Form 10-K
period 2009-12-31
IMAX CORP
filed 2010-03-11
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
None
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on June 30, 2009 was $347.8 million (42,829,037 common shares times $8.12).
     As of February 28, 2010, there were 63,028,035, common shares of the registrant outstanding.
Document Incorporated by Reference
     Portions of the registrant’s definitive Proxy Statement to be filed within 120 days of the close of IMAX Corporation’s fiscal year ended December 31, 2009, with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and the annual meeting of the stockholders of the registrant (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K to the extent described therein.

IMAX CORPORATION
December 31, 2009

IMAX CORPORATION
EXCHANGE RATE DATA
     Unless otherwise indicated, all dollar amounts in this document are expressed in United States (“U.S.”) dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Bank of Canada (the “Noon Buying Rate”). Such rates quoted are the number of U.S. dollars per one Canadian dollar and are the inverse of rates quoted by the Bank of Canada for Canadian dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 2009 was U.S. $0.9555.

	Years Ended December 31,
	2009	2008	2007	2006	2005
Exchange rate at end of period	0.9555	0.8170	1.0120	0.8582	0.8579
Average exchange rate during period	0.8757	0.9381	0.9425	0.8818	0.8254
High exchange rate during period	0.9716	1.0291	1.0908	0.9100	0.8690
Low exchange rate during period	0.7692	0.7710	0.8437	0.8528	0.7872
SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
     Certain statements included in this annual report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) and expectations regarding the Company’s future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; including the length and severity of the current economic downturn, the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; the performance of IMAX DMR films; conditions in the in-home and out-of-home entertainment industries; the signing of theater system agreements; changes in laws or regulations; conditions, changes and developments in the commercial exhibition industry; the failure to convert theater system backlog into revenue; risks associated with the Company’s transition to a digitally-based projector; risks related to new business initiatives; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; the potential impact of increased competition in the markets the Company operates within; risks related to foreign currency transactions; risks related to the Company’s prior restatements and the related litigation and ongoing inquiry by the Securities and Exchange Commission (the “SEC”) and the Ontario Securities Commission (the “OSC”); and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®,
IMAX DMR®, DMR®, IMAX MPX®, IMAX think big® and think big® are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

PART I

Item 1.	Business
GENERAL
     IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and large-format motion picture presentations. The Company’s principal business is: the design and manufacture of large-format digital and film-based theater systems (“IMAX theater systems”) and the sale or lease of such IMAX theater systems or the contribution of IMAX theater systems under revenue-sharing arrangements with its customers. The IMAX theater systems are based on proprietary and patented technology for both large-format digital projectors and large-format 15-perforation film frame, 70mm format (“15/70-format”) projectors. The Company’s customers who purchase, lease or otherwise acquire the IMAX theater systems are theater exhibitors that operate commercial theaters (particularly multiplexes), museums, science centers, or destination entertainment sites. The Company generally does not own IMAX theaters, but licenses the use of its trademarks along with the sale, lease or contribution of its equipment. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.”
     The Company is also engaged in the production and distribution of original large-format films, the provision of post-production services for large-format films, the conversion of two-dimensional (“2D”) and three-dimensional (“3D”) Hollywood feature films for exhibition on IMAX theater systems around the world, the operation of four IMAX theaters and the provision of services in support of IMAX theaters and the IMAX theater network throughout the globe.
     The Company believes the IMAX theater network is the most extensive large-format theater network in the world with 430 theater systems (309 commercial, 121 institutional) operating in 48 countries as at December 31, 2009. This compares to 351 theater systems (231 commercial, 120 institutional) operating in 42 countries as at December 31, 2008. While the Company’s roots are in the institutional market, the Company’s expanded commercial theater network and its initiatives to facilitate the production and reduce the cost of displaying IMAX content have made IMAX a key distribution platform for Hollywood blockbuster films. To that end, in 2002, the Company introduced a technology that allows conventional 35mm movies to be digitally converted for its large-format theaters. In 2003, the Company introduced lower cost theater systems designed for multiplex owners (the “MPX” systems). In 2008, the Company introduced a proprietary new digital projector which has resulted in a greater number of both theater system signings and Hollywood features being released to the IMAX network. The Company continues to maintain strong relationships with Hollywood studios and commercial exhibition companies.
     IMAX theater systems combine advanced, high-resolution projectors with film handling equipment and automated theater control systems, sound system components and screen components that extend to the edge of a viewer’s peripheral vision to create immersive audio-visual experiences. As a result, audiences feel as if they are a part of the on-screen action, creating a more intense, immersive and exciting experience than in a traditional theater. In addition, the Company’s IMAX 3D theater systems combine the same theater systems with 3D images that further enhance the audience’s feeling of being immersed in the film.
     The Company believes that one of the key steps to becoming an important distribution platform for Hollywood’s biggest event films was the Company’s introduction, in 2002, of a technology that can digitally convert live-action 35mm films to its large-format at a modest incremental cost (incurred by the Company), while meeting the Company’s high standards of image and sound quality. This proprietary system is known as IMAX DMR (Digital Re-Mastering). Since the introduction of IMAX DMR, 44 IMAX DMR films have been released. As the Company’s theater network has expanded, the number of films converted through the DMR process that have been released annually has increased as well. Accordingly, 12 films converted through the IMAX DMR process were released in 2009 as compared to 8 in 2008.
     A further important step in becoming a distribution platform for Hollywood’s biggest event films was the Company’s development of an IMAX digital projection system. The IMAX digital projection system, which operates without the need for analog film prints, was designed specifically for use by commercial multiplex operators and allows operators to reduce the capital and operating costs required to run an IMAX theater without sacrificing the image and sound quality of the “The IMAX Experience.” By making The IMAX Experience more accessible for commercial multiplex operators, the introduction of the IMAX digital projection system paved the way for several important joint revenue sharing arrangements which have allowed the Company to rapidly expand its theater network. Since announcing that the Company was developing digital projection technology, the Company has signed agreements for 293 digital systems (including the upgrade of film-based systems), 28 of which were signed in 2009, and 27 of which were signed in 2010 year-to-date. As of December 31, 2009, 151 IMAX digital projection systems were in operation, a 228% increase compared to the 46 digital projection systems in operation as of December 31, 2008.

     As a result of the immersiveness and superior image and sound quality of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for IMAX DMR films over films exhibited in their conventional auditoriums. The premium pricing, combined with higher attendance levels associated with IMAX films, generates incremental box office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box office generated by IMAX DMR films has helped establish IMAX as a premium distribution platform for Hollywood blockbuster films.
     The Company intends to explore new areas of brand extension in 3D in-home entertainment technology; the digital re-mastering and 2D-to-3D conversion of movie and television content; increased post-production opportunities; alternative theater content and partnerships with technology, studio, programming, content and consumer electronics companies.
     IMAX Corporation, a Canadian corporation, was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation (“Predecessor IMAX”). Predecessor IMAX was incorporated in 1967.
PRODUCT LINES
     The Company is the pioneer and leader in the large-format film industry. The Company believes it is the world’s largest designer and manufacturer of specialty projection and sound system components for large-format theaters around the world, as well as a significant producer and distributor of large-format films. The Company’s theater systems include a specialized IMAX projector, advanced sound systems and specialty screens. The Company derives its revenues from: IMAX theater systems (the sale and lease of, and provision of services related to, its theater systems); films (production and digital re-mastering of films, the distribution of film products to the IMAX theater network, post-production services for films); joint revenue sharing arrangements (the provision of its theater system in exchange for a certain percentage of theater revenue); theater system maintenance (the provision of maintenance services related to its theater systems); theater operations (owning equipment, operating, managing or participating in the revenues of IMAX theaters); and other activities, which include the sale of after market parts and camera rentals. Segmented information is provided in note 20 to the accompanying audited consolidated financial statements in Item 8.
IMAX Systems, Theater System Maintenance and Joint Revenue Sharing Arrangements
     The Company’s primary products are its theater systems. Traditional IMAX film-based theater systems include a unique rolling loop 15/70-format projector that offers superior image quality and stability and a digital theater control system; a 6-channel, digital audio system delivering up to 12,000 watts of sound; a screen with a proprietary coating technology; and, if applicable, 3D glasses cleaning equipment. The Company’s digital projection system includes all of the above components (absent the rolling-loop projector) and operates without the need for analog film prints. Since its introduction, the majority of the Company’s theater sales have been digital systems and the Company expects a majority of its future theater systems sales to continue to be IMAX digital systems. As part of the arrangement to sell or lease its theater systems, the Company provides extensive advice on theater planning and design and supervision of installation services. Theater systems are also leased or sold with a license for the use of the world famous IMAX brand. IMAX theater systems come in five configurations: the GT projection system for the largest IMAX theaters; the SR system for smaller theaters; the IMAX MPX and IMAX digital systems, which are targeted for multiplex complexes; and a fifth category of theater systems featuring heavily curved and tilted screens that are used in dome shaped theaters. The GT, SR, IMAX MPX and IMAX digital systems are “flat” screens that have a minimum of curvature and tilt and can exhibit both 2D and 3D films, while the screen components in dome shaped theaters are generally 2D only and are popular with the Company’s institutional clients.
     Unlike standard cinema screens, IMAX screens typically go from floor to ceiling and extend to the edge of a viewer’s peripheral vision to create an immersive experience which, when combined with the Company’s superior sound system components, make audiences feel as if they are a part of the on-screen action, creating a more intense and exciting experience than in a traditional theater. The immersive experience is a critical part of The IMAX Experience. The Company’s IMAX 3D theaters further increase the audience’s feeling of immersion in the film by bringing images off the screen. All IMAX theaters, with the exception of dome configurations, feature a steeply inclined floor to provide each audience member with a clear view of the screen. The Company holds patents on the geometrical design of IMAX theaters.
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

     In order to compete and evolve with the market, the Company has created a digital projection system that provides a premium and differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand. The introduction of the digital projection system for a large portion of the Company’s customer base has been compelling for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $20 thousand per 2D print to $45 thousand per 3D print. Removing those costs significantly increases the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. The Company similarly believes that economics change favorably for its exhibition clients as a result of a digital theater system, since lower print costs (which total approximately $200 per movie per system), and the increased programming flexibility that digital delivery provides allow theaters to program at least 12-14 IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. In 2009, 12 films converted through the IMAX DMR process were released to the IMAX theater network as compared to 8 films in 2008. Furthermore, to date, the Company has announced the release of 10 DMR films to its theater network in 2010, plus 1 IMAX original production and anticipates announcing additional DMR titles in 2010 which are expected to be released to IMAX theaters in 2010 and beyond. Digital projectors also typically require lower installation costs for exhibitors and potentially allow for the opportunity to show attractive alternate programming, such as live sporting events and concerts, in the immersive environment of an IMAX theater. Digital systems represent 85% of the Company’s current backlog and the Company continues to expect a majority of its future theater system arrangements to be for digital systems.
     To complement its viewing experience, the Company provides unique digital sound system components. The sound system components are among the most advanced in the industry and help to heighten the sense of realism of an IMAX presentation. IMAX sound system components are specifically designed for IMAX theaters and are an important competitive advantage. The Company believes it is a world leader in the design and manufacture of digital sound system components for applications including traditional movie theaters, auditoriums and IMAX theaters.
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
     Leases, other than joint revenue sharing arrangements, generally have 10 to 20-year initial terms and are typically renewable by the customer for one or more additional 5 to 10-year terms. Under the terms of the typical lease agreement, the title to the theater system equipment (including the projector, the sound system and the projection screen) remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally not cancelable by the customer unless the Company fails to perform its obligations.
     The Company also enters into sale agreements with its customers. Under a sales arrangement, the title to the theater system remains with the customer. In certain instances, however, the Company retains title or a security interest in the equipment until the customer has made all payments required under the agreement.
     The typical lease or sales arrangement provides for three major sources of cash flows for the Company: (i) initial fees; (ii) ongoing minimum fixed and contingent fees; and (iii) ongoing maintenance and extended warranty fees. Initial fees generally are received over the period of time from the date the arrangement is executed to the date the equipment is installed and customer acceptance has been received. However, in certain cases, the payments of the initial fee may be scheduled over a period after the equipment is installed and customer acceptance has been received. Ongoing minimum fixed and contingent fees and ongoing maintenance and extended warranty fees are generally received over the life of the arrangement and are usually adjusted annually based on changes in the local consumer price index. The ongoing minimum fixed and contingent fees generally provide for a fee which is the greater of a fixed amount or a certain percentage of the theater box-office. The terms of each arrangement vary according to the configuration of the theater system provided and the geographic location of the customer.

     Over the last several years, the Company has entered into joint revenue sharing arrangements with customers pursuant to which the Company provides the System Deliverable in return for a percentage of the theater box-office and concession revenue. Under these arrangements, the Company receives no up-front fee, no minimum rent, and the Company retains title to the theater system (including the projector, the sound system and the projection screen). The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally not cancelable by the customer unless the Company fails to perform its obligations. In certain cases, the contract provides certain performance thresholds that, if not met by either party, allows the other party to terminate the agreement. Joint revenue sharing arrangements generally have a 7 to 10-year initial term and may be renewed by the customer for an additional term. By offering arrangements whereby exhibitors do not need to invest the initial capital required in a lease or a sale arrangement, the Company’s theater network has expanded significantly more quickly than in the past. In addition, joint revenue sharing arrangements provide the Company with a significant portion of the box-office from IMAX theaters, as well as a continuing portion from the studios releasing IMAX DMR films, for which the Company typically receives a percentage of the studio’s box-office receipts. Theater systems under joint revenue sharing arrangements differ from the sale or lease of theater systems as payments to the Company are contingent, instead of fixed or determinable. To date, the Company has entered into joint revenue sharing arrangements for 169 systems, 117 of which were in operation as of December 31, 2009.
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
     The Company’s sales backlog is as follows:

	December 31, 2009		December 31, 2008
	Number of	Dollar Value	Number of	Dollar Value
	Systems	(in thousands)	Systems	(in thousands)
Sales and sale-type lease arrangements	94	$117,157	107	$144,837
Joint revenue sharing arrangements	42	n/a	106	n/a

	136	$117,157	213	$144,837

     The value of the sales backlog does not include anticipated revenues from theaters in which the Company has an equity-interest, joint revenue sharing arrangements, agreements covered by letters of intent or conditional sale or lease commitments, though the number of systems contracted for under these arrangements is included.
     The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as of December 31:

	2009			2008
	Theater			Theater
	Network			Network
	Base	Backlog		Base	Backlog
Flat Screen (2D)	36	—		40	1
Dome Screen (2D)	65	1		67	2
IMAX 3D Dome (3D)	2	—		2	—
IMAX 3D GT (3D)	88	5		90	7
IMAX 3D SR (3D)	51	2		49	5
IMAX MPX (3D)	37 (1)	13		57	31
IMAX digital (3D)	151 (1)	115	(2)	46	167	(2)

Total	430	136		351	213

(1)	In 2009, the Company upgraded 25 film-based IMAX theater systems to IMAX digital theater systems (14 sales arrangements, 2 operating lease arrangements and 9 under joint revenue sharing arrangements).

(2)	Includes 42 and 106 theater systems as of December 31, 2009 and 2008, respectively, under joint revenue sharing arrangements.
     IMAX Flat Screen and IMAX Dome Systems. IMAX flat screen and IMAX Dome systems comprise approximately 103 of the Company’s opened theater base and primarily reside in institutional settings such as museums and science centers. Flat screen IMAX theaters were introduced in 1970, while IMAX Dome theaters, which are designed for tilted dome screens, were introduced in 1973. There have been several significant proprietary and patented enhancements to these systems since their introduction.
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
     As of December 31, 2009, there was a total of 139 IMAX 3D GT and IMAX 3D SR theaters in operation, which is consistent with the 139 IMAX 3D GT and IMAX 3D SR theaters in operation as of December 31, 2008.
     IMAX MPX. In 2003, the Company launched a large-format theater system designed specifically for use in multiplex theaters. Known as IMAX MPX, this system projects 15/70-format film onto flat screens which are curved and tilted forward to further immerse the audience. An IMAX MPX theater system utilizes the Company’s proprietary digital sound system components, which are capable of multi-channel uncompressed studio quality digital audio. The projector is capable of playing both 2D and 3D films and is installed into a standard 35mm projection booth. The IMAX MPX system can be installed as part of a newly-constructed multiplex, as an add-on to an existing multiplex or as a retrofit of one or two existing stadium seat auditoriums within a multiplex. With lower capital and operating costs, the IMAX MPX was designed to improve a multiplex owner’s financial returns and allow for the installation of IMAX theater systems in markets that might previously not have been able to support one. As of December 31, 2009, there were 37 MPX systems in operation compared to 57 MPX systems as of December 31, 2008. The decrease in the number of MPX systems is largely attributable to the conversion of existing MPX systems to IMAX digital systems.
     IMAX Digital. In July 2008, the Company introduced a proprietary IMAX digital projection system operating on a digital platform that it believes delivers higher quality imagery compared with other digital systems and that is consistent with the Company’s brand. As of December 31, 2009, the Company had installed 151 digital theater systems, including 27 digital upgrades, and has an additional 115 digital systems in its backlog. Digital theater systems represent 85% of the total backlog. Moreover, the Company believes that some of the film-based systems currently in its backlog, particularly MPX systems, will ultimately become digital installations as well. The Company believes that the dramatic print cost savings associated with the elimination of analog film prints with the IMAX digital system has led to greater profitability for the Company by increasing the number of films released to the IMAX network, which in turn can result in more theaters in the Company’s network, more profits per theater, more profits for studios releasing their films to the network and higher returns for the theaters in which the Company shares revenues under joint revenue sharing arrangements. The Company’s digital system also has a lower cost of goods sold than its film-based ones. While there are a number of risks inherent in the Company’s digital strategy, including technology risks, the aggregate reliability percentage, defined as the percentage of successful shows exhibited across the theater network, of the Company’s digital projectors installed to date is 99.8%. The Company’s introduction of a digital platform for a large portion of its customer base has been compelling for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $20 thousand per 2D print to $45 thousand per 3D print. Removing those costs significantly increases the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. In 2009, the Company released 12 films converted through the IMAX DMR process as compared to 8 films in 2008. Furthermore, the Company has announced the release of 10 DMR films and 1 IMAX original production to its theater network in 2010 and anticipates announcing additional DMR titles in 2010 which are expected to be released to the IMAX theater network in 2010 and beyond. The Company similarly believes that economics change favorably for its exhibition clients as a result of a digital theater system, since lower print costs (which total approximately $200 per movie per system), and the increased programming flexibility that digital delivery provides allow theaters to program at least 12-14 IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue.

Moreover, the installation of an IMAX digital system costs exhibitors less than the installation of a film-based system, requires smaller space in the projection booth and results in more large-format films being available in the exhibitors’ libraries, further improving exhibitor returns. Finally, digital transmission eventually allows for the opportunity to show attractive alternative programming, such as live sporting events and concerts, in the immersive environment of an IMAX theater. Accordingly, digital systems represent 85% of the Company’s current backlog and the Company continues to expect a majority of its future theater system arrangements to be for digital systems.
Films
Film Production and Digital Re-mastering (IMAX DMR)
     Films produced by the Company are typically financed through third parties, whereby the Company will generally receive a film production fee in exchange for producing the film and a distribution fee for distributing the film. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company.
     In 2002, the Company developed technology that makes it possible for live-action film footage to be digitally transformed into IMAX’s large-format at a cost of roughly $1.0 — $1.5 million per film. This proprietary system, known as IMAX DMR, has opened up the IMAX theater network to film releases from Hollywood’s broad library of films. In a typical IMAX DMR film arrangement, the Company will absorb its costs for the IMAX DMR re-mastering and then recoup this cost from a percentage of the gross box-office receipts of the film, which generally range from 10-15%. In 2009, gross box office from IMAX DMR films was $270.8 million, compared to $130.3 million in 2008, an increase of 108%. The Company may also have certain distribution rights to the films produced using its IMAX DMR technology.
     The IMAX DMR process involves the following:
•	in certain instances, scanning, at the highest possible resolution, each individual frame of the movie and converting it into a digital image;
•	optimizing the image using proprietary image enhancement tools;
•	enhancing the digital image using techniques such as sharpening, color correction, grain and noise removal and the elimination of unsteadiness and removal of unwanted artifacts;
•	recording the enhanced digital image onto IMAX 15/70-format film or IMAX digital cinema package (“DCP”) format;
•	specially re-mastering the sound track to take full advantage of the IMAX theater’s unique sound system; and
•	in certain instances, performing the Company’s proprietary live-action 2D to 3D conversion.
     The first IMAX DMR film, Apollo 13: The IMAX Experience, produced in conjunction with Universal Pictures and Imagine Entertainment, was released in September 2002. Since the release of that film, an additional 43 IMAX DMR films have been released to the IMAX theater network as of December 31, 2009.
     The highly automated IMAX DMR process typically allows the re-mastering process to meet aggressive film production schedules. The Company is continuing to decrease the length of time it takes to reformat a film with its IMAX DMR technology. Apollo 13: The IMAX Experience, released in 2002, was re-mastered in 16 weeks, while Star Trek: The IMAX Experience, released in May 2009, was re-mastered in approximately 7 days. The IMAX DMR conversion of simultaneous, or “day-and-date” releases are done in parallel with the movie’s filming and editing, which is necessary for the simultaneous release of an IMAX DMR film with the domestic release to conventional theaters.
     The Company demonstrated its ability to convert computer-generated animation to IMAX 3D with the 1999 release of Cyberworld, the 2004 release of the full length computer generated imagery (“CGI”) feature, The Polar Express: The IMAX 3D Experience and the release of four CGI 3D features in 2005-2007, including Beowulf: An IMAX 3D Experience released in November 2007. In addition, the Company has developed proprietary technology to convert live action 2D films to IMAX 3D films, which the Company believes can offer significant potential benefits to the Company, studios and the IMAX theater network. This technology was used to convert scenes from 2D to 3D in the film Superman Returns: An IMAX 3D Experience in 2006. In July 2007, Harry Potter and the Order of the Phoenix: An IMAX 3D Experience, was released with approximately 20 minutes of the film converted from 2D to 3D using such technology. In addition, the 2009 release of Harry Potter and the Half-Blood Prince: An IMAX 3D Experience included certain scenes of the film converted to IMAX 3D.
     For IMAX DMR releases, the original soundtrack of the movie is re-mastered for the IMAX five or six-channel digital sound systems. Unlike the soundtracks played in conventional theaters, IMAX re-mastered soundtracks are uncompressed and full fidelity. IMAX sound systems use proprietary loudspeaker systems and proprietary surround sound configurations that ensure every theater seat is in a good listening position.
     In 2009, 12 films were converted through the IMAX DMR process and released to IMAX theaters as compared to 8 films in 2008. These 12 films were:
•	Jonas Bros: The 3D Concert Experience (Walt Disney Pictures, February 2009);

•	Watchmen: The IMAX Experience (Warner Bros. Pictures (“WB”), March 2009);

•	Monsters vs. Aliens: An IMAX 3D Experience (DreamWorks Animation SKG, Inc., March 2009);

•	Star Trek: The IMAX Experience (Paramount Pictures, May 2009);

•	Night at the Museum: Battle of the Smithsonian: The IMAX Experience (Twentieth Century Fox, May 2009);

•	Transformers: Revenge of the Fallen: The IMAX Experience (DreamWorks Pictures, June 2009);

•	Harry Potter and the Half Blood Prince: An IMAX 3D Experience (WB, July 2009);

•	Cloudy with a Chance of Meatballs: An IMAX 3D Experience (Sony Pictures Animation, September 2009);

•	Where the Wild Things Are: The IMAX Experience (WB, October 2009);

•	Michael Jackson’s This Is It: The IMAX Experience (Sony Pictures, October 2009);

•	Disney’s A Christmas Carol: An IMAX 3D Experience (Walt Disney Pictures and ImageMovers Digital, November 2009); and

•	Avatar: An IMAX 3D Experience (Twentieth Century Fox, December 2009).
     The Company believes that the box-office performance of its DMR releases has positioned IMAX theaters as a premium distribution platform for Hollywood films, which is separate and distinct from their wider theatrical release. IMAX theaters therefore serve as an additional distribution platform for Hollywood films, just as home video and pay-per-view are ancillary distribution platforms.
     To date, the Company has announced the release of 10 DMR films to its theater network in 2010:
•	Alice In Wonderland: An IMAX 3D Experience (Walt Disney Studios, March 2010);

•	How To Train Your Dragon: An IMAX 3D Experience (Paramount Pictures, March 2010);

•	Iron Man 2: The IMAX Experience (Marvel Entertainment and Paramount Pictures, May 2010);

•	Shrek Forever After: An IMAX 3D Experience (Dreamworks Animation, May 2010);

•	Prince of Persia: The Sands of Time: The IMAX Experience (Walt Disney Pictures, May 2010);

•	Toy Story 3: An IMAX 3D Experience (Walt Disney Pictures Studios Motion Pictures, June 2010);

•	The Twilight Saga: Eclipse: The IMAX Experience (Summit Entertainment, June 2010);

•	Inception: The IMAX Experience (WB, July 2010);

•	Aftershock: The IMAX Experience (Huayi Brothers Group, July 2010, primarily to be distributed in China and other parts of Asia); and

•	Tron Legacy: An IMAX 3D Experience (Walt Disney Pictures, December 2010).
     The Company remains in active negotiations with virtually all of Hollywood’s studios for additional films to fill out its short and long-term film slate and anticipates announcing additional Hollywood films to be released in IMAX theaters in 2010.
     In addition, the Company, in conjunction with WB and the National Aeronautics and Space Administration (NASA), will release Hubble 3D: The IMAX Experience to its network in March 2010. Hubble 3D: The IMAX Experience, narrated by three-time Academy-Award® nominee Leonardo DiCaprio, chronicles a team of astronauts’ journey to the Hubble Space Telescope.
Film Distribution
     The Company is a significant distributor of large-format films. The Company generally distributes films which it has produced or for which it has acquired distribution rights from independent producers. As a distributor, the Company receives a fixed fee and/or a percentage of the theater box-office receipts.

     Among the library of large-format films are 44 films, as of December 31, 2009, converted into large-format through IMAX DMR technology, including Hollywood event films such as the 2009 blockbuster Avatar: The IMAX Experience, along with general entertainment and educational films on subjects such as space, wildlife, music, history and natural wonders. The library consisted of 306 films at the end of 2009, aggregate, of which the Company had distribution rights to 45 such films. Large-format films that have been successfully released by the Company include Under the Sea 3D, which was released by the Company and WB in March 2009, has grossed over $26.1 million as of the end of 2009, Deep Sea 3D, which was released by the Company and WB in March 2006 and has grossed more than $86.2 million as of the end of 2009, SPACE STATION, which was released in April 2002 and has grossed over $114.3 million as of the end of 2009 and T-REX: Back to the Cretaceous, which was released by the Company in 1998 and has grossed over $103.1 million as of the end of 2009. Large-format films have significantly longer exhibition periods than conventional 35mm films and many of the films in the large-format library have remained popular for many decades including the films To Fly! (1976), Grand Canyon — The Hidden Secrets (1984) and The Dream Is Alive (1985).
Film Post-Production
     David Keighley Productions 70MM Inc., a wholly-owned subsidiary of the Company, provides film post-production and quality control services for large-format films (whether produced internally or externally), and digital post-production services.
Theater Operations
     As at December 31, 2009, the Company had four owned and operated theaters on leased premises as compared to 6 owned and operated theaters as at December 31, 2008. In addition, the Company has entered into a commercial arrangement with one theater resulting in the sharing of profits and losses. The Company also provides management services to two theaters.
Other
Cameras
     The Company rents its proprietary 2D and 3D large-format analog cameras and provides technical and post-production services to third-party producers for a fee. The Company’s 3D camera, which is a patented, state-of-the-art dual and single filmstrip 3D camera, is among the most advanced motion picture cameras in the world and is the only 3D camera of its kind. The IMAX 3D camera simultaneously shoots left-eye and right-eye images and enables filmmakers to access a variety of locations, such as underwater or aboard aircraft. The Company maintains cameras and other film equipment to support third-party producers and also offers production advice and technical assistance to filmmakers. For Transformers: Revenge of the Fallen: The IMAX Experience, released in June 2009, director Michael Bay used IMAX 2D large-format cameras to film a number of key scenes in the film, adding a special feature for consumers who saw the film in IMAX theaters.

MARKETING AND CUSTOMERS
     The Company markets its theater systems through a direct sales force and marketing staff located in offices in Canada, the United States, Europe, and Asia. In addition, the Company has agreements with consultants, business brokers and real estate professionals to locate potential customers and theater sites for the Company on a commission basis.
     The commercial multiplex theater segment of the Company’s theater network is now its largest segment, comprising 288 theaters, or 67.0%, of the total 430 theaters opened as of December 31, 2009. The Company’s institutional customers include science and natural history museums, zoos, aquaria and other educational and cultural centers. The Company also sells or leases its theater systems to theme parks, tourist destination sites, fairs and expositions. At December 31, 2009, approximately 37.0% of all opened IMAX theaters were in locations outside of North America (defined as the United States and Canada). The following table outlines the breakdown of the theater network by type and geographic location as of December 31:

	2009 Theater Network Base				2008 Theater Network Base
	Commercial	Commercial			Commercial	Commercial
	Multiplex	Destination	Institutional	Total	Multiplex	Destination	Institutional	Total
United States	175	8	66	249	116	9	67	192
Canada	13	2	7	22	14	2	7	23
Mexico	8	—	11	19	7	—	10	17
Europe	40	7	10	57	32	7	10	49
Japan	5	2	7	14	1	2	7	10
China	10	—	12	22	8	—	10	18
Rest of World	37	2	8	47	31	2	9	42

Total	288	21	121	430	209	22	120	351

     For information on revenue breakdown by geographic area, see note 20 to the accompanying audited consolidated financial statements in Item 8. The Company’s foreign operations are subject to certain risks. See “Risk Factors – The company conducts business internationally which exposes it to uncertainties and risks that could negatively affect its operations and sales” in Item 1A. The Company’s two largest customers as of December 31, 2009, collectively represent 22.1% of the Company’s network base of theaters and 11.6% of revenues.
INDUSTRY AND COMPETITION
     The Company traditionally has competed with manufacturers of large-format film projectors. Most of these competitors utilize smaller film formats, including 8-perforation film frame 70mm and 10-perforation film frame 70mm formats, which the Company believes deliver an image that is inferior to The IMAX Experience. The IMAX theater network and the number of large-format films to which the Company has distribution rights are substantially larger than those of its large-format competitors and IMAX DMR reformatted films are available exclusively to the IMAX theater network. More recently, as the motion picture industry transitions from film projection to digital projection, a number of companies have introduced digital 3D projection technology and, since 2008, a number of Hollywood features have been exhibited using these technologies. According to the National Association of Theater Owners, as of December 31, 2009, there were approximately 3,500 conventional-sized screens in U.S. multiplexes equipped with such digital 3D systems. In 2008, the Company introduced its own proprietary digitally-based projector which is capable of 2D and 3D presentations and which comprises the majority of its current (and, the Company expects, future) theater system sales. For the films released to both IMAX 3D theaters and conventional 3D theaters, the IMAX theaters have significantly outperformed the conventional theaters on a per-screen revenue basis. Finally, some commercial exhibitors have recently introduced or announced an intention to introduce their own large-screen auditoriums. IMAX theaters have continually outperformed the small number of these theaters currently operating.
     The Company may also face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources to develop and support them. The Company also faces in-home competition from a number of alternative motion picture distribution channels such as home video, pay-per-view, video-on-demand, DVD, Internet and syndicated and broadcast television. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theater and restaurants.

     The Company believes that its competitive strengths include the value of the IMAX brand name, the design, quality and historic reliability rate of IMAX theater systems, the return on investment of an IMAX theater, the number and quality of large-format films that it distributes, the quality of the sound system components included with the IMAX theater, the availability of Hollywood event films to IMAX theaters through IMAX DMR technology and the level of the Company’s service and maintenance and extended warranty efforts. Virtually all of the best performing large-format theaters in the world are IMAX theaters.
THE IMAX BRAND
     The world-famous IMAX brand stands for the highest-quality, most immersive motion picture entertainment. Consumer research conducted for the Company in the U.S. by a third-party research firm shows that the IMAX brand is known for cutting-edge technology and an experience that immerses audiences in the movie. The research also shows that the brand inspires a strong sense of loyalty and that consumers place a premium on it, often willing to travel significantly farther and pay more for The IMAX Experience than for a conventional movie. The Company believes that its significant brand loyalty among consumers provides it with a strong, sustainable position in the exhibition industry. The IMAX brand name cuts across geographic and demographic boundaries. To date, IMAX DMR films have significantly outperformed other formats on a per screen basis.
     As the IMAX theater network and film slate grow, so does the visibility of the IMAX brand. In recent years, IMAX has built on its heritage of immersive, high-quality educational movies presented in prestigious institutions and destination centers by increasingly expanding its network into multiplexes. With a growing number of IMAX theaters based in multiplexes and with a recent history of commercially successful large-format films such as: Avatar: An IMAX 3D Experience, The Dark Knight: The IMAX Experience, Transformers: Revenge of the Fallen: The IMAX Experience, Beowulf: An IMAX 3D Experience, 300: The IMAX Experience, Spider-Man 3: The IMAX Experience, Superman Returns: An IMAX 3D Experience and the Harry Potter series, the Company continues to increase its presence in commercial settings. The Company believes the strength of the IMAX brand will be an asset as it continues to establish the IMAX theater network as a unique and desirable release window for Hollywood movies, and as it continues to roll out digital projection systems.
RESEARCH AND DEVELOPMENT
     The Company believes that it is one of the world’s leading entertainment technology companies with significant in-house proprietary expertise in digital and film-based projection and sound system component design, engineering and imaging technology, particularly in 3D. The motion picture industry has been and will continue to be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production, digital re-mastering (such as IMAX DMR), distribution and display (projection). As such, the Company has made significant investments in digital technologies, including the development of a proprietary, patent-pending technology to digitally enhance image resolution and quality of motion picture films, the conversion of monoscopic (2D) to stereoscopic (3D) images and the creation of an IMAX digital projector. Accordingly, the Company holds a number of patents, patents pending and other intellectual property rights in these areas. In addition, the Company holds numerous digital patents and relationships with key manufacturers and suppliers in digital technology. In July 2008, the Company introduced its proprietary, digitally-based projector which operates without the need for analog film prints.
     The IMAX DMR technology enhances the image quality of a conventional motion picture for large screen exhibition. For movies shot on 35mm film, the process begins by converting the 35mm frame into its digital form at the highest possible resolution. Once an image has been converted into a digital form, or for films already in digital form, the DMR process optimizes the image using proprietary image enhancement tools, such as sharpening, color correction, grain and noise removal and the elimination of unsteadiness and unwanted artifacts. The proprietary system therefore recreates a pristine form of the original photography. The completed re-mastered film is transferred onto the Company’s 15/70-film format or into an IMAX digital DCP format. Each film’s original soundtrack is also recreated and upgraded to Company standards. Through its research and development program, the Company continues to refine and enhance the capabilities of this technology.
     Several of the underlying technologies and resulting products and system components of the Company are covered by patents or patent applications. Other underlying technologies are available to competitors, in part because of the expiration of certain patents owned by the Company. The Company, however, has successfully obtained patent protection covering several of its significant improvements made to such technologies and to the nature of its immersive experience. The Company plans to continue to fund research and development activity in areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, enhancing the Company’s 2D and 3D image quality, expanding IMAX theater systems’ capabilities in live entertainment and enhancing the IMAX theater and sound system design. The Company has also recently announced that it is developing its first digital 3D camera.

     For 2009, 2008, and 2007, the Company recorded research and development expenses of $3.8 million, $7.5 million and $5.8 million, respectively. Over the past three years, the Company has invested significantly in research and development relating to the development and introduction of its IMAX digital projector system. As at December 31, 2009, 28 of the Company’s employees were connected with research and development projects.
MANUFACTURING AND SERVICE
Projector Component Manufacturing
     The Company assembles the projector of its large-format theater systems at its Corporate Headquarters and Technology Center in Mississauga, Ontario, Canada (near Toronto). A majority of the parts and sub-assemblies for this component are purchased from outside vendors. The Company develops and designs all the key elements for the proprietary technology involved in this component. Fabrication of parts and sub-assemblies is subcontracted to a group of carefully pre-qualified suppliers. Manufacture and supply contracts are signed for the delivery of the component on an order-by-order basis. The Company has developed long-term relationships with a number of significant suppliers, and the Company believes its existing suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all parts and sub-assemblies, completes the final assembly and then subjects the projector to comprehensive testing individually and as a system prior to shipment. In 2009, these projectors, including the Company’s recently introduced digital projection system, had reliability rates, based on scheduled shows, of approximately 99.8%.
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

PATENTS AND TRADEMARKS
     The Company’s inventions cover various aspects of its proprietary technology and many of these inventions are protected by Letters of Patent or applications filed throughout the world, most significantly in the United States, Canada, Belgium, Japan, France, Germany and the United Kingdom. The subject matter covered by these patents, applications and other licenses encompasses theater design and geometry, electronic circuitry and mechanisms employed in projectors and projection equipment (including 3D projection equipment), a method for synchronizing digital data, a method of generating stereoscopic (3D) imaging data from a monoscopic (2D) source, a process for digitally re-mastering 35mm films into large-format, a method for increasing the dynamic range and contrast of projectors, a method for visibly seaming or superimposing images from multiple projectors and other inventions relating to digital projectors. The Company has been and will continue to be diligent in the protection of its proprietary interests.
     The Company currently holds or licenses 42 patents, has 11 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company’s patents in the United States, Canada and Japan for improvements to the IMAX projection system components expire between 2010 and 2024.
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
EMPLOYEES
     As of December 31, 2009, the Company had 325 employees compared to 326 employees as of December 31, 2008. Both employee counts exclude hourly employees at the Company’s owned and operated theaters.
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
RISKS RELATED TO THE COMPANY’S FINANCIAL PERFORMANCE OR CONDITION
     The Company depends principally on commercial movie exhibitors to purchase or lease its IMAX theater systems, to supply revenue under joint revenue sharing arrangements as well as to provide additional revenues under its sales and sales-type lease agreements and to supply venues in which to exhibit its IMAX DMR films and the Company can make no assurances that exhibitors will continue to do so.
     The Company’s primary customers are commercial multiplex exhibitors. The Company is unable to predict if, or when, they or other exhibitors will purchase or lease IMAX theater systems or enter into joint revenue sharing arrangements with the Company, or whether any of the Company’s existing customers will continue to do any of the foregoing. If exhibitors choose to reduce their levels of expansion or decide not to purchase or lease IMAX theater systems or enter into joint revenue sharing arrangements with the Company, the Company’s revenues would not increase at an anticipated rate and motion picture studios may be less willing to reformat their films into the Company’s format for exhibition in commercial IMAX theaters. As a result, the Company’s future revenues and cash flows could be adversely affected.

     The success of the IMAX theater network is directly related to the availability and success of IMAX DMR films for which there can be no guarantee.
     An important factor affecting the growth and success of the IMAX theater network is the availability of films for IMAX theaters. The Company produces only a small number of such films and, as a result, the Company relies principally on films produced by third party filmmakers and studios, particularly Hollywood features converted into the Company’s large format using the Company’s IMAX DMR technology. There is no guarantee that these filmmakers and studios will continue to release IMAX films, or that the films they produce will be commercially successful. Furthermore, the steady flow and successful box office performance of IMAX DMR releases becomes more important to the Company’s financial performance as the number of joint revenue sharing arrangements included in the overall IMAX network grows. The Company’s revenues from joint revenue sharing arrangements are driven directly by exhibitors’ box-office results, which are dependent on commercial acceptance of IMAX DMR films. Moreover, films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and quality of IMAX DMR and IMAX original films released to the IMAX theater network.
     The introduction of new products and technologies and changes in the way the Company’s competitors operate could harm the Company’s business.
     The out-of-home entertainment industry is very competitive, and the Company faces a number of competitive challenges. The Company’s new proprietary digitally-based projector faces competition from a number of companies that have introduced digital 3D projection technology as a result of the motion picture industry transitioning from film projection to digital projection. According to the National Association of Theater Owners, as of December 31, 2009, there were approximately 3,500 conventional-sized screens in U.S. multiplexes equipped with such digital 3D systems. In addition, some commercial exhibitors have recently introduced or announced an intention to introduce their own large-scale auditoriums. The Company may also face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources to develop and support them. The Company also faces in-home competition from a number of alternative motion picture distribution channels such as home video, pay-per-view, video-on-demand, DVD, Internet and syndicated and broadcast television. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theater and restaurants.
     The Company is undertaking new lines of business and these new business initiatives may not be successful.
     The Company is actively exploring new areas of brand extension as well as opportunities in alternative theater content. These initiatives represent new areas of growth for the Company and that these new business initiatives may not prove to be successful. Some of these initiatives could include the offering of new products and services that may not be accepted by the market. Some areas of potential growth are in the field of in-home entertainment technology, which is an intensively competitive business and the success of which is dependent on consumer demand. If any new business in which the Company invests or attempts to develop does not progress as planned, the Company may be adversely affected by investment expenses that have not led to the anticipated results, by the distraction of management from its core business or by damage to its brand or reputation.
     In addition, these initiatives may involve the formation of joint ventures and business alliances. While the Company seeks to employ the optimal structure for each such business alliance, there is a possibility that the Company may have disagreements with its relevant partner in a joint venture or business with respect to financing, technological management, product development, management strategies or otherwise. Any such disagreement may cause the joint venture or business alliance to be terminated.
     The Company’s ability to adequately protect its intellectual property is limited, and competitors may misappropriate its technology, which could weaken its competitive position.
     The Company depends on its proprietary knowledge regarding IMAX theater systems and digital and film technology. The Company relies principally upon a combination of copyright, trademark, patent and trade secret laws, restrictions on disclosures and contractual provisions to protect its proprietary and intellectual property rights. These laws and procedures may not be adequate to prevent unauthorized parties from attempting to copy or otherwise obtain the Company’s processes and technology or deter others from developing similar processes or technology, which could weaken the Company’s competitive position. The protection provided to the Company’s proprietary technology by the laws of foreign jurisdictions may not protect it as fully as the laws of Canada or the United States. Finally, some of the underlying technologies of the Company’s products and system components are not covered by patents or patent applications.

     The Company has patents issued and patent applications pending, including those covering its digital projector and digital conversion technology. The Company’s patents are filed in the United States, often with corresponding patents or filed applications in other jurisdictions, such as Canada, Belgium, Japan, France, Germany and the United Kingdom. The patent applications pending may not be issued or the patents may not provide the Company with any competitive advantages. The patent applications may also be challenged by third parties. On November 4, 2009, Cinemark, Inc. filed suit against the Company in the U.S. District Court for the Eastern District of Texas challenging the validity of certain of the Company’s theater geometry patents. Though the company intends to vigorously defend itself against Cinemark’s suit, and has counter-sued Cinemark on multiple grants in Texas and New York, the Company may not ultimately prevail (see Item 3. Legal Proceedings) or the ultimate validity of any of the Company’s patents if challenged. Several of the Company’s issued patents in the United States, Canada and Japan for improvements to IMAX projectors, IMAX 3D Dome and sound system components expire between 2010 and 2024. Any claims or litigation initiated by the Company to protect its proprietary technology could be time consuming, costly and divert the attention of its technical and management resources.
     Current economic conditions beyond the Company’s control could materially affect the Company’s business by reducing both revenue generated from existing IMAX theater systems and the demand for new IMAX theater systems.
     The macro-economic outlook for 2010 remains negative in many markets and the U.S. and global economies could remain significantly challenged for an indeterminate period of time. While historically the movie industry has proved to be somewhat resistant to economic downturns and 2009 was a strong year for box office returns, and while the Company has taken steps to mitigate the effect of the economic downturn on its operations, present economic conditions, which are beyond the Company’s control, could lead to a decrease in discretionary consumer spending. It is difficult to predict the severity and the duration of any decrease in discretionary consumer spending resulting from the economic downturn and what affect it may have on the movie industry, in general, and box office results of the Company’s films in particular.
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
     The Company also depends on the sale and lease of IMAX theater systems to commercial movie exhibitors to generate revenue. Commercial movie exhibitors generate revenues from consumer attendance at their theaters, which depends on the willingness of consumers to spend discretionary income at movie theaters. While in the past, the movie industry has proven to be somewhat resistant to economic downturns and 2009 was a strong year for box office returns, in the event of declining box office and concession revenues, commercial exhibitors may be less willing to invest capital in new IMAX theaters. In addition, as a result of continuing tight credit conditions that may limit exhibitors’ access to capital, exhibitors may be unable to invest capital in new IMAX theaters. A decline in demand for new IMAX theater systems could materially and adversely affect the Company’s results of operations.
     The issuance of the Company’s common shares and the accumulation of shares by certain shareholders could result in the loss of the Company’s ability to use certain of the Company’s net operating losses.
     As at December 31, 2009, the Company had approximately $30.9 million of consolidated or separate U.S. federal tax and state tax net operating loss carryforwards as well as approximately $55.7 million of U.S. federal branch return loss carryforwards. Realization of some or all of the benefit from these U.S. tax net operating losses is dependent on: i) the Company’s ability to generate future taxable income and ii) the absence of certain future “ownership changes” of the Company’s common shares. An “ownership change” as defined in the applicable federal income tax rules would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income that the Company may generate. Under the tax code, an ownership change usually occurs if immediately after the close of the “testing date” the percentage of stock owned by one or more 5-percent shareholders (as defined) is increased by more than 50 percentage points. The testing period is generally a 3-year period. Such limitations, in conjunction with the net operating loss expiration provisions, could significantly reduce or effectively eliminate the Company’s ability to use its U.S. net operating losses to offset any future taxable income.

     There is collection risk associated with payments to be received over the terms of the Company’s theater system agreements.
     The Company is dependent in part on the viability of its exhibitors for collections under long-term leases, sales financing agreements and joint revenue sharing arrangements. Exhibitors or other operators may experience financial difficulties that could cause them to be unable to fulfill their contractual payment obligations to the Company. As a result, the Company’s future revenues and cash flows could be adversely affected.
     The Company may not convert all of its backlog into revenue and cash flows.
     At December 31, 2009, the Company’s sales backlog included 136 theater systems, consisting of arrangements for 94 sales and lease systems and 42 theater systems under joint revenue sharing arrangements. The Company lists signed contracts for theater systems for which revenue has not been recognized as sales backlog prior to the time of revenue recognition. The total value of the sales backlog represents all signed theater system sale or lease agreements that are expected to be recognized as revenue in the future (other than those under joint revenue sharing arrangements) and includes initial fees along with the present value of fixed minimum ongoing fees due over the term, but excludes contingent fees in excess of fixed minimum ongoing fees that might be received in the future and maintenance and extended warranty fees. Notwithstanding the legal obligation to do so, not all of the Company’s customers with which it has signed contracts may accept delivery of theater systems that are included in the Company’s backlog. This could adversely affect the Company’s future revenues and cash flows. In addition, customers with theater system obligations in backlog sometimes request that the Company agree to modify or reduce such obligations, which the Company has agreed to in the past under certain circumstances. Customer requested delays in the installation of theater systems in backlog remain a recurring and unpredictable part of the Company’s business.
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
     The Company’s stock price has historically been volatile and declines in market price, including as a result a market downturn, may negatively affect its ability to raise capital, issue debt, secure customer business and retain employees.
     The Company’s publicly traded shares have in the past experienced, and may continue to experience, significant price and volume fluctuations. This market volatility could reduce the market price of its common stock, regardless of the Company’s operating performance. A decline in the capital markets generally, or an adjustment in the market price or trading volumes of the Company’s publicly traded securities, may negatively affect its ability to raise capital, issue debt, secure customer business or retain employees. These factors, as well as general economic and geopolitical conditions, may have a material adverse effect on the market price of the Company’s publicly traded securities.

     There are several risks associated with the Company’s transition to a digitally-based projector, including technical risks and business risks, such as the risk that movie studios may be unwilling to pay the higher costs of IMAX film prints, particularly for certain under-performing movie theaters outside the United States and Canada.
     In 2008, the Company introduced to the market its proprietary digitally-based projector, which the Company expects to continue to supplant and replace its film-based projector for a large portion of its commercial theater customer base. Since its introduction, the Company’s digitally-based projector has constituted the majority of the Company’s theater system sales. As of December 31, 2009, the Company has installed 151 digitally-based projectors, including 27 digital upgrades, all of which are currently in operation, and has signed contracts for the installation of an additional 115 digitally-based projectors in future periods. As the number of digitally-based projectors in the commercial IMAX theater network grows, movie studios may be unwilling to continue to pay the high costs of IMAX film prints, particularly those intended for under-performing theaters located outside the United States and Canada. While the Company is actively seeking solutions to ensure that IMAX film prints will be delivered to such theaters, these measures may not be adequate to ensure that all IMAX theaters will continue to receive film prints.
     In addition, while to date the digitally-based projectors have been highly reliable, technical flaws or bugs may become apparent in the future which would require repairs or modifications to the projector. Competitors may design digitally-based projectors which are more attractive to the consumer or exhibitors and/or are more cost effective than the Company’s, and may make the Company’s projectors less competitive. As a result of this competition, the Company could lose market share if demand for its products declines, which could seriously harm its business and operating results. In addition, the need for additional research and development and/or for capital to finance the replacement of certain theater systems and associated conversion costs could require the Company to raise additional capital, which capital may not be available to the Company on attractive terms, or at all.
     The credit agreement governing the Company’s senior secured credit facility contains significant restrictions that limit its operating and financial flexibility.
     The credit agreement governing the Company’s senior secured credit facility contains certain restrictive covenants that, among other things, limit its ability to:
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
     A significant portion of the Company’s sales are made to customers located outside the United States and Canada. Approximately 35%, 32% and 36% of its revenues were derived outside of the United States and Canada in 2009, 2008 and 2007, respectively. The Company expects its international operations to continue to account for a significant portion of its revenues in the future and plans to expand into new markets in the future. The Company does not have significant experience in operating in certain foreign countries and is subject to the risks associated with doing business in those countries. The Company currently has theater systems installations projected in countries where economies have been unstable in recent years. The economies of other foreign countries important to the Company’s operations could also suffer slower economic growth or instability in the future. The following are among the risks that could negatively affect the Company’s operations and sales in foreign markets:
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
     A substantial portion of the Company’s revenues are denominated in U.S. dollars, while a substantial portion of its expenses are denominated in Canadian dollars. The Company also generates revenues in Euros and Japanese Yen. While the Company periodically enters into forward contracts to hedge its exposure to exchange rate fluctuations between the U.S. and the Canadian dollar, the Company may not be successful in reducing its exposure to these fluctuations. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility.
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
     Under United States Generally Accepted Accounting Principles (“U.S. GAAP”), the Company reviews its long lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment annually or when events or changes in circumstances indicate an impairment test is required. Factors that may be considered a change in circumstances include (but are not limited to) a decline in stock price and market capitalization, declines in future cash flows, and slower growth rates in the Company’s industry. The Company may be required to record a significant charge to earnings in its financial statements during the period in which any impairment of its goodwill or long lived assets is determined.
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
     The Company had significant losses in each of 2008 and 2007. Though the Company was profitable in 2009, the Company may not be able to generate profits in any future period. If the Company does not generate profits in future periods, it may be unable to finance the operations of its business or meet any future debt obligations.
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
     The first IMAX theater system in a theater in China was installed in December 2001. There were 22 IMAX theaters operating in China as of December 31, 2009, and 22 additional IMAX theater systems that are scheduled to be installed in China by 2012. However, the geopolitical instability of the region comprising China, Taiwan, North Korea and South Korea could result in economic embargoes, disruptions in shipping or even military hostilities, which could interfere with both the fulfillment of the Company’s existing contracts and its pursuit of additional contracts in China.
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
     The informal inquiries may adversely affect the course of the pending litigation against the Company. The Company is currently defending a consolidated class-action lawsuit in the U.S. and a class-action lawsuit in Ontario (see Item 3. Legal Proceedings). Negative developments or outcomes in the informal inquiries could have an adverse effect on the Company’s defense of lawsuits. Also, the SEC and/or OSC could impose sanctions and/or fines on the Company in connection with the aforementioned inquiries. Finally, these informal investigations could divert the attention of the Company’s management and other personnel for significant periods of time.
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
     Although the Company’s directors and officers liability insurance is deemed to provide coverage for the class-action, the defense of these claims (as with the defense or prosecution of all of the Company’s litigation) could divert the attention of the Company’s management and other personnel for significant periods of time.
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
     The Company’s principal executive offices are located in Mississauga, Ontario, Canada, New York, New York and Santa Monica, California. The Company’s principal facilities are as follows:

	Operation	Own/Lease	Expiration
Mississauga, Ontario(1)	Headquarters, Administrative, Assembly and Research and Development	Own	N/A
New York, New York	Executive	Lease	2014
Santa Monica, California	Sales, Marketing, Film Production and Post-Production	Lease	2013
Shanghai, China	Sales and Marketing	Lease	2012
Tokyo, Japan	Sales, Marketing and Maintenance	Lease	2010

(1)	This facility is subject to a charge in favor of Wachovia Capital Finance Corporation (Canada) in connection with a secured term and revolving credit facility (see note 12 to the accompanying audited consolidated financial statements in Item 8).

Item 3.	Legal Proceedings
     In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. (“3DMG”), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. (“In-Three”) alleging patent infringement. On March 10, 2006, the Company and In-Three entered into a settlement agreement settling the dispute between the Company and In-Three. On June 12, 2006, the U.S. District Court for the Central District of California, Western Division, entered a stay in the proceedings against In-Three pending the arbitration of disputes between the Company and 3DMG. On May 15, 2006, the Company initiated arbitration against 3DMG before the International Centre for Dispute Resolution in New York (“ICDR”), alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the Arbitration Panel unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. The proceeding was suspended on May 4, 2009 due to failure of 3DMG to pay fees associated with the proceeding. On November 23, 2009, the ICDR extended suspension of the proceeding until May 2010, at which time the ICDR is scheduled to report back to the parties regarding the status of the proceeding. The Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.
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
     In June 2004, Robots of Mars, Inc. (“Robots”) initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to arbitration provisions in two film production agreements between Robots’ predecessor-in-interest and a subsidiary of the Company (Ridefilm), asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with the contract. Robots is seeking an award of contingent compensation that it claims is owed under two production agreements, damages for tort claims, and punitive damages. The arbitration hearing of this matter occurred in June and October 2009. The parties are currently awaiting a final award from the arbitrator. The Company believes the amount of loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such arbitration.

     The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 and July 20, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on December 10, 2007. On September 16, 2008, the Court issued a memorandum opinion and order, denying the motion. On October 6, 2008, the defendants filed an answer to the amended complaint. On October 31, 2008, the plaintiffs filed a motion for class certification. Fact discovery on the merits commenced on November 14, 2008 and is ongoing. On March 13, 2009, the Court granted a second prospective lead plaintiff’s request to file a motion for reconsideration of the Court’s order naming Westchester Capital Management, Inc. as the lead plaintiff and issued an order denying without prejudice plaintiff’s class certification motion pending resolution of the motion for reconsideration. On June 29, 2009, the Court granted the motion for reconsideration and appointed Snow Capital Investment Partners, L.P. as the lead plaintiff and Coughlin Stoia Geller Rudman & Robbins LLP as lead plaintiff’s counsel. Westchester Capital Management, Inc. appealed this decision, but the U.S. Court of Appeals for the Second Circuit denied its petition on October 1, 2009. The lawsuit is at an early stage and as a result the Company is not able to estimate a potential loss exposure at this time. The Company will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.
     A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit is in an early stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. As a result, the Company is unable to estimate a potential loss exposure at this time. For reasons released December 14, 2009, the Court granted leave to the plaintiffs to amend their statement of claim to plead certain claims pursuant to the Securities Act (Ontario) against the Company and granted certification of the action as a class proceeding. These are procedural decisions, and do not contain any binding conclusions on the factual or legal merits of the claim. The Company has commenced certain appeal proceedings with respect to each of the court’s decisions and it is not known when the Ontario court will render decisions on those appeal proceedings. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.
     On September 7, 2007, Catalyst Fund Limited Partnership II (“Catalyst”), a holder of the Company’s Senior Notes, commenced an application against the Company in the Ontario Superior Court of Justice for a declaration of oppression pursuant to sections 229 and 241 of the Canada Business Corporations Act (“CBCA”) and for a declaration that the Company is in default of the Indenture governing its Senior Notes (the “Indenture”). In its application against the Company, Catalyst challenged the validity of the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the Indenture and alleged common law fraud. On September 26, 2008, on the Company’s motion, the Ontario Superior Court stayed Catalyst’s application in Canada on the basis of Catalyst having brought similar claims against the Company in the State of New York, and ordered Catalyst to pay the Company’s costs associated with the motion. On April 27, 2009, the Supreme Court of the State of New York disposed of Catalyst’s claims against the Company in the State of New York. The time for Catalyst to appeal the dismissal of its claim by the New York court expired on February 8, 2010, without Catalyst perfecting an appeal.
     In a related matter, on December 21, 2007, U.S. Bank National Association, trustee under the Indenture, filed a complaint in the Supreme Court of the State of New York against the Company and Catalyst, requesting a declaration that the theory of default asserted by Catalyst before the Ontario Superior Court of Justice is without merit and further that Catalyst has failed to satisfy certain prerequisites to bondholder action, which are contained in the Indenture (the “U.S. Bank Action”). On February 22, 2008, Catalyst served a Verified Answer to the U.S. Bank Action and filed several cross-claims (the “Cross-Claims”) against the Company in the same proceeding. On January 16, 2009, the Company moved for summary judgment, seeking a ruling that the Company satisfies the terms of the declaratory relief requested by the Trustee and the dismissal of the Cross-Claims. On April 27, 2009, the Court granted the Company’s motion for summary judgment, disposing of the Cross-Claims. On May 7, 2009, Catalyst filed a notice preserving for a period of nine months its right to appeal the Court’s ruling on summary judgment. The time for Catalyst to perfect its appeal has now expired.
     On November 4, 2009, Cinemark USA, Inc. (“Cinemark”) filed a complaint in the United States District Court for the Eastern District of Texas against the Company seeking a declaratory judgment that Cinemark is not infringing certain of the Company’s patents related to theater geometry and that such patents are invalid. The complaint does not set forth a claim by Cinemark for monetary damages against the Company. The Company filed an answer to Cinemark’s complaint on January 8, 2010. The lawsuit is at an early stage and as a result the Company is unable to predict its outcome at this time. The Company will vigorously defend any and all challenges to its patents and other intellectual property rights.
     On December 12, 2009, the Company filed a complaint in the Supreme Court of New York against Cinemark alleging breach of contract, fraud, tortious interference with existing and prospective economic relations, breach of the implied warranty of good faith and fair dealing, misappropriation of trade secrets, unjust enrichment and deliberate acts of bad faith in connection with the introduction and operation of a new Cinemark theater prototype. The Company is seeking equitable relief as well as unspecified damages from Cinemark. The lawsuit is at a very early stage and no assurances can be given with respect to the ultimate outcome of the suit.
     Since June 2006, the Company has been subject to ongoing informal inquiries by the SEC and the OSC. The Company has been cooperating with these inquiries and believes that they principally relate to the timing of recognition of the Company’s theater system installation revenue in 2005 and related matters. Although the Company cannot predict the timing of developments and outcomes in these inquiries, they could result at any time in developments (including charges or settlement of charges) that could have material adverse effects on the Company. These effects could include payments of fines or disgorgement or other relief with respect to the Company or its officers or employees that could be material to the Company. Such developments could also have an adverse effect on the Company’s defense of the class action lawsuits referred to above. See “Risk Factors” in Item 1A for further discussion of these inquiries and their potential impact on the Company, including the ongoing expenses incurred in connection with cooperating with the authorities.
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
     There were no matters submitted to a vote of the security holders during the quarter ended December 31, 2009.

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

	U.S. Dollars
	High	Low
NASDAQ
Year Ended December 31, 2009
Fourth quarter	$13.87	$9.00
Third quarter	$10.14	$7.14
Second quarter	$8.49	$4.28
First quarter	$5.49	$3.74
Year Ended December 31, 2008
Fourth quarter	$5.94	$2.41
Third quarter	$8.28	$5.58
Second quarter	$7.74	$6.45
First quarter	$7.39	$5.27

	Canadian Dollars
	High	Low
TSX
Year Ended December 31, 2009
Fourth quarter	$14.56	$9.68
Third quarter	$10.82	$8.39
Second quarter	$9.77	$5.45
First quarter	$6.66	$4.89
Year Ended December 31, 2008
Fourth quarter	$6.33	$3.10
Third quarter	$8.32	$5.87
Second quarter	$7.82	$6.51
First quarter	$7.54	$5.37
     As of February 28, 2010, the Company had approximately 277 registered holders of record of the Company’s common shares.
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
Equity Compensation Plans
The following table sets forth information regarding the Company’s Equity Compensation Plan as of December 31, 2009:

Number of Securities
Remaining Available for
	Number of Securities to be		Future Issuance Under
	Issued Upon Exercise of	Weighted Average	Equity Compensation Plans
	Outstanding Options,	Exercise Price of	(Excluding Securities
	Warrants and Rights	Outstanding Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,173,795	$6.52	6,392,600
Equity compensation plans not approved by security holders	nil	nil	nil

Total	6,173,795	$6.52	6,392,600

Performance Graph
     The following graph compares the total cumulative shareholder return for $100 invested (assumes that all dividends were reinvested) in common shares of the Company against the cumulative total return of the NASDAQ Composite Index, the S&P/TSX Composite Index and the Bloomberg Hollywood Reporter Index on December 31, 2004 to the end of the most recently completed fiscal year.
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
Distributions on Common Shares
     In general, distributions (without reduction for Canadian withholding taxes) paid by the Company with respect to the common shares will be taxed to a U.S. Holder as dividend income to the extent that such distributions do not exceed the current and accumulated earnings and profits of the Company (as determined for U.S. federal income tax purposes). Subject to certain limitations, under current law dividends paid to non-corporate U.S. Holders in taxable years beginning before January 1, 2011 may be eligible for a reduced rate of taxation as long as the Company is considered to be a “qualified foreign corporation”. A qualified foreign corporation includes a foreign corporation that is eligible for the benefits of an income tax treaty with the United States. The amount of a distribution that exceeds the earnings and profits of the Company will be treated first as a non-taxable return of capital to the extent of the U.S. Holder’s tax basis in the common shares and thereafter as taxable capital gain. Corporate holders generally will not be allowed a deduction for dividends received in respect of distributions on common shares. Subject to the limitations set forth in the U.S. Internal Revenue Code, as modified by the U.S.-Canada Income Tax Treaty, U.S. Holders may elect to claim a foreign tax credit against their U.S. federal income tax liability for Canadian income tax withheld from dividends. Alternatively, U.S. Holders may claim a deduction for such amounts of Canadian tax withheld.
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

	Years Ended December 31,
(In thousands of U.S. dollars, except per share amounts)	2009	2008 (1)	2007 (1)	2006 (1)	2005 (1)
Statements of Operations Data:

Revenue
Equipment and product sales	$57,304	$27,853	$32,500	$49,322	$50,547
Services	82,052	61,477	64,972	62,927	52,350
Rentals	25,758	8,207	7,107	5,622	7,631
Finance income	4,235	4,300	4,649	5,242	4,605
Other revenues(2)	1,862	881	2,427	300	14,318

	171,211	102,718	111,655	123,413	129,451

Costs and expenses applicable to revenues
Equipment and product sales(3)(4)	29,040	17,182	21,546	26,008	25,216
Services(3)(4)	49,891	40,771	46,254	43,679	38,376
Rentals(4)	10,093	7,043	2,987	1,859	2,507
Other	635	169	50	—	142

	89,659	65,165	70,837	71,546	66,241

Gross margin	81,552	37,553	40,818	51,867	63,210
Selling, general and administrative expenses	56,207	43,681	44,716	42,543	37,492
Research and development	3,755	7,461	5,789	3,615	3,224
Amortization of intangibles	546	526	547	602	911
Receivable provisions, net of (recoveries)	1,067	1,977	1,795	1,066	(1,009)
Restructuring costs and asset impairments(5)	180	—	485	1,029	13

Earnings (loss) from operations	19,797	(16,092)	(12,514)	3,012	22,579
Interest income	98	381	862	1,036	1,004
Interest expense	(13,845)	(17,707)	(17,093)	(16,759)	(16,875)
Loss on repurchase of Senior Notes due December 2010(6)	(579)	—	—	—	—

Earnings (loss) from continuing operations before income taxes	5,471	(33,418)	(28,745)	(12,711)	6,708
Provision for income taxes(7)	(274)	(92)	(472)	(6,218)	(1,130)

Net earnings (loss) from continuing operations	5,197	(33,510)	(29,217)	(18,929)	5,578
Net (loss) earnings from discontinued operations	(176)	(92)	2,277	2,080	2,176

Net earnings (loss)	$5,021	$(33,602)	$(26,940)	$(16,849)	$7,754

Earnings (loss) per share:
Earnings (loss) per share — basic:
Net earnings (loss) from continuing operations	$0.10	$(0.79)	$(0.72)	$(0.47)	$0.15
Net (loss) earnings from discontinued operations	$—	$—	$0.05	$0.05	$0.05

	$0.10	$(0.79)	$(0.67)	$(0.42)	$0.20

Earnings (loss) per share — diluted:
Net earnings (loss) from continuing operations	$0.09	$(0.79)	$(0.72)	$(0.47)	$0.14
Net (loss) earnings from discontinued operations	$—	$—	$0.05	$0.05	$0.05

	$0.09	$(0.79)	$(0.67)	$(0.42)	$0.19

(1)	In 2009, the Company closed its owned and operated Vancouver and Tempe IMAX theaters. The net (loss) earnings from the operation of the theaters are reflected as discontinued operations and disclosed in note 23(d) to the accompanying audited consolidated financial statements in Item 8, as there are no continuing cash flows from either a migration or a continuation of activities. The remaining assets and liabilities of the owned and operated Vancouver and Tempe IMAX theaters are included in the Company’s consolidated balance sheet as of December 31, 2009 and are disclosed in note 23(d) to the accompanying audited consolidated financial statements in Item 8. As a result, the respective prior years’ figures have been reclassified to conform to the current year’s presentation.

(2)	The Company enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater systems. The Company’s joint revenue sharing arrangements are not included in these arrangements as the Company receives a portion of a theater’s box-office and concession revenue in exchange for contributing a theater system at theater operators’ venues with no upfront payment obligations required. During the period of time between signing and theater system installation, certain customers each year are unable to, or elect not to, proceed with the theater system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and/or the Company may terminate the arrangement by default or by entering into a consensual buyout. In these situations the parties are released from their future obligations under the arrangement, and the initial payments that the customer previously made to the Company and recognized as revenue are typically not refunded. In addition, the Company enters into agreements with customers to terminate their obligations for a theater system configuration and enter into a new arrangement for a different configuration. Included in Other Revenues for the periods 2005 through 2009 are the following types of settlement arrangements:

	2009	2008	2007	2006	2005
Theater system configuration conversions	$136	$—	$—	$300	$635
Consensual buyouts	1,726	881	2,427	—	11,696
Terminations by default	—	—	—	—	1,987

	$1,862	$881	$2,427	$300	$14,318

(3)	In recent years, the Company recorded a charge to costs and expenses applicable to revenues, primarily for its film-based projector inventories due to a reduction in the net realizable value resulting from the Company development of a digital projection system. Specifically, equipment and product sales includes inventory write-downs of less than $0.1 million in 2009, $2.4 million in 2008, $3.3 million in 2007, $1.3 million in 2006 and $nil in 2005. Services includes inventory write-downs of $0.8 million in 2009, $0.1 million in 2008, $0.6 million in 2007 and $nil in each of 2006 and 2005, respectively. In 2007, the Company’s post-production unit recorded a charge of $0.1 million.

(4)	The Company recorded advertising, marketing and commission costs of $7.8 million, $4.4 million, $2.7 million, $3.8 million and $4.6 million in 2009, 2008, 2007, 2006 and 2005, respectively, to costs and expenses applicable to revenues. Specifically, advertising, marketing and commission costs included in equipment and product sales was $2.0 million, $1.0 million, $0.8 million, $1.6 million and $1.2 million in 2009, 2008, 2007, 2006 and 2005, respectively. Services includes $2.4 million, $1.6 million, $1.7 million, $2.2 million, and $3.3 million in 2009, 2008, 2007, 2006 and 2005, respectively. Rentals includes $3.4 million, $1.8 million, $0.2 million, $nil and less than $0.1 million in 2009, 2008, 2007, 2006 and 2005, respectively.

(5)	In 2009, the Company recorded asset impairment charges of $0.2 million related to the impairment of assets of certain theater operations and a revision in the estimates related to the residual values of certain leased assets. Asset impairment charges amounted to $nil, $0.5 million, $1.0 million and less than $0.1 million in 2008, 2007, 2006 and 2005, respectively, after the Company assessed the carrying value of certain assets.

(6)	In 2009, the Company repurchased all of its outstanding $160.0 million aggregate principal amount of the Company’s 9.625% Senior Notes. The Company paid cash to reacquire its bonds, thereby releasing the Company from further obligations to various holders under the Indenture governing the Senior Notes. The Company accounted for the bond repurchase in accordance with the Debt Topic of the FASB Accounting Standards Codification whereby the net carrying amount of the debt extinguished was the face value of the bonds adjusted for any unamortized premium, discount and costs of issuance, which resulted in a loss of $0.6 million.

(7)	In 2006, the Company recorded an increase to the deferred tax valuation allowance of $6.2 million based on the Company’s recoverability assessments of deferred tax balances carried forward from the prior year. At December 31, 2006, and continuing to through the current year, the Company determined that based on the weight of available evidence, positive and negative, a full valuation allowance for the net deferred tax assets was required.
BALANCE SHEETS DATA

	As at December 31,
(in thousands of U.S. dollars)	2009	2008	2007	2006	2005
Cash, cash equivalents and short-term investments	$20,081	$27,017	$16,901	$27,238	$32,495
Total assets(1)	$247,545	$228,667	$207,982	$227,291	$239,448
Total indebtedness	$50,000	$180,000	$160,000	$160,000	$160,000
Total shareholders’ equity (deficiency)	$45,010	$(96,774)	$(85,370)	$(58,232)	$(46,054)

(1)	Includes the assets of discontinued operations.
QUARTERLY STATEMENTS OF OPERATIONS SUPPLEMENTARY DATA (UNAUDITED)

	2009
(in thousands of U.S. dollars, except per share amounts)	Q1(1)	Q2(1)	Q3(1)	Q4
Revenues	$33,136	$40,362	$43,476	$54,237
Costs and expenses applicable to revenues	18,928	19,679	24,697	26,355

Gross margin	$14,208	$20,683	$18,779	$27,882

Net (loss) earnings from continuing operations	$(2,565)	$2,723	$1,157	$3,882
Net (loss) earnings from discontinued operations	(77)	(161)	(95)	157

Net (loss) earnings	$(2,642)	$2,562	$1,062	$4,039

Net (loss) earnings per share — basic	$(0.06)	$0.06	$0.02	$0.07
Net (loss) earnings per share — diluted	$(0.06)	$0.05	$0.02	$0.06

	2008
	Q1(1)	Q2(1)	Q3(1)	Q4(1)
Revenues	$22,486	$20,244	$32,565	$27,423
Costs and expenses applicable to revenues	12,359	14,352	17,508	20,946

Gross margin	$10,127	$5,892	$15,057	$6,477

Net loss from continuing operations	$(10,265)	$(12,165)	$(2,079)	$(9,001)
Net earnings (loss) from discontinued operations	6	(28)	(28)	(42)

Net loss	$(10,259)	$(12,193)	$(2,107)	$(9,043)

Net loss per share — basic	$(0.25)	$(0.29)	$(0.05)	$(0.21)
Net loss per share — diluted	$(0.25)	$(0.29)	$(0.05)	$(0.21)

(1)	The Company reclassified the owned and operated Vancouver and Tempe IMAX theaters’ operations from continuing operations to discontinued operations as it does not anticipate having significant future cash flows from these theaters or any involvement in the day to day operations of these theaters. As a result, the respective prior period’s figures have been reclassified to conform to the current year’s presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
     IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and large-format motion picture presentations. The Company’s principal business is the design and manufacture of large-format digital and film-based theater systems (“IMAX theater systems”) and the sale or lease of IMAX theater systems or the contribution of IMAX theater systems under revenue-sharing arrangements to its customers. The IMAX theater systems are based on proprietary and patented technology for both large-format digital projectors and large-format 15-perforation film frame, 70mm format (“15/70-format”) projectors. The Company’s customers who purchase, lease or otherwise acquire the IMAX theater systems are theater exhibitors that operate commercial theaters (particularly multiplexes), museums, science centers, or destination entertainment sites. The Company generally does not own IMAX theaters, but licenses the use of its trademarks along with the sale, lease or contribution of its equipment. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.”
     The Company derives revenue principally from the sale or long-term lease of its theater systems and associated maintenance and extended warranty services, the installation of theater systems under joint revenue sharing arrangements, the provision of film production and digital re-mastering services, the distribution of certain films, and the provision of post-production services, including the conversion of two-dimensional (“2D”) and three-dimensional (“3D”) Hollywood feature films for exhibition on IMAX theater systems around the world. The Company also derives revenue from the operation of its own theaters, camera rentals and the provision of aftermarket parts for its system components.
     The Company believes the IMAX theater network is the most extensive large-format theater network in the world with 430 theater systems (309 commercial, 121 institutional) operating in 48 countries as at December 31, 2009. This compares to 351 theater systems (231 commercial, 120 institutional) operating in 42 countries as at December 31, 2008.
     Important factors that the Company’s Chief Executive Officer (“CEO”) Richard L. Gelfond uses in assessing the Company’s business and prospects include revenue and gross margins from the Company’s operating segments, film performance, earnings from operations as adjusted for unusual items that the Company views as non-recurring, short- and long-term cash flow projections, the success of strategic initiatives such as the securing of new film projects (particularly IMAX DMR films) and the viability of new businesses, the signing and financial performance of theater system arrangements (particularly its joint revenue sharing arrangements), and the overall execution, reliability and consumer acceptance of the Company’s proprietary digital projector and related technologies.
     On April 1, 2009, Mr. Gelfond, who had served as Co-Chief Executive Officer and Co-Chairman with Bradley J. Wechsler, assumed the role of sole CEO. Also on April 1, 2009, Mr. Wechsler assumed the role of sole Chairman of the Company’s Board of Directors. Mr. Gelfond remains a member of the Company’s Board of Directors.
     On June 25, 2009, the Company announced the appointment of Gary Moss to the newly created position of Chief Operating Officer effective July 20, 2009.
     On November 16, 2009, the Company amended and restated the terms of its existing senior secured credit facility, which had been scheduled to mature on October 31, 2010. The amended and restated facility (the “Credit Facility”), with a scheduled maturity on October 31, 2013, has a maximum borrowing capacity of $75.0 million, consisting of revolving loans of up to $40.0 million, subject to a borrowing base calculation and including a sublimit of $20.0 million for letters of credit, and a term loan of $35.0 million. Certain of the Company’s subsidiaries serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility. The Credit Facility is collateralized by a first priority security interest in all of the present and future assets of the Company and the Guarantors.
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

     The revenue earned from customers under the Company’s theater system lease or sales agreements can vary from quarter to quarter and year to year based on a number of factors including the mix of theater system configurations sold or leased, the timing of installation of the theater systems, the nature of the arrangement and other factors specific to individual contracts, although the typical rent or sales price for its various theater system configurations does not generally vary significantly from region to region. The Company has taken steps in recent years to accelerate the growth of the global IMAX theater network and the sale or lease of its products by developing a lower-cost theater system and a new digitally-based theater system, both designed to appeal to broader customer bases, particularly in commercial multiplex markets. Although these theater systems are lower-cost, the Company has endeavored to successfully maintain its per unit margins on a percentage basis and to maintain the aggregate revenues and gross margins through increased volume. Recently, the Company has signed a number of deals for digital upgrades to its commercial customers and intends to continue to sell these digital upgrades in the future at lower margins than its traditional deals, for strategic reasons.
     Revenues on theater system sales and sales-type leases are recognized at different times than when cash is collected.
     Over the last several years, the Company has entered into a number of joint revenue sharing arrangements, pursuant to which the Company receives a portion of a theater’s box-office and concession revenue in exchange for contributing a theater system at theater operators’ venues. Under these arrangements, the Company receives no up-front fee, and the Company retains title to the theater system. The Company believes that its joint revenue sharing arrangements represent an effective way for it to deploy capital, add incremental theater growth and realize the benefits of network economics more quickly. By contributing the theater system, with the exhibitor responsible for the theater retrofit costs, the capital cost for exhibitors to deploy an IMAX theater is lower, which, in turn, has resulted in a rapid expansion of the IMAX network and has provided the Company with an increasingly significant portion of the IMAX box-office from its licensed theaters, as well as a continuing portion of the IMAX DMR film revenue from its film studio partners. Unlike the Company’s typical theater system arrangements, where a significant portion of the cash is received and revenue is recognized upon installation of the system and/or public opening of the theater, revenues under joint revenue sharing arrangements are dependent on the success of films released to IMAX theaters. Joint revenue sharing arrangements generally have a 7 to 10-year initial term and may be renewed by the customer for an additional term.
     The revenue earned from customers under the Company’s joint revenue sharing arrangements can vary from quarter to quarter and year to year based on a number of factors including film performance, the mix of theater system configurations, the timing of installation of the theater systems, the nature of the arrangement, the location, size and management of the theater and other factors specific to individual arrangements. Revenue on theater systems under joint revenue sharing arrangements is recognized when box-office and concession revenues are reported by the theater operator, provided collection is reasonably assured.
     An annual maintenance and extended warranty fee is generally payable, except for theater systems under joint revenue sharing arrangements, commencing in the second year of theater operations. Both ongoing fees and maintenance and extended warranty fees are typically indexed to a local consumer price index.
     See “Critical Accounting Policies” below for further discussion on the Company’s revenue recognition policies.

Theater Network
     The following chart shows the number of the Company’s theater systems by configuration in the theater network as of December 31:

	2009	2008
	Theater	Theater
	Network	Network
	Base	Base
Flat Screen (2D)	36	40
Dome Screen (2D)	65	67
IMAX 3D Dome (3D)	2	2
IMAX 3D GT (3D)	88	90
IMAX 3D SR (3D)	51	49
IMAX MPX (3D)	37	57
IMAX digital (3D)	151	46

Total	430	351

     Approximately 63.0% of IMAX system configurations in operation are located within North America (defined as the United States and Canada) and approximately 33.1% of IMAX theater systems arrangements in backlog are scheduled to be installed within North America. The North American commercial exhibitor market represents an important customer base for the Company in terms of both collections under existing long-term lease and sales arrangements and potential future theater system contracts, including joint revenue sharing arrangements. Along with numerous international and regional operators, the Company has targeted these North American operators for the sale or lease of its IMAX digital projection system, as well as for joint revenue sharing arrangements. While the Company is pleased with its recent progress in the North American commercial exhibitor market, there is no assurance that the Company’s progress in North America will continue or that the Company’s North American commercial exhibitors will not encounter future financial difficulties. To minimize the Company’s credit risk in this area, the Company retains title to the underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.
     The Company developed and, in July 2008, introduced a proprietary IMAX digitally-based projection system that it believes delivers higher quality imagery than other digital systems and is consistent with the Company’s brand. As of December 31, 2009, the Company had installed 151 digital theater systems, including 27 digital upgrades, and has an additional 115 digital systems in its backlog. The dramatic print cost savings associated with the elimination of analog film prints with the IMAX digital system has led to greater profitability for the Company by increasing the number of films released to the IMAX network, which in turn has resulted in more theaters in the Company’s network, more profits per theater, more profits for studios releasing their films to the network and higher returns for the theaters in which the Company shares revenues under joint revenue sharing arrangements. The Company’s digital system also has a lower cost of goods sold than its film-based ones. While there are a number of risks inherent in the Company’s digital strategy including technology risks, the aggregate reliability percentage of the Company’s digital projectors installed to date is 99.8%. The Company believes that its digital product provides a differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand. The introduction of a digital platform for a large portion of its customer base has been compelling for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $20 thousand per 2D print to $45 thousand per 3D print. Removing those costs significantly increases the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to the IMAX network. In 2009, the Company released 12 new films converted through the IMAX DMR to the IMAX theater network process compared to 8 films in 2008. Furthermore, the Company has announced the release of 10 DMR films to IMAX theaters in 2010, plus 1 IMAX original production. The Company anticipates announcing additional DMR titles in 2010, which are expected to be released to IMAX theaters in 2010 and beyond. The Company similarly believes that economics change favorably for its exhibitor clients as a result of a digital theater system, since lower print costs (which total approximately $200 per movie per system), and the increased programming flexibility that digital delivery provides allows theaters to program at least 12-14 IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. Moreover, digital systems also typically cost exhibitors less to install than film-based systems, require smaller space in the projection booth and result in more DMR films being available to exhibitors, further improving exhibitor returns. Finally, digital transmission will allow for the opportunity to show attractive alternative programming, such as live sporting events and concerts, in the immersive environment of an IMAX theater.

Sales Backlog
     The Company’s sales backlog fluctuates in both number of systems and dollar value from quarter to quarter depending on the signing of new theater system arrangements, which adds to backlog, and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated theater. Sales backlog includes initial fees along with the present value of contractual ongoing fees due over the lease term, but excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that might be received in the future. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, joint revenue sharing arrangements, operating leases, letters of intent or long-term conditional theater commitments. During the year ended December 31, 2009, the Company signed contracts for 35 IMAX theater systems, including 32 theater systems under sales and lease arrangements valued at $32.3 million (17 contracts valued at $17.1 million are included in backlog as of December 31, 2009, relating to 2009 signings) and 3 theater systems under joint revenue sharing arrangements. At December 31, 2009, the sales backlog included 136 theater systems consisting of arrangements for 94 sales, sales-type lease and operating lease systems, valued at $117.2 million and 42 theater systems under joint revenue sharing arrangements for which there is no backlog value. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.
     The Company’s backlog of sales and sale-type lease arrangements can be segregated both by territory of future installation and by customer type. The percentage of backlog relevant to each territory (based on installed dollar value of anticipated theater system revenue as of December 31, 2009) is as follows: Central and South America — 43.0%, Asia — 40.1%, North America — 5.3%, Europe — 7.0%, Africa — 3.0% and Middle East — 1.6%. In addition, 94.7% of backlog represents future installations to commercial theater customers and 5.3% to institutional customers.
     The Company’s backlog of theater systems under joint revenue sharing arrangements can be segregated by both territory of future installation and by customer type. The percentage of backlog relevant to each territory (based on the number of systems at December 31, 2009) is as follows: North America — 90.5%, Europe — 7.1% and Australia — 2.4%. All 42 theater systems under joint revenue sharing arrangements in backlog are for commercial theater customers.
     The Company estimates that approximately 53 of the 136 theater systems arrangements currently in backlog will be installed in 2010, with the remainder being recognized in subsequent periods. In addition, the Company anticipates that it will install a number of digital system upgrades in 2010. The Company also expects additional theater system arrangement installations both to be added to backlog as new signings and to be recognized in 2010. The configuration of the Company’s backlog as of December 31, 2009, by product type has been disclosed on page 7 of the Company’s 2009 Form 10-K..
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
Film Production and Digital Re-Mastering (IMAX DMR)
     Films produced by the Company are typically financed through third parties, whereby the Company will generally receive a film production fee in exchange for producing the film and a distribution fee for distributing the film. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. In the past, the Company frequently financed film production internally, but has moved to a model utilizing a majority of third-party funding for the large-format films it produces and distributes. In 2009, the Company, along with Warner Bros. Pictures (“WB”), released Under the Sea 3D: An IMAX 3D Experience. The Company did not release any Company-produced films in 2008.
     The Company developed a proprietary technology to digitally re-master live-action films into 15/70-format film or IMAX digital cinema package (“DCP”) format at a modest cost for exhibition in IMAX theaters. This system, known as IMAX DMR, digitally enhances the image resolution of motion picture films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. This technology has opened the IMAX theater network up to releases of Hollywood films, particularly new films which are released to IMAX theaters simultaneously with their broader domestic release. The Company believes that the development of this new technology is key to helping it execute its strategy of expanding its commercial theater network by establishing IMAX theaters as a distribution platform for Hollywood films. In 2009, 12 films converted through the IMAX DMR process were released to IMAX theaters (8 films converted through the IMAX DMR process were released in 2008). The Company has announced the release of 10 IMAX DMR titles to IMAX theaters in 2010. The Company anticipates announcing additional DMR titles in 2010 to be released to IMAX theaters in 2010 and beyond.
Film Distribution
     The Company is a significant distributor of large-format films. The Company generally distributes films which it produced or for which it has acquired distribution rights from independent producers. The Company generally receives a percentage of the theater box-office receipts as a distribution fee.
Theater Operations
     At December 31, 2009, the Company has four owned and operated theaters. The results from theaters that have been closed are presented as discontinued operations as the continuing cash flows are not generated from either a migration or a continuation of activities. In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses. The Company also provides management services to two theaters.
INTERNATIONAL ACTIVITIES
     A significant portion of the Company’s sales are made to customers located outside the United States and Canada. During 2009, 2008, and 2007, approximately 35%, 32% and 36%, respectively, of the Company’s revenue was derived outside the United States and Canada. The Company expects that international operations will continue to be a significant portion of the Company’s revenue in the future. In order to minimize exposure to exchange rate risk, the Company prices theater systems (the largest component of revenue) in U.S. dollars except in Canada, Japan and parts of Europe, where they may be priced in local currency. Annual ongoing fees and maintenance and extended warranty fees follow a similar currency policy. To further minimize its exposure to foreign exchange risk related to operating expenses denominated in Canadian dollars, the Company has entered into foreign currency derivative contracts between the U.S. dollar and the Canadian dollar.
CRITICAL ACCOUNTING POLICIES
     The Company prepares its consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).
     The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to fair values associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; provisions for inventory obsolescence; ultimate revenues for film assets; impairment provisions for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post retirement assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historic experience, future expectations and other assumptions that are believed to be reasonable at the date of the consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in note 2 to the audited consolidated financial statements in Item 8 of the Company’s 2009 Form 10-K..
     The Company considers the following significant estimates, assumptions and judgments to have the most significant effect on its results:
Revenue Recognition
     The Company generates revenue from various sources as follows:

•	Design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 48 countries as of December 31, 2009;
•	Production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;
•	Operation of certain IMAX theaters primarily in the United States and Canada;
•	Provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems; and
•	Other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.
Multiple Element Arrangements
     The Company’s revenue arrangements with certain customers may involve multiple elements consisting of a theater system (projector, sound system, screen system and, if applicable, 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation, and projectionist training; a license to use the IMAX brand; 3D glasses; maintenance and extended warranty services; and licensing of films. The Company evaluates all elements in an arrangement to determine what are considered typical deliverables for accounting purposes and which of the deliverables represent separate units of accounting based on the applicable accounting standards in the Leases Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”); the Guarantees Topic of the FASB ASC; the Entertainment – Films Topic of the FASB ASC; and the Revenue Recognition Topic of the FASB ASC. If separate units of accounting are either required under the relevant accounting standards or determined to be applicable under the Revenue Recognition Topic, the total consideration received or receivable in the arrangement is allocated based on the applicable guidance in the above noted standards.
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
Sales Arrangements
     For arrangements qualifying as sales, the revenue allocated to the System Deliverable is recognized in accordance with the Revenue Recognition Topic of the FASB ASC, when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed, and (iv) the earlier of (a) receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater, provided there is persuasive evidence of an arrangement, the price is fixed or determinable and collectibility is reasonably assured.

     The initial revenue recognized consists of the initial payments received and the present value of any future initial payments and fixed minimum ongoing payments that have been attributed to this unit of accounting. Contingent payments in excess of the fixed minimum ongoing payments are recognized when reported by theater operators, provided collectibility is reasonably assured.
     The Company has also agreed, on occasion, to sell equipment under lease or at the end of a lease term. Consideration agreed to for these lease buyouts is included in revenues from equipment and product sales, when persuasive evidence of an arrangement exists, the fees are fixed or determinable, collectibility is reasonably assured and title to the theater system passes from the Company to the customer.
     In a limited number of sales arrangements for the theater systems designed for multiplex owners (the “MPX” theater systems), the Company provided customers with a right to acquire, for a specified period of time, digital upgrades (each upgrade consisting of a projector, certain sound system components and screen enhancements) at a fixed or variable discount towards a future price of such digital upgrades. Up to the end of the second quarter of 2009, the Company was not able to determine the fair value of a digital upgrade. Accordingly, the Company deferred all consideration received and receivable under such arrangements for the delivered MPX and the upgrade right, except for the amount allocated to maintenance and extended warranty services provided to the customers for the installed system. This revenue was deferred until the upgrade right expired, if applicable, or a digital upgrade was delivered. In the third quarter of 2009, the Company determined the fair value of digital upgrades and the upgrade rights. For any such sales arrangements where the upgrade right has not expired and the digital upgrade has not yet been delivered, the Company has allocated the consideration received and receivable (excluding the amount allocated to maintenance and extended warranty services) to the upgrade right based on its fair value and to the delivered MPX theater system based on the residual of the consideration received and receivable. The revenue related to the digital upgrade continues to be deferred, until the digital upgrade is delivered provided the other revenue recognition criteria are met. The revenue related to the MPX system is recognized at the allocation date as the system was previously delivered provided the other revenue recognition criteria are met. Costs related to the installed MPX systems for which revenue has not been recognized are included in inventories until the conditions for revenue recognition are met. The Company also provides customers, in certain cases, with sales arrangements for multiple systems consisting of a combination of MPX theater systems and complete digital theater systems for a specified price. The Company allocates the actual or implied discount between the delivered and undelivered theater systems on a relative fair value basis, provided all of the other conditions for recognition of a theater system are met.
Lease Arrangements
     The Company uses the Leases Topic of the FASB ASC to evaluate whether an arrangement is a lease and the classification of the lease. Arrangements not within the scope of the accounting standard are accounted for either as a sales or services arrangement, as applicable.
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
     The determination of the fair value of the leased equipment requires judgment and can impact the split between initial revenue and finance income over the lease term.

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
     In addition, the Company could agree with customers to convert their obligations for other theater system configurations that have not yet been installed to arrangements to acquire or lease the IMAX digital theater system. The Company considers these situations to be a termination of the previous arrangement and origination of a new arrangement for the IMAX digital theater system. The Company continues to defer an amount of any initial fees received from the customer such that the aggregate of the fees deferred and the net present value of the future fixed initial and ongoing payments to be received from the customer equals the fair value of the IMAX digital theater system to be leased or acquired by the customer. Any residual portion of the initial fees received from the customer for the terminated theater system is recorded in Other revenues at the time when the obligation for the original theater system is terminated and the new theater system arrangement is signed.
     The Company may offer certain incentives to customers to complete theater system transactions including payment concessions or free services and products such as film licenses or 3D glasses. Reductions in, and deferral of, payments are taken into account in determining the sales price either by a direct reduction in the sales price or a reduction of payments to be discounted in accordance with the Leases or Interest Topics of the FASB ASC. Free products and services are accounted for as separate units of accounting. Other consideration given by the Company to customers are accounted for in accordance with the Revenue Recognition Topic of the FASB ASC.
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
Pension Plan and Postretirement Benefit Obligations Assumptions
     The Company’s pension plan and postretirement benefit obligations and related costs are calculated using actuarial concepts, within the framework of the Compensation – Retirement Benefits Topic of the FASB ASC. A critical assumption to this accounting is the discount rate. The Company evaluates this critical assumption annually or when otherwise required to by accounting standards. Other assumptions include factors such as expected retirement date, mortality rate, rate of compensation increase, and estimates of inflation.
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
     The discount rate used is a key assumption in the determination of the pension benefit obligation and expense. At December 31, 2009, a 1.0% change in the discount rate used could result in a $1.7 — $2.0 million increase or decrease in the pension benefit obligation with a corresponding benefit or charge recognized in other comprehensive income in the year. A one year delay in Mr. Gelfond’s retirement date would increase the discount rate by 0.5% and have a less than $0.2 million impact on the expected pension payment.

Deferred Tax Asset Valuation
     As of December 31, 2009, the Company had net deferred income tax assets of $nil. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operation results, projected future operating earnings results, reversing temporary differences, contracted sales backlog at December 31, 2009, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies. At December 31, 2009, the Company has determined that based on the weight of the available evidence, both positive and negative, a full valuation allowance for the net deferred tax assets was required.
     When there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, the Company would adjust all or a portion of the applicable valuation allowance in the period when such change occurs.
Tax Exposures
     The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company adjusts tax expense to reflect the Company’s ongoing assessments of such matters which require judgment and can materially increase or decrease its effective rate as well as impact operating results. The Company provides for such exposures in accordance with Income Taxes Topic of the FASB ASC.
Stock-Based Compensation
     The Company utilizes a lattice-binomial option-pricing model (the “Binomial Model”) to determine the fair value of stock-based payment awards. The fair value determined by the Binomial Model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Binomial Model also considers the expected exercise multiple which is the multiple of exercise price to grant price at which exercises are expected to occur on average. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options and stock appreciation rights have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the Binomial Model best provides an accurate measure of the fair value of the Company’s employee stock options and stock appreciation rights. Although the fair value of employee stock options and stock appreciation rights is determined in accordance with the Equity topic of the FASB ASC using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     For the years ended December 31, the following assumptions were used:

	2009	2008	2007
Average risk-free interest rate	3.14%	2.68%	4.28%
Market risk premium	n/a	n/a	5.16% - 5.73%
Beta	n/a	n/a	0.71 – 0.94
Expected option life (in years)	4.94 - 5.85	3.49 - 5.85	2.74 - 5.44
Expected volatility	62%	61% - 62%	61% - 62%
Annual termination probability	0% - 10.30%	9.52% - 11.20%	9.52% - 11.87%
Dividend yield	0%	0%	0%
Impact of Recently Issued Accounting Pronouncements
     See note 3 to the consolidated financial statements in Item 8 of the Company’s 2009 Form 10-K for information regarding the Company’s recent changes in accounting policies and the impact of recently issued accounting pronouncements impacting the Company.

DISCONTINUED OPERATIONS
     On December 11, 2009, the Company closed its owned and operated Tempe IMAX theater. The Company recognized lease termination and guarantee obligations of $0.5 million to the landlord, which were offset by derecognition of other liabilities of $0.9 million, for a net gain of $0.4 million. In a related transaction, the Company leased the projection system and inventory of the Tempe IMAX theater to a third party theater exhibitor. Revenue from this operating lease transaction will be recognized on a straight-line basis over the term of the lease. In the year ended December 31, 2009, revenues for the Tempe IMAX theater were $0.8 million (2008 – $1.5 million, 2007 – $1.9 million) and the Company recognized a loss of $0.5 million in 2009 (2008 – loss of $0.3 million, 2007 – loss of less than $0.1 million) from the operation of the theater. The above transactions are reflected as discontinued operations as there are no significant continuing cash flows from either a migration or a continuation of activities. The remaining assets and liabilities of the owned and operated Tempe IMAX theater are included in the Company’s consolidated balance sheet as of December 31, 2009 and are disclosed in note 23(e) to the audited consolidated financial statements in Item 8 of the Company’s 2009 Form 10-K.
     On September 30, 2009, the Company closed its owned and operated Vancouver IMAX theater. The amount of loss to the Company pertaining to lease and guarantee obligations owing to the landlord was estimated at $0.3 million, which the Company recognized at September 30, 2009. In 2009, revenues for the Vancouver IMAX theater were $1.1 million (2008 – $2.0 million, 2007 – $2.3 million) and the Company recognized a loss of $0.1 million in 2009 (2008 –income of $0.2 million, 2007 –income of $0.3 million) from the operation of the theater. The above transactions are reflected as discontinued operations as there are no continuing cash flows from either a migration or a continuation of activities. The remaining assets and liabilities of the Vancouver owned and operated theater are included in the Company’s consolidated balance sheet as of December 31, 2009 and are disclosed in note 23(e) to the audited consolidated financial statements in Item 8 of the Company’s 2009 Form 10-K.
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
     As a result of the closure of the Tempe and Vancouver IMAX theaters in 2009, the Company currently operates 4 theaters.
ASSET IMPAIRMENTS AND OTHER SIGNIFICANT CHARGES (RECOVERIES)
     The following table identifies the Company’s charges and recoveries relating to the impairment of assets:

	Years Ended December 31,
(in thousands of U.S. dollars)	2009	2008	2007
Asset impairments
Property, plant and equipment(1)	$180	$—	$105
IMAX MPX theater systems under lease	—	—	64
Financing receivables	—	—	316
Other significant charges (recoveries):
Accounts receivable	127	382	(163)
Financing receivables	1,377	1,595	1,958
Inventories	897	2,489	3,960

Total asset impairments and other significant charges	$2,581	$4,466	$6,240

(1)	The Company reclassified the owned and operated Vancouver and Tempe IMAX theaters’ operations from continuing operations to discontinued operations as it does not anticipate having significant future cash flows from these theaters or any involvement in the day to day operations of these theaters. As a result, the respective prior period’s figures of less than $0.1 million and $0.1 million in 2008 and 2007, respectively, have been reclassified to conform to the current year’s presentation.

Asset Impairments
     The Company recorded an asset impairment charge of $0.2 million against fixed assets after the Company assessed the carrying value of certain assets in light of their future expected use. The Company recognized that the carrying values for the assets exceeded the expected undiscounted future cash flows. During 2008 and 2007, the Company recorded total asset impairment charges of $nil million and $0.5 million, respectively.
Other Significant Charges (Recoveries)
     The Company recorded a net provision of $0.1 million in 2009 (2008 — $0.4 million, 2007 — $0.2 million net recovery) in accounts receivable.
     In 2009, the Company also recorded a net provision of $1.4 million in financing receivables (2008 — $1.6 million, 2007 — $2.0 million) as the collectibility associated with certain leases was uncertain.
     In 2009, the Company recorded a charge of $0.9 million (2008 —$2.5 million, 2007 — $4.0 million) in costs and expenses applicable to revenues, primarily for its film-based projector inventories due to a reduction in the net realizable value resulting from the Company’s development of a proprietary digital projection system.
RESULTS OF OPERATIONS
     As identified in note 20 to the audited consolidated financial statements in Item 8 of the Company’s 2009 Form 10-K, the Company has eight reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases IMAX theater projection system equipment. The theater system maintenance segment maintains IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment installs IMAX theater projection system equipment to an exhibitor in exchange for a certain percentage of box-office and concession revenue. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements in Item 8 of the Company’s 2009 Form 10-K.
     The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations have been organized and discussed with respect to the above stated segments. Management feels that a discussion and analysis based on its segments is significantly more relevant as the Company’s Consolidated Statements of Operations captions combine results from several segments.

     The following table sets forth the breakdown of revenue and gross margin by segment:

	Revenue			Gross Margin
	Years Ended December 31,			Years Ended December 31,
(In thousands of U.S. dollars)	2009	2008	2007	2009	2008	2007
IMAX Systems
Sales and sales-type leases(1)	$53,923	$24,476	$30,994	$26,441	$9,284	$11,825
Ongoing rent, fees, and finance income(2)	10,581	10,307	9,788	9,075	9,090	8,414

	64,504	34,783	40,782	35,516	18,374	20,239

Theater System Maintenance	18,246	16,331	15,991	8,361	7,117	6,970

Joint Revenue Sharing Arrangements	21,598	3,435	2,343	13,261	(1,865)	1,362

Film
Production and IMAX DMR	35,648	17,944	19,863	19,979	6,992	4,915
Distribution	12,365	9,559	11,018	2,147	3,120	3,484
Post-production	3,604	6,929	5,693	939	3,451	2,552

	51,617	34,432	36,574	23,065	13,563	10,951

Theater Operations(3)	11,810	10,532	12,407	649	(39)	796

Other	3,436	3,205	3,558	700	403	500

	$171,211	$102,718	$111,655	$81,552	$37,553	$40,818

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.

(2)	Includes fees income from operating leases, contingent fees from operating and sales-type leases, contingent fees from sales arrangements and finance income.

(3)	Excludes the impact of discontinued operations.
Year Ended December 31, 2009 versus Year Ended December 31, 2008
     The Company reported net income of $5.0 million or $0.10 per basic share and $0.09 per diluted share for the year ended December 31, 2009 as compared to a net loss of $33.6 million or $0.79 per share on a basic and diluted basis for the year ended December 31, 2008. Net income for the year includes a $15.4 million charge (2008 — less than $0.1 million) or $0.28 per share for variable share-based compensation expense largely due to the increase in the Company’s stock price during the year (from $4.46 per share to $13.31 per share) and its impact on stock appreciation rights and restricted common shares. Excluding the impact of variable share-based compensation expense, net income would have been $20.5 million or $0.38 per share in 2009, as compared to a net loss of $33.6 million or $0.79 per share in 2008.
Revenues and Gross Margin
     The Company’s revenues for the year ended December 31, 2009 increased by 66.7% to $171.2 million from $102.7 million in 2008 due in large part to increases in revenue from its IMAX systems, joint revenue sharing arrangements and film segments. The gross margin across all segments in 2009 was $81.6 million, or 47.6% of total revenue, compared to $37.6 million, or 36.6% of total revenue in 2008.
IMAX Systems
     IMAX systems revenue increased 85.4% to $64.5 million in 2009 as compared to $34.8 million in 2008, resulting primarily from an increase in systems installed and recognized as compared to the prior year.

     Revenue from sales and sales-type leases increased 120.3% to $53.9 million in 2009 from $24.5 million in 2008. The Company recognized revenue on 43 theater systems which qualified as either sales or sales-type leases in 2009 versus 15 in 2008. There were 40 new theater systems with a value of $49.0 million and 3 used theater systems with an aggregate value of $2.6 million recognized into revenue in 2009, as compared to 15 new theater systems with a total value of $22.4 million recognized in 2008. The Company’s introduction of the digital projection system in 2008 is the primary reason for the increase in the number of theater system unit sales and leases, as the digital projection system changes the economics favorably for the Company’s clients by providing increased programming flexibility and lower print costs which total approximately $200 per movie per system.
     Average revenue per sales and sales-type lease systems was $1.3 million in 2009 as compared to $1.5 million in 2008. The lower average revenue per sales and sales-type lease systems experienced reflects the digital upgrade of 16 theater systems which were sold at a lower selling price as compared to a full digital system, for strategic reasons. Excluding digital upgrades, average revenue per sales and sales-type lease systems was $1.5 million in 2009, which is consistent with the average of $1.5 million experienced in 2008. The breakdown in mix of sales and sales-type lease, operating lease and joint revenue sharing arrangement (see discussion below) installations by theater system configuration in 2009 and 2008 is outlined in the table below.

	2009		2008
Sales and Sales-type lease systems — installed and recognized
2D SR Dome	1		—
IMAX 3D GT	3		2
IMAX 3D SR	4		1
IMAX 3D MPX	—		7
IMAX digital	35	(1)	5	(2)

	43		15
IMAX 3D MPX — installed and deferred	—		3

	43		18

Operating lease — installed and operating
IMAX 3D MPX(1)	1		1
Joint revenue sharing arrangements — installed and operating
IMAX digital	74	(1)	41	(2)

	118		60

(1)	Includes the digital upgrade of 25 systems (14 sales arrangements, 2 treated previously as operating lease arrangements and 9 systems under joint revenue sharing arrangements) from film-based to digital.

(2)	Includes the digital upgrade of 2 systems (one sales arrangement and one system under a joint revenue sharing arrangement) from film-based to digital.
     As noted in the table above, 3 theater systems installed in 2008 were under sales arrangements subject to provisions providing the customer with an upgrade to a digital system at a discounted price when available, for strategic reasons. Had the transactions not included this digital upgrade clause, the Company would have recognized $3.8 million in revenue and $2.0 million in gross margin related to these sales in 2008. The Company’s policy is such that once the digital upgrade is provided or the fair value for the upgrade is established, the Company allocates total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a residual basis and recognizes the revenue allocated to the delivered elements with their associated costs. In 2009, the Company installed 3 digital upgrades, as compared to 1 in 2008, where recognition was previously deferred under the Company’s digital upgrade policy.
     Settlement revenue was $2.0 million in 2009 as compared to $0.9 million in 2008 which related primarily to consensual buyouts for uninstalled theater systems.
     IMAX systems margin fluctuates as a result of the mix of theater system configurations recognized in each respective year. IMAX theater systems gross margin from sales and sales-type leases, excluding the impact of settlements and asset impairment charges, decreased to 54.1% in 2009, from 59.4% in 2008. The lower gross margin experienced in 2009 reflects the digital upgrade of 16 locations under sales arrangements sold at lower margins for strategic reasons, and lower margins from the sale of 3 used systems.

Gross margin on new sales and sales-type leases systems increased to 57.0% in 2009 from 55.3% in the prior year which is a direct result of the theater system configurations recognized in each respective period. Excluded from the IMAX systems margin calculation in 2008 is a $2.4 million charge as the Company recorded a write-down of its film-based projector inventories primarily due to the introduction of its digital projection system in July 2008.
     Ongoing rent revenue and finance income increased to $10.6 million in 2009 from $10.3 million in 2008. Gross margin for ongoing rent and finance income was consistent at $9.1 million in 2009 and 2008. The change in revenue is a function of new systems under sales or lease agreements that began operations in 2009. Contingent fees included in this caption amounted to $3.6 million and $3.7 million in 2009 and 2008, respectively.
     In 2009, the Company installed and recognized revenue for 1 new theater system that qualified as an operating lease, which is consistent with 2008. In 2009, these two theater systems under operating lease arrangements were upgraded to digital theater systems under sales arrangements. The Company recognizes revenue on operating leases over the term of the leases.
Theater System Maintenance
     Theater system maintenance revenue increased 11.7% to $18.2 million in 2009 as compared to $16.3 million in 2008. Theater system maintenance gross margin increased to $8.4 million in 2009 from $7.1 million in 2008. In 2009 and 2008, the Company recorded a write-down of its film-based service parts inventories of $0.8 million and $0.1 million, respectively. Absent this write-down, the margin would have been $9.2 million and $7.2 million in 2009 and 2008, respectively. Maintenance revenue continues to grow as the number of theaters in the IMAX network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network and the date of installation.
Joint Revenue Sharing Arrangements
     Revenue from joint revenue sharing arrangements increased 528.8% to $21.6 million in 2009 compared to $3.4 million in 2008. The Company ended the year with 117 theaters operating under joint revenue sharing arrangements as compared to 52 theaters at the end of 2008. In 2008, 40 of the 52 theaters were installed in the third and fourth quarters, resulting in less than a full year of revenues being recorded. The increase in revenues from joint revenue sharing arrangements was due to the greater number of theaters operating in the current year as compared to the prior year, and stronger performance of the films exhibited in 2009 versus 2008, as discussed below.
     The gross margin from joint revenue sharing arrangements in 2009 increased to $13.3 million compared to a loss of $1.9 million in 2008. The increase was largely due to the increase in the number of joint revenue sharing theaters operating in the current year as compared to the prior year. Included in the 2009 gross margin were certain advertising, marketing and selling expenses of $3.4 million associated with the initial launch of 65 new theaters opened during the year, similar to the $1.8 million associated with the initial launch of 40 new theaters in 2008. In addition, accelerated depreciation on existing film-based systems of $1.5 million was recorded in 2008. Excluding these launch expenses and accelerated depreciation charges, the gross margin would have been $16.7 million in 2009, compared to $1.4 million in 2008.
Film
     The Company’s revenues from its film segments increased 49.9% to $51.6 million in 2009 from $34.4 million in 2008.
     Film production and IMAX DMR revenues increased 98.7% to $35.6 million in 2009 from $17.9 million in 2008. The increase in film production and IMAX DMR revenues was due primarily to the overall growth of the IMAX theater network and stronger film performance for the films exhibited. Gross box office generated by IMAX DMR films increased 107.8% to $270.8 million in 2009 versus $130.3 million in 2008. In 2009, a significant portion of the gross-box office was generated by the exhibition of 14 films which included The Day The Earth Stood Still: The IMAX Experience, the re-release of The Dark Knight: The IMAX Experience, Jonas Bros: The 3D Concert Experience, Watchmen: The IMAX Experience, Monsters vs. Aliens: An IMAX 3D Experience, Star Trek: The IMAX Experience, Night at the Museum: Battle of the Smithsonian: The IMAX Experience, Transformers: Revenge of the Fallen: The IMAX Experience, Harry Potter and the Half Blood Prince: An IMAX 3D Experience, Cloudy with a Chance of Meatballs: An IMAX 3D Experience, Where the Wild Things Are: The IMAX Experience, Michael Jackson’s This Is It: The IMAX Experience, Disney’s A Christmas Carol: An IMAX 3D Experience and Avatar: An IMAX 3D Experience as compared to 8 primary films exhibited in 2008, which included The Spiderwick Chronicles: The IMAX Experience, Shine A Light: The IMAX Experience, Speed Racer: The IMAX Experience, Kung Fu Panda: The IMAX Experience, The Dark Knight: The IMAX Experience, Eagle Eye: The IMAX Experience, Madagascar: Escape 2 Africa: The IMAX Experience and The Day the Earth Stood Still: The IMAX Experience.

Avatar: An IMAX 3D Experience has broken all performance records for an IMAX DMR film. Through March 11, 2010, Avatar has generated total IMAX DMR gross box office revenue of over $200.0 million, $54.2 million of which was generated in 2009.
     Film distribution revenues increased 29.4% to $12.4 million in 2009 from $9.6 million in 2008 due to the introduction and strong performance of Under the Sea 3D, a movie co-produced by the Company and WB and which was released on February 13, 2009. The Company did not distribute any original titles in 2008.
     Film post-production revenues decreased 48.0% to $3.6 million in 2009 from $6.9 million in 2008 primarily due to a decrease in third party business.
     The Company’s gross margin from its film segments increased 70.0% in 2009 to $23.1 million from $13.6 million in 2008. Film production and IMAX DMR gross margins increased to $20.0 million from $7.0 million in 2008 largely due to an increase in IMAX DMR revenue resulting from the exhibition of 14 films in 2009 as compared to 8 in 2008. The increase was partially offset by lower film distribution and film post-production margins. The film distribution margin of $2.1 million in 2009 was lower than the $3.1 million experienced in 2008. Film post-production gross margin decreased by $2.5 million due to a decrease in third party business as compared to the prior year.
Theater Operations
     Theater operations revenue in 2009 increased 12.1% to $11.8 million compared to $10.5 million in 2008. This increase was attributable to increases in average ticket prices and attendance at certain of the Company’s owned theaters primarily due to the stronger performance of the films exhibited in 2009 as compared to 2008.
     Theater operations margin increased $0.7 million from 2008 primarily due to an increase in revenues largely associated with IMAX DMR films exhibited.
Other
     Other revenue increased to $3.4 million in 2009 compared to $3.2 million in 2008. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses.
     The gross margin on other revenue was $0.3 million higher in 2009 as compared to 2008.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $56.2 million in 2009, as compared to $43.7 million in 2008. The $12.5 million increase experienced from the prior year comparative period was largely the result of the following:
•	a $16.5 million increase in the Company’s stock-based compensation expense (including $15.4 million for variable share-based awards) primarily due to an increase in the Company’s stock price during the period (an increase from $4.46 to $13.31 per share in 2009 as compared to a decrease from $6.82 per share to $4.46 per share in the prior year) and its impact on variable awards such as stock appreciation rights. The Company has no present intention to issue such variable awards in the future; and
•	a $2.1 million increase in legal and professional fees, including professional fees of approximately $1.0 million in connection with the termination of a service arrangement.
These increases were partially offset by:
•	a $1.4 million decrease in staff-related costs and compensation costs, which was the result of a decrease in salaries and benefits primarily due to a lower average Canadian dollar denominated salary expense (including a $0.9 million benefit from hedged forward contracts) and a $0.6 million decrease in travel and entertainment costs;
•	a $3.6 million decrease due to a gain from unhedged forward contracts and foreign exchange translation adjustments. In 2009, the Company recorded a foreign exchange gain of $2.9 million due to an increase in the exchange rates of foreign currency denominated receivables, other working capital balances and foreign currency unhedged forward contracts, as compared to a loss of $0.7 million recorded in 2008. See note 16(b) of the audited consolidated financial statements in Item 8 of the Company’s 2009 Form 10-K for more information; and
•	a $1.1 million decrease in other general corporate expenditures.

   Research and Development
     Research and development expenses decreased to $3.8 million in 2009 compared to $7.5 million in 2008. The expenses incurred in 2008 principally reflect a high level of research and development activities pertaining to development of the Company’s proprietary digitally-based theater projector, which was launched in July 2008. Through research and development, the Company continues to design and develop digital technologies, cinema-based equipment, software and other technologies to enhance its product offerings. The Company believes that the motion picture industry has been and will continue to be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company has made significant investments in digital technologies, including the development of proprietary, patent-pending technology related to a digital projector, as well as technologies to digitally enhance image resolution and quality of motion picture films, and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company holds numerous digital patents and long-term relationships with key manufacturers and suppliers in digital technology. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies, or that the validity of the Company’s existing patents will not be subjected to challenge.
     In recent years, a number of companies have introduced digital 3D projection technology and a number of Hollywood features have been exhibited in 3D using these technologies. According to the National Association of Theater Owners, there are approximately 3,500 conventional-sized screens in U.S. multiplexes equipped with such digital 3D systems. The Company believes that its many competitive strengths, including the IMAX brand name, its patented theater geometry, the quality and immersiveness of The IMAX Experience, its IMAX DMR technology significantly differentiate the Company’s 3D presentations from any other 3D presentations. Consistent with this view, for the films released to both IMAX 3D theaters and conventional 3D theaters, the IMAX theaters have significantly outperformed the conventional theaters on a per-screen revenue basis.
     The Company expects to explore new areas of brand extension including: 3D in-home entertainment technology, the digital re-mastering and 2D-to-3D conversion of movie and television content; increased post-production opportunities; alternative theater content partnerships with technology, studio, programming, content and consumer electronics companies. Accordingly, the Company anticipates increased research and development costs for 2010 compared with 2009.
   Receivable Provisions, Net of Recoveries
     Receivable provisions, net of recoveries for accounts receivable and financing receivables, amounted to a net provision of $1.1 million in 2009, as compared to $2.0 million in 2008.
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
   Asset Impairments and Other Significant Charges (Recoveries)
     The Company recorded an asset impairment charge of $0.2 million against fixed assets after the Company assessed the carrying value of certain assets in light of their future expected cash flows. The Company recognized that the carrying values for the assets exceeded the expected undiscounted future cash flows. During 2008, the Company recorded total asset impairment charges of $nil million.
     The Company recorded a net provision of $0.1 million in 2009 (2008 — $0.4 million) in accounts receivable.
     In 2009, the Company also recorded a net provision of $1.4 million in financing receivables (2008 — $1.6 million) as the collectibility associated with certain leases was uncertain.
     In 2009, the Company recorded a charge of $0.9 million (2008 —$2.5 million) in costs and expenses applicable to revenues, primarily for its film-based projector inventories due to a reduction in the net realizable value resulting from the Company’s development of a proprietary digital projection system in July 2008.

   Interest Income and Expense
     Interest income decreased to less than $0.1 million in 2009, as compared to $0.4 million in 2008.
     Interest expense decreased to $13.8 million in 2009 as compared to $17.7 million in 2008. During the year, the Company repurchased all $160.0 million aggregate principal amount of the its outstanding 9.625% Senior Notes which resulted in a decrease in the Company’s interest expense for the year ended December 31, 2009. Included in interest expense is the amortization of deferred finance costs in the amount of $1.0 million and $1.3 million in 2009 and 2008, respectively, relating to the Company’s Senior Notes. The Company’s policy is to defer and amortize, over the life of the debt instrument, all the costs relating to a debt financing which are paid directly to the debt provider. The Company expects to experience a further decrease in interest expense in 2010 and beyond as a result of the settlement of the Senior Notes and the negotiation of the amended Credit Facility. A full year’s cash-interest expense on the Senior Notes was $15.4 million, while interest expense attributable to the maximum borrowing possible under the Credit Facility ($75.0 million) using December 31, 2009 rates would be approximately $2.6 million.
Income Taxes
     The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favourable or unfavourable resolution of various tax examinations. There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings.
     On March 12, 2009, the Government of Canada enacted Bill C-10, which included legislation allowing corporations to elect to file their Canadian corporate tax returns in the corporation’s functional currency. The Company has submitted an election to file the 2008 and subsequent Canadian corporate tax returns in U.S. dollars. As a result of the election and its impact on the Company’s opening 2008 tax return balances in Canada, the Company has recorded an increase in the gross deferred tax asset of $14.1 million, which has been fully offset by a corresponding valuation allowance. Other significant changes in the effective rate include the effects of legislative changes regarding enacted rate reductions and extensions of carryforward periods relating to investment tax credits in Canada. In addition, the Company redeemed its Senior Notes in the year resulting in foreign exchange gains and other capital gains, against which the Company has applied its available capital and net operating losses.
     As of December 31, 2009, the Company had net deferred income tax assets after valuation allowance of $nil (December 31, 2008 — $nil). As of December 31, 2009, the Company had a net deferred income tax asset before valuation allowance of $71.6 million, against which the Company is carrying a $71.6 million valuation allowance. Based on current trends, the Company believes it is reasonably possible that some or all of the valuation allowance will be released in 2010. The determination of whether a valuation allowance is required will be based on the weight of available evidence, both positive and negative, available to the Company.
     In connection with the Company’s adoption of the Income Taxes Topic of the FASB ASC (previously FIN 48), as of January 1, 2007, the Company recorded a net increase to its deficit of $2.1 million (including approximately $0.9 million related to accrued interest and penalties) related to the measurement of potential international withholding tax requirements and a decrease in reserves for income taxes. As of December 31, 2009 and 2008, the Company had total unrecognized tax benefits (including interest and penalties) of $4.4 million and $4.4 million, respectively, for international withholding taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

     A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

(In thousands of U.S. Dollars)	2009	2008
Balance at January 1,	$3,244	$2,991
Additions based on tax positions related to the current year	318	456
Additions for tax positions of prior years	55	47
Reductions for tax positions of prior years	—	—
Settlements	—	—
Reductions resulting from lapse of applicable statute of limitations	(380)	(250)

Balance at December 31,	$3,237	$3,244

     Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations rather than income tax expense. The Company recognized approximately $0.1 million and $0.2 million in potential interest and penalties associated with unrecognized tax benefits for the years ended December 31, 2009 and 2008, respectively.
     The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada, the province of Ontario and the United States (including multiple states).
     The Company’s 2003 through 2009 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and the 2005 through 2009 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other on-going audits in various other jurisdictions that are not material to our financial statements.
Discontinued Operations
     On December 11, 2009, the Company closed its owned and operated Tempe IMAX theater. The Company recognized lease termination and guarantee obligations of $0.5 million to the landlord, which were offset by derecognition of other liabilities of $0.9 million, for a net gain of $0.4 million. In a related transaction, the Company leased the projection system and inventory of the Tempe IMAX theater to a third party theater exhibitor. Revenue from this operating lease transaction will be recognized on a straight-line basis over the term of the lease. For the year ended December 31, 2009, revenues for the Tempe IMAX theater were $0.8 million (2008 – $1.5 million) and the Company recognized a loss of $0.5 million in 2009 (2008 — loss of $0.3 million) from the operation of the theater. The above transactions are reflected as discontinued operations as there are no significant continuing cash flows from either a migration or a continuation of activities. The remaining assets and liabilities of the owned and operated Tempe IMAX theater are included in the Company’s consolidated balance sheet as of December 31, 2009 and are disclosed in note 23(e) to the audited consolidated financial statements in Item 8 of the Company’s 2009
Form 10-K.
     On September 30, 2009, the Company closed its owned and operated Vancouver IMAX theater. The amount of loss to the Company pertaining to lease and guarantee obligations owing to the landlord was estimated at $0.3 million which the Company recognized at December 31, 2009. For the year ended December 31, 2009, revenues for the Vancouver IMAX theater were $1.1 million (2008 – $2.0 million) and the Company recognized a loss of $0.1 million in 2009 (2008 – income of $0.2 million) from the operation of the theater. The above transactions are reflected as discontinued operations as there are no continuing cash flows from either a migration or a continuation of activities. The remaining assets and liabilities of the Vancouver owned and operated theater are included in the Company’s consolidated balance sheet as of December 31, 2009 and are disclosed in note 23(e) to the audited consolidated financial statements in Item 8 of the Company’s 2009 Form 10-K.
   Pension Plan
     The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering Messrs. Gelfond and Wechsler. As of December 31, 2009, the Company had an unfunded and accrued projected benefit obligation of approximately $29.9 million (December 31, 2008 — $26.4 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate. The Company may use the proceeds of life insurance policies taken on Messrs. Gelfond and Wechsler to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. As of December 31, 2009, the cash surrender value of the insurance policies is $7.3 million (December 31, 2008 — $6.2 million).

     The net periodic benefit cost was $1.5 million and $1.8 million in 2009 and 2008, respectively. The components of net periodic benefit cost were as follows:

	Years ended December 31
	2009	2008
Service cost	$643	$793
Interest cost	1,341	1,251
Amortization of prior service credit	145	(248)
Amortization of actuarial gain	(681)	—

Pension expense	$1,448	$1,796

     The plan experienced an actuarial loss of $2.4 million during 2009, resulting in an increase in the pension obligation from $26.4 million at December 31, 2008, to $29.9 million at December 31, 2009. The primary factor contributing to this loss is a decrease in the Pension Benefit Guaranty Corporation (“PBGC”) published annuity interest rates used to determine the lump sum payment under the plan, as well as a decrease in the Citigroup Pension Discount Curve discount rate from 5.11% in the prior year to 1.50%.
     As at December 31, 2009, Mr. Wechsler’s benefits were 100% vested while the benefits of Mr. Gelfond were approximately 95.9% vested. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon a change in control is 100%. Upon a termination for cause, prior to a change of control, the executive will forfeit any and all benefits to which such executive may have been entitled, whether or not vested.
     On October 1, 2009, the Company paid benefits of $0.9 million to Mr. Wechsler in accordance with the terms of the SERP. Mr. Wechsler is further entitled to receive monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he is entitled to receive remaining benefits in the form of a lump sum payment.
Stock-Based Compensation
     The Company utilizes the Binomial Model to determine the fair value of stock-based payment awards. The fair value determined by the Binomial Model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Binomial Model also considers the expected exercise multiple which is the multiple of exercise price to grant price at which exercises are expected to occur on average. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options and stock appreciation rights have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the Binomial Model best provides an accurate measure of the fair value of the Company’s employee stock options and stock appreciation rights. Although the fair value of employee stock options and stock appreciation rights is determined in accordance with the Equity topic of the FASB ASC using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     Stock-based compensation expense recognized under the Compensation – Stock Compensation Topic of the FASB ASC for 2009, 2008 and 2007 was $17.7 million, $1.5 million and $3.4 million, respectively.
Years Ended December 31, 2008 versus Years Ended December 31, 2007
     The Company reported net loss of $33.6 million or $0.79 per share on a basic and diluted basis for the year ended December 31, 2008 as compared to a net loss of $26.9 million or $0.67 per share on a basic and diluted basis for the year ended December 31, 2007.
Revenues and Gross Margin
     The Company’s revenues in 2008 were $102.7 million as compared to $111.7 million in 2007, a decrease of 8.0% due in large part to a decrease in theater systems revenue.
     The gross margin across all segments in 2008 was $37.6 million or 36.6% of total revenue as compared to $40.8 million, or 36.6% of total revenue in 2007. Excluding the impact of settlement arrangements and asset impairment charges on film-based projector inventories, the gross margin for 2008 was 38.7% as compared to 38.9% in 2007.

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

	2008		2007
Sales and Sales-type lease systems – installed and recognized
IMAX 2D GT	—		1
IMAX 2D SR DOME	—		1
IMAX 3D GT	2		5
IMAX 3D SR	1		2
IMAX 3D MPX	7		10
IMAX digital	5	(1)	—

	15		19
IMAX 3D MPX – installed and deferred	3		2

	18		21

Operating lease – installed and operating
IMAX 3D MPX	1		—
Joint revenue sharing arrangements – installed and operating
IMAX 3D MPX	—		6
IMAX digital	41	(1)	—

	60		27

(1)	Includes the digital upgrade of two systems (one system sale and one system under a joint revenue sharing arrangement) from film-based to digital.
     As noted in the table above, three theater systems under sales arrangements that were installed in the year ended December 31, 2008, are subject to provisions providing the customer with an upgrade to a digital system at a discounted price when available. Had these transactions not contained a digital upgrade clause, the Company would have recognized $3.8 million in revenue and $2.0 million in gross margin related to these sales. Two theater systems under sales arrangements subject to such provisions were installed in 2007. Had these transactions not contained a digital upgrade clause, the Company would have recognized $3.0 million in revenue and $1.8 million in gross margin related to these sales. One of the two theater systems deferred in 2007 was recognized as a digital system installation in the fourth quarter of 2008, as the Company provided the digital upgrade to the customer. For the remaining deferred systems, the Company expects that once the digital upgrade is provided or the fair value for the upgrade is established the Company will allocate total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a fair value basis and recognize the revenue allocated to the delivered elements with their associated costs.
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
     The gross margin from joint revenue sharing arrangements in 2008 decreased from $1.4 million in 2007 to a loss of $1.9 million in 2008. Impacting the gross margin for 2008 were certain advertising, marketing and selling expenses of $1.8 million associated with the initial launch of the new theaters and accelerated depreciation on existing film–based systems of $1.5 million. The accelerated depreciation charges were specifically related to the earlier than anticipated digital upgrade of such theaters, which will enable these theaters to exhibit more DMR films (including those with a short release window) than had they remained film-based. Excluding these launch expenses and accelerated depreciation charges, the gross margin would have been $1.4 million in 2008, consistent with the gross margin of $1.4 million experienced in 2007.
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
Theater Operations
     In 2008, theater operations revenue decreased to $10.5 million in 2008 from $12.4 million in 2007. This decrease was attributable to a 12.5% decrease in attendance, offset slightly by an increase in average ticket prices.
     The Company’s owned and operated theater gross margin decreased from $0.8 million in 2007 to a loss of less than $0.1 million in 2008 primarily due to the decrease in revenues and higher film rental fees to studios, associated with IMAX DMR films.
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
These decreases were offset by:
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
Asset Impairments and Other Significant Charges
     For the two years ended December 31, 2008 and 2007 the Company recorded asset impairment charges of $nil and $0.6 million, respectively, related to the impairment of assets of certain property, plant and equipment and a revision in the estimates related to the residual values of certain leased assets. The Company recognized that the carrying values for the assets exceeded the expected undiscounted future cash flows.
     In 2008, the Company recorded a charge of $2.5 million (2007 — $4.0 million) in costs and expenses applicable to revenues, primarily for its film-based projector inventories due to a reduction in the net realizable value resulting from the Company’s development of a proprietary digital projection system. Specifically, IMAX systems includes inventory write-downs of $2.4 million in 2008 (2007 — $3.3 million). Theater system maintenance includes inventory write-downs of $0.1 million in 2008 (2007 — $0.6 million.) Furthermore, the 2007 charge includes $0.1 million recorded in the Company’s post-production unit.
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
     As at December 31, 2008, the Company had net deferred income tax assets after valuation allowance of $nil (December 31, 2007 — $nil). As at December 31, 2008, the Company had a net deferred income tax asset before valuation allowance of $62.4 million, against which the Company is carrying a $62.4 million valuation allowance.
Research and Development
     For the years ended December 31, 2008 and 2007 research and development expenses amounted to $7.5 million and $5.8 million, respectively. The expenses primarily reflect significant research and development activities pertaining to the development of the Company’s new proprietary digitally-based theater projector which the Company introduced in July of 2008. As at December 31, 2008, the Company had installed 46 IMAX digital theater projection systems and had signed contracts to install an additional 167 digital systems.
Discontinued Operations
     There were no discontinued operations in 2008.
     On December 31, 2007, the Company entered into a lease termination agreement, which extinguished all of its obligations to its landlord with respect to the Company’s owned and operated Providence IMAX theater. As a result of the lease termination, the Company recorded a non-cash gain of $1.5 million associated with the reversal of deferred lease credits recorded in prior periods. In a related transaction, the Company sold the theater projection system and inventory for the Providence IMAX theater to a third party theater exhibitor for $1.0 million (consisting of $0.6 million cash and $0.4 million of discounted future minimum payments) which was recorded as a gain from discontinued operations. Furthermore, during 2007, the Company had recognized an operating loss of $0.5 million from the operation of the theater. The above transactions are reflected as discontinued operations as there are no significant continuing cash flows generated from either a migration or a continuation of activities.

Outlook
     Based on the Company’s expectation of 2010 theater system installations, particularly those under joint revenue sharing arrangements, and its estimate of the number and quality of the films to be released in 2010, the Company anticipates higher revenues in 2010 as compared to 2009.
     In 2009, 93 IMAX theater systems were installed, not including digital upgrades. In 2009, the Company experienced an increase of 22.5% for the overall IMAX theater network and 33.8% for the IMAX commercial theater network over the prior year. In addition, the Company currently estimates that approximately 53 of the 136 theater systems arrangements in its backlog as of December 31, 2009 will be installed and accepted in 2010. By the end of 2010, the Company’s total theater network is expected to have increased by approximately 15% over the prior year and its commercial theater network by approximately 20% over the prior year as the majority of the new 2010 systems are to be installed in commercial settings. However, the Company cautions that theater system installations slip from period to period in the course of the Company’s business and such slippages remain a recurring and unpredictable part of its business. These slippages and delays could impact the timing of revenue recognition. In addition, each year the Company installs a number of systems that are signed in that same calendar year.
     The recent growth of the IMAX theater network is largely attributable to the introduction of the Company’s digital projector in 2008, which the Company believes provides a differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand, and is a compelling proposition for a large portion of its customer base for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $20 thousand per 2D print to $45 thousand per 3D print. Removing those costs significantly increases the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. The Company similarly believes that the digital systems changes the economics favorably for its exhibition clients, since lower print costs (which total approximately $200 per movie per system), and the increased programming flexibility that digital delivery provides allows theaters to program at least 12-14 IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. Finally, the Company believes that digital transmission will allow attractive alternate programming, such as live sporting events and concerts, to be shown in the immersive environment of an IMAX theater. To date, the Company has signed agreements with exhibitors for 293 digital projection systems, including digital upgrades and agreements signed in 2010 for 27 digital systems, of which 151 theaters were open to the public as of December 31, 2009. In addition, the Company intends to continue to provide digital upgrades to its customers at lower margins for strategic reasons.
     The Company’s improved financial performance in 2009 is attributable not only to the growth of the IMAX theater network, but also to the strength of the 2009 film slate and the increased number of films that were released to the IMAX theater network in 2009. The Company expects further improved financial performance in 2010 as a result of growth in the IMAX theater network, including an increase in the number of theaters under joint revenue sharing arrangements, and the strength of the 2010 film slate.
     To date, the Company has announced the release of 10 DMR films to its theater network in 2010:
•	Alice In Wonderland: An IMAX 3D Experience (Walt Disney Studios, March 2010);

•	How To Train Your Dragon: An IMAX 3D Experience (Paramount Pictures, March 2010);

•	Iron Man 2: The IMAX Experience (Marvel Entertainment and Paramount Pictures, May 2010);

•	Shrek Forever After: An IMAX 3D Experience (Dreamworks Animation, May 2010);

•	Prince of Persia: The Sands of Time: The IMAX Experience (Walt Disney Pictures, May 2010);

•	Toy Story 3: An IMAX 3D Experience (Walt Disney Pictures Studios Motion Pictures, June 2010);

•	The Twilight Saga: Eclipse: The IMAX Experience (Summit Entertainment, June 2010);

•	Inception: The IMAX Experience (WB, July 2010);

•	Aftershock: The IMAX Experience (Huayi Brothers Group, July 2010, primarily to be distributed in China and Asia); and

•	Tron Legacy: An IMAX 3D Experience (Walt Disney Pictures, December 2010).
     The Company also remains in active negotiations with virtually all of Hollywood’s studios for additional films to fill out its short and long-term film slate. The Company anticipates the release of additional DMR films to IMAX theaters in 2010.
     In addition, the Company, in conjunction with WB and the National Aeronautics and Space Administration (NASA), will release Hubble 3D: The IMAX Experience to its network in March 2010. Hubble 3D: The IMAX Experience, narrated by three-time Academy-Award® nominee Leonardo DiCaprio, chronicles a team of astronauts’ journey to the Hubble Space Telescope.
     The increased number of IMAX DMR films released to the IMAX theater network can minimize the impact of an individual film’s weak performance. In addition, the increased number of titles, more closely spaced, can mean a greater opportunity to capitalize on the early weeks of a movie’s release, when over half of a given title’s gross box office is typically generated. However, the Company cautions that films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and type of IMAX DMR and IMAX original films released to the IMAX theater network.
     In June 2009, the Company and Huayi Bros. Media Corporation Ltd., China’s largest privately owned media group, announced an agreement to release up to 3 mainstream, commercial Chinese pictures to IMAX theaters in China, other parts of Asia and key North American markets beginning in July 2010 with the film Aftershock. The Company continues to evaluate DMR opportunities in other international markets as it believes that making local content available in IMAX theaters abroad will support the Company’s growth in international markets. The Company’s recent announcement of its international only release of Prince of Persia: Sands of Time: The IMAX Experience marks the Company’s effort to enhance its international film slate. The Company anticipates additional international only releases in the future, which is a key component of the Company’s future growth.
     As previously noted, the Company anticipates continued improved financial performance for 2010. The global financial environment, however, remains volatile and the U.S. and global economies could remain significantly challenged for an indeterminate period of time. While historically the movie industry has been somewhat resistant to economic downturns and 2009 was a strong year for box office returns, and while the Company has taken steps to mitigate the effect of the economic downturn on its operations, present economic conditions, which are beyond the Company’s control, could lead to a decrease in discretionary consumer spending. It is difficult to predict the severity and duration of any decrease in consumer spending resulting from the economic downturn and what affect it may have on the movie industry in general and IMAX DMR box-office results in particular. According to various industry reports and trade publications, 2009 domestic gross box office totalled approximately $10.4 billion, a 9.5% increase over 2008 and IMAX DMR films continued to significantly outperform other lower-cost formats on a per screen basis.
     To date, the Company has signed joint revenue sharing arrangements for 169 theater systems, 117 of which have been installed as of December 31, 2009. As the Company adds joint revenue sharing systems to its theater base, the Company’s revenues are increasingly dependent on the performance of the films released in IMAX DMR, which directly impact box-office and concessions revenues. Accordingly, the Company’s revenues are increasingly exposed to any decline in attendance at commercial IMAX theaters. If the industry were to face declining admissions, commercial exhibitors could become less willing or, as a result of disruptions in the capital and credit markets that may limit exhibitors’ access to capital, less able to invest capital in new IMAX theaters or to fulfil their existing obligations to the Company. As a result, the Company’s revenues could be lower than expected.
     Additionally, the Company expects to explore new areas of brand extension including: 3D in-home entertainment technology; digital re-mastering and 2D-to-3D conversion of movie and television content; increased post-production opportunities; alternative theater content and partnering with technology, studio, programming, content and consumer electronics companies.
LIQUIDITY AND CAPITAL RESOURCES
Credit Facility
     On November 16, 2009, the Company amended and restated the terms of its senior secured credit facility, which had been scheduled to mature on October 31, 2010. The amended and restated facility (the “Credit Facility”) with a scheduled maturity of October 31, 2013, has a maximum borrowing capacity of $75.0 million, consisting of revolving loans of up to $40.0 million, subject to a borrowing base calculation (as described below) and including a sublimit of $20.0 million for letters of credit, and a term loan of $35.0 million. Certain of the Company’s subsidiaries will serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility. The Credit Facility is collateralized by a first priority security interest in all of the present and future assets of the Company and the Guarantors.
     The terms of the Credit Facility are set forth in the Amended and Restated Credit Agreement (the “Credit Agreement”), dated November 16, 2009, among the Company, Wachovia Capital Finance Corporation (Canada), as agent, lender, sole lead arranger and sole bookrunner, (“Wachovia”) and Export Development Canada, as lender (“EDC”), together with Wachovia, (the “Lenders”) and in various collateral and security documents entered into by the Company and the Guarantors. Each of the Guarantors has also entered into a guarantee in respect of the Company’s obligations under the Credit Facility.
     The revolving portion of the Credit Facility permits maximum aggregate borrowings equal to the lesser of:
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
     On November 17, 2009, the Company repaid $20.0 million in outstanding indebtedness under the revolving portion of the Credit Facility which had been carried over from the prior credit facility and the Company borrowed $35.0 million from the term loan portion of the Credit Facility. Furthermore, on December 17, 2009, the Company borrowed $20.0 million under the revolving portion of the Credit Facility and subsequently repaid $5.0 million before the end of the year. Total amounts drawn and available under the Credit Facility at December 31, 2009, were $50.0 million and $24.8 million, respectively.
     The revolving portion of the Credit Facility bears interest, at the Company’s option, at either (i) LIBOR plus a margin of 2.75% per annum, or (ii) Wachovia’s prime rate plus a margin of 1.25% per annum. The term loan portion of the Credit Facility bears interest at the Company’s option, at either (i) LIBOR plus a margin of 3.75% per annum, or (ii) Wachovia’s prime rate plus a margin of 2.25% per annum. Under the Credit Facility, the effective interest rate for the year ended December 31, 2009, for the term loan portion was 4.09% (2008 – n/a) and 2.29% for the revolving portion (2008 — 4.43%).
     The Credit Facility provides that so long as the term loan remains outstanding, the Company will be required to maintain: (i) a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1 through December 31, 2010, and (ii) a ratio of funded debt to EBITDA of not more than 1.75:1 thereafter. If the Company repays the term loan in full, it will remain subject to such ratio requirements only if Excess Availability (as defined in the Credit Agreement) is less than $10.0 million or Cash and Excess Availability (as defined in the Credit Agreement) is less than $15.0 million. The ratio of funded debt to EBITDA was 0.85:1 at December 31, 2009, where Funded Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $50.0 million. EBITDA is calculated as follows:

EBITDA per Credit Facility:

(In thousands of U.S. Dollars)
Net earnings	$5,021
Add (subtract):
Provision for income taxes	274
Interest expense net of interest income	13,747
Depreciation and amortization including film asset amortization(1)	17,919
Write-downs net of recoveries including asset impairments and receivable provisions(1)	2,581
Stock and other non-cash compensation	19,183
Other, net	(229)

$58,496

(1)	See note 19 to the accompanying audited consolidated financial statements in Item 8.
     The Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0; provided, however, that if the Company will have repaid the term loan in full, it will remain subject to such ratio requirement only if Excess Availability is less than $10.0 million or Cash and Excess Availability is less than $15.0 million. The Company’s fixed charge ratio at December 31, 2009 was 41.6:1.0. At all times, under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. These amounts were $29.8 million and $49.8 million, respectively at December 31, 2009.
     The Credit Facility contains typical affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and the Guarantors to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions.
     The Credit Facility also contains customary events of default, including upon an acquisition or change of control or upon a change in the business and assets of the Company or a Guarantor that in each case is reasonably expected to have a material adverse effect on the Company or Guarantor. If an event of default occurs and is continuing under the Credit Facility, the Lenders may, among other things, terminate their commitments and require immediate repayment of all amounts owed by the Company.

Letters of Credit and Other Commitments
     As of December 31, 2009, the Company has letters of credit and advance payment guarantees of $0.3 million outstanding (December 31, 2008 — $1.4 million), of which the entire balance has been secured by the Credit Facility.
     The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As of December 31, 2009, the Company had letters of credit outstanding of $3.6 million compared with $5.2 million as of December 31, 2008, under the Bank of Montreal Facility.
Senior Notes due December 2010
     In 2009, the Company repurchased all $160.0 million aggregate principal amount of its outstanding 9.625% Senior Notes due December 1, 2010, which represented the aggregate principal amount outstanding. The Company paid cash of $159.1 million to reacquire its bonds, thereby releasing the Company from further obligations to various holders under the indenture governing the Senior Notes (the “Indenture”). The Company accounted for the bond repurchase in accordance with the Debt Topic of the FASB ASC whereby the net carrying amount of the debt extinguished was the face value of the bonds adjusted for any unamortized premium, discount and costs of issuance, which resulted in a loss of $0.6 million in 2009.
     As of December 31, 2008, the Company had outstanding $160.0 million in principal amount of its 9.625% Senior Notes.
Cash and Cash Equivalents
     As of December 31, 2009, the Company’s principal sources of liquidity included cash and cash equivalents of $20.1 million, the Credit Facility, trade accounts receivable of $37.7 million and anticipated collection from financing receivables due in the next 12 months of $12.4 million. As of December 31, 2009, the Company had drawn down $50.0 million on the Credit Facility, and had letters of credit of $0.3 million outstanding under the Credit Facility and $3.6 million under the Bank of Montreal Facility.
     During the year ended December 31, 2009, the Company’s operations, including investment in film assets, provided cash of $13.8 million and the Company used cash of $26.5 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements. As a result of the repayment of its outstanding Senior Notes in 2009, the Company expects lower future interest payments (a savings of approximately $15.0 million in comparison to 2008 interest expense) resulting in higher cash flows from operations. Based on management’s current operating plan for 2010, the Company expects to continue to use cash as it deploys additional theater systems under joint revenue sharing arrangements. Cash flows from joint revenue sharing arrangements are derived from the theater box office and concession revenues and the Company invested directly in the roll out of 65 new theater systems and 9 digital upgrades under joint revenue sharing arrangements in 2009.
     The Company believes that cash flow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to existing joint revenue sharing arrangements for the next 12 months.
     The Company’s operating cash flow will be adversely affected if management’s projections of future signings for theater systems and film productions, installations and film performance are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2009 Form 10-K), there is no guarantee that the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.
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
     Cash provided by operating activities amounted to $13.8 million in 2009. Changes in other non-cash operating assets as compared to 2008 include: an increase of $7.2 million in financing receivables; an increase of $13.4 million in accounts receivable; a decrease of $10.1 million in inventories; an increase of $0.7 million in prepaid expenses; and a decrease of $1.4 million in other assets which includes a $0.7 million decrease in commissions and other deferred selling expenses and a $0.7 million decrease in insurance recoveries receivable. Changes in other non-cash operating liabilities as compared to December 31, 2008 include: a decrease in deferred revenue of $13.5 million related to amounts relieved from deferred revenue related to theater system installations in the current period offset by backlog payments received; an increase in accounts payable of $1.5 million and a decrease of less than $0.1 million in accrued liabilities. Included in accrued liabilities at December 31, 2009, was $29.9 million in respect of accrued pension obligations.
     Investing Activities
     Net cash used in investing activities amounted to $27.6 million in 2009 compared to $22.4 million in 2008, which includes an investment in joint revenue sharing equipment of $25.1 million, purchases of $1.4 million in property, plant and equipment, an increase in other assets of $0.7 million and an increase in other intangible assets of $0.3 million.
     Financing Activities
     Net cash provided by financing activities in 2009, amounted to $7.2 million due to the issuance of common shares in the period, net of common share issuance costs, offset by the use of proceeds to repurchase Senior Note indebtedness.
     Capital Expenditures
     Capital expenditures, which included the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment net of sales proceeds and investments in film assets, were $35.7 million in 2009 as compared to $31.4 million in 2008. The Company anticipates a consistent level of capital expenditures in 2010 as compared to 2009 related, in part, to the anticipated roll-out of approximately 40 theaters pursuant to joint revenue sharing arrangements in 2010, all of which the Company currently intends to fund through cash on hand, cash from operations and availability under the Credit Facility.
     Prior Year Cash Flow Activities
     Net cash used by operating activities amounted to $6.5 million in the year ended December 31, 2008. Changes in other non-cash operating assets and liabilities included a $0.2 million increase in financing receivables, a decrease of $1.9 million in accounts receivable, a decrease in inventories of $0.8 million, a $0.2 million decrease in prepaid expenses, which mostly relates to prepaid film print costs which will be expensed over the period to be benefited; and a $0.8 million increase in other assets, which primarily relates to commissions and other deferred selling expenses, an increase in accounts payable of $0.1 million, an increase in deferred revenue of $12.4 million, related to 2008 signings and backlog payments thereon, less amounts relieved from deferred revenue related to theater system installations in 2008, and a decrease of $2.5 million in accrued liabilities. Net cash used in investing activities in the year ended December 31, 2008 amounted to $22.4 million, which includes an investment in joint revenue sharing equipment of $18.5 million, purchases of $2.8 million in property, plant and equipment net of sales proceeds, an increase in other assets of $0.7 million, an increase in other intangible assets of $0.4 million. Net cash provided by financing activities in 2008 amounted to $39.0 million primarily due to an increase of $20.0 million in bank indebtedness and the issuance of common shares in the year, net of common share issuance costs offset by debt modification fees paid of $0.2 million.
     Capital expenditures including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment net of sales proceeds and investments in film assets were $31.4 million in the year ended December 31, 2008.

Rental Obligations
     The Company’s total minimum annual rental payments to be made under operating leases as of December 31, 2009 are as follows:

(In thousands of U.S. Dollars)
2010	$6,113
2011	5,869
2012	5,563
2013	2,076
2014	872
Thereafter	2,248

$22,741

Digital Projection System
     In July 2008, the Company introduced its proprietary digital projection system. The IMAX digital projection system delivers The IMAX Experience and helps drive profitability for studios, exhibitors and IMAX theaters by eliminating the need for film prints, increasing program flexibility and ultimately increasing the number of movies shown on IMAX screens. The system can run both IMAX and IMAX 3D presentations.
     As of December 31, 2009, the Company had 151 digital theaters installed and operating in exhibitor theaters and 115 digital theater system arrangements in its backlog, which include the significant transactions described below.
     On December 7, 2007, the Company announced a significant joint revenue sharing arrangement with American-Multi Cinemas, Inc. (“AMC”) for the installation of 100 digital projection systems to be installed in the latter half of 2008 through 2010. The Company has projected that the deal will ultimately double the size of the commercial IMAX theater network in North America and triple the number of IMAX theaters in North American multiplexes, which are the primary targets of the Company’s business efforts. The system roll-out has been implemented in three phases of 50 systems, 25 systems and 25 systems, respectively, with the rollout of each phase being subject to the achievement of certain performance thresholds. The Company has met those thresholds for all phases as of December 31, 2009, the Company has installed 71 of the 100 digital projection systems contracted for under the agreement with AMC.
     The Company and Regal Cinemas, Inc (“Regal”) announced on March 24, 2008 a joint revenue sharing agreement to install 31 digital projection systems at Regal locations in 20 major U.S. markets. As of December 31, 2009, the Company has installed 24 of the 31 digital projection systems. In June 2008, the Company and Hoyts Multiplex Cinemas PTY Ltd (“Hoyts”) entered into a joint revenue sharing arrangement for 4 digital projection systems. To date, the Company has installed 3 of the 4 digital projection systems. In July 2008, the Company signed a joint revenue sharing arrangement with Tokyu Recreation Co., Ltd (“Tokyu”) to install up to 4 digital projection systems, 4 of which were installed as of December 31, 2009. In September 2008, the Company signed a joint revenue sharing arrangement with Cineplexx Kinobetriebe GMBH (“Cineplexx”) for 3 digital projection systems, 2 of which were installed as of December 31, 2009.
     On October 20, 2009, the Company and Pathé Netherlands, a Europalaces/Pathé company and the largest exhibitor in The Netherlands, announced an agreement to install 2 new IMAX theater systems, as well as a digital upgrade to the exhibitor’s existing film-based system, as part of an expanded joint revenue sharing arrangement between the two companies. In the fourth quarter of 2009, the Company installed 1 new digital theater system and the digital upgrade contracted for under the Agreement.
     On March 10, 2010, the Company announced a joint revenue sharing arrangement with CJ CGV Co., Ltd., the largest multiplex cinema chain in South Korea (“CJ CGV’), for up to 15 digital projection systems. Under the terms of its agreement with the Company, CJ CGV will add 10 new digital theaters under joint revenue sharing arrangements, with the option for 5 additional systems and will upgrade 4 of its existing film-based IMAX theatres (which are not under joint revenue sharing arrangements) to digital.
     The Company anticipates meeting the cash requirements needed to manufacture the digital projection systems it is obligated to deliver under its joint revenue sharing arrangements through a combination of cash on hand, cash inflows from future operations and draws on its Credit Facility.
     In addition, on March 10, 2008, the Company announced an agreement for 35 digital theater systems (under its traditional sales/sales-type-lease structure) with RACIMEC to be installed in Central and South America and the Caribbean. RACIMEC has made an initial cash-payment in connection with the terms of its agreement with the Company.

Pension and Postretirement Obligations
     The Company has an unfunded defined benefit pension plan, the SERP, covering Messrs. Gelfond and Wechsler. As of December 31, 2009, the Company had an unfunded and accrued projected benefit obligation of approximately $29.9 million (December 31, 2008 — $26.4 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate. The Company may use the proceeds of life insurance policies taken on Messrs. Gelfond and Wechsler to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. As of December 31, 2009, the cash surrender value of the insurance policies is $7.3 million (December 31, 2008 — $6.2 million).
     In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As of December 31, 2009, the Company had an unfunded benefit obligation of $0.5 million (December 31, 2008 — $0.4 million).
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
     On March 8, 2006, the Company and Messrs. Gelfond and Wechsler negotiated an amendment to the SERP which reduced the related pension expense to the Company effective January 1, 2006. Under the terms of the SERP amendment, to reduce ongoing costs to the Company, the cost of living adjustment and surviving spouse benefits previously owed to Messrs. Gelfond and Wechsler are each reduced by 50%, subject to a recoupment of a percentage of such benefits upon a change of control of the Company, and the net present value of the reduced pension benefit payments is accelerated and paid out upon a change of control of the Company. The amendment resulted in reduction of the accrued pension liability by $6.2 million, a reduction in other assets of $3.4 million and a past services credit of $2.8 million. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at December 31, 2009, the benefits of Mr. Wechsler were 100% vested while the benefits of Mr. Gelfond were approximately 95.9% vested. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon a change in control shall be 100%. Upon a termination for cause, prior to a change of control, the executive shall forfeit any and all benefits to which such executive may have been entitled, whether or not vested.
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

CONTRACTUAL OBLIGATIONS
     Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
	Total
(In thousands of U.S. Dollars)	Obligations	2010	2011	2012	2013	2014	Thereafter
Credit Facility(1)	$50,000	$11,667	$17,500	$5,833	$15,000	$—	$—
Capital lease obligations	164	94	27	23	20	—	—
Operating lease obligations	22,741	6,113	5,869	5,563	2,076	872	2,248
Pension obligations (2)	30,776	15,195	15,581	—	—	—	—
Postretirement benefits obligations	137	13	26	29	33	36	—
Purchase obligations	9,274	9,274	—	—	—	—	—

	$113,092	$42,356	$39,003	$11,448	$17,129	$908	$2,248

(1)	Interest on the Credit Facility is payable monthly in arrears based on the applicable variable rate.

(2)	The SERP assumptions include that Mr. Wechsler will receive a lump sum payment at August 1, 2010 and that Mr. Gelfond will receive a lump sum payment in 2011 upon retirement at the end of the current term of his employment agreement, although Mr. Gelfond has not informed the Company that he intends to retire at that time.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     The Company is exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates. The Company’s primary market risk exposure is the risk of unfavorable movements in exchange rates between the U.S. dollar and the Canadian dollar. The Company does not use financial instruments for trading or other speculative purposes.
     Foreign Exchange Rate Risk
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
     The Company manages its exposure to foreign exchange rate risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.
     For the year ended December 31, 2009, the Company recorded a foreign exchange gain of $3.8 million as compared with a foreign exchange loss of $0.7 million in 2008.
     Beginning in the fourth quarter of 2008 and continuing in 2009, the Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies with settlement dates throughout 2009 and 2010. In addition, at December 31, 2009, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered foreign currency hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The notional value of these contracts at December 31, 2009 was $2.8 million (December 31, 2008 — $13.1 million). A gain of $1.7 million was recorded to Other Comprehensive Income with respect to the appreciation in the value of these contracts in 2009 (2008 — $0.2 million). A gain of $1.3 million was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses in 2009 (2008 — $nil). Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB ASC are recorded to selling, general and administrative expenses. The notional value of forward contracts that do not qualify for hedge accounting at December 31, 2009 was $4.5 million (December 31, 2008 — $17.1 million).
     For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.
     At December 31, 2009, the Company’s net investment in leases and working capital items, which aggregate to $2.7 million, are denominated in Canadian dollars and Euros. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2009, the potential change in the fair value of foreign currency-denominated net investment in leases and working capital items would be $0.3 million.
     Interest Rate Risk Management
     The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.
     As at December 31, 2009, the Company’s borrowings under the Credit Facility were $50.0 million (December 31, 2008 — $20.0 million).
     The Company’s largest exposure with respect to variable rate debt comes from changes in the London Interbank Offered Rate (LIBOR). The Company had variable rate debt instruments representing approximately 24.7% and 6.1% percent of its total liabilities at December 31, 2009 and 2008, respectively. If the Company’s interest rates average 10 percent more in 2010 than they did at December 31, 2009, the Company’s interest expense would increase by approximately $0.2 million and interest income from cash would increase by approximately less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at December 31, 2009.
     At December 31, 2009 the Company is not exposed to any market risk for fixed rate debt as the Company repurchased all of the remaining $160.0 million of its Senior Notes due December 2010 in 2009. In 2008, the fair values of the Company’s long-term debt were estimated using quoted market prices, as disclosed in note 21 to the audited consolidated financial statements in Item 8 of the Company’s 2009 Form 10-K.

Item 8. Financial Statements and Supplementary Data
************

Report of Independent Registered Public Accounting Firm
To the Shareholders of IMAX Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholders’ equity (deficiency) present fairly, in all material respects, the financial position of IMAX Corporation and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A of its 2009 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Chartered Accountants, Licensed Public Accountants
Toronto, Ontario
March 11, 2010

IMAX CORPORATION
CONSOLIDATED BALANCE SHEETS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	As at December 31, 2009
	2009	2008
Assets
Cash and cash equivalents	$20,081	$27,017
Accounts receivable, net of allowance for doubtful accounts of $2,770 (December 31, 2008 — $2,901)	37,652	22,982
Financing receivables (note 4)	62,585	56,138
Inventories (note 5)	10,271	19,822
Prepaid expenses	2,609	1,998
Film assets (note 6)	3,218	3,923
Property, plant and equipment (note 7)	54,820	39,405
Other assets (note 8)	15,140	16,074
Goodwill	39,027	39,027
Other intangible assets (note 10)	2,142	2,281

Total assets	$247,545	$228,667

Liabilities
Bank indebtedness (note 12)	$50,000	$20,000
Accounts payable	16,803	15,790
Accrued liabilities (notes 6, 9(f), 13(a), 13(c), 15(c), 22, 23(e) and 24)	77,853	58,199
Deferred revenue	57,879	71,452
Senior Notes due December 2010 (note 11)	—	160,000

Total liabilities	202,535	325,441

Commitments and contingencies (notes 13 and 14)

Shareholders’ equity (deficiency)
Capital stock (note 15) common shares — no par value. Authorized — unlimited number. Issued and outstanding — 62,831,974 (December 31, 2008 — 43,490,631)	280,048	141,584
Other equity	6,044	5,183
Deficit	(241,988)	(247,009)
Accumulated other comprehensive income (note 25)	906	3,468

Total shareholders’ equity (deficiency)	45,010	(96,774)

Total liabilities and shareholders’ equity (deficiency)	$247,545	$228,667

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
		(note 23)	(note 23)
Revenues
Equipment and product sales	$57,304	$27,853	$32,500
Services (note 16(c))	82,052	61,477	64,972
Rentals (note 16(c))	25,758	8,207	7,107
Finance income	4,235	4,300	4,649
Other (note 16(a))	1,862	881	2,427

	171,211	102,718	111,655

Costs and expenses applicable to revenues (note 2(n))
Equipment and product sales	29,040	17,182	21,546
Services (note 16(c))	49,891	40,771	46,254
Rentals	10,093	7,043	2,987
Other	635	169	50

	89,659	65,165	70,837

Gross margin	81,552	37,553	40,818
Selling, general and administrative expenses (note 16(b)) (including share-based compensation expense of $17.5 million, $1.0 million and $2.9 million for 2009, 2008, 2007, respectively)	56,207	43,681	44,716
Research and development	3,755	7,461	5,789
Amortization of intangibles	546	526	547
Receivable provisions, net of recoveries (note 17)	1,067	1,977	1,795
Asset impairments (note 18)	180	—	485

Earnings (loss) from operations	19,797	(16,092)	(12,514)
Interest income	98	381	862
Interest expense	(13,845)	(17,707)	(17,093)
Loss on repurchase of Senior Notes due December 2010 (note 11)	(579)	—	—

Earnings (loss) from continuing operations before income taxes	5,471	(33,418)	(28,745)
Provision for income taxes	(274)	(92)	(472)

Earnings (loss) from continuing operations	5,197	(33,510)	(29,217)
(Loss) earnings from discontinued operations (note 23(d))	(176)	(92)	2,277

Net earnings (loss)	$5,021	$(33,602)	$(26,940)

Earnings (loss) per share: (note 15(d))
Net earnings (loss) per share — basic:
Net earnings (loss) per share from continuing operations	$0.10	$(0.79)	$(0.72)
Net earnings per share from discontinued operations	—	—	0.05

	$0.10	$(0.79)	$(0.67)

Net earnings (loss) per share — diluted:
Net earnings (loss) per share from continuing operations	$0.09	$(0.79)	$(0.72)
Net earnings per share from discontinued operations	—	—	0.05

	$0.09	$(0.79)	$(0.67)
			~~~~~~~~~~~ ~~~~~~~~~~
(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	Years Ended December 31,
	2009	2008	2007
		(note 23)	(note 23)
Cash provided by (used in):
Operating Activities
Net earnings (loss)	$5,021	$(33,602)	$(26,940)
Net loss (earnings) from discontinued operations (note 23(d))	176	92	(2,277)
Items not involving cash:
Depreciation and amortization (notes 19(c) and 20(a))	19,051	18,018	17,671
Write-downs, net of recoveries (notes 19(d) and 20(a))	2,581	4,466	6,240
Change in deferred income taxes	8	(749)	(68)
Stock and other non-cash compensation	19,183	3,320	4,789
Foreign currency exchange (gain) loss	(974)	480	(1,165)
Gain on sale of property, plant and equipment	—	(43)	—
Loss on repurchase of Senior Notes due December 2010 (note 11)	579	—	—
Change in cash surrender value of life insurance	(330)	(270)	(215)
Investment in film assets	(9,235)	(10,145)	(11,381)
Changes in other non-cash operating assets and liabilities (note 19(a))	(21,885)	11,925	8,024
Net cash (used in) provided by operating activities from discontinued operations	(393)	(40)	(899)

Net cash provided by (used in) operating activities	13,782	(6,548)	(6,221)

Investing Activities
Purchase of property, plant and equipment	(1,426)	(2,805)	(2,150)
Investment in joint revenue sharing equipment	(25,072)	(18,478)	—
Proceeds from sale of property, plant and equipment	—	43	—
Acquisition of other assets	(748)	(748)	(900)
Acquisition of other intangible assets	(320)	(430)	(377)
Purchases of short-term investments	—	—	(6,457)
Proceeds from maturities of short-term investments	—	—	8,572
Net cash provided by investing activities from discontinued operations	—	—	575

Net cash used in investing activities	(27,566)	(22,418)	(737)

Financing Activities
Increase in bank indebtedness (note 12)	55,000	20,000	—
Repayment of bank indebtedness (note 12)	(25,000)	—	—
Repurchase of Senior Notes due December 2010 (note 11)	(159,104)	—	—
Common shares issued — public offerings, net of offering expenses paid (note 15(b))	130,774	—	—
Common shares issued — private offering (note 15(b))	—	17,931	—
Common shares issued — stock options exercised (note 15(b))	6,332	1,202	420
Financing costs related to Senior Notes due 2010	—	—	(1,430)
Shelf registration fees paid	(150)	—	—
Debt modification fees paid	—	(114)	(284)
Fees paid pertaining to amended Credit Facility agreement	(671)	—	—

Net cash provided by (used in) financing activities	7,181	39,019	(1,294)

Effects of exchange rate changes on cash	(333)	63	30

(Decrease) increase in cash and cash equivalents during year	(6,936)	10,116	(8,222)

Cash and cash equivalents, beginning of year	27,017	16,901	25,123

Cash and cash equivalents, end of year	$20,081	$27,017	$16,901

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	Number of				Accumulated
	Common				Other	Total
	Shares Issued				Comprehensive	Shareholders’
	and		Other		Income (Loss)	Equity	Comprehensive
	Outstanding	Capital Stock	Equity	Deficit	(note 25)	(Deficiency)	Income (Loss)

Balance as at December 31, 2006	40,285,574	$122,024	$2,937	$(184,375)	$1,182	$(58,232)
Net loss	—	—	—	(26,940)	—	(26,940)	$(26,940)
Paid-in capital for non-employee stock options granted (note 15(c))	—	—	424	—	—	424	—
Employee stock options exercised	137,500	431	(11)	—	—	420	—
Paid-in capital for employee stock options granted (note 15(c))	—	—	738	—	—	738	—
Adoption of FIN 48	—	—	—	(2,092)	—	(2,092)	—
Unrecognized prior service costs (net of income tax recovery of $516)	—	—	—	—	(1,081)	(1,081)	(1,081)
Unrecognized actuarial gain (net of income tax provision of $585)	—	—	—	—	1,393	1,393	1,393

							$(26,628)

Balance as at December 31, 2007	40,423,074	$122,455	$4,088	$(213,407)	$1,494	$(85,370)
Common shares issued for private offering	2,726,447	17,681	—	—	—	17,681	—
Net loss	—	—	—	(33,602)	—	(33,602)	(33,602)
Paid-in capital for non-employee stock options granted (note 15(c))	—	—	416	—	—	416	—
Employee stock options exercised	238,745	751	(14)	—	—	737	—
Non-employee stock options exercised	102,365	697	(232)	—	—	465	—
Paid-in capital for employee stock options granted (note 15(c))	—	—	925	—	—	925	—
Unrecognized prior service costs (net of income tax recovery of $66) (note 22)	—	—	—	—	(181)	(181)	(181)
Unrecognized actuarial gain (net of income tax provision of $770) (note 22)	—	—	—	—	2,029	2,029	2,029
Unrealized net gain on derivative instruments (net of income tax provision of $46) (note 21)	—	—	—	—	126	126	126

							$(31,628)

Balance as at December 31, 2008	43,490,631	$141,584	$5,183	$(247,009)	$3,468	$(96,774)
Common shares issued for public offering	18,034,706	130,682	—	—	—	130,682	—
Net earnings	—	—	—	5,021	—	5,021	5,021
Paid-in capital for non-employee stock options granted (note 15(c))	—	—	215	—	—	215	—
Employee stock options exercised	1,103,091	6,391	(962)	—	—	5,429	—
Non-employee stock options exercised	203,546	1,391	(488)	—	—	903	—
Paid-in capital for employee stock options granted (note 15(c))	—	—	2,096	—	—	2,096	—
Unrecognized prior service costs (net of income tax provision of $38) (note 22)	—	—	—	—	107	107	107
Unrecognized actuarial loss (net of income tax recovery of $nil) (note 22)	—	—	—	—	(3,075)	(3,075)	(3,075)
Unrealized net gain on derivative instruments (net of income tax recovery of $46) (note 21)	—	—	—	—	406	406	406

							$2,459

Balance as at December 31, 2009	62,831,974	$280,048	$6,044	$(241,988)	$906	$45,010

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
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
1. Description of the Business
     IMAX Corporation together with its consolidated wholly-owned subsidiaries (the “Company”) is an entertainment technology company specializing in digital and film-based motion picture technologies, whose principal activities are the:
•	Design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 48 countries as at December 31, 2009;

•	Production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	Operation of certain theaters primarily in the United States and Canada;

•	Provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	Other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.
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
     The Company’s rentals include revenues from the leasing of its theater systems that are operating leases, contingent rentals on operating leases, joint revenue sharing arrangements and the rental of the Company’s cameras and camera equipment.
     The Company’s finance income represents interest income arising from the sales-type leasing and financed sale of the Company’s theater systems.
     The Company’s other revenues include the settlement of contractual obligations with customers.
2. Summary of Significant Accounting Policies
     Significant accounting policies are summarized as follows:
          The Company prepares its consolidated financial statements in accordance with U.S. GAAP.
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

     In the first quarter of 2009, the Company entered into an agreement with a third party which resulted in the Company reconsidering whether it is the primary beneficiary of a wholly-owned film production subsidiary. The Company determined that it is not the primary beneficiary as the Company no longer absorbs the majority of expected losses or expected residual returns. As a result, the Company de-consolidated this film production subsidiary.
     As the Company is exposed to the majority of the expected losses for 2 of the film production companies, the Company has determined that it is the primary beneficiary of these entities. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets and total liabilities of less than $0.1 million as at December 31, 2009 (December 31, 2008 — less than $0.1 million). For the other 5 film production companies which are VIEs, the Company did not consolidate these film entities since it does not bear the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at December 31, 2009, these 5 VIEs have total assets of $3.8 million (December 31, 2008 — $4.5 million) and total liabilities of $3.8 million (December 31, 2008 — $4.5 million). Earnings of the investees included in the Company’s consolidated statement of operations amounted to $nil in 2009, (2008 — $nil). The carrying value of these investments in VIEs that are not consolidated is $nil at December 31, 2009 (December 31, 2008 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the consolidated statement of operations.
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
     As at December 31, 2009 and 2008, the Company did not hold any short-term investments.
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
   (g) Film Assets
     Costs of producing films, including labor, allocated overhead, capitalized interest, and costs of acquiring film rights are recorded as film assets and accounted for in accordance with Entertainment-Films Topic of the FASB ASC. Production financing provided by third parties that acquire substantive rights in the film is recorded as a reduction of the cost of the production. Film assets are amortized and participation costs are accrued using the individual-film-forecast method in the same ratio that current gross revenues bear to current and anticipated future ultimate revenues. Estimates of ultimate revenues are prepared on a title-by-title basis and reviewed regularly by management and revised where necessary to reflect the most current information. Ultimate revenues for films include estimates of revenue over a period not to exceed ten years following the date of initial release.
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
     Selling costs related to an arrangement incurred prior to recognition of the related revenue are deferred and expensed to costs and expenses applicable to revenues upon (i) recognition of the contract’s theater system revenue or (ii) abandonment of the sale arrangement.
     Insurance recoveries, the cash surrender value of life insurance policies and foreign currency derivatives are accounted for at fair value using quoted prices in active markets (Level 1 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy).
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
     The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company adjusts tax expense to reflect the Company’s ongoing assessments of such matters which require judgment and can materially increase or decrease its effective rate as well as impact operating results. The Company provides for such exposures in accordance with the Income Taxes Topic of the FASB ASC.
   (n) Revenue Recognition
   Multiple Element Arrangements
     The Company’s revenue arrangements with certain customers may involve multiple elements consisting of a theater system (projector, sound system, screen system and, if applicable, 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation, and projectionist training; a license to use of the IMAX brand; 3D glasses; maintenance and extended warranty services; and licensing of films. The Company evaluates all elements in an arrangement to determine what are considered typical deliverables for accounting purposes and which of the deliverables represent separate units of accounting based on the applicable accounting guidance in the Leases Topic of the FASB ASC; the Guarantees Topic of the FASB ASC; the Entertainment-Film Topic of FASB ASC; and the Revenue Recognition Topic of FASB. If separate units of accounting are either required under the relevant accounting standards or determined to be applicable under the Revenue Recognition Topic, the total consideration received or receivable in the arrangement is allocated based on the applicable guidance in the above noted standards.

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
   Sales Arrangements
     For arrangements qualifying as sales, the revenue allocated to the System Deliverable is recognized in accordance with the Revenue Recognition Topic of the FASB ASC, when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater, provided there is persuasive evidence of an arrangement, the price is fixed or determinable and collectibility is reasonably assured.
     The initial revenue recognized consists of the initial payments received and the present value of any future initial payments and fixed minimum ongoing payments that have been attributed to this unit of accounting. Contingent payments in excess of the fixed minimum ongoing payments are recognized when reported by theater operators, provided collection is reasonably assured.
     The Company has also agreed, on occasion, to sell equipment under lease or at the end of a lease term. Consideration agreed to for these lease buyouts is included in revenues from equipment and product sales, when persuasive evidence of an arrangement exists, the fees are fixed or determinable, collectibility is reasonably assured and title to the theater system passes from the Company to the customer.
     In a limited number of sales arrangements for MPX theater systems, the Company provided customers with a right to acquire, for a specified period of time, digital upgrades (each upgrade consisting of a projector, certain sound system components and screen enhancements) at a fixed or variable discount towards a future price of such digital upgrades. Up to the end of the second quarter of 2009, the Company was not able to determine the fair value of a digital upgrade. Accordingly, the Company deferred all consideration received and receivable under such arrangements for the delivered MPX and the upgrade right, except for the amount allocated to maintenance and extended warranty services provided to the customers for the installed system. This revenue was deferred until the upgrade right expired, if applicable, or a digital upgrade was delivered. In the third quarter of 2009, the Company determined the fair value of digital upgrades and the upgrades rights. For any such sales arrangements where the upgrade right has not expired and the digital upgrade has not yet been delivered, the Company has allocated the consideration received and receivable (excluding the amount allocated to maintenance and extended warranty services) to the upgrade right based on its fair value and to the delivered MPX theater system based on the residual of the consideration received and receivable. The revenue related to the digital upgrade continues to be deferred, until the digital upgrade is delivered provided the other revenue recognition criteria are met. The revenue related to the MPX system is recognized at the allocation date as the system was previously delivered provided the other revenue recognition criteria are met. Costs related to the installed MPX systems for which revenue has not been recognized are included in inventories until the conditions for revenue recognition are met. The Company also provides customers, in certain cases, with sales arrangements for multiple systems consisting of a combination of MPX theater systems and complete digital theater systems for a specified price. The Company allocates the actual or implied discount between the delivered and undelivered theater systems on a relative fair value basis, provided all of the other conditions for recognition of a theater system are met.

   Lease Arrangements
     The Company uses the Leases Topic of FASB ASC to evaluate whether an arrangement is a lease within the scope of the accounting standard. Arrangements not within the scope of the accounting standard are accounted for either as a sales or services arrangement, as applicable.
     For lease arrangements, the Company determines the classification of the lease in accordance with the Leases Topic of FASB ASC. A lease arrangement that transfers substantially all of the benefits and risks incident to ownership of the equipment is classified as a sales-type lease based on the criteria established by the accounting standard; otherwise the lease is classified as an operating lease. Prior to commencement of the lease term for the equipment, the Company may modify certain payment terms or make concessions. If these circumstances occur, the Company reassesses the classification of the lease based on the modified terms and conditions.
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
   Cost of Equipment and Product Sales
     Theater systems and other equipment subject to sales-type leases or sales arrangements includes the cost of the equipment and costs related to project management, design, delivery and installation supervision services as applicable. The costs related to theater systems under sales and sales-type lease arrangements are relieved from inventory to costs and expenses applicable to revenues-equipment and product sales when revenue recognition criteria are met. In addition, the Company defers direct selling costs such as sales commissions and other amounts related to these contracts until the related revenue is recognized. These costs included in costs and expenses applicable to revenues-equipment and product sales, totaled $2.0 million in 2009 (2008 – $1.0 million, 2007 – $0.8 million).

The cost of equipment and product sales prior to direct selling costs was $27.0 million in 2009 (2008 – $16.2 million, 2007 – $20.7 million). The Company may have warranty obligations at or after the time revenue is recognized which require replacement of certain parts that do not affect the functionality of the theater system or services. The costs for warranty obligations for known issues are accrued as charges to costs and expenses applicable to revenues-equipment and product sales at the time revenue is recognized based on the Company’s past historical experience and cost estimates.
   Cost of Rentals
     For theater systems and other equipment subject to an operating lease or placed in a theater operators’ venue under a joint revenue sharing arrangement, the cost of equipment is included within property, plant and equipment. Depreciation and impairment losses, if any, are included in cost of rentals based on the accounting policy set out in note 2(h). Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $1.6 million in 2009 (2008 — $1.0 million, 2007 — $0.2 million). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $1.8 million in 2009 (2008 — $0.8 million, 2007 — $nil).
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
     In addition, the Company could agree with customers to convert their obligations for other theater system configurations that have not yet been installed to arrangements to acquire or lease the IMAX digital theater system. The Company considers these situations to be a termination of the previous arrangement and origination of a new arrangement for the IMAX digital theater system. The Company continues to defer an amount of any initial fees received from the customer such that the aggregate of the fees deferred and the net present value of the future fixed initial and ongoing payments to be received from the customer equals the fair value of the IMAX digital theater system to be leased or acquired by the customer. Any residual portion of the initial fees received from the customer for the terminated theater system is recorded in Other revenues at the time when the obligation for the original theater system is terminated and the new theater system arrangement is signed.
     The Company may offer certain incentives to customers to complete theater system transactions including payment concessions or free services and products such as film licenses or 3D glasses. Reductions in, and deferral of, payments are taken into account in determining the sales price either by a direct reduction in the sales price or a reduction of payments to be discounted in accordance with the Leases Topic of the FASB ASC or the Interest Topic of the FASB ASC. Free products and services are accounted for as separate units of accounting. Other consideration given by the Company to customers are accounted for in accordance with the Revenue Recognition Topic of the FASB ASC.
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

   Film Production and IMAX DMR Services
     In certain film arrangements, the Company produces a film financed by third parties whereby the third party retains the copyright and the Company obtains exclusive distribution rights. Under these arrangements, the Company is entitled to receive a fixed fee or to retain as a fee the excess of funding over cost of production (the “production fee”). The third parties receive a portion of the revenues received by the Company on distributing the film which is charged to costs and expenses applicable to revenues-services. The production fees are deferred, and recognized as a reduction in the cost of the film based on the ratio of the Company’s distribution revenues recognized in the current period to the ultimate distribution revenues expected from the film. Film exploitation costs, including advertising and marketing totaled $1.6 million in 2009 (2008 — $0.9 million, 2007 — $1.2 million) and are recorded in costs and expenses applicable to revenues-services as incurred.
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
   Film Distribution
     Revenue from the licensing of films is recognized in Services revenues when persuasive evidence of a licensing arrangement exists, the film has been completed and delivered, the license period has begun, the fee is fixed or determinable and collection is reasonably assured. When license fees are based on a percentage of box-office receipts, revenue is recognized when box-office receipts are reported by exhibitors, provided collection is reasonably assured. Film exploitation costs, including advertising and marketing, totaled $0.8 million in 2009 (2008 — $0.7 million, 2007 — $0.5 million) and are recorded in costs and expenses applicable to revenues-services as incurred.
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
   (q) Stock-Based Compensation
     The Company’s stock-based compensation is recognized in accordance with the FASB ASC Topic 505, “Equity” and Topic 718, “Compensation-Stock Compensation.”
     The Company estimates the fair value of employee stock-based payment awards on the date of grant using fair value measurement techniques such as an option-pricing model. The value of the portion of the employee award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.
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
     Stock-based compensation expense includes compensation cost for new employee stock-based payment awards granted and employee awards modified, repurchased or cancelled. In addition, compensation expense includes the compensation cost, based on the grant-date fair value calculated for pro forma disclosures under Topic 718, for the portion of awards for which required service had not been rendered that were outstanding. Compensation expense for these employee awards is recognized using the straight-line single-option method. As stock-based compensation expense recognized after January 1, 2006 is based on awards ultimately expected to vest, it has been adjusted for estimated forfeitures. The Codification requires forfeitures to be estimated at the time of grant and revised, if subsequent information indicates that the actual forfeitures are likely to be different from previous estimates. The Company utilizes the market yield on U.S. treasury securities (also known as nominal rate) over the contractual term of the instrument being issued.
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
   Restricted Common Shares and Stock Appreciation Rights
     The Company’s restricted common shares and stock appreciation rights have been classified as liabilities in accordance with Topic 505. The Company utilizes the Binomial Model to determine the value of these instruments settleable in cash.
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
   (r) Pension Plans and Postretirement Benefits
     The Company has a defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”). As the Company’s SERP is unfunded, as at December 31, 2009, a liability is recognized for the projected benefit obligation.
     Assumptions used in computing the defined benefit obligations are reviewed annually by management in consultation with its actuaries and adjusted for current conditions. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefits cost are recognized as a component of other comprehensive income. Amounts recognized in accumulated other comprehensive income including unrecognized actuarial gains or losses and prior service costs are adjusted as they are subsequently recognized in the consolidated statement of operations as components of net periodic benefit cost. Prior service costs resulting from the pension plan inception or amendments are amortized over the expected future service life of the employees, cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation are amortized over the expected average remaining service life of the employees, and current service costs are expensed when earned. The remaining weighted average future service life of the employees for the year ended December 31, 2009 was 1.00 year.
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
   (s) Guarantees
     The FASB ASC Guarantees Topic requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. Disclosures as required under the accounting guidance have been included in note 14(k).
3. New Accounting Standards and Accounting Changes
   FASB Establishes Accounting Standards Codification
     In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (“ASC Topic 105”) which establishes the FASB ASC as the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.

     Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, FASB will issue Accounting Standard Updates which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.
     The Codification is not intended to change U.S. GAAP, but it will change the way U.S. GAAP is organized and presented. The Company adopted the Codification on July 1, 2009 and the principal impact on the financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.
     Fair Value Accounting
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
     In April 2009, the FASB updated sections of ASC 825, “Financial Instruments.” This update requires disclosures about the fair value of financial instruments for interim reporting periods and annual financial statements. This section update does not require disclosures for earlier periods presented for comparative purposes at initial adoption. This accounting standard update is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, on a prospective basis. The Company has adopted the provisions of this guidance for the year ended December 31, 2009 and, accordingly, has expanded its disclosures as presented in note 21(b) to the accompanying audited consolidated financial statements in Item 8.
     In April 2009, the FASB updated sections of ASC 820, “Fair Value Measurements and Disclosures.” This update provides additional guidance for estimating fair value when an asset or liability experiences a significant decrease in volume and activity in relation to their normal market activity. Additionally, this update provides guidance on identifying circumstances that may indicate if a transaction is not orderly and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, on a prospective basis. The Company has adopted this accounting standard update for the year ended December 31, 2009. The application of the provisions in this guidance did not have a material impact on the Company’s financial condition or results of operations.
     In August 2009, the FASB issued ASU No. 2009-05, “Codification Amendment to Topic 820, Fair Value Measurements and Disclosures” (“ASU 2009-05”).The objective of Subtopic 820-10 is to reduce the potential ambiguity in financial reporting when measuring the fair value of liabilities providing preparers, investors and other users of the financial statement with a better understanding of how the fair value of liabilities was measured. The update clarified the techniques to be used in circumstances in which a quoted price in an active market for the identical liability is not available and clarified that, when estimating the fair value of a liability, an entity is not required to include a separate input relating to the existence of a restriction that prevents the transfer of a liability. The update is effective for the first reporting period (including interim periods) beginning after issuance with early application permitted if financial statements for prior periods have not been issued. The Company has adopted ASU 2009-05 for the year ended December 31, 2009, which did not have an impact on the Company’s audited consolidated financial statements.
     Business Combinations and Noncontrolling Interests
     In December 2007, the FASB issued amendments to ASC 810, “Consolidation,” to significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. The objective of the guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted the provisions of this guidance on January 1, 2009. The application of this guidance did not have an effect on the Company’s financial condition or results of operations.

     Other Accounting Changes
     In December 2007, the FASB issued ASC 808, “Collaborative Arrangements”. The objective of ASC 808 is to define collaborative arrangements and establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties that are not specifically addressed within the scope of other authoritative accounting literature. ASC 808 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. ASC 808 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. ASC 808 is to be applied as a change in accounting principle through retrospective application to all prior periods presented for all collaborative arrangements existing as of the effective date, unless it is impracticable to do so. The Company adopted ASC 808 on January 1, 2009. The application of ASC 808 did not have an effect on the Company’s financial condition or results of operations. In accordance with ASC 808, the Company has expanded its disclosures as presented in note 16(c).
     In March 2008, the FASB issued disclosure guidance which applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items. The disclosure guidance requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The provisions of this guidance require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements. This disclosure guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. On January 1, 2009, the Company adopted the provisions of this guidance and, accordingly, has expanded its disclosures as presented in note 21.
     In April 2008, the FASB issued amendments to ASC 275, “Risks and Uncertainties,” and ASC 350, “Intangibles — Goodwill and Other,” that address the determination of the useful life of intangible assets. These sections address the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Specifically, the Company is required to use its own historical experience in renewing or extending the estimated life of an intangible asset as opposed to legal, regulatory or contractual provisions that enable renewal or extension of the asset’s legal or contractual life without substantial cost. This guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, on a prospective basis. Early adoption is prohibited. Intangible assets acquired after January 1, 2009 are accounted for in accordance with the provisions of these sections and the required disclosure is presented in note 10.
     In April 2009, the FASB amended sections of ASC 320, “Investments — Debt and Equity Securities.” This section of the Codification revises guidance for determining how and when to recognize other-than-temporary impairments of debt securities for which changes in fair value are not regularly recognized in earnings and the financial statement presentation of such impairments. This section also expands and increases the frequency of disclosures related to other-than-temporary impairments of both debt and equity securities and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, on a prospective basis. . The Company has adopted the provisions of this guidance for the year ended December 31, 2009. The application of this accounting standard update did not have a material impact on the Company’s financial condition or results of operations.
     In May 2009, the FASB issued ASC 855, “Subsequent Events,” accounting guidance that establishes general standards for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. In February 2010, the FASB issued ASU No. 2010-09 which amends ASC 855 to remove all requirements for SEC filers to disclose the date through which subsequent events are considered. ASC 855, as amended, requires that all entities disclose any nonrecognized subsequent events that may have occurred. The amendment is effective as of February 2010. The Company has adopted this subsequent event guidance, as amended, for the year ended December 31, 2009. The application did not have an effect on the Company’s financial condition or results of operations.
     During 2009, the FASB has issued several ASU’s – ASU No. 2009-02 through ASU No. 2009-17. Except for ASU’s No. 2009-05, 2009-13, 2009-14 and 2009-16 discussed in this 2009 Form 10-K report, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

Recently Issued FASB Accounting Standard Codification Updates
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
     In December 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets” (“ASU 2009-16”). The purpose of this ASU is to bring SFAS 166 (as discussed above) into the Codification. The application of ASU 2009-16 will not have a material impact on the Company’s financial condition or results of operations.
     In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). The purpose of this ASU is to bring SFAS 167 (as discussed above) into the Codification. The application of ASU 2009-17 will not have a material impact on the Company’s financial condition or results of operations.
     In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) to amend topic ASC 820 “Fair Value Measurements and Disclosures,” by improving disclosure requirements in order to increase transparency in financial reporting. ASU 2010-06 requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company will adopt all disclosure amendments in ASU 2010-06, except for the amendments to Level 3 fair value measurements as described above, effective January 1, 2010, and will, accordingly, expand disclosures in its 2010 interim reporting.
     During 2010, the FASB has issued several ASU’s – ASU No. 2010-01 through ASU No. 2010-11. Except for ASU No. 2010-06 and ASU No. 2010-09, discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.
    4. Lease Arrangements
    (a) General Terms of Lease Arrangements
     A number of the Company’s leases are classified as sales-type leases. Certain arrangements that are legal sales are also classified as sales-type leases as certain clauses within the arrangements limit transfer of title or provide the Company with conditional rights to the system. The customer’s rights under the Company’s lease arrangements are described in note 2(n). The Company classifies its lease arrangements at inception of the arrangement and, if required, after a modification of the lease arrangement, to determine whether they are sales-type leases or operating leases. Under the Company’s lease arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s lease terms are typically non-cancellable for 10 to 20 years with renewal provisions. Except for those sales arrangements that are classified as sales-type leases, the Company’s leases generally do not contain an automatic transfer of title at the end of the lease term. The Company’s lease arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty generally after the first year of the lease until the end of the lease term. The customer is responsible for obtaining insurance coverage for the theater systems commencing on the date specified in the arrangement’s shipping terms and ending on the date the theater systems are delivered back to the Company.
     The Company has assessed the nature of its joint revenue sharing arrangements and concluded that, based on the guidance in the Revenue Recognition Topic of the ASC, the arrangements contain a lease. Under joint revenue sharing arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s joint revenue sharing arrangements are typically non-cancellable for 7 to 10 years with renewal provisions. Title to equipment under joint revenue sharing arrangements does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the theater systems commencing on the date specified in the arrangement’s shipping terms and ending on the date the theater systems are delivered back to the Company.

   (b) Financing Receivables
     Financing receivables, consisting of net investment in sales-type leases and receivables from the financed sales of its theater systems, are as follows:

	As at December 31,
	2009	2008
Gross minimum lease payments receivable	$64,779	$72,100
Unearned finance income	(18,939)	(23,558)

Minimum lease payments receivable	45,840	48,542
Accumulated allowance for uncollectible amounts	(5,734)	(4,884)

Net investment in leases	40,106	43,658

Gross financed sales receivables	32,526	18,515
Unearned finance income	(9,869)	(6,035)

Financed sales receivables	22,657	12,480
Accumulated allowance for uncollectible amounts	(178)	—

Net financed sales receivables	22,479	12,480

Total financing receivables	$62,585	$56,138

Net financed sales receivables due within one year	$4,304	$1,948
Net financed sales receivables due after one year	$18,175	$10,532
     In 2009, the financed sales receivables had a weighted average effective interest rate of 9.4% (2008 — 9.5%).
   (c) Contingent Fees
     Contingent fees, reported as revenue, from customers under various arrangements are as follows:

	Years Ended December 31,
	2009	2008	2007
Sales	$406	$285	$203
Sales-type leases	1,717	1,730	1,231
Operating leases	1,483	1,681	2,320

Subtotal — sales, sales-type leases and operating leases	3,606	3,696	3,754
Joint revenue sharing arrangements	21,598	3,435	2,343

	$25,204	$7,131	$6,097

   (d) Future Minimum Rental Payments
     Future minimum rental payments receivable from operating and sales-type leases at December 31, 2009, for each of the next five years are as follows:

	Operating Leases	Sales-Type Leases
2010	$1,775	$8,142
2011	1,687	6,931
2012	1,584	5,900
2013	1,571	5,700
2014	1,607	5,198
Thereafter	8,318	27,423

Total	$16,542	$59,294

     Total future minimum rental payments receivable from sales-type leases at December 31, 2009 exclude $5.5 million which represents amounts billed but not yet received.
5. Inventories

	As at December 31,
	2009	2008
Raw materials	$4,045	$6,392
Work-in-process	983	1,863
Finished goods	5,243	11,567

	$10,271	$19,822

     At December 31, 2009, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $1.6 million (December 31, 2008 — $5.5 million).
     Inventories at December 31, 2009 include provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $3.8 million (December 31, 2008 — $5.3 million).
6. Film Assets

	As at December 31,
	2009	2008
Completed and released films, net of accumulated amortization of $28,015 (2008 — $19,502)	$1,897	$333
Films in production	1,136	3,384
Films in development	185	206

	$3,218	$3,923

     The Company expects to amortize film costs of $1.7 million for released films within three years from December 31, 2009 (December 31, 2008 — $0.3 million). The amount of participation payments to third parties related to these films that the Company expects to pay during 2010 is $5.0 million (2009 — $3.1 million).

7. Property, Plant and Equipment

	As at December 31, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$68,349	$30,240	$38,109
Camera equipment(5)	5,954	5,954	—

	74,303	36,194	38,109

Assets under construction(3)	3,700	—	3,700

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	8,404	6,319
Office and production equipment(4)	27,145	24,347	2,798
Leasehold improvements	8,421	6,120	2,301

	51,882	38,871	13,011

	$129,885	$75,065	$54,820

	As at December 31, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$48,474	$29,007	$19,467
Camera equipment(5)	5,954	5,953	1

	54,428	34,960	19,468

Assets under construction(3)	5,063	—	5,063

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	7,902	6,821
Office and production equipment(4)	28,006	24,371	3,635
Leasehold improvements	8,272	5,447	2,825

	52,594	37,720	14,874

	$112,085	$72,680	$39,405

(1)	Included in theater system components are assets with costs of $21.3 million (2008 — $23.5 million) and accumulated depreciation of $20.2 million (2008 — $21.3 million) that are leased to customers under operating leases.

(2)	Included in theater system components are assets with costs of $42.7 million (2008 — $20.8 million) and accumulated depreciation of $6.7 million (2008 — $4.5 million) that are used in joint revenue sharing arrangements.

(3)	Included in assets under construction are components with costs of $3.1 million (2008 — $4.8 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.

(4)	Included in office and production equipment are assets under capital lease with costs of $1.5 million (2008 — $1.5 million) and accumulated depreciation of $1.3 million (2008 —$1.1 million).

(5)	Fully amortized camera equipment is still in use by the Company.

8. Other Assets

	As at December 31,
	2009	2008
Cash surrender value of life insurance policies	$7,313	$6,237
Commissions and other deferred selling expenses	2,828	3,481
Deferred charges on debt financing	1,489	3,180
Insurance recoveries	2,053	2,747
Foreign currency derivatives	1,389	398
Shelf registration fees	68	—
Other	—	31

	$15,140	$16,074

9. Income Taxes
     (a) Earnings (loss) from continuing operations before income taxes by tax jurisdiction are comprised of the following:

	Years Ended December 31,
	2009	2008	2007
Canada	$4,833	$(42,285)	$(31,113)
United States	497	7,723	1,944
Other	141	1,144	424

	$5,471	$(33,418)	$(28,745)

     (b) The provision for income taxes related to income from continuing operations is comprised of the following:

	Years Ended December 31,
	2009	2008	2007
Current:
Canada	$(104)	$(865)	$(384)
Foreign	(162)	24	(156)

	(266)	(841)	(540)

Deferred:
Canada	(8)	749	68
Foreign	—	—	—

	(8)	749	68

	$(274)	$(92)	$(472)

     (c) The (provision for) recovery of income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings (losses) due to the following:

	Years Ended December 31,
	2009	2008 (1)	2007 (1)
Income tax (provision) recovery at combined statutory rates	$(1,806)	$11,225	$10,283
Adjustments resulting from:
Non-taxable portion of capital gains and losses	142	—	(978)
Non-deductible stock based compensation	(704)	(467)	(504)
Other non-deductible items	14	(131)	(188)
(Increase) decrease in valuation allowance	(7,327)	(11,560)	3,962
Changes to tax reserves	413	(323)	252
Income tax at different rates in foreign and other provincial jurisdictions	(76)	(648)	(337)
Impact of changes in future enacted tax rates on current year temporary differences	(259)	(1,877)	(2,592)
Carryforward (utilization) of investment and other tax credits (non-refundable)	329	428	1,138
Effect of changes in legislation relating to enacted tax rate reductions	(3,652)	—	(6,533)
Effect of changes in legislation relating to foreign currency election	14,147	—	—
Effect of changes in legislation relating to tax credits	928	511	—
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	(2,216)	1,435	(1,499)
Expiration of losses and credits carried forward	(7)	(549)	(157)
Changes to deferred tax assets and liabilities resulting from foreign exchange	6	1,911	(3,277)
Other	(206)	(47)	(42)

Provision for income taxes, as reported	$(274)	$(92)	$(472)

(1)	Prior years’ comparatives have been restated to conform to the current year’s presentation.
     (d) The net deferred income tax asset is comprised of the following:

	As at December 31,
	2009	2008
Net operating loss carryforwards	$13,757	$17,756
Net capital loss carryforwards	—	4,780
Investment tax credit and other tax credit carryforwards	5,186	3,742
Write-downs of other assets	651	716
Excess tax over accounting basis in property, plant and equipment and inventories	45,941	32,465
Accrued pension liability	7,887	8,278
Other accrued reserves	6,134	3,347

Total deferred incomes tax assets	79,556	71,084
Income recognition on net investment in leases	(7,639)	(7,072)
Accrued gain for tax purposes on Senior Notes due to foreign exchange	—	(1,342)
Other	(284)	(284)

	71,633	62,386
Valuation allowance	(71,633)	(62,386)

Net deferred income tax asset	$—	$—

     The gross deferred tax assets include an amount of $1.9 million relating to the tax effect of deductible share issuance costs. This asset has been offset with an equal valuation allowance, both of which have been charged directly to shareholders’ equity in the year. In addition, a tax recovery of $0.1 million was recorded to discontinued operations with an offsetting change in valuation allowance.
     (e) Estimated net operating loss carryforwards and estimated tax credit carryforwards expire as follows:

	Investment Tax
	Credits and
	Other	Net Operating
	Tax Credit	Loss
	Carryforwards	Carryforwards
2010	$—	$47
2011	—	—
2012	—	—
2013	796	—
2014	—	9
Thereafter	5,450	35,495

	$6,246	$35,551

     Estimated net operating loss carryforwards can be carried forward to reduce taxable income through to 2029. Estimated capital loss carryforwards amount to $nil as at December 31, 2009 (2008 — $34.8 million) and can be carried forward indefinitely to reduce capital gains. Investment tax credits and other tax credits can be carried forward to reduce income taxes payable through to 2029.
     As at December 31, 2009, the Company had approximately $30.9 million of U.S. consolidated federal tax and state tax net operating loss carryforwards. Realization of some or all of the benefit from these U.S. net tax operating losses is dependent on: (i) the Company’s ability to generate future taxable income and (ii) the absence of certain “ownership changes” of the Company’s common shares. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income that the Company may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could significantly reduce or effectively eliminate the Company’s ability to use its U.S. net operating losses to offset any future taxable income.
     (f) Uncertain tax positions
     In connection with the Company’s adoption of FIN 48, as of January 1, 2007, the Company recorded a net increase to its deficit of $2.1 million (including approximately $0.9 million related to accrued interest and penalties) related to the measurement of potential international withholding tax requirements and a decrease in reserves for income taxes. As at December 31, 2009 and December 31, 2008, the Company had total unrecognized tax benefits (including interest and penalties) of $4.4 million and $4.4 million, respectively, for international withholding taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

(In thousands of U.S. Dollars)
Balance at January 1, 2009	$3,244
Additions based on tax positions related to the current year	318
Additions for tax positions of prior years	55
Reductions for tax positions of prior years	—
Settlements	—
Reductions resulting from lapse of applicable statute of limitations	(380)

Balance at December 31, 2009	$3,237

     Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations rather than income tax expense. The Company recognized approximately $0.1 million and $0.2 million in potential interest and penalties associated with unrecognized tax benefits for the years ended December 31, 2009 and December 31, 2008, respectively.
     The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada, the province of Ontario and the United States (including multiple states).
     The Company’s 2003 through 2009 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and the 2005 through 2009 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other on-going audits in various other jurisdictions that are not material to the financial statements.
10. Other Intangible Assets

	As at December 31, 2009
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$6,543	$4,452	$2,091
Intellectual property rights	100	49	51
Other	250	250	—

	$6,893	$4,751	$2,142

	As at December 31, 2008
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$6,357	$4,137	$2,220
Intellectual property rights	100	39	61
Other	250	250	—

	$6,707	$4,426	$2,281

     The Company expects to amortize an average of $0.3 million for each of the next 5 years, respectively. Fully amortized other intangible assets are still in use by the Company.
     During 2009, the Company acquired $0.4 million in patents and trademarks. The residual value of these patents and trademarks was $0.4 million as at December 31, 2009. The weighted average amortization period for these additions was 10 years.
     During 2009, the Company did not incur costs to renew or extend the term of acquired other intangible assets.
11. Senior Notes due December 2010
     In 2009, the Company repurchased all $160.0 million aggregate principal amount of its outstanding 9.625% Senior Notes due December 1, 2010, which represented the aggregate principal amount outstanding. The Company paid cash of $159.1 million to reacquire its bonds, thereby releasing the Company from further obligations to various holders under the Indenture governing the Senior Notes. The Company accounted for the bond repurchase in accordance with the Debt Topic of the FASB ASC whereby the net carrying amount of the debt extinguished was the face value of the bonds adjusted for any unamortized premium, discount and costs of issuance, which resulted in a loss of $0.6 million in 2009.
     As of December 31, 2008, the Company had outstanding $160.0 million in principal amount of its 9.625% Senior Notes.

12. Credit Facility
     On February 6, 2004, the Company entered into a Loan Agreement for a secured revolving credit facility, as amended on June 30, 2005, May 16, 2006, November 7, 2007, December 5, 2007 and May 5, 2008 (the “Prior Credit Facility”). The Prior Credit Facility, a revolving credit facility set to expire on October 31, 2010, was amended and restated on November 16, 2009 (as amended and restated, the “Credit Facility”).
     The Prior Credit Facility permitted maximum aggregate borrowings equal to the lesser of:
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

(iii)	a minimum level of trailing cash collections in the preceding twenty-six week period ($58.6 million as at December 31, 2008), reduced for outstanding letters of credit and advance payment guarantees and subject to maintaining a minimum Excess Availability (as defined in the Prior Credit Facility) of $5.0 million.
     The Prior Credit Facility, which was collateralized by a first priority security interest in all of the current and future assets of the Company, contained typical affirmative and negative covenants, including covenants that restrict the Company’s ability to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions. In addition, the Prior Credit Facility agreement contained customary events of default, including upon an acquisition or a change of control that may have a material adverse effect on the Company or a guarantor. As at December 31, 2008, the Company was in compliance with all covenants under the agreement.
     As at December 31, 2008, the Company’s current borrowing capacity under the Prior Credit Facility was $10.5 million after deduction for outstanding borrowings of $20.0 million, letters of credit and advance payment guarantees of $1.4 million and the minimum Excess Availability of $5.0 million, compared with borrowing capacity, as at December 31, 2007, of $19.4 million after deduction for outstanding letters of credit of $10.9 million and excess availability reserve of $5.0 million.
     The Prior Credit Facility bore interest at the applicable prime rate per annum or LIBOR plus a margin as specified therein. As at December 31, 2008, outstanding borrowings bore interest at the United States Prime Interest Rate. The effective interest rate for the year ended December 31, 2008 was 4.43% under the Prior Credit Facility.
     On November 16, 2009, the Company amended and restated the terms of its Prior Credit Facility, which had been scheduled to mature on October 31, 2010. The amended and restated Credit Facility with a scheduled maturity of October 31, 2013, has a maximum borrowing capacity of $75.0 million, consisting of revolving loans of up to $40.0 million, subject to a borrowing base calculation (as described below) and including a sublimit of $20.0 million for letters of credit, and a term loan of $35.0 million. Certain of the Company’s subsidiaries will serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility. The Credit Facility is collateralized by a first priority security interest in all of the present and future assets of the Company and the Guarantors.
     The terms of the Credit Facility are set forth in the Amended and Restated Credit Agreement (the “Credit Agreement”), dated November 16, 2009, among the Company, Wachovia Capital Finance Corporation (Canada), as agent, lender, sole lead arranger and sole bookrunner, (“Wachovia”) and Export Development Canada, as lender (“EDC”, together with Wachovia, the “Lenders”) and in various collateral and security documents entered into by the Company and the Guarantors. Each of the Guarantors has also entered into a guarantee in respect of the Company’s obligations under the Credit Facility.
     The revolving portion of the Credit Facility permits maximum aggregate borrowings equal to the lesser of:
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

     On November 17, 2009, the Company repaid $20.0 million in outstanding indebtedness under the revolving portion of the Credit Facility which had been carried over from the Prior Credit Facility and the Company borrowed $35.0 million from the term loan portion of the Credit Facility. Furthermore, on December 17, 2009, the Company borrowed $20.0 million under the revolving portion of the Credit Facility and subsequently repaid $5.0 million before the end of the year. Total amounts drawn and available under the Credit Facility at December 31, 2009, were $50.0 million and $24.8 million, respectively.
     The revolving portion of the Credit Facility bears interest, at the Company’s option, at either (i) LIBOR plus a margin of 2.75% per annum, or (ii) Wachovia’s prime rate plus a margin of 1.25% per annum. The term loan portion of the Credit Facility bears interest at the Company’s option, at either (i) LIBOR plus a margin of 3.75% per annum, or (ii) Wachovia’s prime rate plus a margin of 2.25% per annum. Under the Credit Facility, the effective interest rate for the year ended December 31, 2009 for the term loan portion was 4.09% (2008 – n/a) and 2.29% for the revolving portion (2008 — 4.43%).
     The Credit Facility provides that so long as the term loan remains outstanding, the Company will be required to maintain: (i) a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1 through December 31, 2010, and (ii) a ratio of funded debt to EBITDA of not more than 1.75:1 thereafter. If the Company repays the term loan in full, it will remain subject to such ratio requirements only if Excess Availability (as defined in the Credit Agreement) is less than $10.0 million or Cash and Excess Availability (as defined in the Credit Agreement) is less than $15.0 million. The Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0; provided, however, that if the Company will have repaid the term loan in full, it will remain subject to such ratio requirement only if Excess Availability is less than $10.0 million or Cash and Excess Availability is less than $15.0 million. At all times, under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. The Company was in compliance with all of these requirements at December 31, 2009.
     As at December 31, 2009, the Company’s current borrowing capacity under the revolving portion of the Credit Facility was $24.8 million after deduction for outstanding borrowings of $15.0 million, letters of credit and advance payment guarantees of $0.3 million and the minimum Excess Availability reserve of $5.0 million, compared with a borrowing capacity, as at December 31, 2008, of $10.5 million after deduction for outstanding borrowings of $20.0 million, letters of credit and advanced payment guarantees of $1.4 million and the minimum Excess Availability reserve of $5.0 million.
     The Credit Facility contains typical affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and the Guarantors to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions.
     The Credit Facility also contains customary events of default, including upon an acquisition or change of control or upon a change in the business and assets of the Company or a Guarantor that in each case is reasonably expected to have a material adverse effect on the Company or Guarantor. If an event of default occurs and is continuing under the Credit Facility, the Lenders may, among other things, terminate their commitments and require immediate repayment of all amounts owed by the Company.
     In accordance with the loan agreement, the Company is obligated to make payments on the principal of the term loan as follows:

2010	$11,667
2011	17,500
2012	5,833
2013	—
2014	—
Thereafter	—

$35,000

Bank of Montreal Facilities
     As at December 31, 2009, the Company has available a $10.0 million facility (December 31, 2008 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at December 31, 2009, the Company has letters of credit outstanding of $3.6 million as compared to $5.2 million as at December 31, 2008 under the Bank of Montreal Facility.

     As at December 31, 2009, the Company has available a $5.0 million (December 31, 2008 — $5.0 million) facility with the Bank of Montreal to be solely used to cover the Company’s settlement risk on its purchased foreign currency forward contracts. The facility is fully insured by EDC. As at December 31, 2009, the settlement risk on its foreign currency forward contracts was $nil (December 31, 2008 — $nil) as the fair value exceeded the notional value of the forward contracts.
13. Commitments
     (a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company under operating leases are as follows:

	Operating Leases	Capital Leases
2010	$6,113	$94
2011	5,869	27
2012	5,563	23
2013	2,076	20
2014	872	—
Thereafter	2,248	—

	$22,741	$164

     Rent expense was $4.9 million for 2009 (2008 — $5.1 million, 2007 — $5.2 million) net of sublease rental of $0.4 million (2008 — $0.2 million, 2007 — $0.8 million).
     Recorded in the accrued liabilities balance as at December 31, 2009 is $5.0 million (December 31, 2008 — $6.2 million) related to accrued rent and lease inducements being recognized as an offset to rent expense over the term of the lease.
     Purchase obligations under long-term supplier contracts as at December 31, 2009 were $9.3 million (December 31, 2008 — $4.8 million).
     (b) As at December 31, 2009, the Company has letters of credit and advance payment guarantees of $0.3 million (December 31, 2008— $1.4 million) outstanding, of which the entire balance has been secured by the Credit Facility. As at December 31, 2009, the Company also has outstanding letters of credit of $3.6 million as compared to $5.2 million as at December 31, 2008, under the Bank of Montreal Facility.
     (c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At December 31, 2009, $0.7 million (December 31, 2008—$0.5 million) of commissions have been accrued and will be payable in future periods.

14. Contingencies and Guarantees
     The Company is involved in lawsuits, claims, and proceedings, including those identified below, which arise in the ordinary course of business. In accordance with the Contingencies Topic of the FASB ASC, the Company will make a provision for a liability when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions in conjunction with any related provisions on assets related to the claims at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other pertinent information related to the case. Should developments in any of these matters outlined below cause a change in the Company’s determination as to an unfavorable outcome and result in the need to recognize a material provision, or, should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on the Company’s results of operations, cash flows, and financial position in the period or periods in which such a change in determination, settlement or judgment occurs.
     The Company expenses legal costs relating to its lawsuits, claims and proceedings as incurred.
     (a) In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. (“3DMG”), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. (“In-Three”) alleging patent infringement. On March 10, 2006, the Company and In-Three entered into a settlement agreement settling the dispute between the Company and In-Three. On June 12, 2006, the U.S. District Court for the Central District of California, Western Division, entered a stay in the proceedings against In-Three pending the arbitration of disputes between the Company and 3DMG. On May 15, 2006, the Company initiated arbitration against 3DMG before the International Centre for Dispute Resolution in New York (“ICDR”), alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the Arbitration Panel unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. The proceeding was suspended on May 4, 2009 due to failure of 3DMG to pay fees associated with the proceeding. On November 23, 2009, the ICDR extended suspension of the proceeding until May 2010, at which time the ICDR is scheduled to report back to the parties regarding the status of the proceeding. The Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.
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
     (c) In June 2004, Robots of Mars, Inc. (“Robots”) initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to arbitration provisions in two film production agreements between Robots’ predecessor-in-interest and a subsidiary of the Company (Ridefilm), asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with the contract. Robots is seeking an award of contingent compensation that it claims is owed under two production agreements, damages for tort claims, and punitive damages. The arbitration hearing of this matter occurred in June and October 2009. The parties are currently awaiting a final award from the arbitrator. The Company believes the amount of loss, if any, that may be suffered in connection with this proceeding will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such arbitration.
     (d) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 and July 20, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on December 10, 2007. On September 16, 2008, the Court issued a memorandum opinion and order, denying the motion. On October 6, 2008, the defendants filed an answer to the amended complaint. On October 31, 2008, the plaintiffs filed a motion for class certification. Fact discovery on the merits commenced on November 14, 2008 and is ongoing. On March 13, 2009, the Court granted a second prospective lead plaintiff’s request to file a motion for reconsideration of the Court’s order naming Westchester Capital Management, Inc. as the lead plaintiff and issued an order denying without prejudice plaintiff’s class certification motion pending resolution of the motion for reconsideration. On June 29, 2009, the Court granted the motion for reconsideration and appointed Snow Capital Investment Partners, L.P. as the lead plaintiff and Coughlin Stoia Geller Rudman & Robbins LLP as lead plaintiff’s counsel. Westchester Capital Management, Inc. appealed this decision, but the U.S. Court of Appeals for the Second Circuit denied its petition on October 1, 2009. The lawsuit is at an early stage and as a result the Company is not able to estimate a potential loss exposure at this time. The Company will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.
     (e) A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit is in an early stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. As a result, the Company is unable to estimate a potential loss exposure at this time. For reasons released December 14, 2009, the Court granted leave to the Plaintiffs to amend their statement of claim to plead certain claims pursuant to the Securities Act (Ontario) against the Company and granted certification of the action as a class proceeding. These are procedural decisions, and do not contain any binding conclusions on the factual or legal merits of the claim. The Company has commenced certain appeal proceedings with respect to each of the Court’s decisions and it is not known when the Ontario court will render decisions on those appeal proceedings. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.
     (f) On September 7, 2007, Catalyst Fund Limited Partnership II (“Catalyst”), a holder of the Company’s Senior Notes, commenced an application against the Company in the Ontario Superior Court of Justice for a declaration of oppression pursuant to sections 229 and 241 of the Canada Business Corporations Act (“CBCA”) and for a declaration that the Company is in default of the Indenture governing its Senior Notes. In its application against the Company, Catalyst challenged the validity of the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the Indenture and alleged common law fraud. On September 26, 2008, on the Company’s motion, the Ontario Superior Court stayed Catalyst’s application in Canada on the basis of Catalyst having brought similar claims against the Company in the State of New York, and ordered Catalyst to pay the Company’s costs associated with the motion. On April 27, 2009, the Supreme Court of the State of New York disposed of Catalyst’s claims against the Company in the State of New York (see note 14(g) for additional information). The time for Catalyst to appeal the dismissal of its claim by the New York court expired on February 8, 2010, without Catalyst perfecting an appeal.
     (g) In a related matter, on December 21, 2007, U.S. Bank National Association, trustee under the Indenture, filed a complaint in the Supreme Court of the State of New York against the Company and Catalyst, requesting a declaration that the theory of default asserted by Catalyst before the Ontario Superior Court of Justice is without merit and further that Catalyst has failed to satisfy certain prerequisites to bondholder action, which are contained in the Indenture (the “U.S. Bank Action”). On February 22, 2008, Catalyst served a Verified Answer to the U.S. Bank Action and filed several cross-claims (the “Cross-Claims”) against the Company in the same proceeding. On January 16, 2009, the Company moved for summary judgment, seeking a ruling that the Company satisfies the terms of the declaratory relief requested by the Trustee and the dismissal of the Cross-Claims. On April 27, 2009, the Court granted the Company’s motion for summary judgment, disposing of the Cross-Claims. On May 7, 2009, Catalyst filed a notice preserving for a period of nine months its right to appeal the Court’s ruling on summary judgment. The time for Catalyst to perfect its appeal has now expired.

     (h) On November 4, 2009, Cinemark USA, Inc. (“Cinemark”) filed a complaint in the United States District Court for the Eastern District of Texas against the Company seeking a declaratory judgment that Cinemark is not infringing certain of the Company’s patents related to theater geometry and that such patents are invalid. The complaint does not set forth a claim by Cinemark for monetary damages against the Company. The Company filed an answer to Cinemark’s complaint on January 8, 2010. The lawsuit is at an early stage and as a result the Company is unable to predict its outcome at this time. The Company will vigorously defend any and all challenges to its patents and other intellectual property rights.
     On December 12, 2009, the Company filed a complaint in the Supreme Court of New York against Cinemark alleging breach of contract, fraud, tortious interference with existing and prospective economic relations, breach of the implied warranty of good faith and fair dealing, misappropriation of trade secrets, unjust enrichment and deliberate acts of bad faith in connection with the introduction and operation of a new Cinemark theater prototype. The Company is seeking equitable relief as well as unspecified damages from Cinemark. The lawsuit is at a very early stage and no assurances can be given with respect to the ultimate outcome of the suit.
     (i) Since June 2006, the Company has been subject to ongoing informal inquiries by the SEC and the OSC. The Company has been cooperating with these inquiries and believes that they principally relate to the timing of recognition of the Company’s theater system installation revenue in 2005 and related matters. Although the Company cannot predict the timing of developments and outcomes in these inquiries, they could result at any time in developments (including charges or settlement of charges) that could have material adverse effects on the Company. These effects could include payments of fines or disgorgement or other relief with respect to the Company or its officers or employees that could be material to the Company. Such developments could also have an adverse effect on the Company’s defense of the class action lawsuits referred to above. See “Risk Factors” in Item 1A for further discussion of these inquiries and their potential impact on the Company, including the ongoing expenses incurred in connection with cooperating with the authorities.
     (j) In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.
     (k) In the normal course of business, the Company enters into agreements that may contain features that meet the definition of a guarantee. The Guarantees Topic of the FASB ASC defines a guarantee to be a contract (including an indemnity) that contingently requires the Company to make payments (either in cash, financial instruments, other assets, shares of its stock or provision of services) to a third party based on (a) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (b) failure of another party to perform under an obligating agreement or (c) failure of another third party to pay its indebtedness when due.
 Financial Guarantees
     The Company has provided no significant financial guarantees to third parties.
 Product Warranties
     The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the consolidated balance sheets:

	As at December 31,
	2009	2008
Balance at the beginning of the year	$33	$26
Warranty redemptions	(41)	(3)
Warranties issued	115	10
Revisions	(71)	—

Balance at the end of the year	$36	$33

   Director/Officer Indemnifications
     The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the consolidated balance sheet as at December 31, 2009 with respect to this indemnity.
   Other Indemnification Agreements
     In the normal course of the Company’s operations, the Company provides indemnifications to counterparties in transactions such as: theater system lease and sale agreements and the supervision of installation or servicing of the theater systems; film production, exhibition and distribution agreements; real property lease agreements; and employment agreements. These indemnification agreements require the Company to compensate the counterparties for costs incurred as a result of litigation claims that may be suffered by the counterparty as a consequence of the transaction or the Company’s breach or non-performance under these agreements. While the terms of these indemnification agreements vary based upon the contract, they normally extend for the life of the agreements. A small number of agreements do not provide for any limit on the maximum potential amount of indemnification; however, virtually all of the Company’s system lease and sale agreements limit such maximum potential liability to the purchase price of the system. The fact that the maximum potential amount of indemnification required by the Company is not specified in some cases prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. During the second quarter of 2009, the Company provided an indemnity to a third party in connection with a terminated service arrangement. Historically, the Company has not made any significant payments under such indemnifications and less than $0.1 million has been accrued in the accompanying consolidated financial statements with respect to the contingent aspect of these indemnities.
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
   (b) Changes during the Year
     On June 5, 2009 and August 17, 2009, the Company completed public offerings of 9,800,000 and 5,882,353 common shares, respectively, pursuant to a registration statement declared effective by the SEC. On June 26, 2009 and August 31, 2009, the Company completed the sale of an additional 1,470,000 and 882,353 common shares, respectively, pursuant to the over-allotment options exercised in full by the underwriter of the offerings. The 11,270,000 common shares sold in the June offerings were sold at a public offering price of $7.15. The 6,764,706 common shares sold in the August offerings were sold at a public offering price of $8.50. The aggregate net proceeds of the offerings in 2009 was $130.7 million. The Company used the proceeds of the offerings for the repayment of debt, including a portion of the Senior Notes, and for general corporate purposes.
  (c) Stock-Based Compensation
     The Company has five stock-based compensation plans that are described below. The compensation costs recorded in the consolidated statement of operations for these plans were $17.7 million in 2009 (2008 — $1.5 million, 2007 — $3.4 million). No income tax benefit is recorded in the consolidated statement of operations for these costs. Total stock-based compensation expense related to nonvested employee stock-based payment awards not yet recognized at December 31, 2009 and the weighted average period over which the awards are expected to be recognized is $6.8 million and 3.8 years, respectively (2008 —$4.5 million and 3.2 years, 2007 — $6.7 million and 2.8 years).
   Stock Option Plan
     The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants. The Company recorded an expense of $2.1 million in 2009 (2008 — $0.9 million, 2007 — $0.6 million), related to grants issued to employees and directors in the plan.
     The Company’s policy is to issue new shares from treasury to satisfy stock options which are exercised.
     The Company utilizes the Binomial Model to determine the fair value of stock-based payment awards. The fair value determined by the Binomial Model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Binomial Model also considers the expected exercise multiple which is the multiple of exercise price to grant price at which exercises are expected to occur on average. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the Binomial Model best provides a fair measure of the fair value of the Company’s employee stock options.
     The weighted average fair value of all common share options, granted to employees and directors in 2009 at the measurement date was $4.45 per share (2008 — $1.72 per share, 2007 — $1.67 per share). For the years ended December 31, the following assumptions were used:

	2009	2008	2007
Average risk-free interest rate	3.14%	2.68%	4.28%
Market risk premium	n/a	n/a	5.16% - 5.73%
Beta	n/a	n/a	0.71 - 0.94
Expected option life (in years)	4.94 - 5.85	3.49 - 5.85	2.74 - 5.44
Expected volatility	62%	61% - 62%	61% - 62%
Annual termination probability	0% - 10.30%	9.52% - 11.20%	9.52% - 11.87%
Dividend yield	0%	0%	0%
     As at December 31, 2009, the Company has reserved a total of 12,566,395 (December 31, 2008— 8,698,126) common shares for future issuance under the Stock Option Plan, of which options in respect of 6,173,795 common shares are outstanding December 31, 2009. All awards of stock options are made at fair market value of the Company’s common shares on the date of grant. “Fair Market Value” of a common share on a given date means the higher of the closing price of a Common Share on the grant date (or the most recent trading date if the grant date is not a trading date) on the NASDAQ Global Market, the Toronto Stock Exchange and such national exchange, as may be designated by the Company’s Board of Directors. The options generally vest between one and 5 years and expire 10 years or less from the date granted. The Stock Option Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan. At December 31, 2009, options in respect of 3,618,618 common shares were vested and exercisable.

     The following table summarizes certain information in respect of option activity under the Stock Option Plan:

				Weighted Average Exercise
	Number of Shares			Price Per Share
	2009	2008	2007	2009	2008	2007
Options outstanding, beginning of year	6,686,182	5,908,080	5,100,995	$5.97	$6.71	$7.12
Granted	1,051,217	1,472,038	1,066,861	10.00	4.47	4.97
Exercised	(1,306,637)	(341,110)	(137,500)	4.85	3.52	3.06
Forfeited	(35,488)	(84,608)	(43,325)	6.48	5.83	7.23
Expired	(212,229)	(158,000)	(28,000)	16.18	23.95	18.45
Cancelled	(9,250)	(110,218)	(50,951)	18.51	7.51	14.80

Options outstanding, end of period	6,173,795	6,686,182	5,908,080	6.52	5.97	6.71

Options exercisable, end of period	3,618,618	4,451,715	4,605,248	6.22	6.50	6.98

     In 2009, the Company cancelled 9,250 from its Stock Option Plan (2008 — 110,218, 2007 — 50,951) surrendered by Company employees for $nil consideration. Compensation cost which is fully recognized at the cancellation date was not reversed for options cancelled.
     As at December 31, 2009, 5,701,539 options were fully vested or are expected to vest with a weighted average exercise price of $6.42, aggregate intrinsic value of $40.5 million and weighted average remaining contractual life of 4.3 years. As at December 31, 2009, options that are exercisable have an intrinsic value of $26.9 million and a weighted average remaining contractual life of 3.3 years. The intrinsic value of options exercised in 2009 was $5.8 million (2008 — $1.2 million, 2007 — $0.4 million).
     Not included in the table above relating to the 2007 year are 789,286 options granted in 2006 and 2005 that the Company determined in 2006, exceeded, by approximately 1.6%, certain cap limits for grants set by its Stock Option Plan. As at December 31, 2007 all of the options issued in excess of certain cap limits were either cancelled or forfeited. Relating to 2007, 20,750 of these options with a weighted average exercise price of $9.86 were forfeited. In June 2007, 195,286 options were voluntarily surrendered by the Company’s Co-Chief Executive Officers (the “Co-CEOs”) and members of the Board of Directors for no consideration; as a result $0.2 million in accrued liabilities was credited to Other Equity and the Company settled the remaining options for cash in an amount of $0.5 million. The options issued in excess of the cap limits were treated as liability-based awards commencing in the third quarter of 2006 as the Company determined it intended to settle the options in cash. The fair value of the options was recalculated each period. For purposes of calculating the fair value of the liability awards in the first quarter of 2007, the Company accelerated the accounting vesting period to March 31, 2007 in order to align with the expected service period of the options. Immediately before the settlement date, the Company had accrued a liability of $0.7 million. The Company recorded an expense of $0.4 million for the year ended December 31, 2007 related to these options.
  Options to Non-Employees
     During 2009, an aggregate of 100,000 (2008 — 119,875, 2007 — 199,145) common share options to purchase the Company’s common stock with an average exercise price of $4.05 (2008 — $4.50, 2007 — $5.35) were granted to certain advisors and strategic partners of the Company. These options have a maximum contractual life of 6 years. The option vesting ranges from immediately to five years. These options were granted under the Stock Option Plan.
     As at December 31, 2009 non-employee options outstanding amounted to 219,768 options (2008 — 323,314, 2007 — 315,804) with a weighted average exercise price of $7.05 (2008 — $6.33, 2007 — $6.53). 154,434 options (2008 — 296,584, 2007 — 225,614) were exercisable with an average weighted exercise price of $8.31 (2008 — $6.49, 2007 — $7.12) and the vested options have an aggregate intrinsic value of $0.8 million (2008 — $nil, 2007 — $0.2 million). The weighted average fair value of options granted to non-employees during 2009 at the measurement date was $2.34 per share (2008 — $2.58 per share, 2007 — $2.80 per share), utilizing a Binomial Model with the following underlying assumptions:

	Years Ended December 31
	2009	2008	2007
Average risk-free interest rate	2.03%	1.71%	4.43%
Contractual option life	6 years	6 years	6 years
Average expected volatility	62%	62%	61%-62%
Dividend yield	0%	0%	0%
     In 2009, the Company recorded a charge of $0.2 million, (2008 —$0.6 million, 2007 —$0.4 million) to cost and expenses applicable to revenues — services related to the non-employee stock options.
   Restricted Common Shares
     Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 160,000 restricted common shares or pay their cash equivalent. The restricted shares are required to be issued, or payment of their cash equivalent, upon request by the employees at any time. The aggregate intrinsic value of the awards outstanding at December 31, 2009 is $2.1 million (December 31, 2008 — $0.7 million). The Company accounts for the obligation as a liability, which is classified within accrued liabilities. The Company recorded an expense of $1.4 million in 2009 (2008 —$0.4 million recovery, 2007 —$0.5 million), due to the changes in the Company’s stock price during the period.
   Stock Appreciation Rights
     There were no stock appreciation rights (“SARs”) granted during 2009 and 2008. During 2007, 2,280,000 SARs with a weighted average exercise price of $6.20 per right were granted to certain Company executives. During 2009, 270,000 SARs were cash settled for $1.8 million. The average exercise price for the settled SARs was $4.34 per SAR. As at December 31, 2009, 2,010,000 SARs were outstanding, of which 1,815,000 SARs were exercisable. The SARs vesting period ranges from immediately to 5 years, with a remaining contractual life ranging from 4.00 to 8.01 years at December 31, 2009. The SARs were measured at fair value at the date of grant and are remeasured each period until settled. At December 31, 2009, the SARs had an average fair value of $7.37 per right (December 31, 2008— $1.22). The Company accounts for the obligation of these SARs as a liability (December 31, 2009 — $14.1 million, December 31, 2008 — $1.9 million), which is classified within accrued liabilities. The Company has recorded a $14.0 million expense for 2009 (2008 — $0.4 million, 2007 — $1.5 million) to selling, general and administrative expenses related to these SARs. The following assumptions were used for measuring the fair value of the SARs:

	As at December 31,
	2009	2008
Average risk-free interest rate	1.17%	1.95%
Expected option life (in years)	0.15 to 3.48	3.54 - 5.82
Expected volatility	62%	62%
Annual termination probability	0% - 9.69%	0% - 10.01%
Dividend yield	0%	0%
   Warrants
     There were no warrants issued or outstanding during 2009 or 2008.

  (d) Earnings (loss) per share
     Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Years Ended December 31,
	2009	2008	2007
Net earnings (loss) from continuing operations applicable to common shareholders	$5,197	$(33,510)	$(29,217)

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	43,490,631	40,423,074	40,285,574
Weighted average number of shares issued during the period	9,330,152	1,970,011	23,021

Weighted average number of shares used in computing basic earnings (loss) per share	52,820,783	42,393,085	40,308,595
Assumed exercise of stock, net of shares assumed	1,697,358	—	—

Weighted average number of shares used in computing diluted earnings (loss) per share	54,518,141	42,393,085	40,308,595

     The calculation of diluted earnings (loss) per share for 2008 and 2007 excludes all shares that are issuable upon exercise of options as the impact of these exercises would be antidilutive.
16. Consolidated Statements of Operations Supplemental Information
  (a) Other Revenues
     The Company enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater systems. During the period of time between signing and theater system installation, certain customers each year are unable to, or elect not to, proceed with the theater system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and/or the Company may terminate the arrangement by default or by entering into a consensual buyout. In these situations the parties are released from their future obligations under the arrangement, and the initial payments that the customer previously made to the Company and recognized as revenue are typically not refunded. In addition, the Company enters into agreements with customers to terminate their obligations for another theater system configuration, which were in the Company’s backlog. Included in Other Revenues are the following types of settlement arrangements:

	Years Ended December 31,
	2009	2008	2007
Theater system configuration conversions	$136	$—	$—
Consensual buyouts	1,726	881	2,427

	$1,862	$881	$2,427

  (b) Foreign Exchange
     Included in selling, general and administrative expenses in 2009 is a net foreign exchange gain of $3.8 million (2008 — $0.7 million net expense, 2007 — $1.7 million net gain) including the effect of foreign exchange contracts and the translation of foreign currency denominated monetary assets and liabilities. See note 21(c) for additional information.
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
     As at December 31, 2009, the Company has signed joint revenue sharing agreements with 7 exhibitors for a total of 159 theater systems, of which 117 theaters were operating, the terms of which are similar in nature, rights and obligations.
     Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Rentals revenue and for 2009 amounted to $21.6 million (2008 — $3.4 million, 2007 — $2.3 million).
  IMAX DMR
     In an IMAX DMR arrangement, the Company transforms conventional motion pictures into the Company’s large format, allowing the release of Hollywood content to the IMAX theater network. In a typical IMAX DMR film arrangement, the Company will absorb its costs for the digital re-mastering and then recoup this cost from a percentage of the gross box-office receipts of the film, which generally range from 10-15%. The Company does not typically hold distribution rights or the copyright to these films.
     In 2009, 14 IMAX DMR films were exhibited through the IMAX theater network.
     Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for 2009 amounted to $35.6 million (2008 — $17.9 million, 2007 — $19.9 million).
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
     As at December 31, 2009, the Company has 2 significant co-produced film arrangements and 2 other co-produced film arrangements, the terms of which are similar. In 2009, a total of $6.4 million (2008 — $3.8 million, 2007 — $5.4 million) were attributable to transactions between the Company and other parties involved in the production of the films and have been included in cost and expenses applicable to revenues-services.
17. Receivable Provisions, Net of Recoveries

	Years Ended December 31,
	2009	2008	2007
Accounts receivable provisions, net of recoveries	$127	$382	$(163)
Financing receivables, net of recoveries	940	1,595	1,958

Receivable provisions, net of recoveries	$1,067	$1,977	$1,795

18. Asset Impairments

	Years Ended December 31,
	2009	2008 (1)	2007 (1)
Property, plant and equipment	$180	$—	$169
Financing receivables	—	—	316

Total	$180	$—	$485

(1)	The Company reclassified the owned and operated Vancouver and Tempe IMAX theaters’ operations from continuing operations to discontinued operations as it does not anticipate having significant future cash flows from these theaters or any involvement in the day to day operations of these theaters. As a result, the respective prior period’s figures of less than $0.1 million and $0.1 million in 2008 and 2007, respectively, have been reclassified to conform to the current year’s presentation.
The Company recorded an asset impairment charge of $0.2 million against property, plant and equipment after the Company assessed the carrying value of certain assets in light of their future expected cash flows (2008 —$nil, 2007 — $0.5 million). Included in the 2007 asset impairment charge is $0.3 million as the Company revised its estimates on the realizability of the residual values on certain of its sales-type leases.
19. Consolidated Statements of Cash Flows Supplemental Information
     (a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Years Ended December 31,
	2009	2008	2007
Decrease (increase) in:
Accounts receivable	$(13,444)	$1,944	$675
Financing receivables	(7,162)	(199)	6,093
Inventories	10,082	837	(1,603)
Prepaid expenses	(686)	189	1,244
Commissions and other deferred selling expenses	708	(749)	(542)
Insurance recoveries	694	(122)	(2,624)
Increase (decrease) in:
Accounts payable	1,500	145	874
Accrued and other liabilities	(42)	(2,487)	(910)
Deferred revenue	(13,535)	12,367	4,817

	$(21,885)	$11,925	$8,024

     (b) Cash payments made on account of:

	Years Ended December 31,
	2009	2008	2007
Income taxes	$519	$518	$854

Interest	$13,864	$15,961	$15,680

     (c) Depreciation and amortization are comprised of the following:

	Years Ended December 31,
	2009	2008 (1)	2007 (1)
Film assets(2)	$8,592	$8,305	$10,574
Property, plant and equipment
Joint revenue sharing arrangements	4,625	3,512	804
Other property, plant and equipment	4,156	4,255	4,478
Other intangible assets	546	526	547
Deferred financing costs	1,132	1,420	1,268

	$19,051	$18,018	$17,671

(1)	The Company reclassified the owned and operated Vancouver and Tempe IMAX theaters’ operations from continuing operations to discontinued operations as it does not anticipate having significant future cash flows from these theaters or any involvement in the day to day operations of these theaters. As a result, the respective prior period’s figures have been reclassified to conform to the current year’s presentation.

(2)	Included in film asset amortization is a charge of $0.2 million (2008 — $2.1 million, 2007 — $0.7 million) relating to changes in estimates based on the ultimate recoverability of future films.
     (d) Write-downs, net of recoveries, are comprised of the following:

	Years Ended December 31,
	2009	2008	2007
Asset impairments
Property, plant and equipment(1)	180	—	105
IMAX MPX theater systems under lease	—	—	64
Financing receivables	—	—	316
Other significant charges
Accounts receivables	127	382	(163)
Financing receivables	1,377	1,595	1,958
Inventories(2)	897	2,489	3,960

	$2,581	$4,466	$6,240

(1)	The Company reclassified the owned and operated Vancouver and Tempe IMAX theaters’ operations from continuing operations to discontinued operations as it does not anticipate having significant future cash flows from these theaters or any involvement in the day to day operations of these theaters. As a result, the respective prior period’s figures have been reclassified to conform to the current year’s presentation.

(2)	In 2009, the Company recorded a charge of $0.9 million (2008 — $2.5 million, 2007 — $4.0 million, respectively) in costs and expenses applicable to revenues, primarily for its film-based projector inventories due to lower net realizable values resulting from the Company’s development of a digital projection system. Specifically, IMAX systems includes inventory write-downs of less than $0.1 million (2008 — $2.4 million, 2007 — $3.3 million). Theater system maintenance includes inventory write-downs of $0.8 million (2008 — $0.1 million, 2007 — $0.6 million). Furthermore, the 2007 charge includes $0.1 million recorded in the Company’s post-production unit.

20. Segmented Information
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
     The Company’s Chief Operating Decision Maker (“CODM”), as defined in the Segment Reporting Topic of the FASB ASC, assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), interest revenue, interest expense and tax provision (recovery) are not allocated to the segments.
     Transactions between the film production and IMAX DMR segment and the film post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.
     Transactions between the other segments are not significant.
   (a) Operating Segments

	Years Ended December 31,
	2009	2008	2007
Revenue
IMAX systems	$64,504	$34,783	$40,782
Theater system maintenance	18,246	16,331	15,991
Joint revenue sharing arrangements	21,598	3,435	2,343
Films
Production and IMAX DMR	35,648	17,944	19,863
Distribution	12,365	9,559	11,018
Post-production	3,604	6,929	5,693
Theater operations(1)	11,810	10,532	12,407
Other	3,436	3,205	3,558

Total	$171,211	$102,718	$111,655

Gross margins
IMAX systems(2)(4)	$35,516	18,374	20,239
Theater system maintenance(2)	8,361	7,117	6,970
Joint revenue sharing arrangements(3)(4)	13,261	(1,865)	1,362
Films
Production and IMAX DMR(4)	19,979	6,992	4,915
Distribution(4)	2,147	3,120	3,484
Post-production	939	3,451	2,552
Theater operations(1)	649	(39)	796
Other	700	403	500

Total	$81,552	$37,553	$40,818

	Years Ended December 31,
	2009	2008	2007
Depreciation and amortization
IMAX systems	$4,133	$4,507	$3,990
Theater systems maintenance	191	149	21
Joint revenue sharing arrangements	4,625	3,512	804
Films
Production and IMAX DMR	9,338	9,040	11,819
Distribution	229	309	406
Post-production	456	416	485
Theater operations(1)	79	85	146

Total	$19,051	$18,018	$17,671

	Years Ended December 31,
	2009	2008	2007
Asset Impairments and Write-Downs, Net of Recoveries
IMAX systems(4)	$1,734	$4,373	$5,429
Theater systems maintenance	847	93	564
Joint revenue sharing arrangements	—	—	—
Films
Production and IMAX DMR	—	—	—
Post-production	—	—	142
Theater operations(1)	—	—	105

Total	$2,581	$4,466	$6,240

	Years Ended December 31,
	2009	2008	2007
Purchase of property, plant and equipment
IMAX systems	$862	$1,575	$1,330
Theater system maintenance	12	22	38
Joint revenue sharing arrangements	25,072	18,478	—
Films
Production and IMAX DMR	313	571	489
Distribution	63	114	98
Post-production	131	362	27
Theater operation	45	161	168

Total	$26,498	$21,283	$2,150

	As at December 31,
	2009	2008
Assets
IMAX systems	$98,530	$107,640	(5)
Theater system maintenance	12,415	14,120	(5)
Joint revenue sharing arrangements	62,812	37,145	(5)
Films
Production and IMAX DMR	15,357	14,891
Distribution	5,688	5,106
Post-production	7,554	3,086
Theater operations	776	873
Other	1,864	845
Corporate and other non-segment specific assets	42,549	44,961

Total	$247,545	$228,667

(1)	In 2009, the Company closed its owned and operated Vancouver and Tempe IMAX theaters and reclassified the operations from continuing operations to discontinued operations. As a result, the respective prior period’s figures have been reclassified to conform to the current year’s presentation.

(2)	Includes a charge of $0.9 million in 2009 (2008 — $2.5 million, 2007 — $4.0 million), in costs and expenses applicable to revenues, primarily for film-based projector inventories. Specifically, IMAX systems includes inventory write-downs of less than $0.1 million in 2009 (2008 — $2.4 million, 2007 — $3.3 million). Theater system maintenance includes inventory write-downs of $0.8 million in 2009 (2008 — $0.1 million, 2007 — $0.6 million). Furthermore, the 2007 charge includes $0.1 million recorded in the Company’s post-production unit.

(3)	The Company adjusted the estimated useful life of its film-based IMAX MPX projection systems in use by existing joint revenue sharing theaters, on a prospective basis, to reflect the Company’s accelerated transition to a digital projection system for these theaters resulting in increased depreciation expense of less than $0.1 million and $1.5 million and $nil in 2009, 2008 and 2007, respectively.

(4)	IMAX systems includes commission costs of $2.0 million, $1.0 million and $0.8 million in 2009, 2008 and 2007, respectively. Joint revenue sharing arrangements includes advertising, marketing and commission costs of $3.4 million, $1.8 million and $0.2 million in 2009, 2008 and 2007, respectively. Production and DMR includes marketing costs of $1.6 million, $0.9 million and $1.2 million in 2009, 2008 and 2007, respectively. Distribution includes marketing costs of $0.8 million, $0.7 million and $0.5 million in 2009, 2008 and 2007, respectively.

(5)	As a result of the classification of theater system maintenance and joint revenue sharing arrangement segments in 2008, goodwill has been reallocated on a relative fair market value basis to the IMAX systems segment, theater system maintenance segment and joint revenue sharing arrangements segment. Goodwill had previously been wholly allocated to the IMAX systems segment.

  (b) Geographic Information
     Revenue by geographic area is based on the location of the theater.

	Years Ended December 31,
	2009	2008 (1)	2007 (1)
Revenue
Canada	$4,592	$3,131	$3,616
United States	106,715	66,390	67,454
Europe	15,984	14,460	13,645
Asia (excluding China)	8,659	5,628	7,361
China	15,858	3,263	11,497
Mexico	5,163	5,000	2,750
Rest of World	14,240	4,846	5,332

Total	$171,211	$102,718	$111,655

(1)	In 2009, the Company closed its owned and operated Vancouver and Tempe IMAX theaters and reclassified the operations from continuing operations to discontinued operations. As a result, the respective prior period’s figures have been reclassified to conform to the current year’s presentation.
     No single country in the Rest of the World, Europe or Asia (excluding China) classifications comprises more than 5% of total revenue.

	As at December 31,
	2009	2008
Property, plant and equipment
Canada	$14,931	$17,627
United States	35,358	19,928
Europe	1,728	1,528
Japan	1,553	3
Rest of World	1,250	319

Total	$54,820	$39,405

21. Financial Instruments
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

  (b) Fair Value Measurements
     The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments at December 31, are comprised of the following:

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Senior Notes due December 2010	$—	$—	$160,000	$122,800
Borrowings under Credit Facility	$50,000	$50,000	$20,000	$20,000
Financed sales receivable	$22,479	$22,745	$12,480	$11,957
Net investment in sales-type leases	$40,106	$40,910	$43,658	$42,671
Foreign exchange contracts — designated forwards	$532	$532	$172	$172
Foreign exchange contracts — non-designated forwards	$857	$857	$226	$226
     The estimated fair values of the Senior Notes due December 2010 are estimated based on traded prices (Level 1 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2008.
     The carrying value of the borrowings under the Credit Facility approximate fair value as the interest rates offered under the Credit Facility are close to December 31, 2009 and 2008 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2009 and 2008.
     The estimated fair values of the financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2009 and 2008.
     The fair value of foreign currency derivatives are determined using quoted prices in active markets (Level 1 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) for identical instruments at the measurement date.
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
     Beginning in the fourth quarter of 2008 and continuing in 2009, the Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at December 31, 2009 (the “Foreign Currency Hedges”), with settlement dates throughout 2009 and 2010. In addition, at December 31, 2009, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered Foreign Currency Hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income (“OCI”) and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations.
     The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s consolidated financial statements:

     Notional value of foreign exchange contracts:

	As at December 31,
	2009	2008
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$2,815	$13,072

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	4,500	17,050

	$7,315	$30,122

     Fair value of foreign exchange contracts :

		As at December 31,
	Balance Sheet Location	2009	2008
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$532	$172

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	857	226

		$1,389	$398

     Derivatives in Foreign Currency Hedging relationships for the:

		Years Ended December 31,
		2009	2008	2007
Foreign exchange contracts — Forwards	Derivative Gain (Loss)
	Recognized in OCI
	(Effective Portion)	$1,656	$172	$—

		$1,656	$172	$—

	Location of Derivative Gain
	(Loss) Reclassified from
	AOCI into Income	Years Ended December 31,
	(Effective Portion)	2009	2008	2007
Foreign exchange contracts — Forwards	Selling, general and
	administrative expenses	$1,296	$—	$—

		$1,296	$—	$—

     Non Designated Derivatives in Foreign Currency relationships for the:

		Years Ended December 31,
	Location of Derivative Gain	2009	2008	2007
Foreign exchange contracts — Forwards	Selling, general and
	administrative expenses	$2,257	$226	$—

		$2,257	$226	$—

22. Employees Pension and Postretirement Benefits
   (a) Defined Benefit Plan
     The Company has an unfunded U.S. defined benefit pension plan, the SERP, covering Richard L. Gelfond, Chief Executive Officer (“CEO”) of the Company and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at December 31, 2009, the benefits of Mr. Wechsler were 100% vested while the benefits of Mr. Gelfond were approximately 95.9% vested. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon a change in control shall be 100%. Upon a termination for cause, prior to a change of control, the executive shall forfeit any and all benefits to which such executive may have been entitled, whether or not vested.
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

     The following assumptions were used to determine the obligation and cost status of the Company’s SERP at the plan measurement dates:

	As at December 31,
	2009	2008
Discount rate	1.50%	5.11%
Lump sum interest rate:
First 20 years	4.89%	6.02%
Thereafter	4.63%	5.48%
Cost of living adjustment on benefits	1.20%	1.20%
Rate of increase in qualifying compensation levels	0.00%	0.00%
     The amounts accrued for the SERP are determined as follows:

	Years Ended December 31,
	2009	2008
Projected benefit obligation:
Obligation, beginning of year	$26,381	$27,136
Service cost	643	793
Interest cost	1,341	1,251
Benefits paid	(894)	—
Actuarial loss (gain)	2,391	(2,799)

Obligation, end of year and unfunded status	$29,862	$26,381

     The following table provides disclosure of the pension benefit obligation recorded in the consolidated balance sheet:

	As at December 31,
	2009	2008
Accrued benefits cost	$(29,862)	$(26,381)
Accumulated other comprehensive income	(793)	(3,723)

Net amount recognized in the consolidated balance sheets	$(30,655)	$(30,104)

     The following table provides disclosure of pension expense for the SERP for the year ended December 31:

	Years ended December 31
	2009	2008	2007
Service cost	$643	$793	$685
Interest cost	1,341	1,251	1,335
Amortization of prior service credit	145	(248)	(612)
Amortization of actuarial gain	(681)	—	—

Pension expense	$1,448	$1,796	$1,408

     The accumulated benefit obligation for the SERP was $29.9 million at December 31, 2009 (2008 — $26.4 million).

     The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2009	2008	2007
Prior service cost (credits)	$—	$145	$(102)
Unrecognized actuarial (gain) loss	(793)	(3,868)	(1,069)

	$(793)	$(3,723)	$(1,171)

     No contributions are expected to be made for the SERP during 2009 except to meet benefit payment obligations as they come due. The Company expects prior service costs of $nil and actuarial gains of $0.8 million to be recognized as a component of net periodic benefit cost in 2010.
     The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next five years, and in the aggregate:

2010	$15,195	(1)
2011	15,581
2012	—
2013	—
2014	—
Thereafter	—

	$30,776

(1)	The SERP assumptions include that Mr. Wechsler will receive a lump sum payment at August 1, 2010 and that Mr. Gelfond will receive a lump sum payment in 2011 upon retirement at the end of the current term of his employment agreement.
     At the time the Company established the SERP, it also took out life insurance policies for Mr. Wechsler and Mr. Gelfond with coverage amounts of $21.5 million in aggregate to which the Company is the beneficiary. The Company may use the cash surrender value proceeds of life insurance policies taken on Mr. Wechsler and Mr. Gelfond to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. At December 31, 2009, the cash surrender value of the insurance policies is $7.3 million (2008 — $6.2 million) and has been included in other assets.
  (b) Defined Contribution Pension Plan
     The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During 2009, the Company contributed and expensed an aggregate of $0.8 million (2008 — $0.9 million, 2007 — $0.8 million) to its Canadian plan and an aggregate of $0.2 million (2008 — $0.1 million, 2007 — $0.2 million) to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.
  (c) Postretirement Benefits
     The Company has an unfunded postretirement plan covering Mr. Wechsler and Mr. Gelfond. The plan provides that the Company will maintain health benefits for Mr. Wechsler and Mr. Gelfond until they become eligible for medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by the Mr. Wechsler and Mr. Gelfond.

     The amounts accrued for the plan are determined as follows:

	As at December 31,
	2009	2008
Obligation, beginning of year	$438	$402
Interest cost	26	25
Actuarial (gain) loss	(8)	11

Obligation, end of year	$456	$438

     The following details the net cost components, all related to continuing operations, and underlying assumptions of postretirement benefits other than pensions:

	Years Ended December 31,
	2009	2008	2007
Interest cost	$26	$25	$27
Actuarial (gain) loss	(8)	11	—

	$18	$36	$27

     Weighted average assumptions used to determine the benefit obligation are:

	As at December 31,
	2009	2008	2007
Discount rate	5.75%	6.00%	6.30%
     Weighted average assumptions used to determine the net postretirement benefit expense are:

	Years Ended December 31
	2009	2008	2007
Discount rate	4.50%	5.00%	5.00%
     The following benefit payments are expected to be made as per the current plan assumptions in each of the next five years:

2010	$13
2011	$26
2012	$29
2013	$33
2014	$36
Thereafter	$—
23. Discontinued Operations
     (a) Tempe Theater
     On December 11, 2009, the Company closed its owned and operated Tempe IMAX theater. The Company recognized lease termination and guarantee obligations of $0.5 million to the landlord, which were offset by derecognition of other liabilities of $0.9 million, for a net gain of $0.4 million. In a related transaction, the Company leased the projection system and inventory of the Tempe IMAX theater to a third party theater exhibitor. Revenue from this operating lease transaction will be recognized on a straight-line basis over the term of the lease. For the year ended December 31, 2009, revenues for the Tempe IMAX theater were $0.8 million (2008 – $1.5 million, 2007 – $1.9 million) and the Company recognized a loss of $0.5 million in 2009 (2008 – loss of

$0.3 million, 2007 – loss of less than $0.1 million) from the operation of the theater. The above transactions are reflected as discontinued operations as there are no significant continuing cash flows from either a migration or a continuation of activities. The remaining assets and liabilities of the owned and operated Tempe IMAX theater are included in the Company’s consolidated balance sheets are disclosed in note 23(e).
     In addition, the prior years’ amounts in the consolidated statements of operations and the consolidated statements of cash flows have been adjusted to reflect the reclassification of the owned and operated Tempe IMAX theater as a discontinued operation.
     (b) Starboard Theater Ltd
     On September 30, 2009, the Company closed its owned and operated Vancouver IMAX theater. The amount of loss to the Company pertaining to lease and guarantee obligations owing to the landlord was estimated at $0.3 million which the Company recognized as at September 30, 2009. In 2009, revenues for the Vancouver IMAX theater were $1.1 million (2008 — $2.0 million, 2007 — $2.3 million). The Company recognized a loss of $0.1 million (net of income tax provision of $nil), income of $0.2 million (net of income tax recovery of $nil) and income of $0.3 million (net of income tax recovery of $nil) in 2009, 2008 and 2007, respectively, from the operation of the theater. The above transactions are reflected as discontinued operations as there are no continuing cash flows from either a migration or a continuation of activities. The remaining assets and liabilities of the owned and operated Vancouver IMAX theater included in the Company’s consolidated balance sheets are disclosed in note 23(e).
     In addition, the prior years’ amounts in the consolidated statements of operations and the consolidated statements of cash flows have been adjusted to reflect the reclassification of the owned and operated Vancouver IMAX theater as a discontinued operation.
     (c) Rhode Island Providence Theater LLC
     On December 31, 2007, the Company entered into a lease termination agreement, which extinguished all of its obligations to its landlord with respect to the Company’s owned and operated Providence IMAX theater. As a result of the lease termination, the Company recorded a non-cash gain of $1.5 million associated with the reversal of deferred lease credits recorded in prior periods. In a related transaction, the Company sold the theater projection system and inventory for the Providence IMAX theater to a third party theater exhibitor for $1.0 million (consisting of $0.6 million cash and $0.4 million of discounted future minimum payments) which was recorded as a gain from discontinued operations. Furthermore, during 2007, the Company had recognized an operating loss of $0.5 million from the operation of the theater. The above transactions are reflected as discontinued operations as there are no significant continuing cash flows from either a migration or a continuation of activities.
     (d) Operating Results for Discontinued Operations
     The net earnings from discontinued operations summarized in the consolidated statements of operations, were comprised of the following:

	Years Ended December 31,
	2009	2008	2007
Gain on termination of Tempe theater lease (net of tax recovery of $nil)	$437	$—	$—
Gain on termination of Providence theater lease (net of tax recovery of $nil)	—	—	1,511
Gain on sale of IMAX theater system to a third party exhibitor (net of tax recovery of $nil)	—	—	1,014
Loss from Tempe Theater (net of tax recovery of $nil, respectively)	(525)	(263)	(31)
(Loss) earnings from Vancouver Theater (net of tax recovery of $nil, respectively)	(88)	171	306
Loss from Providence Theater (net of tax recovery of $nil)	—	—	(523)

Net (loss) earnings from discontinued operations	$(176)	$(92)	$2,277

     (e) Assets and Liabilities of Discontinued Operations
     The assets and liabilities related to the Tempe and Vancouver theaters are included in the consolidated balance sheet of IMAX Corporation and are comprised of the following:

	As at December 31,
	2009	2008
Cash	$299	$606
Accounts receivable	129	155
Inventories	—	11
Prepaid expenses	—	74
Property, plant and equipment	—	185

Total assets	$428	$1,031

Accounts payable	$149	$227
Accrued liabilities	1,018	1,483
Deferred revenue	—	38

Total liabilities	$1,167	$1,748

24. Asset Retirement Obligations
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

	Years Ended December 31,
	2009	2008	2007
Beginning balance, January 1	$297	$301	$229
Accretion expense	24	13	72
Reduction in asset retirement obligation due to lease renegotiation	(54)	(17)	—

Ending balance, December 31	$267	$297	$301

25. Accumulated Other Comprehensive Income Supplemental Information
     Components of accumulated other comprehensive income consist of:

	As at December 31,
	2009	2008
Unrecognized prior service (cost) credits on defined benefit pension plan (net of income tax recovery of $nil, 2008 – $38)	$—	$(107)
Unrecognized actuarial (loss) gain on defined benefit pension plan (net of income tax provision of $1,064, 2008 – $1,064)	(271)	2,804
Foreign currency translation adjustments	645	645
Hedging gain (net of income tax provision of $nil, 2008 – $46)	532	126

Accumulated other comprehensive income	$906	$3,468

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
     The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at December 31, 2009 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     Management has assessed the effectiveness of the Company’s internal control over financial reporting, as at December 31, 2009, and has concluded that such internal control over financial reporting was effective as at that date.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     PricewaterhouseCoopers LLP, which has audited the Company’s consolidated financial statements for the year ended December 31, 2009 accompanying this Annual Report, has also audited the effectiveness of the Company’s internal control over financial reporting as at December 31, 2009 as stated in their report on page 69.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in the Company’s internal control over financial reporting which occurred during the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9 B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by Item 10 is incorporated by reference from the information under the following captions in the Company’s Proxy Statement: “Item No. 1 — Election of Directors;” “Executive Officers;” “Section 16(a) Beneficial Ownership Reporting Compliance;” “Code of Ethics;” and “Audit Committee.”
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
(a)(2) Financial Statement Schedules
Financial statement schedule for each year in the three-year period ended December 31, 2009.
II. Valuation and Qualifying Accounts.
(a)(3) Exhibits
The items listed as Exhibits 10.1 to 10.28 relate to management contracts or compensatory plans or arrangements.

Exhibit
No.	Description

3.1	Articles of Amalgamation of IMAX Corporation, dated January 1, 2002, as amended by the Articles of Amendment of IMAX Corporation, dated June 25, 2004. Incorporated by reference to Exhibit 4.1 to IMAX Corporation’s Registration statement on Form S-3 (File No. 333-157300).

*3.2	By-Law No. 1 of IMAX Corporation enacted on June 3, 2004.

4.1	Shareholders’ Agreement, dated as of January 3, 1994, among WGIM Acquisition Corporation, the Selling Shareholders as defined therein, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., Bradley J. Wechsler, Richard L. Gelfond and Douglas Trumbull (the “Selling Shareholders’ Agreement”). Incorporated by reference to Exhibit 4.1 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

4.2	Amendment, dated as of March 1, 1994, to the Selling Shareholders’ Agreement. Incorporated by reference to Exhibit 4.2 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

4.3	Registration Rights Agreement, dated as of February 9, 1999, by and among IMAX Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond. Incorporated by reference to Exhibit 4.3 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.1	Stock Option Plan of IMAX Corporation, dated June 18, 2008. Incorporated by reference to Exhibit 10.1 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2008 (File No. 000-24216).

10.2	IMAX Corporation Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2006. Incorporated by reference to Exhibit 10.2 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.3	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.3 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.4	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.4 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.5	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.8 to IMAX Corporation’s Form 10-K for the year ended December 31, 2005 (File No. 000-24216).

10.6	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Bradley, J. Wechsler. Incorporated by reference to Exhibit 10.31 to IMAX Corporation’s Form 8-K dated February 16, 2007 (File No. 000-24216).

10.7	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.7 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216).

10.8	Services Agreement, dated December 11, 2008, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.8 to IMAX Corporation’s Form 10-K for the year ended December 31, 2008 (File No. 000-24216).

10.9	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.7 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.10	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.8 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.11	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.14 to IMAX Corporation’s Form 10-K for the year ended December 31, 2005 (File No. 000-24216).

10.12	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.30 to IMAX Corporation’s Form 8-K dated February 16, 2007 (File No. 000-24216).

10.13	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.12 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216)

10.14	Amended Employment Agreement, dated December 11, 2008, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.14 to IMAX Corporation’s Form 10-K for the year ended December 31, 2008 (File No. 000-2416).

10.15	Employment Agreement, dated March 9, 2006, between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.18 to IMAX Corporation’s Form 10-K for the year ended December 31, 2005 (File No. 000-24216).

10.16	First Amending Agreement, dated December 31, 2007, between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.14 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216)

Exhibit
No.	Description

10.17	Employment Agreement, dated May 17, 1999, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.15 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216)

10.18	Letter Agreement, dated August 21, 2000 between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.15 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.19	Amended Employment Agreement, dated April 4, 2001 between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.17 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216).

10.20	Amended Employment Agreement, dated January 1, 2004, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.17 to IMAX Corporation’s Registration Statement on Form S-4 (File No. 333-113141).

10.21	Third Amending Agreement, dated February 14, 2006, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.21 to IMAX Corporation’s Form 8-K dated February 20, 2006 (File No. 000-24216).

10.22	Fourth Amending Agreement, dated October 5, 2006, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.28 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2006 (File No. 000-24216).

10.23	Fifth Amending Agreement, dated December 31, 2007, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.21 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216)

10.24	Stock Appreciation Rights Agreement, dated December 31, 2007, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.22 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216)

*10.25	Sixth Amending Agreement, dated December 31, 2009, between IMAX Corporation and Robert D. Lister.

10.26	Employment Agreement, dated May 14, 2007, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to Exhibit 10.25 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2007 (File No. 000-24216).

*10.27	First Amending Agreement, dated May 14, 2009, between IMAX Corporation and Joseph Sparacio.

10.28	Statement of Directors’ Compensation, dated August 11, 2005. Incorporated by reference to Exhibit 10.20 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2005 (File No. 000-24216).

*10.29	Amended and Restated Credit Agreement, dated November 16, 2009 by and between IMAX Corporation and Wachovia Capital Finance Corporation (Canada) and Export Development Canada.

10.30	Securities Purchase Agreement, dated as of May 5, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust. Incorporated by reference to Exhibit 10.32 to IMAX Corporation’s Form 10-Q for the quarter ended March 31, 2008 (File No. 000-24216).

10.31	Amendment No. 1 to Securities Purchase Agreement, dated December 1, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust. Incorporated by reference to Exhibit 10.34 to IMAX Corporation’s Form 10-K for the year ended December 31, 2008 (File No. 000-24216)

*21	Subsidiaries of IMAX Corporation.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney of certain directors.

*31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated March 11, 2010, by Richard L. Gelfond.

*31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated March 11, 2010, by Joseph Sparacio.

*32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated March 11, 2010, by Richard L. Gelfond.

*32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated March 11, 2010, by Joseph Sparacio.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION
Date: March 11, 2010	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer (Principal Financial Officer)

Date: March 11, 2010	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Vice-President, Finance & Controller (Principal Financial Officer)

IMAX CORPORATION
Schedule II
Valuation and Qualifying Accounts
(In thousands of U.S. dollars)

		Additions/
	Balance at	(recoveries)	Other
	beginning	charged to	additions/	Balance at
	of year	expenses	(deductions)(1)	end of year
Allowance for net investment in leases
Year ended December 31, 2007	$2,445	$1,958	$(251)	$4,152
Year ended December 31, 2008	$4,152	$1,595	$(863)	$4,884
Year ended December 31, 2009	$4,884	$761	$89	$5,734

Allowance for financed sale receivables
Year ended December 31, 2007	$—	$—	$—	$—
Year ended December 31, 2008	$—	$—	$—	$—
Year ended December 31, 2009	$—	$178	$—	$178

Allowance for doubtful accounts receivable
Year ended December 31, 2007	$3,253	$(163)	$(45)	$3,045
Year ended December 31, 2008	$3,045	$382	$(526)	$2,901
Year ended December 31, 2009	$2,901	$127	$(258)	$2,770

Inventories valuation allowance
Year ended December 31, 2007	$637	$3,960	$(310)	$4,287
Year ended December 31, 2008	$4,287	$2,489	$(1,435)	$5,341
Year ended December 31, 2009	$5,341	$897	$(2,488)	$3,750

Deferred income tax valuation allowance
Year ended December 31, 2007	$54,602	$(4,610)	$—	$49,992
Year ended December 31, 2008	$49,992	$11,560	$834	$62,386
Year ended December 31, 2009	$62,386	$7,327	$1,920	$71,633

Provision for loans receivable
Year ended December 31, 2007	$—	$—	$—	$—
Year ended December 31, 2008	$—	$—	$—	$—
Year ended December 31, 2009	$—	$—	$—	$—

(1)	Deductions represent write-offs of amounts previously charged to the provision.