Form 10-Q
period 2010-03-31
IMAX CORP
filed 2010-04-29
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 22, 2010

Common stock, no par value	63,521,072

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

IMAX®, IMAX® Dome, IMAX ® 3D, IMAX ® 3D Dome, Experience It In IMAX ®, The IMAX Experience ®, An IMAX Experience ®,
IMAX DMR®, DMR ®, IMAX MPX® , IMAX think big® and think big ® are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

IMAX CORPORATION
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

IMAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Cash and cash equivalents	$23,503	$20,081
Accounts receivable, net of allowance for doubtful accounts of $2,641 (December 31, 2009 — $2,770)	60,373	37,652
Financing receivables (note 3)	63,503	62,585
Inventories (note 4)	12,165	10,271
Prepaid expenses	2,938	2,609
Film assets	2,833	3,218
Property, plant and equipment (note 5)	56,020	54,820
Other assets (note 18(c))	13,565	15,140
Goodwill	39,027	39,027
Other intangible assets (note 6)	2,111	2,142

Total assets	$276,038	$247,545

Liabilities
Bank indebtedness (note 8)	$40,000	$50,000
Accounts payable	20,432	16,803
Accrued liabilities (notes 9(a), 9(c), 10, 14(a), 15(b), 17(a) and 17(c))	79,331	77,853
Deferred revenue	60,364	57,879

Total liabilities	200,127	202,535

Commitments and contingencies (notes 9 and 10)

Shareholders’ equity
Capital stock (note 15) common shares — no par value. Authorized — unlimited number. Issued and outstanding — 63,460,395 (December 31, 2009 — 62,831,974)	285,409	280,048
Other equity	5,346	6,044
Deficit	(215,408)	(241,988)
Accumulated other comprehensive income	564	906

Total shareholders’ equity	75,911	45,010

Total liabilities and shareholders’ equity	$276,038	$247,545

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2010	2009
		(note 19)
Revenues
Equipment and product sales	$11,608	$13,360
Services (note 11(c))	40,231	14,301
Rentals (note 11(c))	19,875	3,247
Finance income	1,070	1,012
Other	—	1,216

	72,784	33,136

Costs and expenses applicable to revenues
Equipment and product sales (note 11(a))	8,134	7,241
Services (note 11(a) and 11(c))	13,967	9,276
Rentals (note 11(a))	2,383	2,166
Other(note 11(a))	—	245

	24,484	18,928

Gross margin	48,300	14,208
Selling, general and administrative expenses (note 11(b)) (including share-based compensation expense of $9.3 million for the three months ended March 31, 2010 (2009 - $0.4 million))	19,530	10,904
Research and development	1,243	547
Amortization of intangibles	130	145
Receivable provisions, net of recoveries (note 13)	13	510

Earnings from operations	27,384	2,102
Interest income	284	21
Interest expense	(652)	(4,427)

Earnings (loss) from continuing operations before income taxes	27,016	(2,304)
Provision for income taxes	(436)	(260)

Earnings (loss) from continuing operations	26,580	(2,564)
Loss from discontinued operations (note 19)	—	(78)

Net earnings (loss)	$26,580	$(2,642)

Net earnings (loss) per share: (note 15(c))
Net earnings (loss) per share — basic:
Net earnings (loss) per share from continuing operations	$0.42	$(0.06)
Net earnings (loss) per share from discontinued operations	—	—

	$0.42	$(0.06)

Net earnings (loss) per share — diluted:
Net earnings (loss) per share from continuing operations	$0.40	$(0.06)
Net earnings (loss) per share from discontinued operations	—	—

	$0.40	$(0.06)

Comprehensive income (loss) consists of: (note 14(b))
Net earnings (loss)	$26,580	$(2,642)
Amortization of prior service cost	—	26
Amortization of actuarial gain on defined benefit plan	—	(123)
Unrealized hedging gain (loss) (note 18(c))	208	(482)
Realization of hedging (gain) loss upon settlement (note 18(c))	(550)	85

Comprehensive income (loss), net of income taxes	$26,238	$(3,136)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)
(Unaudited)

	Three Months
	Ended March 31,
	2010	2009
		(note 19)
Cash provided by (used in):
Operating Activities
Net earnings (loss)	$26,580	$(2,642)
Net loss from discontinued operations	—	78
Items not involving cash:
Depreciation and amortization (note 12(c))	5,158	3,982
Write-downs, net of recoveries (note 12(d))	109	510
Change in deferred income taxes	—	84
Stock and other non-cash compensation	9,579	855
Foreign currency exchange (gain) loss	621	769
Change in cash surrender value of life insurance	(23)	(19)
Investment in film assets	(2,149)	(2,169)
Changes in other non-cash operating assets and liabilities (note 12(a))	(28,772)	(3,311)
Net cash provided by operating activities from discontinued operations (note 19)	—	(79)

Net cash provided by (used in) operating activities	11,103	(1,942)

Investing Activities
Purchase of property, plant and equipment	(685)	(343)
Investment in joint revenue sharing equipment	(540)	(7,022)
Proceeds from sale of property, plant and equipment	—	(187)
Acquisition of other assets	(203)	—
Acquisition of other intangible assets	(131)	(78)

Net cash used in investing activities	(1,559)	(7,630)

Financing Activities
Repayments of bank indebtedness	(10,000)	—
Common shares issued — stock options exercised (note 15(d))	3,945	846

Net cash provided by financing activities	(6,055)	846

Effects of exchange rate changes on cash	(67)	430

Increase (decrease) in cash and cash equivalents during the period	3,422	(8,296)

Cash and cash equivalents, beginning of period	20,081	27,017

Cash and cash equivalents, end of period	$23,503	$18,721

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
     The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). The Company has 8 film production companies that are VIEs. As the Company has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE for 2 of the film production companies, the Company has determined that it is the primary beneficiary of these entities. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets and total liabilities of less than $0.1 million as at March 31, 2010 (December 31, 2009 — less than $0.1 million). For the other 6 film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at March 31, 2010, these 6 VIEs have total assets of $2.2 million (December 31, 2009 — $3.8 million) and total liabilities of $2.2 million (December 31, 2009 — $3.8 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil for the three months ended March 31, 2010 (2009 — $nil). The carrying value of these investments in VIEs that are not consolidated is $nil at March 31, 2010 (December 31, 2009 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statement of operations.
     All significant intercompany accounts and transactions, including all unrealized intercompany profits on transactions with equity-accounted investees, have been eliminated.
     The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
     These interim financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company’s financial statements for the year ended December 31, 2009, except as noted below.

2. New Accounting Standards and Accounting Changes
     Changes in Accounting Policies
     In May 2009, the FASB issued ASC 855, “Subsequent Events,” accounting guidance that establishes general standards for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. In February 2010, the FASB issued ASU No. 2010-09 which amends ASC 855 to remove all requirements for SEC filers to disclose the date through which subsequent events are considered. ASC 855, as amended, requires that all entities disclose any nonrecognized subsequent events that may have occurred. The amendment was effective immediately for all unissued financial statements. The Company adopted this subsequent event guidance, as amended, for the year ended December 31, 2009. The application did not have an effect on the Company’s financial condition or results of operations.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets—an amendment to FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. It also removes the concept of qualifying special-purpose entities (“SPEs”) from SFAS 140 and removes the exception from applying FIN 46R to VIEs that are qualifying SPEs. SFAS 166 applies to all entities and is effective for the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with earlier application prohibited. In December 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets” (“ASU 2009-16”). The purpose of this ASU is to bring SFAS 166 (as discussed above) into the Codification. The application of ASU 2009-16 did not have a material impact on the Company’s financial condition or results of operations.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FIN 46R to improve financial reporting by enterprises involved with VIEs and provides more relevant and reliable information to users of financial statements. Specifically, SFAS 167 eliminates the quantitative approach previously required under FIN 46R for determining the primary beneficiary of a VIE. SFAS 167 has the same scope as FIN 46R, with the addition of entities previously considered qualifying SPEs and is effective for the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with earlier application prohibited. In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). The purpose of this ASU is to bring SFAS 167 (as discussed above) into the Codification. The application of ASU 2009-17 did not have a material impact on the Company’s financial condition or results of operations.
     In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) to amend topic ASC 820 “Fair Value Measurements and Disclosures,” by improving disclosure requirements in order to increase transparency in financial reporting. ASU 2010-06 requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. On January 1, 2010, the Company adopted the disclosure amendments in ASU 2010-06, except for the amendments to Level 3 fair value measurements as described above, and has expanded disclosures as presented in note 18.

   Recently Issued FASB Accounting Standard Codification Updates
     In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-13”) which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU 2009-13 requires expanded disclosures and is effective for fiscal years beginning on or after June 15, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the potential impact of ASU 2009-13 on its condensed consolidated financial statements.
     In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-14”). ASU 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. The amendments in this update are effective, on a prospective basis, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. Both ASU 2009-13 and ASU 2009-14 must be adopted in the same period and must use the same transition disclosures. The Company is currently evaluating the potential impact of this standard on its condensed consolidated financial statements.
     During 2010, the FASB has issued several ASU’s – ASU No. 2010-01 through ASU No. 2010-15. Except for ASU No. 2010-06 and ASU No. 2010-09, discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.
3. Financing Receivables
     Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	March 31,	December 31,
	2010	2009
Gross minimum lease payments receivable	$61,647	$64,779
Unearned finance income	(17,382)	(18,939)

Minimum lease payments receivable	44,265	45,840
Accumulated allowance for uncollectible amounts	(5,783)	(5,734)

Net investment in leases	38,482	40,106

Gross financed sales receivables	36,278	32,526
Unearned finance income	(11,088)	(9,869)

Financed sales receivables	25,190	22,657
Accumulated allowance for uncollectible amounts	(169)	(178)

Net financed sales receivables	25,021	22,479

Total financing receivables	$63,503	$62,585

Net financed sales receivables due within one year	$4,471	$4,304
Net financed sales receivables due after one year	$20,550	$18,175
     As at March 31, 2010, the financed sale receivables had a weighted average effective interest rate of 9.2% (December 31, 2009 — 9.4%).

4. Inventories

	March 31,	December 31,
	2010	2009
Raw materials	$4,390	$4,045
Work-in-process	1,238	983
Finished goods	6,537	5,243

	$12,165	$10,271

     At March 31, 2010, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $2.5 million (December 31, 2009 — $1.6 million).
     Inventories at March 31, 2010 include provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $3.8 million (December 31, 2009 — $3.8 million).
5. Property, Plant and Equipment

	As at March 31, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$70,080	$31,870	$38,210
Camera equipment(5)	5,954	5,954	—

	76,034	37,824	38,210

Assets under construction(3)	5,217	—	5,217

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	8,530	6,193
Office and production equipment(4)	27,308	24,757	2,551
Leasehold improvements	8,550	6,294	2,256

	52,174	39,581	12,593

	$133,425	$77,405	$56,020

	As at December 31, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$68,349	$30,240	$38,109
Camera equipment(5)	5,954	5,954	—

	74,303	36,194	38,109

Assets under construction(3)	3,700	—	3,700

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	8,404	6,319
Office and production equipment(4)	27,145	24,347	2,798
Leasehold improvements	8,421	6,120	2,301

	51,882	38,871	13,011

	$129,885	$75,065	$54,820

(1)	Included in theater system components are assets with costs of $21.3 million (December 31, 2009 — $21.3 million) and accumulated depreciation of $20.3 million (December 31, 2009 — $20.2 million) that are leased to customers under operating leases.

(2)	Included in theater system components are assets with costs of $44.5 million (December 31, 2009 — $42.7 million) and accumulated depreciation of $8.2 million (December 31, 2009 — $6.7 million) that are used in joint revenue sharing arrangements.

(3)	Included in assets under construction are components with costs of $4.3 million (December 31, 2009 — $3.1 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.

(4)	Included in office and production equipment are assets under capital lease with costs of $1.5 million (December 31, 2009 — $1.5 million) and accumulated depreciation of $1.4 million (December 31, 2009 — $1.3 million).

(5)	Fully amortized camera equipment is still in use by the Company.
6. Other Intangible Assets

	As at March 31, 2010
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$6,623	$4,560	$2,063
Intellectual property rights	100	52	48
Other	250	250	—

	$6,973	$4,862	$2,111

	As at December 31, 2009
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$6,543	$4,452	$2,091
Intellectual property rights	100	49	51
Other	250	250	—

	$6,893	$4,751	$2,142

     The Company expects to amortize approximately $0.3 million of other intangible assets for the remainder of 2010 and $0.4 million for each of the next 5 years, respectively. Fully amortized other intangible assets are still in use by the Company.
     During the three months ended March 31, 2010, the Company acquired $0.1 million in patents and trademarks. The residual value of these patents and trademarks was $0.1 million as at March 31, 2010. The weighted average amortization period for these additions was 10 years.
     During the three months ended March 31, 2010, the Company did not incur costs to renew or extend the term of acquired other intangible assets.
7. Senior Notes due December 2010
     As at March 31, 2009, the Company had outstanding $160.0 million in principal amount of Senior Notes due December 1, 2010 (the “Senior Notes”). During the remainder of 2009, the Company repurchased all $160.0 million aggregate principal amount outstanding.

     The Senior Notes bore interest at a rate of 9.625% per annum and were unsecured obligations that ranked equally with all of the Company’s existing and future senior indebtedness and senior to all of the Company’s existing and future subordinated indebtedness. The payment of principal, premium, if any, and interest on the Senior Notes was unconditionally guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries. Interest was paid on a semi-annual basis on June 1 and December 1. The Senior Notes were subject to redemption for cash by the Company, in whole or in part, from July 1, 2009 to November 30, 2009 at 102.406%, together with accrued and unpaid interest thereon to the redemption date. Beginning December 1, 2009, and thereafter, the Senior Notes would have been redeemable by the Company at 100.000%, together with accrued and unpaid interest thereon to the redemption date. If certain changes were to result in the imposition of withholding taxes under Canadian law, the Senior Notes were subject to redemption at the Company’s option, in whole but not in part, at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption.
     The terms of the Company’s Senior Notes imposed certain restrictions on its operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; make certain distributions or certain other restricted payments; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; sell certain assets or merge with or into other companies; and enter into certain transactions with affiliates.
8. Credit Facility
     On November 16, 2009, the Company amended and restated the terms of its senior secured credit facility, which had been scheduled to mature on October 31, 2010. The amended and restated facility (the “Credit Facility”), with a scheduled maturity of October 31, 2013, has a maximum borrowing capacity of $75.0 million, consisting of revolving loans subject to a borrowing base calculation (as described below) of up to $40.0 million, including a sublimit of $20.0 million for letters of credit and a term loan of $35.0 million. Certain of the Company’s subsidiaries serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility. The Credit Facility is collateralized by a first priority security interest in all of the present and future assets of the Company and the Guarantors.
     The terms of the Credit Facility are set forth in the Amended and Restated Credit Agreement (the “Credit Agreement”), dated November 16, 2009, between the Company; Wells Fargo Capital Finance Corporation Canada (formerly Wachovia Capital Finance Corporation (Canada)), as agent, lender, sole lead arranger and sole bookrunner (“Wells Fargo”); and Export Development Canada, as lender (“EDC”, together with Wells Fargo, the “Lenders”) and in various collateral and security documents entered into by the Company and the Guarantors. Each of the Guarantors has also entered into a guarantee in respect of the Company’s obligations under the Credit Facility.
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
     On March 26, 2010, the Company repaid $10.0 million in outstanding indebtedness under the revolving portion of the Credit Facility. Total amounts drawn and available under the Credit Facility at March 31, 2010 were $40.0 million and $35.0 million, respectively (December 31, 2009 were $50.0 million and $24.8 million, respectively).
     The revolving portion of the Credit Facility bears interest at either (i) LIBOR plus a margin of 2.75% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 1.25% per annum, at the Company’s option. The term loan portion of the Credit Facility bears interest at the Company’s option, at either (i) LIBOR plus a margin of 3.75% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 2.25% per annum. Under the Credit Facility, the effective interest rate for the three months ended March 31, 2010 for the term loan portion was 4.01% (2009 – n/a) and 3.25% for the revolving portion (2009 — 2.27%).

     The Credit Facility provides that so long as the term loan remains outstanding, the Company will be required to maintain: (i) a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1 through December 31, 2010, and (ii) a ratio of funded debt to EBITDA of not more than 1.75:1 thereafter. If the Company repays the term loan in full, it will remain subject to such ratio requirements only if Excess Availability (as defined in the Credit Agreement) is less than $10.0 million or Cash and Excess Availability (as defined in the Credit Agreement) is less than $15.0 million. The Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0; provided, however, that if the Company repays the term loan in full, it will remain subject to such ratio requirement only if Excess Availability is less than $10.0 million or Cash and Excess Availability is less than $15.0 million. At all times, under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. These amounts were $40.0 million and $63.5 million at March 31, 2010 respectively. The Company was in compliance with all of these requirements at March 31, 2010.
     As at March 31, 2010, the Company’s current borrowing capacity under the revolving portion of the Credit Facility was $35.0 million after deduction for outstanding borrowings of $5.0 million, letters of credit and advance payment guarantees of $nil and the minimum Excess Availability reserve of $5.0 million, compared with a borrowing capacity as at December 31, 2009, of $24.8 million after deduction for outstanding borrowings of $15.0 million, letters of credit and advanced payment guarantees of $0.3 million and the minimum Excess Availability reserve of $5.0 million.
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
     In accordance with the loan agreement, the Company is obligated to make payments on the principal of the term loan as follows:

2010 (nine months remaining)	$11,667
2011	17,500
2012	5,833
2013	—
2014	—
Thereafter	—

$35,000

Wells Fargo Foreign Exchange Facility
     Within the Credit Facility entered into on November 16, 2009, the Company has a $10.0 million sublimit to cover the Company’s settlement risk on its purchased foreign currency forward contracts and/or other swap arrangements as defined in the Credit Facility. The settlement risk on its foreign currency forward contracts was $nil at March 31, 2010 as the fair value exceeded the notional value of the forward contracts. The Company can enter into such arrangements up to a notional amount of $50.0 million.
Bank of Montreal Facilities
     At March 31, 2010, the Company has available a $10.0 million facility (December 31, 2009 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at March 31, 2010, the Company has letters of credit outstanding of $3.6 million as compared to $3.6 million as at December 31, 2009 under the Bank of Montreal Facility.

     During 2009, the Company had available a $5.0 million facility solely used to cover the Company’s settlement risk on its purchased foreign currency forward contracts entered into prior to December 2009. The facility was fully insured by EDC. As at March 31, 2010, all of the foreign currency contracts subject to the $5.0 million facility have matured and the facility is no longer available to the Company. The settlement risk on its foreign currency forward contracts was $nil on December 31, 2009 as the fair value exceeded the notional value of the forward contracts.
9. Commitments
     (a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided by amortizing the benefit straight-line over the remaining term of the lease. Total minimum annual rental payments to be made by the Company under operating leases as at March 31, 2010 for each of the years ended December 31, are as follows:

	Operating
	Leases	Capital Leases
2010 (nine months remaining)	$4,637	$64
2011	5,933	28
2012	5,574	24
2013	2,082	21
2014	872	—
Thereafter	2,248	—

	$21,346	$137

     Rent expense was $1.3 million for three months ended March 31, 2010 (2009 — $1.3 million) net of sublease rental of $0.1 million (2009 — $0.1 million).
     Recorded in the accrued liabilities balance as at March 31, 2010 is $4.7 million (December 31, 2009 — $5.0 million) related to accrued rent and lease inducements being recognized as an offset to rent expense over the term of the lease.
     Purchase obligations under long-term supplier contracts as at March 31, 2010 were $12.1 million (December 31, 2009 — $9.3 million).
     (b) At March 31, 2010, the Company has letters of credit and advance payment guarantees secured by the Credit Facility of $nil (December 31, 2009 — $0.3 million) outstanding. As at March 31, 2010, the Company also has letters of credit outstanding of $3.6 million as compared to $3.6 million as at December 31, 2009, under the Bank of Montreal Facility.
     (c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At March 31, 2010, $1.0 million (December 31, 2009 —$0.7 million) of commissions have been accrued and will be payable in future periods.
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
     (d) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 and July 20, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on December 10, 2007. On September 16, 2008, the Court issued a memorandum opinion and order, denying the motion. On October 6, 2008, the defendants filed an answer to the amended complaint. On October 31, 2008, the plaintiffs filed a motion for class certification. Fact discovery on the merits commenced on November 14, 2008 and is ongoing. On March 13, 2009, the Court granted a second prospective lead plaintiff’s request to file a motion for reconsideration of the Court’s order naming Westchester Capital Management, Inc. as the lead plaintiff and issued an order denying without prejudice plaintiff’s class certification motion pending resolution of the motion for reconsideration. On June 29, 2009, the

Court granted the motion for reconsideration and appointed Snow Capital Investment Partners, L.P. as the lead plaintiff and Coughlin Stoia Geller Rudman & Robbins LLP as lead plaintiff’s counsel. Westchester Capital Management, Inc. appealed this decision, but the U.S. Court of Appeals for the Second Circuit denied its petition on October 1, 2009. On April 22, 2010, the new lead plaintiff filed its motion for class certification. The lawsuit is at an early stage and as a result the Company is not able to estimate a potential loss exposure at this time. The Company will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.
     (e) A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit is in an early procedural stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. As a result, the Company is unable to estimate a potential loss exposure at this time. For reasons released December 14, 2009, the Court granted leave to the Plaintiffs to amend their statement of claim to plead certain claims pursuant to the Securities Act (Ontario) against the Company and certain individuals and granted certification of the action as a class proceeding. These are procedural decisions, and do not contain any binding conclusions on the factual or legal merits of the claim. The Company has commenced certain appeal proceedings with respect to each of the Court’s decisions and it is not known when the Ontario court will render decisions on those appeal proceedings. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.
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
     (i) In November 2009, the Company filed suit against Sanborn Theatres (“Sanborn”) in the United States District Court for the Central District of California alleging breach of Sanborn’s agreement to make payments for the purchase of two IMAX theater systems from the Company and seeking $1.7 million in compensatory damages. In connection with its agreement with Sanborn, the Company had granted Sanborn exclusivity in zones in and around Anaheim and Murrieta, California. After granting Sanborn notice of default in connection with the failure to make required payments under the agreement and upon Sanborn’s failure to cure, IMAX terminated its agreement with Sanborn. Exclusivity in and around Anaheim and Murrieta were subsequently transferred under separate agreements to American Multi-Cinema, Inc., which is a wholly-owned subsidiary of AMC Entertainment Inc. (“AMC”), and Regal Cinemas, Inc. (“Regal”), respectively. On April 8, 2010, Sanborn filed suit against the Company and AMC and Regal in California Superior Court alleging breach of contract, fraud and unfair competition against the Company and alleging intentional interference with contractual relations against AMC and Regal. The lawsuits are at early stages and as a result the Company is not able to estimate a potential loss exposure, if any, at this time. The Company will vigorously prosecute its claims and defenses in both matters, although no assurances can be given with respect to the outcome of such proceedings.
     (j) Since June 2006, the Company has been subject to ongoing informal inquiries by the SEC and the OSC. The Company has been cooperating with these inquiries and believes that they principally relate to the timing of recognition of the Company’s theater system installation revenue in 2005 and related matters. Although the Company cannot predict the timing of developments and outcomes in these inquiries, they could result at any time in developments (including charges or settlement of charges) that could have material adverse effects on the Company. These effects could include payments of fines or disgorgement or other relief with respect to the Company or its officers or employees that could be material to the Company. Such developments could also have an adverse effect on the Company’s defense of the class action lawsuits referred to above.
     (k) In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.
     (l) In the normal course of business, the Company enters into agreements that may contain features that meet the definition of a guarantee. The Guarantees Topic of the FASB ASC defines a guarantee to be a contract (including an indemnity) that contingently requires the Company to make payments (either in cash, financial instruments, other assets, shares of its stock or provision of services) to a third party based on (a) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (b) failure of another party to perform under an obligating agreement or (c) failure of another third party to pay its indebtedness when due.
Financial Guarantees
     The Company has provided no significant financial guarantees to third parties.
Product Warranties
     The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the condensed consolidated balance sheets:

	March 31,	December 31,
	2010	2009
Balance at the beginning of period	$36	$33
Warranty expenses	(35)	(41)
Warranties issued	56	115
Revisions	—	(71)

Balance at the end of period	$57	$36

Director/Officer Indemnifications
     The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheets as at March 31, 2010 and December 31, 2009 with respect to this indemnity.
Other Indemnification Agreements
     In the normal course of the Company’s operations, the Company provides indemnifications to counterparties in transactions such as: theater system lease and sale agreements and the supervision of installation or servicing of the theater systems; film production, exhibition and distribution agreements; real property lease agreements; and employment agreements. These indemnification agreements require the Company to compensate the counterparties for costs incurred as a result of litigation claims that may be suffered by the counterparty as a consequence of the transaction or the Company’s breach or non-performance under these agreements. While the terms of these indemnification agreements vary based upon the contract, they normally extend for the life of the agreements. A small number of agreements do not provide for any limit on the maximum potential amount of indemnification; however, virtually all of the Company’s system lease and sale agreements limit such maximum potential liability to the purchase price of the system. The fact that the maximum potential amount of indemnification required by the Company is not specified in some cases prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. During the second quarter of 2009, the Company provided an indemnity to a third party in connection with a terminated service arrangement. Historically, the Company has not made any significant payments under such indemnifications and less than $0.1 million has been accrued in the condensed consolidated financial statements with respect to the contingent aspect of these indemnities.
11. Condensed Consolidated Statements of Operations Supplemental Information
(a) Selling Expenses
     The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs, included in costs and expenses applicable to revenues-equipment and product sales, totaled $0.2 million for the three months ended March 31, 2010 (2009 — $0.3 million).
     Film exploitation costs, including advertising and marketing, totaled $0.7 million for the three months ended March 31, 2010 (2009 — $0.5 million) and are recorded in costs and expenses applicable to revenues-services as incurred.
     Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $0.4 million for the three months ended March 31, 2010 (2009 — $0.4 million). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rental as incurred. These costs totaled $0.2 million for the three months ended March 31, 2010 (2009 — $0.3 million).
(b) Foreign Exchange
     Included in selling, general and administrative expenses for the three months ended March 31, 2010 is a net foreign exchange gain of $0.8 million (2009 — loss of $1.2 million) including the effect of foreign exchange contracts and the translation of foreign currency denominated monetary assets and liabilities. See note 18(c) for additional information.

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
     The Company has signed joint revenue sharing agreements with 9 exhibitors for a total of 178 theater systems, of which 122 theaters were operating, as of March 31, 2010 the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(n) of the Company’s 2009 Form 10-K.
     Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Rentals revenue and for the three months ended March 31, 2010 amounted to $18.9 million (2009 — $1.9 million).
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
     For the three months ended March 31, 2010, 3 IMAX DMR films were exhibited through the IMAX theater network. The Company has entered into arrangements with film producers to convert 10 additional films which are expected to be released during the remainder of 2010, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(n) of the Company’s 2009 Form 10-K.
     Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three months ended March 31, 2010 amounted to $23.5 million (2009 — $3.7 million).
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
     The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) and 2(n) of the Company’s 2009 Form 10-K.
     At March 31, 2010, the Company has 3 significant co-produced film arrangements, the terms of which are similar. For the three months ended March 31, 2010, amounts totaling $1.6 million (2009 — $1.8 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

12. Condensed Consolidated Statements of Cash Flows Supplemental Information
     (a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Three Months
	Ended March 31,
	2010	2009
Decrease (increase) in:
Accounts receivable	$(22,725)	$(575)
Financing receivables	(820)	(2,072)
Inventories	(2,260)	2,938
Prepaid expenses	(329)	(1,053)
Commissions and other deferred selling expenses	56	(5)
Insurance recoveries	786	(1,413)
Increase (decrease) in:
Accounts payable	1,439	1,017
Accrued and other liabilities	(7,404)	4,119
Deferred revenue	2,485	(6,267)

	$(28,772)	$(3,311)

     (b) Cash payments made on account of:

	Three Months
	Ended March 31,
	2010	2009
Income taxes	$143	$86

Interest	$643	$172

     (c) Depreciation and amortization are comprised of the following:

	Three Months
	Ended March 31,
	2010	2009
Film assets	$2,621	$1,460
Property, plant and equipment
Joint revenue sharing arrangements	1,498	887
Other property, plant and equipment	842	1,137
Other intangible assets	114	145
Deferred financing costs	83	353

	$5,158	$3,982

     (d) Write-downs, net of recoveries, are comprised of the following:

	Three Months
	Ended March 31,
	2010	2009
Accounts receivables	(5)	19
Financing receivables	18	491
Intangibles	16	—
Inventory	80	—

	$109	$510

13. Receivable Provisions, Net of Recoveries

	Three Months
	Ended March 31,
	2010	2009
Accounts receivable provisions, net of recoveries	$(5)	$19
Financing receivables, net of recoveries	18	491

Receivable provisions, net of recoveries	$13	$510

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
     As at March 31, 2010, the Company had net deferred income tax assets after valuation allowance of $nil (December 31, 2009 — $nil). As at March 31, 2010, the Company had a net deferred income tax asset before valuation allowance of $65.1 million (December 31, 2009 — $71.6 million), against which the Company is carrying a $65.1 million valuation allowance (December 31, 2009 — $71.6 million). Based on current trends, the Company believes it is reasonably possible that some or all of the valuation allowance will be released in a subsequent period. The determination of whether a valuation allowance is required will be based on the weight of available evidence, both positive and negative, available to the Company.
     As at March 31, 2010 and December 31, 2009, the Company had total unrecognized tax benefits (including interest and penalties) of $4.5 million and $4.4 million, respectively, for international withholding taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
     Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations rather than income tax expense. The Company recognized approximately $0.1 million in potential interest and penalties associated with unrecognized tax benefits for the three months ended March 31, 2010 (2009 — $0.1 million).
(b) Income Tax Effect on Comprehensive Income (Loss)
     The income tax recovery (expense) related to the following items comprising other comprehensive income (loss) are:

	Three Months
	Ended March 31,
	2010	2009
Amortization of prior service cost (credits)	—	(10)
Amortization of actuarial gain on defined benefit plan	—	47
Unrealized hedging gain	—	47
Realization of hedging gains upon settlement	—	—

	$—	$84

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
   (b) Stock-Based Compensation
     The Company has five stock-based compensation plans that are described below. The compensation costs recorded in the condensed consolidated statement of operations for these plans were $9.4 million for the three months ended March 31, 2010 (2009 — $0.5 million). No income tax benefit is recorded in the condensed consolidated statement of operations for these costs.
   Stock Option Plan
     The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants. The Company recorded an expense of $0.6 million for the three months ended March 31, 2010 (2009 — $0.4 million), related to grants issued to employees and directors in the plan.
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
     The weighted average fair value of all common share options, granted to employees for the three months ended March 31, 2010 at the measurement date was $5.75 per share (2009 — $2.21 per share). The following assumptions were used:

	Three Months
	Ended March 31,
	2010	2009
Average risk-free interest rate	3.15%	2.33%
Expected option life (in years)	5.31 - 5.39	5.45 - 5.85
Expected volatility	61%	62%
Annual termination probability	9.69%	0% - 10.01%
Dividend yield	0%	0%
     As at March 31, 2010, the Company has reserved a total of 12,692,079 (December 31, 2009 — 12,566,395) common shares for future issuance under the Stock Option Plan, of which options in respect of 5,876,591 common shares are outstanding at March 31,

2010. All awards of stock options are made at fair market value of the Company’s Common Shares on the date of grant. “Fair Market Value” of a Common Share on a given date means the higher of the closing price of a Common Share on the grant date (or the most recent trading date if the grant date is not a trading date) on the NASDAQ Global Market, the Toronto Stock Exchange (the “TSX”) and such national exchange, as may be designated by the Company’s Board of Directors. The options generally vest between one and 5 years and expire 10 years or less from the date granted. The Stock Option Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan. At March 31, 2010, options in respect of 3,130,946 common shares were vested and exercisable.
     The following table summarizes certain information in respect of option activity under the Stock Option Plan for the three month periods ended March 31:

			Weighted Average Exercise
	Number of Shares		Price Per Share
	2010	2009	2010	2009
Options outstanding, beginning of year	6,173,795	6,686,182	$6.52	$5.97
Granted	331,217	128,398	15.73	4.18
Exercised	(628,421)	(240,000)	6.28	3.53
Forfeited	—	(22,750)	—	5.94
Expired	—	(53,000)	—	5.11
Cancelled	—	(6,000)	—	24.53

Options outstanding, end of period	5,876,591	6,492,830	7.06	6.01

Options exercisable, end of period	3,130,946	4,198,491	6.12	6.64

     During the three months ended March 31, 2010, the Company cancelled nil stock options from its Stock Option Plan (2009 — 6,000) surrendered by Company employees for $nil consideration. Compensation cost which is fully recognized at the cancellation date was not reversed for options cancelled.
     As at March 31, 2010, 5,309,424 options were fully vested or are expected to vest with a weighted average exercise price of $6.85, aggregate intrinsic value of $59.9 million and weighted average remaining contractual life of 4.4 years. As at March 31, 2010, options that are exercisable have an intrinsic value of $37.9 million and a weighted average remaining contractual life of 3.2 years. The intrinsic value of options exercised in the three months ended March 31, 2010 was $5.7 million (2009 — $0.3 million).
   Options to Non-Employees
     During the three months ended March 31, 2010, an aggregate of 11,217 common share options (2009 — 100,000) to purchase the Company’s common stock with an average exercise price of $14.31 (2009 — $4.05) were granted to certain advisors and strategic partners of the Company. These options have a maximum contractual life of 6 years. The option vesting ranges from immediately to five years. These options were granted under the Stock Option Plan.
     As at March 31, 2010, non-employee options outstanding amounted to 68,775 options (2009 — 423,314) with a weighted average exercise price of $6.51 (2009 — $5.79). 24,607 options (2009 — 317,615) were exercisable with an average weighted exercise price of $10.93 (2009 — $6.35) and the vested options have an aggregate intrinsic value of $0.2 million (2009 — less than $0.1 million). The weighted average fair value of options granted to non-employees during the three months ended March 31, 2010 at the measurement date was $8.46 per share (2009 — $2.34 per share), utilizing a Binomial Model with the following underlying assumptions for periods ended March 31:

	Three Months
	Ended March 31,
	2010	2009
Average risk-free interest rate	2.97%	2.03%
Contractual option life	6 years	6 years
Average expected volatility	61%	62%
Dividend yield	0%	0%
     For the three months ended March 31, 2010, the Company recorded a charge of less than $0.1 million (2009 — less than $0.1 million) to cost and expenses applicable to revenues — services related to the non-employee stock options.
   Restricted Common Shares
     Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 160,000 restricted common shares or pay their cash equivalent. The restricted shares are required to be issued, or payment of their cash equivalent, upon request by the employees at any time. The aggregate intrinsic value of the awards outstanding at March 31, 2010 is $2.9 million (December 31, 2009 — $2.1 million). The Company accounts for the obligation as a liability, which is classified within accrued liabilities. The Company has recorded an expense of $0.7 million for the three months ended March 31, 2010 (2009 — recovery of less than $0.1 million), due to the changes in the Company’s stock price during the period.
   Stock Appreciation Rights
     There were no stock appreciation rights (“SARs”) granted during the first quarters of 2010 and 2009. During 2007, 2,280,000 SARs with a weighted average exercise price of $6.20 per right were granted to certain Company executives. During the first quarter of 2010, 210,000 SARS were cash settled for $2.1 million. The average exercise price for the settled SARS was $4.34 per SAR. As at March 31, 2010, 1,800,000 SARs were outstanding, of which 1,605,000 SARs were exercisable. The SARs vesting period ranges from immediately to 5 years, with a remaining contractual life ranging from 3.76 to 7.76 years at March 31, 2010. The SARs were measured at fair value at the date of grant and are remeasured each period until settled. At March 31, 2010, the SARs had an average fair value of $11.53 per right (December 31, 2009 — $7.37). The Company accounts for the obligation of these SARs as a liability (March 31, 2010 — $20.0 million; December 31, 2009 — $14.1 million), which is classified within accrued liabilities. The Company has recorded an $8.0 million expense for the three months ended March 31, 2010 (2009 — $0.1 million) to selling, general and administrative expenses related to these SARs. The following assumptions were used for measuring the fair value of the SARs:

	As at	As at
	March 31,	December 31,
	2010	2009
Average risk-free interest rate	1.18%	1.17%
Expected option life (in years)	0.02 - 3.08	0.15 - 3.48
Expected volatility	61%	62%
Annual termination probability	0% - 9.69%	0% - 9.69%
Dividend yield	0%	0%
   Warrants
     There were no warrants issued during the three months ended or outstanding as at March 31, 2010 and 2009.

   (c) Earnings (loss) per share
     Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months
	Ended March 31,
	2010	2009
Net earnings (loss) from continuing operations applicable to common shareholders	$26,580	$(2,642)

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	62,832	43,491
Weighted average number of shares issued during the period	224	190

Weighted average number of shares used in computing basic income (loss) per share	63,056	43,681
Assumed exercise of stock, net of shares assumed	3,052	—

Weighted average number of shares used in computing diluted income (loss) per share	66,108	43,681

     The calculation of diluted earnings (loss) per share for the three months ended March 31, 2009 excludes all shares that are issuable upon exercise of options as the impact of these exercises would be antidilutive.
   (d) Shareholders’ Equity
     The following summarizes the movement of Shareholders’ Equity for the three months ended March 31, 2010:

Balance as at December 31, 2009	$45,010
Issuance of common shares for stock options exercised	3,945
Net earnings	26,580
Adjustment to other equity for employee stock options granted	592
Adjustment to other equity for non-employee stock options granted	126
Adjustment to capital stock for stock options exercised	1,416
Adjustment to other equity for stock options exercised	(1,416)
Adjustments to accumulated other comprehensive income to amortize the prior service costs related to pensions and to record the prior service cost	—
Adjustments to accumulated other comprehensive income to amortize defined benefit pension plan actuarial gains	—
Adjustments to accumulated other comprehensive income to record unrealized hedging gains	208
Adjustments to accumulated other comprehensive income to record the realization of hedging gains upon settlement	(550)

Balance as at March 31, 2010	$75,911

16. Segmented Information
     The Company has eight reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases IMAX theater projection system equipment. The theater system maintenance segment maintains IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment provides IMAX theater projection system equipment to an exhibitor in exchange for a share of the box-office and concession revenues. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates certain IMAX theaters. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.” The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2009 Form 10-K.

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
     Transactions between the other segments are not significant.

	Three Months
	Ended March 31,
	2010	2009
Revenue
IMAX systems	$10,953	$16,452
Theater system maintenance	4,966	4,360
Joint revenue sharing arrangements	18,936	1,908
Films
Production and IMAX DMR	23,452	3,700
Distribution	3,273	3,242
Post-production	2,592	872
Theater operations	5,949	2,128
Other	2,663	474

Total	$72,784	$33,136

Gross margins
IMAX systems(1)	$4,500	8,895
Theater system maintenance	2,309	2,312
Joint revenue sharing arrangements(1)	16,812	344
Films
Production and IMAX DMR(1)	19,501	1,770
Distribution(1)	742	336
Post-production	2,055	640
Theater operations	1,658	(32)
Other	723	(57)

Total	$48,300	$14,208

(1)	IMAX systems include commission costs of $0.2 million for the three months ended March 31, 2010 (2009 — $0.3 million). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $0.6 million for the three months ended March 31, 2010 (2009 — $0.7 million). Production and DMR segment margins include marketing costs of $0.2 million for the three months ended March 31, 2010 (2009 — $0.1 million). Distribution segment margins include marketing costs of $0.5 million for the three months ended March 31, 2010 (2009 — $0.4 million).

	March 31,	December 31,
	2010	2009
Assets
IMAX systems	$106,940	$98,530
Theater system maintenance	12,209	12,415
Joint revenue sharing arrangements	68,576	62,812
Films
Production and IMAX DMR	26,555	15,357
Distribution	8,007	5,688
Post-production	5,893	7,554
Theater operations	630	776
Other	2,690	1,864
Corporate and other non-segment specific assets	44,538	42,549

Total	$276,038	$247,545

17. Employees Pension and Postretirement Benefits
   (a) Defined Benefit Plan
     The Company has an unfunded U.S. defined benefit pension plan, the SERP, covering Richard L. Gelfond, Chief Executive Officer (“CEO”) of the Company and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at March 31, 2010, the benefits of Mr. Wechsler were 100% vested while the benefits of Mr. Gelfond were approximately 98.3% vested. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon a change in control shall be 100%. Upon a termination for cause, prior to a change of control, the executive shall forfeit any and all benefits to which such executive may have been entitled, whether or not vested.
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

     The amounts accrued for the SERP are determined as follows:

		As at
	As at	December 31,
	March 31, 2010	2009
Obligation, beginning of period	$29,862	$26,381
Service cost	112	643
Interest cost	88	1,341
Benefits paid	(179)	(894)
Actuarial loss	—	2,391

Obligation, end of period and unfunded status	$29,883	$29,862

     The following table provides disclosure of pension expense for the SERP:

	Three Months Ended March 31,
	2010	2009
Service cost	$112	$161
Interest cost	88	335
Amortization of prior service cost	—	36
Amortization of actuarial gain	—	(170)

Pension expense	$200	$362

     The accumulated benefit obligation for the SERP was $29.9 million at March 31, 2010 and December 31, 2009.
     The following amounts were included in accumulated other comprehensive income (“AOCI”) and will be recognized as components of net periodic benefit cost in future periods:

	March 31,	December 31,
	2010	2009
Unrecognized actuarial gain	$(793)	$(793)

     No contributions are expected to be made for the SERP during 2010 except to meet benefit payment obligations as they come due. The Company expects amortization of actuarial gains of $0.4 million to be recognized as a component of net periodic benefit cost during the remainder of 2010.
     The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2010 (nine months remaining)	$15,016	(1)
2011	15,581
2012	—
2013	—
2014	—
Thereafter	—

	$30,597

(1)	The SERP assumptions include that Mr. Wechsler will receive a lump sum payment at August 1, 2010 and that Mr. Gelfond will receive a lump sum payment in 2011 upon retirement at the end of the current term of his employment agreement, although Mr. Gelfond has not informed the Company that he intends to retire at that time.
     At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate to which the Company is the beneficiary. The Company may use the cash surrender value or the proceeds of the life insurance policies taken on Messrs. Gelfond and Wechsler towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. At March 31, 2010, the cash surrender value of the insurance policies is $7.5 million (December 31, 2009 — $7.3 million) and has been included in other assets.
   (b) Defined Contribution Plan
     The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three months ended March 31, 2010, the Company contributed and expensed an aggregate of $0.2 million (2009 — $0.2 million), to its Canadian plan and an aggregate of less than $0.1 million (2009 — less than $0.1 million), to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.
   (c) Postretirement Benefits
     The Company has an unfunded postretirement plan covering Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at March 31, 2010 is $0.4 million (December 31, 2009 — $0.4 million). The Company has expensed less than $0.1 million for the three months ended March 31, 2010 (2009 — less than $0.1 million).
     The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2010 (nine months remaining)	$13
2011	$26
2012	$29
2013	$33
2014	$36
18. Financial Instruments
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

(b) Fair Value Measurements
     The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at March 31, 2010		As at December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Borrowings under Credit Facility	$40,000	$40,000	$50,000	$50,000
Financed sales receivable	$25,021	$27,217	$22,479	$22,745
Net investment in sales-type leases	$38,482	$38,442	$40,106	$40,910
Foreign exchange contracts — designated forwards	$190	$190	$532	$532
Foreign exchange contracts — non-designated forwards	$306	$306	$857	$857
     The carrying value of borrowings under the Credit Facility approximates fair value as the interest rates offered under the Credit Facility are close to March 31, 2010 and December 31, 2009 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) at March 31, 2010 and December 31, 2009, respectively.
     The estimated fair values of the Financed sales receivable and Net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification hierarchy) at March 31, 2010.
     The fair value of foreign currency derivatives are determined using quoted prices in active markets (Level 1 input in accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification hierarchy) for identical instruments at the measurement date.
(c) Foreign Exchange Risk Management
     The Company is exposed to market risk from changes in foreign currency rates. A major portion of the Company’s revenues is denominated in U.S. dollars while a substantial portion of its costs and expenses is denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In Japan, the Company has ongoing operating expenses related to its operations in Japanese yen. Net Japanese yen cash flows are converted to U.S. dollars generally through the spot market. The Company also has cash receipts under leases denominated in Japanese yen, Canadian dollar and Euros which are converted to U.S. dollars generally through the spot market.
     The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB Accounting Standards Codification at inception, and continue to meet hedge effectiveness tests at March 31, 2010 (the “Foreign Currency Hedges”), with settlement dates throughout 2009 and 2010. In addition, at March 31, 2010, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered Foreign Currency Hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income (“OCI”) and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations.

     The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:
Notional value foreign exchange contracts as at:

	March 31,	December 31,
	2010	2009
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$4,638	$2,815

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	6,590	4,500

	$11,228	$7,315

Fair value of foreign exchange contracts as at:

		March 31,	December 31,
	Balance Sheet Location	2010	2009
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$190	$532

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	306	857

		$496	$1,389

Derivatives in Foreign Currency Hedging relationships for the three months ended March 31:

		Three Months Ended March 31,
		2010	2009
Foreign exchange contracts — Forwards	Derivative gain (loss) recognized in OCI (effective portion)	$208	$(529)

		$208	$(529)

	Location of derivative gain
	(loss) reclassified from
	AOCI into income	Three Months Ended March 31,
	(effective portion)	2010	2009
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$550	$(85)

		$550	$(85)

Non Designated Derivatives in Foreign Currency relationships for the three months ended March 31:

	Location of derivative gain	Three Months Ended March 31,
	(loss)	2010	2009
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$424	$(575)

		$424	$(575)

19. Discontinued Operations
(a) Tempe Theater
     On December 11, 2009, the Company closed its owned and operated Tempe IMAX theater. The Company recognized lease termination and guarantee obligations of $0.5 million to the landlord, which were offset by derecognition of other liabilities of $0.9 million, for a net gain of $0.4 million in December 2009. In a related transaction, the Company leased the projection system and inventory of the Tempe IMAX theater to a third party theater exhibitor. Revenue from this operating lease transaction will be recognized on a straight-line basis over the term of the lease. The above transactions are reflected as discontinued operations as there are no significant continuing cash flows from either a migration or a continuation of activities.
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
(c) Condensed Consolidated Balance Sheets for Tempe and Vancouver

	March 31,	December 31,
	2010	2009
Cash	$—	299
Accounts Receivable	3	129

Total assets	$3	$428

Accounts payable	$48	$149
Accrued liabilities	810	1,018

Total liabilities	$858	$$1,167

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
     The Company believes the IMAX theater network is the most extensive large-format theater network in the world with 438 IMAX theaters (316 commercial, 122 institutional) operating in 47 countries as at March 31, 2010. This compares to 371 IMAX theaters (250 commercial, 121 institutional) operating in 43 countries as at March 31, 2009.
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
IMAX Systems, Theater System Maintenance and Joint Revenue Sharing Arrangements
     The Company provides IMAX theater systems to customers on a sales or long-term lease basis, typically with initial terms of approximately 10 years. These agreements typically provide for three major sources of cash flows: initial fees, ongoing fees (which include a fixed minimum amount per annum and contingent fees in excess of the minimum payments) and maintenance and extended warranty fees. The initial fees vary depending on the system configuration and location of the theater and generally are paid to the Company in installments commencing upon the signing of the agreement. Finance income is derived over the term of the sales or sales-type lease arrangement as the unearned income on financed sales or sales-type leases is earned. Ongoing fees are paid monthly over the term of the contract, commencing after the theater system has been installed and are generally equal to the greater of a fixed minimum amount per annum or a percentage of box-office receipts. An annual maintenance and extended warranty fee is generally payable commencing in the second year of theater operations. Both ongoing fees and maintenance and extended warranty fees are typically indexed to a local consumer price index.
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

Sales Backlog and Theater Network
     The Company’s sales backlog fluctuates in both the number of systems and dollar value from quarter to quarter depending on the signing of new theater system arrangements, which adds to backlog, and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated theater. Sales backlog includes initial fees along with the present value of contractual ongoing fees due over the lease term, but excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that might be received in the future. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, joint revenue sharing arrangements, operating leases, letters of intent or long-term conditional theater commitments.
     During the three months ended March 31, 2010, the Company signed contracts for 8 full new theater systems under sales and sales-type lease arrangements valued at $10.8 million, 2 of which were installed in the first quarter of 2010 and 6 of which are included in backlog as at March 31, 2010. During the three months ended March 31, 2009, the Company signed contracts for 3 full theater systems under sales and sales-type lease arrangements valued at $4.3 million, 1 of which was installed in the first quarter of 2009 and 2 of which were included in backlog as at March 31, 2009.
     During the three months ended March 31, 2010, the Company signed contracts for 14 digital upgrades under sales and sales-type lease arrangements valued at $6.0 million, 8 of which were installed in the first quarter of 2010 and 6 of which are included in backlog as at March 31, 2010. During the three months ended March 31, 2009, the Company did not sign any contracts for digital upgrades under sales and sales-type lease arrangements. Digital upgrades have a lower sales price and gross margin in comparison to a full theater system installation.
     During the three months ended March 31, 2010, the Company signed contracts for 19 joint revenue sharing arrangements, all of which are included in backlog as at March 31, 2010. During the three months ended March 31, 2009, the Company did not sign any contracts for joint revenue sharing arrangements.
     The Company’s sales backlog is as follows:

	March 31, 2010		March 31, 2009
	Number of	Dollar Value	Number of	Dollar Value
	Systems	(in thousands)	Systems	(in thousands)
Sales and sale-type lease arrangements	100	$123,233	101	$135,633
Joint revenue sharing arrangements	56	n/a	89	n/a

	156	$123,233	190	$135,633

     Theater systems under joint revenue sharing arrangements carry no assigned backlog value. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.
     The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as at March 31:

	2010				2009
	Theater				Theater
	Network				Network
	Base		Backlog		Base		Backlog
Flat Screen (2D)	35		—		39		—
Dome Screen (2D)	66		—		67		2
IMAX 3D Dome (3D)	2		—		5		—
IMAX 3D GT (3D)	88		5		87		7
IMAX 3D SR (3D)	47		1		51		4
IMAX MPX (3D)	28		11		49		29
IMAX digital (3D)	172	(1)	139	(2)	73	(1)	148	(2)

Total	438		156		371		190

(1)	In the first quarter of 2010, the Company upgraded 10 IMAX theater systems to IMAX digital theater systems (9 sales arrangements and 1 joint revenue sharing arrangement). In the first quarter of 2009, the Company upgraded 8 IMAX theater systems to IMAX digital theater systems (2 sales arrangements, 1 previously treated operating lease and 5 joint revenue sharing arrangements).

(2)	Includes 56 and 89 theater systems as at March 31, 2010 and 2009, respectively, under joint revenue sharing arrangements.
     The following table outlines the breakdown of the theater network by type and geographic location as at March 31:

	2010 Theater Network Base				2009 Theater Network Base
	Commercial	Commercial			Commercial	Commercial
	Multiplex	Destination	Institutional	Total	Multiplex	Destination	Institutional	Total
United States	178	8	66	252	133	9	68	210
Canada	13	2	7	22	14	2	7	23
Mexico	8	—	11	19	7	—	10	17
Europe	42	7	9	58	33	7	10	50
Japan	5	2	7	14	1	2	7	10
China	12	—	14	26	8	—	10	18
Rest of World	37	2	8	47	32	2	9	43

Total	295	21	122	438	228	22	121	371

CRITICAL ACCOUNTING POLICIES
     The Company prepares its interim condensed consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).
     The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to fair values associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; provisions for inventory obsolescence; ultimate revenues for film assets; impairment provisions for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post retirement assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historic experience, future expectations and other assumptions that are believed to be reasonable at the date of the consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in note 2 to its audited consolidated financial statements in the Company’s 2009 Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) and are summarized below.

     The Company considers the following significant estimates, assumptions and judgements to have the most significant effect on its results:
Revenue Recognition
     The Company generates revenue from various sources as follows:
•	Design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 47 countries as at March 31, 2010;

•	Production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	Operation of certain IMAX theaters primarily in the United States and Canada;

•	Provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	Other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.
Multiple Element Arrangements
     The Company’s revenue arrangements with certain customers may involve multiple elements consisting of a theater system (projector, sound system, screen system and, if applicable, 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation, and projectionist training; a license to use the IMAX brand; 3D glasses; maintenance and extended warranty services; and licensing of films. The Company evaluates all elements in an arrangement to determine what are considered typical deliverables for accounting purposes and which of the deliverables represent separate units of accounting based on the applicable accounting standards in the Leases Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”); the Guarantees Topic of the FASB ASC; the Entertainment — Films Topic of the FASB ASC; and the Revenue Recognition Topic of the FASB ASC. If separate units of accounting are either required under the relevant accounting standards or determined to be applicable under the Revenue Recognition Topic, the total consideration received or receivable in the arrangement is allocated based on the applicable guidance in the above noted standards.
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
Pension Plan and Postretirement Benefit Obligations Assumptions
     The Company’s pension plan and postretirement benefit obligations and related costs are calculated using actuarial concepts, within the framework of the Compensation — Retirement Benefits Topic of the FASB ASC. A critical assumption to this accounting is the discount rate. The Company evaluates this critical assumption annually or when otherwise required to by accounting standards. Other assumptions include factors such as expected retirement date, mortality rate, rate of compensation increase, and estimates of inflation.
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
     The discount rate used is a key assumption in the determination of the pension benefit obligation and expense. A 1.0% change in the discount rate used in the annual revaluation could result in a $1.7 — $2.0 million increase or decrease in the pension benefit obligation with a corresponding benefit or charge recognized in other comprehensive income in the year. A one year delay in Mr. Gelfond’s retirement date would increase the discount rate by 0.5% and have a less than $0.2 million impact on the expected pension payment.
Deferred Tax Asset Valuation
     As at March 31, 2010, the Company had net deferred income tax assets of $nil. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operation results, projected future operating earnings results, reversing temporary differences, contracted sales backlog at March 31, 2010, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies. At March 31, 2010, the Company has determined that based on the weight of the available evidence, both positive and negative, a full valuation allowance for the net deferred tax assets was required. However, the Company believes that, based on current trends, it is reasonably possible that some or all of the valuation allowance will be released in a subsequent period.
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
Stock-Based Compensation
     The Company utilizes a lattice-binomial option-pricing model (the “Binomial Model”) to determine the fair value of stock-based payment awards. The fair value determined by the Binomial Model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Binomial Model also considers the expected exercise multiple which is the multiple of exercise price to grant price at which exercises are expected to occur on average. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options and stock appreciation rights have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the Binomial Model best provides an accurate measure of the fair value of the Company’s employee stock options and stock appreciation rights. Although the fair value of employee stock options and stock appreciation rights are determined in accordance with the Equity topic of the FASB ASC using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
Impact of Recently Issued Accounting Pronouncements
See note 2 to the interim condensed consolidated financial statements in Item 1. for information regarding the Company’s recent changes in accounting policies and the impact of recently issued accounting pronouncements on the Company’s financial condition.

RESULTS OF OPERATIONS
     As identified in note 16 to the accompanying condensed consolidated financial statements in Item 1, the Company has eight reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases IMAX theater projection system equipment. The theater system maintenance segment maintains IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment installs IMAX theater projection system equipment at an exhibitor theater in exchange for a certain percentage of box-office and concession revenue. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2009 Form 10-K.
     The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations have been organized and discussed with respect to the above stated segments. Management feels that a discussion and analysis based on its segments is significantly more relevant as the Company’s condensed consolidated statements of operations captions combine results from several segments.
Three Months Ended March 31, 2010 Versus Three Months Ended March 31, 2009
     The Company reported net income of $26.6 million or $0.42 per basic share and $0.40 per diluted share for the first quarter of 2010 as compared to a net loss of $2.6 million or $0.06 per share on a basic and diluted basis for the first quarter of 2009. Net income for the quarter includes an $8.7 million charge (2009 — less than $0.1 million) or $0.13 per diluted share for variable share-based compensation expense largely due to the increase in the Company’s stock price during the quarter (from $13.31 per share to $17.99 per share) and its impact on stock appreciation rights and restricted common shares. Excluding the impact of variable share-based compensation expense, net income would have been $35.3 million or $0.53 per diluted share in the first quarter of 2010 as compared to a net loss of $2.6 million or $0.06 per diluted share for the first quarter of 2009. The Company has no present intention to issue such variable awards in the future.
     The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
IMAX Systems
Sales and sales-type leases(1)	$8,531	$13,788	$2,063	$6,721
Ongoing rent, fees, and finance income(2)	2,422	2,664	2,437	2,174

	10,953	16,452	4,500	8,895

Theater System Maintenance	4,966	4,360	2,309	2,312

Joint Revenue Sharing Arrangements	18,936	1,908	16,812	344

Film
Production and IMAX DMR	23,452	3,700	19,501	1,770
Distribution	3,273	3,242	742	336
Post-production	2,592	872	2,054	640

	29,317	7,814	22,297	2,746

Theater Operations(3)	5,949	2,128	1,658	(32)

Other	2,663	474	724	(57)

	$72,784	$33,136	$48,300	$14,208

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.

(2)	Includes fee income from operating leases, contingent fees from operating and sales-type leases, contingent fees from sales arrangements and finance income.

(3)	Excludes the impact of discontinued operations.
     Revenues and Gross Margin
     The Company’s revenues for the first quarter of 2010 increased by 119.7% to $72.8 million from $33.1 million in the same period last year due in large part to increases in revenue from the Company’s production and IMAX DMR and joint revenue sharing arrangement segments. The gross margin across all segments in the first quarter of 2010 was $48.3 million, or 66.4% of total revenue, compared to $14.2 million, or 42.9% of total revenue in the first quarter of 2009.
     IMAX Systems
     IMAX systems revenue decreased 33.4% to $11.0 million in the first quarter of 2010 as compared to $16.5 million in the first quarter of 2009, resulting primarily from a greater concentration of digital system upgrades installed under sales and sales type lease arrangements this quarter as compared to the prior year comparative period. During the three months ended March 31, 2010, the Company installed 9 digital system upgrades, as compared to 3 in the first quarter of 2009. Digital upgrades have a lower sales price and gross margin in comparison to a full theater system installation. The Company has agreed to sell digital upgrades at a lower selling price for strategic reasons, namely to encourage existing exhibitor customers to upgrade to digital since the Company believes that digital systems increase exhibitors programming flexibility and ability to generate box office. In addition, the first quarter of 2009 included settlement revenue of $1.2 million as compared to $nil in the comparable period this year.
     Revenue from sales and sales-type leases decreased 38.1% to $8.5 million in the first quarter of 2010 from $13.8 million in the first quarter of 2009. The Company recognized revenue on 3 full new theater systems which qualified as either sales or sales-type leases in the first quarter of 2010, with a total value of $4.7 million, as compared to 5 in the first quarter of 2009 with a total value of $8.1 million. The Company recognized revenue on 9 digital upgrades in the first quarter of 2010, with a total value of $2.7 million, as compared to 3 in the first quarter of 2009 with a total value of $3.8 million. The first quarter of 2009 included revenues associated with the installation of two MPX projection systems and the subsequent digital upgrade. The Company’s policy was to defer revenue recognition until such time as the fair value of the digital upgrade became known or the digital upgrade was delivered. Additionally, one theater system installed and recognized in the first quarter of 2010 was a used system with a value of $0.9 million in comparison to one used system with a value of $0.5 million installed and recognized last year.
     Average revenue per full, new sales and sales-type lease systems was $1.6 million for the three months ended March 31, 2010, which was consistent with the level experienced in the comparable period last year. Average revenue per digital upgrade was $0.3 million for the three months ended March 31, 2010, as compared to $1.3 million for the three months ended March 31, 2009. As previously mentioned, digital upgrades are being sold at a lower selling price as compared to a full new digital system for strategic reasons. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangement (see discussion below) installations by theater system configuration for the first quarter of 2010 and 2009 is outlined in the table below.

	Three Months
	Ended March 31,
	2010		2009
Sales and Sales-type lease systems — installed and recognized
IMAX 3D GT	—		1
IMAX 3D SR	1		2
IMAX Dome	1		—
IMAX digital	11	(1)	6	(2)

	13		9
Operating lease — installed and operating
IMAX 3D MPX	—		1	(2)
Joint revenue sharing arrangements — installed and operating
IMAX digital	6	(1)	22	(2)

	19		32

(1)	Includes the digital upgrade of 10 systems (9 sales arrangements and 1 system under a joint revenue sharing arrangement) from film-based to digital.

(2)	Includes the digital upgrade of 8 systems (2 sales arrangements, 1 treated previously as an operating lease arrangement and 5 systems under a joint revenue sharing arrangements) from film-based to digital.
     The Company’s policy is such that once the digital upgrade is provided or the fair value for the upgrade is established, the Company allocates total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a residual basis and recognizes the revenue allocated to the delivered elements with their associated costs. In the three month period ended March 31, 2009, two systems that were previously deferred with the Company’s digital upgrade policy were recognized. At March 31, 2010, there were no systems deferred under the Company’s digital upgrade policy.
     Settlement revenue was $nil for the three months ended March 31, 2010 as compared to $1.2 million in the first quarter of 2009 which related to a consensual buyout for one uninstalled MPX theater systems and an operating lease termination to convert to a different system configuration.
     IMAX theater systems gross margin from full, new sales and sale-type leases, excluding the impact of settlements and asset impairment charges, decreased to 59.2% in the first quarter of 2010 from 64.9% in the first quarter of 2009. The gross margin on digital upgrades was a loss of $0.2 million in the first quarter of 2010 in comparison to $1.5 million in the prior year quarter. As previously mentioned, revenues recognized in the first quarter of 2009 included the total proceeds from two previously deferred MPX projection systems and their digital upgrades. The gross margin on the sale of one used system recognized in the first quarter of 2010 was $0.1 million as compared to a loss of $0.2 million for one used unit recognized in the comparable period last year.
     Ongoing rent revenue and finance income decreased to $2.4 million in the first quarter of 2010 from $2.7 million in the first quarter of 2009. Gross margin for ongoing rent and finance income was $2.4 million in the first quarter of 2010, which was relatively consistent with the $2.2 million experienced in the first quarter of 2009. Contingent fees included in this caption amounted to $0.2 million in the first quarter of 2010 and $0.1 million in the first quarter of 2009, respectively.
     Theater System Maintenance
     Theater system maintenance revenue increased 13.9% to $5.0 million during the first quarter of 2010 as compared to $4.4 million in the first quarter of 2009. Theater system maintenance gross margin was $2.3 million in the first quarter of 2010, which was relatively consistent with the $2.3 million experienced in the first quarter of 2009. Excluding the impact of an inventory obsolescence provision of less than $0.1 million related to film based projection system service parts, both maintenance revenue and gross margin continue to grow as the number of theaters in the IMAX theater network grows.
     Joint Revenue Sharing Arrangements
     Revenue from joint revenue sharing arrangements increased 892.5% to $18.9 million in the first quarter of 2010 compared to $1.9 million in the first quarter of 2009. The Company ended the first quarter with 122 theaters under joint revenue sharing arrangements as compared to 69 theaters at the end of the first quarter of 2009. The increase in revenues from joint revenue sharing arrangements was due to the greater number of theaters operating in the first quarter of 2010 as compared to the first quarter of 2009 and the strong performance of the films exhibited during the quarter, including the record-breaking results from Avatar: An IMAX 3D Experience. During the quarter, the Company installed 6 new theaters (including 1 upgrade) under joint revenue sharing arrangements, as compared to 22 new theaters (including 5 upgrades) last year.
     The gross margin from joint revenue sharing arrangements in the first quarter of 2010 increased to $16.8 million compared to $0.3 million in the first quarter of 2009. The increase in gross margin was largely due to the increase in the number of joint revenue sharing theaters operating in the first quarter of 2010 as compared to the first quarter of 2009 as well as stronger film performance. Included in the calculation of first quarter gross margin were certain advertising, marketing and selling expenses of $0.6 million compared to $0.7 million incurred in the prior year period.
     Film
     Revenues from the Company’s film segments increased 275.2% to $29.3 million in the first quarter of 2010 from $7.8 million in the first quarter of 2009. Film production and IMAX DMR revenues increased to $23.5 million in the first quarter of 2010 from

$3.7 million in the first quarter of 2009. The increase in film production and IMAX DMR revenues was due primarily to the overall growth of the theater network and stronger film performance as compared to the three month period last year. Gross box office generated by IMAX DMR films increased to $232.2 million for the first quarter of 2010, including the record breaking results from Avatar: An IMAX 3D Experience, from $28.0 million for the first quarter of 2009. Films exhibited in the current quarter included Avatar: An IMAX 3D Experience, which is the highest grossing IMAX DMR film to date at $230.7 million ($171.9 million in the first quarter of 2010), the first week of How To Train Your Dragon: An IMAX 3D Experience, and Alice in Wonderland: An IMAX 3D Experience, in comparison to The Day The Earth Stood Still: The IMAX Experience, The Dark Knight: The IMAX Experience re-release, Watchmen: The IMAX Experience and Monsters vs. Aliens: An IMAX 3D Experience exhibited in the first quarter of 2009. The Company cautions that future IMAX DMR films may not be able to achieve the level of box office success of Avatar: An IMAX 3D Experience.
          Film distribution revenues were $3.3 million in the first quarter of 2010 which was consistent with the first quarter of 2009. During the first quarter of 2010 the Company released Hubble 3D: The IMAX Experience as compared to Under the Sea 3D, which was released in the first quarter last year.
          Film post-production revenues increased 197.2% to $2.6 million in the first quarter of 2010 from $0.9 million in the first quarter of 2009, primarily due to an increase in third party business.
          The Company’s gross margin from its film segments increased in the first quarter of 2010 to $22.3 million from $2.7 million in the first quarter of 2009. Film production and IMAX DMR gross margin increased to $19.5 million in the first quarter of 2010 from $1.8 million in the first quarter of 2009 primarily due to an increase in IMAX DMR revenue for the films released in the first quarter of 2010 as compared to first quarter of 2009. The film distribution gross margin of $0.7 million in the first quarter of 2010 was $0.4 million higher than the comparable period last year. During the first quarter, the gross margin from post-production was $2.1 million as compared to $0.6 million in 2009, driven largely by an increase in revenues related to third party business.
     Theater Operations
          Theater operations revenue in the first quarter of 2010 increased to $5.9 million compared to the $2.1 million experienced in the first quarter of 2009. This increase was attributable to a 36% increase in average ticket price and a 105% increase in attendance primarily as a result of the record performance of Avatar: An IMAX 3D Experience in the first quarter of 2010 as compared to the film performance in the first quarter of 2009.
          Theater operations gross margin increased to a profit of $1.7 million in the first quarter of 2010 as compared to a loss of $0.1 million in the first quarter of 2009 due to an increase in revenues.
     Other
          Other revenue increased to $2.7 million in the first quarter of 2010 compared to $0.5 million in the same period in 2009. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses.
          The gross margin on other revenue increased by $0.8 million in the first quarter of 2010 as compared to the first quarter of 2009.
     Selling, General and Administrative Expenses
          Selling, general and administrative expenses increased to $19.5 million in the first quarter of 2010 as compared to $10.9 million in the first quarter of 2009. The $8.6 million increase experienced from the prior year comparative period was largely the result of the following:
•	an $8.9 million increase in the Company’s stock-based compensation expense (including $8.7 million for variable share-based awards) primarily due to the increase in the Company’s stock price during the period (an increase from $13.31 to $17.99 per share this year as compared to a decrease from $4.46 to $4.31 per share in the prior year) and its impact on variable awards such as stock appreciation rights. The Company has no present intention to issue such variable awards in the future; and

•	an increase in staff-related costs and compensation costs of $1.0 million (net of a hedging gain of $0.5 million), including an increase of $0.5 million in travel and entertainment costs;

These increases were partially offset by:
•	a $1.5 million decrease due to a gain from un-hedged forward contracts and foreign exchange translation adjustments. During the first quarter of 2010, the Company recorded a foreign exchange gain of $0.3 million due to an increase in the exchange rates of foreign currency denominated receivables, other working capital balances and un-hedged foreign currency forward contracts, as compared to a loss of $1.2 million recorded in the first quarter of 2009. See note 18(c) of the accompanying condensed consolidated financial statements in Item 1. for more information.
     Research and Development
     Research and development expenses increased to $1.2 million in the first quarter of 2010 compared to $0.5 million in the first quarter of 2009. The increased research and development expenses for the first quarter of 2010 compared to the prior year period are primarily attributable to ongoing enhancements to our digital projection technology. Through research and development, the Company continues to design and develop digital technologies, cinema-based equipment, software and other technologies to enhance its product offerings. The Company believes that the motion picture industry is being impacted by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company continues to make investments in technologies to digitally enhance image resolution and quality of motion picture films and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company has long-term relationships with key manufacturers and suppliers in digital technology. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.
     In recent years, a number of companies have introduced digital 3D projection technology and more and more Hollywood features are being exhibited in 3D using these technologies. The Company believes that there are approximately 4,300 conventionally-sized screens in the U.S. multiplexes equipped with such digital 3D systems. The Company believes that its many competitive strengths, including the IMAX brand name, the quality and immersiveness of The IMAX Experience, its IMAX DMR technology and its patented theater geometry, significantly differentiate the Company’s 3D presentations from any other 3D presentation. Consistent with this view, for the films released to both IMAX 3D theaters and conventional 3D theaters, the IMAX theaters have outperformed the conventional theaters on a per-screen revenue basis.
     The Company expects to explore new areas of brand extension including: 3D in-home entertainment technology, the digital re-mastering and 2D-to-3D conversion of movie and television content; increased post-production opportunities, alternative theater content partnerships with technology, studio programming, content and consumer electronics companies. Accordingly, the Company anticipates increased research and development costs for 2010 compared with 2009.
     Receivable Provisions, Net of Recoveries
     Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of less than $0.1 million and $0.5 million in the first quarter of 2010 and 2009, respectively.
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
     Interest Income and Expense
     Interest income increased to $0.3 million in the first quarter of 2010 as compared to less than $0.1 million in the first quarter of 2009. The increase was largely due to interest recorded during the quarter related to tax refunds.
     Interest expense decreased to $0.7 million in the first quarter of 2010 as compared to $4.4 million in the first quarter of 2009. In 2009, the Company repurchased all $160.0 million aggregate principal amount of the outstanding 9.625% Senior Notes due December 1, 2010 (the “Senior Notes”), which resulted in a decrease in the Company’s interest expense for the quarter ended March 31, 2010. Included in interest expense is the amortization of deferred finance costs in the amount of less than $0.1 million in the first quarter of 2010 and $0.3 million in the first quarter of 2009. The Company’s policy is to defer and amortize, over the life of the debt instrument, all the costs relating to a debt financing which are paid directly to the debt provider.
     Income Taxes
     The Company’s effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favourable or unfavourable resolution of various tax examinations. There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings. As at March 31, 2010, the Company had a gross deferred income tax asset of $65.1 million, against which the Company is carrying a $65.1 million valuation allowance. The Company recorded an income tax provision of $0.4 million for the three months ended March 31, 2010, of which $0.1 million is related to an increase in unrecognized tax benefits. For the three months ended March 31, 2009, the Company recorded an income tax provision of $0.3 million, of which $0.1 million was related to an increase in unrecognized tax benefits.
     Outlook
     The Company continues to expect improved performance for 2010 as compared to 2009 as a result of (i) the increased size of the theater network as the Company continues to install IMAX theaters from its backlog and as the pace of IMAX theater signings increases, (ii) the box office success of the first quarter 2010 film slate and the strength of the film slate for the remainder of 2010, and (iii) the increased number of films that the Company expects will have been released to the IMAX theater network by the end of 2010.
     In addition to the 9 IMAX theaters installed in the first quarter of 2010 (excluding digital upgrades), the Company currently estimates that approximately an additional 50 to 60 of the 156 IMAX theaters (excluding digital upgrades) in its backlog as at March 31, 2010 will be installed and accepted in the remainder of 2010. The Company has signings for theater systems each year, which it installs in the same calendar year. By the end of 2010, the Company’s total theater network is expected to have increased by approximately 15% over the prior year and its commercial theater network by approximately 20% over the prior year as the majority of the 2010 systems are to be installed in commercial settings. However, the Company cautions that IMAX theater installations slip from period to period in the course of the Company’s business and such slippages remain a recurring and unpredictable part of its business. These slippages and delays could impact the timing of revenue recognition.
     In addition to achieving record box office results in the first quarter of 2010, the Company’s pace of IMAX theater system signings increased in the quarter. The Company signed deals for 41 theater systems during the first quarter of 2010, as compared to 35 IMAX theater signings for all of 2009. The Company believes that this increase in IMAX theater signings will result in larger IMAX theater network and, accordingly, increased revenue for the Company over the longer term.
     The recent growth of the IMAX theater network is largely attributable to the introduction of the Company’s digital projector in 2008, which the Company believes provides a differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand, and is a compelling proposition for a large portion of its customer base for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $20 thousand per 2D print to $45 thousand per 3D print. Removing those costs significantly increases the profit of an IMAX release for a studio which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. The Company similarly believes that the digital system changes the economics favorably for its exhibition clients, since lower print costs (which total approximately $200 per movie per system), and the increased programming flexibility that digital delivery provides allows theaters to program at least 12-14 IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. The Company anticipates the release of at least 10 additional IMAX DMR films to the IMAX theater network in the remainder of 2010, for a total of 13 IMAX DMR films and one IMAX original film exhibited. Finally, the Company believes that digital transmission will allow attractive alternate programming, such as live sporting events and concerts to be shown, in the immersive environment of an IMAX theater. To date, the Company has signed agreements with exhibitors for 311 digital projection systems, including digital upgrades, of which 172 theaters were open to the public as of March 31, 2010. In addition, the Company intends to continue to provide digital upgrades to its customers at lower margins for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers.
     Expectations for 2010 performance are based in part on the Company’s improved performance in the first quarter of 2010, which is attributable not only to the growth of the IMAX theater network, but also to the strength of the first quarter of 2010 film slate. Avatar:

An IMAX 3D Experience alone achieved $171.9 million in box office results in the first quarter of 2010 and $230.7 million in total box office to date. These box office results have made Avatar: An IMAX 3D Experience the highest grossing IMAX DMR film to date. The Company cautions that future IMAX DMR films may not be able to achieve this level of box office success, although the Company believes that it will continue to be positively affected by long-term benefits stemming at least in part, if not primarily, from the box office success of Avatar: An IMAX 3D Experience, including a significant increase in new signings for IMAX systems and an increase in agreements with studios to release feature films to the IMAX theater network.
     In addition to the three titles that have already been shown in the IMAX network year-to-date, the Company believes that at least 10 additional IMAX DMR titles will be released to its theater network during the remaining nine months of 2010:
•	Iron Man 2: The IMAX Experience (Marvel Entertainment and Paramount Pictures, May 2010);

•	Shrek Forever After: An IMAX 3D Experience (Dreamworks Animation, May 2010);

•	Prince of Persia: The Sands of Time: The IMAX Experience (Walt Disney Pictures, May 2010, international only);

•	Toy Story 3: An IMAX 3D Experience (Walt Disney Pictures Studios Motion Pictures, June 2010);

•	The Twilight Saga: Eclipse: The IMAX Experience (Summit Entertainment, June 2010);

•	Inception: The IMAX Experience (WB, July 2010);

•	Aftershock: The IMAX Experience (Huayi Brothers Group, July 2010, primarily to be distributed in China and Asia);

•	Legends of the Guardian: The Owls of Ga’Hoole: AN IMAX 3D Experience (WB, September 2010);

•	Harry Potter and the Deathly Hallows: Part I: An IMAX 3D Experience (WB, November 2010); and

•	Tron Legacy: An IMAX 3D Experience (Walt Disney Pictures, December 2010).
     The Company and Warner Bros. Pictures, a unit of Time Warner Inc., announced on April 27, 2010 that they entered into an agreement to release up to 20 Warner Bros. films to the IMAX theater network beginning in 2010 and continuing through 2013. Under the terms of the agreement, the Company and Warner Bros. have finalized the terms for release of the following 5 films: Legends of the Guardian: the Owls of Ga’Hoole: An IMAX 3D Experience (September 2010); Harry Potter and the Deathly Hallows: Part I: An IMAX 3D Experience (November 2010); Harry Potter and the Deathly Hallows: Part II: An IMAX 3D Experience (July 2011); Batman 3: The IMAX Experience (July 2012); and The Hobbit: The IMAX Experience (December 2013). The parties will further select and agree on terms for the release of up to 15 additional Warner Bros. movies to the IMAX theater network during the same period.
     The Company also remains in active negotiations with virtually all of the Hollywood studios for additional films to fill out its short and long-term film slate. The Company anticipates the release of additional DMR films to IMAX theaters in 2010.
     In addition, the Company, in conjunction with WB and the National Aeronautics and Space Administration (NASA), released Hubble 3D: The IMAX Experience to its network on March 19, 2010. Hubble 3D: The IMAX Experience which chronicles a team of astronauts’ journey to the Hubble Space Telescope.
     The introduction of the digital projector in 2008 has not only allowed the Company to increase the size of its network it has also allowed for an increased number of IMAX DMR films to the IMAX theater network. The increased number of IMAX DMR films released to the IMAX theater network can minimize the impact of an individual film’s weak performance. In addition, the increased number of titles, more closely spaced, can mean a greater opportunity to capitalize on the early weeks of a movie’s release, when over half of a given title’s gross box office is typically generated. However, the Company cautions that films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and type of IMAX DMR and IMAX original films released to the IMAX theater network.
     In June 2009, the Company and Huayi Bros. Media Corporation Ltd., China’s largest privately owned media group, announced an agreement to release up to 3 mainstream, commercial Chinese films to IMAX theaters in China, other parts of Asia and key North American markets beginning in July 2010 with the film Aftershock. The Company continues to evaluate DMR opportunities in other international markets as it believes that making local content available in IMAX theaters abroad will support the Company’s growth in international markets. The Company’s recent announcement of its international-only release of Prince of Persia: Sands of Time: The IMAX Experience marks another effort by the Company to enhance its international film slate. The Company anticipates additional international only releases in the future, which is an important component of the Company’s future growth internationally.
     As previously noted, the Company anticipates continued improved financial performance for 2010. The global financial-environment, however, remains volatile and the U.S. and global economies could remain significantly challenged for an indeterminate period of time. While historically the movie industry has been somewhat resistant to economic downturns and 2009 was a strong year for box office returns, present economic conditions, which are beyond the Company’s control, could lead to a decrease in discretionary consumer spending. It is difficult to predict the severity and duration of any decrease in consumer spending resulting from the economic downturn and what affect it may have on the movie industry in general and IMAX DMR box-office results in particular. According to various industry reports and trade publications, domestic gross box office as at April 25, 2010 totalled approximately $3.3 billion, an 8.6% increase over the first quarter of 2009 and IMAX DMR films continued to significantly outperform other lower-cost formats on a per screen basis.
     To date, the Company has signed joint revenue sharing arrangements for 178 theater systems, 122 of which have been installed as at March 31, 2010. As the Company adds joint revenue sharing systems to its theater base, the Company’s revenues are increasingly dependent on the box-office performance of the films released to the IMAX network. Accordingly, the Company’s revenues are increasingly exposed to any decline in attendance at commercial IMAX theaters. If the industry were to face declining admissions, commercial exhibitors could become less willing or, as a result of disruptions in the capital and credit markets that may limit exhibitors’ access to capital, less able to invest capital in new IMAX theaters or to fulfil their existing obligations to the Company. As a result, the Company’s revenues could be lower than expected.
     In 2010, the Company expects to explore new areas of brand extension including: 3D in-home entertainment technology; digital re-mastering and 2D-to-3D conversion of movie and television content; increased post-production opportunities; alternative theater content and partnering with technology, studio, programming, content and consumer electronics companies.
LIQUIDITY AND CAPITAL RESOURCES
     Credit Facility
     On November 16, 2009, the Company amended and restated the terms of its senior secured credit facility, which had been scheduled to mature on October 31, 2010. The amended and restated facility (the “Credit Facility”) with a scheduled maturity of October 31, 2013, has a maximum borrowing capacity of $75.0 million, consisting of revolving loans subject to a borrowing base calculation (as described below) and including a sublimit of $20.0 million for letters of credit of up to $40.0 million and a term loan of $35.0 million. Certain of the Company’s subsidiaries serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility. The Credit Facility is collateralized by a first priority security interest in all of the present and future assets of the Company and the Guarantors.
     The terms of the Credit Facility are set forth in the Amended and Restated Credit Agreement (the “Credit Agreement”), dated November 16, 2009, among the Company; Wells Fargo Capital Finance Corporation Canada (formerly Wachovia Capital Finance Corporation (Canada)), as agent, lender, sole lead arranger and sole bookrunner (“Wells Fargo”); and Export Development Canada, as lender (“EDC”), together with Wells Fargo, (the “Lenders”) and in various collateral and security documents entered into by the Company and the Guarantors. Each of the Guarantors has also entered into a guarantee in respect of the Company’s obligations under the Credit Facility.
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
     On March 26, 2010, the Company repaid $10.0 million in outstanding indebtedness under the revolving portion of the Credit Facility. Total amounts drawn and available under the Credit Facility at March 31, 2010, were $40.0 million and $35.0 million, respectively (December 31, 2009 were $50.0 million and $24.8 million, respectively).
     The revolving portion of the Credit Facility bears interest at either (i) LIBOR plus a margin of 2.75% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 1.25% per annum, at the Company’s option. The term loan portion of the Credit Facility bears interest at the Company’s option, at either (i) LIBOR plus a margin of 3.75% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 2.25% per annum. Under the Credit Facility, the effective interest rate for the three months ended March 31, 2010 for the term loan portion was 4.01% (2009 — n/a) and 3.25% for the revolving portion (2009 — 2.27%).
     The Credit Facility provides that so long as the term loan remains outstanding, the Company will be required to maintain: (i) a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1 through December 31, 2010, and (ii) a ratio of funded debt to EBITDA of not more than 1.75:1 thereafter. If the Company repays the term loan in full, it will remain subject to such ratio requirements only if Excess Availability (as defined in the Credit Agreement) is less than $10.0 million or Cash and Excess Availability (as defined in the Credit Agreement) is less than $15.0 million. The ratio of funded debt to EBITDA was 0.43:1 at March 31, 2010, where Funded Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $40.0 million. EBITDA is calculated as follows:

	For the	For the
	3 months ended	12 months ended
EBITDA per Credit Facility:	March 31, 2010	March 31, 2010(1)
(In thousands of U.S. Dollars)
Net earnings	$26,580	$34,242
Add (subtract):
Provision for income taxes	436	450
Interest expense, net of interest income	369	9,709
Depreciation and amortization, including film asset amortization	5,075	19,365
Write-downs net of recoveries including asset impairments and receivable provisions	109	2,180
Stock and other non-cash compensation	9,579	27,908
Other, net	(180)	(418)

	$41,968	$93,436

(1)	Ratio of funded debt calculated using twelve months ended EBITDA
          The Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0; provided, however, that if the Company repays the term loan in full, it will remain subject to such ratio requirement only if Excess Availability is less than $10.0 million or Cash and Excess Availability is less than $15.0 million. At all times, under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. These amounts were $40.0 million and $63.5 million at March 31, 2010, respectively. The Company was in compliance with all of these requirements at March 31, 2010.
          As at March 31, 2010, the Company’s current borrowing capacity under the revolving portion of the Credit Facility was $35.0 million after deduction for outstanding borrowings of $5.0 million, letters of credit and advance payment guarantees of nil and the minimum Excess Availability reserve of $5.0 million, compared with a borrowing capacity as at December 31, 2009, of $24.8 million after deduction for outstanding borrowings of $15.0 million, letters of credit and advanced payment guarantees of $0.3 million and the minimum Excess Availability reserve of $5.0 million.
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
     Letters of Credit and Other Commitments
     As at March 31, 2010, the Company has letters of credit and advance payment guarantees of $nil outstanding (December 31, 2009 — $0.3 million), of which the entire balance has been secured by the Credit Facility.
     The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at March 31,

2010, the Company had letters of credit outstanding of $3.6 million consistent with the level at December 31, 2009, under the Bank of Montreal Facility.
     Cash and Cash Equivalents
     As at March 31, 2010, the Company’s principal sources of liquidity included cash and cash equivalents of $23.5 million, the Credit Facility, anticipated collection from trade accounts receivable of $60.4 million, anticipated collection from financing receivables due in the next 12 months of $11.9 million, and payments expected in the next 12 months on existing backlog deals. As at March 31, 2010, the Company has drawn down $5.0 million on the revolving portion of the Credit Facility, and had letters of credit of $nil outstanding under the Credit Facility and $3.6 million under the Bank of Montreal Facility.
     During the three months ended March 31, 2010, the Company’s operations, including investment in film assets, provided cash of $11.1 million and the Company used cash of $1.2 million to fund capital expenditures. Based on management’s current operating plan for 2010, the Company expects to continue to use cash as it deploys additional theater systems under joint revenue sharing arrangements. Cash flows from joint revenue sharing arrangements are derived from the theater box office and concession revenues and the Company invested directly in the roll out of 5 new theater systems and 1 digital upgrade under joint revenue sharing arrangements during the three months ended March 31, 2010.
     The Company believes that the cash flow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to existing joint revenue sharing arrangements for the next 12 months.
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
     Cash provided by operating activities amounted to $11.1 million for the three months ended March 31, 2010. Changes in other non-cash operating assets as compared to December 31, 2009 include: an increase of $0.2 million in financing receivables; an increase of $22.7 million in accounts receivable largely due to the increase in amounts due from joint revenue sharing arrangements and film studios, which are scheduled to be paid subsequent to quarter end; an increase of $2.3 million in inventories; an increase of $0.3 million in prepaid expenses, which primarily relates to prepaid directors’ and officers’ liability insurance for 2010; and a $0.8 million decrease in other assets which includes a $0.8 million decrease in insurance recoveries receivable. Changes in other non-cash operating liabilities as compared to December 31, 2009 include: an increase in deferred revenue of $2.5 million related to backlog payments received offset by amounts relieved from deferred revenue related to theater system installations in the current period; an increase of $1.4 million in accounts payable and a decrease of $7.5 million in accrued liabilities associated with operating activities. Included in accrued liabilities at March 31, 2010, was $29.9 million in respect of accrued pension obligations.
     Investing Activities
     Net cash used in investing activities amounted to $1.6 million in the three months ended March 31, 2010, which includes an investment in joint revenue sharing equipment of $0.5 million, purchases of $0.7 million in property, plant and equipment, an increase in other assets of $0.2 million and an increase in other intangible assets of $0.1 million.

     Financing Activities
     Net cash used in financing activities in the three months ended March 31, 2010, amounted to $6.1 million due to a $10.0 million repayment of bank indebtedness, offset by the proceeds from the issuance of common shares from stock option redemptions in the period.
     Capital Expenditures
     Capital expenditures including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, and investments in film assets were $3.4 million for the three months ended March 31, 2010, as compared to $9.5 million for the three months ended March 31, 2009.
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
     As at March 31, 2010, the Company had 172 digital theaters installed and operating in exhibitor theaters and 139 digital theater system arrangements in its backlog, which include the significant transactions described below.
     On December 7, 2007, the Company announced a significant joint revenue sharing arrangement with American-Multi Cinemas, Inc. (“AMC”) for the installation of 100 digital projection systems to be installed in the latter half of 2008 through 2010. The Company has projected that the deal will ultimately double the size of the commercial IMAX theater network in North America and triple the number of IMAX theaters in North American multiplexes, which are the primary targets of the Company’s business efforts. The system roll-out has been implemented in three phases of 50 systems, 25 systems and 25 systems, respectively, with the rollout of each phase being subject to the achievement of certain performance thresholds. The Company has met those thresholds for all phases. As of March 31, 2010, the Company has installed 73 of the 100 digital projection systems contracted for under the agreement with AMC.
     The Company and Regal Cinemas, Inc (“Regal”) announced on March 24, 2008 a joint revenue sharing agreement to install 31 digital projection systems at Regal locations in 20 major U.S. markets. As of March 31, 2010, the Company has installed 25 of the 31 digital projection systems. In June 2008, the Company and Hoyts Multiplex Cinemas PTY Ltd (“Hoyts”) entered into a joint revenue sharing arrangement for 4 digital projection systems. To date, the Company has installed 3 of the 4 digital projection systems. In July 2008, the Company signed a joint revenue sharing arrangement with Tokyu Recreation Co., Ltd (“Tokyu”) to install up to 4 digital projection systems, all 4 of which were installed as of March 31, 2010. On March 31, 2010, this arrangement was amended to include an additional 5 digital theaters throughout Japan.
     In September 2008, the Company signed a joint revenue sharing arrangement with Cineplexx Kinobetriebe GMBH (“Cineplexx”) for 3 digital projection systems, 2 of which were installed as of March 31, 2010.
     On October 20, 2009, the Company and Pathé Netherlands, a Europalaces/Pathé company and the largest exhibitor in The Netherlands, announced an agreement to install 2 new IMAX theater systems, as well as a digital upgrade to the exhibitor’s existing film-based system, as part of an expanded joint revenue sharing arrangement between the two companies. In the fourth quarter of 2009, the Company installed 1 new digital theater system and the digital upgrade contracted for under the Agreement. As of March 31, 2010 all theater systems required under the agreement had been installed. During the first quarter, the Company signed a joint revenue sharing agreement for 4 digital theater systems to be located in France with Europalaces SAS, a Europalaces/ Pathé company.
     On March 10, 2010, the Company announced a joint revenue sharing arrangement with CJ CGV Co., Ltd., the largest multiplex cinema chain in South Korea (“CJ CGV”), for up to 15 digital projection systems. Under the terms of its agreement with the Company, CJ CGV will add 10 new digital theaters under joint revenue sharing arrangements, with the option for 5 additional systems and will upgrade 4 of its existing film-based IMAX theaters (which are not under joint revenue sharing arrangements) to digital.

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
     Pension and Postretirement Obligations
     The Company has an unfunded defined benefit pension plan, the SERP, covering Messrs. Gelfond and Wechsler. As at March 31, 2010, the Company had an unfunded and accrued projected benefit obligation of approximately $29.9 million (December 31, 2009 — $29.9 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate. The Company may use the proceeds of life insurance policies taken on Messrs. Gelfond and Wechsler to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. As at March 31, 2010, the cash surrender value of the insurance policies is $7.5 million (December 31, 2009 — $7.3 million).
     In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at March 31, 2010, the Company had an unfunded benefit obligation recorded of $0.4 million (December 31, 2009 — $0.4 million).
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
     Under the terms of SERP, monthly annuity payments payable to Mr. Wechsler, whose employment as Co-CEO terminated effective April 1, 2009, were deferred for six months and were paid in the form of a lump sum plus interest on the deferred amount on October 1, 2009. Thereafter, in accordance with the terms of the SERP, Mr. Wechsler is entitled to receive monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he is entitled to receive remaining benefits in the form of a lump sum payment.
OFF-BALANCE SHEET ARRANGEMENTS
     There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition.

CONTRACTUAL OBLIGATIONS
     Payments to be made by the Company under contractual obligations are as follows:

			Payments Due by Period
	Total
(In thousands of U.S. Dollars)	Obligations	2010	2011	2012	2013	2014	Thereafter
Credit Facility(1)	$40,000	$11,667	$17,500	$5,833	$5,000	$—	$—
Capital lease obligations	137	64	28	24	21	—	—
Operating lease obligations	21,346	4,637	5,933	5,574	2,082	872	2,248
Pension obligations (2)	30,597	15,016	15,581	—	—	—	—
Postretirement benefits obligations	137	13	26	29	33	36	—
Purchase obligations	12,097	12,097	—	—	—	—	—

	$104,314	$43,494	$39,068	$11,460	$7,136	$908	$2,248

(1)	Interest on the Credit Facility is payable monthly in arrears based on the applicable variable rate.

(2)	The SERP assumptions include that Mr. Wechsler will receive a lump sum payment on August 1, 2010 and that Mr. Gelfond will receive a lump sum payment in 2011 upon retirement at the end of the current term of his employment agreement, although Mr. Gelfond has not informed the Company that he intends to retire at that time
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
     For the quarter ended March 31, 2010, the Company recorded a foreign exchange gain of $0.8 million as compared with a foreign exchange loss of $1.2 million in 2009.
     The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies with settlement dates throughout 2009 and 2010. In addition, at March 31, 2010, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered foreign currency hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The notional value of these contracts at March 31, 2010 was $4.6 million (December 31, 2009 — $2.8 million). A gain of $0.2 million was recorded to Other Comprehensive Income with respect to the appreciation in the value of these contracts in the three months ended March 31, 2010 (2009 — ($0.4) million). A gain of $0.6 million for the three months ended March 31, 2010 (2009 — ($0.6) million) was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses. The notional value of forward contracts that do not qualify for hedge accounting at March 31, 2010 was $6.6 million (December 31, 2009 — $4.5 million).
     For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.
     At March 31, 2010, the Company’s net investment in leases and working capital items denominated in Canadian dollar and Euros aggregated to $5.1 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2010, the potential change in the fair value of foreign currency-denominated net investment in leases and working capital items would be $0.5 million.
     Interest Rate Risk Management
     The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.
     As at March 31, 2010, the Company borrowings under the Credit Facility were $40.0 million (December 31, 2009 — $50.0 million).
     The Company’s largest exposure with respect to variable rate debt comes from changes in the London Interbank Offered Rate (LIBOR). The Company had variable rate debt instruments representing approximately 20.0% and 24.7% of its total liabilities as at March 31, 2010 and December 31, 2009, respectively. If interest rates available to the Company increased by 10 percent, the Company’s interest expense would increase by approximately $0.2 million and interest income from cash would increase by approximately less than $0.1 million for the quarter ended March 31, 2010. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate debt and cash balances at March 31, 2010.
     At March 31, 2010 the Company is not exposed to any market risk for fixed rate debt as the Company repurchased all of the remaining $160.0 million of its Senior Notes due December 2010 in 2009.
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
     The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at March 31, 2010 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See note 10 to the interim condensed consolidated financial statements for information regarding legal proceedings involving the Company.
Item 1A. Risk Factors
     There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated April 29, 2010, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated April 29, 2010, by Joseph Sparacio.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated April 29, 2010, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated April 29, 2010, by Joseph Sparacio.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION
Date: April 29, 2010	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer (Principal Financial Officer)

Date: April 29, 2010	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Vice-President, Finance & Controller (Principal Financial Officer)