Form 10-Q
period 2010-06-30
IMAX CORP
filed 2010-07-29
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 22, 2010
Common stock, no par value	63,704,180

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

IMAX CORPORATION
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

IMAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Cash and cash equivalents	$37,008	$20,081
Accounts receivable, net of allowance for doubtful accounts of $2,577 (December 31, 2009 — $2,770)	40,281	37,652
Financing receivables (note 3)	63,235	62,585
Inventories (note 4)	11,880	10,271
Prepaid expenses	5,333	2,609
Film assets	3,384	3,218
Property, plant and equipment (note 5)	59,015	54,820
Other assets (notes 18(c))	11,015	15,140
Goodwill	39,027	39,027
Other intangible assets (note 6)	2,212	2,142

Total assets	$272,390	$247,545

Liabilities
Bank indebtedness (note 8)	$24,792	$50,000
Accounts payable	18,407	16,803
Accrued liabilities (notes 9(a), 9(c), 10, 14(a), 15(b), 17(a), 17(c), and 18(c))	76,247	77,853
Deferred revenue	61,849	57,879

Total liabilities	181,295	202,535

Commitments and contingencies (notes 9 and 10)

Shareholders’ equity
Capital stock (note 15) common shares — no par value. Authorized — unlimited number. Issued and outstanding — 63,670,180 (December 31, 2009 — 62,831,974)	286,792	280,048
Other equity	6,223	6,044
Deficit	(202,105)	(241,988)
Accumulated other comprehensive income	185	906

Total shareholders’ equity	91,095	45,010

Total liabilities and shareholders’ equity	$272,390	$247,545

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
		(note 19)		(note 19)
Revenues
Equipment and product sales	$16,363	$7,138	$27,994	$20,497
Services (note 11(c))	28,792	24,164	69,023	38,466
Rentals (note 11(c))	9,352	7,999	29,203	11,246
Finance income	1,091	1,061	2,161	2,073
Other	—	—	—	1,216

	55,598	40,362	128,381	73,498

Costs and expenses applicable to revenues
Equipment and product sales (note 11(a))	8,019	3,825	16,153	11,067
Services (note 11(a) and 11(c))	18,210	12,688	32,177	21,964
Rentals (note 11(a))	2,329	3,166	4,712	5,332
Other (note 11(a))	—	—	—	245

	28,558	19,679	53,042	38,608

Gross margin	27,040	20,683	75,339	34,890
Selling, general and administrative expenses (note 11(b)) (including share-based compensation recovery of $3.8 million and $5.6 million expense for the three and six months ended June 30, 2010, respectively (2009 - $4.2 million and $4.6 million, respectively))	11,133	12,258	30,662	23,162
Research and development	1,219	1,185	2,462	1,732
Amortization of intangibles	115	136	245	281
Receivable provisions, net of recoveries (note 13)	353	480	366	990

Income from operations	14,220	6,624	41,604	8,725
Interest income	13	5	297	26
Interest expense	(535)	(4,071)	(1,187)	(8,498)
Gain on repurchase of Senior Notes due December 2010 (note 7)	—	444	—	444

Income from continuing operations before income taxes	13,698	3,002	40,714	697
Provision for income taxes	(396)	(282)	(831)	(541)

Income from continuing operations	13,302	2,720	39,883	156
Loss from discontinued operations (note 19)	—	(159)	—	(236)

Net Income (loss)	$13,302	$2,561	$39,883	$(80)

Net income per share — Basic and Diluted: (note 15(c))
Net income per share from continuing operations	$0.21	$0.06	$0.63	$—
Net income per share from discontinued operations	—	—	—	—

	$0.21	$0.06	$0.63	$—

Net income per share from continuing operations — diluted	$0.20	$0.05	$0.60	$—
Net income per share from discontinued operations — diluted	—	—	—	—

	$0.20	$0.05	$0.60	$—

Comprehensive income consists of: (note 14(b))
Net income (loss)	$13,302	$2,561	$39,883	$(80)
Amortization of prior service cost	—	27	—	53
Amortization of actuarial gain on defined benefit plan	—	(124)	—	(248)
Unrealized hedging gain (loss) (note 18(c))	(387)	1,312	(179)	831
Realization of hedging gains upon settlement (note 18(c))	7	(398)	(542)	(313)

Comprehensive income, net of income taxes	$12,922	$3,378	$39,162	$243

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)
(Unaudited)

	Six Months
	Ended June 30,
	2010	2009
		(note 19)
Cash provided by (used in):
Operating Activities
Net income (loss)	$39,883	$(80)
Net loss from discontinued operations	—	236
Items not involving cash:
Depreciation and amortization (note 12(c))	10,696	9,062
Write-downs, net of recoveries (note 12(d))	578	1,623
Change in deferred income taxes	—	121
Stock and other non-cash compensation	6,050	5,441
Foreign currency exchange (gain) loss	729	(751)
Gain on repurchase of Senior Notes due December 2010	—	(444)
Change in cash surrender value of life insurance	47	(36)
Investment in film assets	(5,725)	(4,990)
Changes in other non-cash operating assets and liabilities (note 12(a))	(12,335)	(8,040)
Net cash provided by operating activities from discontinued operations (note 19)	—	(155)

Net cash provided by operating activities	39,923	1,987

Investing Activities
Purchase of property, plant and equipment	(2,808)	(506)
Investment in joint revenue sharing equipment	(2,325)	(12,747)
Investment in joint venture	(667)	—
Cash surrender value of life insurance	3,179	—
Acquisition of other assets	(39)	(374)
Acquisition of other intangible assets	(298)	(190)

Net cash used in investing activities	(2,958)	(13,817)

Financing Activities
Repayment of bank indebtedness	(25,208)	—
Repurchase of Senior Notes Due December 2010	—	(43,367)
Common shares issued — public offerings, net of offering expenses paid	—	76,755
Shelf registration fees paid	—	(38)
Common shares issued — stock options exercised (note 15(b))	5,057	969

Net cash (used in) provided by financing activities	(20,151)	34,319

Effects of exchange rate changes on cash	113	(506)

Increase in cash and cash equivalents during the period	16,927	21,983

Cash and cash equivalents, beginning of period	20,081	27,017

Cash and cash equivalents, end of period	$37,008	$49,000

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
     The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). The Company has 8 film production companies that are VIEs. As the Company has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE for 2 of the film production companies, the Company has determined that it is the primary beneficiary of these entities. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets and total liabilities of $nil as at June 30, 2010 (December 31, 2009 — less than $0.1 million). For the other 6 film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at June 30, 2010, these 6 VIEs have total assets of $3.5 million (December 31, 2009 — $3.8 million) and total liabilities of $3.5 million (December 31, 2009 — $3.8 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil for the three and six months ended June 30, 2010, respectively (2009 — $nil). The carrying value of these investments in VIEs that are not consolidated is $nil at June 30, 2010 (December 31, 2009 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statement of operations.
     During the second quarter of 2010, the Company invested in an ownership interest in a new business venture. The Company accounts for this investment using the cost method of accounting as the Company’s rights under the agreement or percentage of ownership currently do not grant it significant influence over the venture’s operations. The Company has determined it is not the primary beneficiary of this VIE. The investment has been recorded at historical cost and has been included in other assets. Any additional contributions will increase the investment cost and any dividends or distributions received will reduce the investment cost. The Company’s investments are evaluated for impairment periodically and the investment cost will be adjusted accordingly if there are indications that the possibility of recovery is doubtful. The carrying value of this investment at June 30, 2010 is $0.7 million.
     All significant intercompany accounts and transactions, including all unrealized intercompany profits on transactions with equity-accounted investees, have been eliminated.
     The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
     These interim financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K for the year ended December 31, 2009 (the 2009 Form 10-K”) which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company’s financial statements for the year ended December 31, 2009, except as noted below.

2. New Accounting Standards and Accounting Changes
Changes in Accounting Policies
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets—an amendment to FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. It also removes the concept of qualifying special-purpose entities (“SPEs”) from SFAS 140 and removes the exception from applying FIN 46R to VIEs that are qualifying SPEs. SFAS 166 applies to all entities and is effective for the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with earlier application prohibited. In December 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets” (“ASU 2009-16”). The purpose of this ASU is to bring SFAS 166 into the Codification. The application of ASU 2009-16 did not have a material impact on the Company’s financial condition or results of operations.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FIN 46R to improve financial reporting by enterprises involved with VIEs and provides more relevant and reliable information to users of financial statements. Specifically, SFAS 167 eliminates the quantitative approach previously required under FIN 46R for determining the primary beneficiary of a VIE. SFAS 167 has the same scope as FIN 46R, with the addition of entities previously considered qualifying SPEs and is effective for the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with earlier application prohibited. In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). The purpose of this ASU is to bring SFAS 167 into the Codification. The application of ASU 2009-17 did not have a material impact on the Company’s financial condition or results of operations.
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
     During 2010, the FASB has issued several ASU’s – ASU No. 2010-01 through ASU No. 2010-19. Except for ASU No. 2010-06 discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.
3. Financing Receivables
     Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	June 30,	December 31,
	2010	2009
Gross minimum lease payments receivable	$56,500	$64,779
Unearned finance income	(15,540)	(18,939)

Minimum lease payments receivable	40,960	45,840
Accumulated allowance for uncollectible amounts	(6,089)	(5,734)

Net investment in leases	34,871	40,106

Gross financed sales receivables	41,540	32,526
Unearned finance income	(13,009)	(9,869)

Financed sales receivables	28,531	22,657
Accumulated allowance for uncollectible amounts	(167)	(178)

Net financed sales receivables	28,364	22,479

Total financing receivables	$63,235	$62,585

Net financed sales receivables due within one year	$3,399	$4,304
Net financed sales receivables due after one year	$24,965	$18,175
     As at June 30, 2010, the financed sale receivables had a weighted average effective interest rate of 9.3% (December 31, 2009 — 9.4%).
4. Inventories

	June 30,	December 31,
	2010	2009
Raw materials	$5,033	$4,045
Work-in-process	1,329	983
Finished goods	5,518	5,243

	$11,880	$10,271

     At June 30, 2010, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $2.5 million (December 31, 2009 — $1.6 million).
     Inventories at June 30, 2010 include provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $3.7 million (December 31, 2009 — $3.8 million).

5. Property, Plant and Equipment

	As at June 30, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$73,120	$32,869	$40,251
Camera equipment(5)	6,355	5,968	387

	79,475	38,837	40,638

Assets under construction(3)	5,652	—	5,652

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	8,655	6,068
Office and production equipment(4)	26,138	23,204	2,934
Leasehold improvements	8,604	6,474	2,130

	51,058	38,333	12,725

	$136,185	$77,170	$59,015

	As at December 31, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$68,349	$30,240	$38,109
Camera equipment(5)	5,954	5,954	—

	74,303	36,194	38,109

Assets under construction(3)	3,700	—	3,700

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	8,404	6,319
Office and production equipment(4)	27,145	24,347	2,798
Leasehold improvements	8,421	6,120	2,301

	51,882	38,871	13,011

	$129,885	$75,065	$54,820

(1)	Included in theater system components are assets with costs of $21.1 million (December 31, 2009 — $21.3 million) and accumulated depreciation of $20.0 million (December 31, 2009 — $20.2 million) that are leased to customers under operating leases.

(2)	Included in theater system components are assets with costs of $47.7 million (December 31, 2009 — $42.7 million) and accumulated depreciation of $9.5 million (December 31, 2009 — $6.7 million) that are used in joint revenue sharing arrangements.

(3)	Included in assets under construction are components with costs of $4.3 million (December 31, 2009 — $3.1 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.

(4)	Included in office and production equipment are assets under capital lease with costs of $1.5 (December 31, 2009 — $1.5 million) and accumulated depreciation of $1.4 (December 31, 2009 — $1.3 million).

(5)	Included in camera equipment is fully amortized equipment still in use by the Company.

6. Other Intangible Assets

	As at June 30, 2010
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$6,830	$4,664	$2,166
Intellectual property rights	100	54	46
Other	250	250	—

	$7,180	$4,968	$2,212

	As at December 31, 2009
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$6,543	$4,452	$2,091
Intellectual property rights	100	49	51
Other	250	250	—

	$6,893	$4,751	$2,142

     The Company expects to amortize approximately $0.2 million of other intangible assets for the remainder of 2010 and $0.3 million for each of the next 5 years, respectively. Fully amortized other intangible assets are still in use by the Company.
     During the six months ended June 30, 2010, the Company acquired $0.3 million in patents and trademarks. The residual value of these patents and trademarks was $0.3 million as at June 30, 2010. The weighted average amortization period for these additions was 10 years.
     During the three and six months ended June 30, 2010, the Company did not incur costs to renew or extend the term of acquired other intangible assets.
7. Senior Notes due December 2010
     As at June 30, 2009, the Company had outstanding $115.7 million in principal amount of Senior Notes due December 1, 2010 (the “Senior Notes”). During the remainder of 2009, the Company repurchased all $160.0 million aggregate principal amount outstanding.
     On June 9, 2009, the Company entered into an agreement with funds managed by Plainfield Asset Management LLC (collectively, “Plainfield”), pursuant to which the Company repurchased $44.3 million aggregate principal amount of the Company’s 9.625% Senior Notes from Plainfield at a price of $977.50 per $1,000 principal amount of Senior Notes. The Company paid cash to Plainfield and as a result, reacquired its bonds, thereby releasing the Company from further obligations to Plainfield under the indenture governing the Senior Notes. The Company accounted for the bond repurchase in accordance with Accounting Principles Board Opinion No. 26 “Early Extinguishment of Debt,” whereby the net carrying amount of the debt extinguished was the face value of the bonds ($44.3 million) adjusted for any unamortized premium, discount and costs of issuance, which resulted in a gain of $0.4 million in the three and six month periods ended June 30, 2009.
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
     The revolving portion of the Credit Facility permits maximum aggregate borrowings equal to the lesser of:
     (i) $40.0 million, and
     (ii) a collateral calculation based on the percentages of the book values of the Company’s net investment in sales-type leases, financing receivables, certain trade accounts receivable, finished goods inventory allocated to backlog contracts and the appraised values of the expected future cash flows related to operating leases and the Company’s owned real property, reduced by certain accruals and accounts payable and subject to other conditions, limitations and reserve right requirements. It is also reduced by the settlement risk on its foreign currency forward contracts when the notional value exceeds the fair value of the forward contracts.
     The revolving portion of the Credit Facility bears interest at either (i) LIBOR plus a margin of 2.75% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 1.25% per annum, at the Company’s option. The term loan portion of the Credit Facility bears interest at the Company’s option, at either (i) LIBOR plus a margin of 3.75% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 2.25% per annum. Under the Credit Facility, the effective interest rate for the three and six months ended June 30, 2010 for the term loan portion was 4.04% and 4.03%, respectively (2009 – n/a) and 4.50% and 3.56%, respectively for the revolving portion (2009 — 2.16% and 2.22%).
     The Credit Facility provides that so long as the term loan remains outstanding, the Company will be required to maintain: (i) a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1 through December 31, 2010, and (ii) a ratio of funded debt to EBITDA of not more than 1.75:1 thereafter. If the Company repays the term loan in full, it will remain subject to such ratio requirements only if Excess Availability (as defined in the Credit Agreement) is less than $10.0 million or Cash and Excess Availability (as defined in the Credit Agreement) is less than $15.0 million. The Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0; provided, however, that if the Company repays the term loan in full, it will remain subject to such ratio requirement only if Excess Availability is less than $10.0 million or Cash and Excess Availability is less than $15.0 million. At all times, under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. These amounts were $45.0 million and $82.0 million at June 30, 2010 respectively. The Company was in compliance with all of these requirements at June 30, 2010.
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
     Bank indebtedness includes the following:

	June 30,	December 31,
	2010	2009
Term Loan	$24,792	$35,000
Revolving Credit Facility	—	15,000

	$24,792	$50,000

     During 2010, the Company repaid $15.0 million of its remaining outstanding indebtedness under the revolving portion of the Credit Facility and $10.2 million of its term loan. Total amounts drawn and available under the Credit Facility at June 30, 2010 were $24.8 million and $40.0 million, respectively (December 31, 2009 were $50.0 million and $24.8 million, respectively).
     As at June 30, 2010, the Company’s current borrowing capacity under the revolving portion of the Credit Facility was $40.0 million after deduction for the minimum Excess Availability reserve of $5.0 million. Outstanding borrowings and letters of credit and advance payment guarantees were $nil as at June 30, 2010. As at December 31, 2009, the borrowing capacity was $24.8 million after deduction for outstanding borrowings of $15.0 million, letters of credit and advanced payment guarantees of $0.3 million and the minimum Excess Availability reserve of $5.0 million.
     In accordance with the loan agreement, the Company is obligated to make payments on the principal of the term loan as follows:

2010 (six months remaining)	$1,459
2011	17,500
2012	5,833
2013	—
2014	—
Thereafter	—

$24,792

Wells Fargo Foreign Exchange Facility
     Within the Credit Facility entered into on November 16, 2009, the Company has a $10.0 million sublimit to cover the Company’s settlement risk on its purchased foreign currency forward contracts and/or other swap arrangements as defined in the Credit Facility. The settlement risk on its foreign currency forward contracts was $0.6 million at June 30, 2010 as the notional value exceeded the fair value of the forward contracts. The Company can enter into such arrangements up to a notional amount of $50.0 million, of which $18.2 million is remaining.
Bank of Montreal Facilities
     At June 30, 2010, the Company has available a $10.0 million facility (December 31, 2009 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at June 30, 2010, the Company has letters of credit outstanding of $4.2 million as compared to $3.6 million as at December 31, 2009 under the Bank of Montreal Facility.
     During 2009, the Company had available a $5.0 million facility solely used to cover the Company’s settlement risk on its purchased foreign currency forward contracts entered into prior to December 2009. The facility was fully insured by EDC. As at June 30, 2010, all of the foreign currency contracts subject to the $5.0 million facility have matured and the facility is no longer available to the Company. The settlement risk on its foreign currency forward contracts was $nil on December 31, 2009 as the fair value exceeded the notional value of the forward contracts.

9. Commitments
     (a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided by amortizing the benefit straight-line over the remaining term of the lease. Total minimum annual rental payments to be made by the Company under operating leases as at June 30, 2010 for each of the years ended December 31, are as follows:

	Operating
	Leases	Capital Leases
2010 (six months remaining)	$3,097	$32
2011	5,922	26
2012	5,566	22
2013	2,075	20
2014	869	—
Thereafter	2,248	—

	$19,777	$100

     Rent expense was $1.2 million and $2.3 million for three and six months ended June 30, 2010, respectively (2009 — $1.3 million and $2.6 million, respectively) net of sublease rental of $0.1 million and $0.2 million, respectively (2009 — $0.1 million and $0.2 million, respectively).
     Recorded in the accrued liabilities balance as at June 30, 2010 is $4.4 million (December 31, 2009 — $5.0 million) related to accrued rent and lease inducements being recognized as an offset to rent expense over the term of the lease.
     Purchase obligations under long-term supplier contracts as at June 30, 2010 were $13.5 million (December 31, 2009 — $9.3 million).
     (b) As at June 30, 2010, the Company has letters of credit and advance payment guarantees secured by the Credit Facility of $nil (December 31, 2009 — $0.3 million) outstanding. As at June 30, 2010, the Company also has letters of credit outstanding of $4.2 million as compared to $3.6 million as at December 31, 2009, under the Bank of Montreal Facility.
     (c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At June 30, 2010, $1.2 million (December 31, 2009 —$0.7 million) of commissions have been accrued and will be payable in future periods.
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
     (a) In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. (“3DMG”), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. (“In-Three”) alleging patent infringement. On March 10, 2006, the Company and In-Three entered into a settlement agreement settling the dispute between the Company and In-Three. Despite the settlement reached between the Company and In-Three, co-plaintiff 3DMG refused to dismiss its claims against In-Three. Accordingly, the Company and In-Three moved jointly for a motion to dismiss In-Three’s claims. On July 8, 2010, the Court denied the joint motion to dismiss. On May 15, 2006, the Company initiated arbitration against 3DMG before the International Centre for Dispute Resolution in New York (“ICDR”), alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the Arbitration Panel unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. The proceeding was suspended on May 4, 2009 due to failure of 3DMG to pay fees associated with the proceeding. The Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.
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
     (d) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 and July 20, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on December 10, 2007. On September 16, 2008, the Court issued a memorandum opinion and order, denying the motion. On October 6, 2008, the defendants filed an answer to the amended complaint. On October 31, 2008, the plaintiffs filed a motion for class certification. Fact discovery on the merits commenced on November 14, 2008 and is ongoing. On March 13, 2009, the Court granted a second prospective lead plaintiff’s request to file a motion for reconsideration of the Court’s order naming Westchester Capital Management, Inc. as the lead plaintiff and issued an order denying without prejudice plaintiff’s class certification motion pending resolution of the motion for reconsideration. On June 29, 2009, the Court granted the motion for reconsideration and appointed Snow Capital Investment Partners, L.P. as the lead plaintiff and Coughlin Stoia Geller Rudman & Robbins LLP as lead plaintiff’s counsel. Westchester Capital Management, Inc. appealed this decision, but the U.S. Court of Appeals for the Second Circuit denied its petition on October 1, 2009. On April 22, 2010, the new lead plaintiff filed its motion for class certification, and defendants filed their oppositions to the motion on June 10, 2010. The lawsuit is at an early stage and as a result the Company is not able to estimate a potential loss exposure at this time. The Company will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.
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
     (f) On September 7, 2007, Catalyst Fund Limited Partnership II (“Catalyst”), a holder of the Company’s Senior Notes, commenced an application against the Company in the Ontario Superior Court of Justice for a declaration of oppression pursuant to sections 229 and 241 of the Canada Business Corporations Act (“CBCA”) and for a declaration that the Company is in default of the Indenture governing its now retired Senior Notes. In its application against the Company, Catalyst challenged the validity of the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the Indenture and alleged common law fraud. On September 26, 2008, on the Company’s motion, the Ontario Superior Court stayed Catalyst’s application in Canada on the basis of Catalyst having brought similar claims against the Company in the State of New York, and ordered Catalyst to pay the Company’s costs associated with the motion. On April 27, 2009, the Supreme Court of the State of New York disposed of Catalyst’s claims against the Company in the State of New York (see note 10(g) for additional information). The time for Catalyst to appeal the dismissal of its claim by the New York court expired on February 8, 2010, without Catalyst perfecting an appeal.
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
     (i) On December 12, 2009, the Company filed a complaint in the Supreme Court of New York against Cinemark alleging breach of contract, fraud, tortious interference with existing and prospective economic relations, breach of the implied warranty of good faith and fair dealing, misappropriation of trade secrets, unjust enrichment and deliberate acts of bad faith in connection with the introduction and operation of a new Cinemark theater prototype. The lawsuit has since been removed to federal court in New York and the tort claims have been dismissed without prejudice to the Company’s right to replead those claims. The Company seeks unspecified damages from Cinemark on its breach of contract claims. The lawsuit is at a very early stage and no assurances can be given with respect to the ultimate outcome of the suit.

     (j) In November 2009, the Company filed suit against Sanborn Theatres (“Sanborn”) in the United States District Court for the Central District of California alleging breach of Sanborn’s agreement to make payments for the purchase of two IMAX theater systems from the Company and seeking $1.7 million in compensatory damages. After granting Sanborn notice of default in connection with the failure to make required payments under the agreement and upon Sanborn’s failure to cure, IMAX terminated its agreement with Sanborn. On April 8, 2010, Sanborn filed suit against the Company and AMC Entertainment Inc. (“AMC”) and Regal Cinemas, Inc. (“Regal”) in California Superior Court alleging breach of contract, fraud and unfair competition against the Company and alleging intentional interference with contractual relations against AMC and Regal. The lawsuits are at early stages and as a result the Company is not able to estimate a potential loss exposure, if any, at this time. The Company will vigorously prosecute its claims and defenses in both matters, although no assurances can be given with respect to the outcome of such proceedings.
     (k) Since June 2006, the Company has been subject to ongoing informal inquiries by the SEC and the OSC. The Company has been cooperating with these inquiries and believes that they principally relate to the timing of recognition of the Company’s theater system installation revenue in 2005 and related matters. Although the Company cannot predict the timing of developments and outcomes in these inquiries, they could result at any time in developments (including charges or settlement of charges) that could have material adverse effects on the Company. These effects could include payments of fines or disgorgement or other relief with respect to the Company or its officers or employees that could be material to the Company. Such developments could also have an adverse effect on the Company’s defense of the class action lawsuits referred to above.
     (l) In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.
     (m) In the normal course of business, the Company enters into agreements that may contain features that meet the definition of a guarantee. The Guarantees Topic of the FASB ASC defines a guarantee to be a contract (including an indemnity) that contingently requires the Company to make payments (either in cash, financial instruments, other assets, shares of its stock or provision of services) to a third party based on (a) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (b) failure of another party to perform under an obligating agreement or (c) failure of another third party to pay its indebtedness when due.
Financial Guarantees
     The Company has provided no significant financial guarantees to third parties.
Product Warranties
     The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the condensed consolidated balance sheets:

	June 30,	December 31,
	2010	2009
Balance at the beginning of period	$36	$33
Warranty expenses	(65)	(41)
Warranties issued	80	115
Revisions	—	(71)

Balance at the end of period	$51	$36

Director/Officer Indemnifications
     The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheets as at June 30, 2010 and December 31, 2009 with respect to this indemnity.
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
11. Condensed Consolidated Statements of Operations Supplemental Information
(a) Selling Expenses
     The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs, included in costs and expenses applicable to revenues-equipment and product sales, totaled $0.4 million and $0.6 million for the three and six months ended June 30, 2010, respectively (2009 — $0.3 million and $0.6 million, respectively).
     Film exploitation costs, including advertising and marketing, totaled $0.5 million and $1.1 million for the three and six months ended June 30, 2010, respectively (2009 — $0.5 million and $1.1 million, respectively) and are recorded in costs and expenses applicable to revenues-services as incurred.
     Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $0.4 million and $0.8 million for the three and six months ended June 30, 2010, respectively (2009 — $0.6 million and $1.0 million, respectively). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rental as incurred. These costs totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2010, respectively (2009 — $0.9 million and $1.2 million, respectively).

(b) Foreign Exchange
     Included in selling, general and administrative expenses for the three and six months ended June 30, 2010 is a $0.9 million and $0.6 million loss, respectively, for net foreign exchange losses related to the translation of foreign currency denominated monetary assets and liabilities and foreign exchange contracts compared with a translation gain of $2.5 million and $1.3 million for the three and six months ended June 30, 2009, respectively. See note 18(c) for additional information.
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
     The Company has signed joint revenue sharing agreements with 10 exhibitors for a total of 196 theater systems, of which 126 theaters were operating as of June 30, 2010, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(n) of the Company’s 2009 Form 10-K.
     Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Rentals revenue and for the three and six months ended June 30, 2010 amounted to $8.5 million and $27.4 million, respectively (2009 — $7.2 million and $9.1 million, respectively).
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
     For the six months ended June 30, 2010, 8 IMAX DMR films were exhibited through the IMAX theater network. The Company has entered into arrangements with film producers to convert 7 additional films which are expected to be released during the remainder of 2010, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(n) of the Company’s 2009 Form 10-K.
     Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three and six months ended June 30, 2010 amounted to $14.5 million and $38.0 million, respectively (2009 — $12.1 million and $15.8 million, respectively).
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

     At June 30, 2010, the Company has 1 significant co-produced film arrangement which makes up 50% of the VIE total assets and liabilities balance of $3.5 million and 3 other co-produced film arrangements, the terms of which are similar.
     For the three and six months ended June 30, 2010, amounts totaling $2.1 million and $3.7 million, respectively (2009 — $2.0 million and $3.8 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.
12. Condensed Consolidated Statements of Cash Flows Supplemental Information
     (a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Six Months
	Ended June 30,
	2010	2009
Decrease (increase) in:
Accounts receivable	$(2,563)	$(7,645)
Financing receivables	(1,232)	(2,812)
Inventories	(4,513)	2,421
Prepaid expenses	(2,724)	(913)
Commissions and other deferred selling expenses	(757)	(1,107)
Insurance recoveries	521	554
Other assets	845	—
Increase (decrease) in:
Accounts payable	671	2,148
Accrued and other liabilities	(6,553)	1,441
Deferred revenue	3,970	(2,127)

	$(12,335)	$(8,040)

     (b) Cash payments made on account of:

	Six Months
	Ended June 30,
	2010	2009
Income taxes	$332	$190

Interest	$1,104	$8,112

     (c) Depreciation and amortization are comprised of the following:

	Six Months
	Ended June 30,
	2010	2009
Film assets	$5,741	$3,826
Property, plant and equipment
Joint revenue sharing arrangements	2,815	1,914
Other property, plant and equipment	1,743	2,364
Other intangible assets	229	281
Deferred financing costs	168	677

	$10,696	$9,062

     (d) Write-downs, net of recoveries, are comprised of the following:

	Six Months
	Ended June 30,
	2010	2009
Asset Impairments
Property, plant and equipment(1)	$17	$—
Accounts receivables	10	110
Financing receivables	355	1,317
Inventories(2)	196	196

	$578	$1,623

Inventory Charges
Recorded in costs and expenses applicable to revenues — product & equip. sales	$—	$50
Recorded in costs and expenses applicable to revenues — services	196	146

	$196	$196

(1)	The Company recorded an asset impairment charge of $nil (2009 — $0.1 million) against property, plant and equipment after the Company assessed the carrying values of certain assets in light of their future expected use.

(2)	In the six months ended June 30, 2010, the Company recorded a charge of $nil (2009 — $0.1 million) in costs and expenses applicable to revenues – equipment and product sales and $0.2 million (2009 — $0.1 million) in costs and expenses applicable to revenues – services, primarily for its film-based projector inventories due to lower net realizable values resulting from the Company’s development of a digital projection system.
13. Receivable Provisions, Net of Recoveries

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Accounts receivable provisions, net of recoveries	$16	$91	$10	$110
Financing receivables, net of recoveries	337	389	356	880

Receivable provisions, net of recoveries	$353	$480	$366	$990

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
     As at June 30, 2010, the Company had net deferred income tax assets after valuation allowance of $nil (December 31, 2009 — $nil). As at June 30, 2010, the Company had a net deferred income tax asset before valuation allowance of $61.9 million (December 31, 2009 — $71.6 million), against which the Company is carrying a $61.9 million valuation allowance (December 31, 2009 — $71.6 million). Based on current trends, the Company believes it is reasonably possible that some or all of the valuation allowance will be released in a subsequent period. The determination of whether a valuation allowance is required will be based on the weight of available evidence, both positive and negative, available to the Company.

     As at June 30, 2010 and December 31, 2009, the Company had total unrecognized tax benefits (including interest and penalties) of $4.7 million and $4.4 million, respectively, for international withholding taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, state, provincial and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
     Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of operations rather than income tax expense. The Company recognized approximately $0.1 million and $0.1 million in potential interest and penalties associated with unrecognized tax benefits for the three and six months ended June 30, 2010, respectively (2009 — $0.1 million and $0.1 million, respectively).
     (b) Income Tax Effect on Comprehensive Income
     The income tax expense related to the following items comprising other comprehensive income are:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Amortization of prior service cost	—	10	—	20
Amortization of actuarial gain on defined benefit plan	—	47	—	94
Unrealized hedging gain	—	—	—	47

	$—	$57	$—	$161

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
(b) Stock-Based Compensation
     The Company has five stock-based compensation plans that are described below. The compensation costs recorded in the condensed consolidated statement of operations for these plans were a recovery of $3.7 million and an expense of $5.6 million for the three and six months ended June 30, 2010, respectively (2009 — expense of $4.2 million and $4.7 million, respectively). No income tax benefit is recorded in the condensed consolidated statement of operations for these costs.
Stock Option Plan
     The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants. The Company recorded an expense of $1.1 million and $1.7 million for the three and six months ended June 30, 2010, respectively (2009 — $0.5 million and $0.9 million, respectively), related to grants issued to employees and directors in the plan.
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
     The weighted average fair value of all common share options, granted to employees for the three and six months ended June 30, 2010 at the measurement date was $8.00 per share and $7.27 per share, respectively (2009 — $3.84 per share and $3.34 per share, respectively). The following assumptions were used:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Average risk-free interest rate	3.09%	3.33%	3.11%	3.11%
Expected option life (in years)	2.99 - 5.33	5.41 - 5.59	2.99 - 5.39	5.41 - 5.85
Expected volatility	61%	62%	61%	62%
Annual termination probability	0% - 9.69%	0% - 10.30%	0% - 9.69%	0% - 10.30%
Dividend yield	0%	0%	0%	0%
     As at June 30, 2010, the Company has reserved a total of 12,734,036 (December 31, 2009 — 12,566,395) common shares for future issuance under the Stock Option Plan, of which options in respect of 6,360,976 common shares are outstanding at June 30, 2010. All awards of stock options are made at fair market value of the Company’s Common Shares on the date of grant. The fair market value of a Common Share on a given date means the higher of the closing price of a Common Share on the grant date (or the most recent trading date if the grant date is not a trading date) on the NASDAQ Global Market, the Toronto Stock Exchange (the “TSX”) and such national exchange, as may be designated by the Company’s Board of Directors (the “Fair Market Value”). The options generally vest between one and 5 years and expire 10 years or less from the date granted. The Stock Option Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan. At June 30, 2010, options in respect of 3,093,225 common shares were vested and exercisable.
     The following table summarizes certain information in respect of option activity under the Stock Option Plan for the six month periods ended June 30:

			Weighted Average Exercise
	Number of Shares		Price Per Share
	2010	2009	2010	2009
Options outstanding, beginning of year	6,173,795	6,686,182	$6.52	$5.97
Granted	1,047,689	191,858	17.76	5.25
Exercised	(838,206)	(262,959)	6.03	3.68
Forfeited	—	(22,750)	—	5.94
Expired	(22,302)	(100,729)	22.68	9.84
Cancelled	—	(9,250)	—	18.51

Options outstanding, end of period	6,360,976	6,482,352	8.38	5.96

Options exercisable, end of period	3,093,225	4,402,330	6.05	6.44

     During the three and six months ended June 30, 2010, the Company did not cancel any stock options from its Stock Option Plan (2009 — 3,250 and 9,250, respectively) surrendered by Company employees. Compensation cost which is fully recognized at the cancellation date was not reversed for options cancelled.
     As at June 30, 2010, 5,794,288 options were fully vested or are expected to vest with a weighted average exercise price of $8.30, aggregate intrinsic value of $40.6 million and weighted average remaining contractual life of 4.5 years. As at June 30, 2010, options that are exercisable have an intrinsic value of $27.4 million and a weighted average remaining contractual life of 3.2 years. The intrinsic value of options exercised in the three and six months ended June 30, 2010 was $2.6 million and $8.3 million, respectively (2009 — $0.1 million and $0.3 million, respectively).
Options to Non-Employees
     During the three and six months ended June 30, 2010, an aggregate of 50,000 and 61,217 common share options to purchase the Company’s common stock with an average exercise price of $18.98 and $18.12, respectively (2009 — $4.05 and $4.05, respectively) were granted to certain advisors and strategic partners of the Company. These options have a maximum contractual life of 7 years. The option vesting ranges from immediately to five years. These options were granted under the Stock Option Plan.
     As at June 30, 2010, non-employee options outstanding amounted to 91,885 options (2009 — 423,314) with a weighted average exercise price of $13.43 (2009 — $5.79). 11,217 options (2009 — 330,980) were exercisable with an average weighted exercise price of $14.31 (2009 — $6.28) and the vested options have an aggregate intrinsic value of less than $0.1 million (2009 — $0.7 million). The weighted average fair value of options granted to non-employees during the three and six months ended June 30, 2010 at the measurement date was $8.08 and $8.15 per share, respectively (2009 — $2.34 per share), utilizing a Binomial Model with the following underlying assumptions for periods ended June 30:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Average risk-free interest rate	3.12%	N/A	3.10%	2.03%
Contractual option life	6.84 years	N/A	6 - 6.84 years	6 years
Average expected volatility	61%	N/A	61%	62%
Dividend yield	0%	N/A	0%	0%
     For the three and six months ended June 30, 2010, the Company recorded a charge of less than $0.1 million and $0.1 million, respectively (2009 — less than $0.1 million and less than $0.1 million, respectively) to cost and expenses related to the non-employee stock options.
Restricted Common Shares
     Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 160,000 restricted common shares or pay their cash equivalent. The restricted shares are required to be issued, or payment of their cash equivalent, upon request by the employees at any time. The aggregate intrinsic value of the awards outstanding at June 30, 2010 is $2.3 million (December 31, 2009 — $2.1 million). The Company accounts for the obligation as a liability, which is classified within accrued liabilities. The Company has recorded a recovery of $0.5 million and an expense of $0.2 million for the three and six months ended June 30, 2010, respectively (2009 — expense of $0.6 million and $0.6 million, respectively), due to the changes in the Company’s stock price during the period.
Stock Appreciation Rights
     There were no stock appreciation rights (“SARs”) granted during the second quarter of 2010 and 2009. During 2007, 2,280,000 SARs with a weighted average exercise price of $6.20 per right were granted to certain Company executives. During the first quarter of 2010, 210,000 SARS were cash settled for $2.1 million. The average exercise price for the settled SARS during the first quarter of 2010 was $4.34 per SAR. During the second quarter of 2010, 270,000 SARS were cash settled for $3.3 million. The average exercise price for the settled SARS during the second quarter of 2010 was $5.74 per SAR. As at June 30, 2010, 1,530,000 SARs were outstanding, of which 1,335,000 SARs were exercisable. The SARs vesting period ranges from immediately upon granting to 5 years, with a remaining contractual life ranging from 3.51 to 7.51 years as at June 30, 2010. The SARs had an average fair value of $8.20 per right as at June 30, 2010 (December 31, 2009 — $7.37). The Company accounts for the obligation of these SARs as a liability (June 30, 2010 — $12.4 million; December 31, 2009 — $14.1 million), which is classified within accrued liabilities. The Company has recorded a recovery of $4.4 million and a $3.6 million expense for the three and six months ended June 30, 2010, respectively (2009 — expense of $3.1 million and $3.2 million, respectively) to selling, general and administrative expenses related to these SARs. The following assumptions were used for measuring the fair value of the SARs:

	As at	As at
	June 30,	December 31,
	2010	2009
Average risk-free interest rate	0.90%	1.17%
Expected option life (in years)	0.62 - 3.96	0.15 - 3.48
Expected volatility	61%	62%
Annual termination probability	0% - 9.69%	0% - 9.69%
Dividend yield	0%	0%
Warrants
     There were no warrants issued during the three and six months ended or outstanding as at June 30, 2010 and 2009.
(c) Earnings (loss) per Share
     Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net income (loss) from continuing operations applicable to common shareholders	$13,302	$2,561	$39,883	$(80)

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	63,460	43,731	62,832	43,491
Weighted average number of shares issued during the period	104	2,762	478	1,604

Weighted average number of shares used in computing basic income (loss) per share	63,564	46,493	63,310	45,095
Assumed exercise of stock, net of shares assumed	3,424	1,473	3,184	—

Weighted average number of shares used in computing diluted income (loss) per share	66,988	47,966	66,494	45,095

     The calculation of diluted earnings (loss) per share for the six months ended June 30, 2009 excludes all shares that are issuable upon exercise of options as the impact of these exercises would be antidilutive.
(d) Shareholders’ Equity
     The following summarizes the movement of Shareholders’ Equity for the six months ended June 30, 2010:

Balance as at December 31, 2009	$45,010
Issuance of common shares for stock options exercised	5,057
Net earnings	39,883
Adjustment to other equity for employee stock options granted	1,708
Adjustment to other equity for non-employee stock options granted	158
Adjustment to capital stock for stock options exercised	1,687
Adjustment to other equity for stock options exercised	(1,687)
Adjustments to accumulated other comprehensive income to record unrealized hedging losses	(179)
Adjustments to accumulated other comprehensive income to record the realization of hedging gains upon settlement	(542)

Balance as at June 30, 2010	$91,095

16. Segmented Information
     The Company has 8 reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases IMAX theater projection system equipment. The theater system maintenance segment maintains IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment provides IMAX theater projection system equipment to an exhibitor in exchange for a share of the box-office and concession revenues. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates certain IMAX theaters. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.” The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2009 Form 10-K.
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
     Transactions between the other segments are not significant.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenue
IMAX systems	$17,329	$8,339	$28,282	$24,792
Theater system maintenance	5,102	4,433	10,068	8,793
Joint revenue sharing arrangements	8,494	7,193	27,430	9,100
Films
Production and IMAX DMR	14,540	12,135	37,992	15,836
Distribution	3,870	3,494	7,142	6,736
Post-production	2,326	515	4,918	1,387
Theater operations	2,954	3,586	8,903	5,714
Other	983	667	3,646	1,140

Total	$55,598	$40,362	$128,381	$73,498

Gross margins
IMAX systems(1)	$9,918	4,535	$14,418	13,430
Theater system maintenance	2,051	2,319	4,360	4,631
Joint revenue sharing arrangements(1)	6,501	4,635	23,313	4,980
Films
Production and IMAX DMR(1)	6,823	7,914	26,324	9,684
Distribution(1)	719	654	1,461	989
Post-production	837	55	2,891	695
Theater operations	152	534	1,810	501
Other	39	37	762	(20)

Total	$27,040	$20,683	$75,339	$34,890

(1)	IMAX systems include commission costs of $0.4 million and $0.6 million for the three and six months ended June 30, 2010, respectively (2009 — $0.3 million and $0.6 million, respectively). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $0.6 million and $1.2 million for the three and six months ended June 30, 2010, respectively (2009 — $1.5 million and $2.2 million, respectively). Production and DMR segment margins include marketing costs of $0.6 million and $0.8 million for the three and six months ended June 30, 2010, respectively (2009 — $0.4 million and $0.6 million, respectively). Distribution segment margins include marketing costs of ($0.2) million and $0.3 million for the three and six months ended June 30, 2010, respectively (2009 — $0.1 million and $0.5 million, respectively).

	June 30,	December 31,
	2010	2009
Assets
IMAX systems	$99,467	$98,530
Theater system maintenance	13,787	12,415
Joint revenue sharing arrangements	65,520	62,812
Films
Production and IMAX DMR	21,808	15,357
Distribution	8,421	5,688
Post-production	3,740	7,554
Theater operations	665	776
Other	1,496	1,864
Corporate and other non-segment specific assets	57,486	42,549

Total	$272,390	$247,545

17. Employees Pension and Postretirement Benefits
(a) Defined Benefit Plan
     The Company has an unfunded U.S. defined benefit pension plan, the SERP, covering Richard L. Gelfond, Chief Executive Officer (“CEO”) of the Company and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at June 30, 2010, the benefits of Mr. Wechsler were 100% vested while the benefits of Mr. Gelfond were approximately 99.6% vested. The vesting percentage of a member whose employment terminates other than by voluntary retirement or upon a change in control shall be 100%. Upon a termination for cause, prior to a change of control, the executive shall forfeit any and all benefits to which such executive may have been entitled, whether or not vested.
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
     The amounts accrued for the SERP are determined as follows:

		As at
	As at	December 31,
	June 30, 2010	2009
Projected benefit obligation:
Obligation, beginning of period	$29,862	$26,381
Service cost	224	643
Interest cost	175	1,341
Benefits paid	(447)	(894)
Actuarial loss	—	2,391

Obligation, end of period and unfunded status	$29,814	$29,862

     The following table provides disclosure of pension expense for the SERP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$112	$161	$224	$322
Interest cost	88	335	175	670
Amortization of prior service cost	—	37	—	73
Amortization of actuarial gain	—	(171)	—	(341)

Pension expense	$200	$362	$399	$724

     The accumulated benefit obligation for the SERP was $29.8 million at June 30, 2010 and $29.9 million at December 31 2009.
     The following amounts were included in accumulated other comprehensive income (“AOCI”) and will be recognized as components of net periodic benefit cost in future periods:

	As at	As at
	June 30,	December 31,
	2010	2009
Unrecognized actuarial gain	(793)	(793)

	$(793)	$(793)

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
     The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2010 (six months remaining)	$14,748	(1)
2011	15,581	(1)
2012	—
2013	—
2014	—
Thereafter	—

	$30,329

(1)	The SERP assumptions include that Mr. Wechsler will receive a lump sum payment at August 1, 2010 and that Mr. Gelfond will receive a lump sum payment in 2011 upon retirement at the end of the current term of his employment agreement, although Mr. Gelfond has informed the Company that he does not currently intend to retire at that time.

     At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate to which the Company is the beneficiary. The Company may use the cash surrender value or the proceeds of the life insurance policies taken on Messrs. Gelfond and Wechsler to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. During the quarter ended June 30, 2010, the Company obtained $3.2 million representing the cash surrender value of Mr. Gelfond’s policy. At June 30, 2010, the cash surrender value of Mr. Wechsler’s policy was $4.5 million (December 31, 2009 — $7.3 million) and has been included in other assets.
(b) Defined Contribution Plan
     The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and six months ended June 30, 2010, the Company contributed and expensed an aggregate of $0.2 million and $0.4 million, respectively (2009 — $0.2 million and $0.3 million, respectively), to its Canadian plan and an aggregate of less than $0.1 million and $0.1 million, respectively (2009 — less than $0.1 million and $0.1 million, respectively), to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.
(c) Postretirement Benefits
     The Company has an unfunded postretirement plan covering Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at June 30, 2010 is $0.4 million (December 31, 2009 — $0.4 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and six months ended June 30, 2010, respectively (2009 — less than $0.1 million and less than $0.1 million, respectively).
     The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2010 (six months remaining)	$13
2011	$26
2012	$29
2013	$33
2014	$36
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
(b) Fair Value Measurements
     The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at June 30, 2010		As at December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Borrowings under Credit Facility	$(24,792)	$(24,792)	$(50,000)	$(50,000)
Financed sales receivable	$28,363	$31,001	$22,479	$22,745
Net investment in sales-type leases	$34,873	$34,050	$40,106	$40,910
Foreign exchange contracts — designated forwards	$(189)	$(189)	$532	$532
Foreign exchange contracts — non-designated forwards	$(395)	$(395)	$857	$857
     The carrying value of borrowings under the Credit Facility approximates fair value as the interest rates offered under the Credit Facility are close to June 30, 2010 and December 31, 2009 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) at June 30, 2010 and December 31, 2009, respectively.
     The estimated fair values of the Financed sales receivable and Net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification hierarchy) at June 30, 2010.
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
     The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB Accounting Standards Codification at inception, and continue to meet hedge effectiveness tests at June 30, 2010 (the “Foreign Currency Hedges”), with settlement dates throughout 2009 and 2010. In addition, at June 30, 2010, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered Foreign Currency Hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income (“OCI”) and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations.
     The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:
Notional value foreign exchange contracts as at:

	June 30,	December 31,
	2010	2009
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$8,744	$2,815

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	23,050	4,500

	$31,793	$7,315

     Fair value of foreign exchange contracts as at:

		June 30,	December 31,
	Balance Sheet Location	2010	2009
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets/(Accrued liabilities)	$(189)	$532

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets/(Accrued liabilities)	(395)	857

		$(584)	$1,389

     Derivatives in Foreign Currency Hedging relationships for the three and six months ended June 30:

		Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
Foreign exchange contracts — Forwards	Derivative Gain(Loss)
	Recognized in OCI
	(Effective Portion)	$(387)	$1,312	$(179)	$783

		$(387)	$1,312	$(179)	$783

	Location of Derivative Gain
	(Loss) Reclassified from
	AOCI into Income	Three Months Ended June 30,		Six Months Ended June 30,
	(Effective Portion)	2010	2009	2010	2009
Foreign exchange contracts — Forwards	Selling, general and
	administrative expenses	$(7)	$398	$542	$313

		$(7)	$398	$542	$313

     Non Designated Derivatives in Foreign Currency relationships for the three and six months ended June 30:

	Location of Derivative Gain	Three Months Ended June 30,		Six Months Ended June 30,
	(Loss)	2010	2009	2010	2009
Foreign exchange contracts — Forwards	Selling, general
	and administrative
	expenses	$(602)	$1,217	$(178)	$642

		$(602)	$1,217	$(178)	$642

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
     (c) Assets and Liabilities of Discontinued Operations

	June 30,	December 31,
	2010	2009
Cash	$—	$299
Accounts Receivable	2	129

Total assets	$2	$428

Accounts payable	$44	$149
Accrued liabilities	—	1,018

Total liabilities	$44	$1,167

IMAX CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and large-format motion picture presentations. The Company’s principal business is the design and manufacture of large-format digital and film-based theater systems (“IMAX theater systems”) and the sale or lease of IMAX theater systems or the contribution of IMAX theater systems under revenue-sharing arrangements to its customers. The IMAX theater systems are based on proprietary and patented technology developed over the course of the Company’s 47-year history. The Company’s customers who purchase, lease or otherwise acquire the IMAX theater systems are theater exhibitors that operate commercial theaters (particularly multiplexes), museums, science centers, or destination entertainment sites. The Company generally does not own IMAX theaters, but licenses the use of its trademarks along with the sale, lease or contribution of its equipment. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.”
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
     The Company believes the IMAX theater network is the most extensive large-format theater network in the world with 447 IMAX theaters (325 commercial, 122 institutional) operating in 47 countries as at June 30, 2010. This compares to 394 IMAX theaters (273 commercial, 121 institutional) operating in 44 countries as at June 30, 2009.
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
Sales Backlog and Theater Network

     The Company’s sales backlog fluctuates from quarter to quarter in both the dollar value and number of systems from quarter to quarter depending on the signing of new theater system arrangements, which adds to backlog, and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated theater. Sales backlog includes initial fees along with the estimated present value of contractual ongoing fees due over the lease term, but excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that may be received in the future. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, joint revenue sharing arrangements, operating leases, letters of intent or long-term conditional theater commitments.
     The Company’s theater signings are as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2010			2009			2010			2009
	Number of		Dollar Value	Number of		Dollar Value	Number of		Dollar Value	Number of		Dollar Value
	Systems		(in millions)	Systems		(in millions)	Systems		(in millions)	Systems		(in millions)
Full new sales and sale-type lease arrangements	31	(1)	$40.7	4	(1)	$5.6	39	(2)	$51.5	7	(2)	$9.8
Digital upgrades under sales and sale-type lease arrangements	8	(3)	4.6	3	(3)	1.8	22	(4)	10.5	3	(4)	1.8
Joint revenue sharing arrangements	18	(5)	n/a	—	(5)	n/a	37	(6)	n/a	—	(6)	n/a

	57		$45.3	7		$7.4	98		$62.0	10		$11.6

(1)	Includes 1 installation and 30 in backlog as at June 30, 2010 (2009 — nil and 4, respectively).

(2)	Includes 3 installations and 36 in backlog as at June 30, 2010 (2009 — 1 and 6, respectively).

(3)	Includes 4 installations and 4 in backlog as at June 30, 2010 (2009 — 1 and 2, respectively).

(4)	Includes 18 installations and 4 in backlog as at June 30, 2010 (2009 — 1 and 2, respectively).

(5)	No systems were installed and 18 in backlog as at June 30, 2010 (2009 — nil and nil, respectively).

(6)	Includes 1 installation and 36 in backlog as at June 30, 2010 (2009 — nil and nil, respectively).
     The Company’s sales backlog is as follows:

	June 30, 2010		June 30, 2009
	Number of	Dollar Value	Number of	Dollar Value
	Systems	(in thousands)	Systems	(in thousands)
Sales and sale-type lease arrangements	117	$156,091	104	$131,726
Joint revenue sharing arrangements	70	n/a	67	n/a

	187	$156,091	171	$131,726

     Theater systems under joint revenue sharing arrangements carry no assigned backlog value. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.
     The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as at June 30:

	2010				2009
	Theater				Theater
	Network				Network
	Base		Backlog		Base	Backlog
Flat Screen (2D)	35		—		38	—
Dome Screen (2D)	66		—		67	2
IMAX 3D Dome (3D)	2		—		5	—
IMAX 3D GT (3D)	88	(1)	1		86	7
IMAX 3D SR (3D)	46	(1)	2		52	4
IMAX MPX (3D)	20	(1)	9		44	26
IMAX digital (3D)	190	(1)	175	(2)	102 (1)	132	(2)

Total	447		187		394	171

(1)	During the six months ended June 30, 2010, the Company upgraded 21 IMAX theater systems to IMAX digital theater systems (20 sales arrangements and 1 joint revenue sharing arrangement). During the six months ended June 30, 2009, the Company upgraded 12 IMAX MPX theater systems to IMAX digital theater systems (4 sales arrangements, 1 operating lease arrangement and 7 joint revenue sharing arrangements).

(2)	Includes 70 and 67 theater systems as at June 30, 2010 and 2009, respectively, under joint revenue sharing arrangements.
     The following table outlines the breakdown of the theater network by type and geographic location as of June 30:

	2010 Theater Network Base				2009 Theater Network Base
	Commercial	Commercial			Commercial	Commercial
	Multiplex	Destination	Institutional	Total	Multiplex	Destination	Institutional	Total
United States	182	8	66	256	150	9	67	226
Canada	13	2	7	22	14	2	7	23
Mexico	8	—	11	19	8	—	11	19
Europe	45	7	9	61	35	7	10	52
Japan	5	2	7	14	4	2	7	13
China	12	—	14	26	8	—	10	18
Rest of World	38	3	8	49	32	2	9	43

Total	303	22	122	447	251	22	121	394

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

     The Company considers the following significant estimates, assumptions and judgements to have the most significant effect on its results:
Revenue Recognition
     The Company generates revenue from various sources as follows:
•	Design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 47 countries as at June 30, 2010;
•	Production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;
•	Operation of certain IMAX theaters primarily in the United States and Canada;
•	Provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems; and
•	Other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.
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
Deferred Tax Asset Valuation
     As at June 30, 2010, the Company had net deferred income tax assets of $nil. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operation results, projected future operating earnings results, reversing temporary differences, contracted sales backlog at June 30, 2010, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies. At June 30, 2010, the Company has determined that based on the weight of the available evidence, both positive and negative, a full valuation allowance for the net deferred tax assets was required. However, the Company believes that, based on current trends, it is reasonably possible that some or all of the valuation allowance will be released in a subsequent period.
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
Stock-Based Compensation
     The Company utilizes a lattice-binomial option-pricing model (the “Binomial Model”) to determine the fair value of stock-based payment awards. The fair value determined by the Binomial Model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Binomial Model also considers the expected exercise multiple which is the multiple of exercise price to grant price at which exercises are expected to occur on average. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options and stock appreciation rights (“SARs”) have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the Binomial Model best provides an accurate measure of the fair value of the Company’s employee stock options and SARs. Although the fair value of employee stock options and SARs are determined in accordance with the Equity topic of the FASB ASC using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
Impact of Recently Issued Accounting Pronouncements
     See note 2 to the interim condensed consolidated financial statements in Item 1. for information regarding the Company’s recent changes in accounting policies and the impact of recently issued accounting pronouncements on the Company’s financial condition.

RESULTS OF OPERATIONS
     As identified in note 16 to the accompanying consolidated financial statements in Item 1, the Company has 8 reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases IMAX theater projection system equipment. The theater system maintenance segment maintains IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment installs IMAX theater projection system equipment to an exhibitor in exchange for a certain percentage of box-office and concession revenue. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2009 Form 10-K.
     The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations have been organized and discussed with respect to the above stated segments. Management feels that a discussion and analysis based on its segments is significantly more relevant as the Company’s Consolidated Statements of Operations captions combine results from several segments.
Three Months Ended June 30, 2010 Versus Three Months Ended June 30, 2009
     The Company reported net income of $13.3 million or $0.21 per basic share and $0.20 per diluted share for the second quarter of 2010, as compared to net income of $2.6 million or $0.06 per share and $0.05 per share on a diluted basis for the second quarter of 2009. Net income for the quarter includes a $4.9 million recovery (2009 — $3.7 million expense) or $0.07 per diluted share for variable share-based compensation expense primarily due to the decrease in the Company’s stock price during the quarter (from $17.99 per share to $14.60 per share) and its impact on SARs and restricted common shares. Excluding the impact of variable share-based compensation expense, net income would have been $8.4 million or $0.13 per diluted share in the second quarter of 2010 as compared to net income of $6.2 million or $0.13 per diluted share for the second quarter of 2009. At present, the Company has no intention to issue such variable awards in the future. A foreign exchange loss related to the Canadian dollar and expenses associated with the increase in global sales activity and new business initiatives negatively impacted the quarter by approximately $0.03 per share.
     The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
IMAX Systems
Sales and sales-type leases(1)	$14,428	$6,029	$7,216	$2,756
Ongoing rent, fees, and finance income(2)	2,901	2,310	2,702	1,779

	17,329	8,339	9,918	4,535

Theater System Maintenance	5,102	4,433	2,051	2,319

Joint Revenue Sharing Arrangements	8,494	7,193	6,501	4,635

Film
Production and IMAX DMR	14,540	12,135	6,823	7,914
Distribution	3,870	3,494	719	654
Post-production	2,326	515	837	55

	20,736	16,144	8,379	8,623

Theater Operations(3)	2,954	3,586	152	534

Other	983	667	39	37

	$55,598	$40,362	$27,040	$20,683

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, contingent rents from sales-type leases, contingent fees from sales arrangements and finance income.

(3)	Excludes the impact of discontinued operations.
     Revenues and Gross Margin
     The Company’s revenues for the second quarter of 2010 increased by 37.7% to $55.6 million from $40.4 million in the same period last year due in large part to increases in revenue from IMAX systems, joint revenue sharing arrangements, and film. The gross margin across all segments in the second quarter of 2010 was $27.0 million, or 48.6% of total revenue, compared to $20.7 million, or 51.3% of total revenue in the second quarter of 2009.
     IMAX Systems
     IMAX systems revenue increased 107.8% to $17.3 million in the second quarter of 2010 as compared to $8.3 million in the second quarter of 2009, resulting primarily from an increase in the number of systems installed and recognized as compared to the prior year comparative period. In the second quarter of 2010, an amount of $nil was charged against revenues relating to a termination of a sales-type arrangement (2009 — $0.4 million). Settlement revenue was $nil for both the three months ended June 30, 2010 and the three months ended June 30, 2009.
     Revenue from sales and sales-type leases increased 139.3% to $14.4 million in the second quarter of 2010 from $6.0 million in the second quarter of 2009. The Company recognized revenue on 6 full, new theater systems which qualified as either sales or sales-type leases in the second quarter of 2010, with a total value of $9.4 million, as compared to 3 in the second quarter of 2009 with a total value of $4.3 million. The Company also recognized revenue on 11 digital upgrades in the second quarter of 2010, with a total value of $4.9 million, as compared to 2 in the second quarter of 2009 with a total value of $2.1 million. The second quarter of 2009 included revenues associated with the installation of one MPX projection system and its subsequent digital upgrade. The Company’s policy was to defer revenue recognition until such time as the fair value of the digital upgrade became known or the digital upgrade was delivered. Digital upgrades also have lower sales prices and gross margin than full theater system installations. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers. There were no used systems installed during the three months ended June 30, 2010 or during the three months ended June 30, 2009.

     Average revenue per full, new sales and sales-type lease system was $1.6 million for the three months ended June 30, 2010, as compared to $1.4 million for the three months ended June 30, 2009. Average revenue per full, new sale and sales-type lease system was higher in the second quarter of 2010 compared to the same year ago period due to the mix of units sold in the quarter (one GT system versus none last year). Average revenue per digital upgrade was $0.4 million for the three months ended June 30, 2010, as compared to $1.1 million for the three months ended June 30, 2009. Average revenue per digital upgrade was higher during the second quarter of 2009 due to revenue associated with the installation of one projection system and its subsequent digital upgrade. Revenues associated with the installation of a projection system and its subsequent digital upgrade are typically higher than a single digital upgrade installation. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangement (see discussion below) installations by theater system configuration for the second quarter of 2010 and 2009 is outlined in the table below.

	Three Months
	Ended June 30,
	2010		2009
Sales and Sales-type lease systems — installed and recognized
IMAX 3D GT	1		—
IMAX digital	16	(1)	5	(2)

	17		5

Joint revenue sharing arrangements — installed and operating
IMAX digital	4	(1)	24	(2)

	21		29

(1)	Includes the digital upgrade of 11 systems (all sales arrangements) from film-based to digital.

(2)	Includes the digital upgrade of 4 systems (2 sales arrangements and 2 systems under a joint revenue sharing arrangement) from film-based to digital.
     It is the Company’s policy that once a digital upgrade is provided or the fair value for the upgrade is established, the Company allocates total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a residual basis and recognizes the revenue allocated to the delivered elements with their associated costs. The Company did not recognize revenue on any theater systems under a sales arrangement that was previously deferred during the three months ended June 30, 2010. During the three months ended June 30, 2009, one of the digital upgrades recognized related to a sales arrangement that had been previously deferred. At June 30, 2010, there were no systems deferred under the Company’s digital upgrade policy. At June 30, 2009, there was one system that was deferred under the Company’s digital upgrade policy that was recognized in the third quarter of 2009.
     Settlement revenue was $nil for both the three months ended June 30, 2010 and the three months ended June 30, 2009.
     IMAX theater systems gross margin from full, new sales and sale-type leases, excluding the impact of settlements and asset impairment charges, decreased to 66.1% in the second quarter of 2010, from 66.9% in the second quarter of 2009. The gross margin on digital upgrades was $1.6 million in the second quarter of 2010 in comparison with $0.9 million in the prior year quarter. As previously mentioned, the second quarter of 2010 does not include any revenues associated with the installation of projection systems and their subsequent digital upgrade, as compared with the installation of one MPX projection system and the subsequent digital upgrade in the prior year comparative period.
     Ongoing rent revenue and finance income increased to $2.9 million in the second quarter of 2010 from $2.3 million in the second quarter of 2009. Gross margin for ongoing rent and finance income increased to $2.7 million in the second quarter of 2010 from $1.8 million in the second quarter of 2009. The increase in revenue and gross margin is primarily due to an increase in additional rent recognized in the second quarter of 2010 as compared to the second quarter of 2009, which is itself largely a result of an increase in gross box office generated by IMAX films in the current quarter as compared to the prior year comparative period. Contingent fees included in this caption amounted to $0.3 million in the second quarter of 2010 and less than $0.1 million in the second quarter of 2009, respectively.
   Theater System Maintenance

     Theater system maintenance revenue increased 15.1% to $5.1 million during the second quarter of 2010 as compared to $4.4 million in the second quarter of 2009. Theater system maintenance gross margin was $2.1 million in the second quarter of 2010 as compared to $2.3 million in the prior year comparative period. Maintenance revenue will continue to grow as the number of theaters in the IMAX theater network grows.
     Joint Revenue Sharing Arrangements
     Revenue from joint revenue sharing arrangements increased 18.1% to $8.5 million in the second quarter of 2010 compared to $7.2 million in the second quarter of 2009. The Company ended the second quarter with 126 theaters under joint revenue sharing arrangements as compared to 91 theaters at the end of the second quarter of 2009. The increase in revenues from joint revenue sharing arrangements was due to the greater number of theaters operating in the second quarter of 2010 as compared to the second quarter of 2009. During the quarter, the Company installed 4 full, new theaters under joint revenue sharing arrangements, as compared to 22 new theaters during the prior year quarter.
     The gross margin from joint revenue sharing arrangements in the second quarter of 2010 increased to $6.5 million compared to $4.6 million in the second quarter of 2009. The increase in gross margin was largely due to a greater number of joint revenue sharing theaters operating in the second quarter of 2010 as compared to the second quarter of 2009 and lower launch and marketing costs. Included in the calculation of second quarter gross margin were certain advertising, marketing and selling expenses of $0.7 million, as compared to $1.5 million incurred in the prior year period.
     Film
     Revenues from the Company’s film segments increased 28.4% to $20.7 million in the second quarter of 2010 from $16.1 million in the second quarter of 2009. Film production and IMAX DMR revenues increased to $14.5 million in the second quarter of 2010 from $12.1 million in the second quarter of 2009. The increase in film production and IMAX DMR revenues was due primarily to the increase in the size of the commercial theater network of approximately 20% and an increase in the average gross box office per theater for the quarter of approximately 18% ($487 thousand in the current quarter as compared to $412 thousand in the prior year comparative period). Gross box office generated by IMAX DMR films increased to $114.6 million for the second quarter of 2010 from $84.2 million for the second quarter of 2009. Films exhibited in the second quarter of 2010 included Avatar: An IMAX 3D Experience, Alice in Wonderland: An IMAX 3D Experience, How To Train Your Dragon: An IMAX 3D Experience, Iron Man 2: The IMAX Experience, Shrek Forever After: An IMAX 3D Experience, Prince of Persia: The Sands of Time: The IMAX Experience, Toy Story 3: An IMAX 3D Experience and the first day of The Twilight Saga: Eclipse: The IMAX Experience, in comparison to Monsters vs. Aliens: An IMAX 3D Experience, Star Trek: The IMAX Experience, Night at the Museum: Battle of the Smithsonian: The IMAX Experience, and Transformers: Revenge of the Fallen: The IMAX Experience exhibited in the second quarter of 2009.
     Film distribution revenues increased 10.8% to $3.9 million in the second quarter of 2010 from $3.5 million in the second quarter of 2009, due to the performance of Hubble 3D, which was released during March 2010, and the continued strong performance of Under the Sea 3D, which was released during Q1 2009. The Company did not distribute any new, original titles in the second quarter of 2010 or in the second quarter of 2009.
     Film post-production revenues increased to $2.3 million in the second quarter of 2010 from $0.5 million in the second quarter of 2009 due to increases in third party business activities.
     The Company’s gross margin from its film segments decreased in the second quarter of 2010 to $8.4 million from $8.6 million in the second quarter of 2009. Film production and IMAX DMR gross margin decreased to $6.8 million in the second quarter of 2010 from $7.9 million in the second quarter of 2009 primarily due to higher DMR costs, including those associated with the increase in the number of films exhibited in the second quarter of 2010 (8 titles) as compared to the second quarter of 2009 (4 titles). The film distribution gross margin of $0.7 million in the second quarter of 2010 was consistent with the comparable period last year. During the second quarter of 2010, the gross margin from post-production was $0.8 million as compared to less than $0.1 million in 2009, driven largely by an increase in third party business.
     Theater Operations
     Theater operations revenue in the second quarter of 2010 decreased to $3.0 million compared to the $3.6 million experienced in the second quarter of 2009. This decrease was primarily attributable to a 19% decrease in attendance from the second quarter of 2009, while the average ticket price remained relatively consistent as compared to the quarter ended June 30, 2009.

     Theater operations gross margin decreased to $0.2 million in the second quarter of 2010 as compared to $0.5 million in the second quarter of 2009 due to a decrease in revenues.
Other
     Other revenue increased to $1.0 million in the second quarter of 2010 compared to $0.7 million in the same period in 2009. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses.
     The gross margin on other revenue remained relatively consistent with the quarter ended June 30, 2009.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased to $11.1 million in the second quarter of 2010 as compared to $12.3 million in the second quarter of 2009. The $1.2 million decrease experienced from the prior year comparative period was largely the result of the following:
•	an $8.0 million decrease in the Company’s stock-based compensation expense primarily due to the decrease in the Company’s stock price during the period (a decrease from $17.99 to $14.60 per share this year as compared to an increase from $4.31 to $8.12 per share in the prior year) and its impact on variable awards such as SARs. At present, the Company has no intention to issue such variable awards in the future.
These decreases were partially offset by:
•	a $3.4 million increase due to foreign exchange. During the second quarter of 2010, the Company recorded a foreign exchange loss of $0.9 million due to the impact of a decrease in exchange rates on foreign currency denominated working capital balances, unmatured and un-hedged foreign currency forward contracts as compared to a gain of $2.5 million recorded in the second quarter of 2009. See note 11(b) of the accompanying condensed consolidated financial statements in Item 1. for more information; and
•	a $3.5 million increase in staff-related and compensation costs relating primarily to increased business activity, including (i) an increase in salaries and benefits of $2.5 million including a higher average Canadian dollar denominated salary expense, normal merit increases and a one time charge of $0.5 million for statutory retirement benefits to certain international employees, and (ii) a $0.6 million increase in travel and entertainment costs; and
•	a $0.7 million increase in legal and professional fees, including work performed relating to new business initiatives, such as the Company’s investment in a 3D cable channel joint venture with Discovery Communications and Sony Corp. of America.
Research and Development
     Research and development expenses were $1.2 million in the second quarter of 2010, which was consistent with the level experienced in the second quarter of 2009. Through research and development, the Company continues to design and develop digital technologies, cinema-based equipment, software and other technologies to enhance its product offerings. The Company believes that the motion picture industry is being positively affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company continues to make significant investments in technologies to digitally enhance image resolution and quality of motion picture films and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company has long-term relationships with key manufacturers and suppliers in digital technology. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.
     In recent years, a number of companies have introduced digital 3D projection technology and more and more Hollywood features are being exhibited in 3D using these technologies. The Company believes that there are approximately 5,700 conventionally-sized screens in the U.S. multiplexes equipped with such digital 3D systems. The Company believes that its many competitive strengths, including the IMAX brand name, the quality and immersiveness of The IMAX Experience, its IMAX DMR technology and its patented theater geometry, significantly differentiate the Company’s 3D presentations from any other 3D presentation. Consistent with this view, the IMAX theaters have consistently outperformed conventional theaters on a per-screen revenue basis for the films released to both IMAX 3D theaters and conventional 3D theaters.
     The Company expects to explore new areas of brand extension including: 3D in-home entertainment technology, the digital re-mastering and 2D-to-3D conversion of movie and television content; increased post-production opportunities, alternative theater content partnerships with technology, studio programming, content and consumer electronics companies. Accordingly, the Company anticipates increased research and development costs for 2010 compared with 2009. On June 2, 2010, the Company entered into a joint venture arrangement with Discovery Communications and Sony Corp. of America to launch among the world’s first 3D television channels. The channel is anticipated to have a wide array of 3D content, including IMAX 3D films. The Company believes this is a highly strategic investment as it looks to expand the breadth of its 3D technology and content.
     Receivable Provisions, Net of Recoveries
     Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.4 million and $0.5 million in the second quarter of 2010 and 2009, respectively.
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
     Interest Income and Expense
     Interest income increased to less than $0.1 million in the second quarter of 2010, which was relatively consistent with the level experienced in the second quarter of 2009.
     Interest expense decreased to $0.5 million in the second quarter of 2010 as compared to $4.1 million in the second quarter of 2009. In 2009, the Company repurchased all $160.0 million aggregate principal amount of the outstanding 9.625% Senior Notes due December 1, 2010 (the “Senior Notes”), which resulted in a decrease in the Company’s interest expense for the quarter ended June 30, 2010. Included in interest expense is the amortization of deferred finance costs of less than $0.1 million in the second quarter of 2010 and $0.3 million in the second quarter of 2009. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.
     Gain on Repurchase of Senior Notes due December 2010
     On June 9, 2009, the Company entered into an agreement with funds managed by Plainfield Asset Management LLC (collectively, “Plainfield”), pursuant to which the Company repurchased $44.3 million aggregate principal amount of the Company’s 9.625% Senior Notes from Plainfield at a price of $977.50 per $1,000 principal amount of Senior Notes. The Company paid cash to Plainfield and as a result, reacquired its bonds, thereby releasing the Company from further obligations to Plainfield under the indenture governing the Senior Notes. The Company accounted for the bond repurchase in accordance with Accounting Principles Board Opinion No. 26 “Early Extinguishment of Debt,” whereby the net carrying amount of the debt extinguished was the face value of the bonds ($44.3 million) adjusted for any unamortized premium, discount and costs of issuance, which resulted in a gain of $0.4 million in the three and six month periods ended June 30, 2009.
     Income Taxes
     The Company’s effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favourable or unfavourable resolution of various tax examinations. There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings. As at June 30, 2010, the Company had a gross deferred income tax asset of $61.9 million, against which the Company is carrying a $61.9 million valuation allowance. The Company recorded an income tax provision of $0.4 million for the three months ended June 30, 2010, of which $0.1 million is related to an increase in unrecognized tax benefits. For the three months ended June 30, 2009, the Company recorded an income tax provision of $0.3 million, of which $0.1 million was related to an increase in unrecognized tax benefits.
Six Months Ended June 30, 2010 Versus Six Months Ended June 30, 2009
     The Company reported net income of $39.9 million or $0.63 per basic share and $0.60 per diluted share for the six months ended June 30, 2010, as compared to a net loss of less than $0.1 million or $nil per share on a basic and diluted basis for the six months ended June 30, 2009. Net income for the six months ended June 30, 2010 includes a $3.8 million charge (2009 - $3.7 million) or $0.06 per diluted share for variable share-based compensation expense primarily due to the increase in the Company’s stock price during the six months ended June 30, 2010 (from $13.31 per share to $14.60 per share) and its impact on SARs and restricted common shares. Excluding the impact of variable share-based compensation expense, net income would have been $43.7 million or $0.66 per diluted share in the six months ended June 30, 2010 as compared to net income of $3.7 million or $0.08 per diluted share for the six months ended June 30, 2009.
     The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
IMAX Systems
Sales and sales-type leases(1)	$22,959	$19,817	$9,279	$9,477
Ongoing rent, fees, and finance income(2)	5,323	4,975	5,139	3,953

	28,282	24,792	14,418	13,430

Theater System Maintenance	10,068	8,793	4,360	4,631

Joint Revenue Sharing Arrangements	27,430	9,100	23,313	4,980

Film
Production and IMAX DMR	37,992	15,836	26,324	9,684
Distribution	7,142	6,736	1,461	989
Post-production	4,918	1,387	2,891	695

	50,052	23,959	30,676	11,368

Theater Operations(3)	8,903	5,714	1,810	501

Other	3,646	1,140	762	(20)

	$128,381	$73,498	$75,339	$34,890

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, contingent rents from sales-type leases, contingent fees from sales arrangements and finance income.

(3)	Excludes the impact of discontinued operations.
     Revenues and Gross Margin
     The Company’s revenues for the six months ended June 30, 2010 increased by 74.7% to $128.4 million from $73.5 million in the same period last year due in large part to increases in revenue from IMAX systems, joint revenue sharing arrangements, and film. The gross margin across all segments in the six months ended June 30, 2010 was $75.3 million, or 58.7% of total revenue, compared to $34.9 million, or 47.5% of total revenue in the six months ended June 30, 2009.

     IMAX Systems
     IMAX systems revenue increased 14.1% to $28.3 million in the six months ended June 30, 2010 as compared to $24.8 million in the six months ended June 30, 2009 resulting primarily from an increase in the number of systems installed and recognized as compared to the prior year comparative period. During the six months ended June 30, 2010, an amount of $nil was charged against revenues relating to a termination of a sales-type lease arrangement (2009 — $0.4 million). In addition, the six months ended June 30, 2010 included settlement revenue of $nil as compared to $1.2 million in the comparable period last year.
     Revenue from sales and sales-type leases increased 15.9% to $23.0 million in the six months ended June 30, 2010 from $19.8 million in the six months ended June 30, 2009. The Company recognized revenue on 9 full, new theater systems which qualified as either sales or sales-type leases in the six months ended June 30, 2010, with a total value of $14.1 million, versus 8 in the six months ended June 30, 2009 with a total value of $12.4 million. Additionally, the Company recognized revenue on 1 used system in the six months ended June 30, 2010 with a value of $0.9 million, versus 1 used system with a value of $0.5 million installed and recognized in the prior year comparative period. The Company also recognized revenue on 20 digital upgrades in the six months ended June 30, 2010, with a total value of $7.6 million, as compared to 5 in the six months ended June 30, 2009 with a total value of $5.9 million. The first six months of 2009 included revenues associated with the installation of 3 MPX projection systems and their subsequent digital upgrades. The Company’s policy was to defer revenue recognition until such time as the fair value of the digital upgrade became known or the digital upgrade was delivered. Digital upgrades also have lower sales prices and gross margin than a full theater installation. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers.
     Average revenue per full, new sales and sales-type lease systems was $1.6 million for the six months ended June 30, 2010 as compared to $1.6 million for the six months ended June 30, 2009. Average revenue per digital upgrade was $0.4 million for the the six months ended June 30, 2010, as compared to $1.2 million for the six months ended June 30, 2009. Average revenue per digital upgrade was higher during the six months ended June 30, 2009 due to revenue associated with the installation of three digital projections systems and their subsequent digital upgrades. Revenues associated with the installation of a projection system and its digital upgrade are typically higher than a single digital upgrade installation. The breakdown in mix of sales and sales-type lease, joint revenue sharing arrangements (see discussion below) and operating lease installations by theater system configuration for the six months ended June 30, 2010 and 2009 is outlined in the table below.

	Six Months
	Ended June 30,
	2010		2009
Sales and Sales-type lease systems — installed and recognized
IMAX 3D GT	1		1
IMAX Dome	1		—
IMAX 3D SR	1		2
IMAX digital	27	(1)	11	(2)

	30		14

Operating lease — installed and operating
IMAX 3D MPX	—		1
Joint revenue sharing arrangements — installed and operating
IMAX digital	10	(1)	46	(2)

	40		61

(1)	Includes the digital upgrade of 21 systems (20 sales arrangements and 1 system under a joint revenue sharing arrangement) from film-based to digital.

(2)	Includes the digital upgrade of 12 systems (4 sales arrangements, 1 operating lease arrangement and 7 systems under a joint revenue sharing arrangement) from film-based to digital.
     It is the Company’s policy that once the digital upgrade is provided or the fair value for the upgrade is established, the Company allocates total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a residual basis and recognizes the revenue allocated to the delivered elements with their associated costs. In the six month period ended June 30, 2010, the Company did not recognize revenue on any theater systems under a sales arrangement that was previously deferred. During the six months ended June 30, 2009, 3 of the digital upgrades recognized related to a sales arrangement that had been previously deferred. At June 30, 2010, there were no systems deferred under the Company’s digital upgrade policy. At June 30, 2009, there was one system deferred under the Company’s digital upgrade policy that was recognized in the third quarter of 2009.
     Settlement revenue was $nil for the six months ended June 30, 2010 as compared to $1.2 million in the six months ended June 30, 2009.
     IMAX theater systems margin from full, new sales and sale-type leases, excluding the impact of settlements and asset impairment charges, was 63.8% in the six months ended June 30, 2010, as compared to 65.7% in the six months ended June 30, 2009. The gross margin on digital upgrades was $1.3 million in the six months ended June 30, 2010 in comparison with $2.5 million in the six months ended June 30, 2009. As previously mentioned, revenues recognized in the six months ended June 30, 2009 included the total proceeds from three previously deferred MPX projection systems and their digital upgrades. The gross margin on the sale of one used system recognized in the six months ended June 30, 2010 was $0.1 million as compared to a loss of $0.2 million for one used unit recognized in the comparable period last year.
     Ongoing rent revenue and finance income increased to $5.3 million in the six months ended June 30, 2010 from $5.0 million in the six months ended June 30, 2009. Gross margin for ongoing rent and finance income increased 30.0% to $5.1 million in the six months ended June 30, 2010 from $4.0 million in the six months ended June 30, 2009. The change in revenue and gross margin is primarily due to an increase in additional rent recognized in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, which is itself a result of an increase in gross box office generated by IMAX films in the six months ended June 30, 2010 as compared to the prior year comparative period. Contingent fees included in this caption amounted to $0.4 million and $0.1 million in the six months ended June 30, 2010 and 2009, respectively.
     Theater System Maintenance
     Theater system maintenance revenue increased 14.5% to $10.1 million during the six months ended June 30, 2010 as compared to $8.8 million in the six months ended June 30, 2009. Theater system maintenance gross margin was $4.4 million in the six months ended June 30, 2010 as compared to $4.6 million in the six months ended June 30, 2009. Maintenance revenue will continue to grow as the number of theaters in the IMAX theater network grows.
     Joint Revenue Sharing Arrangements
     Revenue from joint revenue sharing arrangements increased to $27.4 million in the six months ended June 30, 2010 compared to $9.1 million in the six months ended June 30, 2009. The Company ended the six month period with 126 theaters under joint revenue sharing arrangements in operation as compared to 91 theaters in operation at June 30, 2009. The increase in revenues from joint revenue sharing arrangements was due to the greater number of theaters operating, and the strong performance of films exhibited during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. During the six months ended June 30, 2010, the Company installed 9 full, new theaters under joint revenue sharing arrangements, as compared to 39 new theaters during the prior year comparative period.
     The gross margin from joint revenue sharing arrangements in the six months ended June 30, 2010 increased to $23.3 million from $5.0 million in the six months ended June 30, 2009. The increase was largely due to a greater number of joint revenue sharing theaters operating in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, as well as stronger film performance. Included in the calculation of gross margin in the first six months of 2010 were certain advertising, marketing and selling expenses of $1.3 million, as compared to $2.2 million for such expenses in the prior year comparative period.
     Film
     The Company’s revenues from its film segments increased 108.9% to $50.1 million in the six months ended June 30, 2010 from $24.0 million in the six months ended June 30, 2009. Film production and IMAX DMR revenues increased 139.9% to $38.0 million in the six months ended June 30, 2010 from $15.8 million in the six months ended June 30, 2009. The increase in film production and IMAX DMR revenues was due primarily to the overall growth of the IMAX theater network and stronger film performance by the films exhibited. Gross box office generated by IMAX DMR films was $347.4 million for the six months ended June 30, 2010 versus $112.7 million for the six months ended June 30, 2009, a 208% increase over year-to-year. Films exhibited in the six months ended June 30, 2010 included Avatar: An IMAX 3D Experience, Alice in Wonderland: An IMAX 3D Experience, How To Train Your

Dragon: An IMAX 3D Experience, Iron Man 2: The IMAX Experience, Shrek Forever After: An IMAX 3D Experience, Prince of Persia: The Sands of Time: The IMAX Experience, Toy Story 3: An IMAX 3D Experience and The Twilight Saga: Eclipse: The IMAX Experience, in comparison to The Day The Earth Stood Still: The IMAX Experience, The Dark Knight: The IMAX Experience, Watchmen: The IMAX Experience, Monsters vs. Aliens: An IMAX 3D Experience, Star Trek: The IMAX Experience, Night at the Museum: Battle of the Smithsonian: The IMAX Experience, and Transformers: Revenge of the Fallen: The IMAX Experience exhibited in the first six months of 2009. Film distribution revenues increased 6.0% to $7.1 million in the six months ended June 30, 2010 from $6.7 million in the six months ended June 30, 2009 due to the strong performance of Hubble 3D: An IMAX Experience, which was released during March 2010, and the continued strong performance of Under The Sea 3D, which was released during Q1 2009. Film post-production revenues increased to $4.9 million in the six months ended June 30, 2010 from $1.4 million in the six months ended June 30, 2009, primarily due to an increase in third party business.
     The Company’s gross margin from its film segments increased 169.8% in the six months ended June 30, 2010 to $30.7 million from $11.4 million in the six months ended June 30, 2009. Film production and IMAX DMR gross margins increased to $26.3 million from $9.7 million in the six months ended June 30, 2009 largely due to an increase in IMAX DMR revenue. The film distribution margin of $1.5 million in the six months ended June 30, 2010 was $0.5 million higher than the $1.0 million experienced in the six months ended June 30, 2009. Film post-production gross margin increased by $2.2 million due to an increase in third party business as compared to the prior year period.
     Theater Operations
     Theater operations revenue in the six months ended June 30, 2010 increased to $8.9 million in comparison to $5.7 million experienced in the six months ended June 30, 2009. This increase was attributable to a 20% increase in average ticket price and a 29% increase in attendance over the first six months of 2009, primarily as a result of the record performance of Avatar: An IMAX 3D Experience in the six months ended June 30, 2010, as compared to the film performance as a whole in the prior year comparative period.
     Theater operations margin increased by $1.3 million to $1.8 million in the six months ended June 30, 2010 as compared to $0.5 million in the six months ended June 30, 2009.
     Other
     Other revenue increased to $3.6 million in the six months ended June 30, 2010 compared to $1.1 million in the same period in 2009. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses.
     The gross margin on other revenue was $0.8 million higher in the six months ended June 30, 2010 as compared to 2009.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $30.7 million in the six months ended June 30, 2010 as compared to $23.2 million in 2009. The $7.5 million increase experienced from the prior year comparative period was largely the result of the following:
•	a $1.9 million increase due to foreign exchange. During the six months ended June 30, 2010, the Company recorded a foreign exchange loss of $0.6 million due to the impact of a decrease in exchange rates on foreign currency denominated working capital balances and unmatured and un-hedged foreign currency forward contracts as compared to a gain of $1.3 million recorded in the six months ended June 30, 2009. See note 11(b) of the accompanying condensed consolidated financial statements in Item 1 for more information; and
•	a $0.9 million increase in the Company’s stock-based compensation expense primarily due to the cost associated with stock options granted during the period; and
•	a $5.0 million increase in staff-related costs and compensation costs relating primarily to increased business activity, including (i) an increase in salaries and benefits of $3.5 million including a higher average Canadian dollar denominated salary expense, normal merit increases and a one time charge of $0.4 million for statutory retirement benefits to certain international employees, and (ii) a $1.1 million increase in travel and entertainment costs; and

•	a $1.3 million increase in legal and professional fees and other expenses, including work performed related to new business initiatives, such as the Company’s investment in a 3D cable channel joint venture with Disney Communications and Sony Corp. of America.
     Research and Development
     Research and development expenses increased to $2.5 million in the six months ended June 30, 2010 compared to $1.7 million in the six months ended June 30, 2009. The increased research and development expenses for the six months ended June 30, 2010 compared to the prior year period are primarily attributable to ongoing enhancements to the Company’s digital projection technology. Through research and development, the Company continues to design and develop digital technologies, cinema-based equipment, software and other technologies to enhance its product offerings. The Company believes that the motion picture industry is being positively affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company continues to make significant investments in technologies to digitally enhance image resolution and quality of motion picture films and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company has long-term relationships with key manufacturers and suppliers in digital technology. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.
     In recent years, a number of companies have introduced digital 3D projection technology and more and more Hollywood features are being exhibited in 3D using these technologies. The Company believes that there are approximately 5,700 conventionally-sized screens in the U.S. multiplexes equipped with such digital 3D systems. The Company believes that its many competitive strengths, including the IMAX brand name, the quality and immersiveness of The IMAX Experience, its IMAX DMR technology and its patented theater geometry, significantly differentiate the Company’s 3D presentations from any other 3D presentation. Consistent with this view, the IMAX theaters have consistently outperformed conventional theaters on a per-screen revenue basis for the films released to both IMAX 3D theaters and conventional 3D theaters.
     The Company expects to explore new areas of brand extension including: 3D in-home entertainment technology, the digital re-mastering and 2D-to-3D conversion of movie and television content; increased post-production opportunities, alternative theater content partnerships with technology, studio programming, content and consumer electronics companies. Accordingly, the Company anticipates increased research and development costs for 2010 compared with 2009. On June 2, 2010, the Company entered into a joint venture arrangement with Discovery Communications and Sony Corp. of America to launch among the world’s first 3D television channels. The channel is anticipated to have a wide array of 3D content, including IMAX 3D films. The Company believes this is a highly strategic investment as it looks to expand the breadth of its 3D technology and content.
     Receivable Provisions, Net of Recoveries
     Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.4 million in the six months ended June 30, 2010 as compared to $1.0 million in the six months ended June 30, 2009.
     The Company’s accounts receivables and financing receivables are subject to credit risk. These receivables are concentrated with the leading theater exhibitors and studios in the film entertainment industry. To minimize the Company’s credit risk, the Company retains title to underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimate of potentially uncollectible amounts. Accordingly, the Company believes it has adequately protected itself against exposures relating to receivables and contractual commitments. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.
     Interest Income and Expense
     Interest income increased to $0.3 million in the six months ended June 30, 2010 as compared to less than $0.1 million in the six months ended June 30, 2009. The increase was largely due to interest recorded during the first six months related to tax refunds.
     Interest expense decreased to $1.2 million in the six months ended June 30, 2010 as compared to $8.5 million in the six months ended June 30, 2009. In 2009, the Company repurchased all $160.0 million aggregate principal amount of the Senior Notes, which resulted in a decrease in the Company’s interest expense for the six months ended June 30, 2010. Included in interest expense is the amortization of deferred finance costs in the amount of $0.2 million in the six months ended June 30, 2010 and $0.6 million in the six months ended June 30, 2009. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.
     Gain on Repurchase of Senior Notes due December 2010
     On June 9, 2009, the Company entered into an agreement with funds managed by Plainfield Asset Management LLC (collectively, “Plainfield”), pursuant to which the Company repurchased $44.3 million aggregate principal amount of the Company’s 9.625% Senior Notes from Plainfield at a price of $977.50 per $1,000 principal amount of Senior Notes. The Company paid cash to Plainfield and as a result, reacquired its bonds, thereby releasing the Company from further obligations to Plainfield under the indenture governing the Senior Notes. The Company accounted for the bond repurchase in accordance with Accounting Principles Board Opinion No. 26 “Early Extinguishment of Debt,” whereby the net carrying amount of the debt extinguished was the face value of the bonds ($44.3 million) adjusted for any unamortized premium, discount and costs of issuance, which resulted in a gain of $0.4 million in the three and six month periods ended June 30, 2009.
     Outlook
     Based on the Company’s expectation of the total number of 2010 theater system installations, particularly those under joint revenue sharing arrangements, and its estimate of the box office performance of films to be released in 2010, the Company continues to anticipate higher revenues in 2010 as compared to 2009. Actual revenue for the first half of 2010 was higher than for the first half of 2009 and the Company continues to expect higher revenues for the second half of 2010 as compared to the prior year period.
     In addition to the 19 theaters installed in the first and second quarters of 2010 (excluding 21 digital upgrades), the Company currently estimates that approximately 49 to 63 (excluding digital upgrades) of the 187 IMAX theaters in its backlog as at June 30, 2010 will be installed and accepted in the last six months of 2010. In addition, the Company typically signs a number of agreements for theater systems each year which are installed in the same calendar year in which they are signed. By the end of 2010, the Company’s total theater network is expected to have increased by approximately 19% over the prior year and its commercial multiplex theater network by approximately 26% over the prior year as the vast majority of the new 2010 systems are to be installed in commercial settings. However, the Company cautions that theater system installations slip from period to period in the course of the Company’s business and such slippages remain a recurring and unpredictable part of its business. These slippages and delays could impact the timing of revenue recognition.
     In addition to achieving record box office results in the first six months of 2010, the Company’s pace of IMAX theater system signings increased significantly in the first half of 2010 as compared to the prior year. The Company signed deals for 98 theater systems during the first half of 2010, as compared to 35 IMAX theater signings for all of 2009. The Company believes that this increase in IMAX theater system signings will result in a larger IMAX theater network and, accordingly, increased revenue for the Company over the longer term. In addition, the Company anticipates that the elevated pace of signings in the first half of 2010 will continue for the remainder of 2010.
     The recent significant growth of the IMAX theater network is largely attributable to the introduction of the Company’s digital projector in 2008, which the Company believes provides the differentiated experience that is consistent with what moviegoers have come to expect from the IMAX brand, and is a compelling proposition for a large portion of its customer base for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $20 thousand per 2D print to $45 thousand per 3D print. Removing those costs significantly increases the profit of an IMAX release for studios which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. The Company similarly believes that economics change favorably for its exhibition clients, since the elimination of print costs (digital file delivery totals approximately $200 per movie per system), and the increased programming flexibility that digital delivery provides, allows theaters to program at least 12-14 IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. The Company anticipates the release of at least 7 additional IMAX DMR films to the IMAX theater network in the remainder of 2010, for a year-end total of 14 IMAX DMR films and 1 IMAX original film exhibited in the calendar year. Finally, the Company believes that digital transmission will ultimately allow attractive alternate programming, such as live sporting events and concerts, to be shown, in the immersive environment of an IMAX theater. To date, the Company has signed agreements with exhibitors for 365 digital projection systems, of which 190 theaters were open to the public as at June 30, 2010. In addition, the Company intends to continue to provide digital upgrades to its customers at lower margins for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers.

     Expectations for 2010 performance are based in part on the Company’s improved performance in the first six months of 2010, which is attributable not only to the growth of the IMAX theater network, but also to the strength of the first half of 2010 film slate. Avatar: An IMAX 3D Experience alone achieved $181.2 million in worldwide box office results for the first six months of 2010 on 297 IMAX screens, making the movie the highest grossing IMAX DMR film to date. The Company cautions that future IMAX DMR films may not be able to achieve this level of box office success, although the Company believes that it continues to be positively affected by long-term benefits stemming at least in part from the box office success of Avatar: An IMAX 3D Experience, including a significant increase in new signings for IMAX systems and an increase in agreements with studios to release major Hollywood films to the IMAX theater network.
     In the second quarter of 2010, the Company announced two multi-picture studio deals.
     On April 27, 2010, the Company and Warner Bros. Pictures, a unit of Time Warner Inc., announced that they had entered into an agreement to release up to 20 Warner Bros. films to the IMAX theater network beginning in 2010 and continuing through 2013. Under the terms of the agreement, the Company and Warner Bros. have finalized the terms for release of the following 5 films to IMAX theaters: Legends of the Guardian: the Owls of Ga’Hoole: An IMAX 3D Experience (September 2010); Harry Potter and the Deathly Hallows: Part I: An IMAX 3D Experience (November 2010); Harry Potter and the Deathly Hallows: Part II: An IMAX 3D Experience (July 2011); Batman 3: The IMAX Experience (July 2012); and The Hobbit: The IMAX Experience (December 2013). The parties will select and agree on terms for the release of up to 15 additional Warner Bros. movies to the IMAX theater network during the same period.
     The Company and The Walt Disney Studios announced on June 23, 2010 that they had entered into an agreement to release 3 additional 3D pictures to the IMAX theater network in 2011. Under the terms of the agreement, the Company and Disney have finalized the terms for release of the following 3 films to IMAX theaters: Mars Needs Moms: An IMAX 3D Experience (March 2011); Pirates of the Caribbean: On Stranger Tides: An IMAX 3D Experience (May 2011); and Cars 2: An IMAX 3D Experience (June 2011).
     Also in the second quarter, the Company and Sony Pictures announced that they had entered into agreements to release Resident Evil: Afterlife: An IMAX 3D Experience (September 2010) and The Green Hornet: The IMAX Experience (January 2011).
     In addition to the 8 titles that have already been shown in the IMAX theater network year-to-date, the Company believes that 7 additional titles will be released to its theater network during the remaining six months of 2010:
•	Inception: The IMAX Experience (WB, July 2010);

•	Aftershock: The IMAX Experience (Huayi Brothers Group, July 2010, primarily to be distributed in China and Asia);

•	Resident Evil: Afterlife: An IMAX 3D Experience (Sony Pictures, September 2010);

•	Legends of the Guardian: The Owls of Ga’Hoole: An IMAX 3D Experience (WB, September 2010);

•	Megamind: An IMAX 3D Experience (DreamWorks Animation, November 2010);

•	Harry Potter and the Deathly Hallows: Part I: An IMAX 3D Experience (WB, November 2010); and

•	Tron Legacy: An IMAX 3D Experience (Walt Disney Pictures, December 2010).
The Company and 20th Century Fox announced on July 9, 2010 that they will be re-releasing Avatar: An IMAX 3D Experience beginning August 27, 2010.
In addition to the continued exhibition of Tron Legacy: An IMAX 3D Experience in early 2011, the Company has announced the release of 7 additional DMR films to its theater network in 2011:

•	The Green Hornet: An IMAX 3D Experience (Sony Pictures, January 2011)

•	Mars Needs Moms: An IMAX 3D Experience (Walt Disney Pictures, March 2011)

•	Sucker Punch: An IMAX 3D Experience (WB, March 2011)

•	Pirates of the Caribbean: On Stranger Tides: An IMAX 3D Experience (Walt Disney Pictures, May 2011)

•	Cars 2: An IMAX 3D Experience (Walt Disney Pictures, June 2011)

•	Harry Potter and the Deathly Hallows Part 2: An IMAX 3D Experience (WB, July 2011)

•	Happy Feet 2: An IMAX 3D Experience (WB, November 2011)
     The Company also remains in active negotiations with virtually all of the Hollywood studios for additional films to fill out its short and long-term film slate. The Company anticipates the release of additional DMR films to IMAX theaters in 2010.
     In addition, the Company, in conjunction with WB and the National Aeronautics and Space Administration (NASA), released Hubble 3D: The IMAX Experience to its network on March 19, 2010, which chronicles a team of astronauts’ journey to the Hubble Space Telescope.

     The introduction of the digital projector in 2008 has not only allowed the Company to increase the size of its network, but it has also allowed for an increased number of IMAX DMR films to be exhibited in IMAX theaters. The increased number of IMAX DMR films released to the IMAX theater network can minimize the impact of an individual film’s weak performance. In addition, the increased number of titles, more closely spaced, can mean a greater opportunity to capitalize on the early weeks of a movie’s release, when over half of a given title’s gross box office is typically generated. However, the Company cautions that films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and type of IMAX DMR and IMAX original films released to the IMAX theater network.
     The Company has been evaluating DMR opportunities in other international markets as it believes that making local content available in IMAX theaters abroad will support the Company’s growth in international markets. In June 2009, the Company and Huayi Bros. Media Corporation Ltd., China’s largest privately owned media group, announced an agreement to release up to 3 mainstream, commercial Chinese films to IMAX theaters in China, other parts of Asia and key North American markets beginning in July 2010 with the film Aftershock: The IMAX Experience. The Company’s international-only release of Prince of Persia: Sands of Time: The IMAX Experience during the second quarter of 2010 marks another effort by the Company to enhance its international film slate. The Company anticipates additional international-only releases in the future.
     As previously noted, the Company anticipates continued improved financial performance for 2010 compared to prior years. The global financial-environment, however, remains volatile and the U.S. and global economies could remain significantly challenged for an indeterminate period of time. While historically the movie industry has been somewhat resistant to economic downturns, present economic conditions, which are beyond the Company’s control, could lead to a decrease in discretionary consumer spending. It is difficult to predict the severity and duration of any decrease in consumer spending resulting from the economic downturn and what affect it may have on the movie industry in general and IMAX DMR box-office results in particular.
     To date, the Company has signed joint revenue sharing arrangements for 196 theater systems, 126 of which have been installed as at June 30, 2010. As the Company continues to add joint revenue sharing systems to its theater base, the Company’s revenues become more dependent on the box-office performance of the films released to the IMAX network and therefore increasingly exposed to any decline in attendance at commercial IMAX theaters. More broadly, if the industry were to face declining admissions, commercial exhibitors could become less willing or, as a result of disruptions in the capital and credit markets that may limit exhibitors’ access to capital, less able to invest capital in new IMAX theaters or to fulfil their existing obligations to the Company. As a result, the Company’s revenues could be lower than expected. Despite the economic downturn, domestic gross box office as at July 26, 2010 totalled approximately $6.7 billion, a 4.3% increase over the same period of 2009 according to various industry reports and trade publications, and IMAX DMR films continued to significantly outperform other lower-cost formats on a per screen basis.
     During the remainder of 2010, the Company expects to continue to explore new areas of brand extension including: 3D in-home entertainment technology; digital re-mastering and 2D-to-3D conversion of movie and television content; increased post-production opportunities; alternative theater content and partnering with technology, studio, programming, content and consumer electronics companies.
     On June 2, 2010, the Company entered into a joint venture arrangement with Discovery Communications and Sony Corp. of America to launch among the world’s first 3D television channels. The channel is anticipated to have a wide array of 3D content, including IMAX 3D films. The Company believes this is a highly strategic investment as it looks to expand the breadth of its 3D technology and content.
LIQUIDITY AND CAPITAL RESOURCES
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
     The revolving portion of the Credit Facility permits maximum aggregate borrowings equal to the lesser of:
(i) $40.0 million, and
(ii) a collateral calculation based on the percentages of the book values of the Company’s net investment in sales-type leases, financing receivables, certain trade accounts receivable, finished goods inventory allocated to backlog contracts and the appraised values of the expected future cash flows related to operating leases and the Company’s owned real property, reduced by certain accruals and accounts payable and subject to other conditions, limitations and reserve right requirements. It is also reduced by the settlement risk on its foreign currency forward contracts when the notional value exceeds the fair value of the forward contracts.
     The revolving portion of the Credit Facility bears interest at either (i) LIBOR plus a margin of 2.75% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 1.25% per annum, at the Company’s option. The term loan portion of the Credit Facility bears interest at the Company’s option, at either (i) LIBOR plus a margin of 3.75% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 2.25% per annum. Under the Credit Facility, the effective interest rate for the three and six months ended June 30, 2010 for the term loan portion was 4.04% and 4.03%, respectively (2009 — n/a) and 4.50% and 3.56%, respectively for the revolving portion (2009 — 2.16% and 2.22%).
     The Credit Facility provides that so long as the term loan remains outstanding, the Company will be required to maintain: (i) a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1 through December 31, 2010, and (ii) a ratio of funded debt to EBITDA of not more than 1.75:1 thereafter. If the Company repays the term loan in full, it will remain subject to such ratio requirements only if Excess Availability (as defined in the Credit Agreement) is less than $10.0 million or Cash and Excess Availability (as defined in the Credit Agreement) is less than $15.0 million. The ratio of funded debt to EBITDA was 0.27:1 at June 30, 2010, where Funded Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $40.0 million. EBITDA is calculated as follows:

	For the	For the
EBITDA per Credit Facility:	3 months ended	12 months ended
(In thousands of U.S. Dollars)	June 30, 2010	June 30, 2010(1)
Net earnings	$13,302	$44,984
Add (subtract):
Provision for income taxes	396	564
Interest expense, net of interest income	522	6,165
Depreciation and amortization, including film asset amortization	5,453	19,987
Write-downs net of recoveries including asset impairments and receivable provisions	469	1,408
Stock and other non-cash compensation	(3,529)	19,792
Other, net	(269)	(242)

	$16,344	$92,658

(1)	Ratio of funded debt calculated using twelve months ended EBITDA
     The Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0; provided, however, that if the Company repays the term loan in full, it will remain subject to such ratio requirement only if Excess Availability is less than $10.0 million or Cash and Excess Availability is less than $15.0 million. At all times, under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. These amounts were $45.0 million and $82.0 million at June 30, 2010 respectively. The Company was in compliance with all of these requirements at June 30, 2010.
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
     Bank indebtedness includes the following:

	June 30,	December 31,
	2010	2009
Term Loan	$24,792	$35,000
Revolving Credit Facility	—	15,000

	$24,792	$50,000

     During 2010, the Company repaid $15.0 million of its remaining outstanding indebtedness under the revolving portion of the Credit Facility and $10.2 million of its term loan. Total amounts drawn and available under the Credit Facility at June 30, 2010 were $24.8 million and $40.0 million, respectively (December 31, 2009 were $50.0 million and $24.8 million, respectively).
     As at June 30, 2010, the Company’s current borrowing capacity under the revolving portion of the Credit Facility was $40.0 million after deduction for the minimum Excess Availability reserve of $5.0 million. Outstanding borrowings and letters of credit and advance payment guarantees were $nil as at June 30, 2010. As at December 31, 2009, the borrowing capacity was $24.8 million after deduction for outstanding borrowings of $15.0 million, letters of credit and advanced payment guarantees of $0.3 million and the minimum Excess Availability reserve of $5.0 million.
     Letters of Credit and Other Commitments
     As at June 30, 2010, the Company had letters of credit and advance payment guarantees of $nil outstanding (December 31, 2009 — $0.3 million), of which the entire balance has been secured by the Credit Facility.
     The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at June 30, 2010, the Company had letters of credit outstanding of $4.2 million under the Bank of Montreal Facility as compared to $3.6 million as at December 31, 2009.
     Cash and Cash Equivalents
     As at June 30, 2010, the Company’s principal sources of liquidity included cash and cash equivalents of $37.0 million, the Credit Facility, anticipated collection from trade accounts receivable of $40.3 million, anticipated collection from financing receivables due in the next 12 months of $10.1 million, and payments expected in the next 12 months on existing backlog deals. As at June 30, 2010, the Company has drawn down $nil on the revolving portion of the Credit Facility, and had letters of credit of $nil outstanding under the Credit Facility and $4.2 million under the Bank of Montreal Facility.
     During the six months ended June 30, 2010, the Company’s operations, including investment in film assets, provided cash of $39.9 million and the Company used cash of $5.1 million to fund capital expenditures. Based on management’s current operating plan for 2010, the Company expects to continue to use cash as it deploys additional theater systems under joint revenue sharing arrangements. Cash flows from joint revenue sharing arrangements are derived from the theater box office and concession revenues and the Company invested directly in the roll out of 9 new theater systems and 1 digital upgrade under joint revenue sharing arrangements during the six months ended June 30, 2010.

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
     Cash provided by operating activities amounted to $39.9 million for the six months ended June 30, 2010. Changes in other non-cash operating assets as compared to December 31, 2009 include: an increase of $1.2 million in financing receivables; an increase of $2.6 million in accounts receivable; an increase of $4.5 million in inventories; an increase of $2.7 million in prepaid expenses, which primarily relates to prepaid directors’ and officers’ liability insurance for 2010 and an increase in film distribution expenses; and a $0.6 million decrease in other assets which includes a $0.5 million decrease in insurance recoveries receivable. Changes in other non-cash operating liabilities as compared to December 31, 2009: an increase in deferred revenue of $4.0 million related to backlog payments received offset by amounts relieved from deferred revenue related to theater system installations in the current period; an increase in accounts payable of $0.7 million; and a decrease of $6.6 million in accrued liabilities associated with operating activities. Included in accrued liabilities at June 30, 2010, was $29.8 million in respect of accrued pension obligations.
     Investing Activities
     Net cash used in investing activities amounted to $3.0 million in the six months ended June 30, 2010, which includes an investment in joint revenue sharing equipment of $2.3 million, purchases of $2.8 million in property, plant and equipment, an increase in other assets of less than $0.1 million, a $0.7 million investment in a new business venture, an increase in other intangible assets of $0.3 million, and a receipt of $3.2 million representing the cash surrender value of a life insurance policy.
     Financing Activities
     Net cash used in financing activities in the six months ended June 30, 2010, amounted to $20.2 million due to repayment of bank indebtedness of $25.2 million, offset by the proceeds from the issuance of common shares from stock option redemptions in the period.
     Capital Expenditures
     Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, and investments in film assets were $10.9 million for the six months ended June 30, 2010, as compared to $18.2 million for the six months ended June 30, 2009.
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
     As at June 30, 2010, the Company had 190 digital theaters installed and operating in exhibitor theaters and 175 digital theater system arrangements in its backlog, which include the significant transactions described below.
     On December 7, 2007, the Company announced a significant joint revenue sharing arrangement with American-Multi Cinemas, Inc. (“AMC”) for the installation of 100 digital projection systems to be installed in the latter half of 2008 through 2010. On May 28, 2010, this arrangement was amended to include an additional 15 to 25 digital projection systems to be installed at various times in 2011. As of June 30, 2010, the Company has installed 75 of the 100 digital projection systems contracted for under the agreement with AMC. Included among the terms of the amended agreement is an increase in the length of the term for all AMC IMAX theaters from 7 to 10 years as well as an adjusted allocation of costs to help defray AMC’s increased operating expenses.
     The Company and Regal Cinemas, Inc (“Regal”) announced on March 24, 2008 a joint revenue sharing agreement to install 31 digital projection systems at Regal locations in 20 major U.S. markets. As of June 30, 2010, the Company has installed 27 of the 31 digital projection systems. In June 2008, the Company and Hoyts Multiplex Cinemas PTY Ltd (“Hoyts”) entered into a joint revenue sharing arrangement for 4 digital projection systems. To date, the Company has installed 3 of the 4 digital projection systems. In July 2008, the Company signed a joint revenue sharing arrangement with Tokyu Recreation Co., Ltd (“Tokyu”) to install up to 4 digital projection systems, all 4 of which were installed as of June 30, 2010. On March 31, 2010, this arrangement was amended to include an additional 5 digital theaters throughout Japan.
     In September 2008, the Company signed a joint revenue sharing arrangement with Cineplexx Kinobetriebe GMBH (“Cineplexx”) for 3 digital projection systems, 2 of which were installed as at June 30, 2010.
     On October 20, 2009, the Company and Pathé Netherlands, a Europalaces/Pathé company and the largest exhibitor in The Netherlands, announced an agreement to install 2 new IMAX theater systems, as well as a digital upgrade to the exhibitor’s existing film-based system, as part of an expanded joint revenue sharing arrangement between the two companies. In the fourth quarter of 2009, the Company installed 1 new digital theater system and the digital upgrade contracted for under the Agreement. As of June 30, 2010, all theater systems required under the agreement had been installed. During the first quarter of 2010, the Company signed a joint revenue sharing agreement for 4 digital theater systems to be located in France with Europalaces SAS, a Europalaces/Pathé company. As at June 30, 2010, the Company has installed one of such theaters.
     On March 10, 2010, the Company announced a joint revenue sharing arrangement with CJ CGV Co., Ltd., the largest multiplex cinema chain in South Korea (“CJ CGV”), for up to 15 digital projection systems. Under the terms of its agreement with the Company, CJ CGV will add 10 new digital theaters under joint revenue sharing arrangements, with the option for 5 additional systems, and will upgrade 4 of its existing film-based IMAX theaters, which are not under joint revenue sharing arrangements, to digital. As at June 30, 2010, the Company has upgraded 3 of such theaters from film-based to digital.
     On July 12, 2010, the Company announced a joint revenue sharing arrangement with United Cinemas, one of the leading movie theater chains in Japan, for 3 digital projection systems. Under the terms of this agreement, the companies will have the option to install 2 additional IMAX theater systems in Japan at a later date. The deal brings the total number of confirmed joint revenue sharing arrangements scheduled to be operating in Japan by the end of 2010 to 8.
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
     Pension and Postretirement Obligations
     The Company has an unfunded defined benefit pension plan, the SERP, covering Messrs. Gelfond and Wechsler. As at June 30, 2010, the Company had an unfunded and accrued projected benefit obligation of approximately $29.8 million (December 31, 2009 — $29.9 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on

Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate. The Company may use the cash surrender value or the proceeds of the life insurance policies taken on Messrs. Gelfond and Wechsler to be applied towards the benefits due and payable under the SERP, although there can be no assurance that the Company will ultimately do so. During the quarter ended June 30, 2010, the Company obtained $3.2 million representing the cash surrender value of Mr. Gelfond’s policy. At June 30, 2010, the cash surrender value of Mr. Wechsler’s policy was $4.5 million (December 31, 2009 — $7.3 million) and has been included in other assets.
     In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at June 30, 2010, the Company had an unfunded benefit obligation recorded of $0.4 million (December 31, 2009 — $0.4 million).
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
CONTRACTUAL OBLIGATIONS
     Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
	Total
(In thousands of U.S. Dollars)	Obligations	2010	2011	2012	2013	2014	Thereafter
Credit Facility	24,792	1,459	17,500	5,833	—	—	—
Capital lease obligations	100	32	26	22	20	—	—
Operating lease obligations	19,777	3,097	5,922	5,566	2,075	869	2,248
Pension obligations (1)	30,329	14,748	15,581	—	—	—	—
Postretirement benefits obligations	137	13	26	29	33	36	—
Purchase obligations	13,529	13,529	—	—	—	—	—

	$88,664	$32,878	$39,055	$11,450	$2,128	$905	$2,248

(1)	The SERP assumptions include that Mr. Wechsler will receive a lump sum payment at August 1, 2010 and that Mr. Gelfond will receive a lump sum payment in 2011 upon retirement at the end of the current term of his employment agreement, although Mr. Gelfond has informed the Company that he does not currently intend to retire at that time.
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
     For the three and six months ended June 30, 2010, the Company recorded a foreign exchange loss of $0.9 million and $0.6 million, respectively, as compared with a foreign exchange gain of $2.5 million and $1.3 million, respectively, in 2009.
     The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies with settlement dates throughout 2009 and 2010. In addition, at June 30, 2010, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered foreign currency hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The notional value of these contracts at June 30, 2010 was $8.7 million (December 31, 2009 — $2.8 million). A loss of $0.4 million and $0.2 million was recorded to Other Comprehensive Income with respect to the depreciation in the value of these contracts in the three and six months ended June 30, 2010, respectively (2009 — appreciation of $1.3 million and $0.8 million respectively). A loss of less than $0.1 million and a gain of $0.5 million for the three and six months ended June 30, 2010, respectively (2009 — $0.4 million and $0.3 million, respectively) was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses. The notional value of forward contracts that do not qualify for hedge accounting at June 30, 2010 was $23.0 million (December 31, 2009 — $4.5 million).
     For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.
     At June 30, 2010, the Company’s net investment in leases and working capital items denominated in Canadian dollar and Euros aggregated to $3.9 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2010, the potential change in the fair value of foreign currency-denominated net investment in leases and working capital items would be $0.4 million.
     Interest Rate Risk Management
     The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.
     As at June 30, 2010, the Company borrowings under the Credit Facility were $24.8 million (December 31, 2009 — $50.0 million).
     The Company’s largest exposure with respect to variable rate debt comes from changes in the London Interbank Offered Rate (LIBOR). The Company had variable rate debt instruments representing approximately 20.0% and 24.7% of its total liabilities as at June 30, 2010 and December 31, 2009, respectively. If interest rates available to the Company increased by 10 percent, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately less than $0.1 million for the quarter ended June 30, 2010. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate debt and cash balances at June 30, 2010.
     At June 30, 2010 the Company is not exposed to any market risk for fixed rate debt as the Company repurchased all of the remaining $160.0 million of its Senior Notes due December 2010 in 2009.
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
     The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at June 30, 2010 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in the Company’s internal control over financial reporting which occurred during the six months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See note 10 to the interim condensed consolidated financial statements for information regarding legal proceedings involving the Company.
Item 1A. Risk Factors
     There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of the Company’s shareholders held on June 9, 2010, shareholders represented at the meeting voted on the following matters:
1. Election of Directors
By a vote by way of show of hands, Richard L. Gelfond and Bradley J. Wechsler were elected as Class III directors of the Company for a term expiring in 2013. Management received proxies from the shareholders to vote for the two directors nominated for election as follows:

Director	Votes For	Votes Withheld
Richard L. Gelfond	34,879,575	398,991
Bradley J. Wechsler	34,557,855	720,711
     In addition to the foregoing directors, the following directors continued in office: Neil S. Braun, Kenneth G. Copland, Garth M. Girvan, David W. Leebron and Marc A. Utay.
2. Appointment of Auditor
By a vote by way of show of hands, PricewaterhouseCoopers, LLP (“PWC”) were appointed auditors of the Company to hold office until the next annual meeting of shareholders and authorizing the directors to fix their remuneration. Management received proxies from the shareholders to vote for the re-appointment of PWC as follows:

	Votes For	Votes Against	Votes Withheld
Appointment of Auditor	53,635,012	356,583	89,014
There were no other matters coming before the meeting that required a vote by the shareholders.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
No.	Description

10.31	Second Amending Agreement, dated April 29, 2010, between IMAX Corporation and Greg Foster.

10.32	Second Amending Agreement, dated May 14, 2010, between IMAX Corporation and Joseph Sparacio.

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated July 29, 2010, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated July 29, 2010, by Joseph Sparacio.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated July 29, 2010, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated July 29, 2010, by Joseph Sparacio.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION
Date: July 29, 2010	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer (Principal Financial Officer)

Date: July 29, 2010	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Vice-President, Finance & Controller (Principal Financial Officer)