Form 10-Q
period 2010-09-30
IMAX CORP
filed 2010-10-28
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of Oct 22, 2010
Common stock, no par value	63,864,759

IMAX CORPORATION

IMAX CORPORATION
SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
     Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) and expectations regarding the Company’s future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; including the length and severity of the current economic downturn, the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; the performance of IMAX DMR films; conditions in the in-home and out-of-home entertainment industries; the signing of theater system agreements; changes in laws or regulations; conditions, changes and developments in the commercial exhibition industry; the failure to convert theater system backlog into revenue; risks associated with the Company’s transition to a digitally-based projector; risks related to new business initiatives; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; the potential impact of increased competition in the markets the Company operates within; risks related to foreign currency transactions; risks related to the Company’s prior restatements and the related litigation and investigation by the Securities and Exchange Commission (the “SEC”) and the ongoing inquiry by the Ontario Securities Commission (the “OSC”); and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®,
IMAX DMR®, DMR®, IMAX MPX®, IMAX think big® and think big® are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

IMAX CORPORATION
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

IMAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Cash and cash equivalents	$45,494	$20,081
Accounts receivable, net of allowance for doubtful accounts of $2,547 (December 31, 2009 — $2,770)	35,700	37,652
Financing receivables (note 3)	65,476	62,585
Inventories (note 4)	17,630	10,271
Prepaid expenses	3,153	2,609
Film assets	2,700	3,218
Property, plant and equipment (note 5)	64,102	54,820
Other assets (notes 18(c))	10,061	15,140
Goodwill	39,027	39,027
Other intangible assets (note 6)	2,238	2,142

Total assets	$285,581	$247,545

Liabilities
Bank indebtedness (note 8)	$21,875	$50,000
Accounts payable	24,837	16,803
Accrued liabilities (notes 9(a), 9(c), 10, 14(a), 15(b), 17(a), and 17(c))	66,259	77,853
Deferred revenue	72,152	57,879

Total liabilities	185,123	202,535

Commitments and contingencies (notes 9 and 10)

Shareholders’ equity
Capital stock (note 15) common shares — no par value. Authorized — unlimited number.
Issued and outstanding — 63,811,797 (December 31, 2009 — 62,831,974)	287,722	280,048
Other equity	7,264	6,044
Deficit	(195,368)	(241,988)
Accumulated other comprehensive income	840	906

Total shareholders’ equity	100,458	45,010

Total liabilities and shareholders’ equity	$285,581	$247,545

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
		(note 19)		(note 19)
Revenues
Equipment and product sales	$13,539	$18,217	$41,533	$38,714
Services (note 11(c))	28,499	19,278	97,522	57,744
Rentals (note 11(c))	7,420	4,283	36,623	15,528
Finance income	1,211	1,052	3,372	3,125
Other	400	646	400	1,862

	51,069	43,476	179,450	116,973

Costs and expenses applicable to revenues
Equipment and product sales (note 11(a))	6,673	8,727	22,825	19,793
Services (note 11(a) and 11(c))	15,776	13,619	47,953	35,583
Rentals (note 11(a))	2,691	1,961	7,403	7,293
Other	—	390	—	635

	25,140	24,697	78,181	63,304

Gross margin	25,929	18,779	101,269	53,669
Selling, general and administrative expenses (note 11(b)) (including share-based compensation expense of $4.1 million and $9.7 million for the three and nine months ended September 30, 2010, respectively (2009 - $3.2 million and $7.8 million, respectively))	16,051	12,756	46,713	35,917
Research and development	1,509	998	3,971	2,731
Amortization of intangibles	106	144	351	424
Receivable provisions, net of recoveries (note 13)	70	89	436	1,078

Income from operations	8,193	4,792	49,798	13,519
Interest income	77	23	374	49
Interest expense	(374)	(3,094)	(1,561)	(11,592)
Gain (loss) on repurchase of Senior Notes due December 2010 (note 7)	—	(220)	—	224

Income from continuing operations before income taxes	7,896	1,501	48,611	2,200
Provision for income taxes	(1,160)	(344)	(1,991)	(885)

Income from continuing operations	6,736	1,157	46,620	1,315

Loss from discontinued operations (note 19)	—	(95)	—	(333)

Net Income	$6,736	$1,062	$46,620	$982

Net income per share — Basic and Diluted: (note 15(c))
Net income per share from continuing operations	$0.11	$0.02	$0.73	$0.03
Net income per share from discontinued operations	—	—	—	(0.01)

	$0.11	$0.02	$0.73	$0.02

Net income per share from continuing operations — diluted	$0.10	$0.02	$0.70	$0.03
Net income per share from discontinued operations — diluted	—	—	—	(0.01)

	$0.10	$0.02	$0.70	$0.02

Comprehensive income consists of:
Net income	$6,736	$1,062	$46,620	$982
Amortization of prior service cost	—	37	—	110
Amortization of actuarial gain on defined benefit plan	—	(171)	—	(512)
Realized actuarial gain on settlement of pension liability (note 17(a))	(385)	—	(385)	—
Unrealized hedging gain (note 18(c))	463	1,184	284	1,968
Realization of hedging losses (gains) upon settlement (note 18(c))	60	(764)	(482)	(1,077)
Income tax expense related to items of comprehensive income (note 14(b))	517	37	517	158

Comprehensive income, net of income taxes	$7,391	$1,385	$46,554	$1,629

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months
	Ended September 30,
	2010	2009
		(note 19)
Cash provided by (used in):
Operating Activities
Net income	$46,620	$982
Net loss from discontinued operations	—	333
Items not involving cash:
Depreciation and amortization (note 12(c))	15,508	14,629
Write-downs, net of recoveries (note 12(d))	982	1,712
Change in deferred income taxes	517	158
Stock and other non-cash compensation	10,116	9,030
Foreign currency exchange gain	(395)	(1,078)
Gain on repurchase of Senior Notes due December 2010	—	(224)
Change in cash surrender value of life insurance	(107)	(306)
Investment in film assets	(7,648)	(6,881)
Changes in other non-cash operating assets and liabilities (note 12(a))	(11,892)	(4,687)
Net cash provided by operating activities from discontinued operations (note 19)	—	(389)

Net cash provided by operating activities	53,701	13,279

Investing Activities
Purchase of property, plant and equipment	(3,898)	(754)
Investment in joint revenue sharing equipment	(6,550)	(18,147)
Investment in new business ventures	(2,167)	—
Cash surrender value of life insurance	7,797	—
Acquisition of other assets	(691)	(561)
Acquisition of other intangible assets	(450)	(208)

Net cash used in investing activities	(5,959)	(19,670)

Financing Activities
Repayment of bank indebtedness (note 8)	(28,125)	—
Repurchase of Senior Notes Due December 2010 (note 7)	—	(54,692)
Common shares issued — public offerings, net of offering expenses paid	—	130,850
Shelf registration fees paid	—	(150)
Common shares issued — stock options exercised (note 15(b))	5,871	3,288

Net cash (used in) provided by financing activities	(22,254)	79,296

Effects of exchange rate changes on cash	(75)	(1,230)

Increase in cash and cash equivalents during the period	25,413	71,675

Cash and cash equivalents, beginning of period	20,081	27,017

Cash and cash equivalents, end of period	$45,494	$98,692

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
     The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). The Company has 8 film production companies that are VIEs. As the Company has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE for 2 of the film production companies, the Company has determined that it is the primary beneficiary of these entities. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets and total liabilities of $nil million as at September 30, 2010 (December 31, 2009 — less than $0.1 million). For the other 6 film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at September 30, 2010, these 6 VIEs have total assets of $4.1 million (December 31, 2009 — $3.8 million) and total liabilities of $4.1 million (December 31, 2009 — $3.8 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil for the three and nine months ended September 30, 2010, respectively (2009 — $nil). The carrying value of these investments in VIEs that are not consolidated is $nil at September 30, 2010 (December 31, 2009 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statement of operations.
     The Company accounts for investments in new business ventures using the guidance of ASC 325 Investments — Other (“ASC 325”) and ASC 320 Investments in Debt and Equity Securities (“ASC 320”), as appropriate. At September 30, 2010, the cost method of accounting, where the Company’s rights under the agreements or percentage of ownership currently do not grant it significant influence over the venture’s operations, is being utilized for an investment with a book value of $0.7 million. The Company has determined it is not the primary beneficiary of this VIE, and therefore it has been recorded at historical cost. Any additional contributions will increase the investment cost and any dividends or distributions received will reduce the investment cost. Investments under the cost basis are evaluated for impairment periodically and the investment cost will be adjusted accordingly if there are indications that the possibility of recovery is doubtful. In addition, during the quarter, the Company made an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under ASC 320 and is recorded at its fair value of $1.5 million at September 30, 2010 (September 30, 2009 — nil). This investment is classified as an available-for-sale investment. The total carrying value of investments in new business ventures at September 30, 2010 and September 30, 2009 is $2.2 million and $nil, respectively, and is recorded in Other Assets.
     All significant intercompany accounts and transactions, including all unrealized intercompany profits on transactions with equity-accounted investees, have been eliminated.
     The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
     These interim financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K for the year ended December 31, 2009 (“the 2009 Form 10-K”) which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company’s financial statements for the year ended December 31, 2009, except as noted below.

2. New Accounting Standards and Accounting Changes
  Changes in Accounting Standards
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
     In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.
     During 2010, the FASB has issued several ASU’s — ASU No. 2010-01 through ASU No. 2010-25. Except for ASU No. 2010-06 and ASU No. 2010-20 discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.
3. Financing Receivables
     Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	September 30,	December 31,
	2010	2009
Gross minimum lease payments receivable	$57,546	$64,779
Unearned finance income	(17,413)	(18,939)

Minimum lease payments receivable	40,133	45,840
Accumulated allowance for uncollectible amounts	(6,133)	(5,734)

Net investment in leases	34,000	40,106

Gross financed sales receivables	45,314	32,526
Unearned finance income	(13,665)	(9,869)

Financed sales receivables	31,649	22,657
Accumulated allowance for uncollectible amounts	(173)	(178)

Net financed sales receivables	31,476	22,479

Total financing receivables	$65,476	$62,585

Net financed sales receivables due within one year	$4,588	$4,304
Net financed sales receivables due after one year	$26,888	$18,175
     As at September 30, 2010, the financed sale receivables had a weighted average effective interest rate of 9.3% (December 31, 2009 — 9.4%).

4. Inventories

	September 30,	December 31,
	2010	2009
Raw materials	$7,541	$4,045
Work-in-process	1,691	983
Finished goods	8,398	5,243

	$17,630	$10,271

     At September 30, 2010, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $3.6 million (December 31, 2009 — $1.6 million).
     Inventories at September 30, 2010 include provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $3.9 million (December 31, 2009 — $3.8 million).
5. Property, Plant and Equipment

	As at September 30, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$77,675	$33,658	$44,017
Camera equipment(5)	6,355	5,988	367

	84,030	39,646	44,384

Assets under construction(3)	7,107	—	7,107

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	8,780	5,943
Office and production equipment(4)	26,710	23,620	3,090
Leasehold improvements	8,629	6,644	1,985

	51,655	39,044	12,611

	$142,792	$78,690	$64,102

	As at December 31, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$68,349	$30,240	$38,109
Camera equipment(5)	5,954	5,954	—

	74,303	36,194	38,109

Assets under construction(3)	3,700	—	3,700

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	8,404	6,319
Office and production equipment(4)	27,145	24,347	2,798
Leasehold improvements	8,421	6,120	2,301

	51,882	38,871	13,011

	$129,885	$75,065	$54,820

(1)	Included in theater system components are assets with costs of $20.3 million (December 31, 2009 — $21.3 million) and accumulated depreciation of $19.4 million (December 31, 2009 — $20.2 million) that are leased to customers under operating leases.

(2)	Included in theater system components are assets with costs of $53.1 million (December 31, 2009 — $42.7 million) and accumulated depreciation of $10.9 million (December 31, 2009 — $6.7 million) that are used in joint revenue sharing arrangements.

(3)	Included in assets under construction are components with costs of $5.4 million (December 31, 2009 — $3.1 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.

(4)	Included in office and production equipment are assets under capital lease with costs of $1.5 million (December 31, 2009 — $1.5 million) and accumulated depreciation of $1.4 million (December 31, 2009 — $1.3 million).

(5)	Included in camera equipment is fully amortized equipment still in use by the Company.
6. Other Intangible Assets

	As at September 30, 2010
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$6,962	$4,767	$2,195
Intellectual property rights	100	57	43
Other	250	250	—

	$7,312	$5,074	$2,238

	As at December 31, 2009
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$6,543	$4,452	$2,091
Intellectual property rights	100	49	51
Other	250	250	—

	$6,893	$4,751	$2,142

     The Company expects to amortize approximately $0.1 million of other intangible assets for the remainder of 2010 and $0.3 million for each of the next 5 years, respectively. Fully amortized other intangible assets are still in use by the Company.
     During the nine months ended September 30, 2010, the Company acquired $0.5 million in patents and trademarks. The net book value of these patents and trademarks was $0.4 million as at September 30, 2010. The weighted average amortization period for these additions was 10 years.
     During the three and nine months ended September 30, 2010, the Company did not incur costs to renew or extend the term of acquired other intangible assets.
7. Senior Notes due December 2010
     As at September 30, 2009, the Company had outstanding $104.4 million in principal amount of Senior Notes due December 1, 2010 (the “Senior Notes”). During the remainder of 2009, the Company repurchased all $160.0 million aggregate principal amount outstanding.

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
     The revolving portion of the Credit Facility bears interest at either (i) LIBOR plus a margin of 2.75% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 1.25% per annum, at the Company’s option. The term loan portion of the Credit Facility bears interest at the Company’s option, at either (i) LIBOR plus a margin of 3.75% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 2.25% per annum. Under the Credit Facility, the effective interest rate for the three and nine months ended September 30, 2010 for the term loan portion was 4.11% and 4.05%, respectively (2009 — n/a) and n/a and 3.56%, respectively for the revolving portion (2009 — 2.03% and 2.15%).

     The Credit Facility provides that so long as the term loan remains outstanding, the Company will be required to maintain: (i) a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1 through December 31, 2010, and (ii) a ratio of funded debt to EBITDA of not more than 1.75:1 thereafter. If the Company repays the term loan in full, it will remain subject to such ratio requirements only if Excess Availability (as defined in the Credit Agreement) is less than $10.0 million or Cash and Excess Availability (as defined in the Credit Agreement) is less than $15.0 million. The Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0; provided, however, that if the Company repays the term loan in full, it will remain subject to such ratio requirement only if Excess Availability is less than $10.0 million or Cash and Excess Availability is less than $15.0 million. At all times, under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. These amounts were $45.0 million and $90.5 million at September 30, 2010 respectively. The Company was in compliance with all of these requirements at September 30, 2010.
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
     Bank indebtedness includes the following:

	September 30,	December 31,
	2010	2009
Term Loan	$21,875	$35,000
Revolving Credit Facility	—	15,000

	$21,875	$50,000

     During 2010, the Company repaid its $15.0 million outstanding indebtedness under the revolving portion of the Credit Facility and $13.1 million of its term loan. Total amounts drawn and available under the Credit Facility at September 30, 2010 were $21.9 million and $40.0 million, respectively (December 31, 2009 — $50.0 million and $24.8 million, respectively).
     At September 30, 2010, the Company’s current borrowing capacity under the revolving portion of the Credit Facility was $40.0 million after deduction for the minimum Excess Availability reserve of $5.0 million. Outstanding borrowings and letters of credit and advance payment guarantees were $nil as at September 30, 2010. At December 31, 2009, the borrowing capacity was $24.8 million after deduction for outstanding borrowings of $15.0 million, letters of credit and advanced payment guarantees of $0.3 million and the minimum Excess Availability reserve of $5.0 million.
     In accordance with the loan agreement, the Company is obligated to make payments on the principal of the term loan as follows:

2010 (three months remaining)	$—
2011	16,042
2012	5,833
2013	—
2014	—
Thereafter	—

$21,875

  Wells Fargo Foreign Exchange Facility
     Within the Credit Facility entered into on November 16, 2009, the Company has a $10.0 million sublimit to cover the Company’s settlement risk on its purchased foreign currency forward contracts and/or other swap arrangements as defined in the Credit Facility.

The settlement risk on its foreign currency forward contracts was $nil as at September 30, 2010 as the fair value exceeded the notional value of the forward contracts. The Company can enter into such arrangements up to a notional amount of $50.0 million, of which $8.3 million is remaining.
  Bank of Montreal Facilities
     At September 30, 2010, the Company has available a $10.0 million facility (December 31, 2009 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at September 30, 2010, the Company has letters of credit outstanding of $2.8 million as compared to $3.6 million as at December 31, 2009 under the Bank of Montreal Facility.
     During 2009, the Company had available a $5.0 million facility solely used to cover the Company’s settlement risk on its purchased foreign currency forward contracts entered into prior to December 2009. The facility was fully insured by EDC. As at September 30, 2010, all of the foreign currency contracts subject to the $5.0 million facility have matured and the facility is no longer available to the Company. The settlement risk on its foreign currency forward contracts was $nil on December 31, 2009 as the fair value exceeded the notional value of the forward contracts.
9. Commitments
     (a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided by amortizing the benefit straight-line over the remaining term of the lease. Total minimum annual rental payments to be made by the Company under operating leases as at September 30, 2010 for each of the years ended December 31, are as follows:

	Operating Leases	Capital Leases
2010 (three months remaining)	$1,532	$14
2011	5,790	26
2012	5,574	22
2013	2,073	20
2014	869	—
Thereafter	2,248	—

	$18,086	$82

     Rent expense was $1.3 million and $3.6 million for three and nine months ended September 30, 2010, respectively (2009 — $1.2 million and $3.8 million, respectively) net of sublease rental of $0.1 million and $0.3 million, respectively (2009 — $0.1 million and $0.3 million, respectively).
     Recorded in the accrued liabilities balance as at September 30, 2010 is $4.4 million (December 31, 2009 — $5.0 million) related to accrued rent and lease inducements being recognized as an offset to rent expense over the term of the lease.
     Purchase obligations under long-term supplier contracts as at September 30, 2010 were $17.1 million (December 31, 2009 — $9.3 million).
     (b) As at September 30, 2010, the Company has letters of credit and advance payment guarantees secured by the Credit Facility of $nil (December 31, 2009 — $0.3 million) outstanding. As at September 30, 2010, the Company also has letters of credit outstanding of $2.8 million as compared to $3.6 million as at December 31, 2009, under the Bank of Montreal Facility.
     (c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At September 30, 2010, $1.6 million (December 31, 2009 — $0.7 million) of commissions have been accrued and will be payable in future periods.

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
     (a) In March 2005, the Company, together with Three-Dimensional Media Group, Ltd. (“3DMG”), filed a complaint in the U.S. District Court for the Central District of California, Western Division, against In-Three, Inc. (“In-Three”) alleging patent infringement. On March 10, 2006, the Company and In-Three entered into a settlement agreement settling the dispute between the Company and In-Three. Despite the settlement reached between the Company and In-Three, co-plaintiff 3DMG refused to dismiss its claims against In-Three. Accordingly, the Company and In-Three moved jointly for a motion to dismiss the Company’s and In-Three’s claims. On August 24, 2010, the Court dismissed all of the claims pending between the Company and In-Three, thus dismissing the Company from the litigation.
     On May 15, 2006, the Company initiated arbitration against 3DMG before the International Centre for Dispute Resolution in New York (the “ICDR”), alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the Arbitration Panel unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. The proceeding was suspended on May 4, 2009 due to failure of 3DMG to pay fees associated with the proceeding. The proceeding was further suspended on October 11, 2010 pending resolution of reexamination proceedings currently pending involving one of 3DMG’s patents. The Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.
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
     (c) In June 2004, Robots of Mars, Inc. (“Robots”) initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to arbitration provisions in two film production agreements between Robots’ predecessor-in-interest and a subsidiary of the Company (Ridefilm), asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with the contract. Robots is seeking an award of contingent compensation that it claims is owed under two production agreements, damages for tort claims, and punitive damages. The arbitration hearing of this matter occurred in June and October 2009. The parties are currently awaiting a final award from the arbitrator. The Company believes the amount of loss, if any, that may be suffered in connection with this proceeding, will not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of such arbitration.

     (d) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 and July 20, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on December 10, 2007. On September 16, 2008, the Court issued a memorandum opinion and order, denying the motion. On October 6, 2008, the defendants filed an answer to the amended complaint. On October 31, 2008, the plaintiffs filed a motion for class certification. Fact discovery on the merits commenced on November 14, 2008 and is ongoing. On March 13, 2009, the Court granted a second prospective lead plaintiff’s request to file a motion for reconsideration of the Court’s order naming Westchester Capital Management, Inc. as the lead plaintiff and issued an order denying without prejudice plaintiff’s class certification motion pending resolution of the motion for reconsideration. On June 29, 2009, the Court granted the motion for reconsideration and appointed Snow Capital Investment Partners, L.P. as the lead plaintiff and Coughlin Stoia Geller Rudman & Robbins LLP as lead plaintiff’s counsel. Westchester Capital Management, Inc. appealed this decision, but the U.S. Court of Appeals for the Second Circuit denied its petition on October 1, 2009. On April 22, 2010, the new lead plaintiff filed its motion for class certification, defendants filed their oppositions to the motion on June 10, 2010, and plaintiff filed its reply on July 30, 2010. The lawsuit is at an early stage and as a result the Company is not able to estimate a potential loss exposure at this time. The Company will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.
     (e) A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit is in an early procedural stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. As a result, the Company is unable to estimate a potential loss exposure at this time. For reasons released December 14, 2009, the Court granted leave to the Plaintiffs to amend their statement of claim to plead certain claims pursuant to the Securities Act (Ontario) against the Company and certain individuals and granted certification of the action as a class proceeding. These are procedural decisions, and do not contain any binding conclusions on the factual or legal merits of the claim. The Company has brought a motion seeking Court approval to appeal those decisions and it is not known when the Ontario court will release a decision on that motion. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.
     (f) On September 7, 2007, Catalyst Fund Limited Partnership II (“Catalyst”), a holder of the Company’s Senior Notes, commenced an application against the Company in the Ontario Superior Court of Justice for a declaration of oppression pursuant to sections 229 and 241 of the Canada Business Corporations Act (the “CBCA”) and for a declaration that the Company is in default of the Indenture governing its now retired Senior Notes. In its application against the Company, Catalyst challenged the validity of the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the Indenture and alleged common law fraud. On September 26, 2008, on the Company’s motion, the Ontario Superior Court stayed Catalyst’s application in Canada on the basis of Catalyst having brought similar claims against the Company in the State of New York, and ordered Catalyst to pay the Company’s costs associated with the motion. On April 27, 2009, the Supreme Court of the State of New York disposed of Catalyst’s claims against the Company in the State of New York (see note 10(g) for additional information). The time for Catalyst to appeal the dismissal of its claim by the New York court expired on February 8, 2010, without Catalyst perfecting an appeal.
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
     (j) In November 2009, the Company filed suit against Sanborn Theatres (“Sanborn”) in the United States District Court for the Central District of California alleging breach of Sanborn’s agreement to make payments for the purchase of two IMAX theater systems from the Company and seeking $1.7 million in compensatory damages. After granting Sanborn notice of default in connection with the failure to make required payments under the agreement and upon Sanborn’s failure to cure, IMAX terminated its agreement with Sanborn. On April 8, 2010, Sanborn filed suit against the Company and AMC Entertainment Inc. (“AMC Entertainment”) and Regal Cinemas, Inc. (“Regal”) in California Superior Court alleging breach of contract, fraud and unfair competition against the Company and alleging intentional interference with contractual relations against AMC Entertainment and Regal. The lawsuits are at early stages and as a result the Company is not able to estimate a potential loss exposure, if any, at this time. The Company will vigorously prosecute its claims and defenses in both matters, although no assurances can be given with respect to the outcome of such proceedings.
     (k) Since June 2006, the Company has been subject to ongoing informal inquiries by the Securities and Exchange Commission (the “SEC”) and the Ontario Securities Commission (the “OSC”). On or about September 3, 2010, the SEC issued a formal order of investigation in connection with its inquiry. The Company has been cooperating with these inquiries and will continue to cooperate with the SEC’s investigation. The Company believes that the inquiry and investigation principally relate to the timing of recognition of the Company’s theater system installation revenue in 2005 and related matters. Although the Company cannot predict the timing of developments and outcomes in these inquiries, they could result at any time in developments (including charges or settlement of charges) that could have material adverse effects on the Company. These effects could include payments of fines or disgorgement or other relief with respect to the Company or its officers or employees that could be material to the Company. Such developments could also have an adverse effect on the Company’s defense of the class action lawsuits referred to above.
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
  Product Warranties
     The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the condensed consolidated balance sheets:

	September 30,	December 31,
	2010	2009
Balance at the beginning of period	$36	$33
Warranty expenses	(71)	(41)
Warranties issued	143	115
Revisions	—	(71)

Balance at the end of period	$108	$36

  Director/Officer Indemnifications
     The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheets as at September 30, 2010 and December 31, 2009 with respect to this indemnity.
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
11. Condensed Consolidated Statements of Operations Supplemental Information
  (a) Selling Expenses
     The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs, included in costs and expenses applicable to revenues-equipment and product sales, totaled $0.4 million and $1.0 million for the three and nine months ended September 30, 2010, respectively (2009 — $0.8 million and $1.4 million, respectively).

     Film exploitation costs, including advertising and marketing, totaled $0.6 million and $1.7 million for the three and nine months ended September 30, 2010, respectively (2009 — $0.7 million and $1.7 million, respectively) and are recorded in costs and expenses applicable to revenues-services as incurred.
     Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $0.6 million and $1.5 million for the three and nine months ended September 30, 2010, respectively (2009 — $0.1 million and $1.1 million, respectively). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $0.5 million and $0.9 million for the three and nine months ended September 30, 2010, respectively (2009 — $0.2 million and $1.4 million, respectively).
  (b) Foreign Exchange
     Included in selling, general and administrative expenses for the three and nine months ended September 30, 2010 is a $1.1 million gain and a $0.5 million gain, respectively, for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts compared with a translation gain of $1.0 million and $2.3 million for the three and nine months ended September 30, 2009, respectively. See note 18(c) for additional information.
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
     The Company has signed joint revenue sharing agreements with 12 exhibitors for a total of 226 theater systems, of which 144 theaters were operating as of September 30, 2010, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(n) of the Company’s 2009 Form 10-K.
     Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Rentals revenue and for the three and nine months ended September 30, 2010 amounted to $6.5 million and $33.9 million, respectively (2009 — $3.4 million and $12.5 million, respectively).
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
     For the nine months ended September 30, 2010, 12 IMAX DMR films were exhibited through the IMAX theater network. The Company has entered into arrangements with film producers to convert 4 additional films which are expected to be released during the remainder of 2010, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(n) of the Company’s 2009 Form 10-K.
     Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three and nine months ended September 30, 2010 amounted to $12.4 million and $50.4 million, respectively (2009 — $7.8 million and $23.7 million, respectively).

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
     At September 30, 2010, the Company has 1 significant co-produced film arrangement which makes up greater than 50% of the VIE total assets and liabilities balance of $4.1 million and 3 other co-produced film arrangements, the terms of which are similar.
     For the three and nine months ended September 30, 2010, amounts totaling $2.4 million and $6.1 million, respectively (2009 — $1.7 million and $5.5 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.
12. Condensed Consolidated Statements of Cash Flows Supplemental Information
     (a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Nine Months
	Ended September 30,
	2010	2009
Decrease (increase) in:
Accounts receivable	$1,924	$2,912
Financing receivables	(3,357)	(3,436)
Inventories	(6,874)	4,510
Prepaid expenses	(544)	(364)
Commissions and other deferred selling expenses	(449)	275
Insurance recoveries	225	76
Other assets	404	—
Increase (decrease) in:
Accounts payable	1,546	(3,494)
Accrued and other liabilities	(18,857)	6,597
Deferred revenue	14,090	(11,763)

	$(11,892)	$(4,687)

     (b) Cash payments made on account of:

	Nine Months
	Ended September 30,
	2010	2009
Income taxes	$101	$311

Interest	$1,235	$8,463

     (c) Depreciation and amortization are comprised of the following:

	Nine Months
	Ended September 30,
	2010	2009
Film assets (1)	$8,166	$6,749
Property, plant and equipment
Joint revenue sharing arrangements	4,159	3,236
Other property, plant and equipment	2,594	3,292
Other intangible assets	334	424
Deferred financing costs	255	928

	$15,508	$14,629

(1)	Included in film asset amortization is a charge of less than $0.1 million (2009 — $0.2 million) relating to changes in estimates based on the ultimate recoverability of future films.
     (d) Write-downs, net of recoveries, are comprised of the following:

	Nine Months
	Ended September 30,
	2010	2009
Asset Impairments
Other intangible assets	$17	$—
Accounts receivables	32	26
Financing receivables	404	1,490
Inventories (1)	529	196

	$982	$1,712

Inventory Charges
Recorded in costs and expenses applicable to revenues — product & equip. sales	$333	$50
Recorded in costs and expenses applicable to revenues — services	196	146

	$529	$196

(1)	In the nine months ended September 30, 2010, the Company recorded a charge of $0.3 million (2009 — $0.1 million) in costs and expenses applicable to revenues — equipment and product sales and $0.2 million (2009 — $0.1 million) in costs and expenses applicable to revenues — services, primarily for its film-based projector inventories due to lower net realizable values resulting from the Company’s development of a digital projection system.
13. Receivable Provisions, Net of Recoveries

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Accounts receivable provisions, net of recoveries	$22	$(83)	$32	$26
Financing receivables, net of recoveries	48	172	404	1,052

Receivable provisions, net of recoveries	$70	$89	$436	$1,078

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
     As at September 30, 2010, the Company had net deferred income tax assets after valuation allowance of $nil (December 31, 2009 — $nil). As at September 30, 2010, the Company had a net deferred income tax asset before valuation allowance of $59.6 million (December 31, 2009 — $71.6 million), against which the Company is carrying a $59.6 million valuation allowance (December 31, 2009 — $71.6 million). Based on current trends, the Company believes it is reasonably possible that some or all of the valuation allowance will be released in a subsequent period. The determination of whether a valuation allowance is required will be based on the weight of available evidence, both positive and negative, available to the Company.
     As at September 30, 2010 and December 31, 2009, the Company had total unrecognized tax benefits (including interest and penalties) of $4.8 million and $4.4 million, respectively, for international withholding taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, state, provincial and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
     Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of operations rather than income tax expense. The Company recognized approximately less than $0.1 million and $0.1 million in potential interest and penalties associated with unrecognized tax benefits for the three and nine months ended September 30, 2010, respectively (2009 — $0.1 million and $0.2 million, respectively).
  (b) Income Tax Effect on Comprehensive Income
     The income tax expense related to the following items included in other comprehensive income are:

	Three Months		Nine Months
	Ended Sept 30,		Ended Sept 30,
	2010	2009	2010	2009
Amortization of prior service cost	$—	$(10)	$—	$(30)
Amortization of actuarial gain on defined benefit plan	—	47	—	141
Unrealized hedging gain	—	—	—	47
Realized actuarial gain on settlement of pension liability	517	—	517	—

	$517	$37	$517	$158

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
  (b) Stock-Based Compensation
     The Company has five stock-based compensation plans that are described below. The compensation costs recorded in the condensed consolidated statement of operations for these plans were an expense of $4.3 million and an expense of $9.9 million for the three and nine months ended September 30, 2010, respectively (2009 — expense of $3.2 million and $7.9 million, respectively). No income tax benefit is recorded in the condensed consolidated statement of operations for these costs.
  Stock Option Plan
     The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants. The Company recorded an expense of $1.1 million and $2.8 million for the three and nine months ended September 30, 2010, respectively (2009 — $0.3 million and $1.2 million, respectively), related to grants issued to employees and directors in the plan.
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
     The weighted average fair value of all common share options, granted to employees for the three and nine months ended September 30, 2010 at the measurement date was $5.10 per share and $7.12 per share, respectively (2009 — $3.99 per share and $3.70 per share, respectively). The following assumptions were used:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Average risk-free interest rate	2.25%	3.11%	3.06%	3.11%
Expected option life (in years)	2.82 - 5.41	5.83	2.82 - 5.41	5.41 - 5.85
Expected volatility	61%	62%	61%	62%
Annual termination probability	0% - 9.69%	0% - 10.01%	0% - 9.69%	0% - 10.30%
Dividend yield	0%	0%	0%	0%
     As at September 30, 2010, the Company has reserved a total of 12,762,359 (December 31, 2009 — 12,566,395) common shares for future issuance under the Stock Option Plan, of which options in respect of 6,290,873 common shares are outstanding at September 30, 2010. All awards of stock options are made at fair market value of the Company’s Common Shares on the date of grant. The fair market value of a Common Share on a given date means the higher of the closing price of a Common Share on the grant date (or the most recent trading date if the grant date is not a trading date) on the NASDAQ Global Market, the Toronto Stock Exchange (the “TSX”) and such national exchange, as may be designated by the Company’s Board of Directors (the “Fair Market Value”). The options generally vest between one and 5 years and expire 10 years or less from the date granted. The Stock Option Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan. At September 30, 2010, options in respect of 3,225,328 common shares were vested and exercisable.

     The following table summarizes certain information in respect of option activity under the Stock Option Plan for the nine month periods ended September 30:

			Weighted Average Exercise
	Number of Shares		Price Per Share
	2010	2009	2010	2009
Options outstanding, beginning of year	6,173,795	6,686,182	$6.52	$5.97
Granted	1,191,703	306,858	17.36	6.52
Exercised	(979,823)	(744,149)	6.00	4.42
Forfeited	—	(22,750)	—	5.94
Expired	(94,802)	(212,229)	26.08	16.18
Cancelled	—	(9,250)	—	18.51

Options outstanding, end of period	6,290,873	6,004,662	8.36	5.81

Options exercisable, end of period	3,225,328	3,987,190	5.63	6.22

     During the three and nine months ended September 30, 2010, the Company did not cancel any stock options from its Stock Option Plan (2009 —nil and 9,250, respectively) surrendered by Company employees. Compensation cost which is fully recognized at the cancellation date was not reversed for options cancelled in 2009.
     As at September 30, 2010, 5,728,150 options were fully vested or are expected to vest with a weighted average exercise price of $8.18, aggregate intrinsic value of $51.1 million and weighted average remaining contractual life of 4.4 years. As at September 30, 2010, options that are exercisable have an intrinsic value of $36.2 million and a weighted average remaining contractual life of 3.3 years. The intrinsic value of options exercised in the three and nine months ended September 30, 2010 was $1.3 million and $9.6 million, respectively (2009 — $1.9 million and $2.2 million, respectively).
  Options to Non-Employees
     During the three and nine months ended September 30, 2010, an aggregate of 74,000 and 135,217 (2009 — nil and 100,000, respectively) common share options to purchase the Company’s common stock with an average exercise price of $14.09 and $15.92, respectively (2009 — $4.05 and $4.05, respectively) were granted to certain advisors and strategic partners of the Company. These options have a maximum contractual life of 7 years or less. The option vesting ranges from immediately to five years. These options were granted under the Stock Option Plan.
     As at September 30, 2010, non-employee options outstanding amounted to 165,885 options (2009 — 233,268) with a weighted average exercise price of $13.72 (2009 — $6.87). 24,717 options (2009 — 154,434) were exercisable with an average weighted exercise price of $14.47 (2009 — $8.31) and the vested options have an aggregate intrinsic value of $0.1 million (2009 — $0.2 million). The weighted average fair value of options granted to non-employees during the three and nine months ended September 30, 2010 at the measurement date was $7.81 and $8.50 per share, respectively (2009 — $2.34 per share), utilizing a Binomial Model with the following underlying assumptions for periods ended September 30:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Average risk-free interest rate	2.36%	N/A	2.74%	2.03%
Contractual option life	0.81 - 6.49 years	N/A	0.81 - 6.84 years	6 years
Average expected volatility	61%	N/A	61%	62%
Dividend yield	0%	N/A	0%	0%

     For the three and nine months ended September 30, 2010, the Company recorded a charge of $0.1 million and $0.2 million, respectively (2009 — less than $0.1 million and $0.1 million, respectively) to cost and expenses related to the non-employee stock options.
  Restricted Common Shares
     Under the terms of certain employment agreements dated July 12, 2000, the Company is required to issue either 160,000 restricted common shares or pay their cash equivalent. The restricted shares are required to be issued, or payment of their cash equivalent, upon request by the employees at any time. The aggregate intrinsic value of the awards outstanding at September 30, 2010 is $2.7 million (December 31, 2009 — $2.1 million). The Company accounts for the obligation as a liability, which is classified within accrued liabilities. The Company has recorded an expense of $0.4 million and $0.6 million for the three and nine months ended September 30, 2010, respectively (2009 — expense of $0.2 million and $0.8 million, respectively), due to the changes in the Company’s stock price during the period.
  Stock Appreciation Rights
     There were no stock appreciation rights (“SARs”) granted during 2010 or 2009. During 2007, 2,280,000 SARs with a weighted average exercise price of $6.20 per right were granted to certain Company executives. For the three and nine months ended September 30, 2010, 160,000 SARs and 640,000 SARs were cash settled for $1.2 million and $6.6 million, respectively. The average exercise prices for the settled SARs for the three and nine months ended September 30, 2010 were $6.86 per SAR and $5.56 per SAR. As at September 30, 2010, 1,370,000 SARs were outstanding, of which 1,325,000 SARs were exercisable. The SARs vesting period ranges from immediately upon granting to 5 years, with a remaining contractual life ranging from 3.25 to 7.26 years as at September 30, 2010. The outstanding SARs had an average fair value of $10.29 per right as at September 30, 2010 (December 31, 2009 — $7.37). The Company accounts for the obligation of these SARs as a liability (September 30, 2010 — $13.9 million; December 31, 2009 — $14.1 million), which is classified within accrued liabilities. The Company has recorded an expense of $2.7 million and $6.3 million for the three and nine months ended September 30, 2010, respectively (2009 — expense of $2.6 million and $5.8 million, respectively) to selling, general and administrative expenses related to these SARs. The following assumptions were used for measuring the fair value of the SARs:

	As at	As at
	September 30,	December 31,
	2010	2009
Average risk-free interest rate	0.77%	1.17%
Expected option life (in years)	0.72 - 3.29	0.15 - 3.48
Expected volatility	61%	62%
Annual termination probability	0% - 9.69%	0% - 9.69%
Dividend yield	0%	0%
  Warrants
     There were no warrants issued during the three and nine months ended or outstanding as at September 30, 2010 and 2009.

  (c) Earnings (loss) per Share
     Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net income from continuing operations applicable to common shareholders	$6,736	$1,062	$46,620	$982

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	63,670	55,024	62,832	43,491
Weighted average number of shares issued during the period	61	3,366	618	6,083

Weighted average number of shares used in computing basic income per share	63,731	58,390	63,450	49,574
Assumed exercise of stock, net of shares assumed	2,923	2,320	3,047	1,360

Weighted average number of shares used in computing diluted income per share	66,654	60,710	66,497	50,934

  (d) Shareholders’ Equity
     The following summarizes the movement of Shareholders’ Equity for the nine months ended September 30, 2010:

Balance as at December 31, 2009	$45,010
Issuance of common shares for stock options exercised	5,876
Net earnings	46,620
Adjustment to other equity for employee stock options granted	2,746
Adjustment to other equity for non-employee stock options granted	272
Adjustment to capital stock for stock options exercised	1,798
Adjustment to other equity for stock options exercised	(1,798)
Adjustments to accumulated other comprehensive income to record unrealized hedging gains	284
Adjustments to accumulated other comprehensive income to record the realization of hedging losses upon settlement	(482)
Adjustments to accumulated other comprehensive income to record the realization of actuarial gain on settlement of pension liability	132

Balance as at September 30, 2010	$100,458

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
     Transactions between the other segments are not significant.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenue
IMAX systems	$14,846	$20,070	$43,128	$44,861
Theater system maintenance	5,274	4,502	15,342	13,295
Joint revenue sharing arrangements	6,484	3,432	33,914	12,532
Films
Production and IMAX DMR	12,377	7,822	50,369	23,658
Distribution	7,137	3,339	14,279	10,075
Post-production	1,529	1,368	6,447	2,755
Theater operations	2,182	2,247	11,085	7,961
Other	1,240	696	4,886	1,836

Total	$51,069	$43,476	$179,450	$116,973

Gross margins
IMAX systems (1)	$9,239	11,190	$23,658	24,620
Theater system maintenance	2,502	2,109	6,862	6,740
Joint revenue sharing arrangements (1)	4,031	1,749	27,343	6,729
Films
Production and IMAX DMR(1)	7,632	2,840	33,956	12,524
Distribution(1)	2,788	675	4,249	1,664
Post-production	55	211	2,946	906
Theater operations	(255)	(176)	1,556	326
Other	(63)	181	699	160

Total	$25,929	$18,779	$101,269	$53,669

(1)	IMAX systems include commission costs of $0.4 million and $1.0 million for the three and nine months ended September 30, 2010, respectively (2009 — $0.8 million and $1.4 million, respectively). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $1.1 million and $2.4 million for the three and nine months ended September 30, 2010, respectively (2009 — $0.3 million and $2.5 million, respectively). Production and DMR segment margins include marketing costs of $0.6 million and $1.4 million for the three and nine months ended September 30, 2010, respectively (2009 — $0.5 million and $1.1 million, respectively). Distribution segment margins include marketing costs of less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2010, respectively (2009 — $0.2 million and $0.6 million, respectively).

	September 30,	December 31,
	2010	2009
Assets
IMAX systems	$103,903	$98,530
Theater system maintenance	12,620	12,415
Joint revenue sharing arrangements	77,749	62,812
Films
Production and IMAX DMR	18,532	15,357
Distribution	7,322	5,688
Post-production	2,927	7,554
Theater operations	771	776
Other	1,223	1,864
Corporate and other non-segment specific assets	60,534	42,549

Total	$285,581	$247,545

17. Employees Pension and Postretirement Benefits
  (a) Defined Benefit Plan
     The Company has an unfunded U.S. defined benefit pension plan, the SERP, covering Richard L. Gelfond, Chief Executive Officer (“CEO”) of the Company and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at September 30, 2010, the benefits of both Mr. Wechsler and Mr. Gelfond were 100.0% vested. Upon a termination for cause, prior to a change of control, the executive shall forfeit any and all benefits to which such executive may have been entitled, whether or not vested.
     Under the terms of the SERP, if Mr. Gelfond’s employment terminated other than for cause prior to August 1, 2010, he was entitled to receive SERP benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he became entitled to receive remaining benefits in the form of a lump sum payment. If Mr. Gelfond’s employment terminates other than for cause on or after August 1, 2010, he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations.
     Under the terms of the SERP, monthly annuity payments payable to Mr. Wechsler, whose employment as Co-CEO terminated effective April 1, 2009, were deferred for six months and were paid in the form of a lump sum plus interest on the deferred amount on October 1, 2009. Thereafter, in accordance with the terms of the SERP, Mr. Wechsler was entitled to receive monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he was entitled to receive remaining benefits in the form of a lump sum payment. On August 1, 2010 the Company made a lump sum payment of $14.7 million to Mr. Wechsler in accordance with the terms of the plan.

     The amounts accrued for the SERP are determined as follows:

	As at	As at
	September 30,	December 31,
	2009	2009
Projected benefit obligation:
Obligation, beginning of period	$29,862	$26,381
Service cost	336	643
Interest cost	263	1,341
Benefits paid	(15,199)	(894)
Actuarial loss	—	2,391

Obligation, end of period and unfunded status	$15,262	$29,862

     The following table provides disclosure of pension expense for the SERP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$112	$161	$336	$482
Interest cost	88	335	263	1,006
Amortization of prior service cost	—	37	—	110
Amortization of actuarial gain	—	(171)	—	(512)
Realized actuarial gain on partial settlement of pension liability	(385)	—	(385)	—

Pension expense	$(185)	$362	$214	$1,086

     The accumulated benefit obligation for the SERP was $15.3 million at September 30, 2010 and $29.9 million at December 31, 2009.
     The following amounts were included in accumulated other comprehensive income (“AOCI”) and will be recognized as components of net periodic benefit cost in future periods:

	As at	As at
	September 30,	December 31,
	2010	2009
Unrecognized actuarial gain	(408)	(793)

	$(408)	$(793)

     No contributions are expected to be made for the SERP during 2010 except to meet benefit payment obligations as they come due. The Company realized actuarial gains on partial settlement of the SERP of $0.4 million to be recognized as a component of net periodic benefit cost during in 2010.
     The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2010 (three months remaining)	$0
2011	15,581	(1)
2012	—
2013	—
2014	—
Thereafter	—

	$15,581

(1)	Mr. Wechsler received a lump sum payment of $14.7 million on August 1, 2010. The SERP assumptions include that Mr. Gelfond will receive a lump sum payment in 2011 upon retirement at the end of the current term of his employment agreement, although Mr. Gelfond has informed the Company that he does not currently intend to retire at that time.

At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate to which the Company was the beneficiary. During the quarter ended June 30, 2010, the Company obtained $3.2 million representing the cash surrender value of Mr. Gelfond’s policy. During the quarter ended September 30, 2010, the Company obtained $4.6 million representing the cash surrender value of Mr. Wechsler’s policy, resulting in a cash surrender value of $nil as at September 30, 2010 (December 31, 2009 — $7.3 million).
  (b) Defined Contribution Plan
     The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and nine months ended September 30, 2010, the Company contributed and expensed an aggregate of $0.2 million and $0.7 million, respectively (2009 — $0.2 million and $0.6 million, respectively), to its Canadian plan and an aggregate of less than $0.1 million and $0.2 million, respectively (2009 — less than $0.1 million and $0.1 million, respectively), to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.
  (c) Postretirement Benefits
     The Company has an unfunded postretirement plan covering Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at September 30, 2010 is $0.5 million (December 31, 2009 — $0.4 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and nine months ended September 30, 2010, respectively (2009 — less than $0.1 million and less than $0.1 million, respectively).
     The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2010 (three months remaining)	$13
2011	$26
2012	$29
2013	$33
2014	$36
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
  (b) Fair Value Measurements
     The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at September 30, 2010		As at December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Borrowings under Credit Facility	$21,875	$21,875	$50,000	$50,000
Financed sales receivable	$31,476	$33,818	$22,479	$22,745
Net investment in sales-type leases	$34,000	$33,859	$40,106	$40,910
Foreign exchange contracts — designated forwards	$334	$334	$532	$532
Foreign exchange contracts — non-designated forwards	$654	$654	$857	$857
     The carrying value of borrowings under the Credit Facility approximates fair value as the interest rates offered under the Credit Facility are close to September 30, 2010 and December 31, 2009 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) at September 30, 2010 and December 31, 2009, respectively.
     The estimated fair values of the Financed sales receivable and Net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification hierarchy) at September 30, 2010.
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
     The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB Accounting Standards Codification at inception, and continue to meet hedge effectiveness tests at September 30, 2010 (the “Foreign Currency Hedges”), with settlement dates throughout 2010 and 2011. In addition, at September 30, 2010, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered Foreign Currency Hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income (“OCI”) and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations.
     The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

     Notional value foreign exchange contracts as at:

		September 30,	December 31,
		2010	2009
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards		$13,247	$2,815

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards		28,436	4,500

		$41,683	$7,315

Fair value of foreign exchange contracts as at:

		September 30,	December 31,
	Balance Sheet Location	2010	2009
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$334	$532

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	654	857

		$988	$1,389

     Derivatives in Foreign Currency Hedging relationships for the three and nine months ended September 30:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Foreign exchange contracts — Forwards	Derivative Gain Recognized in OCI (Effective Portion)	$463	$1,184	$284	$1,968

		$463	$1,184	$284	$1,968

	Location of Derivative Gain
	(Loss) Reclassified from
	AOCI into Income	Three Months Ended September 30,		Nine Months Ended September 30,
	(Effective Portion)	2010	2009	2010	2009
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$(60)	$764	$482	$1,077

		$(60)	$764	$482	$1,077

Non Designated Derivatives in Foreign Currency relationships for the three and nine months ended September 30:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Derivative Gain	2010	2009	2010	2009
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$959	$75	$781	$717

		$959	$75	$781	$717

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
  (c) Assets and Liabilities of Discontinued Operations

	September 30,	December 31,
	2010	2009
Cash	$—	$299
Accounts Receivable	—	129

Total assets	$—	$428

Accounts payable	$—	$149
Accrued liabilities	—	1,018

Total liabilities	$—	$1,167

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
     The Company believes the IMAX theater network is the most extensive large-format theater network in the world with 470 IMAX theaters (348 commercial, 122 institutional) operating in 45 countries as at September 30, 2010. This compares to 403 IMAX theaters (280 commercial, 123 institutional) operating in 44 countries as at September 30, 2009.
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

Sales Backlog and Theater Network
     The Company’s sales backlog fluctuates from quarter to quarter in both the dollar value and number of systems depending on the signing of new theater system arrangements, which adds to backlog, and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated theater. Sales backlog includes initial fees along with the estimated present value of contractual ongoing fees due over the lease term, but excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that may be received in the future. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, joint revenue sharing arrangements, operating leases, letters of intent or long-term conditional theater commitments.
     The Company’s theater signings are as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2010			2009			2010			2009
	Number of		Dollar Value	Number of		Dollar Value	Number of		Dollar Value	Number of		Dollar Value
	Systems		(in millions)	Systems		(in millions)	Systems		(in millions)	Systems		(in millions)
Full new sales and sale-type lease arrangements	51	(1)	$54.1	11	(1)	$14.5	90	(2)	$105.6	17	(2)	$24.3

Digital upgrades under sales and sale-type lease arrangements	19	(3)	7.4	2	(3)	0.9	41	(4)	17.9	6	(4)	2.7

Joint revenue sharing arrangements	30	(5)	n/a	—	(5)	n/a	67	(6)	n/a	—	(6)	n/a

	100		$61.5	13		$15.4	198		$123.5	23		$27.0

(1)	Includes 0 installations and 51 in backlog as at September 30, 2010 (1 and 10, respectively, as at September 30, 2009).

(2)	Includes 8 installations and 82 in backlog as at September 30, 2010 (2 and 15, respectively, as at September 30, 2009).

(3)	Includes 0 installations and 19 in backlog as at September 30, 2010 (2 and 0, respectively, as at September 30, 2009).

(4)	Includes 21 installations and 20 in backlog as at September 30, 2010 (5 and 1, respectively, as at September 30, 2009).

(5)	Includes 0 installations and 30 in backlog as at September 30, 2010 (0 and 0, respectively, as at September 30, 2009).

(6)	Includes 5 installations and 62 in backlog as at September 30, 2010 (0 and 0, respectively, as at September 30, 2009).

     The Company’s sales backlog is as follows:

	September 30, 2010		September 30, 2009
	Number of	Dollar Value	Number of	Dollar Value
	Systems	(in thousands)	Systems	(in thousands)
Sales and sale-type lease arrangements(1)	175	$203,116	102	$127,310
Joint revenue sharing arrangements	82	n/a	61	n/a

	257	$203,116	163	$127,310

(1)	Includes 20 digital upgrades under sales and sales-type lease arrangements at September 30, 2010 (nil at September 30, 2009).
     Theater systems under joint revenue sharing arrangements carry no assigned backlog value. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.
     The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as at September 30:

	2010				2009
	Theater				Theater
	Network				Network
	Base		Backlog		Base		Backlog
Flat Screen (2D)	32	(1)	—		38		—
Dome Screen (2D)	66		—		66		2
IMAX 3D Dome (3D)	4		—		2		—
IMAX 3D GT (3D)	85	(1)	1		88		6
IMAX 3D SR (3D)	44	(1)	2		53		3
IMAX MPX (3D)	20	(1)	4		39	(1)	15
IMAX digital (3D)	219	(1)	250	(2)	117	(1)	137	(2)

Total	470		257		403		163

(1)	During the nine months ended September 30, 2010, the Company upgraded 25 IMAX film-based theater systems to IMAX digital theater systems (23 sales arrangements and 2 joint revenue sharing arrangements). During the nine months ended September 30, 2009, the Company upgraded 18 IMAX film-based theater systems to IMAX digital theater systems (8 sales arrangements, 2 operating lease arrangements and 8 joint revenue sharing arrangements).

(2)	Includes 82 and 61 theater systems as at September 30, 2010 and 2009, respectively, under joint revenue sharing arrangements.
     The following table outlines the breakdown of the theater network by type and geographic location as of September 30:

	2010 Theater Network Base				2009 Theater Network Base
	Commercial	Commercial			Commercial	Commercial
	Multiplex	Destination	Institutional	Total	Multiplex	Destination	Institutional	Total
United States	197	8	66	271	155	9	67	231
Canada	13	2	7	22	14	1	7	22
Mexico	8	—	11	19	8	—	11	19
Europe	46	7	9	62	35	7	10	52
Japan	5	2	7	14	4	2	7	13
China	16	—	14	30	8	—	12	20
Rest of World	44	—	8	52	35	2	9	46

Total	329	19	122	470	259	21	123	403

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
     The Company considers the following significant estimates, assumptions and judgements to have the most significant effect on its results:
Revenue Recognition
     The Company generates revenue from various sources as follows:
•	Design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 45 countries as at September 30, 2010;
•	Production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;
•	Operation of certain IMAX theaters primarily in the United States;
•	Provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems; and
•	Other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.
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

  Terminations, Consensual Buyouts and Concessions
     The Company enters into theater system arrangements with customers that provide for customer payment obligations prior to the scheduled installation of the theater system. During the period of time between signing and the installation of the theater system, which may extend several years, certain customers may be unable to, or may elect not to, proceed with the theater system installation for a number of reasons including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the arrangement may be terminated under the default provisions of the arrangement or by mutual agreement between the Company and the customer (a “consensual buyout”). Terminations by default are situations when a customer does not meet the payment obligations under an arrangement and the Company retains the amounts paid by the customer. Under a consensual buyout, the Company and the customer agree, in writing, to a settlement and to release each other of any further obligations under the arrangement or an arbitrated settlement is reached. Any initial payments retained or additional payments received by the Company are recognized as revenue when the settlement arrangements are executed and the cash is received, respectively. These termination and consensual buyout amounts are recognized in Other revenues.
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
  Film Production and IMAX DMR Services
     In certain film arrangements, the Company produces a film financed by third parties, whereby the third party retains the copyright and the Company obtains exclusive distribution rights. Under these arrangements, the Company is entitled to receive a fixed fee or to retain as a fee the excess of funding over cost of production (the “production fee”). The third parties receive a portion of the revenues received by the Company from distributing the film, which is charged to costs and expenses applicable to revenues-services. The production fees are deferred, and recognized as a reduction in the cost of the film, based on the ratio of the Company’s distribution revenues recognized in the current period to the ultimate distribution revenues expected from the film.
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
Deferred Tax Asset Valuation
     As at September 30, 2010, the Company had net deferred income tax assets of $nil. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operation results, projected future operating earnings results, reversing temporary differences, contracted sales backlog at September 30, 2010, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies. At September 30, 2010, the Company has determined that based on the weight of the available evidence, both positive and negative, a full valuation allowance for the net deferred tax assets was required. However, the Company believes that, based on current trends, it is reasonably possible that some or all of the valuation allowance will be released in a subsequent period.
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
Impact of Recently Issued Accounting Pronouncements
     See note 2 to the interim condensed consolidated financial statements in Item 1 for information regarding recent changes in accounting standards and the impact of recently issued accounting pronouncements on the Company’s financial condition.
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
Three Months Ended September 30, 2010 Versus Three Months Ended September 30, 2009
The Company reported net income of $6.7 million or $0.11 per basic share and $0.10 per diluted share for the third quarter of 2010, as compared to net income of $1.1 million or $0.02 per share on a basic and diluted basis for the third quarter of 2009. Net income for the quarter includes a $3.1 million charge (2009 — $2.8 million) or $0.05 per diluted share for variable share-based compensation expense primarily due to the increase in the Company’s stock price during the quarter (from $14.60 per share to $16.86 per share). Excluding the impact of variable share-based compensation expense, net income would have been $9.8 million or $0.15 per diluted share in the third quarter of 2010 as compared to net income of $3.9 million or $0.06 per diluted share for the third quarter of 2009.

     The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
IMAX Systems
Sales and sales-type leases(1)	$12,344	$17,639	$6,885	$9,027
Ongoing rent, fees, and finance income(2)	2,502	2,431	2,354	2,163

	14,846	20,070	9,239	11,190

Theater System Maintenance	5,274	4,502	2,502	2,109

Joint Revenue Sharing Arrangements	6,484	3,432	4,031	1,749

Film
Production and IMAX DMR	12,377	7,822	7,632	2,840
Distribution	7,137	3,339	2,788	675
Post-production	1,529	1,368	55	211

	21,043	12,529	10,475	3,726

Theater Operations(3)	2,182	2,247	(255)	(176)

Other	1,240	696	(63)	181

	$51,069	$43,476	$25,929	$18,779

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, contingent rents from sales-type leases, contingent fees from sales arrangements and finance income.

(3)	Excludes the impact of discontinued operations.
  Revenues and Gross Margin
     The Company’s revenues for the third quarter of 2010 increased by 17.5% to $51.1 million from $43.5 million in the same period last year due in large part to increases in revenue from film and joint revenue sharing arrangements. The gross margin across all segments in the third quarter of 2010 was $25.9 million, or 50.8% of total revenue, compared to $18.8 million, or 43.2% of total revenue in the third quarter of 2009.
  IMAX Systems
     IMAX systems revenue decreased 26.0% to $14.8 million in the third quarter of 2010 as compared to $20.1 million in the third quarter of 2009, resulting primarily from installing 3 fewer systems under sales or sales-type leases as compared to the prior year comparative period. The Company installed 13 more systems under joint revenue sharing arrangements in the quarter, which carry no backlog value, as compared to the prior year period.
     Revenue from sales and sales-type leases decreased 30.0% to $12.3 million in the third quarter of 2010 from $17.6 million in the third quarter of 2009. The Company recognized revenue on 7 full, new theater systems which qualified as either sales or sales-type leases in the third quarter of 2010, with a total value of $9.6 million, as compared to 8 in the third quarter of 2009 with a total value of $12.1 million. The Company also recognized revenue on 3 digital upgrades in the third quarter of 2010, with a total value of $2.2 million, as compared to 5 in the third quarter of 2009 with a total value of $3.8 million. The third quarter of 2009 included revenues associated with the installation of one projection system and its subsequent digital upgrade. The Company’s policy was to defer revenue recognition until such time as the fair value of the digital upgrade became known or the digital upgrade was delivered. Digital upgrades also have lower sales prices and gross margin than full theater system installations. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers. There were no used systems installed during the three months ended September 30, 2010 or September 30, 2009.

     Average revenue per full, new sales and sales-type lease system was $1.4 million for the three months ended September 30, 2010, as compared to $1.5 million for the three months ended September 30, 2009. Average revenue per full, new sales and sales-type lease system was lower in the third quarter of 2010 compared to the prior year comparative period due to the mix of units sold in the quarter (see chart below). Average revenue per digital upgrade was $0.7 million for the three months ended September 30, 2010, which is relatively consistent with the $0.8 million experienced during the three months ended September 30, 2009. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangement (see discussion below) installations by theater system configuration for the third quarter of 2010 and 2009 is outlined in the table below.

	Three Months
	Ended September 30,
	2010		2009
Sales and Sales-type lease systems — installed and recognized
IMAX 3D GT	—		1
IMAX 3D SR	—		1
IMAX digital	10	(1)	11	(2)

	10		13
Joint revenue sharing arrangements — installed and operating
IMAX digital	19	(1)	6	(2)

	29		19

(1)	Includes the digital upgrade of 4 systems (3 sales arrangements and 1 system under a joint revenue sharing arrangement) from film-based to digital.

(2)	Includes the digital upgrade of 6 systems (4 sales arrangements, 1 treated previously as an operating lease arrangement and 1 system under a joint revenue sharing arrangement) from film-based to digital.
     It is the Company’s policy that once a digital upgrade is provided or the fair value for the upgrade is established, the Company allocates total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a residual basis and recognizes the revenue allocated to the delivered elements with their associated costs. The Company did not recognize revenue on any theater systems under a sales arrangement that was previously deferred during the three months ended September 30, 2010. During the three months ended September 30, 2009, one of the digital upgrades recognized related to a sales arrangement that had been previously deferred. At September 30, 2010 and September 30, 2009, there were no systems deferred under the Company’s digital upgrade policy.
     Settlement revenue was $0.4 million for the three months ended September 30, 2010 as compared to $0.6 million for the three months ended September 30, 2009.
     IMAX theater systems gross margin from full, new sales and sale-type leases, excluding the impact of settlements and asset impairment charges, increased to 64.1% in the third quarter of 2010, from 59.0% in the third quarter of 2009. The gross margin on digital upgrades, excluding the impact of settlements and asset impairment charges, was $1.2 million in the third quarter of 2010 in comparison with $2.0 million in the prior year quarter. As previously mentioned, the third quarter of 2010 does not include any revenues associated with the installation of projection systems and their subsequent digital upgrade, as compared with the installation of one projection system and the subsequent digital upgrade in the prior year comparative period.
     Ongoing rent revenue and finance income increased to $2.5 million in the third quarter of 2010 compared to $2.4 million in the third quarter of 2009. Gross margin for ongoing rent and finance income increased in the third quarter of 2010 to $2.4 million from $2.2 million in the third quarter of 2009. Contingent fees included in this caption amounted to $0.3 million in the third quarter of 2010 and $0.1 million in the third quarter of 2009, respectively.
  Theater System Maintenance
     Theater system maintenance revenue increased 17.1% to $5.3 million during the third quarter of 2010 as compared to $4.5 million in the third quarter of 2009. Theater system maintenance gross margin increased $0.4 million to $2.5 million in the third quarter of

2010 as compared to $2.1 million in the prior year comparative period. Maintenance revenue will continue to grow as the number of theaters in the IMAX theater network grows.
  Joint Revenue Sharing Arrangements
     Revenue from joint revenue sharing arrangements increased 88.9% to $6.5 million in the third quarter of 2010 compared to $3.4 million in the third quarter of 2009. The Company ended the third quarter with 144 theaters under joint revenue sharing arrangements as compared to 96 theaters at the end of the third quarter of 2009. The increase in revenues from joint revenue sharing arrangements was due to better film performance and the greater number of theaters operating in the third quarter of 2010 as compared to the third quarter of 2009. During the quarter, the Company installed 18 full, new theaters under joint revenue sharing arrangements, as compared to 5 full, new theaters during the prior year quarter.
     The gross margin from joint revenue sharing arrangements in the third quarter of 2010 increased to $4.0 million compared to $1.7 million in the third quarter of 2009. The increase in gross margin was largely due to a greater number of joint revenue sharing theaters operating in the third quarter of 2010 as compared to the third quarter of 2009. Included in the calculation of third quarter gross margin were certain advertising, marketing and selling expenses of $1.1 million, as compared to $0.3 million incurred in the prior year period.
  Film
     Revenues from the Company’s film segments increased 68.0% to $21.0 million in the third quarter of 2010 from $12.5 million in the third quarter of 2009. Film production and IMAX DMR revenues increased to $12.4 million in the third quarter of 2010 from $7.8 million in the third quarter of 2009. The increase in film production and IMAX DMR revenues was due primarily to the increase in the size of the commercial theater network of approximately 27% and an increase in the average gross box office per theater for the quarter of approximately 26% ($320 thousand in the current quarter as compared to $254 thousand in the prior year comparative period). Gross box office generated by IMAX DMR films increased to $97.7 million for the third quarter of 2010 from $57.6 million for the third quarter of 2009. Films exhibited in the third quarter of 2010 included the re-release of Avatar: An IMAX 3D Experience, Shrek Forever After: An IMAX 3D Experience, Prince of Persia: The Sands of Time: The IMAX Experience, Toy Story 3: An IMAX 3D Experience, The Twilight Saga: Eclipse: The IMAX Experience, Inception: The IMAX Experience, Resident Evil: Afterlife: An IMAX 3D Experience, Legends of the Guardian: The Owls of Ga’Hoole: An IMAX 3D Experience, and Aftershock: The IMAX Experience in comparison to Transformers: Revenge of the Fallen: The IMAX Experience, Harry Potter and the Half Blood Prince: An IMAX 3D Experience and Cloudy with a Chance of Meatballs: An IMAX 3D Experience exhibited in the third quarter of 2009.
     Film distribution revenues increased to $7.1 million in the third quarter of 2010 from $3.3 million in the third quarter of 2009, due to the performance of Hubble 3D, which was released during March 2010, and the licensing of certain 3D titles in ancillary markets. The Company did not distribute any new, original titles in the third quarter of 2010 or in the third quarter of 2009.
     Film post-production revenues increased to $1.5 million in the third quarter of 2010 from $1.4 million in the third quarter of 2009 due to slight increases in third party business activities.
     The Company’s gross margin from its film segments increased in the third quarter of 2010 to $10.5 million from $3.7 million in the third quarter of 2009. Film production and IMAX DMR gross margin increased to $7.6 million in the third quarter of 2010 from $2.8 million in the third quarter of 2009 primarily due to the increased gross box office in the third quarter of 2010 as compared to the third quarter of 2009. The film distribution gross margin increased in the third quarter of 2010 to $2.8 million from $0.7 million in the third quarter of 2009. During the third quarter of 2010, the gross margin from post-production was $0.1 million as compared to $0.2 million in 2009.
  Theater Operations
     Theater operations revenue in the third quarter of 2010 remained relatively consistent with the third quarter of 2009 at $2.2 million.
     Theater operations gross margin decreased to a loss of $0.3 million in the third quarter of 2010 as compared to a loss of $0.2 million in the third quarter of 2009.

  Other
     Other revenue increased to $1.2 million in the third quarter of 2010 compared to $0.7 million in the same period in 2009. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses.
     The gross margin on other revenue was a loss of $0.1 million for the quarter ended September 30, 2010 as compared to a margin of $0.2 million for the quarter ended September 30, 2009.
  Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $16.1 million in the third quarter of 2010 as compared to $12.8 million in the third quarter of 2009. The $3.3 million increase experienced from the prior year comparative period was largely the result of the following:
•	a $2.2 million increase in staff-related and compensation costs relating primarily to increased business activity, including (i) an increase in salaries and benefits of $1.7 million including a higher average Canadian dollar denominated salary expense and normal merit increases offset by lower pension costs, and (ii) a $0.5 million increase in travel and entertainment costs;
•	a $0.9 million increase in the Company’s stock-based compensation expense primarily due to an increase in the cost associated with stock options; and
•	a $0.2 million increase in legal and professional fees and other expenses, including work performed relating to new business initiatives.
  Research and Development
     Research and development expenses increased to $1.5 million in the third quarter of 2010 compared to $1.0 million in the third of 2009. The increased research and development expenses for the three months ended September 30, 2010 compared to the prior year period are primarily attributable to ongoing enhancements to the Company’s digital projection technology and other new business initiatives. Through research and development, the Company continues to design and develop digital technologies, cinema-based equipment, software and other technologies to enhance its product offerings. The Company believes that the motion picture industry is being positively affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company continues to make significant investments in technologies to digitally enhance image resolution and quality of motion picture films and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company has long-term relationships with key manufacturers and suppliers in digital technology. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.
     In recent years, a number of companies have introduced digital 3D projection technology and a greater number of Hollywood features are being exhibited in 3D using these technologies. The Company believes that there are approximately 7,300 conventionally-sized screens in the U.S. multiplexes equipped with such digital 3D systems. The Company believes that its many competitive strengths, including the IMAX brand name, the quality and immersiveness of The IMAX Experience, its IMAX DMR technology and its patented theater geometry, significantly differentiate the Company’s 3D presentations from any other 3D presentation. Consistent with this view, the IMAX theaters have consistently outperformed conventional theaters on a per-screen revenue basis for both 2D and 3D films.
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

  Receivable Provisions, Net of Recoveries
     Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.1 million and $0.1 million in the third quarter of 2010 and 2009, respectively.
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
  Interest Income and Expense
     Interest income increased to $0.1 million in the third quarter of 2010 as compared to less than $0.1 million in the third quarter of 2009.
     Interest expense decreased to $0.4 million in the third quarter of 2010 as compared to $3.1 million in the third quarter of 2009. In 2009, the Company repurchased all $160.0 million aggregate principal amount of the outstanding 9.625% Senior Notes due December 1, 2010 (the “Senior Notes”), which resulted in a decrease in the Company’s interest expense for the quarter ended September 30, 2010. Included in interest expense is the amortization of deferred finance costs of $0.1 million in the third quarter of 2010 and $0.2 million in the third quarter of 2009. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.
  Repurchase of Senior Notes due December 2010
     During the nine months ended September 30, 2009, the Company repurchased $55.6 million aggregate principal amount of the Company’s 9.625% Senior Notes. The Company paid cash to reacquire its bonds, thereby releasing the Company from further obligations to various holders under the Indenture governing the Senior Notes. The Company accounted for the bond repurchase in accordance with the Debt Topic of the FASB Accounting Standards Codification whereby the net carrying amount of the debt extinguished was the face value of the bonds adjusted for any unamortized premium, discount and costs of issuance, which resulted in a loss of $0.2 million for the three months ended September 30, 2009.
  Income Taxes
     The Company’s effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investments and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favourable or unfavourable resolution of various tax examinations. There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings. As at September 30, 2010, the Company had a gross deferred income tax asset of $59.6 million, against which the Company is carrying a $59.6 million valuation allowance. The Company recorded an income tax provision of $1.2 million for the three months ended September 30, 2010, of which $0.1 million is related to an increase in unrecognized tax benefits. For the three months ended September 30, 2009, the Company recorded an income tax provision of $0.3 million, of which $0.1 million was related to an increase in unrecognized tax benefits.
Nine Months Ended September 30, 2010 Versus Nine Months Ended September 30, 2009
     The Company reported net income of $46.6 million or $0.73 per basic share and $0.70 per diluted share for the nine months ended September 30, 2010, as compared to net income of $1.0 million or $0.02 per basic share and $0.02 per diluted share for the nine months ended September 30, 2009. Net income for the nine months ended September 30, 2010 includes a $6.9 million charge (2009 — $6.6 million) or $0.10 per diluted share for variable share-based compensation expense primarily due to the increase in the Company’s stock price during the nine months ended September 30, 2010 (from $13.31 per share to $16.86 per share). Excluding the impact of variable share-based compensation expense, net income would have been $53.5 million or $0.81 per diluted share in the nine months ended September 30, 2010 as compared to net income of $7.6 million or $0.15 per diluted share for the nine months ended September 30, 2009.

     The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
IMAX Systems
Sales and sales-type leases(1)	$35,303	$37,455	$16,165	$18,504
Ongoing rent, fees, and finance income(2)	7,825	7,406	7,493	6,116

	43,128	44,861	23,658	24,620

Theater System Maintenance	15,342	13,295	6,862	6,740

Joint Revenue Sharing Arrangements	33,914	12,532	27,343	6,729

Film
Production and IMAX DMR	50,369	23,658	33,956	12,524
Distribution	14,279	10,075	4,249	1,664
Post-production	6,447	2,755	2,946	906

	71,095	36,488	41,151	15,094

Theater Operations(3)	11,085	7,961	1,556	326

Other	4,886	1,836	699	160

	$179,450	$116,973	$101,269	$53,669

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, contingent rents from sales-type leases, contingent fees from sales arrangements and finance income.

(3)	Excludes the impact of discontinued operations.
  Revenues and Gross Margin
     The Company’s revenues for the nine months ended September 30, 2010 increased by 53.4% to $179.5 million from $117.0 million in the same period last year due in large part to increases in revenue from film and joint revenue sharing arrangements. The gross margin across all segments in the nine months ended September 30, 2010 was $101.3 million, or 56.4% of total revenue, compared to $53.7 million, or 45.9% of total revenue in the nine months ended September 30, 2009.
  IMAX Systems
     IMAX systems revenue decreased 3.9% to $43.1 million in the nine months ended September 30, 2010 as compared to $44.9 million in the nine months ended September 30, 2009 resulting primarily due to the mix of units sold during the period. During the nine months ended September 30, 2010, an amount of $nil was charged against revenues relating to a termination of a sales-type lease arrangement (2009 — $0.4 million). In addition, the nine months ended September 30, 2010 included settlement revenue of $0.4 million as compared to $1.9 million in the comparable period last year.
     Revenue from sales and sales-type leases decreased 5.7% to $35.3 million in the nine months ended September 30, 2010 from $37.5 million in the nine months ended September 30, 2009. The Company recognized revenue on 16 full, new theater systems which qualified as either sales or sales-type leases in the nine months ended September 30, 2010, with a total value of $23.7 million, versus 16 in the nine months ended September 30, 2009 with a total value of $24.5 million. Additionally, the Company recognized revenue on 1 used system in the nine months ended September 30, 2010 with a value of $0.9 million, versus 1 used system with a value of $0.5 million installed and recognized in the prior year comparative period. The Company also recognized revenue on 23 digital upgrades in the nine months ended September 30, 2010, with a total value of $9.8 million, as compared to 10 in the nine months ended September 30, 2009 with a total value of $9.7 million. The first nine months of 2009 included revenues associated with the installation of 4 MPX projection systems and their subsequent digital upgrades. The Company’s policy was to defer revenue recognition until such time as the fair value of the digital upgrade became known or the digital upgrade was delivered. Digital upgrades also have lower sales prices and gross margin than a full theater installation. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers.
     Average revenue per full, new sales and sales-type lease systems was $1.5 million for the nine months ended September 30, 2010 as compared to $1.5 million for the nine months ended September 30, 2009. Average revenue per digital upgrade was $0.4 million for the nine months ended September 30, 2010, as compared to $1.0 million for the nine months ended September 30, 2009. Average revenue per digital upgrade was higher during the nine months ended September 30, 2009 due to revenue associated with the installation of 4 digital projections systems and their subsequent digital upgrades. Revenues associated with the installation of a projection system and its digital upgrade are typically higher than a single digital upgrade installation. The breakdown in mix of sales and sales-type lease, joint revenue sharing arrangements (see discussion below) and operating lease installations by theater system configuration for the nine months ended September 30, 2010 and 2009 is outlined in the table below.

	Nine Months
	Ended September 30,
	2010		2009
Sales and Sales-type lease systems — installed and recognized
IMAX 3D GT	1		2
IMAX Dome	1		—
IMAX 3D SR	1		3
IMAX digital	37	(1)	22	(2)

	40		27

Operating lease — installed and operating
IMAX 3D MPX	—		1
Joint revenue sharing arrangements — installed and operating
IMAX digital	29	(1)	52	(2)

	69		80

(1)	Includes the digital upgrade of 25 systems (23 sales arrangements and 2 systems under joint revenue sharing arrangements) from film-based to digital.

(2)	Includes the digital upgrade of 18 systems (8 sales arrangements, 2 treated previously as operating lease arrangements and 8 systems under joint revenue sharing arrangements) from film-based to digital.
     It is the Company’s policy that once the digital upgrade is provided or the fair value for the upgrade is established, the Company allocates total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a residual basis and recognizes the revenue allocated to the delivered elements with their associated costs. In the nine month period ended September 30, 2010, the Company did not recognize revenue on any theater systems under a sales arrangement that was previously deferred. During the nine months ended September 30, 2009, 4 of the digital upgrades recognized related to a sales arrangement that had been previously deferred. As at September 30, 2010, there were no systems deferred under the Company’s digital upgrade policy.
     Settlement revenue was $0.4 million for the nine months ended September 30, 2010 as compared to $1.9 million in the nine months ended September 30, 2009.
     IMAX theater systems margin from full, new sales and sale-type leases, excluding the impact of settlements and asset impairment charges, was 63.9% in the nine months ended September 30, 2010, as compared to 62.3% in the nine months ended September 30, 2009. The gross margin on digital upgrades was $2.5 million in the nine months ended September 30, 2010 in comparison with $4.5 million in the nine months ended September 30, 2009. As previously mentioned, revenues recognized in the nine months ended September 30, 2009 included the total proceeds from 4 previously deferred projection systems and their digital upgrades. The gross margin on the sale of one used system recognized in the nine months ended September 30, 2010 was $0.1 million as compared to a loss of $0.2 million for one used unit recognized in the comparable period last year.
     Ongoing rent revenue and finance income increased to $7.8 million in the nine months ended September 30, 2010 from $7.4 million in the nine months ended September 30, 2009. Gross margin for ongoing rent and finance income increased 22.5% to $7.5 million in the nine months ended September 30, 2010 from $6.1 million in the nine months ended September 30, 2009. The increase in revenue and gross margin is primarily due to an increase in additional rent recognized in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, which is itself a result of an increase in gross box office generated by IMAX films in the nine months ended September 30, 2010 as compared to the prior year comparative period. Contingent fees included in this caption amounted to $0.7 million and $0.3 million in the nine months ended September 30, 2010 and 2009, respectively.
  Theater System Maintenance
     Theater system maintenance revenue increased 15.4% to $15.3 million during the nine months ended September 30, 2010 as compared to $13.3 million in the nine months ended September 30, 2009. Theater system maintenance gross margin was $6.9 million in the nine months ended September 30, 2010 as compared to $6.7 million in the nine months ended September 30, 2009. Maintenance revenue will continue to grow as the number of theaters in the IMAX theater network grows.
  Joint Revenue Sharing Arrangements
     Revenue from joint revenue sharing arrangements increased to $33.9 million in the nine months ended September 30, 2010 compared to $12.5 million in the nine months ended September 30, 2009. The Company ended the nine month period with 144 theaters under joint revenue sharing arrangements in operation as compared to 96 theaters in operation at September 30, 2009. The increase in revenues from joint revenue sharing arrangements was due to the greater number of theaters operating, and the strong performance of films exhibited during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. During the nine months ended September 30, 2010, the Company installed 27 full, new theaters under joint revenue sharing arrangements, as compared to 44 new theaters during the prior year comparative period.
     The gross margin from joint revenue sharing arrangements in the nine months ended September 30, 2010 increased to $27.3 million from $6.7 million in the nine months ended September 30, 2009. The increase was largely due to a greater number of joint revenue sharing theaters operating, and the strong film performance experienced in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Included in the calculation of gross margin in the first nine months of 2010 were certain advertising, marketing and selling expenses of $2.4 million, as compared to $2.6 million for such expenses in the prior year comparative period.
  Film
     The Company’s revenues from its film segments increased 94.8% to $71.1 million in the nine months ended September 30, 2010 from $36.5 million in the nine months ended September 30, 2009. Film production and IMAX DMR revenues increased 112.9% to $50.4 million in the nine months ended September 30, 2010 from $23.7 million in the nine months ended September 30, 2009. The increase in film production and IMAX DMR revenues was due primarily to the overall growth of the IMAX theater network and stronger film performance by the films exhibited. Gross box office generated by IMAX DMR films was $443.9 million for the nine months ended September 30, 2010 versus $170.3 million for the nine months ended September 30, 2009, a 161% increase year-over-year. Gross box office per screen for the nine months ended September 30, 2010 averaged $1.53 million in comparison to $794 thousand in the comparable period last year. Twelve films were exhibited in the nine months ended September 30, 2010 including Avatar: An IMAX 3D Experience, Alice in Wonderland: An IMAX 3D Experience, How To Train Your Dragon: An IMAX 3D Experience, Iron Man 2: The IMAX Experience, Shrek Forever After: An IMAX 3D Experience, Prince of Persia: The Sands of Time: The IMAX Experience, Toy Story 3: An IMAX 3D Experience, The Twilight Saga: Eclipse: The IMAX Experience, Inception: The IMAX Experience, Resident Evil: Afterlife: An IMAX 3D Experience, Legends of the Guardian: The Owls of Ga’Hoole: An IMAX 3D Experience, and Aftershock: The IMAX Experience compared to 10 films exhibited in the nine months ended September 30, 2009, including The Day The Earth Stood Still: The IMAX Experience, the re-release of The Dark Knight: The IMAX Experience, Jonas Bros: The 3D Concert Experience, Watchmen: The IMAX Experience, Monsters vs. Aliens: An IMAX 3D Experience, Star Trek: The IMAX Experience, Night at the Museum: Battle of the Smithsonian: The IMAX Experience, Transformers: Revenge of the Fallen: The IMAX Experience, Harry Potter and the Half Blood Prince: An IMAX 3D Experience and Cloudy with a Chance of Meatballs: An IMAX 3D Experience. Film distribution revenues increased 41.7% to $14.3 million in the nine months ended September 30, 2010 from $10.1 million in the nine months ended September 30, 2009 due to the performance of Hubble 3D: An IMAX Experience, which was released during

March 2010, the continued performance of Under The Sea 3D, which was released during the first quarter of 2009 and the licensing of certain 3D titles in ancillary markets. Film post-production revenues increased to $6.4 million in the nine months ended September 30, 2010 from $2.8 million in the nine months ended September 30, 2009, primarily due to an increase in third party business.
     The Company’s gross margin from its film segments increased 172.6% in the nine months ended September 30, 2010 to $41.2 million from $15.1 million in the nine months ended September 30, 2009. Film production and IMAX DMR gross margins increased to $34.0 million from $12.5 million in the nine months ended September 30, 2009 largely due to an increase in IMAX DMR revenue. The film distribution margin of $4.2 million in the nine months ended September 30, 2010 was $2.5 million higher than the $1.7 million experienced in the nine months ended September 30, 2009. Film post-production gross margin increased by $2.0 million due to an increase in third party business as compared to the prior year period.
  Theater Operations
     Theater operations revenue in the nine months ended September 30, 2010 increased to $11.1 million in comparison to $8.0 million experienced in the nine months ended September 30, 2009. This increase was attributable to a 15% increase in average ticket price and a 19% increase in attendance over the first nine months of 2009, primarily as a result of stronger film performance in the nine months ended September 30, 2010, as compared to the film performance as a whole in the prior year comparative period.
     Theater operations margin increased by $1.2 million to $1.5 million in the nine months ended September 30, 2010 as compared to $0.3 million in the nine months ended September 30, 2009.
  Other
     Other revenue increased to $4.9 million in the nine months ended September 30, 2010 compared to $1.8 million in the same period in 2009. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses.
     The gross margin on other revenue was $0.5 million higher in the nine months ended September 30, 2010 as compared to 2009.
  Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $46.7 million in the nine months ended September 30, 2010 as compared to $35.9 million in 2009. This $10.8 million increase experienced from the prior year comparative period was largely the result of the following:
•	a $5.6 million increase in staff-related costs and compensation costs relating primarily to increased business activity, including (i) an increase in salaries and benefits of $4.1 million including a higher average Canadian dollar denominated salary expense and normal merit increases partially offset by lower pension plan costs and (ii) a $1.5 million increase in travel and entertainment costs;

•	a $1.9 million increase in the Company’s stock-based compensation expense primarily due to the cost associated with stock options granted during the period;

•	a $1.8 million increase due to foreign exchange. During the nine months ended September 30, 2010, the Company recorded a foreign exchange gain of $0.5 million due to the impact of a decrease in exchange rates on foreign currency denominated working capital balances and unmatured and un-hedged foreign currency forward contracts as compared to a gain of $2.3 million recorded in the nine months ended September 30, 2009. See note 11(b) of the accompanying condensed consolidated financial statements in Item 1 for more information; and

•	a $1.5 million increase in legal and professional fees and other expenses, including work performed relating to new business initiatives.

  Research and Development
     Research and development expenses increased to $4.0 million in the nine months ended September 30, 2010 compared to $2.7 million in the nine months ended September 30, 2009. The increased research and development expenses for the nine months ended September 30, 2010 compared to the prior year period are primarily attributable to ongoing enhancements to the Company’s digital projection technology. Through research and development, the Company continues to design and develop digital technologies, cinema-based equipment, software and other technologies to enhance its product offerings. The Company believes that the motion picture industry is being positively affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production (editing and special effects), distribution and display. Consequently, the Company continues to make significant investments in technologies to digitally enhance image resolution and quality of motion picture films and convert monoscopic (2D) to stereoscopic (3D) images. The Company also holds a number of patents, patents pending and intellectual property rights in these areas. In addition, the Company has long-term relationships with key manufacturers and suppliers in digital technology. However, there can be no assurance that the Company will be awarded patents covering its technology or that competitors will not develop similar technologies.
     In recent years, a number of companies have introduced digital 3D projection technology and a greater number of Hollywood features are being exhibited in 3D using these technologies. The Company believes that there are approximately 7,300 conventionally-sized screens in the U.S. multiplexes equipped with such digital 3D systems. The Company believes that its many competitive strengths, including the IMAX brand name, the quality and immersiveness of The IMAX Experience, its IMAX DMR technology and its patented theater geometry, significantly differentiate the Company’s 3D presentations from any other 3D presentation. Consistent with this view, the IMAX theaters have consistently outperformed conventional theaters on a per-screen revenue basis for both 2D and 3D films.
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
  Receivable Provisions, Net of Recoveries
     Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.4 million in the nine months ended September 30, 2010 as compared to $1.1 million in the nine months ended September 30, 2009.
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
  Interest Income and Expense
     Interest income increased to $0.4 million in the nine months ended September 30, 2010 as compared to less than $0.1 million in the nine months ended September 30, 2009. The increase was largely due to interest recorded during the first nine months related to tax refunds.
     Interest expense decreased to $1.6 million in the nine months ended September 30, 2010 as compared to $11.6 million in the nine months ended September 30, 2009. In 2009, the Company repurchased all $160.0 million aggregate principal amount of the Senior Notes, which resulted in a decrease in the Company’s interest expense for the nine months ended September 30, 2010. Included in interest expense is the amortization of deferred finance costs in the amount of $0.3 million in the nine months ended September 30, 2010 and $0.8 million in the nine months ended September 30, 2010. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

  Repurchase of Senior Notes due December 2010
     During the nine months ended September 30, 2009, the Company repurchased $55.6 million aggregate principal amount of the Company’s 9.625% Senior Notes. The Company paid cash to reacquire its bonds, thereby releasing the Company from further obligations to various holders under the Indenture governing the Senior Notes. The Company accounted for the bond repurchase in accordance with the Debt Topic of the FASB Accounting Standards Codification whereby the net carrying amount of the debt extinguished was the face value of the bonds adjusted for any unamortized premium, discount and costs of issuance, which resulted in a gain of $0.2 million for the nine months ended September 30, 2009.
  Outlook
     Based on the Company’s expectation of the total number of 2010 theater system installations, particularly those under joint revenue sharing arrangements, and its estimate of the box office performance of films to be released to IMAX theaters in 2010, the Company has higher revenues in 2010 as compared to 2009. Actual revenue for the first nine months of 2010 was higher than for the full year of 2009 and the Company continues to expect higher revenues for the remainder of 2010 as compared to the prior year period.
     In addition to the 44 full, new theaters installed in the first nine months of 2010 (excluding 25 digital upgrades), the Company currently estimates that approximately 37 to 44 (excluding digital upgrades) of the 257 IMAX theaters in its backlog as at September 30, 2010 will be installed and accepted in the fourth quarter of 2010. The Company notes that it typically signs a number of agreements for theater systems each year which are installed in the same calendar year in which they are signed. By the end of 2010, the Company’s total theater network is expected to have increased by approximately 20% over the prior year and its commercial multiplex theater network by approximately 30% over the prior year as the vast majority of the new 2010 systems are to be installed in commercial settings. However, the Company cautions that theater system installations slip from period to period in the course of the Company’s business and such slippages remain a recurring and unpredictable part of its business. These slippages and delays could impact the timing of revenue recognition.
     In addition to achieving record box office results in the first nine months of 2010, the Company’s pace of IMAX theater system signings increased significantly in the first nine months of 2010 as compared to the prior year. The Company signed deals for 198 theater systems during the first nine months of 2010, as compared to 35 IMAX theater signings for all of 2009. The Company believes that this increase in IMAX theater system signings will result in a larger IMAX theater network and, accordingly, increased revenue for the Company over the longer term.
     The recent significant growth of the IMAX theater network is largely attributable to the introduction of the Company’s digital projector in 2008, which the Company believes provides the differentiated experience that is consistent with what moviegoers have come to expect from the IMAX brand, and is a compelling proposition for a large portion of its customer base for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $20 thousand per 2D print to $45 thousand per 3D print. Removing those costs significantly increases the profit of an IMAX release for studios which, the Company believes, provides more incentive for studios to release their films to IMAX theaters. The Company similarly believes that economics change favorably for its exhibition clients, since the costs associated with installing and operating a digital IMAX system are lower than those for a film-based system, and the elimination of print costs (digital file delivery totals approximately $200 per movie per system), and the increased programming flexibility that digital delivery provides, allows theaters to program at least 12-14 IMAX DMR films per year, thereby increasing both customer choice and total box-office revenue. The Company anticipates releasing 16 IMAX DMR films to the IMAX theater network in 2010. Finally, the Company believes that digital transmission will ultimately allow attractive alternate programming, such as live sporting events and concerts, to be shown, in the immersive environment of an IMAX theater. To date, the Company has signed agreements with exhibitors for 469 digital projection systems, of which 219 theaters were open to the public as at September 30, 2010. In addition, the Company intends to continue to provide digital upgrades to its customers with film-based theater systems at lower margins for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers.
     Expectations for 2010 performance are based in part on the Company’s improved performance in the first nine months of 2010, which is attributable not only to the growth of the IMAX theater network, but also to the strength of the film slate for the first nine months of 2010. Avatar: An IMAX 3D Experience alone achieved $186.7 million in worldwide box office results during the first nine months of 2010 on 319 IMAX screens, making the movie the highest grossing IMAX DMR film to date. The Company cautions that future IMAX DMR films may not be able to achieve this level of box office success, although the Company believes that it continues to be positively affected by long-term benefits stemming at least in part from the box office success of Avatar: An IMAX 3D Experience, including an increase in new signings for IMAX systems and an increase in agreements with studios to release major Hollywood films to the IMAX theater network.

     During the nine months ended September 30, 2010, the Company announced three multi-picture studio deals.
     On April 27, 2010, the Company and Warner Bros. Pictures, a unit of Time Warner Inc., announced that they had entered into an agreement to release up to 20 Warner Bros. films to the IMAX theater network beginning in 2010 and continuing through 2013. Under the terms of the agreement, the Company and Warner Bros. have finalized the terms for release of the following 5 films to IMAX theaters: Legends of the Guardian: the Owls of Ga’Hoole: An IMAX 3D Experience (September 2010); Harry Potter and the Deathly Hallows: Part I: The IMAX Experience (November 2010); Harry Potter and the Deathly Hallows: Part II: An IMAX 3D Experience (July 2011); Batman 3: The IMAX Experience (July 2012); and The Hobbit: The IMAX Experience (December 2013). The parties will select and agree on terms for the release of up to 15 additional Warner Bros. movies to the IMAX theater network during the same period.
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
     The Company and Sony Pictures announced that they had entered into agreements to release 2 films to the IMAX theater network beginning in 2010 and continuing through 2011. Under the terms of the agreement, the Company and Sony Pictures finalized the terms of release of the following 2 films to IMAX theaters: Resident Evil: Afterlife: An IMAX 3D Experience (September 2010) and The Green Hornet: The IMAX Experience (January 2011).
     Also, in the third quarter, the Company and Universal Pictures announced on September 15, 2010 that they had entered into an agreement to release Fast Five: The IMAX Experience to IMAX theaters in June 2011.
     On October 14, 2010, the Company announced that it had entered into an agreement with Paramount Pictures to release Paranormal Activity 2: The IMAX Experience to IMAX theaters on October 22, 2010.
     The Company’s improved financial performance in 2010 is attributable not only to the growth of the IMAX theater network, but also to the strength of the 2010 film slate and the increased number of films that the Company expects will be released to the IMAX theater network in 2010.
     In addition to the 12 DMR films that have already been shown in the IMAX theater network in the first nine months of 2010, 4 additional DMR films are scheduled to be released to its theater network during the remaining three months of 2010:
•	Paranormal Activity 2: The IMAX Experience (Paramount Pictures, October 2010);

•	Megamind: An IMAX 3D Experience (DreamWorks Animation, November 2010);

•	Harry Potter and the Deathly Hallows: Part I: The IMAX Experience (WB, November 2010); and

•	Tron Legacy: An IMAX 3D Experience (Walt Disney Pictures, December 2010).
In addition to the continued exhibition of Tron Legacy: An IMAX 3D Experience scheduled for early 2011, the Company has announced the release of 8 additional DMR films to its theater network in 2011:
•	The Green Hornet: An IMAX 3D Experience (Sony Pictures, January 2011)

•	Mars Needs Moms: An IMAX 3D Experience (Walt Disney Pictures, March 2011)

•	Sucker Punch: The IMAX Experience (WB, March 2011)

•	Pirates of the Caribbean: On Stranger Tides: An IMAX 3D Experience (Walt Disney Pictures, May 2011)

•	Cars 2: An IMAX 3D Experience (Walt Disney Pictures, June 2011)

•	Fast Five: The IMAX Experience (Universal Pictures, June 2011)

•	Harry Potter and the Deathly Hallows Part 2: An IMAX 3D Experience (WB, July 2011)

•	Happy Feet 2: An IMAX 3D Experience (WB, November 2011)
     The Company believes it has identified the additional films intended to be released to IMAX theaters in 2011, and anticipates announcing them when agreements are finalized in the coming weeks and months. The Company remains in active negotiations with virtually all of the Hollywood studios for additional films to fill out both its short and long-term film slate.

     In addition, the Company, in conjunction with WB and the National Aeronautics and Space Administration (NASA), released Hubble 3D: The IMAX Experience to its network on March 19, 2010, which chronicles a team of astronauts’ journey to the Hubble Space Telescope.
     The introduction of the IMAX digital projector in 2008 has not only allowed the Company to increase the size of its network, but it has also allowed for an increased number of IMAX DMR films to be exhibited in IMAX theaters. The increased number of IMAX DMR films released to the IMAX theater network can minimize the impact of an individual film’s weak performance. In addition, the increased number of titles, more closely spaced, can mean a greater opportunity to capitalize on the early weeks of a movie’s release, when over half of a given title’s gross box office is typically generated. However, the Company cautions that films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and type of IMAX DMR and IMAX original films released to the IMAX theater network.
     The Company has been evaluating DMR opportunities in other international markets as it believes that making local content available in IMAX theaters abroad will support the Company’s growth in international markets. In June 2009, the Company and Huayi Bros. Media Corporation Ltd., China’s largest privately owned media group, announced an agreement to release up to 3 mainstream, commercial Chinese films to IMAX theaters in China, other parts of Asia and key North American markets beginning in July 2010 with the film Aftershock: The IMAX Experience. The Company’s international-only release of Prince of Persia: Sands of Time: The IMAX Experience on May 19, 2010 marks another effort by the Company to enhance its international film slate. On August 30, 2010, the Company announced that internationally acclaimed director John Woo and producer Terence Chang’s next film, the action epic Flying Tigers, is intended to be released to IMAX theatres in December, 2011. The film would be the second announced Chinese film to be released to IMAX theaters. The Company anticipates additional international-only releases in the future. In addition, some of the international releases including Flying Tigers may be released in North America.
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
     To date, the Company has signed joint revenue sharing arrangements for 226 theater systems, 144 of which have been installed as at September 30, 2010. As the Company continues to add joint revenue sharing systems to its theater base, the Company’s revenues become more dependent on the box-office performance of the films released to the IMAX network and therefore increasingly exposed to any decline in attendance at commercial IMAX theaters. More broadly, if the industry were to face declining admissions, commercial exhibitors could become less willing or, as a result of disruptions in the capital and credit markets that may limit exhibitors’ access to capital, less able to invest capital in new IMAX theaters or to fulfil their existing obligations to the Company. As a result, the Company’s revenues could be lower than expected. Despite the economic downturn, domestic gross box office as at October 25, 2010 totalled approximately $8.6 billion, a 2.9% increase over the same period of 2009 according to various industry reports and trade publications, and IMAX DMR films continued to significantly outperform other lower-cost formats on a per screen basis.
     During the remainder of 2010, the Company expects to continue to explore new areas of brand extension including: 3D in-home entertainment technology; digital re-mastering and 2D-to-3D conversion of movie and television content; increased post-production opportunities; alternative theater content and partnering with technology, studio, programming, content and consumer electronics companies.
     On June 2, 2010, the Company entered into an arrangement with Discovery Communications and Sony Corp. of America to launch among the world’s first 3D television channels. The channel is anticipated to have a wide array of 3D content, including IMAX 3D films. The Company believes this is a highly strategic investment as it looks to expand the breadth of its 3D technology and content.
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
     The revolving portion of the Credit Facility bears interest at either (i) LIBOR plus a margin of 2.75% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 1.25% per annum, at the Company’s option. The term loan portion of the Credit Facility bears interest at the Company’s option, at either (i) LIBOR plus a margin of 3.75% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 2.25% per annum. Under the Credit Facility, the effective interest rate for the three and nine months ended September 30, 2010 for the term loan portion was 4.11% and 4.05%, respectively (2009 — n/a) and n/a and 3.56%, respectively for the revolving portion (2009 — 2.03% and 2.15%).
     The Credit Facility provides that so long as the term loan remains outstanding, the Company will be required to maintain: (i) a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1 through December 31, 2010, and (ii) a ratio of funded debt to EBITDA of not more than 1.75:1 thereafter. If the Company repays the term loan in full, it will remain subject to such ratio requirements only if Excess Availability (as defined in the Credit Agreement) is less than $10.0 million or Cash and Excess Availability (as defined in the Credit Agreement) is less than $15.0 million. The ratio of funded debt to EBITDA was 0.23:1 at September 30, 2010, where Funded Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $21.9 million. EBITDA is calculated as follows:

	For the	For the
EBITDA per Credit Facility:	3 months ended	12 months ended
(In thousands of U.S. Dollars)	September 30, 2010	September 30, 2010(1)
Net earnings	$6,736	$50,659
Add (subtract):
Provision for income taxes	1,160	1,380
Interest expense, net of interest income	297	3,390
Depreciation and amortization, including film asset amortization	4,726	19,471
Write-downs net of recoveries including asset impairments and receivable provisions	404	1,851
Stock and other non-cash compensation	4,066	20,269
Other, net	(89)	(541)

	$17,300	$96,479

(1)	Ratio of funded debt calculated using twelve months ended EBITDA
     The Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0; provided, however, that if the Company repays the term loan in full, it will remain subject to such ratio requirement only if Excess Availability is less than $10.0 million or Cash and Excess Availability is less than $15.0 million. At all times, under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. These amounts were $45.0 million and $90.5 million at September 30, 2010 respectively. The Company was in compliance with all of these requirements at September 30, 2010.
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
     Bank indebtedness includes the following:

	September 30,	December 31,
	2010	2009
Term Loan	$21,875	$35,000
Revolving Credit Facility	—	15,000

	$21,875	$50,000

     During 2010, the Company repaid its $15.0 million outstanding indebtedness under the revolving portion of the Credit Facility and $13.1 million of its term loan. Total amounts drawn and available under the Credit Facility as at September 30, 2010 were $21.9 million and $40.0 million, respectively (December 31, 2009 were $50.0 million and $24.8 million, respectively).
     At September 30, 2010, the Company’s current borrowing capacity under the revolving portion of the Credit Facility was $40.0 million after deduction for the minimum Excess Availability reserve of $5.0 million. Outstanding borrowings and letters of credit and advance payment guarantees were $nil as at September 30, 2010. At December 31, 2009, the borrowing capacity was $24.8 million after deduction for outstanding borrowings of $15.0 million, letters of credit and advanced payment guarantees of $0.3 million and the minimum Excess Availability reserve of $5.0 million.
  Letters of Credit and Other Commitments
     As at September 30, 2010, the Company had letters of credit and advance payment guarantees of $nil outstanding (December 31, 2009 — $0.3 million), of which the entire balance has been secured by the Credit Facility.
     The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at September 30, 2010, the Company had letters of credit outstanding of $2.8 million under the Bank of Montreal Facility as compared to $3.6 million as at December 31, 2009.
  Cash and Cash Equivalents
     As at September 30, 2010, the Company’s principal sources of liquidity included cash and cash equivalents of $45.5 million, the Credit Facility, anticipated collection from trade accounts receivable of $35.7 million, anticipated collection from financing receivables due in the next 12 months of $11.5 million, and payments expected in the next 12 months on existing backlog deals. As at September 30, 2010, the Company has drawn down $nil on the revolving portion of the Credit Facility, and had letters of credit of $nil outstanding under the Credit Facility and $2.8 million under the Bank of Montreal Facility.
     During the nine months ended September 30, 2010, the Company’s operations, including investment in film assets, provided cash of $53.7 million and the Company used cash of $10.4 million to fund capital expenditures. Based on management’s current operating plan for 2010, the Company expects to continue to use cash as it deploys additional theater systems under joint revenue sharing arrangements. Cash flows from joint revenue sharing arrangements are derived from the theater box office and concession revenues and the Company invested directly in the roll out of 27 new theater systems and 2 digital upgrades under joint revenue sharing arrangements during the nine months ended September 30, 2010.
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
     Cash provided by operating activities amounted to $53.7 million for the nine months ended September 30, 2010. Changes in other non-cash operating assets as compared to December 31, 2009 include: an increase of $3.4 million in financing receivables; a decrease of $1.9 million in accounts receivable; an increase of $6.9 million in inventories; an increase of $0.5 million in prepaid expenses, which primarily relates to prepaid directors’ and officers’ liability insurance for 2010 and an increase in film distribution expenses; and a $0.2 million decrease in other assets. Changes in other non-cash operating liabilities as compared to December 31, 2009 include: an increase in deferred revenue of $14.1 million related to backlog payments received offset by amounts relieved from deferred revenue related to theater system installations in the current period; an increase in accounts payable of $1.5 million; and a decrease of $18.9 million in accrued liabilities associated with operating activities and including a lump sum payment under the Company’s SERP of $14.7 million. Included in accrued liabilities at September 30, 2010 was $15.3 million in respect of accrued pension obligations.
  Investing Activities
     Net cash used in investing activities amounted to $6.0 million in the nine months ended September 30, 2010, which includes an investment in joint revenue sharing equipment of $6.5 million, purchases of $3.9 million in property, plant and equipment, an investment in other assets of $0.7 million, investments in new business ventures of $2.2 million, an increase in other intangible assets of $0.5 million, offset by a receipt of $7.8 million representing the cash surrender value of a life insurance policy.
  Financing Activities
     Net cash used in financing activities in the nine months ended September 30, 2010, amounted to $22.3 million due to repayment of bank indebtedness of $28.1 million, offset by the proceeds from the issuance of common shares from stock option redemptions in the period.
  Capital Expenditures
     Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, and investments in film assets were $18.1 million for the nine months ended September 30, 2010, as compared to $25.8 million for the nine months ended September 30, 2009.

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
     As at September 30, 2010, the Company had 219 digital theaters installed and operating in exhibitor theaters and 250 digital theater system arrangements in its backlog, which include the significant transactions described below.
     On December 7, 2007, the Company announced a significant joint revenue sharing arrangement with American-Multi Cinemas, Inc. (“AMC”) for the installation of 100 digital projection systems to be installed in the latter half of 2008 through 2010. On May 28, 2010, this arrangement was amended to include an additional 15 to 25 digital projection systems to be installed at various times in 2011. As of September 30, 2010, the Company has installed 87 of the 100 digital projection systems contracted for under the original agreement with AMC and none of the additional systems contracted for under the amended agreement. Included among the terms of the amended agreement is an increase in the length of the term for all AMC IMAX theaters from 7 to 10 years as well as an adjusted allocation of costs to help defray AMC’s increased operating expenses.
     The Company and Regal Cinemas, Inc (“Regal”) announced on March 24, 2008 a joint revenue sharing agreement to install 31 digital projection systems at Regal locations in 20 major U.S. markets. On September 30, 2010, this arrangement was amended to include an additional 16 to 25 digital projection systems to be installed by the end of 2012. Also on September 30, 2010, the Company signed an additional agreement with Regal to upgrade 13 of its existing film-based theaters, which are not under joint revenue sharing arrangements, to IMAX digital theaters. As of September 30, 2010, the Company has installed 29 of the 31 digital projection systems contracted for under the original agreement with Regal and none of the additional systems contracted for under the amended agreement and the digital upgrade agreement. Upon completion of the full Regal IMAX theater rollout, Regal will operate up to 77 IMAX theaters.
     In June 2008, the Company and Hoyts Multiplex Cinemas PTY Ltd (“Hoyts”) entered into a joint revenue sharing arrangement for 4 digital projection systems. To date, the Company has installed 3 of the 4 digital projection systems. In July 2008, the Company signed a joint revenue sharing arrangement with Tokyu Recreation Co., Ltd (“Tokyu”) to install up to 4 digital projection systems, all 4 of which were installed as of September 30, 2010. On March 31, 2010, this arrangement was amended to include an additional 5 digital theaters throughout Japan.
     In September 2008, the Company signed a joint revenue sharing arrangement with Cineplexx Kinobetriebe GMBH (“Cineplexx”) for 3 digital projection systems, 2 of which were installed as at September 30, 2010.
     On October 20, 2009, the Company and Pathé Netherlands, a Europalaces/Pathé company and the largest exhibitor in The Netherlands, announced an agreement to install 2 new IMAX theater systems, as well as a digital upgrade to the exhibitor’s existing film-based system, as part of an expanded joint revenue sharing arrangement between the two companies. In the fourth quarter of 2009, the Company installed 1 new digital theater system and the digital upgrade contracted for under the Agreement. As of September 30, 2010, all theater systems required under the agreement had been installed. During the first quarter of 2010, the Company signed a joint revenue sharing agreement for 4 digital theater systems to be located in France with Europalaces SAS, a Europalaces/Pathé company. As at September 30, 2010, the Company has installed 3 of such theaters.
     On March 10, 2010, the Company announced a joint revenue sharing arrangement with CJ CGV Co., Ltd., the largest multiplex cinema chain in South Korea (“CJ CGV”), for up to 15 digital projection systems. Under the terms of its agreement with the Company, CJ CGV will add 10 new digital theaters under joint revenue sharing arrangements, with the option for 5 additional systems, and will upgrade 4 of its existing film-based IMAX theaters, which are not under joint revenue sharing arrangements, to digital theaters. As at September 30, 2010, the Company has upgraded 3 of such theaters from film-based to digital theaters and has installed 2 systems under the joint revenue sharing arrangement.
     On July 12, 2010, the Company announced a joint revenue sharing arrangement with United Cinemas, one of the leading movie theater chains in Japan, for 3 digital projection systems. Under the terms of this agreement, the companies will have the option to install 2 additional IMAX theater systems in Japan at a later date. The deal brings the total number of confirmed theaters under joint revenue sharing arrangements scheduled to be operating in Japan by the end of 2010 to 8.
     On July 16, 2010, the Company announced a joint revenue sharing arrangement with Sasaki Kogyo Co., Ltd. for a digital projection system to be installed in 2011 in Japan.

     On September 17, 2010, the Company announced a joint revenue sharing arrangement with Rave Motion Pictures (“Rave”) for 13 digital projection systems to be installed at existing Rave locations in the United States. Under the terms of the agreement, 6 IMAX theaters are scheduled to open in November 2010, and the remaining 7 are planned to open in early 2011. The joint revenue sharing arrangement is the first between the Company and Rave. As part of the arrangement, 3 out of the 4 of Rave’s existing IMAX film-based theaters, which are not under joint revenue sharing arrangements, will also be upgraded to IMAX digital theaters in 2011. Upon completion of the roll-out, Rave will operate a total of 17 IMAX theaters across its circuit in the United States.
     On October 13, 2010, the Company and CinemaxX AG announced an agreement to install a digital theater in Bremen, Northern Germany, in November 2010. The parties also expressed an intention to open at least four additional IMAX theaters across Germany in the future. The deal marks the Company’s first joint revenue sharing arrangement in Germany.
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
  Pension and Postretirement Obligations
     The Company has an unfunded defined benefit pension plan, the SERP, covering Messrs. Gelfond and Wechsler. As at September 30, 2010, the Company had an unfunded and accrued projected benefit obligation of approximately $15.3 million (December 31, 2009 — $29.9 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate. During the quarter ended June 30, 2010, the Company obtained $3.2 million representing the cash surrender value of Mr. Gelfond’s policy. The proceeds were used to pay down the term loan under the Credit Facility. During the quarter ended September 30, 2010, the Company obtained $4.6 million representing the cash surrender value of Mr. Wechsler’s policy. The amount was used as an offset against the $14.7 million lump sum payment made to Mr. Wechsler on August 1, 2010 under the SERP. At December 31, 2009, the cash surrender value of these policies was $7.3 million.
     In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at September 30, 2010, the Company had an unfunded benefit obligation recorded of $0.5 million (December 31, 2009 — $0.4 million).
     Under the terms of the SERP, if Mr. Gelfond’s employment terminated other than for cause prior to August 1, 2010, he was entitled to receive SERP benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he became entitled to receive remaining benefits in the form of a lump sum payment. If Mr. Gelfond’s employment terminates other than for cause on or after August 1, 2010, he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations.
     Under the terms of SERP, monthly annuity payments payable to Mr. Wechsler, whose employment as Co-CEO terminated effective April 1, 2009, were deferred for six months and were paid in the form of a lump sum plus interest on the deferred amount on October 1, 2009. These monthly annuity payments continued through to August 1, 2010. Thereafter, in accordance with the terms of the SERP, Mr. Wechsler is entitled to receive monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he is entitled to receive remaining benefits in the form of a lump sum payment. The lump sum payment of $14.7 million was made to Mr. Wechsler on August 1, 2010.
OFF-BALANCE SHEET ARRANGEMENTS
     There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition.

CONTRACTUAL OBLIGATIONS
     Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
	Total
(In thousands of U.S. Dollars)	Obligations	2010	2011	2012	2013	2014	Thereafter
Credit Facility	$21,875	$—	$16,042	$5,833	$—	$—	$—
Capital lease obligations	82	14	26	22	20	—	—
Operating lease obligations	18,086	1,532	5,790	5,574	2,073	869	2,248
Pension obligations (1)	15,581	—	15,581	—	—	—	—
Postretirement benefits obligations	137	13	26	29	33	36	—
Purchase obligations	17,107	17,107	—	—	—	—	—

	$72,868	$18,666	$37,465	$11,458	$2,126	$905	$2,248

(1)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment in 2011 upon retirement at the end of the current term of his employment agreement, although Mr. Gelfond has informed the Company that he does not currently intend to retire at that time.
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
     The Company manages its exposure to foreign exchange rate risks through the Company’s regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.
     For the three and nine months ended September 30, 2010, the Company recorded a foreign exchange gain of $1.1 million and a gain of $0.5 million, respectively, as compared with a foreign exchange gain of $1.0 million and $2.3 million, respectively, in 2009 associated with the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts.
     The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies with settlement dates throughout 2010 and 2011. In addition, at September 30, 2010, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered foreign currency hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The notional value of these contracts at September 30, 2010 was $13.2 million (December 31, 2009 — $2.8 million). A gain of $0.5 million and $0.3 million was recorded to Other Comprehensive Income with respect to the appreciation in the value of these contracts in the three and nine months ended September 30, 2010, respectively (2009 — gain of $1.2 million and $2.0 million respectively). A loss of less than $0.1 million and a gain of $0.5 million for the three and nine months ended September 30, 2010, respectively (2009 — gain of $0.8 million and $1.1 million, respectively) was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses. The notional value of forward contracts that do not qualify for hedge accounting at September 30, 2010 was $28.4 million (December 31, 2009 — $4.5 million).
     For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.
     At September 30, 2010, the Company’s net investment in leases and working capital items denominated in Canadian dollar and Euros aggregated to $8.2 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2010, the potential change in the fair value of foreign currency-denominated net investment in leases and working capital items would be $0.8 million.
Interest Rate Risk Management
     The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.
     As at September 30, 2010, the Company borrowings under the Credit Facility were $21.9 million (December 31, 2009 — $50.0 million).
     The Company’s largest exposure with respect to variable rate debt comes from changes in the London Interbank Offered Rate (LIBOR). The Company had variable rate debt instruments representing approximately 11.8% and 24.7% of its total liabilities as at September 30, 2010 and December 31, 2009, respectively. If interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately less than $0.1 million for the quarter ended September 30, 2010. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate debt and cash balances at September 30, 2010.
     At September 30, 2010 the Company is not exposed to any market risk for fixed rate debt as the Company repurchased all of the remaining $160.0 million of its Senior Notes due December 2010 in 2009.
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
     The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at September 30, 2010 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in the Company’s internal control over financial reporting which occurred during the nine months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See note 10 to the interim condensed consolidated financial statements for information regarding legal proceedings involving the Company.
Item 1A. Risk Factors
     There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
     At the Special Meeting of the Company’s shareholders held on September 28, 2010, shareholders represented at the meeting voted on the following matters:
Election of Directors
By a vote by way of show of hands, Eric A. Demirian was elected as a Class II director and I. Martin Pompadur was elected as a Class III director of the Company, each for a term expiring in 2011. Management received proxies from the shareholders to vote for the two directors nominated for election as follows:

Director	Votes For	Votes Withheld	Non Vote
Eric A. Demirian	36,902,257	206,630	0

I. Martin Pompadur	36,813,342	275,495	20,050
In addition to the foregoing directors, the following directors continued in office: Neil S. Braun, Kenneth G. Copland, Richard L. Gelfond, Garth M. Girvan, David W. Leebron, Marc A. Utay and Bradley J. Wechsler.
There were no other matters coming before the meeting that required a vote by the shareholders.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated October 28, 2010, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated October 28, 2010, by Joseph Sparacio.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated October 28, 2010, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated October 28, 2010, by Joseph Sparacio.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION
Date: October 28, 2010	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer (Principal Financial Officer)

Date: October 28, 2010	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Vice-President, Finance & Controller (Principal Accounting Officer)