Form 10-K
period 2010-12-31
IMAX CORP
filed 2011-02-24
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file Number 001-35066
IMAX Corporation
(Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	98-0140269 (I.R.S. Employer Identification Number)

2525 Speakman Drive, Mississauga, Ontario, Canada (Address of principal executive offices)	L5K 1B1 (Postal Code)
Registrant’s telephone number, including area code:
(905) 403-6500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Shares, no par value	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☑      No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
     The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on June 30, 2010 was $763.6 million (52,302,294 common shares times $14.60).
     As of January 31, 2011, there were 64,164,723, common shares of the registrant outstanding.
Document Incorporated by Reference
     Portions of the registrant’s definitive Proxy Statement to be filed within 120 days of the close of IMAX Corporation’s fiscal year ended December 31, 2010, with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and the annual meeting of the stockholders of the registrant (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K to the extent described therein.

IMAX CORPORATION
December 31, 2010

IMAX CORPORATION
EXCHANGE RATE DATA
     Unless otherwise indicated, all dollar amounts in this document are expressed in United States (“U.S.”) dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Bank of Canada (the “Noon Buying Rate”). Such rates quoted are the number of U.S. dollars per one Canadian dollar and are the inverse of rates quoted by the Bank of Canada for Canadian dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 2010 was U.S. $1.0054.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Exchange rate at end of period	1.0054	0.9555	0.8170	1.0120	0.8582
Average exchange rate during period	0.9709	0.8757	0.9381	0.9425	0.8818
High exchange rate during period	1.0054	0.9716	1.0291	1.0908	0.9100
Low exchange rate during period	0.9278	0.7692	0.7710	0.8437	0.8528
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
IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, DMR®, IMAX MPX®, IMAX think big® and think big® are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

PART I
Item 1. Business
GENERAL
     IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company’s principal business is the design and manufacture of premium digital theater systems (“IMAX theater systems”) and the sale or lease of IMAX theater systems or the contribution of IMAX theater systems under revenue-sharing arrangements to its customers. The IMAX theater systems are based on proprietary and patented technology developed over the course of the Company’s 43-year history. The Company’s customers who purchase, lease or otherwise acquire the IMAX theater systems are theater exhibitors that operate commercial theaters (particularly multiplex cinemas), museums, science centers, or destination entertainment sites. The Company generally does not own IMAX theaters, but licenses the use of its trademarks along with the sale, lease or contribution of its equipment. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.”
     The Company is also engaged in the production and distribution of original large-format films, the provision of post-production services for large-format films, the conversion of two-dimensional (“2D”) and three-dimensional (“3D”) Hollywood feature films for exhibition on IMAX theater systems around the world, the provision of services in support of IMAX theaters and the IMAX theater network throughout the globe and the operation of four IMAX theaters.
     The Company believes the IMAX theater network is the most extensive premium theater network in the world with 518 theater systems (396 commercial, 122 institutional) operating in 46 countries as at December 31, 2010. This compares to 430 theater systems (309 commercial, 121 institutional) operating in 48 countries as at December 31, 2009. The success of the Company’s digital and joint revenue sharing strategies and the strength of its film slate has enabled the Company’s theater network to expand significantly since 2008, with the Company’s overall network increasing by 47.6% and the Company’s commercial network increasing by 71.4%. This network growth has increased revenue in several of the Company’s segments. In 2010, the Company achieved a record number of theater signings, which is expected to drive additional growth in 2011 and thereafter.
     IMAX theater systems combine: (i) IMAX DMR (Digital Re-Mastering) conversion technology, which results in higher image and sound fidelity than conventional cinema experiences; (ii) advanced, high-resolution projectors with film handling equipment and automated theater control systems, which result in significantly more contrast and brightness than conventional theater systems; (iii) sound system components, which result in more expansive sound imagery and pinpointed origination of sound to any specific spot in an IMAX theatre; (iv) large screens and proprietary theatre geometry, which result in a substantially larger field of view so that the screen extends to the edge of a viewer’s peripheral vision and creates more realistic images; and (v) theatre acoustics, which results in a four-fold reduction in background noise. The combination of these components causes audiences in IMAX theaters to feel as if they are a part of the on-screen action, creating a more intense, immersive and exciting experience than in a traditional theater. In addition, the Company’s IMAX 3D theater systems combine the same theater systems with 3D images that further enhance the audience’s feeling of being immersed in the film. An IMAX film can also benefit from enhancements made by individual filmmakers exclusively for the IMAX release, including by using IMAX cameras in select scenes to further enhance the audience’s immersion in the film. Filmmakers such as Christopher Nolan and Michael Bay have used IMAX cameras to film select scenes in their films The Dark Knight: The IMAX Experience and Transformers: Revenge of the Fallen: The IMAX Experience. Brad Bird is using IMAX cameras to film certain sequences in his upcoming Mission: Impossible — Ghost Protocol: The IMAX Experience, set for release in December 2011. Mr. Nolan is also using IMAX cameras to film sequences in his upcoming film, The Dark Knight Rises: The IMAX Experience, set for release in July 2012.
     While the Company’s roots are in the institutional market, such as museums and science centers, the Company’s expanded commercial theater network and its initiatives to facilitate the production and reduce the cost of exhibiting IMAX content have permitted IMAX to evolve into a key distribution platform for Hollywood blockbuster films.
     The Company believes that one of the key steps to becoming an important distribution platform for Hollywood’s biggest event films was the Company’s development of a proprietary technology known as IMAX DMR (Digital Re-Mastering) that can digitally convert live-action 35mm or digital films to its large-format, while meeting the Company’s high standards of image and sound quality. In a typical IMAX DMR film arrangement, the Company will receive a percentage of box-office receipts of the film, which generally range from 10-15%, from a film studio for conversion of the film to the IMAX DMR format. At January 31, 2011, the Company had released 60 IMAX DMR films since the introduction of IMAX DMR in 2002. As digital technology has been introduced to the DMR process and improvements have been made in conversion time, the number of films converted through the DMR process that have been released annually has increased as well. Accordingly, 15 films converted through the IMAX DMR process were released in 2010 (2009 — 12), as compared to 4 in 2005.
     An important step in becoming a distribution platform for Hollywood’s biggest event films was the Company’s development of an IMAX digital projection system. Prior to 2008, when the Company’s digital projector was introduced, all of IMAX’s large format projectors were film-based and required analog film prints. The IMAX digital projection system, which operates without the need for such film prints, was designed specifically for use by commercial multiplex operators and allows operators to reduce the capital and operating costs required to run an IMAX theater without sacrificing the image and sound quality of the “The IMAX Experience.” By making The IMAX Experience more accessible for commercial multiplex operators, the introduction of the IMAX digital projection system paved the way for several important joint revenue sharing arrangements which have allowed the Company to rapidly expand its theater network. Since announcing that the Company was developing digital projection technology, the vast majority of the Company’s theater system signings have been for digital systems. As at January 31, 2011, the Company has signed agreements for 498 digital systems since 2007 (including the upgrade of film-based systems and agreements), 219 of which were signed in 2010 alone. As at December 31, 2010, 276 IMAX digital projection systems were in operation, an 83% increase compared to the 151 digital projection systems in operation as at December 31, 2009.
     As a result of the immersiveness and superior image and sound quality of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for IMAX DMR films over films exhibited in their conventional auditoriums. The premium pricing, combined with higher attendance levels associated with IMAX films, generates incremental box office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box office generated by IMAX DMR films has also helped to establish IMAX as a key premium distribution platform for Hollywood blockbuster films.
     The Company continues to expand its international business, with more than half of 2010 theater signings coming from outside the United States and Canada, as the Company believes growth in international markets will be an important driver of future revenues. The Company also intends to explore new areas of brand extension in: 3D in-home entertainment technology, such as 3net, a new 3D television channel operated by a Limited Liability Corporation owned by the Company, Discovery Communications and Sony Corporation; alternative theater content; and partnerships with technology, studio, programming, content and consumer electronics companies.
     IMAX Corporation, a Canadian corporation, was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation (“Predecessor IMAX”). Predecessor IMAX was incorporated in 1967.
     On January 31, 2011, the Company provided notice to the NASDAQ Global Select Market (“NASDAQ”) that the Company intended to voluntarily delist its common shares, without par value, from NASDAQ and intended to subsequently list such common shares on the New York Stock Exchange (“NYSE”). Trading commenced on the NYSE on February 11, 2011 under the Company’s current trading symbol, “IMAX.” The Company’s common shares continued to trade on NASDAQ until the transfer of listing to the NYSE was completed. The trading of the Company’s common shares on the Toronto Stock Exchange (“TSX”), under the ticker symbol “IMX” remains unchanged.
PRODUCT LINES
     The Company is the pioneer and leader in the large-format film industry. The Company believes it is the world’s largest designer and manufacturer of specialty projection and sound system components for large-format theaters around the world, as well as a significant producer and distributor of large-format films. The Company’s theater systems include specialized IMAX projectors, advanced sound systems and specialty screens. The Company derives its revenues from: IMAX theater systems (the sale and lease of, and provision of services related to, its theater systems); films (production and digital re-mastering of films, the distribution of film products to the IMAX theater network, post-production services for films); joint revenue sharing arrangements (the provision of its theater system to an exhibitor in exchange for a certain percentage of theater revenue); theater system maintenance (the use of maintenance services related to its theater systems); theater operations (owning equipment, operating, managing or participating in the revenues of IMAX theaters); and other activities, which include the sale of after market parts and camera rentals. Segmented information is provided in note 20 to the accompanying audited consolidated financial statements in Item 8.
IMAX Systems, Theater System Maintenance and Joint Revenue Sharing Arrangements
     The Company’s primary products are its theater systems. Traditional IMAX film-based theater systems include a unique rolling loop 15/70-format projector that offers superior image quality and stability and a digital theater control system; a 6-channel, digital audio system delivering up to 12,000 watts of sound; a screen with a proprietary coating technology; and, if applicable, 3D glasses cleaning equipment. The Company’s digital projection system includes all of the above components (including a digital projector rather than a rolling-loop projector) and operates without the need for analog film prints. Since its introduction in 2008, the majority of the Company’s theater sales have been digital systems and the Company expects a majority of its future theater systems sales to be IMAX digital systems. As part of the arrangement to sell or lease its theater systems, the Company provides extensive advice on theater planning and design and supervision of installation services. Theater systems are also leased or sold with a license for the use of the world-famous IMAX brand. IMAX theater systems come in five configurations:
•	the GT projection systems, film-based theater systems for the largest IMAX theaters;
•	the SR system, film-based theater systems for smaller theaters than the GT systems;
•	the IMAX MPX systems, which are film-based systems targeted for multiplex theaters (“MPX” theater systems);
•	the IMAX digital systems, which are the replacement to the IMAX MPX systems and which are accordingly targeted for multiplex theaters; and
•	theater systems featuring heavily curved and tilted screens that are used in dome shaped theaters.
     The GT, SR, IMAX MPX and IMAX digital systems are “flat” screens that have a minimum of curvature and tilt and can exhibit both 2D and 3D films, while the screen components in dome shaped theaters are 2D only and are popular with the Company’s institutional clients. All IMAX theaters, with the exception of dome configurations, feature a steeply inclined floor to provide each audience member with a clear view of the screen. The Company holds patents on the geometrical design of IMAX theaters.
     The Company’s analog projectors use the largest commercially available film format (15-perforation film frame, 70mm), which is nearly 10 times larger than conventional film (4-perforation film frame, 35mm) and therefore are able to project significantly more detail on a larger screen. The Company believes these projectors, which utilize the Company’s rolling loop technology, are unsurpassed in their ability to project film with maximum steadiness and clarity with minimal film wear, while substantially enhancing the quality of the projected image. As a result, the Company’s projectors deliver a higher level of clarity and detail as compared to conventional movies and competing projectors.
     In order to compete and evolve with the market, the Company introduced a digital projection system in 2008 that provides a premium and differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand. The shift from a film-based projection system to a digital projection system for a large portion of the Company’s customer base has been compelling for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $20 thousand per 2D print to $45 thousand per 3D print whereas a digital file delivery totals approximately $200 per movie per system. Removing those costs significantly increases the profit of an IMAX release for a studio which, the Company believes, has provided more incentive for studios to release their films to IMAX theaters. The Company similarly believes that economics change favorably for its exhibition clients since the costs associated with installing and operating an IMAX digital system are lower than those for a film-based system, the print costs are eliminated (digital file delivery totals approximately $200 per movie per system), and digital delivery provides increased programming flexibility that allows theaters to program significantly more IMAX DMR films per year, thereby increasing customer choice and potentially increasing total box-office revenue. In 2010, 15 films converted through the IMAX DMR process were released to the IMAX theater network (2009 — 12), as compared to 4 films in 2005. To date, the Company has contracted for the release of 21 DMR films to its theater network in 2011, plus one IMAX original production. The Company remains in active discussions with every major Hollywood studio regarding future titles. Digital projectors also typically require lower installation costs for exhibitors and potentially allow for the opportunity to show attractive alternate programming, such as live sporting events and concerts, in the immersive environment of an IMAX theater. Digital systems represent 97% of the Company’s current backlog and 53% of the Company’s theater network. The Company continues to expect a majority of its future theater system arrangements to be for digital systems.
     To complement its viewing experience, the Company provides digital sound system components which are specifically designed for IMAX theaters. These components are among the most advanced in the industry and help to heighten the realistic feeling of an IMAX presentation, thereby providing IMAX theater systems with an important competitive edge over other theater systems. The Company believes it is a world leader in the design and manufacture of digital sound system components for applications including traditional movie theaters, auditoriums and IMAX theaters.
     The Company’s arrangements for theater system equipment involve either a lease or sale. As part of the arrangement for an IMAX theater system, the Company also advises the customer on theater design, supervises the installation of the theater systems and provides projectionists with training in using the equipment. Theater owners or operators are responsible for providing the theater location, the design and construction of the theater building, the installation of the system components and any other necessary improvements, as well as the marketing and programming at the theater. The supervision of installation requires that the equipment also be put through a complete functional start-up and test procedure to ensure proper operation. The Company’s typical arrangement also includes the trademark license rights which commence on execution of the agreement with terms generally of 10 to 20 years that may be renewed. The theater system equipment components (including the projector, sound system, screen system, and, if applicable, 3D glasses cleaning machine), theater design support, supervision of installation, projectionist training and trademark rights are all elements of what the Company considers the system deliverable (the “System Deliverable”). For a separate fee, the Company provides ongoing maintenance and extended warranty services for the theater system. The Company’s contracts are generally denominated in U.S. dollars, except in Canada, Japan and parts of Europe, where contracts are sometimes denominated in local currency.
     Leases, other than joint revenue sharing arrangements, generally have 10-20 year initial terms and are typically renewable by the customer for one or more additional 5 to 10-year terms. Under the terms of the typical lease agreement, the title to the theater system equipment (including the projector, the sound system and the projection screen) remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally not cancelable by the customer unless the Company fails to perform its obligations.
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
     Over the last several years, the Company has increasingly entered into joint revenue sharing arrangements with customers, pursuant to which the Company provides the System Deliverable in return for a portion of the customer’s IMAX box-office receipts and concession revenue. Under these revenue sharing arrangements, the Company retains title to the theater system (including the projector, the sound system and the projection screen) and rent payments are contingent, instead of fixed or determinable. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally not cancelable by the customer unless the Company fails to perform its obligations. In rare cases, the contract provides certain performance thresholds that, if not met by either party, allows the other party to terminate the agreement. Joint revenue sharing arrangements generally have a 7 to 10-year initial term and may be renewed by the customer for an additional term. By offering arrangements whereby exhibitors do not need to invest the initial capital required in a lease or a sale arrangement, the Company has been able to expand its theater network at a significantly faster pace than it had previously. As at January 31, 2011, the Company has entered into joint revenue sharing arrangements for 230 systems with 14 partners, 171 of which were in operation as at December 31, 2010.
     Sales Backlog. Signed contracts for theater systems are listed as sales backlog prior to the time of revenue recognition. The value of sales backlog represents the total value of all signed theater system sales and sales-type lease agreements that are expected to be recognized as revenue in the future. Sales backlog includes initial fees along with the estimated present value of contractual fixed minimum fees due over the term, but excludes contingent fees in excess of contractual minimums and maintenance and extended warranty fees that might be received in the future.

     The Company’s sales backlog is as follows:

	December 31, 2010			December 31, 2009
	Number of		Dollar Value	Number of		Dollar Value
	Systems		(in thousands)	Systems		(in thousands)
Sales and sales-type lease arrangements	165	(1)	$184,588	94	(1)	$117,157
Joint revenue sharing arrangements	59		n/a	42		n/a

	224	(2)	$184,588	136		$117,157

(1)	Includes 25 upgrades from film-based IMAX theater systems to IMAX digital theater systems as at December 31, 2010, and 1 upgrade from a film-based IMAX theater system to an IMAX digital theater system as at December 31, 2009.

(2)	Reflects the minimum number of theaters arising from signed contracts in backlog. Up to an additional 25 theaters (2009 — 1) may be installed pursuant to certain provisions in signed contracts in backlog.
     The value of the sales backlog does not include anticipated revenues from theaters in which the Company has an equity-interest, joint revenue sharing arrangements, agreements covered by letters of intent or conditional sale or lease commitments, though the number of systems contracted for under these arrangements is included.
     The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as at December 31:

	2010				2009
	Theater				Theater
	Network				Network
	Base		Backlog		Base	Backlog
Flat Screen (2D)	30	(1)	—		36	—
Dome Screen (2D)	66		—		65	1
IMAX 3D Dome (3D)	3		—		2	—
IMAX 3D GT (3D)	80	(1)	2		88	5
IMAX 3D SR (3D)	44	(1)	1		51	2
IMAX MPX (3D)	19	(1)	4		37 (2)	13
IMAX digital (3D)	276	(1)	217	(3)	151 (2)	115	(3)

Total	518		224		430	136

(1)	In 2010, the Company upgraded 32 film-based IMAX theater systems across various categories to IMAX digital theater systems (30 sales arrangements and 2 joint revenue sharing arrangements).

(2)	In 2009, the Company upgraded 25 film-based IMAX theater systems across various categories to IMAX digital theater systems (14 sales arrangements, 2 treated previously as operating lease arrangements and 9 systems under joint revenue sharing arrangements).

(3)	Includes 59 and 42 theater systems as at December 31, 2010 and 2009, respectively, under joint revenue sharing arrangements.
     IMAX Flat Screen and IMAX Dome Systems. IMAX flat screen and IMAX Dome systems comprise 99 of the Company’s opened theater base and primarily reside in institutions such as museums and science centers. Flat screen IMAX theaters were introduced in 1970, while IMAX Dome theaters, which are designed for tilted dome screens, were introduced in 1973. There have been several significant proprietary and patented enhancements to these systems since their introduction.
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
     As at December 31, 2010, there were 124 IMAX 3D GT and IMAX 3D SR theaters in operation compared to 139 IMAX 3D GT and IMAX 3D SR theaters in operation as at December 31, 2009. The decrease in the number of 3D GT and 3D SR systems is largely attributable to the conversion of existing 3D GT and 3D SR systems to IMAX digital systems.
     IMAX MPX. In 2003, the Company launched a large-format theater system designed specifically for use in multiplex theaters. Known as IMAX MPX, this system had lower capital and operating costs than other IMAX systems and was intended to improve a multiplex owner’s financial returns and to allow for the installation of IMAX theater systems in markets that might previously not have been able to support one. As at December 31, 2010, there were 19 MPX systems in operation compared to 37 MPX systems as at December 31, 2009. The IMAX digital system has supplanted the MPX system as the Company’s multiplex product. The decrease in the number of MPX systems is largely attributable to the upgrade of existing MPX systems to IMAX digital systems.
     IMAX Digital. In July 2008, the Company introduced a proprietary IMAX digital projection system operating on a digital platform that it believes delivers higher quality imagery compared with other digital systems and that is consistent with the Company’s brand. As at December 31, 2010, the Company had installed 276 digital theater systems, including 59 digital upgrades, and has an additional 217 digital systems in its backlog. Digital theater systems represent 97% of the total backlog and 53% of the total theater network, and the Company expects a majority of its future theater system arrangements to be for digital systems. Moreover, the Company believes that some of the film-based systems currently in its backlog, particularly uninstalled MPX systems, will ultimately become digital installations.
Films
  Film Production and Digital Re-mastering (IMAX DMR)
     Films produced by the Company are typically financed through third parties, whereby the Company will generally receive a film production fee in exchange for producing the film and a distribution fee for distributing the film. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company.
     In 2002, the Company developed technology that makes it possible for live-action film footage to be digitally transformed into IMAX’s large-format at a cost of roughly $1.0 million — $1.5 million per film. This proprietary system, known as IMAX DMR, has opened up the IMAX theater network to film releases from Hollywood’s broad library of films. In a typical IMAX DMR film arrangement, the Company will receive a percentage of box-office receipts of the film, which generally range from 10-15%, from a film studio for the conversion of the film to the IMAX DMR format. In 2010, gross box office from IMAX DMR films was $545.9 million, compared to $270.8 million in 2009, an increase of 102%. The Company may also have certain distribution rights to the films produced using its IMAX DMR technology.
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

     The first IMAX DMR film, Apollo 13: The IMAX Experience, produced in conjunction with Universal Pictures and Imagine Entertainment, was released in September 2002 to 48 IMAX theaters. One of the more recent IMAX DMR films at December 31, 2010, Tron Legacy, was released to 366 IMAX theaters. Since the release of Apollo 13: The IMAX Experience, an additional 59 IMAX DMR films have been released to the IMAX theater network as at January 31, 2011.
     The highly automated IMAX DMR process typically allows the re-mastering process to meet aggressive film production schedules. The Company is continuing to decrease the length of time it takes to reformat a film with its IMAX DMR technology. Apollo 13: The IMAX Experience, was re-mastered in 16 weeks, while Iron Man 2: The IMAX Experience, released in May 2010, was re-mastered in approximately 7 days. The IMAX DMR conversion of simultaneous, or “day-and-date” releases are done in parallel with the movie’s filming and editing, which is necessary for the simultaneous release of an IMAX DMR film with the domestic release to conventional theaters.
     The Company demonstrated its ability to convert computer-generated animation to IMAX 3D with the 1999 release of Cyberworld, the 2004 release of the full length computer generated imagery (“CGI”) feature, The Polar Express: The IMAX 3D Experience and the release of four CGI 3D features in 2005-2007, including Beowulf: An IMAX 3D Experience released in November 2007. In addition, the Company has developed proprietary technology to convert live action 2D films to IMAX 3D films, which the Company believes can offer potential benefits to the Company, studios and the IMAX theater network. This technology was used to convert scenes from 2D to 3D in the film Superman Returns: An IMAX 3D Experience in 2006. In July 2007, Harry Potter and the Order of the Phoenix: An IMAX 3D Experience, was released with approximately 20 minutes of the film converted from 2D to 3D using such technology. In addition, the 2009 release of Harry Potter and the Half-Blood Prince: An IMAX 3D Experience included certain scenes of the film converted to IMAX 3D.
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
     In 2010, 15 films were converted through the IMAX DMR process and released to IMAX theaters by film studios as compared to 12 films in 2009. These 15 films were:
•	Alice In Wonderland: An IMAX 3D Experience (Disney, March 2010);

•	How To Train Your Dragon: An IMAX 3D Experience (Dreamworks Animation Paramount, March 2010);

•	Iron Man 2: The IMAX Experience (Marvel and Paramount, May 2010);

•	Shrek Forever After: An IMAX 3D Experience (Dreamworks Animation Paramount, May 2010);

•	Prince of Persia: The Sands of Time: The IMAX Experience (Disney, May 2010);

•	Toy Story 3: An IMAX 3D Experience (Disney, June 2010);

•	The Twilight Saga: Eclipse: The IMAX Experience (Summit Entertainment, June 2010);

•	Inception: The IMAX Experience (Warner Bros. Pictures (“WB”)), July 2010);

•	Aftershock: The IMAX Experience (Huayi Brothers Group, July 2010, primarily distributed in China and other parts of Asia);

•	Resident Evil: Afterlife: An IMAX 3D Experience (Sony, September 2010);

•	Legends of the Guardian: The Owls of Ga’Hoole: An IMAX 3D Experience (WB, September 2010);

•	Paranormal Activity 2: The IMAX Experience (Paramount, October 2010);

•	Megamind: An IMAX 3D Experience (Dreamworks Animation Paramount, November 2010);

•	Harry Potter and the Deathly Hallows: Part I: The IMAX Experience (WB, November 2010); and

•	Tron Legacy: An IMAX 3D Experience (Disney, December 2010).
     The Company believes that the box-office performance of IMAX DMR releases has positioned IMAX theaters as a key premium distribution platform for Hollywood films, which is separate and distinct from their wider theatrical release. IMAX theaters therefore serve as an additional distribution platform for Hollywood films, just as home video and pay-per-view are ancillary distribution platforms.
     In addition, the Company, in conjunction with WB and with the cooperation of National Aeronautics and Space Administration (“NASA”), released the original film Hubble 3D: An IMAX 3D Experience in March 2010.
     To date, the Company has signed contracts for 21 DMR films that will play in the IMAX theater network in 2011:

•	TRON: Legacy: An IMAX 3D Experience (Walt Disney Studios, continued from 2010);

•	The Green Hornet: An IMAX 3D Experience (Sony, January 2011);

•	Tangled: An IMAX 3D Experience (Disney, February 2011, released in select Asian markets on respective regional release dates);

•	Sanctum: An IMAX 3D Experience (Universal, February 2011);

•	I Am Number Four: The IMAX Experience (Dreamworks Studios Disney, February 2011);

•	Mars Needs Moms: An IMAX 3D Experience (Disney, March 2011);

•	Sucker Punch: The IMAX Experience (WB, March 2011);

•	Fast Five: The IMAX Experience (Universal, April 2011);

•	Pirates of the Caribbean: On Stranger Tides: An IMAX 3D Experience (Disney, May 2011);

•	Kung Fu Panda 2: An IMAX 3D Experience (Paramount, May 2011, to be released in select international markets);

•	Super 8: The IMAX Experience (Paramount, June 2011);

•	The Founding of a Party: The IMAX Experience (China Film Group, June 2011, to be released in the People’s Republic of China)

•	Cars 2: An IMAX 3D Experience (Disney, June 2011);

•	Transformers: Dark of the Moon: An IMAX 3D Experience (Paramount, July 2011);

•	Harry Potter and the Deathly Hallows: Part II: An IMAX 3D Experience (WB, July 2011);

•	Real Steel: The IMAX Experience (Dreamworks Studios Disney, October 2011);

•	Contagion: The IMAX Experience (WB, October 2011);

•	Puss in Boots: An IMAX 3D Experience (Paramount, November 2011);

•	Happy Feet 2: An IMAX 3D Experience (WB, November 2011);

•	Mission: Impossible — Ghost Protocol: The IMAX Experience (Paramount, December 2011); and

•	The Adventures of Tintin: The Secret of the Unicorn: An IMAX 3D Experience (Paramount, December 2011).
     The Company remains in active negotiations with all of Hollywood’s studios for additional films to fill out its short and long-term film slate.
     In addition, the Company, in conjunction with WB, will release the original film Born to be Wild 3D: An IMAX 3D Experience to its network in April 2011.
  Film Distribution
     The Company is a significant distributor of large-format films. The Company distributes films which it has produced or for which it has acquired distribution rights from independent producers. As a distributor, the Company receives a fixed fee and/or a percentage of the theater box-office receipts.
     As at December 31, 2010, IMAX’s film library consisted of 274 IMAX original films, which cover such subjects as space, wildlife, music, history and natural wonders. The Company currently has distribution rights with respect to 44 of such films. Large-format films that have been successfully distributed by the Company include: Hubble 3D: An IMAX 3D Experience, which was released by the Company and WB in March 2010 and has grossed over $25.6 million as at the end of 2010; Under the Sea 3D: An IMAX 3D Experience,which was released by the Company and WB in March 2009 and has grossed over $36.8 million as at the end of 2010; Deep Sea 3D: An IMAX 3D Experience, which was released by the Company and WB in March 2006 and has grossed more than $89.8 million as at the end of 2010; SPACE STATION, which was released in April 2002 and has grossed over $116.2 million as at the end of 2010 and T-REX: Back to the Cretaceous, which was released by the Company in 1998 and has grossed over $103.8 million as at the end of 2010. Large-format films have significantly longer exhibition periods than conventional commercial 35mm films and many of the films in the large-format library have remained popular for many decades, including the films To Fly! (1976), Grand Canyon — The Hidden Secrets (1984) and The Dream Is Alive (1985).
  Film Post-Production
     David Keighley Productions 70MM Inc., a wholly-owned subsidiary of the Company, provides film post-production and quality control services for large-format films (whether produced internally or externally), and digital post-production services.

Theater Operations
     As at December 31, 2010, the Company had four owned and operated theaters on leased premises as compared to four owned and operated theaters as at December 31, 2009. In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses. The Company also provides management services to two theaters.
Other
  Cameras
     The Company rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The company also provides production technical support and post-production services for a fee. All IMAX 2D and 3D film cameras run 65mm negative film, exposing 15 perforations per frame and resulting in an image area nearly 10x larger than standard 35mm film. The Company’s film-based 3D camera, which is a patented, state-of-the-art dual and single filmstrip 3D camera, is among the most advanced motion picture cameras in the world and is the only 3D camera of its kind. The IMAX 3D camera simultaneously shoots left-eye and right-eye images and enables filmmakers to access a variety of locations, such as underwater or aboard aircraft. The Company has also recently developed a high speed 3D digital camera which utilizes a pair of the world’s largest digital sensors.
     The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers.
MARKETING AND CUSTOMERS
     The Company markets its theater systems through a direct sales force and marketing staff located in offices in Canada, the United States, Europe, and Asia. In addition, the Company has agreements with consultants, business brokers and real estate professionals to locate potential customers and theater sites for the Company on a commission basis.
     The commercial multiplex theater segment of the Company’s theater network is now its largest segment, comprising 373 theaters, or 72.0%, of the 518 theaters open as at December 31, 2010. The Company’s institutional customers include science and natural history museums, zoos, aquaria and other educational and cultural centers. The Company also sells or leases its theater systems to theme parks, tourist destination sites, fairs and expositions (the Commercial Destination segment). At December 31, 2010, approximately 38.8% of all opened IMAX theaters were in locations outside of the United States and Canada. The following table outlines the breakdown of the theater network by type and geographic location as at December 31:

	2010 Theater Network Base				2009 Theater Network Base
	Commercial	Commercial			Commercial	Commercial
	Multiplex	Destination	Institutional	Total	Multiplex	Destination	Institutional	Total
United States	217	9	65	291	175	8	66	249
Canada	17	2	7	26	13	2	7	22
Mexico	8	—	11	19	8	—	11	19
Russia & the CIS	16	—	—	16	6	—	—	6
Western Europe	35	7	9	51	23	7	10	40
Rest of Europe	9	—	—	9	12	—	—	12
Japan	9	2	7	18	5	2	7	14
Greater China(1)	22	—	18	40	14	—	15	29
Rest of World	40	3	5	48	32	2	5	39

Total	373	23	122	518	288	21	121	430

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
     For information on revenue breakdown by geographic area, see note 20 to the accompanying audited consolidated financial statements in Item 8. The Company’s foreign operations are subject to certain risks. See “Risk Factors — The company conducts business internationally which exposes it to uncertainties and risks that could negatively affect its operations and sales” in Item 1A.

The Company’s two largest customers as at December 31, 2010, collectively represent 24.7% of the Company’s network base of theaters and 16.9% of revenues.
INDUSTRY AND COMPETITION
     In recent years, as the motion picture industry has transitioned from film projection to digital projection, a number of companies have introduced digital 3D projection technology and, since 2008, an increasingly large number of Hollywood features have been exhibited using these technologies. According to the National Association of Theater Owners, as at December 31, 2010, there were approximately 8,000 conventional-sized screens in U.S. multiplexes equipped with such digital 3D systems. In 2008, the Company introduced its proprietary digitally-based projector which is capable of 2D and 3D presentations on large screens and which comprises the majority of its current (and, the Company expects, future) theater system sales. For the films released to both IMAX 3D theaters and conventional 3D theaters, the IMAX theaters have significantly outperformed the conventional theaters on a per-screen revenue basis. Over the last several years, a number of commercial exhibitors have introduced their own large screen branded theaters. IMAX theaters in the same markets have continually outperformed these theaters as well. In addition, the Company has historically competed with manufacturers of large-format film projectors. The Company believes that all of these alternative film formats deliver images and experiences that are inferior to The IMAX Experience.
     The Company may also face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources to develop and support them. The Company also faces in-home competition from a number of alternative motion picture distribution channels such as home video, pay-per-view, video-on-demand, DVD, Internet and syndicated and broadcast television. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including gaming, sporting events, concerts, live theater and restaurants.
     The Company believes that its competitive strengths include the value of the IMAX brand name, the design, quality and historic reliability rate of IMAX theater systems, the return on investment of an IMAX theater, the number and quality of IMAX films that it distributes, the quality of the sound system components included with the IMAX theater, the availability of Hollywood event films to IMAX theaters through IMAX DMR technology, consumer loyalty and the level of the Company’s service and maintenance and extended warranty efforts. The Company believes that all of the best performing premium theaters in the world are IMAX theaters.
THE IMAX BRAND
     The world-famous IMAX brand stands for the highest-quality, most immersive motion picture entertainment. Consumer research conducted for the Company in the U.S. by a third-party research firm shows that the IMAX brand is known for cutting-edge technology and an experience that immerses audiences in the movie. The research also shows that the brand inspires strong consumer loyalty and that consumers place a premium on it, often willing to travel significantly farther and pay more for The IMAX Experience than for a conventional movie. The Company believes that its significant brand loyalty among consumers provides it with a strong, sustainable position in the exhibition industry. Recognition of the IMAX brand name cuts across geographic and demographic boundaries. To date, IMAX DMR films have significantly outperformed other formats on a per screen basis.
     As the IMAX theater network and film slate grow, so does the visibility of the IMAX brand. In recent years, IMAX has built on its heritage of immersive, high-quality educational movies presented in prestigious institutions and destination centers by increasingly expanding its network into commercial multiplexes. With a growing number of IMAX theaters based in commercial multiplexes and with a recent history of commercially successful films such as: Avatar: An IMAX 3D Experience, Alice in Wonderland, Inception: The IMAX Experience, The Dark Knight: The IMAX Experience, Transformers: Revenge of the Fallen: The IMAX Experience, Beowulf: An IMAX 3D Experience, 300: The IMAX Experience, Spider-Man 3: The IMAX Experience, Superman Returns: An IMAX 3D Experience and the Harry Potter series, the Company continues to increase its presence in commercial settings. The Company believes the strength of the IMAX brand is an asset that has helped to establish the IMAX theater network as a unique and desirable release window for Hollywood movies.
RESEARCH AND DEVELOPMENT
     The Company believes that it is one of the world’s leading entertainment technology companies with significant proprietary expertise in digital and film-based projection and sound system component design, engineering and imaging technology, particularly in 3D. The Company plans to continue to fund research and development activity in areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, enhancing the Company’s 2D and 3D image quality, developing IMAX theater systems’ capabilities in live entertainment, developing its portable theater initiative, and further enhancing the IMAX theater and sound system design.
     The motion picture industry has been and will continue to be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production, digital re-mastering (such as IMAX DMR), distribution and display (projection). As such, the Company has made significant investments in digital technologies, including the development of a proprietary technology to digitally enhance image resolution and quality of motion picture films, the conversion of monoscopic (2D) to stereoscopic (3D) images and the creation of an IMAX digital projector. Accordingly, the Company holds a number of patents, patents pending and other intellectual property rights in these areas. In addition, the Company holds numerous digital patents and relationships with key manufacturers and suppliers in digital technology. In July 2008, the Company introduced its proprietary, digitally-based projector which operates without the need for analog film prints. In 2009, the Company developed its first digital 3D camera, the prototype of which was used to film portions of Born to be Wild 3D: An IMAX 3D Experience, which is scheduled for release to theaters in April 2011.
     In 2010, the Company introduced IMAX nXos, a patent-pending technology designed to tune and automatically monitor IMAX audio systems. The new technology applies the equivalent of thousands of bands of equalization to perform a highly detailed tuning of the IMAX audio system. The IMAX nXos Calibrator is designed to significantly exceed the capability of manual equalization processes. IMAX’s audio systems feature proprietary loudspeaker technology and uncompressed digital sound, with much greater dynamic range than conventional systems. The system is designed to provide a more immersive audio environment. The IMAX nXos Calibrator works to ensure that the audience is provided an optimum audio experience in the IMAX theater. In September 2010, the Company made a $1.5 million preferred share investment in Laser Light Engines, Inc. (“LLE”), a developer and manufacturer of laser-driven light sources. The Company also entered into a development agreement with LLE to develop a custom laser engine for use in the IMAX digital projection system. The purpose for the laser engine is to enable the Company to achieve sufficient brightness in its digital projection system to enable digital projection on the Company’s largest screens.
     The Company’s participation in 3net, operated by a Limited Liability Corporation owned by the Company, Discovery Communications and Sony Corporation that premiered on February 13, 2011, is an example of its strategic entry into the field of in-home entertainment technology. The Company has deployed its proprietary expertise in image technology and 3D technology to help set broadcast and presentation standards for the new channel. The Company expects to continue to deploy its proprietary expertise in image technology and 3D technology, as well as the IMAX brand, for further applications in in-home entertainment technology.
     For the years ended 2010, 2009, and 2008, the Company recorded research and development expenses of $6.2 million, $3.8 million and $7.5 million, respectively. Over the past three years, the Company has invested significantly in research and development relating to the development, introduction and enhancement of its IMAX digital projector system. As at December 31, 2010, 37 of the Company’s employees were connected with research and development projects.
MANUFACTURING AND SERVICE
  Projector Component Manufacturing
     The Company assembles the projector of its theater systems at its Corporate Headquarters and Technology Center in Mississauga, Ontario, Canada (near Toronto). A majority of the parts and sub-assemblies for this component are purchased from outside vendors. The Company develops and designs all of the key elements for the proprietary technology involved in this component. Fabrication of parts and sub-assemblies is subcontracted to a group of carefully pre-qualified suppliers. Manufacture and supply contracts are signed for the delivery of the component on an order-by-order basis. The Company has developed long-term relationships with a number of significant suppliers, and the Company believes its existing suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all parts and sub-assemblies, completes the final assembly and then subjects the projector to comprehensive testing individually and as a system prior to shipment. In 2010, these projectors, including the Company’s digital projection system, had reliability rates based on scheduled shows of approximately 99.8%.
  Sound System Component Manufacturing
     The Company develops, designs and assembles the key elements of its theater sound system component. The standard IMAX theater sound system component comprises parts from a variety of sources, with approximately 50% of the materials of each sound system attributable to proprietary parts provided under original equipment manufacturers agreements with outside vendors. These proprietary parts include custom loudspeaker enclosures and horns, specialized amplifiers, and signal processing and control equipment. The Company inspects all parts and sub-assemblies, completes the final assembly and then subjects the sound system component to comprehensive testing individually and as a system prior to shipment.
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
     To support the IMAX theater network, the Company has personnel stationed in major markets throughout the world, who provide periodic and emergency maintenance and extended warranty services on existing theater systems. The Company provides various levels of maintenance and warranty services, which are priced accordingly. Under full service programs, Company personnel typically visit each theater every six months to provide preventative maintenance, cleaning and inspection services and emergency visits to resolve problems and issues with the theater system. Under some arrangements, customers can elect to participate in a service partnership program whereby the Company trains a customer’s technician to carry out certain aspects of maintenance. Under such shared maintenance arrangements, the Company participates in certain of the customer’s maintenance checks each year, provides a specified number of emergency visits and provides spare parts, as necessary. For digital systems, the Company provides pre-emptive maintenance through minor bug fixes, and also provides remote system monitoring and a network operations centre that provides continuous access to product experts.
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
     The Company currently holds or licenses 39 patents, has 16 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company’s patents in the United States, Canada and Japan for improvements to the IMAX projection system components expire between 2016 and 2024.
     The Company owns or otherwise has rights to trademarks and trade names used in conjunction with the sale of its products, systems and services. The following trademarks are considered significant in terms of the current and contemplated operations of the Company: IMAX®, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, IMAX® 3D, IMAX® Dome, IMAX MPX®, IMAX think big® and think big®. These trademarks are widely protected by registration or common law throughout the world. The Company also owns the service mark IMAX THEATREtm.
EMPLOYEES
     The Company had 361 employees as at December 31, 2010 compared to 325 employees as at December 31, 2009. Both employee counts exclude hourly employees at the Company’s owned and operated theaters.

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
RISKS RELATED TO THE COMPANY’S FINANCIAL PERFORMANCE OR CONDITION
     The Company depends principally on commercial movie exhibitors to purchase or lease IMAX theater systems, to supply box office revenue under joint revenue sharing arrangements and under its sales and sales-type lease agreements and to supply venues in which to exhibit IMAX DMR films and the Company can make no assurances that exhibitors will continue to do any of these things.
     The Company’s primary customers are commercial multiplex exhibitors, who represent 95% of the 224 systems in the Company’s backlog as at December 31, 2010. The Company is unable to predict if, or when, they or other exhibitors will purchase or lease IMAX theater systems or enter into joint revenue sharing arrangements with the Company, or whether any of the Company’s existing customers will continue to do any of the foregoing. If exhibitors choose to reduce their levels of expansion or decide not to purchase or lease IMAX theater systems or enter into joint revenue sharing arrangements with the Company, the Company’s revenues would not increase at an anticipated rate and motion picture studios may be less willing to reformat their films into the Company’s format for exhibition in commercial IMAX theaters. As a result, the Company’s future revenues and cash flows could be adversely affected.
     The success of the IMAX theater network is directly related to the availability and success of IMAX DMR films for which there can be no guarantee.
     An important factor affecting the growth and success of the IMAX theater network is the availability of films for IMAX theaters and the box office success of such films. The Company produces only a small number of such films and, as a result, the Company relies principally on films produced by third party filmmakers and studios, particularly Hollywood features converted into the Company’s large format using the Company’s IMAX DMR technology. The Company’s first IMAX DMR film, Apollo 13: The IMAX Experience, was released to 48 IMAX theaters, and the Company’s most recent IMAX DMR film at December 31, 2010, Tron: Legacy: An IMAX 3D Experience, was released to 366 IMAX theaters. There is no guarantee that filmmakers and studios will continue to release IMAX films, or that the films they produce will be commercially successful. The steady flow and successful box office performance of IMAX DMR releases have become increasingly important to the Company’s financial performance as the number of joint revenue sharing arrangements included in the overall IMAX network has grown considerably. Not only is the Company increasingly directly impacted by box-office results for the films released to the IMAX network through its joint revenue sharing arrangements, as well as a percentage of the box-office receipts from the studios releasing IMAX DMR films, but the Company’s continued ability to sell and lease IMAX theater systems also depends on the number and commercial success of films released to its network. The commercial success of films released to IMAX theaters depends on a number of factors outside of the Company’s control, including whether the film receives critical acclaim, the timing of its release and the success of the marketing efforts of the studio releasing the film. Moreover, films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and quality of IMAX DMR and IMAX original films released to the IMAX theater network.
     The introduction of new products and technologies could harm the Company’s business.
     The out-of-home entertainment industry is very competitive, and the Company faces a number of competitive challenges. According to the National Association of Theater Owners, as at December 31, 2010, there were approximately 8,000 conventional-sized screens in U.S. multiplexes equipped with digital 3D systems. In addition, some commercial exhibitors have recently introduced or announced an intention to introduce their own large-screen 3D auditoriums. The Company may also face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources to develop and support them. If the Company is unable to continue to remain a premium movie-going experience, or if other technologies surpass those of the Company, the Company may be unable to continue to produce theater systems which are premium to, or differentiated from, other theater systems. If the Company is unable to produce a premium theater experience, consumers may be unwilling to pay the price premiums associated with the cost of IMAX movie theater tickets and box office performance of IMAX films may decline. Declining box office performance of IMAX films would materially and adversely harm the Company’s business and prospects. The Company also faces in-home competition from a number of alternative motion picture distribution channels such as home video, pay-per-view, video-on-demand, DVD, Internet and syndicated and broadcast television. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including gaming, sporting events, concerts, live theater and restaurants.
     The Company is undertaking new lines of business and these new business initiatives may not be successful.
     The Company is actively exploring new areas of brand extension as well as opportunities in alternative theater content. These initiatives represent new areas of growth for the Company, which may not prove to be successful. Some of these initiatives could include the offering of new products and services that may not be accepted by the market. For instance, the Company cannot provide assurance that 3net, a 3D television channel operated by a Limited Liability Corporation owned by the Company, Discovery Communications and Sony Corporation which debuted on February 13, 2011, will be a commercial success. Some areas of potential growth, including 3net, are in the field of in-home entertainment technology, which is an intensively competitive business and which is dependent on consumer demand, over which the Company has no control. If any new business in which the Company invests or attempts to develop does not progress as planned, the Company may be adversely affected by investment expenses that have not led to the anticipated results, by the distraction of management from its core business or by damage to its brand or reputation.
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
     The Company may not be able to adequately protect its intellectual property, and competitors could misappropriate its technology, which could weaken its competitive position.
     The Company depends on its proprietary knowledge regarding IMAX theater systems and digital and film technology. The Company relies principally upon a combination of copyright, trademark, patent and trade secret laws, restrictions on disclosures and contractual provisions to protect its proprietary and intellectual property rights. These laws and procedures may not be adequate to prevent unauthorized parties from attempting to copy or otherwise obtain the Company’s processes and technology or deter others from developing similar processes or technology, which could weaken the Company’s competitive position and require the Company to incur costs to secure enforcement of its intellectual property rights. The protection provided to the Company’s proprietary technology by the laws of foreign jurisdictions may not protect it as fully as the laws of Canada or the United States. Finally, some of the underlying technologies of the Company’s products and system components are not covered by patents or patent applications.
     The Company has patents issued and patent applications pending, including those covering its digital projector and digital conversion technology. The Company’s patents are filed in the United States, often with corresponding patents or filed applications in other jurisdictions, such as Canada, Belgium, Japan, France, Germany and the United Kingdom. The patent applications pending may not be issued or the patents may not provide the Company with any competitive advantages. The patent applications may also be challenged by third parties. Several of the Company’s issued patents in the United States, Canada and Japan for improvements to IMAX projectors, IMAX 3D Dome and sound system components expire between 2016 and 2024. Any claims or litigation initiated by the Company to protect its proprietary technology could be time consuming, costly and divert the attention of its technical and management resources.
     Current economic conditions beyond the Company’s control could materially affect the Company’s business by reducing both revenue generated from existing IMAX theater systems and the demand for new IMAX theater systems.
     The macro-economic outlook for 2011 remains negative in many markets and the U.S. and global economies could remain significantly challenged for an indeterminate period of time. While historically the movie industry has proved to be somewhat resistant to economic downturns, present economic conditions, which are beyond the Company’s control, could lead to a decrease in discretionary consumer spending. It is difficult to predict the severity and the duration of any decrease in discretionary consumer spending resulting from the economic downturn and what affect it may have on the movie industry, in general, and box office results of the Company’s films in particular. In recent years, the majority of the Company’s revenue has been directly derived from the box-

office revenues of its films. Accordingly, any decline in attendance at commercial IMAX theaters could materially and adversely affect several sources of key revenue streams for the Company.
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
     As at December 31, 2010, the Company had approximately $21.7 million of U.S. consolidated federal tax and state tax net operating loss carryforwards. Realization of some or all of the benefit from these U.S. net tax operating losses is dependent on the absence of certain “ownership changes” of the Company’s common shares. An “ownership change,” as defined in the applicable federal income tax rules, would place possible limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income that the Company may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could significantly reduce or effectively eliminate the Company’s ability to use its U.S. net operating losses to offset any future taxable income.
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
     At December 31, 2010, the Company’s sales backlog included 224 theater systems, consisting of arrangements for 165 sales and lease systems and 59 theater systems under joint revenue sharing arrangements. The Company lists signed contracts for theater systems for which revenue has not been recognized as sales backlog prior to the time of revenue recognition. The total value of the sales backlog represents all signed theater system sale or lease agreements that are expected to be recognized as revenue in the future (other than those under joint revenue sharing arrangements) and includes initial fees along with the present value of fixed minimum ongoing fees due over the term, but excludes contingent fees in excess of fixed minimum ongoing fees that might be received in the future and maintenance and extended warranty fees. Notwithstanding the legal obligation to do so, not all of the Company’s customers with which it has signed contracts may accept delivery of theater systems that are included in the Company’s backlog. This could adversely affect the Company’s future revenues and cash flows. In addition, customers with theater system obligations in backlog sometimes request that the Company agree to modify or reduce such obligations, which the Company has agreed to in the past under certain circumstances. Customer requested delays in the installation of theater systems in backlog remain a recurring and unpredictable part of the Company’s business.
     The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations and sales.
     A significant portion of the Company’s revenues are generated by customers located outside the United States and Canada. Approximately 30%, 35% and 32% of its revenues were derived outside of the United States and Canada in 2010, 2009 and 2008, respectively. As at December 31, 2010, approximately 66.1% of IMAX theater systems arrangements in backlog are scheduled to be installed in international markets. Accordingly, the Company expects to expand its international operations to account for an increasingly significant portion of its revenues in the future and plans to expand into new markets in the future. The Company does not have significant experience in operating in certain foreign countries and is subject to the risks associated with doing business in those countries. The Company currently has theater system installations projected in countries where economies have been unstable in recent years. In addition, the Company anticipates expanding into new markets in which the Company has no operational experience. The economies of other foreign countries important to the Company’s operations could also suffer slower economic growth or instability in the future. The following are among the risks that could negatively affect the Company’s operations and sales in foreign markets:
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
     As the Company begins to expand the number of its theaters under joint revenue sharing arrangements in international markets, the Company’s revenues from its international operations will become increasingly dependent on the box office performance of its films. The Company may be unable to select films which will be successful in international markets. Also, conflicts in international release schedules may make it difficult to release every IMAX film in certain markets. Finally, box office reporting in certain countries may be less accurate and therefore less reliable than in the United States and Canada.
     The Company faces risks in connection with the continued expansion of its business in Greater China and other parts of Asia.
     The first IMAX theater system in a theater in Greater China was installed in December 2001. As at December 31, 2010, the Company had 40 theaters operating in Greater China with an additional 56 theaters in backlog that are scheduled to be installed in Greater China by 2015, and the Company plans to further expand its business in the Greater China region. However, the geopolitical instability of the region comprising Greater China, North Korea and South Korea could result in economic embargoes, disruptions in shipping or even military hostilities, which could interfere with both the fulfillment of the Company’s existing contracts and its pursuit of additional contracts in Greater China. Also, if the Company is unable to navigate Greater China’s heavily-regulated film and cinema business, the Company’s growth prospects in Greater China may be hampered.
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

     The Company’s revenue under its joint revenue sharing arrangements, a portion of the Company’s payments under lease or sales arrangements and its film license fees are based upon financial reporting provided by its customers. If such reporting is inaccurate, incomplete or withheld, the Company’s ability to receive the appropriate payments in a timely fashion that are due to it may be impaired. The Company’s contractual ability to audit IMAX theaters may not rectify payments lost or delayed as a result of customers not fulfilling their contractual obligations with respect to financial reporting.
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
     The Company amortizes its film assets, including IMAX DMR costs capitalized using the individual film forecast method, whereby the costs of film assets are amortized and participation costs are accrued for each film in the ratio of revenues earned in the current period to management’s estimate of total revenues ultimately expected to be received for that title. Management regularly reviews, and revises when necessary, its estimates of ultimate revenues on a title-by-title basis, which may result in a change in the rate of amortization of the film assets and write-downs or impairments of film assets. Results of operations in future years include the amortization of the Company’s film assets and may be significantly affected by periodic adjustments in amortization rates.
     The Company is subject to impairment losses on its inventories.
     The Company records provisions for excess and obsolete inventory based upon current estimates of future events and conditions, including the anticipated installation dates for the current backlog of theater system contracts, technological developments, signings in negotiation and anticipated market acceptance of the Company’s current and pending theater systems. Since the Company introduced a proprietary digitally-based IMAX projection system, increased customer acceptance and preference for the Company’s digital projection system may subject existing film-based inventories to further write-downs (resulting in lower margins) as these theater systems become less desirable in the future.
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

RISKS RELATED TO THE COMPANY’S PRIOR RESTATEMENTS AND RELATED MATTERS
     The Company is subject to ongoing informal inquiries and a formal investigation by regulatory authorities in the U.S. and Canada, and it cannot predict the timing of developments and outcomes in these matters.
     The Company is the subject of a formal investigation by the Securities and Exchange Commission (the “SEC”) and an informal inquiry by the Ontario Securities Commission (the “OSC”) which relate to the Company’s accounting policies and related matters. The Company cannot predict when the investigation and inquiry will be completed or the further timing of any other developments in connection with the inquiries. The Company also cannot predict their results or outcomes.
     Expenses incurred in connection with these informal inquiries (which include substantial fees for lawyers and other professional advisors) continue to adversely affect the Company’s cash position and profitability. The Company may also have potential obligations to indemnify officers and directors who could, at a future date, be parties to such inquiries.
     The formal investigation and the informal inquiry may adversely affect the course of the pending litigation against the Company. The Company is currently defending a consolidated class-action lawsuit in the U.S. and a class-action lawsuit in Ontario (see Item 3. Legal Proceedings). Negative developments or outcomes in the formal investigation or the informal inquiries could have an adverse effect on the Company’s defense of lawsuits. Also, the SEC and/or OSC could impose sanctions and/or fines on the Company in connection with the aforementioned investigation and inquiry. Finally, this investigation and inquiry could divert the attention of the Company’s management and other personnel for significant periods of time.
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
     Although the Company’s directors and officers liability insurance provides coverage for the class-action, the defense of these claims (as with the defense or prosecution of all of the Company’s litigation) could divert the attention of the Company’s management and other personnel for significant periods of time.
     The Company has been the subject of anti-trust complaints and investigations in the past and may be sued or investigated on similar grounds in the future.
     The outcome of informal inquiries and a formal investigation by regulatory authorities in the U.S. and Canada may affect the Company’s business and the market price of its publicly traded common shares.
     The Company has been the subject of continuing negative publicity in part as a result of the ongoing SEC investigation and OSC inquiry and its prior delay in filing financial statements and restatements of prior results. Continuing negative publicity could have an adverse effect on the Company’s business and the market price of the Company’s publicly traded securities.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     The Company’s principal executive offices are located in Mississauga, Ontario, Canada, New York, New York, and Santa Monica, California. The Company’s principal facilities are as follows:

	Operation	Own/Lease	Expiration
Mississauga, Ontario(1)	Headquarters, Administrative, Assembly and Research and Development	Own	N/A
New York, New York	Executive	Lease	2014
Santa Monica, California	Sales, Marketing, Film Production and Post-Production	Lease	2013
Shanghai, China	Sales, Marketing and Maintenance	Lease	2012
London, United Kingdom	Sales, Marketing and Maintenance	Lease	2011
Tokyo, Japan	Sales, Marketing and Maintenance	Lease	2011

(1)	This facility is subject to a charge in favor of Wells Fargo Capital Finance Corporation Canada (formerly Wachovia Capital Finance Corporation (Canada)) in connection with a secured term and revolving credit facility (see note 12 to the accompanying audited consolidated financial statements in Item 8).
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
     The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 and July 20, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on December 10, 2007. On September 16, 2008, the Court issued a memorandum opinion and order, denying the motion. On October 6, 2008, the defendants filed an answer to the amended complaint. On October 31, 2008, the plaintiffs filed a motion for class certification. Fact discovery on the merits commenced on November 14, 2008. On March 13, 2009, the Court granted a second prospective lead plaintiff’s request to file a motion for reconsideration of the Court’s order naming Westchester Capital Management, Inc. as the lead plaintiff and issued an order denying without prejudice plaintiff’s class certification motion pending resolution of the motion for reconsideration. On June 29, 2009, the Court granted the motion for reconsideration and appointed Snow Capital Investment Partners, L.P. as the lead plaintiff and Coughlin Stoia Geller Rudman & Robbins LLP as lead plaintiff’s counsel. Westchester Capital Management, Inc. appealed this decision, but the U.S. Court of Appeals for the Second Circuit denied its petition on October 1, 2009. On April 22, 2010, the new lead plaintiff filed its motion for class certification, defendants filed their oppositions to the motion on June 10, 2010, and plaintiff filed its reply on July 30, 2010. On December 20, 2010, the Court denied Snow Capital Investment Partners’ motion and ordered that all applications to be appointed lead plaintiff must be filed within 20 days of the decision. Two applications for lead plaintiff were filed, on January 10, 2011 and January 12, 2011, respectively. The lawsuit is at an early stage and as a result the Company is not able to estimate a potential loss exposure at this time. The Company will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.
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
     On September 7, 2007, Catalyst Fund Limited Partnership II (“Catalyst”), a holder of the Company’s Senior Notes, commenced an application against the Company in the Ontario Superior Court of Justice for a declaration of oppression pursuant to sections 229 and 241 of the Canada Business Corporations Act (the “CBCA”) and for a declaration that the Company is in default of the indenture governing its now retired Senior Notes (the “Indenture”). In its application against the Company, Catalyst challenged the validity of the consent solicitation through which the Company requested and obtained a waiver of any and all defaults arising from a failure to comply with the reporting covenant under the Indenture and alleged common law fraud. On September 26, 2008, on the Company’s motion, the Ontario Superior Court stayed Catalyst’s application in Canada on the basis of Catalyst having brought similar claims against the Company in the State of New York, and ordered Catalyst to pay the Company’s costs associated with the motion. On April 27, 2009, the Supreme Court of the State of New York disposed of Catalyst’s claims against the Company in the State of New York (see note 10(g) for additional information). The time for Catalyst to appeal the dismissal of its claim by the New York court expired on February 8, 2010, without Catalyst perfecting an appeal.
     In a related matter, on December 21, 2007, U.S. Bank National Association, trustee under the Indenture, filed a complaint in the Supreme Court of the State of New York against the Company and Catalyst, requesting a declaration that the theory of default asserted by Catalyst before the Ontario Superior Court of Justice is without merit and further that Catalyst has failed to satisfy certain prerequisites to bondholder action, which are contained in the Indenture (the “U.S. Bank Action”). On February 22, 2008, Catalyst served a Verified Answer to the U.S. Bank Action and filed several cross-claims (the “Cross-Claims”) against the Company in the same proceeding. On January 16, 2009, the Company moved for summary judgment, seeking a ruling that the Company satisfied the terms of the declaratory relief requested by the Trustee and the dismissal of the Cross-Claims. On April 27, 2009, the Court granted the Company’s motion for summary judgment, disposing of the Cross-Claims. On May 7, 2009, Catalyst filed a notice preserving for a period of nine months its right to appeal the Court’s ruling on summary judgment. The time for Catalyst to perfect its appeal has now expired.
     On November 4, 2009, Cinemark USA, Inc. (“Cinemark”) filed a complaint in the United States District Court for the Eastern District of Texas against the Company seeking a declaratory judgment that Cinemark is not infringing certain of the Company’s patents related to theater geometry and that such patents are invalid. On December 22, 2010, the Company and Cinemark entered into a Settlement Agreement in which they agreed to dismiss the Texas action with prejudice. As part of the settlement, the Company and Cinemark also agreed to enter into a purchase agreement pursuant to which Cinemark agreed to purchase two IMAX digital theater systems and to upgrade six of its IMAX film-based theaters to IMAX digital theaters. On January 13, 2011, the Court granted the parties’ joint motion to dismiss with prejudice.
     On November 12, 2009, the Company filed a complaint in the Supreme Court of New York against Cinemark alleging breach of contract, fraud, tortious interference with existing and prospective economic relations, breach of the implied warranty of good faith and fair dealing, misappropriation of trade secrets, unjust enrichment and deliberate acts of bad faith in connection with the introduction and operation of a new Cinemark theater prototype. The lawsuit was removed to federal court in New York and the tort claims were dismissed without prejudice to the Company’s right to replead those claims. On December 22, 2010, the Company and Cinemark entered into a Settlement Agreement in which they agreed to dismiss the New York action with prejudice. As part of the settlement, the Company and Cinemark also agreed to enter into a purchase agreement pursuant to which Cinemark agreed to purchase two IMAX digital theater systems and to upgrade six of its IMAX film-based theaters to IMAX digital theaters. On January 4, 2011, the Company filed a voluntary stipulation of dismissal. The matter is now closed.
     In November 2009, the Company filed suit against Sanborn Theatres (“Sanborn”) in the United States District Court for the Central District of California alleging breach of Sanborn’s agreement to make payments for the purchase of two IMAX theater systems from the Company and seeking $1.7 million in compensatory damages. After granting Sanborn notice of default in connection with the failure to make required payments under the agreement and upon Sanborn’s failure to cure, the Company terminated its agreement with Sanborn. On May 11, 2010, Sanborn filed suit against the Company and AMC Entertainment Inc. (“AMC Entertainment”) and Regal Cinemas, Inc. (“Regal”) in the U.S. District Court for the Central District of California alleging breach of contract, fraud and unfair competition against the Company and alleging intentional interference with contractual relations against AMC Entertainment and Regal. The lawsuits are at early stages and as a result the Company is not able to estimate a potential loss exposure, if any, at this time. The Company will vigorously prosecute its claims and defenses in both matters, although no assurances can be given with respect to the outcome of such proceedings.
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
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of the security holders during the quarter ended December 31, 2010.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
     The Company’s common shares are listed for trading under the trading symbol “IMAX” on the New York Stock Exchange (“NYSE”). Prior to February 11, 2011, the Company’s common shares were listed for trading on the NASDAQ Global Select Market (“NASDAQ”). The common shares are also listed on the Toronto Stock Exchange (“TSX”) under the trading symbol “IMX.” The following table sets forth the range of high and low sales prices per share for the common shares on NASDAQ and the TSX.

	U.S. Dollars
	High	Low
NASDAQ
Year ended December 31, 2010
Fourth quarter	$32.30	$16.93
Third quarter	$17.25	$12.10
Second quarter	$21.30	$14.28
First quarter	$18.26	$11.50
Year ended December 31, 2009
Fourth quarter	$13.87	$9.00
Third quarter	$10.14	$7.14
Second quarter	$8.49	$4.28
First quarter	$5.49	$3.74

	Canadian Dollars
	High	Low
TSX
Year ended December 31, 2010
Fourth quarter	$32.56	$17.20
Third quarter	$17.69	$12.78
Second quarter	$21.45	$15.02
First quarter	$18.56	$12.34
Year ended December 31, 2009
Fourth quarter	$14.56	$9.68
Third quarter	$10.82	$8.39
Second quarter	$9.77	$5.45
First quarter	$6.66	$4.89
     As at January 31, 2011, the Company had approximately 266 registered holders of record of the Company’s common shares.
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
Equity Compensation Plans
The following table sets forth information regarding the Company’s Equity Compensation Plan as at December 31, 2010:

Number of Securities
Remaining Available for
	Number of Securities to be		Future Issuance Under
	Issued Upon Exercise of	Weighted Average	Equity Compensation Plans
	Outstanding Options,	Exercise Price of	(Excluding Securities
	Warrants and Rights	Outstanding Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,743,272	$10.79	6,085,843
Equity compensation plans not approved by security holders	nil	nil	nil

Total	6,743,272	$10.79	6,085,843

Performance Graph
     The following graph compares the total cumulative shareholder return for $100 invested (assumes that all dividends were reinvested) in common shares of the Company against the cumulative total return of the NASDAQ Composite Index, the S&P/TSX Composite Index and the Bloomberg Hollywood Reporter Index on December 31, 2005 to the end of the most recently completed fiscal year.
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
  Distributions on Common Shares
     In general, distributions (without reduction for Canadian withholding taxes) paid by the Company with respect to the common shares will be taxed to a U.S. Holder as dividend income to the extent that such distributions do not exceed the current and accumulated earnings and profits of the Company (as determined for U.S. federal income tax purposes). Subject to certain limitations, under current law dividends paid to non-corporate U.S. Holders in taxable years beginning before January 1, 2013 may be eligible for a reduced rate of taxation as long as the Company is considered to be a “qualified foreign corporation”. A qualified foreign corporation includes a foreign corporation that is eligible for the benefits of an income tax treaty with the United States. The amount of a distribution that exceeds the earnings and profits of the Company will be treated first as a non-taxable return of capital to the extent of the U.S. Holder’s tax basis in the common shares and thereafter as taxable capital gain. Corporate holders generally will not be allowed a deduction for dividends received in respect of distributions on common shares. Subject to the limitations set forth in the U.S. Internal Revenue Code, as modified by the U.S.-Canada Income Tax Treaty, U.S. Holders may elect to claim a foreign tax credit against their U.S. federal income tax liability for Canadian income tax withheld from dividends. Alternatively, U.S. Holders may claim a deduction for such amounts of Canadian tax withheld.
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
  Dividends on Common Shares
     Canadian withholding tax at a rate of 25.0% (subject to reduction under the provisions of any relevant tax treaty) will be payable on dividends paid or credited to a holder of common shares outside of Canada. Under the Canada — U.S. Income Tax Convention (1980), as amended (the “Canada - U.S. Income Tax Treaty”) the withholding tax rate is generally reduced to 15.0% for a holder entitled to the benefits of the Canada — U.S. Income Tax Treaty who is the beneficial owner of the dividends (or 5.0% if the holder is a corporation that owns at least 10.0% of the common shares).
  Capital Gains and Losses
     Subject to the provisions of any relevant tax treaty, capital gains realized by a holder on the disposition or deemed disposition of common shares held as capital property will not be subject to Canadian tax unless the common shares are taxable Canadian property (as defined in the Income Tax Act (Canada)), in which case the capital gains will be subject to Canadian tax at rates which will approximate those payable by a Canadian resident. Common shares generally will not be taxable Canadian property to a holder provided that, at the time of the disposition or deemed disposition, the common shares are listed on a designated stock exchange (which currently includes the TSX) unless such holder, persons with whom such holder did not deal at arm’s length or such holder together with all such persons, owned 25.0% or more of the issued shares of any class or series of shares of the Company at any time within the 60 month period immediately preceding such time and more than 50% of the fair market value of the common shares was derived directly or indirectly from one or any combination of (i) real or immovable property situated in Canada, (ii) Canadian resource properties, (iii) timber resource properties, and (iv) options in respect of, or interests in, or for civil law rights in, property described in any of paragraphs (i) to (iii), whether or not the property exists. In certain circumstances set out in the Income Tax Act (Canada), the common shares may be deemed to be taxable Canadian property. Under the Canada-U.S. Income Tax Treaty, a holder entitled to the benefits of the Canada — U.S. Income Tax Treaty and to whom the common shares are taxable Canadian property will not be subject to Canadian tax on the disposition or deemed disposition of the common shares unless at the time of disposition or deemed disposition, the value of the common shares is derived principally from real property situated in Canada.
Item 6. Selected Financial Data
     The selected financial data set forth below is derived from the consolidated financial information of the Company. The financial information has been prepared in accordance with U.S. GAAP. All financial information referred to herein is expressed in U.S. dollars unless otherwise noted.

	Years Ended December 31,
(In thousands of U.S. dollars, except per share amounts)	2010	2009	2008	2007	2006
Statements of Operations Data:
Revenue
Equipment and product sales	$72,578	$57,304	$27,853	$32,500	$49,322
Services	123,911	82,052	61,477	64,972	62,927
Rentals	46,936	25,758	8,207	7,107	5,622
Finance income	4,789	4,235	4,300	4,649	5,242
Other revenues(2)	400	1,862	881	2,427	300

	248,614	171,211	102,718	111,655	123,413

Costs and expenses applicable to revenues
Equipment and product sales(3)(4)	36,394	29,040	17,182	21,546	26,008
Services(3)(4)	63,425	49,891	40,771	46,254	43,679
Rentals(4)	11,111	10,093	7,043	2,987	1,859
Other	32	635	169	50	—

	110,962	89,659	65,165	70,837	71,546

Gross margin	137,652	81,552	37,553	40,818	51,867
Selling, general and administrative expenses(5)	78,428	56,207	43,681	44,716	42,543
Research and development	6,249	3,755	7,461	5,789	3,615
Amortization of intangibles	513	546	526	547	602
Receivable provisions, net of recoveries	1,443	1,067	1,977	1,795	1,066
Restructuring costs and asset impairments(6)	45	180	—	485	1,029

Earnings (loss) from operations	50,974	19,797	(16,092)	(12,514)	3,012
Interest income	399	98	381	862	1,036
Interest expense	(1,885)	(13,845)	(17,707)	(17,093)	(16,759)
Loss on repurchase of Senior Notes due December 2010(7)	—	(579)	—	—	—

Earnings (loss) from continuing operations before income taxes	49,488	5,471	(33,418)	(28,745)	(12,711)
Recovery of (provision for) income taxes(8)	51,784	(274)	(92)	(472)	(6,218)
Loss from equity-accounted investments	(493)	—	—	—	—

Net earnings (loss) from continuing operations	100,779	5,197	(33,510)	(29,217)	(18,929)
Net (loss) earnings from discontinued operations(1)	—	(176)	(92)	2,277	2,080

Net earnings (loss)	$100,779	$5,021	$(33,602)	$(26,940)	$(16,849)

Earnings (loss) per share:
Earnings (loss) per share — basic:
Net earnings (loss) from continuing operations	$1.59	$0.10	$(0.79)	$(0.72)	$(0.47)
Net earnings from discontinued operations	$—	$—	$—	$0.05	$0.05

	$1.59	$0.10	$(0.79)	$(0.67)	$(0.42)

Earnings (loss) per share — diluted:
Net earnings (loss) from continuing operations	$1.51	$0.09	$(0.79)	$(0.72)	$(0.47)
Net earnings from discontinued operations	$—	$—	$—	$0.05	$0.05

	$1.51	$0.09	$(0.79)	$(0.67)	$(0.42)

(1)	In 2009, the Company closed its owned and operated Vancouver and Tempe IMAX theaters. The net (loss) earnings from the operation of the theaters are reflected as discontinued operations and disclosed in note 23(c) to the accompanying audited consolidated financial statements in Item 8, as there are no continuing cash flows from either a migration or a continuation of activities. The remaining assets and liabilities of the owned and operated Vancouver and Tempe IMAX theaters are included in the Company’s consolidated balance sheet as at December 31, 2010 and are disclosed in note 23(d) to the accompanying audited consolidated financial statements in Item 8.

(2)	The Company enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater systems. The Company’s joint revenue sharing arrangements are not included in these arrangements as the Company receives a portion of a theater’s box-office and concession revenue in exchange for contributing a theater system at theater operators’ venues with no upfront payment obligations required. During the period of time between signing and theater system installation, certain customers each year are unable to, or elect not to, proceed with the theater system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and/or the Company may terminate the arrangement by default or by entering into a consensual buyout. In these situations the parties are released from their future obligations under the arrangement, and the initial payments that the customer previously made to the Company and recognized as revenue are typically not refunded. In addition, the Company enters into agreements with customers to terminate their obligations for a theater system configuration and enter into a new arrangement for a different configuration. Included in Other Revenues for the periods 2006 through 2010 are the following types of settlement arrangements:

	2010	2009	2008	2007	2006
Theater system configuration conversions	$—	$136	$—	$—	$300
Consensual buyouts	400	1,726	881	2,247	—

	$400	$1,862	$881	$2,247	$300

(3)	In recent years, the Company has recorded a charge to costs and expenses to revenues, primarily for its film-based projector inventories, due to a reduction in the net realizable value resulting from the Company development of a digital projection system. Included for the periods 2006 through 2010 are the following inventory write-downs:

	2010	2009	2008	2007	2006
Equipment and product sales	$827	$48	$2,397	$3,284	$1,322
Services	172	849	93	564	—

	$999	$897	$2,490	$3,848	$1,322

(4)	The Company recorded advertising, marketing, and commission costs for the periods 2006 through 2010 as listed below:

	2010	2009	2008	2007	2006
Equipment and product sales	$1,925	$2,041	$1,035	$810	$1,630
Services	2,793	2,381	1,622	1,755	2,142
Rentals	4,236	3,405	1,788	177	—

Advertising, marketing, and commission costs	$8,954	$7,827	$4,445	$2,742	$3,772

(5)	Includes share-based compensation expense of $26.0 million, $17.5 million, $1.0 million, $2.9 million and $0.6 million for 2010, 2009, 2008, 2007 and 2006, respectively.

(6)	In 2010, the Company recorded asset impairment charges of less than $0.1 million related to the impairment of assets of certain theater operations. Asset impairment charges amounted to $0.2 million, $nil, $0.5 million and $1.0 million in 2009, 2008, 2007 and 2006, respectively, after the Company assessed the carrying value of certain assets.

(7)	In 2009, the Company repurchased all of its outstanding $160.0 million aggregate principal amount of the Company’s 9.625% Senior Notes. The Company paid cash to reacquire its bonds, thereby releasing the Company from further obligations to various holders under the Indenture governing the Senior Notes. The Company accounted for the bond repurchase in accordance with the Debt Topic of the FASB Accounting Standards Codification whereby the net carrying amount of the debt extinguished was the face value of the bonds adjusted for any unamortized premium, discount and costs of issuance, which resulted in a loss of $0.6 million.

(8)	The recovery for income taxes in the year ended December 31, 2010 includes a net non-cash income tax benefit of $54.8 million related to a decrease in the valuation allowance for the Company’s deferred tax assets and other tax adjustments. This release of the valuation allowance was recorded after it was determined that realization of this deferred income tax benefit is now more likely than not based on current and anticipated future earnings trends. In 2006, the Company recorded an increase to the deferred tax valuation allowance of $6.2 million based on the Company’s recoverability assessments of deferred tax balances carried forward from the prior year. As at December 31, 2006, and continuing through to the third quarter of the current year, the Company determined that based on the weight of available evidence, positive and negative, a full valuation allowance for the net deferred tax assets was required.
BALANCE SHEETS DATA

	As at December 31,
(in thousands of U.S. dollars)	2010	2009	2008	2007	2006
Cash, cash equivalents and short-term investments	$30,390	$20,081	$27,017	$16,901	$27,238
Total assets(1)	$349,088	$247,545	$228,667	$207,982	$227,291
Total indebtedness	$17,500	$50,000	$180,000	$160,000	$160,000
Total shareholders’ equity (deficiency)	$158,458	$45,010	$(96,774)	$(85,370)	$(58,232)

(1)	Includes the assets of discontinued operations.

QUARTERLY STATEMENTS OF OPERATIONS SUPPLEMENTARY DATA (UNAUDITED)

	2010
(in thousands of U.S. dollars, except per share amounts)	Q1	Q2	Q3	Q4(2)
Revenues	$72,784	$55,598	$51,069	$69,163
Costs and expenses applicable to revenues	24,484	28,558	25,140	32,780

Gross margin	$48,300	$27,040	$25,929	$36,383

Net earnings from continuing operations	$26,580	$13,302	$6,736	$54,161
Net earnings from discontinued operations	—	—	—	—

Net earnings	$26,580	$13,302	$6,736	$54,161

Net earnings per share — basic	$0.42	$0.21	$0.11	$0.85
Net earnings per share — diluted	$0.40	$0.20	$0.10	$0.80

	2009
	Q1(1)	Q2(1)	Q3(1)	Q4(1)
Revenues	$33,136	$40,362	$43,476	$54,237
Costs and expenses applicable to revenues	18,928	19,679	24,697	26,355

Gross margin	$14,208	$20,683	$18,779	$27,882

Net earnings (loss) from continuing operations	$(2,565)	$2,723	$1,157	$3,882
Net earnings (loss) from discontinued operations	(77)	(161)	(95)	157

Net earnings (loss)	$(2,642)	$2,562	$1,062	$4,039

Net earnings (loss) per share — basic	$(0.06)	$0.06	$0.02	$0.07
Net earnings (loss) per share — diluted	$(0.06)	$0.05	$0.02	$0.06

(1)	The Company reclassified the owned and operated Vancouver and Tempe IMAX theaters’ operations from continuing operations to discontinued operations as it does not anticipate having significant future cash flows from these theaters or any involvement in the day to day operations of these theaters. As a result, the respective prior period’s figures have been reclassified to conform to the current year’s presentation.

(2)	Net earnings from continuing operations for the fourth quarter includes a release of the valuation allowance on deferred tax assets of $54.8 million. See note 9 to the financial statements for further details.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
     IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company’s principal business is the design and manufacture of premium digital and film-based theater systems (“IMAX theater systems”) and the sale or lease of IMAX theater systems or the contribution of IMAX theater systems under revenue-sharing arrangements to its customers. The IMAX theater systems are based on proprietary and patented technology developed over the course of the Company’s 43-year history. The Company’s customers who purchase, lease or otherwise acquire the IMAX theater systems are theater exhibitors that operate commercial theaters (particularly multiplexes), museums, science centers, or destination entertainment sites. The Company generally does not own IMAX theaters, but licenses the use of its trademarks along with the sale, lease or contribution of its equipment. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.”
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
     The Company believes the IMAX theater network is the most extensive premium theater network in the world with 518 theater systems (396 commercial, 122 institutional) operating in 46 countries as at December 31, 2010. This compares to 430 theater systems (309 commercial, 121 institutional) operating in 48 countries as at December 31, 2009.
     Important factors that the Company’s Chief Executive Officer (“CEO”) Richard L. Gelfond uses in assessing the Company’s business and prospects include revenue, gross margins from the Company’s operating segments, film performance, earnings from operations as adjusted for unusual items that the Company views as non-recurring, the signing and financial performance of theater system arrangements (particularly its joint revenue sharing arrangements), the success of strategic initiatives such as the securing of new film projects (particularly IMAX DMR films) and the viability of new businesses, the overall execution, reliability and consumer acceptance of The IMAX Experience and related technologies and short- and long-term cash flow projections.
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
     The revenue earned from customers under the Company’s theater system lease or sales agreements can vary from quarter to quarter and year to year based on a number of factors including the mix of theater system configurations sold or leased, the timing of installation of the theater systems, the nature of the arrangement and other factors specific to individual contracts, although the typical rent or sales price for its various theater system configurations does not generally vary significantly from region to region. The Company has taken steps in recent years to accelerate the growth of the global IMAX theater network and the sale or lease of its products by developing a lower-cost theater system and a new digitally-based theater system, both designed to appeal to broader customer bases, particularly in commercial multiplex markets. Although these theater systems are lower-cost, the Company has endeavored to successfully maintain its per unit margins on a percentage basis and to maintain the aggregate revenues and gross margins through increased volume. Recently, the Company has signed a number of deals for digital upgrades to its commercial customers and intends to continue to sell these digital upgrades in the future at lower margins than its traditional deals for strategic reasons.

     Revenues on theater system sales and sales-type leases are recognized at different times than when cash is collected.
     Over the last several years, the Company has entered into joint revenue sharing arrangements with customers pursuant to which the Company provides the projection system, sound system, screen system and, if applicable, 3D glasses cleaning machine, theater design support, supervision of installation, projectionist training and the use of the IMAX brand (the “System Deliverable”) in return for a portion of the customer’s IMAX box-office receipts and concession revenue. Pursuant to these revenue sharing arrangements, the Company retains title to the theater system (including the projector, the sound system and the projection screen) and rent payments are contingent, instead of fixed or determinable. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally not cancelable by the customer unless the Company fails to perform its obligations. In certain cases, the contract provides certain thresholds that, if not met by either party, allow the other party to terminate the agreement. Joint revenue sharing arrangements generally have a 7 to 10-year initial term and may be renewed by the customer for an additional term. The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theatre network which has grown by approximately 71% since 2008. Joint revenue sharing arrangements allow commercial theatre exhibitors to install IMAX theatre systems without the initial capital investment required in a lease or sale arrangement. Since customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box office and concession revenue, joint revenue sharing arrangements also drive recurring cash flows and earnings for the Company. As the Company continues to expand its number of theaters under joint revenue sharing arrangements, the Company anticipates cash flows and earnings from joint revenue sharing arrangements will be an important driver of recurring revenue for the Company. The retirement of a significant portion of the Company’s debt during 2009 and increased cash flows from operations during 2009 and 2010 has allowed the Company the financial flexibility to fund the expansion of its joint revenue sharing strategy. As at January 31, 2011, the Company has entered into joint revenue sharing arrangements for 230 systems, 171 of which were in operation as at December 31, 2010, a 46.2% increase as compared to the 117 joint revenue sharing arrangements opened as at December 31, 2009.
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
     See “Critical Accounting Policies” below for further discussion on the Company’s revenue recognition policies.
Theater Network
     The following chart shows the number of the Company’s theater systems by configuration in the theater network as at December 31:

	2010		2009
	Theater		Theater
	Network		Network
	Base		Base
Flat Screen (2D)	30	(1)	36
Dome Screen (2D)	66		65
IMAX 3D Dome (3D)	3		2
IMAX 3D GT (3D)	80	(1)	88
IMAX 3D SR (3D)	44	(1)	51
IMAX MPX (3D)	19	(1)	37 (2)
IMAX digital (3D)	276	(1)	151 (2)

Total	518		430

(1)	In 2010, the Company upgraded 32 film-based IMAX theater systems to IMAX digital theater systems (30 sales arrangements and 2 joint revenue sharing arrangements).

(2)	In 2009, the Company upgraded 25 film-based IMAX theater systems to IMAX digital theater systems (14 sales arrangements, 2 treated previously as operating lease arrangements and 9 systems under joint revenue sharing arrangements).
     Approximately 61.2% of IMAX systems in operation are located in the United States and Canada compared to 63.0% last year. Approximately 33.9% of IMAX theater systems arrangements in backlog are scheduled to be installed in the United States and Canada compared to 33.1% last year. The commercial exhibitor market in the United States and Canada represents an important customer base for the Company in terms of both collections under existing arrangements and potential future theater system contracts. The Company has targeted these operators for the sale or lease of its IMAX digital projection system, as well as for joint revenue sharing arrangements. While the Company is pleased with its recent progress in the U.S. and Canadian commercial exhibitor market, there is no assurance that the Company’s progress in those countries will continue, particularly as a higher percentage of markets are penetrated, or that the Company’s U.S. and Canadian commercial exhibitors will not encounter future financial difficulties. To minimize the Company’s credit risk in this area, the Company retains title to the underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.
     As at December 31, 2010, approximately 38.8% of IMAX systems in operation were located within international markets (defined as all countries other than the United States and Canada), as compared to 37.0% as at December 31, 2009. The Company expects growth in international markets to be an increasingly significant part of its business. Of the Company’s record 221 theatre signings in 2010, 127 were signings for theatres in international markets. Consequently, approximately 66.1% of IMAX theatre system arrangements in backlog as at December 31, 2010 are scheduled to be installed within international markets, compared with 66.9% as at December 31, 2009.
As at December 31, 2010, 145 (2009 — 106) of the 171 (2009 — 117) joint revenue sharing arrangements in operation, or 84.8% (2009 — 90.6%) were located in the United States and Canada, with the remaining 26 (2009 — 11) arrangements being located in international markets. The Company continues to seek to expand its number of joint revenue sharing arrangements it has in select international markets.
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
     The Company’s sales backlog is as follows:

	December 31, 2010			December 31, 2009
	Number of		Dollar Value	Number of		Dollar Value
	Systems		(in thousands)	Systems		(in thousands)
Sales and sale-type lease arrangements	165	(1)	$184,588	94	(1)	$117,157
Joint revenue sharing arrangements	59		n/a	42		n/a

	224	(2)	$184,588	136		$117,157

(1)	Includes 25 upgrades from film-based IMAX theater systems to IMAX digital theater systems as at December 31, 2010, and 1 upgrade from a film-based IMAX theater system to an IMAX digital theater system as at December 31, 2009.

(2)	Reflects the minimum number of theaters arisings from signed contracts in backlog. Up to an additional 25 theaters (2009 — 1) may be installed pursuant to certain provisions in signed contracts in backlog.

     The Company’s theater signings are as follows:

	Year Ended December 31,
	2010			2009
	Number of		Dollar Value	Number of		Dollar Value
	Systems		(in millions)	Systems		(in millions)
Full new sales and sale-type lease arrangements	95	(1)	$112.6	20	(1)	$27.0
Digital upgrades under sales and sale-type lease arrangements	55	(2)	24.0	12	(2)	5.3
Joint revenue sharing arrangements	71	(3)	n/a	3	(3)	n/a

	221		$136.6	35		$32.3

(1)	Includes 24 installations in 2010 and 71 in backlog as at December 31, 2010 (6 installations in 2009 and 14 in backlog as at December 31, 2009).

(2)	Includes 28 installations in 2010 and 27 in backlog as at December 31, 2010 (11 installations in 2009 and 1 in backlog as at December 31, 2009).

(3)	Includes 20 installations in 2010 and 51 in backlog as at December 31, 2010 (2 installations and 1 in backlog as at December 31, 2009).
     The Company’s backlog of sales and sale-type lease arrangements can be segregated both by territory of future installation and by customer type. The percentage of backlog relevant to each territory (based on installed dollar value of anticipated theater system revenue as at December 31, 2010) is as follows: Central and South America — 27.2%, Asia — 43.0%, North America (excluding Mexico) — 12.7%, Europe — 14.4%, Africa — 1.0% and Middle East — 1.7%. In addition, 97.6% of backlog represents future installations to commercial theater customers and 2.4% to institutional customers.
     The Company’s backlog of theater systems under joint revenue sharing arrangements can be segregated by both territory of future installation and by customer type. The percentage of backlog relevant to each territory (based on the number of systems at December 31, 2010) is as follows: North America (excluding Mexico) — 72.9%, Europe — 5.1%, Asia — 11.9%, Japan — 8.4% and Australia — 1.7%. All 59 theater systems under joint revenue sharing arrangements in backlog are for commercial theater customers.
     The Company estimates that approximately 80-90 (excluding digital upgrades) of the 224 theater systems arrangements currently in backlog will be installed in 2011, with the remainder being installed in subsequent periods. In addition, the Company anticipates that it will install a number of the 25 digital system upgrades in backlog in 2011. The Company also expects additional theater system arrangements not currently in backlog to be signed and installed in 2011. The configuration of the Company’s backlog as at December 31, 2010, by product type has been disclosed on page 8 of the Company’s 2010 Form 10-K.
     In the normal course of its business, the Company will have customers who, for a number of reasons, including the inability to obtain certain consents, approvals or financing, are unable to proceed with a theater system installation. Once the determination is made that the customer will not proceed with installation, the agreement with the customer is generally terminated or amended. If the agreement is terminated, once the Company and the customer are released from all their future obligations under the agreement, all or a portion of the initial rents or fees that the customer previously made to the Company are recognized as revenue.
Film Production and Digital Re-Mastering (IMAX DMR)
     Films produced by the Company are typically financed through third parties, whereby the Company will generally receive a film production fee in exchange for producing the film and a distribution fee for distributing the film. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. In the past, the Company frequently financed film production internally, but has moved to a model utilizing a majority of third-party funding for the original films it produces and distributes. In 2011, the Company, along with Warner Bros. Pictures (“WB”), will release Born to be Wild 3D: An IMAX 3D Experience . In 2010, the Company, along with WB, released Hubble 3D: An IMAX 3D Experience . In 2009, the Company, along with WB, released Under the Sea 3D: An IMAX 3D Experience.

     The Company developed a proprietary technology to digitally re-master live-action films into 15/70-format film or IMAX digital cinema package (“DCP”) format at a modest cost for exhibition in IMAX theaters. This system, known as IMAX DMR, digitally enhances the image resolution of motion picture films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. This technology has opened the IMAX theater network up to releases of Hollywood films, particularly new films which are released to IMAX theaters simultaneously with their broader domestic release. The Company believes that the development of this technology is key to helping it execute its strategy of expanding its commercial theater network by establishing IMAX theaters as a key, premium distribution platform for Hollywood films. In 2010, 15 films converted through the IMAX DMR process were released to IMAX theaters (12 films converted through the IMAX DMR process were released in 2009). The Company has announced the release of 21 IMAX DMR titles to IMAX theaters in 2011. The Company remains in active discussions with every major Hollywood studio regarding future titles.
Film Distribution
     The Company is a significant distributor of large-format films. The Company generally distributes films which it produced or for which it has acquired distribution rights from independent producers. The Company generally receives a percentage of the theater box-office receipts as a distribution fee.
Theater Operations
     As at December 31, 2010, the Company has four owned and operated theaters, compared to four as at December 31, 2009. The results from theaters that have been closed are presented as discontinued operations in prior years as the continuing cash flows are not generated from either a migration or a continuation of activities. In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses. The Company also provides management services to two theaters.
INTERNATIONAL ACTIVITIES
     A significant portion of the Company’s sales are made to customers located outside the United States and Canada. During 2010, 2009, and 2008, approximately 30%, 35% and 32%, respectively, of the Company’s revenue was derived outside the United States and Canada. As at December 31, 2010, approximately 66.1% of IMAX theater systems arrangements in backlog were scheduled to be installed in international markets. Accordingly, the Company expects that international operations will continue to be a significant portion of the Company’s revenue in the future. In order to minimize exposure to exchange rate risk, the Company prices theater systems (the largest component of revenue) in U.S. dollars except in Canada, Japan and parts of Europe, where they may be priced in local currency. Annual ongoing fees and maintenance and extended warranty fees follow a similar currency policy. To further minimize its exposure to foreign exchange risk related to operating expenses denominated in Canadian dollars, the Company has entered into foreign currency derivative contracts between the U.S. dollar and the Canadian dollar.
CRITICAL ACCOUNTING POLICIES
     The Company prepares its consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).
     The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to fair values associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; provisions for inventory obsolescence; ultimate revenues for film assets; impairment provisions for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post retirement assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historic experience, future expectations and other assumptions that are believed to be reasonable at the date of the consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in note 2 to the audited consolidated financial statements in Item 8 of the Company’s 2010 Form 10-K.
     The Company considers the following significant estimates, assumptions and judgments to have the most significant effect on its results:

Revenue Recognition
     The Company generates revenue from various sources as follows:
•	design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 46 countries as at December 31, 2010;

•	production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	operation of certain IMAX theaters primarily in the United States;

•	provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.
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
Theater Systems
     The Company has identified the System Deliverable as a single deliverable and a single unit of accounting. When an arrangement does not include all the elements of a System Deliverable, the elements of the System Deliverable included in the arrangement are considered by the Company to be a single deliverable and a single unit of accounting. The Company is not responsible for the physical installation of the equipment in the customer’s facility; however, the Company supervises the installation by the customer. The customer has the right to use the IMAX brand from the date the Company and the customer enter into an arrangement.
     The Company’s System Deliverable arrangements involve either a lease or a sale of the theater system. Consideration in the Company’s arrangements that are not joint revenue sharing arrangements consists of upfront or initial payments made before and after the final installation of the theater system equipment and ongoing payments throughout the term of the lease or over a period of time, as specified in the arrangement. The ongoing payments are the greater of an annual fixed minimum amount or a certain percentage of the theater box-office. Amounts received in excess of the annual fixed minimum amounts are considered contingent payments. The Company’s arrangements are non-cancellable, unless the Company fails to perform its obligations. In the absence of a material default by the Company, there is no right to any remedy for the customer under the Company’s arrangements. If a material default by the Company exists, the customer has the right to terminate the arrangement and seek a refund only if the customer provides notice to the Company of a material default and only if the Company does not cure the default within a specified period. Recently, the Company has entered into a number of joint revenue sharing arrangements, where the Company receives a portion of a theater’s box-office and concession revenue in exchange for placing a theater system at theater operators’ venues. Under these arrangements, the Company receives no up-front fee, and the Company retains title to the theater system. Joint revenue sharing arrangements typically have 7 to 10 year terms with renewal provisions. The Company’s joint revenue sharing arrangements are generally not cancelable by the customer unless the Company fails to perform its obligations. In certain cases, the contract provides certain performance thresholds that, if not met by either party, allows the other party to terminate the agreement.

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
     The discount rate used is a key assumption in the determination of the pension benefit obligation and expense. At December 31, 2010, a 1.0% change in the discount rate used could result in a $1.7 — $2.0 million increase or decrease in the pension benefit obligation with a corresponding benefit or charge recognized in other comprehensive income in the year. A one year delay in Mr. Gelfond’s retirement date would increase the discount rate by 0.3% and have a $0.4 million impact on the expected pension payment.

Deferred Tax Asset Valuation
     As at December 31, 2010, the Company had net deferred income tax assets of $57.1 million. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operating results, projected future operating results, reversing temporary differences, contracted sales backlog at December 31, 2010, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies. As at December 31, 2010, the Company has determined that based on the Company’s improved operating results in 2009 and 2010 and the Company’s assessment of projected future results of operations, realization of this deferred income tax benefit was more likely than not. As a result, the judgment about the need for this valuation allowance has changed and a reduction in the valuation allowance of $54.8 million has been recorded as a benefit within the recovery for income taxes from continuing operations.
     When there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, the Company would adjust the applicable valuation allowance in the period when such change occurs.
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
Stock-Based Compensation
     The Company utilizes a lattice-binomial option-pricing model (the “Binomial Model”) to determine the fair value of stock-based payment awards. The fair value determined by the Binomial Model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Binomial Model also considers the expected exercise multiple which is the multiple of exercise price to grant price at which exercises are expected to occur on average. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options and stock appreciation rights (“SARs”) have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the Binomial Model best provides an accurate measure of the fair value of the Company’s employee stock options and SARs. Although the fair value of employee stock options and SARs are determined in accordance with the Equity topic of the FASB ASC using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. See note 15(c) for the assumptions used to determine the fair value of stock-based payment awards.
Impact of Recently Issued Accounting Pronouncements
     See note 3 to the consolidated financial statements in Item 8 of the Company’s 2010 Form 10-K for information regarding the Company’s recent changes in accounting policies and the impact of recently issued accounting pronouncements impacting the Company.
DISCONTINUED OPERATIONS
     On December 11, 2009, the Company closed its owned and operated Tempe IMAX theater. The Company recognized lease termination and guarantee obligations of $0.5 million to the landlord, which were offset by derecognition of other liabilities of $0.9 million, for a net gain of $0.4 million. In a related transaction, the Company leased the projection system and inventory of the Tempe IMAX theater to a third party theater exhibitor. Revenue from this operating lease transaction will be recognized on a straight-line basis over the term of the lease. In the year ended December 31, 2009, revenues for the Tempe IMAX theater were $0.8 million (2008 — $1.5 million) and the Company recognized a loss of $0.5 million in 2009 (2008 — loss of $0.3 million) from the operation of the theater. The above transactions are reflected as discontinued operations as there are no significant continuing cash flows from either a migration or a continuation of activities. The remaining assets and liabilities of the owned and operated Tempe

IMAX theater are included in the Company’s consolidated balance sheet as at December 31, 2010 and are disclosed in note 23(d) to the audited consolidated financial statements in Item 8 of the Company’s 2010 Form 10-K.
     On September 30, 2009, the Company closed its owned and operated Vancouver IMAX theater. The amount of loss to the Company pertaining to lease and guarantee obligations owing to the landlord was estimated at $0.3 million, which the Company recognized at September 30, 2009. In 2009, revenues for the Vancouver IMAX theater were $1.1 million (2008 — $2.0 million) and the Company recognized a loss of $0.1 million in 2009 (2008 — income of $0.2 million) from the operation of the theater. The above transactions are reflected as discontinued operations as there are no continuing cash flows from either a migration or a continuation of activities. The remaining assets and liabilities of the Vancouver owned and operated theater are included in the Company’s consolidated balance sheet as at December 31, 2010 and are disclosed in note 23(d) to the audited consolidated financial statements in Item 8 of the Company’s 2010 Form 10-K.
     As a result of the closure of the Tempe and Vancouver IMAX theaters in 2009, the Company currently operates 4 theaters.
ASSET IMPAIRMENTS AND OTHER SIGNIFICANT CHARGES
     The following table identifies the Company’s charges relating to the impairment of assets:

	Years Ended December 31,
(in thousands of U.S. dollars)	2010	2009	2008
Asset impairments
Property, plant and equipment (1)	$45	$180	$—
Other significant charges:
Accounts receivable	499	127	382
Financing receivables	944	1,377	1,595
Other intangible assets	64	—	—
Inventories	999	897	2,489

Total asset impairments and other significant charges	$2,551	$2,581	$4,466

(1)	The Company reclassified the owned and operated Vancouver and Tempe IMAX theaters’ operations from continuing operations to discontinued operations as it does not anticipate having significant future cash flows from these theaters or any involvement in the day to day operations of these theaters.
Asset Impairments
     The Company recorded an asset impairment charge of less than $0.1 million against fixed assets after the Company assessed the carrying value of certain asset groups in light of their future expected cash flows. The Company recognized that the carrying values for the assets exceeded the expected undiscounted future cash flows. During 2009 and 2008, the Company recorded total asset impairment charges of $0.2 million and $nil, respectively.
Other Significant Charges
     The Company recorded a net provision of $0.5 million in 2010 (2009 — $0.1 million, 2008 — $0.4 million) in accounts receivable.
     In 2010, the Company also recorded a net provision of $0.9 million in financing receivables (2009 — $1.4 million, 2008 — $1.6 million) as the collectibility associated with certain financing receivables was uncertain.
     In 2010, the Company recorded a charge of $1.0 million (2009 —$0.9 million, 2008 — $2.5 million) in costs and expenses applicable to revenues, primarily due to a reduction in the net realizable value of its GT and SR film-based projector inventories and associated parts due to a further market shift away from film-based projector systems. In 2009, the charge primarily resulted from a reduction in the net realizable value resulting from the Company’s development of a proprietary digital projection system in July 2008, and its supplanting of the IMAX MPX projection system.

RESULTS OF OPERATIONS
     As identified in note 20 to the audited consolidated financial statements in Item 8 of the Company’s 2010 Form 10-K, the Company has eight reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases IMAX theater projection system equipment. The theater system maintenance segment maintains IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment installs IMAX theater projection system equipment to an exhibitor in exchange for a certain percentage of box-office and concession revenue. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements in Item 8 of the Company’s 2010 Form 10-K.
     The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations have been organized and discussed with respect to the above stated segments. Management feels that a discussion and analysis based on its segments is significantly more relevant as the Company’s Consolidated Statements of Operations captions combine results from several segments.
     The following table sets forth the breakdown of revenue and gross margin by segment:

	Revenue			Gross Margin
	Years Ended December 31,			Years Ended December 31,
(In thousands of U.S. dollars)	2010	2009	2008	2010	2009	2008
IMAX Systems
Sales and sales-type leases(1)	$63,023	$53,923	$24,476	$31,452	$26,441	$9,284
Ongoing rent, fees, and finance income(2)	12,981	10,581	10,307	12,531	9,075	9,090

	76,004	64,504	34,783	43,983	35,516	18,374

Theater System Maintenance	21,444	18,246	16,331	10,084	8,361	7,117

Joint Revenue Sharing Arrangements	41,757	21,598	3,435	31,703	13,261	(1,865)

Film
Production and IMAX DMR	63,462	35,648	17,944	41,159	19,979	6,992
Distribution	17,937	12,365	9,559	5,205	2,147	3,120
Post-production	7,702	3,604	6,929	2,891	939	3,451

	89,101	51,617	34,432	49,255	23,065	13,563

Theater Operations(3)	13,366	11,810	10,532	1,147	649	(39)

Other	6,942	3,436	3,205	1,480	700	403

	$248,614	$171,211	$102,718	$137,652	$81,552	$37,553

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

(3)	Excludes the impact of discontinued operations.

Year Ended December 31, 2010 versus Year Ended December 31, 2009
     The Company reported net income of $100.8 million or $1.59 per basic share and $1.51 per diluted share for the year ended December 31, 2010 as compared to net income of $5.0 million or $0.10 per basic share and $0.09 per diluted share for the year ended December 31, 2009. Net income for the year ended December 31, 2010 includes a $21.9 million pre-tax charge (2009 — $15.4 million) or $0.33 per diluted share for variable share-based compensation expense largely due to the increase in the Company’s stock price during the year (from $13.31 per share at year-end 2009 to $28.07 per share at year-end 2010) and its impact on SARs and restricted common shares, which was offset by a non-cash tax recovery of $54.8 million ($0.82 per diluted share) resulting from the release of a tax valuation allowance, relating to the expected reversal of future temporary differences (2009 — $nil). Excluding the net impact of variable share-based compensation expense from both 2010 and 2009 and the non-cash tax benefit, net income would have been $67.8 million or $1.02 per diluted share in 2010, as compared to net income of $20.5 million or $0.38 per diluted share in 2009.
Revenues and Gross Margin
     The Company’s revenues for the year ended December 31, 2010, increased by 45.2% to $248.6 million from $171.2 million in 2009 due to increases in revenue across all business segments. The gross margin across all segments in 2010 was $137.7 million, or 55.4% of total revenue, compared to $81.6 million, or 47.6% of total revenue in 2009. Improvements in margin occurred across all business lines.
IMAX Systems
     IMAX systems revenue increased 17.8% to $76.0 million in 2010 as compared to $64.5 million in 2009, resulting primarily from a 55.8% increase in systems installed and recognized as compared to the prior year.
     Revenue from sales and sales-type leases increased 16.9% to $63.0 million in 2010 from $53.9 million in 2009. The Company recognized revenue on 35 full, new theater systems which qualified as either sales or sales-type leases in 2010, with a total value of $48.0 million, as compared to 24 in 2009 with a total value of $37.0 million. Additionally, the Company recognized revenue on 2 used systems in 2010 with a value of $1.5 million, versus 3 used systems with a value of $2.6 million that were recognized in 2009. The Company also recognized revenue on 30 digital upgrades in 2010, with a total value of $12.5 million, as compared to 16 in 2009 with a total value of $12.0 million. Included in 2009 are revenues associated with the installation of 4 MPX projection systems and their subsequent digital upgrades. The Company’s policy was to defer revenue recognition until such time as the fair value of the digital upgrade became known or the digital upgrade was delivered. Digital upgrades also have lower sales prices and gross margin than a full theater installation. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers.
     Average revenue per full, new sales and sales-type lease system was $1.4 million in 2010, which is comparable to the $1.5 million experienced in 2009. Average revenue per digital upgrade was $0.4 million in 2010, as compared to $0.8 million for 2009. Average revenue per digital upgrade was higher during 2009 due to revenue associated with the installation of 4 MPX projection systems and their subsequent digital upgrades. Revenues associated with the installation of a projection system and its digital upgrade are typically higher than a single digital upgrade installation.
     The breakdown in mix and value of sales and sales-type lease installations, in 2010 and 2009, is outlined in the table below:

	2010		2009
Sales and Sales-type lease systems — installed and recognized
2D SR Dome	1		1
IMAX 3D GT	1		3
IMAX 3D SR	2		4
IMAX digital	63	(1)	35	(2)

	67		43
Operating lease — installed and operating
IMAX 3D MPX(2)	—		1
Joint revenue sharing arrangements — installed and operating
IMAX digital	56	(1)	74	(2)

	123		118

(1)	Includes the digital upgrade of 32 systems (30 sales arrangements and 2 systems under joint revenue sharing arrangements) from film-based to digital.

(2)	Includes the digital upgrade of 25 systems (14 sales arrangements, 2 treated previously as operating lease arrangements and 9 systems under joint revenue sharing arrangements) from film-based to digital.
     Up to the end of the second quarter of 2009, the Company was not able to determine the fair value of a digital upgrade. Accordingly, the Company deferred all consideration received and receivable under such arrangements for the delivered MPX and the upgrade right, except for the amount allocated to maintenance and extended warranty services provided to the customers for the installed system. This revenue was deferred until the upgrade right expired, if applicable, or a digital upgrade was delivered. In the third quarter of 2009, the Company determined the fair value of digital upgrades and the upgrade rights. It is the Company’s policy that once a digital upgrade is provided or the fair value for the upgrade is established, the Company allocates total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a residual basis and recognizes the revenue allocated to the delivered elements with their associated costs. The Company did not recognize revenue on any theater systems under a sales arrangement that was previously deferred during 2010. During 2009, 4 of the digital upgrades recognized related to a sales arrangement that had been previously deferred. At December 31, 2010, and December 31, 2009, there were no systems deferred under the Company’s digital upgrade policy.
     Settlement revenue was $0.4 million in 2010 as compared to $2.0 million in 2009, which related primarily to consensual buyouts for uninstalled theater systems.
     Sound systems revenue remained consistent at $0.5 million in 2010 as compared to 2009.
     IMAX theater systems gross margin from full, new sales and sales-type leases, excluding the impact of settlements and asset impairment charges, increased to 65.7% in 2010 from 62.7% in 2009. The gross margin on digital upgrades, excluding the impact of settlements and asset impairment charges, was $2.6 million in 2010 in comparison with $5.1 million in 2009. The gross margin on used systems was $0.3 million in 2010 in comparison with $0.4 million in 2009.
     Ongoing rent revenue and finance income increased to $13.0 million in 2010 from $10.6 million in 2009. Gross margin from ongoing rent and finance income increased to $12.5 million in 2010 from $9.1 million in 2009. The change in revenue and gross margin is a function of finance income on new systems under sales or lease agreements that began operations in 2010 and additional contingent fees resulting from strong film performance experienced during the year. Contingent fees included in this caption amounted to $5.2 million and $3.6 million in 2010 and 2009, respectively.
     In 2010, the Company did not install and recognize revenue for any new theater systems that qualified as operating leases (excluding joint revenue sharing arrangements), as compared to one in 2009. In 2009, this theater system under an operating lease arrangement was upgraded to a digital theater system under a sales arrangement. The Company recognizes revenue on operating leases ratably over the term of the leases.

Theater System Maintenance
     Theater system maintenance revenue increased 17.5% to $21.4 million in 2010 as compared to $18.2 million in 2009. Theater system maintenance gross margin increased to $10.1 million in 2010 from $8.4 million in 2009. In 2010 and 2009, the Company recorded a write-down of its film-based service parts inventories of $0.2 million, and $0.8 million, respectively, due to the accelerated installation of the MPX system upgrades to digital based systems. Absent this write-down, the margin would have been $10.3 million and $9.2 million in 2010 and 2009, respectively. Maintenance revenue continues to grow as the number of theaters in the IMAX network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network and the timing and nature of service visits in the period.
Joint Revenue Sharing Arrangements
     Revenue from joint revenue sharing arrangements increased 93.3% to $41.8 million in 2010 compared to $21.6 million in 2009. The Company ended the year with 171 theaters operating under joint revenue sharing arrangements as compared to 117 theaters at the end of 2009, an increase of 46.2%. The increase in revenues from joint revenue sharing arrangements was due to the greater number of theaters operating in the current year as compared to the prior year, and stronger performance of the films exhibited in 2010 versus 2009, including Avatar: An IMAX 3D Experience, which is the highest grossing IMAX film of all time, as discussed in the film section below.
     The gross margin from joint revenue sharing arrangements in 2010 increased to $31.7 million compared to $13.3 million in 2009. The increase was largely due to an increase in the number of joint revenue sharing theaters operating in the current year as compared to the prior year, and strong film performance. Included in the 2010 gross margin were certain advertising, marketing, and selling expenses of $4.2 million associated with the initial launch of 54 new joint revenue sharing theaters opened during the year, as compared to $3.4 million associated with the initial launch of 65 new theaters in 2009. Excluding these launch expenses, the gross margin would have been $35.9 million in 2010, compared to $16.7 million in 2009.
Film
     The Company’s revenues from its film segments increased 72.6% to $89.1 million in 2010 from $51.6 million in 2009.
     Film production and IMAX DMR revenues increased 78.0% to $63.5 million in 2010 from $35.6 million in 2009. The increase in film production and IMAX DMR revenues was due primarily to the overall growth of the IMAX theater network and stronger film performance for the films exhibited, including Avatar: An IMAX 3D Experience. Gross box office generated by IMAX DMR films increased 101.6% to $545.9 million in 2010 versus $270.8 million in 2009. In 2010, gross-box office was generated by the exhibition of 16 films listed below, as compared to 14 films exhibited in 2009:

2010 Films Exhibited	2009 Films Exhibited
Avatar: An IMAX 3D Experience
Alice in Wonderland: An IMAX 3D Experience
How To Train Your Dragon: An IMAX 3D Experience
Iron Man 2: The IMAX Experience
Shrek Forever After: An IMAX 3D Experience
Prince of Persia: The Sands of Time: The IMAX Experience
Toy Story 3: An IMAX 3D Experience
The Twilight Saga: Eclipse: The IMAX Experience
Inception: The IMAX Experience
Aftershock: The IMAX Experience
Resident Evil: Afterlife: An IMAX 3D Experience
Legends of the Guardian: The Owls of Ga’Hoole: An IMAX 3D
     Experience
Paranormal Activity 2: The IMAX Experience
Megamind: An IMAX 3D Experience
Harry Potter and the Deathly Hallows Part I: The IMAX Experience
Tron Legacy: An IMAX 3D Experience	The Day the Earth Stood Still: The IMAX Experience
The Dark Knight: The IMAX Experience
Jonas Bros: The 3D Concert Experience
Watchmen: The IMAX Experience
Monsters vs. Aliens: An IMAX 3D Experience
Star Trek: The IMAX Experience
Night at the Museum: Battle of the Smithsonian: The IMAX Experience
Transformers: Revenge of the Fallen: The IMAX Experience
Harry Potter and the Half Blood Prince: An IMAX 3D Experience
Cloudy with a Chance of Meatballs: An IMAX 3D Experience
Where the Wild Things Are: The IMAX Experience
Michael Jackson’s This Is It: The IMAX Experience
Disney’s A Christmas Carol: An IMAX 3D Experience
Avatar: An IMAX 3D Experience

     Avatar: An IMAX 3D Experience has broken all performance records for an IMAX DMR film. Through December 31, 2010, Avatar has generated total IMAX DMR gross box office revenue of over $242.0 million, with $187.9 million generated in 2010.
     Film distribution revenues increased 45.1% to $17.9 million in 2010 from $12.4 million in 2009 due to the introduction and continuing performance of Hubble 3D: An IMAX 3D Experience, a movie co-produced by the Company and WB, which was released in March of 2010, and the licensing of certain library titles in ancillary markets.
     Film post-production revenues increased 113.7% to $7.7 million in 2010 from $3.6 million in 2009 primarily due to an increase in third party business.
     The Company’s gross margin from its film segments increased 113.6% in 2010 to $49.3 million from $23.1 million in 2009. Film production and IMAX DMR gross margins increased to $41.2 million from $20.0 million in 2009 largely due to an increase in IMAX DMR revenue resulting from a larger commercial IMAX network and stronger film performance, including Avatar: An IMAX 3D Experience. The film distribution margin of $5.2 million in 2010 was higher than the $2.1 million experienced in 2009, primarily due to the increase in film distribution revenues. Film post-production gross margin increased by $2.0 million due to an increase in third party business as compared to the prior year.
Theater Operations
     Theater operations revenue in 2010 increased 13.2% to $13.4 million from $11.8 million in 2009. This increase was attributable to increases in average ticket prices and attendance at certain of the Company’s owned and operated theaters primarily due to the stronger performance of the films exhibited in 2010 as compared to 2009.
     Theater operations margin increased $0.5 million from 2009 primarily due to an increase in revenues largely associated with the stronger performance of IMAX DMR films exhibited during 2010.
Other
     Other revenue increased to $6.9 million in 2010 compared to $3.4 million in 2009. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses.
     The gross margin on other revenue was $0.8 million higher in 2010 as compared to 2009.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $78.4 million in 2010, as compared to $56.2 million in 2009. The $22.2 million increase experienced from the prior year comparative period was largely the result of the following:
•	an $8.5 million increase in the Company’s stock-based compensation expense (including a $6.4 million increase in charges for variable share-based awards) primarily due to an increase in the Company’s stock price during the period (an increase from $13.31 at year-end 2009 to $28.07 per share at year-end 2010, as compared to an increase from $4.46 per share at year-end 2008 to $13.31 per share at year-end 2009) and its impact on variable awards such as SARs. The Company has no present intention to issue such variable awards in the future;

•	an $8.7 million increase in staff-related costs and compensation costs including (i) an increase in salaries and benefits of $6.3 million including a higher average Canadian dollar denominated salary expense ($1.9 million), increased staffing and normal merit increase partially offset by lower pension plan costs and (ii) a $2.4 million increase in travel and entertainment costs commensurate with business activity;

•	a $3.1 million increase in legal and professional fees and other expenses, including a multi-jurisdictional patent and contract lawsuit settled at year-end, and work performed relating to new business initiatives, such as 3net, a 3D television channel operated by a Limited Liability Corporation owned by the Company, Discovery Communications and Sony Corporation;

•	a $1.4 million decrease in gains due to foreign exchange. During the year ended December 31, 2010, the Company recorded a foreign exchange gain of $1.5 million due to the impact of a decrease in exchange rates on foreign currency denominated working capital balances and unmatured and un-hedged foreign currency forward contracts as compared to a gain of $2.9 million recorded in 2009. See note 16(b) of the audited consolidated financial statements in Item 8 of the Company’s 2010 Form 10-K for more information; and

•	a $0.5 million increase in other general corporate expenditures, which resulted from an expansion of the Company’s overall business.
Research and Development
     Research and development expenses increased to $6.2 million in 2010 compared to $3.8 million in 2009. The increased research and development expenses for 2010 compared to 2009 are primarily attributable to ongoing enhancements to the Company’s digital projection technology and the commencement of a portable theater initiative.
Receivable Provisions, Net of Recoveries
     Receivable provisions, net of recoveries for accounts receivable and financing receivables, amounted to a net provision of $1.4 million in 2010, as compared to $1.1 million in 2009.
     The Company’s accounts receivables and financing receivables are subject to credit risk. These receivables are concentrated with the leading theater exhibitors and studios in the film entertainment industry. To minimize the Company’s credit risk, the Company retains title to underlying theater systems that are leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimate of potentially uncollectible amounts. Accordingly, the Company believes it has adequately protected itself against exposures relating to receivables and contractual commitments.
Asset Impairments and Other Significant Charges
     The Company recorded an asset impairment charge of less than $0.1 million against fixed assets after the Company assessed the carrying value of certain assets in its theater operations segment in light of their future expected cash flows. During 2009, the Company recorded total asset impairment charges of $0.2 million.
     The Company recorded a net provision of $0.5 million in 2010 (2009 — $0.1 million) in accounts receivable.
     In 2010, the Company also recorded a net provision of $0.9 million in financing receivables (2009 — $0.9 million) as the collectibility associated with certain leases was uncertain.
     In 2010, the Company recorded a charge of $1.0 million (2009 — $0.9 million) in costs and expenses applicable to revenues, primarily due to a reduction in the net realizable value of its GT and SR film-based projector inventories and associated parts due to a further market shift away from film-based projector systems. In 2009, the charge primarily resulted from a reduction in the net realizable value resulting from the Company’s introduction of a proprietary digital projection system in July 2008, and its supplanting of the IMAX MPX projection system.
Interest Income and Expense
     Interest income increased to $0.4 million in 2010, as compared to less than $0.1 million in 2009. The increase was largely due to interest recorded during 2010 related to tax refunds.
     Interest expense decreased to $1.9 million in 2010 as compared to $13.8 million in 2009. In 2009, the Company repurchased all $160.0 million aggregate principal amount of its outstanding 9.625% Senior Notes which resulted in a decrease in the Company’s interest expense for the year ended December 31, 2010. Included in interest expense is the amortization of deferred finance costs in the amount of $0.3 million and $1.0 million in 2010 and 2009, respectively. The Company’s policy is to defer and amortize all the costs relating to a debt financing which are paid directly to the debt provider, over the life of the debt instrument.
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
     Based on the improvement of the Company’s operating results in 2009 and 2010 and the Company’s assessment of projected future results of operations, it was determined that realization of a deferred income tax benefit is now more likely than not. As a result, the judgment about the need for a full valuation allowance against deferred tax assets has changed, and a reduction in the valuation allowance has been recorded as a benefit within the recovery for income taxes from continuing operations. The recovery for income taxes in the year ended December 31, 2010 includes a net non-cash income tax benefit of $54.8 million in continuing operations related to a decrease in the valuation allowance for the Company’s deferred tax assets and other tax adjustments. The net income tax benefit during the year ended December 31, 2010 is primarily attributable to the estimated realization of deferred tax assets resulting from the utilization of deductible temporary differences and certain net operating loss carryforwards and tax credits against future years’ taxable income. During the year ended December 31, 2010, after considering all available evidence, both positive (including recent profits, projected future profitability, backlog, carryforward periods for utilization of net operating loss carryovers and tax credits, discretionary deductions and other factors) and negative (including cumulative losses in past years and other factors), it was concluded that the valuation allowance against the Company’s deferred tax assets should be further reduced by approximately $54.8 million. The remaining $7.9 million balance in the valuation allowance as at December 31, 2010 is primarily attributable to certain U.S. federal and state net operating loss carryovers and federal tax credits that likely will expire without being utilized.
     The Company anticipates that it will become a cash tax payer in late 2012 or 2013.
Discontinued Operations
     On December 11, 2009, the Company closed its owned and operated Tempe IMAX theater. The Company recognized lease termination and guarantee obligations of $0.5 million to the landlord, which were offset by derecognition of other liabilities of $0.9 million, for a net gain of $0.4 million. In a related transaction, the Company leased the projection system and inventory of the Tempe IMAX theater to a third party theater exhibitor. Revenue from this operating lease transaction will be recognized on a straight-line basis over the term of the lease. For the year ended December 31, 2009, revenues for the Tempe IMAX theater were $0.8 million and the Company recognized a loss of $0.5 million in 2009 from the operation of the theater. This transaction is reflected as discontinued operations as there are no significant continuing cash flows from either a migration or a continuation of activities. The remaining assets and liabilities of the owned and operated Tempe IMAX theater are included in the Company’s consolidated balance sheet as at December 31, 2010 and are disclosed in note 23(d) to the audited consolidated financial statements in Item 8 of the Company’s 2010 Form 10-K.
     On September 30, 2009, the Company closed its owned and operated Vancouver IMAX theater. The amount of loss to the Company pertaining to lease and guarantee obligations owing to the landlord was estimated at $0.3 million which the Company recognized at December 31, 2009. For the year ended December 31, 2009, revenues for the Vancouver IMAX theater were $1.1 million and the Company recognized a loss of $0.1 million in 2009 from the operation of the theater. This transaction is reflected as discontinued operations as there are no continuing cash flows from either a migration or a continuation of activities. The remaining assets and liabilities of the Vancouver owned and operated theater are included in the Company’s consolidated balance sheet as at December 31, 2010 and are disclosed in note 23(d) to the audited consolidated financial statements in Item 8 of the Company’s 2010 Form 10-K.
Pension Plan
     The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering Messrs. Gelfond and Wechsler. As at December 31, 2010, the Company had an unfunded and accrued projected benefit obligation of approximately $18.1 million (December 31, 2009 — $29.9 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate. During the quarter ended June 30, 2010, the Company obtained $3.2 million representing the cash surrender value of Mr. Gelfond’s policy. The proceeds were used to pay down the term loan under the Company’s senior secured credit facility. During the quarter ended September 30, 2010, the Company obtained $4.6 million representing the cash surrender value of Mr. Wechsler’s policy. The amount was used as an offset against the $14.7 million lump sum payment made to Mr. Wechsler on August 1, 2010 under the SERP. As at December 31, 2009, the cash surrender value of these policies was $7.3 million.
     The net periodic benefit cost was $0.4 million and $1.4 million in 2010 and 2009, respectively. The components of net periodic benefit cost were as follows:

	Years ended December 31
	2010	2009
Service cost	$447	$643
Interest cost	351	1,341
Amortization of prior service credit	—	145
Amortization of actuarial gain	—	(681)
Realized actuarial gain on settlement of pension liability	(385)	—

Pension expense	$413	$1,448

     The pension obligation decreased from $29.9 at December 31, 2009, to $18.1 million at December 31, 2010, resulting primarily from Mr. Wechsler receiving a lump sum payment of $14.7 million on August 1, 2010.
     The plan experienced an actuarial loss of $2.6 million during 2010, resulting primarily from a decrease in the Pension Benefit Guaranty Corporation (“PBGC”) published annuity interest rates used to determine the lump sum payment under the plan.
     Under the terms of the SERP, if Mr. Gelfond’s employment had terminated other than for cause prior to August 1, 2010, he would have been entitled to receive SERP benefits in the form of monthly annuity payments until the earlier of a change in control or August 1, 2010, at which time he would have become entitled to receive remaining benefits in the form of a lump sum payment. If Mr. Gelfond’s employment is, or would have been, terminated other than for cause on or after August 1, 2010, he is, or would have been, entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. The terms of Mr. Gelfond’s current employment agreement have been extended to the beginning of 2013.
     Under the terms of the SERP, monthly annuity payments payable to Mr. Wechsler, whose employment as Co-CEO terminated effective April 1, 2009, were deferred for six months and were paid in the form of a lump sum plus interest on the deferred amount on October 1, 2009. Thereafter, in accordance with the terms of the SERP, Mr. Wechsler was entitled to receive monthly annuity payments until the earlier of a change in control or August 1, 2010, at which time he was entitled to receive remaining benefits in the form of a lump sum payment. On August 1, 2010, the Company made a lump sum payment of $14.7 million to Mr. Wechsler in accordance with the terms of the plan, representing a settlement in full of Mr. Wechsler’s entitlement under the SERP.
     In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at December 31, 2010, the Company had an unfunded benefit obligation recorded of $0.5 million (December 31, 2009 — $0.5 million).
Stock-Based Compensation
     The Company utilizes the Binomial Model to determine the fair value of stock-based payment awards. The fair value determined by the Binomial Model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Binomial Model also considers the expected exercise multiple which is the multiple of exercise price to grant price at which exercises are expected to occur on average. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options and SARs have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the Binomial Model best provides an accurate measure of the fair value of the Company’s employee stock options and SARs. Although the fair value of employee stock options and SARs are determined in accordance with the Equity topic of the FASB ASC using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     Stock-based compensation expense recognized under ASC 718 Compensation — Stock Compensation for 2010, 2009 and 2008 was $27.7 million, $17.7 million and $1.5 million, respectively.

Years Ended December 31, 2009 versus Years Ended December 31, 2008
The Company reported net income of $5.0 million or $0.10 per basic share and $0.09 per diluted share for the year ended December 31, 2009 as compared to a net loss of $33.6 million or $0.79 per share on a basic and diluted basis for the year ended December 31, 2008. Net income for the year includes a $15.4 million charge (2008 — less than $0.1 million) or $0.28 per share for variable share-based compensation expense largely due to the increase in the Company’s stock price during the year (from $4.46 per share to $13.31 per share) and its impact on SARs and restricted common shares. Excluding the impact of variable share-based compensation expense, net income would have been $20.5 million or $0.38 per share in 2009, as compared to a net loss of $33.6 million or $0.79 per share in 2008.
Revenues and Gross Margin
     The Company’s revenues for the year ended December 31, 2009 increased by 66.7% to $171.2 million from $102.7 million in 2008 due in large part to increases in revenue from IMAX systems, joint revenue sharing arrangements and film segments. The gross margin across all segments in 2009 was $81.6 million, or 47.6% of total revenue, compared to $37.6 million, or 36.6% of total revenue in 2008.
IMAX Systems
     IMAX systems revenue increased 85.4% to $64.5 million in 2009 as compared to $34.8 million in 2008, resulting primarily from an increase in systems installed and recognized as compared to the prior year.
     Revenue from sales and sales-type leases increased 120.3% to $53.9 million in 2009 from $24.5 million in 2008. The Company recognized revenue on 43 theater systems which qualified as either sales or sales-type leases in 2009 versus 15 in 2008. There were 40 new theater systems with a value of $49.0 million and 3 used theater systems with an aggregate value of $2.6 million recognized into revenue in 2009, as compared to 15 new theater systems with a total value of $22.4 million recognized in 2008. The Company’s introduction of the digital projection system in 2008 is the primary reason for the increase in the number of theater system unit sales and leases, as the digital projection system changes the economics favorably for the Company’s clients by providing increased programming flexibility and lower print costs totaling $200 per movie per system.
     Average revenue per sales and sales-type lease systems was $1.3 million in 2009 as compared to $1.5 million in 2008. The lower average revenue per sales and sales-type lease systems experienced reflects the digital upgrade of 16 theater systems which were sold at a lower selling price as compared to a full digital system for strategic reasons. Excluding digital upgrades, average revenue per sales and sales-type lease systems was $1.5 million in 2009, which is consistent with the average of $1.5 million experienced in 2008. The breakdown in mix of sales and sales-type lease, operating lease and joint revenue sharing arrangement (see discussion below) installations by theater system configuration in 2009 and 2008 is outlined in the table below.

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
     As noted in the table above, 3 theater systems installed in 2008 were pursuant to sales arrangements that provided the customer with an upgrade to a digital system at a discounted price when available. These discounted upgrades were provided for strategic reasons. Had the transactions not included this digital upgrade clause, the Company would have recognized $3.8 million in revenue and $2.0 million in gross margin related to these sales in 2008. The Company’s policy is such that once the digital upgrade is provided or the fair value for the upgrade is established, the Company allocates total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a residual basis and recognizes the revenue allocated to the delivered elements with their associated costs. In 2009, the Company installed 3 digital upgrades, as compared to 1 in 2008, where recognition was previously deferred under the Company’s digital upgrade policy.
     Settlement revenue was $2.0 million in 2009 as compared to $0.9 million in 2008 which related primarily to consensual buyouts for uninstalled theater systems.
     IMAX systems margin fluctuates as a result of the mix of theater system configurations recognized in each respective year. IMAX theater systems gross margin from sales and sales-type leases, excluding the impact of settlements and asset impairment charges, decreased to 54.1% in 2009, from 59.4% in 2008. The lower gross margin experienced in 2009 reflects the digital upgrade of 16 locations under sales arrangements sold at lower margins for strategic reasons, and lower margins from the sale of 3 used systems. Gross margin on new sales and sales-type leases systems increased to 57.0% in 2009 from 55.3% in 2008 which is a direct result of the theater system configurations recognized in each respective period. Excluded from the IMAX systems margin calculation in 2008 is a $2.4 million charge as the Company recorded a write-down of its film-based projector inventories primarily due to the introduction of its digital projection system in July 2008.
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
Joint Revenue Sharing Arrangements
     Revenue from joint revenue sharing arrangements increased 528.8% to $21.6 million in 2009 compared to $3.4 million in 2008. The Company ended 2009 with 117 theaters operating under joint revenue sharing arrangements as compared to 52 theaters at the end of 2008. In 2008, 40 of the 52 theaters were installed in the third and fourth quarters, resulting in less than a full year of revenues being recorded. The increase in revenues from joint revenue sharing arrangements was due to the greater number of theaters operating in 2009 as compared to 2008, and stronger performance of the films exhibited in 2009 versus 2008, as discussed below.
     The gross margin from joint revenue sharing arrangements in 2009 increased to $13.3 million compared to a loss of $1.9 million in 2008. The increase was largely due to the increase in the number of joint revenue sharing theaters operating in 2009 as compared to 2008. Included in the 2009 gross margin were certain advertising, marketing and selling expenses of $3.4 million associated with the initial launch of 65 new theaters opened during the year, similar to the $1.8 million associated with the initial launch of 40 new theaters in 2008. In addition, accelerated depreciation on existing film-based systems of $1.5 million was recorded in 2008. Excluding these launch expenses and accelerated depreciation charges, the gross margin would have been $16.7 million in 2009, compared to $1.4 million in 2008.

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
     Film distribution revenues increased 29.4% to $12.4 million in 2009 from $9.6 million in 2008 due to the introduction and strong performance of Under the Sea 3D: An IMAX 3D Experience, a movie co-produced by the Company and WB and which was released on February 13, 2009. The Company did not distribute any original titles in 2008.
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
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $56.2 million in 2009, as compared to $43.7 million in 2008. The $12.5 million increase experienced from the prior year comparative period was largely the result of the following:
•	a $16.5 million increase in the Company’s stock-based compensation expense (including $15.4 million for variable share-based awards) primarily due to an increase in the Company’s stock price during the period (an increase from $4.46 to $13.31 per share in 2009 as compared to a decrease from $6.82 per share to $4.46 per share in the prior year) and its impact on variable awards such as SARs. The Company has no present intention to issue such variable awards in the future; and

•	a $2.1 million increase in legal and professional fees, including professional fees of approximately $1.0 million in connection with the termination of a service arrangement.
These increases were partially offset by:
•	a $1.4 million decrease in staff-related costs and compensation costs, which was the result of a decrease in salaries and benefits primarily due to a lower average Canadian dollar denominated salary expense (including a $0.9 million benefit from hedged forward contracts) and a $0.6 million decrease in travel and entertainment costs;

•	a $3.6 million decrease due to a gain from unhedged forward contracts and foreign exchange translation adjustments. In 2009, the Company recorded a foreign exchange gain of $2.9 million due to an increase in the exchange rates of foreign currency denominated receivables, other working capital balances and foreign currency unhedged forward contracts, as compared to a loss of $0.7 million recorded in 2008; and

•	a $1.1 million decrease in other general corporate expenditures.
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
Asset Impairments and Other Significant Charges
     The Company recorded an asset impairment charge of $0.2 million against fixed assets after the Company assessed the carrying value of certain assets in light of their future expected cash flows. The Company recognized that the carrying values for the assets exceeded the expected undiscounted future cash flows. During 2008, the Company recorded total asset impairment charges of $nil.
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

     On March 12, 2009, the Government of Canada enacted Bill C-10, which included legislation allowing corporations to elect to file their Canadian corporate tax returns in the corporation’s functional currency. The Company has submitted an election to file the 2008 and subsequent Canadian corporate tax returns in U.S. dollars. As a result of the election and its impact on the Company’s opening 2008 tax return balances in Canada, the Company has recorded an increase in the gross deferred tax asset of $14.1 million, which has been fully offset by a corresponding valuation allowance. Other significant changes in the effective rate include the effects of legislative changes regarding enacted rate reductions and extensions of carryforward periods relating to investment tax credits in Canada. In addition, the Company redeemed its Senior Notes in the year resulting in foreign exchange gains and other capital gains, against which the Company has applied its available capital and net operating losses
     As at December 31, 2009, the Company had net deferred income tax assets after valuation allowance of $nil (December 31, 2008 — $nil). As at December 31, 2009, the Company had a net deferred income tax asset before valuation allowance of $71.6 million, against which the Company is carrying a $71.6 million valuation allowance.
Research and Development
     For the years ended December 31, 2009 and 2008 research and development expenses amounted to $3.8 million and $7.5 million, respectively. The expenses primarily reflect significant research and development activities pertaining to the development of the Company’s new proprietary digitally-based theater projector which the Company introduced in July of 2008. As at December 31, 2009, the Company had installed 151 IMAX digital theater projection systems and had signed contracts to install an additional 115 digital systems.
Discontinued Operations
     On December 11, 2009, the Company closed its owned and operated Tempe IMAX theater. The Company recognized lease termination and guarantee obligations of $0.5 million to the landlord, which were offset by derecognition of other liabilities of $0.9 million, for a net gain of $0.4 million. In a related transaction, the Company leased the projection system and inventory of the Tempe IMAX theater to a third party theater exhibitor. Revenue from this operating lease transaction will be recognized on a straight-line basis over the term of the lease. For the year ended December 31, 2009, revenues for the Tempe IMAX theater were $0.8 million (2008 — $1.5 million) and the Company recognized a loss of $0.5 million in 2009 (2008 —loss of $0.3 million) from the operation of the theater. The above transactions are reflected as discontinued operations as there are no significant continuing cash flows from either a migration or a continuation of activities.
     On September 30, 2009, the Company closed its owned and operated Vancouver IMAX theater. The amount of loss to the Company pertaining to lease and guarantee obligations owing to the landlord was estimated at $0.3 million which the Company recognized at December 31, 2009. For the year ended December 31, 2009, revenues for the Vancouver IMAX theater were $1.1 million (2008 — $2.0 million) and the Company recognized a loss of $0.1 million in 2009 (2008 — income of $0.2 million) from the operation of the theater. The above transactions are reflected as discontinued operations as there are no continuing cash flows from either a migration or a continuation of activities.
Pension Plan
     The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering Messrs. Gelfond and Wechsler. As at December 31, 2009, the Company had an unfunded and accrued projected benefit obligation of approximately $29.9 million (December 31, 2008 — $26.4 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate. As at December 31, 2009, the cash surrender value of the insurance policies is $7.3 million (December 31, 2008 — $6.2 million).
     The net periodic benefit cost was $1.4 million and $1.8 million in 2009 and 2008, respectively. The components of net periodic benefit cost were as follows:

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
     Stock-based compensation expense recognized under ASC 718 Compensation — Stock Compensation for 2009, 2008 and 2007 was $17.7 million, $1.5 million and $3.4 million, respectively.

Outlook
     The Company achieved record revenues and earnings in 2010. The Company anticipates even higher revenues in 2011, based primarily on the recent and expected future growth of the Company’s commercial theater network, which drives revenue in several of the Company’s segments and the anticipated performance of the 2011 film slate. The recent and expected future growth in the theatre network is being driven in part by the record number of theater signings the Company achieved in 2010.
     The Company installed 91 IMAX theater systems, not including digital upgrades, in 2010. At year-end, this reflected an increase of 20.5% for the overall IMAX theater network and 28.2% for the IMAX commercial theater network over the prior year. In addition, the Company entered into new theater arrangements for a record number of new theater systems in 2010. Of the theater system arrangements in backlog as at December 31, 2010, the Company currently estimates that approximately 80-90 theater systems (excluding digital upgrades) will be installed in 2011. As a result, by the end of 2011, the Company’s total theater network is expected to have increased by approximately 15% over the prior year and its commercial theater network by approximately 20% over the prior year as the majority of the new 2011 systems are to be installed in commercial settings. In addition, each year the Company installs a number of systems that are signed in that same calendar year. However, the Company cautions that theater system installations slip from period to period in the course of the Company’s business and such slippages remain a recurring and unpredictable part of its business.
     A substantial portion of the recent commercial theater network growth has come from theaters under joint revenue sharing arrangements both in the United States and in Canada and, increasingly, in certain international markets. Revenue sharing arrangements allow the Company to capitalize on its theater network growth by providing the Company with higher recurring revenue than under most sales or sales-type lease arrangements. The Company believes that the strategy of increasing the number of IMAX theaters under joint revenue sharing arrangements has driven increased profitability in recent years and the Company believes that it will continue to drive profitability in the future. The retirement of a significant portion of the Company’s debt during 2009 and increased cash flows from operations during 2009 and 2010 has allowed the Company the financial flexibility to fund the expansion of its joint revenue sharing strategy.
     In recent years, the number of IMAX DMR films released to the IMAX theater network has also increased. The increased number of IMAX DMR films can minimize the impact of an individual film’s relatively weak performance. In addition, the increased number of titles with shorter release windows can mean a greater opportunity to capitalize on the early weeks of a movie’s release, when over half of a given title’s gross box office is typically generated. The increased number of films also permits the Company to select a diverse mix of titles to maximize the network’s box office potential. In 2010, 16 IMAX DMR titles were shown in the IMAX theater network, compared to 14 titles in 2009. To date, the Company has contracted for the release of 21 IMAX DMR titles to IMAX theaters in 2011. In addition, the Company, in conjunction with WB, will release Born to be Wild 3D: An IMAX 3D Experience to its network in April 2011. The Company remains in active discussions with every major Hollywood studio regarding future titles. However, the Company cautions that films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and type of IMAX DMR and IMAX original films released to the IMAX theater network. The Company intends to continue to try to achieve the optimal film slate, with the appropriate number and mix of titles.
     The Company believes that its international expansion is an important driver of future growth for the Company. During 2010, 39% of the Company’s gross box office from DMR films was generated from IMAX theaters in international markets, as compared with 25% in 2009. In 2010, 127 of the Company’s record 221 theater signings were for theatres in international markets. Included among these signings were several multi-theater sales transactions, including for theaters in Russia, China, Thailand, Kazakhstan, Ukraine, Philippines, and Israel. The Company also entered into several significant joint revenue sharing arrangements in international markets in 2010, including in South Korea, France, Germany, Italy and Spain, as well as expansions of existing joint revenue sharing arrangements in Japan. In 2011, the Company intends to continue to expand its international presence, including by expanding its number of theaters under international joint revenue sharing arrangements.
     To support its growth in international markets, the Company has begun, and expects to continue, to evaluate DMR opportunities in international markets. In July 2010, the Company exhibited its first DMR title outside of North America, Aftershock: The IMAX Experience, across IMAX theaters in China, other parts of Asia and key North American markets pursuant to an agreement between the Company and Huayi Bros. Media Corporation Ltd., China’s largest media group. On August 30, 2010, the Company announced that internationally acclaimed director John Woo and producer Terence Chang’s next film, the action epic Flying Tigers, is intended to be released to select IMAX theaters in early 2012. The film is the second announced Chinese film to be released to IMAX theaters. In December 2010, the Company also announced the release of The Founding of a Party: The IMAX Experience in China in June 2011. The Company is also committed to maximizing the productivity of its international theaters through international-only releases. The Company’s first international-only release Prince of Persia: Sands of Time: The IMAX Experience was released in May 2010 and the Company’s second international-only release, Tangled: An IMAX 3D Experience, is being released in select Asian markets beginning in February 2011. The Company anticipates additional international-only releases in the future. Finally, in order to further strengthen the Company’s film slate internationally, the Company has recently announced certain IMAX-only early releases. For instance, Tron Legacy: An IMAX 3D Experience was released in IMAX theaters in France four days prior to its wide release in that country. The Company and its studio partners also employed this IMAX-only early release strategy with Harry Potter and the Deathly Hallows: Part I: The IMAX Experience in France in November and with Tron Legacy: An IMAX 3D Experience in Russia in December.
     In 2011, the Company also intends to continue to explore new areas of brand extension such as: 3D in-home entertainment technology, including 3net, a 3D television channel operated by a Limited Liability Corporation owned by the Company, Discovery Communications and Sony Corporation; increased post-production opportunities; alternative theater content, and partnering with technology, studio, programming, content and consumer electronics companies.
LIQUIDITY AND CAPITAL RESOURCES
Credit Facility
     On November 16, 2009, the Company amended and restated the terms of its senior secured credit facility, which had been scheduled to mature on October 31, 2010. The amended and restated facility, as further amended by the parties on January 21, 2011, (the “Credit Facility”) with a scheduled maturity of October 31, 2013, has a maximum borrowing capacity of $75.0 million, consisting of a revolving loan facility of $40.0 million, subject to a borrowing base calculation (as described below) and including a sublimit of $20.0 million for letters of credit and a term loan of $35.0 million. Certain of the Company’s subsidiaries serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility. The Credit Facility is collateralized by a first priority security interest in all of the present and future assets of the Company and the Guarantors.
     The Company’s indebtedness under the Credit Facility includes the following:

	December 31,	December 31,
	2010	2009
Term Loan	$17,500	$35,000
Revolving Credit Facility	—	15,000

	$17,500	$50,000

     As at December 31, 2010, the Company’s current borrowing capacity under the revolving portion of the Credit Facility was $40.0 million after deduction for the minimum Excess Availability reserve of $5.0 million. Outstanding borrowings and letters of credit and advance payment guarantees were $nil as at December 31, 2010. As at December 31, 2009, the borrowing capacity was $24.8 million after deduction for outstanding borrowings of $15.0 million, letters of credit and advance payment guarantees of $0.3 million and the minimum Excess Availability reserve of $5.0 million.
     The terms of the Credit Facility are set forth in the Amended and Restated Credit Agreement (the “Credit Agreement”), dated November 16, 2009, between the Company, Wells Fargo Capital Finance Corporation Canada (formerly Wachovia Capital Finance Corporation (Canada)), as agent, lender, sole lead arranger and sole bookrunner, (“Wells Fargo”); and Export Development Canada, as lender (“EDC”, together with Wells Fargo, the “Lenders”) and in various collateral and security documents entered into by the Company and the Guarantors. Each of the Guarantors has also entered into a guarantee in respect of the Company’s obligations under the Credit Facility.
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
     The revolving portion of the Credit Facility bears interest, at the Company’s option, at either (i) LIBOR plus a margin of 2.75% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 1.25% per annum. The term loan portion of the Credit Facility bears interest at the Company’s option, at either (i) LIBOR plus a margin of 3.75% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 2.25% per annum. Under the Credit Facility, the effective interest rate for the year ended December 31, 2010, for the term loan portion was 4.06% (2009 — 4.09%) and 3.56% for the revolving portion (2009 — 2.29%).
          The Credit Facility provides that so long as the term loan remains outstanding, the Company will be required to maintain: (i) a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1 through December 31, 2010, and (ii) a ratio of funded debt to EBITDA of not more than 1.75:1 thereafter. If the Company repays the term loan in full, it will remain subject to such ratio requirements only if Excess Availability (as defined in the Credit Agreement) is less than $10.0 million or Cash and Excess Availability (as defined in the Credit Agreement) is less than $15.0 million. The ratio of funded debt to EBITDA was 0.17:1 as at December 31, 2010, where Funded Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $17.5 million. EBITDA is calculated as follows:

EBITDA per Credit Facility:

(In thousands of U.S. Dollars)
Net earnings	$100,779
Add (subtract):
Loss from equity accounted investments	493
Recovery of income taxes	(51,784)
Interest expense net of interest income	1,486
Depreciation and amortization including film asset amortization(1)	20,195
Write-downs net of recoveries including asset impairments and receivable provisions(1)	2,551
Stock and other non-cash compensation	28,195
Other, net	(536)

$101,379

(1)	See note 19 to the accompanying audited consolidated financial statements in Item 8.
          If Cash and Excess Availability is less than $25.0 million, the Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0; provided, however, that if the Company repays the term loan in full, it will remain subject to such ratio requirement only if Excess Availability is less than $10.0 million or Cash and Excess Availability is less than $15.0 million At all times, under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. These amounts were $45.0 million and $75.4 million, respectively at December 31, 2010. The Company was in compliance with all of these requirements as at December 31, 2010.
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
Letters of Credit and Other Commitments
     As at December 31, 2010, the Company has letters of credit and advance payment guarantees of $nil outstanding (December 31, 2009 — $0.3 million), under the Credit Facility.
     The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at December 31,

2010, the Company had letters of credit outstanding of $2.4 million under the Bank of Montreal facility as compared to $3.6 million as at December 31, 2009.
Senior Notes due December 2010
     In 2009, the Company repurchased all $160.0 million aggregate principal amount of its outstanding 9.625% Senior Notes due December 1, 2010, which represented the aggregate principal amount outstanding. The Company paid cash of $159.1 million to reacquire its bonds, thereby releasing the Company from further obligations to various holders under the indenture governing the Senior Notes (the “Indenture”). The Company accounted for the bond repurchase in accordance with the Debt Topic of the FASB ASC, whereby the net carrying amount of the debt extinguished was the face value of the bonds adjusted for any unamortized premium, discount and costs of issuance, which resulted in a loss of $0.6 million in 2009.
Cash and Cash Equivalents
     As at December 31, 2010, the Company’s principal sources of liquidity included cash and cash equivalents of $30.4 million, the Credit Facility, anticipated collection from trade accounts receivable of $39.6 million, anticipated collection from financing receivables due in the next 12 months of $12.8 million, payments expected in the next 12 months on existing backlog deals and cash receipts from theaters under joint revenue sharing arrangements. As at December 31, 2010, the Company had drawn down $nil on the revolving portion of the Credit Facility, and had letters of credit of $nil outstanding under the Credit Facility and $2.4 million under the Bank of Montreal Facility.
     During the year ended December 31, 2010, the Company’s operations provided cash of $58.5 million and the Company used cash of $36.8 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements and to fund its investment in film assets. Based on management’s current operating plan for 2011, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements. Cash flows from joint revenue sharing arrangements are derived from the theater box office and concession revenues and the Company invested directly in the roll out of 54 new theater systems and 2 digital upgrades under joint revenue sharing arrangements in 2010.
     The Company believes that cash flow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to existing joint revenue sharing arrangements for the next 12 months.
     The Company’s operating cash flow will be adversely affected if management’s projections of future signings for theater systems and film productions, installations and film performance are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2010 Form 10-K), there is no guarantee that the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.
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
     Cash provided by operating activities amounted to $58.5 million in 2010. Changes in other non-cash operating assets as compared to 2009 include: an increase of $11.9 million in financing receivables; an increase of $2.4 million in accounts receivable; an increase of $3.8 million in inventories; an increase of $0.2 million in prepaid expenses; and an increase of $0.3 million in other assets which includes a $0.4 million increase in commissions and other deferred selling expenses and a $0.1 million decrease in insurance recoveries receivable. Changes in other non-cash operating liabilities as compared to December 31, 2009 include: an increase in deferred revenue of $15.7 million related to amounts added to deferred revenue for backlog payments received offset by theater system installations in the current period; an increase in accounts payable of $0.1 million and a decrease of $25.8 million in accrued liabilities largely due to a payment of pension benefits in the amount of $14.7 million and payments of $14.5 million in variable stock-based compensation expense.
     Included in accrued liabilities at December 31, 2010, was $18.1 million in respect of accrued pension obligations.
     Investing Activities
     Net cash used in investing activities amounted to $23.8 million in 2010 compared to $27.6 million in 2009, which includes an investment in joint revenue sharing equipment of $21.3 million, purchases of $5.3 million in property, plant and equipment, an investment in other assets of $0.7 million, investments in new business ventures of $3.6 million, and an increase in other intangible assets of $0.7 million offset by a receipt of $7.8 million representing the cash surrender value of a life insurance policy.
     Financing Activities
     Net cash used in financing activities in 2010, amounted to $24.2 million due to repayment of bank indebtedness of $32.5 million, offset by the proceeds from the issuance of common shares from stock option exercises.
     Capital Expenditures
     Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, and investments in film assets were $36.8 million in 2010 as compared to $35.7 million in 2009. The Company anticipates a consistent level of capital expenditures in 2011 as compared to 2010 related, in part, to the anticipated roll-out of approximately 40 theaters pursuant to joint revenue sharing arrangements in 2011, all of which the Company currently intends to fund through cash on hand, cash from operations and availability under the Credit Facility.
     Prior Year Cash Flow Activities
     Net cash provided by operating activities amounted to $13.8 million in the year ended December 31, 2009. Changes in other non-cash operating assets and liabilities included a $7.2 million increase in financing receivables, an increase of $13.4 million in accounts receivable, a decrease in inventories of $10.1 million, a $0.7 million increase in prepaid expenses, a $1.4 million decrease in other assets which includes a $0.7 million decrease in commissions and other deferred selling expenses and a $0.7 million decrease in insurance recoveries receivable, an increase in accounts payable of $1.5 million, a decrease in deferred revenue of $13.5 million, related to amounts relieved from deferred revenue related to theater system installations in 2009 offset by backlog payments received and a decrease of less than $0.1 million in accrued liabilities. Net cash used in investing activities in the year ended December 31, 2009 amounted to $27.6 million, which includes an investment in joint revenue sharing equipment of $25.1 million, purchases of $1.4 million in property, plant and equipment, an increase in other assets of $0.7 million and an increase in other intangible assets of $0.3 million. Net cash provided by financing activities in 2009 amounted to $7.2 million due to the issuance of common shares in 2009, net of common share issuance costs, offset by the proceeds to repurchase Senior Note indebtedness.
     Capital expenditures including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment net of sales proceeds and investments in film assets were $35.7 million in the year ended December 31, 2009.
CONTRACTUAL OBLIGATIONS
     The following summarizes the Company’s contractual obligations and commercial commitments at December 31, 2010 that will be settled in future periods:

	Payments Due by Period
	Total
(In thousands of U.S. Dollars)	Obligations	2011	2012	2013	2014	2015	Thereafter
Pension obligations (1)	$18,813	$—	$—	$18,813	$—	$—	$—
Credit Facility(2)	17,500	11,667	5,833	—	—	—	—
Operating lease obligations (3)	16,253	5,673	5,390	2,064	879	490	1,757
Purchase obligations (4)	13,561	13,561	—	—	—	—	—
Postretirement benefits obligations	131	13	15	31	34	38	—
Capital lease obligations (5)	70	27	23	20	—	—	—

	$66,328	$30,941	$11,261	$20,928	$913	$528	$1,757

(1)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment at the beginning of 2013 upon retirement at the end of the current term of his employment agreement, although Mr. Gelfond has not informed the Company that he intends to retire at that time.

(2)	Interest on the Credit Facility is payable monthly in arrears based on the applicable variable rate and is not included above.

(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s properties in New York and Santa Monica, and at the various owned and operated theaters.

(4)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.

(5)	The Company’s total minimum annual payments to be made under capital leases, mostly consisting of payments for IT hardware and various other fixed assets.
Pension and Postretirement Obligations
     The Company has an unfunded defined benefit pension plan, the SERP, covering Messrs. Gelfond and Wechsler. As at December 31, 2010, the Company had an unfunded and accrued projected benefit obligation of approximately $18.1 million (December 31, 2009 — $29.9 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate. During the quarter ended June 30, 2010, the Company obtained $3.2 million representing the cash surrender value of Mr. Gelfond’s policy. The proceeds were used to pay down the term loan under the Credit Facility. During the quarter ended September 30, 2010, the Company obtained $4.6 million representing the cash surrender value of Mr. Wechsler’s policy. The amount was used as a part of the $14.7 million lump sum payment made to Mr. Wechsler on August 1, 2010 under the SERP which settled in full Mr. Wechsler’s entitlement under the SERP. At December 31, 2010, the cash surrender value of these policies was $nil.
     Under the terms of the SERP, if Mr. Gelfond’s employment had been terminated other than for cause prior to August 1, 2010, he would have been entitled to receive SERP benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he would have become entitled to receive remaining benefits in the form of a lump sum payment. If Mr. Gelfond’s employment is, or would have been, terminated other than for cause on or after August 1, 2010, he is, or would have been, entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. The terms of Mr. Gelfond’s current employment agreement has been extended to the beginning of 2013.
     Under the terms of the SERP, monthly annuity payments payable to Mr. Wechsler, whose employment as Co-CEO terminated effective April 1, 2009, were deferred for six months and were paid in the form of a lump sum plus interest on the deferred amount on October 1, 2009. These monthly annuity payments continued through to August 1, 2010. On August 1, 2010, the Company made a lump sum payment of $14.7 million to Mr. Wechsler in accordance with the terms of the plan, representing a settlement in full of Mr. Wechsler’s entitlement under the SERP.
     In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at December 31, 2010, the Company had an unfunded benefit obligation of $0.5 million (December 31, 2009 — $0.5 million).
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
     The Company manages its exposure to foreign exchange rate risks through its regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.
     For the year ended December 31, 2010, the Company recorded a foreign exchange gain on translation of foreign currency working capital balances and unhedged foreign currency forward contracts of $1.5 million as compared with a foreign exchange gain of $2.9 million in 2009.
     During 2010, the Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies with settlement dates throughout 2011. In addition, at December 31, 2010, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered foreign currency hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The notional value of these contracts at December 31, 2010 was $12.7 million (December 31, 2009 — $2.8 million). A gain of $0.8 million was recorded to Other Comprehensive Income with respect to the appreciation in the value of these contracts in 2010 (2009 — $1.7 million). A gain of $0.7 million was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses in 2010 (2009 — $1.3 million). Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB ASC are recorded to selling, general and administrative expenses. The notional value of forward contracts that do not qualify for hedge accounting at December 31, 2010 was $28.8 million (December 31, 2009 — $4.5 million).
     For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

     At December 31, 2010, the Company’s net investment in leases and working capital items denominated in Canadian dollars, Japanese Yen and Euros aggregated to $2.1 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2010, the potential change in the fair value of foreign currency-denominated net investment in leases and working capital items would be $0.2 million.
     Interest Rate Risk Management
     The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.
     As at December 31, 2010, the Company’s borrowings under the Credit Facility were $17.5 million (December 31, 2009 — $50.0 million).
     The Company’s largest exposure with respect to variable rate debt comes from changes in the London Interbank Offered Rate (LIBOR). The Company had variable rate debt instruments representing approximately 9.2% and 24.7% of its total liabilities at December 31, 2010 and 2009, respectively. If the Company’s interest rates average 10 percent more in 2011 than they did at December 31, 2010, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at December 31, 2010.
     At December 31, 2010, the Company is not exposed to any market risk for fixed rate debt as the Company repurchased all of the remaining $160.0 million of its Senior Notes due December 2010 in 2009.

Item 8.	Financial Statements and Supplementary Data
************

Report of Independent Registered Public Accounting Firm
To the Shareholders of IMAX Corporation:
We have audited the accompanying consolidated balance sheets of IMAX Corporation and its subsidiaries as of December 31, 2010 and December 31, 2009, and the related consolidated statements of operations, cash flows and shareholders’ equity (deficiency) for each of the years in the three-year period ended December 31, 2010. In addition, we have audited the financial statement schedule listed in the index under Item 15(a)(2). We also have audited IMAX Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Imax Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A of its 2010 Annual Report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the corporation’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMAX Corporation and its subsidiaries as of December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjuction with the related consolidated financial statements. Also in our opinion, IMAX Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ PricewaterhouseCoopers LLP
Chartered Accountants, Licensed Public Accountants
Toronto, Ontario
February 24, 2011

IMAX CORPORATION
CONSOLIDATED BALANCE SHEETS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	As at December 31,
	2010	2009
Assets
Cash and cash equivalents	$30,390	$20,081
Accounts receivable, net of allowance for doubtful accounts of $1,988 (December 31, 2009 — $2,770)	39,570	37,652
Financing receivables (note 4, note 21(c))	73,601	62,585
Inventories (note 5)	15,275	10,271
Prepaid expenses	2,832	2,609
Film assets (note 6)	2,449	3,218
Property, plant and equipment (note 7)	74,035	54,820
Other assets (note 8)	12,350	15,140
Deferred income taxes (note 9)	57,122	—
Goodwill	39,027	39,027
Other intangible assets (note 10)	2,437	2,142

Total assets	$349,088	$247,545

Liabilities
Bank indebtedness (note 12)	$17,500	$50,000
Accounts payable	20,384	16,803
Accrued liabilities (notes 6, 9(g), 13(a), 13(c), 15(c), 22, 23(d) and 24)	78,994	77,853
Deferred revenue	73,752	57,879

Total liabilities	190,630	202,535

Commitments and contingencies (notes 13 and 14)

Shareholders’ equity
Capital stock (note 15) common shares — no par value. Authorized — unlimited number. Issued and outstanding — 64,145,573 (December 31, 2009 — 62,831,974)	292,977	280,048
Other equity	7,687	6,044
Deficit	(141,209)	(241,988)
Accumulated other comprehensive income (note 25)	(997)	906

Total shareholders’ equity	158,458	45,010

Total liabilities and shareholders’ equity	$349,088	$247,545

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Revenues
Equipment and product sales	$72,578	$57,304	$27,853
Services (note 16(c))	123,911	82,052	61,477
Rentals (note 16(c))	46,936	25,758	8,207
Finance income	4,789	4,235	4,300
Other (note 16(a))	400	1,862	881

	248,614	171,211	102,718

Costs and expenses applicable to revenues (note 2(n))
Equipment and product sales	36,394	29,040	17,182
Services (note 16(c))	63,425	49,891	40,771
Rentals	11,111	10,093	7,043
Other	32	635	169

	110,962	89,659	65,165

Gross margin	137,652	81,552	37,553
Selling, general and administrative expenses (note 16(b)) (including share-based compensation expense of $26.0 million, $17.5 million and $1.0 million for 2010, 2009, 2008, respectively)	78,428	56,207	43,681
Research and development	6,249	3,755	7,461
Amortization of intangibles	513	546	526
Receivable provisions, net of recoveries (note 17)	1,443	1,067	1,977
Asset impairments (note 18)	45	180	—

Earnings (loss) from operations	50,974	19,797	(16,092)
Interest income	399	98	381
Interest expense	(1,885)	(13,845)	(17,707)
Loss on repurchase of Senior Notes due December 2010 (note 11)	—	(579)	—

Earnings (loss) from continuing operations before income taxes	49,488	5,471	(33,418)
Recovery of (provision for) income taxes	51,784	(274)	(92)
Loss from equity-accounted investments	(493)	—	—

Earnings (loss) from continuing operations	100,779	5,197	(33,510)
Loss from discontinued operations (note 23(c))	—	(176)	(92)

Net earnings (loss)	$100,779	$5,021	$(33,602)

Earnings (loss) per share: (note 15(d))
Net earnings (loss) per share — basic:
Net earnings (loss) per share from continuing operations	$1.59	$0.10	$(0.79)
Net loss per share from discontinued operations	—	—	—

	$1.59	$0.10	$(0.79)

Net earnings (loss) per share — diluted:
Net earnings (loss) per share from continuing operations	$1.51	$0.09	$(0.79)
Net loss per share from discontinued operations	—	—	—

	$1.51	$0.09	$(0.79)

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	Years Ended December 31,
	2010	2009	2008
Cash provided by (used in):
Operating Activities
Net earnings (loss)	$100,779	$5,021	$(33,602)
Net loss from discontinued operations (note 23(c))	—	176	92
Items not involving cash:
Depreciation and amortization (notes 19(c) and 20(a))	20,536	19,051	18,018
Write-downs, net of recoveries (notes 19(d) and 20(a))	2,551	2,581	4,466
Change in deferred income taxes	(54,275)	8	(749)
Stock and other non-cash compensation	28,195	19,183	3,320
Foreign currency exchange (gain) loss	(865)	(974)	480
Gain on sale of property, plant and equipment	—	—	(43)
Loss on repurchase of Senior Notes due December 2010 (note 11)	—	579	—
Loss from equity-accounted investments	493	—	—
Change in cash surrender value of life insurance	(107)	(330)	(270)
Investment in film assets	(10,139)	(9,235)	(10,145)
Changes in other non-cash operating assets and liabilities (note 19(a))	(28,682)	(21,885)	11,925
Net cash used in operating activities from discontinued operations	—	(393)	(40)

Net cash provided by (used in) operating activities	58,486	13,782	(6,548)

Investing Activities
Purchase of property, plant and equipment	(5,338)	(1,426)	(2,805)
Investment in joint revenue sharing equipment	(21,275)	(25,072)	(18,478)
Investment in new business ventures	(3,636)	—	—
Cash surrender value of life insurance	7,797	—	—
Proceeds from sale of property, plant and equipment	—	—	43
Acquisition of other assets	(691)	(748)	(748)
Acquisition of other intangible assets	(681)	(320)	(430)

Net cash used in investing activities	(23,824)	(27,566)	(22,418)

Financing Activities
Increase in bank indebtedness (note 12)	—	55,000	20,000
Repayment of bank indebtedness (note 12)	(32,500)	(25,000)	—
Repurchase of Senior Notes due December 2010 (note 11)	—	(159,104)	—
Common shares issued — public offerings, net of offering expenses paid (note 15(b))	—	130,774	—
Common shares issued — private offering	—	—	17,931
Common shares issued — stock options exercised (note 15(b))	8,276	6,332	1,202
Shelf registration fees paid	—	(150)	—
Debt modification fees paid	—	—	(114)
Fees paid pertaining to amended Credit Facility agreement	—	(671)	—

Net cash (used in) provided by financing activities	(24,224)	7,181	39,019

Effects of exchange rate changes on cash	(129)	(333)	63

Increase (decrease) in cash and cash equivalents during year	10,309	(6,936)	10,116

Cash and cash equivalents, beginning of year	20,081	27,017	16,901

Cash and cash equivalents, end of year	$30,390	$20,081	$27,017

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	Number of				Accumulated
	Common				Other	Total
	Shares Issued				Comprehensive	Shareholders’
	and	Capital	Other		Income (Loss)	Equity	Comprehensive
	Outstanding	Stock	Equity	Deficit	(note 25)	(Deficiency)	Income (Loss)
Balance as at December 31, 2007	40,423,074	$122,455	$4,088	$(213,407)	$1,494	$(85,370)
Common shares issued for private offering	2,726,447	17,681	—	—	—	17,681
Net loss	—	—	—	(33,602)	—	(33,602)	$(33,602)
Paid-in capital for non-employee stock options granted (note 15(c))	—	—	416	—	—	416	—
Employee stock options exercised	238,745	751	(14)	—	—	737	—
Non-employee stock options exercised	102,365	697	(232)	—	—	465	—
Paid-in capital for employee stock options granted (note 15(c))	—	—	925	—	—	925	—
Unrecognized prior service costs (net of income tax recovery of $66) (note 22)	—	—	—	—	(181)	(181)	(181)
Unrecognized actuarial gain (net of income tax provision of $770)(note 22)	—	—	—	—	2,029	2,029	2,029
Unrealized net gain on derivative instruments (net of income tax provision of $46) (note 21)	—	—	—	—	126	126	126

							$(31,628)

Balance as at December 31, 2008	43,490,631	$141,584	$5,183	$(247,009)	$3,468	$(96,774)
Common shares issued for public offering	18,034,706	130,682	—	—	—	130,682	—
Net earnings	—	—	—	5,021	—	5,021	5,021
Paid-in capital for non-employee stock options granted (note 15(c))	—	—	215	—	—	215	—
Employee stock options exercised	1,103,091	6,391	(962)	—	—	5,429	—
Non-employee stock options exercised	203,546	1,391	(488)	—	—	903	—
Paid-in capital for employee stock options granted (note 15(c))	—	—	2,096	—	—	2,096	—
Unrecognized prior service costs (net of income tax provision of $38) (note 22)	—	—	—	—	107	107	107
Unrecognized actuarial loss (net of income tax recovery of $nil) (note 22)	—	—	—	—	(3,075)	(3,075)	(3,075)
Unrealized net gain on derivative instruments (net of income tax recovery of $46) (note 21)	—	—	—	—	406	406	406

							$2,459

Balance as at December 31, 2009	62,831,974	$280,048	$6,044	$(241,988)	$906	$45,010
Net earnings	—	—	—	100,779	—	100,779	100,779
Paid-in capital for non-employee stock options granted (note 15(c))	—	—	383	—	—	383	—
Employee stock options exercised	1,090,782	8,063	(1,696)	—	—	6,367	—
Non-employee stock options exercised	222,817	3,016	(1,102)	—	—	1,914	—
Paid-in capital for employee stock options granted (note 15(c))	—	—	4,058	—	—	4,058	—
Unrealized actuarial loss (net of income tax recovery of $662) (note 22)	—	—	—	—	(1,985)	(1,985)	(1,985)
Unrealized net gain on derivative instruments (net of income tax provision of $182)(note 21)	—	—	—	—	(50)	(50)	(50)
Tax recovery related to share issuance expenses	—	1,850	—	—	—	1,850	—
Realized actuarial gain on settlement of pension liability (net of income tax provision of $517)(note 22)	—	—	—	—	132	132	132

							$98,876

Balance as at December 31, 2010	64,145,573	$292,977	$7,687	$(141,209)	$(997)	$158,458

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
In accordance with United States Generally Accepted Accounting Principles
(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)
1. Description of the Business
     IMAX Corporation together with its consolidated wholly-owned subsidiaries (the “Company”) is an entertainment technology company specializing in digital and film-based motion picture technologies, whose principal activities are the:
•	design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 46 countries as at December 31, 2010;

•	production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems;

•	operation of certain theaters primarily in the United States; and

•	other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.
     The Company refers to all theaters using the IMAX theater system as “IMAX theaters.”
     The Company’s revenues from equipment and product sales include the sale and sales-type leasing of its theater systems and sales of their associated parts and accessories, contingent rentals on sales-type leases and contingent additional payments on sales transactions.
     The Company’s revenues from services include the provision of maintenance and extended warranty services, digital re-mastering services, film production and film post-production services, film distribution, and the operation of certain theaters.
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
     The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). The Company has 8 film production companies that are VIEs. As the Company has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE for 2 of the film production companies, the Company has determined that it is the primary beneficiary of these entities. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets and total liabilities of $nil as at December 31, 2010 (December 31, 2009 — less than $0.1 million). For the other 6 film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at December 31, 2010, these 6 VIEs have total assets of $11.1 million (December 31, 2009 — $3.8 million) and total liabilities of $11.1 million (December 31, 2009 — $3.8 million). Earnings of the investees included in the Company’s consolidated statement of operations amounted to $nil in 2010 (2009 — $nil). The carrying value of these investments in VIEs that are not consolidated is $nil at December 31, 2010 (December 31, 2009 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the consolidated statement of operations.
     The Company accounts for investments in new business ventures using the guidance of ASC 323 Investments — Equity Method and Joint Ventures (“ASC 323”) and ASC 320 Investments in Debt and Equity Securities (“ASC 320”), as appropriate. At December 31, 2010, the equity method of accounting is being utilized for an investment with a carrying value of $1.6 million. The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. In addition, during the year, the Company made an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under ASC 320 and is recorded at its fair value of $1.5 million at December 31, 2010 (December 31, 2009 — $nil). This investment is classified as an available-for-sale investment. The total carrying value of investments in new business ventures at December 31, 2010 and December 31, 2009 is $3.1 million and $nil, respectively, and is recorded in Other Assets.
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
     As at December 31, 2010 and 2009, the Company did not hold any short-term investments.
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
     For trade accounts receivable that have characteristics of both a contractual maturity of one year or less, and arose from the sale of goods or services, the Company charges off the balance against the allowance for doubtful accounts when it is known that a provided amount will not be collected.

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
     Once a net investment in lease or financing receivable is considered impaired, the Company does not recognize interest income until the collectibility issues are resolved. When finance income is not recognized, any payments received are applied against outstanding gross minimum lease amounts receivable or gross receivables from financed sales. Once the collectability issues are resolved, the Company will once again commence the recognition of interest income.
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
     Costs, including labor and allocated overhead, of digitally re-mastering films where the copyright is owned by a third party and the Company shares in the revenue of the third party are included in film assets. These costs are amortized using the individual-film-

forecast method in the same ratio that current gross revenues bear to current and anticipated future ultimate revenues from the re-mastered film.
     The recoverability of film assets is dependent upon commercial acceptance of the films. If events or circumstances indicate that the recoverable amount of a film asset is less than the unamortized film costs, the film asset is written down to its fair value. The Company determines the fair value of its film assets using a discounted cash flow model.
(h) Property, Plant and Equipment
     Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives as follows:

Theater system components (1)	—	Over the equipment’s anticipated useful life (7 to 20 years)
Camera equipment	—	5 to 10 years
Buildings	—	20 to 25 years
Office and production equipment	—	3 to 5 years
Leasehold improvements	—	over the shorter of the initial term of the underlying leases plus any reasonably assured renewal terms, and the useful life of the asset

(1)	includes equipment under joint revenue sharing arrangements.
Equipment and components allocated to be used in future operating leases and joint revenue sharing arrangements, as well as direct labor costs and an allocation of direct production costs, are included in assets under construction until such equipment is installed and in working condition, at which time the equipment is depreciated on a straight-line basis over the lesser of the term of the joint revenue sharing arrangement and the equipment’s anticipated useful life. During 2010, the Company signed certain amending agreements which increased the length of the term for all applicable existing and future theaters under joint revenue sharing arrangement from 7 to 10 years. As a result, the Company adjusted the estimated useful life of its IMAX digital projection systems in use for those joint revenue sharing theaters, on a prospective basis, to reflect the change in term from 7 years to 10 years. This resulted in decreased depreciation expense of $1.0 million in 2010 and $1.8 million in each of the next 5 years since the Systems will now be depreciated over a longer useful life.
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
(i) Other Assets
     Other assets include insurance recoveries, the cash surrender value of life insurance policies, deferred charges on debt financing, deferred selling costs that are direct and incremental to the acquisition of sales contracts, foreign currency derivatives and investments in new business ventures.
     Costs of debt financing are deferred and amortized over the term of the debt.
     Selling costs related to an arrangement incurred prior to recognition of the related revenue are deferred and expensed to costs and expenses applicable to revenues upon (i) recognition of the contract’s theater system revenue or (ii) abandonment of the sale arrangement.

     Foreign currency derivatives are accounted for at fair value using quoted prices in closed exchanges (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy).
     Investments in new business ventures are accounted for using ASC 32X — Investments. The Company currently accounts for one investment using the equity method of accounting and accounts for another investment at fair value.
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

(n) Revenue Recognition
Multiple Element Arrangements
     The Company’s revenue arrangements with certain customers may involve multiple elements consisting of a theater system (projector, sound system, screen system and, if applicable, 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation, and projectionist training; a license to use of the IMAX brand; 3D glasses; maintenance and extended warranty services; and licensing of films. The Company evaluates all elements in an arrangement to determine what are considered typical deliverables for accounting purposes and which of the deliverables represent separate units of accounting based on the applicable accounting guidance in the Leases Topic of the FASB ASC; the Guarantees Topic of the FASB; the Entertainment-Film Topic of FASB ASC; and the Revenue Recognition Topic of the FASB. If separate units of accounting are either required under the relevant accounting standards or determined to be applicable under the Revenue Recognition Topic, the total consideration received or receivable in the arrangement is allocated based on the applicable guidance in the above noted standards.
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
     For lease arrangements, the Company determines the classification of the lease in accordance with the Lease Topic of FASB ASC. A lease arrangement that transfers substantially all of the benefits and risks incident to ownership of the equipment is classified as a sales-type lease based on the criteria established by the accounting standard; otherwise the lease is classified as an operating lease. Prior to commencement of the lease term for the equipment, the Company may modify certain payment terms or make concessions. If these circumstances occur, the Company reassesses the classification of the lease based on the modified terms and conditions.
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
     For joint revenue sharing arrangements, where the Company receives a portion of a theater’s box-office and concession revenues, in exchange for placing a theater system at the theater operator’s venue, revenue is recognized when box-office and concession revenues are reported by the theater operator, provided collectibility is reasonably assured.
Finance Income
     Finance income is recognized over the term of the sales-type lease or financed sales receivable, provided collectibility is reasonably assured. Finance income recognition ceases when the Company determines that the associated receivable is not recoverable.

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
Cost of Equipment and Product Sales
     Theater systems and other equipment subject to sales-type leases or sales arrangements includes the cost of the equipment and costs related to project management, design, delivery and installation supervision services as applicable. The costs related to theater systems under sales and sales-type lease arrangements are relieved from inventory to costs and expenses applicable to revenues-equipment and product sales when revenue recognition criteria are met. In addition, the Company defers direct selling costs such as sales commissions and other amounts related to these contracts until the related revenue is recognized. These costs included in costs and expenses applicable to revenues-equipment and product sales, totaled $1.9 million in 2010 (2009 — $2.0 million, 2008 — $1.0 million). The cost of equipment and product sales prior to direct selling costs was $34.5 million in 2010 (2009 — $27.0 million, 2008 — $16.2 million). The Company may have warranty obligations at or after the time revenue is recognized which require replacement of certain parts that do not affect the functionality of the theater system or services. The costs for warranty obligations for known issues are accrued as charges to costs and expenses applicable to revenues-equipment and product sales at the time revenue is recognized based on the Company’s past historical experience and cost estimates.
Cost of Rentals
     For theater systems and other equipment subject to an operating lease or placed in a theater operators’ venue under a joint revenue sharing arrangement, the cost of equipment is included within property, plant and equipment. Depreciation and impairment losses, if any, are included in cost of rentals based on the accounting policy set out in note 2(h). Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $2.1 million in 2010 (2009 — $1.6 million, 2008 — $1.0 million). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $2.1 million in 2010 (2009 — $1.8 million, 2008 — $0.8 million).
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
The Company may offer certain incentives to customers to complete theater system transactions including payment concessions or free services and products such as film licenses or 3D glasses. Reductions in, and deferral of, payments are taken into account in determining the sales price either by a direct reduction in the sales price or a reduction of payments to be discounted in accordance with the Leases Topic of the FASB ASC. Free products and services are accounted for as separate units of accounting. Other consideration given by the Company to customers are accounted for in accordance with the Revenue Recognition Topic of the FASB ASC.
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
Film Production and IMAX DMR Services
     In certain film arrangements, the Company produces a film financed by third parties whereby the third party retains the copyright and the Company obtains exclusive distribution rights. Under these arrangements, the Company is entitled to receive a fixed fee or to retain as a fee the excess of funding over cost of production (the “production fee”). The third parties receive a portion of the revenues received by the Company from distributing the film, which is charged to costs and expenses applicable to revenues-services. The production fees are deferred, and recognized as a reduction in the cost of the film based on the ratio of the Company’s distribution revenues recognized in the current period to the ultimate distribution revenues expected from the film. Film exploitation costs, including advertising and marketing totaled $2.1 million in 2010 (2009 — $1.6 million, 2008 — $0.9 million) and are recorded in costs and expenses applicable to revenues-services as incurred.
     Revenue from film production services where the Company does not hold the associated distribution rights are recognized in Services revenues when performance of the contractual service is complete, provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collectibility is reasonably assured.
     Revenues from digitally re-mastering (IMAX DMR) films where third parties own or hold the copyrights and the rights to distribute the film are derived in the form of processing fees and recoupments calculated as a percentage of box-office receipts generated from the re-mastered films. Processing fees are recognized as Services revenues when the performance of the related re-mastering service is completed provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectibility is reasonably assured. Recoupments, calculated as a percentage of box-office receipts, are recognized as Services revenue when box-office receipts are reported by the third party that owns or holds the related film rights, provided collectibility is reasonably assured.
     Losses on film production and IMAX DMR services are recognized as costs and expenses applicable to revenues-services in the period when it is determined that the Company’s estimate of total revenues to be realized by the Company will not exceed estimated total production costs to be expended on the film production and the cost of IMAX DMR services.
Film Distribution
     Revenue from the licensing of films is recognized in Services revenues when persuasive evidence of a licensing arrangement exists, the film has been completed and delivered, the license period has begun, the fee is fixed or determinable and collectibility is reasonably assured. When license fees are based on a percentage of box-office receipts, revenue is recognized when box-office receipts are reported by exhibitors, provided collectibility is reasonably assured. Film exploitation costs, including advertising and marketing, totaled $0.7 million in 2010 (2009 — $0.8 million, 2008 — $0.7 million) and are recorded in costs and expenses applicable to revenues-services as incurred.
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
     The Company utilizes a lattice-binomial option-pricing model (“Binomial Model”) to determine the fair value of stock-based payment awards. The fair value determined by the Binomial Model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Binomial Model also considers the expected exercise multiple which is the multiple of exercise price to grant price at which exercises are expected to occur on average. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the Binomial Model best provides a fair measure of the fair value of the Company’s employee stock options. See note 15(c) for the assumptions used to determine the fair value of stock-based payment awards.
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
Stock Option Plan
     As the Company stratifies its employees into homogeneous groups in order to calculate fair value under the Binomial Model, ranges of assumptions used are presented for expected option life and annual termination probability. The Company uses historical data to estimate option exercise and employee termination within the valuation model; various groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility rate is estimated based on a blended volatility method which takes into consideration the Company’s historical share price volatility, the Company’s implied volatility which is implied by the observed current market prices of the Company’s traded options and the Company’s peer group volatility. The Company utilizes an expected term method to determine expected option life based on such data as vesting periods of awards, historical data that includes past exercise and post-vesting cancellations and stock price history.
     The Company’s policy is to issue new shares from treasury to satisfy stock options which are exercised.
Restricted Common Shares and Stock Appreciation Rights
     The Company’s restricted common shares and SARs have been classified as liabilities in accordance with Topic 505. The Company utilizes the Binomial Model to determine the value of these instruments settleable in cash.
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
(r) Pension Plans and Postretirement Benefits
     The Company has a defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”). As the Company’s SERP is unfunded, as at December 31, 2010, a liability is recognized for the projected benefit obligation.
     Assumptions used in computing the defined benefit obligations are reviewed annually by management in consultation with its actuaries and adjusted for current conditions. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefits cost are recognized as a component of other comprehensive income. Amounts recognized in accumulated other comprehensive income including unrecognized actuarial gains or losses and prior service costs are adjusted as they are subsequently recognized in the consolidated statement of operations as components of net periodic benefit cost. Prior service costs resulting from the pension plan inception or amendments are amortized over the expected future service life of the employees, cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation are amortized over the expected average remaining service life of the employees, and current service costs are expensed when earned. The remaining weighted average future service life of the employee for the year ended December 31, 2010 was 2.0 years.
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

(s) Guarantees
     The FASB ASC Guarantees Topic requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. Disclosures as required under the accounting guidance have been included in note 14(m).
3. New Accounting Standards and Accounting Changes
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
   In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) to amend topic ASC 820 “Fair Value Measurements and Disclosures,” by improving disclosure requirements in order to increase transparency in financial reporting. ASU 2010-06 requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. On January 1, 2010, the Company adopted the disclosure amendments in ASU 2010-06, except for the amendments to Level 3 fair value measurements as described above, and has expanded disclosures as presented in note 21.
   In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. It is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. On December 31, 2010, the Company adopted the disclosure requirements in ASU 2010-20 and has expanded disclosures as presented in note 21(c).

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
     In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-14”). ASU 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. The amendments in this update are effective, on a prospective basis, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. Both ASU 2009-13 and ASU 2009-14 must be adopted in the same period and must use the same transition disclosures. This standard will have no impact on the Company’s consolidated financial statements.
     In December 2010, the FASB issued ASU No. 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). The objective of ASU 2010-28 is to address questions about entities with reporting units with zero or negative carrying amounts. The amendments in ASU 2010-28 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists by considering whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is applicable to all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. This standard will have no impact on the Company’s consolidated financial statements.
   During 2010, the FASB has issued several ASU’s — ASU No. 2010-01 through ASU No. 2010-29. Except for ASU No. 2010-06, ASU No. 2010-20 and ASU No. 2010-28 discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.
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
(b) Financing Receivables
     Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	As at December 31,
	2010	2009
Gross minimum lease payments receivable	$49,977	$64,779
Unearned finance income	(15,158)	(18,939)

Minimum lease payments receivable	34,819	45,840
Accumulated allowance for uncollectible amounts	(4,838)	(5,734)

Net investment in leases	29,981	40,106

Gross financed sales receivables	62,127	32,526
Unearned finance income	(18,441)	(9,869)

Financed sales receivables	43,686	22,657
Accumulated allowance for uncollectible amounts	(66)	(178)

Net financed sales receivables	43,620	22,479

Total financing receivables	$73,601	$62,585

Net financed sales receivables due within one year	$6,166	$4,304
Net financed sales receivables due after one year	$37,454	$18,175
     In 2010, the financed sales receivables had a weighted average effective interest rate of 8.8% (2009 — 9.4%).
(c) Contingent Fees
     Contingent fees that meet the Company’s revenue recognition policy, from customers under various arrangements, have been reported in revenue as follows:

	Years Ended December 31,
	2010	2009	2008
Sales	$1,629	$406	$285
Sales-type leases	1,970	1,717	1,730
Operating leases	1,616	1,483	1,681

Subtotal — sales, sales-type leases and operating leases	5,215	3,606	3,696
Joint revenue sharing arrangements	41,646	21,598	3,435

	$46,861	$25,204	$7,131

(d) Future Minimum Rental Payments
     Future minimum rental payments receivable from operating and sales-type leases at December 31, 2010, for each of the next five years are as follows:

	Operating Leases	Sales-Type Leases
2011	$2,041	$6,597
2012	1,962	5,565
2013	1,834	5,316
2014	1,747	4,965
2015	1,736	4,563
Thereafter	6,896	19,479

Total	$16,216	$46,485

     Total future minimum rental payments receivable from sales-type leases at December 31, 2010 exclude $3.5 million which represents amounts billed but not yet received.
5. Inventories

	As at December 31,
	2010	2009
Raw materials	$4,693	$4,045
Work-in-process	2,293	983
Finished goods	8,289	5,243

	$15,275	$10,271

     At December 31, 2010, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $3.2 million (December 31, 2009 — $1.6 million).
     Inventories at December 31, 2010 include provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $4.4 million (December 31, 2009 — $3.8 million).
6. Film Assets

	As at December 31,
	2010	2009
Completed and released films, net of accumulated amortization of $38,914 (2009 — $28,015)	$1,704	$1,897
Films in production	532	1,136
Films in development	213	185

	$2,449	$3,218

     The Company expects to amortize film costs of $1.6 million for released films within three years from December 31, 2010 (December 31, 2009 — $1.7 million). The amount of participation payments to third parties related to these films that the Company expects to pay during 2011 is $7.4 million (2010 — $5.0 million).

7. Property, Plant and Equipment

	As at December 31, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$86,249	$33,775	$52,474
Camera equipment(5)	6,355	6,008	347

	92,604	39,783	52,821

Assets under construction(3)	8,305	—	8,305

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	8,906	5,817
Office and production equipment(4)	27,172	23,454	3,718
Leasehold improvements	8,603	6,822	1,781

	52,091	39,182	12,909

	$153,000	$78,965	$74,035

	As at December 31, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$68,349	$30,240	$38,109
Camera equipment(5)	5,954	5,954	—

	74,303	36,194	38,109

Assets under construction(3)	3,700	—	3,700

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	8,404	6,319
Office and production equipment(4)	27,145	24,347	2,798
Leasehold improvements	8,421	6,120	2,301

	51,882	38,871	13,011

	$129,885	$75,065	$54,820

(1)	Included in theater system components are assets with costs of $19.9 million (2009 — $21.3 million) and accumulated depreciation of $19.0 million (2009 — $20.2 million) that are leased to customers under operating leases.

(2)	Included in theater system components are assets with costs of $62.8 million (2009 — $42.7 million) and accumulated depreciation of $12.0 million (2009 — $6.7 million) that are used in joint revenue sharing arrangements.

(3)	Included in assets under construction are components with costs of $6.2 million (2009 — $3.1 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.

(4)	Included in office and production equipment are assets under capital lease with costs of $1.5 million (2009 — $1.5 million) and accumulated depreciation of $1.4 million (2009 —$1.3 million).

(5)	Fully amortized camera equipment is still in use by the Company.

8. Other Assets

	As at December 31,
	2010	2009
Cash surrender value of life insurance policies	$—	$7,313
Commissions and other deferred selling expenses	3,349	2,828
Deferred charges on debt financing	1,174	1,489
Insurance recoveries	1,896	2,053
Foreign currency derivatives	1,913	1,389
Shelf registration fees	—	68
Investment in new business ventures	1,500	—
Equity-accounted investments	1,643	—
Other	875	—

	$12,350	$15,140

9. Income Taxes
     (a) Earnings (loss) from continuing operations before income taxes by tax jurisdiction are comprised of the following:

	Years Ended December 31,
	2010	2009	2008
Canada	$47,954	$4,833	$(42,285)
United States	2,088	497	7,723
Other	(554)	141	1,144

	$49,488	$5,471	$(33,418)

     (b) The (provision) recovery for income taxes related to income (loss) from continuing operations is comprised of the following:

	Years Ended December 31,
	2010	2009	2008
Current:
Canada	$(1,027)	$(104)	$(865)
Foreign	(1,465)	(162)	24

	(2,492)	(266)	(841)

Deferred:(1)
Canada	49,612	(8)	749
Foreign	4,664	—	—

	54,276	(8)	749

	$51,784	$(274)	$(92)

(1)	For the year ended December 31, 2010 the Company has released a valuation allowance of $54.8 million relating to the future utilization of deductible temporary differences, tax credits, and certain net operating loss carryforwards. Offsetting this recovery for income taxes is the deferred tax provision related to a partial pension settlement reclassed from other comprehensive income in the year of $0.5 million.

     (c) The (provision for) recovery of income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings (losses) due to the following:

	Years Ended December 31,
	2010	2009 (1)	2008 (1)
Income tax (provision) recovery at combined statutory rates	$(15,343)	$(1,806)	$11,225
Adjustments resulting from:
Non-taxable portion of capital gains and losses	—	142	—
Non-deductible stock based compensation	(1,713)	(704)	(467)
Other non-deductible/non-includable items	420	14	(131)
Decrease (increase) in valuation allowance relating to current year temporary differences	12,708	(7,327)	(11,560)
Decrease in valuation allowance relating to reversal of future temporary differences	54,793	—	—
Tax effect of pension settlement reclassed from other comprehensive income	(517)	—	—
Withholding and other taxes	(1,041)	(490)	(455)
Changes to tax reserves	13	413	(323)
US federal and state taxes	(1,465)	(107)	88
Income tax at different rates in foreign and other provincial jurisdictions	(374)	(76)	(648)
Impact of changes in future enacted tax rates on current year temporary differences	4,444	(259)	(1,877)
Carryforward of investment and other tax credits (non-refundable)	1,642	819	883
Effect of changes in legislation relating to enacted tax rate reductions	—	(3,652)	—
Effect of changes in legislation relating to foreign currency election	—	14,147	—
Effect of changes in legislation relating to tax credits	—	928	511
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	14	(2,216)	1,435
Expiration of losses and credits carried forward	(1,558)	(7)	(549)
Changes to deferred tax assets and liabilities resulting from foreign exchange	—	6	1,911
Tax effect of loss from equity-accounted investments	168	—	—
Other	(407)	(99)	(135)

Recovery (provision) for income taxes, as reported	$51,784	$(274)	$(92)

(1)	Prior years’ comparatives have been restated to conform to the current year’s presentation.
     (d) The net deferred income tax asset is comprised of the following:

	As at December 31,
	2010	2009
Net operating loss carryforwards	$16,245	$19,404
Investment tax credit and other tax credit carryforwards	4,837	5,186
Write-downs of other assets	651	651
Excess tax over accounting basis in property, plant and equipment and inventories	36,373	45,941
Accrued pension liability	4,799	7,887
Other accrued reserves	8,133	6,134

Total deferred income tax assets	71,038	85,203
Income recognition on net investment in leases	(6,167)	(7,639)
Other	180	(284)

	65,051	77,280
Valuation allowance	(7,929)	(77,280)

Net deferred income tax asset	$57,122	$—

     The gross deferred tax assets include a liability of $0.1 million relating to the remaining tax effect resulting from the Company’s defined benefit pension plan, the related actuarial gains and losses, and unrealized net gains on derivative instruments recorded in accumulated other comprehensive income.
     The Company has not provided Canadian taxes on cumulative earnings of non-Canadian affiliates and associated companies that have been reinvested indefinitely. Taxes are provided for earnings of non-Canadian affiliates and associated companies when the Company determines that such earnings are no longer indefinitely reinvested.
     (e) Estimated net operating loss carryforwards and estimated tax credit carryforwards expire as follows:

	Investment Tax
	Credits and
	Other	Net Operating
	Tax Credit	Loss
	Carryforwards	Carryforwards
2011	$—	$—
2012	—	—
2013	393	—
2014	—	9
2015	—	16
Thereafter	5,742	53,207

	$6,135	$53,232

     Estimated net operating loss carryforwards can be carried forward to reduce taxable income through to 2021. Investment tax credits and other tax credits can be carried forward to reduce income taxes payable through to 2030.
     As at December 31, 2010, the Company had approximately $21.7 million of U.S. consolidated federal tax net operating loss carryforwards and certain state tax net loss carryforwards. Realization of some or all of the benefit from these U.S. net tax operating losses is dependent on the absence of certain “ownership changes” of the Company’s common shares. An “ownership change,” as defined in the applicable federal income tax rules, would place possible limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income that the Company may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could significantly reduce or effectively eliminate the Company’s ability to use its U.S. net operating losses to offset any future taxable income.
     (f) Valuation allowance
     Based on the improvement of the Company’s operating results in 2009 and 2010 and the Company’s assessment of projected future results of operations, it was determined that realization of a deferred income tax benefit was more likely than not. As a result, the judgment about the need for a full valuation allowance against deferred tax assets has changed, and a reduction in the valuation allowance has been recorded as a benefit within the recovery for income taxes from continuing operations. The recovery for income taxes in the year ended December 31, 2010 includes a net income tax benefit of $54.8 million in continuing operations related to a decrease in the valuation allowance for the Company’s deferred tax assets and other tax adjustments. The net deferred income tax benefit during the year ended December 31, 2010 is primarily attributable to the estimated realization of deferred tax assets resulting from the utilization of future deductible temporary differences and certain net operating loss carryforwards and tax credits against future years’ taxable income. The Company also utilized an additional $12.7 million in tax benefits against current year income. During the year ended December 31, 2010, after considering all available evidence, both positive (including recent profits, projected future profitability, backlog, carryforward periods for utilization of net operating loss carryovers and tax credits, discretionary deductions and other factors) and negative (including cumulative losses in past years and other factors), it was concluded that the valuation allowance against the Company’s deferred tax assets should be reduced by approximately $54.8 million. The remaining $7.9 million balance in the valuation allowance as at December 31, 2010 is primarily attributable to certain U.S. federal and state net operating loss carryovers and federal tax credits that are likely to expire unutilized.

     (g) Uncertain tax positions
     In connection with the Company’s adoption of FIN 48, as of January 1, 2007, the Company recorded a net increase to its deficit of $2.1 million (including approximately $0.9 million related to accrued interest and penalties) related to the measurement of potential international withholding tax requirements and a decrease in reserves for income taxes. As at December 31, 2010 and December 31, 2009, the Company had total unrecognized tax benefits (including interest and penalties) of $4.4 million and $4.4 million, respectively, for international withholding taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

(In thousands of U.S. Dollars)
Balance at January 1, 2010	$3,237
Additions based on tax positions related to the current year	410
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(10)
Settlements	—
Reductions resulting from lapse of applicable statute of limitations	(418)

Balance at December 31, 2010	$3,219

     Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations rather than income tax expense. The Company recognized approximately $nil and $0.1 million in potential interest and penalties associated with unrecognized tax benefits for the years ended December 31, 2010 and December 31, 2009, respectively.
     The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada, the province of Ontario and the United States (including multiple states).
     The Company’s 2004 through 2010 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and the 2006 through 2010 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other on-going audits in various other jurisdictions that are not material to the financial statements.
10. Other Intangible Assets

	As at December 31, 2010
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$7,289	$4,852	$2,437
Other	250	250	—

	$7,539	$5,102	$2,437

	As at December 31, 2009
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$6,543	$4,452	$2,091
Intellectual property rights	100	49	51
Other	250	250	—

	$6,893	$4,751	$2,142

     The Company expects to amortize an average of $0.3 million for each of the next 5 years, respectively. Fully amortized other intangible assets are still in use by the Company.

     During 2010, the Company acquired $0.8 million in patents and trademarks. The net book value of these patents and trademarks was $0.8 million as at December 31, 2010. The weighted average amortization period for these additions was 10 years.
     During 2010, the Company disposed of its remaining intellectual property rights. The net book value of these intellectual property rights was $0.1 million as at December 31, 2009.
     During 2010, the Company incurred costs of $0.1 million to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses.
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
12. Credit Facility
     On November 16, 2009, the Company amended and restated the terms of its senior secured credit facility, which had been scheduled to mature on October 31, 2010. The amended and restated facility, as further amended by the parties on January 21, 2011 (the “Credit Facility”), with a scheduled maturity of October 31, 2013, has a maximum borrowing capacity of $75.0 million, consisting of a revolving loan facility subject to a borrowing base calculation (as described below) and including a sublimit of $20.0 million for letters of credit and a term loan of $35.0 million. Certain of the Company’s subsidiaries serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility. The Credit Facility is collateralized by a first priority security interest in all of the present and future assets of the Company and the Guarantors.
     The terms of the Credit Facility are set forth in the Amended and Restated Credit Agreement (the “Credit Agreement”), dated November 16, 2009, between the Company; Wells Fargo Capital Finance Corporation Canada (formerly Wachovia Capital Finance Corporation (Canada)), as agent, lender, sole lead arranger and sole bookrunner, (“Wells Fargo”); and Export Development Canada, as lender (“EDC”, together with Wells Fargo, the “Lenders”) and in various collateral and security documents entered into by the Company and the Guarantors. Each of the Guarantors has also entered into a guarantee in respect of the Company’s obligations under the Credit Facility.
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
     The revolving portion of the Credit Facility bears interest at either (i) LIBOR plus a margin of 2.75% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 1.25% per annum, at the Company’s option. The term loan portion of the Credit Facility bears interest at the Company’s option, at either (i) LIBOR plus a margin of 3.75% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 2.25% per annum. Under the Credit Facility, the effective interest rate for the year ended December 31, 2010 for the term loan portion was 4.06% (2009 — 4.09%) and 3.56% for the revolving portion (2009 — 2.29%).
     The Credit Facility provides that so long as the term loan remains outstanding, the Company will be required to maintain: (i) a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1 through December 31, 2010, and (ii) a ratio of funded debt to EBITDA of not more than 1.75:1 thereafter. If the Company repays the term loan in full, it will remain subject to such ratio requirements only if Excess Availability (as defined in the Credit Agreement) is less than $10.0 million or Cash and Excess Availability (as defined in the Credit Agreement) is less than $15.0 million. If Cash and Excess Availability is less than $25.0 million, the Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0; provided, however, that if the Company repays the term loan in full, it will remain subject to such ratio requirement only if Excess Availability is less than $10.0 million or Cash and Excess Availability is less than $15.0 million. At all times, under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. These amounts were $45.0 million and $75.4 million at December 31, 2010, respectively. The Company was in compliance with all of these requirements at December 31, 2010.
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
     Bank indebtedness includes the following:

	December 31,	December 31,
	2010	2009
Term Loan	$17,500	$35,000
Revolving Credit Facility	—	15,000

	$17,500	$50,000

     During 2010, the Company repaid $15.0 million of its remaining outstanding indebtedness under the revolving portion of the Credit Facility and $17.5 million of its term loan. Total amounts drawn and available under the Credit Facility at December 31, 2010, were $17.5 million and $40.0 million, respectively (December 31, 2009 — $50.0 million and $24.8 million, respectively).
     At December 31, 2010, the Company’s current borrowing capacity under the revolving portion of the Credit Facility was $40.0 million after deduction for the minimum Excess Availability reserve of $5.0 million. Outstanding borrowings and letters of credit and advance payment guarantees were $nil as at December 31, 2010. At December 31, 2009, the borrowing capacity was $24.8 million after deduction for outstanding borrowings of $15.0 million, letters of credit and advanced payment guarantees of $0.3 million and the minimum Excess Availability reserve of $5.0 million.
     In accordance with the loan agreement, the Company is obligated to make payments on the principal of the term loan as follows:

2011	$11,667
2012	5,833
2013	—
2014	—
2015	—
Thereafter	—

$17,500

Wells Fargo Foreign Exchange Facility
     Within the Credit Facility entered into on November 16, 2009, the Company has a $10.0 million sublimit to cover the Company’s settlement risk on its purchased foreign currency forward contracts and/or other swap arrangements as defined in the Credit Facility. The settlement risk on its foreign currency forward contracts was $nil as at December 31, 2010 as the fair value exceeded the notional value of the forward contracts. The Company can enter into such arrangements up to a notional amount of $50.0 million, of which $8.5 million is remaining.

Bank of Montreal Facilities
     As at December 31, 2010, the Company has available a $10.0 million facility (December 31, 2009 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at December 31, 2010, the Company has letters of credit outstanding of $2.4 million (2009 — $3.6 million) under the Bank of Montreal Facility.
     During 2009, the Company had available a $5.0 million facility solely used to cover the Company’s settlement risk on its purchased foreign currency forward contracts entered into prior to December 2009. The facility was fully insured by EDC. As at December 31, 2010, all of the foreign currency contracts subject to the $5.0 million facility have matured and the facility is no longer available to the Company. The settlement risk on its foreign currency forward contracts was $nil on December 31, 2009 as the fair value exceeded the notional value of the forward contracts.
13. Commitments
     (a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company under operating leases are as follows:

	Operating Leases	Capital Leases
2011	$5,673	$27
2012	5,390	23
2013	2,064	20
2014	879	—
2015	490	—
Thereafter	1,757	—

	$16,253	$70

     Rent expense was $4.8 million for 2010 (2009 — $4.9 million, 2008 — $5.1 million) net of sublease rental of $0.4 million (2009 — $0.4 million, 2008 — $0.2 million).
     Recorded in the accrued liabilities balance as at December 31, 2010 is $4.2 million (December 31, 2009 — $5.0 million) related to accrued rent and lease inducements being recognized as an offset to rent expense over the term of the lease.
     Purchase obligations under long-term supplier contracts as at December 31, 2010 were $13.6 million (December 31, 2009 — $9.3 million).
     (b) As at December 31, 2010 the Company has letters of credit and advance payment guarantees secured by the Credit Facility of $nil (December 31, 2009 — $0.3 million) outstanding. As at December 31, 2010 the Company also has letters of credit outstanding of $2.4 million as compared to $3.6 million as at December 31, 2009, under the Bank of Montreal Facility.
     (c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At December 31, 2010, $1.5 million (December 31, 2009—$0.6 million) of commissions have been accrued and will be payable in future periods.
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
     (d) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 and July 20, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on December 10, 2007. On September 16, 2008, the Court issued a memorandum opinion and order, denying the motion. On October 6, 2008, the defendants filed an answer to the amended complaint. On October 31, 2008, the plaintiffs filed a motion for class certification. Fact discovery on the merits commenced on November 14, 2008. On March 13, 2009, the Court granted a second prospective lead plaintiff’s request to file a motion for reconsideration of the Court’s order naming Westchester Capital Management, Inc. as the lead plaintiff and issued an order denying without prejudice plaintiff’s class certification motion pending resolution of the motion for reconsideration. On June 29, 2009, the Court granted the motion for reconsideration and appointed Snow Capital Investment Partners, L.P. as the lead plaintiff and Coughlin Stoia Geller Rudman & Robbins LLP as lead plaintiff’s counsel. Westchester Capital Management, Inc. appealed this decision, but the U.S. Court of Appeals for the Second Circuit denied its petition on October 1, 2009. On April 22, 2010, the new lead plaintiff filed its motion for class certification, defendants filed their oppositions to the motion on June 10, 2010, and plaintiff filed its reply on July 30, 2010. On December 20, 2010, the Court denied Snow Capital Investment Partners’ motion and ordered that all applications to be appointed lead plaintiff must be filed within 20 days of the decision. Two applications for lead plaintiff were filed, on January 10, 2011 and January 12, 2011, respectively. The lawsuit is at an early stage and as a result the Company is not able to estimate a potential loss exposure at this time. The Company will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.
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
     (g) In a related matter, on December 21, 2007, U.S. Bank National Association, trustee under the Indenture, filed a complaint in the Supreme Court of the State of New York against the Company and Catalyst, requesting a declaration that the theory of default asserted by Catalyst before the Ontario Superior Court of Justice is without merit and further that Catalyst has failed to satisfy certain prerequisites to bondholder action, which are contained in the Indenture (the “U.S. Bank Action”). On February 22, 2008, Catalyst served a Verified Answer to the U.S. Bank Action and filed several cross-claims (the “Cross-Claims”) against the Company in the same proceeding. On January 16, 2009, the Company moved for summary judgment, seeking a ruling that the Company satisfied the terms of the declaratory relief requested by the Trustee and the dismissal of the Cross-Claims. On April 27, 2009, the Court granted the Company’s motion for summary judgment, disposing of the Cross-Claims. On May 7, 2009, Catalyst filed a notice preserving for a period of nine months its right to appeal the Court’s ruling on summary judgment. The time for Catalyst to perfect its appeal has now expired.

     (h) On November 4, 2009, Cinemark USA, Inc. (“Cinemark”) filed a complaint in the United States District Court for the Eastern District of Texas against the Company seeking a declaratory judgment that Cinemark is not infringing certain of the Company’s patents related to theater geometry and that such patents are invalid. On December 22, 2010, the Company and Cinemark entered into a Settlement Agreement in which they agreed to dismiss the Texas action with prejudice. As part of the settlement, the Company and Cinemark also agreed to enter into a purchase agreement pursuant to which Cinemark agreed to purchase two IMAX digital theater systems and to upgrade six of its IMAX film-based theaters to IMAX digital theaters. On January 13, 2011, the Court granted the parties’ joint motion to dismiss with prejudice.
     (i) On November 12, 2009, the Company filed a complaint in the Supreme Court of New York against Cinemark alleging breach of contract, fraud, tortious interference with existing and prospective economic relations, breach of the implied warranty of good faith and fair dealing, misappropriation of trade secrets, unjust enrichment and deliberate acts of bad faith in connection with the introduction and operation of a new Cinemark theater prototype. The lawsuit was removed to federal court in New York and the tort claims were dismissed without prejudice to the Company’s right to replead those claims. On December 22, 2010, the Company and Cinemark entered into a Settlement Agreement in which they agreed to dismiss the New York action with prejudice. As part of the settlement, the Company and Cinemark also agreed to enter into a purchase agreement pursuant to which Cinemark agreed to purchase two IMAX digital theater systems and to upgrade six of its IMAX film-based theaters to IMAX digital theaters. On January 4, 2011, the Company filed a voluntary stipulation of dismissal. The matter is now closed.
     (j) In November 2009, the Company filed suit against Sanborn Theatres (“Sanborn”) in the United States District Court for the Central District of California alleging breach of Sanborn’s agreement to make payments for the purchase of two IMAX theater systems from the Company and seeking $1.7 million in compensatory damages. After granting Sanborn notice of default in connection with the failure to make required payments under the agreement and upon Sanborn’s failure to cure, the Company terminated its agreement with Sanborn. On May 11, 2010, Sanborn filed suit against the Company and AMC Entertainment Inc. (“AMC Entertainment”) and Regal Cinemas, Inc. (“Regal”) in the U.S. District Court for the Central District of California alleging breach of contract, fraud and unfair competition against the Company and alleging intentional interference with contractual relations against AMC Entertainment and Regal. The lawsuits are at early stages and as a result the Company is not able to estimate a potential loss exposure, if any, at this time. The Company will vigorously prosecute its claims and defenses in both matters, although no assurances can be given with respect to the outcome of such proceedings.
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
Product Warranties
     The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the consolidated balance sheet:

	As at December 31,
	2010	2009
Balance at the beginning of the year	$36	$33
Warranty redemptions	(87)	(41)
Warranties issued	211	115
Revisions	—	(71)

Balance at the end of the year	$160	$36

Director/Officer Indemnifications
     The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the consolidated balance sheet as at December 31, 2010 and December 31, 2009 with respect to this indemnity.
Other Indemnification Agreements
     In the normal course of the Company’s operations, the Company provides indemnifications to counterparties in transactions such as: theater system lease and sale agreements and the supervision of installation or servicing of the theater systems; film production, exhibition and distribution agreements; real property lease agreements; and employment agreements. These indemnification agreements require the Company to compensate the counterparties for costs incurred as a result of litigation claims that may be suffered by the counterparty as a consequence of the transaction or the Company’s breach or non-performance under these agreements. While the terms of these indemnification agreements vary based upon the contract, they normally extend for the life of the agreements. A small number of agreements do not provide for any limit on the maximum potential amount of indemnification; however, virtually all of the Company’s system lease and sale agreements limit such maximum potential liability to the purchase price of the system. The fact that the maximum potential amount of indemnification required by the Company is not specified in some cases prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. During the second quarter of 2009, the Company provided an indemnity to a third party in connection with a terminated service arrangement. Historically, the Company has not made any significant payments under such indemnifications and less than $0.1 million has been accrued in the consolidated financial statements with respect to the contingent aspect of these indemnities.
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
(b) Changes during the Year
     In 2010, the Company issued 1,313,599 (2009 — 1,306,637, 2008 — 341,110) common shares pursuant to the exercise of stock options for cash proceeds of $8.3 million (2009 — $6.3 million, 2008 — $1.2 million).

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
(c) Stock-Based Compensation
     The Company has five stock-based compensation plans that are described below. The compensation costs recorded in the consolidated statement of operations for these plans were $27.7 million in 2010 (2009 — $17.7 million, 2008 — $1.5 million). Total stock-based compensation expense related to nonvested employee stock-based payment awards not yet recognized at December 31, 2010 and the weighted average period over which the awards are expected to be recognized is $18.0 million and 2.7 years, respectively (2009 —$6.8 million and 3.8 years, 2008 — $4.5 million and 3.2 years).
Stock Option Plan
     The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants. The Company recorded an expense of $4.1 million in 2010 (2009 — $2.1 million, 2008 — $0.9 million), related to grants issued to employees and directors in the plan. No income tax benefit is recorded in the consolidated statement of operations for these costs.
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
     The weighted average fair value of all common share options, granted to employees and directors in 2010 at the measurement date was $8.01 per share (2009 — $4.45 per share, 2008 — $1.72 per share). For the years ended December 31, the following assumptions were used:

	2010	2009	2008
Average risk-free interest rate	3.18%	3.14%	2.68%
Expected option life (in years)	2.82 - 5.41	4.94 - 5.85	3.49 - 5.85
Expected volatility	50% - 61%	62%	61% - 62%
Annual termination probability	0% - 9.69%	0% - 10.30%	9.52% - 11.20%
Dividend yield	0%	0%	0%
     As at December 31, 2010, the Company has reserved a total of 12,829,115 (December 31, 2009— 12,566,395) common shares for future issuance under the Stock Option Plan, of which options in respect of 6,743,272 common shares are outstanding December 31, 2010. All awards of stock options are made at fair market value of the Company’s common shares on the date of grant. The fair market value of a Common Share on a given date means the higher of the closing price of a Common Share on the grant date (or the most recent trading date if the grant date is not a trading date) on the NYSE, the TSX and such national exchange, as may be designated by the Company’s Board of Directors (the “Fair Market Value”). The options generally vest between one and 5 years and expire 10 years or less from the date granted. The Stock Option Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan and upon certain conditions. At December 31, 2010, options in respect of 3,090,755 common shares were vested and exercisable.

     The following table summarizes certain information in respect of all option activity under the Stock Option Plan:

				Weighted Average Exercise
	Number of Shares			Price Per Share
	2010	2009	2008	2010	2009	2008
Options outstanding, beginning of year	6,173,795	6,686,182	5,908,080	$6.52	$5.97	$6.71
Granted	2,001,703	1,051,217	1,472,038	21.72	10.00	4.47
Exercised	(1,313,599)	(1,306,637)	(341,110)	6.30	4.85	3.52
Forfeited	(23,825)	(35,488)	(84,608)	8.35	6.48	5.83
Expired	(94,802)	(212,229)	(158,000)	26.08	16.18	23.95
Cancelled	—	(9,250)	(110,218)	—	18.51	7.51

Options outstanding, end of period	6,743,272	6,173,795	6,686,182	10.79	6.52	5.97

Options exercisable, end of period	3,090,755	3,618,618	4,451,715	5.64	6.22	6.50

     In 2010, the Company did not cancel any stock options from its Stock Option Plan (2009 — 9,250, 2008 — 110,218) surrendered by Company employees. Compensation cost which is fully recognized at the cancellation date was not reversed for options cancelled in 2009 and 2008.
     As at December 31, 2010, 6,325,114 options were fully vested or are expected to vest with a weighted average exercise price of $10.83, aggregate intrinsic value of $109.2 million and weighted average remaining contractual life of 4.9 years. As at December 31, 2010, options that are exercisable have an intrinsic value of $69.3 million and a weighted average remaining contractual life of 3.1 years. The intrinsic value of options exercised in 2010 was $15.0 million (2009 — $5.8 million, 2008 — $1.2 million).
Options to Non-Employees
     During 2010, an aggregate of 135,217 (2009 — 100,000, 2008 — 119,875) common share options to purchase the Company’s common stock with an average exercise price of $15.92 (2009 — $4.05, 2008 — $4.50) were granted to certain advisors and strategic partners of the Company. Of these grants, 20,000 common share options are subject to vesting based on a performance commitment which has not been completed as at December 31, 2010 and no expense has been recorded. These options have a maximum contractual life of 10 years or less. The option vesting ranges from immediately to five years. These options were granted under the Stock Option Plan.
     As at December 31, 2010 non-employee options outstanding amounted to 132,168 options (2009 — 219,768, 2008 — 323,314) with a weighted average exercise price of $13.53 (2009 — $7.05, 2008 — $6.33). 4,500 options (2009 — 154,434, 2008 — 296,584) were exercisable with an average weighted exercise price of $14.60 (2009 — $8.31, 2008 — $6.49) and the vested options have an aggregate intrinsic value of $0.1 million (2009 — $0.8 million, 2008 — $nil). The weighted average fair value of options granted to non-employees during 2010 at the measurement date was $12.71 per share (2009 — $2.34 per share, 2008 — $2.58 per share), utilizing a Binomial Model with the following underlying assumptions:

	Years Ended December 31
	2010		2009		2007
Average risk-free interest rate	2.09%		2.03%		1.71%
Contractual option life	1.70 - 6.25	years	6	years	6	years
Average expected volatility	50% - 61%		62%		62%
Dividend yield	0%		0%		0%

     In 2010, the Company recorded a charge of $1.8 million, (2009 — $0.2 million 2008 — $0.6 million) to costs and expenses applicable to revenues — services and selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is $1.5 million for non-employee stock options granted or to be granted.
Restricted Common Shares
     Under the terms of certain employment agreements dated July 12, 2000, the Company was required to issue either 160,000 restricted common shares or pay their cash equivalent upon request by the employees at any time. The Company accounted for the obligation as a liability, which is classified within accrued liabilities. In December 2010, upon request by the employees, the Company paid $4.2 million in cash to settle the equivalent of the remaining 160,000 restricted common shares under these agreements. The Company recorded an expense of $2.0 million in 2010 (2009 — $1.4 million expense, 2008 — $0.4 million recovery), due to the changes in the Company’s stock price during the period. The aggregate intrinsic value of the awards outstanding at December 31, 2010 is $nil (December 31, 2009 — $2.1 million).
Stock Appreciation Rights
     There were no stock appreciation rights (“SARs”) granted during 2010 and 2009. During 2007, 2,280,000 SARs with a weighted average exercise price of $6.20 per right were granted to certain Company executives. For the year ended December 31, 2010, 877,500 SARs were cash settled for $10.3 million. The average exercise price for the settled SARs for the year ended December 31, 2010 was $5.91 per SAR. As at December 31, 2010, 1,132,500 SARs were outstanding, of which 1,099,500 SARs were exercisable. None of the SARs were forfeited, cancelled, or expired for the years ended December 31, 2010 and 2009. The SARs vesting period ranges from immediately upon granting to 5 years, with a remaining contractual life ranging from 5.00 to 7.01 years as at December 31, 2010. The outstanding SARs had an average fair value of $21.21 per right as at December 31, 2010 (December 31, 2009 — $7.37). The Company accounts for the obligation of these SARs as a liability (December 31, 2010 — $23.7 million, December 31, 2009 — $14.1 million), which is classified within accrued liabilities. The Company has recorded a $19.8 million expense for 2010 (2009 — $14.0 million, 2008 — $0.4 million) to selling, general and administrative expenses related to these SARs. The following assumptions were used for measuring the fair value of the SARs:

	As at December 31,
	2010	2009
Average risk-free interest rate	0.65%	1.17%
Expected option life (in years)	0.24 to 2.51	0.15 to 3.48
Expected volatility	50% to 61%	62%
Annual termination probability	0% - 8.31%	0% - 9.69%
Dividend yield	0%	0%
Warrants
     There were no warrants issued or outstanding during 2010 or 2009.

(d) Earnings (loss) per share
     Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Years Ended December 31,
	2010	2009	2008
Net earnings (loss) from continuing operations applicable to common shareholders	$100,779	$5,197	$(33,510)

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	62,831,974	43,490,631	40,423,074
Weighted average number of shares issued during the period	743,499	9,330,152	1,970,011

Weighted average number of shares used in computing basic earnings per share	63,575,473	52,820,783	42,393,085
Assumed exercise of stock options, net of shares assumed	3,108,130	1,697,358	—

Weighted average number of shares used in computing diluted earnings per share	66,683,603	54,518,141	42,393,085

     The calculation of diluted earnings (loss) per share for 2008 excludes 1,206,050 shares that are issuable upon exercise of stock options, net of shares assumed as the impact of these exercises would be antidilutive.
16. Consolidated Statements of Operations Supplemental Information
(a) Other Revenues
     The Company enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater systems. During the period of time between signing and theater system installation, certain customers each year are unable to, or elect not to, proceed with the theater system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and/or the Company may terminate the arrangement by default or by entering into a consensual buyout. In these situations the parties are released from their future obligations under the arrangement, and the initial payments that the customer previously made to the Company are typically not refunded and are recognized as Other Revenues. In addition, the Company enters into agreements with customers to terminate their obligations for additional theater system configurations, which were in the Company’s backlog. Included in Other Revenues are the following types of settlement arrangements:

	Years Ended December 31,
	2010	2009	2008
Theater system configuration conversions	$—	$136	$—
Consensual buyouts	400	1,726	881

	$400	$1,862	$881

(b) Foreign Exchange
     Included in selling, general and administrative expenses for the December 31, 2010 is a $1.5 million gain, for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts compared with a gain of $2.9 million for the year ended December 31, 2009 and a $0.7 million expense for the year ended December 31, 2008, respectively. See note 21(d) for additional information.
(c) Collaborative Arrangements

     Joint Revenue Sharing Arrangements
     In a joint revenue sharing arrangement, the Company receives a portion of a theater’s box-office and concession revenues, in exchange for placing a theater system at the theater operator’s venue. Under joint revenue sharing arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s joint revenue sharing arrangements are typically non-cancellable for 7 to 10 years with renewal provisions. Title to equipment under joint revenue sharing arrangements does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the theater systems commencing on the date specified in the arrangement’s shipping terms and ending on the date the theater systems are delivered back to the Company.
     The Company has signed joint revenue sharing agreements with 14 exhibitors for a total of 230 theater systems, of which 171 theaters were operating as at December 31, 2010, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(n).
     Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Rentals revenue and for the December 31, 2010 amounted to $41.8 million (2009 — $21.6 million, 2008 — $3.4 million).
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
     In 2010, 16 IMAX DMR films were exhibited through the IMAX theater network.
     Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for December 31, 2010 amounted to $63.5 million (2009 — $35.6 million, 2008 — $17.9 million).
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
     As at December 31, 2010, the Company has 2 significant co-produced film arrangements which make up greater than 50% of the VIE total assets and liabilities balance of $11.1 million and 2 other co-produced film arrangements, the terms of which are similar.
     In 2010, amounts totaling $7.7 million (2009 —$6.4 million, 2008 — $3.8 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.
17. Receivable Provisions, Net of Recoveries

	Years Ended December 31,
	2010	2009	2008
Accounts receivable provisions, net of recoveries	$499	$127	$382
Financing receivables, net of recoveries	944	940	1,595

Receivable provisions, net of recoveries	$1,443	$1,067	$1,977

18. Asset Impairments

	Years Ended December 31,
	2010	2009	2008
Property, plant and equipment	$45	$180	$—

Total	$45	$180	$—

The Company recorded an asset impairment charge of less than $0.1 million against property, plant and equipment after the Company assessed the carrying value of certain groups in light of their future expected cash flows (2009 — $0.2 million, 2008 — $nil).
19. Consolidated Statements of Cash Flows Supplemental Information
     (a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Years Ended December 31,
	2010	2009	2008
Decrease (increase) in:
Accounts receivable	$(2,423)	$(13,444)	$1,944
Financing receivables	(11,874)	(7,162)	(199)
Inventories	(3,828)	10,082	837
Prepaid expenses	(223)	(686)	189
Commissions and other deferred selling expenses	(432)	708	(749)
Insurance recoveries	156	694	(122)
Other assets	(25)	—	—
Increase (decrease) in:
Accounts payable	100	1,500	145
Accrued and other liabilities (1)	(25,823)	(42)	(2,487)
Deferred revenue	15,690	(13,535)	12,367

	$(28,682)	$(21,885)	$11,925

(1)	Decrease in accruals largely due to a payment of pension benefits in the amount of $14.7 million and payments of $14.5 million in variable stock-based compensation.
     (b) Cash payments made on account of:

	Years Ended December 31,
	2010	2009	2008
Income taxes	$682	$519	$518

Interest	$1,719	$13,864	$15,961

     (c) Depreciation and amortization are comprised of the following:

	Years Ended December 31,
	2010	2009	2008
Film assets (1)	$10,900	$8,592	$8,305
Property, plant and equipment
Joint revenue sharing arrangements	5,315	4,625	3,512
Other property, plant and equipment	3,525	4,156	4,255
Other intangible assets	448	546	526
Other assets	7	—	—
Deferred financing costs	341	1,132	1,420

	$20,536	$19,051	$18,018

(1)	Included in film asset amortization is a charge of less than $0.1 million (2009 — $0.2 million, 2008 — $2.1 million) relating to changes in estimates based on the ultimate recoverability of future films.
     (d) Write-downs, net of recoveries, are comprised of the following:

	Years Ended December 31,
	2010	2009	2008
Asset impairments
Property, plant and equipment(1)	$45	$180	$—
Other significant charges
Accounts receivables	499	127	382
Financing receivables	944	1,377	1,595
Inventories(2)	998	897	2,489
Other intangible assets	65	—	—

	$2,551	$2,581	$4,466

Inventory Charges
Recorded in costs and expenses applicable to revenues — product & equip. sales	$827	$48	$2,396
Recorded in costs and expenses applicable to revenues — services	172	849	93

	$999	$897	$2,489

(1)	The Company reclassified the owned and operated Vancouver and Tempe IMAX theaters’ operations from continuing operations to discontinued operations as it does not anticipate having significant future cash flows from these theaters or any involvement in the day to day operations of these theaters.

(2)	In 2010, the Company recorded a charge of $1.0 million (2009 — $0.9 million, 2008 — $2.5 million, respectively) in costs and expenses applicable to revenues, primarily for its film-based projector inventories due to lower net realizable values resulting from the Company’s development of a digital projection system. Specifically, IMAX systems includes inventory write-downs of $0.8 million (2009 — less than $0.1 million, 2008 — $2.4 million). Theater system maintenance includes inventory write-downs of $0.2 million (2009 — $0.8 million, 2008 — $0.1 million).

20. Segmented Information
     The Company has 8 reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases IMAX theater projection system equipment. The theater system maintenance segment maintains IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment provides IMAX theater projection system equipment to an exhibitor in exchange for a share of the box-office and concession revenues. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment operates certain IMAX theaters. The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2.
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
     Transactions between the other segments are not significant.
     (a) Operating Segments

	Years Ended December 31,
	2010	2009	2008
Revenue(1)
IMAX systems	$76,004	$64,504	$34,783
Theater system maintenance	21,444	18,246	16,331
Joint revenue sharing arrangements	41,757	21,598	3,435
Films
Production and IMAX DMR	63,462	35,648	17,944
Distribution	17,937	12,365	9,559
Post-production	7,702	3,604	6,929
Theater operations(2)	13,366	11,810	10,532
Other	6,942	3,436	3,205

Total	$248,614	$171,211	$102,718

Gross margins
IMAX systems(3)(5)	$43,983	35,516	18,374
Theater system maintenance(3)	10,084	8,361	7,117
Joint revenue sharing arrangements(4)(5)	31,703	13,261	(1,865)
Films
Production and IMAX DMR(5)	41,159	19,979	6,992
Distribution(5)	5,205	2,147	3,120
Post-production	2,891	939	3,451
Theater operations(2)	1,147	649	(39)
Other	1,480	700	403

Total	$137,652	$81,552	$37,553

	Years Ended December 31,
	2010	2009	2008
Depreciation and amortization
IMAX systems	$2,253	$4,133	$4,507
Theater systems maintenance	—	191	149
Joint revenue sharing arrangements	5,322	4,625	3,512
Films
Production and IMAX DMR	10,360	9,338	9,040
Distribution	1,334	229	309
Post-production	588	456	416
Theater operations(2)	78	79	85
Other	54	—	—
Corporate and other non-segment specific assets	547	—	—

Total	$20,536	$19,051	$18,018

	Years Ended December 31,
	2010	2009	2008
Asset Impairments and Write-Downs, Net of Recoveries
IMAX systems	$2,271	$1,734	$4,373
Theater systems maintenance	171	847	93
Films
Production and IMAX DMR	64	—	—
Theater operations(2)	45	—	—

Total	$2,551	$2,581	$4,466

	Years Ended December 31,
	2010	2009	2008
Purchase of property, plant and equipment
IMAX systems	$3,441	$862	$1,575
Theater system maintenance	18	12	22
Joint revenue sharing arrangements	21,275	25,072	18,478
Films
Production and IMAX DMR	450	313	571
Distribution	90	63	114
Post-production	514	131	362
Theater operation	98	45	161
Other	443	—	—
Corporate and other non-segment specific assets	284	—	—

Total	$26,613	$26,498	$21,283

	As at December 31,
	2010	2009
Assets
IMAX systems	$119,708	$98,530	(6)
Theater system maintenance	13,548	12,415	(6)
Joint revenue sharing arrangements	81,376	62,812	(6)
Films
Production and IMAX DMR	17,229	15,357
Distribution	5,313	5,688
Post-production	2,877	7,554
Theater operations	582	776
Other	1,785	1,864
Corporate and other non-segment specific assets	106,670	42,549

Total	$349,088	$247,545

(1)	The Company’s two largest customers as at December 31, 2010 collectively represent 16.9% of total revenues (2009 — 14.5, 2008 — 4.9%).

(2)	In 2009, the Company closed its operated Vancouver and Tempe IMAX theaters and reclassified the operations from continuing operations to discontinued operations.

(3)	Includes a charge of $1.0 million in 2010 (2009 — $0.9 million, 2008 — $2.5 million), in costs and expenses applicable to revenues, primarily for film-based projector inventories. Specifically, IMAX systems includes inventory write-downs of $0.8 million in 2010 (2009 — less than $0.1 million, 2008 — $2.4 million). Theater system maintenance includes inventory write-downs of $0.2 million in 2010 (2009 — $0.8 million, 2008 — $0.1 million).

(4)	The Company adjusted the estimated useful life of its IMAX digital projection systems in use for those joint revenue sharing theaters, on a prospective basis, to reflect the change in term from 7 years to 10 years. This resulted in decreased depreciation expense of $1.0 million in 2010. Previously, the Company adjusted the estimated useful life of its film-based IMAX MPX projection systems in use by existing joint revenue sharing theaters, on a prospective basis, to reflect the Company’s accelerated transition to a digital projection system for these theaters resulting in increased depreciation expense of less than $0.1 million and $1.5 million in 2009 and 2008, respectively.

(5)	IMAX systems includes commission costs of $1.9 million, $2.0 million and $1.0 million in 2010, 2009 and 2008, respectively. Joint revenue sharing arrangements includes advertising, marketing, and selling costs of $4.2 million, $3.4 million and $1.8 million in 2010, 2009 and 2008, respectively. Production and DMR includes marketing costs of $2.1 million, $1.6 million and $0.9 million in 2010, 2009 and 2008, respectively. Distribution includes marketing costs of $0.7 million, $0.8 million and $0.7 million in 2010, 2009 and 2008, respectively.

(6)	As a result of the classification of theater system maintenance and joint revenue sharing arrangement segments in 2008, goodwill was reallocated on a relative fair market value basis to the IMAX systems segment, theater system maintenance segment and joint revenue sharing arrangements segment. Goodwill had previously been wholly allocated to the IMAX systems segment.

(b) Geographic Information
Revenue by geographic area is based on the location of the theater.

	Years Ended December 31,
	2010	2009	2008
Revenue
Canada	$5,683	$4,592	$3,131
United States	168,781	106,715	66,390
Russia and the CIS	14,640	3,771	3,830
Western Europe	18,805	9,150	9,292
Rest of Europe	2,640	3,063	1,338
Asia (excluding China)	11,082	6,610	5,030
Greater China	17,604	17,907	3,861
Mexico	2,611	5,163	5,000
Rest of World	6,768	14,240	4,846

Total	$248,614	$171,211	$102,718

     No single country in the Rest of the World, Western Europe or Asia (excluding China) classifications comprises more than 5% of total revenue.

	As at December 31,
	2010	2009
Property, plant and equipment
Canada	$22,881	$14,931
United States	42,756	35,358
Western Europe	2,679	1,030
Rest of Europe	656	698
Japan	3,220	1,553
Rest of World	1,843	1,250

Total	$74,035	$54,820

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
(b) Fair Value Measurements
     The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments at December 31, are comprised of the following:

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Borrowings under Credit Facility	$17,500	$17,500	$50,000	$50,000
Financed sales receivable	$43,620	$43,615	$22,479	$22,745
Net investment in sales-type leases	$29,981	$32,613	$40,106	$40,910
Foreign exchange contracts — designated forwards	$664	$664	$532	$532
Foreign exchange contracts — non-designated forwards	$1,249	$1,249	$857	$857
     The carrying value of borrowings under the Credit Facility approximates fair value as the interest rates offered under the Credit Facility are close to December 31, 2010 and 2009 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2010.
     The estimated fair values of the Financed sales receivable and Net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2010 and 2009.
     The fair value of foreign currency derivatives are determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) for identical instruments at the measurement date. These identical instruments are traded on a closed exchange.
(c) Financing Receivables
     The Company’s net investment in leases and its financed sale receivables are subject to the disclosure requirements of ASC 310 “Receivables”. Due to differing risk profiles of its net investment in leases and its financed sales receivables, the Company views its net investment in leases and its financed sale receivables as separate classes of financing receivables. The Company does not aggregate financing receivables to assess impairment.
     The Company monitors the credit quality of each customer on a frequent basis through collections and aging analyses. The Company also holds meetings monthly in order to identify credit concerns and whether a change in credit quality classification is required for the customer. A customer may improve in their credit quality classification once a substantial payment is made on overdue balances or the customer has agreed to a payment plan with the Company and payments have commenced in accordance to the payment plan. The change in credit quality indicator is dependant upon management approval.
     The Company classifies its customers into three categories to indicate their credit quality internally:
     Good standing — Theater continues to be in good standing with the Company as the client’s payments and reporting are up-to-date.
     Pre-approved transactions only — Theater operator has begun to demonstrate a delay in payments with little or no communication with the Company. All service or shipments to the theater must be reviewed and approved by management. These financing receivables are considered to be in better condition than those receivables related to theaters in the “All transactions suspended” category, but not in as good of condition as those receivables in “Good standing”. Depending on the individual facts and circumstances of each customer, finance income recognition may be suspended if management believes the receivable to be impaired.
     All transactions suspended — Theater is severely delinquent, non-responsive or not negotiating in good faith with the Company. Once a theater is classified as “All transactions suspended”, the theater is placed on nonaccrual status and all revenue recognitions related to the theater are stopped.
     The following table discloses the recorded investment in financing receivables by credit quality indicator as at December 31, 2010:

	Net	Net Financed
	Investment	Sales
	in Leases	Receivables	Total
In good standing	$26,839	$42,528	$69,367
Pre-approved transactions	2,939	649	3,588
Transactions suspended	5,041	509	5,550

	$34,819	$43,686	$78,505

     While recognition of finance income is suspended, payments received by a customer are applied against the outstanding balance owed. If payments are sufficient to cover any unreserved receivables, a recovery of provision taken on the billed amount, if applicable, is recorded to the extent of the residual cash received. Once the collectibility issues are resolved and the customer has returned to being in good standing, the Company will resume recognition of finance income.
     The Company’s investment in financing receivables on nonaccrual status as at December 31, 2010 is as follows:

	Recorded	Related
	Investment	Allowance
Net investment in leases	$6,228	$(4,505)
Net financed sales receivables	251	(66)

Total	$6,479	$(4,571)

     The Company considers financing receivables with aging between 60-89 days as indications of theaters with potential collection concerns. The Company will begin to focus its review on these financing receivables and increase its discussions internally and with the theater regarding payment status. Once a theater’s aging exceeds 90 days, the Company’s policy is to review and assess collectibility on theater’s past due accounts. Over 90 days past due is used by the Company as an indicator of potential impairment as invoices up to 90 days outstanding could be considered reasonable due to the time required for dispute resolution or for the provision of further information or supporting documentation to the customer.
     The Company’s aged financing receivables are as follows:

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	30-89 Days	90+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$602	$287	$2,012	$2,901	$31,918	$34,819	$(4,838)	$29,981
Net financed sales receivables	646	349	366	1,361	42,325	43,686	(66)	43,620

Total	$1,248	$636	$2,378	$4,262	$74,243	$78,505	$(4,904)	$73,601

     The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

					Related		Recorded
				Billed	Unbilled		Investment
				Financing	Recorded	Related	Past Due
	Current	30-89 Days	90+ Days	Receivables	Investment	Allowance	and Accruing
Net investment in leases	$88	$97	$730	$915	$2,207	$(333)	$2,789
Net financed sales receivables	100	161	197	458	6,094	—	6,552

Total	$188	$258	$927	$1,373	$8,301	$(333)	$9,341

     The Company considers financing receivables to be impaired when it believes it to be probable that it will not recover the full amount of principal and interest owing under the arrangement. The Company uses its knowledge of the industry and economic trends, as well as its prior experiences to determine the amount recoverable for impaired financing receivables. The following table discloses information regarding the Company’s impaired financing receivables:

	Impaired Financing Receivables
	For the Year Ended December 31, 2010
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowanced	Investment	Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	246	5	(66)	246	—

Total recorded investment in impaired loans:

Net financed sales receivables	$246	$5	$(66)	$246	$—

(d) Foreign Exchange Risk Management
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
     The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at December 31, 2010 (the “Foreign Currency Hedges”), with settlement dates throughout 2011. In addition, at December 31, 2010, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered Foreign Currency Hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income (“OCI”) and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations.
     The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s consolidated financial statements:

     Notional value of foreign exchange contracts:

	As at December 31,
	2010	2009
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$12,671	$2,815

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	28,842	4,500

	$41,513	$7,315

     Fair value of foreign exchange contracts:

		As at December 31,
	Balance Sheet Location	2010	2009
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$664	$532

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	1,249	857

		$1,913	$1,389

     Derivatives in Foreign Currency Hedging relationships for the:

		Years Ended December 31,
		2010	2009	2008
Foreign exchange contracts — Forwards	Derivative Gain Recognized in OCI (Effective Portion)	$797	$1,656	$172

		$797	$1,656	$172

	Location of Derivative Gain
	Reclassified from
	AOCI into Income	Years Ended December 31,
	(Effective Portion)	2010	2009	2008
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$665	$1,296	$—

		$665	$1,296	$—

     Non Designated Derivatives in Foreign Currency relationships for the:

		Years Ended December 31,
	Location of Derivative Gain	2010	2009	2008
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$2,036	$2,257	$226

		$2,036	$2,257	$226

(e) Investments in New Business Ventures
     The Company accounts for investments in new business ventures using the guidance of ASC 323 Investments — Equity Method and Joint Ventures (“ASC 323”) and ASC 320 Investments in Debt and Equity Securities (“ASC 320”), as appropriate. At December 31, 2010, the equity method of accounting is being utilized for an investment with a carrying value of $1.6 million. The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. In addition, during the year, the Company made an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under ASC 320 and is recorded at its fair value of $1.5 million at December 31, 2010 (December 31, 2009 — $nil). This investment is classified as an available-for-sale investment. The total carrying value of investments in new business ventures at December 31, 2010 and December 31, 2009 is $3.1 million and $nil, respectively, and is recorded in Other Assets.
22. Employees Pension and Postretirement Benefits
 (a) Defined Benefit Plan
     The Company has an unfunded U.S. defined benefit pension plan, the SERP, covering Richard L. Gelfond, CEO of the Company and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at December 31, 2010, the benefits of Mr. Gelfond were 100% vested. Upon a termination for cause, prior to a change of control, the executive shall forfeit any and all benefits to which such executive may have been entitled, whether or not vested.
     Under the terms of the SERP, if Mr. Gelfond’s employment terminated other than for cause prior to August 1, 2010, he would have been entitled to receive SERP benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he would have become entitled to receive remaining benefits in the form of a lump sum payment. If Mr. Gelfond’s employment is, or would have been, terminated other than for cause on or after August 1, 2010, he is, or would have been, entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. The terms of Mr. Gelfond’s current employment agreement has been extended to the beginning of 2013.
     Under the terms of the SERP, monthly annuity payments payable to Mr. Wechsler, whose employment as Co-CEO terminated effective April 1, 2009, were deferred for six months and were paid in the form of a lump sum plus interest on the deferred amount on October 1, 2009. Thereafter, in accordance with the terms of the SERP, Mr. Wechsler was entitled to receive monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he was entitled to receive remaining benefits in the form of a lump sum payment. On August 1, 2010, the Company made a lump sum payment of $14.7 million to Mr. Wechsler in accordance with the terms of the plan, representing a settlement in full of Mr. Wechsler’s entitlement under the SERP.

     The following assumptions were used to determine the obligation and cost status of the Company’s SERP at the plan measurement dates:

	As at December 31,
	2010	2009
Discount rate	1.54%	1.50%
Lump sum interest rate:
First 25 years	4.07%	n/a
First 20 years	n/a	4.89%
Thereafter	3.93%	4.63%
Cost of living adjustment on benefits	1.20%	1.20%
Rate of increase in qualifying compensation levels	0.00%	0.00%
     The amounts accrued for the SERP are determined as follows:

	Years Ended December 31,
	2010	2009
Projected benefit obligation:
Obligation, beginning of year	$29,862	$26,381
Service cost	448	643
Interest cost	351	1,341
Benefits paid	(15,199)	(894)
Actuarial loss	2,646	2,391

Obligation, end of year and unfunded status	$18,108	$29,862

The following table provides disclosure of the pension benefit obligation recorded in the consolidated balance sheet:

	As at December 31,
	2010	2009
Accrued benefits cost	$(18,108)	$(29,862)
Accumulated other comprehensive income	2,239	(793)

Net amount recognized in the consolidated balance sheets	$(15,869)	$(30,655)

The following table provides disclosure of pension expense for the SERP for the year ended December 31:

	Years ended December 31
	2010	2009	2008
Service cost	$448	$643	$793
Interest cost	351	1,341	1,251
Amortization of prior service credit	—	145	(248)
Amortization of actuarial gain	—	(681)	—
Realized actuarial gain of settlement of pension liability	(385)	—	—

Pension expense	$414	$1,448	$1,796

     The accumulated benefit obligation for the SERP was $18.1 million at December 31, 2010 (2009 — $29.9 million).

     The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2010	2009	2008
Prior service cost (credits)	$—	$—	$145
Unrecognized actuarial (gain) loss	2,239	(793)	(3,868)

	$2,239	$(793)	$(3,723)

     No contributions are expected to be made for the SERP during 2011 except to meet benefit payment obligations as they come due. The Company expects prior service costs of $nil, interest costs of $0.3 million and actuarial losses of $0.2 million to be recognized as a component of net periodic benefit cost in 2011.
     The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next five years, and in the aggregate:

2011	$—
2012	—
2013	18,813
2014	—
2015	—
Thereafter	—

$18,813

     At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate to which the Company was the beneficiary. The value of these policies was $7.3 million at December 31, 2009. During 2010, the Company obtained $3.2 million representing the cash surrender value of Mr. Gelfond’s policy and $4.6 million representing the cash surrender value of Mr. Wechsler’s policy.
 (b) Defined Contribution Pension Plan
     The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During 2010, the Company contributed and expensed an aggregate of $0.9 million (2009 — $0.8 million, 2008 — $0.9 million) to its Canadian plan and an aggregate of $0.2 million (2009 — $0.2 million, 2008 — $0.1 million) to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.
 (c) Postretirement Benefits
     The Company has an unfunded postretirement plan for Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplemental coverage as selected by Messrs. Gelfond and Wechsler.

     The amounts accrued for the plan are determined as follows:

	As at December 31,
	2010	2009
Obligation, beginning of year	$456	$438
Interest cost	26	26
Actuarial gain	(6)	(8)

Obligation, end of year	$476	$456

     The following details the net cost components, all related to continuing operations, and underlying assumptions of postretirement benefits other than pensions:

	Years Ended December 31,
	2010	2009	2008
Interest cost	$26	$26	$25
Actuarial (gain) loss	(6)	(8)	11

	$20	$18	$36

Weighted average assumptions used to determine the benefit obligation are:

	As at December 31,
	2010	2009	2008
Discount rate	5.30%	5.75%	6.00%
Weighted average assumptions used to determine the net postretirement benefit expense are:

	Years Ended December 31
	2010	2009	2008
Discount rate	4.50%	4.50%	5.00%
     The following benefit payments are expected to be made as per the current plan assumptions in each of the next five years:

2011	$13
2012	$15
2013	$31
2014	$34
2015	$38
Thereafter	$—
23. Discontinued Operations
     (a) Tempe Theater
     On December 11, 2009, the Company closed its owned and operated Tempe IMAX theater. The Company recognized lease termination and guarantee obligations of $0.5 million to the landlord, which were offset by derecognition of other liabilities of $0.9 million, for a net gain of $0.4 million. In a related transaction, the Company leased the projection system and inventory of the Tempe IMAX theater to a third party theater exhibitor. Revenue from this operating lease transaction will be recognized on a straight-line basis over the term of the lease. For the year ended December 31, 2009, revenues for the Tempe IMAX theater were $0.8 million (2008 — $1.5 million) and the Company recognized a loss of $0.5 million in 2009 (2008 — loss of $0.3 million) from the operation of the theater. This transaction is reflected as discontinued operations as there are no significant continuing cash flows from either a migration or a continuation of activities. The remaining assets and liabilities of the owned and operated Tempe IMAX theater are included in the Company’s consolidated balance sheets are disclosed in note 23(d).
     In addition, the prior years’ amounts in the consolidated statements of operations and the consolidated statements of cash flows have been adjusted to reflect the reclassification of the owned and operated Tempe IMAX theater as a discontinued operation.
     (b) Starboard Theater Ltd
     On September 30, 2009, the Company closed its owned and operated Vancouver IMAX theater. The amount of loss to the Company pertaining to lease and guarantee obligations owing to the landlord was estimated at $0.3 million which the Company recognized as at September 30, 2009. In 2009, revenues for the Vancouver IMAX theater were $1.1 million (2008 — $2.0 million). The Company recognized a loss of $0.1 million (net of income tax provision of $nil), and income of $0.2 million (net of income tax recovery of $nil) in 2009 and 2008, respectively, from the operation of the theater. This transaction is reflected as discontinued operations as there are no continuing cash flows from either a migration or a continuation of activities. The remaining assets and liabilities of the owned and operated Vancouver IMAX theater included in the Company’s consolidated balance sheets are disclosed in note 23(d).
     In addition, the prior years’ amounts in the consolidated statements of operations and the consolidated statements of cash flows have been adjusted to reflect the reclassification of the owned and operated Vancouver IMAX theater as a discontinued operation.
     (c) Operating Results for Discontinued Operations
     The net earnings from discontinued operations summarized in the consolidated statements of operations, were comprised of the following:

	Years Ended December 31,
	2010	2009	2008
Gain on termination of Tempe theater lease (net of tax recovery of $nil)	$—	$437	$—
Loss from Tempe Theater (net of tax recovery of $nil, respectively)	—	(525)	(263)
(Loss) earnings from Vancouver Theater (net of tax recovery of $nil, respectively)	—	(88)	171

Net loss from discontinued operations	$—	$(176)	$(92)

     (d) Assets and Liabilities of Discontinued Operations
     The assets and liabilities related to the Tempe and Vancouver theaters are included in the consolidated balance sheet of IMAX Corporation and are comprised of the following:

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

	Years Ended December 31,
	2010	2009	2008
Beginning balance, January 1	$267	$297	$301
Accretion expense	19	24	13
Reduction in asset retirement obligation due to lease renegotiation	—	(54)	(17)

Ending balance, December 31	$286	$267	$297

25. Accumulated Other Comprehensive Income (Loss) Supplemental Information
     Components of accumulated other comprehensive income consist of:

	As at December 31,
	2010	2009
Unrecognized actuarial loss on defined benefit pension plan (net of income tax recovery (provision) of $115, 2009 — ($1,064))	$(2,124)	$(271)
Foreign currency translation adjustments	645	645
Unrealized hedging gain (net of income tax provision of $182, 2009 — $nil)	482	532

Accumulated other comprehensive (loss) income	$(997)	$906

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
     The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at December 31, 2010 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     Management has assessed the effectiveness of the Company’s internal control over financial reporting, as at December 31, 2010, and has concluded that such internal control over financial reporting was effective as at that date.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     PricewaterhouseCoopers LLP, which has audited the Company’s consolidated financial statements for the year ended December 31, 2010 accompanying this Annual Report, has also audited the effectiveness of the Company’s internal control over financial reporting as at December 31, 2010 as stated in their report on page 70.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in the Company’s internal control over financial reporting which occurred during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
(a)(2) Financial Statement Schedules
     Financial statement schedule for each year in the three-year period ended December 31, 2010.
     II. Valuation and Qualifying Accounts.
(a)(3) Exhibits
     The items listed as Exhibits 10.1 to 10.32 relate to management contracts or compensatory plans or arrangements.

Exhibit
No.	Description

3.1	Articles of Amalgamation of IMAX Corporation, dated January 1, 2002, as amended by the Articles of Amendment of IMAX Corporation, dated June 25, 2004. Incorporated by reference to Exhibit 4.1 to IMAX Corporation’s Registration statement on Form S-3 (File No. 333-157300).

3.2	By-Law No. 1 of IMAX Corporation enacted on June 3, 2004. Incorporated by reference to Exhibit 3.2 to IMAX Corporation’s Form 10-K for the year ended December 31, 2009 (File No. 000-24216).

4.1	Shareholders’ Agreement, dated as of January 3, 1994, among WGIM Acquisition Corporation, the Selling Shareholders as defined therein, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., Bradley J. Wechsler, Richard L. Gelfond and Douglas Trumbull (the “Selling Shareholders’ Agreement”). Incorporated by reference to Exhibit 4.1 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

4.2	Amendment, dated as of March 1, 1994, to the Selling Shareholders’ Agreement. Incorporated by reference to Exhibit 4.2 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

4.3	Registration Rights Agreement, dated as of February 9, 1999, by and among IMAX Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond. Incorporated by reference to Exhibit 4.3 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

*10.1	Stock Option Plan of IMAX Corporation, dated June 18, 2008.

10.2	IMAX Corporation Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2006. Incorporated by reference to Exhibit 10.2 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.3	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.3 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.4	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.4 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.5	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.8 to IMAX Corporations Form 10-K for the year ended December 31, 2005 (File No. 000-24216).

10.6	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Bradley, J. Wechsler. Incorporated by reference to Exhibit 10.31 to IMAX Corporation’s Form 8-K dated February 16, 2007 (File No. 000-24216).

10.7	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.7 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216).

10.8	Services Agreement, dated December 11, 2008, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.8 to IMAX Corporation’s Form 10-K for the year ended December 31, 2008 (File No. 000-24216).

*10.9	Services Agreement Amendment, dated February 14, 2011, between IMAX Corporation and Bradley J. Wechsler.

10.10	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.7 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.11	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.8 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.12	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.14 to IMAX Corporation’s Form 10-K dated December 31, 2005 (File No. 000-24216).

10.13	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.30 to IMAX Corporation’s Form 8-K dated February 16, 2007 (File No. 000-24216).

10.14	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.12 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216).

10.15	Amended Employment Agreement, dated December 11, 2008, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.14 to IMAX Corporation’s Form 10-K for the year ended December 31, 2008 (File No. 000-2416).

*10.16	Amended Employment Agreement, dated December 20, 2010, between IMAX Corporation and Richard L. Gelfond.

10.17	Employment Agreement, dated March 9, 2006, between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.18 to IMAX Corporation’s Form 10-K for the year ended December 31, 2005 (File No. 000-24216).

Exhibit
No.	Description

10.18	First Amending Agreement, dated December 31, 2007, between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.14 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216).

10.19	Second Amending Agreement, dated April 29, 2010, between IMAX Corporation and Greg Foster. Incorporated by reference to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2010 (File No. 000-24216).

10.20	Employment Agreement, dated May 17, 1999, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.15 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216).

10.21	Letter Agreement, dated August 21, 2000 between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.15 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.22	Amended Employment Agreement, dated April 4, 2001 between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.17 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216).

10.23	Amended Employment Agreement, dated January 1, 2004, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.17 to IMAX Corporation’s Registration Statement on Form S-4 (File No. 333-113141).

*10.24	Third Amending Agreement, dated February 14, 2006, between IMAX Corporation and Robert D. Lister.

10.25	Fourth Amending Agreement, dated October 5, 2006, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.28 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2006 (File No. 000-24216).

10.26	Fifth Amending Agreement, dated December 31, 2007, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.21 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216).

10.27	Stock Appreciation Rights Agreement, dated December 31, 2007, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.22 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216).

10.28	Sixth Amending Agreement, dated December 31, 2009, between IMAX Corporation and Robert D. Lister. Incorporated by reference to IMAX Corporation’s Form 10-K for the year ended December 31, 2009 (File No. 000-24216).

10.29	Employment Agreement, dated May 14, 2007, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to Exhibit 10.25 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2007 (File No. 000-24216).

10.30	First Amending Agreement, dated May 14, 2009, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to IMAX Corporation’s Form 10-K for the year ended December 31, 2009 (File No. 000-24216).

10.31	Second Amending Agreement, dated May 14, 2010, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2010 (File No. 000-24216).

*10.32	Statement of Directors’ Compensation, dated August 11, 2005.

10.33	Amended and Restated Credit Agreement, dated November 16, 2009 by and between IMAX Corporation and Wells Fargo Capital Finance Corporation Canada (formerly Wachovia Capital Finance Corporation (Canada)) and Export Development Canada. Incorporated by reference to IMAX Corporation’s Form 10-K for the year ended December 31, 2009 (File No. 000-24216).

*10.34	First Amendment to the Amended and Restated Credit Agreement, dated January 21, 2011 between IMAX Corporation and Wells Fargo Capital Finance Corporation Canada (formerly known as Wachovia Capital Finance Corporation (Canada)).

10.35	Securities Purchase Agreement, dated as of May 5, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust. Incorporated by reference to Exhibit 10.32 to IMAX Corporation’s Form 10-Q for the quarter ended March 31, 2008 (File No. 000-24216).

10.36	Amendment No. 1 to Securities Purchase Agreement, dated December 1, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust. Incorporated by reference to Exhibit 10.34 to IMAX Corporation’s Form 10-K for the year ended December 31, 2008 (File No. 000-24216).

*21	Subsidiaries of IMAX Corporation.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney of certain directors.

*31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated February 24, 2011, by Richard L. Gelfond.

*31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated February 24, 2011, by Joseph Sparacio.

*32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated February 24, 2011, by Richard L. Gelfond.

*32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated February 24, 2011, by Joseph Sparacio.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

By	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer

Date: February 24, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2011.

/s/ RICHARD L. GELFOND	/s/ JOSEPH SPARACIO	/s/ JEFFREY VANCE

Richard L. Gelfond Chief Executive Officer & Director (Principal Executive Officer)	Joseph Sparacio Executive Vice President & Chief Financial Officer (Principal Financial Officer)	Jeffrey Vance Vice-President, Finance & Controller (Principal Accounting Officer)

*	*	*

Bradley J. Wechsler Chairman of the Board & Director	Neil S. Braun Director	Kenneth G. Copland Director

*	*	*

Eric A. Demirian Director	Garth M. Girvan Director	David W. Leebron Director

*

Marc A. Utay Director

By	* /s/ JOSEPH SPARACIO
Joseph Sparacio
(as attorney-in-fact)

IMAX CORPORATION
Schedule II
Valuation and Qualifying Accounts
(In thousands of U.S. dollars)

		Additions/
	Balance at	(recoveries)	Other
	beginning	charged to	additions/	Balance at
	of year	expenses	(deductions)(1)	end of year
Allowance for net investment in leases
Year ended December 31, 2008	$4,152	$1,595	$(863)	$4,884
Year ended December 31, 2009	$4,884	$761	$89	$5,734
Year ended December 31, 2010	$5,734	$1,056	$(1,952)	$4,838

Allowance for financed sale receivables
Year ended December 31, 2008	$—	$—	$—	$—
Year ended December 31, 2009	$—	$178	$—	$178
Year ended December 31, 2010	$178	$(112)	$—	$66

Allowance for doubtful accounts receivable
Year ended December 31, 2008	$3,045	$382	$(526)	$2,901
Year ended December 31, 2009	$2,901	$127	$(258)	$2,770
Year ended December 31, 2010	$2,770	$499	$(1,281)	$1,988

Inventories valuation allowance
Year ended December 31, 2008	$4,287	$2,489	$(1,435)	$5,341
Year ended December 31, 2009	$5,341	$897	$(2,488)	$3,750
Year ended December 31, 2010	$3,750	$665	$(16)	$4,399

Deferred income tax valuation allowance
Year ended December 31, 2008	$55,639	$11,560	$834	$68,033
Year ended December 31, 2009	$68,033	$7,327	$1,920	$77,280
Year ended December 31, 2010	$77,280	$(67,501)	$(1,850)	$7,929

(1)	Deductions represent write-offs of amounts previously charged to the provision.