Form 10-Q
period 2011-03-31
IMAX CORP
filed 2011-04-28
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 4, 2011
Common stock, no par value	64,254,939

IMAX CORPORATION

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Factors about Market Risk	58
Item 4. Controls and Procedures	59

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	60
Item 1A. Risk Factors	60
Item 4. Submission of Matters to a Vote of Security Holders	60
Item 5. Other Information	60
Item 6. Exhibits	60
Signatures	61
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

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

IMAX®, IMAX® Dome, IMAX® 3D, IMAX ® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, DMR®, IMAX MPX®, IMAX think big® and think big® are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

IMAX CORPORATION
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

IMAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Cash and cash equivalents	$17,379	$30,390
Accounts receivable, net of allowance for doubtful accounts of $1,495 (December 31, 2010 — $1,988)	30,518	39,570
Financing receivables (notes 3 and 16(c))	75,944	73,601
Inventories (note 4)	17,146	15,275
Prepaid expenses	3,533	2,832
Film assets	2,105	2,449
Property, plant and equipment (note 5)	78,313	74,035
Other assets (note 16(d))	12,789	12,350
Deferred income taxes (note 12(a))	57,417	57,122
Goodwill	39,027	39,027
Other intangible assets (note 6)	2,403	2,437

Total assets	$336,574	$349,088

Liabilities
Bank indebtedness (note 7)	$17,500	$17,500
Accounts payable	21,902	20,384
Accrued liabilities (notes 8(a), 8(c), 9, 12(a), 13(b), 15(a), and 15(c))	63,961	78,994
Deferred revenue	71,319	73,752

Total liabilities	174,682	190,630

Commitments and contingencies (notes 8 and 9)

Shareholders’ equity
Capital stock (note 13) common shares — no par value. Authorized — unlimited number. Issued and outstanding — 64,254,939 (December 31, 2010 — 64,145,573)	294,179	292,977
Other equity	10,852	7,687
Deficit	(142,212)	(141,209)
Accumulated other comprehensive loss	(927)	(997)

Total shareholders’ equity	161,892	158,458

Total liabilities and shareholders’ equity	$336,574	$349,088

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2011	2010
Revenues
Equipment and product sales	$20,231	$11,608
Services (note 10(c))	18,274	40,231
Rentals (note 10(c))	5,051	19,875
Finance income	1,354	1,070
Other	250	—

	45,160	72,784

Costs and expenses applicable to revenues
Equipment and product sales (note 10(a))	10,851	8,134
Services (notes 10(a) and 10(c))	11,377	13,967
Rentals (note 10(a))	2,266	2,383
Other	20	—

	24,514	24,484

Gross margin	20,646	48,300
Selling, general and administrative expenses (note 10(b)) (including share-based compensation expense of $3.9 million for the three months ended March 31, 2011 (2010 - $9.3 million))	16,868	19,530
Provision for arbitration award (note 9(c))	2,055	—
Research and development	1,868	1,243
Amortization of intangibles	112	130
Receivable provisions, net of recoveries (note 11(d))	208	13

(Loss) income from operations	(465)	27,384
Interest income	18	284
Interest expense	(443)	(652)

(Loss) income from operations before income taxes	(890)	27,016
Recovery of (provision for) income taxes	309	(436)
Loss from equity-accounted investments	(422)	—

Net (loss) income	$(1,003)	$26,580

Net (loss) income per share — basic and diluted: (note 13(c))
Net (loss) income per share from operations — basic	$(0.02)	$0.42

Net (loss) income per share from operations — diluted	$(0.02)	$0.40

Comprehensive (loss) income consists of:
Net (loss) income	$(1,003)	$26,580
Amortization of actuarial loss on defined benefit plan (note 15(a))	54	—
Unrealized hedging gain (note 16(d))	302	208
Realization of hedging gains upon settlement (note 16(d))	(258)	(550)
Tax effect of movement in comprehensive income (note 12(b))	(28)	—

Comprehensive (loss) income, net of income taxes	$(933)	$26,238

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)
(Unaudited)

	Three Months
	Ended March 31,
	2011	2010
Cash (used in) provided by:
Operating Activities
Net (loss) income	$(1,003)	$26,580
Items not involving cash:
Depreciation and amortization (note 11(c))	5,247	5,158
Write-downs, net of recoveries (note 11(d))	208	109
Change in deferred income taxes	(315)	—
Stock and other non-cash compensation	4,107	9,579
Foreign currency exchange (gain) loss	(1,084)	621
Loss on equity-accounted investments	422	—
Gain on non-cash contribution to equity-accounted investees	(404)	—
Change in cash surrender value of life insurance	—	(23)
Investment in film assets	(2,250)	(2,149)
Changes in other non-cash operating assets and liabilities (note 11(a))	(14,494)	(28,772)

Net cash (used in) provided by operating activities	(9,566)	11,103

Investing Activities
Purchase of property, plant and equipment	(838)	(685)
Investment in joint revenue sharing equipment	(3,136)	(540)
Acquisition of other assets	—	(203)
Acquisition of other intangible assets	(232)	(131)

Net cash used in investing activities	(4,206)	(1,559)

Financing Activities
Repayment of bank indebtedness (note 7)	—	(10,000)
Common shares issued — stock options exercised (note 13(b))	831	3,945

Net cash provided by (used in) financing activities	831	(6,055)

Effects of exchange rate changes on cash	(70)	(67)

(Decrease) increase in cash and cash equivalents during the period	(13,011)	3,422

Cash and cash equivalents, beginning of period	30,390	20,081

Cash and cash equivalents, end of period	$17,379	$23,503

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
     The condensed consolidated financial statements include the accounts of the Company together with its wholly-owned subsidiaries, except for subsidiaries which the Company has identified as variable interest entities (“VIEs”) where the Company is not the primary beneficiary. The nature of the Company’s business is such that the results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.
     The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). The Company has 8 film production companies that are VIEs. As the Company has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE for 2 of the film production companies, the Company has determined that it is the primary beneficiary of these entities. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets and total liabilities of $nil as at March 31, 2011 (December 31, 2010 — $nil). For the other 6 film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at March 31, 2011, these 6 VIEs have total assets of $12.0 million (December 31, 2010 — $11.1 million) and total liabilities of $12.0 million (December 31, 2010 — $11.1 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil for the three months ended March 31, 2011 (2010 — $nil). The carrying value of these investments in VIEs that are not consolidated is $nil at March 31, 2011 (December 31, 2010 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statement of operations.
     The Company accounts for investments in new business ventures using the guidance of ASC 323 Investments — Equity Method and Joint Ventures (“ASC 323”) and ASC 320 — Investments in Debt and Equity Securities (“ASC 320”), as appropriate. At March 31, 2011, the equity method of accounting is being utilized for an investment with a carrying value of $2.9 million (December 31, 2010 — $1.6 million). The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. In addition, during 2010, the Company made an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under ASC 320 and is recorded at its fair value of $1.5 million at March 31, 2011 (December 31, 2010 — $1.5 million). This investment is classified as an available-for-sale investment. The total carrying value of investments in new business ventures at March 31, 2011 is $4.4 million (December 31, 2010 — $3.1 million) and is recorded in Other Assets.
     All significant intercompany accounts and transactions, including all unrealized intercompany profits on transactions with equity-accounted investees, have been eliminated.
     The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
     These interim financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K for the year ended December 31, 2010 (“the 2010 Form 10-K”) which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company’s financial statements for the year ended December 31, 2010, except as noted below.

2. New Accounting Standards and Accounting Changes
Changes in Accounting Standards
     In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-13”) which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU removes the fair value criteria for determining separate units of accounting and replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. Consideration in a multiple-element arrangement is allocated at the inception of the arrangement to all deliverables on the basis of the relative selling price. When applying the relative selling price method, the selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of the selling price, or third-party evidence (“TPE”) of the selling price. If neither VSOE nor TPE of the selling price exists for a deliverable, the Company will use its best estimate of the selling price (“BESP”) for that deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU 2009-13 requires expanded disclosures and is effective for fiscal years beginning on or after June 15, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. On January 1, 2011, the Company adopted the accounting requirements in ASU 2009-13 prospectively for revenue arrangements entered into or materially modified after the date of adoption. As described below, the adoption of these updates did not have, nor are they expected to have, a material effect on the Company’s financial condition or results of operations.
     The amended standard with respect to multiple-element arrangements is not expected to materially change the allocation of arrangement consideration to the Company’s units of accounting. The pattern and timing of revenue recognition for those arrangements entered into or materially modified after the date of adoption may be affected as a result of the adoption of the amended ASC 605-25 requirements. The Company will be required to develop a selling price for each deliverable using VSOE, TPE or BESP and allocate consideration amongst deliverables and to recognize revenue using that allocated consideration for the delivered units of accounting in the current period. For arrangements entered into or modified prior to the adoption date, the Company defers all consideration received and receivable under arrangements for which the selling price of an undelivered item has not yet been established.
     In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-14”). ASU 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. The amendments in this update are effective, on a prospective basis, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. Both ASU 2009-13 and ASU 2009-14 must be adopted in the same period and must use the same transition disclosures. On January 1, 2011, the Company adopted the accounting requirements in ASU 2009-14. The application of this standard does not have any impact on the Company’s condensed consolidated financial statements.
     In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) to amend topic ASC 820 “Fair Value Measurements and Disclosures,” by improving disclosure requirements in order to increase transparency in financial reporting. ASU 2010-06 requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. On January 1, 2010, the Company adopted the disclosure amendments in ASU 2010-06, except for the amendments to Level 3 fair value measurements as described above, and has expanded disclosures as presented in note 16. On January 1, 2011, the Company adopted the disclosure amendments in ASU 2010-06 relating to Level 3 fair value measurements. No additional disclosures were required as a result.

     In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. It is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. On December 31, 2010, the Company adopted the disclosure requirements in ASU 2010-20 and has expanded disclosures as presented in note 16(c).
     In December 2010, the FASB issued ASU No. 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). The objective of ASU 2010-28 is to address questions about entities with reporting units with zero or negative carrying amounts. The amendments in ASU 2010-28 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists by considering whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is applicable to all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. On January 1, 2011, the Company adopted the accounting requirements in ASU 2010-28. This standard is not expected to have any impact on the Company’s condensed consolidated financial statements as the Company does not have any reporting units with zero or negative amounts for goodwill impairment testing purposes.
  Recently Issued FASB Accounting Standard Codification Updates
     During 2011, the FASB has issued one ASU — ASU No. 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”. The Company is currently evaluating the potential impact of this ASU on its condensed consolidated financial statements.
3. Financing Receivables
     Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	March 31,	December 31,
	2011	2010
Gross minimum lease payments receivable	$40,747	$49,977
Unearned finance income	(13,241)	(15,158)

Minimum lease payments receivable	27,506	34,819
Accumulated allowance for uncollectible amounts	(2,558)	(4,838)

Net investment in leases	24,948	29,981

Gross financed sales receivables	72,562	62,127
Unearned finance income	(21,500)	(18,441)

Financed sales receivables	51,062	43,686
Accumulated allowance for uncollectible amounts	(66)	(66)

Net financed sales receivables	50,996	43,620

Total financing receivables	$75,944	$73,601

Net financed sales receivables due within one year	$6,670	$6,166
Net financed sales receivables due after one year	$44,326	$37,454

     As at March 31, 2011, the financed sale receivables had a weighted average effective interest rate of 8.7% (December 31, 2010 — 8.8%).
4. Inventories

	March 31,	December 31,
	2011	2010
Raw materials	$4,971	$4,693
Work-in-process	848	2,293
Finished goods	11,327	8,289

	$17,146	$15,275

     At March 31, 2011, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $3.1 million (December 31, 2010 — $3.2 million).
     Inventories at March 31, 2011 include provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $4.3 million (December 31, 2010 — $4.4 million).
5. Property, Plant and Equipment

	As at March 31, 2011
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$89,552	$33,997	$55,555
Camera equipment(5)	6,355	6,028	327

	95,907	40,025	55,882

Assets under construction(3)	9,716	—	9,716

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	9,031	5,692
Office and production equipment(4)	27,125	23,297	3,828
Leasehold improvements	8,603	7,001	1,602

	52,044	39,329	12,715

	$157,667	$79,354	$78,313

	As at December 31, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$86,249	$33,775	$52,474
Camera equipment(5)	6,355	6,008	347

	92,604	39,783	52,821

Assets under construction(3)	8,305	—	8,305

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	8,906	5,817
Office and production equipment(4)	27,172	23,454	3,718
Leasehold improvements	8,603	6,822	1,781

	52,091	39,182	12,909

	$153,000	$78,965	$74,035

(1)	Included in theater system components are assets with costs of $18.6 million (December 31, 2010 — $19.9 million) and accumulated depreciation of $17.9 million (December 31, 2010 — $19.0 million) that are leased to customers under operating leases.

(2)	Included in theater system components are assets with costs of $67.2 million (December 31, 2010 — $62.8 million) and accumulated depreciation of $13.4 million (December 31, 2010 — $12.0 million) that are used in joint revenue sharing arrangements.

(3)	Included in assets under construction are components with costs of $7.8 million (December 31, 2010 — $6.2 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.

(4)	Included in office and production equipment are assets under capital lease with costs of $1.5 million (December 31, 2010 — $1.5 million) and accumulated depreciation of $1.4 million (December 31, 2010 — $1.4 million).

(5)	Included in camera equipment is fully amortized equipment still in use by the Company.
6. Other Intangible Assets

	As at March 31, 2011
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$7,366	$4,963	$2,403
Other	250	250	—

	7,616	$5,213	$2,403

	As at December 31, 2010
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$7,289	$4,852	$2,437
Other	250	250	—

	$7,539	$5,102	$2,437

     The Company expects to amortize approximately $0.3 million of other intangible assets for the remainder of 2011 and $0.3 million for each of the next 5 years, respectively. Fully amortized other intangible assets are still in use by the Company.
     During the three months ended March 31, 2011, the Company acquired $0.1 million in patents and trademarks. The net book value of these patents and trademarks was $0.1 million as at March 31, 2011. The weighted average amortization period for these additions was 10 years.
     During the three months ended March 31, 2011, the Company incurred costs of less than $0.1 million to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses.
7. Credit Facility
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
     The revolving portion of the Credit Facility bears interest at either (i) LIBOR plus a margin of 2.75% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 1.25% per annum, at the Company’s option. The term loan portion of the Credit Facility bears interest at the Company’s option, at either (i) LIBOR plus a margin of 3.75% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 2.25% per annum. Under the Credit Facility, the effective interest rate for the three months ended March 31, 2011 for the term loan portion was 4.05% (2010 — 4.01%) and n/a for the revolving portion (2010 — 3.25%).
     The Credit Facility provides that so long as the term loan remains outstanding, the Company will be required to maintain: (i) a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1 through December 31, 2010, and (ii) a ratio of funded debt to EBITDA of not more than 1.75:1 thereafter. If the Company repays the term loan in full, it will remain subject to such ratio requirements only if Excess Availability (as defined in the Credit Agreement) is less than $10.0 million or Cash and Excess Availability (as defined in the Credit Agreement) is less than $15.0 million. If Cash and Excess Availability is less than $25.0 million, the Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0; provided, however, that if the Company repays the term loan in full, it will remain subject to such ratio requirement only if Excess Availability is less than $10.0 million or Cash and Excess Availability is less than $15.0 million. At all times, under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. These amounts were $40.2 million and $57.5 million at March 31, 2011 respectively. The Company was in compliance with all of these requirements at March 31, 2011.
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
     Bank indebtedness includes the following:

	March 31,	December 31,
	2011	2010
Term Loan	$17,500	$17,500

     Total amounts drawn and available under the Credit Facility at March 31, 2011 were $17.5 million and $35.2 million, respectively (December 31, 2010 — $17.5 million and $40.0 million, respectively).

     At March 31, 2011, the Company’s current borrowing capacity under the revolving portion of the Credit Facility was $35.2 million after deduction for the minimum Excess Availability reserve of $5.0 million. Outstanding borrowings and letters of credit and advance payment guarantees were $nil as at March 31, 2011. At December 31, 2010, the borrowing capacity was $40.0 million after deduction of the minimum Excess Availability reserve of $5.0 million.
     In accordance with the loan agreement, the Company is obligated to make payments on the principal of the term loan as follows:

2011 (nine months remaining)	$11,667
2012	5,833
2013	—
2014	—
2015	—
Thereafter	—

$17,500

     On April 27, 2011, Wells Fargo entered into a commitment letter with the Company in which it, along with EDC, has committed to provide the Company with a senior secured revolving loan and revolving term loan facility in an amount up to $110.0 million (the “New Facility”). The New Facility would serve as an amendment and extension to the Credit Facility and would extend the maturity date of Credit Facility by two years to October 31, 2015. The New Facility would consist of up to $50.0 million in revolving loans and up to a $60.0 million revolving term loan with no scheduled repayments. Both the revolving loans and the revolving term loan will bear interest, at the Company’s option, at either (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. This compares to the pre-amended interest rate under the Credit Facility, which was, at the Company’s option, either (i) LIBOR plus a margin of 3.75% or 2.75% per annum for the term loan and revolving loan, respectively, or (ii) Wells Fargo’s prime rate plus a margin of 2.25% or 1.25% per annum for the term loan and revolving loan, respectively. The Company anticipates entering into definitive documents with respect to the New Facility by the end of the second quarter of 2011.
Wells Fargo Foreign Exchange Facility
     Within the Credit Facility entered into on November 16, 2009, the Company has a $10.0 million sublimit to cover the Company’s settlement risk on its purchased foreign currency forward contracts and/or other swap arrangements as defined in the Credit Facility. The settlement risk on its foreign currency forward contracts was $nil as at March 31, 2011 as the fair value exceeded the notional value of the forward contracts. The Company can enter into such arrangements up to a notional amount of $50.0 million, of which $23.6 million is remaining.
Bank of Montreal Facilities
     As at March 31, 2011, the Company has available a $10.0 million facility (December 31, 2010 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at March 31, 2011, the Company has letters of credit outstanding of $1.2 million (December 31, 2010 — $2.4 million) under the Bank of Montreal Facility.
8. Commitments
     (a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company under operating leases as at March 31, 2011 for each of the years ended December 31, are as follows:

	Operating Leases	Capital Leases
2011 (nine months remaining)	$4,240	$19
2012	5,449	23
2013	2,088	21
2014	899	—
2015	510	—
Thereafter	1,812	—

	$14,998	$63

     Rent expense was $1.2 million for three months ended March 31, 2011 (2010 — $1.3 million) net of sublease rental of less than $0.1 million (2010 — $0.1 million).
     Recorded in the accrued liabilities balance as at March 31, 2011 is $4.0 million (December 31, 2010 — $4.2 million) related to accrued rent and lease inducements being recognized as an offset to rent expense over the term of the lease.
     Purchase obligations under long-term supplier contracts as at March 31, 2011 were $13.5 million (December 31, 2010 — $13.6 million).
     (b) As at March 31, 2011, the Company has letters of credit and advance payment guarantees secured by the Credit Facility of $nil (December 31, 2010 — $nil) outstanding. As at March 31, 2011 the Company also has letters of credit outstanding of $1.2 million as compared to $2.4 million as at December 31, 2010, under the Bank of Montreal Facility.
     (c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At March 31, 2011, $1.4 million (December 31, 2010 —$1.5 million) of commissions have been accrued and will be payable in future periods.
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
     (c) In June 2003, Robots of Mars, Inc. (“Robots”) initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to arbitration provisions in two film production agreements entered into in 1994 and 1995 between Robots’ predecessor-in-interest and a discontinued subsidiary of the Company (Ridefilm), asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with the contract. The Company discontinued its Ridefilm business through a sale of the Ridefilm business and its assets to a third party in March 2001. Robots sought an award of over $5 million in damages including contingent compensation that it claims was owed under two production agreements, damages for tort claims, and punitive damages. The arbitration hearings of this matter occurred in June and October 2009. The arbitrator issued a final award on March 16, 2011, awarding Robots $409,000 in damages and $298,000 in pre-judgment interest to date on its claim for breach of one of the Ridefilm production agreements. The arbitrator found in the Company’s favor on Robots’ tort claims, and awarded Robots no damages on its claim for breach of the second production agreement. Despite finding in the Company’s favor on the vast majority of Robots’ claims, the arbitrator awarded Robots $1,214,999 in attorneys’ fees and costs pursuant to the attorneys’ fee provision set forth in the production agreements. Robots has initiated two separate proceedings in California state court and in Ontario, Canada, to confirm the award. The Company will oppose confirmation of the award in both venues and will seek to have it vacated in the appropriate jurisdictions on the ground that the arbitrator exceeded his powers or so imperfectly executed them that a mutual, final, and definite award was not made. In addition, the Company will affirmatively seek a judgment awarding it its attorneys’ fees and costs in connection with the second production agreement, on which the arbitrator expressly found Robots to be the losing party. The Company has accrued a liability of $2.1 million in respect of the arbitration award in this action.
     (d) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 and July 20, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on December 10, 2007. On September 16, 2008, the Court issued a memorandum opinion and order, denying the motion. On October 6, 2008, the defendants filed an answer to the amended complaint. On October 31, 2008, the plaintiffs filed a motion for class certification. Fact discovery on the merits commenced on November 14, 2008. On March 13, 2009, the Court granted a second prospective lead plaintiff’s request to file a motion for reconsideration of the Court’s order naming Westchester Capital Management, Inc. as the lead plaintiff and issued an order denying without prejudice plaintiff’s class certification motion pending resolution of the motion for reconsideration. On June 29, 2009, the Court granted the motion for reconsideration and appointed Snow Capital Investment Partners, L.P. as the lead plaintiff and Coughlin Stoia Geller Rudman & Robbins LLP as lead plaintiff’s counsel. Westchester Capital Management, Inc. appealed this decision, but the U.S. Court of Appeals for the Second Circuit denied its petition on October 1, 2009. On April 22, 2010, the new lead plaintiff filed its motion for class certification, defendants filed their oppositions to the motion on June 10, 2010, and plaintiff filed its reply on July 30, 2010. On December 20, 2010, the Court denied Snow Capital Investment Partners’ motion and ordered that all applications to be appointed lead plaintiff must be filed within 20 days of the decision. Two applications for lead plaintiff were filed, on January 10, 2011 and January 12, 2011, respectively. On April 14, 2011, the Court issued an order appointing The Merger Fund as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. The Company is not able to estimate a potential loss exposure at this time. The Company will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.
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
     (f) In November 2009, the Company filed suit against Sanborn Theatres (“Sanborn”) in the United States District Court for the Central District of California alleging breach of Sanborn’s agreement to make payments for the purchase of two IMAX theater systems from the Company and seeking $1.7 million in compensatory damages. After granting Sanborn notice of default in connection with the failure to make required payments under the agreement and upon Sanborn’s failure to cure, the Company terminated its agreement with Sanborn. On May 11, 2010, Sanborn filed counterclaims against the Company and AMC Entertainment Inc. (“AMC Entertainment”) and Regal Cinemas, Inc. (“Regal”) in the U.S. District Court for the Central District of California alleging breach of contract, fraud and unfair competition against the Company and alleging intentional interference with contractual relations against AMC Entertainment and Regal. The lawsuits are at early stages and, as a result the Company is not able to estimate a potential loss exposure, if any, at this time. The Company will vigorously prosecute its claims and defenses in both matters, although no assurances can be given with respect to the outcome of such proceedings.
     (g) Since June 2006, the Company has been subject to ongoing informal inquiries by the SEC and the OSC. On or about September 3, 2010, the SEC issued a formal order of investigation in connection with its inquiry. The Company has been cooperating with these inquiries. The Company believes that the inquiry and investigation principally relate to the timing of recognition of the Company’s theater system installation revenue in 2005 and related matters. Although the Company cannot predict the timing of developments and outcomes in these inquiries, they could result at any time in developments (including charges or settlement of charges) that could have material adverse effects on the Company. These effects could include payments of fines or disgorgement or other relief with respect to the Company or its officers or employees that could be material to the Company. Such developments could also have an adverse effect on the Company’s defense of the class action lawsuits referred to above.
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
  Product Warranties
     The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the condensed consolidated balance sheets:

	March 31,	December 31,
	2011	2010
Balance at the beginning of period	$160	$36
Warranty redemptions	(5)	(87)
Warranties issued	15	211

Balance at the end of period	$170	$160

  Director/Officer Indemnifications
     The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheets as at March 31, 2011 and December 31, 2010 with respect to this indemnity.
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
10. Condensed Consolidated Statements of Operations Supplemental Information
  (a) Selling Expenses
     The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs, included in costs and expenses applicable to revenues-equipment and product sales, totaled $0.7 million for the three months ended March 31, 2011 (2010 — $0.2 million).
     Film exploitation costs, including advertising and marketing, totaled $0.6 million for the three months ended March 31, 2011 (2010 — $0.7 million) and are recorded in costs and expenses applicable to revenues-services as incurred.

     Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $0.2 million for the three months ended March 31, 2011 (2010 — $0.4 million). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $0.3 million for the three months ended March 31, 2011 (2010 — $0.2 million).
  (b) Foreign Exchange
     Included in selling, general and administrative expenses for the three months ended March 31, 2011 is a $0.6 million gain (2010 — gain of $0.3 million), for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts. See note 16(d) for additional information.
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
     The Company has signed joint revenue sharing agreements with 15 exhibitors for a total of 306 theater systems, of which 181 theaters were operating as at March 31, 2011, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(n) of the Company’s 2010 Form 10-K.
     Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Rentals revenue and for the three months ended March 31, 2011 amounted to $4.0 million (2010 — $18.9 million).
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
     For the three months ended March 31, 2011, 7 IMAX DMR films were exhibited through the IMAX theater network. The Company has entered into arrangements with film producers to convert 15 additional films which are expected to be released during the remainder of 2011, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(n) of the Company’s 2010 Form 10-K.
     Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three months ended March 31, 2011 amounted to $7.3 million (2010 — $23.5 million).
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

     The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) and 2(n) of the Company’s 2010 Form 10-K.
     As at March 31, 2011, the Company has 1 significant co-produced film arrangement which makes up greater than 50% of the VIE total assets and liabilities balance of $12.0 million and 3 other co-produced film arrangements, the terms of which are similar.
     For the three months ended March 31, 2011, amounts totaling $1.1 million (2010 — $1.6 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.
11. Condensed Consolidated Statements of Cash Flows Supplemental Information
     (a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Three Months
	Ended March 31,
	2011	2010
Decrease (increase) in:
Accounts receivable	$8,944	$(22,725)
Financing receivables	(2,328)	(820)
Inventories	(2,745)	(2,260)
Prepaid expenses	(701)	(329)
Commissions and other deferred selling expenses	88	56
Insurance recoveries	1,290	786
Other assets	612	—
Increase (decrease) in:
Accounts payable	(274)	1,439
Accrued and other liabilities(1)	(16,948)	(7,404)
Deferred revenue	(2,432)	2,485

	$(14,494)	$(28,772)

(1)	Decrease in accrued and other liabilities for the quarter ended March 31, 2011 includes payments of $10.7 million for variable stock-based compensation.
     (b) Cash payments made on account of:

	Three Months
	Ended March 31,
	2011	2010
Income taxes	$1,378	$143

Interest	$298	$643

     (c) Depreciation and amortization are comprised of the following:

	Three Months
	Ended March 31,
	2011	2010
Film assets	$2,696	$2,621
Property, plant and equipment
Joint revenue sharing arrangements	1,381	1,498
Other property, plant and equipment	947	842
Other intangible assets	112	114
Other assets	25	—
Deferred financing costs	86	83

	$5,247	$5,158

     (d) Write-downs, net of recoveries, are comprised of the following:

	Three Months
	Ended March 31,
	2011	2010
Other significant charges
Accounts receivables	$120	$(5)
Financing receivables	88	18
Intangibles	—	16
Inventories(1)	—	80

	$208	$109

(1)	In the three months ended March 31, 2011, the Company recorded a charge of $nil (2010 — $0.1 million) in costs and expenses applicable to revenues — services, primarily for its film-based projector inventories due to lower net realizable values resulting from the Company’s development of a digital projection system.

12. Income Taxes
     (a) Income Taxes
     The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. During 2010 the Company released a valuation allowance of $54.8 million relating to the future utilization of deductible temporary differences, tax credits, and certain net operating loss carryforwards. During the quarter ended March 31, 2011, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings.
     As at March 31, 2011, the Company had net deferred income tax assets after valuation allowance of $57.4 million (December 31, 2010 — $57.1 million). As at March 31, 2011, the Company had a net deferred income tax asset before valuation allowance of $65.3 million (December 31, 2010 — $65.1 million), against which the Company is carrying a $7.9 million valuation allowance (December 31, 2010 — $7.9 million).
     As at March 31, 2011 and December 31, 2010, the Company had total unrecognized tax benefits (including interest and penalties) of $4.5 million and $4.4 million, respectively, for international withholding taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, state, provincial and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
     Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of operations rather than income tax expense. The Company recognized approximately less than $0.1 million in potential interest and penalties associated with unrecognized tax benefits for the three months ended March 31, 2011 (2010 — $0.1 million).
     (b) Income Tax Effect on Comprehensive Income (Loss)
     The income tax expense (recovery) related to the following items included in other comprehensive income (loss) are:

	Three Months
	Ended March 31,
	2011	2010
Amortization of actuarial loss on defined benefit plan	(16)	—
Unrealized hedging gain	(84)	—
Realization of hedging gains upon settlement	72	—

	$(28)	$—

13. Capital Stock
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
  (b) Stock-Based Compensation
     The Company has five stock-based compensation plans that are described below. The compensation costs recorded in the condensed consolidated statement of operations for these plans were $4.0 million for the three months ended March 31, 2011 (2010 — $9.4 million).
     Stock Option Plan
     The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants. The Company recorded an expense of $2.0 million for the three months ended March 31, 2011 (2010 — $0.6 million), related to grants issued to employees and directors in the plan. No income tax benefit is recorded in the condensed consolidated statement of operations for these costs.
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
     The weighted average fair value of all common share options, granted to employees for the three months ended March 31, 2011 at the measurement date was $9.87 per share (2010 — $5.75 per share). The following assumptions were used:

	Three Months
	Ended March 31,
	2011	2010
Average risk-free interest rate	2.87%	3.15%
Expected option life (in years)	5.08 - 5.14	5.31 - 5.39
Expected volatility	50%	61%
Annual termination probability	8.31% - 8.49%	9.69%
Dividend yield	0%	0%
     As at March 31, 2011, the Company has reserved a total of 12,850,988 (December 31, 2010 — 12,829,115) common shares for future issuance under the Stock Option Plan, of which options in respect of 7,595,086 common shares are outstanding at March 31, 2011. All awards of stock options are made at fair market value of the Company’s Common Shares on the date of grant. The fair market value of a Common Share on a given date means the higher of the closing price of a Common Share on the grant date (or the most recent trading date if the grant date is not a trading date) on the New York Stock Exchange (“NYSE”), the Toronto Stock Exchange (the “TSX”) and such national exchange, as may be designated by the Company’s Board of Directors (the “Fair Market Value”). The options generally vest between one and 5 years and expire 10 years or less from the date granted. The Stock Option Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan and upon certain conditions. At March 31, 2011, options in respect of 3,148,833 common shares were vested and exercisable.
     The following table summarizes certain information in respect of option activity under the Stock Option Plan for the three month periods ended March 31:

			Weighted Average Exercise
	Number of Shares		Price Per Share
	2011	2010	2011	2010
Options outstanding, beginning of year	6,743,272	6,173,795	$10.79	$6.52
Granted	979,930	331,217	31.25	15.73
Exercised	(109,366)	(628,421)	7.60	6.28
Forfeited	(18,750)	—	7.57	—
Expired	—	—	—	—
Cancelled	—	—	—	—

Options outstanding, end of period	7,595,086	5,876,591	13.49	7.06

Options exercisable, end of period	3,148,833	3,130,946	6.46	6.12

     During the three months ended March 31, 2011, the Company did not cancel any stock options from its Stock Option Plan (2010 —nil) surrendered by Company employees.
     As at March 31, 2011, 6,992,209 options were fully vested or are expected to vest with a weighted average exercise price of $13.09, aggregate intrinsic value of $132.1 million and weighted average remaining contractual life of 4.9 years. As at March 31, 2011, options that are exercisable have an intrinsic value of $80.3 million and a weighted average remaining contractual life of 3.0 years. The intrinsic value of options exercised in the three months ended March 31, 2011 was $2.4 million (2010 — $5.7 million).
     Options to Non-Employees
     During the three months ended March 31, 2011, an aggregate of 103,944 (2010 — 11,217) common share options to purchase the Company’s common stock with an average exercise price of $27.64 (2010 — $14.31) were granted to certain advisors and strategic partners of the Company. These options have a maximum contractual life of 6 years. The granted options vested immediately. These options were granted under the Stock Option Plan.
     As at March 31, 2011, non-employee options outstanding amounted to 210,445 options (2010 — 68,775) with a weighted average exercise price of $20.75 (2010 — $6.51). Of these grants, 20,000 common share options are subject to vesting based on a performance commitment which has not been completed as at March 31, 2011 and no expense has been recorded. 103,944 options (2010 — 24,607) were exercisable with an average weighted exercise price of $27.64 (2010 — $10.93) and the vested options have an aggregate intrinsic value of $0.5 million (2010 — $0.2 million). The weighted average fair value of options granted to non-employees during the three months ended March 31, 2011 at the measurement date was $13.75 per share (2010 — $8.46 per share), utilizing a Binomial Model with the following underlying assumptions for periods ended March 31:

	Three Months
	Ended March 31,
	2011	2010
Average risk-free interest rate	2.38%	2.97%
Contractual option life	6 years	6 years
Average expected volatility	50%	61%
Dividend yield	0%	0%
     For the three months ended March 31, 2011, the Company recorded a charge of $0.2 million (2010 — less than $0.1 million million) to cost and expenses applicable to revenues — services and selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is an accrual of $0.2 million for non-employee stock options granted.
     Restricted Common Shares

     Under the terms of certain employment agreements dated July 12, 2000, the Company was required to issue either 160,000 restricted common shares or pay their cash equivalent upon request by the employees at any time. The Company accounted for the obligation as a liability, which was classified within accrued liabilities. In December 2010, upon request by the employees, the Company paid $4.2 million in cash to settle the equivalent of the remaining 160,000 restricted common shares under these agreements. The Company recorded an expense of $0.7 million for the three months ended March 31, 2010 related to the restricted common shares.
     Stock Appreciation Rights
     There were no stock appreciation rights (“SARs”) granted during the first quarters of 2011 or 2010. During 2007, 2,280,000 SARs with a weighted average exercise price of $6.20 per right were granted in lieu of stock options to certain Company executives. During the first quarter of 2011, 527,500 SARs were cash settled for $10.7 million (2010 — 210,000 SARs were cash settled for $2.1 million). The average exercise price for the settled SARs for the quarter ended March 31, 2011 was $6.86 (2010 — $4.34) per SAR. As at March 31, 2011, 605,000 SARs were outstanding, of which 572,000 SARs were exercisable. None of the SARs were forfeited, cancelled, or expired for the quarters ended March 31, 2011 and 2010. The SARs vesting period ranges from immediately upon granting to 5 years, with a remaining contractual life ranging from 4.76 to 6.76 years as at March 31, 2011. The outstanding SARs had an average fair value of $25.05 per right as at March 31, 2011 (December 31, 2010 — $21.21). The Company accounts for the obligation of these SARs as a liability (March 31, 2011 — $14.8 million; December 31, 2010 — $23.7 million), which is classified within accrued liabilities. The Company has recorded a $1.8 million expense for the three months ended March 31, 2011 (2010 — $8.0 million) to selling, general and administrative expenses related to these SARs. The following assumptions were used for measuring the fair value of the SARs:

	As at	As at
	March 31,	December 31,
	2011	2010
Average risk-free interest rate	0.78%	0.65%
Expected option life (in years)	0.11 - 2.14	0.24 - 2.51
Expected volatility	50%	50% - 61%
Annual termination probability	0% - 8.31%	0% - 8.31%
Dividend yield	0%	0%

Warrants
     There were no warrants issued during the three months ended or outstanding as at March 31, 2011 and 2010.
  (c) (Loss) earnings per Share
     Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months
	Ended March 31,
	2011	2010
Net (loss) earnings from continuing operations applicable to common shareholders	$(1,003)	$26,580

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	64,146	62,832
Weighted average number of shares issued during the period	41	224

Weighted average number of shares used in computing basic (loss) income per share	64,187	63,056
Assumed exercise of stock, net of shares assumed	—	3,052

Weighted average number of shares used in computing diluted (loss) income per share	64,187	66,108

     The calculation of diluted loss per share for the first quarter of 2011 excludes 4,038,198 shares that are issuable upon exercise of stock options, net of shares assumed as the impact of these exercises would be antidilutive.
  (d) Shareholders’ Equity
     The following summarizes the movement of Shareholders’ Equity for the three months ended March 31, 2011:

Balance as at December 31, 2010	$158,458
Issuance of common shares for stock options exercised	830
Net loss	(1,003)
Adjustment to other equity for employee stock options granted	1,995
Adjustment to other equity for non-employee stock options granted	1,542
Adjustment to capital stock for stock options exercised	372
Adjustment to other equity for stock options exercised	(372)
Adjustments to accumulated other comprehensive income to record unrealized hedging gains	302
Adjustments to accumulated other comprehensive income to record the realization of hedging gains upon settlement	(258)
Adjustments to accumulated other comprehensive income to record the amortization of actuarial loss on defined benefit plan	54
Tax effect of movement in accumulated other comprehensive income	(28)

Balance as at March 31, 2011	$161,892

     14. Segmented Information
     The Company has 8 reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases IMAX theater projection system equipment. The theater system maintenance segment maintains IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment provides IMAX theater projection system equipment to an exhibitor in exchange for a share of the box-office and concession revenues. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment operates certain IMAX theaters. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.” The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2010 Form 10-K.
     The Company’s Chief Operating Decision Maker (“CODM”), as defined in the Segment Reporting Topic of the FASB ASC, assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), interest income, interest expense and tax provision (recovery) are not allocated to the segments.
     Transactions between the film production and IMAX DMR segment and the film post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.
     Transactions between the other segments are not significant.

	Three Months
	Ended March 31,
	2011	2010
Revenue(1)
IMAX systems	$22,259	$10,953
Theater system maintenance	5,795	4,966
Joint revenue sharing arrangements	4,040	18,936
Films
Production and IMAX DMR	7,258	23,452
Distribution	2,617	3,273
Post-production	1,624	2,592
Theater operations	981	5,949
Other	586	2,663

Total	$45,160	$72,784

Gross margins
IMAX systems(2)	$11,735	4,500
Theater system maintenance	2,587	2,309
Joint revenue sharing arrangements(2)	2,178	16,812
Films
Production and IMAX DMR(2)	2,759	19,501
Distribution(2)	626	742
Post-production	1,689	2,054
Theater operations	(763)	1,658
Other	(165)	724

Total	$20,646	$48,300

(1)	The Company’s two largest customers as at March 31, 2011 collectively represent 9.5% of total revenues (2010 — 24.3%).

(2)	IMAX systems include commission costs of $0.7 million for the three months ended March 31, 2011 (2010 — $0.2 million). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $0.5 million for the three months ended March 31, 2011 (2010 — $0.6 million). Production and DMR segment margins include marketing costs of $0.4 million for the three months ended March 31, 2011 (2010 — $0.2 million). Distribution segment margins include marketing costs of $0.2 million for the three months ended March 31, 2011 (2010 — $0.5 million).

	March 31,	December 31,
	2011	2010
Assets
IMAX systems	$127,245	$119,708
Theater system maintenance	14,872	13,548
Joint revenue sharing arrangements	82,323	81,376
Films
Production and IMAX DMR	5,521	17,229
Distribution	5,398	5,313
Post-production	4,505	2,877
Theater operations	507	582
Other	1,902	1,785
Corporate and other non-segment specific assets	94,301	106,670

Total	$336,574	$349,088

Geographic Information

	March 31,	March 31,
	2011	2010
Revenue
Canada	$1,001	$1,897
United States	25,480	55,796
Russia and the CIS	3,917	1,639
Western Europe	2,282	4,692
Rest of Europe	2,324	332
Asia (Excluding Greater China)	2,319	2,513
Greater China	6,772	3,322
Mexico	356	1,260
Rest of World	709	1,333

Total	$45,160	$72,784

     No single country in the Rest of the World, Western Europe, Rest of Europe or Asia (excluding Greater China) classifications comprises more than 5% of the total revenue.
15. Employees Pension and Postretirement Benefits
  (a) Defined Benefit Plan
     The Company has an unfunded U.S. defined benefit pension plan, the SERP, covering Richard L. Gelfond, Chief Executive Officer (“CEO”) of the Company and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at March 31, 2011, the benefits of Mr. Gelfond were 100% vested. Upon a termination for cause, prior to a change of control, the executive shall forfeit any and all benefits to which such executive may have been entitled, whether or not vested.
     Under the terms of the SERP, if Mr. Gelfond’s employment terminated other than for cause prior to August 1, 2010, he would have been entitled to receive SERP benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he became entitled to receive remaining benefits in the form of a lump sum payment. If Mr. Gelfond’s employment is, or would have been, terminated other than for cause on or after August 1, 2010, he is, or would have been, entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. The term of Mr. Gelfond’s current employment agreement has been extended through December 31, 2012.
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
     The amounts accrued for the SERP are determined as follows:

	As at	As at
	March 31,	December 31,
	2011	2010
Obligation, beginning of period	$18,108	$29,862
Service cost	—	448
Interest cost	70	351
Benefits paid	—	(15,199)
Actuarial loss	—	2,646

Obligation, end of period and unfunded status	$18,178	$18,108

     The following table provides disclosure of pension expense for the SERP:

	Three Months Ended March 31,
	2011	2010
Service cost	$—	$112
Interest cost	70	88
Amortization of actuarial loss	54	—

Pension expense	$124	$200

     The accumulated benefit obligation for the SERP was $18.2 million at March 31, 2011 and $18.1 million at December 31, 2010.
     The following amounts were included in accumulated other comprehensive income (“AOCI”) and will be recognized as components of net periodic benefit cost in future periods:

	As at	As at
	March 31,	December 31,
	2011	2010
Unrecognized actuarial loss	$2,185	$2,239

     No contributions are expected to be made for the SERP during 2011. The Company expects amortization of actuarial losses of $0.2 million to be recognized as a component of net periodic benefit cost during the remainder of 2011.
     The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2011 (nine months remaining)	$—
2012	—
2013	18,813
2014	—
2015	—

Thereafter	$18,813

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
(b) Defined Contribution Plan
     The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three months ended March 31, 2011, the Company contributed and expensed an aggregate of $0.2 million (2010 — $0.2 million) to its Canadian plan and an aggregate of less than $0.1 million (2010 — less than $0.1 million) to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.
(c) Postretirement Benefits
     The Company has an unfunded postretirement plan for Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at March 31, 2011 is $0.5 million (December 31, 2010 — $0.5 million). The Company has expensed less than $0.1 million for the three months ended March 31, 2011 (2010 — less than $0.1 million).
     The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2011 (nine months remaining)	$4
2012	$15
2013	$31
2014	$34
2015	$38
Thereafter	$—
16. Financial Instruments
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
  (b) Fair Value Measurements

     The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at March 31, 2011		As at December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Borrowings under Credit Facility	$17,500	$17,500	$17,500	$17,500
Financed sales receivable	$50,996	$50,793	$43,620	$43,615
Net investment in sales-type leases	$24,948	$27,751	$29,981	$32,613
Foreign exchange contracts — designated forwards	$707	$707	$664	$664
Foreign exchange contracts — non-designated forwards	$1,200	$1,200	$1,249	$1,249
     The carrying value of borrowings under the Credit Facility approximates fair value as the interest rates offered under the Credit Facility are close to March 31, 2011 and December 31, 2010 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2011 and December 31, 2010, respectively.
     The estimated fair values of the Financed sales receivable and Net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2011 and December 31, 2010, respectively.
     The fair value of foreign currency derivatives are determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2011 and December 31, 2010, respectively. These identical instruments are traded on a closed exchange.
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
     The following table discloses the recorded investment in financing receivables by credit quality indicator as at March 31, 2011:

	Net	Financed
	Investment	Sales
	in Leases	Receivables	Total
In good standing	$21,320	$50,052	$71,372
Pre-approved transactions	1,521	—	1,521
Transactions suspended	4,665	1,010	5,675

	$27,506	$51,062	$78,568

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
     The Company’s investment in financing receivables on nonaccrual status as at March 31, 2011 is as follows:

	Recorded	Related
	Investment	Allowance
Net investment in leases	$4,665	$(2,442)
Financed sales receivables	691	(66)

Total	$5,356	$(2,508)

     The Company considers financing receivables with aging between 60-89 days as indications of theaters with potential collection concerns. The Company will begin to focus its review on these financing receivables and increase its discussions internally and with the theater regarding payment status. Once a theater’s aging exceeds 90 days, the Company’s policy is to review and assess collectibility on the theater’s past due accounts. Over 90 days past due is used by the Company as an indicator of potential impairment as invoices up to 90 days outstanding could be considered reasonable due to the time required for dispute resolution or for the provision of further information or supporting documentation to the customer.
     The Company’s aged financing receivables are as follows:

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	30-89 Days	90+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$686	$267	$1,792	$2,745	$24,761	$27,506	$(2,558)	$24,948
Financed sales receivables	827	340	524	1,691	49,371	51,062	(66)	50,996

Total	$1,513	$607	$2,316	$4,436	$74,132	$78,568	$(2,624)	$75,944

     The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

					Related		Recorded
				Billed	Unbilled		Investment
				Financing	Recorded	Related	Past Due
	Current	30-89 Days	90+ Days	Receivables	Investment	Allowance	and Accruing
Net investment in leases	$72	$54	$581	$707	$1,198	$(116)	$1,789
Financed sales receivables	280	147	298	725	11,516	—	12,241

Total	$352	$201	$879	$1,432	$12,714	$(116)	$14,030

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

	Impaired Financing Receivables
	For the Three Months Ended March 31, 2011
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowanced	Investment	Recognized
Recorded investment for which there is a related allowance:
Financed sales receivables	239	183	(66)	239	—

Total recorded investment in impaired loans:

Financed sales receivables	$239	$183	$(66)	$239	$—

     The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables is as follows:

	For the Three Months ended March 31, 2011
	Net Investment	Financed
	in Leases	Sales Receivables
Allowance for credit losses:

Beginning balance	$4,838	$66
Charge-offs	(2,445)	—
Recoveries	—	—
Provision	165	—

Ending balance	$2,558	$66

Ending balance: individually evaluated for impairment	$2,558	$66

Financing receivables:

Ending balance: individually evaluated for impairment	$27,506	$51,062

(d)	Foreign Exchange Risk Management
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
     The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at March 31, 2011 (the “Foreign Currency Hedges”), with settlement dates throughout 2011 and 2012. In addition, at March 31, 2011, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered Foreign Currency Hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income (“OCI”) and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statement of operations.
     The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:
Notional value foreign exchange contracts as at:

	March 31,	December 31,
	2011	2010
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$8,668	$12,671

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	17,759	28,842

	$26,427	$41,513

Fair value of derivatives in foreign exchange contracts as at:

		March 31,	December 31,
	Balance Sheet Location	2011	2010
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$707	$664

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	1,200	1,249

		$1,907	$1,913

Derivatives in Foreign Currency Hedging relationships for the three months ended March 31:

		2011	2010
Foreign exchange contracts — Forwards	Derivative gain
	recognized in OCI
	(effective portion)	$302	$208

	Location of
	derivative gain
	reclassified from
	AOCI into income
	(effective portion)	2011	2010
Foreign exchange contracts — Forwards	Selling, general and
	administrative expenses	$258	$550

Non Designated Derivatives in Foreign Currency relationships for the three months ended March 31:

	Location of
	derivative gain	2011	2010
Foreign exchange contracts — Forwards	Selling, general and
	administrative expenses	$628	$424

(e)  Investments in New Business Ventures
     The Company accounts for investments in new business ventures using the guidance of ASC 323 and ASC 320, as appropriate. At March 31, 2011, the equity method of accounting is being utilized for an investment with a carrying value of $2.9 million (December 31, 2010 — $1.6 million). For the three month period ended March 31, 2011, gross revenues, cost of revenue and net loss for the investment were $0.2 million, $1.4 million and $4.2 million, respectively. The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. In addition, during 2010, the Company made an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under ASC 320 and is recorded at its fair value of $1.5 million at March 31, 2011 (December 31, 2010 — $1.5 million). This investment is classified as an available-for-sale investment. The total carrying value of investments in new business ventures at March 31, 2011 is $4.4 million (December 31, 2010 — $3.1 million) and is recorded in Other Assets.

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
     The Company believes the IMAX theater network is the most extensive premium theater network in the world with 528 IMAX theaters (408 commercial, 120 institutional) operating in 46 countries as at March 31, 2011. This compares to 438 IMAX theaters (316 commercial, 122 institutional) operating in 47 countries as at March 31, 2010.
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
IMAX Systems, Theater System Maintenance and Joint Revenue Sharing Arrangements
     The Company provides IMAX theater systems to customers on a sales or long-term lease basis, typically with initial terms of approximately 10 years. These agreements typically provide for three major sources of cash flows: initial fees, ongoing fees (which can include a fixed minimum amount per annum and contingent fees in excess of the minimum payments) and maintenance and extended warranty fees. The initial fees vary depending on the system configuration and location of the theater and generally are paid to the Company in installments commencing upon the signing of the agreement. Finance income is derived over the term of the sales or sales-type lease arrangement as the unearned income on financed sales or sales-type leases is earned. Ongoing fees are paid monthly over the term of the contract, commencing after the theater system has been installed and are generally equal to the greater of a fixed minimum amount per annum or a percentage of box-office receipts. Both ongoing fees and maintenance and extended warranty fees are typically indexed to a local consumer price index.
     The Company also offers certain commercial clients joint revenue sharing arrangements, where the Company receives a portion of the theater’s box-office and concession revenue in exchange for placing an IMAX theater system at the theater operator’s venue.
     Revenue from theater system arrangements is recognized at a different time from when cash is collected. See “Critical Accounting Policies” below for further discussion on the Company’s revenue recognition policies.

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
     The Company’s theater signings are as follows:

	For the Three Months Ended March 31,
	2011			2010
	Number of		Dollar Value	Number of		Dollar Value
	Systems		(in millions)	Systems		(in millions)
Full new sales and sale-type lease arrangements	23	(1)	$26.9	8	(1)	$10.8
Digital upgrades under sales and sale-type lease arrangements	2	(2)	0.9	14	(2)	6.0
Joint revenue sharing arrangements	76	(3)	n/a	19	(3)	n/a

	101		$27.8	41		$16.8

(1)	Includes 1 installation in the first quarter of 2011 and 22 in backlog as at March 31, 2011 (2 installations in the first quarter of 2010 and 6 in backlog as at March 31, 2010).

(2)	Includes no installations in the first quarter of 2011 and 2 in backlog as at March 31, 2011 (8 installations in the first quarter of 2010 and 6 in backlog as at March 31, 2010).

(3)	Includes no installations in the first quarter of 2011 and 76 in backlog as at March 31, 2011 (nil installations in the first quarter of 2010 and 19 in backlog as at March 31, 2010).

     The Company’s sales backlog is as follows:

	March 31, 2011			March 31, 2010
	Number of		Dollar Value	Number of		Dollar Value
	Systems		(in thousands)	Systems		(in thousands)
Sales and sale-type lease arrangements	158	(1)	$190,972	100	(1)	$123,233
Joint revenue sharing arrangements	125		n/a	56		n/a

	283	(2)	$190,972	156	(2)	$123,233

(1)	Includes 5 upgrades from film-based IMAX theater systems to IMAX digital theater systems as at March 31, 2011 (7 at March 31, 2010).

(2)	Reflects the minimum number of theaters arising from signed contracts in backlog. Up to an additional 23 theaters (nil at March 31, 2010) may be installed pursuant to certain provisions in signed contracts in backlog.
     Theater systems under joint revenue sharing arrangements carry no assigned backlog value. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.
     The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as at March 31:

	2011				2010
	Theater				Theater
	Network				Network
	Base		Backlog		Base		Backlog
Flat Screen (2D)	27	(1)	—		35	(2)	—
Dome Screen (2D)	66		—		66		—
IMAX 3D Dome (3D)	3		—		2		—
IMAX 3D GT (3D)	70	(1)	2		88	(2)	5
IMAX 3D SR (3D)	34	(1)	1		47	(2)	1
IMAX MPX (3D)	12	(1)	4		28	(2)	11
IMAX digital (3D)	316	(1)	276	(3)	172	(2)	139	(3)

Total	528		283		438		156

(1)	During the three months ended March 31, 2011, the Company upgraded 22 film-based IMAX theater systems to IMAX digital theater systems (all sales arrangements).

(2)	During the three months ended March 31, 2010, the Company upgraded 10 film-based IMAX theater systems to IMAX digital theater systems (9 sales arrangements and 1 joint revenue sharing arrangement).

(3)	Includes 125 and 56 theater systems as at March 31, 2011 and 2010, respectively, under joint revenue sharing arrangements.
     The following table outlines the breakdown of the theater network by type and geographic location as at March 31:

	2011 Theater Network Base				2010 Theater Network Base
	Commercial	Commercial			Commercial	Commercial
	Multiplex	Destination	Institutional	Total	Multiplex	Destination	Institutional	Total
United States	228	8	65	301	178	8	66	252
Canada	17	2	7	26	13	2	7	22
Mexico	7	—	10	17	8	—	11	19
Russia & the CIS	18	—	—	18	6	—	—	6
Western Europe	34	7	9	50	25	7	9	41
Rest of Europe	9	—	—	9	9	—	—	9
Japan	9	2	6	17	5	2	7	14
Greater China(1)	26	—	18	44	14	—	17	31
Rest of World	38	3	5	46	37	2	5	44

Total	386	22	120	528	295	21	122	438

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
CRITICAL ACCOUNTING POLICIES
     The Company prepares its interim condensed consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).
     The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to selling prices associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; provisions for inventory obsolescence; ultimate revenues for film assets; impairment provisions for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post retirement assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historic experience, future expectations and other assumptions that are believed to be reasonable at the date of the consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in note 2 to its audited consolidated financial statements in the Company’s 2010 Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) and are summarized below.
     The Company considers the following significant estimates, assumptions and judgments to have the most significant effect on its results:
Revenue Recognition
     The Company generates revenue from various sources as follows:
•	design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 46 countries as at March 31, 2011;
•	production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;
•	operation of certain IMAX theaters primarily in the United States;
•	provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.
  Multiple Element Arrangements
     The Company’s revenue arrangements with certain customers may involve multiple elements consisting of a theater system (projector, sound system, screen system and, if applicable, 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation, and projectionist training; a license to use of the IMAX brand; 3D glasses; maintenance and extended warranty services; and licensing of films. The Company evaluates all elements in an arrangement to determine what are considered typical deliverables for accounting purposes and which of the deliverables represent separate units of accounting based on the applicable accounting guidance in the Leases Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”); the Guarantees Topic of the FASB ASC; the Entertainment — Films Topic of FASB ASC; and the Revenue Recognition Topic of the FASB ASC. If separate units of accounting are either required under the relevant accounting standards or determined to be applicable under the Revenue Recognition Topic, the total consideration received or receivable in the arrangement is allocated based on the applicable guidance in the above noted standards.
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
     The Company’s System Deliverable arrangements involve either a lease or a sale of the theater system. Consideration in the Company’s arrangements that are not joint revenue sharing arrangements, consists of upfront or initial payments made before and after the final installation of the theater system equipment and ongoing payments throughout the term of the lease or over a period of time, as specified in the arrangement. The ongoing payments are the greater of an annual fixed minimum amount or a certain percentage of the theater box-office. Amounts received in excess of the annual fixed minimum amounts are considered contingent payments. The Company’s arrangements are non-cancellable, unless the Company fails to perform its obligations. In the absence of a material default by the Company, there is no right to any remedy for the customer under the Company’s arrangements. If a material default by the Company exists, the customer has the right to terminate the arrangement and seek a refund only if the customer provides notice to the Company of a material default and only if the Company does not cure the default within a specified period.
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

     In a certain sales arrangement not subject to the provisions of the amended ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements” (“ASC 605-25”), the Company provided a customer with digital upgrades on several systems, including several specified upgrades to an as-of-yet undeveloped product. At the current period-end, the Company has not yet established the fair value of this product, and as a result, the Company cannot determine the arrangement’s consideration, nor its allocation of consideration between delivered and undelivered items. Consequently, revenue recognition has been deferred for all delivered items in the arrangement. Once the Company determines an objective and reliable fair value of the undeveloped specified upgrade, the Company will be able to calculate total arrangement consideration and consequently, the Company will be able to recognize revenue on the delivered elements of the arrangement. If the arrangement is materially modified in the future, the arrangement in its entirety would be subject to the provisions of the amended ASC 605-25 and the Company would be required to develop, absent an established selling price for the undeveloped specified upgrade, a best estimated selling price for the undeveloped specified upgrade, allocate the arrangement’s consideration on a relative selling price allocation basis, and recognize revenue on the delivered elements based on that allocation.
     Lease Arrangements
     The Company uses the Leases Topic of the FASB ASC to evaluate whether an arrangement is a lease and the classification of the lease. Arrangements not within the scope of the accounting standard are accounted for either as a sales or services arrangement, as applicable.
     For lease arrangements, the Company determines the classification of the lease in accordance with the Leases Topic of the FASB ASC. A lease arrangement that transfers substantially all of the benefits and risks incident to ownership of the equipment is classified as a sales-type lease based on the criteria established in the accounting standard; otherwise the lease is classified as an operating lease. Prior to commencement of the lease term for the equipment, the Company may modify certain payment terms or make concessions. If these circumstances occur, the Company reassesses the classification of the lease based on the modified terms and conditions.
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
     In addition, the Company could agree with customers to convert their obligations for other theater system configurations that have not yet been installed to arrangements to acquire or lease the IMAX digital theater system. The Company considers these situations to be a termination of the previous arrangement and origination of a new arrangement for the IMAX digital theater system. For all arrangements entered into or modified prior to the date of adoption of the amended ASC 605-25, the Company continues to defer an amount of any initial fees received from the customer such that the aggregate of the fees deferred and the net present value of the future fixed initial and ongoing payments to be received from the customer equals the selling price of the IMAX digital theater system to be leased or acquired by the customer. Any residual portion of the initial fees received from the customer for the terminated theater system is recorded in Other revenues at the time when the obligation for the original theater system is terminated and the new theater system arrangement is signed. Under the amended ASC 605-25, as described in note 2 to the accompanying notes to the unaudited condensed consolidated financial statements, for all arrangements entered into or materially modified after the date of adoption, the total arrangement consideration to be received is allocated on a relative selling price basis to the digital upgrade and the termination of the previous theater system. The arrangement consideration allocated to the termination of the existing arrangement is recorded in Other revenues at the time when the obligation for the original theater system is terminated and the new theater system arrangement is signed.
     The Company may offer certain incentives to customers to complete theater system transactions including payment concessions or free services and products such as film licenses or 3D glasses. Reductions in, and deferral of, payments are taken into account in determining the sales price either by a direct reduction in the sales price or a reduction of payments to be discounted in accordance with the Leases or Interests Topic of the FASB ASC. Free products and services are accounted for as separate units of accounting. Other consideration given by the Company to customers are accounted for in accordance with the Revenue Recognition Topic of the FASB ASC.
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
     Revenues from digitally re-mastering (IMAX DMR) films where third parties own or hold the copyrights and the rights to distribute the film are derived in the form of processing fees and recoupments calculated as a percentage of box-office receipts generated from the re-mastered films. Processing fees are recognized as Services revenues when the performance of the related re-mastering service is completed, provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectibility is reasonably assured. Recoupments, calculated as a percentage of box-office receipts, are recognized as Services revenues when box-office receipts are reported by the third party that owns or holds the related film rights, provided collectibility is reasonably assured.
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
Deferred Tax Asset Valuation
     As at March 31, 2011, the Company had net deferred income tax assets of $57.4 million. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operating results, projected future operating results, reversing temporary differences, contracted sales backlog at March 31, 2011, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies.

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
Impact of Recently Issued Accounting Pronouncements
     See note 2 to the accompanying condensed consolidated financial statements in Item 1 for information regarding recent changes in accounting policies and the impact of recently issued accounting pronouncements impacting the Company.
RESULTS OF OPERATIONS
     As identified in note 14 to the accompanying condensed consolidated financial statements in Item 1, the Company has eight reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases IMAX theater projection system equipment. The theater system maintenance segment maintains IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment installs IMAX theater projection system equipment to an exhibitor in exchange for a certain percentage of box-office and concession revenue. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2010 Form 10-K.
     The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations have been organized and discussed with respect to the above stated segments. Management feels that a discussion and analysis based on its segments is significantly more relevant as the Company’s condensed consolidated statements of operations captions combine results from several segments.
Three Months Ended March 31, 2011 Versus Three Months Ended March 31, 2010
     The Company reported a net loss of $1.0 million or $0.02 loss per basic share and $0.02 loss per diluted share for the first quarter of 2011, as compared to net income of $26.6 million or $0.42 per basic share and $0.40 per diluted share for the first quarter of 2010. Net income for the quarter includes a $1.8 million charge (2010 — $8.7 million) or $0.03 per diluted share for variable share-based compensation expense primarily due to the increase in the Company’s stock price during the quarter (from $28.07 per share to

$31.98 per share) and its impact on stock appreciation rights, a one-time $2.1 million charge ($0.03 per diluted share) due to an arbitration award arising from an arbitration proceeding brought against the Company in connection with a discontinued subsidiary, and a non-cash tax benefit of $0.3 million ($nil per diluted share). Excluding the impact of variable share-based compensation expense, the charge for an arbitration award, and the non-cash tax benefit, net income would have been $2.5 million or $0.04 per diluted share in the first quarter of 2011 as compared to net income of $35.3 million or $0.53 per diluted share for the first quarter of 2010.
     The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
IMAX Systems
Sales and sales-type leases(1)	$19,309	$8,531	$8,942	$2,063
Ongoing rent, fees, and finance income(2)	2,950	2,422	2,793	2,437

	22,259	10,953	11,735	4,500

Theater System Maintenance	5,795	4,966	2,587	2,309

Joint Revenue Sharing Arrangements	4,040	18,936	2,178	16,812

Film
Production and IMAX DMR	7,258	23,452	2,759	19,501
Distribution	2,617	3,273	626	742
Post-production	1,624	2,592	1,689	2,054

	11,499	29,317	5,074	22,297

Theater Operations	981	5,949	(763)	1,658

Other	586	2,663	(165)	724

	$45,160	$72,784	$20,646	$48,300

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.
     Revenues and Gross Margin
     The Company’s revenues for the first quarter of 2011 decreased by 38.0% to $45.2 million from $72.8 million in the same period last year due in large part to decreases in revenue from film and joint revenue sharing arrangements, partially offset by an increase in IMAX systems revenue. The gross margin across all segments in the first quarter of 2011 was $20.6 million, or 45.7% of total revenue, compared to $48.3 million, or 66.4% of total revenue in the first quarter of 2010.
     IMAX Systems
     IMAX systems revenue increased 103.2% to $22.3 million in the first quarter of 2011 as compared to $11.0 million in the first quarter of 2010, resulting primarily from the installation of 7 more full, theater systems (excluding digital upgrades) under sales or sales-type leases as compared to the prior year comparative period.
     Revenue from sales and sales-type leases increased 126.3% to $19.3 million in the first quarter of 2011 from $8.5 million in the first quarter of 2010. The Company recognized revenue on 11 full, new theater systems which qualified as either sales or sales-type leases in the first quarter of 2011, with a total value of $13.5 million, as compared to 3 in the first quarter of 2010 with a total value of

$4.7 million. The Company also recognized revenue on 14 digital upgrades in the first quarter of 2011, with a total value of $5.5 million, as compared to 9 in the first quarter of 2010 with a total value of $2.7 million. Digital upgrades have lower sales prices and gross margin than full theater system installations. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers. There were no used systems installed during the three months ended March 31, 2011, as compared to one used system with a value of $0.9 million installed and recognized in the prior year comparative period.
     Average revenue per full, new sales and sales-type lease system was $1.2 million for the three months ended March 31, 2011, as compared to $1.6 million for the three months ended March 31, 2010. Average revenue per full, new sales and sales-type lease system was lower in the first quarter of 2011 compared to the prior year comparative period primarily due to the mix of units sold in the quarter (see chart below). Average revenue per digital upgrade was $0.4 million for the three months ended March 31, 2011, as compared to $0.3 million experienced during the three months ended March 31, 2010. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangement (see discussion below) installations by theater system configuration for the first quarter of 2011 and 2010 is outlined in the table below.

	Three Months
	Ended March 31,
	2011		2010
Sales and Sales-type lease systems — installed and recognized
IMAX 3D SR	—		1
IMAX Dome	—		1
IMAX digital	25	(1)	11	(3)

	25		13
IMAX digital — installed and deferred	8	(2)	—

	33		13
Joint revenue sharing arrangements — installed and operating
IMAX digital	10	(1)	6	(3)

	43		19

(1)	Includes the digital upgrade of 14 systems (all sales arrangements) from film-based to digital.

(2)	Includes the digital upgrade of 8 systems (all sales arrangements) from film-based to digital.

(3)	Includes the digital upgrade of 10 systems (9 sales arrangements and 1 system under a joint revenue sharing arrangement) from film-based to digital.
     As noted in the table above, 8 theater systems under a digital upgrade sales arrangement were installed but revenue recognition was deferred in the three months ended March 31, 2011. The arrangement contained provisions providing the customer with standard digital upgrades, which were installed, and a number of as-of-yet undeveloped upgrades. The Company’s policy is such that once the fair value for the undeveloped upgrade is established, the Company allocates total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a relative fair value basis and recognizes the revenue allocated to the delivered elements with their associated costs. If the arrangement is materially modified in the future, the arrangement in its entirety would be subject to the provisions of the amended ASU 605-25 and the Company would be required to develop, absent an established selling price or third party evidence of the selling price for the undeveloped specified upgrade, a best estimated selling price for the undeveloped specified upgrade, allocate the arrangement’s consideration on a relative selling price allocation basis, and recognize revenue on the delivered elements based on that allocation. In the three month period ended March 31, 2010, the Company did not defer any recognitions.
     Settlement revenue was $0.3 million for the three months ended March 31, 2011 and $nil for the three months ended March 31, 2010. The amount recognized in the first quarter of 2011 related to a consensual buyout for one uninstalled theater system.
     IMAX theater systems gross margin from full, new sales and sale-type leases, excluding the impact of settlements and asset impairment charges, increased to 64.9% in the first quarter of 2011, from 59.2% in the first quarter of 2010. The gross margin on digital upgrades, excluding the impact of settlements and asset impairment charges, was $0.9 million in the first quarter of 2011 in comparison with a loss of $0.2 million in the prior year quarter. There were no used systems installed during the three months ended March 31, 2011, as compared to one used system with a gross margin of $0.1 million installed and recognized in the prior year comparative period.
     Ongoing rent revenue and finance income increased to $3.0 million in the first quarter of 2011 compared to $2.4 million in the first quarter of 2010. Gross margin for ongoing rent and finance income increased in the first quarter of 2011 to $2.8 million from $2.4 million in the first quarter of 2010. The increase in revenue and gross margin was largely due to higher contingent fees which amounted to $1.1 million in the first quarter of 2011 and $0.2 million in the first quarter of 2010.
     Theater System Maintenance
     Theater system maintenance revenue increased 16.7% to $5.8 million during the first quarter of 2011 as compared to $5.0 million in the first quarter of 2010. Theater system maintenance gross margin increased $0.3 million to $2.6 million in the first quarter of 2011 as compared to $2.3 million in the prior year comparative period. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins can vary depending on the mix of theater system configurations in the theater network and the date of installation.
     Joint Revenue Sharing Arrangements
     Revenue from joint revenue sharing arrangements decreased 78.7% to $4.0 million in the first quarter of 2011 compared to $18.9 million in the first quarter of 2010. The Company ended the first quarter with 181 theaters under joint revenue sharing arrangements as compared to 122 theaters at the end of the first quarter of 2010. The decrease in revenues from joint revenue sharing arrangements was due to the lack of event type films during the quarter compared to the record performance of Avatar: An IMAX 3D Experience during the first quarter of 2010. During the quarter, the Company installed 10 full, new theaters under joint revenue sharing arrangements, as compared to 5 full, new theaters during the prior year quarter.
     The gross margin from joint revenue sharing arrangements in the first quarter of 2011 decreased to $2.2 million compared to $16.8 million in the first quarter of 2010. The decrease in gross margin was largely a result of a decrease in revenues. Included in the calculation of first quarter gross margin were certain advertising, marketing and selling expenses of $0.5 million, as compared to $0.6 million incurred in the prior year period. Excluding these launch expenses from both periods, the gross margin would have been $2.7 million in the first quarter of 2011, compared to $17.4 million in the first quarter of 2010.
     Film
     Revenues from the Company’s film segments decreased 60.8% to $11.5 million in the first quarter of 2011 from $29.3 million in the first quarter of 2010. Film production and IMAX DMR revenues decreased to $7.3 million in the first quarter of 2011 from $23.5 million in the first quarter of 2010. The decrease in film production and IMAX DMR revenues was primarily as a result of the lack of event type films during the quarter compared to the record breaking performance of Avatar: An IMAX 3D Experience during the first quarter of 2010. Gross box office generated by IMAX DMR films decreased to $62.1 million for the first quarter of 2011 from $232.2 million for the first quarter of 2010. In 2011, gross-box office was generated by the exhibition of 7 films listed below, as compared to 3 films exhibited during the first three months of 2010:

First Three Months — 2011 Films Exhibited	First Three Months — 2010 Films Exhibited
TRON: Legacy: An IMAX 3D Experience	Avatar: An IMAX 3D Experience
The Green Hornet: An IMAX 3D Experience	Alice in Wonderland: An IMAX 3D Experience
Tangled: An IMAX 3D Experience	How to Train Your Dragon: An IMAX 3D Experience
Sanctum: An IMAX 3D Experience
I Am Number Four: The IMAX Experience
Mars Needs Moms: An IMAX 3D Experience
Sucker Punch: The IMAX Experience
     Film distribution revenues decreased to $2.6 million in the first quarter of 2011 from $3.3 million in the first quarter of 2010. During the first quarter of 2010, the Company launched Hubble 3D: An IMAX 3D Experience. The Company did not release any new, original titles in the first quarter of 2011. In April 2011, the Company, in conjunction with WB, released the original film Born to Be Wild 3D: An IMAX 3D Experience to its network.

     Film post-production revenues decreased to $1.6 million in the first quarter of 2011 from $2.6 million in the first quarter of 2010 due to a decrease in third party business.
     The Company’s gross margin from its film segments decreased in the first quarter of 2011 to $5.1 million from $22.3 million in the first quarter of 2010. Film production and IMAX DMR gross margin decreased to $2.8 million in the first quarter of 2011 from $19.5 million in the first quarter of 2010 primarily due to the decreased gross box office in the first quarter of 2011 as compared to the first quarter of 2010. The film distribution gross margin decreased in the first quarter of 2011 to $0.6 million from $0.7 million in the first quarter of 2010, primarily as a result of the decrease in film distribution revenues. During the first quarter of 2011, the gross margin from post-production was $1.7 million as compared to $2.1 million in the first quarter of 2010.
     Theater Operations
     Theater operations revenue decreased to $1.0 million in the first quarter of 2011 compared to $5.9 million experienced in the first quarter of 2010. This decrease was attributable to decreases in average ticket prices and attendance, primarily as a result of the record performance of Avatar: An IMAX 3D Experience in the first quarter of 2010 and comparatively weaker film performance.
     Theater operations gross margin decreased to a loss of $0.8 million in the first quarter of 2011 as compared to a profit of $1.7 million in the first quarter of 2010 due to a decrease in revenues.
     Other
     Other revenue decreased to $0.6 million in the first quarter of 2011 compared to $2.7 million in the same period in 2010. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses. Other revenue in the first quarter of 2010 was driven by high orders for 3D glasses as a result of the record breaking performance of Avatar: An IMAX 3D Experience.
     The gross margin on other revenue was a loss of $0.2 million for the quarter ended March 31, 2011 as compared to a margin of $0.7 million for the quarter ended March 31, 2010.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased to $16.9 million in the first quarter of 2011 as compared to $19.5 million in the first quarter of 2010. The $2.6 million decrease experienced from the prior year comparative period was largely the result of the following:
•	a $5.5 million decrease in the Company’s stock-based compensation expense (including $6.9 million for variable share-based awards) primarily due to there being substantially fewer variable stock awards outstanding as compared to the prior year period as a result of the settlement of a number of SARs in 2010 and the first quarter of 2011 (as at March 31, 2011, 605,000 variable stock awards were outstanding as compared to 1,960,000 as at March 31, 2010).
This decrease was partially offset by:
•	a $1.6 million increase in staff-related and compensation costs including (i) an increase in salaries and benefits of $1.3 million arising in part from a higher average Canadian dollar denominated salary expense ($0.3 million), increased staffing and normal merit increases, and (ii) a $0.3 million increase in travel and entertainment costs commensurate with business activity;
•	a $1.1 million increase in legal and professional fees and other expenses, including work performed relating to new business initiatives; and
•	a $0.2 million increase in other general corporate expenditures, which resulted from an expansion of the Company’s overall business.
     Provision for Arbitration Award
     During the quarter ended March 31, 2011, the Company recorded a provision of $2.1 million regarding an award issued in connection with an arbitration proceeding brought against the Company, relating to agreements entered into in 1994 and 1995 by its former Ridefilm subsidiary, whose business the Company discontinued through a sale to a third party in March 2001. The Company is seeking to have the award vacated. See note 9(c) to the condensed consolidated financial statements for more information on this matter.
     Research and Development
     Research and development expenses increased to $1.9 million in the first quarter of 2011 compared to $1.2 million in the first of 2010. The increased research and development expenses for the three months ended March 31, 2011 compared to the prior year period are primarily attributable to ongoing enhancements to the Company’s digital projection technology to assure that the Company continues to provide the highest quality, premiere movie going experience available to consumers, as well as ongoing work performed on the Company’s portable theater initiative.
     Receivable Provisions, Net of Recoveries
     Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.2 million and less than $0.1 million in the first quarter of 2011 and 2010, respectively.
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
     Interest Income and Expense
     Interest income decreased to less than $0.1 million in the first quarter of 2011 as compared to $0.3 million in the first quarter of 2010.
     Interest expense decreased to $0.4 million in the first quarter of 2011 as compared to $0.7 million in the first quarter of 2010. Included in interest expense is the amortization of deferred finance costs of $0.1 million in the first quarter of 2011 and less than $0.1 million in the first quarter of 2010. The Company’s policy is to defer and amortize, over the life of the debt instrument, all the costs relating to debt financing which are paid directly to the debt provider.
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
     There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings. As at March 31, 2011, the Company had a gross deferred income tax asset of $65.3 million, against which the Company is carrying a $7.9 million valuation allowance. The Company recorded an income tax recovery of $0.3 million for the three months ended March 31, 2011, of which a provision of $0.1 million is related to an increase in unrecognized tax benefits. For the three months ended March 31, 2010, the Company recorded an income tax provision of $0.4 million, of which $0.1 million was related to an increase in unrecognized tax benefits.
     The Company anticipates that it will become a cash taxpayer in late 2012 or 2013.

     Outlook
     The Company continues to expect higher revenues in 2011 as compared to 2010 as a result of (i) the recent and expected future growth of the Company’s commercial theater network, which drives revenue in several of the Company’s segments, and (ii) the anticipated performance of the remaining 2011 film slate. The recent and expected future growth in the theater network is being driven in part by the record number of theater signings the Company achieved in 2010. The high level of signings activity continued into the first quarter of 2011, with the Company entering into arrangements for a total of 101 theater systems (99 new, 2 digital upgrades).
     The Company installed 21 IMAX theater systems, not including digital upgrades, in the first three months of 2011. At March 31, 2011, this reflected an increase of 20.6% for the overall IMAX theater network and 30.8% for the IMAX commercial multiplex theater network as compared to March 31, 2010. Of the theater system arrangements in backlog as at March 31, 2011, the Company currently estimates that approximately 94-104 theater systems (excluding digital upgrades) will be installed during the reminder of 2011. As a result, by the end of 2011, the Company’s total theater network is expected to have increased by approximately 21.0% over the prior year and its commercial multiplex theater network by approximately 30.0% over the prior year as the majority of the new 2011 systems are to be installed in commercial settings. In addition, each year the Company installs a number of systems that are signed in that same calendar year. However, the Company cautions that theater system installations slip from period to period in the course of the Company’s business and such slippages remain a recurring and unpredictable part of its business.
     The Company’s pace of overall IMAX theater system signings increased significantly in the first three months of 2011 as compared to the prior year quarter. The Company signed deals for 101 theater systems during the first three months of 2011, as compared to 41 IMAX theater signings for the first three months of 2010. The Company believes that this increase in IMAX theater system signings will result in a larger IMAX theater network and, accordingly, increased revenue for the Company over the longer term. A substantial portion of the recent commercial theater network growth has come from theaters under joint revenue sharing arrangements in the United States and, increasingly, in certain international markets. Revenue sharing arrangements allow the Company to capitalize on its theater network growth by providing the Company with higher recurring revenue than under most sales or sales-type lease arrangements. The Company believes that the strategy of increasing the number of IMAX theaters under joint revenue sharing arrangements has driven increased profitability in recent years and the Company believes that it will continue to drive profitability in the future. The retirement of a significant portion of the Company’s debt during 2009 and increased cash flows from operations during 2009 and 2010 has allowed the Company the financial flexibility to fund the expansion of its joint revenue sharing strategy. To date, the Company has signed joint revenue sharing arrangements for 306 theater systems, including the Company’s recently announced 75-theater joint revenue sharing arrangement with Wanda Cinema Line Corporation, China’s top-grossing cinema chain. Of the 306 joint revenues sharing theaters signed, 181 have been installed as at March 31, 2011. The Company cautions that as an increasing portion of its revenues are derived from theaters under joint revenue sharing arrangements, it is increasingly subject to the success or failure of its IMAX DMR film slate.
     In recent years, the number of IMAX DMR films released to the IMAX theater network has also increased. The increased number of IMAX DMR films can minimize the impact of an individual film’s relatively weak performance. In addition, the increased number of titles with shorter release windows can mean a greater opportunity to capitalize on the early weeks of a movie’s release, when over half of a given title’s gross box office is typically generated. The increased number of films also permits the Company to select a diverse mix of titles to maximize the network’s box office potential. To date, the Company has signed contracts for 22 DMR films that will be exhibited on the IMAX theater network in 2011, as compared to 16 IMAX DMR titles in 2010 and 14 IMAX DMR titles in 2009. The Company remains in active discussions with every major Hollywood studio regarding future titles. However, the Company cautions that films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and type of IMAX DMR and IMAX original films released to the IMAX theater network. The Company intends to continue to try and achieve the optimal film slate, with the appropriate number of mix and titles.
     During the first quarter of 2011, the Company’s DMR revenue decreased by 69.1% over the prior year quarter owing to the lack of event type IMAX DMR films exhibited during the quarter compared to the record performance of Avatar: An IMAX 3D Experience in the first quarter of 2010. IMAX DMR films exhibited during the quarter, however, continued to significantly outperform lower-cost formats on a per screen basis. The Company continues to expect increased revenue for 2011 over 2010 in part based on the anticipated performance of the remaining 2011 film slate.
     The Company believes that its international expansion is an important driver of future growth for the Company. On March 24, 2011, the Company announced a 75-theater joint revenue sharing agreement with Wanda Cinema Line Corporation. This agreement with Wanda, which represents IMAX’s first full revenue-sharing arrangement in China and its largest single international partnership to date, brings the total number of IMAX theaters open or in backlog in Greater China to 177. Under the terms of the new partnership, IMAX will install its digital technology into 25 of the exhibitor’s multiplex locations this year, with the remainder to be rolled out in 2012, 2013 and 2014. On March 29, 2011, the Company and Cinema Park, an exhibition chain owned by Russia’s largest media holding company, Profmedia, announced a sale agreement to install 8 additional digital IMAX theater systems (in addition for a deal for 10 systems in 2010). These theater systems are scheduled to be installed in various parts of Russia in 2012 and 2013. In addition, on March 30, 2011, the Company and PVR Cinemas, India’s leading cinema brand and operator of the country’s top-performing multiplexes, announced an agreement to install 4 digital IMAX theater systems in key locations throughout India.
     For the first three months of 2011, 48% of the Company’s gross box office from DMR films was generated from IMAX theaters in international markets, as compared with 43% in the first three months of 2010. In the first three months of 2011, 95 of the Company’s 101 theater signings were for theaters in international markets. During the remainder of 2011, the Company intends to continue to expand its international presence, including by expanding its number of theaters under international joint revenue sharing arrangements.
     To support its growth in international markets, the Company has begun, and expects to continue, to evaluate DMR opportunities in international markets. In July 2010, the Company exhibited its first DMR title outside of North America, Aftershock: The IMAX Experience, across IMAX theaters in China, other parts of Asia and key North American markets pursuant to an agreement between the Company and Huayi Bros. Media Corporation Ltd., China’s largest media group. On August 30, 2010, the Company announced that internationally acclaimed director John Woo and producer Terence Chang’s next film, the action epic Flying Tigers, is intended to be released to select IMAX theaters in early 2012. In December 2010, the Company also announced the release of The Founding of a Party: The IMAX Experience in China in June 2011. The Company is similarly committed to maximizing the productivity of its international theaters through international-only releases. The Company’s first international-only release Prince of Persia: Sands of Time: The IMAX Experience was released in May 2010 and the Company’s second international-only release, Tangled: An IMAX 3D Experience, was released in select Asian markets beginning in February 2011. The Company anticipates additional international-only releases in the future. Finally, in order to further strengthen the Company’s film slate internationally, the Company has recently announced certain IMAX-only early releases. For instance, TRON: Legacy: An IMAX 3D Experience was released in IMAX theaters in France four days prior to its wide release in that country. The Company and its studio partners also employed this IMAX-only early release strategy with Harry Potter and the Deathly Hallows: Part I: The IMAX Experience in France in November, with TRON: Legacy: An IMAX 3D Experience in Russia in December and with I Am Number Four: The IMAX Experience in Mexico in February.
     The Company’s historical domestic growth strategy has been to penetrate domestic urban markets with large national exhibition partners. More recently, however, the Company has signed several new theater agreements with smaller, regional exhibitors such as Warren Theatres and Premiere Cinemas. The Company has found that some of the top performing IMAX theatres in the United States are in smaller markets and as such will continue to pursue this growth initiative.
     In addition to the 7 DMR films that have already been shown in the IMAX theater network in the first three months of 2011, 15 additional DMR films are scheduled to be released to its theater network during the remaining nine months of 2011:
•	Fast Five: The IMAX Experience (Universal, April 2011);

•	Thor: An IMAX 3D Experience (Marvel, Paramount, May 2011);

•	Pirates of the Caribbean: On Stranger Tides: An IMAX 3D Experience (Disney, May 2011);

•	Kung Fu Panda 2: An IMAX 3D Experience (Paramount, May 2011, to be released in select international markets);

•	Super 8: The IMAX Experience (Paramount, June 2011);

•	The Founding of a Party: The IMAX Experience (China Film Group, June 2011, to be released in the People’s Republic of China);

•	Cars 2: An IMAX 3D Experience (Disney, June 2011);

•	Transformers 3: Dark of the Moon: An IMAX 3D Experience (Paramount, July 2011);

•	Harry Potter and the Deathly Hallows Part II: An IMAX 3D Experience (WB, July 2011);

•	Real Steel: The IMAX Experience (DreamWorks Studios Disney, October 2011);

•	Contagion: The IMAX Experience (WB, October 2011);

•	Puss in Boots: An IMAX 3D Experience (Paramount, November 2011);

•	Happy Feet 2: An IMAX 3D Experience (WB, November 2011);

•	Mission: Impossible — Ghost Protocol: The IMAX Experience (Paramount, December 2011); and

•	The Adventures of Tintin: The Secret of the Unicorn: An IMAX 3D Experience (Paramount, December 2011).

     In addition, the Company, in conjunction with WB, released the original film Born to Be Wild 3D: An IMAX 3D Experience to its network in April 2011.
     During the remainder of 2011, the Company expects to continue to explore new areas of brand extension such as: 3D in-home entertainment technology; increased post-production opportunities; alternative theater content; and partnering with technology, studio, programming, content and consumer electronics companies. In 2010, 3net was formed. 3net is a 24/7 3D television channel operated by a limited liability corporation owned by the Company, Discovery Communications and Sony Corporation.
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
     The Company’s indebtedness under the Credit Facility includes the following:

	March 31,	December 31,
	2011	2010
Term Loan	$17,500	$17,500

     As at March 31, 2011, the Company’s current borrowing capacity under the revolving portion of the Credit Facility was $35.2 million after deduction for the minimum Excess Availability reserve of $5.0 million. Outstanding borrowings and letters of credit and advance payment guarantees were $nil as at March 31, 2011. As at December 31, 2010, the borrowing capacity was $40.0 million after deduction of the minimum Excess Availability reserve of $5.0 million.
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
     The revolving portion of the Credit Facility bears interest, at the Company’s option, at either (i) LIBOR plus a margin of 2.75% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 1.25% per annum. The term loan portion of the Credit Facility bears interest at the Company’s option, at either (i) LIBOR plus a margin of 3.75% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 2.25% per annum. Under the Credit Facility, the effective interest rate for the three months ended March 31, 2011 for the term loan portion was 4.05% (2010 — 4.01%) and n/a for the revolving portion (2010 — 3.25%).
     The Credit Facility provides that so long as the term loan remains outstanding, the Company will be required to maintain: (i) a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1 through December 31, 2010, and (ii) a ratio of funded debt to EBITDA of not more than 1.75:1 thereafter. If the Company repays the term loan in full, it will remain subject to such ratio requirements only if Excess Availability (as defined in the Credit Agreement) is less than $10.0 million or Cash and Excess Availability (as defined in the Credit Agreement) is less than $15.0 million. The ratio of funded debt to EBITDA was 0.26:1 as at March 31, 2011, where Funded Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $17.5 million. EBITDA is calculated as follows:

	For the	For the
	3 months ended	12 months ended
EBITDA per Credit Facility:	March 31, 2011	March 31, 2011(1)
(In thousands of U.S. Dollars)
Net (loss) earnings	$(1,003)	$73,196
Add (subtract):
Loss from equity accounted investments	422	915
Recovery of income taxes	(309)	(52,529)
Interest expense, net of interest income	425	1,542
Depreciation and amortization, including film asset amortization	5,161	20,281
Write-downs net of recoveries including asset impairments and receivable provisions	208	2,650
Stock and other non-cash compensation	4,107	22,723
Other, net	—	(356)

	$9,011	$68,422

(1)	Ratio of funded debt calculated using twelve months ended EBITDA
          If Cash and Excess Availability is less than $25.0 million, the Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0; provided, however, that if the Company repays the term loan in full, it will remain subject to such ratio requirement only if Excess Availability is less than $10.0 million or Cash and Excess Availability is less than $15.0 million. At all times, under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. These amounts were $40.2 million and $57.5 million, respectively at March 31, 2011. The Company was in compliance with all of these requirements as at March 31, 2011.
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
     On April 27, 2011, Wells Fargo entered into a commitment letter with the Company in which it, along with EDC, has committed to provide the Company with a senior secured revolving loan and revolving term loan facility in an amount up to $110.0 million (the “New Facility”). The New Facility would serve as an amendment and extension to the Credit Facility and would extend the maturity date of Credit Facility by two years to October 31, 2015. The New Facility would consist of up to $50.0 million in revolving loans and up to a $60.0 million revolving term loan with no scheduled repayments. Both the revolving loans and the revolving term loan will bear interest, at the Company’s option, at either (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. This compares to the pre-amended interest rate under the Credit Facility, which was, at the Company’s option, either (i) LIBOR plus a margin of 3.75% or 2.75% per annum for the term loan and the revolving loan, respectively, or (ii) Wells Fargo’s prime rate plus a margin of 2.25% or 1.25% per annum for the term loan and the revolving loan, respectively. The Company anticipates entering into definitive documents with respect to the New Facility by the end of the second quarter of 2011.

     Letters of Credit and Other Commitments
     As at March 31, 2011, the Company has letters of credit and advance payment guarantees of $nil outstanding (December 31, 2010 — $nil), under the Credit Facility.
     The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at March 31, 2011, the Company had letters of credit outstanding of $1.2 million under the Bank of Montreal Facility as compared to $2.4 million as at December 31, 2010.
     Cash and Cash Equivalents
     As at March 31, 2011, the Company’s principal sources of liquidity included cash and cash equivalents of $17.4 million, the Credit Facility, anticipated collection from trade accounts receivable of $30.5 million, anticipated collection from financing receivables due in the next 12 months of $12.7 million, payments expected in the next 12 months on existing backlog deals and cash receipts from theaters under joint revenue sharing arrangements. As at March 31, 2011, the Company had drawn down $nil on the revolving portion of the Credit Facility, and had letters of credit of $nil outstanding under the Credit Facility and $1.2 million under the Bank of Montreal Facility.
     During the three months ended March 31, 2011, the Company’s operations used cash of $9.6 million and the Company used cash of $4.0 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements and to purchase property, plant, and equipment. Based on management’s current operating plan for 2011, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements. Cash flows from joint revenue sharing arrangements are derived from the theater box office and concession revenues and the Company invested directly in the roll out of 10 new theater systems under joint revenue sharing arrangements during the three months ended March 31, 2011.
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
     Cash used by operating activities amounted to $9.6 million for the three months ended March 31, 2011. Changes in other non-cash operating assets as compared to December 31, 2010 include: an increase of $2.3 million in financing receivables; a decrease of $8.9 million in accounts receivable; an increase of $2.7 million in inventories; an increase of $0.7 million in prepaid expenses, which primarily relates to an increase in prepaid benefits and film distribution expenses; and a $2.0 million decrease in other assets which includes a $1.3 million decrease in insurance recoveries receivable, a $0.6 million decrease in other assets, and a $0.1 million decrease in commission and agency fees. Changes in other operating liabilities as compared to December 31, 2010 include: a decrease in deferred revenue of $2.4 million related to amounts relieved from deferred revenue related to theater system installations offset by backlog payments received in the current period; a decrease in accounts payable of $0.3 million; and a decrease of $16.9 million in accrued liabilities including payments of $10.7 million for variable stock-based compensation expense.
     Included in accrued liabilities at March 31, 2011 was $18.2 million in respect of accrued pension obligations.
     Investing Activities
     Net cash used in investing activities amounted to $4.2 million in the three months ended March 31, 2011, which includes an investment in joint revenue sharing equipment of $3.2 million, purchases of $0.8 million in property, plant and equipment, and an increase in other intangible assets of $0.2 million.
     Financing Activities
     Net cash provided by financing activities in the three months ended March 31, 2011 amounted to $0.8 million due to the proceeds from the issuance of common shares from stock option exercises.
     Capital Expenditures
     Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, and investments in film assets were $6.2 million for the three months ended March 31, 2011 as compared to $3.4 million for the three months ended March 31, 2010.
CONTRACTUAL OBLIGATIONS
     Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
	Total
(In thousands of U.S. Dollars)	Obligations	2011	2012	2013	2014	2015	Thereafter
Pension obligations (1)	$18,813	$—	$—	$18,813	$—	$—	$—
Credit Facility(2)	17,500	11,667	5,833	—	—	—	—
Operating lease obligations (3)	14,998	4,240	5,449	2,088	899	510	1,812
Purchase obligations (4)	13,481	13,481	—	—	—	—	—
Postretirement benefits obligations	122	4	15	31	34	38	—
Capital lease obligations (5)	63	19	23	21	—	—	—

	$64,977	$29,411	$11,320	$20,953	$933	$548	$1,812

(1)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment at the beginning of 2013 upon retirement at the end of the current term of his employment agreement, although Mr. Gelfond has not informed the Company that he intends to retire at that time.

(2)	Interest on the Credit Facility is payable monthly in arrears based on the applicable variable rate and is not included above.

(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s properties in New York and Santa Monica, and at the various owned and operated theaters.

(4)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.

(5)	The Company’s total minimum annual payments to be made under capital leases, mostly consisting of payments for IT hardware and various other fixed assets.

     Pension and Postretirement Obligations
     The Company has an unfunded defined benefit pension plan, the SERP, covering Messrs. Gelfond and Wechsler. As at March 31, 2011, the Company had an unfunded and accrued projected benefit obligation of approximately $18.2 million (December 31, 2010 — $18.1 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate. During the quarter ended June 30, 2010, the Company obtained $3.2 million representing the cash surrender value of Mr. Gelfond’s policy. The proceeds were used to pay down the term loan under the Credit Facility. During the quarter ended September 30, 2010, the Company obtained $4.6 million representing the cash surrender value of Mr. Wechsler’s policy. The amount was used to fund part of the $14.7 million lump sum payment made to Mr. Wechsler on August 1, 2010 under the SERP, which settled in full Mr. Wechsler’s entitlement under the SERP. At March 31, 2011, the cash surrender value of these policies was $nil.
     Under the terms of the SERP, if Mr. Gelfond’s employment had been terminated other than for cause prior to August 1, 2010, he would have been entitled to receive SERP benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he would have become entitled to receive remaining benefits in the form of a lump sum payment. If Mr. Gelfond’s employment is, or would have been, terminated other than for cause on or after August 1, 2010, he is, or would have been, entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. The term of Mr. Gelfond’s current employment agreement has been extended through December 31, 2012.
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
     In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at March 31, 2011, the Company had an unfunded benefit obligation of $0.5 million (December 31, 2010 — $0.5 million).
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

     For the three months ended March 31, 2011, the Company recorded a foreign exchange gain of $0.6 million as compared with a foreign exchange gain of $0.3 million in 2010 associated with the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts.
     The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies with settlement dates throughout 2011. In addition, at March 31, 2011, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered foreign currency hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The notional value of these contracts at March 31, 2011 was $8.7 million (December 31, 2010 — $12.7 million). A gain of $0.3 million was recorded to Other Comprehensive Income with respect to the appreciation in the value of these contracts in the three months ended March 31, 2011 (2010 — gain of $0.2 million). A gain of $0.3 million for the three months ended March 31, 2011 (2010 — gain of $0.6 million) was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses. The notional value of forward contracts that do not qualify for hedge accounting at March 31, 2011 was $17.8 million (December 31, 2010 — $28.8 million).
     For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.
     At March 31, 2011, the Company’s net investment in leases and working capital items denominated in Canadian dollar and Euros aggregated to $1.9 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2011, the potential change in the fair value of foreign currency-denominated net investment in leases and working capital items would be $0.2 million. A significant portion of the Company’s selling, general, and administrative expenses are denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at March 31, 2011, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.
     Interest Rate Risk Management
     The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.
     As at March 31, 2011, the Company borrowings under the Credit Facility were $17.5 million (December 31, 2010 — $17.5 million).
     The Company’s largest exposure with respect to variable rate debt comes from changes in the London Interbank Offered Rate (LIBOR). The Company had variable rate debt instruments representing approximately 10.0% and 9.2% of its total liabilities as at March 31, 2011 and December 31, 2010, respectively. If interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately less than $0.1 million for the quarter ended March 31, 2011. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate debt and cash balances at March 31, 2011.
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
     The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at March 31, 2011 and has concluded that, as at the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See note 9 to the interim condensed consolidated financial statements for information regarding legal proceedings involving the Company.
Item 1A. Risk Factors
     There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated April 28, 2011, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated April 28, 2011, by Joseph Sparacio.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated April 28, 2011, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated April 28, 2011, by Joseph Sparacio.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION
Date: April 28, 2011	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer (Principal Financial Officer)

Date: April 28, 2011	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller (Principal Accounting Officer)