Form 10-Q
period 2011-06-30
IMAX CORP
filed 2011-07-28
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2011
Common stock, no par value	64,567,556

IMAX CORPORATION

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3. Quantitative and Qualitative Factors about Market Risk	68
Item 4. Controls and Procedures	69

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	70
Item 1A. Risk Factors	70
Item 4. Submission of Matters to a Vote of Security Holders	70
Item 5. Other Information	71
Item 6. Exhibits	71
Signatures	72
EX-10.37
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

IMAX CORPORATION
SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
     Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) and expectations regarding the Company’s future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; including the length and severity of the current economic downturn, the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; the performance of IMAX DMR films; conditions in the in-home and out-of-home entertainment industries; the signing of theater system agreements; changes in laws or regulations; conditions, changes and developments in the commercial exhibition industry; the failure to convert theater system backlog into revenue; risks related to new business initiatives; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; the potential impact of increased competition in the markets the Company operates within; risks related to foreign currency transactions; risks related to the Company’s prior restatements and the related litigation; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.
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

IMAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Cash and cash equivalents	$23,232	$30,390
Accounts receivable, net of allowance for doubtful accounts of $1,534 (December 31, 2010 — $1,988)	44,243	39,570
Financing receivables (notes 3 and 17(c))	79,558	73,601
Inventories (note 4)	17,746	15,275
Prepaid expenses	3,934	2,832
Film assets	2,752	2,449
Property, plant and equipment (note 5)	89,097	74,035
Other assets (notes 17(d) and 17(e))	13,896	12,350
Deferred income taxes (note 13(a))	56,155	57,122
Goodwill	39,027	39,027
Other intangible assets (note 6)	2,492	2,437

Total assets	$372,132	$349,088

Liabilities
Bank indebtedness (note 7)	$34,583	$17,500
Accounts payable	30,070	20,384
Accrued liabilities (notes 8(a), 8(c), 9, 14(b), 16(a), and 16(c))	55,104	78,994
Deferred revenue	81,589	73,752

Total liabilities	201,346	190,630

Commitments, contingencies and guarantees (notes 8 and 9)

Shareholders’ equity
Capital stock (note 14) common shares — no par value. Authorized — unlimited number.
Issued and outstanding — 64,567,556 (December 31, 2010 — 64,145,573)	300,282	292,977
Other equity	12,506	7,687
Deficit	(140,387)	(141,209)
Accumulated other comprehensive loss	(1,615)	(997)

Total shareholders’ equity	170,786	158,458

Total liabilities and shareholders’ equity	$372,132	$349,088

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenues
Equipment and product sales	$19,750	$16,363	$39,981	$27,994
Services (note 10(c))	26,993	28,792	45,267	69,023
Rentals (note 10(c))	9,015	9,352	14,066	29,203
Finance income	1,474	1,091	2,828	2,161
Other	—	—	250	—

	57,232	55,598	102,392	128,381

Costs and expenses applicable to revenues
Equipment and product sales (note 10(a))	9,661	8,019	20,512	16,153
Services (notes 10(a) and 10(c))	17,525	18,210	28,902	32,177
Rentals (note 10(a))	3,744	2,329	6,010	4,712
Other	—	—	20	—

	30,930	28,558	55,444	53,042

Gross margin	26,302	27,040	46,948	75,339
Selling, general and administrative expenses (note 10(b)) (including share-based compensation expense of $4.6 million and $8.5 million for the three and six months ended June 30, 2011, respectively (2010 - recovery of $3.8 million and expense of $5.6 million, respectively))	19,470	11,133	36,338	30,662
Provision for arbitration award (note 9(c))	—	—	2,055	—
Research and development	2,117	1,219	3,985	2,462
Amortization of intangibles	116	115	228	245
Receivable provisions, net of recoveries (note 12)	151	353	359	366

Income from operations	4,448	14,220	3,983	41,604
Interest income	13	13	31	297
Interest expense	(551)	(535)	(994)	(1,187)

Income from operations before income taxes	3,910	13,698	3,020	40,714
Provision for income taxes	(1,634)	(396)	(1,325)	(831)
Loss from equity-accounted investments	(451)	—	(873)	—

Net income	$1,825	$13,302	$822	$39,883

Net income per share — basic and diluted: (note 14(c))
Net income per share — basic	$0.03	$0.21	$0.01	$0.63

Net income per share — diluted	$0.03	$0.20	$0.01	$0.60

Comprehensive income consists of:
Net income	$1,825	$13,302	$822	$39,883
Amortization of actuarial loss on defined benefit plan (note 16(a))	53	—	107	—
Unrealized hedging gain (loss) (note 17(d))	49	(387)	351	(179)
Realization of hedging (gains) losses upon settlement (note 17(d))	(466)	7	(724)	(542)
Unrealized change in market value of available-for-sale investment (note 17(e))	(488)	—	(488)	—
Tax effect of movement in comprehensive income (note 13(b))	164	—	136	—

Comprehensive income, net of income taxes	$1,137	$12,922	$204	$39,162

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In accordance with United States Generally Accepted Accounting Principles
(In thousands of U.S. dollars)
(Unaudited)

	Six Months
	Ended June 30,
	2011	2010
Cash (used in) provided by:
Operating Activities
Net income	$822	$39,883
Items not involving cash:
Depreciation and amortization (note 11(c))	12,183	10,696
Write-downs, net of recoveries (note 11(d))	370	578
Change in deferred income taxes	1,104	—
Stock and other non-cash compensation	8,944	6,050
Provision for arbitration award (note 9(c))	2,055	—
Unrealized foreign currency exchange (gain) loss	(97)	729
Loss on equity-accounted investments	873	—
Gain on non-cash contribution to equity-accounted investees	(404)	—
Change in cash surrender value of life insurance	—	47
Investment in film assets	(6,288)	(5,725)
Changes in other non-cash operating assets and liabilities (note 11(a))	(30,002)	(12,335)

Net cash (used in) provided by operating activities	(10,440)	39,923

Investing Activities
Purchase of property, plant and equipment	(2,227)	(2,808)
Investment in joint revenue sharing equipment	(14,886)	(2,325)
Investment in new business ventures	(760)	(667)
Cash surrender value of life insurance	—	3,179
Acquisition of other assets	—	(39)
Acquisition of other intangible assets	(504)	(298)

Net cash used in investing activities	(18,377)	(2,958)

Financing Activities
Increase in bank indebtedness (note 7)	49,583	—
Repayment of bank indebtedness (note 7)	(32,500)	(25,208)
Credit facility amendment fees paid	(259)	—
Common shares issued — stock options exercised (note 14(d))	5,095	5,057

Net cash provided by (used in) financing activities	21,919	(20,151)

Effects of exchange rate changes on cash	(260)	113

(Decrease) increase in cash and cash equivalents during the period	(7,158)	16,927

Cash and cash equivalents, beginning of period	30,390	20,081

Cash and cash equivalents, end of period	$23,232	$37,008

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
     The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). The Company has 8 film production companies that are VIEs. For two of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets of $nil (December 31, 2010 — $nil) and total liabilities of $nil as at June 30, 2011 (December 31, 2010 — $nil). For the other 6 film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at June 30, 2011, these 6 VIEs have total assets of $12.7 million (December 31, 2010 — $11.1 million) and total liabilities of $12.7 million (December 31, 2010 — $11.1 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil and $nil for the three and six months ended June 30, 2011, respectively (2010 — $nil and $nil, respectively). The carrying value of these investments in VIEs that are not consolidated is $nil at June 30, 2011 (December 31, 2010 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statement of operations.
     The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 Investments — Equity Method and Joint Ventures (“ASC 323”) and the FASB ASC 320 - Investments in Debt and Equity Securities (“ASC 320”), as appropriate. At June 30, 2011, the equity method of accounting is being utilized for an investment with a carrying value of $3.3 million (December 31, 2010 — $1.6 million). The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. In addition, during 2010, the Company made an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under ASC 320 and is recorded at its fair value of $1.0 million at June 30, 2011 (December 31, 2010 — $1.5 million). This investment is classified as an available-for-sale investment. The total carrying value of investments in new business ventures at June 30, 2011 is $4.3 million (December 31, 2010 — $3.1 million) and is recorded in Other Assets.
     All significant intercompany accounts and transactions, including all unrealized intercompany profits on transactions with equity-accounted investees, have been eliminated.
     The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
     These interim financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company’s financial statements for the year ended December 31, 2010, except as described in note 2.

2. New Accounting Standards and Accounting Changes
Changes in Accounting Policies
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
     In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-14”). ASU 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. The amendments in this update are effective, on a prospective basis, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. On January 1, 2011, the Company adopted the accounting requirements in ASU 2009-14. The application of this amended standard does not have an impact on the Company’s condensed consolidated financial statements.
     In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) to amend topic ASC 820 “Fair Value Measurements and Disclosures,” by improving disclosure requirements in order to increase transparency in financial reporting. ASU 2010-06 requires that an entity disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. On January 1, 2010, the Company adopted the disclosure amendments in ASU 2010-06, except for the amendments to Level 3 fair value measurements as described above, and has expanded disclosures as presented in Note 17. On January 1, 2011, the Company adopted the disclosure amendments in ASU 2010-06 pertaining to Level 3 fair value measurements and has expanded disclosures as presented in note 17(b).
     In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under

ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. It is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. On December 31, 2010, the Company adopted the disclosure requirements in ASU 2010-20 and has expanded disclosures as presented in note 17(c).
     In December 2010, the FASB issued ASU No. 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). The objective of ASU 2010-28 is to address questions about entities with reporting units with zero or negative carrying amounts. The amendments in ASU 2010-28 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists by considering whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is applicable to all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. On January 1, 2011, the Company adopted the accounting requirements in ASU 2010-28. This amended standard does not have an impact on the Company’s condensed consolidated financial statements at this time as the Company does not have any reporting units with zero or negative amounts for goodwill impairment testing purposes.
     In January 2011, the FASB issued ASU No. 2011-01, “Receivables (ASC Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring in Update No. 2010-20 (“ASU 2011-01”) which delays the effective date of disclosure requirements for troubled debt restructurings in ASU 2010-20 for public entities. This guidance is effective immediately. The adoption of ASU 2011-01 did not have a material impact on the Company’s condensed consolidated financial statements.
Recently Issued FASB Accounting Standard Codification Updates
     In April 2011, the FASB issued ASU No. 2011-02, “Receivables (ASC Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring in Update No 2010-20” (“ASU 2011-02”). ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. For public entities, the amendments in ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption. Early application by public entities is not permitted. The amendments in ASU 2011-02 do not have an impact on the Company’s condensed consolidated financial statements.
     In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The standards set forth in ASU 2011-04 supersede most of the accounting guidance currently found in Topic 820 of the FASB’s ASC. The amendments will improve comparability of fair value measurements presented and disclosed in financial statements prepared with GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011 on a prospective basis. Early application by public entities is not permitted. The Company is currently evaluating the potential impact of ASU 2011-04 on its condensed consolidated financial statements.
     In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). The amendments contained within this update require that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The objective of this amendment is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, on a retrospective basis. Early application by public entities is permitted. The Company is currently evaluating the potential impact of ASU 2011-05 on its condensed consolidated financial statements.
3. Financing Receivables
     Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	June 30,	December 31,
	2011	2010
Gross minimum lease payments receivable	$35,897	$49,977
Unearned finance income	(11,175)	(15,158)

Minimum lease payments receivable	24,722	34,819
Accumulated allowance for uncollectible amounts	(2,592)	(4,838)

Net investment in leases	22,130	29,981

Gross financed sales receivables	81,570	62,127
Unearned finance income	(24,076)	(18,441)

Financed sales receivables	57,494	43,686
Accumulated allowance for uncollectible amounts	(66)	(66)

Net financed sales receivables	57,428	43,620

Total financing receivables	$79,558	$73,601

Net financed sales receivables due within one year	$7,734	$6,166
Net financed sales receivables due after one year	$49,694	$37,454
     As at June 30, 2011, the financed sale receivables had a weighted average effective interest rate of 8.8% (December 31, 2010 — 8.8%).
4. Inventories

	June 30,	December 31,
	2011	2010
Raw materials	$3,542	$4,693
Work-in-process	2,708	2,293
Finished goods	11,496	8,289

	$17,746	$15,275

     At June 30, 2011, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $7.4 million (December 31, 2010 — $3.2 million).
     Inventories at June 30, 2011 include provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $4.3 million (December 31, 2010 — $4.4 million).

5. Property, Plant and Equipment

	As at June 30, 2011
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$98,740	$35,762	$62,978
Camera equipment(5)	6,355	6,048	307

	105,095	41,810	63,285

Assets under construction(3)	12,719	—	12,719

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	9,157	5,566
Office and production equipment(4)	28,051	23,671	4,380
Leasehold improvements	8,774	7,220	1,554

	53,141	40,048	13,093

	$170,955	$81,858	$89,097

	As at December 31, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$86,249	$33,775	$52,474
Camera equipment(5)	6,355	6,008	347

	92,604	39,783	52,821

Assets under construction(3)	8,305	—	8,305

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	8,906	5,817
Office and production equipment(4)	27,172	23,454	3,718
Leasehold improvements	8,603	6,822	1,781

	52,091	39,182	12,909

	$153,000	$78,965	$74,035

(1)	Included in theater system components are assets with costs of $18.7 million (December 31, 2010 — $19.9 million) and accumulated depreciation of $17.9 million (December 31, 2010 — $19.0 million) that are leased to customers under operating leases.

(2)	Included in theater system components are assets with costs of $75.8 million (December 31, 2010 — $62.8 million) and accumulated depreciation of $15.1 million (December 31, 2010 — $12.0 million) that are used in joint revenue sharing arrangements.

(3)	Included in assets under construction are components with costs of $10.9 million (December 31, 2010 — $6.2 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.

(4)	Included in office and production equipment are assets under capital lease with costs of $1.3 million (December 31, 2010 — $1.5 million) and accumulated depreciation of $1.3 million (December 31, 2010 — $1.4 million).

(5)	Included in camera equipment is fully amortized equipment still in use by the Company.

6. Other Intangible Assets

	As at June 30, 2011
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$7,570	$5,078	$2,492
Other	250	250	—

	$7,820	$5,328	$2,492

	As at December 31, 2010
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$7,289	$4,852	$2,437
Other	250	250	—

	$7,539	$5,102	$2,437

     The Company expects to amortize approximately $0.2 million of other intangible assets for the remainder of 2011 and $0.3 million for each of the next 5 years, respectively. Fully amortized other intangible assets are still in use by the Company.
     During the six months ended June 30, 2011, the Company acquired $0.3 million in patents and trademarks. The net book value of these patents and trademarks was $0.3 million as at June 30, 2011. The weighted average amortization period for these additions was 10 years.
     During the three and six months ended June 30, 2011, the Company incurred costs of $0.1 million, respectively, to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses.
     7. Credit Facility
     On June 2, 2011, the Company amended and restated the terms of its existing senior secured credit facility (the “Prior Credit Facility”), which had been scheduled to mature on October 31, 2013. The amended and restated facility (the “Credit Facility”), with a scheduled maturity of October 31, 2015, has a maximum borrowing capacity of $110.0 million, consisting of revolving asset-based loans of up to $50.0 million subject to a borrowing base calculation (as described below) and including a sublimit of $20.0 million for letters of credit, and a revolving term loan of up to $60.0 million. The Prior Credit Facility had a maximum borrowing capacity of $75.0 million. Certain of the Company’s subsidiaries serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility. The Credit Facility is collateralized by a first priority security interest in all of the present and future assets of the Company and the Guarantors.
     The terms of the Credit Facility are set forth in the Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated June 2, 2011, among the Company, Wells Fargo Capital Finance Corporation (Canada), as agent, lender, sole lead arranger and sole bookrunner (“Wells Fargo”), and Export Development Canada, as lender (“EDC”, together with Wells Fargo, the “Lenders”) and in various collateral and security documents entered into by the Company and the Guarantors. Each of the Guarantors has also entered into a guarantee in respect of the Company’s obligations under the Credit Facility.
     The revolving asset-based portion of the Credit Facility permits maximum aggregate borrowings equal to the lesser of:
     (i) $50.0 million, and
     (ii) a collateral calculation based on the percentages of the book values of certain of the Company’s net investment in sales-type leases, financing receivables, certain trade accounts receivable, finished goods inventory allocated to backlog contracts and the appraised values of the expected future cash flows related to operating leases and the Company’s owned real property, reduced by certain accruals and accounts payable and subject to other conditions, limitations and reserve right requirements.

     Two years after entry into the Credit Facility any outstanding borrowings under the revolving term loan portion of the Credit Facility convert to a term loan to be repaid in accordance with the terms of the Credit Facility, any undrawn amounts under the revolving term loan are cancelled and the Company may not request any further advances under the revolving term loan.
     The Company borrowed $29.6 million from the revolving term loan portion of the Credit Facility to repay $15.0 million in outstanding indebtedness under the revolving portion of the Prior Credit Facility and $14.6 million in outstanding indebtedness under the term loan portion of the Prior Credit Facility. The Company subsequently borrowed another $5.0 million under the revolving term loan portion of the Credit Facility. Under the Prior Credit Facility, the effective interest rate for the three and six months ended June 30, 2011 for the term loan portion was 4.03% and 4.04%, respectively (2010 — 4.04% and 4.03%, respectively) and 2.97% and 2.97%, respectively for the revolving portion (2010 — 4.50% and 3.56%, respectively).
     The revolving asset-based portion of the Credit Facility bears interest, at the Company’s option, at (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. The revolving term loan portion of the Credit Facility also bears interest at the Company’s option, at (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. Under the Credit Facility, the effective interest rate for the three and six months ended June 30, 2011 for the revolving term loan portion was 2.19% and 2.19%, respectively (2010 — n/a). There was no amount drawn on the revolving asset-based portion of the Credit Facility.
     The Credit Facility provides that the Company will be required to maintain a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1. The Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0. At all times under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. These amounts were $49.2 million and $72.4 million at June 30, 2011 respectively. The Company was in compliance with all of these requirements at June 30, 2011.
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
     The Credit Facility also contains customary events of default, including upon an acquisition or change of control or upon a change in the business and assets of the Company or a Guarantor that in each case is reasonably expected to have a material adverse effect on the Company or a guarantor. If an event of default occurs and is continuing under the Credit Facility, the Lenders may, among other things, terminate their commitments and require immediate repayment of all amounts owed by the Company.
     Bank indebtedness includes the following:

	June 30,	December 31,
	2011	2010
Term Loan (under the Prior Credit Facility)	$—	$17,500
Revolving Term Loan	34,583	—

	$34,583	$17,500

     Total amounts drawn and available under the Credit Facility at June 30, 2011 were $34.6 million and $69.6 million, respectively (December 31, 2010 — $17.5 million and $40.0 million, respectively).
     At June 30, 2011, the Company’s current borrowing capacity under the revolving asset-based portion of the Credit Facility was $44.2 million after deduction for the minimum Excess Availability reserve of $5.0 million (December 31, 2010 — $40.0 million) and borrowing capacity under the revolving term portion of the Credit Facility was $25.4 million. Outstanding borrowings and letters of credit and advance payment guarantees were $nil as at June 30, 2011.
     In accordance with the loan agreement, the Company is obligated to make payments on the principal of the revolving term loan as follows:

2011 (six months remaining)	$—
2012	—
2013	—
2014	—
2015	34,583
Thereafter	—

$34,583

Wells Fargo Foreign Exchange Facility
     Within the Credit Facility, the Company has a $10.0 million sublimit to cover the Company’s settlement risk on its purchased foreign currency forward contracts and/or other swap arrangements as defined in the Credit Facility. The settlement risk on its foreign currency forward contracts was $nil as at June 30, 2011 as the fair value exceeded the notional value of the forward contracts. The Company can enter into such arrangements up to a notional amount of $50.0 million, of which $39.0 million is remaining at June 30, 2011.
Bank of Montreal Facility
     As at June 30, 2011, the Company has available a $10.0 million facility (December 31, 2010 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at June 30, 2011, the Company has letters of credit and advance payment guarantees outstanding of $1.2 million (December 31, 2010 — $2.4 million) under the Bank of Montreal Facility.
8. Commitments
     (a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company as at June 30, 2011 for each of the years ended December 31, are as follows:

	Operating Leases	Capital Leases
2011 (six months remaining)	$2,760	$12
2012	5,380	23
2013	2,089	21
2014	899	—
2015	510	—
Thereafter	1,812	—

	$13,450	$56

     Rent expense was $1.0 million and $2.2 million for three and six months ended June 30, 2011, respectively (2010 — $1.2 million and $2.3 million, respectively) net of sublease rental of $nil and less than $0.1 million, respectively (2010 — $0.1 million and $0.2 million, respectively).
     Recorded in the accrued liabilities balance as at June 30, 2011 is $3.8 million (December 31, 2010 — $4.2 million) related to accrued rent and lease inducements being recognized as an offset to rent expense over the term of the lease.
     Purchase obligations under long-term supplier contracts as at June 30, 2011 were $18.8 million (December 31, 2010 — $13.6 million).
     (b) As at June 30, 2011, the Company has letters of credit and advance payment guarantees secured by the Credit Facility of $nil (December 31, 2010 — $nil) outstanding. As at June 30, 2011, the Company also has letters of credit and advance payment guarantees outstanding of $1.2 million as compared to $2.4 million as at December 31, 2010, under the Bank of Montreal Facility.
     (c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the

Company up to the collection of the customer’s last initial payment. At June 30, 2011, $1.3 million (December 31, 2010 —$1.5 million) of commissions have been accrued and will be payable in future periods.
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
     (b) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”), seeking damages as a result of E-City’s breach of a September 2000 lease agreement. An arbitration hearing took place in November 2005 against E-City which considered all claims by the Company. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. Further hearings took place in July 2006 and December 2006. On August 24, 2007, the ICC issued an award unanimously in favor of the Company in the amount of $9.4 million, consisting of past and future rents owed to the Company under its lease agreements, plus interest and costs. In the award, the ICC upheld the validity and enforceability of the Company’s theater system contract. The Company thereafter submitted its application to the arbitration panel for interest and costs. On March 27, 2008, the Panel issued a final award in favor of the Company in the amount of $11.3 million, plus an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid, which the Company is seeking to enforce and collect in full. On June 24, 2011, the Company commenced an application to the Ontario Superior Court of Justice for recognition of the final award.
     (c) In June 2003, Robots of Mars, Inc. (“Robots”) initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to arbitration provisions in two film production agreements entered into in 1994 and 1995 between Robots’ predecessor-in-interest and a discontinued subsidiary of the Company (Ridefilm), asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with the contract. The Company discontinued its Ridefilm business through a sale of the Ridefilm business and its assets to a third party in March 2001. Robots sought an award of over $5.0 million in damages including contingent compensation that it claims was owed under two production agreements, damages for tort claims, and punitive damages. The arbitration hearings of this matter occurred in June and October 2009. The arbitrator issued a final award on March 16, 2011, awarding Robots $0.4 million in damages and $0.3 million in pre-judgment interest to date on its claim for breach of one of the Ridefilm production agreements. The arbitrator found in the Company’s favor on Robots’ tort claims, and awarded Robots no damages on its claim for breach of the second production agreement. Despite finding in the Company’s favor on the vast majority of Robots’ claims, the arbitrator awarded Robots $1.2 million in attorneys’ fees and costs pursuant to the attorneys’ fee provision set forth in the production agreements. Robots initiated two separate proceedings in California state court and in Ontario, Canada, to confirm the award. The Company removed the California state court proceeding to the United States District Court for the Central District of California, and stayed the Ontario, Canada proceeding pending resolution of the California proceeding. The Company opposed confirmation of the award and sought to have it vacated in the California proceeding. On July 13, 2011, the California district court granted Robots’ petition to confirm the award, and denied the Company’s petition to vacate the award. The Company intends to appeal the district court’s denial of its petition to vacate to the United States Court of Appeals for the Ninth Circuit. In addition, the Company will oppose confirmation of the award and will seek to have it vacated in the Ontario, Canada proceeding. The Company has accrued a liability of $2.1 million in respect of the arbitration award in this action.
     (d) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock between February 27, 2003 and July 20, 2007, alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The lawsuit seeks unspecified compensatory damages, costs, and expenses. The defendants filed a motion to dismiss the amended complaint on December 10, 2007. On September 16, 2008, the Court issued a memorandum opinion and order, denying the motion. On October 6, 2008, the defendants filed an answer to the amended complaint. On October 31, 2008, the plaintiffs filed a motion for class certification. Fact discovery on the merits commenced on November 14, 2008. On March 13, 2009, the Court granted a second prospective lead plaintiff’s request to file a motion for reconsideration of the Court’s order naming Westchester Capital Management, Inc. as the lead plaintiff and issued an order denying without prejudice plaintiff’s class certification motion pending resolution of the motion for reconsideration. On June 29, 2009, the Court granted the motion for reconsideration and appointed Snow Capital Investment Partners, L.P. as the lead plaintiff and Coughlin Stoia Geller Rudman & Robbins LLP as lead plaintiff’s counsel. Westchester Capital Management, Inc. appealed this decision, but the U.S. Court of Appeals for the Second Circuit denied its petition on October 1, 2009. On April 22, 2010, the new lead plaintiff filed its motion for class certification, defendants filed their oppositions to the motion on June 10, 2010, and plaintiff filed its reply on July 30, 2010. On December 20, 2010, the Court denied Snow Capital Investment Partners’ motion and ordered that all applications to be appointed lead plaintiff must be filed within 20 days of the decision. Two applications for lead plaintiff were filed, on January 10, 2011 and January 12, 2011, respectively. On April 14, 2011, the Court issued an order appointing The Merger Fund as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. The merger fund filed a motion for class certification on June 3, 2011, and on July 1, 2011, the Company filed its opposition. The Company is not able to estimate a potential loss exposure at this time. The Company will vigorously defend the matter, although no assurances can be given with respect to the outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits and deductibles.
     (e) A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit is in an early procedural stage and seeks unspecified compensatory and punitive damages, as well as costs and expenses. As a result, the Company is unable to estimate a potential loss exposure at this time. For reasons released December 14, 2009, the Court granted leave to the Plaintiffs to amend their statement of claim to plead certain claims pursuant to the Securities Act (Ontario) against the Company and certain individuals and granted certification of the action as a class proceeding. These are procedural decisions, and do not contain any conclusions binding on a judge at trial as to the factual or legal merits of the claim. Leave to appeal those decisions was denied. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits, exclusions and deductibles.
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
     (g) Since June 2006, the Company had been subject to informal inquiries by the Securities and Exchange Commission (the “SEC”) and the Ontario Securities Commission (the “OSC”). In September 2010, the SEC issued a formal order of investigation in connection with its inquiry. On June 28, 2011, the SEC informed the Company that its investigation had been completed with respect to the Company and that it did not intend to recommend any enforcement action against the Company. On June 28, 2011 the OSC informed the Company that the OSC Staff will not be seeking any orders pursuant to s.127 of the Securities Act (Ontario).
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
Product Warranties
     The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the condensed consolidated balance sheets:

	June 30,	December 31,
	2011	2010
Balance at the beginning of period	$160	$36
Warranty redemptions	(19)	(87)
Warranties issued	59	211

Balance at the end of period	$200	$160

Director/Officer Indemnifications
     The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheets as at June 30, 2011 and December 31, 2010 with respect to this indemnity.
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
10. Condensed Consolidated Statements of Operations Supplemental Information
(a) Selling Expenses
     The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs, included in costs and expenses applicable to revenues-equipment and product sales, totaled $0.1 million and $0.8 million for the three and six months ended June 30, 2011, respectively (2010 — $0.4 million and $0.6 million, respectively).
     Film exploitation costs, including advertising and marketing, totaled $2.1 million and $2.8 million for the three and six months ended June 30, 2011, respectively (2010 — $0.4 million and $1.1 million, respectively) and are recorded in costs and expenses applicable to revenues-services as incurred.
     Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $0.7 million and $0.9 million for the three and six months ended June 30, 2011, respectively (2010 — $0.4 million and $0.8 million, respectively). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $1.1 million and $1.4 million for the three and six months ended June 30, 2011, respectively (2010 — $0.2 million and $0.4 million, respectively).
(b) Foreign Exchange
     Included in selling, general and administrative expenses for the three and six months ended June 30, 2011 is a gain of $0.1 million and a gain of $0.7 million, respectively, for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts compared with a loss of $0.9 million and $0.6 million for the three and six months ended June 30, 2010, respectively. See note 17(c) for additional information.
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
     The Company has signed joint revenue sharing agreements with 17 exhibitors for a total of 332 theater systems, of which 204 theaters were operating as of June 30, 2011, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(n) of the Company’s 2010 Form 10-K.
     Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Rentals revenue and for the three and six months ended June 30, 2011 amounted to $8.3 million and $12.4 million, respectively (2010 — $8.5 million and $27.4 million, respectively).
IMAX DMR
     In an IMAX DMR arrangement, the Company transforms conventional motion pictures into the Company’s large screen format, allowing the release of Hollywood content to the IMAX theater network. In a typical IMAX DMR film arrangement, the Company will absorb its costs for the digital re-mastering of the film and then recoup this cost from a percentage of the gross box-office receipts of the film, which generally range from 10-15%. The Company does not typically hold distribution rights or the copyright to these films.
     For the six months ended June 30, 2011, 15 IMAX DMR films were released to the IMAX theater network. The Company has entered into arrangements with film producers to convert 9 additional films which are expected to be released during the remainder of 2011, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(n) of the Company’s 2010 Form 10-K.
     Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three and six months ended June 30, 2011 amounted to $12.4 million and $19.7 million, respectively (2010 — $14.5 million and $38.0 million, respectively).
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
     At June 30, 2011, the Company has 1 significant co-produced film arrangement which makes up greater than 50% of the VIE total assets and liabilities balance of $12.7 million and 3 other co-produced film arrangements, the terms of which are similar.
     For the three and six months ended June 30, 2011, amounts totaling $2.5 million and $3.5 million, respectively (2010 — $2.1 million and $3.7 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

11. Condensed Consolidated Statements of Cash Flows Supplemental Information
     (a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Six Months
	Ended June 30,
	2011	2010
Decrease (increase) in:
Accounts receivable	$(4,950)	$(2,563)
Financing receivables	(6,035)	(1,232)
Inventories	(1,269)	(4,513)
Prepaid expenses	(1,102)	(2,724)
Commissions and other deferred selling expenses	(117)	(757)
Insurance recoveries	1,135	521
Other assets	(1,441)	845
Increase (decrease) in:
Accounts payable	6,703	671
Accrued and other liabilities(1)	(30,763)	(6,553)
Deferred revenue	7,837	3,970

	$(30,002)	$(12,335)

(1)	Decrease in accrued and other liabilities for the six months ended June 30, 2011 includes payments of $23.7 million for variable stock-based compensation.
     (b) Cash payments made on account of:

	Six Months
	Ended June 30,
	2011	2010
Income taxes	$1,652	$332

Interest	$570	$1,104

     (c) Depreciation and amortization are comprised of the following:

	Six Months
	Ended June 30,
	2011	2010
Film assets	$6,584	$5,741
Property, plant and equipment
Joint revenue sharing arrangements	3,062	2,815
Other property, plant and equipment	1,927	1,743
Other intangible assets	228	229
Other assets	79	—
Deferred financing costs	303	168

	$12,183	$10,696

     (d) Write-downs, net of recoveries, are comprised of the following:

	Six Months
	Ended June 30,
	2011	2010
Accounts receivables	$270	$10
Financing receivables	89	356
Property, plant and equipment	11	—
Other intangible assets	—	17
Inventories(1)	—	195

	$370	$578

(1)	In the six months ended June 30, 2011, the Company recorded a charge of $nil (2010 — $0.2 million) in costs and expenses applicable to revenues — services, primarily for its film-based projector inventories due to lower net realizable values resulting from the Company’s development of a digital projection system.
12. Receivable Provisions, Net of Recoveries

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Accounts receivable provisions, net of recoveries	$151	$16	$270	$10
Financing receivables, net of recoveries	—	337	89	356

Receivable provisions, net of recoveries	$151	$353	$359	$366

13. Income Taxes
     (a) Income Taxes
     The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. During the last quarter of 2010, the Company released a valuation allowance of $54.8 million relating to the future utilization of deductible temporary differences, tax credits, and certain net operating loss carryforwards. During the six months ended June 30, 2011, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings.
     As at June 30, 2011, the Company had net deferred income tax assets after valuation allowance of $56.2 million (December 31, 2010 — $57.1 million). As at June 30, 2011, the Company had a gross deferred income tax asset before valuation allowance of $64.1 million (December 31, 2010 — $65.1 million), against which the Company is carrying a $7.9 million valuation allowance (December 31, 2010 — $7.9 million).
     As at June 30, 2011 and December 31, 2010, the Company had total unrecognized tax benefits (including interest and penalties) of $4.7 million and $4.4 million, respectively, for international withholding taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, state, provincial and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
     Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of operations rather than income tax expense. The Company recognized approximately less than $0.1 million and $0.1 million in potential interest and penalties associated with unrecognized tax benefits for the three and six months ended June 30, 2011, respectively (2010 — $0.1 million and $0.1 million, respectively).
     (b) Income Tax Effect on Comprehensive Income
     The income tax expenses related to the following items included in other comprehensive income are:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Amortization of actuarial gain on defined benefit plan	$(11)	$—	$(27)	$—
Unrealized change in market value of available-for-sale investment	61	—	61	—
Unrealized hedging gain	(12)	—	(96)	—
Realization of hedging gains upon settlement	126	—	198	—

	$164	$—	$136	$—

14. Capital Stock
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
(b) Stock-Based Compensation
     The Company has five stock-based compensation plans that are described below. The compensation costs recorded in the condensed consolidated statement of operations for these plans were $4.7 million and $8.7 million for the three and six months ended June 30, 2011, respectively (2010 — recovery of $3.7 million and an expense of $5.6 million, respectively).
Stock Option Plan
     The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants. The Company recorded an expense of $2.8 million and $4.8 million for the three and six months ended June 30, 2011, respectively (2010 — $1.1 million and $1.7 million, respectively), related to grants issued to employees and directors in the plan. No income tax benefit is recorded in the condensed consolidated statement of operations for these costs.
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
     The weighted average fair value of all common share options, granted to employees for the three and six months ended June 30, 2011 at the measurement date was $7.72 per share and $9.60 per share, respectively (2010 — $8.00 per share and $7.27 per share, respectively). The following assumptions were used:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Average risk-free interest rate	2.34%	3.09%	2.79%	3.11%
Expected option life (in years)	1.78 - 5.14	2.99 - 5.33	1.78 - 5.14	2.99 - 5.39
Expected volatility	50%	61%	50%	61%
Annual termination probability	0% - 8.31%	0% - 9.69%	0% - 8.49%	0% - 9.69%
Dividend yield	0%	0%	0%	0%
     As at June 30, 2011, the Company has reserved a total of 12,913,511 (December 31, 2010 — 12,829,115) common shares for future issuance under the Stock Option Plan, of which options in respect of 7,409,881 common shares are outstanding at June 30, 2011. All awards of stock options are made at fair market value of the Company’s Common Shares on the date of grant. The fair market value of a Common Share on a given date means the higher of the closing price of a Common Share on the grant date (or the most recent trading date if the grant date is not a trading date) on the New York Stock Exchange (“NYSE”), the Toronto Stock Exchange (the “TSX”) and such national exchange, as may be designated by the Company’s Board of Directors (the “Fair Market Value”). The options generally vest between one and 5 years and expire 10 years or less from the date granted. The Stock Option Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan and upon certain conditions. At June 30, 2011, options in respect of 3,121,874 common shares were vested and exercisable.
     The following table summarizes certain information in respect of option activity under the Stock Option Plan for the six month periods ended June 30:

			Weighted Average Exercise
	Number of Shares		Price Per Share
	2011	2010	2011	2010
Options outstanding, beginning of year	6,743,272	6,173,795	$10.79	$6.52
Granted	1,107,342	1,047,689	31.83	17.76
Exercised	(421,983)	(838,206)	12.07	6.03
Forfeited	(18,750)	—	7.57	—
Expired	—	(22,302)	—	22.68
Cancelled	—	—	—	—

Options outstanding, end of period	7,409,881	6,360,976	13.87	8.38

Options exercisable, end of period	3,121,874	3,093,225	7.61	6.05

     During the three and six months ended June 30, 2011, the Company did not cancel any stock options from its Stock Option Plan (2010 — nil and nil, respectively) surrendered by Company employees.
     As at June 30, 2011, 6,790,608 options were fully vested or are expected to vest with a weighted average exercise price of $13.47, aggregate intrinsic value of $129.3 million and weighted average remaining contractual life of 4.8 years. As at June 30, 2011, options that are exercisable have an intrinsic value of $77.8 million and a weighted average remaining contractual life of 3.2 years. The intrinsic value of options exercised in the three and six months ended June 30, 2011 was $6.3 million and $8.7 million, respectively (2010 — $2.6 million and $8.3 million, respectively).
Options to Non-Employees
     During the three and six months ended June 30, 2011, an aggregate of nil and 103,944, respectively (2010 — 50,000 and 61,217, respectively) common share options to purchase the Company’s common stock with an average exercise price of n/a and $27.64, respectively (2010 — $18.98 and $18.12, respectively) were granted to certain advisors and strategic partners of the Company. These options have a maximum contractual life of 6 years. The granted options vested immediately. These options were granted under the Stock Option Plan.
     As at June 30, 2011, non-employee options outstanding amounted to 107,501 options (2010 — 91,885) with a weighted average exercise price of $14.31 (2010 — $13.43). Of these grants, 20,000 common share options are subject to vesting based on a performance commitment which has not been completed as at June 30, 2011 and no expense has been recorded. 9,500 options (2010 — 11,217) were exercisable with an average weighted exercise price of $14.40 (2010 — $14.31) and the vested options have an aggregate intrinsic value of $0.2 million (2010 — less than $0.1 million). The weighted average fair value of options granted to non-employees during the three and six months ended June 30, 2011 at the measurement date was n/a and $13.75 per share, respectively (2010 — $8.08 and $8.15 per share, respectively), utilizing a Binomial Model with the following underlying assumptions for periods ended June 30:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Average risk-free interest rate	n/a	3.12%	2.38%	3.10%
Contractual option life	n/a	6.84 years	6 years	6 - 6.84 years
Average expected volatility	n/a	61.00%	50%	61%
Dividend yield	n/a	0.00%	0%	0%
     For the three and six months ended June 30, 2011, the Company recorded a charge of $0.5 million and $0.7 million, respectively (2010 — less than $0.1 million and $0.1 million, respectively) to cost and expenses related to revenues — services and selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is an accrual of less than $0.1 million for non-employee stock options recorded (December 31, 2010 – $1.5 million).
Restricted Common Shares
     Under the terms of certain employment agreements dated July 12, 2000, the Company was required to issue either 160,000 restricted common shares or pay their cash equivalent upon request by the employees at any time. The Company accounted for the obligation as a liability, which was classified within accrued liabilities. In December 2010, upon request by the employees, the Company paid $4.2 million in cash to settle the equivalent of the remaining 160,000 restricted common shares under these agreements. The Company recorded a recovery of $0.5 million and an expense of $0.2 million for the three and six months ended June 30, 2010, respectively related to the restricted common shares.
Stock Appreciation Rights
     There were no stock appreciation rights (“SARs”) granted during the first six months of 2011 or 2010. During 2007, 2,280,000 SARs with a weighted average exercise price of $6.20 per right were granted in-lieu of stock options to certain Company executives. For the three and six months ended June 30, 2011 472,000 and 999,500 SARs were cash settled for $13.0 million and $23.7 million, respectively (2010 — 270,000 and 480,000 SARs were cash settled for $3.3 million and $5.4 million, respectively). The average exercise prices for the settled SARs for the three and six months ended June 30, 2011 was $6.86 and $6.86, respectively (2010 — $5.74 and $5.13, respectively) per SAR. As at June 30, 2011, 133,000 SARs were outstanding, of which 100,000 SARs were exercisable. None of the SARs were forfeited, cancelled, or expired for the three and six months ended June 30, 2011 and 2010. The SARs vesting period ranges from immediately upon granting to 5 years, with a remaining contractual life ranging from 6.51 years as at June 30, 2011. The outstanding SARs had an average fair value of $25.31 per right as at June 30, 2011 (December 31, 2010 — $21.21). The Company accounts for the obligation of these SARs as a liability (June 30, 2011 — $3.1 million; December 31, 2010 —

$23.7 million), which is classified within accrued liabilities. The Company has recorded an expense of $1.4 million and $3.2 million for the three and six months ended June 30, 2011, respectively (2010 — recovery of $4.4 million and an expense of $3.6 million, respectively) to selling, general and administrative expenses related to these SARs. The following assumptions were used for measuring the fair value of the SARs:

	As at June 30, 2011	As at December 31, 2010
Average risk-free interest rate	2.25%	0.65%
Expected option life (in years)	0.36 - 2.40	0.24 - 2.51
Expected volatility	50%	50% - 61%
Annual termination probability	8.31%	0% - 8.31%
Dividend yield	0%	0%
Warrants
     There were no warrants issued during the three and six months ended or outstanding as at June 30, 2011 and 2010.
(c) Income Per Share
     Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net income from operations applicable to common shareholders	$1,825	$13,302	$822	$39,883

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	64,255	63,460	64,146	62,832
Weighted average number of shares issued during the period	121	104	136	478

Weighted average number of shares used in computing basic income per share	64,376	63,564	64,282	63,310
Assumed exercise of stock options, net of shares assumed	4,323	3,424	4,096	3,184

Weighted average number of shares used in computing diluted income per share	68,699	66,988	68,378	66,494

(d) Shareholders’ Equity
     The following summarizes the movement of Shareholders’ Equity for the six months ended June 30, 2011:

Balance as at December 31, 2010	$158,458
Issuance of common shares for stock options exercised	5,095
Net income	822
Adjustment to other equity for employee stock options granted	4,797
Adjustment to other equity for non-employee stock options granted	2,232
Adjustment to capital stock for stock options exercised	2,210
Adjustment to other equity for stock options exercised	(2,210)
Adjustments to accumulated other comprehensive income to record unrealized hedging gains	351
Adjustments to accumulated other comprehensive income to record the realization of hedging gains upon settlement	(724)
Adjustments to accumulated other comprehensive income to record the amortization of actuarial loss on defined benefit plan	107
Adjustments to accumulated other comprehensive income to record an unrealized decline in the market value of the preferred stock of another business venture	(488)
Tax effect of movement in accumulated other comprehensive income	136

Balance as at June 30, 2011	$170,786

15. Segmented Information
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
     The Company’s Chief Operating Decision Maker (“CODM”), as defined in the Segment Reporting Topic of the FASB ASC, assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), writedowns net of recoveries, interest income, interest expense and tax provision (recovery) are not allocated to the segments.
     Transactions between the film production and IMAX DMR segment and the film post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.
     Transactions between the other segments are not significant.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenue(1)
IMAX systems	$20,470	$17,329	$42,729	$28,282
Theater system maintenance	6,127	5,102	11,922	10,068
Joint revenue sharing arrangements	8,347	8,494	12,387	27,430
Films
Production and IMAX DMR	12,422	14,540	19,680	37,992
Distribution	5,275	3,870	7,892	7,142
Post-production	1,039	2,326	2,663	4,918
Theater operations	1,918	2,954	2,899	8,903
Other	1,634	983	2,220	3,646

Total	$57,232	$55,598	$102,392	$128,381

Gross margins
IMAX systems(2)	$11,440	$9,918	$23,175	$14,418
Theater system maintenance	2,381	2,051	4,968	4,360
Joint revenue sharing arrangements(2)	4,881	6,501	7,059	23,313
Films
Production and IMAX DMR(2)	6,461	6,823	9,220	26,324
Distribution(2)	487	719	1,113	1,461
Post-production	307	837	1,996	2,891
Theater operations	(242)	152	(1,005)	1,810
Other	587	39	422	762

Total	$26,302	$27,040	$46,948	$75,339

(1)	For the three and six months ended June 30, 2011, the Company’s two largest customers collectively represent 13.1% and 11.5%, respectively, of total revenues (2010 — 15.4% and 20.4%, respectively).

(2)	IMAX systems include commission costs of $0.1 million and $0.8 million for the three and six months ended June 30, 2011, respectively (2010 — $0.4 million and $0.6 million, respectively). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $1.8 million and $2.3 million for the three and six months ended June 30, 2011, respectively (2010 — $0.6 million and $1.2 million, respectively). Production and DMR segment margins include marketing costs of $0.7 million and $1.2 million for the three and six months ended June 30, 2011, respectively (2010 — $0.6 million and $0.8 million, respectively). Distribution segment margins include marketing costs of $1.4 million and $1.6 million for the three and six months ended June 30, 2011, respectively (2010 — recovery of $0.2 million and an expense of $0.3 million, respectively).

	June 30,	December 31,
	2011	2010
Assets
IMAX systems	$126,571	$119,708
Theater system maintenance	14,800	13,548
Joint revenue sharing arrangements	99,523	81,376
Films
Production and IMAX DMR	18,166	17,229
Distribution	7,776	5,313
Post-production	3,652	2,877
Theater operations	552	582
Other	2,525	1,785
Corporate and other non-segment specific assets	98,567	106,670

Total	$372,132	$349,088

Geographic Information

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenue
Canada	$4,626	$874	$5,627	$2,771
United States	36,240	38,087	61,720	93,882
Russia and the CIS	5,086	1,987	9,003	3,626
Western Europe	4,193	3,245	6,475	7,937
Rest of Europe	317	230	2,641	562
Asia (excluding Greater China)	3,554	6,142	5,873	8,655
Greater China	1,890	1,112	8,662	4,434
Mexico	302	475	658	1,735
Rest of the World	1,024	3,446	1,733	4,779

Total	$57,232	$55,598	$102,392	$128,381

     No single country in the Rest of the World, Western Europe, Rest of Europe or Asia (excluding Greater China) classifications comprises more than 5% of the total revenue.
16. Employees Pension and Postretirement Benefits
(a) Defined Benefit Plan
     The Company has an unfunded U.S. defined benefit pension plan, the SERP, covering Richard L. Gelfond, Chief Executive Officer (“CEO”) of the Company and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at June 30, 2011, the benefits of Mr. Gelfond were 100% vested. Upon a termination for cause, prior to a change of control, the executive shall forfeit any and all benefits to which such executive may have been entitled, whether or not vested.
     Under the terms of the SERP, if Mr. Gelfond’s employment terminated other than for cause prior to August 1, 2010, he would have been entitled to receive SERP benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he became entitled to receive remaining benefits in the form of a lump sum payment. If Mr. Gelfond’s employment is, or would have been, terminated other than for cause on or after August 1, 2010, he is, or would have been, entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. The term of Mr. Gelfond’s current employment agreement has been extended through December 31, 2012. Under the terms of the extension, Mr. Gelfond also agreed that any compensation earned during 2011 and 2012 would not be included in calculating his entitlement under the SERP.
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
     The amounts accrued for the SERP are determined as follows:

	As at	As at
	June 30,	December 31,
	2011	2010
Obligation, beginning of period	$18,108	$29,862
Service cost	—	448
Interest cost	139	351
Benefits paid	—	(15,199)
Actuarial loss	—	2,646

Obligation, end of period and unfunded status	$18,247	$18,108

     The following table provides disclosure of pension expense for the SERP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$—	$112	$—	$224
Interest cost	69	88	139	175
Amortization of actuarial loss	53	—	107	—

Pension expense	$122	$200	$246	$399

     The accumulated benefit obligation for the SERP was $18.2 million at June 30, 2011 (December 31, 2010 — $18.1 million).
     The following amounts were included in accumulated other comprehensive income (“AOCI”) and will be recognized as components of net periodic benefit cost in future periods:

	As at	As at
	June 30,	December 31,
	2011	2010
Unrecognized actuarial loss	$2,132	$2,239

     No contributions are expected to be made for the SERP during 2011. The Company expects amortization of actuarial losses of $0.1 million to be recognized as a component of net periodic benefit cost during the remainder of 2011.
     The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2011 (six months remaining)	$—
2012	—
2013	18,813
2014	—
2015	—
Thereafter	—

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
(b) Defined Contribution Plan
     The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and six months ended June 30, 2011, the Company contributed and expensed an aggregate of $0.3 million and $0.5 million, respectively (2010 — $0.2 million and $0.4 million, respectively), to its Canadian plan and an aggregate of less than $0.1 million and $0.1 million, respectively (2010 — less than $0.1 million and $0.1 million, respectively), to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.
(c) Postretirement Benefits
     The Company has an unfunded postretirement plan covering Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at June 30, 2011 is $0.5 million (December 31, 2010 — $0.5 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and six months ended June 30, 2011, respectively (2010 — less than $0.1 million and less than $0.1 million, respectively).
     The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2011 (six months remaining)	$13
2012	15
2013	31
2014	34
2015	38
Thereafter	353

$484

17. Financial Instruments
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

(b) Fair Value Measurements
     The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at June 30, 2011		As at December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Borrowings under Credit Facility	$34,583	$34,583	$17,500	$17,500
Net financed sales receivable	$57,428	$56,628	$43,620	$43,615
Net investment in sales-type leases	$22,130	$23,324	$29,981	$32,613
Available-for-sale investment	$1,012	$1,012	$1,500	$1,500
Foreign exchange contracts — designated forwards	$292	$292	$664	$664
Foreign exchange contracts — non-designated forwards	$480	$480	$1,249	$1,249
     The carrying value of borrowings under the Credit Facility approximates fair value as the interest rates offered under the Credit Facility are close to June 30, 2011 and December 31, 2010 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2011 and December 31, 2010, respectively.
     The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2011 and December 31, 2010, respectively.
     The fair value of the Company’s available-for-sale investment is determined using more recent securities with similar characteristics, the present value of expected cash flows based on projected earnings and other information readily available from the business venture (Level 3 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2011 and December 31, 2010, respectively.
     The fair value of foreign currency derivatives are determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2011 and December 31, 2010, respectively. These identical instruments are traded on a closed exchange.
     The table below sets forth a summary of changes in the fair value of the Company’s available-for-sale investment measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period:

Available
For Sale
Investments
Beginning balance, January 1, 2011	$1,500
Transfers into/out of Level 3	—
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(488)
Purchases, issuances, sales and settlements	—

Ending balance, June 30, 2011	$1,012

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

(c) Financing Receivables
     The Company’s net investment in leases and its net financed sale receivables are subject to the disclosure requirements of the FASB ASC 310 “Receivables”. Due to differing risk profiles of its net investment in leases and its financed sales receivables, the Company views its net investment in leases and its financed sale receivables as separate classes of financing receivables. The Company does not aggregate financing receivables to assess impairment.
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
     The following table discloses the recorded investment in financing receivables by credit quality indicator as at June 30, 2011:

	Minimum	Financed
	Lease	Sales
	Payments	Receivables	Total
In good standing	$19,077	$54,799	$73,876
Pre-approved transactions	943	1,094	2,037
Transactions suspended	4,702	1,601	6,303

	$24,722	$57,494	$82,216

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

     The Company’s investment in financing receivables on nonaccrual status as at June 30, 2011 is as follows:

	Recorded	Related
	Investment	Allowance
Net investment in leases	$4,702	$(2,475)
Net financed sales receivables	1,601	(66)

Total	$6,303	$(2,541)

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
     The Company’s aged financing receivables as at June 30, 2011 are as follows:

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	30-89 Days	90+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$418	$357	$1,922	$2,697	$22,025	$24,722	$(2,592)	$22,130
Net financed sales receivables	960	551	639	2,150	55,344	57,494	(66)	57,428

Total	$1,378	$908	$2,561	$4,847	$77,369	$82,216	$(2,658)	$79,558

     The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income as at June 30, 2011 is as follows:

					Related		Recorded
				Billed	Unbilled		Investment
				Financing	Recorded	Related	Past Due
	Current	30-89 Days	90+ Days	Receivables	Investment	Allowance	and Accruing
Net investment in leases	$70	$108	$546	$724	$2,988	$(116)	$3,596
Net financed sales receivables	281	254	459	994	15,403	—	16,397

Total	$351	$362	$1,005	$1,718	$18,391	$(116)	$19,993

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

	Impaired Financing Receivables
	For the Three and Six Months Ended June 30, 2011
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	232	195	(66)	232	—

Total recorded investment in impaired loans:

Net financed sales receivables	$232	$195	$(66)	$232	$—

     The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables is as follows:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Net Investment	Net Financed	Net Investment	Net Financed
	in Leases	Sales Receivables	in Leases	Sales Receivables
Allowance for credit losses:

Beginning balance	$2,558	$66	$4,838	$66
Charge-offs	—	—	(2,445)	—
Provision	34	—	199	—

Ending balance	$2,592	$66	$2,592	$66

Ending balance: individually evaluated for impairment	$2,592	$66	$2,592	$66

Financing receivables:

Ending balance: individually evaluated for impairment	$24,722	$57,494	$24,722	$57,494

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
     The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at June 30, 2011 (the “Foreign Currency Hedges”), with settlement dates throughout 2011. In addition, at June 30, 2011, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered Foreign Currency Hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income (“OCI”) and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statement of operations.

     The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:
Notional value foreign exchange contracts as at:

	June 30,	December 31,
	2011	2010
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$4,062	$12,671

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	6,984	28,842

	$11,046	$41,513

Fair value of derivatives in foreign exchange contracts as at:

		June 30,	December 31,
	Balance Sheet Location	2011	2010
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$292	$664

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	480	1,249

		$772	$1,913

     Derivatives in Foreign Currency Hedging relationships for the:

		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
Foreign exchange contracts — Forwards	Derivative Gain (Loss) Recognized in OCI (Effective Portion)	$49	$(387)	$351	$(179)

		$49	$(387)	$351	$(179)

	Location of Derivative Gain
	(Loss) Reclassified from
	AOCI into Income	Three Months Ended June 30,		Six Months Ended June 30,
	(Effective Portion)	2011	2010	2011	2010
Foreign exchange contracts - Forwards	Selling, general and administrative expenses	$466	$(7)	$724	$542

		$466	$(7)	$724	$542

     Non Designated Derivatives in Foreign Currency relationships for:

	Location of Derivative Gain	Three Months Ended June 30,		Six Months Ended June 30,
	(Loss)	2011	2010	2011	2010
Foreign exchange contracts - Forwards	Selling, general and administrative expenses	$93	$(602)	$721	$(178)

		$93	$(602)	$721	$(178)

(e) Investments in New Business Ventures
     The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 and the FASB ASC 320, as appropriate. As at June 30, 2011, the equity method of accounting is being utilized for an investment with a carrying value of $3.3 million (December 31, 2010 — $1.6 million). For the three months ended June 30, 2011, gross revenues, cost of revenue and net loss for the investment were $0.3 million, $2.4 million and $4.4 million, respectively (2010 — $nil, $nil and $nil, respectively). For the six months ended June 30, 2011, gross revenues, cost of revenue and net loss for the investment were $0.5 million, $3.8 million and $8.6 million, respectively (2010 — $nil, $nil and $nil, respectively). The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. In addition, during 2010, the Company made an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under the FASB ASC 320 and is recorded at its fair value of $1.0 million at June 30, 2011 (December 31, 2010 — $1.5 million). This investment is classified as an available-for-sale investment. The total carrying value of investments in new business ventures at June 30, 2011 is $4.3 million (December 31, 2010 — $3.1 million) and is recorded in Other Assets.

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
     The Company believes the IMAX theater network is the most extensive premium theater network in the world with 560 IMAX theaters (441 commercial, 119 institutional) operating in 46 countries as at June 30, 2011. This compares to 447 IMAX theaters (325 commercial, 122 institutional) operating in 47 countries as at June 30, 2010.
     Important factors that the Company’s Chief Executive Officer (“CEO”) Richard L. Gelfond uses in assessing the Company’s business and prospects include revenue, gross margins from the Company’s operating segments, the signing and financial performance of theater system arrangements (particularly its joint revenue sharing arrangements), film performance, installations, earnings from operations as adjusted for unusual items that the Company views as non-recurring, the success of strategic initiatives such as the securing of new film projects (particularly IMAX DMR films) and the viability of new businesses, the overall execution, reliability and consumer acceptance of The IMAX Experience and related technologies and short- and long-term cash flow projections.
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
     The Company’s theater signings are as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2011			2010			2011			2010
	Number of		Dollar Value	Number of		Dollar Value	Number of		Dollar Value	Number of		Dollar Value
	Systems		(in millions)	Systems		(in millions)	Systems		(in millions)	Systems		(in millions)
Full new sales and sale-type lease arrangements	13	(1)	$17.8	31	(1)	$40.7	36	(2)	$44.7	39	(2)	$51.5

Digital upgrades under sales and sale-type lease arrangements	13	(3)	6.9	8	(3)	4.6	15	(4)	7.8	22	(4)	10.5

Joint revenue sharing arrangements	26	(5)	n/a	18	(5)	n/a	102	(6)	n/a	37	(6)	n/a

	52		$24.7	57		$45.3	153		$52.5	98		$62.0

(1)	Includes 1 installation and 12 in backlog as at June 30, 2011 (2010 — 1 and 30, respectively).

(2)	Includes 3 installations and 33 in backlog as at June 30, 2011 (2010 — 3 and 36, respectively).

(3)	Includes 2 installations and 11 in backlog as at June 30, 2011 (2010 — 4 and 4, respectively).

(4)	Includes 4 installations and 11 in backlog as at June 30, 2011 (2010 — 18 and 4, respectively).

(5)	Includes 3 installations and 23 in backlog as at June 30, 2011 (2010 — nil and 18, respectively).

(6)	Includes 5 installations and 97 in backlog as at June 30, 2011 (2010 — 1 and 36, respectively).

     The Company’s sales backlog is as follows:

	June 30, 2011			June 30, 2010
	Number of		Dollar Value	Number of		Dollar Value
	Systems		(in thousands)	Systems		(in thousands)
Sales and sale-type lease arrangements	166	(1)	$196,469	117	(1)	$156,091
Joint revenue sharing arrangements	128		n/a	70		n/a

	294		$196,469	187		$156,091

(1)	Includes 12 upgrades from film-based IMAX theater systems to IMAX digital theater systems as at June 30, 2011 (2010 — 5).
     Theater systems under joint revenue sharing arrangements carry no assigned backlog value. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.
     The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as at June 30:

	2011				2010
	Theater				Theater
	Network				Network
	Base		Backlog		Base		Backlog
Flat Screen (2D)	28		—		35		—
Dome Screen (2D)	62		—		66		—
IMAX 3D Dome (3D)	5		—		2		—
IMAX 3D GT (3D)	69	(1)	1		88	(2)	1
IMAX 3D SR (3D)	29	(1)	1		46	(2)	2
IMAX MPX (3D)	11	(1)	4		20	(2)	9
IMAX Digital (3D)	356	(1)	288	(3)	190	(2)	175	(3)

Total	560		294		447		187

(1)	During the six months ended June 30, 2011, the Company upgraded 28 film-based IMAX theater systems to IMAX digital theater systems (all sales arrangements).

(2)	During the six months ended June 30, 2010, the Company upgraded 21 film-based IMAX theater systems to IMAX digital theater systems (20 sales arrangements and 1 joint revenue sharing arrangement).

(3)	Includes 128 and 70 theater systems as at June 30, 2011 and 2010, respectively, under joint revenue sharing arrangements.
     The following table outlines the breakdown of the theater network by type and geographic location as at June 30:

	2011 Theater Network Base					2010 Theater Network Base
	Commercial		Commercial			Commercial		Commercial
	Multiplex		Destination	Institutional	Total	Multiplex		Destination	Institutional	Total
United States	245		10	64	319	182		8	66	256
Canada	19		2	7	28	13		2	7	22
Mexico	7		—	10	17	8		—	11	19
Russia & the CIS	20		—	—	20	8		—	—	8
Western Europe	38		7	8	53	26		7	9	42
Rest of Europe	10		—	—	10	11		—	—	11
Japan	10		2	6	18	5		2	7	14
Greater China (1)	28		—	18	46	12		—	14	26
Rest of World	40		4	5	49	38		3	8	49

Total	417	(2)	25	118	560	303	(2)	22	122	447

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.

(2)	Includes 204 and 126 theater systems in operation as at June 30, 2011 and 2010, respectively, under joint revenue sharing arrangements.
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
     The Company considers the following significant estimates, assumptions and judgments to have the most significant effect on its results:
Revenue Recognition
     The Company generates revenue from various sources as follows:
•	design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 46 countries as at June 30, 2011;

•	production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	operation of certain IMAX theaters primarily in the United States;

•	provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.
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
     In a certain sales arrangement not subject to the provisions of the amended FASB ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements” (“ASC 605-25”), the Company provided a customer with digital upgrades on several systems, including several specified upgrades to an as-of-yet undeveloped product. At the current period-end, the Company has not yet established the fair value of this product, and as a result, the Company cannot determine the arrangement’s consideration, nor its allocation of consideration between delivered and undelivered items. Consequently, revenue recognition has been deferred for all delivered items in the arrangement. Once the Company determines an objective and reliable fair value of the undeveloped specified upgrade, the Company will be able to calculate total arrangement consideration and consequently, the Company will be able to recognize revenue on the delivered elements of the arrangement. If the arrangement is materially modified in the future such that contract consideration becomes fixed, the arrangement in its entirety would be subject to the provisions of the amended FASB ASC 605-25 and the Company would be required to develop, absent an established selling price for the undeveloped specified upgrade, a best estimated selling price for the undeveloped specified upgrade, allocate the arrangement’s consideration on a relative selling price allocation basis, and recognize revenue on the delivered elements based on that allocation.
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
     In addition, the Company could agree with customers to convert their obligations for other theater system configurations that have not yet been installed to arrangements to acquire or lease the IMAX digital theater system. The Company considers these situations to be a termination of the previous arrangement and origination of a new arrangement for the IMAX digital theater system. For all arrangements entered into or modified prior to the date of adoption of the amended FASB ASC 605-25, the Company continues to defer an amount of any initial fees received from the customer such that the aggregate of the fees deferred and the net present value of the future fixed initial and ongoing payments to be received from the customer equals the selling price of the IMAX digital theater system to be leased or acquired by the customer. Any residual portion of the initial fees received from the customer for the terminated theater system is recorded in Other revenues at the time when the obligation for the original theater system is terminated and the new theater system arrangement is signed. Under the amended FASB ASC 605-25, as described in note 2 to the accompanying notes to the unaudited condensed consolidated financial statements, for all arrangements entered into or materially modified after the date of adoption, the total arrangement consideration to be received is allocated on a relative selling price basis to the digital upgrade and the termination of the previous theater system. The arrangement consideration allocated to the termination of the existing arrangement is recorded in Other revenues at the time when the obligation for the original theater system is terminated and the new theater system arrangement is signed.
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
Deferred Tax Asset Valuation
     As at June 30, 2011, the Company had net deferred income tax assets of $56.2 million. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operating results, projected future operating results, reversing temporary differences, contracted sales backlog at June 30, 2011, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies.

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
Non-GAAP Financial Measures
          In this report, the Company presents adjusted net income and adjusted net income per diluted share as supplemental measures of performance of the Company, which are not recognized under US GAAP. The Company presents adjusted net income and adjusted net income per diluted share because it believes that they are important supplemental measures of its comparable controllable operating performance and it wants to ensure that its investors fully understand the impact of its variable share-based compensation, provision for arbitration award and deferred taxes on its net income. The Company presents gross margin from its joint revenue sharing arrangements segment excluding initial launch costs because it believes that it is an important supplemental measure used by management to evaluate ongoing joint revenue sharing arrangement theater performance. Management uses these measures to review operating performance on a comparable basis from period to period. However, these non-GAAP measures may not be comparable to similarly titled amounts reported by other companies. Adjusted net income and adjusted net income per diluted share should be considered in addition to, and not as a substitute for, net income and other measures of financial performance reported in accordance with GAAP.

RESULTS OF OPERATIONS
     As identified in note 15 to the accompanying condensed consolidated financial statements in Item 1, the Company has eight reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; theater operations; and other. The IMAX systems segment designs, manufactures, sells or leases IMAX theater projection system equipment. The theater system maintenance segment maintains IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment installs IMAX theater projection system equipment to an exhibitor in exchange for a certain percentage of box-office and concession revenue. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The theater operations segment owns and operates certain IMAX theaters. The other segment includes camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2010 Form 10-K.
     The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations have been organized and discussed with respect to the above stated segments. Management feels that a discussion and analysis based on its segments is significantly more relevant as the Company’s condensed consolidated statements of operations captions combine results from several segments.
Three Months Ended June 30, 2011 Versus Three Months Ended June 30, 2010
     The Company reported net income of $1.8 million or $0.03 per basic and diluted share for the second quarter of 2011, as compared to net income of $13.3 million or $0.21 per basic share and $0.20 per diluted share for the second quarter of 2010. Net income for the quarter includes a $1.4 million pre-tax charge or $0.02 per diluted share (2010 — recovery of $4.9 million or $0.07 per diluted share) for variable share-based compensation expense primarily due to the increase in the Company’s stock price during the quarter (from $32.17 per share to $32.43 per share) and a deferred tax provision of $1.4 million ($0.02 per diluted share). Adjusted net income, which consists of net income excluding the impact of variable share-based compensation and the deferred tax provision was $4.6 million or $0.07 per diluted share in the second quarter of 2011 as compared to adjusted net income of $8.4 million or $0.13 per diluted share for the second quarter of 2010. A reconciliation of net income, the most directly comparable GAAP measure, to adjusted net income and adjusted net income per diluted share is presented in the table below:

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported	$1,825	$0.03	$13,302	$0.20
Add:
Variable stock compensation	1,357	0.02	—	—
Deferred tax provision	1,419	0.02	—	—
Less:
Recovery of variable stock compensation	—	—	4,899	0.07

Adjusted	$4,601	$0.07	$8,403	$0.13

Weighted average diluted shares outstanding		68,699		66,988

     The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
IMAX Systems
Sales and sales-type leases(1)	$17,857	$14,428	$8,892	$7,216
Ongoing rent, fees, and finance income(2)	2,613	2,901	2,548	2,702

	20,470	17,329	11,440	9,918

Theater System Maintenance	6,127	5,102	2,381	2,051

Joint Revenue Sharing Arrangements	8,347	8,494	4,881	6,501

Film
Production and IMAX DMR	12,422	14,540	6,461	6,823
Distribution	5,275	3,870	487	719
Post-production	1,039	2,326	307	837

	18,736	20,736	7,255	8,379

Theater Operations	1,918	2,954	(242)	152

Other	1,634	983	587	39

	$57,232	$55,598	$26,302	$27,040

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.
     Revenues and Gross Margin
     The Company’s revenues for the second quarter of 2011 increased by 2.9% to $57.2 million from $55.6 million in the same period last year due in large part to increase in IMAX systems revenue, partially offset by decreases in revenue from film and joint revenue sharing arrangements. The gross margin across all segments in the second quarter of 2011 was $26.3 million, or 46.0% of total revenue, compared to $27.0 million, or 48.6% of total revenue in the second quarter of 2010.
     IMAX Systems
     IMAX systems revenue increased 18.1% to $20.5 million in the second quarter of 2011 as compared to $17.3 million in the second quarter of 2010, resulting primarily from the installation of 6 more full, theater systems (excluding digital upgrades) under sales or sales-type leases as compared to the prior year comparative period.
     Revenue from sales and sales-type leases increased 23.8% to $17.9 million in the second quarter of 2011 from $14.4 million in the second quarter of 2010. The Company recognized revenue on 11 full, new theater systems which qualified as either sales or sales-type leases in the second quarter of 2011, with a total value of $13.9 million, as compared to 6 in the second quarter of 2010 with a total value of $9.4 million. The Company also recognized revenue on 6 digital upgrades in the second quarter of 2011, with a total value of $2.8 million, as compared to 11 in the second quarter of 2010 with a total value of $4.9 million. Digital upgrades have lower sales prices and gross margin than full theater system installations. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers. The Company recognized revenue on one used system during the three months ended June 30, 2011 with a value of $1.2 million as compared to none during the three months ended June 30, 2010.

     Average revenue per full, new sales and sales-type lease system was $1.3 million for the three months ended June 30, 2011, as compared to $1.6 million for the three months ended June 30, 2010. Average revenue per full, new sales and sales-type lease system was lower in the second quarter of 2011 compared to the prior year comparative period primarily due to the mix of units sold in the quarter. Average revenue per digital upgrade was $0.5 million for the three months ended June 30, 2011, as compared to $0.4 million experienced during the three months ended June 30, 2010. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangement (see discussion below) installations by theater system configuration for the second quarter of 2011 and 2010 is outlined in the table below.

	Three Months
	Ended June 30,
	2011		2010
Sales and Sales-type lease systems — installed and recognized
IMAX 3D GT	1		1
IMAX digital	17	(1)	16	(2)

	18		17

IMAX digital — installed and deferred	—		—

	18		17

Joint revenue sharing arrangements — installed and operating
IMAX digital	23		4

	41		21

(1)	Includes the digital upgrade of 6 systems (all sales arrangements) from film-based to digital.

(2)	Includes the digital upgrade of 11 systems (all sales arrangements) from film-based to digital.
     Settlement revenue was $nil for the three months ended June 30, 2011 and 2010, respectively.
     IMAX theater systems gross margin from full, new sales and sale-type leases, excluding the impact of settlements and asset impairment charges was 65.6% in the second quarter of 2011 in comparison to 66.1% in the second quarter of 2010. The gross margin on digital upgrades, excluding the impact of settlements and asset impairment charges, was $0.6 million in the second quarter of 2011 in comparison to $1.6 million in the prior year quarter reflecting the lower number of digital system upgrades this year in comparison to the prior year. The gross margin on the sale of one used system recognized in the three months ended June 30, 2011 was $0.1 million.
     Ongoing rent revenue and finance income was $2.6 million in the second quarter of 2011 compared to $2.9 million in the second quarter of 2010. Gross margin for ongoing rent and finance income in the second quarter of 2011 decreased to $2.5 million from $2.7 million in the second quarter of 2010. Contingent fees included in this caption amounted to $0.6 million and $0.3 million in the three months ended June 30, 2011 and 2010, respectively.
     Theater System Maintenance
     Theater system maintenance revenue increased 20.1% to $6.1 million during the second quarter of 2011 as compared to $5.1 million in the second quarter of 2010. Theater system maintenance gross margin increased $0.3 million to $2.4 million in the second quarter of 2011 as compared to $2.1 million in the prior year comparative period. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins can vary depending on the mix of theater system configurations in the theater network and the date(s) of installation and/or service.
     Joint Revenue Sharing Arrangements
     Revenue from joint revenue sharing arrangements decreased 1.7% to $8.3 million in the second quarter of 2011 compared to $8.5 million in the second quarter of 2010. The Company ended the second quarter with 204 theaters operating under joint revenue sharing arrangements as compared to 126 theaters at the end of the second quarter of 2010. The decrease in revenues from joint revenue sharing arrangements was due to lower per-screen gross box office revenue experienced from the films released to the joint revenue sharing theater network in the quarter. During the quarter, the Company installed 23 full, new theaters under joint revenue sharing arrangements, as compared to 4 full, new theaters during the prior year quarter.
     The gross margin from joint revenue sharing arrangements in the second quarter of 2011 decreased to $4.9 million compared to $6.5 million in the second quarter of 2010. The decrease in gross margin was largely a result of a decrease in revenues and higher launch expenses. Included in the calculation of second quarter gross margin were certain advertising, marketing and selling expenses of $1.8 million, as compared to $0.7 million incurred in the prior year period. Adjusted gross margin from joint revenue sharing arrangements, which excludes these launch expenses from both periods, was $6.7 million in the second quarter of 2011, compared to $7.2 million in the second quarter of 2010. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable GAAP measure, to adjusted gross margin is presented in the table below:

	Three Months Ended June 30,
	2011	2010
Gross margin from joint revenue sharing arrangements	$4,881	$6,501
Add:
Advertising, marketing and selling expenses	1,785	676

Adjusted gross margin from joint revenue sharing arrangements	$6,666	$7,177

     Film
     Revenues from the Company’s film segments decreased 9.6% to $18.7 million in the second quarter of 2011 from $20.7 million in the second quarter of 2010. Film production and IMAX DMR revenues decreased to $12.4 million in the second quarter of 2011 from $14.5 million in the second quarter of 2010. The decrease in film production and IMAX DMR revenues was primarily as a result of lower gross box office generated by the films released to the IMAX network in the quarter. Gross box office generated by IMAX DMR films decreased to $107.7 million for the second quarter of 2011 from $113.9 million for the second quarter of 2010. Gross box office per screen for the three months ended June 30, 2011 averaged $315,700 in comparison to $483,500 in the comparable period last year. In the second quarter of 2011, gross box office was generated by the release of primarily 9 films (listed below), as compared to 8 films released during the second quarter of 2010:

Three Months Ended June 30, 2011 – Films Released	Three Months Ended June 30, 2010 – Films Released
Sucker Punch: The IMAX Experience	Avatar: An IMAX 3D Experience
Fast Five: The IMAX Experience	Alice in Wonderland: An IMAX 3D Experience
Thor: An IMAX 3D Experience	How to Train Your Dragon: An IMAX 3D Experience
Pirates of the Caribbean: On Stranger Tides: An IMAX 3D Experience	Iron Man 2: The IMAX Experience Shrek Forever After: An IMAX 3D Experience
The Founding of a Party: The IMAX Experience	Prince of Persia: The Sands of Time: The IMAX Experience
Kung Fu Panda 2: An IMAX 3D Experience	Toy Story 3: An IMAX 3D Experience
Super 8: The IMAX Experience	The Twilight Saga: Eclipse: The IMAX Experience
Cars 2: An IMAX 3D Experience
Transformers: Dark of the Moon: An IMAX 3D Experience
     Film distribution revenues increased to $5.3 million in the second quarter of 2011 from $3.9 million in the second quarter of 2010. During the second quarter of 2011, the Company, in conjunction with WB, released the original film Born to Be Wild 3D: An IMAX 3D Experience to its network. The Company did not release any new, original titles in the second quarter of 2010.
     Film post-production revenues decreased to $1.0 million in the second quarter of 2011 from $2.3 million in the second quarter of 2010 due primarily to a decrease in third party business.
     The Company’s gross margin from its film segments decreased in the second quarter of 2011 to $7.3 million from $8.4 million in the second quarter of 2010. Film production and IMAX DMR gross margin decreased to $6.5 million in the second quarter of 2011 from $6.8 million in the second quarter of 2010 primarily due to the decrease in gross box office experienced in the second quarter of 2011 as compared to the second quarter of 2010, partially offset by lower costs. The film distribution gross margin decreased in the second quarter of 2011 to $0.5 million from $0.7 million in the second quarter of 2010. The gross margin for the second quarter of 2011 included a higher level of marketing costs of $1.4 million (including launch marketing expenditures associated with the April

2011 release of Born to be Wild) as compared to $0.2 million in the prior year comparative period. During the second quarter of 2011, the gross margin from post-production was $0.3 million as compared to $0.8 million in the second quarter of 2010.
     Theater Operations
     Theater operations revenue decreased to $1.9 million in the second quarter of 2011 compared to $3.0 million experienced in the second quarter of 2010. This decrease is due to a decrease in average ticket prices and attendance from the prior year comparative period, primarily due to lower film performance in the current period.
     Theater operations gross margin decreased to a loss of $0.2 million in the second quarter of 2011 as compared to a profit of $0.2 million in the second quarter of 2010 primarily due to the decrease in revenues.
     Other
     Other revenue increased to $1.6 million in the second quarter of 2011 compared to $1.0 million in the same period in 2010. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses.
     The gross margin on other revenue increased to $0.6 million from less than $0.1 million in the prior year comparative period.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $19.5 million in the second quarter of 2011 as compared to $11.1 million in the second quarter of 2010. The $8.4 million increase experienced from the prior year comparative period was largely the result of the following:
•	an $8.4 million increase in the Company’s stock-based compensation expense (including an increase of $6.3 million for variable share-based awards); and

•	a $1.1 million increase in staff-related and compensation costs including an increase in salaries and benefits of $0.8 million including a higher average Canadian dollar denominated salary expense, increased staffing and normal merit increases.
     These increases were offset by:
•	a $1.0 million decrease due to foreign exchange. During the second quarter of 2011, the Company recorded a foreign exchange gain of $0.1 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts as compared to a loss of $0.9 million in the prior year comparative period. See note 10(b) of the accompanying condensed consolidated financial statements in Item 1 for more information.

•	a $0.1 million decrease in other general corporate expenditures.
     Research and Development
     Research and development expenses increased to $2.1 million in the second quarter of 2011 compared to $1.2 million in the second of 2010. The increased research and development expenses for the three months ended June 30, 2011 compared to the prior year period are primarily attributable to ongoing enhancements to the Company’s digital projection technology to assure that the Company continues to provide the highest quality, premiere movie going experience available to consumers, as well as ongoing work performed on the Company’s portable theater initiative.
     Receivable Provisions, Net of Recoveries
     Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.2 million and $0.4 million in the second quarter of 2011 and 2010, respectively.

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
     Interest Income and Expense
     Interest income decreased to less than $0.1 million in the second quarter of 2011 as compared to less than $0.1 million in the second quarter of 2010.
     Interest expense increased to $0.6 million in the second quarter of 2011 as compared to $0.5 million in the second quarter of 2010. Included in interest expense is the amortization of deferred finance costs of $0.2 million in the second quarter of 2011 and less than $0.1 million in the second quarter of 2010. The Company’s policy is to defer and amortize, over the life of the debt instrument, all the costs relating to debt financing which are paid directly to the debt provider.
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
     There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings. As at June 30, 2011, the Company had a gross deferred income tax asset of $64.1 million, against which the Company is carrying a $7.9 million valuation allowance. The Company recorded an income tax provision of $1.6 million for the three months ended June 30, 2011, of which a provision of $0.1 million is related to an increase in unrecognized tax benefits. For the three months ended June 30, 2010, the Company recorded an income tax provision of $0.4 million, of which $0.1 million was related to an increase in unrecognized tax benefits.
     The Company anticipates utilizing the majority of its currently available tax attributes over the next two years.

Six Months Ended June 30, 2011 Versus Six Months Ended June 30, 2010
     The Company reported net income of $0.8 million or $0.01 per basic and diluted share for the six months ended June 30, 2011, as compared to net income of $39.9 million or $0.63 per basic share and $0.60 per diluted share for the six months ended June 30, 2010. The six months ended June 30, 2010 included the record-breaking performance of Avatar: An IMAX 3D Experience. Net income for the six months ended June 30, 2011 includes a $3.2 million pre-tax charge or $0.05 per diluted share (2010 — $3.8 million or $0.06 per diluted share) for variable share-based compensation expense primarily due to the increase in the Company’s stock price during the six months ended June 30, 2011 (from $28.07 per share to $32.43 per share) and its impact on SARs, a one-time $2.1 million pre-tax charge ($0.03 per diluted share) due to an arbitration award arising from an arbitration proceeding brought against the Company in connection with a discontinued subsidiary and a deferred tax provision of $1.1 million ($0.01 per diluted share). Adjusted net income, which consists of net income excluding the impact of variable share-based compensation expense, the charge for the arbitration award, and the deferred tax provision was $7.1 million or $0.10 per diluted share in the six months ended June 30, 2011 as compared to adjusted net income of $43.7 million or $0.66 per diluted share for the six months ended June 30, 2010. A reconciliation of net income, the most directly comparable GAAP measure, to adjusted net income and adjusted net income per diluted share is presented in the table below:

	Six Months		Six Months
	Ended June 30, 2011		Ended June 30, 2010
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net income	$822	$0.01	$39,883	$0.60
Add:
Variable stock compensation	3,160	0.05	3,848	0.06
Deferred tax provision	1,104	0.01	—	—
Provision for arbitration award	2,055	0.03	—	—

Adjusted net income	$7,141	$0.10	$43,731	$0.66

Weighted average diluted shares outstanding		68,378		66,494

     The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
IMAX Systems
Sales and sales-type leases(1)	$37,165	$22,959	$17,834	$9,279
Ongoing rent, fees, and finance income(2)	5,564	5,323	5,341	5,139

	42,729	28,282	23,175	14,418

Theater System Maintenance	11,922	10,068	4,968	4,360

Joint Revenue Sharing Arrangements	12,387	27,430	7,059	23,313

Film
Production and IMAX DMR	19,680	37,992	9,220	26,324
Distribution	7,892	7,142	1,113	1,461
Post-production	2,663	4,918	1,996	2,891

	30,235	50,052	12,329	30,676

Theater Operations	2,899	8,903	(1,005)	1,810

Other	2,220	3,646	422	762

	$102,392	$128,381	$46,948	$75,339

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, contingent rents from sales-type leases, contingent fees from sales arrangements and finance income.
     Revenues and Gross Margin
     The Company’s revenues for the six months ended June 30, 2011 decreased by 20.2% to $102.4 million from $128.4 million in the same period last year due in large part to decreases in revenue from the Company’s film and joint revenue sharing arrangement segments partially offset by higher revenues from the IMAX systems segment. The six months ended June 30, 2010 included the record-breaking performance of Avatar: An IMAX 3D Experience. The gross margin across all segments in the six months ended June 30, 2011 was $46.9 million, or 45.9% of total revenue, compared to $75.3 million, or 58.7% of total revenue in the six months ended June 30, 2010.
     IMAX Systems
     IMAX systems revenue increased 51.1% to $42.7 million in the six months ended June 30, 2011 as compared to $28.3 million in the six months ended June 30, 2010 resulting primarily from the installation of 13 more full, theater systems (excluding digital upgrades) under sales and sales-type leases as compared to the prior year comparative period. In addition, the six months ended June 30, 2011 included settlement revenue of $0.3 million as compared to $nil in the comparable period last year.
     Revenue from sales and sales-type leases increased 61.9% to $37.2 million in the six months ended June 30, 2011 from $23.0 million in the six months ended June 30, 2010. The Company recognized revenue on 22 full, new theater systems which qualified as either sales or sales-type leases in the six months ended June 30, 2011, with a total value of $27.4 million, versus 9 in the six months ended June 30, 2010 with a total value of $14.1 million. Additionally, the Company recognized revenue on 20 digital upgrades in the six months ended June 30, 2011, with a total value of $8.3 million, as compared to 20 digital upgrades in the six months ended June 30, 2010 with a total value of $7.6 million. Digital upgrades have lower sales prices and gross margin than a full theater installation. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers. There was one used system installed in the six months ended June 30 2011 with a value of $1.2 million as compared to one used system with a value of $0.9 million recognized in the six months ended 2010.
     Average revenue per full, new sales and sales-type lease systems was $1.2 million for the six months ended June 30, 2011 as compared to $1.6 million for the six months ended June 30, 2010. Average revenue per digital upgrade was $0.4 million for the six months ended June 30, 2011, as compared to $0.4 million for the six months ended June 30, 2010. The breakdown in mix of sales and sales-type lease, joint revenue sharing arrangements (see discussion below) and operating lease installations by theater system configuration for the six months ended June 30, 2011 and 2010 is outlined in the table below.

	Six Months
	Ended June 30,
	2011		2010
Sales and Sales-type lease systems — installed and recognized
IMAX 3D GT	1		1
IMAX Dome	—		1
IMAX 3D SR	—		1
IMAX digital	42	(1)	27	(3)

	43		30
IMAX digital — installed and deferred	8	(2)	—

	51		30
Joint revenue sharing arrangements — installed and operating
IMAX digital	33		10	(3)

	84		40

(1)	Includes the digital upgrade of 20 systems (all sales arrangements) from film-based to digital.

(2)	Includes the digital upgrade of 8 systems (all sales arrangements) from film-based to digital.

(3)	Includes the digital upgrade of 21 systems (20 sales arrangements and 1 system under a joint revenue sharing arrangement) from film-based to digital.
     As noted in the table above, 8 theater systems under a digital upgrade sales arrangement were installed but revenue recognition was deferred in the six months ended June 30, 2011. The arrangement contained provisions providing the customer with standard digital upgrades, which were installed, and a number of as-of-yet undeveloped upgrades. The Company’s policy is such that once the fair value for the undeveloped upgrade is established, the Company allocates total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a relative fair value basis and recognizes the revenue allocated to the delivered elements with their associated costs. If the arrangement is materially modified in the future such that contract consideration becomes fixed, the arrangement in its entirety would be subject to the provisions of the amended ASC 605-25 and the Company would be required to develop, absent an established selling price or third party evidence of the selling price for the undeveloped specified upgrade, a best estimated selling price for the undeveloped specified upgrade, allocate the arrangement’s consideration on a relative selling price allocation basis, and recognize revenue on the delivered elements based on that allocation. In the six months ended June 30, 2010, the Company did not defer any recognitions.
     Settlement revenue was $0.3 million for the six months ended June 30, 2011 as compared to $nil in the six months ended June 30, 2010. The amount recognized in the six months ended June 30, 2011 related to a consensual buyout for one uninstalled theater system.
     IMAX theater systems margin from full, new sales and sale-type leases, excluding the impact of settlements and asset impairment charges, was 65.3% in the six months ended June 30, 2011, as compared to 63.8% in the six months ended June 30, 2010. The gross margin on digital upgrades was $1.2 million in the six months ended June 30, 2011 in comparison with $1.3 million in the six months ended June 30, 2010. There was one used system installed during the six months ended June 30, 2011 with a margin of $0.1 million, which is consistent with the one used system with a gross margin of $0.1 million installed and recognized in the comparable period last year.
     Ongoing rent revenue and finance income increased to $5.6 million in the six months ended June 30, 2011 from $5.3 million in the six months ended June 30, 2010. Gross margin for ongoing rent and finance income increased to $5.3 million in the six months ended June 30, 2011 from $5.1 million in the six months ended June 30, 2010. Contingent fees included in this caption amounted to $1.7 million and $0.4 million in the six months ended June 30, 2011 and 2010, respectively.

     Theater System Maintenance
     Theater system maintenance revenue increased 18.4% to $11.9 million during the six months ended June 30, 2011 as compared to $10.1 million in the six months ended June 30, 2010. Theater system maintenance gross margin was $5.0 million in the six months ended June 30, 2011 as compared to $4.4 million in the six months ended June 30, 2010. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows.
     Joint Revenue Sharing Arrangements
     Revenue from joint revenue sharing arrangements decreased to $12.4 million in the six months ended June 30, 2011 compared to $27.4 million in the six months ended June 30, 2010. The Company ended the six month period with 204 theaters under joint revenue sharing arrangements in operation as compared to 126 theaters in operation at June 30, 2010. The decrease in revenues from joint revenue sharing arrangements was primarily due to the lower per-screen gross box office realized from the films released to the joint revenue sharing theater network during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, which included the record-breaking performance of Avatar: An IMAX 3D Experience, which contributed approximately $13.3 million in revenue from joint revenue sharing arrangements, offset slightly by the greater number of theaters operating. During the six months ended June 30, 2011, the Company installed 33 full, new theaters under joint revenue sharing arrangements, as compared to 9 new theaters during the prior year comparative period.
     The gross margin from joint revenue sharing arrangements in the six months ended June 30, 2011 decreased to $7.1 million from $23.3 million in the six months ended June 30, 2010. The variance was due to lower revenues and higher launch expenses experienced in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, which included the record-breaking performance of Avatar: An IMAX 3D Experience. Included in the calculation of gross margin in the first six months of 2011 were certain advertising, marketing and selling expenses of $2.3 million, as compared to $1.3 million for such expenses in the prior year comparative period. Adjusted gross margin from joint revenue sharing arrangements, which excludes these launch expenses from both periods, was $9.3 million in the six months ended June 30, 2011, compared to $24.6 million in the six months ended June 30, 2010. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable GAAP measure, to adjusted gross margin is presented in the table below:

	Six Months Ended June 30,
	2011	2010
Gross margin from joint revenue sharing arrangements	$7,059	$23,313
Add:
Advertising, marketing and selling expenses	2,266	1,302

Adjusted gross margin from joint revenue sharing arrangements	$9,325	$24,615

     Film
     The Company’s revenues from its film segments decreased 39.6% to $30.2 million in the six months ended June 30, 2011 from $50.1 million in the six months ended June 30, 2010. Film production and IMAX DMR revenues decreased 48.2% to $19.7 million in the six months ended June 30, 2011 from $38.0 million in the six months ended June 30, 2010. The decrease in film production and IMAX DMR revenues was due primarily to lower gross box office and particularly the lack of event type films released during the period compared with the record breaking performance of Avatar: An IMAX 3D Experience during the six months ended June 30, 2010, which contributed $180.0 million in IMAX gross box office and $17.1 million in DMR revenue. Gross box office generated by IMAX DMR films decreased to $170.0 million for the six months ended June 30, 2011 from $346.2 million for the six months ended June 30, 2010, a 50.9% decrease year-over-year. Gross box office per screen for the six months ended June 30, 2011 averaged $488,000 in comparison to $1,246,300 in the comparable period last year. In 2011, gross box office was generated from the release of primarily 15 films to IMAX theaters (listed below), as compared to 8 films released during the six months ended June 30, 2010:

Six Months Ended June 30, 2011 – Films Released	Six Months Ended June 30, 2010 – Films Released
TRON: Legacy: An IMAX 3D Experience	Avatar: An IMAX 3D Experience
The Green Hornet: An IMAX 3D Experience	Alice in Wonderland: An IMAX 3D Experience
Tangled: An IMAX 3D Experience	How to Train Your Dragon: An IMAX 3D Experience
Sanctum: An IMAX 3D Experience	Iron Man 2: The IMAX Experience
I Am Number Four: The IMAX Experience	Shrek Forever After: An IMAX 3D Experience
Mars Needs Moms: An IMAX 3D Experience	Prince of Persia: The Sands of Time: The IMAX Experience
Sucker Punch: The IMAX Experience	Toy Story 3: An IMAX 3D Experience
Fast Five: The IMAX Experience	The Twilight Saga: Eclipse: The IMAX Experience
Thor: An IMAX 3D Experience
Pirates of the Caribbean: On Stranger Tides: An IMAX 3D Experience
The Founding of a Party: The IMAX Experience
Kung Fu Panda 2: An IMAX 3D Experience
Super 8: The IMAX Experience
Cars 2: An IMAX 3D Experience
Transformers: Dark of the Moon: An IMAX 3D Experience
     Film distribution revenues increased 10.5% to $7.9 million in the six months ended June 30, 2011 from $7.1 million in the six months ended June 30, 2010 including Born to be Wild 3D: An IMAX 3D Experience, which was released during April 2011. Film post-production revenues decreased to $2.7 million in the six months ended June 30, 2011 from $4.9 million in the six months ended June 30, 2010, primarily due to a decrease in third party business.
     The Company’s gross margin from its film segments decreased 59.8% in the six months ended June 30, 2011 to $12.3 million from $30.7 million in the six months ended June 30, 2010. Film production and IMAX DMR gross margins decreased to $9.2 million from $26.3 million in the six months ended June 30, 2010 largely due to a decrease in IMAX DMR revenue partially offset by lower costs. The film distribution margin of $1.1 million in the six months ended June 30, 2011 was $0.4 million lower than the $1.5 million experienced in the six months ended June 30, 2010. The gross margin for the six months ended June 30, 2011 included a higher level of marketing costs of $1.6 million (including launch marketing expenditures associated with the April 2011 release of Born to be Wild) compared to $0.3 million in the prior year comparative period. Film post-production gross margin decreased by $0.9 million due to a decrease in third party business as compared to the prior year period.
     Theater Operations
     Theater operations revenue in the six months ended June 30, 2011 decreased to $2.9 million in comparison to $8.9 million experienced in the six months ended June 30, 2010. This decrease was attributable to a decrease in average ticket prices and attendance over the first six months of 2010, primarily as a result of the record breaking performance of Avatar: An IMAX 3D Experience in the first six months of 2010 and comparatively weaker film performance in 2011.
     Theater operations margin decreased $2.8 million to a loss of $1.0 million in the six months ended June 30, 2011 as compared to $1.8 million in the six months ended June 30, 2010, reflecting the impact of lower attendance and average ticket prices.
     Other
     Other revenue decreased to $2.2 million in the six months ended June 30, 2011 compared to $3.6 million in the same period in 2010. Other revenue primarily includes revenue generated from the Company’s camera and rental business and after market sales of projection system parts and 3D glasses. Other revenue in the six months ended June 30, 2010 was driven by high orders for 3D glasses as a result of the record breaking performance of Avatar: An IMAX 3D Experience.
     The gross margin on other revenue was $0.3 million lower in the six months ended June 30, 2011 as compared to 2010.

     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $36.3 million in the six months ended June 30, 2011 as compared to $30.7 million in 2010. This $5.6 million increase experienced from the prior year comparative period was largely the result of the following:
•	a $2.4 million increase in staff-related costs and compensation costs including (i) an increase in salaries and benefits of $1.9 million including a higher average Canadian dollar denominated salary expense, increased staffing and normal merit increases partially offset by lower pension plan costs, and (ii) a $0.5 million increase in travel and entertainment costs commensurate with business activity;

•	a $2.9 million increase in the Company’s stock-based compensation expense primarily due to the cost associated with stock options granted during the period; and

•	a $1.6 million increase in legal, professional and other general corporate expenditures.
     These increases were offset by:
•	a $1.3 million decrease due to foreign exchange. During the six months ended June 30, 2011, the Company recorded a foreign exchange gain of $0.7 million due to the impact of a decrease in exchange rates on foreign currency denominated working capital balances and unmatured and un-hedged foreign currency forward contracts as compared to a loss of $0.6 million recorded in the six months ended June 30, 2010. See note 10(b) of the accompanying condensed consolidated financial statements in Item 1 for more information.
     Provision for Arbitration Award
     During the six months ended June 30, 2011, the Company recorded a provision of $2.1 million regarding an award issued in connection with an arbitration proceeding brought against the Company, relating to agreements entered into in 1994 and 1995 by its former Ridefilm subsidiary, whose business the Company discontinued through a sale to a third party in March 2001. The Company is seeking to have the award vacated. See note 9(c) to the condensed consolidated financial statements for more information on this matter.
     Research and Development
     Research and development expenses increased to $4.0 million in the six months ended June 30, 2011 compared to $2.5 million in the six months ended June 30, 2010. The increased research and development expenses for the six months ended June 30, 2011 compared to the prior year period are primarily attributable to ongoing enhancements to the Company’s digital projection technology to assure that the Company continues to provide the highest quality, premiere movie going experience available to consumers, as well as ongoing work performed on the Company’s portable theater initiative.
     Receivable Provisions, Net of Recoveries
     Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.4 million in the six months ended June 30, 2011 as compared to $0.4 million in the six months ended June 30, 2010.
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
     Interest Income and Expense
     Interest income decreased to less than $0.1 million in the six months ended June 30, 2011 as compared to $0.3 million in the six months ended June 30, 2010. The decrease was largely due to interest recorded during the first six months of 2010 related to tax refunds.

     Interest expense decreased to $1.0 million in the six months ended June 30, 2011 as compared to $1.2 million in the six months ended June 30, 2010. Included in interest expense is the amortization of deferred finance costs in the amount of $0.3 million in the six months ended June 30, 2011 and $0.2 million in the six months ended June 30, 2010. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.
     Income Taxes
     There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings. The Company recorded an income tax provision of $1.3 million for the six months ended June 30, 2011, of which a provision of $0.1 million is related to an increase in unrecognized tax benefits. For the six months ended June 30, 2010, the Company recorded an income tax provision of $0.8 million, of which $0.1 million was related to an increase in unrecognized tax benefits.
     Outlook
     While the Company expects overall revenues for 2011 to be consistent with those of 2010, the Company’s revenues in 2011 to date have been adversely impacted by the lower gross box office generated by the films released to IMAX theaters in the six months ended June 30, 2011 and, in particular, the lack of event films such as the record breaking performance of Avatar: An IMAX 3D Experience, released in 2010. However, the Company continues to experience significant network growth, driven in large part by the record number of theater signings the Company achieved in 2010, which has continued into the first six months of 2011, with the Company entering into arrangements for a total of 153 theater systems (138 new theater systems and 15 digital upgrades) in 2011 to date, as compared to 98 theaters systems (76 new theater systems and 22 digital upgrades) in the prior year comparative period.
     The Company installed 56 IMAX theater systems, not including digital upgrades, in the first six months of 2011. At June 30, 2011, this reflected an increase of 25.3% for the overall IMAX theater network and 37.6% for the IMAX commercial multiplex theater network as compared to June 30, 2010. Of the theater system arrangements in backlog as at June 30, 2011, the Company currently estimates that approximately 64-74 theater systems (excluding digital upgrades) will be installed during the remainder of 2011. As a result, by the end of 2011, the Company’s total theater network is expected to have increased by approximately 21.4% over the prior year end and its commercial multiplex theater network by approximately 30.3% over the prior year end as the majority of the new 2011 systems are to be installed in commercial settings. In addition, each year the Company installs a number of systems that are signed in that same calendar year. (Although the Company cautions that theater system installations slip from period to period in the course of the Company’s business and such slippages remain a recurring and unpredictable part of its business).
     The Company’s pace of overall IMAX theater system signings increased significantly in the first six months of 2011 as compared to the prior year period. The Company signed deals for 153 theater systems during the first six months of 2011, as compared to 98 IMAX theater signings for the first six months of 2010. The Company believes that this increase in IMAX theater system signings will result in a larger IMAX theater network and, ultimately, should position the Company to generate increased revenue over the longer term. A substantial portion of the recent commercial theater network growth has come from theaters under joint revenue sharing arrangements in the United States and, increasingly, in certain international markets. Revenue sharing arrangements allow the Company to capitalize on its theater network growth by providing the Company with higher recurring revenue than under most sales or sales-type lease arrangements. The Company believes that the strategy of increasing the number of IMAX theaters under joint revenue sharing arrangements has driven increased profitability in recent years and the Company believes that it will continue to drive profitability in the future. The retirement of a significant portion of the Company’s debt during 2009 and increased cash flows from operations during 2009 and 2010 has allowed the Company the financial flexibility to fund the expansion of its joint revenue sharing strategy. To date, the Company has signed joint revenue sharing arrangements for 332 theater systems, including the Company’s 75-theater joint revenue sharing arrangement signed with Wanda Cinema Line Corporation, China’s top-grossing cinema chain, in March 2011. Furthermore, on July 15, 2011, the Company and American-Multi Cinemas, Inc. (“AMC”) announced an expansion of the companies’ joint revenue sharing arrangement to include the installation of 10 additional IMAX theaters in the United States expected to be open by the end of 2012. This brings the total number of digital projection systems contracted for under the agreement with AMC to 125, with 105 currently in operation. In addition, on July 14, 2011, the Company and Regal Entertainment Group (“Regal”) announced an additional 9 IMAX theaters to be installed in the United States, bringing the total number of digital projection systems under the joint revenue sharing arrangement between the parties to 64, with 45 currently in operation. In the second quarter of 2011 the Company and Southern Theatres, LLC announced a 4 theater joint revenue sharing agreement, with 3 of the 4 theaters operational at June 30, 2011. On July 6, 2011, the Company and ZON Lusomundo Cinemas announced a joint revenue sharing agreement to install 3 new IMAX digital theater systems in Portugal, marking the first IMAX theaters to open in Portugal. Of the 332 joint revenues sharing theaters signed, 204 have been installed as at June 30, 2011. The Company cautions that as an increasing portion of its revenues are derived from theaters under joint revenue sharing arrangements, it is increasingly subject to the success or failure of its IMAX DMR film slate.
     In recent years, the number of IMAX DMR films released to the IMAX theater network has also increased. The increased number of IMAX DMR films can minimize the impact of an individual film’s relatively weak performance. In addition, the increased number of titles with shorter release windows can mean a greater opportunity to capitalize on the early weeks of a movie’s release, when over half of a given title’s gross box office is typically generated. The increased number of films also permits the Company to select a diverse mix of titles to maximize the network’s box office potential. To date, the Company has signed contracts for 24 IMAX DMR films to be exhibited throughout the IMAX theater network in 2011, as compared to 15 IMAX DMR titles in 2010 and 12 IMAX DMR titles in 2009. The Company remains in active discussions with every major Hollywood studio regarding future titles. However, the Company cautions that films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and type of IMAX DMR and IMAX original films released to the IMAX theater network. The Company intends to continue to try and achieve the optimal film slate, with the appropriate number of mix and titles.
     During the six months ended June 30, 2011, the Company’s DMR revenue decreased 48.2% over the prior year period owing to the lower box office performance of IMAX DMR films exhibited, and in particular the lack of event film titles such as the record breaking performance of Avatar: An IMAX 3D Experience in 2010. In the first six months of 2010, there were 6 films that recorded gross domestic box office of over $200.0 million. All 6 of these event-type films were released to the IMAX network in 2010. By contrast, there have been only 3 films in the first half of 2011 that have recorded gross domestic box office of over $200.0 million. Of those films, 2 were released to the IMAX network in 2011. IMAX DMR films released to IMAX theaters during the period, however, continued to significantly outperform lower-cost formats on a per screen basis.
     The Company believes that its international expansion is an important driver of future growth for the Company. On March 24, 2011, the Company announced a 75-theater joint revenue sharing agreement with Wanda Cinema Line Corporation. This agreement with Wanda, which represents IMAX’s first full revenue-sharing arrangement in China and its largest single international partnership to date, brings the total number of IMAX theaters open or in backlog in Greater China to 211. Under the terms of the new partnership, IMAX will install its digital technology in 25 of the exhibitor’s multiplex locations this year, with the remainder to be rolled out in 2012, 2013 and 2014. On March 29, 2011, the Company and Cinema Park, an exhibition chain owned by Russia’s largest media holding company, Profmedia, announced a sale agreement to install 8 additional digital IMAX theater systems (in addition to a deal for 10 systems in 2010). These theater systems are scheduled to be installed in various parts of Russia in 2012 and 2013. In addition, on March 30, 2011, the Company and PVR Cinemas, India’s leading cinema brand and operator of the country’s top-performing multiplexes, announced an agreement to install 4 digital IMAX theater systems in key locations throughout India. On July 6, 2011, the Company and ZON Lusomundo Cinemas announced a joint revenue sharing agreement to install 3 new IMAX digital theater systems in Portugal, marking the first IMAX theaters to open in Portugal. The first theater is expected to open by end of 2011, with the remaining 2 theaters slated to open before the end of 2012.
     For the first six months of 2011, 45.0% of the Company’s gross box office from DMR films was generated from IMAX theaters in international markets, as compared with 40.5% in the first six months of 2010. In the first six months of 2011, 107 of the Company’s 153 theater signings were for theaters in international markets. During the remainder of 2011, the Company intends to continue to expand its international presence, including by expanding its number of theaters under international joint revenue sharing arrangements.
     To support its growth in international markets, the Company has begun, and expects to continue, to evaluate DMR opportunities in international markets. In July 2010, the first IMAX DMR title outside of North America, Aftershock: The IMAX Experience, was released across IMAX theaters in China, other parts of Asia and key North American markets pursuant to an agreement between the Company and Huayi Bros. Media Corporation Ltd., China’s largest media group. On August 30, 2010, the Company announced that internationally acclaimed director John Woo and producer Terence Chang’s next film, the action epic Flying Tigers, is intended to be released to select IMAX theaters in early 2012. In June 2011, The Founding of a Party: The IMAX Experience was released to IMAX theaters in China. The Company is similarly committed to maximizing the productivity of its international theaters through international-only releases. The IMAX DMR film, Prince of Persia: Sands of Time: The IMAX Experience was the first international-only release to IMAX theaters in May 2010 and the second international-only release, Tangled: An IMAX 3D Experience, was released to IMAX theaters in select Asian markets beginning in February 2011. In addition, in June 2011, Kung Fu Panda 2: An IMAX 3D Experience was an international-only release to IMAX theaters. In August 2011, Cowboys & Aliens: The IMAX Experience will be released in international IMAX theaters day-and-date. In addition, Sector 7: An IMAX 3D Experience will be released to IMAX theaters in August 2011 in select Asian markets. The Company anticipates announcing additional international-only releases to IMAX theaters in the future. Finally, in order to further strengthen the Company’s film slate internationally, the Company has recently announced certain IMAX-exclusive early releases. For instance, TRON: Legacy: An IMAX 3D Experience was released to IMAX theaters in France four days prior to its wide release in that country. The Company and its studio partners also employed this IMAX-exclusive early release strategy with Harry Potter and the Deathly Hallows: Part I: The IMAX Experience in France in November, with TRON: Legacy: An IMAX 3D Experience in Russia in December and with I Am Number Four: The IMAX Experience in Mexico in February. The Company anticipates announcing additional IMAX-exclusive early releases in the future.
     The Company’s historical domestic growth strategy has been to penetrate domestic urban markets with large national exhibition partners. More recently, however, the Company has signed several new theater agreements with smaller, regional exhibitors such as Warren Theatres and Premiere Cinemas. The Company has found that some of the top performing IMAX theaters in the United States are in smaller markets and as such will continue to pursue this growth initiative.
     In addition to the 15 DMR films that have already been shown in the IMAX theater network in the first six months of 2011, 9 additional DMR films are scheduled to be released to its theater network during the remaining six months of 2011:
•	Harry Potter and the Deathly Hallows Part II: An IMAX 3D Experience (WB, July 2011);

•	Cowboys & Aliens: The IMAX Experience (DreamWorks, Paramount, August 2011);

•	Sector 7: An IMAX 3D Experience (CJ Entertainment, August 2011);

•	Contagion: The IMAX Experience (WB, September 2011);

•	Real Steel: The IMAX Experience (DreamWorks, Disney, October 2011);

•	Puss in Boots: An IMAX 3D Experience (Paramount, November 2011);

•	Happy Feet 2: An IMAX 3D Experience (WB, November 2011);

•	Mission: Impossible — Ghost Protocol: The IMAX Experience (Paramount, December 2011); and

•	The Adventures of Tintin: The Secret of the Unicorn: An IMAX 3D Experience (Paramount, December 2011).
     To date, the Company has announced the following three titles to be released in 2012 to its theater network:
•	The Amazing Spider-Man: An IMAX 3D Experience (Sony, July 2012);
•	The Dark Knight Rises: The IMAX Experience (WB, July 2012); and
•	The Hobbit: An Unexpected Journey: An IMAX 3D Experience (WB, December 2012).
     The Company remains in active discussions with virtually every studio regarding future titles.
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

LIQUIDITY AND CAPITAL RESOURCES
     On June 2, 2011, the Company amended and restated the terms of its existing senior secured credit facility (the “Prior Credit Facility”), which had been scheduled to mature on October 31, 2013. The amended and restated facility (the “Credit Facility”), with a scheduled maturity of October 31, 2015, has a maximum borrowing capacity of $110.0 million, consisting of revolving asset-based loans of up to $50.0 million, subject to a borrowing base calculation (as described below) and including a sublimit of $20.0 million for letters of credit, and a revolving term loan of up to $60.0 million. The Prior Credit Facility had a maximum borrowing capacity of $75.0 million. Certain of the Company’s subsidiaries will serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility. The Credit Facility is collateralized by a first priority security interest in substantially all of the present and future assets of the Company and the Guarantors.
     The Company’s indebtedness under the Credit Facility includes the following:

	June 30,	December 31,
	2011	2010
Term Loan (under the Prior Credit Facility)	$—	$17,500
Revolving Credit Facility	34,583	—

	$34,583	$17,500

     As at June 30, 2011, the Company’s current borrowing capacity under the revolving asset-based portion of the Credit Facility was $44.2 million after deduction for the minimum Excess Availability reserve of $5.0 million (December 31, 2010 — $40.0 million) and borrowing capacity under the revolving term portion of the Credit Facility was $25.4 million. Outstanding borrowings and letters of credit and advance payment guarantees were $nil as at June 30, 2011.
     The terms of the Credit Facility are set forth in the Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated June 2, 2011, among the Company, Wells Fargo Capital Finance Corporation (Canada), as agent, lender, sole lead arranger and sole bookrunner, (“Wells Fargo”) and Export Development Canada, as lender (“EDC”, together with Wells Fargo, the “Lenders”) and in various collateral and security documents entered into by the Company and the Guarantors. Each of the Guarantors has also entered into a guarantee in respect of the Company’s obligations under the Credit Facility.
     The revolving asset-based portion of the Credit Facility permits maximum aggregate borrowings equal to the lesser of:
(i) $50.0 million, and
(ii) a collateral calculation based on the percentages of the book values of certain of the Company’s net investment in sales-type leases, financing receivables, certain trade accounts receivable, finished goods inventory allocated to backlog contracts and the appraised values of the expected future cash flows related to operating leases and the Company’s owned real property, reduced by certain accruals and accounts payable and subject to other conditions, limitations and reserve right requirements.
     Two years after entry into the Credit Facility any outstanding borrowings under the revolving term loan portion of the Credit Facility convert to a term loan to be repaid in accordance with the terms of the Credit Facility, any undrawn amounts under the revolving term loan are cancelled and the Company may not request any further advances under the revolving term loan.
     The Company borrowed $29.6 million from the revolving term loan portion of the Credit Facility to repay $15.0 million in outstanding indebtedness under the revolving portion of the Prior Credit Facility and $14.6 million in outstanding indebtedness under the term loan portion of the Prior Credit Facility. The Company subsequently borrowed another $5.0 million under the revolving term loan portion of the Credit Facility. Under the Prior Credit Facility, the effective interest rate for the three and six months ended June 30, 2011 for the term loan portion was 4.03% and 4.04%, respectively (2010 — 4.04% and 4.03%, respectively) and 2.97% and 2.97%, respectively for the revolving portion (2010 — 4.50% and 3.56%, respectively).
     The revolving asset-based portion of the Credit Facility bears interest, at the Company’s option, at (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. The revolving term loan portion of the Credit Facility also bears interest at the Company’s option, at (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. Under the Credit Facility, the effective interest rate for the three and six months ended June 30, 2011 for the revolving term loan portion was 2.19% and 2.19%, respectively (2010 — n/a). There was no amount drawn on the revolving asset-based portion of the Credit Facility.

     The Credit Facility provides that the Company will be required to maintain a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1. The Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0. At all times under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. The ratio of funded debt to EBITDA was 0.51:1 as at June 30, 2011, where Funded Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $34.6 million. EBITDA is calculated as follows:

	For the	For the
	3 months ended	12 months ended
EBITDA per Credit Facility:	June 30, 2011	June 30, 2011(1)
(In thousands of U.S. Dollars)
Net income	$1,825	$61,717
Add (subtract):
Loss from equity accounted investments	451	1,366
Provision for (recovery of) income taxes	1,634	(51,290)
Interest expense, net of interest income	538	1,560
Depreciation and amortization, including film asset amortization	6,719	21,548
Write-downs net of recoveries including asset impairments and receivable provisions	163	2,343
Stock and other non-cash compensation	4,837	31,089
Other, net	—	(89)

	$16,167	$68,244

(1)	Ratio of funded debt calculated using twelve months ended EBITDA
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
     The Credit Facility also contains customary events of default, including upon an acquisition or change of control or upon a change in the business and assets of the Company or a guarantor that in each case is reasonably expected to have a material adverse effect on the Company or a guarantor. If an event of default occurs and is continuing under the Credit Facility, the Lenders may, among other things, terminate their commitments and require immediate repayment of all amounts owed by the Company.
     Letters of Credit and Other Commitments
     As at June 30, 2011, the Company has letters of credit and advance payment guarantees of $nil outstanding (December 31, 2010 — $nil), under the Credit Facility.
     The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at June 30, 2011, the Company had letters of credit and advance payment guarantees outstanding of $1.2 million under the Bank of Montreal Facility as compared to $2.4 million as at December 31, 2010.

     Cash and Cash Equivalents
     As at June 30, 2011, the Company’s principal sources of liquidity included cash and cash equivalents of $23.2 million, the Credit Facility, anticipated collection from trade accounts receivable of $44.2 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $12.4 million, payments expected in the next 12 months on existing backlog deals. As at June 30, 2011, the Company had drawn down $nil on the revolving asset-based portion of the Credit Facility, and had letters of credit and advance payment guarantees of $nil outstanding under the Credit Facility and $1.2 million under the Bank of Montreal Facility.
     During the six months ended June 30, 2011, the Company’s operations used cash of $10.4 million and the Company used cash of $17.1 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements and to purchase property, plant, and equipment. Based on management’s current operating plan for 2011, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements and DMR agreements with studios. Cash flows from joint revenue sharing arrangements are derived from the theater box office and concession revenues and the Company invested directly in the roll out of 33 new theater systems under joint revenue sharing arrangements during the six months ended June 30, 2011.
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
     Operating Activities
     The Company’s net cash provided by operating activities is affected by a number of factors, including the proceeds associated with new signings of theater system lease and sale agreements in the year, costs associated with contributing systems under joint revenue sharing arrangements, the box-office performance of films distributed by the Company and/or released to IMAX theaters, increases or decreases in the Company’s operating expenses, including research and development, and the level of cash collections received from its customers.
     Cash used by operating activities amounted to $10.4 million for the six months ended June 30, 2011. Changes in other non-cash operating assets as compared to December 31, 2010 include: an increase of $6.0 million in financing receivables; an increase of $5.0 million in accounts receivable; an increase of $1.3 million in inventories; an increase of $1.1 million in prepaid expenses, which primarily relates to an increase in prepaid benefits and film distribution expenses; and an increase of $0.4 million in other assets which includes a $1.1 million decrease in insurance recoveries receivable, a $1.4 million increase in other assets and a $0.1 million increase in commission and agency fees. Changes in other operating liabilities as compared to December 31, 2010 include: an increase in deferred revenue of $7.8 million related to amounts relieved from deferred revenue related to theater system installations offset by backlog payments received in the current period; an increase in accounts payable of $6.7 million; and a decrease of $30.8 million in accrued liabilities including payments of $23.7 million for variable stock-based compensation expense.
     Included in accrued liabilities at June 30, 2011 was $18.2 million in respect of accrued pension obligations.
     Investing Activities
     Net cash used in investing activities amounted to $18.4 million in the six months ended June 30, 2011, which includes an investment in joint revenue sharing equipment of $14.9 million, purchases of $2.2 million in property, plant and equipment, an additional investment in business ventures of $0.8 million and an increase in other intangible assets of $0.5 million.

     Financing Activities
     Net cash provided by financing activities in the six months ended June 30, 2011 amounted to $21.9 million due to an increase in net bank indebtedness of $17.1 million and proceeds from the issuance of common shares from stock option exercises of $5.1 million offset by a $0.3 million in payment of fees relating to the Credit Facility amendment.
     Capital Expenditures
     Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, and investments in film assets were $23.4 million for the six months ended June 30, 2011 as compared to $10.9 million for the six months ended June 30, 2010.
CONTRACTUAL OBLIGATIONS
     Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
	Total
(In thousands of U.S. Dollars)	Obligations	2011	2012	2013	2014	2015	Thereafter
Pension obligations (1)	$18,813	$—	$—	$18,813	$—	$—	$—
Credit Facility(2)	34,583	—	—	—	—	34,583	—
Operating lease obligations (3)	13,450	2,760	5,380	2,089	899	510	1,812
Purchase obligations (4)	18,804	18,804	—	—	—	—	—
Postretirement benefits obligations	484	13	15	31	34	38	353
Capital lease obligations (5)	56	12	23	21	—	—	—

	$86,190	$21,589	$5,418	$20,954	$933	$35,131	$2,165

(1)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment at the beginning of 2013 upon retirement at the end of the current term of his employment agreement, although Mr. Gelfond has not informed the Company that he intends to retire at that time.

(2)	Interest on the Credit Facility is payable monthly in arrears based on the applicable variable rate and is not included above.

(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s properties in New York and Santa Monica, and at the various owned and operated theaters.

(4)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.

(5)	The Company’s total minimum annual payments to be made under capital leases, mostly consisting of payments for IT hardware and various other fixed assets.
     Pension and Postretirement Obligations
     The Company has an unfunded defined benefit pension plan, the SERP, covering Messrs. Gelfond and Wechsler. As at June 30, 2011, the Company had an unfunded and accrued projected benefit obligation of approximately $18.2 million (December 31, 2010 — $18.1 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate. During the quarter ended June 30, 2010, the Company obtained $3.2 million representing the cash surrender value of Mr. Gelfond’s policy. The proceeds were used to pay down the term loan under the Credit Facility. During the quarter ended September 30, 2010, the Company obtained $4.6 million representing the cash surrender value of Mr. Wechsler’s policy. The amount was used to fund part of the $14.7 million lump sum payment made to Mr. Wechsler on August 1, 2010 under the SERP, which settled in full Mr. Wechsler’s entitlement under the SERP. At June 30, 2011, the cash surrender value of these policies was $nil.

     Under the terms of the SERP, if Mr. Gelfond’s employment had been terminated other than for cause prior to August 1, 2010, he would have been entitled to receive SERP benefits in the form of monthly annuity payments until the earlier of a change of control or August 1, 2010, at which time he would have become entitled to receive remaining benefits in the form of a lump sum payment. If Mr. Gelfond’s employment is, or would have been, terminated other than for cause on or after August 1, 2010, he is, or would have been, entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. The term of Mr. Gelfond’s current employment agreement has been extended through December 31, 2012. Under the terms of the extension, Mr. Gelfond also agreed that any compensation earned during 2011 and 2012 would not be included in calculating his entitlement under the SERP.
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
     In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at June 30, 2011, the Company had an unfunded benefit obligation of $0.5 million (December 31, 2010 — $0.5 million).
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
     For the three and six months ended June 30, 2011, the Company recorded a foreign exchange gain of $0.1 million and $0.7 million, respectively, as compared with a foreign exchange loss of $0.9 million and $0.6 million at June 30, 2010, respectively, associated with the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts.
     The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies with settlement dates throughout 2011. In addition, at June 30, 2011, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered foreign currency hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The notional value of these contracts at June 30, 2011 was $4.1 million (December 31, 2010 — $12.7 million). A gain of less than $0.1 million and a gain of $0.4 million was recorded to Other Comprehensive Income with respect to the appreciation in the value of these contracts in the three and six months ended June 30, 2011, respectively (2010 — loss of $0.4 million and loss of $0.2 million, respectively). A gain of $0.5 million and gain of $0.7 million for the three and six months ended June 30, 2011, respectively (2010 — loss of less than $0.1 million and gain of $0.5 million, respectively) was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses. The notional value of forward contracts that do not qualify for hedge accounting at June 30, 2011 was $7.0 million (December 31, 2010 — $28.8 million).
     For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.
     At June 30, 2011, the Company’s net investment in leases and working capital items denominated in Canadian dollar and Euros aggregated to $2.2 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2011, the potential change in the fair value of foreign currency-denominated net investment in leases and working capital items would be $0.2 million. A significant portion of the Company’s selling, general, and administrative expenses are denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at June 30, 2011, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.
     Interest Rate Risk Management
     The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.
     As at June 30, 2011, the Company borrowings under the Credit Facility were $34.6 million (December 31, 2010 — $17.5 million).
     The Company’s largest exposure with respect to variable rate debt comes from changes in the London Interbank Offered Rate (LIBOR). The Company had variable rate debt instruments representing approximately 17.2% and 9.2% of its total liabilities as at June 30, 2011 and December 31, 2010, respectively. If interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately less than $0.1 million for the quarter ended June 30, 2011. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate debt and cash balances at June 30, 2011.
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
     The Company’s management, with the participation of its CEO and its Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at June 30, 2011 and has concluded that, as at the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See note 9 to the interim condensed consolidated financial statements for information regarding legal proceedings involving the Company.
Item 1A. Risk Factors
     There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Item 4. Submission of Matters to a Vote of Security Holders
The Company’s 2011 Annual General Meeting of Shareholders was held on June 1, 2011.
Set forth below are the matters acted upon by the Company’s shareholders at the Annual General Meeting, and the final voting results on each such matter.
Election of Directors
By a vote by way of show of hands, Martin Pompadur was elected as a Class III director of the Company for a term expiring in 2013 and each of Eric A. Demirian, David W. Leebron and Marc A. Utay were elected as Class II directors of the Company to hold office until the year 2014 or until their successors are elected or appointed. Management received proxies from the shareholders to vote for the four directors nominated for election as follows:

Director	Votes For	Votes Withheld	Broker Non-Votes

Martin Pompadur	46,263,656	130,326	10,395,667
Eric A. Demirian	46,272,964	121,018	10,395,667
David W. Leebron	44,611,661	1,782,322	10,395,666
Marc A. Utay	46,136,827	257,155	10,395,667
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
Appointment of Auditor
By a vote by way of show of hands, PricewaterhouseCoopers, LLP (“PwC”) were appointed auditors of the Company to hold office until the next annual meeting of shareholders and the directors were authorized to fix their remuneration. Management received proxies from the shareholders to vote for the re-appointment of PwC as follows:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes

56,485,801	178,854	124,994	0

Executive Compensation
By a vote by way of show of hands, the compensation of the Company’s Named Executive Officers was approved. Management received proxies from the shareholders to vote for the approval of the compensation of the Company’s Names Executive Officers as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes

42,913,002	3,270,929	210,052	10,395,666
Frequency
By a vote by way of show of hands, the Company’s shareholders recommended the advisory vote on executive officers’ compensation be held every two years. Management received proxies from the shareholders to vote for the frequency of future advisory votes on executive officers’ compensation as follows:

1 year	2 years	3 years	Abstentions	Broker Non-Votes

19,335,879	26,360,410	553,993	143,531	10,395,836
There were no other matters coming before the meeting that required a vote by the shareholders.
Based on the June 1, 2011 results of the shareholders’ non-binding advisory vote on the frequency of the advisory vote on the Company’s executive officers’ compensation, the Company’s Board of Directors determined that an advisory vote on executive officers’ compensation will be conducted every second year, until the next vote on the frequency of such votes.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
No.	Description

10.37	Second Amended and Restated Credit Agreement, dated June 2, 2011 by and between IMAX Corporation, Wells Fargo Capital Finance Corporation Canada and Export Development Canada.

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated July 28, 2011, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated July 28, 2011, by Joseph Sparacio.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated July 28, 2011, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated July 28, 2011, by Joseph Sparacio.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION

Date: July 28, 2011	By:	/s/ JOSEPH SPARACIO

Joseph Sparacio
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2011	By:	/s/ JEFFREY VANCE

Jeffrey Vance
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)