Form 10-Q
period 2011-09-30
IMAX CORP
filed 2011-10-27
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number 001-35066

IMAX Corporation

(Exact name of registrant as specified in its charter)

Canada	98-0140269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2525 Speakman Drive, Mississauga, Ontario, Canada	L5K 1B1
(Address of principal executive offices)	(Postal Code)

(905) 403-6500

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2011
Common stock, no par value	64,674,058

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

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Cash and cash equivalents	$18,843	$30,390
Accounts receivable, net of allowance for doubtful accounts of $1,479 (December 31, 2010 — $1,988)	40,224	39,570
Financing receivables (notes 3 and 17(c))	81,324	73,601
Inventories (note 4)	21,751	15,275
Prepaid expenses	4,381	2,832
Film assets	1,986	2,449
Property, plant and equipment (note 5)	95,516	74,035
Other assets (notes 17(d) and 17(e))	13,449	12,350
Deferred income taxes (note 13(a))	51,917	57,122
Goodwill	39,027	39,027
Other intangible assets (note 6)	5,960	2,437

Total assets	$374,378	$349,088

Liabilities
Bank indebtedness (note 7)	$39,583	$17,500
Accounts payable	16,504	20,384
Accrued liabilities (notes 8(a), 8(c), 9, 14(b), 16(a), 16(c) and 17(d))	57,043	78,994
Deferred revenue	79,981	73,752

Total liabilities	193,111	190,630

Commitments, contingencies and guarantees (notes 8 and 9)

Shareholders’ equity
Capital stock (note 14) common shares — no par value. Authorized — unlimited number.
Issued and outstanding — 64,674,058 (December 31, 2010 — 64,145,573)	300,847	292,977
Other equity	15,004	7,687
Deficit	(131,995)	(141,209)
Accumulated other comprehensive loss	(2,589)	(997)

Total shareholders’ equity	181,267	158,458

Total liabilities and shareholders’ equity	$374,378	$349,088

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Equipment and product sales	$18,378	$13,539	$58,359	$41,533
Services (note 10(c))	35,104	28,499	80,371	97,522
Rentals (note 10(c))	11,350	7,420	25,416	36,623
Finance income	1,581	1,211	4,409	3,372
Other	1,075	400	1,325	400

	67,488	51,069	169,880	179,450

Costs and expenses applicable to revenues
Equipment and product sales (note 10(a))	8,083	6,673	28,595	22,825
Services (notes 10(a) and 10(c))	19,113	15,776	48,015	47,953
Rentals (note 10(a))	3,468	2,691	9,478	7,403
Other	386	—	406	—

	31,050	25,140	86,494	78,181

Gross margin	36,438	25,929	83,386	101,269
Selling, general and administrative expenses (note 10(b)) (including share-based compensation expense of $0.5 million and $9.0 million for the three and nine months ended September 30, 2011, respectively (2010 - expense of $4.1 million and $9.7 million, respectively))	19,440	16,051	55,778	46,713
Provision for arbitration award (note 9(c))	—	—	2,055	—
Research and development	2,041	1,509	6,026	3,971
Amortization of intangibles	113	106	341	351
Receivable provisions, net of recoveries (note 12)	408	70	767	436
Asset impairments	8	—	8	—

Income from operations	14,428	8,193	18,411	49,798
Interest income	13	77	44	374
Interest expense	(431)	(374)	(1,425)	(1,561)

Income from operations before income taxes	14,010	7,896	17,030	48,611
Provision for income taxes	(5,179)	(1,160)	(6,504)	(1,991)
Loss from equity-accounted investments	(439)	—	(1,312)	—

Net income	$8,392	$6,736	$9,214	$46,620

Net income per share - basic and diluted: (note 14(c))
Net income per share - basic	$0.13	$0.11	$0.14	$0.73

Net income per share - diluted	$0.12	$0.10	$0.14	$0.70

Comprehensive income consists of:
Net income	$8,392	$6,736	$9,214	$46,620
Amortization of actuarial loss on defined benefit plan (note 16(a))	53	—	161	—
Realized actuarial gain on settlement of pension liability (note 16(a))	—	(385)	—	(385)
Unrealized hedging (loss) gain (note 17(d))	(1,151)	463	(800)	284
Realization of hedging (gains) losses upon settlement (note 17(d))	(229)	60	(953)	(482)
Unrealized change in market value of available-for-sale investment (note 17(b))	—	—	(488)	—
Tax effect of movement in comprehensive income (note 13(b))	352	517	488	517

Comprehensive income, net of income taxes	$7,417	$7,391	$7,622	$46,554

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash (used in) provided by:
Operating Activities
Net income	$9,214	$46,620
Items not involving cash:
Depreciation and amortization (note 11(c))	18,020	15,508
Write-downs, net of recoveries (note 11(d))	841	982
Change in deferred income taxes	5,694	517
Stock and other non-cash compensation	9,595	10,116
Provision for arbitration award (note 9(c))	2,055	—
Unrealized foreign currency exchange loss (gain)	4,270	(395)
Loss on equity-accounted investments	1,312	—
Gain on non-cash contribution to equity-accounted investees	(404)	—
Change in cash surrender value of life insurance	—	(107)
Investment in film assets	(8,814)	(7,648)
Changes in other non-cash operating assets and liabilities (note 11(a))	(48,192)	(11,892)

Net cash (used in) provided by operating activities	(6,409)	53,701

Investing Activities
Purchase of property, plant and equipment	(4,409)	(3,898)
Investment in joint revenue sharing equipment	(22,432)	(6,550)
Investment in new business ventures	(1,571)	(2,167)
Cash surrender value of life insurance	—	7,797
Acquisition of other assets	—	(691)
Acquisition of other intangible assets	(4,008)	(450)

Net cash used in investing activities	(32,420)	(5,959)

Financing Activities
Increase in bank indebtedness (note 7)	59,583	—
Repayment of bank indebtedness (note 7)	(37,500)	(28,125)
Credit facility amendment fees paid	(297)	—
Common shares issued - stock options exercised (note 14(d))	5,635	5,871

Net cash provided by (used in) financing activities	27,421	(22,254)

Effects of exchange rate changes on cash	(139)	(75)

(Decrease) increase in cash and cash equivalents during the period	(11,547)	25,413

Cash and cash equivalents, beginning of period	30,390	20,081

Cash and cash equivalents, end of period	$18,843	$45,494

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

The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). The Company has 8 film production companies that are VIEs. For two of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets of $nil (December 31, 2010 — $nil) and total liabilities of $nil as at September 30, 2011 (December 31, 2010 — $nil). For the other 6 film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at September 30, 2011, these 6 VIEs have total assets of $12.7 million (December 31, 2010 — $11.1 million) and total liabilities of $12.7 million (December 31, 2010 — $11.1 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil and $nil for the three and nine months ended September 30, 2011, respectively (2010 — $nil and $nil, respectively). The carrying value of these investments in VIEs that are not consolidated is $nil at September 30, 2011 (December 31, 2010 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statement of operations.

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 Investments – Equity Method and Joint Ventures (“ASC 323”) and the FASB ASC 320 – Investments in Debt and Equity Securities (“ASC 320”), as appropriate. At September 30, 2011, the equity method of accounting is being utilized for an investment with a carrying value of $3.6 million (December 31, 2010 – $1.6 million). The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. In addition, during 2010, the Company made an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under ASC 320 and is recorded at its fair value of $1.0 million at September 30, 2011 (December 31, 2010 – $1.5 million). This investment is classified as an available-for-sale investment. In 2011 the Company made a cash investment of $1.6 million in new business ventures (December 31, 2010 – $3.6 million). The total carrying value of investments in new business ventures at September 30, 2011 is $4.6 million (December 31, 2010 – $3.1 million) and is recorded in Other Assets.

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

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). The objective of ASU 2010-28 is to address questions about entities with reporting units with zero or negative carrying amounts. The amendments in ASU 2010-28 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists by considering whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is applicable to all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. On January 1, 2011, the Company adopted the accounting requirements in ASU 2010-28. This amended standard does not have an impact on the Company’s condensed consolidated financial statements at this time as the Company does not have any reporting units with zero or negative amounts for goodwill impairment testing purposes.

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

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (ASC Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring in Update No 2010-20” (“ASU 2011-02”). ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. For public entities, the amendments in ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption. The amendments in ASU 2011-02 did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued FASB Accounting Standard Codification Updates

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The standards set forth in ASU 2011-04 supersede most of the accounting guidance currently found in Topic 820 of the FASB’s ASC. The amendments will improve comparability of fair value measurements presented and disclosed in financial statements prepared with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011 on a prospective basis. Early application by public entities is not permitted. The Company is currently evaluating the potential impact of ASU 2011-04 on its condensed consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). The amendments contained within this update are intended to simplify how entities test goodwill for impairment. Under the amendments in this update, an entity has the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. For all entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2011-08 on its condensed consolidated financial statements.

3. Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	September 30,	December 31,
	2011	2010
Gross minimum lease payments receivable	$30,874	$49,977
Unearned finance income	(8,874)	(15,158)

Minimum lease payments receivable	22,000	34,819
Accumulated allowance for uncollectible amounts	(2,549)	(4,838)

Net investment in leases	19,451	29,981

Gross financed sales receivables	88,027	62,127
Unearned finance income	(26,088)	(18,441)

Financed sales receivables	61,939	43,686
Accumulated allowance for uncollectible amounts	(66)	(66)

Net financed sales receivables	61,873	43,620

Total financing receivables	$81,324	$73,601

Net financed sales receivables due within one year	$8,157	$6,166
Net financed sales receivables due after one year	$53,716	$37,454

As at September 30, 2011, the financed sale receivables had a weighted average effective interest rate of 8.9% (December 31, 2010 — 8.8%).

4. Inventories

	September 30,	December 31,
	2011	2010
Raw materials	$7,174	$4,693
Work-in-process	1,133	2,293
Finished goods	13,444	8,289

	$21,751	$15,275

At September 30, 2011, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $7.1 million (December 31, 2010 — $3.2 million).

Inventories at September 30, 2011 include provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $4.2 million (December 31, 2010 — $4.4 million).

5. Property, Plant and Equipment

	As at September 30, 2011
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$103,943	$37,391	$66,552
Camera equipment(5)	6,355	6,068	287

	110,298	43,459	66,839

Assets under construction(3)	15,842	—	15,842

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	9,282	5,441
Office and production equipment(4)	28,628	24,193	4,435
Leasehold improvements	8,773	7,407	1,366

	53,717	40,882	12,835

	$179,857	$84,341	$95,516

	As at December 31, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$86,249	$33,775	$52,474
Camera equipment(5)	6,355	6,008	347

	92,604	39,783	52,821

Assets under construction(3)	8,305	—	8,305

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	8,906	5,817
Office and production equipment(4)	27,172	23,454	3,718
Leasehold improvements	8,603	6,822	1,781

	52,091	39,182	12,909

	$153,000	$78,965	$74,035

(1)	Included in theater system components are assets with costs of $18.4 million (December 31, 2010 — $19.9 million) and accumulated depreciation of $17.7 million (December 31, 2010 — $19.0 million) that are leased to customers under operating leases.
(2)	Included in theater system components are assets with costs of $77.3 million (December 31, 2010 — $62.8 million) and accumulated depreciation of $16.9 million (December 31, 2010 — $12.0 million) that are used in joint revenue sharing arrangements.
(3)	Included in assets under construction are components with costs of $12.9 million (December 31, 2010 — $6.2 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.
(4)	Included in office and production equipment are assets under capital lease with costs of $1.3 million (December 31, 2010 — $1.5 million) and accumulated depreciation of $1.3 million (December 31, 2010 — $1.4 million).
(5)	Included in camera equipment is fully amortized equipment still in use by the Company.

6. Other Intangible Assets

	As at September 30, 2011
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$7,981	$5,193	$2,788
Licenses and intellectual property	3,422	250	3,172

	$11,403	$5,443	$5,960

	As at December 31, 2010
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$7,289	$4,852	$2,437
Licenses and intellectual property	250	250	—

	$7,539	$5,102	$2,437

The Company expects to amortize approximately $0.1 million of other intangible assets for the remainder of 2011 and $0.6 million for each of the next 5 years, respectively. Fully amortized other intangible assets are still in use by the Company.

During the nine months ended September 30, 2011, the Company acquired $3.9 million in other intangible assets. The net book value of these other intangible assets was $3.9 million as at September 30, 2011. The weighted average amortization period for these additions was 10 years.

During the three and nine months ended September 30, 2011, the Company incurred costs of less than $0.1 million and $0.1 million, respectively, to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses.

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

The Company borrowed $29.6 million from the revolving term loan portion of the Credit Facility to repay $15.0 million in outstanding indebtedness under the revolving portion of the Prior Credit Facility and $14.6 million in outstanding indebtedness under the term loan portion of the Prior Credit Facility. The Company subsequently borrowed another $10.0 million under the revolving term loan portion of the Credit Facility. Under the Prior Credit Facility, the effective interest rate for the three and nine months ended September 30, 2011 for the term loan portion was n/a and 4.04%, respectively (2010 – 4.11% and 4.05%, respectively) and n/a and 2.97%, respectively for the revolving portion (2010 – n/a and 3.56%, respectively).

The revolving asset-based portion of the Credit Facility bears interest, at the Company’s option, at (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. The revolving term loan portion of the Credit Facility also bears interest at the Company’s option, at (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. Under the Credit Facility, the effective interest rate for the three and nine months ended September 30, 2011 for the revolving term loan portion was 2.69% and 2.59%, respectively (2010 – n/a). There was no amount drawn on the revolving asset-based portion of the Credit Facility.

The Credit Facility provides that the Company will be required to maintain a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1. The Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0. At all times under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. These amounts were $39.4 million and $58.3 million at September 30, 2011 respectively. The Company was in compliance with all of these requirements at September 30, 2011.

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

Bank indebtedness includes the following:

	September 30,	December 31,
	2011	2010
Term Loan (under the Prior Credit Facility)	$—	$17,500
Revolving Term Loan	39,583	—

	$39,583	$17,500

Total amounts drawn and available under the Credit Facility at September 30, 2011 were $39.6 million and $54.8 million, respectively (December 31, 2010 — $17.5 million and $40.0 million, respectively).

At September 30, 2011, the Company’s current borrowing capacity under the revolving asset-based portion of the Credit Facility was $34.4 million after deduction for letters of credit of $3.0 million, settlement loss foreign currency contracts of $4.9 million and the minimum Excess Availability reserve of $5.0 million (December 31, 2010 — $40.0 million) and borrowing capacity under the revolving term portion of the Credit Facility was $20.4 million.

In accordance with the loan agreement, the Company is obligated to make payments on the principal of the revolving term loan as follows:

2011 (three months remaining)	$—
2012	—
2013	—
2014	—
2015	39,583
Thereafter	—

$39,583

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The settlement risk on its foreign currency forward contracts was $4.9 million as at September 30, 2011 as the notional value exceeded the fair value of the forward contracts. As at September 30, 2011, the Company has $115.1 million of such arrangements outstanding.

Bank of Montreal Facility

As at September 30, 2011, the Company has available a $10.0 million facility (December 31, 2010 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at September 30, 2011, the Company has letters of credit and advance payment guarantees outstanding of $1.2 million (December 31, 2010 — $2.4 million) under the Bank of Montreal Facility.

8. Commitments

(a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company as at September 30, 2011 for each of the years ended December 31, are as follows:

	Operating Leases	Capital Leases
2011 (three months remaining)	$2,047	$5
2012	6,224	21
2013	2,705	19
2014	1,238	—
2015	510	—
Thereafter	1,832	—

	$14,556	$45

Rent expense was $1.3 million and $3.5 million for three and nine months ended September 30, 2011, respectively (2010 —$1.3 million and $3.6 million, respectively) net of sublease rental of $nil and less than $0.1 million, respectively (2010 — $0.1 million and $0.3 million, respectively).

Recorded in the accrued liabilities balance as at September 30, 2011 is $3.6 million (December 31, 2010 — $4.2 million) related to accrued rent and lease inducements being recognized as an offset to rent expense over the term of the lease.

Purchase obligations under long-term supplier contracts as at September 30, 2011 were $11.2 million (December 31, 2010 —$13.6 million).

(b) As at September 30, 2011, the Company has letters of credit and advance payment guarantees secured by the Credit Facility of $3.0 million (December 31, 2010 — $nil) outstanding. As at September 30, 2011, the Company also has letters of credit and advance payment guarantees outstanding of $1.2 million as compared to $2.4 million as at December 31, 2010, under the Bank of Montreal Facility.

(c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At September 30, 2011, $1.1 million (December 31, 2010 —$1.5 million) of commissions have been accrued and will be payable in future periods.

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

On May 15, 2006, the Company initiated arbitration against 3DMG before the International Centre for Dispute Resolution in New York (the “ICDR”), alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the ICDR unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. The proceeding was suspended on May 4, 2009 due to failure of 3DMG to pay fees associated with the proceeding. The proceeding was further suspended on October 11, 2010 pending resolution of reexamination proceedings currently pending involving one of 3DMG’s patents. The Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.

(b) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”), seeking damages as a result of E-City’s breach of a September 2000 lease agreement. An arbitration hearing took place in November 2005 against E-City which considered all claims by the Company. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. Further hearings took place in July 2006 and December 2006. On August 24, 2007, the ICC issued an award unanimously in favor of the Company in the amount of $9.4 million, consisting of past and future rents owed to the Company under its lease agreements, plus interest and costs. In the award, the ICC upheld the validity and enforceability of the Company’s theater system contract. The Company thereafter submitted its application to the arbitration panel for interest and costs. On March 27, 2008, the arbitration plan issued a final award in favor of the Company in the amount of $11.3 million, plus an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid, which the Company is seeking to enforce and collect in full. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India. The Company has opposed that application on a number of grounds and seeks to have the ICC award recognized in India. That Mumbai proceeding is still pending. On June 24, 2011, the Company commenced an application to the Ontario Superior Court of Justice for recognition of the final award.

(c) In June 2003, Robots of Mars, Inc. (“Robots”) initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to arbitration provisions in two film production agreements entered into in 1994 and 1995 between Robots’ predecessor-in-interest and a discontinued subsidiary of the Company (“Ridefilm”), asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with the contract. The Company discontinued its Ridefilm business through a sale of the Ridefilm business and its assets to a third party in March 2001. Robots sought an award of over $5.0 million in damages including contingent compensation that it claims was owed under two production agreements, damages for tort claims, and punitive damages. The arbitration hearings of this matter occurred in June and October 2009. The arbitrator issued a final award on March 16, 2011, awarding Robots $0.4 million in damages and $0.3 million in pre-judgment interest to date on its claim for breach of one of the Ridefilm production agreements. The arbitrator found in the Company’s favor on Robots’ tort claims, and awarded Robots no damages on its claim for breach of the second production agreement. Despite finding in the Company’s favor on the vast majority of Robots’ claims, the arbitrator awarded Robots $1.2 million in attorneys’ fees and costs pursuant to the attorneys’ fee provision set forth in the production agreements. Robots initiated two separate proceedings in California and in Ontario, Canada, to confirm the award. On July 13, 2011, a California district court granted Robots’ petition to confirm the award, and denied the Company’s petition to vacate the award. On August 18, 2011, the Company appealed the district court’s denial of its petition to vacate to the United States Court of Appeals for the Ninth Circuit. In addition, the Company will oppose confirmation of the award and has filed an application to vacate the award in the Ontario, Canada proceeding. The Company has accrued a liability of the $2.1 million in respect of the arbitration award in this action.

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

(f) In November 2009, the Company filed suit against Sanborn Theatres (“Sanborn”) in the United States District Court for the Central District of California alleging breach of Sanborn’s agreement to make payments for the purchase of two IMAX theater systems from the Company and seeking $1.7 million in compensatory damages. After granting Sanborn notice of default in connection with the failure to make required payments under the agreement and upon Sanborn’s failure to cure, the Company terminated its agreement with Sanborn. On May 11, 2010, Sanborn filed counterclaims against the Company and AMC Entertainment Inc. (“AMC Entertainment”) and Regal Cinemas, Inc. (“Regal”) in the U.S. District Court for the Central District of California alleging breach of contract, fraud and unfair competition against the Company and alleging intentional interference with contractual relations against AMC Entertainment and Regal. On June 16, 2011, the district court denied Sanborn’s motion for summary judgment on the Company’s complaint and for summary adjudication on Sanborn’s counterclaim. In October 2011, Sanborn agreed to dismiss its counterclaims against AMC Entertainment. The Company intends to file a motion for summary judgment on both its complaint and Sanborn’s counterclaims. While the trial currently is scheduled to commence on January 17, 2012, the parties have stipulated to continue the trial to February 21, 2012, and are awaiting the Court’s approval of this continuance. The Company is not able to estimate a potential loss exposure, if any, at this time. The Company will prosecute vigorously its claims and defenses in both matters, although no assurances can be given with respect to the outcome of such proceedings.

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

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the condensed consolidated balance sheets:

	September 30, 2011	December 31, 2010
Balance at the beginning of period	$160	$36
Warranty redemptions	(126)	(87)
Warranties issued	71	211

Balance at the end of period	$105	$160

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheets as at September 30, 2011 and December 31, 2010 with respect to this indemnity.

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

10. Condensed Consolidated Statements of Operations Supplemental Information

(a) Selling Expenses

The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs, included in costs and expenses applicable to revenues-equipment and product sales, totaled $0.6 million and $1.4 million for the three and nine months ended September 30, 2011, respectively (2010 — $0.4 million and $1.0 million, respectively).

Film exploitation costs, including advertising and marketing, totaled $0.8 million and $3.6 million for the three and nine months ended September 30, 2011, respectively (2010 — $0.6 million and $1.7 million, respectively) and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $0.5 million and $1.4 million for the three and nine months ended September 30, 2011, respectively (2010 — $0.6 million and $1.5 million, respectively). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $0.8 million and $2.1 million for the three and nine months ended September 30, 2011, respectively (2010 — $0.5 million and $0.9 million, respectively).

(b) Foreign Exchange

Included in selling, general and administrative expenses for the three and nine months ended September 30, 2011 is a loss of $4.1 million and a loss of $3.5 million, respectively, for net foreign exchange losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts compared with a gain of $1.1 million and $0.5 million for the three and nine months ended September 30, 2010, respectively. See note 17(c) for additional information.

(c) Collaborative Arrangements

Joint Revenue Sharing Arrangements

In a joint revenue sharing arrangement, the Company receives a portion of a theater’s box-office and concession revenues and in some cases an upfront or initial payment, in exchange for placing a theater system at the theater operator’s venue. Under joint revenue sharing arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s joint revenue sharing arrangements are typically non-cancellable for 7 to 10 years with renewal provisions. Title to equipment under joint revenue sharing arrangements does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the theater systems commencing on the date specified in the arrangement’s shipping terms and ending on the date the theater systems are delivered back to the Company.

The Company has signed joint revenue sharing agreements with 19 exhibitors for a total of 366 theater systems, of which 218 theaters were operating as of September 30, 2011, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(n) of the Company’s 2010 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Rentals revenue and for the three and nine months ended September 30, 2011 amounted to $10.0 million and $22.4 million, respectively (2010 — $6.5 million and $33.9 million, respectively).

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

For the nine months ended September 30, 2011, 19 IMAX DMR films were released to the IMAX theater network. The Company has entered into arrangements with film producers to convert 6 additional films which are expected to be released during the remainder of 2011, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(n) of the Company’s 2010 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three and nine months ended September 30, 2011 amounted to $18.6 million and $38.3 million, respectively (2010 — $12.4 million and $50.4 million, respectively).

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

At September 30, 2011, the Company has 1 significant co-produced film arrangement which makes up greater than 50% of the VIE total assets and liabilities balance of $12.7 million and 3 other co-produced film arrangements, the terms of which are similar.

For the three and nine months ended September 30, 2011, amounts totaling $2.5 million and $6.1 million, respectively (2010 — $2.4 million and $6.1 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

11. Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Nine Months Ended September 30,
	2011	2010
Decrease (increase) in:
Accounts receivable	$(1,224)	$1,924
Financing receivables	(8,471)	(3,357)
Inventories	(5,274)	(6,874)
Prepaid expenses	(1,548)	(544)
Commissions and other deferred selling expenses	(44)	(449)
Insurance recoveries	1,202	225
Other assets	(1,659)	404
Increase (decrease) in:
Accounts payable	(6,376)	1,546
Accrued and other liabilities(1)	(31,027)	(18,857)
Deferred revenue	6,229	14,090

	$(48,192)	$(11,892)

(1)	Decrease in accrued and other liabilities for the nine months ended September 30, 2011 includes payments of $23.7 million for variable stock-based compensation (2010 - $6.6 million).

(b) Cash payments made on account of:

	Nine Months Ended September 30,
	2011	2010
Income taxes	$2,201	$101

Interest	$878	$1,235

(c) Depreciation and amortization are comprised of the following:

	Nine Months Ended September 30,
	2011	2010
Film assets	$9,373	$8,166
Property, plant and equipment
Joint revenue sharing arrangements	4,914	4,159
Other property, plant and equipment	2,866	2,594
Other intangible assets	341	334
Other assets	181	—
Deferred financing costs	345	255

	$18,020	$15,508

(d) Write-downs, net of recoveries, are comprised of the following:

	Nine Months Ended September 30,
	2011	2010
Accounts receivables	$433	$32
Financing receivables	334	404
Property, plant and equipment	74	—
Other intangible assets	—	17
Inventories(1)	—	529

	$841	$982

(1)	In the nine months ended September 30, 2011, the Company recorded a charge of $nil (2010 — $0.2 million) in costs and expenses applicable to revenues – services and $nil (2010 — $0.3 million), primarily for its film-based projector inventories due to lower net realizable values resulting from the Company’s development of a digital projection system.

12. Receivable Provisions, Net of Recoveries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Accounts receivable provisions, net of recoveries	$163	$22	$433	$32
Financing receivables, net of recoveries	245	48	334	404

Receivable provisions, net of recoveries	$408	$70	$767	$436

13. Income Taxes

(a) Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. During the last quarter of 2010, the Company released a valuation allowance of $54.8 million relating to the future utilization of deductible temporary differences, tax credits, and certain net operating loss carryforwards. During the nine months ended September 30, 2011, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings.

As at September 30, 2011, the Company had net deferred income tax assets after valuation allowance of $51.9 million (December 31, 2010 — $57.1 million). As at September 30, 2011, the Company had a gross deferred income tax asset before valuation allowance of $59.8 million (December 31, 2010 — $65.1 million), against which the Company is carrying a $7.9 million valuation allowance (December 31, 2010 — $7.9 million).

As at September 30, 2011 and December 31, 2010, the Company had total unrecognized tax benefits (including interest and penalties) of $4.9 million and $4.4 million, respectively, for international withholding taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, state, provincial and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of operations rather than income tax expense. The Company recognized approximately less than $0.1 million and $0.2 million in potential interest and penalties associated with unrecognized tax benefits for the three and nine months ended September 30, 2011, respectively (2010 — $0.1 million and $0.1 million, respectively).

(b) Income Tax Effect on Comprehensive Income

The income tax expenses related to the following items included in other comprehensive income are:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Amortization of actuarial loss on defined benefit plan	$(13)	$—	$(40)	$—
Realization of actuarial gain on settlement of pension liability	—	517	—	517
Unrealized change in market value of available-for-sale investment	—	—	61	—
Unrealized hedging loss	344	—	248	—
Realization of hedging gains upon settlement	21	—	219	—

	$352	$517	$488	$517

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

(b) Stock-Based Compensation

The Company has five stock-based compensation plans that are described below. The compensation costs recorded in the condensed consolidated statement of operations for these plans were $0.5 million and $9.2 million for the three and nine months ended September 30, 2011, respectively (2010 — expense of $4.3 million and $9.9 million, respectively).

Stock Option Plan

The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants. The Company recorded an expense of $2.4 million and $7.2 million for the three and nine months ended September 30, 2011, respectively (2010 — $1.1 million and $2.8 million, respectively), related to grants issued to employees and directors in the plan. No income tax benefit is recorded in the condensed consolidated statements of operations for these costs.

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

The weighted average fair value of all common share options, granted to employees for the three and nine months ended September 30, 2011 at the measurement date was $9.04 per share and $9.59 per share, respectively (2010 — $5.10 per share and $7.12 per share, respectively). The following assumptions were used:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average risk-free interest rate	2.35%	2.25%	2.79%	3.06%
Expected option life (in years)	5.12 - 5.15	2.82 - 5.41	1.78 - 5.15	2.82 - 5.41
Expected volatility	50%	61%	50%	61%
Annual termination probability	8.31%	0% - 9.69%	0% - 8.49%	0% - 9.69%
Dividend yield	0%	0%	0%	0%

As at September 30, 2011, the Company has reserved a total of 12,934,812 (December 31, 2010 — 12,829,115) common shares for future issuance under the Stock Option Plan, of which options in respect of 7,195,529 common shares are outstanding at September 30, 2011. All awards of stock options are made at fair market value of the Company’s common shares on the date of grant. The fair market value of a common share on a given date means the higher of the closing price of a common share on the grant date (or the most recent trading date if the grant date is not a trading date) on the New York Stock Exchange (“NYSE”), the Toronto Stock Exchange (the “TSX”) and such national exchange, as may be designated by the Company’s Board of Directors (the “Fair Market Value”). The options generally vest between one and 5 years and expire 10 years or less from the date granted. The Stock Option Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan and upon certain conditions. At September 30, 2011, options in respect of 3,607,049 common shares were vested and exercisable.

The following table summarizes certain information in respect of option activity under the Stock Option Plan for the nine month periods ended September 30:

			Weighted Average Exercise
	Number of Shares		Price Per Share
	2011	2010	2011	2010
Options outstanding, beginning of year	6,743,272	6,173,795	$10.79	$6.52
Granted	1,122,342	1,191,703	31.79	17.36
Exercised	(528,485)	(979,823)	10.66	6.00
Forfeited	(141,600)	—	19.68	—
Expired	—	(94,802)	—	26.08
Cancelled	—	—	—	—

Options outstanding, end of period	7,195,529	6,290,873	13.90	8.36

Options exercisable, end of period	3,607,049	3,225,328	9.19	5.63

During the three and nine months ended September 30, 2011, the Company did not cancel any stock options from its Stock Option Plan (2010 — nil and nil, respectively) surrendered by Company employees.

As at September 30, 2011, 6,670,929 options were fully vested or are expected to vest with a weighted average exercise price of $13.47, aggregate intrinsic value of $34.2 million and weighted average remaining contractual life of 4.6 years. As at September 30, 2011, options that are exercisable have an intrinsic value of $26.2 million and a weighted average remaining contractual life of 3.5 years. The intrinsic value of options exercised in the three and nine months ended September 30, 2011 was $2.4 million and $11.2 million, respectively (2010 — $1.3 million and $9.6 million, respectively).

Options to Non-Employees

During the three and nine months ended September 30, 2011, an aggregate of nil and 103,944, respectively (2010 — 74,000 and 135,217, respectively) common share options to purchase the Company’s common stock with an average exercise price of n/a and $27.64, respectively (2010 — $14.09 and $15.92, respectively) were granted to certain advisors and strategic partners of the Company. These options have a maximum contractual life of 6 years. The granted options vested immediately. These options were granted under the Stock Option Plan.

As at September 30, 2011, non-employee options outstanding amounted to 142,251 options (2010 — 165,885) with a weighted average exercise price of $12.93 (2010 — $13.72). Of these options, 20,000 common share options which were previously subject to vesting based on a performance commitment, have been modified to vest immediately and an expense of $0.1 million has been recorded for the three and nine months ended September 30, 2011. Also included within the non-employee outstanding options are 15,000 options which were modified from service based employee awards to performance based non-employee awards. 49,750 options (2010 — 24,717) were exercisable with an average weighted exercise price of $11.51 (2010 — $14.47) and the vested options have an aggregate intrinsic value of $0.2 million (2010 — $0.1 million). The weighted average fair value of options granted to non-employees during the three and nine months ended September 30, 2011 at the measurement date was n/a and $13.75 per share, respectively (2010 — $7.81 and $8.50 per share, respectively), utilizing a Binomial Model with the following underlying assumptions for periods ended September 30:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Average risk-free interest rate	n/a	2.36%	2.38%	2.74%
Contractual option life	n/a	0.81 - 6.49 years	6 years	0.81 - 6.84 years
Average expected volatility	n/a	61.00%	50.00%	61.00%
Dividend yield	n/a	0%	0%	0%

For the three and nine months ended September 30, 2011, the Company recorded a charge of $0.1 million and $0.8 million, respectively (2010 — $0.1 million and $0.2 million, respectively) to cost and expenses related to revenues – services and selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is an accrual of less than $0.1 million for non-employee stock options recorded (December 31, 2010 – $1.5 million).

Restricted Common Shares

Under the terms of certain employment agreements dated July 12, 2000, the Company was required to issue either 160,000 restricted common shares or pay their cash equivalent upon request by the employees at any time. The Company accounted for the obligation as a liability, which was classified within accrued liabilities. In December 2010, upon request by the employees, the Company paid $4.2 million in cash to settle the equivalent of the remaining 160,000 restricted common shares under these agreements. The Company recorded an expense of $0.4 million and $0.6 million for the three and nine months ended September 30, 2010, respectively related to the restricted common shares.

Stock Appreciation Rights

There were no stock appreciation rights (“SARs”) granted during the first nine months of 2011 or 2010. During 2007, 2,280,000 SARs with a weighted average exercise price of $6.20 per right were granted in-lieu of stock options to certain Company executives. For the three and nine months ended September 30, 2011, nil and 999,500 SARs were cash settled for $nil and $23.7 million, respectively (2010 – 160,000 and 640,000 SARs were cash settled for $1.2 million and $6.6 million, respectively). The average exercise prices for the settled SARs for the nine months ended September 30, 2011 was $ 6.86 (2010 – $6.86 and $5.56, respectively)

per SAR. As at September 30, 2011, 133,000 SARs were outstanding, of which 100,000 SARs were exercisable. None of the SARs were forfeited, cancelled, or expired for the three and nine months ended September 30, 2011 and 2010. The SARs vesting period ranges from immediately upon granting to 5 years, with a remaining contractual life ranging from 6.26 years as at September 30, 2011. The outstanding SARs had an average fair value of $9.06 per right as at September 30, 2011 (December 31, 2010 — $21.21). The Company accounts for the obligation of these SARs as a liability (September 30, 2011 — $1.1 million; December 31, 2010 — $23.7 million), which is classified within accrued liabilities. The Company has recorded a recovery of $2.0 million and an expense of $1.2 million for the three and nine months ended September 30, 2011, respectively (2010 — expense of $2.7 million and $6.3 million, respectively) to selling, general and administrative expenses related to these SARs. The following assumptions were used for measuring the fair value of the SARs:

	As at September 30, 2011	As at December 31, 2010
Average risk-free interest rate	1.43%	0.65%
Expected option life (in years)	3.92 - 4.23	0.24 - 2.51
Expected volatility	50%	50% - 61%
Annual termination probability	8.31%	0% - 8.31%
Dividend yield	0%	0%

Warrants

There were no warrants issued during the three and nine months ended or outstanding as at September 30, 2011 and 2010.

(c) Income Per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Net income from operations applicable to common shareholders	$8,392	$6,736	$9,214	$46,620

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	64,568	63,670	64,146	62,832
Weighted average number of shares issued during the period	86	61	260	618

Weighted average number of shares used in computing basic income per share	64,654	63,731	64,406	63,450
Assumed exercise of stock options, net of shares assumed	3,102	2,923	3,704	3,047

Weighted average number of shares used in computing diluted income per share	67,756	66,654	68,110	66,497

(d) Shareholders’ Equity

The following summarizes the movement of Shareholders’ Equity for the nine months ended September 30, 2011:

Balance as at December 31, 2010	$158,458
Issuance of common shares for stock options exercised	5,635
Net income	9,214
Adjustment to other equity for employee stock options granted	7,178
Adjustment to other equity for non-employee stock options granted	2,374
Adjustment to capital stock for stock options exercised	2,235
Adjustment to other equity for stock options exercised	(2,235)
Adjustments to accumulated other comprehensive income to record unrealized hedging loss	(800)
Adjustments to accumulated other comprehensive income to record the realization of hedging gains upon settlement	(953)
Adjustments to accumulated other comprehensive income to record the amortization of actuarial loss on defined benefit plan	161
Adjustments to accumulated other comprehensive income to record an unrealized decline in the market value of the preferred stock of another business venture	(488)
Tax effect of movement in accumulated other comprehensive income	488

Balance as at September 30, 2011	$181,267

15. Segmented Information

The Company has seven reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; and other. The IMAX systems segment designs, manufactures, sells or leases IMAX theater projection system equipment. The theater system maintenance segment maintains IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment provides IMAX theater projection system equipment to an exhibitor in exchange for a share of the box-office and concession revenues. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.” The other segment includes certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2010 Form 10-K.

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

In the third quarter of 2011, based on the guidance of ASC Topic 280, “Segment Reporting” (“ASC 280”), the Company identified a change in reportable segments. The theater operations segment which operates certain IMAX theaters has been consolidated into the other segment as it no longer meets the quantitative threshold requirements of ASC 280 for separate disclosure. Prior year comparatives have been restated to conform to the current reportable segment presentation.

Transactions between the film production and IMAX DMR segment and the film post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.

Transactions between the other segments are not significant.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenue(1)
IMAX systems	$20,649	$14,846	$63,378	$43,128
Theater system maintenance	6,348	5,274	18,270	15,342
Joint revenue sharing arrangements	9,995	6,484	22,382	33,914
Films
Production and IMAX DMR	18,600	12,377	38,280	50,369
Distribution	4,965	7,137	12,857	14,279
Post-production	3,023	1,529	5,686	6,447
Other	3,908	3,422	9,027	15,971

Total	$67,488	$51,069	$169,880	$179,450

Gross margins
IMAX systems(2)	$13,294	$9,239	$36,469	$23,658
Theater system maintenance	1,944	2,502	6,912	6,862
Joint revenue sharing arrangements(2)	6,733	4,031	13,792	27,343
Films
Production and IMAX DMR(2)	12,015	7,632	21,235	33,956
Distribution(2)	1,418	2,788	2,531	4,249
Post-production	808	55	2,804	2,946
Other	226	(318)	(357)	2,255

Total	$36,438	$25,929	$83,386	$101,269

(1)	For the three and nine months ended September 30, 2011, the Company’s two largest customers collectively represent 11.8% and 11.5%, respectively, of total revenues (2010 — 13.6% and 18.5%, respectively).

(2)	IMAX systems include commission costs of $0.6 million and $1.4 million for the three and nine months ended September 30, 2011, respectively (2010 — $0.4 million and $1.0 million, respectively). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $1.3 million and $3.6 million for the three and nine months ended September 30, 2011, respectively (2010 — $1.1 million and $2.4 million, respectively). Production and DMR segment margins include marketing costs of $0.7 million and $1.9 million for the three and nine months ended September 30, 2011, respectively (2010 — $0.6 million and $1.4 million, respectively). Distribution segment margins include marketing costs of $0.1 million and $1.7 million for the three and nine months ended September 30, 2011, respectively (2010 — less than $0.1 million and $0.3 million, respectively).

	September 30,	December 31,
	2011	2010
Assets
IMAX systems	$135,543	$119,708
Theater system maintenance	14,563	13,548
Joint revenue sharing arrangements	107,840	81,376
Films
Production and IMAX DMR	15,796	17,229
Distribution	4,100	5,313
Post-production	3,735	2,877
Other	2,957	2,367
Corporate and other non-segment specific assets	89,844	106,670

Total	$374,378	$349,088

Geographic Information

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenue
Canada	$5,857	$1,093	$11,484	$3,864
United States	39,502	34,923	101,222	128,804
Russia and the CIS	1,646	513	10,649	4,139
Western Europe	4,637	2,197	11,112	10,134
Rest of Europe	950	237	3,591	799
Asia (excluding Greater China)	4,503	2,971	10,376	11,626
Greater China	5,678	7,799	14,340	12,233
Mexico	485	497	1,143	2,232
Rest of the World	4,230	839	5,963	5,619

Total	$67,488	$51,069	$169,880	$179,450

No single country in the Rest of the World, Western Europe, Rest of Europe or Asia (excluding Greater China) classifications comprises more than 5% of the total revenue.

16. Employees Pension and Postretirement Benefits

(a) Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan (the “SERP”) covering Richard L. Gelfond, Chief Executive Officer (“CEO”) of the Company and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at September 30, 2011, the benefits of Mr. Gelfond were 100% vested. Upon a termination for cause, prior to a change of control, the executive shall forfeit any and all benefits to which such executive may have been entitled, whether or not vested.

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

The amounts accrued for the SERP are determined as follows:

	As at	As at
	September 30,	December 31,
	2011	2010
Obligation, beginning of period	$18,108	$29,862
Service cost	—	448
Interest cost	209	351
Benefits paid	—	(15,199)
Actuarial loss	—	2,646

Obligation, end of period and unfunded status	$18,317	$18,108

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$—	$112	$—	$336
Interest cost	69	88	209	263
Amortization of actuarial loss	53	—	161	—
Realized actuarial gain on partial settlement of pension liability	—	(385)	—	(385)

Pension expense	$122	$(185)	$370	$214

The accumulated benefit obligation for the SERP was $18.3 million at September 30, 2011 (December 31, 2010 - $18.1 million).

The following amounts were included in accumulated other comprehensive income (“AOCI”) and will be recognized as components of net periodic benefit cost in future periods:

	As at	As at
	September 30,	December 31,
	2011	2010
Unrecognized actuarial loss	$2,079	$2,239

No contributions are expected to be made for the SERP during 2011. The Company expects amortization of actuarial losses of $0.1 million to be recognized as a component of net periodic benefit cost during the remainder of 2011.

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2011 (three months remaining)	$—
2012	—
2013	18,813
2014	—
2015	—
Thereafter	—

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

(b) Defined Contribution Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and nine months ended September 30, 2011, the Company contributed and expensed an aggregate of $0.2 million and $0.7 million, respectively (2010 — $0.2 million and $0.7 million, respectively), to its Canadian plan and an aggregate of less than $0.1 million and $0.1 million, respectively (2010 — less than $0.1 million and $0.2 million, respectively), to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c) Postretirement Benefits

The Company has an unfunded postretirement plan covering Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at September 30, 2011 is $0.5 million (December 31, 2010 — $0.5 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and nine months ended September 30, 2011, respectively (2010 — less than $0.1 million and less than $0.1 million, respectively).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2011 (three months remaining)	$13
2012	15
2013	31
2014	34
2015	38
Thereafter	362

$493

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

(b) Fair Value Measurements

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at September 30, 2011		As at December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Borrowings under Credit Facility	$(39,583)	$(39,583)	$(17,500)	$(17,500)
Net financed sales receivable	$61,873	$59,619	$43,620	$43,615
Net investment in sales-type leases	$19,451	$20,877	$29,981	$32,613
Available-for-sale investment	$1,012	$1,012	$1,500	$1,500
Foreign exchange contracts — designated forwards	$(1,089)	$(1,089)	$664	$664
Foreign exchange contracts — non-designated forwards	$(3,788)	$(3,788)	$1,249	$1,249

The carrying value of borrowings under the Credit Facility approximates fair value as the interest rates offered under the Credit Facility are close to September 30, 2011 and December 31, 2010 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2011 and December 31, 2010, respectively.

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2011 and December 31, 2010, respectively.

The fair value of the Company’s available-for-sale investment is determined using more recent securities with similar characteristics, the present value of expected cash flows based on projected earnings and other information readily available from the business venture (Level 3 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2011 and December 31, 2010, respectively.

The fair value of foreign currency derivatives are determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2011 and December 31, 2010, respectively. These identical instruments are traded on a closed exchange.

The table below sets forth a summary of changes in the fair value of the Company’s available-for-sale investment measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period:

Available For Sale Investments
Beginning balance, January 1, 2011	$1,500
Transfers into/out of Level 3	—
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(488)
Purchases, issuances, sales and settlements	—

Ending balance, September 30, 2011	$1,012

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

(c) Financing Receivables

The Company’s net investment in leases and its net financed sales receivables are subject to the disclosure requirements of the FASB ASC 310 “Receivables”. Due to differing risk profiles of its net investment in leases and its financed sales receivables, the Company views its net investment in leases and its financed sale receivables as separate classes of financing receivables. The Company does not aggregate financing receivables to assess impairment.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator as at September 30, 2011:

	Minimum Lease Payments	Financed Sales Receivables	Total
In good standing	$16,420	$46,029	$62,449
Pre-approved transactions	1,636	15,477	17,113
Transactions suspended	3,944	433	4,377

	$22,000	$61,939	$83,939

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

The Company’s investment in financing receivables on nonaccrual status as at September 30, 2011 is as follows:

	Recorded Investment	Related Allowance
Net investment in leases	$4,223	$(2,432)
Net financed sales receivables	2,666	(66)

Total	$6,889	$(2,498)

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

The Company’s aged financing receivables as at September 30, 2011 are as follows:

	Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$15	$364	$1,872	$2,251	$19,749	$22,000	$(2,549)	$19,451
Net financed sales receivables	808	753	763	2,324	59,615	61,939	(66)	61,873

Total	$823	$1,117	$2,635	$4,575	$79,364	$83,939	$(2,615)	$81,324

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income as at September 30, 2011 is as follows:

	Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$57	$73	$628	$758	$3,431	$(117)	$4,072
Net financed sales receivables	211	362	477	1,050	14,838	—	15,888

Total	$268	$435	$1,105	$1,808	$18,269	$(117)	$19,960

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

	Impaired Financing Receivables For the Three Months Ended September 30, 2011
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	225	208	(66)	227	—

Total recorded investment in impaired loans:

Net financed sales receivables	$225	$208	$(66)	$227	$—

	Impaired Financing Receivables For the Nine Months Ended September 30, 2011
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	225	208	(66)	235	—

Total recorded investment in impaired loans:

Net financed sales receivables	$225	$208	$(66)	$235	$—

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables is as follows:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Net Investment	Net Financed	Net Investment	Net Financed
	in Leases	Sales Receivables	in Leases	Sales Receivables
Allowance for credit losses:

Beginning balance	$2,592	$66	$4,838	$66
Charge-offs	(363)	—	(2,808)	—
Provision	320	—	519	—

Ending balance	$2,549	$66	$2,549	$66

Ending balance: individually evaluated for impairment	$2,549	$66	$2,549	$66

Financing receivables:

Ending balance: individually evaluated for impairment	$22,000	$61,939	$22,000	$61,939

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

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at September 30, 2011 (the “Foreign Currency Hedges”), with settlement dates throughout 2012. In addition, at September 30, 2011, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered Foreign Currency Hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income (“OCI”) and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statement of operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value foreign exchange contracts as at:

	September 30,	December 31,
	2011	2010
Derivatives designated as hedging instruments:
Foreign exchange contracts - Forwards	$26,297	$12,671

Derivatives not designated as hedging instruments:
Foreign exchange contracts - Forwards	88,777	28,842

	$115,074	$41,513

Fair value of derivatives in foreign exchange contracts as at:

	Balance Sheet Location	September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets (Accrued liabilities)	$(1,089)	$664

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets (Accrued liabilities)	(3,788)	1,249

		$(4,877)	$1,913

Derivatives in Foreign Currency Hedging relationships for the:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Foreign exchange contracts - Forwards	Derivative Gain (Loss) Recognized in OCI (Effective Portion)	$(1,151)	$463	$(800)	$284

		$(1,151)	$463	$(800)	$284

	Location of Derivative Gain
	(Loss) Reclassified from
	AOCI into Income	Three Months Ended September 30,		Nine Months Ended September 30,
	(Effective Portion)	2011	2010	2011	2010
Foreign exchange contracts - Forwards	Selling, general and administrative expenses	$229	$(60)	$953	$482

		$229	$(60)	$953	$482

Non Designated Derivatives in Foreign Currency relationships for:

	Location of Derivative Gain	Three Months Ended September 30,		Nine Months Ended September 30,
	(Loss)	2011	2010	2011	2010
Foreign exchange contracts - Forwards	Selling, general and administrative expenses	$(3,893)	$959	$(3,172)	$781

		$(3,893)	$959	$(3,172)	$781

(e) Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 and the FASB ASC 320, as appropriate. As at September 30, 2011, the equity method of accounting is being utilized for an investment with a carrying value of $3.6 million (December 31, 2010 — $1.6 million). For the three months ended September 30, 2011, gross revenues, cost of revenue and net loss for the investment were $0.7 million, $2.7 million and $4.3 million, respectively (2010 — $nil, $nil and $nil, respectively). For the nine months ended September 30, 2011, gross revenues, cost of revenue and net loss for the investment were $1.2 million, $6.5 million and $12.9 million, respectively (2010 — $nil, $nil and $nil, respectively). The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. The difference between the Company’s investment balance and the amount of underlying equity in net assets owned by the Company amounts to $1.7 million and relates to goodwill. In addition, during 2010, the Company made an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under the FASB ASC 320 and is recorded at its fair value of $1.0 million at September 30, 2011 (December 31, 2010 — $1.5 million). This investment is classified as an available-for-sale investment. The total carrying value of investments in new business ventures at September 30, 2011 is $4.6 million (December 31, 2010 — $3.1 million) and is recorded in Other Assets.

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

The Company believes the IMAX theater network is the most extensive premium theater network in the world with 583 IMAX theaters (464 commercial, 119 institutional) operating in 48 countries as at September 30, 2011. This compares to 470 IMAX theaters (348 commercial, 122 institutional) operating in 45 countries as at September 30, 2010.

Important factors that the Company’s Chief Executive Officer (“CEO”) Richard L. Gelfond uses in assessing the Company’s business and prospects include revenue, gross margins from the Company’s operating segments, the signing and financial performance of theater system arrangements (particularly its joint revenue sharing arrangements), film performance, installations, earnings from operations as adjusted for unusual items that the Company views as non-recurring, the success of strategic initiatives such as the securing of new film projects (particularly IMAX DMR films), the continuing ability to invest in and improve the Company’s technology to enhance its differentiation of presentation versus other cinematic experiences and the viability of new businesses, the overall execution, reliability and consumer acceptance of The IMAX Experience and related technologies and short- and long-term cash flow projections.

In September 2011, the Company announced the appointment of Mr. Jiande Chen to the newly created position of Chief Executive Officer of IMAX (Shanghai) Multimedia Technology Co., Ltd (“IMAX China”), a wholly-owned foreign subsidiary of the Company established earlier this year to further expand the Company’s presence in what is currently its second-largest and fastest-growing market.

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

Sales Backlog and Theater Network

The Company’s sales backlog fluctuates in both number of systems and dollar value from quarter to quarter depending on the signing of new theater system arrangements, which adds to backlog, and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated theater. Sales backlog includes initial fees along with the estimated present value of contractual ongoing fees due over the lease term, but excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that may be received in the future. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, operating leases, letters of intent or long-term conditional theater commitments.

The Company’s theater signings are as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011			2010			2011			2010
	Number of Systems		Dollar Value (in millions)	Number of Systems		Dollar Value (in millions)	Number of Systems		Dollar Value (in millions)	Number of Systems		Dollar Value (in millions)
Full new sales and sale-type lease arrangements	10	(1)	$13.4	51	(1)	$54.1	46	(2)	$58.1	90	(2)	$105.6
Joint revenue sharing arrangements	18	(3)	7.9	30	(3)	n/a	120	(4)	7.9	67	(4)	n/a

Total arrangements for new theaters	28		21.3	81		54.1	166		66.0	157		105.6

Digital upgrades under sales and sale-type lease arrangements	2	(5)	1.7	19	(5)	7.4	17	(6)	9.5	41	(6)	17.9

	30		$23.0	100		$61.5	183		$75.5	198		$123.5

(1)	Includes nil installation and 10 in backlog as at September 30, 2011 (2010 – nil and 51, respectively).
(2)	Includes 7 installations and 39 in backlog as at September 30, 2011 (2010 – 8 and 82, respectively).
(3)	Includes nil installations and 18 in backlog as at September 30, 2011 (2010 – nil and 30, respectively).
(4)	Includes 14 installations and 106 in backlog as at September 30, 2011 (2010 – 5 and 62, respectively).
(5)	Includes nil installations and 2 in backlog as at September 30, 2011 (2010 – nil and 19, respectively).
(6)	Includes 8 installations and 9 in backlog as at September 30, 2011 (2010 – 21 and 20, respectively).

The Company’s sales backlog is as follows:

	September 30, 2011			September 30, 2010
	Number of Systems		Dollar Value (in thousands)	Number of Systems		Dollar Value (in thousands)
Sales and sale-type lease arrangements	147	(1)	$186,340	175	(1)	$203,116
Joint revenue sharing arrangements	148		17,604	82		—

	295		$203,944	257		$203,116

(1)	Includes 10 upgrades from film-based IMAX theater systems to IMAX digital theater systems as at September 30, 2011 (2010 – 20).

Certain theater systems under joint revenue sharing arrangements carry a backlog value based on contracted upfront payments with no value assigned to future performance payments. All other theater systems under joint revenue sharing arrangements carry no assigned backlog value. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.

The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as at September 30:

	2011				2010
	Theater Network Base		Backlog		Theater Network Base		Backlog
Flat Screen (2D)	27		—		32		—
Dome Screen (2D)	62		—		66		—
IMAX 3D Dome (3D)	5		—		4		—
IMAX 3D GT (3D)	68	(1)	1		85	(2)	1
IMAX 3D SR (3D)	28	(1)	1		44	(2)	2
IMAX MPX (3D)	7	(1)	3		20	(2)	4
IMAX Digital (3D)	386	(1)	290	(3)	219	(2)	250	(3)

Total	583		295		470		257

(1)	During the nine months ended September 30, 2011, the Company upgraded 32 film-based IMAX theater systems to IMAX digital theater systems (all sales arrangements).
(2)	During the nine months ended September 30, 2010, the Company upgraded 25 film-based IMAX theater systems to IMAX digital theater systems (23 sales arrangements and 2 joint revenue sharing arrangements).
(3)	Includes 148 and 82 theater systems as at September 30, 2011 and 2010, respectively, under joint revenue sharing arrangements.

The following table outlines the breakdown of the theater network by type and geographic location as at September 30:

	2011 Theater Network Base					2010 Theater Network Base
	Commercial		Commercial			Commercial		Commercial
	Multiplex		Destination	Institutional	Total	Multiplex		Destination	Institutional	Total
United States	249		10	63	322	197		8	66	271
Canada	22		2	7	31	13		2	7	22
Mexico	7		—	10	17	8		—	11	19
Russia & the CIS	21		—	—	21	8		—	—	8
Western Europe	36		7	10	53	26		7	9	42
Rest of Europe	12		—	—	12	12		—	—	12
Japan	12		2	6	20	5		2	7	14
Greater China (1)	40		—	18	58	16		—	14	30
Rest of World	42		2	5	49	44		—	8	52

Total	441	(2)	23	119	583	329	(2)	19	122	470

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Includes 218 and 144 theater systems in operation as at September 30, 2011 and 2010, respectively, under joint revenue sharing arrangements.

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

The Company considers the following significant estimates, assumptions and judgments to have the most significant effect on its results:

Revenue Recognition

The Company generates revenue from various sources as follows:

•

design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 48 countries as at September 30, 2011;

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

Multiple Element Arrangements

The Company’s revenue arrangements with certain customers may involve multiple elements consisting of a theater system (projector, sound system, screen system and, if applicable, 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation, and projectionist training; a license to use of the IMAX brand; 3D glasses; maintenance and extended warranty services; and licensing of films. The Company evaluates all elements in an arrangement to determine what are considered typical deliverables for accounting purposes and which of the deliverables represent separate units of accounting based on the applicable accounting guidance in the Leases Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”); the Guarantees Topic of the FASB ASC; the Entertainment – Films Topic of FASB ASC; and the Revenue Recognition Topic of the FASB ASC. If separate units of accounting are either required under the relevant accounting standards or determined to be applicable under the Revenue Recognition Topic, the total consideration received or receivable in the arrangement is allocated based on the applicable guidance in the above noted standards.

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

For joint revenue sharing arrangements, where the Company receives a portion of a theater’s box-office and concession revenues, in exchange for placing a theater system at the theater operator’s venue, revenue is recognized when box-office and concession revenues are reported by the theater operator, provided collectibility is reasonably assured. In addition, for certain joint revenue sharing arrangements where the Company also receives an initial payment, such payment is recognized as revenue on a straight-line basis over the term of the arrangement.

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

Other

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

Deferred Tax Asset Valuation

As at September 30, 2011, the Company had net deferred income tax assets of $51.9 million. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operating results, projected future operating results, reversing temporary differences, contracted sales backlog at September 30, 2011, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies.

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

Non-GAAP Financial Measures

In this report, the Company presents adjusted net income and adjusted net income per diluted share as supplemental measures of performance of the Company, which are not recognized under U.S. GAAP. The Company presents adjusted net income and adjusted net income per diluted share because it believes that they are important supplemental measures of its comparable controllable operating performance and it wants to ensure that its investors fully understand the impact of its variable share-based compensation, provision for arbitration award and deferred taxes on its net income. The Company presents gross margin from its joint revenue sharing arrangements segment excluding initial launch costs because it believes that it is an important supplemental measure used by management to evaluate ongoing joint revenue sharing arrangement theater performance. Management uses these measures to review operating performance on a comparable basis from period to period. However, these non-GAAP measures may not be comparable to similarly titled amounts reported by other companies. Adjusted net income and adjusted net income per diluted share should be considered in addition to, and not as a substitute for, net income and other measures of financial performance reported in accordance with U.S. GAAP.

RESULTS OF OPERATIONS

As identified in note 15 to the accompanying condensed consolidated financial statements in Item 1, the Company has seven reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; and other. The IMAX systems segment designs, manufactures, sells or leases IMAX theater projection system equipment. The theater system maintenance segment maintains IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment installs IMAX theater projection system equipment to an exhibitor in exchange for a certain percentage of box-office and concession revenue. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The other segment includes certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2010 Form 10-K.

The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations have been organized and discussed with respect to the above stated segments. Management feels that a discussion and analysis based on its segments is significantly more relevant as the Company’s condensed consolidated statements of operations captions combine results from several segments.

Three Months Ended September 30, 2011 Versus Three Months Ended September 30, 2010

The Company reported net income of $8.4 million or $0.13 per basic share and $0.12 per diluted share for the third quarter of 2011, as compared to net income of $6.7 million or $0.11 per basic share and $0.10 per diluted share for the third quarter of 2010. Net income for the quarter includes a $2.0 million recovery or $0.03 per diluted share (2010 – charge of $3.1 million or $0.05 per diluted share) for variable share-based compensation primarily due to the decrease in the Company’s stock price during the quarter (from $32.49 per share to $14.48 per share) offset by a deferred tax provision of $4.6 million ($0.07 per diluted share). Adjusted net income, which consists of net income excluding the impact of variable share-based compensation and the deferred tax provision was $11.0 million or $0.16 per diluted share in the third quarter of 2011 as compared to adjusted net income of $9.8 million or $0.15 per diluted share for the third quarter of 2010. Reported and adjusted net income for the quarter was negatively impacted by a $4.1 million charge or $0.06 per diluted share due to a foreign exchange loss related to the Canadian dollar. The Company actively hedges against currency risks for cash flow budgeting purposes, especially related to movement in the Canadian dollar, given its large operation in Canada, and related operating expenses that are transacted in Canadian dollars. Since quarter-end the Canadian dollar has strengthened versus the U.S. dollar. Assuming current levels hold through the fourth quarter, the Company would anticipate recording an approximate $3.4 million gain from foreign exchange in the fourth quarter of 2011. A reconciliation of net income, the most directly comparable U.S. GAAP measure, to adjusted net income and adjusted net income per diluted share is presented in the table below:

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported	$8,392	$0.12	$6,736	$0.10
Adjustments:
Variable stock compensation	(1,994)	(0.03)	3,066	0.05
Deferred tax provision	4,577	0.07	—	—

Adjusted	$10,975	$0.16	$9,802	$0.15

Weighted average diluted shares outstanding		67,756		66,654

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
IMAX Systems
Sales and sales-type leases(1)	$17,593	$12,344	$10,329	$6,885
Ongoing rent, fees, and finance income(2)	3,056	2,502	2,965	2,354

	20,649	14,846	13,294	9,239

Theater System Maintenance	6,348	5,274	1,944	2,502

Joint Revenue Sharing Arrangements	9,995	6,484	6,733	4,031

Film
Production and IMAX DMR	18,600	12,377	12,015	7,632
Distribution	4,965	7,137	1,418	2,788
Post-production	3,023	1,529	808	55

	26,588	21,043	14,241	10,475

Other	3,908	3,422	226	(318)

	$67,488	$51,069	$36,438	$25,929

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the third quarter of 2011 increased by 32.2% to $67.5 million from $51.1 million in the same period last year due in large part to increases in revenue from the IMAX systems, film and joint revenue sharing arrangement segments. The gross margin across all segments in the third quarter of 2011 was $36.4 million, or 54.0% of total revenue, compared to $25.9 million, or 50.8% of total revenue in the third quarter of 2010.

IMAX Systems

IMAX systems revenue increased 39.1% to $20.6 million in the third quarter of 2011 as compared to $14.8 million in the third quarter of 2010, resulting primarily from the installation of 4 more full theater systems (excluding digital upgrades) under sales or sales-type leases, as compared to the prior year comparative period.

Revenue from sales and sales-type leases increased 42.5% to $17.6 million in the third quarter of 2011 from $12.3 million in the third quarter of 2010. The Company recognized revenue on 11 full, new theater systems which qualified as either sales or sales-type leases in the third quarter of 2011, with a total value of $14.3 million, as compared to 7 in the third quarter of 2010 with a total value of $9.6 million. The Company also recognized revenue on 4 digital upgrades in the third quarter of 2011, with a total value of $2.2 million, as compared to 3 in the third quarter of 2010 with a total value of $2.2 million. Digital upgrades have lower sales prices and gross margin than full theater system installations. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers.

Average revenue per full, new sales and sales-type lease system was $1.3 million for the three months ended September 30, 2011, as compared to $1.4 million for the three months ended September 30, 2010. Average revenue per digital upgrade was $0.6 million for the three months ended September 30, 2011, as compared to $0.7 million experienced during the three months ended September 30, 2010. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangement (see discussion below) installations by theater system configuration for the third quarter of 2011 and 2010 is outlined in the table below.

	Three Months
	Ended September 30,
	2011		2010
Sales and Sales-type lease systems - installed and recognized
IMAX 3D GT	—		—
IMAX digital	15	(1)	10	(2)

	15		10

Joint revenue sharing arrangements - installed and operating
IMAX digital	14		19	(2)

	29		29

(1)	Includes the digital upgrade of 4 systems (all sales arrangements) from film-based to digital.
(2)	Includes the digital upgrade of 4 systems (3 sales arrangements and 1 system under a joint revenue sharing arrangement) from film-based to digital.

Settlement revenue was $1.1 million for the three months ended September 30, 2011 as compared to $0.4 million for the three months ended September 30, 2010.

IMAX theater systems gross margin from full, new sales and sale-type leases, excluding the impact of settlements and asset impairment charges was 66.6% in the third quarter of 2011 in comparison to 64.1% in the third quarter of 2010. The gross margin on digital upgrades, excluding the impact of settlements and asset impairment charges, was $0.8 million in the third quarter of 2011 in comparison to $1.2 million, which is a reflection of the particular systems upgraded and the costs associated with such upgrades in the respective period.

Ongoing rent revenue and finance income was $3.1 million in the third quarter of 2011 compared to $2.5 million in the third quarter of 2010. Gross margin for ongoing rent and finance income in the third quarter of 2011 increased to $3.0 million from $2.4 million in the third quarter of 2010. Contingent fees included in this caption amounted to $0.7 million and $0.5 million in the three months ended September 30, 2011 and 2010, respectively.

Theater System Maintenance

Theater system maintenance revenue increased 20.4% to $6.3 million during the third quarter of 2011 as compared to $5.3 million in the third quarter of 2010. Theater system maintenance gross margin decreased $0.6 million to $1.9 million in the third quarter of 2011 as compared to $2.5 million in the prior year comparative period due to an increase in costs including preventative maintenance incurred in the period. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins can vary depending on the mix of theater system configurations in the theater network and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenue from joint revenue sharing arrangements increased 54.1% to $10.0 million in the third quarter of 2011 compared to $6.5 million in the third quarter of 2010. The Company ended the third quarter with 218 theaters operating under joint revenue sharing arrangements as compared to 144 theaters at the end of the third quarter of 2010. The increase in revenues from joint revenue sharing arrangements was due to stronger film performance and the increase in the number of theaters in the IMAX theater network. During the quarter, the Company installed 14 full, new theaters under joint revenue sharing arrangements, as compared to 18 full, new theaters during the prior year quarter.

The gross margin from joint revenue sharing arrangements in the third quarter of 2011 increased to $6.7 million compared to $4.0 million in the third quarter of 2010. Included in the calculation of third quarter gross margin were certain advertising, marketing and selling expenses of $1.3 million, as compared to $1.1 million incurred in the prior year period. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses from both periods, was $8.0 million in the third quarter of 2011, compared to $5.1 million in the third quarter of 2010. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

	Three Months Ended September 30,
	2011	2010
Gross margin from joint revenue sharing arrangements	$6,733	$4,031
Add:
Advertising, marketing and selling expenses	1,303	1,110

Adjusted gross margin from joint revenue sharing arrangements	$8,036	$5,141

Film

Revenues from the Company’s film segments increased 26.4% to $26.6 million in the third quarter of 2011 from $21.0 million in the third quarter of 2010. Film production and IMAX DMR revenues increased 50.3% to $18.6 million in the third quarter of 2011 from $12.4 million in the third quarter of 2010. The increase in film production and IMAX DMR revenues was primarily as a result of higher gross box office generated by the films released to the IMAX network in the quarter. Gross box office generated by IMAX DMR films increased 52.7% to $149.3 million for the third quarter of 2011 from $97.8 million for the third quarter of 2010. Gross box office per screen for the three months ended September 30, 2011 averaged $356,200 in comparison to $320,000 in the comparable period last year. In the third quarter of 2011, gross box office was generated primarily by the release of 6 films (listed below), as compared to 9 films released during the third quarter of 2010:

Three Months Ended September 30, 2011 — Films Released	Three Months Ended September 30, 2010 — Films Released
Transformers: Dark of the Moon: An IMAX 3D Experience	Avatar: An IMAX 3D Experience
Harry Potter and the Deathly Hallows Part II: An IMAX 3D Experience	Shrek Forever After: An IMAX 3D Experience
Final Destination 5: An IMAX 3D Experience	Prince of Persia: The Sands of Time: The IMAX Experience
Cowboys & Aliens : The IMAX Experience	Toy Story 3: An IMAX 3D Experience
Sector 7: An IMAX 3D Experience	The Twilight Saga: Eclipse: The IMAX Experience
Contagion: The IMAX Experience	Inception: The IMAX Experience
Resident Evil: Afterlife: An IMAX 3D Experience Legends of the Guardian: The Owls of Ga’Hoole: An IMAX 3D Experience
Aftershock: The IMAX 3D Experience

Film distribution revenues decreased to $5.0 million in the third quarter of 2011 from $7.1 million in the third quarter of 2010 due to lower revenues from the licensing of films in ancillary markets. The Company did not release any new, original titles in the third quarter of 2011 and 2010, respectively.

Film post-production revenues increased to $3.0 million in the third quarter of 2011 from $1.5 million in the third quarter of 2010 due primarily to an increase in third party business.

The Company’s gross margin from its film segments increased in the third quarter of 2011 to $14.2 million from $10.5 million in the third quarter of 2010. Film production and IMAX DMR gross margin increased to $12.0 million in the third quarter of 2011 from $7.6 million in the third quarter of 2010 primarily due to the increase in gross box office experienced in the third quarter of 2011, as compared to the third quarter of 2010. The film distribution gross margin decreased in the third quarter of 2011 to $1.4 million from $2.8 million in the third quarter of 2010. During the third quarter of 2011, the gross margin from post-production was $0.8 million as compared to $0.1 million in the third quarter of 2010.

Other

Other revenue increased to $3.9 million in the third quarter of 2011 compared to $3.4 million in the same period in 2010. Other revenue primarily includes revenue generated from the Company’s theater operations, camera and rental business, after market sales of projection system parts and 3D glasses.

The gross margin from other revenue increased to $0.2 million in the third quarter of 2011 from a loss of $0.3 million in the third quarter of 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $19.4 million in the third quarter of 2011 as compared to $16.1 million in the third quarter of 2010. The $3.3 million increase experienced from the prior year comparative period was largely the result of the following:

•

a year-over-year $5.2 million increase due to foreign exchange. During the third quarter of 2011, the Company recorded a foreign exchange loss of $4.1 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts, as compared to a gain of $1.1 million in the prior year comparative period. The Company actively hedges against currency risks for cash flow budgeting purposes, especially related to movement in the Canadian dollar, given its large operation in Canada, and related operating expenses that are transacted in Canadian dollars. Since quarter-end the Canadian dollar has strengthened versus the U.S. dollar. Assuming current levels hold through the fourth quarter, the Company would anticipate recording an approximate $3.4 million gain from foreign exchange in the fourth quarter of 2011. See note 10(b) of the accompanying condensed consolidated financial statements in Item 1 for more information; and

•

a $2.2 million increase in staff-related and compensation costs, including an increase in salaries and benefits of $1.6 million resulting from increased staffing and normal merit increases, and an increase of $0.6 million in travel and entertainment costs.

These increases were offset by:

•	a decrease of $3.6 million in the Company’s stock-based compensation expense (including a decrease of $5.0 million for variable share-based awards); and

•	a $0.5 million decrease in other general corporate expenditures.

Research and Development

Research and development expenses increased to $2.0 million in the third quarter of 2011 compared to $1.5 million in the third of 2010. The increased research and development expenses for the three months ended September 30, 2011 compared to the prior year period are primarily attributable to ongoing enhancements to the Company’s digital projection technology to assure that the Company continues to provide the highest quality, premiere movie going experience available to consumers. Subsequent to quarter-end the Company announced the completion of a deal in which it secured certain exclusive license rights to a portfolio of intellectual property in the digital cinema field owned by Eastman Kodak Company which will support the Company’s efforts to deliver the highest-quality digital content available to the largest IMAX film-based screens.

Receivable Provisions, Net of Recoveries

Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.4 million and a provision of $0.1 million in the third quarter of 2011 and 2010, respectively.

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

Interest Income and Expense

Interest income decreased to less than $0.1 million in the third quarter of 2011 as compared to $0.1 million in the third quarter of 2010.

Interest expense was $0.4 million in the third quarter of 2011 which was consistent with the $0.4 million experienced in the third quarter of 2010. Included in interest expense is the amortization of deferred finance costs of less than $0.1 million in the third quarter of 2011 and $0.1 million in the third quarter of 2010. The Company’s policy is to defer and amortize, over the life of the debt instrument, all the costs relating to debt financing which are paid directly to the debt provider.

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

There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings. As at September 30, 2011, the Company had a gross deferred income tax asset of $59.8 million, against which the Company is carrying a $7.9 million valuation allowance. The Company recorded an income tax provision of $5.2 million for the three months ended September 30, 2011, of which a provision of $0.1 million is related to an increase in unrecognized tax benefits. For the three months ended September 30, 2010, the Company recorded an income tax provision of $1.2 million, of which $0.1 million was related to an increase in unrecognized tax benefits.

The Company anticipates utilizing the majority of its currently available tax attributes over the next two years.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 Investments – Equity Method and Joint ventures (“ASC 323”). At September 30, 2011, the equity method of accounting is being utilized for an investment with a carrying value of $3.6 million (December 31, 2010 - $1.6 million). For the three months ended September 30, 2011, gross revenues, cost of revenue and net loss for the investment were $0.7 million, $2.7 million and $4.3 million, respectively (2010 — $nil, $nil, and $nil, respectively). The Company has recorded its proportionate share of the net loss which amounted to $0.4 million for the third quarter of 2011 compared to $nil in the third quarter of 2010.

Nine Months Ended September 30, 2011 Versus Nine Months Ended September 30, 2010

The Company reported net income of $9.2 million or $0.14 per basic and diluted share for the nine months ended September 30, 2011, as compared to net income of $46.6 million or $0.73 per basic share and $0.70 per diluted share for the nine months ended September 30, 2010. The nine months ended September 30, 2010 included the record-breaking performance of the film Avatar: An IMAX 3D Experience. Net income for the nine months ended September 30, 2011 includes a $1.2 million pre-tax charge or $0.02 per diluted share (2010 – $6.9 million or $0.11 per diluted share) for variable share-based compensation expense during the nine months ended September 30, 2011, a one-time $2.1 million pre-tax charge ($0.03 per diluted share) due to an arbitration award arising from an arbitration proceeding brought against the Company in connection with a discontinued subsidiary and a deferred tax provision of $5.7 million ($0.08 per diluted share). Adjusted net income, which consists of net income excluding the impact of the variable share-based compensation expense, the charge for the arbitration award and the deferred tax provision was $18.1 million or $0.27 per diluted share in the nine months ended September 30, 2011, as compared to adjusted net income of $53.5 million or $0.81 per diluted share for the nine months ended September 30, 2010. Reported and adjusted net income for the nine months ended September 30, 2011 was negatively impacted by a $4.1 million charge or $0.06 per diluted share due to a foreign exchange loss related to the Canadian dollar, which was experienced in the third quarter of the year. The Company actively hedges against currency risks for cash flow budgeting purposes, especially related to movement in the Canadian dollar, given its large operation in Canada, and related operating expenses that are transacted in Canadian dollars. Since quarter-end the Canadian dollar has strengthened versus the U.S. dollar. Assuming current levels hold through the fourth quarter, the Company would anticipate recording an approximate $3.4 million gain from foreign exchange in the fourth quarter of 2011. A reconciliation of net income, the most directly comparable U.S. GAAP measure, to adjusted net income and adjusted net income per diluted share is presented in the table below:

	Nine Months		Nine Months
	Ended September 30, 2011		Ended September 30, 2010
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net income	$9,214	$0.14	$46,620	$0.70
Add:
Variable stock compensation	1,166	0.02	6,914	0.11
Deferred tax provision	5,681	0.08	—	—
Provision for arbitration award	2,055	0.03	—	—

Adjusted net income	$18,116	$0.27	$53,534	$0.81

Weighted average diluted shares outstanding		68,110		66,497

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
IMAX Systems
Sales and sales-type leases(1)	$54,758	$35,303	$28,163	$16,165
Ongoing rent, fees, and finance income(2)	8,620	7,825	8,306	7,493

	63,378	43,128	36,469	23,658

Theater System Maintenance	18,270	15,342	6,912	6,862

Joint Revenue Sharing Arrangements	22,382	33,914	13,792	27,343

Film
Production and IMAX DMR	38,280	50,369	21,235	33,956
Distribution	12,857	14,279	2,531	4,249
Post-production	5,686	6,447	2,804	2,946

	56,823	71,095	26,570	41,151

Other	9,027	15,971	(357)	2,255

	$169,880	$179,450	$83,386	$101,269

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the nine months ended September 30, 2011 decreased by 5.3% to $169.9 million from $179.5 million in the same period last year due in large part to decreases in revenue from the Company’s film and joint revenue sharing arrangement segments partially offset by higher revenue from the IMAX systems segment. The nine months ended September 30, 2010 included the record-breaking performance of the film Avatar: An IMAX 3D Experience. The gross margin across all segments in the nine months ended September 30, 2011 was $83.4 million, or 49.1% of total revenue, compared to $101.3 million, or 56.4% of total revenue in the nine months ended September 30, 2010.

IMAX Systems

IMAX systems revenue increased 47.0% to $63.4 million in the nine months ended September 30, 2011 as compared to $43.1 million in the nine months ended September 30, 2010, resulting primarily from the installation of 17 more full theater systems (excluding digital upgrades) under sales and sales-type leases in 2011 as compared to the prior year comparative period.

Revenue from sales and sales-type leases increased 55.1% to $54.8 million in the nine months ended September 30, 2011 from $35.3 million in the nine months ended September 30, 2010. The Company recognized revenue on 33 full, new theater systems which qualified as either sales or sales-type leases in the nine months ended September 30, 2011, with a total value of $41.7 million, versus 16 in the nine months ended September 30, 2010 with a total value of $23.7 million. Additionally, the Company recognized revenue on 24 digital upgrades in the nine months ended September 30, 2011, with a total value of $10.5 million, as compared to 23 digital upgrades in the nine months ended September 30, 2010, with a total value of $9.8 million. Digital upgrades have lower sales prices and gross margin than a full theater installation. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers. There was one used system installed in the nine months ended September 30, 2011 with a value of $1.2 million, as compared to one used system with a value of $0.9 million recognized in the nine months ended September 30, 2010.

Average revenue per full, new sales and sales-type lease systems was $1.3 million for the nine months ended September 30, 2011, as compared to $1.5 million for the nine months ended September 30, 2010. Average revenue per digital upgrade was $0.4 million for the nine months ended September 30, 2011, which is consistent with the $0.4 million experienced in the nine months ended September 30, 2010. The breakdown in mix of sales and sales-type lease, joint revenue sharing arrangements (see discussion below) and operating lease installations by theater system configuration for the nine months ended September 30, 2011 and 2010 is outlined in the table below.

	Nine Months
	Ended September 30,
	2011		2010
Sales and Sales-type lease systems - installed and recognized
IMAX 3D GT	1		1
IMAX Dome	—		1
IMAX 3D SR	—		1
IMAX digital	57	(1)	37	(3)

	58		40
IMAX digital - installed and deferred	8	(2)	—

	66		40
Joint revenue sharing arrangements - installed and operating
IMAX digital	47		29	(3)

	113		69

(1)	Includes the digital upgrade of 24 systems (all sales arrangements) from film-based to digital.
(2)	Includes the digital upgrade of 8 systems (all sales arrangements) from film-based to digital.
(3)	Includes the digital upgrade of 25 systems (23 sales arrangements and 2 systems under joint revenue sharing arrangements) from film-based to digital.

As noted in the table above, 8 theater systems under a digital upgrade sales arrangement were installed but revenue recognition was deferred in the nine months ended September 30, 2011. The arrangement contained provisions providing the customer with standard digital upgrades, which were installed, and a number of as-of-yet undeveloped upgrades. The Company’s policy is such that once the fair value for the undeveloped upgrade is established, the Company allocates total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a relative fair value basis and recognizes the revenue allocated to the delivered elements with their associated costs. If the arrangement is materially modified in the future such that contract consideration becomes fixed, the arrangement in its entirety would be subject to the provisions of the amended ASC 605-25 and the Company would be required to develop, absent an established selling price or third party evidence of the selling price for the undeveloped specified upgrade, a best estimated selling price for the undeveloped specified upgrade, allocate the arrangement’s consideration on a relative selling price allocation basis, and recognize revenue on the delivered elements based on that allocation. In the nine months ended September 30, 2010, the Company did not defer any recognitions.

Settlement revenue was $1.3 million for the nine months ended September 30, 2011, as compared to $0.4 million in the nine months ended September 30, 2010. The amount recognized in the nine months ended September 30, 2011 primarily relates to a consensual buyout for one uninstalled theater system.

IMAX theater systems margin from full, new sales and sale-type leases, excluding the impact of settlements and asset impairment charges, was 65.7% in the nine months ended September 30, 2011, as compared to 63.9% in the nine months ended September 30, 2010. The gross margin on digital upgrades was $2.0 million in the nine months ended September 30, 2011, in comparison with $2.5 million in the nine months ended September 30, 2010. There was one used system installed during the nine months ended September 30, 2011 with a margin of $0.1 million, which is consistent with the one used system installed and recognized in the comparable period last year.

Ongoing rent revenue and finance income increased to $8.6 million in the nine months ended September 30, 2011 from $7.8 million in the nine months ended September 30, 2010. Gross margin for ongoing rent and finance income increased to $8.3 million in the nine months ended September 30, 2011 from $7.5 million in the nine months ended September 30, 2010.

Contingent fees included in this caption amounted to $2.0 million and $1.8 million in the nine months ended September 30, 2011 and 2010, respectively.

Theater System Maintenance

Theater system maintenance revenue increased 19.1% to $18.3 million during the nine months ended September 30, 2011 as compared to $15.3 million in the nine months ended September 30, 2010. Theater system maintenance gross margin was $6.9 million in the nine months ended September 30, 2011 which is consistent with the $6.9 million experienced in the nine months ended September 30, 2010 due to an increase in costs including preventative maintenance incurred in the period. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows.

Joint Revenue Sharing Arrangements

Revenue from joint revenue sharing arrangements decreased to $22.4 million in the nine months ended September 30, 2011 compared to $33.9 million in the nine months ended September 30, 2010. The Company ended the nine month period with 218 theaters under joint revenue sharing arrangements in operation, as compared to 144 theaters in operation at September 30, 2010. The decrease in revenues from joint revenue sharing arrangements was primarily due to the lower per-screen gross box office realized from the films released to joint revenue sharing theaters during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, which included the record-breaking performance of Avatar: An IMAX 3D Experience, which contributed approximately $13.7 million in revenue from joint revenue sharing arrangements, offset slightly by the greater number of theaters operating. During the nine months ended September 30, 2011, the Company installed 47 full, new theaters under joint revenue sharing arrangements, as compared to 27 new theaters during the prior year comparative period.

The gross margin from joint revenue sharing arrangements in the nine months ended September 30, 2011 decreased to $13.8 million from $27.3 million in the nine months ended September 30, 2010. The variance was due to lower revenues and higher advertising, marketing and selling expenses experienced in the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, which included the record-breaking performance of Avatar: An IMAX 3D Experience. Included in the calculation of gross margin in the first nine months of 2011 were certain advertising, marketing and selling expenses of $3.6 million, as compared to $2.4 million for such expenses in the prior year comparative period. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses from both periods, was $17.4 million in the nine months ended September 30, 2011, compared to $29.8 million in the nine months ended September 30, 2010. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

	Nine Months Ended September 30,
	2011	2010
Gross margin from joint revenue sharing arrangements	$13,792	$27,343
Add:
Advertising, marketing and selling expenses	3,555	2,412

Adjusted gross margin from joint revenue sharing arrangements	$17,347	$29,755

Film

The Company’s revenues from its film segments decreased 20.1% to $56.8 million in the nine months ended September 30, 2011 from $71.1 million in the nine months ended September 30, 2010. Film production and IMAX DMR revenues decreased 24.0% to $38.3 million in the nine months ended September 30, 2011 from $50.4 million in the nine months ended September 30, 2010. The decrease in film production and IMAX DMR revenues was due primarily to lower gross box office and particularly the lack of event type films released during the period compared with the record breaking performance of Avatar: An IMAX 3D Experience during the nine months ended September 30, 2010, which contributed $186.7 million in IMAX gross box office and $17.6 million in DMR revenue. Gross box office generated by IMAX DMR films decreased to $319.3 million for the nine months ended September 30, 2011 from $444.0 million for the nine months ended September 30, 2010, a 28.1% decrease year-over-year. Gross box office per screen for the nine months ended September 30, 2011 averaged $857,400, in comparison to $1,530,000 in the comparable period last year. In 2011, gross box office was generated from the release of 20 films to IMAX theaters (listed below), as compared to 12 films released during the nine months ended September 30, 2010:

Nine Months Ended September 30, 2011 – Films Released	Nine Months Ended September 30, 2010 – Films Released
TRON: Legacy: An IMAX 3D Experience	Avatar: An IMAX 3D Experience
The Green Hornet: An IMAX 3D Experience	Alice in Wonderland: An IMAX 3D Experience
Tangled: An IMAX 3D Experience	How to Train Your Dragon: An IMAX 3D Experience
Sanctum: An IMAX 3D Experience	Iron Man 2: The IMAX Experience
I Am Number Four: The IMAX Experience	Shrek Forever After: An IMAX 3D Experience
Mars Needs Moms: An IMAX 3D Experience	Prince of Persia: The Sands of Time: The IMAX Experience

Sucker Punch: The IMAX Experience

Fast Five: The IMAX Experience

Thor: An IMAX 3D Experience

Pirates of the Caribbean: On Stranger Tides: An IMAX 3D Experience

The Founding of a Party: The IMAX Experience

Kung Fu Panda 2: An IMAX 3D Experience

Super 8: The IMAX Experience

Cars 2: An IMAX 3D Experience

Transformers: Dark of the Moon: An IMAX 3D Experience

Harry Potter and the Deathly Hallows Part II: An IMAX 3D Experience

Final Destination 5: An IMAX 3D Experience

Cowboys & Aliens : The IMAX Experience

Sector 7: An IMAX 3D Experience

Contagion: The IMAX Experience

Toy Story 3: An IMAX 3D Experience

The Twilight Saga: Eclipse: The IMAX Experience

Inception: The IMAX Experience

Resident Evil: Afterlife: An IMAX 3D Experience

Legends of the Guardian: The Owls of Ga’Hoole: An IMAX 3D Experience

Aftershock: The IMAX Experience

Film distribution revenues decreased 10.0% to $12.9 million in the nine months ended September 30, 2011 from $14.3 million in the nine months ended September 30, 2010 primarily due to lower revenues from the distribution of library films in ancillary markets. Film post-production revenues decreased to $5.7 million in the nine months ended September 30, 2011 from $6.4 million in the nine months ended September 30, 2010, primarily due to a decrease in third party business.

The Company’s gross margin from its film segments decreased 35.4% in the nine months ended September 30, 2011 to $26.6 million from $41.2 million in the nine months ended September 30, 2010. Film production and IMAX DMR gross margins decreased to $21.2 million from $34.0 million in the nine months ended September 30, 2010, largely due to a decrease in IMAX DMR revenue. The film distribution margin of $2.5 million in the nine months ended September 30, 2011 was $1.7 million lower than the $4.2 million experienced in the nine months ended September 30, 2010. The film post-production gross margin of $2.8 million for the nine months ended September 30, 2011 was consistent with the level experienced in the prior year comparative period.

Other

Other revenue decreased to $9.0 million in the nine months ended September 30, 2011, compared to $16.0 million in the same period in 2010, largely due to a decrease in revenue from theater operations. This decrease was attributable to a decrease in average ticket prices and attendance over the first nine months of 2010, primarily as a result of the record breaking performance of Avatar: An IMAX 3D Experience in the first nine months of 2010 and comparatively weaker film performance in 2011. Other revenue primarily includes revenue generated from the Company’s theater operations, camera and rental business, after market sales of projection system parts and 3D glasses.

The gross margin on other revenue was $2.6 million lower in the nine months ended September 30, 2011 as compared to 2010. In particular, the theater operations margin decreased $2.7 million to a loss of $1.2 million in the nine months ended September 30, 2011, as compared to a margin of $1.5 million in the nine months ended September 30, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $55.8 million in the nine months ended September 30, 2011, as compared to $46.7 million in 2010. This $9.1 million increase experienced from the prior year comparative period was largely the result of the following:

•

a $4.1 million increase in staff-related costs and compensation costs including (i) an increase in salaries and benefits of $3.0 million, including a higher average Canadian dollar denominated salary expense, increased staffing and normal merit increases, partially offset by lower pension plan costs, and (ii) a $1.1 million increase in travel and entertainment costs commensurate with business activity;

•

a $3.8 million increase due to foreign exchange. During the nine months ended September 30, 2011, the Company recorded a foreign exchange loss of $3.4 million due to the impact of a decrease in exchange rates on foreign currency denominated working capital balances and unmatured and un-hedged foreign currency forward contracts, as compared to a gain of $0.4 million recorded in the nine months ended September 30, 2010. The Company actively hedges against currency risks for cash flow budgeting purposes, especially related to movement in the Canadian dollar, given its large operation in Canada, and related operating expenses that are transacted in Canadian dollars. Since quarter-end the Canadian dollar has strengthened versus the U.S. dollar. Assuming current levels hold through the fourth quarter, the Company would anticipate recording an approximate $3.4 million gain from foreign exchange in the fourth quarter of 2011. See note 10(b) of the accompanying condensed consolidated financial statements in Item 1 for more information; and

•	a $1.9 million increase in legal, professional and other general corporate expenditures.

These increases were offset by:

•	a $0.7 million decrease in the Company’s stock-based compensation (including a decrease of $5.8 million for variable share-based awards).

Provision for Arbitration Award

During the nine months ended September 30, 2011, the Company recorded a provision of $2.1 million regarding an award issued in connection with an arbitration proceeding brought against the Company, relating to agreements entered into in 1994 and 1995 by its former Ridefilm subsidiary, whose business the Company discontinued through a sale to a third party in March 2001. The Company is seeking to have the award vacated. See note 9(c) to the condensed consolidated financial statements for more information on this matter.

Research and Development

Research and development expenses increased to $6.0 million in the nine months ended September 30, 2011 compared to $4.0 million in the nine months ended September 30, 2010. The increased research and development expenses for the nine months ended September 30, 2011 compared to the prior year period are primarily attributable to ongoing enhancements to the Company’s digital projection technology to assure that the Company continues to provide the highest quality, premiere movie going experience available to consumers. Subsequent to quarter-end the Company announced the completion of a deal in which it secured certain exclusive license rights to a portfolio of intellectual property in the digital cinema field owned by Eastman Kodak Company which will support the Company’s efforts to deliver the highest-quality digital content available to the largest IMAX film-based screens.

Receivable Provisions, Net of Recoveries

Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.8 million in the nine months ended September 30, 2011 as compared to $0.4 million in the nine months ended September 30, 2010.

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

Interest Income and Expense

Interest income decreased to less than $0.1 million in the nine months ended September 30, 2011, as compared to $0.4 million in the nine months ended September 30, 2010. The decrease was largely due to interest recorded during the first nine months of 2010 related to tax refunds.

Interest expense decreased to $1.4 million in the nine months ended September 30, 2011, as compared to $1.6 million in the nine months ended September 30, 2010. Included in interest expense is the amortization of deferred finance costs in the amount of $0.3 million in the nine months ended September 30, 2011 and $0.3 million, which is consistent with the prior year comparative period. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Income Taxes

There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings. The Company recorded an income tax provision of $6.5 million for the nine months ended September 30, 2011, of which a provision of $0.1 million is related to an increase in unrecognized tax benefits. For the nine months ended September 30, 2010, the Company recorded an income tax provision of $0.8 million, of which $0.1 million was related to an increase in unrecognized tax benefits.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. At September 30, 2011, the equity method of accounting is being utilized for an investment with a carrying value of $3.6 million (December 31, 2010 - $1.6 million). For the nine months ended September 30, 2011, gross revenues, cost of revenue and net loss for the investment were $1.2 million, $6.5 million and $12.9 million, respectively (2010 — $nil, $nil, and $nil, respectively). The Company recorded its proportionate share of the net loss which amounted to $1.3 million for the nine months ended September 30, 2011 compared to $nil in the prior year comparative period.

Outlook

While the Company expects overall revenues for 2011 to be consistent with those of 2010, the Company’s revenues in 2011 to date have been adversely impacted by the lower gross box office generated by the films released to IMAX theaters in the nine months ended September 30, 2011 and, in particular, the lack of event films such as the record breaking performance of Avatar: An IMAX 3D Experience, released in 2009-2010. However, the Company continues to experience significant network growth, driven in large part by the record number of theater signings the Company achieved in 2010, which has continued into the first nine months of 2011, with the Company entering into arrangements for a total of 183 theater systems (166 new theater systems and 17 digital upgrades) in 2011 to date, as compared to 198 theaters systems (157 new theater systems and 41 digital upgrades) in the prior year comparative period.

The Company installed 81 new IMAX theater systems, not including digital upgrades, in the first nine months of 2011. At September 30, 2011, this reflected an increase of 24.0% for the overall IMAX theater network and 34.0% for the IMAX commercial multiplex theater network, as compared to September 30, 2010. Of the theater system arrangements in backlog as at September 30, 2011, the Company currently estimates that approximately 49-59 theater systems (excluding digital upgrades) will be installed during the fourth quarter of 2011. As a result, by the end of 2011, the Company’s total theater network is expected to have increased by approximately 23.0% over the prior year end and its commercial multiplex theater network by approximately 32.7% over the prior year end, as the majority of the new 2011 systems are to be installed in commercial settings. In addition, each year the Company installs a number of systems that are signed in that same calendar year. The Company cautions that theater system installations slip from period to period in the course of the Company’s business and such slippages remain a recurring and unpredictable part of its business.

The Company’s pace of overall IMAX theater system signings has continued at a very robust level in the first nine months of 2011, consistent with the prior year period. The Company signed deals for 183 theater systems during the first nine months of 2011, as compared to 198 IMAX theater signings for the first nine months of 2010. The Company believes that this overall high level in IMAX theater system signings will result in a larger IMAX theater network and, ultimately, should position the Company to generate increased revenue over the longer term. A substantial portion of the recent commercial theater network growth has come from theaters under joint revenue sharing arrangements in the United States and, increasingly, in certain international markets. Revenue sharing arrangements allow the Company to capitalize on its theater network growth by providing the Company with higher recurring revenue than under most sales or sales-type lease arrangements. The Company believes that the strategy of increasing the number of IMAX theaters under joint revenue sharing arrangements has driven profitability in recent years and the Company believes that it will continue to drive profitability in the future. The retirement of a significant portion of the Company’s debt during 2009 and increased cash flows from operations during 2009 and 2010 has allowed the Company the financial flexibility to fund the expansion of its joint revenue sharing strategy. To date, the Company has signed joint revenue sharing arrangements for 366 theater systems, including the Company’s 75-theater joint revenue sharing arrangement signed with Wanda Cinema Line Corporation, China’s top-grossing cinema chain, in March 2011. Furthermore, on July 15, 2011, the Company and American-Multi Cinemas, Inc. (“AMC”) announced an expansion of the companies’ joint revenue sharing arrangement to include the installation of 10 additional IMAX theaters in the United States expected to be open by the end of 2012. This brings the total number of digital projection systems contracted for under the Company’s agreement with AMC to 125, with 108 currently in operation. In addition, on July 14, 2011, the Company and Regal Entertainment Group (“Regal”) announced an additional 9 IMAX theaters to be installed in the United States, bringing the total number of digital projection systems under the joint revenue sharing arrangement between the parties to 64, with 45 currently in operation. In the second quarter of 2011, the Company and Southern Theatres, LLC announced a 4 theater joint revenue sharing agreement, with all 4 theaters operational at September 30, 2011. On July 6, 2011, the Company and ZON Lusomundo Cinemas announced a joint revenue sharing agreement to install 3 new IMAX digital theater systems in Portugal, marking the first IMAX theaters to open in Portugal. In September 2011, the Company and CJ CGV HOLDINGS, LTD, a subsidiary of Korean media conglomerate CJ CGV Co. Ltd. (“CJ CGV Co. Ltd”), announced the addition of 15 new IMAX digital theatre systems in the People’s Republic of China to its existing joint revenue sharing arrangement for 15 theaters. The Company cautions that as an increasing portion of its revenues are derived from theaters under joint revenue sharing arrangements, it is increasingly subject to the success or failure of its IMAX DMR film slate. Of the 366 joint revenues sharing theaters signed, 218 have been installed as at September 30, 2011.

In recent years, the number of IMAX DMR films released to the IMAX theater network has also increased. The increased number of IMAX DMR films allows for greater diversification, thereby minimizing the impact of an individual film’s performance. In addition, the increased number of titles with shorter release windows can mean a greater opportunity to capitalize on the early weeks of a movie’s release, when over half of a given title’s gross box office is typically generated. The increased number of films also permits the Company to select a diverse mix of titles to maximize the network’s box office potential. To date, the Company has signed contracts for 25 IMAX DMR films to be exhibited throughout the IMAX theater network in 2011, as compared to 15 IMAX DMR titles in 2010 and 12 IMAX DMR titles in 2009. The Company remains in active discussions with every major Hollywood studio regarding future titles. However, the Company cautions that films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and type of IMAX DMR and IMAX original films released to the IMAX theater network. The Company intends to continue to try and achieve the optimal film slate, with the appropriate number of mix and titles.

During the nine months ended September 30, 2011, the Company’s DMR revenue decreased 24.0% over the prior year period owing to the lower box office performance of IMAX DMR films exhibited and, in particular, the lack of event film titles such as Avatar: An IMAX 3D Experience in 2010, which broke numerous box office records. In the first nine months of 2010, there were 9 films that recorded gross domestic box office of over $200.0 million, 8 of which were released to the IMAX network. By contrast, there have been only 5 films in the first nine months of 2011 that have recorded gross domestic box office of over $200.0 million of which 4 were released to the IMAX network. IMAX DMR films released to IMAX theaters during the period, however, continued to significantly outperform lower-cost formats on a per screen basis.

The Company believes that its international expansion is an important driver of future growth for the Company. On March 24, 2011, the Company announced a 75-theater joint revenue sharing agreement with Wanda Cinema Line Corporation (“Wanda”). This agreement with Wanda, which represents IMAX’s first full revenue-sharing arrangement in China and its largest single international partnership to date, brings the total number of IMAX theaters open or in backlog in Greater China to 196. Under the terms of the new partnership, IMAX will install its digital technology in 25 to 30 of the exhibitor’s multiplex locations this year, with the remaining theaters to be rolled out in 2012, 2013 and 2014. On March 29, 2011, the Company and Cinema Park, an exhibition chain owned by Russia’s largest media holding company, Profmedia, announced a sale agreement to install 8 digital IMAX theater systems (in addition to a previous deal for 10 systems in 2010). These theater systems are scheduled to be installed in various parts of Russia in 2012 and 2013. In addition, on March 30, 2011, the Company and PVR Cinemas, India’s leading cinema brand and operator of the country’s top-performing multiplexes, announced an agreement to install 4 digital IMAX theater systems in key locations throughout India. On July 6, 2011, the Company and ZON Lusomundo Cinemas announced a joint revenue sharing agreement to install 3 new IMAX digital theater systems in Portugal, marking the first IMAX theaters to open in Portugal. The first theater is expected to open by end of 2011, with the remaining 2 theaters slated to open before the end of 2012. In September 2011, the Company and CJ CGV Co. Ltd announced the expansion of their March 2010 joint revenue sharing arrangement from 15 digital theaters to 30 digital theaters.

For the first nine months of 2011, 48.6% of the Company’s gross box office from DMR films was generated from IMAX theaters in international markets, as compared to 41.1% in the first nine months of 2010. In the first nine months of 2011, 131 of the Company’s 183 theater signings were for theaters in international markets. During the remainder of 2011, the Company intends to continue to expand its international presence, including by expanding its number of theaters under international joint revenue sharing arrangements.

To support its growth in international markets, the Company has begun, and expects to continue, to evaluate DMR opportunities in international markets. In July 2010, the first IMAX DMR title outside of North America, Aftershock: The IMAX Experience, was released across IMAX theaters in China, other parts of Asia and key North American markets pursuant to an agreement between the Company and Huayi Bros. Media Corporation Ltd., China’s largest media group. On August 30, 2010, the Company announced that internationally acclaimed director John Woo and producer Terence Chang’s next film, the action epic Flying Tigers, is intended to be released to select IMAX theaters. In June 2011, The Founding of a Party: The IMAX Experience was released to IMAX theaters in China. The Company is similarly committed to maximizing the productivity of its international theaters through international-only releases. The IMAX DMR film, Prince of Persia: Sands of Time: The IMAX Experience, produced by Dreamworks SKG, was the first international-only release to IMAX theaters in May 2010. The second international-only release, Tangled: An IMAX 3D Experience, was released by the Walt Disney Company to IMAX theaters in select Asian markets beginning in February 2011. In addition, in June 2011, Kung Fu Panda 2: An IMAX 3D Experience, produced by Dreamworks SKG, was an international-only release to IMAX theaters. In August 2011, Cowboys & Aliens: The IMAX Experience was released by Dreamworks SKG and Paramount in international IMAX theaters day-and-date. In addition, Sector 7: An IMAX 3D Experience was released by CJ Entertainment to IMAX theaters in August 2011 in select Asian markets and in December 2011, Flying Swords of Dragon Gate: An IMAX 3D Experience will be released by the China Film Group to IMAX theaters in select Asian Markets. The Company anticipates announcing additional international-only releases to IMAX theaters in the future. Finally, in order to further strengthen the Company’s film slate internationally, the Company has recently announced certain IMAX early releases. For instance, TRON: Legacy: An IMAX 3D Experience was released to IMAX theaters in France by Walt Disney Pictures four days prior to its wide release in that country. The Company and its studio partners also employed this IMAX early release strategy with Harry Potter and the Deathly Hallows: Part I: The IMAX Experience, produced by Warner Bros. Pictures, in France in November, with TRON: Legacy: An IMAX 3D Experience, produced by the Walt Disney Company, in Russia in December, with I Am Number Four: The IMAX Experience, produced by Warner Bros. Pictures, in Mexico in February and with Mission: Impossible – Ghost Protocol: The IMAX Experience, produced by Paramount, in domestic markets in December 2011. The Company anticipates announcing additional IMAX early releases in the future.

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

In addition to the 19 DMR films that have already been released to the IMAX theater network in the nine months ended September 30, 2011, 6 additional DMR films are scheduled to be released to its theater network during the remaining three months of 2011:

•	Real Steel: The IMAX Experience (DreamWorks, Disney, October 2011);

•	Puss in Boots: An IMAX 3D Experience (Dreamworks Animation, Paramount, November 2011);

•	Happy Feet 2: An IMAX 3D Experience (Warner Bros, November 2011);

•	Flying Swords of Dragon Gate: An IMAX 3D Experience (Bona Film Group, December 2011);

•	Mission: Impossible – Ghost Protocol: The IMAX Experience (Paramount, December 2011); and

•	The Adventures of Tintin: The Secret of the Unicorn: An IMAX 3D Experience (Paramount, December 2011).

In addition, the Company, in conjunction with WB, released the original film Born to Be Wild 3D: An IMAX 3D Experience to its network in April 2011.

To date, the Company has announced the following 10 titles to be released in 2012 to its theater network:

•	Underworld: Awakening: An IMAX 3D Experience (Sony Pictures Entertainment, January 2012);

•	Lorax: An IMAX 3D Experience (Universal Pictures, Mar 2012);

•	John Carter: An IMAX 3D Experience (Walt Disney Studios, March 2012);

•	Wrath of the Titans: An IMAX 3D Experience (Warner Bros, Mar 2012);

•	Dark Shadows: An IMAX 3D Experience (Warner Bros, May 2012);

•	Men in Black III: An IMAX 3D Experience (Sony Pictures Entertainment, May 2012);

•	The Amazing Spider-Man: An IMAX 3D Experience (Sony Pictures Entertainment, July 2012);

•	The Dark Knight Rises: The IMAX Experience (Warner Bros, July 2012);

•	Gravity: An IMAX 3D Experience (Warner Bros, November 2012); and

•	The Hobbit: An Unexpected Journey: An IMAX 3D Experience (Warner Bros, December 2012).

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

In addition, on October 17, 2011, the Company announced the completion of a deal in which it secured certain exclusive license rights to a portfolio of intellectual property in the digital cinema field owned by Eastman Kodak Company. The transaction involves rights to technology related to laser projection that IMAX believes will enable it to deliver the highest-quality digital content available to the largest IMAX film-based screens, as well as rights in the digital cinema field to a broader range of Kodak technology.

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

The Company’s indebtedness under the Credit Facility includes the following:

	September 30,	December 31,
	2011	2010
Term Loan (under the Prior Credit Facility)	$—	$17,500
Revolving Credit Facility	39,583	—

	$39,583	$17,500

As at September 30, 2011, the Company’s current borrowing capacity under the revolving asset-based portion of the Credit Facility was $34.4 million after deduction for letters of credit of $3.0 million, settlement loss foreign currency contracts of $4.9 million and the minimum Excess Availability reserve of $5.0 million (December 31, 2010 – $40.0 million) and borrowing capacity under the revolving term portion of the Credit Facility was $20.4 million.

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

The Company borrowed $29.6 million from the revolving term loan portion of the Credit Facility to repay $15.0 million in outstanding indebtedness under the revolving portion of the Prior Credit Facility and $14.6 million in outstanding indebtedness under the term loan portion of the Prior Credit Facility. The Company subsequently borrowed another $10.0 million under the revolving term loan portion of the Credit Facility. Under the Prior Credit Facility, the effective interest rate for the three and nine months ended September 30, 2011 for the term loan portion was n/a and 4.04%, respectively (2010 – 4.11% and 4.05%, respectively) and n/a and 2.97%, respectively for the revolving portion (2010 – n/a and 3.56%, respectively).

The revolving asset-based portion of the Credit Facility bears interest, at the Company’s option, at (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. The revolving term loan portion of the Credit Facility also bears interest at the Company’s option, at (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. Under the Credit Facility, the effective interest rate for the three and nine months ended September

30, 2011 for the revolving term loan portion was 2.69% and 2.59%, respectively (2010 – n/a). There was no amount drawn on the revolving asset-based portion of the Credit Facility.

The Credit Facility provides that the Company will be required to maintain a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1. The Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0. At all times under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. The ratio of funded debt to EBITDA was 0.55:1 as at September 30, 2011, where Funded Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $39.6 million. EBITDA is calculated as follows:

EBITDA per Credit Facility:

	For the	For the
	3 months ended	12 months ended
(In thousands of U.S. Dollars)	September 30, 2011	September 30, 2011(1)
Net income	$8,392	$63,373
Add (subtract):
Loss from equity accounted investments	439	1,805
Provision for (recovery of) income taxes	5,179	(47,272)
Interest expense, net of interest income	418	1,680
Depreciation and amortization, including film asset amortization	5,795	22,617
Write-downs net of recoveries including asset impairments and receivable provisions	471	2,410
Stock and other non-cash compensation	651	27,674

	$21,345	$72,287

(1)	Ratio of funded debt calculated using twelve months ended EBITDA

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

Letters of Credit and Other Commitments

As at September 30, 2011, the Company has letters of credit and advance payment guarantees of $3.0 million outstanding (December 31, 2010 — $nil), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at September 30, 2011, the Company had letters of credit and advance payment guarantees outstanding of $1.2 million under the Bank of Montreal Facility as compared to $2.4 million as at December 31, 2010.

Cash and Cash Equivalents

As at September 30, 2011, the Company’s principal sources of liquidity included cash and cash equivalents of $18.8 million, the Credit Facility, anticipated collection from trade accounts receivable of $40.2 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $12.3 million, payments expected in the next 12 months on existing backlog deals. As at September 30, 2011, the Company had drawn down $nil on the revolving asset-based portion of the Credit Facility, and had letters of credit and advance payment guarantees of $3.0 outstanding under the Credit Facility and $1.2 million under the Bank of Montreal Facility.

During the nine months ended September 30, 2011, the Company’s operations used cash of $6.4 million and the Company used cash of $26.8 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements and to purchase property, plant, and equipment. Based on management’s current operating plan for 2011, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements and DMR agreements with studios. Cash flows from joint revenue sharing arrangements are derived from the theater box office and concession revenues and the Company invested directly in the roll out of 47 new theater systems under joint revenue sharing arrangements during the nine months ended September 30, 2011.

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

Cash used by operating activities amounted to $6.4 million for the nine months ended September 30, 2011. Changes in other non-cash operating assets as compared to December 31, 2010 include: an increase of $8.5 million in financing receivables; an increase of $1.2 million in accounts receivable; an increase of $5.3 million in inventories; an increase of $1.5 million in prepaid expenses, which primarily relates to an increase in prepaid benefits and film distribution expenses; and an increase of $0.5 million in other assets which includes a $1.2 million decrease in insurance recoveries receivable and a $1.7 million increase in other assets. Changes in other operating liabilities as compared to December 31, 2010 include: an increase in deferred revenue of $6.2 million related to backlog payments received in the current period, offset by amounts relieved from deferred revenue related to theater system installations; a decrease in accounts payable of $6.4 million; and a decrease of $31.0 million in accrued liabilities including payments of $23.7 million for variable stock-based compensation expense.

Included in accrued liabilities at September 30, 2011 was $18.3 million in respect of accrued pension obligations.

Investing Activities

Net cash used in investing activities amounted to $32.4 million in the nine months ended September 30, 2011, which includes an investment in joint revenue sharing equipment of $22.4 million, purchases of $4.4 million in property, plant and equipment, an additional investment in business ventures of $1.6 million and an increase in other intangible assets of $4.0 million.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2011 amounted to $27.4 million due to an increase in net bank indebtedness of $22.1 million and proceeds from the issuance of common shares from stock option exercises of $5.6 million, offset by a $0.3 million in payment of fees relating to the Credit Facility amendment.

Capital Expenditures

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, and investments in film assets were $35.7 million for the nine months ended September 30, 2011 as compared to $18.1 million for the nine months ended September 30, 2010.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
	Total
(In thousands of U.S. Dollars)	Obligations	2011	2012	2013	2014	2015	Thereafter
Pension obligations (1)	$18,813	$—	$—	$18,813	$—	$—	$—
Credit Facility(2)	39,583	—	—	—	—	39,583	—
Operating lease obligations (3)	14,556	2,047	6,224	2,705	1,238	510	1,832
Purchase obligations (4)	11,157	11,132	25	—	—	—	—
Postretirement benefits obligations	493	13	15	31	34	38	362
Capital lease obligations (5)	45	5	21	19	—	—	—

	$84,647	$13,197	$6,285	$21,568	$1,272	$40,131	$2,194

(1)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment at the beginning of 2013 upon retirement at the end of the current term of his employment agreement, although Mr. Gelfond has not informed the Company that he intends to retire at that time.
(2)	Interest on the Credit Facility is payable monthly in arrears based on the applicable variable rate and is not included above.
(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s properties in New York and Santa Monica, and at the various owned and operated theaters.
(4)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
(5)	The Company’s total minimum annual payments to be made under capital leases, mostly consisting of payments for IT hardware and various other fixed assets.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan (the “SERP”) covering Messrs. Gelfond and Wechsler. As at September 30, 2011, the Company had an unfunded and accrued projected benefit obligation of approximately $18.3 million (December 31, 2010 — $18.1 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate. During 2010, the Company obtained $3.2 million representing the cash surrender value of Mr. Gelfond’s policy and obtained $4.6 million representing the cash surrender value of Mr. Wechsler’s policy. These amounts were used to pay down the term loan under the Credit Facility and fund part of the $14.7 million lump sum payment made to Mr. Wechsler on August 1, 2010 under the SERP, which settled in full Mr. Wechsler’s entitlement under the SERP. At September 30, 2011, the cash surrender value of these policies was $nil.

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

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at September 30, 2011, the Company had an unfunded benefit obligation of $0.5 million (December 31, 2010 — $0.5 million).

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

For the three and nine months ended September 30, 2011, the Company recorded a foreign exchange loss of $4.1 million and loss of $3.5 million, respectively, as compared with a foreign exchange gain of $1.1 million and $0.5 million at September 30, 2010, respectively, associated with the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies with settlement dates throughout 2012. In addition, at September 30, 2011, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered foreign currency hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The notional value of these contracts at September 30, 2011 was $26.3 million (December 31, 2010 — $12.7 million). A loss of $1.2 million and a loss of $0.8 million was recorded to Other Comprehensive Income with respect to the appreciation in the value of these contracts in the three and nine months ended September 30, 2011, respectively (2010 — gain of $0.5 million and gain of $0.3 million, respectively). A gain of $0.2 million and gain of $1.0 million for the three and nine months ended September 30, 2011, respectively (2010 — loss of less than $0.1 million and gain of $0.5 million, respectively) was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses. The notional value of forward contracts that do not qualify for hedge accounting at September 30, 2011 was $88.8 million (December 31, 2010 — $28.8 million).

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At September 30, 2011, the Company’s net investment in leases and working capital items denominated in Canadian dollar and Euros aggregated to $1.0 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2011, the potential change in the fair value of foreign currency-denominated net investment in leases and working capital items would be $0.1 million. A significant portion of the Company’s selling, general, and administrative expenses are denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at September 30, 2011, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at September 30, 2011, the Company borrowings under the Credit Facility were $39.6 million (December 31, 2010 — $17.5 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in LIBOR. The Company had variable rate debt instruments representing approximately 20.5% and 9.2% of its total liabilities as at September 30, 2011 and December 31, 2010, respectively. If interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately less than $0.1 million for the quarter ended September 30, 2011. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate debt and cash balances at September 30, 2011.

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

The Company’s management, with the participation of its CEO and its Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at September 30, 2011 and has concluded that, as at the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See note 9 to the interim condensed consolidated financial statements for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item	6. Exhibits

Exhibit No.	Description

10.38	Summary of Employment Arrangement, effective October 3, 2011 between IMAX Corporation and Mark Welton.

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated October 27, 2011, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated October 27, 2011, by Joseph Sparacio.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated October 27, 2011, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated October 27, 2011, by Joseph Sparacio.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION

Date: October 27, 2011	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: October 27, 2011	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)