Form 10-K
period 2011-12-31
IMAX CORP
filed 2012-02-24
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on June 30, 2011 was $1,788.9 million (55,160,370 common shares times $32.43).

As of January 31, 2012, there were 65,324,925 common shares of the registrant outstanding.

Document Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed within 120 days of the close of IMAX Corporation’s fiscal year ended December 31, 2011, with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and the annual meeting of the stockholders of the registrant (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K to the extent described therein.

IMAX CORPORATION

December 31, 2011

IMAX CORPORATION

EXCHANGE RATE DATA

Unless otherwise indicated, all dollar amounts in this document are expressed in United States (“U.S.”) dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Bank of Canada (the “Noon Buying Rate”). Such rates quoted are the number of U.S. dollars per one Canadian dollar and are the inverse of rates quoted by the Bank of Canada for Canadian dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 2011 was U.S. $0.9833.

	Years Ended December 31,
	2011	2010	2009	2008	2007
Exchange rate at end of period	0.9833	1.0054	0.9555	0.8170	1.0120
Average exchange rate during period	1.0151	0.9709	0.8757	0.9381	0.9425
High exchange rate during period	1.0583	1.0054	0.9716	1.0291	1.0908
Low exchange rate during period	0.9430	0.9278	0.7692	0.7710	0.8437

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this annual report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) and expectations regarding the Company’s future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; including the length and severity of the current economic downturn, the opportunities (or lack thereof) that may be presented to and pursued by the Company; the performance of IMAX DMR films; competitive actions by other companies; conditions in the in-home and out-of-home entertainment industries; the signing of theater system agreements; changes in laws or regulations; conditions, changes and developments in the commercial exhibition industry; the failure to convert theater system backlog into revenue; the failure to respond to change and advancements in digital technology; risks related to new business initiatives; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; the potential impact of increased competition in the markets within which the Company operates; risks related to the Company’s inability to protect the Company’s intellectual property; risks related to foreign currency transactions; risks related to the Company’s prior restatements and the related litigation; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, DMR®, IMAX think big® and think big® are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

PART I

Item 1.	Business

GENERAL

IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company’s principal business is the design and manufacture of premium theater systems (“IMAX theater systems”) and the sale, lease or contribution to customers under revenue-sharing arrangements of IMAX theater systems. The IMAX theater systems are based on proprietary and patented technology developed over the course of the Company’s 44-year history. The Company’s customers who purchase, lease or otherwise acquire the IMAX theater systems are theater exhibitors that operate commercial theaters (particularly multiplexes), museums, science centers, or destination entertainment sites. The Company generally does not own IMAX theaters, but licenses the use of its trademarks along with the sale, lease or contribution of its equipment. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.”

IMAX theater systems combine: (i) IMAX DMR (Digital Re-Mastering) movie conversion technology, which results in higher image and sound fidelity than conventional cinema experiences; (ii) advanced, high-resolution projectors with specialized equipment and automated theater control systems, which result in significantly more contrast and brightness than conventional theater systems; (iii) sound system components, which result in more expansive sound imagery and pinpointed origination of sound to any specific spot in an IMAX theater; (iv) large screens and proprietary theater geometry, which result in a substantially larger field of view so that the screen extends to the edge of a viewer’s peripheral vision and creates more realistic images; and (v) specialized theater acoustics, which results in a four-fold reduction in background noise. The combination of these components causes audiences in IMAX theaters to feel as if they are a part of the on-screen action, creating a more intense, immersive and exciting experience than in a traditional theater. In addition, the Company’s IMAX 3D theater systems combine the same theater systems with 3D images that further enhance the audience’s feeling of being immersed in the film.

As a result of the immersiveness and superior image and sound quality of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for IMAX DMR films over films exhibited in their conventional auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX films, generates incremental box office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box office generated by IMAX DMR films has helped establish IMAX as a key premium distribution platform for Hollywood blockbuster films, which is separate and distinct from their wider theatrical release. For example, in December 2011, Mission: Impossible—Ghost Protocol: The IMAX Experience, not only featured 30 minutes of footage shot with IMAX cameras, but it was also released 5 days earlier in North America than its wide release to conventional theaters.

In addition to the design and manufacture of premium theater systems, the Company is also engaged in the conversion of two-dimensional (“2D”) and three-dimensional (“3D”) Hollywood feature films for exhibition on IMAX theater systems around the world, the production and distribution of original large-format films, the provision of services in support of the IMAX theater network, the provision of post-production services for large-format films and the operation of four IMAX theaters.

The Company believes the IMAX theater network is the most extensive premium theater network in the world with 634 theater systems (517 commercial, 117 institutional) operating in 50 countries as at December 31, 2011. This compares to 518 theater systems (396 commercial, 122 institutional) operating in 46 countries as at December 31, 2010. The success of the Company’s digital and joint revenue sharing strategies and the strength of its film slate has enabled the Company’s theater network to expand significantly since it introduced its digital projection system in 2008, with the Company’s overall network increasing by 80.6% and the Company’s commercial network increasing by 123.8%. In each of 2010 and 2011, the Company signed theater agreements for over 200 theater systems, which is expected to drive additional growth in 2012 and thereafter.

The Company believes that over time its commercial theater network could grow to more than 1,500 theaters worldwide from 517 commercial IMAX theaters operating as of December 31, 2011. While the Company continues to grow domestically, particularly in small to mid-tier markets, it believes that much of its future growth will come from underpenetrated, international markets. In 2011, over 70.0% of theater signings came from outside the United States and Canada. Key international growth markets include Greater China, Russia and the Commonwealth of Independent States, Western Europe and Latin America.

During 2011, the Company formed IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX China”), a wholly-owned subsidiary, to enable further growth in Greater China (includes China, Hong Kong, Taiwan and Macau), the Company’s second-largest and fastest-growing market. The Company believes that favorable market trends in China, including government initiatives to foster cinema screen growth and to support the film industry, present opportunities for significant additional growth. In March 2011, the Company announced a 75-theater joint revenue sharing arrangement with Wanda Cinema Line, China’s largest cinema chain. (“Wanda”). This agreement with Wanda, which represents IMAX’s first full revenue-sharing arrangement in China and its largest single international joint revenue sharing arrangement to date, brings the total number of IMAX theaters open or in backlog in Greater China to 212. In September 2011, the Company announced the appointment of Jiande Chen to the position of Chief Executive Officer of IMAX China. As at December 31, 2011, IMAX China had offices in Shanghai and Beijing and had 29 employees. On February 18, 2012, the U.S. and China announced an agreement to allow 14 additional IMAX or 3D format Hollywood films to be released in China, with distributors permitted to receive higher distribution fees. The Company believes this is an extremely positive development for its business in China and elsewhere.

Over the years, several technological breakthroughs have established IMAX as an important distribution platform for Hollywood’s biggest event films. These include:

•

DMR—IMAX’s proprietary DMR technology digitally converts live-action 35mm or digital films to its large-format, while meeting the Company’s high standards of image and sound quality. In a typical IMAX DMR film arrangement, the Company will receive a percentage of net box-office receipts of the film, which generally range from 10-15%, from a film studio for conversion of the film to the IMAX DMR format and for access to the IMAX distribution platform. At December 31, 2011, the Company had released 84 IMAX DMR films since the introduction of IMAX DMR in 2002. As digital technology has been introduced to the DMR process and improvements have been made in conversion time, the number of films released on an annual basis that have converted through the DMR process has increased as well. Accordingly, 25 films converted through the IMAX DMR process were released in 2011, as compared to 15 in 2010 and 4 in 2005.

•

IMAX Digital Projection System—The Company introduced its digital projection system in 2008. Prior to 2008, all of IMAX’s large format projectors were film-based and required analog film prints. The IMAX digital projection system, which operates without the need for such film prints, was designed specifically for use by commercial multiplex operators and allows operators to reduce the capital and operating costs required to run an IMAX theater without sacrificing the image and sound quality of The IMAX Experience. By making The IMAX Experience more accessible for commercial multiplex operators, the introduction of the IMAX digital projection system paved the way for several important joint revenue sharing arrangements which have allowed the Company to rapidly expand its theater network. Since announcing that the Company was developing digital projection technology, the vast majority of the Company’s theater system signings have been for digital systems. As at December 31, 2011, the Company has signed agreements for 700 digital systems since 2007 (including the upgrade of film-based systems), 208 of which were signed in 2011 alone. As at December 31, 2011, 443 IMAX digital projection systems were in operation, an increase of 60.5% over the 276 digital projection systems in operation as at December 31, 2010.

The Company strives to remain at the forefront of advancements in cinema technology. Accordingly, one of the Company’s key initiatives for 2012 is the development of a next-generation laser-based digital projection system. On October 17, 2011, the Company announced the completion of a deal in which it secured certain exclusive license rights to a portfolio of intellectual property in the digital cinema field owned by the Eastman Kodak Company (“Kodak”). The transaction involves rights to technology related to laser projection as well as rights in the digital cinema field to a broader range of Kodak technology. On February 7, 2012, the Company announced an agreement with Barco to co-develop a laser-based digital projection system that incorporates Kodak technology. The Company believes that these arrangements with Kodak and Barco will enable IMAX theaters to present greater brightness and clarity, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The Company believes that a laser projection solution, which it plans to introduce in 2013, will allow IMAX’s network to show the highest quality digital content available. During 2012, the Company also intends to re-invest in its brand with its consumer brand marketing campaign that will encompass social media, in-theater marketing and Internet advertising. Finally, the Company remains focused on growing its theater network, particularly, in key international territories such as Greater China, India, Central and South America and Western Europe.

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

PRODUCT LINES

The Company is the pioneer and leader in the large-format film industry. The Company believes it is the world’s largest designer and manufacturer of specialty projection and sound system components for large-format theaters around the world, as well as a significant producer and distributor of large-format films. The Company’s theater systems include specialized IMAX projectors, advanced sound systems and specialty screens. The Company derives its revenues from: IMAX theater systems (the sale and lease of, and provision of services related to, its theater systems); films (production and digital re-mastering of films, the distribution of film products to the IMAX theater network, post-production services for films); joint revenue sharing arrangements (the provision of its theater system to an exhibitor in exchange for a certain percentage of theater revenue); theater system maintenance (the use of maintenance services related to its theater systems); and other activities, which include theater operations (owning equipment, operating, managing or participating in the revenues of IMAX theaters), and the sale of after market parts and camera rentals. Segmented information is provided in note 19 to the accompanying audited consolidated financial statements in Item 8.

IMAX Systems, Theater System Maintenance and Joint Revenue Sharing Arrangements

The Company’s primary products are its theater systems. The Company’s digital projection systems include a projector that offers superior image quality and stability and a digital theater control system; a 6-channel, digital audio system delivering up to 12,000 watts of sound; a screen with a proprietary coating technology; and, if applicable, 3D glasses cleaning equipment. IMAX’s digital projection system also operates without the need for analog film prints. Traditional IMAX film-based theater systems contain the same components as the digital projection systems but include a rolling loop 15/70-format projector and require the use of analog film prints. Since its introduction in 2008, the majority of the Company’s theater sales have been digital systems and the

Company expects a majority of its future theater systems sales will continue to be IMAX digital systems. Furthermore, a majority of the Company’s film-based theater systems have been upgraded, at a cost to the exhibitor, to an IMAX digital system. As part of the arrangement to sell or lease its theater systems, the Company provides extensive advice on theater planning and design and supervision of installation services. Theater systems are also leased or sold with a license for the use of the world-famous IMAX brand. Historically, IMAX theater systems come in five configurations:

•	the GT projection systems, film-based theater systems for the largest IMAX theaters;

•	the SR systems, film-based theater systems for smaller theaters than the GT systems;

•	the IMAX MPX systems, which are film-based systems targeted for multiplex theaters (“MPX” theater systems);

•	the IMAX digital systems, which are digital-based systems and which are accordingly targeted for multiplex theaters; and

•	theater systems featuring heavily curved and tilted screens that are used in dome shaped theaters.

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

The Company’s film-based projectors use the largest commercially available film format (15-perforation film frame, 70mm), which is nearly 10 times larger than conventional film (4-perforation film frame, 35mm) and therefore are able to project significantly more detail on a larger screen. The Company believes these projectors, which utilize the Company’s rolling loop technology, are unsurpassed in their ability to project film with maximum steadiness and clarity with minimal film wear, while substantially enhancing the quality of the projected image. As a result, the Company’s projectors deliver a higher level of clarity and detail as compared to conventional movies and competing projectors.

In order to compete and evolve with the market, the Company’s digital projection system provides a premium and differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand. The shift from a film-based projection system to a digital projection system for a large portion of the Company’s customer base has been compelling for a number of reasons. The savings to the studios as a result of eliminating film prints are considerable, as the typical cost of an IMAX film print ranges from $20 thousand per 2D print to $45 thousand per 3D print whereas a digital file delivery totals approximately $200 per movie per system. Removing those costs significantly increases the profit of an IMAX release for a studio which, the Company believes, has provided more incentive for studios to release their films to IMAX theaters. The Company similarly believes that economics change favorably for its exhibition clients since the costs associated with installing and operating an IMAX digital system are lower than those for a film-based system, and digital delivery provides increased programming flexibility that allows theaters to program significantly more IMAX DMR films per year, thereby increasing customer choice and potentially increasing total box-office revenue. In 2011, 25 films converted through the IMAX DMR process were released to the IMAX theater network as compared to 15 in 2010 and 4 films in 2005. To date, the Company has contracted for the release of 16 DMR films to its theater network in 2012 and expects a similar number of films to be released to the network as in 2011. Digital projectors also typically require lower installation costs for exhibitors and potentially allow for the opportunity to show attractive alternate programming, such as live sporting events and concerts, in the immersive environment of an IMAX theater. Digital systems represent 97.7% of the Company’s current backlog and 69.9% of the Company’s theater network. The Company continues to expect the vast majority of its future theater system arrangements to be for digital systems.

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

The Company’s arrangements for theater system equipment involve either a lease or sale. As part of the purchase or lease of an IMAX theater system, the Company also advises the customer on theater design, supervises the installation of the theater systems and provides projectionists with training in using the equipment. The supervision of installation requires that the equipment also be put through a complete functional start-up and test procedure to ensure proper operation. Theater owners or operators are responsible for providing the theater location, the design and construction of the theater building, the installation of the system components and any other necessary improvements, as well as the theater’s marketing and programming. The Company’s typical arrangement also includes the trademark license rights which commence on execution of the agreement with terms generally of 10 to 20 years that may be renewed. The theater system equipment components (including the projector, sound system, screen system, and, if applicable, 3D glasses cleaning machine), theater design support, supervision of installation, projectionist training and trademark rights are all elements of what the Company considers the system deliverable (the “System Deliverable”). For a separate fee, the Company provides ongoing maintenance and extended warranty services for the theater system. The Company’s contracts are generally denominated in U.S. dollars, except in Canada, China, Japan and parts of Europe, where contracts are sometimes denominated in local currency.

The Company offers certain commercial clients joint revenue sharing arrangements, pursuant to which the Company provides the System Deliverable in return for a portion of the customer’s IMAX box-office receipts, concession revenue, and in some cases, a small upfront or initial payment. Under these revenue sharing arrangements, the Company retains title to the theater system (including the projector, the sound system and the projection screen) and rent payments are contingent, instead of fixed or determinable. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally non-cancellable by the customer unless the Company fails to perform its obligations. In rare cases, the contract provides certain performance thresholds that, if not met by either party, allows the other party to terminate the agreement. Joint revenue sharing arrangements generally have a 7 to 10-year initial term and may be renewed by the customer for an additional term. By offering arrangements whereby exhibitors do not need to invest the significant initial capital required in a lease or a sale arrangement, the Company has been able to expand its theater network at a significantly faster pace than it had previously. As at December 31, 2011, the Company has entered into joint revenue sharing arrangements for 376 systems with 22 partners, 257 of which were in operation as at December 31, 2011.

Leases, other than joint revenue sharing arrangements, generally have a 10 year initial term and are typically renewable by the customer for one or more additional 5 to 10-year terms. Under the terms of the typical lease agreement, the title to the theater system equipment (including the projector, the sound system and the projection screen) remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally not cancelable by the customer unless the Company fails to perform its obligations.

The Company also enters into sale agreements with its customers. Under a sales agreement, the title to the theater system remains with the customer. In certain instances, however, the Company retains title or a security interest in the equipment until the customer has made all payments required under the agreement.

The typical lease or sales arrangement provides for three major sources of cash flows for the Company: (i) initial fees; (ii) ongoing minimum fixed and contingent fees; and (iii) ongoing maintenance and extended warranty fees. Initial fees generally are received over the period of time from the date the arrangement is executed to the date the equipment is installed and customer acceptance has been received. However, in certain cases, the payments of the initial fee may be scheduled over a period of time after the equipment is installed and customer acceptance has been received. Ongoing minimum fixed and contingent fees and ongoing maintenance and extended warranty fees are generally received over the life of the arrangement and are usually adjusted annually based on changes in the local consumer price index. The ongoing minimum fixed and contingent fees generally provide for a fee which is the greater of a fixed amount or a certain percentage of the theater box-office. The terms of each arrangement vary according to the configuration of the theater system provided, the cinema market and the film distribution market relevant to the geographic location of the customer.

Sales Backlog. Signed contracts for theater systems are listed as sales backlog prior to the time of revenue recognition. The value of sales backlog represents the total value of all signed theater system agreements that are expected to be recognized as revenue in the future. Sales backlog includes initial fees along with the estimated present value of contractual fixed minimum fees due over the term, but excludes contingent fees in excess of contractual minimums and maintenance and extended warranty fees that might be received in the future.

The Company’s sales backlog is as follows:

	December 31, 2011			December 31, 2010
	Number of Systems		Dollar Value (in thousands)	Number of Systems		Dollar Value (in thousands)
Sales and sales-type lease arrangements	144	(1)	$176,184	165	(1)	$179,231	(3)
Joint revenue sharing arrangements	119		21,516	59		n/a

	263	(2)	$197,700	224	(2)	$179,231

(1)	Includes 10 upgrades from film-based IMAX theater systems to IMAX digital theater systems as at December 31, 2011, and 25 upgrades from film-based IMAX theater systems to IMAX digital theater systems as at December 31, 2010.
(2)	Reflects the minimum number of theaters arising from signed contracts in backlog.
(3)	Dollar value incorporates revisions based on contracts renegotiated subsequent to December 31, 2010.

The value of the sales backlog does not include revenues from theaters in which the Company has an equity-interest, agreements covered by letters of intent or long-term conditional sale or lease commitments, though the number of systems contracted for under these arrangements is included.

The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as at December 31:

	2011				2010
	Theater Network Base		Backlog		Theater Network Base		Backlog
Flat Screen (2D)	26		—		30	(2)	—
Dome Screen (2D)	60		—		66		—
IMAX 3D Dome (3D)	2		—		3		—
IMAX 3D GT (3D)	69	(1)	2		80	(2)	2
IMAX 3D SR (3D)	28	(1)	1		44	(2)	1
IMAX MPX (3D)	6	(1)	3		19	(2)	4
IMAX digital (3D)	443	(1)	257	(3)	276	(2)	217	(3)

Total	634		263		518		224

(1)	In 2011, the Company upgraded 33 film-based IMAX theater systems across various categories to IMAX digital theater systems (all sales arrangements).
(2)	In 2010, the Company upgraded 32 film-based IMAX theater systems across various categories to IMAX digital theater systems (30 sales arrangements and 2 joint revenue sharing arrangements).

(3)	Includes 119 and 59 theater systems as at December 31, 2011 and 2010, respectively, under joint revenue sharing arrangements.

IMAX Flat Screen and IMAX Dome Systems. IMAX flat screen and IMAX Dome systems comprise 88 of the Company’s opened theater base and primarily reside in institutions such as museums and science centers. Flat screen IMAX theaters were introduced in 1970, while IMAX Dome theaters, which are designed for tilted dome screens, were introduced in 1973. There have been several significant proprietary and patented enhancements to these systems since their introduction.

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

As at December 31, 2011, there were 97 IMAX 3D GT and IMAX 3D SR theaters in operation compared to 124 IMAX 3D GT and IMAX 3D SR theaters in operation as at December 31, 2010. The decrease in the number of 3D GT and 3D SR systems is largely attributable to the conversion of existing 3D GT and 3D SR systems to IMAX digital systems.

IMAX MPX. In 2003, the Company launched a large-format theater system designed specifically for use in multiplex theaters. Known as IMAX MPX, this system had lower capital and operating costs than other IMAX systems and was intended to improve a multiplex owner’s financial returns and to allow for the installation of IMAX theater systems in markets that might previously not have been able to support one. As at December 31, 2011, there were 6 MPX systems in operation compared to 19 MPX systems as at December 31, 2010. The IMAX digital system has supplanted the MPX system as the Company’s multiplex product. The decrease in the number of MPX systems is largely attributable to the upgrade of existing MPX systems to IMAX digital systems.

IMAX Digital. In July 2008, the Company introduced a proprietary IMAX digital projection system that it believes delivers higher quality imagery compared with other digital systems and that is consistent with the Company’s brand. As at December 31, 2011, the Company had installed 443 digital theater systems, including 92 digital upgrades, and has an additional 257 digital systems in its backlog. Digital theater systems represent 97.7% of the total backlog and 69.9% of the total theater network, and the Company expects a majority of its future theater system arrangements to be for digital systems. Moreover, the Company believes that some of the film-based systems currently in its backlog, particularly uninstalled MPX systems, will ultimately become digital installations.

Films

Film Production and Digital Re-mastering (IMAX DMR)

Films produced by the Company are typically financed through third parties, whereby the Company will generally receive a film production fee in exchange for producing the film and a distribution fee for distributing the film. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company.

In 2002, the Company developed technology that makes it possible for live-action film footage to be digitally transformed into IMAX’s large-format at a cost of roughly $1.0 million per film. This proprietary system, known as IMAX DMR, has opened up the IMAX theater network to film releases from Hollywood’s broad library of films. In a typical IMAX DMR film arrangement, the Company will receive a percentage of net box-office receipts of the film, which generally range from 10-15%, from a film studio for the conversion of the film to the IMAX DMR format and access to its premium distribution platform. The box-office performance of IMAX DMR releases has positioned IMAX theaters as a key premium distribution platform for Hollywood films, which is separate and distinct from their wider theatrical release. For example, in December 2011, Mission: Impossible—Ghost Protocol: The IMAX Experience, not only featured 30 minutes of footage shot with IMAX cameras, but it was also released 5 days earlier in North America than it’s wide release to conventional theaters. IMAX theaters therefore serve as an additional distribution platform for Hollywood films, just as home video and pay-per-view are ancillary distribution platforms. The Company may also have certain distribution rights to the films produced using its IMAX DMR technology.

The IMAX DMR process involves the following:

•	in certain instances, scanning, at the highest possible resolution, each individual frame of the movie and converting it into a digital image;

•	optimizing the image using proprietary image enhancement tools;

•	enhancing the digital image using techniques such as sharpening, color correction, grain and noise removal and the elimination of unsteadiness and removal of unwanted artifacts;

•	recording the enhanced digital image onto IMAX 15/70-format film or IMAX digital cinema package (“DCP”) format; and

•	specially re-mastering the sound track to take full advantage of the IMAX theater’s unique sound system.

The first IMAX DMR film, Apollo 13: The IMAX Experience, produced in conjunction with Universal Pictures and Imagine Entertainment, was released in September 2002 to 48 IMAX theaters. One of the more recent IMAX DMR films, Mission: Impossible—Ghost Protocol: The IMAX Experience was released to 503 IMAX theaters. Since the release of Apollo 13: The IMAX Experience, an additional 83 IMAX DMR films have been released to the IMAX theater network as at December 31, 2011.

The highly automated IMAX DMR process typically allows the re-mastering process to meet aggressive film production schedules. The Company is continuing to decrease the length of time it takes to reformat a film with its IMAX DMR technology. Apollo 13: The IMAX Experience, released in September 2002, was re-mastered in 16 weeks, while Thor: An IMAX 3D Experience, released in May 2011, was re-mastered in less than one week. The IMAX DMR conversion of simultaneous, or “day-and-date” releases are done in parallel with the movie’s filming and editing, which is necessary for the simultaneous release of an IMAX DMR film with the domestic release to conventional theaters.

An IMAX film can also benefit from enhancements made by individual filmmakers exclusively for the IMAX release, including by using IMAX cameras in select scenes to further enhance the audience’s immersion in the film. Filmmakers such as Christopher Nolan and Michael Bay have used IMAX cameras to film select scenes in their films The Dark Knight: The IMAX Experience and Transformers: Revenge of the Fallen: The IMAX Experience. Most recently, filmmaker Brad Bird used IMAX cameras to film certain sequences in Mission: Impossible—Ghost Protocol: The IMAX Experience, released in December 2011. Mr. Nolan is also using IMAX cameras to film sequences in his upcoming film, The Dark Knight Rises: The IMAX Experience, set for release in July 2012.

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

In 2011, 25 films were converted through the IMAX DMR process and released to IMAX theaters by film studios as compared to 15 films in 2010. These films were:

•	The Green Hornet: An IMAX 3D Experience (Sony Pictures Entertainment, January 2011);

•	Tangled: An IMAX 3D Experience (Walt Disney Pictures, February 2011, released in select Asian markets on respective regional release dates);

•	Sanctum: An IMAX 3D Experience (Universal Pictures, February 2011);

•	I Am Number Four: The IMAX Experience (DreamWorks Studios, February 2011);

•	Mars Needs Moms: An IMAX 3D Experience (Walt Disney Studios, March 2011);

•	Sucker Punch: The IMAX Experience (Warner Bros., March 2011);

•	Fast Five: The IMAX Experience (Universal Pictures, April 2011);

•	Thor: An IMAX 3D Experience (Paramount Pictures, May 2011);

•	Pirates of the Caribbean: On Stranger Tides: An IMAX 3D Experience (Walt Disney Studios, May 2011);

•	Kung Fu Panda 2: An IMAX 3D Experience (DreamWorks Animation, May 2011, released in select international markets);

•	Super 8: The IMAX Experience (Paramount Pictures, June 2011);

•	The Founding of a Party: The IMAX Experience (China Film Group, June 2011, released in the People’s Republic of China);

•	Cars 2: An IMAX 3D Experience (Walt Disney Studios, June 2011);

•	Transformers: Dark of the Moon: An IMAX 3D Experience (Paramount Pictures, DreamWorks Studios, June 2011);

•	Harry Potter and the Deathly Hallows Part II: An IMAX 3D Experience (Warner Bros., July 2011);

•	Final Destination 5: An IMAX 3D Experience (Warner Bros., August 2011);

•	Cowboys & Aliens: The IMAX Experience (DreamWorks Studios, Universal Pictures, August 2011);

•	Sector 7: An IMAX 3D Experience (CJ Entertainment, August 2011);

•	Contagion: The IMAX Experience (Warner Bros., September 2011);

•	Real Steel: The IMAX Experience (DreamWorks Pictures, Disney, October 2011);

•	Puss in Boots: An IMAX 3D Experience (DreamWorks Animation, October 2011);

•	Happy Feet 2: An IMAX 3D Experience (Warner Bros., November 2011);

•	Flying Swords of Dragon Gate: An IMAX 3D Experience (Bona Film Group, December 2011);

•	Mission: Impossible—Ghost Protocol: The IMAX Experience (Paramount Pictures, December 2011); and

•	The Adventures of Tintin: The Secret of the Unicorn: An IMAX 3D Experience (Paramount Pictures, Columbia Pictures, December 2011).

In addition, the Company, in conjunction with Warner Bros. Pictures (“WB”), released the original film Born to be Wild 3D: An IMAX 3D Experience in April 2011.

To date, the Company has signed contracts for 16 DMR films that will play in the IMAX theater network in 2012:

•	Underworld: Awakening: An IMAX 3D Experience (Sony Pictures Entertainment, January 2012);

•	Journey 2: The Mysterious Island An IMAX 3D Experience (New Line Cinema, February 2012);

•	The Lorax: An IMAX 3D Experience (Universal Pictures, March 2012);

•	John Carter: An IMAX 3D Experience (Walt Disney Studios, March 2012);

•	The Hunger Games: The IMAX Experience (Lionsgate, March 2012);

•	Wrath of the Titans: An IMAX 3D Experience (Warner Bros., March 2012);

•	HOUBA! On the Trail of the Marsupilami: The IMAX Experience (Chez WAM, Pathé Distribution, April 2012, France only);

•	The Avengers: An IMAX 3D Experience (Marvel Studios & Walt Disney Studios, May 2012);

•	Dark Shadows: The IMAX Experience (Warner Bros., May 2012);

•	Men in Black III: An IMAX 3D Experience (Sony Pictures Entertainment, May 2012);

•	The Amazing Spider-Man: An IMAX 3D Experience (Sony Pictures Entertainment, July 2012);

•	The Dark Knight Rises: The IMAX Experience (Warner Bros., July 2012);

•	Skyfall: The IMAX Experience (Sony, November 2012);

•	Gravity: An IMAX 3D Experience (Warner Bros., November 2012);

•	Chinese Zodiac: The IMAX Experience (JCE Entertainment Ltd., Huayi Brothers & Emperor Motion Pictures, December 2012); and

•	The Hobbit: An Unexpected Journey: An IMAX 3D Experience (Warner Bros., December 2012).

In addition, in conjunction with MacGillivray Freeman Films and WB., the Company will release IMAX original production, To the Arctic 3D, in April 2012.

The Company remains in active negotiations with all of Hollywood’s studios for additional films to fill out its short and long-term film slate and expects a similar number of IMAX DMR films to be released to the IMAX network in 2012 as in 2011.

Film Distribution

The Company is a significant distributor of large-format films. The Company distributes films which it has produced or for which it has acquired distribution rights from independent producers. As a distributor, the Company receives a fixed fee and/or a percentage of the theater box-office receipts.

As at December 31, 2011, the Company’s film library consisted of 278 IMAX original films, which cover such subjects as space, wildlife, music, history and natural wonders. The Company currently has distribution rights with respect to 45 of such films. Large-format films that have been successfully distributed by the Company include: Born to be Wild 3D: An IMAX 3D Experience, which was released by the Company and WB. in April 2011 and has grossed over $20.3 million as at the end of 2011; Hubble 3D: An IMAX 3D Experience, which was released by the Company and WB in March 2010 and has grossed over $43.5 million as at the end of 2011; Under the Sea 3D: An IMAX 3D Experience, which was released by the Company and WB in February 2009 and has grossed over $41.8 million as at the end of 2011; Deep Sea 3D: An IMAX 3D Experience, which was released by the Company and WB in March 2006 and has grossed more than $91.3 million as at the end of 2011; SPACE STATION, which was released in April 2002 and has grossed over $118.4 million as at the end of 2011 and T-REX: Back to the Cretaceous, which was released by the Company in 1998 and has grossed over $103.8 million as at the end of 2011. Large-format films have significantly longer exhibition periods than conventional commercial films and many of the films in the large-format library have remained popular for many decades, including the films To Fly! (1976), Grand Canyon—The Hidden Secrets (1984) and The Dream Is Alive (1985).

Film Post-Production

David Keighley Productions 70MM Inc., a wholly-owned subsidiary of the Company, provides film post-production and quality control services for large-format films (whether produced internally or externally), and digital post-production services.

Other

Theater Operations

As at December 31, 2011 and 2010, the Company had four owned and operated theaters on leased premises. In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses. The Company also provides management services to two theaters.

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

In 2009, the Company developed its first 3D camera, the prototype of which was used to film portions of Born to be Wild 3D: The IMAX Experience, released to theaters in April 2011.

The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers.

MARKETING AND CUSTOMERS

The Company markets its theater systems through a direct sales force and marketing staff located in offices in Canada, the United States, Europe and Asia. In addition, the Company has agreements with consultants, business brokers and real estate professionals to locate potential customers and theater sites for the Company on a commission basis. During 2012, the Company intends to launch its first ever brand marketing campaign that will encompass social media, in-theater marketing and internet advertising.

The commercial multiplex theater segment of the Company’s theater network is now its largest segment, comprising 497 theaters, or 78.4%, of the 634 theaters open as at December 31, 2011. The Company’s institutional customers include science and natural history museums, zoos, aquaria and other educational and cultural centers. The Company also sells or leases its theater systems to theme parks, tourist destination sites, fairs and expositions (the Commercial Destination segment). At December 31, 2011, approximately 41.5% of all opened IMAX theaters were in locations outside of the United States and Canada. The following table outlines the breakdown of the theater network by type and geographic location as at December 31:

	2011 Theater Network Base				2010 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	269	6	61	336	217	9	65	291
Canada	26	2	7	35	17	2	7	26
Mexico	6	—	10	16	8	—	11	19
Russia & the CIS	22	—	—	22	16	—	—	16
Western Europe	36	7	10	53	35	7	9	51
Rest of Europe	10	—	—	10	9	—	—	9
Japan	13	2	6	21	9	2	7	18
Greater China(1)	70	—	18	88	22	—	18	40
Rest of World	45	3	5	53	40	3	5	48

Total(2)	497	20	117	634	373	23	122	518

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Includes 257 and 171 theater systems in operation as at December 31, 2011 and 2010, respectively, under joint revenue sharing arrangements.

For information on revenue breakdown by geographic area, see note 19 to the accompanying audited consolidated financial statements in Item 8. The Company’s foreign operations are subject to certain risks. See “Risk Factors—The Company conducts business internationally which exposes it to uncertainties and risks that could negatively affect its operations and sales” in Item 1A. The Company’s three largest customers as at December 31, 2011, collectively represent 36.4% of the Company’s network base of theaters and 17.4% of revenues.

INDUSTRY AND COMPETITION

In recent years, as the motion picture industry has transitioned from film projection to digital projection, a number of companies have introduced digital 3D projection technology and, since 2008, an increasingly large number of Hollywood features have been exhibited using these technologies. According to the National Association of Theater Owners, as at December 31, 2011, there were approximately 12,620 conventional-sized screens in U.S. multiplexes equipped with such digital 3D systems. In 2008, the Company introduced its proprietary digitally-based projector which is capable of 2D and 3D presentations on large screens and which comprises the majority of its current (and, the Company expects, future) theater system sales. For the films released to both IMAX 3D theaters and conventional 3D theaters, the IMAX theaters have significantly outperformed the conventional theaters on a per-screen revenue basis. Over the last several years, a number of commercial exhibitors have introduced their own large screen branded theaters. In addition, the Company has historically competed with manufacturers of large-format film projectors. The Company believes that all of these alternative film formats deliver images and experiences that are inferior to The IMAX Experience.

The Company may also face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources to develop and support them. The Company also faces in-home competition from a number of alternative motion picture distribution channels such as home video, pay-per-view, video-on-demand, DVD, Internet and syndicated and broadcast television. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including gaming, sporting events, concerts, live theater, social media and restaurants.

The Company believes that its competitive strengths include the value of the IMAX brand name, the premium IMAX consumer experience, the design, quality and historic reliability rate of IMAX theater systems, the return on investment of an IMAX theater, the number and quality of IMAX films that it distributes, the relationships the Company maintains with prominent Hollywood filmmakers, a number of whom desire to film portions of their movies with IMAX cameras, the quality of the sound system components included with the IMAX theater, the availability of Hollywood event films to IMAX theaters through IMAX DMR technology, consumer loyalty and the level of the Company’s service and maintenance and extended warranty efforts. The Company believes that all of the best performing premium theaters in the world are IMAX theaters.

THE IMAX BRAND

The world-famous IMAX brand stands for the highest-quality, most immersive motion picture entertainment. Consumer research conducted for the Company in the U.S. by a third-party research firm shows that the IMAX brand is known for cutting-edge technology and an experience that immerses audiences in the movie. The research also shows that the brand inspires strong consumer loyalty and that consumers place a premium on it, often willing to travel significantly farther and pay more for The IMAX Experience than for a conventional movie. The Company believes that its significant brand loyalty among consumers provides it with a strong, sustainable position in the exhibition industry. Recognition of the IMAX brand name cuts across geographic and demographic boundaries. The Company believes that the strength of the IMAX brand has resulted in IMAX DMR films significantly outperforming other formats on a per screen basis.

The Company believes the strength of the IMAX brand is an asset that has helped to establish the IMAX theater network as a unique and desirable release window for Hollywood movies. During 2012, the Company intends to re-invest in its brand with its first ever consumer brand marketing campaign that will encompass social media, in-theater marketing and Internet advertising.

RESEARCH AND DEVELOPMENT

The Company believes that it is one of the world’s leading entertainment technology companies with significant proprietary expertise in digital and film-based projection and sound system component design, engineering and imaging technology, particularly in 3D. During 2012, the Company intends to increase its level of research and development as it looks to develop its next generation laser-based projection system. In addition, the Company plans to continue to fund research and development activity in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, enhancing the Company’s 2D and 3D image quality, expanding the applicability of the Company’s digital technology, developing IMAX theater systems’ capabilities in live entertainment and further enhancing the IMAX theater and sound system design.

The motion picture industry has been and will continue to be affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production, digital re-mastering (such as IMAX DMR), distribution and display (projection). As such, the Company has made significant investments in digital technologies, including the development of a proprietary technology to digitally enhance image resolution and quality of motion picture films, the creation of an IMAX digital projector and the licensing of prominent laser illumination technology. Accordingly, the Company holds a number of patents, patents pending and other intellectual property rights in these areas. In addition, the Company holds numerous digital patents and relationships with key manufacturers and suppliers in digital technology.

In July 2008, the Company introduced its proprietary, digitally-based projector which operates without the need for analog film prints. In 2009, the Company developed its first digital 3D camera, the prototype of which was used to film portions of Born to be Wild 3D: An IMAX 3D Experience, released to theaters in April 2011. More recently, in order to keep the Company at the forefront of digital technology, the Company has made strategic investments in laser technology. On October 17, 2011, the Company announced the completion of a deal in which it secured the exclusive license rights from Kodak to a portfolio of more than 50 patent families covering laser projection technology as well as rights in the digital cinema field to a broader range of Kodak technology. On February 7, 2012, the Company announced an agreement with Barco to jointly develop a laser-based digital projection system that incorporates Kodak technology. The Company believes that these arrangements with Kodak and Barco will enable IMAX theaters to present greater brightness and clarity, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The Company believes that a laser projection solution will allow IMAX’s network to show the highest quality digital content available. As part of its investment in laser digital technology, in September 2010, the Company also made a $1.5 million preferred share investment in Laser Light Engines, Inc. (“LLE”), a developer and manufacturer of laser-driven light sources. The Company is working with LLE to develop laser technology to incorporate into its laser-based digital projection solution. The Company plans to deploy a laser-based digital projection solution in 2013. As part of its agreement with Barco, in addition to co-developing a laser-based digital projection system, Barco will serve as IMAX’s exclusive supplier of xenon-based projection systems until the Company transitions to a laser-based projection system. The Company will work to ensure the compatability of the Barco projector with IMAX theater systems and to ensure that the Barco projectors meet the specifications of The IMAX Experience.

The Company’s participation in 3net, a 24/7 3D cable channel venture, operated by a limited liability corporation owned by the Company, Discovery Communications and Sony Corporation that premiered on February 13, 2011, is an example of its strategic entry into the field of in-home entertainment technology. The Company has deployed its proprietary expertise in image technology and 3D technology to help set broadcast and presentation standards for the new channel. The Company expects to continue to deploy its proprietary expertise in image technology and 3D technology, as well as its proprietary film content and the IMAX brand, for further applications in in-home entertainment technology.

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

For the years ended 2011, 2010, and 2009, the Company recorded research and development expenses of $7.8 million, $6.2 million and $3.8 million, respectively. As at December 31, 2011, 47 of the Company’s employees were connected with research and development projects.

MANUFACTURING AND SERVICE

Projector Component Manufacturing

The Company assembles the projector of its theater systems at its Corporate Headquarters and Technology Center in Mississauga, Ontario, Canada (near Toronto). The Company develops and designs all of the key elements of the proprietary technology involved in this component. Fabrication of a majority of parts and sub-assemblies is subcontracted to a group of carefully pre-qualified third-party suppliers. Manufacture and supply contracts are signed for the delivery of the component on an order-by-order basis. The Company believes its significant suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all parts and sub-assemblies, completes the final assembly and then subjects the projector to comprehensive testing individually and as a system prior to shipment. In 2011, these projectors, including the Company’s digital projection system, had reliability rates based on scheduled shows of approximately 99.9%.

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

To support the IMAX theater network, the Company has personnel stationed in major markets throughout the world who provide periodic and emergency maintenance and extended warranty services on existing theater systems. The Company provides various levels of maintenance and warranty services, which are priced accordingly. Under full service programs, Company personnel typically visit each theater every six months to provide preventative maintenance, cleaning and inspection services and emergency visits to resolve problems and issues with the theater system. Under some arrangements, customers can elect to participate in a service partnership program whereby the Company trains a customer’s technician to carry out certain aspects of maintenance. Under such shared maintenance arrangements, the Company participates in certain of the customer’s maintenance checks each year, provides a specified number of emergency visits and provides spare parts, as necessary. For digital systems, the Company provides pre-emptive maintenance through minor bug fixes, and also provides remote system monitoring and a network operations centre that provides continuous access to product experts.

PATENTS AND TRADEMARKS

The Company’s inventions cover various aspects of its proprietary technology and many of these inventions are protected by Letters of Patent or applications filed throughout the world, most significantly in the United States, Canada, Belgium, Japan, France, Germany and the United Kingdom. The subject matter covered by these patents, applications and other licenses encompasses theater design and geometry, electronic circuitry and mechanisms employed in projectors and projection equipment (including 3D projection equipment), a method for synchronizing digital data, a method of generating stereoscopic (3D) imaging data from a monoscopic (2D) source, a process for digitally re-mastering 35mm films into large-format, a method for increasing the dynamic range and contrast of projectors, a method for visibly seaming or superimposing images from multiple projectors and other inventions relating to digital projectors. In 2011, the Company entered into a deal in which it secured the exclusive license rights from Kodak to a portfolio of more than 50 patent families covering laser projection technology as well as certain exclusive rights to a broad range of Kodak patents in the field of digital cinema. The Company has been and will continue to be diligent in the protection of its proprietary interests.

As at December 31, 2011, the Company holds or licenses 76 patents, has 49 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company’s patents in the United States, Canada and Japan for improvements to the IMAX projection system components expire between 2016 and 2024.

The Company owns or otherwise has rights to trademarks and trade names used in conjunction with the sale of its products, systems and services. The following trademarks are considered significant in terms of the current and contemplated operations of the Company: IMAX®, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, IMAX® 3D, IMAX® Dome, IMAX think big® and think big®. These trademarks are widely protected by registration or common law throughout the world. The Company also owns the service mark IMAX THEATRETM.

EMPLOYEES

The Company had 442 employees as at December 31, 2011 compared to 361 employees as at December 31, 2010. Both employee counts exclude hourly employees at the Company’s owned and operated theaters.

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

The Company’s primary customers are commercial multiplex exhibitors, whose systems represent 97.7% of the 263 systems in the Company’s backlog as at December 31, 2011. The Company is unable to predict if, or when, they or other exhibitors will purchase or lease IMAX theater systems or enter into joint revenue sharing arrangements with the Company, or whether any of the Company’s existing customers will continue to do any of the foregoing. If exhibitors choose to reduce their levels of expansion or decide not to purchase or lease IMAX theater systems or enter into joint revenue sharing arrangements with the Company, the Company’s revenues would not increase at an anticipated rate and motion picture studios may be less willing to reformat their films into the Company’s large format for exhibition in commercial IMAX theaters. As a result, the Company’s future revenues and cash flows could be adversely affected.

The success of the IMAX theater network is directly related to the availability and success of IMAX DMR films for which there can be no guarantee.

An important factor affecting the growth and success of the IMAX theater network is the availability of films for IMAX theaters and the box office performance of such films. The Company produces itself only a small number of such films and, as a result, the Company relies principally on films produced by third party filmmakers and studios, in particular Hollywood features converted into the Company’s large format using the Company’s IMAX DMR technology. In 2011, 25 IMAX DMR films were released by Hollywood studios to the worldwide IMAX theater network. There is no guarantee that filmmakers and studios will continue to release IMAX films, or that the films they produce will be commercially successful. The steady flow and successful box office performance of IMAX DMR releases have become increasingly important to the Company’s financial performance as the number of joint revenue sharing arrangements included in the overall IMAX network has grown considerably. The Company is increasingly directly impacted by box-office results for the films released to the IMAX network through its joint revenue sharing arrangements as well as through the percentage the Company receives of the box-office receipts from the studios releasing IMAX DMR films, and the Company’s continued ability to find suitable partners for joint revenue share arrangements and to sell IMAX theater systems also depends on the number and commercial success of films released to its network. The commercial success of films released to IMAX theaters depends on a number of factors outside of the Company’s control, including whether the film receives critical acclaim, the timing of its release, the success of the marketing efforts of the studio releasing the film and consumer preferences. Moreover, films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and quality of IMAX DMR and IMAX original films released to the IMAX theater network.

The introduction of new, competing products and technologies could harm the Company’s business.

The out-of-home entertainment industry is very competitive, and the Company faces a number of competitive challenges. According to the National Association of Theater Owners, as at December 31, 2011, there were approximately 12,620 conventionally-sized screens in U.S. multiplexes equipped with digital 3D systems. In addition, some commercial exhibitors have introduced their own large-screen 3D auditoriums and in many cases have marketed those auditoriums as having the same quality or attributes as an IMAX theater. The Company may also face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources to develop and support them. If the Company is unable to continue to deliver a premium movie-going experience, or if other technologies surpass those of the Company, the Company may be unable to continue to produce theater systems which are premium to, or differentiated from, other theater systems. If the Company is unable to produce a premium theater experience, consumers may be unwilling to pay the price premiums associated with the cost of IMAX theater tickets and box office performance of IMAX films may decline. Declining box office performance of IMAX films would materially and adversely harm the Company’s business and prospects. The Company also faces in-home competition from a number of alternative motion picture distribution channels such as home video, pay-per-view, video-on-demand, DVD, Internet and syndicated and broadcast television. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including gaming, sporting events, concerts, live theater, social media and restaurants.

Failure to respond to changes and advancements in digital technology could negatively affect the Company’s business.

There have been a number of advancements in the digital cinema field in recent years. In order to keep pace with these changes and in order to continue to provide an experience which is premium to and differentiated from conventional cinema experiences, the Company has made, and expects to continue to make, significant investments in digital technology in the form of research and development and the acquisition of third party intellectual property and/or proprietary technology. The process of developing new technologies is inherently uncertain, and the Company can provide no assurance its investments will result in commercially viable advancements to the Company’s existing products or in commercially successful new products, or that any such advancements or products will be developed within the timeframe expected.

The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects.

A significant portion of the Company’s revenues are generated by customers located outside the United States and Canada. Approximately 46%, 39% and 40% of its revenues were derived outside of the United States and Canada in 2011, 2010 and 2009, respectively. As at December 31, 2011, approximately 84.0% of IMAX theater systems arrangements in backlog are scheduled to be installed in international markets. Accordingly, the Company expects to expand its international operations to account for an increasingly significant portion of its revenues in the future. There are a number of risks associated with operating in international markets that could negatively affect the Company’s operations, sales and future growth prospects. These risks include:

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

As the Company begins to expand the number of its theaters under joint revenue sharing arrangements in international markets, the Company’s revenues from its international operations will become increasingly dependent on the box office performance of its films. In addition, as the Company’s international network has expanded, the Company has increasingly signed deals with movie studios in other countries to convert their films to the Company’s large format and release them to IMAX theaters. To date, the Company has released 3 IMAX DMR films from Chinese studios. The Company may be unable to select films which will be successful in international markets or unsuccessful in selecting the right mix of Hollywood and local DMR films in a particular country or region. Also, conflicts in international release schedules may make it difficult to release every IMAX film in certain markets. Finally, box office reporting in certain countries may be less accurate and therefore less reliable than in the United States and Canada.

The Company faces risks in connection with the continued expansion of its business in China.

At present, Greater China is the Company’s second-largest and fastest growing market. As at December 31, 2011, the Company had 88 theaters operating in Greater China with an additional 124 theaters in backlog that are scheduled to be installed in Greater China by 2017. In order to enable further growth in China, in 2011, the Company formed IMAX China, a wholly-owned subsidiary of the Company. Also in 2011, the Company entered into key joint revenue sharing relationships in China, including a 75-theater arrangement with Wanda Cinema Line, which is the Company’s largest single international partnership to date, and reflects an even greater financial investment in China. In addition, the Company is increasingly releasing Chinese IMAX DMR films to its growing network in Greater China. As the Company furthers its commitment to China, it is increasingly exposed to risks in that region. These risks include changes in laws and regulations, currency fluctuations, increased competition and changes in economic conditions including consumer spending. Adverse developments in these areas could cause the Company to lose some or all of its investment in China and could cause the Company to fail to achieve anticipated growth.

Moreover, certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates both the scope of the Company’s investment in China and the business conducted by it within China. There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. If the Company were unable to navigate China’s regulatory environment, or if the Company were unable to enforce its intellectual property or contract rights in China, the Company’s business would be adversely impacted.

The Company may not be able to adequately protect its intellectual property, and competitors could misappropriate its technology or brand, which could weaken its competitive position.

The Company depends on its proprietary knowledge regarding IMAX theater systems and digital and film technology. The Company relies principally upon a combination of copyright, trademark, patent and trade secret laws, restrictions on disclosures and contractual provisions to protect its proprietary and intellectual property rights. These laws and procedures may not be adequate to prevent unauthorized parties from attempting to copy or otherwise obtain the Company’s processes and technology or deter others from developing similar processes or technology, which could weaken the Company’s competitive position and require the Company to incur costs to secure enforcement of its intellectual property rights. The protection provided to the Company’s proprietary technology by the laws of foreign jurisdictions may not protect it as fully as the laws of Canada or the United States. The lack of protection afforded to intellectual property rights in certain international jurisdictions may be increasingly problematic given the extent to which future growth of the Company is anticipated to come from foreign jurisdictions. Finally, some of the underlying technologies of the Company’s products and system components are not covered by patents or patent applications.

The Company owns or licenses patents issued and patent applications pending, including those covering its digital projector, digital conversion technology and laser illumination technology. The Company’s patents are filed in the United States, often with corresponding patents or filed applications in other jurisdictions, such as

Canada, China, Belgium, Japan, France, Germany and the United Kingdom. The patent applications pending may not be issued or the patents may not provide the Company with any competitive advantages. The patent applications may also be challenged by third parties. Several of the Company’s issued patents in the United States, Canada and Japan for improvements to IMAX projectors, IMAX 3D Dome and sound system components expire between 2016 and 2024. Any claims or litigation initiated by the Company to protect its proprietary technology could be time consuming, costly and divert the attention of its technical and management resources.

In 2011, the Company licensed significant laser illumination technology from Kodak. In January 2012, Kodak filed for bankruptcy protection in the Southern District of New York. While the Company believes it has incorporated sufficient protections into its license agreement with Kodak, there are no guarantees the intellectual property it licensed from Kodak could not be adversely affected by Kodak’s bankruptcy filing.

The IMAX brand stands for the highest quality, most immersive motion picture entertainment. Protecting the IMAX brand is a critical element in maintaining the Company’s relationships with studios and its exhibitor clients. Though the Company relies on a combination of trademark and copyright law as well as its contractual provisions to protect the IMAX brand, those protections may not be adequate to prevent erosion of the brand over time, particularly in foreign jurisdictions. Erosion of the brand could threaten the demand for the Company’s products and services and impair its ability to grow future revenue streams.

The Company may experience adverse effects due to exchange rate fluctuations.

A substantial portion of the Company’s revenues are denominated in U.S. dollars, while a substantial portion of its expenses are denominated in Canadian dollars. The Company also generates revenues in Chinese Yuan Renminbi, Euros and Japanese Yen. While the Company periodically enters into forward contracts to hedge its exposure to exchange rate fluctuations between the U.S. and the Canadian dollar, the Company may not be successful in reducing its exposure to these fluctuations. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility.

The Company is undertaking new lines of business and these new business initiatives may not be successful.

The Company is actively exploring new areas of brand extension as well as opportunities in alternative theater content. These initiatives represent new areas of growth for the Company, which may not prove to be successful. Some of these initiatives could include the offering of new products and services that may not be accepted by the market. For instance, the Company cannot provide assurance that 3net, a 3D television channel operated by a limited liability corporation owned by the Company, Discovery Communications and Sony Corporation which debuted on February 13, 2011, will be a commercial success. The Company recorded an equity loss of approximately $1.8 million and $0.5 million in 2011 and 2010, respectively, in connection with its equity investment in 3net. Some areas of potential growth for the Company, are in the field of in-home entertainment technology, which is an intensively competitive business and which is dependent on consumer demand, over which the Company has no control. If any new business in which the Company invests or attempts to develop does not progress as planned, the Company may be adversely affected by investment expenses that have not led to the anticipated results, by the distraction of management from its core business or by damage to its brand or reputation.

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

The macro-economic outlook for 2012 remains uncertain in many markets and the U.S. and global economies could remain significantly challenged for an indeterminate period of time. While historically the movie industry has proved to be somewhat resistant to economic downturns, present economic conditions, which are beyond the Company’s control, could lead to a decrease in discretionary consumer spending. It is difficult to predict the severity and the duration of any decrease in discretionary consumer spending resulting from the economic downturn and what affect it may have on the movie industry, in general, and box office results of the Company’s films in particular. In recent years, the majority of the Company’s revenue has been directly derived from the box-office revenues of its films. Accordingly, any decline in attendance at commercial IMAX theaters could materially and adversely affect several sources of key revenue streams for the Company.

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

As at December 31, 2011, the Company had approximately $14.9 million of U.S. consolidated federal tax and state tax net operating loss carryforwards. Realization of some or all of the benefit from these U.S. net tax operating losses is dependent on the absence of certain “ownership changes” of the Company’s common shares. An “ownership change,” as defined in the applicable federal income tax rules, would place possible limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income that the Company may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could significantly reduce or effectively eliminate the Company’s ability to use its U.S. net operating losses to offset any future taxable income.

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

At December 31, 2011, the Company’s sales backlog included 263 theater systems, consisting of 144 systems under sales arrangements and 119 theater systems under joint revenue sharing arrangements. The Company lists signed contracts for theater systems for which revenue has not been recognized as sales backlog prior to the time of revenue recognition. The total value of the sales backlog represents all signed theater system sale or lease agreements that are expected to be recognized as revenue in the future and includes initial fees along with the present value of fixed minimum ongoing fees due over the term, but excludes contingent fees in excess of fixed minimum ongoing fees that might be received in the future and maintenance and extended warranty fees. Notwithstanding the legal obligation to do so, not all of the Company’s customers with which it has signed contracts may accept delivery of theater systems that are included in the Company’s backlog. This could adversely affect the Company’s future revenues and cash flows. In addition, customers with theater system obligations in backlog sometimes request that the Company agree to modify or reduce such obligations, which the Company has agreed to in the past under certain circumstances. Customer requested delays in the installation of theater systems in backlog remain a recurring and unpredictable part of the Company’s business.

The Company’s operating results and cash flow can vary substantially from quarter to quarter and could increase the volatility of its share price.

The Company’s operating results and cash flow can fluctuate substantially from quarter to quarter. In particular, fluctuations in theater system installations and gross box office performance of IMAX DMR content can materially affect operating results. Factors that have affected the Company’s operating results and cash flow in the past, and are likely to affect its operating results and cash flow in the future, include, among other things:

•	the timing of signing and installation of new theater systems;

•	the timing and commercial success of films distributed to the Company’s theater network;

•	the demand for, and acceptance of, its products and services;

•	the recognition of revenue of sales and sales-type leases;

•	the classification of leases as sales-type versus operating leases;

•	the volume of orders received and that can be filled in the quarter;

•	the level of its sales backlog;

•	the signing of film distribution agreements;

•	the financial performance of IMAX theaters operated by the Company’s customers and by the Company;

•	financial difficulties faced by customers, particularly customers in the commercial exhibition industry;

•	the magnitude and timing of spending in relation to the Company’s research and development efforts and related investments as well as new business initiatives; and

•	the number and timing of joint revenue sharing arrangement installations, related capital expenditures and timing of related cash receipts.

Most of the Company’s operating expenses are fixed in the short term. The Company may be unable to rapidly adjust its spending to compensate for any unexpected shortfall in sales, joint revenue sharing arrangements revenue or IMAX DMR revenue which would harm quarterly operating results, although the results of any quarterly period are not necessarily indicative of its results for any other quarter or for a full fiscal year.

The Company’s theater system revenue can vary significantly from its cash flows under theater system sales or lease agreements.

The Company’s theater systems revenue can vary significantly from the associated cash flows. The Company often provides financing to customers for theater systems on a long-term basis through long-term leases or notes receivables. The terms of leases or notes receivable are typically 10 years. The Company’s sale and lease-type agreements typically provide for three major sources of cash flow related to theater systems:

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

Initial fees generally make up the vast majority of cash received under theater system sales or lease agreements for a theater arrangement.

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

The Company is listed on the NYSE and the Toronto Stock Exchange and its publicly traded shares have in the past experienced, and may continue to experience, significant price and volume fluctuations. This market volatility could reduce the market price of its common stock, regardless of the Company’s operating performance. A decline in the capital markets generally, or an adjustment in the market price or trading volumes of the Company’s publicly traded securities, may negatively affect its ability to raise capital, issue debt, secure customer business or retain employees. These factors, as well as general economic and geopolitical conditions, may have a material adverse effect on the market price of the Company’s publicly traded securities.

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

Under United States Generally Accepted Accounting Principles (“U.S. GAAP”), the Company reviews its long lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be qualitatively assessed when events or changes in circumstances arise or can be quantitatively tested for impairment on a subjective basis. Factors that may be considered a change in circumstances include (but are not limited to) a decline in stock price and market capitalization, declines in future cash flows, and slower growth rates in the Company’s industry. The Company may be required to record a significant charge to earnings in its financial statements during the period in which any impairment of its goodwill or long lived assets is determined.

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

The Company’s principal executive offices are located in Mississauga, Ontario, Canada, New York, New York, and Santa Monica, California. The Company’s principal facilities are as follows:

	Operation	Own/Lease	Expiration
Mississauga, Ontario(1)	Headquarters, Administrative, Assembly and Research and Development	Own	N/A
New York, New York	Executive	Lease	2014
Santa Monica, California	Sales, Marketing, Film Production and Post-Production	Lease	2013
Tokyo, Japan	Sales, Marketing and Maintenance	Lease	2013
Shanghai, China	Sales, Marketing, Maintenance and Administrative	Lease	2012
Beijing, Shanghai	Sales	Lease	2012
London, United Kingdom	Sales	Lease	2012
Moscow, Russia	Sales	Lease	2012
Paris, France	Sales	Lease	2012

(1)	This facility is subject to a charge in favor of Wells Fargo Capital Finance Corporation Canada (formerly Wachovia Capital Finance Corporation (Canada)) in connection with a secured term and revolving credit facility (see note 11 to the accompanying audited consolidated financial statements in Item 8).

Item 3.	Legal Proceedings

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

In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”), seeking damages as a result of E-City’s breach of a September 2000 lease agreement. An arbitration hearing took place in November 2005 against E-City which considered all claims by the Company. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. Further hearings took place in July 2006 and

December 2006. On August 24, 2007, the ICC issued an award unanimously in favor of the Company in the amount of $9.4 million, consisting of past and future rents owed to the Company under its lease agreements, plus interest and costs. In the award, the ICC upheld the validity and enforceability of the Company’s theater system contract. The Company thereafter submitted its application to the arbitration panel for interest and costs. On March 27, 2008, the arbitration plan issued a final award in favor of the Company in the amount of $11.3 million, plus an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid, which the Company is seeking to enforce and collect in full. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India. The Company has opposed that application on a number of grounds and seeks to have the ICC award recognized in India. That Mumbai proceeding is still pending. On June 24, 2011, the Company commenced an application to the Ontario Superior Court of Justice for recognition of the final award. On December 2, 2011, the Ontario court issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application. On January 18, 2012, the Company filed an application in New York State Supreme Court seeking recognition of the Ontario order in New York.

In June 2003, Robots of Mars, Inc. (“Robots”) initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to arbitration provisions in two film production agreements entered into in 1994 and 1995 between Robots’ predecessor-in-interest and a discontinued subsidiary of the Company (“Ridefilm”), asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with the contract. The Company discontinued its Ridefilm business through a sale of the Ridefilm business and its assets to a third party in March 2001. Robots sought an award of over $5.0 million in damages including contingent compensation that it claims was owed under two production agreements, damages for tort claims, and punitive damages. The arbitration hearings of this matter occurred in June and October 2009. The arbitrator issued a final award on March 16, 2011, awarding Robots $0.4 million in damages and $0.3 million in pre-judgment interest to date on its claim for breach of one of the Ridefilm production agreements. The arbitrator found in the Company’s favor on Robots’ tort claims, and awarded Robots no damages on its claim for breach of the second production agreement. Despite finding in the Company’s favor on the vast majority of Robots’ claims, the arbitrator awarded Robots $1.2 million in attorneys’ fees and costs pursuant to the attorneys’ fee provision set forth in the production agreements. Robots initiated two separate proceedings in California and in Ontario, Canada, to confirm the award. On July 13, 2011, a California district court granted Robots’ petition to confirm the award, and denied the Company’s petition to vacate the award. On August 18, 2011, the Company appealed the district court’s denial of its petition to vacate to the United States Court of Appeals for the Ninth Circuit. On January 12, 2012, the Company, Ridefilm and Robots entered into a confidential settlement agreement, pursuant to which the parties fully and finally resolved and settled all claims between them relating to this dispute. The Company dismissed the Ninth Circuit appeal on January 27, 2012, and is in the process of dismissing the Ontario proceedings.

The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock on the NASDAQ between February 27, 2003 and July 20, 2007 (the “U.S. Class”), alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. On April 14, 2011, the Court issued an order appointing The Merger Fund as the lead plantiff and Abbey Spanier Rodd & Abrams, LLP as lead plantiff’s counsel. On November 2, 2011, the parties entered into a memorandum of understanding containing the terms and conditions of a settlement of this action. On January 26, 2012, the parties executed and filed with the Court a formal stipulation of settlement and proposed form of notice to the class, which the Court preliminarily approved on February 1, 2012. Under the terms of the settlement, members of the U.S. Class who do not opt out of the settlement will release defendants from liability for all claims that were alleged in this action or could have been alleged in this action or any other proceeding (including the Canadian Action) relating to the purchase of IMAX securities on the NASDAQ from February 27, 2003 and July 20, 2007 or the subject matter and facts relating to this action. As part of the settlement and in exchange for the release, defendants will pay $12.0 million to a settlement fund which amount will be funded by the carriers of the Company’s directors and officers insurance policy and by PricewaterhouseCoopers LLP. The settlement is subject to court approval and the Court has not yet scheduled a date for a hearing to determine whether the settlement should be granted final approval.

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

In November 2009, the Company filed suit against Sanborn Theatres (“Sanborn”) in the United States District Court for the Central District of California alleging breach of Sanborn’s agreement to make payments for the purchase of two IMAX theater systems from the Company and seeking $1.7 million in compensatory damages. After granting Sanborn notice of default in connection with the failure to make required payments under the agreement and upon Sanborn’s failure to cure, the Company terminated its agreement with Sanborn. On May 11, 2010, Sanborn filed counterclaims against the Company and AMC Entertainment Inc. (“AMC Entertainment”) and Regal Cinemas, Inc. (“Regal”) in the United States District Court for the Central District of California alleging breach of contract, fraud and unfair competition against the Company and alleging intentional interference with contractual relations against AMC Entertainment and Regal. On June 16, 2011, the district court denied Sanborn’s motion for summary judgment on the Company’s complaint and for summary adjudication on Sanborn’s counterclaim. Sanborn agreed to voluntarily dismiss all counterclaims against AMC Entertainment with prejudice, and the court dismissed AMC Entertainment from the action on November 29, 2011. On October 28, 2011, the Company filed a motion for summary judgment on its breach of contract claim and on Sanborn’s counterclaims, and Regal filed a motion for summary judgment on Sanborn’s counterclaims; the district court denied both motions on January 13, 2012. The Company, Sanborn and Regal entered into a confidential settlement agreement effective February 12, 2012, pursuant to which the Company, Sanborn and Regal settled and resolved all claims relating to this dispute. On February 16, 2012, the Company and Sanborn filed with the district court a joint request for dismissal of the Company’s claim and Sanborn’s counterclaims against both the Company and Regal with prejudice.

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

There were no matters submitted to a vote of the security holders during the quarter ended December 31, 2011.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common shares are listed for trading under the trading symbol “IMAX” on the NYSE. Prior to February 11, 2011, the Company’s common shares were listed for trading on the NASDAQ Global Select Market (“NASDAQ”). The common shares are also listed on the TSX under the trading symbol “IMX.” The following table sets forth the range of high and low sales prices per share for the common shares on NASDAQ and the TSX.

	U.S. Dollars
	High	Low
NYSE
Year ended December 31, 2011
Fourth quarter	$21.43	$13.57
Third quarter	$32.60	$14.00
Second quarter	$37.26	$29.04
First quarter	$32.35	$25.57
Year ended December 31, 2010
Fourth quarter	$32.30	$16.93
Third quarter	$17.25	$12.10
Second quarter	$21.30	$14.28
First quarter	$18.26	$11.50

	Canadian Dollars
	High	Low
TSX
Year ended December 31, 2011
Fourth quarter	$21.83	$14.25
Third quarter	$31.94	$13.86
Second quarter	$36.40	$28.46
First quarter	$31.43	$25.53
Year ended December 31, 2010
Fourth quarter	$32.56	$17.20
Third quarter	$17.69	$12.78
Second quarter	$21.45	$15.02
First quarter	$18.56	$12.34

As at January 31, 2012, the Company had approximately 257 registered holders of record of the Company’s common shares.

Within the last three years, the Company has not paid and has no current plans to pay, cash dividends on its common shares. The payment of dividends by the Company is subject to certain restrictions under the terms of the Company’s indebtedness (see note 11 to the accompanying audited consolidated financial statements in Item 8 and “Liquidity and Capital Resources” in Item 7). The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Equity Compensation Plans

The following table sets forth information regarding the Company’s Equity Compensation Plan as at December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	7,200,721	$14.60	5,809,827
Equity compensation plans not approved by security holders	nil	nil	nil

Total	7,200,721	$14.60	5,809,827

Performance Graph

The following graph compares the total cumulative shareholder return for $100 invested (assumes that all dividends were reinvested) in common shares of the Company against the cumulative total return of the NYSE Composite Index, the S&P/TSX Composite Index and the Bloomberg Hollywood Reporter Index on December 31, 2006 to the end of the most recently completed fiscal year.

	31-Dec-06	31-Dec-07	31-Dec-08	31-Dec-09	31-Dec-10	31-Dec-11
IMAX	100.00	181.38	118.62	353.99	746.54	487.50
NYSE Composite	100.00	106.58	62.99	78.62	87.14	81.81
S&P/TSX Composite	100.00	93.13	51.84	81.15	100.84	90.03
Bloomberg Hollywood Reporter	100.00	89.36	44.92	72.32	93.53	76.23

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

This summary is based on the current provisions of the Income Tax Act (Canada), the regulations thereunder, all specific proposals to amend such Act and regulations publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof and the Company’s understanding of the administrative and assessing practices published in writing by the Canada Revenue Agency prior to the date hereof. This summary does not otherwise take into account any change in law or administrative practice, whether by judicial, governmental, legislative or administrative decision or action, nor does it take into account other federal or provincial, territorial or foreign tax consequences, which may vary from the Canadian federal income tax considerations described herein.

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

Dividends on Common Shares

Canadian withholding tax at a rate of 25.0% (subject to reduction under the provisions of any relevant tax treaty) will be payable on dividends (or amounts paid on account or in lieu of payment of, or in satisfaction of, dividends) paid or credited to a holder of common shares outside of Canada. Under the Canada—U.S. Income Tax Convention (1980), as amended (the “Canada—U.S. Income Tax Treaty”) the withholding tax rate is generally reduced to 15.0% for a holder entitled to the benefits of the Canada—U.S. Income Tax Treaty who is the beneficial owner of the dividends (or 5.0% if the holder is a company that owns at least 10.0% of the common shares).

Capital Gains and Losses

Subject to the provisions of any relevant tax treaty, capital gains realized by a holder on the disposition or deemed disposition of common shares held as capital property will not be subject to Canadian tax unless the common shares are taxable Canadian property (as defined in the Income Tax Act (Canada)), in which case the capital gains will be subject to Canadian tax at rates which will approximate those payable by a Canadian resident. Common shares generally will not be taxable Canadian property to a holder provided that, at the time of the disposition or deemed disposition, the common shares are listed on a designated stock exchange (which currently includes the TSX) unless at any time within the 60 month period immediately preceding such time (a) such holder, persons with whom such holder did not deal at arm’s length or such holder together with all such persons, owned 25.0% or more of the issued shares of any class or series of shares of the Company and (b) more than 50% of the fair market value of the common shares was derived directly or indirectly from one or any combination of (i) real or immovable property situated in Canada, (ii) Canadian resource properties, (iii) timber resource properties, and (iv) options in respect of, or interests in, or for civil law rights in, property described in any of paragraphs (i) to (iii), whether or not the property exists. In certain circumstances set out in the Income Tax Act (Canada), the common shares may be deemed to be taxable Canadian property. Under the Canada-U.S. Income Tax Treaty, a holder entitled to the benefits of the Canada—U.S. Income Tax Treaty and to whom the common shares are taxable Canadian property will not be subject to Canadian tax on the disposition or deemed disposition of the common shares unless at the time of disposition or deemed disposition, the value of the common shares is derived principally from real property situated in Canada.

Item 6.	Selected Financial Data

The selected financial data set forth below is derived from the consolidated financial information of the Company. The financial information has been prepared in accordance with U.S. GAAP. All financial information referred to herein is expressed in U.S. dollars unless otherwise noted.

	Years Ended December 31,
(In thousands of U.S. dollars, except per share amounts)	2011	2010	2009	2008	2007
Statements of Operations Data:
Revenue
Equipment and product sales	$85,016	$72,578	$57,304	$27,853	$32,500
Services	106,720	123,911	82,052	61,477	64,972
Rentals	34,810	46,936	25,758	8,207	7,107
Finance income	6,162	4,789	4,235	4,300	4,649
Other(1)	3,848	400	1,862	881	2,427

	236,556	248,614	171,211	102,718	111,655

Costs and expenses applicable to revenues
Equipment and product sales(2)(3)	38,742	36,394	29,040	17,182	21,546
Services(2)(3)	69,277	63,425	49,891	40,771	46,254
Rentals(3)	14,301	11,111	10,093	7,043	2,987
Other	1,018	32	635	169	50

	123,338	110,962	89,659	65,165	70,837

Gross margin	113,218	137,652	81,552	37,553	40,818
Selling, general and administrative expenses(4)	72,779	78,428	56,207	43,681	44,716
Provision for arbitration award(5)	2,055	—	—	—	—
Research and development	7,829	6,249	3,755	7,461	5,789
Amortization of intangibles	465	513	546	526	547
Receivable provisions, net of recoveries	1,570	1,443	1,067	1,977	1,795
Asset impairments(6)	28	45	180	—	485

Income (loss) from operations	28,492	50,974	19,797	(16,092)	(12,514)
Interest income	57	399	98	381	862
Interest expense	(1,827)	(1,885)	(13,845)	(17,707)	(17,093)
Loss on repurchase of Senior Notes due December 2010(7)	—	—	(579)	—	—

Income (loss) from continuing operations before income taxes	26,722	49,488	5,471	(33,418)	(28,745)
(Provision for) recovery of income taxes(8)	(9,388)	51,784	(274)	(92)	(472)
Loss from equity-accounted investments	(1,791)	(493)	—	—	—

Net income (loss) from continuing operations	15,543	100,779	5,197	(33,510)	(29,217)
Net (loss) income from discontinued operations(9)	—	—	(176)	(92)	2,277

Net income (loss)	$15,543	$100,779	$5,021	$(33,602)	$(26,940)

Net income (loss) per share:
Net income (loss) per share—basic:
Net income (loss) from continuing operations	$0.24	$1.59	$0.10	$(0.79)	$(0.72)
Net income from discontinued operations	$—	$—	$—	$—	$0.05

	$0.24	$1.59	$0.10	$(0.79)	$(0.67)

Net income (loss) per share—diluted:
Net income (loss) from continuing operations	$0.23	$1.51	$0.09	$(0.79)	$(0.72)
Net income from discontinued operations	$—	$—	$—	$—	$0.05

	$0.23	$1.51	$0.09	$(0.79)	$(0.67)

(1)	The Company enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater systems. During the period of time between signing and theater system installation, certain customers each year are unable to, or elect not to, proceed with the theater system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and/or the Company may terminate the arrangement by default or by entering into a consensual buyout. In these situations the parties are released from their future obligations under the arrangement, and the initial payments that the customer previously made to the Company and recognized as revenue are typically not refunded. In addition, the Company enters into agreements with customers to terminate their obligations for a theater system configuration and enter into a new arrangement for a different configuration. Other revenues from settlement arrangements were $3.8 million, $0.4 million, $1.9 million, $0.9 million, and $2.2 million in 2011, 2010, 2009, 2008 and 2007, respectively.

(2)	In 2011, the Company recognized a charge of $nil related to inventory. In prior years, the Company has recorded a charge to costs and expenses applicable to revenues, primarily for its film-based projector inventories, due to a reduction in the net realizable value resulting from the Company development of a digital projection system. Included for the periods 2007 through 2011 are the following inventory write-downs:

	2011	2010	2009	2008	2007
Equipment and product sales	$—	$827	$48	$2,397	$3,284
Services	—	172	849	93	564

	$—	$999	$897	$2,490	$3,848

(3)	The Company recorded advertising, marketing, and commission costs for the periods 2007 through 2011 as listed below:

	2011	2010	2009	2008	2007
Equipment and product sales	$2,394	$1,925	$2,041	$1,035	$810
Services	5,648	2,793	2,381	1,622	1,755
Rentals	5,432	4,236	3,405	1,788	177

Advertising, marketing, and commission costs	$13,474	$8,954	$7,827	$4,445	$2,742

(4)	Includes share-based compensation expense of $11.7 million, $26.0 million, $17.5 million, $1.0 million and $2.9 million for 2011, 2010, 2009, 2008 and 2007, respectively.
(5)	During 2011, the Company recorded a provision of $2.1 million regarding an award issued in connection with an arbitration proceeding brought against the Company, relating to agreements entered into in 1994 and 1995 by its former Ridefilm subsidiary, whose business the Company discontinued through a sale to a third party in March 2001. Subsequent to year-end the award was vacated as the parties entered into a confidential settlement agreement in which the parties agreed to dismiss any outstanding disputes among them. See note 13(c) of the audited consolidated financial statements in Item 8 of the Company’s 2011 Form-10K for more information.
(6)	In 2011, the Company recorded asset impairment charges of less than $0.1 million related to the impairment of assets of certain theater operations. Asset impairment charges amounted to less than $0.1 million, $0.2 million, $nil and $0.5 million in 2010, 2009, 2008 and 2007, respectively, after the Company assessed the carrying value of certain assets.
(7)	In 2009, the Company repurchased all of its outstanding $160.0 million aggregate principal amount of the Company’s 9.625% Senior Notes. The Company paid cash to reacquire its bonds, thereby releasing the Company from further obligations to various holders under the Indenture governing the Senior Notes. The Company accounted for the bond repurchase in accordance with the Debt Topic of the FASB Accounting Standards Codification whereby the net carrying amount of the debt extinguished was the face value of the bonds adjusted for any unamortized premium, discount and costs of issuance, which resulted in a loss of $0.6 million.
(8)	The recovery for income taxes in the year ended December 31, 2010 includes a net non-cash income tax benefit of $54.8 million related to a decrease in the valuation allowance for the Company’s deferred tax assets and other tax adjustments. This release of the valuation allowance was recorded after it was determined that realization of this deferred income tax benefit is now more likely than not based on current and anticipated future earnings trends.
(9)	In 2009, the Company closed its owned and operated Vancouver and Tempe IMAX theaters. The net (loss) income from the operation of the theaters are reflected as discontinued operations and disclosed in note 22(c) to the accompanying audited consolidated financial statements in Item 8, as there are no continuing cash flows from either a migration or a continuation of activities

BALANCE SHEET DATA

(in thousands of U.S. dollars)	As at December 31,
	2011	2010	2009	2008	2007
Cash and cash equivalents	$18,138	$30,390	$20,081	$27,017	$16,901
Total assets(1)	$406,236	$349,088	$247,545	$228,667	$207,982
Total indebtedness	$55,083	$17,500	$50,000	$180,000	$160,000
Total shareholders’ equity (deficiency)	$192,907	$158,458	$45,010	$(96,774)	$(85,370)

(1)	Includes the assets of discontinued operations.

QUARTERLY STATEMENTS OF OPERATIONS SUPPLEMENTARY DATA (UNAUDITED)

(in thousands of U.S. dollars, except per share amounts)	2011
	Q1	Q2	Q3	Q4
Revenues	$45,160	$57,232	$67,488	$66,676
Costs and expenses applicable to revenues	24,514	30,930	31,050	36,844

Gross margin	$20,646	$26,302	$36,438	$29,832

Net (loss) income	$(1,003)	$1,825	$8,392	$6,329

Net (loss) income per share—basic	$(0.02)	$0.03	$0.13	$0.10
Net (loss) income per share—diluted	$(0.02)	$0.03	$0.12	$0.10

	2010
	Q1	Q2	Q3	Q4(1)
Revenues	$72,784	$55,598	$51,069	$69,163
Costs and expenses applicable to revenues	24,484	28,558	25,140	32,780

Gross margin	$48,300	$27,040	$25,929	$36,383

Net income	$26,580	$13,302	$6,736	$54,161

Net income per share—basic	$0.42	$0.21	$0.11	$0.85
Net income per share—diluted	$0.40	$0.20	$0.10	$0.80

(1)	Net earnings from continuing operations for the fourth quarter of 2010 includes a release of the valuation allowance on deferred tax assets of $54.8 million. See note 9 to the accompanying audited consolidated financial statements in Item 8 for further details.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company’s principal business is the design and manufacture of premium theater systems (“IMAX theater systems”) and the sale, lease or contribution to customers under revenue-sharing arrangements of IMAX theater systems. The IMAX theater systems are based on proprietary and patented technology developed over the course of the Company’s 44-year history. The Company’s customers who purchase, lease or otherwise acquire the IMAX theater systems are theater exhibitors that operate commercial theaters (particularly multiplexes), museums, science centers, or destination entertainment sites. The Company generally does not own IMAX theaters, but licenses the use of its trademarks along with the sale, lease or contribution of its equipment. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.”

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

The Company believes the IMAX theater network is the most extensive premium theater network in the world with 634 IMAX theaters (517 commercial, 117 institutional) operating in 50 countries as at December 31, 2011. This compares to 518 IMAX theaters (396 commercial, 122 institutional) operating in 46 countries as at December 31, 2010.

Important factors that the Company’s Chief Executive Officer (“CEO”) Richard L. Gelfond uses in assessing the Company’s business and prospects include revenue, gross margins from the Company’s operating segments, the signing and financial performance of theater system arrangements (particularly its joint revenue sharing arrangements), film performance, installations, earnings from operations as adjusted for unusual items that the Company views as non-recurring, the securing of new film projects (particularly IMAX DMR films), the continuing ability to invest in and improve the Company’s technology to enhance its differentiation of presentation versus other cinematic experiences and the viability of new businesses, the overall execution, reliability and consumer acceptance of The IMAX Experience and related technologies and short- and long-term cash flow projections.

During 2011, the Company formed IMAX (Shanghai) Multimedia Technology Co., Ltd (“IMAX China”), a wholly-owned foreign subsidiary of the Company to further expand the Company’s presence in China, currently its second-largest and fastest-growing market. In September 2011, the Company announced the appointment of Mr. Jiande Chen to the position of Chief Executive Officer of IMAX China. As at December 31, 2011, IMAX China had offices in Shanghai and Beijing and 29 employees. On February 18, 2012, the U.S. and China announced an agreement to allow 14 additional IMAX or 3D format Hollywood films to be released in China, with distributors permitted to receive higher distribution fees. The Company believes this is an extremely positive development for its business in China and elsewhere.

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

The revenue earned from customers under the Company’s theater system lease or sales agreements can vary from quarter to quarter and year to year based on a number of factors including the mix of theater system configurations sold or leased, the timing of installation of the theater systems, the nature of the arrangement and other factors specific to individual contracts, although the typical rent or sales price for its various theater system configurations does not generally vary significantly from region to region. The Company has taken steps in recent years to accelerate the growth of the global IMAX theater network and the sale or lease of its products by developing a lower-cost theater system and a new digitally-based theater system, both designed to appeal to broader customer bases, particularly in commercial multiplex markets. Although these theater systems are lower-cost, the Company has endeavored to successfully maintain its per unit margins on a percentage basis and to maintain the aggregate revenues and gross margins through increased volume. The Company has signed a number of deals for digital upgrades to its commercial customers and intends to continue to sell these digital upgrades in the future at lower margins than its traditional deals for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers.

Revenues on theater system sales and sales-type leases are recognized at different times than when cash is collected.

The Company also offers certain commercial clients joint revenue sharing arrangements pursuant to which the Company provides the projection system, sound system, screen system and, if applicable, 3D glasses cleaning machine, theater design support, supervision of installation, projectionist training and the use of the IMAX brand (the “System Deliverable”) in return for a portion of the customer’s IMAX box-office receipts, concession revenue and in some cases a small upfront or initial payment. Pursuant to these revenue sharing arrangements, the Company retains title to the theater system (including the projector, the sound system and the projection screen) and rent payments are contingent, instead of fixed or determinable. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally non-cancellable by the customer unless the Company fails to perform its obligations. In certain cases, the contract provides certain thresholds that, if not met by either party, allow the other party to terminate the agreement. Joint revenue sharing arrangements generally have a 7 to 10-year initial term and may be renewed by the customer for an additional term.

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network, which has grown by approximately 123.8% since 2008. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a lease or sale arrangement. Since customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box office and concession revenue, joint revenue sharing arrangements also drive recurring cash flows and earnings for the Company. As the Company continues to expand its number of theaters under joint revenue sharing arrangements, the Company anticipates cash flows and earnings from joint revenue sharing arrangements will be increasingly an important driver of recurring revenue for the Company. The retirement of a significant portion of the Company’s debt during 2009, increased cash flows from operations during 2009, 2010 and 2011 and the Company’s expanded credit facility has allowed the Company the financial flexibility to fund the expansion of its joint revenue sharing strategy. The Company cautions that as an increasing portion of its revenues are derived from theaters under joint revenue sharing arrangements, it is increasingly subject to the success or failure of its IMAX DMR film slate. As at December 31, 2011, the Company has entered into joint revenue sharing arrangements for 376 systems, 257 of which were in operation as at December 31, 2011, a 50.3% increase as compared to the 171 joint revenue sharing arrangements open as at December 31, 2010.

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

See “Critical Accounting Policies” below for further discussion on the Company’s revenue recognition policies.

Theater Network

The following chart shows the number of the Company’s theater systems by configuration in the theater network as at December 31:

	2011		2010
	Theater Network Base		Theater Network Base
Flat Screen (2D)	26	(1)	30	(2)
Dome Screen (2D)	60		66
IMAX 3D Dome (3D)	2		3
IMAX 3D GT (3D)	69	(1)	80	(2)
IMAX 3D SR (3D)	28	(1)	44	(2)
IMAX MPX (3D)	6	(1)	19	(2)
IMAX digital (3D)	443	(1)	276	(2)

Total	634		518

(1)	In 2011, the Company upgraded 33 film-based IMAX theater systems to IMAX digital theater systems (all sales arrangements).
(2)	In 2010, the Company upgraded 32 film-based IMAX theater systems to IMAX digital theater systems (30 sales arrangements and 2 joint revenue sharing arrangements).

The Company installed 137 IMAX theater systems, not including digital upgrades, in 2011. At year-end, this reflected an increase of 22.4% for the overall IMAX theater network and 33.2% for the IMAX commercial multiplex theater network over the prior year.

Approximately 58.5% of IMAX systems in operation are located in the United States and Canada compared to 61.2% last year. Approximately 16.0% of IMAX theater systems arrangements in backlog are scheduled to be installed in the United States and Canada compared to 33.9% last year. The commercial exhibitor market in the United States and Canada represents an important customer base for the Company in terms of both collections under existing arrangements and potential future theater system contracts. The Company has targeted these operators for the sale or lease of its IMAX digital projection system, as well as for joint revenue sharing arrangements. While the Company is pleased with its progress in the U.S. and Canadian commercial exhibitor market, there is no assurance that the Company’s progress in those countries will continue, particularly as a higher percentage of markets are penetrated, or that the Company’s U.S. and Canadian commercial exhibitors will not encounter future financial difficulties. To minimize the Company’s credit risk in this area, the Company retains title to the underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

As at December 31, 2011, approximately 41.5% of IMAX systems in operation were located within international markets (defined as all countries other than the United States and Canada), as compared to 38.8% as at December 31, 2010. The Company expects growth in international markets to be an increasingly significant part of its business. Of the Company’s 209 theater signings in 2011, 155 were signings for theaters in international markets. Consequently, approximately 84.0% of IMAX theater system arrangements in backlog as at December 31, 2011 are scheduled to be installed within international markets, compared with 66.1% as at December 31, 2010. The Company intends to continue to seek international expansion in 2012, most notably in Greater China, India, Central and South America and Western Europe.

As at December 31, 2011, 191 (2010 – 145) of the 257 (2010 – 171) joint revenue sharing arrangements in operation, or 74.3% (2010 – 84.8%) were located in the United States and Canada, with the remaining 66 (2010 – 26) arrangements being located in international markets. The Company continues to seek to expand its number of joint revenue sharing arrangements it has in select international markets.

Sales Backlog

The Company’s sales backlog fluctuates in both number of systems and dollar value from quarter to quarter depending on the signing of new theater system arrangements, which adds to backlog, and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated theater. Sales backlog includes initial fees along with the estimated present value of contractual ongoing fees due over the lease term, but excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that may be received in the future. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, operating leases, letters of intent or long-term conditional theater commitments. Certain theater systems under joint revenue sharing arrangements carry a backlog value based on contracted upfront payments. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.

The Company’s sales backlog is as follows:

	December 31, 2011			December 31, 2010
	Number of Systems		Dollar Value (in thousands)	Number of Systems		Dollar Value (in thousands)
Sales and sale-type lease arrangements	144	(1)	$176,184	165	(1)	$179,231	(2)
Joint revenue sharing arrangements	119		21,516	59		n/a

	263		$197,700	224		$179,231

(1)	Includes 10 upgrades from film-based IMAX theater systems to IMAX digital theater systems as at December 31, 2011, and 25 upgrades from film-based IMAX theater systems to IMAX digital theater systems as at December 31, 2010.
(2)	Dollar value incorporates revisions based on contracts renegotiated subsequent to December 31, 2010.

The Company’s theater signings are as follows:

	Year Ended December 31,
	2011			2010
	Number of Systems		Dollar Value (in millions)	Number of Systems		Dollar Value (in millions)
Full new sales and sale-type lease arrangements	58	(1)	$75.1	95	(1)	$112.6
Joint revenue sharing arrangements	132	(2)	14.8	71	(2)	n/a

Total arrangements for new theaters	190		89.9	166		112.6
Digital upgrades under sales and sale-type lease arrangements	19	(3)	10.0	55	(3)	24.0

Total	209		$99.9	221		$136.6

(1)	Includes 12 installations in 2011 and 46 in backlog as at December 31, 2011 (24 installations in 2010 and 71 in backlog as at December 31, 2010).
(2)	Includes 41 installations in 2011 and 91 in backlog as at December 31, 2011 (20 installations in 2010 and 51 in backlog as at December 31, 2010).
(3)	Includes 8 installations in 2011 and 11 in backlog as at December 31, 2011 (28 installations in 2010 and 27 in backlog as at December 31, 2010).

The Company’s backlog of sales and sale-type lease arrangements can be segregated both by territory of future installation and by customer type. The percentage of backlog relevant to each territory (based on installed dollar value of anticipated theater system revenue as at December 31, 2011) is as follows: Asia—45.9%, Central and South America—24.5%, Europe—17.1%, North America (excluding Mexico)—9.4%, Middle East—2.4% and Africa—0.7%. In addition, 98.6% of backlog represents future installations to commercial theater customers and 1.4% to institutional customers.

The Company’s backlog of theater systems under joint revenue sharing arrangements can be segregated by both territory of future installation and by customer type. The percentage of backlog relevant to each territory (based on the number of systems at December 31, 2011) is as follows: Asia—74.0%, North America (excluding Mexico)—20.2%, Europe—4.2%, Japan—0.8% and Australia—0.8%. All 119 theater systems under joint revenue sharing arrangements in backlog are for commercial theater customers.

The Company estimates that approximately 100 (excluding digital upgrades) of the 263 theater systems arrangements currently in backlog will be installed in 2012, with the remainder being installed in subsequent periods. The Company also anticipates that it will install a number of the digital system upgrades in backlog in 2012. In addition, each year the Company installs a number of systems that are signed in that same calendar year. The Company expects that additional theater system arrangements not currently in backlog will be signed and installed in 2012. In 2011, 39% of the 137 new theaters installed were from theater agreements that were signed in the calendar year 2011. However, the Company cautions that theater system installations slip from period to period in the course of the Company’s business and such slippages remain a recurring and unpredictable part of its business. The configuration of the Company’s backlog as at December 31, 2011, by product type is disclosed on page 8 of the Company’s 2011 Form 10-K.

In the normal course of its business, from time to time the Company, will have customers who, for a number of reasons, including the inability to obtain certain consents, approvals or financing, are unable to proceed with a theater system installation. Once the determination is made that the customer will not proceed with installation, the agreement with the customer is generally terminated or amended. If the agreement is terminated, once the Company and the customer are released from all their future obligations under the agreement, all or a portion of the initial rents or fees that the customer previously made to the Company are recognized as revenue.

Film Production and Digital Re-Mastering (IMAX DMR)

The Company developed a proprietary technology to digitally re-master Hollywood films into IMAX digital cinema package (“DCP”) format or 15/70-format film at a modest cost incurred by the Company for exhibition in IMAX theaters. This system, known as IMAX DMR, digitally enhances the image resolution of motion picture films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. This technology opened the IMAX theater network up to releases of Hollywood films, particularly new films which are released to IMAX theaters simultaneously with their broader domestic release. The development of this technology was key to helping the Company execute its strategy of expanding its commercial theater network by establishing IMAX theaters as a key, premium distribution platform for Hollywood films. In 2011, 25 films converted through the IMAX DMR process were released to IMAX theaters (15 films converted through the IMAX DMR process were released in 2010). To date, the Company has announced the release of 16 IMAX DMR titles to IMAX theaters in 2012. The Company remains in active discussions with every major Hollywood studio regarding future titles for both 2012 and beyond, and expects a similar number of IMAX DMR films to be released to the IMAX network in 2012 as in 2011.

Films produced by the Company are typically financed through third parties, whereby the Company will generally receive a film production fee in exchange for producing the film and a distribution fee for distributing the film. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. The Company utilizes third-party funding for the majority of original films it produces and distributes. In 2011, the Company, along with Warner Bros. Pictures (“WB”), released Born to be Wild 3D: An IMAX 3D Experience. In 2010, the Company, along with WB, released Hubble 3D: An IMAX 3D Experience. In 2009, the Company, along with WB, released Under the Sea 3D: An IMAX 3D Experience. Furthermore, in April 2012, the Company, along with WB and MacGillivray Freeman Films, will release To the Arctic 3D: An IMAX 3D Experience.

Film Distribution

The Company is a significant distributor of large-format films. The Company generally distributes films which it produced or for which it has acquired distribution rights from independent producers. The Company generally receives a percentage of the theater box-office receipts as a distribution fee.

Other

As at December 31, 2011 and 2010, the Company had four owned and operated theaters. The results from theaters which closed in a prior year are presented as discontinued operations in prior years as the continuing cash flows are not generated from either a migration or a continuation of activities. In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to two theaters. Furthermore, the Company’s operations also include camera rentals and the sale of 3D glasses.

INTERNATIONAL ACTIVITIES

A significant portion of the Company’s sales are made to customers located outside the United States and Canada. During 2011, 2010, and 2009, approximately 46%, 39% and 40%, respectively, of the Company’s revenue was derived outside the United States and Canada. The Company believes that its international expansion is an important driver of future growth for the Company. In fact, during 2011, 47.6% of the Company’s gross box-office from DMR films was generated in international markets, as compared with 39.4% in 2010. In 2011, 155 of the Company’s 209 theater signings were for theaters in international markets. As at December 31, 2011, approximately 84.0% of IMAX theater systems arrangements in backlog were scheduled to be installed in international markets. Accordingly, the Company expects that international operations will continue to be a significant portion of the Company’s revenue in the future and the Company intends to actively expand its international presence, including by expanding its number of theaters under international joint revenue sharing arrangements.

During 2011, the Company formed IMAX (China) to enable further growth in China, the Company’s second-largest and fastest-growing market. As at December 31, 2011, the Company had 88 theaters operating in Greater China with an additional 124 theaters in backlog that are scheduled to be installed in Greater China by 2017. The Company believes that favorable market trends in China, including government initiatives to help enable cinema screen growth and to support the film industry, present opportunities for significant additional growth. In March 2011, the Company announced a 75-theatre joint revenue sharing arrangement with Wanda Cinema Line (“Wanda”), China’s top grossing cinema chain. This agreement with Wanda, which represents IMAX’s first full and largest revenue-sharing arrangement in China to date, bringing the total number of IMAX theaters open or in backlog in Greater China to 212. Under the terms of the new revenue sharing arrangement, IMAX installed its digital technology in 30 of Wanda’s multiplex locations in 2011, with the remaining theaters scheduled to be rolled out in 2012, 2013 and 2014. On February 18, 2012, the U.S. and China announced an agreement to allow 14 additional IMAX or 3D format Hollywood films to be released in China, with distributors permitted to receive higher distribution fees. The Company believes this is an extremely positive development for its business in China and elsewhere.

To support growth in international markets, the Company has sought to bolster its international film slate through international DMR opportunities, releases to select international markets and early international releases. During 2011, two Chinese IMAX DMR titles were released to IMAX theaters in Greater China, The Founding of the Party: The IMAX Experience and Flying Swords of Dragon Gate: An IMAX 3D Experience and one title in Korea, Sector 7: An IMAX 3D Experience. For 2012, Chinese Zodiac: An IMAX 3D Experience, a Chinese IMAX DMR film, and HOUBA! On the Trail of the Marsupilami: The IMAX Experience, a French IMAX DMR film, will be released to IMAX theaters and the Company expects to announce several additional IMAX international DMR films in both Asia and Europe. In recent years, the Company, along with its studio partners, has employed a strategy of releasing in select international markets, certain IMAX DMR films earlier than the films’ broader release. The Company anticipates announcing additional IMAX international early releases in the future.

During 2012, the Company intends to focus increasingly on a number of its less penetrated international markets, including Latin America, Western Europe and India. On January 17, 2012, the Company announced that it had restructured its master license agreement in South America with Giencourt Investments, S.A., in order to play a more active role in that market and to accelerate the roll-out of IMAX theaters across South America.

CRITICAL ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to selling prices associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; provisions for inventory obsolescence; ultimate revenues for film assets; impairment provisions for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post retirement assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historic experience, future expectations and other assumptions that are believed to be reasonable at the date of the consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in note 2 to its audited consolidated financial statements in Item 8 of the Company’s 2011 Form 10-K.

The Company considers the following significant estimates, assumptions and judgments to have the most significant effect on its results:

Revenue Recognition

The Company generates revenue from various sources as follows:

•

design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 50 countries as at December 31, 2011;

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

Multiple Element Arrangements

The Company’s revenue arrangements with certain customers may involve multiple elements consisting of a theater system (projector, sound system, screen system and, if applicable, 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation, and projectionist training; a license to use of the IMAX brand; 3D glasses; maintenance and extended warranty services; and licensing of films. The Company evaluates all elements in an arrangement to determine what are considered typical deliverables for accounting purposes and which of the deliverables represent separate units of accounting based on the applicable accounting guidance in the Leases Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”); the Guarantees Topic of the FASB ASC; the Entertainment—Films Topic of the FASB ASC; and the Revenue Recognition Topic of the FASB ASC. If separate units of accounting are either required under the relevant accounting standards or determined to be applicable under the Revenue Recognition Topic, the total consideration received or receivable in the arrangement is allocated based on the applicable guidance in the above noted standards.

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

Revenue from joint revenue sharing arrangements with upfront payments that qualify for classification as sales-type leases is recognized in accordance with the sales-type lease criteria discussed above. Contingent revenues from joint revenue sharing arrangements is recognized as box office results and concessions revenues are reported by the theater operator, provided collectibility is reasonably assured.

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

Finance Income

Finance income is recognized over the term of the lease or over the period of time specified in the sales arrangement, provided collectibility is reasonably assured. Finance income recognition ceases when the Company determines that the associated receivable is not collectible.

Finance income is suspended when the Company identifies a theater that is delinquent, non-responsive or not negotiating in good faith with the Company. Once the collectability issues are resolved the Company will resume recognition of finance income.

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

In addition, the Company could agree with customers to convert their obligations for other theater system configurations that have not yet been installed to arrangements to acquire or lease the IMAX digital theater system. The Company considers these situations to be a termination of the previous arrangement and origination of a new arrangement for the IMAX digital theater system. For all arrangements entered into or modified prior to the date of adoption of the amended FASB ASC 605-25, the Company continues to defer an amount of any initial fees received from the customer such that the aggregate of the fees deferred and the net present value of the future fixed initial and ongoing payments to be received from the customer equals the selling price of the IMAX digital theater system to be leased or acquired by the customer. Any residual portion of the initial fees received from the customer for the terminated theater system is recorded in Other revenues at the time when the obligation for the original theater system is terminated and the new theater system arrangement is signed. Under the amended FASB ASC 605-25, as described in note 2(n) to the accompanying notes to the audited consolidated financial statements, for all arrangements entered into or materially modified after the date of adoption, the total arrangement consideration to be received is allocated on a relative selling price basis to the digital upgrade and the termination of the previous theater system. The arrangement consideration allocated to the termination of the existing arrangement is recorded in Other revenues at the time when the obligation for the original theater system is terminated and the new theater system arrangement is signed.

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

Revenue from film production services where the Company does not hold the associated distribution rights are recognized in Service revenues when performance of the contractual service is complete, provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collectibility is reasonably assured.

Revenues from digitally re-mastering (IMAX DMR) films where third parties own or hold the copyrights and the rights to distribute the film are derived in the form of processing fees and recoupments calculated as a percentage of box-office receipts generated from the re-mastered films. Processing fees are recognized as Service revenues when the performance of the related re-mastering service is completed, provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectibility is reasonably assured. Recoupments, calculated as a percentage of box-office receipts, are recognized as Services revenues when box-office receipts are reported by the third party that owns or holds the related film rights, provided collectibility is reasonably assured.

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

In addition, the Company enters into commercial arrangements with third party theater owners resulting in the sharing of profits and losses which are recognized in Service revenues when reported by such theaters. The Company also provides management services to certain theaters and recognizes revenue over the term of such services.

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

Asset Impairments

The Company performs a qualitative, and when necessary quantitative, impairment test on its goodwill on an annual basis, coincident with the year-end, as well as in quarters where events or changes in circumstances suggest that the carrying amount may not be recoverable.

Goodwill impairment is assessed at the reporting unit level by comparing the unit’s carrying value, including goodwill, to the fair value of the unit. Significant estimates and judgment are involved in the impairment test. The carrying values of each unit are subject to allocations of certain assets and liabilities that the Company has applied in a systematic and rational manner. The fair value of the Company’s units is assessed using a discounted cash flow model. The model is constructed using the Company’s budget and long-range plan as a base.

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

Foreign Currency Translation

Monetary assets and liabilities of the Company’s operations which are denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the end of the period. Non-monetary items are translated at historical exchange rates. Revenue and expense transactions are translated at exchange rates prevalent at the transaction date. Such exchange gains and losses are included in the determination of earnings in the period in which they arise. The Company has determined that the functional currency of all its wholly-owned subsidiaries is the United States dollar.

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

Pension Plan and Postretirement Benefit Obligations Assumptions

The Company’s pension plan and postretirement benefit obligations and related costs are calculated using actuarial concepts, within the framework of the Compensation—Retirement Benefits Topic of the FASB ASC. A critical assumption to this accounting is the discount rate. The Company evaluates this critical assumption annually or when otherwise required to by accounting standards. Other assumptions include factors such as expected retirement date, mortality rate, rate of compensation increase, and estimates of inflation.

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

The discount rate used is a key assumption in the determination of the pension benefit obligation and expense. At December 31, 2011, a 1.0% change in the discount rate used could result in a $2.3 million — $2.9 million increase or decrease in the pension benefit obligation with a corresponding benefit or charge recognized in other comprehensive income in the year. A one year delay in Mr. Gelfond’s retirement date would increase the discount rate by 0.4% and would result in a $0.6 million reduction in the pension benefit obligation as at December 31, 2011.

Deferred Tax Asset Valuation

As at December 31, 2011, the Company had net deferred income tax assets of $50.0 million. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operating results, projected future operating results, reversing temporary differences, contracted sales backlog at December 31, 2011, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies. As at December 31, 2010, the Company had determined that based on the Company’s improved operating results in 2009 and 2010 and the Company’s assessment of projected future results of operations, realization of this deferred income tax benefit was more likely than not. As a result, the judgment about the need for this valuation allowance was changed and a reduction in the valuation allowance of $54.8 million was recorded in 2010 as a benefit within the recovery for income taxes from continuing operations. A further reduction in the valuation allowance of $1.9 million was made in 2011, of which $1.3 million was included in the provision for income taxes and $0.6 million was included directly to shareholder’s equity.

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

Impact of Recently Issued Accounting Pronouncements

See note 3 to the consolidated financial statements in Item 8 of the Company’s 2011 Form 10-K for information regarding the Company’s recent changes in accounting policies and the impact of recently issued accounting pronouncements impacting the Company.

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

On September 30, 2009, the Company closed its owned and operated Vancouver IMAX theater. The amount of loss to the Company pertaining to lease and guarantee obligations owing to the landlord was estimated at $0.3 million, which the Company recognized at September 30, 2009. In 2009, revenues for the Vancouver IMAX theater were $1.1 million and the Company recognized a loss of $0.1 million in 2009 from the operation of the theater. The above transactions are reflected as discontinued operations as there are no continuing cash flows from either a migration or a continuation of activities.

As a result of the closure of the Tempe and Vancouver IMAX theaters in 2009, the Company currently operates 4 theaters.

ASSET IMPAIRMENTS AND OTHER SIGNIFICANT CHARGES

The following table identifies the Company’s charges relating to the impairment of assets:

	Years Ended December 31,
(in thousands of U.S. dollars)	2011	2010	2009
Asset impairments
Property, plant and equipment(1)	$28	$45	$180
Other significant charges:
Accounts receivable	333	499	127
Financing receivables	1,237	944	1,377
Property, plant and equipment	356	—	—
Other intangible assets	—	64	—
Inventories	—	999	897

Total asset impairments and other significant charges	$1,954	$2,551	$2,581

(1)	The Company reclassified the owned and operated Vancouver and Tempe IMAX theaters’ operations from continuing operations to discontinued operations as it does not anticipate having significant future cash flows from these theaters or any involvement in the day to day operations of these theaters.

Asset Impairments

The Company recorded an asset impairment charge of less than $0.1 million against property, plant and equipment after the Company assessed the carrying value of certain asset groups in light of their future expected cash flows. The Company recognized that the carrying values for the assets exceeded the expected undiscounted future cash flows. During 2010 and 2009, the Company recorded total asset impairment charges of less than $0.1 million and $0.2 million, respectively.

Other Significant Charges

The Company recorded a net provision of $0.3 million in 2011 (2010 – $0.5 million, 2009 – $0.1 million) in accounts receivable.

In 2011, the Company also recorded a net provision of $1.2 million in financing receivables (2010 – $0.9 million, 2009 – $1.4 million) as the collectibility associated with certain financing receivables was uncertain.

The Company recorded a $1.0 million and $0.9 million provision in 2010 and 2009, respectively, in costs and expenses applicable to revenues due to a reduction in the net realizable value of its inventories. In 2010, the charge primarily resulted from a reduction in the net realizable value of its GT and SR film-based projector inventories and associated parts due to a further market shift away from film-based projector systems. In 2009, the charge primarily resulted from a reduction in the net realizable value resulting from the Company’s development of a proprietary digital projection system in July 2008, and its supplanting of the IMAX MPX projection system.

In 2011, the Company recorded a $0.4 million charge reflecting assets that no longer meet capitalization requirements as the assets were no longer in use. No such charges were recorded in 2010 and 2009.

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

RESULTS OF OPERATIONS

As identified in note 19 to the audited consolidated financial statements in Item 8 of the Company’s 2011 Form 10-K, the Company has seven reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; and other. The IMAX systems segment designs, manufactures, sells or leases IMAX theater projection system equipment. The theater system maintenance segment maintains IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment installs IMAX theater projection system equipment to an exhibitor in exchange for a certain percentage of box-office and concession revenue. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The other segment includes certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements in Item 8 of the Company’s 2011 Form 10-K.

The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations have been organized and discussed with respect to the above stated segments. Management feels that a discussion and analysis based on its segments is significantly more relevant as the Company’s consolidated statements of operations captions combine results from several segments.

The following table sets forth the breakdown of revenue and gross margin by segment:

	Revenue			Gross Margin
(In thousands of U.S. dollars)	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009
IMAX Systems
Sales and sales-type leases(1)	$81,310	$63,023	$53,923	$45,251	$31,452	$26,441
Ongoing rent, fees, and finance income(2)	11,890	12,981	10,581	11,678	12,531	9,075

	93,200	76,004	64,504	56,929	43,983	35,516

Theater System Maintenance	24,840	21,444	18,246	9,437	10,084	8,361

Joint Revenue Sharing Arrangements	30,764	41,757	21,598	17,605	31,703	13,261

Film
Production and IMAX DMR	50,592	63,462	35,648	23,574	41,159	19,979
Distribution	16,074	17,937	12,365	3,025	5,205	2,147
Post-production	8,235	7,702	3,604	2,985	2,891	939

	74,901	89,101	51,617	29,584	49,255	23,065

Other(3)	12,851	20,308	15,246	(337)	2,627	1,349

	$236,556	$248,614	$171,211	$113,218	$137,652	$81,552

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.
(3)	Excludes the impact of discontinued operations.

Year Ended December 31, 2011 versus Year Ended December 31, 2010

The Company reported net income of $15.5 million or $0.24 per basic share and $0.23 per diluted share for the year ended December 31, 2011 as compared to net income of $100.8 million or $1.59 per basic share and $1.51 per diluted share for the year ended December 31, 2010. The year ended December 31, 2010 included the record-breaking performance of the film Avatar: An IMAX 3D Experience. Net income for the year ended December 31, 2011 includes a deferred tax provision of $8.1 million or $0.12 per diluted share (2010 – $54.8 million or $0.82 per diluted share), a $1.6 million pre-tax charge or $0.02 per diluted share (2010 – $21.9 million or $0.33 per diluted share) for variable share-based compensation and a one-time $2.1 million pre-tax charge ($0.03 per diluted share) due to an arbitration award arising from an arbitration proceeding brought against the Company in connection with a discontinued subsidiary. Adjusted net income, which consists of net income excluding the impact of the deferred tax adjustment, variable share-based compensation and the charge for arbitration award was $27.3 million or $0.40 per diluted share for the year ended December 31, 2011 as compared to adjusted net income of $67.8 million or $1.02 per diluted share for the year ended December 31, 2010. A reconciliation of net income, the most directly comparable U.S. GAAP measure, to adjusted net income and adjusted net income per diluted share is presented in the table below:

	Year Ended December 31,
	2011		2010
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$15,543	$0.23	$100,779	$1.51
Adjustments:
Deferred tax provision	8,089	0.12	(54,793)	(0.82)
Variable stock compensation	1,607	0.02	21,857	0.33
Provision for arbitration award	2,055	0.03	—	—

Adjusted net income	$27,294	$0.40	$67,843	$1.02

Weighted average diluted shares outstanding		67,859		66,684

Revenues and Gross Margin

The Company’s revenues for the year ended December 31, 2011 decreased 4.8% to $236.6 million from $248.6 million in 2010 due to decreases in revenue from the Company’s film and joint revenue sharing arrangement segments partially offset by higher revenue from the IMAX systems segment. The year ended December 31, 2010, included the record breaking performance of Avatar: An IMAX 3D Experience. The gross margin across all segments in 2011 was $113.2 million, or 47.9% of total revenue, compared to $137.7 million, or 55.4% of total revenue in 2010.

IMAX Systems

IMAX systems revenue increased 22.6% to $93.2 million in 2011 as compared to $76.0 million in 2010, resulting primarily from the installation of 15 more new, full systems (excluding digital upgrades) under sales and sales-type leases as compared to the prior year.

Revenue from sales and sales-type leases increased 29.0% to $81.3 million in 2011 from $63.0 million in 2010. The Company recognized revenue on 50 full, new theater systems which qualified as either sales or sales-type leases in 2011, with a total value of $63.4 million, as compared to 35 in 2010 with a total value of $48.0 million. Additionally, the Company recognized revenue on 25 digital upgrades in 2011, with a total value of $11.6 million, as compared to 30 in 2010 with a total value of $12.7 million. Digital upgrades have lower sales prices and gross margin than a full theater installation. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers. There was one used system installed and recognized in 2011 with a total value of $1.2 million, as compared to 2 used systems with a total value of $1.5 million in 2010.

Average revenue per full, new sales and sales-type lease system was $1.3 million in 2011, which is slightly lower than the $1.4 million experienced in 2010. Average revenue per digital upgrade was $0.5 million in 2011, as compared to $0.4 million in 2010.

The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangement installations by theater system configuration for 2011 and 2010 is outlined in the table below:

	2011		2010
Sales and Sales-type lease systems—installed and recognized
2D SR Dome	—		1
IMAX 3D GT	1		1
IMAX 3D SR	—		2
IMAX digital	75	(1)	63	(3)

	76		67
IMAX digital—installed and deferred	8	(2)	—

	84		67
Joint revenue sharing arrangements—installed and operating
IMAX digital	86		56	(3)

	170		123

(1)	Includes the digital upgrade of 25 systems from film-based to digital.
(2)	Includes the digital upgrade of 8 systems (all sales arrangements) from film-based to digital.
(3)	Includes the digital upgrade of 32 systems (30 sales arrangements and 2 systems under joint revenue sharing arrangements) from film-based to digital.

As noted in the table above, 8 theater systems under a digital upgrade sales arrangement were installed in 2011 but revenue recognition was deferred. The arrangement contained provisions providing the customer with standard digital upgrades, which were installed, and a number of as-of-yet undeveloped upgrades. The Company’s policy is such that once the fair value for the undeveloped upgrade is established, the Company allocates total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a relative fair value basis and recognizes the revenue allocated to the delivered elements with their associated costs. If the arrangement is materially modified in the future such that contract consideration becomes fixed, the arrangement in its entirety would be subject to the provisions of the amended ASC 605-25 and the Company would be required to develop, absent an established selling price or third party evidence of the selling price for the undeveloped specified upgrade, a best-estimate selling price for the undeveloped specified upgrade, allocate the arrangement’s consideration on a relative selling price allocation basis, and recognize revenue on the delivered elements based on that allocation. In 2010, the Company did not defer any recognitions.

Settlement revenue was $3.8 million in 2011 as compared to $0.4 million in 2010.

IMAX theater systems gross margin from full, new sales and sales-type leases, excluding the impact of settlements and asset impairment charges, increased to 66.0% in 2011 from 65.0% in 2010. The gross margin on digital upgrades was $2.6 million in 2011 in comparison with $2.6 million in 2010. The gross margin on used systems was $0.1 million in 2011 in comparison with $0.3 million in 2010.

Ongoing rent revenue and finance income decreased to $11.9 million in 2011 from $13.0 million in 2010. Gross margin from ongoing rent and finance income decreased to $11.7 million in 2011 from $12.5 million in 2010. The change in revenue and gross margin is primarily due to additional contingent fees resulting from a stronger film slate in 2010, including the record-breaking performance of Avatar: An IMAX 3D Experience and the weaker performance of films in 2011, particularly animated films, offset slightly by a finance income on new systems under sales arrangements that began operations in 2011. Contingent fees included in this caption amounted to $2.7 million and $4.3 million in 2011 and 2010, respectively.

Theater System Maintenance

Theater system maintenance revenue increased 15.8% to $24.8 million in 2011 as compared to $21.4 million in 2010. Theater system maintenance gross margin decreased to $9.4 million in 2011 from $10.1 million in 2010 due to an increase in general service costs resulting from a larger theater network and preventative maintenance efforts expanded during the year. In 2010, the Company recorded a write-down of its film-based service parts inventories of $0.2 million due to the accelerated installation of the MPX system upgrades to digital based systems. Maintenance revenue continues to grow as the number of theaters in the IMAX network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network and the timing and nature of service visits in the period.

Joint Revenue Sharing Arrangements

Revenue from joint revenue sharing arrangements decreased 26.3% to $30.8 million in 2011 compared to $41.8 million in 2010. The Company ended the year with 257 theaters operating under joint revenue sharing arrangements as compared to 171 theaters at the end of 2010, an increase of 50.3%. The decrease in revenues from joint revenue sharing arrangements was primarily due to the lower per-screen gross box office realized from the films released to joint revenue sharing theaters during 2011, as compared to 2010, which included the record-breaking performance of Avatar: An IMAX 3D Experience, which contributed approximately $13.7 million in revenue from joint revenue sharing arrangements, offset slightly by the greater number of theaters operating. During 2011, the Company installed 86 full, new theaters under joint revenue sharing arrangements, as compared to 54 new theaters during 2010.

The gross margin from joint revenue sharing arrangements in 2011 decreased to $17.6 million compared to $31.7 million in 2010. The decrease was largely due to lower revenues and higher advertising, marketing and selling expenses experienced in the current year as compared to the prior year. Included in the 2011 gross margin were certain advertising, marketing, and selling expenses of $5.4 million, as compared to $4.2 million for such expenses in 2010. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses from both periods, was $23.0 million in 2011, compared to $35.9 million in 2010. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

(In thousands of U.S. Dollars)	2011	2010
Gross margin from joint revenue sharing arrangements	$17,605	$31,703
Add:
Advertising, marketing and selling expenses	5,432	4,236

Adjusted gross margin from joint revenue sharing arrangements	$23,037	$35,939

Film

The Company’s revenues from its film segments decreased 15.9% to $74.9 million in 2011 from $89.1 million in 2010.

Film production and IMAX DMR revenues decreased 20.3% to $50.6 million in 2011 from $63.5 million in 2010. The decrease in film production and IMAX DMR revenues was due primarily to a stronger film slate in 2010 as compared to 2011. 2011 featured fewer event type films released during the period, compared with the record breaking performance of Avatar: An IMAX 3D Experience during 2010, which contributed $187.9 million in IMAX gross box office and $18.6 million in DMR Revenue. In 2010, there were 10 films that recorded gross domestic box office of over $200.0 million, 9 of which were released to the IMAX network. By contrast, 6 films in 2011 recorded gross domestic box office of over $200.0 million, of which 4 were released to the IMAX network. IMAX DMR films released to IMAX theaters during the period, however, continued to significantly outperform lower-cost formats on a per screen basis. Gross box office generated by IMAX DMR films decreased 23.6% to $417.2 million in 2011 versus $545.9 million in 2010. Gross box office per screen for 2011 averaged $1,069,300, in comparison to $1,821,900 in 2010. In 2011, gross-box office was generated primarily from the exhibition of 26 films listed below, as compared to 16 films exhibited in 2010:

2011 Films Exhibited	2010 Films Exhibited
TRON: Legacy: An IMAX 3D Experience	Avatar: An IMAX 3D Experience
The Green Hornet: An IMAX 3D Experience	Alice in Wonderland: An IMAX 3D Experience
Tangled: An IMAX 3D Experience	How To Train Your Dragon: An IMAX 3D Experience
Sanctum: An IMAX 3D Experience	Iron Man 2: The IMAX Experience
I Am Number Four: The IMAX Experience	Shrek Forever After: An IMAX 3D Experience
Mars Needs Moms: An IMAX 3D Experience	Prince of Persia: The Sands of Time: The IMAX Experience
Sucker Punch: The IMAX Experience	Toy Story 3: An IMAX 3D Experience
Fast Five: The IMAX Experience	The Twilight Saga: Eclipse: The IMAX Experience
Thor: An IMAX 3D Experience	Inception: The IMAX Experience
Pirates of the Caribbean: On Stranger Tides: An IMAX 3D Experience	Aftershock: The IMAX Experience Resident Evil: Afterlife: An IMAX 3D Experience
The Founding of a Party: The IMAX Experience	Legends of the Guardian: The Owls of Ga’Hoole: An IMAX 3D Experience
Kung Fu Panda 2: An IMAX 3D Experience
Super 8: The IMAX Experience	Paranormal Activity 2: The IMAX Experience
Cars 2: An IMAX 3D Experience	Megamind: An IMAX 3D Experience
Transformers: Dark of the Moon: An IMAX 3D Experience	Harry Potter and the Deathly Hallows Part I: The IMAX Experience
Harry Potter and the Deathly Hallows Part II: An IMAX 3D Experience	Tron Legacy: An IMAX 3D Experience
Final Destination 5: An IMAX 3D Experience
Cowboys & Aliens: The IMAX Experience
Sector 7: An IMAX 3D Experience
Contagion: The IMAX Experience
Real Steel: The IMAX Experience
Puss in Boots: An IMAX 3D Experience
Happy Feet 2: An IMAX 3D Experience
Flying Swords of Dragon Gate: An IMAX 3D Experience
Mission: Impossible—Ghost Protocol: The IMAX Experience
The Adventures of Tintin: The Secret of the Unicorn: An IMAX 3D Experience

Film distribution revenues decreased 10.4% to $16.1 million in 2011 from $17.9 million in 2010 primarily due to lower revenues from the distribution of library films in ancillary markets. Film post-production revenues increased 6.9% to $8.2 million in 2011 from $7.7 million in 2010 primarily due to an increase in third party business.

The Company’s gross margin from its film segments decreased 39.9% in 2011 to $29.6 million from $49.3 million in 2010. Film production and IMAX DMR gross margins decreased to $23.6 million from $41.2 million in 2010 largely due to a decrease in IMAX DMR revenue resulting from the films exhibited in the current year as compared to the prior year. The film distribution margin of $3.0 million in 2011 was lower than the $5.2 million experienced in 2010, primarily due to the decrease in film distribution revenues. Film post-production gross margin increased by $0.1 million due to an increase in third party business as compared to the prior year.

Other

Other revenue decreased to $12.9 million in 2011 compared to $20.3 million in 2010. Other revenue primarily includes revenue generated from the Company’s owned and operated theaters, camera rentals and after market sales of projection system parts and 3D glasses. The decrease in other revenue was largely due to a decrease in revenue from theater operations attributable to a decrease in average ticket prices and attendance as result of comparatively weaker film performance in 2011 as compared to 2010.

The gross margin on other revenue was $3.0 million lower in 2011 as compared to 2010. In particular, the theater operations margin decreased $2.8 million from 2010 primarily due to a decrease in theater operations revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $72.8 million in 2011, as compared to $78.4 million in 2010. The $5.6 million decrease experienced from the prior year comparative period was largely the result of the following:

•	a $14.3 million decrease in the Company’s stock-based compensation (including a decrease of $20.3 million for variable share-based awards).

This decrease was offset by:

•

a $5.0 million increase in staff-related costs and compensation costs, including an increase in salaries and benefits of $3.8 million as a result of higher average Canadian dollar denominated salary expense, increased staffing and normal merit increase, partially offset by lower pension plan costs;

•

a $2.8 million increase due to foreign exchange. During the year ended December 31, 2011, the Company recorded a foreign exchange loss of $1.3 million due to the impact of a decrease in exchange rates on foreign currency denominated working capital balances and unmatured and un-hedged foreign currency forward contracts, as compared to a gain of $1.5 million recorded in 2010. See note 15(b) of the audited consolidated financial statements in Item 8 of the Company’s 2011 Form 10-K for more information; and

•	a $0.9 million increase in legal, professional and other general corporate expenditures.

Provision for Arbitration Award

During 2011, the Company recorded a provision of $2.1 million regarding an award issued in connection with an arbitration proceeding brought against the Company, relating to agreements entered into in 1994 and 1995 by its former Ridefilm subsidiary, whose business the Company discontinued through a sale to a third party in March 2001. On January 12, 2012, the Company, Ridefilm and Robots of Mars, Inc. (“Robots”) entered into a confidential settlement agreement, pursuant to which the parties fully and finally resolved and settled all claims between them relating to this dispute. See note 13(c) of the audited consolidated financial statements in Item 8 of the Company’s 2011 Form-10K for more information.

Research and Development

Research and development expenses increased to $7.8 million in 2011 compared to $6.2 million in 2010. The increased research and development expenses for 2011 compared to 2010 are primarily attributable to ongoing enhancements to the Company’s digital projection technology to ensure that the Company continues to provide the highest-quality, premier movie going experience available to consumers. In the fourth quarter of 2011, the Company announced the completion of a deal in which it secured certain exclusive license rights to a portfolio of intellectual property in the digital cinema field owned by the Eastman Kodak Company (“Kodak”), which the Company believes will support its efforts to deliver the highest quality digital content available to the largest IMAX film-based screens.

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables, amounted to a net provision of $1.6 million in 2011, as compared to $1.4 million in 2010.

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

Asset Impairments and Other Significant Charges

The Company recorded an asset impairment charge of less than $0.1 million, which is consistent with the prior year, against property, plant and equipment after the Company assessed the carrying value of certain assets in its theater operations segment in light of their future expected cash flows. The Company recognized that the carrying values for the assets exceeded the expected undiscounted future cash flows.

In 2010, the charge relating to inventory primarily resulted from a reduction in the net realizable value of its GT and SR film-based projector inventories and associated parts due to a further market shift away from the film-based projector systems. No such charges were recognized in 2011.

In 2011, the Company recorded a $0.4 million charge reflecting assets that no longer meet capitalization requirements as the assets were no longer in use. No such charges were recorded in 2010 and 2009.

Interest Income and Expense

Interest income decreased to less than $0.1 million in 2011, as compared to $0.4 million in 2010. The decrease was largely due to interest recorded during 2010 related to tax refunds.

Interest expense was consistent at $1.8 million in 2011 and 2010. Included in interest expense is the amortization of deferred finance costs in the amount of $0.4 million and $0.3 million in 2011 and 2010, respectively. The Company’s policy is to defer and amortize all the costs relating to a debt financing which are paid directly to the debt provider, over the life of the debt instrument.

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

There was a $1.9 million decrease in the valuation allowance resulting from utilization of loss carryforwards and deductible temporary differences against current period income and the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings. The Company recorded an income tax provision of $9.4 million for 2011, of which $0.1 million is related to a decrease in unrecognized tax benefits. For 2010, the Company recorded an income tax recovery of $51.8 million, of which $0.1 million was related to an increase in unrecognized tax benefits.

During the year ended December 31, 2011, after considering all available evidence, both positive (including recent profits, projected future profitability, backlog, carryforward periods for utilization of net operating loss carryovers and tax credits, discretionary deductions and other factors) and negative (including cumulative losses in past years and other factors), it was concluded that the valuation allowance against the Company’s deferred tax assets should be further reduced by approximately $1.9 million. The remaining $6.1 million balance in the valuation allowance as at December 31, 2011 is primarily attributable to certain U.S. federal and state net operating loss carryovers and federal tax credits that likely will expire without being utilized. As at December 31, 2010, the Company had determined that based on the improvement of the Company’s operating results in 2009 and 2010 and the Company’s assessment of projected future results of operations, realization of a deferred income tax benefit is now more likely than not. As a result, the judgment about the need for a full valuation allowance against deferred tax assets changed, and a reduction in the valuation allowance was recorded as a benefit within the recovery for income taxes from continuing operations. The recovery for income taxes in the year ended December 31, 2010 includes a net non-cash income tax benefit of $54.8 million in continuing operations related to a decrease in the valuation allowance for the Company’s deferred tax assets and other tax adjustments. The net income tax benefit during the year ended December 31, 2010 is primarily attributable to the estimated realization of deferred tax assets resulting from the utilization of deductible temporary differences and certain net operating loss carryforwards and tax credits against future years’ taxable income.

The Company anticipates utilizing the majority of its currently available tax attributes over the next three years.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 Investments—Equity Method and Joint Ventures (“ASC 323”). At December 31, 2011, the equity method of accounting is being utilized for an investment with a carrying value of $4.1 million (December 31, 2010 – $1.6 million). For the year ended December 31, 2011, gross revenues, cost of revenue and net loss for the investment were $2.3 million, $9.8 million and $17.7 million, respectively (2010 – $nil, $0.2 million and $4.3 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $1.8 million for 2011 compared to $0.5 million in 2010.

Pension Plan

The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors. As at December 31, 2011, the Company had an unfunded and accrued projected benefit obligation of approximately $19.0 million (December 31, 2010 – $18.1 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate. During 2010, the Company obtained $7.8 million representing the cash surrender value of the policies. These amounts were used to pay down the term loan under the Credit Facility and fund part of the $14.7 million lump sum payment made to Mr. Wechsler on August 1, 2010 under the SERP which settled in full Mr. Wechsler’s entitlement under the SERP.

The net periodic benefit cost was $0.5 million and $0.4 million in 2011 and 2010, respectively. The components of net periodic benefit cost were as follows:

	Years ended December 31
	2011	2010
Service cost	$—	$448
Interest cost	279	351
Amortization of actuarial gain	214	—
Realized actuarial gain on settlement of pension liability	—	(385)

Pension expense	$493	$414

The plan experienced an actuarial loss of $0.6 million during 2011, resulting primarily from a decrease in the Pension Benefit Guaranty Corporation (“PBGC”) published annuity interest rates used to determine the lump sum payment under the plan.

Under the terms of the SERP, if Mr. Gelfond’s employment had terminated other than for cause prior to August 1, 2010, he would have been entitled to receive SERP benefits in the form of monthly annuity payments until the earlier of a change in control or August 1, 2010, at which time he would have become entitled to receive remaining benefits in the form of a lump sum payment. If Mr. Gelfond’s employment is, or would have been, terminated other than for cause on or after August 1, 2010, he is, or would have been, entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. The term of Mr. Gelfond’s current employment agreement has been extended through December 31, 2013. Under the terms of the extension, Mr. Gelfond also agreed that any compensation earned during 2011, 2012 and 2013 would not be included in calculating this entitlement under the SERP.

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

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at December 31, 2011, the Company had an unfunded benefit obligation recorded of $0.5 million (December 31, 2010 – $0.5 million).

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

Stock-based compensation expense recognized under FASB ASC 718, “Compensation—Stock Compensation” (“ASC 718”) for 2011, 2010 and 2009 was $11.9 million, $27.7 million and $17.7 million, respectively.

Years Ended December 31, 2010 versus Years Ended December 31, 2009

The Company reported net income of $100.8 million or $1.59 per basic share and $1.51 per diluted share for the year ended December 31, 2010 as compared to net income of $5.0 million or $0.10 per basic share and $0.09 per diluted share for the year ended December 31, 2009. Net income for the year ended December 31, 2010 includes a $21.9 million pre-tax charge or $0.33 per diluted share (2009 – $15.4 million or $0.29 per diluted share) for variable share-based compensation largely due to the increase in the Company’s stock price during the year (from $13.31 per share at year-end 2009 to $28.07 per share at year-end 2010) and its impact on SARs and restricted common shares, which was offset by a non-cash tax recovery of $54.8 million or $0.82 per diluted share resulting from the release of a tax valuation allowance, relating to the expected reversal of future temporary differences (2009 – $nil). Adjusted net income, which consists of net income excluding the impact of variable share-based compensation and the non-cash tax benefit was $67.8 million or $1.02 per diluted share for the year ended December 31, 2010 as compared to adjusted net income of $20.5 million or $0.38 per diluted share for the year ended December 31, 2009. A reconciliation of net income, the most directly comparable U.S. GAAP measure, to adjusted net income and adjusted net income per diluted share is presented in the table below:

	Year Ended December 31,
	2010		2009
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$100,779	$1.51	$5,021	$0.09
Adjustments:
Variable stock compensation	21,857	0.33	15,436	0.29
Deferred tax recovery	(54,793)	(0.82)	—	—
Provision for arbitration award	—	—	—	—

Adjusted net income	$67,843	$1.02	$20,457	$0.38

Weighted average diluted shares outstanding		66,684		54,518

Revenues and Gross Margin

The Company’s revenues for the year ended December 31, 2010 increased by 45.2% to $248.6 million from $171.2 million in 2009 due to increases in revenue across all business segments. The gross margin across all segments in 2010 was $137.7 million, or 55.4% of total revenue, compared to $81.6 million, or 47.6% of total revenue in 2009. Improvements in margin occurred across all business lines.

IMAX Systems

IMAX systems revenue increased 17.8% to $76.0 million in 2010 as compared to $64.5 million in 2009, resulting primarily from a 55.8% increase in systems installed and recognized as compared to the prior year.

Revenue from sales and sales-type leases increased 16.9% to $63.0 million in 2010 from $53.9 million in 2009. The Company recognized revenue on 35 full, new theater systems which qualified as either sales or sales-type leases in 2010, with a total value of $48.0 million, as compared to 24 in 2009 with a total value of $37.0 million. Additionally, the Company recognized revenue on 2 used theater systems in 2010 with an aggregate value of $1.5 million, versus 3 used systems with a total value of $2.6 million that were recognized in 2009. The Company also recognized revenue on 30 digital upgrades in 2010, with a total value of $12.5 million, as compared to 16 in 2009 with a total value of $12.0 million. Included in 2009 are revenues associated with the installation of 4 MPX projection systems and their subsequent digital upgrades. The Company’s policy was to defer revenue recognition until such time as the fair value of the digital upgrade became known or the digital upgrade was delivered. Digital upgrades also have lower sales prices and gross margin than a full theater installation. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers.

Average revenue per sales and sales-type lease systems was $1.4 million in 2010 as compared to $1.5 million in 2009. Average revenue per digital upgrade was $0.4 million in 2010, as compared to $0.8 million for 2009. Average revenue per digital upgrade was higher during 2009 due to revenue associated with the installation of 4 MPX projection systems and their subsequent digital upgrades. Revenues associated with the installation of a projection system and its digital upgrade are typically higher than a single digital upgrade installation.

The breakdown in mix of sales and sales-type lease, operating lease and joint revenue sharing arrangement installations by theater system configuration in 2010 and 2009 is outlined in the table below:

	2010		2009
Sales and Sales-type lease systems—installed and recognized
2D SR Dome	1		1
IMAX 3D GT	1		3
IMAX 3D SR	2		4
IMAX digital	63	(1)	35	(2)

	67		43
Operating lease—installed and operating
IMAX 3D MPX(2)	—		1
Joint revenue sharing arrangements—installed and operating
IMAX digital	56	(1)	74	(2)

	123		118

(1)	Includes the digital upgrade of 32 systems (30 sales arrangements and 2 systems under joint revenue sharing arrangements) from film-based to digital.
(2)	Includes the digital upgrade of 25 systems (14 sales arrangements, 2 treated previously as operating lease arrangements and 9 systems under joint revenue sharing arrangements) from film-based to digital.

Until the end of the second quarter of 2009, the Company was not able to determine the fair value of a digital upgrade. Accordingly, the Company deferred all consideration received and receivable under such arrangements for the delivered MPX and the upgrade right, except for the amount allocated to maintenance and extended warranty services provided to the customers for the installed system. This revenue was deferred until the upgrade right expired, if applicable, or a digital upgrade was delivered. In the third quarter of 2009, the Company determined the fair value of digital upgrades and the upgrade rights. It is the Company’s policy that once a digital upgrade is provided or the fair value for the upgrade is established, the Company allocates total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a residual basis and recognizes the revenue allocated to the delivered elements with their associated costs. The

Company did not recognize revenue on any theater systems under a sales arrangement that was previously deferred during 2010. During 2009, 4 of the digital upgrades recognized related to a sales arrangement that had been previously deferred. At December 31, 2010 and 2009, there were no systems deferred under the Company’s digital upgrade policy.

Settlement revenue was $0.4 million in 2010 as compared to $2.0 million in 2009, which related primarily to consensual buyouts for uninstalled theater systems.

Sound systems revenue remained consistent at $0.5 million in 2010 as compared to 2009.

IMAX theater systems gross margin from full, new sales and sales-type leases, excluding the impact of settlements and asset impairment charges, increased to 65.0% in 2010 from 62.7% in 2009. The gross margin on digital upgrades, excluding the impact of settlements and asset impairment charges, was $2.6 million in 2010 in comparison with $5.1 million in 2009. The gross margin on used systems was $0.3 million in 2010 in comparison with $0.4 million in 2009.

Ongoing rent revenue and finance income increased to $13.0 million in 2010 from $10.6 million in 2009. Gross margin for ongoing rent and finance income increased to $12.5 million in 2010 from $9.1 million in 2009. The change in revenue and gross margin is a function of finance income on new systems under sales or lease agreements that began operations in 2010 and additional contingent fees resulting from strong film performance experienced during the year. Contingent fees included in this caption amounted to $4.3 million and $2.5 million in 2010 and 2009, respectively.

In 2010, the Company did not install and recognize revenue for any new theater systems that qualified as operating leases (excluding joint revenue sharing arrangements), as compared to one in 2009. In 2009, this theater system under an operating lease arrangement was upgraded to digital theater system under a sales arrangement. The Company recognizes revenue on operating leases ratably over the term of the leases.

Theater System Maintenance

Theater system maintenance revenue increased 17.5% to $21.4 million in 2010 as compared to $18.2 million in 2009. Theater system maintenance gross margin increased to $10.1 million in 2010 from $8.4 million in 2009. In 2010 and 2009, the Company recorded a write-down of its film-based service parts inventories of $0.2 million and $0.8 million, respectively, due to the accelerated installation of the MPX system upgrades to digital based systems. Absent this write-down, the margin would have been $10.3 million and $9.2 million in 2010 and 2009, respectively. Maintenance revenue continues to grow as the number of theaters in the IMAX network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network and the timing and nature of service visits in the period.

Joint Revenue Sharing Arrangements

Revenue from joint revenue sharing arrangements increased 93.3% to $41.8 million in 2010 compared to $21.6 million in 2009. The Company ended the year with 171 theaters operating under joint revenue sharing arrangements as compared to 117 theaters at the end of 2009, an increase of 46.2%. The increase in revenues from joint revenue sharing arrangements was due to the greater number of theaters operating in 2010 as compared to 2009, and stronger performance of the films exhibited in 2010 versus 2009, including Avatar: An IMAX 3D Experience, which is the highest grossing IMAX film of all time.

The gross margin from joint revenue sharing arrangements in 2010 increased to $31.7 million compared to $13.3 million in 2009. The increase was largely due to an increase in the number of joint revenue sharing theaters operating in 2010 as compared to 2009. Included in the 2010 gross margin were certain advertising, marketing and selling expenses of $4.2 million associated with the initial launch of 54 new joint revenue sharing theaters opened during the year, as compared to $3.4 million associated with the initial launch of 65 new theaters in 2009. Adjusted gross margin from joint revenue sharing arrangements excluding these expenses would have been $35.9 million in 2010, compared to $16.7 million in 2009. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

(In thousands of U.S. Dollars)	2010	2009
Gross margin from joint revenue sharing arrangements	$31,703	$13,261
Add:
Advertising, marketing and selling expenses	4,236	3,405

Adjusted gross margin from joint revenue sharing arrangements	$35,939	$16,666

Film

The Company’s revenues from its film segments increased 72.6% to $89.1 million in 2010 from $51.6 million in 2009.

Film production and IMAX DMR revenues increased 78.0% to $63.5 million in 2010 from $35.6 million in 2009. The increase in film production and IMAX DMR revenues was due primarily to the overall growth of the IMAX theater network and stronger film performance for the films exhibited, including Avatar: An IMAX 3D Experience. Gross box office generated by IMAX DMR films increased 101.6% to $545.9 million in 2010 versus $270.8 million in 2009. In 2010, gross box office was generated by the exhibition of 16 films listed below, as compared to 14 films exhibited in 2009:

2010 Films Exhibited	2009 Films Exhibited
Avatar: An IMAX 3D Experience	The Day the Earth Stood Still: The IMAX Experience
Alice in Wonderland: An IMAX 3D Experience	The Dark Knight: The IMAX Experience
How To Train Your Dragon: An IMAX 3D Experience	Jonas Bros: The 3D Concert Experience
Iron Man 2: The IMAX Experience	Watchmen: The IMAX Experience
Shrek Forever After: An IMAX 3D Experience	Monsters vs. Aliens: An IMAX 3D Experience
Prince of Persia: The Sands of Time: The IMAX Experience	Star Trek: The IMAX Experience
Toy Story 3: An IMAX 3D Experience	Night at the Museum: Battle of the Smithsonian: The IMAX Experience
The Twilight Saga: Eclipse: The IMAX Experience
Inception: The IMAX Experience	Transformers: Revenge of the Fallen: The IMAX Experience
Aftershock: The IMAX Experience	Harry Potter and the Half Blood Prince: An IMAX 3D Experience
Resident Evil: Afterlife: An IMAX 3D Experience	Cloudy with a Chance of Meatballs: An IMAX 3D Experience
Legends of the Guardian: The Owls of Ga’Hoole: An IMAX 3D Experience	Where the Wild Things Are: The IMAX Experience
Michael Jackson’s This Is It: The IMAX Experience
Paranormal Activity 2: The IMAX Experience	Disney’s A Christmas Carol: An IMAX 3D Experience
Megamind: An IMAX 3D Experience	Avatar: An IMAX 3D Experience
Harry Potter and the Deathly Hallows Part I: The IMAX Experience
Tron Legacy: An IMAX 3D Experience

Avatar: An IMAX 3D Experience broke all performance records for an IMAX DMR film. Through December 31, 2010, Avatar has generated total IMAX DMR gross box office revenue of over $242.0 million, with $187.9 million generated in 2010.

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

Other

Other revenue increased to $20.3 million in 2010 compared to $15.2 million in 2009. Other revenue primarily includes revenue generated from the Company’s owned and operated theaters, camera rentals and after market sales of projection system parts and 3D glasses. The increase in other revenue in 2010 was largely due to an increase in revenue from theater operations attributable increases in average ticket prices and attendance at certain of the Company’s owned theaters primarily due to the stronger performance of the films exhibited in 2010 as compared to 2009.

The gross margin on other revenue was $1.3 million higher in 2010 as compared to 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $78.4 million in 2010, as compared to $56.2 million in 2009. The $22.2 million increase experienced from the prior year comparative period was largely the result of the following:

•

an $8.5 million increase in the Company’s stock-based compensation expense (including a $6.4 million increase in charges for variable share-based awards) primarily due to an increase in the Company’s stock price during the period (an increase from $13.31 at year-end 2009 to $28.07 per share at year-end 2010, as compared to an increase from $4.46 per share at year-end 2008 to $13.31 per share at year end 2009) and its impact on variable awards such as SARs. The Company has no present intention to issue such variable awards in the future;

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

These increases were partially offset by a

•

a $1.4 million decrease in gains due to foreign exchange. During the year ended December 31, 2010, the Company recorded a foreign exchange gain of $1.5 million due to the impact of a decrease in exchange rates on foreign currency denominated working capital balances and unmatured and un-hedged foreign currency forward contracts as compared to a gain of $2.9 million recorded in 2009.

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

Asset Impairments and Other Significant Charges

The Company recorded an asset impairment charge of less than $0.1 million against fixed assets after the Company assessed the carrying value of certain assets in its other segment light of their future expected cash flows. In 2009, the Company recorded total asset impairment charges of $0.2 million.

The Company recorded a net provision of $0.5 million in 2010 (2009 – $0.1 million) in accounts receivable.

In 2010, the Company also recorded a net provision of $0.9 million in financing receivables (2009 – $1.4 million) as the collectibility associated with certain leases was uncertain.

In 2010, the Company recorded a charge of $1.0 million (2009 – $0.9 million) in costs and expenses applicable to revenues, primarily due to a reduction in the net realizable value of its GT and SR film-based projector inventories and associated parts due to a further market shift away from film-based projector systems. In 2009, the charge primarily resulted from a reduction in the net realizable value resulting from the Company’s introduction of a proprietary digital projection system in July 2008, and its supplanting of the IMAX MPX projection system.

Interest Income and Expenses

Interest income increased to $0.4 million in 2010, as compared to less than $0.1 million in 2009. The increase was largely due to interest recorded during 2010 related to tax refunds.

Interest expense decreased to $1.9 million in 2010 as compared to $13.8 million in 2009. In 2009, the Company repurchased all $160.0 million aggregate principal amount of the its outstanding 9.625% Senior Notes which resulted in a decrease in the Company’s interest expense for the year ended December 31, 2010. Included in interest expense is the amortization of deferred finance costs in the amount of $0.3 million and $1.0 million in 2010 and 2009, respectively. The Company’s policy is to defer and amortize all the costs relating to a debt financing which are paid directly to the debt provider, over the life of the debt instrument.

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

The Company anticipates utilizing the majority of its currently available tax attributes over the next three years.

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

Pension Plan

The Company has an unfunded defined benefit pension plan, the SERP, covering Messrs. Gelfond and Wechsler. As at December 31, 2010, the Company had an unfunded and accrued projected benefit obligation of approximately $18.1 million (December 31, 2009 – $29.9 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate. During the quarter ended June 30, 2010, the Company obtained $3.2 million representing the cash surrender value of Mr. Gelfond’s policy. The proceeds were used to pay down the term loan under the Company’s senior secured credit facility. During the quarter ended September 30, 2010, the Company obtained $4.6 million representing the cash surrender value of Mr. Wechsler’s policy. The amount was used as an offset against the $14.7 million lump sum payment made to Mr. Wechsler on August 1, 2010 under the SERP. As at December 31, 2009, the cash surrender value of these policies was $7.3 million.

The net periodic benefit cost was $0.4 million and $1.4 million in 2010 and 2009, respectively. The components of net periodic benefit cost were as follows:

	Years ended December 31
	2010	2009
Service cost	$448	$643
Interest cost	351	1,341
Amortization of prior service credit	—	145
Amortization of actuarial gain	—	(681)
Realized actuarial gain on settlement of pension liability	(385)	—

Pension expense	$414	$1,448

The pension obligation decreased from $29.9 million at December 31, 2009, to $18.1 million at December 31, 2010, resulting primarily from Mr. Wechsler receiving a lump sum payment of $14.7 million on August 1, 2010.

The plan experienced an actuarial loss of $2.6 million during 2010, resulting primarily from a decrease in the PBGC published annuity interest rates used to determine the lump sum payment under the plan.

Under the terms of the SERP, if Mr. Gelfond’s employment had terminated other than for cause prior to August 1, 2010, he would have been entitled to receive SERP benefits in the form of monthly annuity payments until the earlier of a change in control or August 1, 2010, at which time he would have become entitled to receive remaining benefits in the form of a lump sum payment. If Mr. Gelfond’s employment is terminated other than for cause after August 1, 2010, he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferral amount credited at the applicable federal rate for short-term obligations. The terms of Mr. Gelfond’s current employment agreed have been extended to the end of 2013.

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

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at December 31, 2010, the Company had an unfunded benefit obligation recorded of $0.5 million (December 31, 2009 – $0.5 million).

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718 for 2010 and 2009 was $27.7 million and $17.7 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

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

The Company’s indebtedness under the Credit Facility includes the following:

	December 31, 2011	December 31, 2010
Term Loan (under the Prior Credit Facility)	$—	$17,500
Revolving Credit Facility	55,083	—

	$55,083	$17,500

As at December 31, 2011, the Company’s current borrowing capacity under the revolving asset-based portion of the Credit Facility was $47.1 million after deduction for letters of credit of $3.0 million, settlement loss on foreign currency contracts of $0.8 million and the minimum Excess Availability reserve of $5.0 million (December 31, 2010 – $40.0 million) and borrowing capacity under the revolving term portion of the Credit Facility was $4.9 million.

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

The Company borrowed $29.6 million from the revolving term loan portion of the Credit Facility to repay $15.0 million in outstanding indebtedness under the revolving portion of the Prior Credit Facility and $14.6 million in outstanding indebtedness under the term loan portion of the Prior Credit Facility. The Company subsequently borrowed another $25.5 million under the revolving term loan portion of the Credit Facility.

The revolving asset-based portion of the Credit Facility bears interest, at the Company’s option, at (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. The revolving term loan portion of the Credit Facility also bears interest at the Company’s option, at (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. Under the Prior Credit Facility, the effective interest rate for the year ended December 31, 2011, for the term loan portion was 4.04% (2010 – 4.06%) and 2.97% for the revolving portion (2010 – 3.56%). Under the Credit Facility, the effective interest rate for the year ended December 31, 2011 for the revolving term loan portion was 2.50% (2010 – n/a). There was no amount drawn on the revolving asset-based portion of the Credit Facility.

The Credit Facility provides that the Company will be required to maintain a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1. The Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0. At all times under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. The ratio of funded debt to EBITDA was 0.82:1 as at December 31, 2011, where Funded Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $55.1 million. EBITDA is calculated as follows:

EBITDA per Credit Facility:

(In thousands of U.S. Dollars)
Net earnings	$15,543
Add (subtract):
Loss from equity accounted investments	1,791
Provision for income taxes	9,388
Interest expense net of interest income	1,770
Depreciation and amortization including film asset amortization(1)	24,775
Write-downs net of recoveries including asset impairments and receivable provisions(1)	1,954
Stock and other non-cash compensation	12,436

$67,657

(1)	See note 18 to the accompanying audited consolidated financial statements in Item 8.

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

Letters of Credit and Other Commitments

As at December 31, 2011, the Company has letters of credit and advance payment guarantees of $3.0 million outstanding (December 31, 2010 – $nil), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at December 31, 2011, the Company had letters of credit and advance payment guarantees outstanding of $0.8 million under the Bank of Montreal facility as compared to $2.4 million as at December 31, 2010.

Cash and Cash Equivalents

As at December 31, 2011, the Company’s principal sources of liquidity included cash and cash equivalents of $18.1 million, the Credit Facility, anticipated collection from trade accounts receivable of $46.7 million, anticipated collection from financing receivables due in the next 12 months of $12.8 million, payments expected in the next 12 months on existing backlog deals and cash receipts from theaters under joint revenue sharing arrangements. As at December 31, 2011, the Company had drawn down $nil (availability of $47.1 million) on the revolving asset-based portion of the Credit Facility and has availability of $4.9 million under the revolving term portion of the Credit Facility. In addition, the Company had letters of credit of $3.0 million outstanding under the Credit Facility and $0.8 million under the Bank of Montreal Facility.

During the year ended December 31, 2011, the Company’s operations provided cash of $6.2 million and the Company used cash of $61.0 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements, to purchase licenses and intellectual property related to certain digital technology and to purchase property, plant and equipment. Based on management’s current operating plan for 2012, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements and DMR agreements with studios. Cash flows from joint revenue sharing arrangements are derived from the theater box office and concession revenues and the Company invested directly in the roll out of 86 new theater systems under joint revenue sharing arrangements in 2011.

The Company believes that cash flow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to existing joint revenue sharing arrangements for the next 12 months.

The Company’s operating cash flow will be adversely affected if management’s projections of future signings for theater systems and film productions, installations and film performance are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2011 Form 10-K), there is no guarantee that the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

Operating Activities

The Company’s net cash provided by operating activities is affected by a number of factors, including the proceeds associated with new signings of theater system lease and sale agreements in the year, costs associated with contributing systems under joint revenue sharing arrangements, the box office performance of films distributed to IMAX theaters, increases or decreases in the Company’s operating expenses, including research and development, and the level of cash collections received from its customers.

Cash provided by operating activities amounted to $6.2 million in 2011. Changes in other non-cash operating assets as compared to 2010 include: an increase of $14.6 million in financing receivables; an increase of $7.5 million in accounts receivable; an increase of $1.3 million in inventories; an increase of $0.3 million in prepaid expenses; $1.0 million increase in other assets which includes a $0.4 million decrease in commissions and other deferred selling expenses and a $1.0 million decrease in insurance recoveries receivable and an increase in other assets of $2.4 million. Changes in other non-cash operating liabilities as compared to December 31, 2010 include: an increase in deferred revenue of $0.7 million related to amounts added to deferred revenue for backlog payments received in the current year, offset by amounts relieved from deferred revenue related to theater system installations; an increase in accounts payable of $5.6 million and a decrease of $31.0 million in accrued liabilities including payments of $23.7 million for variable stock-based compensation.

Included in accrued liabilities at December 31, 2011, was $19.0 million in respect of accrued pension obligations.

Investing Activities

Net cash used in investing activities amounted to $63.5 million in 2011 compared to $23.8 million in 2010, which includes an investment in joint revenue sharing equipment of $33.3 million, purchases of $5.5 million in property, plant and equipment, an additional investment in business ventures of $2.5 million and an increase in other intangible assets of $22.2 million.

Financing Activities

Net cash provided by financing activities in 2011, amounted to $45.1 million due to an increase in net bank indebtedness of $37.6 million and proceeds from the issuance of common shares from stock option exercises of $7.9 million, offset by a $0.3 million in payment of fees relating to the Credit Facility amendment.

Capital Expenditures

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, purchase of other intangible assets and investments in film assets were $73.3 million in 2011 as compared to $37.4 million in 2010. In 2012 the Company anticipates continued capital expenditures due in large part to the roll-out of theaters pursuant to joint revenue sharing arrangements.

Prior Year Cash Flow Activities

Net cash provided by operating activities amounted to $58.5 million in the year ended December 31, 2010. Changes in other non-cash operating assets and liabilities included a $11.9 million increase in financing receivables, an increase of $2.4 million in accounts receivable, an increase in inventories of $3.8 million, a $0.2 million increase in prepaid expenses, a $0.3 million increase in other assets which includes a $0.4 million increase in commissions and other deferred selling expenses and a $0.1 million decrease in insurance recoveries receivable, an increase in accounts payable of $0.1 million, an increase in deferred revenue of $15.7 million, related to amounts added to deferred revenue for backlog payments received offset by amounts relieved from deferred revenue related to theater system installations in 2010 and a decrease of $25.8 million in accrued liabilities largely due to a payment of pension benefits in the amount of $14.7 million and payments of $14.5 million in variable stock-based compensation. Net cash used in investing activities in the year ended December 31, 2010 amounted to $23.8 million, which includes an investment in joint revenue sharing equipment of $21.3 million, purchases of $5.3 million in property, plant and equipment, an investment in other assets of $0.7 million, investments in new business ventures of $3.6 million and an increase in other intangible assets of $0.7 million. Net cash used in financing activities in 2010 amounted to $24.2 million due to repayment of bank indebtedness of $32.5 million, offset by the proceeds from the issuance of common shares from stock option exercises.

Capital expenditures including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment net of sales proceeds and investments in film assets were $36.8 million in the year ended December 31, 2010.

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

CONTRACTUAL OBLIGATIONS

The following summarizes the Company’s contractual obligations and commercial commitments at December 31, 2011 that will be settled in future periods:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligations	2012	2013	2014	2015	2016	Thereafter

Pension obligations(1)	$19,676	$—	$—	$19,676	$—	$—	$—
Credit Facility(2)	55,083			—	55,083	—	—
Operating lease obligations(3)	13,196	6,536	2,983	1,332	511	511	1,323
Purchase obligations(4)	12,900	12,900	—	—	—	—	—
Postretirement benefits obligations	502	15	16	35	38	42	356
Capital lease obligations(5)	42	22	20	—	—	—	—

	$101,399	$19,473	$3,019	$21,043	$55,632	$553	$1,679

(1)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2013), although Mr. Gelfond has not informed the Company that he intends to retire at that time.
(2)	Interest on the Credit Facility is payable monthly in arrears based on the applicable variable rate and is not included above.
(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s properties in New York, Santa Monica, Shanghai and at the various owned and operated theaters.
(4)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
(5)	The Company’s total minimum annual payments to be made under capital leases, mostly consisting of payments for information technology hardware and various other fixed assets.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering Messrs. Gelfond and Wechsler. As at December 31, 2011, the Company had an unfunded and accrued projected benefit obligation of approximately $19.0 million (December 31, 2010 – $18.1 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate. During 2010, the Company obtained $7.8 million representing the cash surrender value of the policies. The proceeds were used to pay down the term loan under the Company’s senior secured credit facility and fund part of the $14.7 million lump sum payment made to Mr. Wechsler on August 1, 2010 under the SERP which settled in full Mr. Wechsler’s entitlement under the SERP. At December 31, 2011, the cash surrender value of these policies was $nil.

Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause after August 1, 2010, he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. The term of Mr. Gelfond’s current employment agreement has been extended through December 31, 2013. Under the terms of the extension, Mr. Gelfond also agreed that any compensation earned during 2011, 2012 and 2013 would not be included in calculating his entitlement under the SERP.

In 2010, under the terms of the SERP, the Company made a lump sum payment of $14.7 million to Mr. Wechsler in accordance with the terms of the plan, representing a settlement in full of Mr. Wechsler’s entitlement under the SERP.

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at December 31, 2011, the Company had an unfunded benefit obligation of $0.5 million (December 31, 2010 – $0.5 million).

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In China, The Company has incoming cash flows from its revenue generating theaters and ongoing operating expenses for the IMAX Shanghai Multimedia Technology Co., Ltd office in Renminbi. In Japan, the Company has ongoing operating expenses related to its operations. Net Renminbi and Japanese yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Japanese yen, Euros and Canadian dollars.

The Company manages its exposure to foreign exchange rate risks through its regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

For the year ended December 31, 2011, the Company recorded a foreign exchange loss on translation of foreign currency working capital balances and unhedged foreign currency forward contracts of $1.3 million as compared with a foreign exchange gain of $1.5 million in 2010.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies with settlement dates throughout 2012. In addition, at December 31, 2011, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered foreign currency hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The notional value of these contracts at December 31, 2011 was $20.6 million (December 31, 2010 – $12.7 million). A loss of $0.2 million was recorded to other comprehensive income with respect to the decline in the value of these contracts in 2011 (2010 – gain of $0.8 million). A gain of $0.7 million was reclassified from accumulated other comprehensive income (“AOCI”) to selling, general and administrative expenses in 2011 (2010 – gain of $0.7 million). Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB ASC are recorded to selling, general and administrative expenses. The notional value of forward contracts that do not qualify for hedge accounting at December 31, 2011 was $67.3 million (December 31, 2010 – $28.8 million).

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At December 31, 2011, the Company’s net investment in leases and working capital items denominated in Canadian dollars, Japanese Yen and Euros aggregated to $0.5 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2011, the potential change in the fair value of foreign currency-denominated net investment in leases and working capital items would be less than $0.1 million. A significant portion of the Company’s selling, general, and administrative expenses are denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at December 31, 2011, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at December 31, 2011, the Company’s borrowings under the Credit Facility were $55.1 million (December 31, 2010 – $17.5 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in the LIBOR. The Company had variable rate debt instruments representing approximately 25.8% and 9.2% of its total liabilities at December 31, 2011 and 2010, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at December 31, 2011.

At December 31, 2011, the Company is not exposed to any market risk for fixed rate debt as the Company repurchased all of the remaining $160.0 million of its Senior Notes due December 2010 in 2009.

Item 8.	Financial Statements and Supplementary Data

************

Report of Independent Registered Public Accounting Firm

To the Shareholders of IMAX Corporation:

We have audited the accompanying consolidated balance sheets of IMAX Corporation and its subsidiaries as of December 31, 2011 and December 31, 2010, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2011. In addition, we have audited the financial statement schedule listed in the index under Item 15(a)(2). We also have audited IMAX Corporation’s and its subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). IMAX Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A of its 2011 Annual Report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements, the financial statement schedule and the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and financial statement schedule are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMAX Corporation and its subsidiaries as of December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, IMAX Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ PricewaterhouseCoopers LLP
Chartered Accountants, Licensed Public Accountants
Toronto, Ontario
February 23, 2012

IMAX CORPORATION

CONSOLIDATED BALANCE SHEETS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

	As at December 31,
	2011	2010
Assets
Cash and cash equivalents	$18,138	$30,390
Accounts receivable, net of allowance for doubtful accounts of $1,840 (December 31, 2010—$1,988)	46,659	39,570
Financing receivables (notes 4 and 20(c))	86,714	73,601
Inventories (note 5)	19,747	15,275
Prepaid expenses	3,126	2,832
Film assets (note 6)	2,388	2,449
Property, plant and equipment (note 7)	101,253	74,035
Other assets (notes 8, 20(d) and 20(e))	14,238	12,350
Deferred income taxes (note 9)	50,033	57,122
Goodwill	39,027	39,027
Other intangible assets (note 10)	24,913	2,437

Total assets	$406,236	$349,088

Liabilities
Bank indebtedness (note 11)	$55,083	$17,500
Accounts payable	28,985	20,384
Accrued and other liabilities (notes 6, 12(a), 12(c), 13, 14(c), 20(b), 20(d), 21 and 23)	54,803	78,994
Deferred revenue	74,458	73,752

Total liabilities	213,329	190,630

Commitments and contingencies (notes 12 and 13)
Shareholders’ equity
Capital stock (note 14) common shares—no par value. Authorized—unlimited number.
Issued and outstanding—65,052,740 (December 31, 2010—64,145,573)	303,395	292,977
Other equity	17,510	7,687
Deficit	(125,666)	(141,209)
Accumulated other comprehensive loss	(2,332)	(997)

Total shareholders’ equity	192,907	158,458

Total liabilities and shareholders’ equity	$406,236	$349,088

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues
Equipment and product sales	$85,016	$72,578	$57,304
Services (note 15(c))	106,720	123,911	82,052
Rentals (note 15(c))	34,810	46,936	25,758
Finance income	6,162	4,789	4,235
Other (note 15(a))	3,848	400	1,862

	236,556	248,614	171,211

Costs and expenses applicable to revenues (note 2(n))
Equipment and product sales	38,742	36,394	29,040
Services (note 15(c))	69,277	63,425	49,891
Rentals	14,301	11,111	10,093
Other	1,018	32	635

	123,338	110,962	89,659

Gross margin	113,218	137,652	81,552
Selling, general and administrative expenses (note 15(b))	72,779	78,428	56,207
(including share-based compensation expense of $11.7 million, $26.0 million and $17.5 million for 2011, 2010, 2009, respectively)
Provision for arbitration award (note 13(c))	2,055	—	—
Research and development	7,829	6,249	3,755
Amortization of intangibles	465	513	546
Receivable provisions, net of recoveries (note 16)	1,570	1,443	1,067
Asset impairments (note 17)	28	45	180

Income from operations	28,492	50,974	19,797
Interest income	57	399	98
Interest expense	(1,827)	(1,885)	(13,845)
Loss on repurchase of Senior Notes due December 2010	—	—	(579)

Income from continuing operations before income taxes	26,722	49,488	5,471
(Provision for) recovery of income taxes	(9,388)	51,784	(274)
Loss from equity-accounted investments	(1,791)	(493)	—

Income from continuing operations	15,543	100,779	5,197
Loss from discontinued operations (note 22(c))	—	—	(176)

Net income	$15,543	$100,779	$5,021

Net income per share: (note 14(d))
Net income per share—basic:
Net income per share from continuing operations	$0.24	$1.59	$0.10
Net loss per share from discontinued operations	—	—	—

	$0.24	$1.59	$0.10

Net income per share—diluted:
Net income per share from continuing operations	$0.23	$1.51	$0.09
Net loss per share from discontinued operations	—	—	—

	$0.23	$1.51	$0.09

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

	Years Ended December 31,
	2011	2010	2009
Net income	$15,543	$100,779	$5,021
Amortization of defined benefit plan prior service costs (note 21(a))	—	—	145
Unrealized defined benefit plan actuarial loss (note 21(a))	(603)	(2,646)	(2,391)
Realized actuarial gain on settlement of pension liability (note 21(a))	—	(385)	—
Amortization of defined benefit plan actuarial loss (gain) (note 21(a))	214	—	(681)
Unrealized (loss) gain on cash flow hedging instruments (note 20(d))	(162)	797	1,656
Realization of cash flow hedging gains upon settlement (note 20(d))	(684)	(665)	(1,296)
Unrealized change in market value of available-for-sale investment (note 20(b))	(488)	—	—

Other comprehensive loss, before tax:	(1,723)	(2,899)	(2,567)
Income tax benefit allocated to other comprehensive loss (note 9(h))	388	996	5

Comprehensive income	$14,208	$98,876	$2,459

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

	Years Ended December 31,
	2011	2010	2009
Cash provided by (used in):
Operating Activities
Net income	$15,543	$100,779	$5,021
Net loss from discontinued operations (note 22)	—	—	176
Items not involving cash:
Depreciation and amortization (notes 18(c) and 19(a))	25,163	20,536	19,051
Write-downs, net of recoveries (notes 18(d) and 19(a))	1,954	2,551	2,581
Change in deferred income taxes	8,089	(54,275)	8
Stock and other non-cash compensation	12,436	28,195	19,183
Provision for arbitration award (note 13(c))	2,055	—	—
Unrealized foreign currency exchange loss (gain)	1,255	(865)	(974)
Loss on repurchase of Senior Notes due December 2010	—	—	579
Loss from equity-accounted investments	1,791	493	—
Gain on non-cash contribution to equity-accounted investees	(404)	—	—
Change in cash surrender value of life insurance	—	(107)	(330)
Investment in film assets	(12,256)	(10,139)	(9,235)
Changes in other non-cash operating assets and liabilities (note 18(a))	(49,379)	(28,682)	(21,885)
Net cash used in operating activities from discontinued operations	—	—	(393)

Net cash provided by operating activities	6,247	58,486	13,782

Investing Activities
Purchase of property, plant and equipment	(5,528)	(5,338)	(1,426)
Investment in joint revenue sharing equipment	(33,290)	(21,275)	(25,072)
Investment in new business ventures	(2,483)	(3,636)	—
Cash surrender value of life insurance	—	7,797	—
Acquisition of other assets	—	(691)	(748)
Acquisition of other intangible assets	(22,206)	(681)	(320)

Net cash used in investing activities	(63,507)	(23,824)	(27,566)

Financing Activities
Increase in bank indebtedness (note 11)	75,083	—	55,000
Repayment of bank indebtedness (note 11)	(37,500)	(32,500)	(25,000)
Credit facility amendment fees paid	(306)	—	(671)
Repurchase of Senior Notes due December 2010	—	—	(159,104)
Common shares issued—public offerings, net of offering expenses paid (note 14(b))	—	—	130,774
Common shares issued— stock options exercised (note 14(b))	7,864	8,276	6,332
Shelf registration fees paid	—	—	(150)

Net cash provided (used in) by financing activities	45,141	(24,224)	7,181

Effects of exchange rate changes on cash	(133)	(129)	(333)

(Decrease) increase in cash and cash equivalents during year	(12,252)	10,309	(6,936)
Cash and cash equivalents, beginning of year	30,390	20,081	27,017

Cash and cash equivalents, end of year	$18,138	$30,390	$20,081

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

	Number of Common Shares Issued and Outstanding	Capital Stock	Other Equity	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficiency)
Balance as at December 31, 2008	43,490,631	$141,584	$5,183	$(247,009)	$3,468	$(96,774)
Common shares issued for public offering	18,034,706	130,682	—	—	—	130,682
Net income	—	—	—	5,021	—	5,021
Paid-in capital for non-employee stock options granted (note 14(c))	—	—	215	—	—	215
Employee stock options exercised	1,103,091	6,391	(962)	—	—	5,429
Non-employee stock options exercised	203,546	1,391	(488)	—	—	903
Paid-in capital for employee stock options granted (note 14(c))	—	—	2,096	—	—	2,096
Unrecognized defined benefit plan prior service costs (net of income tax provision of $38) (note 21)	—	—	—	—	107	107
Unrecognized defined benefit plan actuarial loss (net of income tax provision of $3) (note 21)	—	—	—	—	(3,075)	(3,075)
Unrealized net gain on cash flow hedging instruments (net of income tax recovery of $46) (note 20)	—	—	—	—	406	406

Balance as at December 31, 2009	62,831,974	$280,048	$6,044	$(241,988)	$906	$45,010
Net income	—	—	—	100,779	—	100,779
Paid-in capital for non-employee stock options granted (note 14(c))	—	—	383	—	—	383
Employee stock options exercised	1,090,782	8,063	(1,696)	—	—	6,367
Non-employee stock options exercised	222,817	3,016	(1,102)	—	—	1,914
Paid-in capital for employee stock options granted (note 14(c))	—	—	4,058	—	—	4,058
Unrecognized defined benefit plan actuarial loss (net of income tax recovery of $661) (note 21)	—	—	—	—	(1,985)	(1,985)
Unrealized net gain on cash flow hedging instruments (net of income tax provision of $182)(note 20)	—	—	—	—	(50)	(50)
Tax recovery related to share issuance expenses	—	1,850	—	—	—	1,850
Realized actuarial gain on settlement of defined pension plan liability (net of income tax recovery of $517)(note 21)	—	—	—	—	132	132

Balance as at December 31, 2010	64,145,573	$292,977	$7,687	$(141,209)	$(997)	$158,458
Net income	—	—	—	15,543	—	15,543
Paid-in capital for non-employee stock options granted (note 14(c))	—	—	2,375	—	—	2,375
Employee stock options exercised	763,056	5,173	(731)	—	—	4,442
Non-employee stock options exercised	144,111	5,245	(1,823)	—	—	3,422
Paid-in capital for employee stock options granted (note 14(c))	—	—	9,391	—	—	9,391
Utilization of windfall tax benefits from employee stock options (note 9(f))	—	—	611	—	—	611
Unrealized defined benefit plan actuarial loss (net of income tax recovery of $145) (note 21)	—	—	—	—	(458)	(458)
Unrealized loss on cash flow hedging instruments (net of income tax recovery of $45) (note 20)	—	—	—	—	(117)	(117)
Realization of cash flow hedging gains upon settlement (net of income tax recovery of $190) (note 20)	—	—	—	—	(494)	(494)
Unrealized change in market value of available-for-sale investment (net of income tax recovery of $61) (note 20)	—	—	—	—	(427)	(427)
Amortization of defined benefit plan actuarial loss (net of income tax provision of $53) (note 21)	—	—	—	—	161	161

Balance as at December 31, 2011	65,052,740	$303,395	$17,510	$(125,666)	$(2,332)	$192,907

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

In accordance with United States Generally Accepted Accounting Principles

(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

1. Description of the Business

IMAX Corporation together with its consolidated wholly-owned subsidiaries (the “Company”) is an entertainment technology company specializing in digital and film-based motion picture technologies, whose principal activities are the:

•

design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 50 countries as at December 31, 2011;

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

The Company’s finance income represents interest income arising from the sales-type leases and financed sales of the Company’s theater systems.

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

During 2011, the Company formed IMAX (Shanghai) Multimedia Technology Co., Ltd (“IMAX China”), a wholly-owned foreign subsidiary of the Company.

The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). The Company has 8 film production companies that are VIEs. For 2 of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets of $nil (December 31, 2010 – $nil) and total liabilities of $nil as at December 31, 2011 (December 31, 2010 – $nil). For the other 6 film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at December 31, 2011, these 6 VIEs have total assets of $12.7 million (December 31, 2010 – $11.1 million) and total liabilities of $12.7 million (December 31, 2010 – $11.1 million). Earnings of the investees included in the Company’s consolidated statement of operations amounted to $nil in 2011 (2010 – $nil). The carrying value of these investments in VIEs that are not consolidated is $nil at December 31, 2011 (December 31, 2010 – $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the consolidated statement of operations.

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 Investments—Equity Method and Joint Ventures (“ASC 323”) and the FASB ASC 320 Investments in Debt and Equity Securities (“ASC 320”), as appropriate. At December 31, 2011, the equity method of accounting is being utilized for an investment with a carrying value of $4.1 million (December 31, 2010 – $1.6 million). The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. In addition, during 2010, the Company made an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under ASC 320 and is recorded at its fair value of $1.0 million at December 31, 2011 (December 31, 2010—$1.5 million). This investment is classified as an available-for-sale investment. The total carrying value of investments in new business ventures at December 31, 2011 and December 31, 2010 is $5.1 million and $3.1 million, respectively, and is recorded in Other Assets.

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments convertible to a known amount of cash and with an original maturity of three months or less to be cash equivalents.

(d) Short-Term Investments

Short-term investments have maturities of more than three months and less than one year from the date of purchase.

As at December 31, 2011 and 2010, the Company did not hold any short-term investments.

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

For trade accounts receivable that have characteristics of both a contractual maturity of one year or less, and arose from the sale of other goods or services, the Company charges off the balance against the allowance for doubtful accounts when it is known that a provided amount will not be collected.

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

(h) Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives as follows:

Theater system components(1)	—	over the equipment’s anticipated useful life (7 to 20 years)
Camera equipment	—	5 to 10 years
Buildings	—	20 to 25 years
Office and production equipment	—	3 to 5 years
Leasehold improvements	—	over the shorter of the initial term of the underlying leases plus any reasonably assured renewal terms, and the useful life of the asset

(1)	includes equipment under joint revenue sharing arrangements.

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

Other assets include insurance recoveries, deferred charges on debt financing, deferred selling costs that are direct and incremental to the acquisition of sales contracts, foreign currency derivative gains, lease incentives and investments in new business ventures.

Costs of debt financing are deferred and amortized over the term of the debt.

Selling costs related to an arrangement incurred prior to recognition of the related revenue are deferred and expensed to costs and expenses applicable to revenues upon (i) recognition of the contract’s theater system revenue or (ii) abandonment of the sale arrangement.

Foreign currency derivative gains are accounted for at fair value using quoted prices in closed exchanges (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy).

The Company may provide lease incentives to certain exhibitors which are essential to entering into the respective lease arrangement. Lease incentives include payments made to or on behalf of the exhibitor. These lease incentives are recognized as a reduction in rental revenue on a straight-line basis over the term of the lease.

Investments in new business ventures are accounted for using ASC 323 as described in note 2(a). The Company currently accounts for its 10.1% investment in 3net, a 3D television channel operated by a limited liability corporation owned by the Company, using the equity method of accounting. The Company accounts for in-kind contributions to its equity investment in accordance with ASC 845 Non-Monetary Transactions (“ASC 845”) whereby if the fair value of the asset or assets contributed is greater than the carrying value a partial gain shall be recognized.

The Company’s investment in debt securities is classified as an available-for-sale investment in accordance with ASC 320. Unrealized holding gains and losses for this investment is excluded from earnings and reported in other comprehensive income until realized. Realization occurs upon sale or a portion of or the entire investment. The investment is impaired if the fair value is less than cost, which is assessed in each reporting period. When the Company intends to sell a specifically identified beneficial interest, a write-down for other-than-temporary impairment shall be recognized in earnings.

(j)	Goodwill

Goodwill represents the excess of purchase price over the fair value of net identifiable assets acquired in a purchase business combination. Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or circumstances indicate that the asset might be impaired. The Company first assesses certain qualitative factors to determine whether the existence of events or circumstances leads to determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carry amount, then performing the two-step impairment test is unnecessary. When necessary, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any, by comparing the fair value of each identifiable asset and liability in the reporting unit to the total fair value of the reporting unit. Any impairment loss is expensed in the consolidated statement of operations and is not reversed if the fair value subsequently increases.

(k)	Other Intangible Assets

Patents, trademarks and other intangibles are recorded at cost and are amortized on a straight-line basis over estimated useful lives ranging from 4 to 10 years except for intangible assets that have an identifiable pattern of consumption of the economic benefit of the asset, which are amortized over the consumption pattern.

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

(n) Revenue Recognition

Multiple Element Arrangements

The Company’s revenue arrangements with certain customers may involve multiple elements consisting of a theater system (projector, sound system, screen system and, if applicable, 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation, and projectionist training; a license to use of the IMAX brand; 3D glasses; maintenance and extended warranty services; and licensing of films. The Company evaluates all elements in an arrangement to determine what are considered deliverables for accounting purposes and which of the deliverables represent separate units of accounting based on the applicable accounting guidance in the Leases Topic of the FASB ASC; the Guarantees Topic of the FASB ASC; the Entertainment—Films Topic of FASB ASC; and the Revenue Recognition Topic of the FASB. If separate units of accounting are either required under the relevant accounting standards or determined to be applicable under the Revenue Recognition Topic, the total consideration received or receivable in the arrangement is allocated based on the applicable guidance in the above noted standards.

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

In a certain sales arrangement not subject to the provisions of the amended FASB ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements” (“ASC 605-25”), as the arrangement was entered into before January 1, 2011 and not materially modified subsequently, the Company provided a customer with digital upgrades on several systems, including several specified upgrades to an as-of-yet undeveloped product. At the current-period-end, the Company has not yet established the fair value of this product, and as a result, the Company cannot determine the arrangement’s consideration nor its allocation of consideration between delivered and undelivered items. Consequently, revenue recognition has been deferred for all delivered items in the arrangement. Once the Company determines an objective and reliable fair value of the undeveloped specified upgrade, the Company will be able to calculate total arrangement consideration and consequently, the Company will be able to recognize revenue on the delivered elements of the arrangement. If the arrangement is materially modified in the future such that contract consideration becomes fixed, the arrangement in its entirety would be subject to the provisions of the amended FASB ASC 605-25 and the Company would be required to develop, absent an established selling price for the undeveloped specified upgrade, a best estimated selling price for the undeveloped specified upgrade, allocate the arrangement’s consideration on a relative selling price allocation basis, and recognize revenue on the delivered elements based on that allocation.

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

Revenue from joint revenue sharing arrangements with upfront payments that qualify for classification as sales-type leases is recognized in accordance with the sales-type lease criteria discussed above. Contingent revenues from joint revenue sharing arrangements is recognized as box office results and concessions revenues are reported by the theater operator, provided collectibility is reasonably assured.

Finance Income

Finance income is recognized over the term of the sales-type lease or financed sales receivable, provided collectibility is reasonably assured. Finance income recognition ceases when the Company determines that the associated receivable is not collectible.

Finance income is suspended when the Company identifies a theater that is delinquent, non-responsive or not negotiating in good faith with the Company. Once the collectability issues are resolved the Company will resume recognition of finance income.

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

Cost of Equipment and Product Sales

Theater systems and other equipment subject to sales-type leases and sales arrangements includes the cost of the equipment and costs related to project management, design, delivery and installation supervision services as applicable. The costs related to theater systems under sales and sales-type lease arrangements are relieved from inventory to costs and expenses applicable to revenues-equipment and product sales when revenue recognition criteria are met. In addition, the Company defers direct selling costs such as sales commissions and other amounts related to these contracts until the related revenue is recognized. These costs included in costs and expenses applicable to revenues-equipment and product sales, totaled $2.4 million in 2011 (2010—$1.9 million, 2009—$2.0 million). The cost of equipment and product sales prior to direct selling costs was $36.3 million in

2011 (2010 – $34.5 million, 2009 – $27.0 million). The Company may have warranty obligations at or after the time revenue is recognized which require replacement of certain parts that do not affect the functionality of the theater system or services. The costs for warranty obligations for known issues are accrued as charges to costs and expenses applicable to revenues-equipment and product sales at the time revenue is recognized based on the Company’s past historical experience and cost estimates.

Cost of Rentals

For theater systems and other equipment subject to an operating lease or placed in a theater operators’ venue under a joint revenue sharing arrangement, the cost of equipment and those costs that result directly from and are essential to the arrangement, is included within property, plant and equipment. Depreciation and impairment losses, if any, are included in cost of rentals based on the accounting policy set out in note 2(h). Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned, which is typically the month of installation. These costs totaled $2.3 million in 2011 (2010 – $2.1 million, 2009 – $1.6 million). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $3.2 million in 2011 (2010 – $2.1 million, 2009 – $1.8 million).

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

In addition, the Company could agree with customers to convert their obligations for other theater system configurations that have not yet been installed to arrangements to acquire or lease the IMAX digital theater system. The Company considers these situations to be a termination of the previous arrangement and origination of a new arrangement for the IMAX digital theater system. For all arrangements entered into or modified prior to the date of adoption of the amended FASB ASC 605-25, the Company continues to defer an amount of any initial fees received from the customer such that the aggregate of the fees deferred and the net present value of the future fixed initial and ongoing payments to be received from the customer equals the selling price of the IMAX digital theater system to be leased or acquired by the customer. Any residual portion of the initial fees received from the customer for the terminated theater system is recorded in other revenues at the time when the obligation for the original theater system is terminated and the new theater system arrangement is signed. Under the amended FASB ASC 605-25, for all arrangements entered into or materially modified after the date of adoption, the total arrangement consideration to be received is allocated on a relative selling price basis to the digital upgrade and the termination of the previous theater system. The arrangement consideration allocated to the termination of the existing arrangement is recorded in Other revenues at the time when the obligation for the original theater system is terminated and the new theater system arrangement is signed.

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

Film Production and IMAX DMR Services

In certain film arrangements, the Company produces a film financed by third parties whereby the third party retains the copyright and the Company obtains exclusive distribution rights. Under these arrangements, the Company is entitled to receive a fixed fee or to retain as a fee the excess of funding over cost of production (the “production fee”). The third parties receive a portion of the revenues received by the Company from distributing the film, which is charged to costs and expenses applicable to revenues-services. The production fees are deferred, and recognized as a reduction in the cost of the film based on the ratio of the Company’s distribution revenues recognized in the current period to the ultimate distribution revenues expected from the film. Film exploitation costs, including advertising and marketing totaled $3.8 million in 2011 (2010 – $2.1 million, 2009 – $1.6 million) and are recorded in costs and expenses applicable to revenues-services as incurred.

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

Film Distribution

Revenue from the licensing of films is recognized in Services revenues when persuasive evidence of a licensing arrangement exists, the film has been completed and delivered, the license period has begun, the fee is fixed or determinable and collectibility is reasonably assured. When license fees are based on a percentage of box-office receipts, revenue is recognized when box-office receipts are reported by exhibitors, provided collectibility is reasonably assured. Film exploitation costs, including advertising and marketing, totaled $1.9 million in 2011 (2010 – $0.7 million, 2009 – $0.8 million) and are recorded in costs and expenses applicable to revenues-services as incurred.

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

(o) Research and Development

Research and development costs are expensed as incurred and primarily include projector and sound parts, labor, consulting fees, allocation of overheads and other related materials which pertain to the Company’s development of ongoing product and services. Research and development costs pertaining to fixed and intangible assets that have alternative future uses are capitalized and amortized under their related policies.

(p) Foreign Currency Translation

Monetary assets and liabilities of the Company’s operations which are denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the end of the period. Non-monetary items are translated at historical exchange rates. Revenue and expense transactions are translated at exchange rates prevalent at the transaction date. Such exchange gains and losses are included in the determination of earnings in the period in which they arise. The Company has determined that the functional currency of all its wholly-owned subsidiaries is the United States dollar.

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

The Company utilizes a lattice-binomial option-pricing model (“Binomial Model”) to determine the fair value of stock-based payment awards. The fair value determined by the Binomial Model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Binomial Model also considers the expected exercise multiple which is the multiple of exercise price to grant price at which exercises are expected to occur on average. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the Binomial Model best provides a fair measure of the fair value of the Company’s employee stock options. See note 14(c) for the assumptions used to determine the fair value of stock-based payment awards.

Stock-based compensation expense includes compensation cost for employee stock-based payment awards granted and all modified, repurchased or cancelled employee awards. In addition, compensation expense includes the compensation cost, based on the grant-date fair value calculated for pro forma disclosures under ASC 718-10-55, for the portion of awards for which required service had not been rendered that were outstanding. Compensation expense for these employee awards is recognized using the straight-line single-option method. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been adjusted for estimated forfeitures. The Codification requires forfeitures to be estimated at the time of grant and revised, if subsequent information indicates that the actual forfeitures are likely to be different from previous estimates. The Company utilizes the market yield on U.S. treasury securities (also known as nominal rate) over the contractual term of the instrument being issued.

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

(r) Pension Plans and Postretirement Benefits

The Company has a defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”). As the Company’s SERP is unfunded, as at December 31, 2011, a liability is recognized for the projected benefit obligation.

Assumptions used in computing the defined benefit obligations are reviewed annually by management in consultation with its actuaries and adjusted for current conditions. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefits cost are recognized as a component of other comprehensive income. Amounts recognized in accumulated other comprehensive income including unrecognized actuarial gains or losses and prior service costs are adjusted as they are subsequently recognized in the consolidated statement of operations as components of net periodic benefit cost. Prior service costs resulting from the pension plan inception or amendments are amortized over the expected future service life of the employees, cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation are amortized over the expected average remaining service life of the employees, and current service costs are expensed when earned. The remaining weighted average future service life of the employee for the year ended December 31, 2011 was 2.0 years.

For defined contribution pension plans, required contributions by the Company are recorded as an expense.

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

The FASB ASC Guarantees Topic requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. Disclosures as required under the accounting guidance have been included in note 13(h).

3. New Accounting Standards and Accounting Changes

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

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-14”). ASU 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. The amendments in this update are effective, on a prospective basis, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. On January 1, 2011, the Company adopted the accounting requirements in ASU 2009-14. The application of this amended standard does not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) to amend topic ASC 820 “Fair Value Measurements and Disclosures,” by improving disclosure requirements in order to increase transparency in financial reporting. ASU 2010-06 requires that an entity disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. On January 1, 2010, the Company adopted the disclosure amendments in ASU 2010-06, except for the amendments to Level 3 fair value measurements as described above, and has expanded disclosures as presented in note 20. On January 1, 2011, the Company adopted the disclosure amendments in ASU 2010-06 pertaining to Level 3 fair value measurements and has expanded disclosures as presented in note 20(b).

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. It is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. On December 31, 2010, the Company adopted the disclosure requirements in ASU 2010-20 and has expanded disclosures as presented in note 20(c).

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). The objective of ASU 2010-28 is to address questions about entities with reporting units with zero or negative carrying amounts. The amendments in ASU 2010-28 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists by considering whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is applicable to all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. On January 1, 2011, the Company adopted the accounting requirements in ASU 2010-28. This amended standard does not have an impact on the Company’s consolidated financial statements at this time as the Company does not have any reporting units with zero or negative amounts for goodwill impairment testing purposes.

In January 2011, the FASB issued ASU No. 2011-01, “Receivables (ASC Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring in Update No. 2010-20” (“ASU 2011-01”) which delays the effective date of disclosure requirements for troubled debt restructurings in ASU 2010-20 for public entities. This guidance is effective immediately. The adoption of ASU 2011-01 did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (ASC Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring in Update No 2010-20” (“ASU 2011-02”). ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. For public entities, the amendments in ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption. The amendments in ASU 2011-02 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). The amendments contained within this update require that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The objective of this amendment is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, on a retrospective basis. Early application by public entities is permitted. See discussion below for the Company’s adoption of this standard.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). The amendments contained within this update are intended to simplify how entities test goodwill for impairment. Under the amendments in this update, an entity has the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. For all entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, on a retrospective basis. Early adoption is permitted. The Company has elected to early adopt the amendments contained in ASU 2011-08. As a result, the Company made a qualitative assessment to determine whether it was more likely than not that goodwill impairment exists as at December 31, 2011. It was determined that goodwill impairment does not exist as at December 31, 2011.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 allows the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented and to consider the operational concerns about the presentation requirements for such reclassification adjustments. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments, entities are to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by the amendments in ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The Company has elected to early adopt ASU 2011-05 and, by default, the new disclosure requirements of ASU 2011-12. For the fiscal year ending December 31, 2011, the Company has presented a separate consolidated statement of comprehensive income and has removed the disclosure previously provided in the consolidated statements of shareholders’ equity.

Recently Issued FASB Accounting Standard Codification Updates

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The standards set forth in ASU 2011-04 supersede most of the accounting guidance currently found in Topic 820 of the FASB’s ASC. The amendments will improve comparability of fair value measurements presented and disclosed in financial statements prepared with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011 on a prospective basis. Early application by public entities is not permitted. The Company is currently evaluating the potential impact of ASU 2011-04 on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet—Disclosures about Offsetting Assets and Liabilities (ASC Topic 210)”. The purpose of the amendment is to provide greater clarity within disclosures between entities reporting in US GAAP versus IFRS that have offsetting (netting) assets and liabilities. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments in ASU 2011-11 for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. It is to be applied retrospectively for all comparative periods presented. The Company is currently evaluating the potential impact of ASU 2011-11 on its consolidated financial statements.

4. Lease Arrangements

(a) General Terms of Lease Arrangements

A number of the Company’s leases are classified as sales-type leases. Certain arrangements that are legal sales are also classified as sales-type leases as certain clauses within the arrangements limit transfer of title or provide the Company with conditional rights to the system. The customer’s rights under the Company’s lease arrangements are described in note 2(n). The Company classifies its lease arrangements at inception of the arrangement and, if required, after a modification of the lease arrangement, to determine whether they are sales-type leases or operating leases. Under the Company’s lease arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s lease portfolio terms are typically non-cancellable for 10 to 20 years with renewal provisions from inception. Except for those sales arrangements that are classified as sales-type leases, the Company’s leases generally do not contain an automatic transfer of title at the end of the lease term. The Company’s lease arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty generally after the first year of the lease until the end of the lease term. The customer is responsible for obtaining insurance coverage for the theater systems commencing on the date specified in the arrangement’s shipping terms and ending on the date the theater systems are delivered back to the Company.

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

(b) Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	As at December 31,
	2011	2010
Gross minimum lease payments receivable	$29,603	$49,977
Unearned finance income	(8,356)	(15,158)

Minimum lease payments receivable	21,247	34,819
Accumulated allowance for uncollectible amounts	(1,833)	(4,838)

Net investment in leases	19,414	29,981

Gross financed sales receivables	95,686	62,127
Unearned finance income	(28,070)	(18,441)

Financed sales receivables	67,616	43,686
Accumulated allowance for uncollectible amounts	(316)	(66)

Net financed sales receivables	67,300	43,620

Total financing receivables	$86,714	$73,601

Net financed sales receivables due within one year	$8,694	$6,166
Net financed sales receivables due after one year	$58,606	$37,454

In 2011, the financed sales receivables had a weighted average effective interest rate of 8.9% (2010 – 8.8%).

(c) Contingent Fees

Contingent fees that meet the Company’s revenue recognition policy, from customers under various arrangements, have been reported in revenue as follows:

	Years Ended December 31,
	2011	2010	2009
Sales	$976	$1,608	$329
Sales-type leases	517	1,054	978
Operating leases	1,232	1,675	1,169

Subtotal—sales, sales-type leases and operating leases	2,725	4,337	2,476
Joint revenue sharing arrangements	30,114	41,757	21,598

	$32,839	$46,094	$24,074

(d) Future Minimum Rental Payments

Future minimum rental payments receivable from operating and sales-type leases at December 31, 2011, for each of the next five years are as follows:

	Operating Leases	Sales-Type Leases
2012	$2,002	$4,124
2013	1,750	3,816
2014	1,633	3,682
2015	1,626	3,409
2016	1,455	2,608
Thereafter	6,553	9,563

Total	$15,019	$27,202

Total future minimum rental payments receivable from sales-type leases at December 31, 2011 exclude $2.4 million which represents amounts billed but not yet received.

5. Inventories

	As at December 31,
	2011	2010
Raw materials	$5,803	$4,693
Work-in-process	1,515	2,293
Finished goods	12,429	8,289

	$19,747	$15,275

At December 31, 2011, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $5.7 million (December 31, 2010—$3.2 million).

Inventories at December 31, 2011 include provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $4.0 million (December 31, 2010 – $4.4 million).

6. Film Assets

	As at December 31,
	2011	2010
Completed and released films, net of accumulated amortization of	$1,356	$1,704
$51,848 (2010 – $38,914)
Films in production	639	532
Films in development	393	213

	$2,388	$2,449

The Company expects to amortize film costs of $2.2 million for released films within three years from December 31, 2011 (December 31, 2010 – $1.6 million), included is $1.0 million which reflects the portion of the costs of the Company’s completed films that are expected to be amortized within the next year. The amount of participation payments to third parties related to these films that the Company expects to pay during 2012 is $6.4 million (2011– $7.4 million).

7. Property, Plant and Equipment

	As at December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components(1)(2)	$122,691	$39,773	$82,918
Camera equipment(5)	6,355	6,088	267

	129,046	45,861	83,185

Assets under construction(3)	4,972	—	4,972

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,633	9,352	5,281
Office and production equipment(4)	29,220	24,772	4,448
Leasehold improvements	9,396	7,622	1,774

	54,842	41,746	13,096

	$188,860	$87,607	$101,253

	As at December 31, 2010
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components(1)(2)	$86,249	$33,775	$52,474
Camera equipment(5)	6,355	6,008	347

	92,604	39,783	52,821

Assets under construction(3)	8,305	—	8,305

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,723	8,906	5,817
Office and production equipment(4)	27,172	23,454	3,718
Leasehold improvements	8,603	6,822	1,781

	52,091	39,182	12,909

	$153,000	$78,965	$74,035

(1)	Included in theater system components are assets with costs of $18.4 million (2010–$19.9 million) and accumulated depreciation of $17.8 million (2010 – $19.0 million) that are leased to customers under operating leases.
(2)	Included in theater system components are assets with costs of $100.2 million (2010 – $62.8 million) and accumulated depreciation of $19.1 million (2010 – $12.0 million) that are used in joint revenue sharing arrangements.
(3)	Included in assets under construction are components with costs of $3.7 million (2010–$6.2 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.
(4)	Fully amortized office and production equipment is still in use by the Company.
(5)	Fully amortized camera equipment is still in use by the Company.

8. Other Assets

	As at December 31,
	2011	2010
Lease incentives provided to theaters	$4,285	$875
Equity-accounted investments	4,055	1,643
Commissions and other deferred selling expenses	2,967	3,349
Investment in new business ventures	1,012	1,500
Deferred charges on debt financing	1,001	1,174
Insurance recoveries	918	1,896
Foreign currency derivatives	—	1,913

	$14,238	$12,350

9. Income Taxes

(a) Income (loss) from continuing operations before income taxes by tax jurisdiction are comprised of the following:

	Years Ended December 31,
	2011	2010	2009
Canada	$23,401	$47,954	$4,833
United States	8,655	2,088	497
China	(5,722)	—	—
Other	388	(554)	141

	$26,722	$49,488	$5,471

(b) The (provision) recovery for income taxes related to income (loss) from continuing operations is comprised of the following:

	Years Ended December 31,
	2011	2010	2009
Current:
Canada	$(1,174)	$(1,026)	$(104)
Foreign	(125)	(1,465)	(162)

	(1,299)	(2,491)	(266)

Deferred:(1)
Canada	(8,681)	49,611	(8)
Foreign	592	4,664	—

	(8,089)	54,275	(8)

	$(9,388)	$51,784	$(274)

(1)	For the year ended December 31, 2011, the Company has released a valuation allowance of $1.9 million (2010 – $54.8 million) relating to the future utilization of deductible temporary differences, tax credits, and certain net operating loss carryforwards, of which $1.3 million was recorded as a recovery of deferred income tax expense and $0.6 million was recorded to share capital. Also included in the provision for income taxes is the deferred tax recovery related to the amortization of the defined benefit plan actuarial loss and realized foreign exchange gains and losses on effectively hedged forward contracts reclassed from other comprehensive income in the year of $0.1 million.

(c) The (provision for) recovery of income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings (losses) due to the following:

	Years Ended December 31,
	2011	2010	2009
Income tax (provision) recovery at combined statutory rates	$(7,549)	$(15,343)	$(1,806)
Adjustments resulting from:
Non-taxable portion of capital gains and losses	—	—	142
Non-deductible stock based compensation	(2,752)	(1,713)	(704)
Other non-deductible/non-includable items	(246)	420	14
Decrease (increase) in valuation allowance relating to current year temporary differences	1,264	12,708	(7,327)
Decrease in valuation allowance relating to reversal of future temporary differences	—	54,793	—
Tax effect of pension settlement reclassed from other comprehensive income	—	(516)	—
Withholding and other taxes	(895)	(1,041)	(490)
Changes to tax reserves	99	13	413
US federal and state taxes	(345)	(1,465)	(107)
Income tax at different rates in foreign and other provincial jurisdictions	(904)	(374)	(76)
Impact of changes in future enacted tax rates on current year temporary differences	(521)	4,444	(259)
Carryforward of investment and other tax credits (non-refundable)	1,526	1,642	819
Effect of changes in legislation relating to enacted tax rate reductions	—	—	(3,652)
Effect of changes in legislation relating to foreign currency election	—	—	14,147
Effect of changes in legislation relating to tax credits	—	—	928
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	226	14	(2,216)
Expiration of losses and credits carried forward	—	(1,558)	(7)
Changes to deferred tax assets and liabilities resulting from foreign exchange	—	—	6
Tax effect of loss from equity-accounted investments	642	168	—
Other	67	(408)	(99)

Recovery (provision) for income taxes, as reported	$(9,388)	$51,784	$(274)

(d) The net deferred income tax asset is comprised of the following:

	As at December 31,
	2011	2010
Net operating loss carryforwards	$16,787	$16,245
Investment tax credit and other tax credit carryforwards	5,192	4,837
Write-downs of other assets	712	651
Excess tax over accounting basis in property, plant and equipment and inventories	29,897	36,373
Accrued pension liability	4,800	4,799
Other accrued reserves	2,706	8,133

Total deferred income tax assets	60,094	71,038
Income recognition on net investment in leases	(4,022)	(6,167)
Other	15	180

	56,087	65,051
Valuation allowance	(6,054)	(7,929)

Net deferred income tax asset	$50,033	$57,122

The gross deferred tax assets include a liability of $0.3 million relating to the remaining tax effect resulting from the Company’s defined benefit pension plan, the related actuarial gains and losses, unrealized net gains on cash flow hedging instruments and the unrealized change in market value of available-for-sale investments recorded in accumulated other comprehensive income.

The Company has not provided Canadian taxes on cumulative earnings of non-Canadian affiliates and associated companies that have been reinvested indefinitely. Taxes are provided for earnings of non-Canadian affiliates and associated companies when the Company determines that such earnings are no longer indefinitely reinvested.

(e) Estimated net operating loss carryforwards and estimated tax credit carryforwards expire as follows:

	Investment Tax Credits and Other Tax Credit Carryforwards	Net Operating Loss Carryforwards
2012	$—	$—
2013	301	—
2014	—	14
2015	—	28
2016	—	—
Thereafter	6,242	57,481

	$6,543	$57,523

Estimated net operating loss carryforwards can be carried forward to reduce taxable income through to 2032. Investment tax credits and other tax credits can be carried forward to reduce income taxes payable through to 2032.

As at December 31, 2011, the Company had approximately $14.9 million of U.S. consolidated federal tax net operating loss carryforwards and certain state tax net loss carryforwards. Realization of some or all of the benefit from these U.S. net tax operating losses is dependent on the absence of certain “ownership changes” of the Company’s common shares. An “ownership change,” as defined in the applicable federal income tax rules, would place possible limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income that the Company may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could significantly reduce or effectively eliminate the Company’s ability to use its U.S. net operating losses to offset any future taxable income.

(f) Valuation allowance

The provision for income taxes in the year ended December 31, 2011 includes a net income tax benefit of $1.3 million (2010 – $54.8 million) in continuing operations related to a decrease in the valuation allowance for the Company’s deferred tax assets and other tax adjustments. In 2011, the Company released an additional $1.9 million in valuation allowance relating to the current period utilization of deductible temporary differences and loss carryforwards, of which $1.3 million was included in the provision for income taxes and $0.6 million, was included directly to shareholders’ equity. During the year ended December 31, 2011, after considering all available evidence, both positive (including recent profits, projected future profitability, backlog, carryforward periods for utilization of net operating loss carryovers and tax credits, discretionary deductions and other factors) and negative (including cumulative losses in past years and other factors), it was concluded that the valuation allowance against the Company’s deferred tax assets should be reduced by approximately $1.9 million (2010 – $54.8 million). The remaining $6.1 million (2010 – $7.9 million) balance in the valuation allowance as at December 31, 2011 is primarily attributable to certain U.S. federal and state net operating loss carryovers and federal tax credits that are likely to expire unutilized. If the remaining $14.9 million in U.S. consolidated federal tax net operating loss carryforwards are realized in a future period, the related $5.1 million valuation allowance release will be recorded against Other Equity. As at December 31, 2010, the Company had determined that based on the improvement of the Company’s operating results in 2009 and 2010 and the Company’s assessment of projected future results of operations, realization of a deferred income tax benefit was more likely than not. As a result, the judgment about the need for a full valuation allowance against deferred tax assets changed, and a reduction in the valuation allowance of $54.8 million was recorded as a benefit within the recovery for income taxes from continuing operations.

(g) Uncertain tax positions

In connection with the Company’s adoption of FIN 48, as of January 1, 2007, the Company recorded a net increase to its deficit of $2.1 million (including approximately $0.9 million related to accrued interest and penalties) related to the measurement of potential international withholding tax requirements and a decrease in reserves for income taxes. As at December 31, 2011 and December 31, 2010, the Company had total unrecognized tax benefits (including interest and penalties) of $4.4 million and $4.4 million, respectively, for international withholding taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

(In thousands of U.S. Dollars)
Balance at January 1, 2011	$3,219
Additions based on tax positions related to the current year	404
Additions for tax positions of prior years	16
Reductions for tax positions of prior years	—
Settlements	—
Reductions resulting from lapse of applicable statute of limitations	(520)

Balance at December 31, 2011	$3,119

Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations rather than income tax expense. The Company recognized approximately $0.1 million and $nil in potential interest and penalties associated with unrecognized tax benefits for the years ended December 31, 2011 and December 31, 2010, respectively.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada, the province of Ontario, the United States (including multiple states) and China.

The Company’s 2005 through 2011 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and the 2007 through 2011 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other on-going audits in various other jurisdictions that are not material to the financial statements.

(h) Income Tax Effect on Comprehensive Income

The income tax (expense) benefit related to the following items included in other comprehensive income are:

	Years Ended December 31,
	2011	2010	2009
Amortization of actuarial loss on defined benefit plan	$(53)	$—	$(3)
Unrecognized actuarial loss on defined benefit plan	145	661	—
Realization of actuarial gain on settlement of defined benefit pension liability	—	517	—
Unrealized change in market value of available-for-sale investment	61	—	—
Unrealized change in cash flow hedging instruments	45	(182)	46
Amortization of defined benefit plan prior service cost	—	—	(38)
Realization of cash flow hedging gains upon settlement	190	—	—

	$388	$996	$5

10. Other Intangible Assets

	As at December 31, 2011
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$8,014	$5,304	$2,710
Licenses and intellectual property	19,407	254	19,153
Other	3,050	—	3,050

	$30,471	$5,558	$24,913

	As at December 31, 2010
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$7,289	$4,852	$2,437
Licenses and intellectual property	250	250	—

	$7,539	$5,102	$2,437

The Company expects to amortize an average of $2.0 million for each of the next 5 years, respectively. Fully amortized other intangible assets are still in use by the Company.

During 2011, the Company acquired $22.9 million in other intangible assets. The net book value of these other intangible assets was $22.9 million as at December 31, 2011, as the acquired assets will be amortized over the expected consumption pattern of the benefits from the assets, and the Company has yet to begin the exploitation of the acquired assets. The Company’s other intangible assets are amortized on a straight-line basis over the estimated benefit period.

During 2011, the Company disposed of certain intellectual rights. The net book value of these intellectual rights was $nil as at December 31, 2011.

During 2011, the Company incurred costs of $0.1 million to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses (2010 – $0.1 million).

11. Credit Facility

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

The Company borrowed $29.6 million from the revolving term loan portion of the Credit Facility to repay $15.0 million in outstanding indebtedness under the revolving portion of the Prior Credit Facility and $14.6 million in outstanding indebtedness under the term loan portion of the Prior Credit Facility. The Company subsequently borrowed another $25.5 million under the revolving term loan portion of the Credit Facility.

The revolving asset-based portion of the Credit Facility bears interest, at the Company’s option, at (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. The revolving term loan portion of the Credit Facility also bears interest at the Company’s option, at (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. Under the Prior Credit Facility, the effective interest rate for the year ended December 31, 2011 for the term loan portion was 4.04% (2010–4.06%) and 2.97% for the revolving portion (2010–3.56%). Under the Credit Facility, the effective interest rate for the year ended December 31, 2011 for the revolving term loan portion was 2.50% (2010–n/a). There was no amount drawn on the revolving asset-based portion of the Credit Facility.

The Credit Facility provides that the Company will be required to maintain a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1. The Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0. At all times under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. These amounts were $52.0 million and $70.2 million at December 31, 2011, respectively. The Company was in compliance with all of these requirements at December 31, 2011.

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

Bank indebtedness includes the following:

	As at December 31,
	2011	2010
Term Loan (under the Prior Credit Facility)	$—	$17,500
Revolving Term Loan	55,083	—

	$55,083	$17,500

Total amounts drawn and remaining availability under the Credit Facility at December 31, 2011 were $55.1 million and $52.0 million, respectively (December 31, 2010 – $17.5 million and $40.0 million, respectively).

At December 31, 2011, the Company’s current borrowing capacity under the revolving asset-based portion of the Credit Facility was $47.1 million after deduction for letters of credit of $3.0 million, settlement loss foreign currency contracts of $0.8 million and the minimum Excess Availability reserve of $5.0 million (December 31, 2010 – $40.0 million) and borrowing capacity under the revolving term portion of the Credit Facility was $4.9 million.

In accordance with the loan agreement, the Company is obligated to make payments on the principal of the term loan as follows:

2012	$—
2013	—
2014	—
2015	55,083
2016	—
Thereafter	—

$55,083

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The settlement risk on its foreign currency forward contracts was $0.8 million as at December 31, 2011 as the notional value exceeded the fair value of the forward contracts. As at December 31, 2011, the Company has $87.9 million of such arrangements outstanding.

Bank of Montreal Facilities

As at December 31, 2011, the Company has available a $10.0 million facility (December 31, 2010 – $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at December 31, 2011, the Company has letters of credit outstanding of $0.8 million (2010 – $2.4 million) under the Bank of Montreal Facility.

12. Commitments

(a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company as at December 31, 2011 for each of the years ended December 31, are as follows:

	Operating Leases	Capital Leases
2012	$6,536	$22
2013	2,983	20
2014	1,332	—
2015	511	—
2016	511	—
Thereafter	1,323	—

	$13,196	$42

Rent expense was $4.9 million for 2011 (2010–$4.8 million, 2009–$4.9 million) net of sublease rental of less than $0.1 million (2010–$0.4 million, 2009–$0.4 million).

Recorded in the accrued liabilities balance as at December 31, 2011 is $3.5 million (December 31, 2010–$4.2 million) related to accrued rent and lease inducements being recognized as an offset to rent expense over the term of the lease.

Purchase obligations under long-term supplier contracts as at December 31, 2011 were $12.9 million (December 31, 2010–$13.6 million).

(b) As at December 31, 2011 the Company has letters of credit and advance payment guarantees secured by the Credit Facility of $3.0 million (December 31, 2010 – $nil) outstanding. As at December 31, 2011 the Company also has letters of credit outstanding of $0.8 million as compared to $2.4 million as at December 31, 2010, under the Bank of Montreal Facility.

(c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At December 31, 2011, $1.3 million (December 31, 2010 – $1.5 million) of commissions have been accrued and will be payable in future periods.

13. Contingencies and Guarantees

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

(b) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its

December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”), seeking damages as a result of E-City’s breach of a September 2000 lease agreement. An arbitration hearing took place in November 2005 against E-City which considered all claims by the Company. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. Further hearings took place in July 2006 and December 2006. On August 24, 2007, the ICC issued an award unanimously in favor of the Company in the amount of $9.4 million, consisting of past and future rents owed to the Company under its lease agreements, plus interest and costs. In the award, the ICC upheld the validity and enforceability of the Company’s theater system contract. The Company thereafter submitted its application to the arbitration panel for interest and costs. On March 27, 2008, the arbitration plan issued a final award in favor of the Company in the amount of $11.3 million, plus an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid, which the Company is seeking to enforce and collect in full. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India. The Company has opposed that application on a number of grounds and seeks to have the ICC award recognized in India. That Mumbai proceeding is still pending. On June 24, 2011, the Company commenced an application to the Ontario Superior Court of Justice for recognition of the final award. On December 2, 2011, the Ontario court issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application. On January 18, 2012, the Company filed an application in New York State Supreme Court seeking recognition of the Ontario order in New York.

(c) In June 2003, Robots of Mars, Inc. (“Robots”) initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to arbitration provisions in two film production agreements entered into in 1994 and 1995 between Robots’ predecessor-in-interest and a discontinued subsidiary of the Company (“Ridefilm”), asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with the contract. The Company discontinued its Ridefilm business through a sale of the Ridefilm business and its assets to a third party in March 2001. Robots sought an award of over $5.0 million in damages including contingent compensation that it claims was owed under two production agreements, damages for tort claims, and punitive damages. The arbitration hearings of this matter occurred in June and October 2009. The arbitrator issued a final award on March 16, 2011, awarding Robots $0.4 million in damages and $0.3 million in pre-judgment interest to date on its claim for breach of one of the Ridefilm production agreements. The arbitrator found in the Company’s favor on Robots’ tort claims, and awarded Robots no damages on its claim for breach of the second production agreement. Despite finding in the Company’s favor on the vast majority of Robots’ claims, the arbitrator awarded Robots $1.2 million in attorneys’ fees and costs pursuant to the attorneys’ fee provision set forth in the production agreements. Robots initiated two separate proceedings in California and in Ontario, Canada, to confirm the award. On July 13, 2011, a California district court granted Robots’ petition to confirm the award, and denied the Company’s petition to vacate the award. On August 18, 2011, the Company appealed the district court’s denial of its petition to vacate to the United States Court of Appeals for the Ninth Circuit. On January 12, 2012, the Company, Ridefilm and Robots entered into a confidential settlement agreement, pursuant to which the parties fully and finally resolved and settled all claims between them relating to this dispute. The Company dismissed the Ninth Circuit appeal on January 27, 2012, and is in the process of dismissing the Ontario proceedings.

(d) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock on the NASDAQ between February 27, 2003 and July 20, 2007 (the “U.S. Class”), alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the

Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. On April 14, 2011, the Court issued an order appointing The Merger Fund as the lead plantiff and Abbey Spanier Rodd & Abrams, LLP as lead plantiff’s counsel. On November 2, 2011, the parties entered into a memorandum of understanding containing the terms and conditions of a settlement of this action. On January 26, 2012, the parties executed and filed with the Court a formal stipulation of settlement and proposed form of notice to the class, which the Court preliminarily approved on February 1, 2012. Under the terms of the settlement, members of the U.S. Class who do not opt out of the settlement will release defendants from liability for all claims that were alleged in this action or could have been alleged in this action or any other proceeding (including the Canadian Action) relating to the purchase of IMAX securities on the NASDAQ from February 27, 2003 and July 20, 2007 or the subject matter and facts relating to this action. As part of the settlement and in exchange for the release, defendants will pay $12.0 million to a settlement fund which amount will be funded by the carriers of the Company’s directors and officers insurance policy and by PricewaterhouseCoopers LLP. The settlement is subject to court approval and the Court has not yet scheduled a date for a hearing to determine whether the settlement should be granted final approval.

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

(f) In November 2009, the Company filed suit against Sanborn Theatres (“Sanborn”) in the United States District Court for the Central District of California alleging breach of Sanborn’s agreement to make payments for the purchase of two IMAX theater systems from the Company and seeking $1.7 million in compensatory damages. After granting Sanborn notice of default in connection with the failure to make required payments under the agreement and upon Sanborn’s failure to cure, the Company terminated its agreement with Sanborn. On May 11, 2010, Sanborn filed counterclaims against the Company and AMC Entertainment Inc. (“AMC Entertainment”) and Regal Cinemas, Inc. (“Regal”) in the United States District Court for the Central District of California alleging breach of contract, fraud and unfair competition against the Company and alleging intentional interference with contractual relations against AMC Entertainment and Regal. On June 16, 2011, the district court denied Sanborn’s motion for summary judgment on the Company’s complaint and for summary adjudication on Sanborn’s counterclaim. Sanborn agreed to voluntarily dismiss all counterclaims against AMC Entertainment with prejudice, and the court dismissed AMC Entertainment from the action on November 29, 2011. On October 28, 2011, the Company filed a motion for summary judgment on its breach of contract claim and on Sanborn’s counterclaims, and Regal filed a motion for summary judgment on Sanborn’s counterclaims; the district court denied both motions on January 13, 2012. The Company, Sanborn and Regal entered into a confidential settlement agreement effective February 12, 2012, pursuant to which the Company, Sanborn and Regal settled and resolved all claims relating to this dispute. On February 16, 2012, the Company and Sanborn filed with the district court a joint request for dismissal of the Company’s claim and Sanborn’s counterclaims against both the Company and Regal with prejudice.

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

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the consolidated balance sheets:

	As at December 31,
	2011	2010
Balance at the beginning of the year	$160	$36
Warranty redemptions	(152)	(87)
Warranties issued	146	211
Revisions	(60)	—

Balance at the end of the year	$95	$160

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the consolidated balance sheet as at December 31, 2011 and December 31, 2010 with respect to this indemnity.

Other Indemnification Agreements

In the normal course of the Company’s operations, the Company provides indemnifications to counterparties in transactions such as: theater system lease and sale agreements and the supervision of installation or servicing of the theater systems; film production, exhibition and distribution agreements; real property lease agreements; and employment agreements. These indemnification agreements require the Company to compensate the counterparties for costs incurred as a result of litigation claims that may be suffered by the counterparty as a consequence of the transaction or the Company’s breach or non-performance under these agreements. While the terms of these indemnification agreements vary based upon the contract, they normally extend for the life of the agreements. A small number of agreements do not provide for any limit on the maximum potential amount of indemnification; however, virtually all of the Company’s system lease and sale agreements limit such maximum potential liability to the purchase price of the system. The fact that the maximum potential amount of indemnification required by the Company is not specified in some cases prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnifications and no amounts have been accrued in the consolidated financial statements with respect to the contingent aspect of these indemnities.

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

(b) Changes during the Year

In 2011, the Company issued 907,167 (2010 – 1,313,599, 2009 – 1,306,637) common shares pursuant to the exercise of stock options for cash proceeds of $7.9 million (2010 – $8.3 million, 2009 – $6.3 million).

In 2009, the Company completed share offerings for 18,034,706 common shares for aggregate net proceeds of $130.8 million. The Company used the proceeds of the offerings for the repayment of debt, including a portion of the Senior Notes, and for general corporate purposes.

(c) Stock-Based Compensation

The Company has five stock-based compensation plans that are described below. The compensation costs recorded in the consolidated statement of operations for these plans were $11.9 million in 2011 (2010 – $27.7 million, 2009 – $17.7 million). Total stock-based compensation expense related to nonvested employee stock-based payment awards not yet recognized at December 31, 2011 and the weighted average period over which the awards are expected to be recognized is $19.9 million and 3.1 years, respectively (2010 – $18.0 million and 2.7 years, 2009 – $6.8 million and 3.8 years).

Stock Option Plan

The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants. The Company recorded an expense of $9.4 million in 2011 (2010 – $4.1 million, 2009 – $2.1 million), related to grants issued to employees and directors in the plan. No income tax benefit is recorded in the consolidated statement of operations for these costs.

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

The weighted average fair value of all common share options, granted to employees and directors in 2011 at the measurement date was $9.07 per share (2010 – $8.01 per share, 2009 – $4.45 per share). For the years ended December 31, the following assumptions were used:

	2011	2010	2009
Average risk-free interest rate	2.61%	3.18%	3.14%
Expected option life (in years)	1.78 – 6.60	2.82 – 5.41	4.94 – 5.85
Expected volatility	50%	50% –61%	62%
Annual termination probability	0% –8.76%	0% – 9.69%	0% –10.30%
Dividend yield	0%	0%	0%

As at December 31, 2011, the Company has reserved a total of 13,010,548 (December 31, 2010 – 12,829,115) common shares for future issuance under the Stock Option Plan, of which options in respect of 7,200,721 common shares are outstanding December 31, 2011. The exercise price of stock options is determined by the market price of the Company’s common shares on the date of grant. The fair market value of a common share on a given date means the higher of the closing price of a common share on the grant date (or the most recent trading date if the grant date is not a trading date) on the NYSE, the TSX and such national exchange, as may be designated by the Company’s Board of Directors (the “Fair Market Value”). The options generally vest between one and 5 years and expire 10 years or less from the date granted. The Stock Option Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan and upon certain conditions. At December 31, 2011, options in respect of 3,467,242 common shares were vested and exercisable.

The following table summarizes certain information in respect of all option activity under the Stock Option Plan:

	Number of Shares			Weighted Average Exercise Price Per Share
	2011	2010	2009	2011	2010	2009
Options outstanding, beginning of year	6,743,272	6,173,795	6,686,182	$10.79	$6.52	$5.97
Granted	1,547,342	2,001,703	1,051,217	28.11	21.72	10.00
Exercised	(907,167)	(1,313,599)	(1,306,637)	8.67	6.30	4.85
Forfeited	(182,726)	(23,825)	(35,488)	18.00	8.35	6.48
Expired	—	(94,802)	(212,229)	—	26.08	16.18
Cancelled	—	—	(9,250)	—	—	18.51

Options outstanding, end of period	7,200,721	6,743,272	6,173,795	14.60	10.79	6.52

Options exercisable, end of period	3,467,242	3,090,755	3,618,618	9.51	5.64	6.22

In 2011, the Company did not cancel any stock options from its Stock Option Plan (2010 – nil, 2009 – 9,250) surrendered by Company employees. Compensation cost which is fully recognized at the cancellation date was not reversed for options cancelled in 2009.

As at December 31, 2011, 6,715,121 options were fully vested or are expected to vest with a weighted average exercise price of $14.15, aggregate intrinsic value of $46.5 million and weighted average remaining contractual life of 4.9 years. As at December 31, 2011, options that are exercisable have an intrinsic value of

$35.3 million and a weighted average remaining contractual life of 3.6 years. The intrinsic value of options exercised in 2011 was $16.4 million (2010 – $15.0 million, 2009 – $5.8 million).

Options to Non-Employees

During 2011, an aggregate of 103,944 (2010 – 135,217, 2009 – 100,000) common share options to purchase the Company’s common stock with an average exercise price of $27.64 (2010 – $15.92, 2009 – $4.05) were granted to certain advisors and strategic partners of the Company. These options have a maximum contractual life of 6 years. The granted options vested immediately. These options were granted under the Stock Option Plan.

As at December 31, 2011 non-employee options outstanding amounted to 142,251 options (2010 – 132,168, 2009 – 219,768) with a weighted average exercise price of $12.93 (2010 – $13.53, 2009 – $7.05). Of these options, 20,000 common share options which were previously subject to vesting based on a performance commitment, have been modified to vest immediately and an expense of $0.1 million has been recorded for the year ended December 31, 2011. Also included within the non-employee outstanding options are 15,000 options which were modified from service based employee awards to performance based non-employee awards. 50,500 options (2010 – 4,500, 2009 – 154,434) were exercisable with an average weighted exercise price of $11.50 (2010 – $14.60, 2009 – $8.31) and the vested options have an aggregate intrinsic value of $0.3 million (2010 – $0.1 million, 2009 – $0.8 million). The weighted average fair value of options granted to non-employees during 2011 at the measurement date was $13.75 per share (2010 – $12.71 per share, 2009 – $2.34 per share), utilizing a Binomial Model with the following underlying assumptions:

	Years Ended December 31
	2011	2010	2009
Average risk-free interest rate	2.38%	2.09%	2.03%
Contractual option life	6 years	1.70 –6.25 years	6 years
Average expected volatility	50%	50% – 61%	62%
Dividend yield	0%	0%	0%

In 2011, the Company recorded a charge of $0.9 million, (2010 – $1.8 million 2009 – $0.2 million) to costs and expenses applicable to revenues—services and selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is $0.1 million for non-employee stock options recorded (December 31, 2010 – $1.5 million).

Restricted Common Shares

Under the terms of certain employment agreements dated July 12, 2000, the Company was required to issue either 160,000 restricted common shares or pay their cash equivalent upon request by the employees at any time. The Company accounted for the obligation as a liability, which is classified within accrued liabilities. In December 2010, upon request by the employees, the Company paid $4.2 million in cash to settle the equivalent of the remaining 160,000 restricted common shares under these agreements. The Company recorded an expense of $2.0 million in 2010 (2009 – $1.4 million) related to the restricted common shares.

Stock Appreciation Rights

There has been no stock appreciation rights (“SARs”) granted since 2007. During 2007, 2,280,000 SARs with a weighted average exercise price of $6.20 per right were granted to certain Company executives. For the year ended December 31, 2011, 999,500 SARs were cash settled for $23.7 million (2010 – 877,500 SARs were cash settled for $10.3 million). The average exercise price for the settled SARs for the year ended December 31, 2011 was $6.86 per right (2010 – $5.91 per right). As at December 31, 2011, 133,000 SARs were outstanding, of which 115,000 SARs were exercisable. None of the SARs were forfeited, cancelled, or expired for the years ended December 31, 2011 and 2010. The SARs vesting period ranges from immediately upon granting to 5 years, with a remaining contractual life of 6.01 years as at December 31, 2011. The outstanding SARs had an average fair value of $12.43 per right as at December 31, 2011 (December 31, 2010 – $21.21). The Company accounts for the obligation of these SARs as a liability (December 31, 2011 – $1.6 million, December 31, 2010 – $23.7 million), which is classified within accrued liabilities. The Company has recorded an expense of $1.6 million for 2011 (2010 – $19.8 million, 2009 – $14.0 million) to selling, general and administrative expenses related to these SARs. The following assumptions were used for measuring the fair value of the SARs:

	As at December 31,
	2011	2010
Average risk-free interest rate	1.09%	0.65%
Expected option life (in years)	3.18 to 3.46	0.24 to 2.51
Expected volatility	50%	50% to 61%
Annual termination probability	8.76%	0% - 8.31%
Dividend yield	0%	0%

Warrants

There were no warrants issued or outstanding during 2011 or 2010.

(d) Income per share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Years Ended December 31,
	2011	2010	2009
Net income from continuing operations applicable to common shareholders	$15,543	$100,779	$5,197

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	64,145,573	62,831,974	43,490,631
Weighted average number of shares issued during the period	358,291	743,499	9,330,152

Weighted average number of shares used in computing basic earnings per Share	64,503,864	63,575,473	52,820,783
Assumed exercise of stock options, net of shares assumed	3,354,992	3,108,130	1,697,358

Weighted average number of shares used in computing diluted earnings per Share	67,858,856	66,683,603	54,518,141

15. Consolidated Statements of Operations Supplemental Information

(a) Other Revenues

The Company enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater systems. During the period of time between signing and theater system installation, certain customers each year are unable to, or elect not to, proceed with the theater system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and/or the Company may terminate the arrangement by default or by entering into a consensual buyout. In these situations the parties are released from their future obligations under the arrangement, and the initial payments that the customer previously made to the Company are typically not refunded and are recognized as Other Revenues. In addition, the Company enters into agreements with customers to terminate their obligations for additional theater system configurations, which were in the Company’s backlog. Other revenues from settlement arrangements were $3.8 million, $0.4 million and $1.9 million in 2011, 2010 and 2009, respectively.

(b) Foreign Exchange

Included in selling, general and administrative expenses for the December 31, 2011 is a $1.3 million loss, for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts compared with a gain of $1.5 million for the year ended December 31, 2010 and a gain of $2.9 million for the year ended December 31, 2009, respectively. See note 20(d) for additional information.

(c) Collaborative Arrangements

Joint Revenue Sharing Arrangements

In a joint revenue sharing arrangement, the Company receives a portion of a theater’s box-office and concession revenues, and in some cases a small upfront or initial payment, in exchange for placing a theater system at the theater operator’s venue. Under joint revenue sharing arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s joint revenue sharing arrangements are typically non-cancellable for 7 to 10 years with renewal provisions. Title to equipment under joint revenue sharing arrangements does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the theater systems commencing on the date specified in the arrangement’s shipping terms and ending on the date the theater systems are delivered back to the Company.

The Company has signed joint revenue sharing agreements with 22 exhibitors for a total of 376 theater systems, of which 257 theaters were operating as at December 31, 2011, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(n).

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in rentals revenue and for the December 31, 2011 amounted to $30.8 million (2010 – $41.8 million, 2009 – $21.6 million).

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

In 2011, 25 IMAX DMR films were released to the IMAX theater network. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(n).

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in services revenues and for December 31, 2011 amounted to $50.6 million (2010 – $63.5 million, 2009 – $35.6 million).

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

As at December 31, 2011, the Company has 2 significant co-produced film arrangements which make up greater than 50% of the VIE total assets and liabilities balance of $12.7 million and 2 other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) and 2(n).

In 2011, amounts totaling $7.5 million (2010 – $7.7 million, 2009 – $6.4 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

16. Receivable Provisions, Net of Recoveries

	Years Ended December 31,
	2011	2010	2009
Accounts receivable provisions, net of recoveries	$333	$499	$127
Financing receivable provisions, net of recoveries	1,237	944	940

Receivable provisions, net of recoveries	$1,570	$1,443	$1,067

17. Asset Impairments

	Years Ended December 31,
	2011	2010	2009
Property, plant and equipment	$28	$45	$180

Total	$28	$45	$180

The Company recorded an asset impairment charge of less than $0.1 million against property, plant and equipment after the Company assessed the carrying value of certain groups in light of their future expected cash flows (2010 – less than $0.1 million, 2009 – $0.2 million).

18. Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Years Ended December 31,
	2011	2010	2009
Decrease (increase) in:
Accounts receivable	$(7,486)	$(2,423)	$(13,444)
Financing receivables	(14,623)	(11,874)	(7,162)
Inventories	(1,264)	(3,828)	10,082
Prepaid expenses	(294)	(223)	(686)
Commissions and other deferred selling expenses	382	(432)	708
Insurance recoveries	978	156	694
Other assets	(2,357)	(25)	—
Increase (decrease) in:
Accounts payable	5,592	100	1,500
Accrued and other liabilities(1)	(31,013)	(25,823)	(42)
Deferred revenue	706	15,690	(13,535)

	$(49,379)	$(28,682)	$(21,885)

(1)	Decrease in accruals and other liabilities for 2011 includes payments of $23.7 million for variable stock-based compensation (2010 – $14.7 million payment of pension benefits and $14.5 million payments in variable stock-based compensation).

(b) Cash payments made on account of:

	Years Ended December 31,
	2011	2010	2009
Income taxes	$3,349	$682	$519

Interest	$1,260	$1,719	$13,864

(c) Depreciation and amortization are comprised of the following:

	Years Ended December 31,
	2011	2010	2009
Film assets(1)	$12,934	$10,900	$8,592
Property, plant and equipment
Joint revenue sharing arrangements	7,098	5,315	4,625
Other property, plant and equipment	3,992	3,525	4,156
Other intangible assets	465	448	546
Other assets	286	7	—
Deferred financing costs	388	341	1,132

	$25,163	$20,536	$19,051

(1)	Included in film asset amortization is a charge of $0.5 million (2010 – less than $0.1 million, 2009 – $0.2 million) relating to changes in estimates based on the ultimate recoverability of future films.

(d) Write-downs, net of recoveries, are comprised of the following:

	Years Ended December 31,
	2011	2010	2009
Asset impairments
Property, plant and equipment(1)	$28	$45	$180
Other significant charges
Accounts receivables	333	499	127
Financing receivables	1,237	944	1,377
Inventories(2)	—	999	897
Property, plant and equipment(3)	356	—	—
Other intangible assets	—	64	—

	$1,954	$2,551	$2,581

Inventory charges
Recorded in costs and expenses applicable to revenues—product & equip. sales	$—	$827	$48
Recorded in costs and expenses applicable to revenues—services	—	172	849

	$—	$999	$897

(1)	In 2009 the Company reclassified the owned and operated Vancouver and Tempe IMAX theaters’ operations from continuing operations to discontinued operations as it does not anticipate having significant future cash flows from these theaters or any involvement in the day to day operations of these theaters.
(2)	In 2011, the Company recorded a charge of $nil (2010 – $1.0 million, 2009 – $0.9 million, respectively) in costs and expenses applicable to revenues, primarily for its film-based projector inventories. Specifically, IMAX systems includes an inventory charge of $nil (2010 – $0.8 million, 2009 – less than $0.1 million). Theater system maintenance includes inventory write-downs of $nil (2010 – $0.2 million, 2009 – $0.8 million).
(3)	In 2011, the Company disposed of assets that no longer meet capitalization requirements as the assets were no longer in use. No cash was received for these assets.

19. Segmented Information

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

In 2011, based on the guidance of ASC Topic 280, “Segment Reporting” (“ASC 280”), the Company identified a change in reportable segments. The theater operations segment which operates certain IMAX theaters has been consolidated into the other segment as it no longer meets the quantitative threshold requirements of ASC 280 for separate disclosure. Prior year comparatives have been restated to conform to the current reportable segment presentation.

Transactions between the film production and IMAX DMR segment and the film post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.

Transactions between the other segments are not significant.

(a) Operating Segments

	Years Ended December 31,
	2011	2010	2009
Revenue(1)
IMAX systems	$93,200	$76,004	$64,504
Theater system maintenance	24,840	21,444	18,246
Joint revenue sharing arrangements	30,764	41,757	21,598
Films
Production and IMAX DMR	50,592	63,462	35,648
Distribution	16,074	17,937	12,365
Post-production	8,235	7,702	3,604
Other(2)	12,851	20,308	15,246

Total	$236,556	$248,614	$171,211

Gross margins
IMAX systems(3)(5)	$56,929	43,983	35,516
Theater system maintenance(3)	9,437	10,084	8,361
Joint revenue sharing arrangements(4)(5)	17,605	31,703	13,261
Films
Production and IMAX DMR(5)	23,574	41,159	19,979
Distribution(5)	3,025	5,205	2,147
Post-production	2,985	2,891	939
Other(2)	(337)	2,627	1,349

Total	$113,218	$137,652	$81,552

	Years Ended December 31,
	2011	2010	2009
Depreciation and amortization
IMAX systems	$1,770	$2,253	$4,133
Theater systems maintenance	184	—	191
Joint revenue sharing arrangements	7,939	5,322	4,625
Films
Production and IMAX DMR	12,843	10,360	9,338
Distribution	980	1,334	229
Post-production	590	588	456
Other(2)	156	132	79
Corporate and other non-segment specific assets	701	547	—

Total	$25,163	$20,536	$19,051

	Years Ended December 31,
	2011	2010	2009
Asset impairments and write-downs, net of recoveries
IMAX systems	$1,915	$2,271	$1,734
Theater systems maintenance	—	171	847
Joint revenue sharing arrangements	12	—	—
Films
Production and IMAX DMR	—	64	—
Other(2)	27	45	—

Total	$1,954	$2,551	$2,581

	Years Ended December 31,
	2011	2010	2009
Purchase of property, plant and equipment
IMAX systems	$873	$3,441	$862
Theater system maintenance	10	18	12
Joint revenue sharing arrangements	33,493	21,275	25,072
Films
Production and IMAX DMR	1,150	450	313
Distribution	49	90	63
Post-production	638	514	131
Other	719	541	45
Corporate and other non-segment specific assets	1,886	284	—

Total	$38,818	$26,613	$26,498

	As at December 31,
	2011	2010
Assets
IMAX systems(6)	$154,312	$119,708
Theater systems maintenance(6)	13,008	13,548
Joint revenue sharing arrangements(6)	120,483	81,376
Films
Production and IMAX DMR	16,577	17,229
Distribution	4,504	5,313
Post-production	4,185	2,877
Other	2,718	2,367
Corporate and other non-segment specific assets	90,449	106,670

Total	$406,236	$349,088

(1)	The Company’s three largest customers as at December 31, 2011 collectively represent 17.4% of total revenues (2010 – 17.3%, 2009 – 15.8%).
(2)	In 2009, the Company closed its operated Vancouver and Tempe IMAX theaters and reclassified the operations from continuing operations to discontinued operations.
(3)	Includes a charge of $1.0 million and $0.9 million in 2010 and 2009, in costs and expenses applicable to revenues, primarily for film-based projector inventories. Specifically, IMAX systems includes an inventory charge of $0.8 million and less than $0.1 million in 2010 and 2009. Theater system maintenance includes inventory write-downs of $0.2 million and $0.8 million in 2010 and 2009.
(4)

In 2010, the Company adjusted the estimated useful life of its IMAX digital projection systems in use for those joint revenue sharing theaters, on a prospective basis, to reflect the change in term from 7 years to

10 years. This resulted in decreased depreciation expense of $1.0 million in 2010. Previously, the Company adjusted the estimated useful life of its film-based IMAX MPX projection systems in use by existing joint revenue sharing theaters, on a prospective basis, to reflect the Company’s accelerated transition to a digital projection system for these theaters resulting in increased depreciation expense of less than $0.1 million in 2009.
(5)	IMAX systems include commission costs of $2.4 million, $1.9 million and $2.0 million in 2011, 2010 and 2009, respectively. Joint revenue sharing arrangements includes advertising, marketing, and selling costs of $5.4 million, $4.2 million and $3.4 million in 2011, 2010 and 2009, respectively. Production and DMR includes marketing costs of $3.8 million, $2.1 million and $1.6 million in 2011, 2010 and 2009, respectively. Distribution includes marketing costs of $1.9 million, $0.7 million and $0.8 million in 2011, 2010 and 2009, respectively.
(6)	Goodwill is allocated on a relative fair market value basis to the IMAX systems segment, theater system maintenance segment and joint revenue sharing segment.

(b) Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater. Comparative numbers related to IMAX DMR revenue have been adjusted to conform to the current year presentation.

	Years Ended December 31,
	2011	2010	2009
Revenue
United States	$107,728	$142,950	$96,067
Canada	20,869	9,152	6,825
Russia and the CIS	16,059	17,099	4,414
Western Europe	19,963	25,358	12,275
Rest of Europe	4,211	2,868	3,154
Asia (excluding Greater China)	25,093	15,623	8,110
Greater China	26,780	21,679	18,761
Mexico	4,492	3,155	5,529
Rest of World	11,361	10,730	16,076

Total	$236,556	$248,614	$171,211

No single country in the Rest of the World, Western Europe or Asia (excluding Greater China) classifications comprises more than 5% of total revenue.

	As at December 31,
	2011	2010
Property, plant and equipment
Canada	$19,004	$22,881
United States	54,133	42,756
Western Europe	3,945	2,679
Rest of Europe	—	656
Asia (excluding Greater China)	6,486	3,220
Greater China	16,785	—
Rest of World	900	1,843

Total	$101,253	$74,035

20. Financial Instruments

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

(b) Fair Value Measurements

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments at December 31, are comprised of the following:

	As at December 31, 2011		As at December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Borrowings under Credit Facility	$(55,083)	$(55,083)	$(17,500)	$(17,500)
Net financed sales receivable	$67,300	$65,846	$43,620	$43,615
Net investment in sales-type leases	$19,414	$20,448	$29,981	$32,613
Available-for-sale investment	$1,012	$1,012	$1,500	$1,500
Foreign exchange contracts—designated forwards	$(182)	$(182)	$664	$664
Foreign exchange contracts—non-designated forwards	$(645)	$(645)	$1,249	$1,249

The carrying value of borrowings under the Credit Facility approximates fair value as the interest rates offered under the Credit Facility are close to December 31, 2011 and 2010 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2011 and 2010, respectively.

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2011 and 2010, respectively.

The fair value of the Company’s available-for-sale investment is determined using more recent securities with similar characteristics, the present value of expected cash flows based on projected earnings and other information readily available from the business venture (Level 3 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2011 and 2010, respectively.

The fair value of foreign currency derivatives are determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2011 and 2010, respectively. These identical instruments are traded on a closed exchange.

The table below sets forth a summary of changes in the fair value of the Company’s available-for-sale investment measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period:

Available For Sale Investments
Beginning balance, January 1, 2011	$1,500
Transfers into/out of Level 3	—
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(488)
Purchases, issuances, sales and settlements	—

Ending balance, December 31, 2011	$1,012

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

(c) Financing Receivables

The Company’s net investment in leases and its net financed sale receivables are subject to the disclosure requirements of ASC 310 “Receivables”. Due to differing risk profiles of its net investment in leases and its net financed sales receivables, the Company views its net investment in leases and its net financed sale receivables as separate classes of financing receivables. The Company does not aggregate financing receivables to assess impairment.

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

The Company classifies its customers into three categories to indicate their credit quality internally:

Good standing—Theater continues to be in good standing with the Company as the client’s payments and reporting are up-to-date.

Pre-approved transactions only—Theater operator has begun to demonstrate a delay in payments with little or no communication with the Company. All service or shipments to the theater must be reviewed and approved by management. These financing receivables are considered to be in better condition than those receivables related to theaters in the “All transactions suspended” category, but not in as good of condition as those receivables in “Good standing”. Depending on the individual facts and circumstances of each customer, finance income recognition may be suspended if management believes the receivable to be impaired.

All transactions suspended—Theater is severely delinquent, non-responsive or not negotiating in good faith with the Company. Once a theater is classified as “All transactions suspended”, the theater is placed on nonaccrual status and all revenue recognitions related to the theater are stopped.

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at December 31, 2011			As at December 31, 2010
	Minimum Lease Payments	Financed Sales Receivables	Total	Minimum Lease Payments	Financed Sales Receivables	Total
In good standing	$15,667	$55,907	$71,574	$26,839	$42,528	$69,367
Pre-approved transactions	3,343	10,990	14,333	2,939	649	3,588
Transactions suspended	2,237	719	2,956	5,041	509	5,550

	$21,247	$67,616	$88,863	$34,819	$43,686	$78,505

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at December 31, 2011		As at December 31, 2010
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Net investment in leases	$4,692	$(1,833)	$6,228	$(4,838)
Net financed sales receivables	1,329	(316)	251	(66)

Total	$6,021	$(2,149)	$6,479	$(4,904)

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

The Company’s aged financing receivables are as follows:

	As at December 31, 2011
	Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$350	$261	$1,754	$2,365	$18,882	$21,247	$(1,833)	$19,414
Net financed sales receivables	723	593	1,029	2,345	65,270	67,616	(316)	67,300

Total	$1,073	$854	$2,783	$4,710	$84,152	$88,863	$(2,149)	$86,714

	As at December 31, 2010
	Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$602	$287	$2,012	$2,901	$31,918	$34,819	$(4,838)	$29,981
Net financed sales receivables	646	349	366	1,361	42,325	43,686	(66)	43,620

Total	$1,248	$636	$2,378	$4,262	$74,243	$78,505	$(4,904)	$73,601

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at December 31, 2011
	Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$67	$118	$144	$329	$3,766	$—	$4,095
Net financed sales receivables	202	345	674	1,221	16,343	—	17,564

Total	$269	$463	$818	$1,550	$20,109	$—	$21,659

	As at December 31, 2010
	Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$88	$97	$730	$915	$2,207	$(333)	$2,789
Net financed sales receivables	100	161	197	458	6,094	—	6,552

Total	$188	$258	$927	$1,373	$8,301	$(333)	$9,341

The Company considers financing receivables to be impaired when it believes it to be probable that it will not recover the full amount of principal or interest owing under the arrangement. The Company uses its knowledge of the industry and economic trends, as well as its prior experiences to determine the amount recoverable for impaired financing receivables. The following table discloses information regarding the Company’s impaired financing receivables:

	Impaired Financing Receivables For the Year Ended December 31, 2011
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$927	$402	$(316)	$972	$—
Total recorded investment in impaired loans:

Net financed sales receivables	$927	$402	$(316)	$972	$—

	Impaired Financing Receivables For the Year Ended December 31, 2010
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$246	$5	$(66)	$246	$—
Total recorded investment in impaired loans:

Net financed sales receivables	$246	$5	$(66)	$246	$—

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables is as follows:

	Year Ended December 31, 2011
	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:
Beginning balance	$4,838	$66
Charge-offs	(4,526)	—
Provision	1,521	250

Ending balance	$1,833	$316

Ending balance: individually evaluated for impairment	$1,833	$316

Financing receivables:
Ending balance: individually evaluated for impairment	$21,247	$67,616

(d)	Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates. A majority portion of the Company’s revenues is denominated in U.S. dollars while a substantial portion of its costs and expenses is denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In Japan, the Company has ongoing operating expenses related to its operations in Japanese yen. Net Japanese yen cash flows are converted to U.S. dollars generally through the spot market. The Company also has cash receipts under leases denominated in Chinese Renminbi, Japanese yen, Canadian dollar and Euros which are converted to U.S. dollars generally through the spot market. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at December 31, 2011 (the “Foreign Currency Hedges”), with settlement dates throughout 2012. In addition, at December 31, 2011, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered Foreign Currency Hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s consolidated financial statements:

Notional value of foreign exchange contracts:

	As at December 31,
	2011	2010
Derivatives designated as hedging instruments:
Foreign exchange contracts—Forwards	$20,581	$12,671

Derivatives not designated as hedging instruments:
Foreign exchange contracts—Forwards	67,341	28,842

	$87,922	$41,513

Fair value of derivatives in foreign exchange contracts:

		As at December 31,
	Balance Sheet Location	2011	2010
Derivatives designated as hedging instruments:
Foreign exchange contracts—Forwards	(Accrued liabilities) Other assets	$(182)	$664

Derivatives not designated as hedging instruments:
Foreign exchange contracts—Forwards	(Accrued liabilities) Other assets	(645)	1,249

		$(827)	$1,913

Derivatives in Foreign Currency Hedging relationships for the:

		Years Ended December 31,
		2011	2010	2009
Foreign exchange contracts—Forwards	Derivative (Loss) Gain Recognized in OCI (Effective Portion)	$(162)	$797	$1,656

		$(162)	$797	$1,656

	Location of Derivative Gain Reclassified from AOCI into Income (Effective Portion)
		Years Ended December 31,
		2011	2010	2009
Foreign exchange contracts—Forwards	Selling, general and administrative expenses	$684	$665	$1,296

		$684	$665	$1,296

Non Designated Derivatives in Foreign Currency relationships for the:

		Years Ended December 31,
	Location of Derivative (Loss) Gain	2011	2010	2009
Foreign exchange contracts—Forwards	Selling, general and administrative expenses	$(1,014)	$2,036	$2,257

		$(1,014)	$2,036	$2,257

(e) Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of FASB ASC 323 and FASB ASC 320, as appropriate. As at December 31, 2011, the equity method of accounting is being utilized for an investment with a carrying value of $4.1 million (December 31, 2010 – $1.6 million). For the year ended December 31, 2011, gross revenues, cost of revenue and net loss for the investment were $2.3 million, $9.8 million and $17.7 million, respectively (2010 – $nil, $0.2 million, and $4.3 million, respectively). The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. The difference between the Company’s investment balance and the amount of underlying equity in net assets owned by the Company amounts to $1.7 million and relates to goodwill. In addition, during 2010, the Company made an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under FASB ASC 320 and is recorded at its fair value of $1.0 million at December 31, 2011 (December 31, 2010 – $1.5 million). This investment is classified as an available-for-sale investment. The total carrying value of investments in new business ventures at December 31, 2011 and 2010 is $5.1 million and $3.1 million, respectively, and is recorded in Other Assets.

21. Employees Pension and Postretirement Benefits

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

Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause after August 1, 2010, he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. The terms of Mr. Gelfond’s current employment agreement have been extended through December 31, 2013. Under the terms of the extension, Mr. Gelfond also agreed that any compensation earned during 2011, 2012 and 2013 would not be included in calculating his entitlement under the SERP.

In 2010, under the terms of the SERP, the Company made a lump sum payment of $14.7 million to Mr. Wechsler in accordance with the terms of the plan, representing a settlement in full of Mr. Wechsler’s entitlement under the SERP.

The following assumptions were used to determine the obligation and cost status of the Company’s SERP at the plan measurement dates:

	As at December 31,
	2011	2010
Discount rate	1.43%	1.54%
Lump sum interest rate:
First 25 years	n/a	4.07%
First 20 years	3.74%	n/a
Thereafter	3.70%	3.93%
Cost of living adjustment on benefits	1.20%	1.20%
Rate of increase in qualifying compensation levels	0.00%	0.00%

The amounts accrued for the SERP are determined as follows:

	Years Ended December 31,
	2011	2010
Projected benefit obligation:
Obligation, beginning of year	$18,108	$29,862
Service cost	—	448
Interest cost	279	351
Benefits paid	—	(15,199)
Actuarial loss	603	2,646

Obligation, end of year and unfunded status	$18,990	$18,108

The following table provides disclosure of the pension benefit obligation recorded in the consolidated balance sheets:

	As at December 31,
	2011	2010
Accrued benefits cost	$(18,990)	$(18,108)
Accumulated other comprehensive loss	2,628	2,239

Net amount recognized in the consolidated balance sheets	$(16,362)	$(15,869)

The following table provides disclosure of pension expense for the SERP for the year ended December 31:

	Years ended December 31
	2011	2010	2009
Service cost	$—	$448	$643
Interest cost	279	351	1,341
Amortization of prior service credit	—	—	145
Amortization of actuarial loss (gain)	214	—	(681)
Realized actuarial gain of settlement of pension liability	—	(385)	—

Pension expense	$493	$414	$1,448

The accumulated benefit obligation for the SERP was $19.0 million at December 31, 2011 (2010 – $18.1 million).

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2011	2010	2009
Unrecognized actuarial loss (gain)	2,628	2,239	(793)

	$2,628	$2,239	$(793)

No contributions are expected to be made for the SERP during 2012. The Company expects prior service costs of $nil, interest costs of $0.3 million and actuarial losses of $0.4 million to be recognized as a component of net periodic benefit cost in 2012.

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next five years, and in the aggregate:

2012	$—
2013	—
2014	19,676
2015	—
2016	—
Thereafter	—

$19,676

At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate to which the Company was the beneficiary. During 2010, the Company obtained $7.8 million representing the cash surrender value of these policies.

(b) Defined Contribution Pension Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During 2011, the Company contributed and expensed an aggregate of $1.0 million (2010 – $0.9 million, 2009 – $0.8 million) to its Canadian plan and an aggregate of $0.2 million (2010 – $0.2 million, 2009 – $0.2 million) to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c) Postretirement Benefits

The Company has an unfunded postretirement plan for Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplemental coverage as selected by Messrs. Gelfond and Wechsler.

The amounts accrued for the plan are determined as follows:

	As at December 31,
	2011	2010
Obligation, beginning of year	$476	$456
Interest cost	26	26
Actuarial gain	—	(6)

Obligation, end of year	$502	$476

The following details the net cost components, all related to continuing operations, and underlying assumptions of postretirement benefits other than pensions:

	Years Ended December 31,
	2011	2010	2009
Interest cost	$26	$26	$26
Actuarial gain	—	(6)	(8)

	$26	$20	$18

Weighted average assumptions used to determine the benefit obligation are:

	As at December 31,
	2011	2010	2009
Discount rate	4.20%	5.30%	5.75%

Weighted average assumptions used to determine the net postretirement benefit expense are:

	Years Ended December 31
	2011	2010	2009
Discount rate	4.50%	4.50%	4.50%

The following benefit payments are expected to be made as per the current plan assumptions in each of the next five years:

2012	$15
2013	$16
2014	$35
2015	$38
2016	$42
Thereafter	$356

Total	$502

22. Discontinued Operations

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

(b) Starboard Theater Ltd

On September 30, 2009, the Company closed its owned and operated Vancouver IMAX theater. The amount of loss to the Company pertaining to lease and guarantee obligations owing to the landlord was estimated at $0.3 million which the Company recognized as at September 30, 2009. In 2009, revenues for the Vancouver IMAX theater were $1.1 million. The Company recognized a loss of $0.1 million (net of income tax provision of $nil) in 2009 from the operation of the theater. This transaction is reflected as discontinued operations as there are no continuing cash flows from either a migration or a continuation of activities.

(c) Operating Results for Discontinued Operations

The net earnings from discontinued operations summarized in the consolidated statements of operations, were comprised of the following:

	Years Ended December 31,
	2011	2010	2009
Gain on termination of Tempe theater lease (net of tax recovery of $nil)	$—	$—	$437
Loss from Tempe Theater (net of tax recovery of $nil, respectively)	—	—	(525)
Loss from Vancouver Theater (net of tax recovery of $nil, respectively)	—	—	(88)

Net loss from discontinued operations	$—	$—	$(176)

23. Asset Retirement Obligations

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

	Years Ended December 31,
	2011	2010	2009
Beginning balance, January 1	$286	$267	$297
Accretion expense	17	19	24
Reduction in asset retirement obligation due to lease renegotiation	(73)	—	(54)

Ending balance, December 31	$230	$286	$267

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at December 31, 2011 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting, as at December 31, 2011, and has concluded that such internal control over financial reporting was effective as at that date.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, which has audited the Company’s consolidated financial statements for the year ended December 31, 2011 accompanying this Annual Report, has also audited the effectiveness of the Company’s internal control over financial reporting as at December 31, 2011 as stated in their report on page 84.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the information under the following captions in the Company’s Proxy Statement: “Item No. 1—Election of Directors;” “Executive Officers;” “Section 16(a) Beneficial Ownership Reporting Compliance;” “Code of Ethics;” and “Audit Committee.”

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

(a)(2) Financial Statement Schedules

Financial statement schedule for each year in the three-year period ended December 31, 2011.

II. Valuation and Qualifying Accounts.

(a)(3) Exhibits

The items listed as Exhibits 10.1 to 10.26 relate to management contracts or compensatory plans or arrangements.

Exhibit No.	Description

3.1	Articles of Amalgamation of IMAX Corporation, dated January 1, 2002, as amended by the Articles of Amendment of IMAX Corporation, dated June 25, 2004. Incorporated by reference to Exhibit 4.1 to IMAX Corporation’s Registration statement on Form S-3 (File No. 333-157300).

3.2	By-Law No. 1 of IMAX Corporation enacted on June 3, 2004. Incorporated by reference to Exhibit 3.2 to IMAX Corporation’s Form 10-K for the year ended December 31, 2009 (File No. 000-24216).

4.1	Shareholders’ Agreement, dated as of January 3, 1994, among WGIM Acquisition Corporation, the Selling Shareholders as defined therein, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., Bradley J. Wechsler, Richard L. Gelfond and Douglas Trumbull (the “Selling Shareholders’ Agreement”). Incorporated by reference to Exhibit 4.1 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

4.2	Amendment, dated as of March 1, 1994, to the Selling Shareholders’ Agreement. Incorporated by reference to Exhibit 4.2 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

4.3	Registration Rights Agreement, dated as of February 9, 1999, by and among IMAX Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond. Incorporated by reference to Exhibit 4.3 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.1	Stock Option Plan of IMAX Corporation, dated June 18, 2008. Incorporated by reference to Exhibit 10.1 to IMAX Corporation Form 10-K for the year ended December 31, 2010 (File No. 001-35066).

10.2	IMAX Corporation Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2006. Incorporated by reference to Exhibit 10.2 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.3	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.3 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.4	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.4 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

Exhibit No.	Description

*10.5	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Bradley J. Wechsler.

*10.6	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Bradley, J. Wechsler.

10.7	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.7 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216).

10.8	Services Agreement, dated December 11, 2008, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.8 to IMAX Corporation’s Form 10-K for the year ended December 31, 2008 (File No. 000-24216).

10.9	Services Agreement Amendment, dated February 14, 2011, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.9 to IMAX Corporation’s Form 10-K for the year ended December 31, 2010 (File No. 001-35066).

10.10	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.7 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

10.11	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.8 to IMAX Corporation’s Form 10-K for the year ended December 31, 2006 (File No. 000-24216).

*10.12	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Richard L. Gelfond.

*10.13	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Richard L. Gelfond.

10.14	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.12 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216).

10.15	Amended Employment Agreement, dated December 11, 2008, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.14 to IMAX Corporation’s Form 10-K for the year ended December 31, 2008 (File No. 000-2416).

10.16	Amended Employment Agreement, dated December 20, 2010, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.16 to IMAX Corporation’s Form 10-K for the year ended December 31, 2010 (File No. 001-35066).

*10.17	Amended Employment Agreement, dated December 12, 2011, between IMAX Corporation and Richard L. Gelfond.

*10.18	Employment Agreement, dated March 9, 2006, between IMAX Corporation and Greg Foster.

10.19	First Amending Agreement, dated December 31, 2007, between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.14 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216).

10.20	Second Amending Agreement, dated April 29, 2010, between IMAX Corporation and Greg Foster. Incorporated by reference to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2010 (File No. 000-24216).

Exhibit No.	Description

10.21	Employment Agreement, dated May 14, 2007, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to Exhibit 10.25 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2007 (File No. 000-24216).

10.22	First Amending Agreement, dated May 14, 2009, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to IMAX Corporation’s Form 10-K for the year ended December 31, 2009 (File No. 000-24216).

10.23	Second Amending Agreement, dated May 14, 2010, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2010 (File No. 000-24216).

*10.24	Third Amending Agreement, dated January 23, 2012, between IMAX Corporation and Joseph Sparacio.

10.25	Summary of Employment Arrangement, effective October 3, 2011 between IMAX Corporation and Mark Welton. Incorporated by reference to Exhibit 10.38 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-35066).

10.26	Statement of Directors’ Compensation, dated August 11, 2005. Incorporated by reference to Exhibit 10.32 to IMAX Corporation’s Form 10-K for the year ended December 31, 2010 (File No. 001-35066).

10.27	Second Amended and Restated Credit Agreement, dated June 2, 2011 by and between IMAX Corporation, Wells Fargo Capital Finance Corporation and Export Development Canada. Incorporated by reference to Exhibit 10.37 to IMAX Corporation Form 10-Q for the quarter ended June 20, 2011 (File No. 001-35066).

10.28	Securities Purchase Agreement, dated as of May 5, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust. Incorporated by reference to Exhibit 10.32 to IMAX Corporation’s Form 10-Q for the quarter ended March 31, 2008 (File No. 000-24216).

10.29	Amendment No. 1 to Securities Purchase Agreement, dated December 1, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust. Incorporated by reference to Exhibit 10.34 to IMAX Corporation’s Form 10-K for the year ended December 31, 2008 (File No. 000-24216).

*21	Subsidiaries of IMAX Corporation.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney of certain directors.

*31.1	Certification Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002, dated February 23, 2012, by Richard L. Gelfond.

*31.2	Certification Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002, dated February 23, 2012, by Joseph Sparacio.

*32.1	Certification Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, dated February 23, 2012, by Richard L. Gelfond.

*32.2	Certification Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, dated February 23, 2012, by Joseph Sparacio.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

By	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer

Date: February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2012.

/s/ RICHARD L. GELFOND	/s/ JOSEPH SPARACIO	/s/ JEFFREY VANCE
Richard L. Gelfond Chief Executive Officer & Director (Principal Executive Officer)	Joseph Sparacio Executive Vice President & Chief Financial Officer (Principal Financial Officer)	Jeffrey Vance Senior Vice-President, Finance & Controller (Principal Accounting Officer)

*	*	*
Bradley J. Wechsler Chairman of the Board & Director	Neil S. Braun Director	Kenneth G. Copland Director

*	*	*
Eric A. Demirian Director	Garth M. Girvan Director	David W. Leebron Director

*	*
Martin Pompadur Director	Marc A. Utay Director

By	* /s/ JOSEPH SPARACIO
Joseph Sparacio
(as attorney-in-fact)

IMAX CORPORATION

Schedule II

Valuation and Qualifying Accounts

(In thousands of U.S. dollars)

	Balance at beginning of year	Additions/ (recoveries) charged to expenses	Other additions/ (deductions)(1)	Balance at end of year
Allowance for net investment in leases
Year ended December 31, 2009	$4,884	$761	$89	$5,734
Year ended December 31, 2010	$5,734	$1,056	$(1,952)	$4,838
Year ended December 31, 2011	$4,838	$1,519	$(4,526)	$1,831

Allowance for financed sale receivables
Year ended December 31, 2009	$—	$178	$—	$178
Year ended December 31, 2010	$178	$(112)	$—	$66
Year ended December 31, 2011	$66	$—	$250	$316

Allowance for doubtful accounts receivable
Year ended December 31, 2009	$2,901	$127	$(258)	$2,770
Year ended December 31, 2010	$2,770	$499	$(1,281)	$1,988
Year ended December 31, 2011	$1,988	$788	$(936)	$1,840

Inventories valuation allowance
Year ended December 31, 2009	$5,341	$897	$(2,488)	$3,750
Year ended December 31, 2010	$3,750	$665	$(16)	$4,399
Year ended December 31, 2011	$4,399	$—	$(382)	$4,017

Deferred income tax valuation allowance
Year ended December 31, 2009	$68,033	$7,327	$1,920	$77,280
Year ended December 31, 2010	$77,280	$(67,501)	$(1,850)	$7,929
Year ended December 31, 2011	$7,929	$(1,264)	$(611)	$6,054

(1)	Deductions represent write-offs of amounts previously charged to the provision.