Form 10-Q
period 2012-03-31
IMAX CORP
filed 2012-04-27
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2012
Common stock, no par value	65,668,646

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

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

(unaudited)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$21,588	$18,138
Accounts receivable, net of allowance for doubtful accounts of $2,256 (December 31, 2011 — $1,840)	45,542	46,659
Financing receivables (notes 3 and 16(c))	87,516	86,714
Inventories (note 4)	20,541	19,747
Prepaid expenses	3,188	3,126
Film assets	3,018	2,388
Property, plant and equipment (note 5)	104,075	101,253
Other assets (notes 16(d) and 16(e))	14,377	14,238
Deferred income taxes (note 12(a))	49,285	50,033
Goodwill	39,027	39,027
Other intangible assets (note 6)	25,985	24,913

Total assets	$414,142	$406,236

Liabilities
Bank indebtedness (note 7)	$55,000	$55,083
Accounts payable	26,888	28,985
Accrued and other liabilities (notes 8(a), 8(c), 9, 13(b), 15(a), 15(c) and 16(d))	48,961	54,803
Deferred revenue	80,936	74,458

Total liabilities	211,785	213,329

Commitments, contingencies and guarantees (notes 8 and 9)

Shareholders’ equity
Capital stock (note 13) common shares — no par value. Authorized — unlimited number.
Issued and outstanding — 65,668,646 (December 31, 2011 — 65,052,740)	307,235	303,395
Other equity	20,139	17,510
Deficit	(123,078)	(125,666)
Accumulated other comprehensive loss	(1,939)	(2,332)

Total shareholders’ equity	202,357	192,907

Total liabilities and shareholders’ equity	$414,142	$406,236

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Equipment and product sales	$14,379	$20,231
Services (note 10(c))	27,067	18,274
Rentals (note 10(c))	12,470	5,051
Finance income	1,680	1,354
Other	—	250

	55,596	45,160

Costs and expenses applicable to revenues
Equipment and product sales (note 10(a))	9,095	10,851
Services (notes 10(a) and 10(c))	15,620	11,377
Rentals (note 10(a))	4,020	2,266
Other	—	20

	28,735	24,514

Gross margin	26,861	20,646
Selling, general and administrative expenses (note 10(b))	19,062	16,868
(including share-based compensation expense of $3.8 million for the three months ended March 31, 2012 (2011 — $3.9 million))
Provision for arbitration award (note 9(c))	—	2,055
Research and development	2,630	1,868
Amortization of intangibles	176	112
Receivable provisions, net of recoveries (note 11(d))	451	208

Income (loss) from operations	4,542	(465)
Interest income	24	18
Interest expense	(526)	(443)

Income (loss) from operations before income taxes	4,040	(890)
(Provision for) recovery of income taxes	(993)	309
Loss from equity-accounted investments	(459)	(422)

Net income (loss)	$2,588	$(1,003)

Net income (loss) per share — basic & diluted: (note 13(c))
Net income (loss) per share from operations — basic & diluted	$0.04	$(0.02)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$2,588	$(1,003)
Amortization of defined benefit plan actuarial loss (note 15(a))	91	54
Unrealized gain on cash flow hedging instruments (note 16(d))	387	302
Realization of cash flow hedging loss (gain) upon settlement (note 16(d))	49	(258)

Other comprehensive income, before tax	527	98
Income tax expense allocated to other comprehensive income (note 12(b))	(134)	(28)

Comprehensive income (loss)	$2,981	$(933)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash provided by (used in):
Operating Activities
Net income (loss)	$2,588	$(1,003)
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation and amortization (note 11(c))	7,466	5,247
Write-downs, net of recoveries (note 11(d))	481	208
Change in deferred income taxes	651	(315)
Stock and other non-cash compensation	3,982	4,107
Unrealized foreign currency exchange gain	(1,388)	(1,084)
Loss on equity-accounted investments	459	422
Gain on non-cash contribution to equity-accounted investees	—	(404)
Investment in film assets	(3,958)	(2,250)
Changes in other non-cash operating assets and liabilities (note 11(a))	145	(14,494)

Net cash provided by (used in) operating activities	10,426	(9,566)

Investing Activities
Purchase of property, plant and equipment	(374)	(838)
Investment in joint revenue sharing equipment	(7,088)	(3,136)
Investment in new business ventures	(381)	—
Acquisition of other intangible assets	(2,568)	(232)

Net cash used in investing activities	(10,411)	(4,206)

Financing Activities
Increase in bank indebtedness	4,917	—
Repayment of bank indebtedness	(5,000)	—
Common shares issued — stock options exercised (note 13(d))	3,488	831

Net cash provided by financing activities	3,405	831

Effects of exchange rate changes on cash	30	(70)

Increase (decrease) in cash and cash equivalents during the period	3,450	(13,011)

Cash and cash equivalents, beginning of period	18,138	30,390

Cash and cash equivalents, end of period	$21,588	$17,379

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

The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). The Company has 8 film production companies that are VIEs. For 2 of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets and total liabilities of $nil as at March 31, 2012 (December 31, 2011 — $nil). For the other 6 film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at March 31, 2012, these 6 VIEs have total assets of $12.7 million (December 31, 2011 — $12.7 million) and total liabilities of $12.7 million (December 31, 2011 — $12.7 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil for the three months ended March 31, 2012 (2011 — $nil). The carrying value of these investments in VIEs that are not consolidated is $nil at March 31, 2012 (December 31, 2011 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statement of operations. The Company’s exposure is $nil at March 31, 2012.

The Company accounts for investments in new business ventures using the guidance of ASC 323 “Investments – Equity Method and Joint Ventures” (“ASC 323”) and ASC 320 – “Investments in Debt and Equity Securities” (“ASC 320”), as appropriate. At March 31, 2012, the equity method of accounting is being utilized for an investment with a carrying value of $4.0 million (December 31, 2011 – $4.1 million). The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under ASC 320 and is recorded at its fair value of $1.0 million at March 31, 2012 (December 31, 2011 – $1.0 million). This investment is classified as an available-for-sale investment. The total carrying value of investments in new business ventures at March 31, 2012 and December 31, 2011 is $5.0 million and $5.1 million, respectively and is recorded in Other Assets.

All significant intercompany accounts and transactions, including all unrealized intercompany profits on transactions with equity-accounted investees, have been eliminated.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

These interim financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2011 Annual Report on Form 10-K for the year ended December 31, 2011 (“the 2011 Form 10-K”) which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company’s financial statements for the year ended December 31, 2011, except as noted below.

2. New Accounting Standards and Accounting Changes

Changes in Accounting Policies

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The standards set forth in ASU 2011-04 supersede most of the accounting guidance currently found in Topic 820 of the FASB’s ASC. The amendments will improve comparability of fair value measurements presented and disclosed in financial statements prepared with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011 on a prospective basis. Early application by public entities is not permitted. On January 1, 2012, the Company adopted the disclosure requirements amendments in ASU 2011-04 relating to Level 3 fair value measurements and accordingly, has expanded disclosures as presented in note 16(b).

Recently Issued FASB Accounting Standard Codification Updates

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet—Disclosures about Offsetting Assets and Liabilities (ASC Topic 210)”. The purpose of the amendment is to provide greater clarity within disclosures between entities reporting in U.S. GAAP versus IFRS that have offsetting (netting) assets and liabilities. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments in ASU 2011-11 for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. It is to be applied retrospectively for all comparative periods presented. The Company is currently evaluating the potential impact of ASU 2011-11 on its consolidated financial statements.

3. Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	March 31, 2012	December 31, 2011
Gross minimum lease payments receivable	$21,896	$29,603
Unearned finance income	(6,110)	(8,356)

Minimum lease payments receivable	15,786	21,247
Accumulated allowance for uncollectible amounts	(1,624)	(1,833)

Net investment in leases	14,162	19,414

Gross financed sales receivables	103,996	95,686
Unearned finance income	(30,199)	(28,070)

Financed sales receivables	73,797	67,616
Accumulated allowance for uncollectible amounts	(443)	(316)

Net financed sales receivables	73,354	67,300

Total financing receivables	$87,516	$86,714

Net financed sales receivables due within one year	$9,759	$8,694
Net financed sales receivables due after one year	$63,595	$58,606

As at March 31, 2012, the financed sale receivables had a weighted average effective interest rate of 9.0% (December 31, 2011 — 8.9%).

4. Inventories

	March 31, 2012	December 31, 2011
Raw materials	$4,869	$5,803
Work-in-process	1,570	1,515
Finished goods	14,102	12,429

	$20,541	$19,747

At March 31, 2012, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $8.9 million (December 31, 2011 — $5.7 million).

Inventories at March 31, 2012 include provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $4.0 million (December 31, 2011 — $4.0 million).

5. Property, Plant and Equipment

	As at March 31, 2012
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components(1)(2)	$124,611	$41,961	$82,650
Camera equipment(5)	6,355	6,108	247

	130,966	48,069	82,897

Assets under construction(3)	8,242	—	8,242

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,635	9,475	5,160
Office and production equipment(4)	29,989	25,466	4,523
Leasehold improvements	9,531	7,871	1,660

	55,748	42,812	12,936

	$194,956	$90,881	$104,075

	As at December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components(1)(2)	$122,691	$39,773	$82,918
Camera equipment(5)	6,355	6,088	267

	129,046	45,861	83,185

Assets under construction(3)	4,972	—	4,972

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,633	9,352	5,281
Office and production equipment(4)	29,220	24,772	4,448
Leasehold improvements	9,396	7,622	1,774

	54,842	41,746	13,096

	$188,860	$87,607	$101,253

(1)	Included in theater system components are assets with costs of $18.4 million (December 31, 2011 — $18.4 million) and accumulated depreciation of $17.8 million (December 31, 2011 — $17.8 million) that are leased to customers under operating leases.
(2)	Included in theater system components are assets with costs of $102.3 million (December 31, 2011 — $100.2 million) and accumulated depreciation of $21.5 million (December 31, 2011 — $19.1 million) that are used in joint revenue sharing arrangements.
(3)	Included in assets under construction are components with costs of $7.0 million (December 31, 2011 — $3.7 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.
(4)	Fully amortized office and production equipment is still in use by the Company.
(5)	Fully amortized camera equipment still in use by the Company.

6. Other Intangible Assets

	As at March 31, 2012
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$8,035	$5,384	$2,651
Licenses and intellectual property	19,590	623	18,967
Other	4,367	—	4,367

	$31,992	$6,007	$25,985

	As at December 31, 2011
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$8,014	$5,304	$2,710
Licenses and intellectual property	19,407	254	19,153
Other	3,050	—	3,050

	$30,471	$5,558	$24,913

The Company expects to amortize approximately $1.5 million of other intangible assets for the remainder of 2012 and an average of $2.0 million for each of the next 5 years, respectively. Fully amortized other intangible assets are still in use by the Company.

During the three months ended March 31, 2012, the Company acquired $2.0 million in other intangible assets. The net book value of these other intangible assets was $2.0 million as at March 31, 2012. The weighted average amortization period for these additions was 10 years.

During the three month months ended March, 31, 2012, the Company incurred costs of less than $0.1 million to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses (2011 — less than $0.1 million).

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

On June 2, 2013 any outstanding borrowings under the revolving term loan portion of the Credit Facility convert to a term loan to be repaid in accordance with the terms of the Credit Facility, any undrawn amounts under the revolving term loan are cancelled and the Company may not request any further advances under the revolving term loan.

The revolving asset-based portion of the Credit Facility bears interest, at the Company option, at (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. The revolving term loan portion of the Credit Facility also bears interest at the Company’s option, at (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. Under the Prior Credit Facility, the effective interest rate for the term loan portion was 4.05% for the three months ended March 31, 2011. There was no amount drawn on the revolving portion of the Prior Credit Facility. Under the Credit Facility, the effective interest rate for the revolving term loan portion was 2.51% for the three months ended March 31, 2012. There was no amount drawn on the revolving asset-based portion of the Credit Facility.

The Credit Facility provides that the Company will be required to maintain a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1. The Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0. At all times under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. These amounts were $55.0 million and $76.6 million at March 31, 2012 respectively. The Company was in compliance with all of these requirements at March 31, 2012.

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

Bank indebtedness includes the following:

	March 31, 2012	December 31, 2011
Revolving Term Loan	$55,000	$55,083

Total amounts drawn and available under the Credit Facility at March 31, 2012 were $55.0 million and $55.0 million, respectively (December 31, 2011 — $55.1 million and $52.0 million, respectively).

At March 31, 2012, the Company’s current borrowing capacity under the revolving asset-based portion of the Credit Facility was $50.0 million after deduction for letters of credit of $nil and the minimum Excess Availability reserve of $5.0 million (December 31, 2011 — $47.1 million) and borrowing capacity under the revolving term portion of the Credit Facility was $5.0 million.

In accordance with the loan agreement, the Company is obligated to make payments on the principal of the revolving term loan as follows:

2012 (nine months remaining)	$—
2013	—
2014	—
2015	55,000
2016	—
Thereafter	—

$55,000

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The settlement risk on its foreign currency forward contracts was $nil as at March 31, 2012 as the fair value exceeded the notional value of the forward contracts. As at March 31, 2012, the Company has $45.5 million of such arrangements outstanding.

Bank of Montreal Facility

As at March 31, 2012, the Company has available a $10.0 million facility (December 31, 2011 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at March 31, 2012, the Company has letters of credit and advance payment guarantees outstanding of $0.7 million (December 31, 2011 — $0.8 million) under the Bank of Montreal Facility.

8. Commitments

(a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company as at March 31, 2012 for each of the years ended December 31, are as follows:

	Operating Leases	Capital Leases
2012 (nine months remaining)	$4,900	$17
2013	2,811	20
2014	1,354	—
2015	526	—
2016	511	—
Thereafter	1,323	—

	$11,425	$37

Rent expense was $1.5 million for three months ended March 31, 2012 (2011 — $1.2 million) net of sublease rental of $nil (2011 — less than $0.1 million).

Recorded in the accrued liabilities balance as at March 31, 2012 is $3.2 million (December 31, 2011 — $3.5 million) related to accrued rent and lease inducements being recognized as an offset to rent expense over the term of the lease.

Purchase obligations under long-term supplier contracts as at March 31, 2012 were $9.7 million (December 31, 2011 — $12.9 million).

(b) As at March 31, 2012, the Company has letters of credit and advance payment guarantees secured by the Credit Facility of $nil (December 31, 2011 — $3.0 million) outstanding. As at March 31, 2012 the Company also has letters of credit outstanding of $0.7 million as compared to $0.8 million as at December 31, 2011, under the Bank of Montreal Facility.

(c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At March 31, 2012, $1.4 million (December 31, 2011 — $1.3 million) of commissions have been accrued and will be payable in future periods.

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

(b) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”), seeking damages as a result of E-City’s breach of a September 2000 lease agreement. An arbitration hearing took place in November 2005 against E-City which considered all claims by the Company. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. Further hearings took place in July 2006 and December 2006. On August 24, 2007, the ICC issued an award unanimously in favor of the Company in the amount of $9.4 million, consisting of past and future rents owed to the Company under its lease agreements, plus interest and costs. In the award, the ICC upheld the validity and enforceability of the Company’s theater system contract. The Company thereafter submitted its application to the arbitration panel for interest and costs. On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, plus an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid, which the Company is seeking to enforce and collect in full. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India. The Company has opposed that application on a number of grounds and seeks to have the ICC award recognized in India. That Mumbai proceeding is still pending. On June 24, 2011, the Company commenced an application to the Ontario Superior Court of Justice for recognition of the final award. On December 2, 2011, the Ontario court issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application. On January 18, 2012, the Company filed an application in New York State Supreme Court seeking recognition of the Ontario order in New York. On April 11, 2012, the New York court issued an order granting the Company’s application.

(c) In June 2003, Robots of Mars, Inc. (“Robots”) initiated an arbitration proceeding against the Company in California with the American Arbitration Association pursuant to arbitration provisions in two film production agreements entered into in 1994 and 1995 between Robots’ predecessor-in-interest and a discontinued subsidiary of the Company (“Ridefilm”), asserting claims for breach of contract, fraud, breach of fiduciary duty and intentional interference with the contract. The Company discontinued its Ridefilm business through a sale of the Ridefilm business and its assets to a third party in March 2001. Robots sought an award of over $5.0 million in damages including contingent compensation that it claims was owed under two production agreements, damages for tort claims, and punitive damages. The arbitration hearings of this matter occurred in June and October 2009. The arbitrator issued a final award on March 16, 2011, awarding Robots $0.4 million in damages and $0.3 million in pre-judgment interest to date on its claim for breach of one of the Ridefilm production agreements. The arbitrator found in the Company’s favor on Robots’ tort claims, and awarded Robots no damages on its claim for breach of the second production agreement. Despite finding in the Company’s favor on the vast majority of Robots’ claims, the arbitrator awarded Robots $1.2 million in attorneys’ fees and costs pursuant to the attorneys’ fee provision set forth in the production agreements. Robots initiated two separate proceedings in California and in Ontario, Canada, to confirm the award. On July 13, 2011, a California district court granted Robots’ petition to confirm the award, and denied the Company’s petition to vacate the award. On August 18, 2011, the Company appealed the district court’s denial of its petition to vacate to the United States Court of Appeals for the Ninth Circuit. On January 12, 2012, the Company, Ridefilm and Robots entered into a confidential settlement agreement, pursuant to which the parties fully and finally resolved and settled all claims between them relating to this dispute. The Company dismissed the Ninth Circuit appeal on January 27, 2012, and the parties filed their respective Notices of Abandonment of the Ontario proceedings with the court of February 17, 2012, resulting in a dismissal of those proceedings.

(d) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock on the NASDAQ between February 27, 2003 and July 20, 2007 (the “U.S. Class”), alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. On April 14, 2011, the Court issued an order appointing The Merger Fund as the lead plantiff and Abbey Spanier Rodd & Abrams, LLP as lead plantiff’s counsel. On November 2, 2011, the parties entered into a memorandum of understanding containing the terms and conditions of a settlement of this action. On January 26, 2012, the parties executed and filed with the Court a formal stipulation of settlement and proposed form of notice to the class, which the Court preliminarily approved on February 1, 2012. Under the terms of the settlement, members of the U.S. Class who do not opt out of the settlement will release defendants from liability for all claims that were alleged in this action or could have been alleged in this action or any other proceeding (including the Canadian Action) relating to the purchase of IMAX securities on the NASDAQ from February 27, 2003 and July 20, 2007 or the subject matter and facts relating to this action. As part of the settlement and in exchange for the release, defendants will pay $12.0 million to a settlement fund which amount will be funded by the carriers of the Company’s directors and officers insurance policy and by PricewaterhouseCoopers LLP. On March 26, 2012, the parties executed and filed with the Court and amended formal stipulation of settlement and proposed form of notice to the class, which the Court preliminarily approved on March 28, 2012. The settlement is subject to final court approval and the Court will conduct a hearing on June 14, 2012 to determine whether the settlement should be granted final approval.

(e) A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit seeks $210.0 million in compensatory and punitive damages, as well as costs. As a result, the Company is unable to estimate a potential loss exposure at this time. For reasons released December 14, 2009, the Court granted leave to the Plaintiffs to amend their statement of claim to plead certain claims pursuant to the Securities Act (Ontario) against the Company and certain individuals and granted certification of the action as a class proceeding. These are procedural decisions, and do not contain any conclusions binding on a judge at trial as to the factual or legal merits of the claim. Leave to appeal those decisions was denied. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits, exclusions and deductibles.

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

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the condensed consolidated balance sheets:

	March 31, 2012	December 31, 2011
Balance at the beginning of period	$94	$160
Warranty redemptions	(52)	(152)
Warranties issued	—	146
Revisions	(18)	(60)

Balance at the end of period	$24	$94

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheets as at March 31, 2012 and December 31, 2011 with respect to this indemnity.

Other Indemnification Agreements

In the normal course of the Company’s operations, the Company provides indemnifications to counterparties in transactions such as: theater system lease and sale agreements and the supervision of installation or servicing of the theater systems; film production, exhibition and distribution agreements; real property lease agreements; and employment agreements. These indemnification agreements require the Company to compensate the counterparties for costs incurred as a result of litigation claims that may be suffered by the counterparty as a consequence of the transaction or the Company’s breach or non-performance under these agreements. While the terms of these indemnification agreements vary based upon the contract, they normally extend for the life of the agreements. A small number of agreements do not provide for any limit on the maximum potential amount of indemnification; however, virtually all of the Company’s system lease and sale agreements limit such maximum potential liability to the purchase price of the system. The fact that the maximum potential amount of indemnification required by the Company is not specified in some cases prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnifications and no amounts have been accrued in the condensed consolidated financial statements with respect to the contingent aspect of these indemnities.

10. Condensed Consolidated Statements of Operations Supplemental Information

(a) Selling Expenses

The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs, included in costs and expenses applicable to revenues-equipment and product sales, totaled $0.7 million for the three months ended March 31, 2012 (2011 — $0.7 million).

Film exploitation costs, including advertising and marketing, totaled $1.4 million for the three months ended March 31, 2012 (2011 — $0.6 million) and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $0.1 million for the three months ended March 31, 2012 (2011 — $0.2 million). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $0.3 million for the three months ended March 31, 2012 (2011 — $0.3 million).

(b) Foreign Exchange

Included in selling, general and administrative expenses for the three months ended March 31, 2012 is a $1.4 million gain (2011 — gain of $0.6 million), for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts. See note 16(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 24 exhibitors for a total of 381 theater systems, of which 265 theaters were operating as at March 31, 2012, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(n) of the Company’s 2011 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Rentals revenue and for the three months ended March 31, 2012 amounted to $11.7 million (2011 — $4.0 million).

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

For the three months ended March 31, 2012, 10 IMAX DMR films were exhibited through the IMAX theater network. The Company has entered into arrangements with film producers to convert 15 additional films which are expected to be released during the remainder of 2012, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(n) of the Company’s 2011 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three months ended March 31, 2012 amounted to $13.8 million (2011 — $7.3 million).

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

The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) and 2(n) of the Company’s 2011 Form 10-K.

As at March 31, 2012, the Company has 2 significant co-produced film arrangements which makes up greater than 50% of the VIE total assets and liabilities balance of $12.7 million and 2 other co-produced film arrangements, the terms of which are similar.

For the three months ended March 31, 2012, amounts totaling $0.9 million (2011 — $1.1 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

11. Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Three Months Ended March 31,
	2012	2011
Decrease (increase) in:
Accounts receivable	$856	$8,944
Financing receivables	(876)	(2,328)
Inventories	(3,492)	(2,745)
Prepaid expenses	(62)	(701)
Commissions and other deferred selling expenses	(180)	88
Insurance recoveries	336	1,290
Other assets	(531)	612
Increase (decrease) in:
Accounts payable	1,759	(274)
Accrued and other liabilities(1)	(4,143)	(16,948)
Deferred revenue	6,478	(2,432)

	$145	$(14,494)

(1)	Decrease in accrued and other liabilities for the three months ended March 31, 2012 includes payments of $0.3 million for variable stock-based compensation (2011 — $10.7 million).

(b) Cash payments made on account of:

	Three Months Ended March 31,
	2012	2011
Income taxes	$372	$1,378

Interest	$394	$298

(c) Depreciation and amortization are comprised of the following:

	Three Months Ended March 31,
	2012	2011
Film assets	$3,304	$2,696
Property, plant and equipment
Joint revenue sharing arrangements	2,371	1,381
Other property, plant and equipment	1,132	947
Other intangible assets	501	112
Other assets	115	25
Deferred financing costs	43	86

	$7,466	$5,247

(d) Write-downs, net of recoveries, are comprised of the following:

	Three Months Ended March 31,
	2012	2011
Accounts receivables	$296	$120
Financing receivables	155	88
Property, plant and equipment	18	—
Other intangible assets	12	—
Inventories	—	—

	$481	$208

12. Income Taxes

(a) Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. During the quarter ended March 31, 2012, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings.

As at March 31, 2012, the Company had net deferred income tax assets after valuation allowance of $49.3 million (December 31, 2011 — $50.0 million). As at March 31, 2012, the Company had a gross deferred income tax asset before valuation allowance of $55.4 million (December 31, 2011 — $56.1 million), against which the Company is carrying a $6.1 million valuation allowance (December 31, 2011 — $6.1 million).

As at March 31, 2012 and December 31, 2011, the Company had total unrecognized tax benefits (including interest and penalties) of $4.6 million and $4.4 million, respectively, for international withholding taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, state, provincial and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of operations rather than income tax expense. The Company recognized approximately less than less than $0.1 million in potential interest and penalties associated with unrecognized tax benefits for the three months ended March 31, 2012 (2011 — less than $0.1 million).

(b) Income Tax Effect on Comprehensive Income

The income tax (expense) benefit related to the following items included in other comprehensive income are:

	Three Months Ended March 31,
	2012	2011
Amortization of actuarial loss on defined benefit plan	(23)	(16)
Unrealized change in cash flow hedging instruments	(99)	(84)
Realization of cash flow hedging gains upon settlement	(12)	72

	$(134)	$(28)

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

(b) Stock-Based Compensation

The Company has five stock-based compensation plans that are described below. The compensation costs recorded in the condensed consolidated statement of operations for these plans were $3.8 million for the three months ended March 31, 2012 (2011 — $4.0 million).

Stock Option Plan

The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants. The Company recorded an expense of $3.0 million for the three months ended March 31, 2012 (2011 — $2.0 million), related to grants issued to employees and directors in the plan. No income tax benefit is recorded in the condensed consolidated statement of operations for these costs.

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

The weighted average fair value of all common share options, granted to employees for the three months ended March 31, 2012 at the measurement date was $7.65 per share (2011 — $9.87 per share). The following assumptions were used:

	Three Months Ended March 31,
	2012	2011
Average risk-free interest rate	1.39%	2.87%
Expected option life (in years)	4.43 - 5.36	5.08 - 5.14
Expected volatility	50%	50%
Annual termination probability	8.52% - 8.76%	8.31% - 8.49%
Dividend yield	0%	0%

As at March 31, 2012, the Company has reserved a total of 13,133,729 (December 31, 2011 — 13,010,548) common shares for future issuance under the Stock Option Plan, of which options in respect of 8,116,782 common shares are outstanding at March 31, 2012. All awards of stock options are made at fair market value of the Company’s common shares on the date of grant. The fair market value of a common share on a given date means the higher of the closing price of a common share on the grant date (or the most recent trading date if the grant date is not a trading date) on the New York Stock Exchange (“NYSE”), the Toronto Stock Exchange (the “TSX”) and such national exchange, as may be designated by the Company’s Board of Directors (the “Fair Market Value”). The options generally vest between one and 5 years and expire 10 years or less from the date granted. The Stock Option Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan and upon certain conditions. At March 31, 2012, options in respect of 3,150,636 common shares were vested and exercisable.

The following table summarizes certain information in respect of option activity under the Stock Option Plan for the three month periods ended March 31:

	Number of Shares		Weighted Average Exercise Price Per Share
	2012	2011	2012	2011
Options outstanding, beginning of year	7,200,721	6,743,272	$14.60	$10.79
Granted	1,542,117	979,930	25.14	31.25
Exercised	(615,906)	(109,366)	5.66	7.60
Forfeited	(10,150)	(18,750)	20.73	7.57
Expired	—	—	—	—
Cancelled	—	—	—	—

Options outstanding, end of period	8,116,782	7,595,086	17.27	13.49

Options exercisable, end of period	3,150,636	3,148,833	11.87	6.46

The Company did not cancel any stock options from its Stock Option Plan surrendered by Company employees during the three months ended March 31, 2012 and 2011, respectively.

As at March 31, 2012, 7,263,199 options were fully vested or are expected to vest with a weighted average exercise price of $16.66, aggregate intrinsic value of $66.7 million and weighted average remaining contractual life of 5.3 years. As at March 31, 2012, options that are exercisable have an intrinsic value of $43.0 million and a weighted average remaining contractual life of 4.3 years. The intrinsic value of options exercised in the three months ended March 31, 2012 was $10.6 million (2011 — $2.4 million).

Options to Non-Employees

There were no common share options issued to non-employees during the three months ended March 31, 2012. During the three months ended March 31, 2011, an aggregate of 103,944 common share options to purchase the Company’s common stock with an average exercise price of $27.64 were granted to certain advisors and strategic partners of the Company. These options granted in 2011 have a maximum contractual life of 6 years and vested immediately. These options were granted under the Stock Option Plan.

As at March 31, 2012, non-employee options outstanding amounted to 117,501 options (2011 — 210,445) with a weighted average exercise price of $13.63 (2011 — $20.75). Included within the non-employee options are 15,000 options which were modified in 2011 from service based employee awards to performance based non-employee awards. 33,967 options (2011 — 103,944) were exercisable with an average weighted exercise price of $11.53 (2011 — $27.64) and the vested options have an aggregate intrinsic value of $0.4 million (2011 — $0.5 million). The weighted average fair value of options granted to non-employees during the three months ended March 31, 2011 at the measurement date was $13.75 per share, utilizing a Binomial Model with the following underlying assumptions for periods ended March 31:

	Three Months Ended March 31,
	2012	2011
Average risk-free interest rate	n/a	2.38%
Contractual option life	n/a	6 years
Average expected volatility	n/a	50%
Dividend yield	n/a	0%

For the three months ended March 31, 2012, the Company recorded a charge of less than $0.1 million (2011 — $0.2 million) to cost and expenses applicable to revenues – services and selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is an accrual of $0.1 million for non-employee stock options granted.

Restricted Common Shares

There were no restricted common shares issued during the three months ended or outstanding as at March 31, 2012 and 2011.

Stock Appreciation Rights

There has been no stock appreciation rights (“SARs”) granted since 2007. During 2007, 2,280,000 SARs with a weighted average exercise price of $6.20 per right were granted in lieu of stock options to certain Company executives. During the first quarter of 2012, 15,000 SARs were cash settled for $0.3 million (2011 — 527,500 SARs were cash settled for $10.7 million). The average exercise price for the settled SARs for the quarter ended March 31, 2012 was $6.86 (2011 — $6.86) per SAR. As at March 31, 2012, 118,000 SARs were outstanding, of which 100,000 SARs were exercisable. None of the SARs were forfeited, cancelled, or expired for the quarters ended March 31, 2012 and 2011. The SARs vesting period ranges from immediately upon granting to 5 years, with a remaining contractual life of 5.76 years as at March 31, 2012. The outstanding SARs had a weighted average fair value of $17.99 per right as at March 31, 2012 (December 31, 2011 — $12.43). The Company accounts for the obligation of these SARs as a liability (March 31, 2012 — $2.1 million; December 31, 2011 — $1.6 million), which is classified within accrued liabilities. The Company has recorded a $0.8 million expense for the three months ended March 31, 2012 (2011 — $1.8 million) to selling, general and administrative expenses related to these SARs. The following assumptions were used for measuring the fair value of the SARs:

	As at March 31, 2012	As at December 31, 2011
Average risk-free interest rate	1.04%	1.09%
Expected option life (in years)	1.90 - 2.65	3.18 - 3.46
Expected volatility	50%	50%
Annual termination probability	8.76%	8.76%
Dividend yield	0%	0%

Warrants

There were no warrants issued during the three months ended or outstanding as at March 31, 2012 and 2011.

(c) Income (Loss) per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months Ended March 31,
	2012	2011
Net income (loss) from continuing operations applicable to common shareholders	$2,588	$(1,003)

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	65,053	64,146
Weighted average number of shares issued during the period	349	41

Weighted average number of shares used in computing basic income (loss) per share	65,402	64,187
Assumed exercise of stock, net of shares assumed	2,756	—

Weighted average number of shares used in computing diluted income (loss) per share	68,158	64,187

The calculation of diluted loss per share for the first quarter of 2011 excludes 4,038,198 shares that are issuable upon exercise of stock options, net of shares assumed as the impact of these exercises would be antidilutive.

(d) Shareholders’ Equity

The following summarizes the movement of Shareholders’ Equity for the three months ended March 31, 2012:

Balance as at December 31, 2011	$192,907
Issuance of common shares for stock options exercised	3,488
Net income	2,588
Adjustment to other equity for employee stock options granted	2,981
Adjustment to other equity for non-employee stock options granted	—
Adjustment to capital stock for stock options exercised	352
Adjustment to other equity for stock options exercised	(352)
Adjustments to accumulated other comprehensive loss to record unrealized gain from cash flow hedging instruments	387
Adjustments to accumulated other comprehensive loss to record the realization of cash flow hedging losses upon settlement	49
Adjustments to accumulated other comprehensive loss to record the amortization of actuarial loss on defined benefit plan	91
Tax effect of movement in accumulated other comprehensive loss	(134)

Balance as at March 31, 2012	$202,357

14. Segmented Information

The Company has seven reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; and other. The IMAX systems segment designs, manufactures, sells or leases IMAX theater projection system equipment. The theater system maintenance segment maintains IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment provides IMAX theater projection system equipment to an exhibitor in exchange for a share of the box-office and concession revenues. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.” The other segment includes certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2011 Form 10-K.

The Company’s Chief Operating Decision Maker (“CODM”), as defined in the Segment Reporting Topic of the FASB ASC, assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), writedowns net of recoveries, interest income, interest expense and tax (provision) recovery are not allocated to the segments.

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

Transactions between the other segments are not significant.

	Three Months Ended March 31,
	2012	2011
Revenue(1)
IMAX systems	$15,658	$22,259
Theater system maintenance	6,847	5,795
Joint revenue sharing arrangements	11,698	4,040
Films
Production and IMAX DMR	13,838	7,258
Distribution	3,138	2,617
Post-production	2,077	1,624
Other	2,340	1,567

Total	$55,596	$45,160

Gross margins
IMAX systems(2)	$7,412	11,735
Theater system maintenance	2,726	2,587
Joint revenue sharing arrangements(2)	7,937	2,178
Films
Production and IMAX DMR(2)	7,930	2,759
Distribution(2)	709	626
Post-production	604	1,689
Other	(457)	(928)

Total	$26,861	$20,646

(1)	The Company’s three largest customers as at March 31, 2012 collectively represent 17.6% of total revenues (2011 — 22.4%).
(2)	IMAX systems include commission costs of $0.7 million for the three months ended March 31, 2012 (2011 — $0.7 million). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $0.4 million for the three months ended March 31, 2012 (2011 — $0.5 million). Production and DMR segment margins include marketing costs of $0.6 million for the three months ended March 31, 2012 (2011 — $0.4 million). Distribution segment margins include marketing costs of $0.8 million for the three months ended March 31, 2012 (2011 — $0.2 million).

	March 31, 2012	December 31, 2011
Assets
IMAX systems	$157,287	$154,312
Theater system maintenance	8,796	13,008
Joint revenue sharing arrangements	125,767	120,483
Films
Production and IMAX DMR	15,253	16,577
Distribution	3,384	4,504
Post-production	3,654	4,185
Other	2,133	2,718
Corporate and other non-segment specific assets	97,868	90,449

Total	$414,142	$406,236

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater. Comparative numbers related to IMAX DMR revenue have been adjusted to conform to the current period presentation.

	Three Months Ended March 31,
	2012	2011
Revenue
Canada	$4,133	$1,322
United States	26,600	21,983
Russia and the CIS	3,102	4,642
Western Europe	5,698	3,121
Rest of Europe	266	2,344
Asia (excluding Greater China)	4,064	3,081
Greater China	6,969	7,130
Mexico	410	413
Rest of the World	4,354	1,124

Total	$55,596	$45,160

No single country in the Rest of the World, Western Europe, Rest of Europe or Asia (excluding Greater China) classifications comprises more than 5% of the total revenue.

15. Employees Pension and Postretirement Benefits

(a) Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan (the “SERP”) covering Richard L. Gelfond, Chief Executive Officer (“CEO”) of the Company and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at March 31, 2012, the benefits of Mr. Gelfond were 100% vested. Upon a termination for cause, prior to a change of control, the executive shall forfeit any and all benefits to which such executive may have been entitled, whether or not vested.

Under the terms of the SERP, if Mr. Gelfond’s employment terminated other than for cause, he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. The term of Mr. Gelfond’s current employment agreement has been extended through December 31, 2013. Under the terms of the extension, Mr. Gelfond also agreed that any compensation earned during 2011, 2012 and 2013 would not be included in calculating his entitlement under the SERP.

The amounts accrued for the SERP are determined as follows:

	As at March 31, 2012	As at December 31, 2011
Obligation, beginning of period	$18,990	$18,108
Interest cost	68	279
Actuarial loss	—	603

Obligation, end of period and unfunded status	$19,058	$18,990

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended March 31,
	2012	2011
Interest cost	68	70
Amortization of actuarial loss	91	54

Pension expense	$159	$124

The accumulated benefit obligation for the SERP was $19.1 million at March 31, 2012 (December 31, 2011 — $19.0 million).

The following amounts were included in accumulated other comprehensive income (“AOCI”) and will be recognized as components of net periodic benefit cost in future periods:

	As at March 31, 2012	As at December 31, 2011
Unrecognized actuarial loss	$2,537	$2,628

No contributions are expected to be made for the SERP during 2012. The Company expects interest costs of $0.2 million and amortization of actuarial losses of $0.3 million to be recognized as a component of net periodic benefit cost during the remainder of 2012.

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2012 (nine months remaining)	$—
2013	—
2014	19,676
2015	—
2016	—
Thereafter	—

$19,676

(b) Defined Contribution Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three months ended March 31, 2012, the Company contributed and expensed an aggregate of $0.3 million (2011 — $0.2 million) to its Canadian plan and an aggregate of $0.1 million (2011 — less than $0.1 million) to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c) Postretirement Benefits

The Company has an unfunded postretirement plan for Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at March 31, 2012 is $0.5 million (December 31, 2011 — $0.5 million). The Company has expensed less than $0.1 million for the three months ended March 31, 2012 (2011 — less than $0.1 million).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2012 (nine months remaining)	$15
2013	16
2014	35
2015	38
2016	42
Thereafter	378

$524

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

(b) Fair Value Measurements

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at March 31, 2012		As at December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Borrowings under Credit Facility	$(55,000)	$(55,000)	$(55,083)	$(55,083)
Net financed sales receivable	$73,354	$71,374	$67,300	$65,846
Net investment in sales-type leases	$14,162	$14,467	$19,414	$20,448
Available-for-sale investment	$1,012	$1,012	$1,012	$1,012
Foreign exchange contracts — designated forwards	$254	$254	$(182)	$(182)
Foreign exchange contracts — non-designated forwards	$219	$219	$(645)	$(645)

The carrying value of borrowings under the Credit Facility approximates fair value as the interest rates offered under the Credit Facility are close to March 31, 2012 and December 31, 2011 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2012 and December 31, 2011, respectively.

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2012 and December 31, 2011, respectively.

The fair value of the Company’s available-for-sale investment is determined using the present value of expected cash flows based on projected earnings and other information readily available from the business venture (Level 3 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2012 and December 31, 2011, respectively. The discounted cash flow valuation technique is based on significant unobservable inputs of revenue and expense projections, appropriately risk weighted, as the investment is in a start-up entity. The significant unobservable inputs used in the fair value measurement of the Company’s available-for-sale investment are long-term revenue growth and pretax operating margin. A significant increase (decrease) in any of those inputs in isolation would result in a lower or higher fair value measurement.

The fair value of foreign currency derivatives are determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2012 and December 31, 2011, respectively. These identical instruments are traded on a closed exchange.

There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2012 or 2011. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The table below sets forth a summary of changes in the fair value of the Company’s available-for-sale investment measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period:

Available For Sale Investments
Beginning balance, January 1, 2012	$1,012
Transfers into/out of Level 3	—
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, sales and settlements	—

Ending balance, March 31, 2012	$1,012

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

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

The Company classifies its customers into three categories to indicate the credit quality worthiness of its financing receivables for internal purposes only:

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

The following table discloses the recorded investment in financing receivables by credit quality indicator as at March 31, 2012:

	As at March 31, 2012			As at December 31, 2011
	Minimum Lease Payments	Financed Sales Receivables	Total	Minimum Lease Payments	Financed Sales Receivables	Total
In good standing	$10,855	$61,536	$72,391	$15,667	$55,907	$71,574
Pre-approved transactions	1,781	11,831	13,612	3,343	10,990	14,333
Transactions suspended	3,150	430	3,580	2,237	719	2,956

	$15,786	$73,797	$89,583	$21,247	$67,616	$88,863

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

The Company’s investment in financing receivables on nonaccrual status as at March 31, 2012 is as follows:

	As at March 31, 2012		As at December 31, 2011
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Net investment in leases	$4,269	$(1,624)	$4,692	$(1,833)
Net financed sales receivables	1,347	(443)	1,329	(316)

	$5,616	$(2,067)	$6,021	$(2,149)

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

The Company’s aged financing receivables are as follows:

	As at March 31, 2012
	Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$268	$282	$1,625	$2,175	$13,611	$15,786	$(1,624)	$14,162
Net financed sales receivables	966	722	1,242	2,930	70,867	73,797	(443)	73,354

Total	$1,234	$1,004	$2,867	$5,105	$84,478	$89,583	$(2,067)	$87,516

	As at December 31, 2011
	Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$350	$261	$1,754	$2,365	$18,882	$21,247	$(1,833)	$19,414
Net financed sales receivables	723	593	1,029	2,345	65,270	67,616	(316)	67,300

Total	$1,073	$854	$2,783	$4,710	$84,152	$88,863	$(2,149)	$86,714

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at March 31, 2012
	Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$—	$—	$39	$39	$—	$—	$39
Net financed sales receivables	171	326	837	1,334	12,592	—	13,926

Total	$171	$326	$876	$1,373	$12,592	$—	$13,965

	As at December 31, 2011
	Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$67	$118	$144	$329	$3,766	$—	$4,095
Net financed sales receivables	202	345	674	1,221	16,343	—	17,564

Total	$269	$463	$818	$1,550	$20,109	$—	$21,659

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

	Impaired Financing Receivables For the Three Months Ended March 31, 2012
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	690	447	(443)	696	—

Total recorded investment in impaired loans:

Net financed sales receivables	$690	$447	$(443)	$696	$—

	Impaired Financing Receivables For the Three Months Ended March 31, 2011
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	239	183	(66)	239	—

Total recorded investment in impaired loans:

Net financed sales receivables	$239	$183	$(66)	$239	$—

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables is as follows:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:
Beginning balance	$1,833	$316	$4,838	$66
Charge-offs	(257)	—	(2,445)	—
Provision	48	127	165	—

Ending balance	$1,624	$443	$2,558	$66

Ending balance: individually evaluated for impairment	$1,624	$443	$2,558	$66

Financing receivables:
Ending balance: individually evaluated for impairment	$15,786	$73,797	$27,506	$51,062

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

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at March 31, 2012 (the “Foreign Currency Hedges”), with settlement dates throughout 2012. In addition, at March 31, 2012, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered Foreign Currency Hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value foreign exchange contracts as at:

	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$15,740	$20,581
Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	29,791	67,341

	$45,531	$87,922

Fair value of derivatives in foreign exchange contracts as at:

	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets (Accrued liabilities)	$254	$(182)
Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets (Accrued liabilities)	219	(645)

		$473	$(827)

Derivatives in Foreign Currency Hedging relationships for the three months ended March 31:

		2012	2011
Foreign exchange contracts — Forwards	Derivative gain recognized in OCI (effective portion)	$387	$302

	Location of derivative (loss) gain reclassified from AOCI into income (effective portion)	2012	2011
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$(49)	$258

Non Designated Derivatives in Foreign Currency relationships for the three months ended March 31:

	Location of derivative gain	2012	2011
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$1,181	$628

(e) Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 and the FASB ASC 320, as appropriate. As at March 31, 2012, the equity method of accounting is being utilized for an investment with a carrying value of $4.0 million (December 31, 2011 — $4.1 million). For the three months ended March 31, 2012, gross revenues, cost of revenue and net loss for the investment were $1.0 million, $3.1 million and $4.5 million, respectively (2011 — $0.2 million, $1.4 million and $4.2 million, respectively). The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. The difference between the Company’s investment balance and the amount of underlying equity in net assets owned by the Company amounts to $1.4 million and relates to goodwill. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under the FASB ASC 320 and is recorded at its fair value of $1.0 million at March 31, 2012 (December 31, 2011 — $1.0 million). This investment is classified as an available-for-sale investment. The total carrying value of investments in new business ventures at March 31, 2012 is $5.0 million (December 31, 2011 — $5.1 million) and is recorded in Other Assets.

IMAX CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company’s principal business is the design and manufacture of premium theater systems (“IMAX theater systems”) and the sale, lease or contribution to customers under revenue-sharing arrangements of IMAX theater systems. The IMAX theater systems are based on proprietary and patented technology developed over the course of the Company’s 45-year history. The Company’s customers who purchase, lease or otherwise acquire the IMAX theater systems are theater exhibitors that operate commercial theaters (particularly multiplexes), museums, science centers, or destination entertainment sites. The Company generally does not own IMAX theaters, but licenses the use of its trademarks along with the sale, lease or contribution of its equipment. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.”

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

The Company believes the IMAX theater network is the most extensive premium theater network in the world with 643 IMAX theaters (530 commercial, 113 institutional) operating in 52 countries as at March 31, 2012. This compares to 528 IMAX theaters (408 commercial, 120 institutional) operating in 46 countries as at March 31, 2011.

Important factors that the Company’s Chief Executive Officer (“CEO”) Richard L. Gelfond uses in assessing the Company’s business and prospects include revenue, gross margins from the Company’s operating segments, the signing and financial performance of theater system arrangements (particularly its joint revenue sharing arrangements), film performance, installations, earnings from operations as adjusted for unusual items that the Company views as non-recurring, the securing of new film projects (particularly IMAX DMR films), the continuing ability to invest in and improve the Company’s technology to enhance its differentiation of presentation versus other cinematic experiences, the viability of new businesses, the overall execution, reliability and consumer acceptance of The IMAX Experience and related technologies and short- and long-term cash flow projections.

The Company strives to remain at the forefront of advancements in cinema technology. Accordingly, one of the Company’s key initiatives for 2012 is the development of a next-generation laser-based digital projection system. In 2011, the Company announced the completion of a deal in which it secured certain exclusive license rights to a portfolio of intellectual property in the digital cinema field owned by the Eastman Kodak Company (“Kodak”). The transaction involves rights to technology related to laser projection as well as rights in the digital cinema field to a broader range of Kodak technology. On February 7, 2012, the Company announced an agreement with Barco N.V. to co-develop a laser-based digital projection system that incorporates Kodak technology. The Company believes that these arrangements with Kodak and Barco N.V. will enable IMAX projectors to present greater brightness and clarity, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The Company believes that a laser projection solution, which it plans to introduce in the second half of 2013, will allow IMAX’s network to show the highest quality digital content available. During 2012, the Company also intends to re-invest in its brand with its consumer brand marketing campaign that will encompass social media, in-theater marketing and Internet advertising. Finally, the Company remains focused on growing its theater network, particularly, in key international territories such as Greater China, India, Central and South America and Western Europe.

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

The Company offers certain commercial clients joint revenue sharing arrangements pursuant to which the Company receives a portion of the theater’s box-office receipts, concession revenue and in some cases a small upfront or initial payment in exchange for placing an IMAX theater system at the theater operator’s venue.

Revenue from theater system arrangements is recognized at a different time from when cash is collected. See “Critical Accounting Policies” below for further discussion on the Company’s revenue recognition policies.

Sales Backlog and Theater Network

The Company’s sales backlog fluctuates in both number of systems and dollar value depending on the signing of new theater system arrangements from quarter to quarter, which adds to backlog, and its installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated theater. Sales backlog includes initial fees along with the estimated present value of contractual ongoing fees due over the lease term, but excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that may be received in the future. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, operating leases, letters of intent or long-term conditional theater commitments. Certain theater systems under joint revenue sharing arrangements carry a backlog value based on contracted upfront payments. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.

The Company’s theater signings are as follows:

	For the Three Months Ended March 31,
	2012			2011
	Number of Systems		Dollar Value (in millions)	Number of Systems		Dollar Value (in millions)
Full new sales and sale-type lease arrangements	18	(1)	$24.5	23	(1)	$26.9
Joint revenue sharing arrangements	5	(3)	—	76	(3)	—

Total arrangements for new theaters	23		24.5	99		26.9
Digital upgrades under sales and sale-type lease arrangements	—	(2)	—	2	(2)	0.9

Total	23		$24.5	101		$27.8

(1)	Includes nil installations and 18 in backlog as at March 31, 2012 (2011 — 1 and 22, respectively).
(2)	Includes nil installations and nil in backlog as at March 31, 2012 (2011 — nil and 2, respectively).
(3)	Includes 1 installation and 4 in backlog as at March 31, 2012 (2011 — nil and 76, respectively). Included in the Company’s first quarter of 2011 signings is an agreement for a 75-theater joint revenue sharing arrangement with Wanda Cinema Line (“Wanda”), China’s top grossing cinema chain.

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

The Company’s sales backlog is as follows:

	March 31, 2012			March 31, 2011
	Number of Systems		Dollar Value (in thousands)	Number of Systems		Dollar Value (in thousands)
Sales and sale-type lease arrangements	145	(1)	$186,934	158	(1)	$190,972
Joint revenue sharing arrangements	116		20,251	125		—

	261	(2)	$207,185	283	(2)	$190,972

(1)	Includes 1 upgrade from film-based IMAX theater systems to IMAX digital theater systems as at March 31, 2012 (2011 — 5).
(2)	Reflects the minimum number of theaters arising from signed contracts in backlog.

Certain theater systems under joint revenue sharing arrangements carry a backlog value based on small contracted upfront payments with no value assigned to future performance payments. All other theater systems under joint revenue sharing arrangements carry no assigned backlog value. The value of the sales backlog does not include revenues from theaters in which the Company has an equity-interest, agreements covered by letters of intent or long-term conditional sale or lease commitments, though the systems contracted for under these arrangements is included calculating the number of systems in backlog.

The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as at March 31:

	2012				2011
	Theater Network Base		Backlog		Theater Network Base		Backlog
Flat Screen (2D)	24		—		27		—
Dome Screen (2D)	60		—		66		—
IMAX 3D Dome (3D)	2		—		3		—
IMAX 3D GT (3D)	68	(1)	2		70	(2)	2
IMAX 3D SR (3D)	27	(1)	1		34	(2)	1
IMAX MPX (3D)	3	(1)	3		12	(2)	4
IMAX Digital (3D)	459	(1)	255	(3)	316	(2)	276	(3)

Total	643		261		528		283

(1)	During the three months ended March 31, 2012, the Company upgraded 9 film-based IMAX theater systems to IMAX digital theater systems (all sales arrangements).
(2)	During the three months ended March 31, 2011, the Company upgraded 22 film-based IMAX theater systems to IMAX digital theater systems (all sales arrangements).
(3)	Includes 116 and 125 theater systems as at March 31, 2012 and 2011, respectively, under joint revenue sharing arrangements.

The Company estimates that approximately 84 (excluding digital upgrades) of the 261 theater systems arrangements currently in backlog will be installed in the remaining nine months of 2012, with the remainder being installed in subsequent periods. In addition, each year the Company installs a number of systems that are signed in that same calendar year. The Company expects that additional theater system arrangements not currently in backlog will be signed and installed in 2012. The Company cautions that theater system installations slip from period to period in the course of the Company’s business and such slippages remain a recurring and unpredictable part of its business.

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

The following table outlines the breakdown of the theater network by type and geographic location as at March 31:

	2012 Theater Network Base					2011 Theater Network Base
	Commercial Multiplex		Commercial Destination	Institutional	Total	Commercial Multiplex		Commercial Destination	Institutional	Total
United States	274		6	58	338	228		8	65	301
Canada	27		2	7	36	17		2	7	26
Mexico	6		—	10	16	7		—	10	17
Russia & the CIS	23		—	—	23	18		—	—	18
Western Europe	35		7	10	52	34		7	9	50
Rest of Europe	10		—	1	11	9		—	—	9
Japan	13		2	4	19	9		2	6	17
Greater China(1)	73		—	18	91	26		—	18	44
Rest of World	49		3	5	57	38		3	5	46

Total	510	(2)	20	113	643	386	(2)	22	120	528

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Includes 265 and 181 theater systems in operation as at March 31, 2012 and 2011, respectively, under joint revenue sharing arrangements.

The Company believes that over time its commercial multiplex theater network could grow to more than 1,500 theaters worldwide from 510 commercial multiplex IMAX theaters as of March 31, 2012. While the Company continues to grow domestically, particularly in small to mid-tier markets, it believes that the majority of its future growth will come from underpenetrated, international markets. Key international growth markets include Greater China, Russia and the Commonwealth of Independent States, Western Europe and Latin America.

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

An IMAX film can also benefit from enhancements made by individual filmmakers exclusively for the IMAX release, including by filming select scenes with IMAX cameras to further enhance the audience’s immersion in the film. Filmmakers such as Christopher Nolan and Michael Bay have used IMAX cameras to film select scenes in their films The Dark Knight: The IMAX Experience and Transformers: Revenge of the Fallen: The IMAX Experience. Most recently, filmmaker Brad Bird used IMAX cameras to film certain sequences in Mission: Impossible – Ghost Protocol: The IMAX Experience, released in December 2011. Mr. Nolan is also using IMAX cameras to film a significant number of sequences in his upcoming film, The Dark Knight Rises: The IMAX Experience, set for release in July 2012. The Company seeks to differentiate its films not only through content, but through other means as well. For example, in December 2011, Mission: Impossible — Ghost Protocol: The IMAX Experience, not only featured 30 minutes of footage shot with IMAX cameras, but it was also released 5 days earlier in North America than its wide release to conventional theaters. The Company believes that this early release strategy helps make the release of the IMAX film an event, which drives audiences’ excitement and enthusiasm for a film. The Company intends to employ the early release strategy for a limited number of additional films in the future.

The original soundtrack of a movie is re-mastered for the IMAX five or six-channel digital sound systems for the IMAX DMR release. Unlike the soundtracks played in conventional theaters, IMAX re-mastered soundtracks are uncompressed and full fidelity. IMAX sound systems use proprietary loudspeaker systems and proprietary surround sound configurations that ensure every theater seat is in a good listening position.

To date, the Company has signed contracts for 15 DMR films that will play in the IMAX theater network in the remaining nine months of 2012:

•	Titanic: An IMAX 3D Experience (Paramount Pictures, Twentieth Century Fox, April 2012);

•	HOUBA! On the Trail of the Marsupilami: The IMAX Experience (Chez WAM, Pathé Distribution, April 2012, France only release);

•	Battleship: The IMAX Experience (Universal Pictures, April 2012, international only release);

•	The Avengers: An IMAX 3D Experience (Disney Studios, Marvel Studios, May 2012);

•	Dark Shadows: The IMAX Experience (Warner Bros., May 2012);

•	Men In Black III: An IMAX 3D Experience (Sony Pictures, May 2012);

•	Prometheus: An IMAX 3D Experience (Twentieth Century Fox, June 2012);

•	Madagascar 3: Europe’s Most Wanted: An IMAX 3D Experience (DreamWorks Animation, June 2012, international only release);

•	The Amazing Spider-Man: An IMAX 3D Experience (Sony Pictures, July 2012);

•	The Dark Knight Rises: The IMAX Experience (Warner Bros., July 2012);

•	Frankenweenie: An IMAX 3D Experience (Walt Disney Pictures, October 2012);

•	Skyfall: The IMAX Experience (Sony Pictures, November 2012);

•	Gravity: An IMAX 3D Experience (Warner Bros., November 2012);

•	CZ12: The IMAX Experience (JCE Entertainment Ltd., Huayi Brothers & Emperor Motion Pictures, December 2012, Asia only), and

•	The Hobbit: An Unexpected Journey: An IMAX 3D Experience (Warner Bros., December 2012)

In addition, in conjunction with MacGillivray Freeman Films and Warner Bros., the Company released the IMAX original production, on April 20, 2012, To the Arctic 3D.

The Company remains in active negotiations with all of Hollywood’s studios for additional films to fill out its short and long-term film slate and expects a similar number of IMAX DMR films to be released to the IMAX network in 2012 as in 2011.

INTERNATIONAL ACTIVITIES

A significant portion of the Company’s revenues is made to customers located outside the United States and Canada. During the first quarter of 2012 and 2011, approximately 44.7% and 48.4%, respectively, of the Company’s revenue was derived outside the United States and Canada. The Company believes that its international expansion is an important driver of future growth for the Company. In the first three months of 2012, 69.6% of the Company’s 23 theater signings were for theaters in international markets. As at March 31, 2012, approximately 86.6% of IMAX theater systems arrangements in backlog were scheduled to be installed in international markets. Accordingly, the Company expects that international operations will continue to be a significant portion of the Company’s revenue in the future and the Company intends to actively expand its international presence, including by expanding its number of theaters under international joint revenue sharing arrangements.

During 2011, the Company formed IMAX (China) to enable further growth in China, the Company’s second-largest and fastest-growing market. As at March 31, 2012, the Company had a total of 91 theaters operating in Greater China with an additional 124 theaters in backlog that are scheduled to be installed in Greater China by 2017. The Company believes that favorable market trends in China, including government initiatives to help enable cinema screen growth and to support the film industry, present opportunities for significant additional growth. In March 2011, the Company announced a 75-theater joint revenue sharing arrangement with Wanda, China’s top grossing cinema chain. This agreement with Wanda represents IMAX’s first full and largest revenue-sharing arrangement in China to date. Under the terms of the arrangement, IMAX installed its digital technology in 30 of Wanda’s multiplex locations in 2011 and one in the first quarter of 2012, with the remaining theaters scheduled to be rolled out in 2012, 2013 and 2014. On February 18, 2012, the U.S. and China announced the terms of an agreement to allow 14 additional IMAX or 3D format Hollywood films to be released in China, with distributors permitted to receive higher distribution fees. The Company believes this is a positive development for its business in China and elsewhere.

To support growth in international markets, the Company has sought to bolster its international film slate through international DMR opportunities, releases to select international markets and early international releases. In April 2012, HOUBA! On the Trail of the Marsupilami: The IMAX Experience, a French IMAX DMR film, was released to IMAX theaters and the Company is scheduled to release Chinese Zodiac: An IMAX 3D Experience, a Chinese IMAX DMR film in December 2012. Furthermore, in 2012, the Company expects to announce additional IMAX international DMR films in both Asia and Europe. In recent years, the Company, along with its studio partners, has employed a strategy of releasing certain IMAX DMR films earlier than the films’ broader release in select international markets. The Company anticipates announcing additional IMAX international early releases in the future.

During 2012, the Company intends to continue its focus increasingly on a number of its less penetrated international markets, including Latin America, Western Europe and India. On January 17, 2012, the Company announced that it had restructured its master license agreement in South America with Giencourt Investments, S.A., in order to play a more active role in that market and to accelerate the roll-out of IMAX theaters across South America. In January 2012, the Company and SPI Cinemas Private Limited, a leading player in the India entertainment industry, announced a sale agreement to install 4 digital IMAX theater systems in India.

CRITICAL ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to selling prices associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; provisions for inventory obsolescence; ultimate revenues for film assets; impairment provisions for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post retirement assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historic experience, future expectations and other assumptions that are believed to be reasonable at the date of the consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in note 2 to its audited consolidated financial statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

The Company considers the following significant estimates, assumptions and judgments to have the most significant effect on its results:

Revenue Recognition

The Company generates revenue from various sources as follows:

•

design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 52 countries as at March 31, 2012;

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

Revenue from joint revenue sharing arrangements with upfront payments that qualify for classification as sales-type leases is recognized in accordance with the sales-type lease criteria discussed above. Contingent revenues from joint revenue sharing arrangements is recognized as box office results and concessions revenues are reported by the theater operator, provided collectability is reasonably assured.

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

The discount rate used is a key assumption in the determination of the pension benefit obligation and expense. A 1.0% change in the discount rate used could result in a $2.3 million — $2.9 million increase or decrease in the pension benefit obligation with a corresponding benefit or charge recognized in other comprehensive income in the year. A one year delay in Mr. Gelfond’s retirement date would increase the discount rate by 0.4% and would result in a $0.6 million reduction in the pension benefit obligation.

Deferred Tax Asset Valuation

As at March 31, 2012, the Company had net deferred income tax assets of $49.3 million. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operating results, projected future operating results, reversing temporary differences, contracted sales backlog at March 31, 2012, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies.

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

RESULTS OF OPERATIONS

As identified in note 14 to the accompanying condensed consolidated financial statements in Item 1, the Company has seven reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; and other. The IMAX systems segment is comprised of the design, manufacture, sale or lease IMAX theater projection system equipment. The theater system maintenance segment consists of the maintenance of IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment is comprised of the installation IMAX theater projection system equipment to an exhibitor in exchange for a certain percentage of box-office receipts, concession revenue and in some cases a small upfront or initial payment. The film production and IMAX DMR segment is comprised of the production of films and performance of film re-mastering services. The film distribution segment includes the distribution of films for which the Company has distribution rights. The film post-production segment includes the provision of film post-production and film print services. The other segment includes certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2011 Form 10-K.

The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations have been organized and discussed with respect to the above stated segments. Management feels that a discussion and analysis based on its segments is significantly more relevant as the Company’s condensed consolidated statements of operations captions combine results from several segments.

Three Months Ended March 31, 2012 Versus Three Months Ended March 31, 2011

The Company reported net income of $2.6 million or $0.04 per basic and diluted share for the first quarter of 2012, as compared to a net loss of $1.0 million or $0.02 loss per basic and diluted share for the first quarter of 2011. Net income for the quarter includes a $0.8 million charge or $0.01 per diluted share (2011 – charge of $1.8 million or $0.03 per diluted share) for variable share-based compensation and a deferred tax provision of $0.7 million or $0.01 per diluted share (2011 – benefit of $0.3 million). In 2011, the Company recognized a one-time charge of $2.1 million ($0.03 per diluted share) due to an award arising from an arbitration proceeding brought against the Company in connection with a discontinued subsidiary, which has since been settled. Adjusted net income, which consists of net income excluding the impact of variable share-based compensation, the deferred tax provision and provision for arbitration award was $4.0 million or $0.06 per diluted share in the first quarter of 2012 as compared to adjusted net income of $2.5 million or $0.04 per diluted share for the first quarter of 2011. A reconciliation of net income, the most directly comparable U.S. GAAP measure, to adjusted net income and adjusted net income per diluted share is presented in the table below:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Net Income	Diluted EPS	Net (Loss) Income	Diluted EPS
Reported	$2,588	$0.04	$(1,003)	$(0.02)
Adjustments:
Variable stock compensation	782	0.01	1,803	0.03
Deferred tax provision (benefit)	651	0.01	(315)	—
Provision for arbitration award	—	—	2,055	0.03

Adjusted	$4,021	$0.06	$2,540	$0.04

Weighted average diluted shares outstanding		68,158		68,224

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
IMAX Systems
Sales and sales-type leases(1)	$12,865	$19,309	$4,650	$8,942
Ongoing rent, fees, and finance income(2)	2,793	2,950	2,762	2,793

	15,658	22,259	7,412	11,735

Theater System Maintenance	6,847	5,795	2,726	2,587

Joint Revenue Sharing Arrangements	11,698	4,040	7,937	2,178

Film
Production and IMAX DMR	13,838	7,258	7,930	2,759
Distribution	3,138	2,617	709	626
Post-production	2,077	1,624	604	1,689

	19,053	11,499	9,243	5,074

Other	2,340	1,567	(457)	(928)

	$55,596	$45,160	$26,861	$20,646

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the first quarter of 2012 increased by 23.1% to $55.6 million from $45.2 million in the same period last year due in large part to increases in revenue from the film and joint revenue sharing arrangement segments. The gross margin across all segments in the first quarter of 2012 was $26.9 million, or 48.3% of total revenue, compared to $20.6 million, or 45.7% of total revenue in the first quarter of 2011.

IMAX Systems

IMAX systems revenue decreased 29.7% to $15.7 million in the first quarter of 2012 as compared to $22.3 million in the first quarter of 2011, resulting primarily from the installation of fewer, full theater systems (excluding digital upgrades) under sales or sales-type leases, as compared to the prior year comparative period.

Revenue from sales and sales-type leases decreased 33.4% to $12.9 million in the first quarter of 2012 from $19.3 million in the first quarter of 2011. The Company recognized revenue on 8 full, new theater systems which qualified as either sales or sales-type leases in the first quarter of 2012, with a total value of $9.3 million, as compared to 11 in the first quarter of 2011 with a total value of $13.5 million. The Company also recognized revenue on 8 digital upgrades and one 3D GT upgrade (from a 2D GT system) in the first quarter of 2012, with a total value of $3.1 million, as compared to 14 in the first quarter of 2011 with a total value of $5.5 million. Digital upgrades have lower sales prices and gross margin than full theater system installations. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers.

Average revenue per full, new sales and sales-type lease system was $1.2 million for the three months ended March 31, 2012, which was consistent with the $1.2 million for the three months ended March 31, 2011. Average revenue per upgrade was $0.3 million for the three months ended March 31, 2012, as compared to $0.4 million experienced during the three months ended March 31, 2011. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangement (see discussion below) installations by theater system configuration for the first quarter of 2012 and 2011 is outlined in the table below.

	Three Months Ended March 31,
	2012		2011
Sales and Sales-type lease systems — installed and recognized
IMAX 3D GT upgrade (from a 2D GT)	1		—
IMAX digital	16	(1)	25	(2)

	17		25
IMAX digital upgrades — installed and deferred	1		8

	18		33
Joint revenue sharing arrangements — installed and operating
IMAX digital	8		10

	26		43

(1)	Includes the digital upgrade of 8 systems (all sales arrangements) from film-based to digital.
(2)	Includes the digital upgrade of 14 systems (all sales arrangements) from film-based to digital.

As noted in the table above, 1 and 8 theater systems under a digital upgrade sales arrangement were installed in the three months ended March 31, 2012 and 2011, respectively, but revenue recognition was deferred. The arrangement contained provisions providing the customer with standard digital upgrades, which were installed, and a number of as-of-yet undeveloped upgrades. The Company’s policy is such that once the fair value for the undeveloped upgrade is established, the Company allocates total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a relative fair value basis and recognizes the revenue allocated to the delivered elements with their associated costs. If the arrangement is materially modified in the future such that contract consideration becomes fixed, the arrangement in its entirety would be subject to the provisions of the amended ASC 605-25 and the Company would be required to develop, absent an established selling price or third party evidence of the selling price for the undeveloped specified upgrade, a best-estimate selling price for the undeveloped specified upgrade, allocate the arrangement’s consideration on a relative selling price allocation basis, and recognize revenue on the delivered elements based on that allocation.

Settlement revenue was $nil for the three months ended March 31, 2012 and $0.3 million for the three months ended March 31, 2011. The amount recognized in the first quarter of 2011 related to a consensual buyout for one uninstalled theater system.

IMAX theater systems gross margin from full, new sales and sale-type leases, excluding the impact of settlements and asset impairment charges was 60.7% in the first quarter of 2012 in comparison to 64.9% in the first quarter of 2011. The Company recognized a gross margin of $nil on digital upgrades in the first quarter of 2012 in comparison to $0.9 million in the first quarter of 2011, which is a reflection of the particular systems upgraded and the costs associated with such upgrades in the respective period. In addition, in the first quarter of 2012, the Company incurred a charge of $0.7 million to enable certain theaters to play movies, such as The Dark Knight Rises, in either digital or analog format.

Ongoing rent revenue and finance income was $2.8 million in the first quarter of 2012 compared to $3.0 million in the first quarter of 2011. Gross margin for ongoing rent and finance income was consistent at $2.8 million in the first quarter of 2012 and 2011, respectively. Contingent fees included in this caption amounted to $0.4 million and $1.1 million in the three months ended March 31, 2012 and 2011, respectively.

Theater System Maintenance

Theater system maintenance revenue increased 18.2% to $6.8 million during the first quarter of 2012 as compared to $5.8 million in the first quarter of 2011. Theater system maintenance gross margin increased $0.1 million to $2.7 million in the first quarter of 2012 as compared to $2.6 million in the prior year comparative period. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins can vary depending on the mix of theater system configurations in the theater network and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenue from joint revenue sharing arrangements increased 189.6% to $11.7 million in the first quarter of 2012 compared to $4.0 million in the first quarter of 2011. The Company ended the first quarter with 265 theaters operating under joint revenue sharing arrangements as compared to 181 theaters at the end of the first quarter of 2011. The increase in revenues from joint revenue sharing arrangements was largely due to stronger film performance and the increase in the number of theaters in the IMAX theater network. During the quarter, the Company installed 8 full, new theaters under joint revenue sharing arrangements, as compared to 10 full, new theaters during the prior year quarter.

The gross margin from joint revenue sharing arrangements in the first quarter of 2012 increased to $7.9 million compared to $2.2 million in the first quarter of 2011. Included in the calculation of first quarter gross margin were certain advertising, marketing and selling expenses of $0.4 million, as compared to $0.5 million incurred in the prior year period. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses from both periods, was $8.3 million in the first quarter of 2012, compared to $2.7 million in the first quarter of 2011. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

	Three Months Ended March 31,
	2012	2011
Gross margin from joint revenue sharing arrangements	$7,937	$2,178
Add:
Advertising, marketing and selling expenses	355	476

Adjusted gross margin from joint revenue sharing arrangements	$8,292	$2,654

Film

Revenues from the Company’s film segments increased 65.7% to $19.1 million in the first quarter of 2012 from $11.5 million in the first quarter of 2011. Film production and IMAX DMR revenues increased 90.7% to $13.8 million in the first quarter of 2012 from $7.3 million in the first quarter of 2011. The increase in film production and IMAX DMR revenues was primarily as a result of higher gross box office generated by the films released to the IMAX network in the quarter and continued network growth. Gross box office generated by IMAX DMR films increased 95.3% to $121.7 million for the first quarter of 2012 from $62.3 million for the first quarter of 2011. Gross box office per screen for the three months ended March 30, 2012 averaged $247,600 in comparison to $174,900 in the comparable period last year. In the first quarter of 2012, gross box office was generated primarily by the exhibition of 10 films (listed below), as compared to 7 films exhibited during the first quarter of 2011:

Three Months Ended March 31, 2012 — Films Exhibited	Three Months Ended March 31, 2011 — Films Exhibited
Happy Feet Two: An IMAX 3D Experience	TRON: Legacy: An IMAX 3D Experience
Mission: Impossible — Ghost Protocol The IMAX Experience	The Green Hornet: An IMAX 3D Experience
The Adventures of Tintin: The Secret of the Unicorn: An IMAX 3D Experience	Tangled: An IMAX 3D Experience
Flying Swords of Dragon Gate: An IMAX 3D Experience	Sanctum: An IMAX 3D Experience
Underworld: Awakening: An IMAX 3D Experience	I Am Number Four: The IMAX Experience
Journey 2: The Mysterious Island: An IMAX 3D Experience	Mars Needs Moms: An IMAX 3D Experience
The Lorax: An IMAX 3D Experience	Sucker Punch: The IMAX Experience
John Carter: An IMAX 3D Experience
The Hunger Games: The IMAX Experience
Wrath of the Titans: An IMAX 3D Experience

Film distribution revenues increased to $3.1 million in the first quarter of 2012 from $2.6 million in the first quarter of 2011 due to higher revenues from the licensing of films in ancillary markets. The Company did not release any new, original titles in the first quarter of 2012 and 2011, respectively.

Film post-production revenues increased to $2.1 million in the first quarter of 2012 from $1.6 million in the first quarter of 2011 due primarily to an increase in third party business.

The Company’s gross margin from its film segments increased in the first quarter of 2012 to $9.2 million from $5.1 million in the first quarter of 2011. Film production and IMAX DMR gross margin increased to $7.9 million in the first quarter of 2012 from $2.8 million in the first quarter of 2011, primarily due to the increase in gross box office experienced in the first quarter of 2012 as compared to the first quarter of 2011. The film distribution gross margin for the quarter was $0.7 million as compared to $0.6 million in the prior year comparative period. During the first quarter of 2012, the gross margin from post-production was $0.6 million as compared to $1.7 million in the first quarter of 2011.

Other

Other revenue increased to $2.3 million in the first quarter of 2012 compared to $1.6 million in the same period in 2011. Other revenue primarily includes revenue generated from the Company’s theater operations, camera and rental business, after market sales of projection system parts and 3D glasses.

The gross margin from other revenue was a loss of $0.5 million in the first quarter of 2012 as compared to a loss of $0.9 million in the first quarter of 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $19.1 million in the first quarter of 2012 as compared to $16.9 million in the first quarter of 2011. The $2.2 million increase experienced from the prior year comparative period was largely the result of the following:

•

a $3.2 million increase in staff-related and compensation costs, including an increase in salaries and benefits of $2.7 million resulting from increased staffing (including, the impact from the establishment of the Company’s wholly-owned subsidiary in China) and normal merit increases, and an increase of $0.5 million in travel and entertainment costs.

This increase was partially offset by:

•

a year-over-year $0.8 million decrease due to foreign exchange. During the first quarter of 2012, the Company recorded a foreign exchange gain of $1.4 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts, as compared to a gain of $0.6 million in the prior year comparative period. The Company actively hedges against currency risks for cash flow budgeting purposes, especially related to movement in the Canadian dollar, given its large operation in Canada, and related operating expenses that are transacted in Canadian dollars. Since quarter-end the Canadian dollar has strengthened versus the U.S. dollar. See note 10(b) to the accompanying condensed consolidated financial statements in Item 1 for more information; and

•	a $0.2 million decrease in other general corporate expenditures.

Provision for Arbitration Award

During 2011, the Company recorded a provision of $2.1 million regarding an award issued in connection with an arbitration proceeding brought against the Company, relating to agreements entered into in 1994 and 1995 by its former Ridefilm subsidiary, whose business the Company discontinued through a sale to a third party in March 2001. On January 12, 2012, the Company, Ridefilm and Robots of Mars, Inc. (“Robots”) entered into a confidential settlement agreement, pursuant to which the parties fully and finally resolved and settled all claims between them relating to this dispute. See note 9(c) to the accompanying condensed consolidated financial statements in Item 1 for more information.

Research and Development

Research and development expenses increased to $2.6 million in the first quarter of 2012 compared to $1.9 million in the first of 2011. The increased research and development expenses for the three months ended March 31, 2012 compared to the prior year period are primarily attributable to ongoing enhancements to the Company’s digital projection technology, including the development of the Company first laser-based digital projection system, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. In 2011, the Company announced that it secured certain exclusive license rights to a portfolio of intellectual property in the digital cinema field owned by Eastman Kodak Company which will support the Company’s efforts to deliver the highest-quality digital content available to the largest IMAX film-based screens. On February 7, 2012, the Company announced an agreement with Barco N.V. to jointly develop a laser-based digital projection system that incorporates Kodak technology. The Company believes that these arrangements with Kodak and Barco N.V. will enable IMAX theaters to present greater brightness and clarity, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital content available.

Receivable Provisions, Net of Recoveries

Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.5 million and $0.2 million in the first quarter of 2012 and 2011, respectively.

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

Interest Income and Expense

Interest income was less than $0.1 million in the first quarter of 2012 , which was consistent with the first quarter of 2011.

Interest expense was $0.5 million in the first quarter of 2012 as compared to $0.4 million experienced in the first quarter of 2011. Included in interest expense is the amortization of deferred finance costs of less than $0.1 million in the first quarter of 2012 and $0.1 million in the first quarter of 2011. The Company’s policy is to defer and amortize, over the life of the debt instrument, all the costs relating to debt financing which are paid directly to the debt provider.

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

There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings. As at March 31, 2012, the Company had a gross deferred income tax asset of $55.4 million, against which the Company is carrying a $6.1 million valuation allowance. The Company recorded an income tax provision of $1.0 million for the three months ended March 31, 2012, of which a provision of $0.1 million is related to an increase in unrecognized tax benefits. For the three months ended March 31, 2011, the Company recorded an income tax recovery of $0.3 million, of which $0.1 million was related to an increase in unrecognized tax benefits.

The Company anticipates utilizing the majority of its currently available tax attributes over the next two years.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 “Investments — Equity Method and Joint Ventures” (“ASC 323”). At March 31, 2012, the equity method of accounting is being utilized for an investment with a carrying value of $4.0 million (December 31, 2011 — $4.1 million). For the three months ended March 31, 2012, gross revenues, cost of revenue and net loss for the investment were $1.0 million, $3.1 million and $4.5 million, respectively (2011 — $0.2 million, $1.4 million, and $4.2 million, respectively). The Company has recorded its proportionate share of the net loss which amounted to $0.5 million for the first quarter of 2012 and a net loss of $0.4 million in the first quarter of 2011.

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

The Company’s indebtedness under the Credit Facility includes the following:

	March 31, 2012	December 31, 2011
Revolving Term Loan	$55,000	$55,083

As at March 31, 2012, the Company’s current borrowing capacity under the revolving asset-based portion of the Credit Facility was $50.0 million after deduction for letters of credit of $nil and the minimum Excess Availability reserve of $5.0 million (December 31, 2011 — $47.1 million) and borrowing capacity under the revolving term portion of the Credit Facility was $5.0 million.

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

On June 2, 2013 any outstanding borrowings under the revolving term loan portion of the Credit Facility convert to a term loan to be repaid in accordance with the terms of the Credit Facility, any undrawn amounts under the revolving term loan are cancelled and the Company may not request any further advances under the revolving term loan.

The revolving asset-based portion of the Credit Facility bears interest, at the Company’s option, at (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. The revolving term loan portion of the Credit Facility also bears interest at the Company’s option, at (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. Under the Prior Credit Facility, the effective interest rate for the term loan portion was 4.05%. for the three months ended March 31, 2011. There was no amount drawn on the revolving portion of the Prior Credit Facility. Under the Credit Facility, the effective interest rate for the three months ended March 31, 2012 for the revolving term loan portion was 2.51%. There was no amount drawn on the revolving asset-based portion of the Credit Facility.

The Credit Facility provides that the Company will be required to maintain a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1. The Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0. At all times under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. The ratio of funded debt to EBITDA was 0.73:1 as at March 31, 2012, where Funded Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $55.0 million. EBITDA is calculated as follows:

EBITDA per Credit Facility:	For the 3 months ended March 31, 2012	For the 12 months ended March 31, 2012(1)
(In thousands of U.S. Dollars)
Net income	$2,588	$19,134
Add:
Loss from equity accounted investments	459	1,828
Provision for income taxes	993	10,690
Interest expense, net of interest income	502	1,847
Depreciation and amortization, including film asset amortization	7,423	27,037
Write-downs net of recoveries including asset impairments and receivable provisions	481	2,227
Stock and other non-cash compensation	3,982	12,311

	$16,428	$75,074

(1)	Ratio of funded debt calculated using twelve months ended EBITDA

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

Letters of Credit and Other Commitments

As at March 31, 2012, the Company does not have any letters of credit and advance payment guarantees outstanding (December 31, 2011 — $3.0 million), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at March 31, 2012, the Company had letters of credit and advance payment guarantees outstanding of $0.7 million under the Bank of Montreal Facility as compared to $0.8 million as at December 31, 2011.

Cash and Cash Equivalents

As at March 31, 2012, the Company’s principal sources of liquidity included cash and cash equivalents of $21.6 million, the Credit Facility, anticipated collection from trade accounts receivable of $45.5 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $12.9 million and payments expected in the next 12 months on existing backlog deals. As at March 31, 2012, the Company had drawn down $nil (availability of $50.0 million) on the revolving asset-based portion of the Credit Facility, and had letters of credit and advance payment guarantees of $nil outstanding under the Credit Facility and $0.7 million under the Bank of Montreal Facility.

During the three months ended March 31, 2012, the Company’s operations provided cash of $10.4 million and the Company used cash of $10.0 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements, to purchase licenses and intellectual property and to purchase property, plant, and equipment. Based on management’s current operating plan for 2012, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements and DMR agreements with studios. Cash flows from joint revenue sharing arrangements are derived from the theater box office and concession revenues and the Company invested directly in the roll out of 8 new theater systems under joint revenue sharing arrangements during the three months ended March 31, 2012.

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

Cash provided by operating activities amounted to $10.4 million for the three months ended March 31, 2012. Changes in other non-cash operating assets as compared to December 31, 2011 include: an increase of $0.9 million in financing receivables; a decrease of $0.9 million in accounts receivable; an increase of $3.5 million in inventories; an increase of $0.1 million in prepaid expenses, which primarily relates to an increase in prepaid benefits and film distribution expenses; and an increase of $0.4 million in other assets which includes a $0.3 million decrease in insurance recoveries receivable, a $0.2 million increase million in commission and agency fees, and a $0.5 million increase in other assets. Changes in other operating liabilities as compared to December 31, 2011 include: an increase in deferred revenue of $6.5 million related to backlog payments received in the current period, offset by amounts relieved from deferred revenue related to theater system installations; an increase in accounts payable of $1.8 million; and a decrease of $4.1 million in accrued liabilities including payments of $0.3 million for variable stock-based compensation expense.

Included in accrued liabilities at March 31, 2012 was $19.1 million in respect of accrued pension obligations.

Investing Activities

Net cash used in investing activities amounted to $10.4 million in the three months ended March 31, 2012, which includes an investment in joint revenue sharing equipment of $7.1 million, purchases of $0.4 million in property, plant and equipment, an additional investment in business ventures of $0.4 million and an increase in other intangible assets of $2.6 million.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2012 amounted to $3.4 million due primarily to proceeds from the issuance of common shares from stock option exercises of $3.5 million.

Capital Expenditures

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, other intangible assets and investments in film assets were $14.0 million for the three months ended March 31, 2012 as compared to $6.5 million for the three months ended March 31, 2011.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligations	2012	2013	2014	2015	2016	Thereafter
Pension obligations(1)	$19,676	$—	$—	$19,676	$—	$—	$—
Credit Facility(2)	55,000	—	—	—	55,000		—
Operating lease obligations(3)	11,425	4,900	2,811	1,354	526	511	1,323
Purchase obligations(4)	9,695	9,535	160	—	—	—	—
Postretirement benefits obligations	524	15	16	35	38	42	378
Capital lease obligations(5)	37	17	20	—	—	—	—

	$96,357	$14,467	$3,007	$21,065	$55,564	$553	$1,701

(1)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2013), although Mr. Gelfond has not informed the Company that he intends to retire at that time.
(2)	Interest on the Credit Facility is payable monthly in arrears based on the applicable variable rate and is not included above.
(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s properties in New York and Santa Monica, and at the various owned and operated theaters.
(4)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
(5)	The Company’s total minimum annual payments to be made under capital leases, mostly consisting of payments for IT hardware and various other fixed assets.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan (the “SERP”) covering Messrs. Gelfond and Wechsler. As at March 31, 2012, the Company had an unfunded and accrued projected benefit obligation of approximately $19.1 million (December 31, 2011 — $19.0 million) in respect of the SERP.

Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause, he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. The term of Mr. Gelfond’s current employment agreement has been extended through December 31, 2013. Under the terms of the extension, Mr. Gelfond also agreed that any compensation earned during 2012 and 2013 would not be included in calculating his entitlement under the SERP.

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at March 31, 2012, the Company had an unfunded benefit obligation of $0.5 million (December 31, 2011 — $0.5 million).

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. The Company has incoming cash flows from its revenue generating theaters and ongoing operating expenses in China through its wholly-owned subsidiary IMAX Shanghai Multimedia Technology Co. Ltd. In Japan, the Company has ongoing Yen-dominated operating expenses related to its Japanese operations. Net Renminbi and Japanese Yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Japanese Yen, Euros and Canadian dollars.

The Company manages its exposure to foreign exchange rate risks through the Company’s regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

For the three months ended March 31, 2012, the Company recorded a foreign exchange gain of $1.4 million as compared to a foreign exchange gain of $0.6 million March 31, 2011, associated with the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies with settlement dates throughout 2012. In addition, at March 31, 2012, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered foreign currency hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statement of operations. The notional value of these contracts at March 31, 2012 was $15.7 million (December 31, 2011 — $20.6 million). A gain of $0.4 million was recorded to Other Comprehensive Income with respect to the appreciation in the value of these contracts in the three months ended March 31, 2012 (2011 — gain of $0.3 million). A loss of less than $0.1 million for the three months ended March 31, 2012 (2011 — gain of $0.3 million) was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses. The notional value of forward contracts that do not qualify for hedge accounting at March 31, 2012 was $29.8 million (December 31, 2011 — $67.3 million).

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At March 31, 2012, the Company’s net investment in leases and working capital items denominated in Canadian dollar and Euros aggregated to $3.9 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2012, the potential change in the fair value of foreign currency-denominated net investment in leases and working capital items would be $0.4 million. A significant portion of the Company’s selling, general, and administrative expenses are denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at March 31, 2012, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at March 31, 2012, the Company borrowings under the Credit Facility were $55.0 million (December 31, 2011 — $55.1 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in LIBOR. The Company had variable rate debt instruments representing approximately 26.0% and 25.8% of its total liabilities as at March 31, 2012 and December 31, 2011, respectively. If interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately less than $0.1 million for the quarter ended March 31, 2012. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate debt and cash balances at March 31, 2012.

Item 4.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and that such information is accumulated and communicated to management, including the CEO and the Chief Financial Officer (“CFO”), to allow timely discussions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at March 31, 2012 and has concluded that, as at the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See note 9 to the accompanying condensed consolidated financial statements for information regarding legal proceedings involving the Company.

Item 1A.	Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated April 27, 2012, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated April 27, 2012, by Joseph Sparacio.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated April 27, 2012, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated April 27, 2012, by Joseph Sparacio.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION

Date: April 27, 2012
	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: April 27, 2012	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)