Form 10-Q
period 2012-06-30
IMAX CORP
filed 2012-07-26
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2012
Common stock, no par value	65,892,986

IMAX CORPORATION

IMAX CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) and expectations regarding the Company’s future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; including the length and severity of the current economic downturn, the opportunities (or lack thereof) that may be presented to and pursued by the Company; the performance of IMAX DMR films; competitive actions by other companies; conditions in the in-home and out-of-home entertainment industries; the signing of theater system agreements; changes in laws or regulations; conditions, changes and developments in the commercial exhibition industry; the failure to convert theater system backlog into revenue; the failure to respond to change and advancements in digital technology; risks related to the acquisition of AMC Entertainment Holdings, Inc. by Dalian Wanda Group Co., Ltd.; risks related to new business initiatives; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; the potential impact of increased competition in the markets within which the Company operates; risks related to the Company’s inability to protect the Company’s intellectual property; risks related to foreign currency transactions; risks related to the Company’s prior restatements and the related litigation; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®,

An IMAX 3D Experience®, IMAX DMR®, DMR®, IMAX think big®, think big® and IMAX Is Believing are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$23,580	$18,138
Accounts receivable, net of allowance for doubtful accounts of $2,358 (December 31, 2011 — $1,840)	47,124	46,659
Financing receivables (notes 3 and 17(c))	88,191	86,714
Inventories (note 4)	19,647	19,747
Prepaid expenses	6,407	3,126
Film assets	6,001	2,388
Property, plant and equipment (note 5)	107,459	101,253
Other assets (notes 17(d) and 17(e))	14,736	14,238
Deferred income taxes (note 13(a))	46,193	50,033
Goodwill	39,027	39,027
Other intangible assets (note 6)	27,111	24,913

Total assets	$425,476	$406,236

Liabilities
Bank indebtedness (note 7)	$55,000	$55,083
Accounts payable	20,001	28,985
Accrued and other liabilities (notes 8(a), 8(c), 9, 14(b), 16(a), 16(c) and 17(d))	51,540	54,803
Deferred revenue	79,688	74,458

Total liabilities	206,229	213,329

Commitments, contingencies and guarantees (notes 8 and 9)

Shareholders’ equity
Capital stock (note 14) common shares — no par value. Authorized — unlimited number. Issued and outstanding — 65,892,986 (December 31, 2011 — 65,052,740)	308,953	303,395
Other equity	23,783	17,510
Deficit	(111,998)	(125,666)
Accumulated other comprehensive loss	(1,491)	(2,332)

Total shareholders’ equity	219,247	192,907

Total liabilities and shareholders’ equity	$425,476	$406,236

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Equipment and product sales	$17,050	$19,750	$31,429	$39,981
Services (note 10(c))	34,929	26,993	61,996	45,267
Rentals (note 10(c))	16,429	9,015	28,899	14,066
Finance income	1,802	1,474	3,482	2,828
Other	—	—	—	250

	70,210	57,232	125,806	102,392

Costs and expenses applicable to revenues
Equipment and product sales (note 10(a))	7,980	9,661	17,075	20,512
Services (notes 10(a) and 10(c))	18,651	17,525	34,271	28,902
Rentals (note 10(a))	4,746	3,744	8,766	6,010
Other	—	—	—	20

	31,377	30,930	60,112	55,444

Gross margin	38,833	26,302	65,694	46,948
Selling, general and administrative expenses (note 10(b)) (including share-based compensation expense of $3.7 million and $7.5 million for the three and six months ended June 30, 2012, respectively (2011 - expense of $4.6 million and $8.5 million, respectively))	20,325	19,470	39,387	36,338
Provision for arbitration award (note 9(c))	—	—	—	2,055
Research and development	2,465	2,117	5,095	3,985
Amortization of intangibles	190	116	366	228
Receivable provisions, net of recoveries (note 12)	137	151	588	359
Impairment of available-for-sale investment (note 17(b))	150	—	150	—

Income from operations	15,566	4,448	20,108	3,983
Interest income	27	13	51	31
Interest expense	(476)	(551)	(1,002)	(994)

Income from operations before income taxes	15,117	3,910	19,157	3,020
Provision for income taxes	(3,792)	(1,634)	(4,785)	(1,325)
Loss from equity-accounted investments	(245)	(451)	(704)	(873)

Net income	$11,080	$1,825	$13,668	$822

Net income per share - basic and diluted: (note 14(c))
Net income per share - basic	$0.17	$0.03	$0.21	$0.01

Net income per share - diluted	$0.16	$0.03	$0.20	$0.01

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$11,080	$1,825	$13,668	$822
Amortization of defined benefit plan actuarial loss (note 16(a))	91	53	182	107
Unrealized net (loss) gain from cash flow hedging instruments (note 17(d))	(150)	49	237	351
Realization of cash flow hedging net loss (gain) upon settlement (note 17(d))	87	(466)	136	(724)
Change in market value of available-for-sale investment (note 17(b))	338	(488)	338	(488)
Other-than-temporary impairment of available-for-sale investment (note 17(b))	150	—	150	—

Other comprehensive income (loss), before tax	516	(852)	1,043	(754)
Income tax (expense) recovery allocated to other comprehensive income (loss) (note 13(b))	(68)	164	(202)	136

Comprehensive income	$11,528	$1,137	$14,509	$204

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash provided by (used in):
Operating Activities
Net income	$13,668	$822
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization (note 11(c))	16,666	12,183
Write-downs, net of recoveries (note 11(d))	919	370
Change in deferred income taxes	3,665	1,104
Stock and other non-cash compensation	7,850	8,944
Provision for arbitration award (note 9(c))	—	2,055
Unrealized foreign currency exchange gain	(720)	(97)
Loss from equity-accounted investments	704	873
Gain on non-cash contribution to equity-accounted investees	—	(404)
Investment in film assets	(11,141)	(6,288)
Changes in other non-cash operating assets and liabilities (note 11(a))	(11,769)	(30,002)

Net cash provided by (used in) operating activities	19,842	(10,440)

Investing Activities
Purchase of property, plant and equipment	(1,775)	(2,227)
Investment in joint revenue sharing equipment	(13,024)	(14,886)
Investment in new business ventures	(381)	(760)
Acquisition of other intangible assets	(4,223)	(504)

Net cash used in investing activities	(19,403)	(18,377)

Financing Activities
Increase in bank indebtedness	9,917	49,583
Repayment of bank indebtedness	(10,000)	(32,500)
Credit facility amendment fees paid	—	(259)
Common shares issued - stock options exercised (note 14(d))	5,039	5,095

Net cash provided by financing activities	4,956	21,919

Effects of exchange rate changes on cash	47	(260)

Increase (decrease) in cash and cash equivalents during the period	5,442	(7,158)

Cash and cash equivalents, beginning of period	18,138	30,390

Cash and cash equivalents, end of period	$23,580	$23,232

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

The condensed consolidated financial statements include the accounts of the Company together with its wholly-owned subsidiaries, and any entities which the Company has identified as variable interest entities (“VIEs”) where the Company is not the primary beneficiary. The nature of the Company’s business is such that the results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.

The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). The Company has 8 film production companies that are VIEs. For two of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets and total liabilities of $nil as at June 30, 2012 (December 31, 2011 — $nil). For the other 6 film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at June 30, 2012, these 6 VIEs have total assets and total liabilities of $12.7 million (December 31, 2011 — $12.7 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil and $nil for the three and six months ended June 30, 2012, respectively (2011 — $nil and $nil, respectively). The carrying value of these investments in VIEs that are not consolidated is $nil at June 30, 2012 (December 31, 2011 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statement of operations. The Company’s exposure is $nil at June 30, 2012.

The Company accounts for investments in new business ventures using the guidance of ASC 323 “Investments — Equity Method and Joint Ventures” (“ASC 323”) and ASC 320 — “Investments in Debt and Equity Securities” (“ASC 320”), as appropriate. At June 30, 2012, the equity method of accounting is being utilized for an investment with a carrying value of $3.7 million (December 31, 2011 — $4.1 million). The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under ASC 320 and is recorded at its fair value of $1.3 million at June 30, 2012 (December 31, 2011 — $1.0 million). This investment is classified as an available-for-sale investment. The total carrying value of investments in new business ventures at June 30, 2012 and December 31, 2011, is $5.0 million and $5.1 million, respectively, and is recorded in Other Assets.

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

2. New Accounting Standards and Accounting Changes

Changes in Accounting Policies

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The standards set forth in ASU 2011-04 supersede most of the accounting guidance currently found in Topic 820 of the FASB’s ASC. The amendments will improve comparability of fair value measurements presented and disclosed in financial statements prepared with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011 on a prospective basis. Early application by public entities is not permitted. On January 1, 2012, the Company adopted the disclosure requirements amendments in ASU 2011-04 relating to Level 3 fair value measurements and accordingly, has expanded disclosures as presented in note 17(b).

Recently Issued FASB Accounting Standard Codification Updates

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet — Disclosures about Offsetting Assets and Liabilities (ASC Topic 210)”. The purpose of the amendment is to provide greater clarity within disclosures between entities reporting in U.S. GAAP versus IFRS that have offsetting (netting) assets and liabilities. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments in ASU 2011-11 for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. It is to be applied retrospectively for all comparative periods presented. The Company is currently evaluating the potential impact of ASU 2011-11 on its condensed consolidated financial statements.

3. Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	June 30, 2012	December 31, 2011
Gross minimum lease payments receivable	$21,894	$29,603
Unearned finance income	(5,610)	(8,356)

Minimum lease payments receivable	16,284	21,247
Accumulated allowance for uncollectible amounts	(1,892)	(1,833)

Net investment in leases	14,392	19,414

Gross financed sales receivables	104,343	95,686
Unearned finance income	(30,371)	(28,070)

Financed sales receivables	73,972	67,616
Accumulated allowance for uncollectible amounts	(173)	(316)

Net financed sales receivables	73,799	67,300

Total financing receivables	$88,191	$86,714

Net financed sales receivables due within one year	$9,377	$8,694
Net financed sales receivables due after one year	$64,422	$58,606

As at June 30, 2012, the financed sale receivables had a weighted average effective interest rate of 9.0% (December 31, 2011 — 8.9%).

4. Inventories

	June 30, 2012	December 31, 2011
Raw materials	$5,587	$5,803
Work-in-process	1,059	1,515
Finished goods	13,001	12,429

	$19,647	$19,747

At June 30, 2012, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $7.3 million (December 31, 2011 — $5.7 million).

Inventories at June 30, 2012 include provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $4.2 million (December 31, 2011 — $4.0 million).

5. Property, Plant and Equipment

	As at June 30, 2012
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components(1)(2)	$119,338	$36,710	$82,628
Camera equipment(5)	6,355	6,128	227

	125,693	42,838	82,855

Assets under construction(3)	11,851	—	11,851

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,633	9,599	5,034
Office and production equipment(4)	30,021	25,297	4,724
Leasehold improvements	9,542	8,140	1,402

	55,789	43,036	12,753

	$193,333	$85,874	$107,459

	As at December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components(1)(2)	$122,691	$39,773	$82,918
Camera equipment(5)	6,355	6,088	267

	129,046	45,861	83,185

Assets under construction(3)	4,972	—	4,972

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,633	9,352	5,281
Office and production equipment(4)	29,220	24,772	4,448
Leasehold improvements	9,396	7,622	1,774

	54,842	41,746	13,096

	$188,860	$87,607	$101,253

(1)	Included in theater system components are assets with costs of $10.6 million (December 31, 2011 — $18.4 million) and accumulated depreciation of $10.1 million (December 31, 2011 — $17.8 million) that are leased to customers under operating leases.
(2)	Included in theater system components are assets with costs of $104.8 million (December 31, 2011 — $100.2 million) and accumulated depreciation of $23.9 million (December 31, 2011 — $19.1 million) that are used in joint revenue sharing arrangements.
(3)	Included in assets under construction are components with costs of $10.1 million (December 31, 2011 — $3.7 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.
(4)	Fully amortized office and production equipment is still in use by the Company.
(5)	Fully amortized camera equipment still in use by the Company.

6. Other Intangible Assets

	As at June 30, 2012
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$8,141	$5,464	$2,677
Licenses and intellectual property	19,670	989	18,681
Other	5,753	—	5,753

	$33,564	$6,453	$27,111

	As at December 31, 2011
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$8,014	$5,304	$2,710
Licenses and intellectual property	19,407	254	19,153
Other	3,050	—	3,050

	$30,471	$5,558	$24,913

The Company expects to amortize approximately $1.0 million of other intangible assets for the remainder of 2012 and an average of $2.0 million for each of the next 5 years, respectively. Fully amortized other intangible assets are still in use by the Company.

During the six months ended June 30, 2012, the Company acquired $3.2 million in other intangible assets. The net book value of these other intangible assets was $3.1 million as at June 30, 2012. The weighted average amortization period for these additions was 10 years.

During the three and six months ended June 30, 2012, the Company incurred costs of $0.1 million and $0.1 million, respectively, to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses (2011 — $0.1 million and $0.1 million, respectively).

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

The terms of the Credit Facility are set forth in the Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated June 2, 2011, among the Company, Wells Fargo Capital Finance Corporation (Canada), as agent, lender, sole lead arranger and sole bookrunner (“Wells Fargo”) and Export Development Canada, as lender (“EDC”, together with Wells Fargo, the “Lenders”) and in various collateral and security documents entered into by the Company and the Guarantors. Each of the Guarantors has also entered into a guarantee in respect of the Company’s obligations under the Credit Facility.

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

The revolving asset-based portion and the revolving term portion of the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. Under the Prior Credit Facility, the effective interest rate for the three and six months ended June 30, 2011, for the term loan portion was 4.03% and 4.04%, respectively, and 2.97% and 2.97%, respectively, for the revolving portion. Under the Credit Facility, the effective interest rate for the revolving term loan portion was 2.32% and 2.42% for the three and six months ended June 30, 2012, respectively. There was no amount drawn on the revolving asset-based portion of the Credit Facility.

The Credit Facility provides that the Company will be required to maintain a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1. The Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0. At all times under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. These amounts were $55.0 million and $78.6 million at June 30, 2012 respectively. The Company was in compliance with all of these requirements at June 30, 2012.

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

Bank indebtedness includes the following:

	June 30, 2012	December 31, 2011

Revolving Term Loan	$55,000	$55,083

Total amounts drawn and available under the Credit Facility at June 30, 2012 were $55.0 million and $55.0 million, respectively (December 31, 2011 — $55.1 million and $52.0 million, respectively).

As at June 30, 2012, the Company’s current borrowing capacity under the revolving asset-based portion of the Credit Facility was $50.0 million after deduction for letters of credit of $nil and the minimum Excess Availability reserve of $5.0 million (December 31, 2011 — $47.1 million) and borrowing capacity under the revolving term portion of the Credit Facility was $5.0 million.

As at June 30, 2012, the Company does not have any letters of credit and advance payment guarantees outstanding (December 31, 2011 — $3.0 million), under the Credit Facility.

In accordance with the loan agreement, the Company is obligated to make payments on the principal of the revolving term loan as follows:

2012 (six months remaining)	$—
2013	—
2014	—
2015	55,000
2016	—
Thereafter	—

$55,000

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The settlement risk on its foreign currency forward contracts was $nil as at June 30, 2012 as the fair value exceeded the notional value of the forward contracts. As at June 30, 2012, the Company has $30.3 million of such arrangements outstanding.

Bank of Montreal Facility

As at June 30, 2012, the Company has available a $10.0 million facility (December 31, 2011 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at June 30, 2012, the Company has letters of credit and advance payment guarantees outstanding of $0.9 million (December 31, 2011 — $0.8 million) under the Bank of Montreal Facility.

8. Commitments

(a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company as at June 30, 2012 for each of the years ended December 31, are as follows:

	Operating Leases	Capital Leases
2012 (six months remaining)	$3,270	$11
2013	6,256	20
2014	5,410	—
2015	1,205	—
2016	511	—
Thereafter	1,323	—

	$17,975	$31

Rent expense was $1.5 million and $3.0 million for three and six months ended June 30, 2012, respectively (2011 — $1.0 million and $2.2 million, respectively) net of sublease rental of $nil and $nil, respectively (2011 — $nil and less than $0.1 million, respectively).

Recorded in the accrued liabilities balance as at June 30, 2012 is $2.9 million (December 31, 2011 — $3.5 million) related to accrued rent and lease inducements being recognized as an offset to rent expense over the term of the respective leases.

Purchase obligations under long-term supplier contracts as at June 30, 2012 were $11.0 million (December 31, 2011 — $12.9 million).

(b) As at June 30, 2012, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2011 — $3.0 million), under the Credit Facility. As at June 30, 2012, the Company had letters of credit and advance payment guarantees outstanding of $0.9 million as compared to $0.8 million as at December 31, 2011, under the Bank of Montreal Facility.

(c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At June 30, 2012, $1.4 million (December 31, 2011 —$1.3 million) of commissions have been accrued and will be payable in future periods.

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

(d) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock on the NASDAQ between February 27, 2003 and July 20, 2007 (the “U.S. Class”), alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. On April 14, 2011, the Court issued an order appointing The Merger Fund as the lead plantiff and Abbey Spanier Rodd & Abrams, LLP as lead plantiff’s counsel. On November 2, 2011, the parties entered into a memorandum of understanding containing the terms and conditions of a settlement of this action. On January 26, 2012, the parties executed and filed with the Court a formal stipulation of settlement and proposed form of notice to the class, which the Court preliminarily approved on February 1, 2012. Under the terms of the settlement, members of the U.S. Class who did not opt out of the settlement will release defendants from liability for all claims that were alleged in this action or could have been alleged in this action or any other proceeding (including the action in Canada as described in (e) of this note (the “Canadian Action”)) relating to the purchase of IMAX securities on the NASDAQ from February 27, 2003 and July 20, 2007 or the subject matter and facts relating to this action. As part of the settlement and in exchange for the release, defendants will pay $12.0 million to a settlement fund which amount will be funded by the carriers of the Company’s directors and officers insurance policy and by PricewaterhouseCoopers LLP. On March 26, 2012, the parties executed and filed with the Court an amended formal stipulation of settlement and proposed form of notice to the class, which the court preliminarily approved on March 28, 2012. On June 20, 2012, the court issued an order granting final approval of the settlement. The settlement is conditioned on the Company’s receipt of an order from the court in the Canadian Action excluding from the class in the Canadian Action every member of the class in both actions who has not opted out of the U.S. settlement. The hearing on the motion for the order from the court in the Canadian Action is scheduled for July 30, 2012.

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

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the condensed consolidated balance sheets:

	June 30, 2012	December 31, 2011
Balance at the beginning of period	$94	$160
Warranty redemptions	(52)	(152)
Warranties issued	—	146
Revisions	(34)	(60)

Balance at the end of period	$8	$94

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheets as at June 30, 2012 and December 31, 2011 with respect to this indemnity.

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

10. Condensed Consolidated Statements of Operations Supplemental Information

(a) Selling Expenses

The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs, included in costs and expenses applicable to revenues-equipment and product sales, totaled $0.5 million and $1.2 million for the three and six months ended June 30, 2012, respectively (2011 — $0.1 million and $0.8 million, respectively).

Film exploitation costs, including advertising and marketing, totaled $1.5 million and $2.9 million for the three and six months ended June 30, 2012, respectively (2011 — $2.1 million and $2.8 million, respectively) and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $0.4 million and $0.5 million for the three and six months ended June 30, 2012, respectively (2011 — $0.7 million and $0.9 million, respectively). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $0.3 million and $0.5 million for the three and six months ended June 30, 2012, respectively (2011 — $1.1 million and $1.4 million, respectively).

(b) Foreign Exchange

Included in selling, general and administrative expenses for the three and six months ended June 30, 2012 is a loss of $0.5 million and a gain of $0.9 million, respectively, for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts compared with a gain of $0.1 million and gain of $0.7 million for the three and six months ended June 30, 2011, respectively. See note 17(d) for additional information.

(c) Collaborative Arrangements

Joint Revenue Sharing Arrangements

In a joint revenue sharing arrangement, the Company receives a portion of a theater’s box-office and concession revenues and in some cases a small upfront or initial payment, in exchange for placing a theater system at the theater operator’s venue. Under joint revenue sharing arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s joint revenue sharing arrangements are typically non-cancellable for 7 to 10 years with renewal provisions. Title to equipment under joint revenue sharing arrangements does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the theater systems commencing on the date specified in the arrangement’s shipping terms and ending on the date the theater systems are delivered back to the Company.

The Company has signed joint revenue sharing agreements with 27 exhibitors for a total of 409 theater systems, of which 274 theaters were operating as of June 30, 2012, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(n) of the Company’s 2011 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Rentals revenue and for the three and six months ended June 30, 2012 amounted to $15.6 million and $27.3 million, respectively (2011 — $8.3 million and $12.4 million, respectively).

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

For the six months ended June 30, 2012, the majority of IMAX DMR revenue was earned from the exhibition of 20 IMAX DMR films through the IMAX theater network. The Company has entered into arrangements with film producers to convert 9 additional films which are expected to be released during the remainder of 2012, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(n) of the Company’s 2011 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three and six months ended June 30, 2012 amounted to $19.7 million and $33.5 million, respectively (2011 — $12.4 million and $19.7 million, respectively).

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

At June 30, 2012, the Company has 3 significant co-produced film arrangements which makes up greater than 50% of the VIE total assets and liabilities balance of $12.7 million and 2 other co-produced film arrangements, the terms of which are similar.

For the three and six months ended June 30, 2012, amounts totaling $2.3 million and $3.2 million, respectively (2011 — $2.5 million and $3.5 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

11. Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Six Months Ended June 30,
	2012	2011
Decrease (increase) in:
Accounts receivable	$(836)	$(4,950)
Financing receivables	(1,578)	(6,035)
Inventories	(5,222)	(1,269)
Prepaid expenses	(3,280)	(1,102)
Commissions and other deferred selling expenses	(71)	(117)
Insurance recoveries	(128)	1,135
Other assets	(609)	(1,441)
Increase (decrease) in:
Accounts payable	(2,268)	6,703
Accrued and other liabilities(1)	(3,006)	(30,763)
Deferred revenue	5,229	7,837

	$(11,769)	$(30,002)

(1)	Decrease in accrued and other liabilities for the six months ended June 30, 2012 includes payments of $0.3 million for variable stock-based compensation (2011 — $23.7 million).

(b) Cash payments made on account of:

	Six Months Ended June 30,
	2012	2011
Income taxes	$539	$1,652

Interest	$818	$570

(c) Depreciation and amortization are comprised of the following:

	Six Months Ended June 30,
	2012	2011
Film assets	$8,269	$6,584
Property, plant and equipment
Joint revenue sharing arrangements	4,837	3,062
Other property, plant and equipment	2,219	1,927
Other intangible assets	1,016	228
Other assets	240	79
Deferred financing costs	85	303

	$16,666	$12,183

(d) Write-downs, net of recoveries, are comprised of the following:

	Six Months Ended June 30,
	2012	2011

Accounts receivables	$433	$270
Financing receivables	155	89
Impairment of available-for-sale investment	150	—
Property, plant and equipment	18	11
Other intangible assets	11	—
Inventories(1)	152	—

	$919	$370

(1)	In the six months ended June 30, 2012, the Company recorded a charge of $0.2 million (2011 — $nil) in costs and expenses applicable to revenues — services for certain service parts inventories.

12. Receivable Provisions, Net of Recoveries

The following table reflects the Company’s receivable provisions, net of recoveries recorded in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Accounts receivable provisions, net of recoveries	$137	$151	$433	$270
Financing receivables, net of recoveries	—	—	155	89

Receivable provisions, net of recoveries	$137	$151	$588	$359

13. Income Taxes

(a) Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. During the six months ended June 30, 2012, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings.

As at June 30, 2012, the Company had net deferred income tax assets after valuation allowance of $46.2 million (December 31, 2011 — $50.0 million). As at June 30, 2012, the Company had a gross deferred income tax asset before valuation allowance of $52.3 million (December 31, 2011 — $56.1 million), against which the Company is carrying a $6.1 million valuation allowance (December 31, 2011 — $6.1 million).

Due to a change in enacted tax rates, the Company recorded an increase to deferred tax assets and a decrease to the deferred tax provision of $0.7 million in the second quarter of 2012.

As at June 30, 2012 and December 31, 2011, the Company had total unrecognized tax benefits (including interest and penalties) of $4.7 million and $4.4 million, respectively, for international withholding taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, state, provincial and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of operations rather than income tax expense. The Company recognized approximately less than $0.1 million and $0.1 million in potential interest and penalties associated with unrecognized tax benefits for the three and six months ended June 30, 2012, respectively (2011 — less than $0.1 million and $0.1 million, respectively).

(b) Income Tax Effect on Comprehensive Income

The income tax (expense) benefit related to the following items included in other comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Amortization of actuarial loss on defined benefit plan	$(23)	$(11)	$(46)	$(27)
Change in market value of available-for-sale investment	(42)	61	(42)	61
Other-than-temporary impairment of available-for-sale investment	(19)	—	(19)	—
Unrealized change in cash flow hedging instruments	39	(12)	(60)	(96)
Realization of cash flow hedging gains upon settlement	(23)	126	(35)	198

	$(68)	$164	$(202)	$136

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

(b) Stock-Based Compensation

The Company has five stock-based compensation plans that are described below. The compensation costs recorded in the condensed consolidated statement of operations for these plans were $3.7 million and $7.5 million for the three and six months ended June 30, 2012, respectively (2011 — expense of $4.7 million and $8.7 million, respectively).

Stock Option Plan

The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants. The Company recorded an expense of $3.7 million and $6.7 million for the three and six months ended June 30, 2012, respectively (2011 — $2.8 million and $4.8 million, respectively), related to grants issued to employees and directors in the plan. No income tax benefit is recorded in the condensed consolidated statements of operations for these costs.

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

The weighted average fair value of all common share options, granted to employees for the three and six months ended June 30, 2012 at the measurement date was $5.25 per share and $7.50 per share, respectively (2011 — $7.72 per share and $9.60 per share, respectively). The following assumptions were used:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Average risk-free interest rate	1.13%	2.34%	1.38%	2.79%
Expected option life (in years)	2.89 - 5.26	1.78 - 5.14	2.89 - 5.36	1.78 - 5.14
Expected volatility	50%	50%	50%	50%
Annual termination probability	0% - 8.76%	0% - 8.31%	0% - 8.76%	0% - 8.49%
Dividend yield	0%	0%	0%	0%

As at June 30, 2012, the Company has reserved a total of 13,178,597 (December 31, 2011 — 13,010,548) common shares for future issuance under the Stock Option Plan, of which options in respect of 7,952,170 common shares are outstanding at June 30, 2012. All awards of stock options are made at fair market value of the Company’s common shares on the date of grant. The fair market value of a common share on a given date means the higher of the closing price of a common share on the grant date (or the most recent trading date if the grant date is not a trading date) on the New York Stock Exchange (“NYSE”), the Toronto Stock Exchange (the “TSX”) and such national exchange, as may be designated by the Company’s Board of Directors (the “Fair Market Value”). The options generally vest between one and 5 years and expire 10 years or less from the date granted. The Stock Option Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan and upon certain conditions. At June 30, 2012, options in respect of 3,199,152 common shares were vested and exercisable.

The following table summarizes certain information in respect of option activity under the Stock Option Plan for the six month periods ended June 30:

	Number of Shares		Weighted Average Exercise Price Per Share
	2012	2011	2012	2011

Options outstanding, beginning of year	7,200,721	6,743,272	$14.60	$10.79
Granted	1,656,862	1,107,342	24.82	31.83
Exercised	(840,246)	(421,983)	6.00	12.07
Forfeited	(64,867)	(18,750)	21.21	7.57
Expired	—	—	—	—
Cancelled	(300)	—	31.73	—

Options outstanding, end of period	7,952,170	7,409,881	17.58	13.87

Options exercisable, end of period	3,199,152	3,121,874	13.20	7.61

The Company cancelled 300 and 300 stock options from its Stock Option Plan (2011 — nil and nil, respectively) surrendered by Company employees during the three and six months ended June 30, 2012, respectively.

As at June 30, 2012, 7,147,227 options were fully vested or are expected to vest with a weighted average exercise price of $17.04, aggregate intrinsic value of $61.1 million and weighted average remaining contractual life of 5.3 years. As at June 30, 2012, options that are exercisable have an intrinsic value of $39.1 million and a weighted average remaining contractual life of 4.6 years. The intrinsic value of options exercised in the three and six months ended June 30, 2012 was $3.7 million and $14.3 million, respectively (2011 — $6.3 million and $8.7 million, respectively).

Options to Non-Employees

During the three and six months ended June 30, 2012, an aggregate of 12,500, respectively (2011 — nil and 103,944, respectively), common share options to purchase the Company’s common stock with an average exercise price of $22.82, respectively (2011 — n/a and $27.64, respectively) were granted to certain advisors and strategic partners of the Company. These options granted have a maximum contractual life of 7 years and vest between one and 5 years. These options were granted under the Stock Option Plan.

As at June 30, 2012, non-employee options outstanding amounted to 120,001 options (2011 — 107,501) with a weighted average exercise price of $14.14 (2011 — $14.31). Included within the non-employee outstanding options are 15,000 options which were modified in 2011 from service based employee awards to performance based non-employee awards. 33,967 options (2011 — 9,500) were exercisable with an average weighted exercise price of $11.53 (2011 — $14.40) and the vested options have an aggregate intrinsic value of $0.4 million (2011 — $0.2 million). The weighted average fair value of options granted to non-employees during the three and six months ended June 30, 2012 at the measurement date was $11.73 per share, respectively (2011 — n/a and $13.75 per share, respectively), utilizing a Binomial Model with the following underlying assumptions for periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Average risk-free interest rate	1.28%	n/a	1.28%	2.38%
Contractual option life	7 Years	n/a	7 Years	6 years
Average expected volatility	50%	n/a	50%	50%
Dividend yield	0%	n/a	0%	0%

For the three and six months ended June 30, 2012, the Company recorded a charge of less than $0.1 million and $0.1 million, respectively (2011 — $0.5 million and $0.7 million, respectively) to cost and expenses related to revenues — services and selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is an accrual of less than $0.1 million for non-employee stock options recorded (December 31, 2011 — $0.1 million).

Restricted Common Shares

There were no restricted common shares issued during the three and six months ended or outstanding as at June 30, 2012 and 2011.

Stock Appreciation Rights

There has been no stock appreciation rights (“SARs”) granted since 2007. During 2007, 2,280,000 SARs with a weighted average exercise price of $6.20 per right were granted in-lieu of stock options to certain Company executives. For the three and six months ended June 30, 2012, nil and 15,000 SARs were cash settled for $nil and $0.3 million, respectively (2011 — 472,000 and 999,500 SARs were cash settled for $13.0 million and $23.7 million, respectively). The average exercise price for the settled SARs for the three and six months ended June 30, 2012 was $ 6.86 (2011 — $6.86 and $6.86, respectively) per SAR. As at June 30, 2012, 118,000 SARs were outstanding, of which 100,000 SARs were exercisable. None of the SARs were forfeited, cancelled, or expired for the three and six months ended June 30, 2012 and 2011. The SARs vesting period ranges from immediately upon granting to 5 years, with a remaining contractual life of 5.51 years as at June 30, 2012. The outstanding SARs had a weighted average fair value of $17.61 per right as at June 30, 2012 (December 31, 2011 — $12.43). The Company accounts for the obligation of these SARs as a liability (June 30, 2012 — $2.0 million; December 31, 2011 — $1.6 million), which is classified within accrued liabilities. The Company has recorded a recovery of less than $0.1 million and an expense of $0.8 million for the three and six months ended June 30, 2012, respectively (2011 — expense of $1.4 million and $3.2 million, respectively) to selling, general and administrative expenses related to these SARs. The following assumptions were used for measuring the fair value of the SARs:

	As at June 30, 2012	As at December 31, 2011

Average risk-free interest rate	0.72%	1.09%
Expected option life (in years)	1.96 - 2.40	3.18 - 3.46
Expected volatility	50%	50%
Annual termination probability	8.76%	8.76%
Dividend yield	0%	0%

Warrants

There were no warrants issued during the three and six months ended or outstanding as at June 30, 2012 and 2011.

(c) Income Per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income from operations applicable to common shareholders	$11,080	$1,825	$13,668	$822

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	65,669	64,255	65,053	64,146
Weighted average number of shares issued during the period	153	121	559	136

Weighted average number of shares used in computing basic income per share	65,822	64,376	65,612	64,282
Assumed exercise of stock options, net of shares assumed	2,552	4,323	2,578	4,096

Weighted average number of shares used in computing diluted income per share	68,374	68,699	68,190	68,378

(d) Shareholders’ Equity

The following summarizes the movement of Shareholders’ Equity for the six months ended June 30, 2012:

Balance as at December 31, 2011	$192,907
Issuance of common shares for stock options exercised	5,039
Net income	13,668
Adjustments to other equity:
Employee stock options granted	6,678
Non-employee stock options granted	114
Stock options exercised	(520)
Adjustment to capital stock for stock options exercised	520
Adjustments to accumulated other comprehensive loss:
Unrealized gain from cash flow hedging instruments	237
Realization of cash flow hedging losses upon settlement	136
Amortization of actuarial loss on defined benefit plan	182
Change in market value of available-for-sale investment	338
Other-than-temporary impairment of available-for-sale investment	150
Tax effect of movement in accumulated other comprehensive loss	(202)

Balance as at June 30, 2012	$219,247

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

Transactions between the other segments are not significant.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue(1)
IMAX systems	$18,047	$20,470	$33,705	$42,729
Theater system maintenance	6,989	6,127	13,836	11,922
Joint revenue sharing arrangements	15,593	8,347	27,291	12,387
Films
Production and IMAX DMR	19,744	12,422	33,582	19,680
Distribution	4,725	5,275	7,863	7,892
Post-production	2,055	1,039	4,132	2,663
Other	3,057	3,552	5,397	5,119

Total	$70,210	$57,232	$125,806	$102,392

Gross margins
IMAX systems(2)	$11,107	$11,440	$18,519	$23,175
Theater system maintenance	2,568	2,381	5,294	4,968
Joint revenue sharing arrangements(2)	11,117	4,881	19,054	7,059
Films
Production and IMAX DMR(2)	12,358	6,461	20,288	9,220
Distribution(2)	837	487	1,546	1,113
Post-production	666	307	1,270	1,996
Other	180	345	(277)	(583)

Total	$38,833	$26,302	$65,694	$46,948

(1)	For the three and six months ended June 30, 2012, the Company’s three largest customers collectively represent 17.6% and 17.6%, respectively, of total revenues (2011 — 14.9% and 18.2%, respectively). On May 20, 2012, Dalian Wanda Group Co., Ltd. (“Wanda”) and AMC Entertainment Holdings, Inc. (“AMC”) announced that they had entered into an agreement pursuant to which Wanda will acquire AMC, subject to regulatory approval. Currently, AMC and Wanda are the Company’s first and third largest customers, respectively. When the acquisition of AMC is completed, Wanda/AMC will be the Company’s largest customer. If this transaction closed in the second quarter of 2012, under common ownership the Wanda/AMC entity would represent 13.5% and 13.6%, respectively, of total revenues for the three and six months ended June 30, 2012.

(2)	IMAX systems include commission costs of $0.5 million and $1.2 million for the three and six months ended June 30, 2012, respectively (2011 — $0.1 million and $0.8 million, respectively). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $0.7 million and $1.0 million for the three and six months ended June 30, 2012, respectively (2011 — $1.8 million and $2.3 million, respectively). Production and DMR segment margins include marketing costs of $1.1 million and $1.7 million for the three and six months ended June 30, 2012, respectively (2011 — $0.7 million and $1.2 million, respectively). Distribution segment margins include marketing costs of $0.4 million and $1.2 million for the three and six months ended June 30, 2012, respectively (2011 — $1.4 million and $1.6 million, respectively).

	June 30,	December 31,
	2012	2011
Assets
IMAX systems	$159,415	$154,312
Theater system maintenance	8,558	13,008
Joint revenue sharing arrangements	124,837	120,483
Films
Production and IMAX DMR	19,488	16,577
Distribution	9,047	4,504
Post-production	3,747	4,185
Other	2,271	2,718
Corporate and other non-segment specific assets	98,113	90,449

Total	$425,476	$406,236

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Canada	$3,799	$5,467	$7,932	$6,468
United States	32,510	27,203	59,110	52,683
Russia and the CIS	3,519	6,899	6,621	10,816
Western Europe	5,077	6,398	10,775	8,680
Rest of Europe	355	384	621	2,708
Asia (excluding Greater China)	5,801	5,164	9,865	7,483
Greater China	14,466	3,172	21,435	9,944
Mexico	471	461	881	817
Rest of the World	4,212	2,084	8,566	2,793

Total	$70,210	$57,232	$125,806	$102,392

No single country in the Rest of the World, Western Europe, Rest of Europe or Asia (excluding Greater China) classifications comprise more than 5% of the total revenue.

16. Employees Pension and Postretirement Benefits

(a) Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan (the “SERP”) covering Richard L. Gelfond, Chief Executive Officer (“CEO”) of the Company and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at June 30, 2012, the benefits of Mr. Gelfond were 100% vested. Upon a termination for cause, prior to a change of control, the executive shall forfeit any and all benefits to which such executive may have been entitled, whether or not vested.

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

The amounts accrued for the SERP are determined as follows:

	As at	As at
	June 30,	December 31,
	2012	2011

Obligation, beginning of period	$18,990	$18,108
Interest cost	136	279
Actuarial loss	—	603

Obligation, end of period and unfunded status	$19,126	$18,990

On August 1, 2010, the Company made a lump sum payment to Mr. Wechsler in accordance with the terms of the plan, representing a settlement in full of Mr. Wechsler’s entitlement under the SERP.

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest cost	$68	$69	$136	$139
Amortization of actuarial loss	91	53	182	107

Pension expense	$159	$122	$318	$246

The accumulated benefit obligation for the SERP was $19.1 million at June 30, 2012 (December 31, 2011 — $19.0 million).

The following amounts were included in accumulated other comprehensive income (“AOCI”) and will be recognized as components of net periodic benefit cost in future periods:

	As at	As at
	June 30,	December 31,
	2012	2011

Unrecognized actuarial loss	$2,446	$2,628

No contributions are expected to be made for the SERP during 2012. The Company expects interest costs of $0.1 million and amortization of actuarial losses of $0.2 million to be recognized as a component of net periodic benefit cost during the remainder of 2012.

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2012 (six months remaining)	$—
2013	—
2014	19,676
2015	—
2016	—
Thereafter	—

$19,676

(b) Defined Contribution Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and six months ended June 30, 2012, the Company contributed and expensed an aggregate of $0.3 million and $0.6 million, respectively (2011 — $0.3 million and $0.5 million, respectively), to its Canadian plan and an aggregate of less than $0.1 million and $0.1 million, respectively (2011 — less than $0.1 million and $0.1 million, respectively), to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c) Postretirement Benefits

The Company has an unfunded postretirement plan for Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at June 30, 2012 is $0.5 million (December 31, 2011 — $0.5 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and six months ended June 30, 2012, respectively (2011 — less than $0.1 million and less than $0.1 million, respectively).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2012 (six months remaining)	$15
2013	16
2014	35
2015	38
2016	42
Thereafter	393

$539

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

(b) Fair Value Measurements

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at June 30, 2012		As at December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Borrowings under Credit Facility	$(55,000)	$(55,000)	$(55,083)	$(55,083)
Net financed sales receivable	$73,799	$71,910	$67,300	$65,846
Net investment in sales-type leases	$14,392	$14,348	$19,414	$20,448
Available-for-sale investment	$1,350	$1,350	$1,012	$1,012
Foreign exchange contracts — designated forwards	$191	$191	$(182)	$(182)
Foreign exchange contracts — non-designated forwards	$139	$139	$(645)	$(645)

The carrying value of borrowings under the Credit Facility approximates fair value as the interest rates offered under the Credit Facility are close to June 30, 2012 and December 31, 2011 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2012 and December 31, 2011, respectively.

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2012 and December 31, 2011, respectively.

The fair value of the Company’s available-for-sale investment is determined using the present value of expected cash flows based on projected earnings and other information readily available from the business venture (Level 3 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2012 and December 31, 2011, respectively. The discounted cash flow valuation technique is based on significant unobservable inputs of revenue and expense projections, appropriately risk weighted, as the investment is in a start-up entity. The significant unobservable inputs used in the fair value measurement of the Company’s available-for-sale investment are long-term revenue growth and pretax operating margin. A significant increase (decrease) in any of those inputs in isolation would result in a lower or higher fair value measurement.

The fair value of foreign currency derivatives are determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2012 and December 31, 2011, respectively. These identical instruments are traded on a closed exchange.

There were no significant transfers between Level 1 and Level 2 during the six months ended June 30, 2012 or 2011. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The table below sets forth a summary of changes in the fair value of the Company’s available-for-sale investment measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period:

	Available For Sale Investments
	2012	2011

Beginning balance, January 1,	$1,012	$1,500
Transfers into/out of Level 3	—	—
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Change in other comprehensive income	338	(488)
Purchases, issuances, sales and settlements	—	—

Ending balance, June 30,	$1,350	$1,012

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(150)	$—

There were no transfers in or out of the Company’s level 3 assets during the six months ended June 30, 2012.

In the three and six months ended June 30, 2012, the Company recognized a $0.2 million other-than-temporary impairment of its available-for-sale investment, in “Impairment of available-for-sale investment” in the condensed consolidated statement of operations, as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost.

(c) Financing Receivables

The Company’s net investment in leases and its net financed sale receivables are subject to the disclosure requirements of ASC 310 “Receivables.” Due to differing risk profiles of its net investment in leases and its net financed sales receivables, the Company views its net investment in leases and its net financed sale receivables as separate classes of financing receivables. The Company does not aggregate financing receivables to assess impairment.

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

Pre-approved transactions only — Theater operator has begun to demonstrate a delay in payments with little or no communication with the Company. All service or shipments to the theater must be reviewed and approved by management. These financing receivables are considered to be in better condition than those receivables related to theaters in the “All transactions suspended” category, but not in as good of condition as those receivables in “Good standing.” Depending on the individual facts and circumstances of each customer, finance income recognition may be suspended if management believes the receivable to be impaired.

All transactions suspended — Theater is severely delinquent, non-responsive or not negotiating in good faith with the Company. Once a theater is classified as “All transactions suspended,” the theater is placed on nonaccrual status and all revenue recognitions related to the theater are stopped.

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at June 30, 2012			As at December 31, 2011
	Minimum Lease Payments	Financed Sales Receivables	Total	Minimum Lease Payments	Financed Sales Receivables	Total

In good standing	$12,273	$62,519	$74,792	$15,667	$55,907	$71,574
Pre-approved transactions	858	11,023	11,881	3,343	10,990	14,333
Transactions suspended	3,153	430	3,583	2,237	719	2,956

	$16,284	$73,972	$90,256	$21,247	$67,616	$88,863

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at June 30, 2012		As at December 31, 2011
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance

Net investment in leases	$4,010	$(1,892)	$4,692	$(1,833)
Net financed sales receivables	1,388	(173)	1,329	(316)

	$5,398	$(2,065)	$6,021	$(2,149)

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

The Company’s aged financing receivables are as follows:

	As at June 30, 2012
	Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances

Net investment in leases	$228	$161	$1,709	$2,098	$14,186	$16,284	$(1,892)	$14,392
Net financed sales receivables	1,050	477	983	2,510	71,462	73,972	(173)	73,799

Total	$1,278	$638	$2,692	$4,608	$85,648	$90,256	$(2,065)	$88,191

	As at December 31, 2011
	Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances

Net investment in leases	$350	$261	$1,754	$2,365	$18,882	$21,247	$(1,833)	$19,414
Net financed sales receivables	723	593	1,029	2,345	65,270	67,616	(316)	67,300

Total	$1,073	$854	$2,783	$4,710	$84,152	$88,863	$(2,149)	$86,714

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at June 30, 2012
	Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing

Net investment in leases	$9	$15	$37	$61	$973	$—	$1,034
Net financed sales receivables	219	219	540	978	13,601	—	14,579

Total	$228	$234	$577	$1,039	$14,574	$—	$15,613

	As at December 31, 2011
	Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing

Net investment in leases	$67	$118	$144	$329	$3,766	$—	$4,095
Net financed sales receivables	202	345	674	1,221	16,343	—	17,564

Total	$269	$463	$818	$1,550	$20,109	$—	$21,659

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

	For the Three Months Ended June 30, 2012
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	725	339	(173)	731	—

Total recorded investment in impaired loans:

Net financed sales receivables	$725	$339	$(173)	$731	$—

	For the Three Months Ended June 30, 2011
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	232	195	(66)	232	—

Total recorded investment in impaired loans:

Net financed sales receivables	$232	$195	$(66)	$232	$—

	For the Six Months Ended June 30, 2012
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	725	339	(173)	740	—

Total recorded investment in impaired loans:

Net financed sales receivables	$725	$339	$(173)	$740	$—

	For the Six Months Ended June 30, 2011
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	232	195	(66)	232	—

Total recorded investment in impaired loans:

Net financed sales receivables	$232	$195	$(66)	$232	$—

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables is as follows:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:

Beginning balance	$1,624	$443	$1,833	$316
Charge-offs	—	—	(257)	—
Recoveries	—	(2)	—	(2)
Provision	268	(268)	316	(141)

Ending balance	$1,892	$173	$1,892	$173

Ending balance: individually evaluated for impairment	$1,892	$173	$1,892	$173

Financing receivables:

Ending balance: individually evaluated for impairment	$16,284	$73,972	$16,284	$73,972

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:

Beginning balance	$2,558	$66	$4,838	$66
Charge-offs	—	—	(2,445)	—
Provision	34	—	199	—

Ending balance	$2,592	$66	$2,592	$66

Ending balance: individually evaluated for impairment	$2,592	$66	$2,592	$66

Financing receivables:

Ending balance: individually evaluated for impairment	$24,722	$57,494	$24,722	$57,494

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

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at June 30, 2012 (the “Foreign Currency Hedges”), with settlement dates throughout 2013. In addition, at June 30, 2012, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered Foreign Currency Hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value foreign exchange contracts as at:

	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Foreign exchange contracts - Forwards	$18,156	$20,581

Derivatives not designated as hedging instruments:
Foreign exchange contracts - Forwards	12,123	67,341

	$30,279	$87,922

Fair value of derivatives in foreign exchange contracts as at:

	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other Assets (Accrued liabilities)	$191	$(182)

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	Other Assets (Accrued liabilities)	139	(645)

		$330	$(827)

Derivatives in Foreign Currency Hedging relationships are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Foreign exchange contracts - Forwards	Derivative (Loss) Gain Recognized in OCI (Effective Portion)	$(150)	$49	$237	$351

		$(150)	$49	$237	$351

	Location of Derivative (Loss) Gain Reclassified from AOCI into Income	Three Months Ended June 30,		Six Months Ended June 30,
	(Effective Portion)	2012	2011	2012	2011
Foreign exchange contracts - Forwards	Selling, general and administrative expenses	$(87)	$466	$(136)	$724

		$(87)	$466	$(136)	$724

Non Designated Derivatives in Foreign Currency relationships are as follows:

	Location of Derivative (Loss) Gain	Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Foreign exchange contracts - Forwards	Selling, general and administrative expenses	$(351)	$93	$829	$721

		$(351)	$93	$829	$721

(e) Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 and the FASB ASC 320, as appropriate. As at June 30, 2012, the equity method of accounting is being utilized for an investment with a carrying value of $3.7 million (December 31, 2011 — $4.1 million). For the three months ended June 30, 2012, gross revenues, cost of revenue and net loss for the investment were $2.8 million, $2.9 million and $2.4 million, respectively (2011 — $0.3 million, $2.4 million and $4.4 million, respectively). For the six months ended June 30, 2012, gross revenues, cost of revenue and net loss for the investment $3.8 million, $6.0 million and $6.9 million, respectively (2011 — $0.5 million, $3.8 million and $8.6 million, respectively). The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. The difference between the Company’s investment balance and the amount of underlying equity in net assets owned by the Company amounts to $1.4 million and relates to goodwill. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under the FASB ASC 320 and is recorded at its fair value of $1.3 million at June 30, 2012 (December 31, 2011 — $1.0 million). In the three and six months ended June 30, 2012, the Company recognized an other-than-temporary impairment for its investment of $0.2 million and $0.2 million, respectively (2011 — $nil and $nil, respectively). This investment is classified as an available-for-sale investment. The total carrying value of investments in new business ventures at June 30, 2012 is $5.0 million (December 31, 2011 — $5.1 million) and is recorded in Other Assets.

IMAX CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company’s principal business is the design and manufacture of premium theater systems (“IMAX theater systems”) and the sale, lease or contribution to customers under revenue-sharing arrangements of those systems. The IMAX theater systems are based on proprietary and patented technology developed over the course of the Company’s 45-year history. The Company’s customers who purchase, lease or otherwise acquire the IMAX theater systems are theater exhibitors that operate commercial theaters (particularly multiplexes), museums, science centers, or destination entertainment sites. The Company generally does not own IMAX theaters, but licenses the use of its trademarks to exhibitors along with the sale, lease or contribution of its equipment. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.”

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

The Company believes the IMAX theater network is the most extensive premium theater network in the world with 663 IMAX theaters (549 commercial, 114 institutional) operating in 52 countries as at June 30, 2012. This compares to 560 IMAX theaters (442 commercial, 118 institutional) operating in 46 countries as at June 30, 2011.

Important factors that the Company’s Chief Executive Officer (“CEO”) Richard L. Gelfond uses in assessing the Company’s business and prospects include revenue, gross margins from the Company’s operating segments, the signing and financial performance of theater system arrangements (particularly its joint revenue sharing arrangements), film performance, installations, earnings from operations as adjusted for unusual items that the Company views as non-recurring, the securing of new film projects (particularly IMAX DMR films), the continuing ability to invest in and improve the Company’s technology to enhance its differentiation from other cinematic experiences, the viability of new businesses, the overall execution, reliability and consumer acceptance of The IMAX Experience and related technologies and short- and long-term cash flow projections.

The Company strives to remain at the forefront of advancements in cinema technology. Accordingly, one of the Company’s key initiatives for in the short-term is the development of a next-generation laser-based digital projection system. In 2011, the Company announced the completion of a deal in which it secured certain exclusive license rights to a portfolio of intellectual property in the digital cinema field owned by the Eastman Kodak Company (“Kodak”). The transaction involves rights to technology related to laser projection as well as rights in the digital cinema field to a broader range of Kodak technology. On February 7, 2012, the Company announced an agreement with Barco N.V. to co-develop a laser-based digital projection system that incorporates Kodak technology. The Company believes that these arrangements with Kodak and Barco N.V. will enable IMAX projectors to present greater brightness and clarity, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The Company believes that a laser projection solution, which it plans to introduce in the second half of 2013, will allow IMAX’s network to show the highest quality digital content available. During 2012, the Company has re-invested in its brand with its consumer brand marketing campaign which encompasses social media, in-theater marketing and Internet advertising. Finally, the Company remains focused on growing its theater network, particularly, in key international territories such as Greater China, India, Central and South America and Western Europe.

IMAX Systems, Theater System Maintenance and Joint Revenue Sharing Arrangements

The Company provides IMAX theater systems to customers on a sales or long-term lease basis, typically with initial terms of approximately 10 years. These agreements typically provide for three major sources of cash flows: initial fees, ongoing fees (which can include a fixed minimum amount per annum and contingent fees in excess of the minimum payments) and maintenance and extended warranty fees. The initial fees vary depending on the system configuration and location of the theater and generally are paid to the Company in installments commencing upon the signing of the agreement. Finance income is derived over the term of the sales or sales-type lease arrangement as the unearned income on financed sales or sales-type leases is earned. Ongoing fees are paid monthly over the term of the contract commencing after the theater system has been installed, and are generally equal to the greater of a fixed minimum amount per annum or a percentage of box-office receipts. Typically, both ongoing fees and maintenance and extended warranty fees are indexed to a local consumer price index.

The Company offers certain commercial clients joint revenue sharing arrangements pursuant to which the Company places an IMAX theater system at the theater operator’s venue and, in exchange for which, it receives a portion of the theater’s box-office receipts, concession revenue and in some cases a small upfront or initial payment.

Revenue from theater system arrangements is recognized at a different time from when cash is collected. See “Critical Accounting Policies” below for further discussion on the Company’s revenue recognition policies.

Sales Backlog and Theater Network

The Company’s sales backlog fluctuates in both number of systems and dollar value depending on the signing of new theater system arrangements from quarter to quarter, which adds to backlog, and its installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated theater. Sales backlog includes initial fees along with the estimated present value of contractual ongoing fees due over the lease term; however, it excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that may be received in the future. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, operating leases, letters of intent or long-term conditional theater commitments. Certain theater systems under joint revenue sharing arrangements carry a backlog value based on contracted upfront payments. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.

The Company’s theater signings are as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2012			2011			2012			2011
	Number of		Dollar Value	Number of		Dollar Value	Number of		Dollar Value	Number of		Dollar Value
	Systems		(in millions)	Systems		(in millions)	Systems		(in millions)	Systems		(in millions)
Full new sales and sale-type lease arrangements	10	(1)	$13.9	13	(1)	$17.8	28	(2)	$38.3	36	(2)	$44.7
Joint revenue sharing arrangements	28	(3)	6.3	26	(3)	n/a	33	(4)	6.3	102	(4)	n/a

Total arrangements for new theaters	38		20.2	39		17.8	61		44.6	138		44.7

Digital upgrades under sales and sale-type lease arrangements	2	(5)	0.3	13	(5)	6.9	2	(6)	0.3	15	(6)	7.8

	40		$20.5	52		$24.7	63		$44.9	153		$52.5

(1)	Includes nil installations and 10 in backlog as at June 30, 2012 (2011 — 1 and 12, respectively).
(2)	Includes nil installations and 28 in backlog as at June 30, 2012 (2011 — 3 and 33, respectively).
(3)	Includes 1 installation and 27 in backlog as at June 30, 2012 (2011 — 3 and 23, respectively).
(4)	Includes 5 installations and 28 in backlog as at June 30, 2012 (2011 — 5 and 97, respectively).
(5)	Includes 1 installation and 1 in backlog as at June 30, 2012 (2011 — 2 and 11, respectively).
(6)	Includes 1 installation and 1 in backlog as at June 30, 2012 (2011 — 4 and 11, respectively).

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

The Company’s sales backlog is as follows:

	June 30, 2012			June 30, 2011
	Number of Systems		Dollar Value (in thousands)	Number of Systems		Dollar Value (in thousands)
Sales and sale-type lease arrangements	145	(1)	$184,466	166	(1)	$196,469
Joint revenue sharing arrangements	135		24,998	128		n/a

	280	(2)	$209,464	294	(2)	$196,469

(1)	Includes 1 upgrade from film-based IMAX theater systems to IMAX digital theater systems as at June 30, 2012 (2011 — 12).
(2)	Reflects the minimum number of theaters arising from signed contracts in backlog.

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

The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as at June 30:

	2012				2011
	Theater Network Base		Backlog		Theater Network Base		Backlog
Flat Screen (2D)	24		—		28		—
Dome Screen (2D)	61		—		62		—
IMAX 3D Dome (3D)	2		—		5		—
IMAX 3D GT (3D)	68	(1)	1		69	(2)	1
IMAX 3D SR (3D)	19	(1)	1		29	(2)	1
IMAX MPX (3D)	2	(1)	3		11	(2)	4
IMAX Digital (3D)	487	(1)	275	(3)	356	(2)	288	(3)

Total	663		280		560		294

(1)	During the six months ended June 30, 2012, the Company upgraded 9 film-based IMAX theater systems to IMAX digital theater systems (all sales arrangements).
(2)	During the six months ended June 30, 2011, the Company upgraded 28 film-based IMAX theater systems to IMAX digital theater systems (all sales arrangements).
(3)	Includes 135 and 128 theater systems as at June 30, 2012 and 2011, respectively, under joint revenue sharing arrangements.

The Company estimates that approximately 74 (excluding digital upgrades) of theater systems arrangements currently in backlog will be installed in the remaining six months of 2012, with the remainder being installed in subsequent periods. In addition to the theaters in its backlog, each year the Company installs a number of systems that are signed in that same calendar year. The Company cautions that theater system installations slip from period to period in the course of the Company’s business and such slippages remain a recurring and unpredictable part of its business.

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

The following table outlines the breakdown of the theater network by type and geographic location as at June 30:

	2012 Theater Network Base					2011 Theater Network Base
	Commercial Multiplex		Commercial Destination	Institutional	Total	Commercial Multiplex		Commercial Destination	Institutional	Total
United States	278		6	59	343	245		10	64	319
Canada	31		2	7	40	19		2	7	28
Mexico	6		—	10	16	7		—	10	17
Russia & the CIS	24		—	—	24	20		—	—	20
Western Europe	35		7	10	52	38		7	8	53
Rest of Europe	10		—	—	10	10		—	—	10
Japan	14		2	4	20	10		2	6	18
Greater China(1)	78		—	19	97	28		—	18	46
Rest of World	53		3	5	61	40		4	5	49

Total	529	(2)	20	114	663	417	(2)	25	118	560

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Includes 274 and 204 theater systems in operation as at June 30, 2012 and 2011, respectively, under joint revenue sharing arrangements.

The Company believes that over time its commercial multiplex theater network could grow to approximately 1,700 commercial multiplex IMAX theaters worldwide from 529 commercial multiplex IMAX theaters as of June 30, 2012. While the Company continues to grow domestically, particularly in small to mid-tier markets, it believes that the majority of its future growth will come from underpenetrated, international markets. Key international growth markets include Greater China, Russia and the Commonwealth of Independent States, Western Europe and Latin America.

Film Production and Digital Re-Mastering (IMAX DMR)

The Company developed a proprietary technology to digitally re-master Hollywood films into IMAX digital cinema package (“DCP”) format or 15/70-format film at a modest cost incurred by the Company for exhibition in IMAX theaters. This system, known as IMAX DMR, digitally enhances the image resolution of motion picture films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. This technology enabled the IMAX theater network to release of Hollywood films, particularly new films which are released to IMAX theaters simultaneously with their broader domestic release. The development of this technology was critical in helping the Company execute its strategy of expanding its commercial theater network by establishing IMAX theaters as a key, premium distribution platform for Hollywood films.

IMAX films benefit from enhancements made by individual filmmakers exclusively for the IMAX release and filmmakers and studios have increasingly sought IMAX-specific enhancements to generate interest in and excitement for their films. Such enhancements include shooting selected scenes with IMAX cameras to enhance the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by shooting the film in a larger aspect ratio so that more of the film’s image is visible in IMAX theaters than in conventional theaters. Filmmaker Christopher Nolan used IMAX cameras to film over one hour of The Dark Knight Rises: The IMAX Experience, released in July 2012. Prometheus: An IMAX 3D Experience, which was released in June 2012, featured a larger projected aspect ratio that allowed audiences to see more of the film’s image on the screen, exclusively in

IMAX theaters. Two of the films announced to date for 2013, The Sequel to Star Trek: An IMAX 3D Experience and The Hunger Games: Catching Fire: The IMAX Experience, will feature select sequences shot with IMAX cameras. The Company seeks to differentiate its films not only through enhanced content, but through other important means as well. For example, in December 2011, Mission: Impossible — Ghost Protocol: The IMAX Experience, not only featured 30 minutes of footage shot with IMAX cameras, but it was also released 5 days earlier in North America than its wide release to conventional theaters. The Company believes that this early release strategy helps make the release of the IMAX film an event, which drives audiences’ excitement and enthusiasm for a film. The Company intends to employ the early release strategy for additional films in the future.

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

In addition to the 20 DMR films that have already been shown in the IMAX theater network in the first six months of 2012, 9 additional DMR films are scheduled to be released to its theater network during the remaining six months of 2012:

•	The Dark Knight Rises: The IMAX Experience (Warner Bros., July 2012);

•	Total Recall: The IMAX Experience (Sony, August 2012, late-breaking select international markets only);

•	The Bourne Legacy: The IMAX Experience (Universal Pictures, August 2012, late-breaking select international markets only);

•	Resident Evil: Retribution: An IMAX 3D Experience (Sony, September 2012);

•	Frankenweenie: An IMAX 3D Experience (Walt Disney Pictures, October 2012);

•	Skyfall: The IMAX Experience (Sony Pictures, November 2012);

•	Remembering 1942: The IMAX Experience (Huayi Bros., November 2012, Asia only);

•	CZ12: The IMAX Experience (JCE Entertainment Ltd., Huayi Brothers & Emperor Motion Pictures, December 2012, Asia only), and

•	The Hobbit: An Unexpected Journey: An IMAX 3D Experience (Warner Bros., December 2012)

To date, the Company announced the following 7 titles to be released in 2013 to its theater network:

•	Jack the Giant Killer: An IMAX 3D Experience (Warner Bros., March 2013);

•	The Sequel to Star Trek: An IMAX 3D Experience (Paramount Pictures Corporation, May 2013);

•	Man of Steel: The IMAX Experience (Warner Bros., June 2013);

•	Stalingrad: An IMAX 3D Experience (AR Films, October 2013, Russia and the CIS only);

•	Gravity: An IMAX 3D Experience (Warner Bros., September 2013);

•	The Hunger Games: Catching Fire: The IMAX Experience (Lionsgate., November 2013); and

•	The Hobbit: There and Back Again: An IMAX 3D Experience (Warner Bros., December 2013)

The Company remains in active negotiations with all of Hollywood’s studios for additional films to fill out its short and long-term film slate and ultimately expects a similar number of IMAX DMR films to be released to the IMAX network in 2012 as were released in 2011.

INTERNATIONAL ACTIVITIES

A significant portion of the Company’s revenues is generated by customers located outside the United States and Canada. For the first six months of 2012 and 2011, approximately 46.7% and 42.2%, respectively, of the Company’s revenue was derived outside the United States and Canada. The Company believes that its international expansion is an important driver of future growth for the Company. In the first six months of 2012, 65.1% of the Company’s 63 theater signings were for theaters in international markets. As at June 30, 2012, approximately 85.7% of IMAX theater systems arrangements in backlog were scheduled to be installed in international markets. Accordingly, the Company expects that international operations will continue to be a significant portion of the Company’s revenue in the future and the Company intends to actively expand its international presence, including by expanding its number of theaters under international joint revenue sharing arrangements.

During 2011, the Company formed a subsidiary, IMAX (Shanghai) Multimedia Technology Co, Ltd. (“IMAX China”), to enable further growth in China, the Company’s second-largest and fastest-growing market. As at June 30, 2012, the Company had a total of 97 theaters operating in Greater China with an additional 131 theaters in backlog that are scheduled to be installed in Greater China by 2017. The Company believes that favorable market trends in China, including government initiatives to help enable cinema screen growth and to support the film industry, present opportunities for significant additional growth. In March 2011, the Company announced a 75-theater joint revenue sharing arrangement with Wanda Cinema Line Corporation, China’s top grossing cinema chain (“Wanda”). This agreement with Wanda represents IMAX’s first full and largest revenue-sharing arrangement in China to date. IMAX has installed its digital technology in 32 of Wanda’s multiplex locations to date, with the remaining theaters scheduled to be rolled out in the remainder of 2012, 2013 and 2014. On February 18, 2012, the U.S. and Chinese governments announced the terms of an agreement to expand the number of Hollywood films to be released in China to include 14 additional IMAX or 3D format films, and to permit distributors to receive higher distribution fees. The Company believes this is a positive development for its business in China and elsewhere.

To support growth in international markets, the Company has sought to bolster its international film slate through international DMR releases in select international markets, as well as early international releases. In April 2012, HOUBA! On the Trail of the Marsupilami: The IMAX Experience, a French IMAX DMR film, was released to IMAX theaters and the Company is scheduled to release CZ12: The IMAX Experience, a Chinese IMAX DMR film in December 2012. The Company expects to announce additional IMAX international DMR films in both Asia and Europe in the remainder of 2012 and 2013. In recent years, the Company, along with its studio partners, has also employed a strategy of releasing certain IMAX DMR films earlier than the films’ broader release in select international markets. The Company anticipates announcing additional IMAX international early releases in the future.

During 2012, the Company intends to continue its focus increasingly on a number of its less penetrated international markets, including Greater China, Western Europe, India and Latin America. On January 17, 2012, the Company announced that it had restructured its master license agreement in South America with Giencourt Investments, S.A., in order to play a more active role in that market and to help accelerate the roll-out of IMAX theaters across South America.

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

The Company considers the following significant estimates, assumptions and judgments to have the most significant effect on its results:

Revenue Recognition

The Company generates revenue from various sources as follows:

•

design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 52 countries as at June 30, 2012;

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

Deferred Tax Asset Valuation

As at June 30, 2012, the Company had net deferred income tax assets of $46.2 million. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operating results, projected future operating results, reversing temporary differences, contracted sales backlog at June 30, 2012, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies.

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

Beginning in the third quarter of 2012, the Company intends to adopt a revised definition of adjusted net income and adjusted earnings per diluted share to exclude all stock-based compensation and one-time items. In addition, adjusted net income and adjusted earnings per diluted share will be fully tax-affected. The Company believes that this revised definition should provide for a more straightforward and conventional calculation of adjusted earnings.

RESULTS OF OPERATIONS

As identified in note 15 to the accompanying condensed consolidated financial statements in Item 1, the Company has seven reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; and other. The IMAX systems segment is comprised of the design, manufacture, sale or lease IMAX theater projection system equipment. The theater system maintenance segment consists of the maintenance of IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment is comprised of the provision of IMAX theater projection system equipment to an exhibitor in exchange for a certain percentage of box-office receipts, concession revenue and in some cases a small upfront or initial payment. The film production and IMAX DMR segment is comprised of the production of films and performance of film re-mastering services. The film distribution segment includes the distribution of films for which the Company has distribution rights. The film post-production segment includes the provision of film post-production and film print services. The other segment includes certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2011 Form 10-K.

The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations have been organized and discussed with respect to the above stated segments. Management feels that a discussion and analysis based on its segments is significantly more relevant as the Company’s condensed consolidated statements of operations captions combine results from several segments.

Three Months Ended June 30, 2012 Versus Three Months Ended June 30, 2011

The Company reported net income of $11.1 million or $0.17 per basic share and $0.16 per diluted share for the second quarter of 2012, as compared to a net income of $1.8 million or $0.03 per basic and diluted share for the second quarter of 2011. Net income for the quarter includes a deferred tax provision of $3.0 million or $0.05 per diluted share (2011 — $1.4 million or $0.02 per diluted share). Net income for the second quarter of 2011 also includes a charge of $1.4 million or $0.02 per diluted share for variable share-based compensation. Adjusted net income, which consists of net income excluding the impact of variable share-based compensation and the deferred tax provision, was $14.1 million or $0.21 per diluted share in the second quarter of 2012 as compared to adjusted net income of $4.6 million or $0.07 per diluted share for the second quarter of 2011. A reconciliation of net income, the most directly comparable U.S. GAAP measure, to adjusted net income and adjusted net income per diluted share is presented in the table below:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported	$11,080	$0.16	$1,825	$0.03
Adjustments:
Variable stock compensation	(28)	—	1,357	0.02
Deferred tax provision	3,014	0.05	1,419	0.02

Adjusted	$14,066	$0.21	$4,601	$0.07

Weighted average diluted shares outstanding		68,374		68,699

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
IMAX Systems
Sales and sales-type leases(1)	$14,948	$17,857	$8,034	$8,892
Ongoing rent, fees, and finance income(2)	3,099	2,613	3,073	2,548

	18,047	20,470	11,107	11,440

Theater System Maintenance	6,989	6,127	2,568	2,381

Joint Revenue Sharing Arrangements	15,593	8,347	11,117	4,881

Film
Production and IMAX DMR	19,744	12,422	12,358	6,461
Distribution	4,725	5,275	837	487
Post-production	2,055	1,039	666	307

	26,524	18,736	13,861	7,255

Other	3,057	3,552	180	345

	$70,210	$57,232	$38,833	$26,302

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the second quarter of 2012 increased by 22.7% to $70.2 million from $57.2 million in the same period last year, due in large part to increases in revenue from the Company’s film and joint revenue sharing arrangement segments. The gross margin across all segments in the second quarter of 2012 was $38.8 million, or 55.3% of total revenue, compared to $26.3 million, or 46.0% of total revenue in the second quarter of 2011.

IMAX Systems

IMAX systems revenue decreased 11.8% to $18.0 million in the second quarter of 2012 as compared to $20.5 million in the second quarter of 2011, resulting primarily from the installation of fewer systems (including 6 less digital upgrades) under sales or sales-type leases, as compared to the prior year comparative period.

Revenue from sales and sales-type leases decreased 16.3% to $14.9 million in the second quarter of 2012 from $17.9 million in the second quarter of 2011. The Company recognized revenue on 11 full, new theater systems which qualified as either sales or sales-type leases in the second quarter of 2012, with a total value of $15.3 million, as compared to 11 in the second quarter of 2011 with a total value of $13.9 million. There were no digital upgrades recognized in the second quarter of 2012, as compared to 6 in the second quarter of 2011 with a total value of $2.8 million. Digital upgrades have lower sales prices and gross margin than full theater system installations. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers. There were no used system recognitions in three months ended June 30, 2012 as compared to one used system during the three months ended June 30, 2011 with a value of $1.2 million.

Average revenue per full, new sales and sales-type lease system was $1.4 million for the three months ended June 30, 2012, which was higher than the $1.3 million for the three months ended June 30, 2011. Average revenue per upgrade was $0.5 million during the three months ended June 30, 2011. There were no digital upgrades recognized in the second quarter of 2012. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangement (see discussion below) installations by theater system configuration for the second quarter of 2012 and 2011 is outlined in the table below.

	Three Months Ended June 30,
	2012	2011
Sales and Sales-type lease systems - installed and recognized
IMAX 3D GT	1	1
IMAX digital	10	17	(1)

	11	18

Joint revenue sharing arrangements - installed and operating
IMAX digital	9	23

	20	41

(1)	Includes the digital upgrade of 6 systems (all sales arrangements) from film-based to digital.

Settlement revenue was $nil for the three months ended June 30, 2012 and 2011, respectively.

IMAX theater systems gross margin from full, new sales and sale-type leases, excluding the impact of settlements and asset impairment charges was 61.3% in the second quarter of 2012 versus 65.6% in the second quarter of 2011. The Company did not install and/or recognize any digital upgrades in the second quarter of 2012. Gross margin from digital upgrades was $0.6 million in the second quarter of 2011. There were no used systems installed during the second quarter of 2012. The gross margin on the sale of one used system with a margin of $0.1 million in the three months ended June 30, 2011. In addition, in the second quarter of 2012, the Company incurred a charge of $0.4 million for equipment to enable certain theaters to elect to exhibit films, such as The Dark Knight Rises, in either digital or analog format.

Ongoing rent revenue and finance income was $3.1 million in the second quarter of 2012 compared to $2.6 million in the second quarter of 2011. Gross margin for ongoing rent and finance income increased to $3.1 million in comparison to $2.5 million in the second quarter of 2012 and 2011, respectively. Contingent fees included in this caption amounted to $0.6 million and $0.6 million in the three months ended June 30, 2012 and 2011, respectively.

Theater System Maintenance

Theater system maintenance revenue increased 14.1% to $7.0 million during the second quarter of 2012 as compared to $6.1 million in the second quarter of 2011. Theater system maintenance gross margin increased $0.2 million to $2.6 million in the second quarter of 2012 as compared to $2.4 million in the prior year comparative period. In the three months ended June 30, 2012, the Company recorded a write-down of $0.2 million for certain service parts inventories as compared to $nil in the prior year comparative period. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins can vary depending on the mix of theater system configurations in the theater network and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenue from joint revenue sharing arrangements increased 86.8% to $15.6 million in the second quarter of 2012 compared to $8.3 million in the second quarter of 2011. The Company ended the second quarter of 2012 with 274 theaters operating under joint revenue sharing arrangements as compared to 204 theaters at the end of the second quarter of 2011. The increase in revenues from joint revenue sharing arrangements was largely due to stronger film performance and an increase in the number of theaters in the IMAX theater network versus the prior year comparative period. During the quarter, the Company installed 9 full, new theaters under joint revenue sharing arrangements, as compared to 23 full, new theaters during the prior year quarter.

The gross margin from joint revenue sharing arrangements in the second quarter of 2012 increased to $11.1 million compared to $4.9 million in the second quarter of 2011. Included in the calculation of second quarter gross margin were certain advertising, marketing and selling expenses primarily associated with new theater launches of $0.7 million, as compared to $1.8 million incurred in the prior year period. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses from both periods, was $11.8 million in the second quarter of 2012, compared to $6.7 million in the second quarter of 2011. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

	Three Months Ended June 30,
	2012	2011
Gross margin from joint revenue sharing arrangements	$11,117	$4,881
Add:
Advertising, marketing and selling expenses	677	1,785

Adjusted gross margin from joint revenue sharing arrangements	$11,794	$6,666

Film

Revenues from the Company’s film segments increased 41.6% to $26.5 million in the second quarter of 2012 from $18.7 million in the second quarter of 2011. Film production and IMAX DMR revenues increased 58.9% to $19.7 million in the second quarter of 2012 from $12.4 million in the second quarter of 2011. The increase in film production and IMAX DMR revenues was primarily as a result of higher gross box office generated by the films released to the IMAX network in the quarter and continued network growth. Gross box office generated by IMAX DMR films increased 61.0% to $173.5 million for the second quarter of 2012 from $107.7 million for the second quarter of 2011. Gross box office per screen for the three months ended June 30, 2012 averaged $341,900 in comparison to $315,700 in the comparable period last year. In the second quarter of 2012, gross box office was generated primarily by the exhibition of 12 films (listed below), as compared to 9 films primarily exhibited during the second quarter of 2011:

Three Months Ended June 30, 2012 – Films Exhibited	Three Months Ended June 30, 2011 – Films Exhibited
The Hunger Games: The IMAX Experience	Sucker Punch: The IMAX Experience
Wrath of the Titans: An IMAX 3D Experience	Fast Five: The IMAX Experience
Titanic: An IMAX 3D Experience	Thor: An IMAX 3D Experience
Houba! On the Trail of the Marsupilami: The IMAX Experience Battleship: The IMAX Experience	Pirates of the Caribbean: On Stranger Tides: An IMAX 3D Experience
The Avengers: An IMAX 3D Experience	The Founding of a Party: The IMAX Experience
Dark Shadows: The IMAX Experience	Kung Fu Panda 2: An IMAX 3D Experience
Men In Black III: An IMAX 3D Experience	Super 8: The IMAX Experience
Prometheus: An IMAX 3D Experience	Cars 2: An IMAX 3D Experience
Madagascar 3: Europe’s Most Wanted: An IMAX 3D Experience	Transformers: Dark of the Moon: An IMAX 3D Experience
Rock of Ages: The IMAX Experience
The Amazing Spiderman: An IMAX 3D Experience

Film distribution revenues decreased to $4.7 million in the second quarter of 2012 from $5.3 million in the second quarter of 2011. In the second quarter of 2012, the Company released an original title To the Arctic 3D; the Company released the original film Born To Be Wild 3D in the second quarter of 2011. Film post-production revenues increased to $2.1 million in the second quarter of 2012 from $1.0 million in the second quarter of 2011, due primarily to an increase in third party business.

The Company’s gross margin from its film segments increased in the second quarter of 2012 to $13.9 million from $7.3 million in the second quarter of 2011. Film production and IMAX DMR gross margin increased to $12.4 million in the second quarter of 2012 from $6.5 million in the second quarter of 2011, primarily due to the higher gross box office experienced in the second quarter of 2012 as compared to the second quarter of 2011. The film distribution gross margin for the second quarter of 2012 was $0.8 million as compared to $0.5 million in the prior year comparative period. During the second quarter of 2012, the gross margin from post-production was $0.7 million as compared to $0.3 million in the second quarter of 2011.

Other

Other revenue decreased to $3.1 million in the second quarter of 2012 compared to $3.5 million in the same period in 2011. Other revenue primarily includes revenue generated from the Company’s theater operations, camera and rental business, after market sales of projection system parts and 3D glasses.

The gross margin from other revenue was $0.2 million in the second quarter of 2012 as compared to $0.3 million in the second quarter of 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $20.3 million in the second quarter of 2012 as compared to $19.5 million in the second quarter of 2011. The $0.8 million increase experienced from the prior year comparative period was largely the result of the following:

•

a $2.3 million increase in staff-related and compensation costs, including an increase in salaries and benefits of $2.0 million resulting from increased staffing (including increased staffing costs of $0.9 million from the Company’s wholly-owned subsidiary in China) and normal merit increases, as well as an increase of $0.3 million in travel and entertainment costs; and

•	an increase of $1.5 million from brand-related advertising and promotion in the second quarter as compared to the prior year comparative period.

These increases were partially offset by:

•	a $0.9 million decrease in the Company’s stock based compensation expense;

•	a $1.5 million decrease in legal and professional fees; and

•	a $0.6 million decrease in other general corporate expenditures.

Research and Development

Research and development expenses were $2.5 million in the second quarter of 2012 consistent with the second quarter of 2011 and are primarily attributable to ongoing enhancements to the Company’s digital projection technology, including the development of the Company first laser-based digital projection system. The Company is developing its next-generation laser projector, which will provide greater brightness and clarity, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers.

Receivable Provisions, Net of Recoveries

Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.1 million and $0.2 million in the second quarter of 2012 and 2011, respectively.

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

Interest Income and Expense

Interest income was less than $0.1 million in the second quarter of 2012, which was consistent with the second quarter of 2011.

Interest expense was $0.5 million in the second quarter of 2012 as compared to $0.6 million experienced in the second quarter of 2011. Included in interest expense is the amortization of deferred finance costs of less than $0.1 million in the second quarter of 2012 and $0.2 million in the second quarter of 2011. The Company’s policy is to defer and amortize, over the life of the debt instrument, all the costs relating to debt financing which are paid directly to the debt provider.

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

There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings. As at June 30, 2012, the Company had a gross deferred income tax asset of $52.3 million, against which the Company is carrying a $6.1 million valuation allowance. The Company recorded an income tax provision of $3.8 million for the three months ended June 30, 2012, of which a provision of $0.1 million is related to an increase in unrecognized tax benefits. For the three months ended June 30, 2011, the Company recorded an income tax provision of $1.6 million, of which a provision of $0.1 million was related to an increase in unrecognized tax benefits.

Due to a change in enacted tax rates, the Company recorded an increase to deferred tax assets and a decrease to the deferred tax provision of $0.7 million in the second quarter of 2012.

The Company anticipates utilizing the majority of its currently-available tax attributes over the next two years.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 “Investments — Equity Method and Joint Ventures” (“ASC 323”). At June 30, 2012, the equity method of accounting is being utilized for an investment with a carrying value of $3.7 million (December 31, 2011 — $4.1 million). For the three months ended June 30, 2012, gross revenues, cost of revenue and net loss for the investment were $2.8 million, $2.9 million and $2.4 million, respectively (2011 — $0.3 million, $2.4 million, and $4.4 million, respectively). The Company has recorded its proportionate share of the net loss which amounted to $0.2 million for the second quarter of 2012 and a net loss of $0.5 million in the second quarter of 2011.

Six Months Ended June 30, 2012 Versus Six Months Ended June 30, 2011

The Company reported net income of $13.7 million or $0.21 per basic share and $0.20 per diluted share for the six months ended June 30, 2012, as compared to net income of $0.8 million or $0.01 per basic and diluted share for the six months ended June 30, 2011. Net income for the six months ended June 30, 2012 includes a $0.8 million pre-tax charge or $0.01 per diluted share (2011 — $3.2 million or $0.05 per diluted share) for variable share-based compensation expense during the six months ended June 30, 2012 and a deferred tax provision of $3.7 million or $0.06 per diluted share (2011 — $1.1 million or $0.01 per diluted share). Net income for the six months ended June 30, 2011 also includes a one-time $2.1 million pre-tax charge ($0.03 per diluted share) due to an arbitration award arising from an arbitration proceeding brought against the Company in connection with a discontinued subsidiary. Adjusted net income, which consists of net income excluding the impact of the variable share-based compensation expense, the charge for the arbitration award and the deferred tax provision was $18.1 million or $0.27 per diluted share in the six months ended June 30, 2012, as compared to adjusted net income of $7.1 million or $0.10 per diluted share for the six months ended June 30, 2011. A reconciliation of net income, the most directly comparable U.S. GAAP measure, to adjusted net income and adjusted net income per diluted share is presented in the table below:

	Six Months		Six Months
	Ended June 30, 2012		Ended June 30, 2011
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net income	$13,668	$0.20	$822	$0.01
Add:
Variable stock compensation	754	0.01	3,160	0.05
Deferred tax provision	3,665	0.06	1,104	0.01
Provision for arbitration award	—	—	2,055	0.03

Adjusted net income	$18,087	$0.27	$7,141	$0.10

Weighted average diluted shares outstanding		68,190		68,378

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
IMAX Systems
Sales and sales-type leases(1)	$27,814	$37,165	$12,684	$17,834
Ongoing rent, fees, and finance income(2)	5,891	5,564	5,835	5,341

	33,705	42,729	18,519	23,175

Theater System Maintenance	13,836	11,922	5,294	4,968

Joint Revenue Sharing Arrangements	27,291	12,387	19,054	7,059

Film
Production and IMAX DMR	33,582	19,680	20,288	9,220
Distribution	7,863	7,892	1,546	1,113
Post-production	4,132	2,663	1,270	1,996

	45,577	30,235	23,104	12,329

Other	5,397	5,119	(277)	(583)

	$125,806	$102,392	$65,694	$46,948

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the six months ended June 30, 2012 increased by 22.9% to $125.8 million from $102.4 million in the same period last year due in large part to increases in revenue from the Company’s film and joint revenue sharing arrangement segments partially offset by lower revenue from the IMAX systems segment. The gross margin across all segments in the six months ended June 30, 2012 was $65.7 million, or 52.2% of total revenue, compared to $46.9 million, or 45.9% of total revenue in the six months ended June 30, 2011.

IMAX Systems

IMAX systems revenue decreased 21.1% to $33.7 million in the six months ended June 30, 2012 as compared to $42.7 million in the six months ended June 30, 2011, resulting primarily from the installation of 15 fewer theater systems (including 12 fewer digital upgrades) under sales and sales-type leases in 2012, as compared to the prior year comparative period.

Revenue from sales and sales-type leases decreased 25.2% to $27.8 million in the six months ended June 30, 2012 from $37.2 million in the six months ended June 30, 2011. The Company recognized revenue on 19 full, new theater systems which qualified as either sales or sales-type leases in the six months ended June 30, 2012, with a total value of $24.6 million, versus 22 in the six months ended June 30, 2011 with a total value of $27.4 million. Additionally, the Company recognized revenue on 8 digital upgrades and one 3D GT upgrade (from a 2D GT system) in the six months ended June 30, 2012, with a total value of $3.1 million, as compared to 20 digital upgrades in the six months ended June 30, 2011, with a total value of $8.3 million. Digital upgrades have lower sales prices and gross margin than a full theater installation. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers. There were no used systems installed in the six months ended June 30, 2012 as compared to one used system with a value of $1.2 million recognized in the six months ended June 30, 2011.

Average revenue per full, new sales and sales-type lease systems was $1.3 million for the six months ended June 30, 2012, as compared to $1.2 million for the six months ended June 30, 2011. Average revenue per digital upgrade was $0.3 million for the six months ended June 30, 2012, which is lower than with the $0.4 million experienced in the six months ended June 30, 2011. The breakdown in mix of sales and sales-type lease, joint revenue sharing arrangements (see discussion below) and operating lease installations by theater system configuration for the six months ended June 30, 2012 and 2011 is outlined in the table below.

	Six Months Ended June 30,
	2012		2011
Sales and Sales-type lease systems - installed and recognized
IMAX 3D GT	2	(1)	1
IMAX digital	26	(2)	42	(4)

	28		43
IMAX digital - installed and deferred	1	(3)	8	(5)

	29		51
Joint revenue sharing arrangements - installed and operating
IMAX digital	17		33

	46		84

(1)	Includes the upgrade of one system under a sale arrangement from 2D GT projection system to a 3D GT projection system.
(2)	Includes the digital upgrade of 8 systems (all sales arrangements) from film-based to digital.
(3)	Includes the digital upgrade of 1 systems (all sales arrangements) from film-based to digital.
(4)	Includes the digital upgrade of 20 systems (all sales arrangements) from film-based to digital.
(5)	Includes the digital upgrade of 8 systems (all sales arrangements) from film-based to digital.

As noted in the table above, 1 and 8 theater systems under a digital upgrade sales arrangement were installed in the six months ended June 30, 2012 and 2011, respectively, but revenue recognition was deferred. The arrangement contained provisions providing the customer with standard digital upgrades, which were installed, and a number of as-of-yet undeveloped upgrades. The Company’s policy is such that once the fair value for the undeveloped upgrade is established, the Company allocates total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a relative fair value basis and recognizes the revenue allocated to the delivered elements with their associated costs. If the arrangement is materially modified in the future such that contract consideration becomes fixed, the arrangement in its entirety would be subject to the provisions of the amended ASC 605-25 and the Company would be required to develop, absent an established selling price or third party evidence of the selling price for the undeveloped specified upgrade, a best estimated selling price for the undeveloped specified upgrade, allocate the arrangement’s consideration on a relative selling price allocation basis, and recognize revenue on the delivered elements based on that allocation.

Settlement revenue was $nil for the six months ended June 30, 2012, as compared to $0.3 million in the six months ended June 30, 2011. The amount recognized in the six months ended June 30, 2011 primarily relates to a consensual buyout for one uninstalled theater system.

IMAX theater systems margin from full, new sales and sale-type leases, excluding the impact of settlements and asset impairment charges, was 61.1% in the six months ended June 30, 2012, as compared to 65.3% in the six months ended June 30, 2011. No gross margin on digital upgrades was experienced in the six months ended June 30, 2012, in comparison with $1.2 million in the six months ended June 30, 2011, which is a reflection of the particular systems upgraded and the costs associated with such upgrades in their respective periods. There were no used systems installed during the six months ended June 30, 2012, as compared to one used system with a gross margin of $0.1 million installed and recognized in the comparable period last year. In addition, in the six months ended June 30, 2012, the Company incurred a charge of $1.2 million for equipment to enable certain theaters to elect to exhibit films, such as The Dark Knight Rises, in either digital or analog format.

Ongoing rent revenue and finance income increased to $5.9 million in the six months ended June 30, 2012 from $5.6 million in the six months ended June 30, 2011. Gross margin for ongoing rent and finance income increased to $5.8 million in the six months ended June 30, 2012 from $5.3 million in the six months ended June 30, 2011. Contingent fees included in this caption amounted to $1.0 million and $1.7 million in the six months ended June 30, 2012 and 2011, respectively.

Theater System Maintenance

Theater system maintenance revenue increased 16.1% to $13.8 million during the six months ended June 30, 2012 as compared to $11.9 million during the six months ended June 30, 2011. Theater system maintenance gross margin was $5.3 million in the six months ended June 30, 2012 which is higher than the $5.0 million experienced in the six months ended June 30, 2011. In the six months ended June 30, 2012, the Company recorded a write-down of $0.2 million for certain service parts inventories as compared to $nil in the prior year comparative period. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins can vary depending on the mix of theater system configurations in the theater network and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenue from joint revenue sharing arrangements increased to $27.3 million in the six months ended June 30, 2012 compared to $12.4 million in the six months ended June 30, 2011. The Company ended the six month period with 274 theaters under joint revenue sharing arrangements in operation, as compared to 204 theaters in operation at June 30, 2011. The increase in revenues from joint revenue sharing arrangements was primarily due to the higher per-screen gross box office realized from the films released to joint revenue sharing theaters and the increase in the number of theaters in the IMAX theater network from the six months ended June 30, 2011. During the six months ended June 30, 2012, the Company installed 17 full, new theaters under joint revenue sharing arrangements, as compared to 33 new theaters during the prior year comparative period.

The gross margin from joint revenue sharing arrangements in the six months ended June 30, 2012 increased to $19.1 million from $7.1 million in the six months ended June 30, 2011. The variance was due primarily to higher revenues experienced in the six months ended June 30, 2012, as compared to the six months ended June 30, 2011 as well as lower advertising, marketing and selling expenses. Included in the calculation of gross margin in the first six months of 2012 were certain advertising, marketing and selling expenses primarily associated with new theater launches of $1.0 million, as compared to $2.3 million for such expenses in the prior year comparative period. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses from both periods, was $20.1 million in the six months ended June 30, 2012, compared to $9.3 million in the six months ended June 30, 2011. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

	Six Months Ended June 30,
	2012	2011
Gross margin from joint revenue sharing arrangements	$19,054	$7,059
Add:
Advertising, marketing and selling expenses	1,032	2,266

Adjusted gross margin from joint revenue sharing arrangements	$20,086	$9,325

Film

The Company’s revenues from its film segments increased 50.7% to $45.6 million in the six months ended June 30, 2012 from $30.2 million in the six months ended June 30, 2011. Film production and IMAX DMR revenues increased 70.6% to $33.6 million in the six months ended June 30, 2012 from $19.7 million in the six months ended June 30, 2011. The increase in film production and IMAX DMR revenues was due primarily to higher gross box office from the films released during the period and an increase in the number of theaters in the IMAX theater network. Gross box office generated by IMAX DMR films increased to $295.2 million for the six months ended June 30, 2012 from $170.1 million for the six months ended June 30, 2011, a 73.5% increase year-over-year. Gross box office per screen for the six months ended June 30, 2012 averaged $591,100, in comparison to $487,700 in the comparable period last year. In 2012, gross box office was generated primarily by the exhibition of 20 films to IMAX theaters (listed below), as compared to 15 films primarily exhibited during the six months ended June 30, 2011 in each case as listed below:

Six Months Ended June 30, 2012 – Films Exhibited	Six Months Ended June 30, 2011 – Films Exhibited
Happy Feet Two: An IMAX 3D Experience	TRON: Legacy: An IMAX 3D Experience
Mission: Impossible – Ghost Protocol: The IMAX Experience	The Green Hornet: An IMAX 3D Experience
The Adventures of Tintin: The Secret of the Unicorn: An IMAX 3D Experience	Tangled: An IMAX 3D Experience
Flying Swords of Dragon Gate: An IMAX 3D Experience	Sanctum: An IMAX 3D Experience
Underworld: Awakening: An IMAX 3D Experience	I Am Number Four: The IMAX Experience
Journey 2: The Mysterious Island: An IMAX 3D Experience	Mars Needs Moms: An IMAX 3D Experience
The Lorax: An IMAX 3D Experience John Carter: An IMAX 3D Experience The Hunger Games: An IMAX 3D Experience	Sucker Punch: The IMAX Experience Fast Five: The IMAX Experience Thor: An IMAX 3D Experience
Wrath of the Titans: An IMAX 3D Experience Titanic: An IMAX 3D Experience	Pirates of the Caribbean: On Stranger Tides: An IMAX 3D Experience
Houba! On the Trail of the Marsupilami: The IMAX Experience Battleship: The IMAX Experience	The Founding of a Party: The IMAX Experience Kung Fu Panda 2: An IMAX 3D Experience
The Avengers: An IMAX 3D Experience	Super 8: The IMAX Experience
Dark Shadows: The IMAX Experience	Cars 2: An IMAX 3D Experience
Men In Black III: An IMAX 3D Experience	Transformers: Dark of the Moon: An IMAX 3D Experience
Prometheus: An IMAX 3D Experience
Madagascar 3: Europe’s Most Wanted: An IMAX 3D Experience
Rock of Ages: The IMAX Experience
The Amazing Spiderman: An IMAX 3D Experience – international only release

Film distribution revenues were consistent at $7.9 million in the six months ended June 30, 2012 and 2011. In the six months ended June 30, 2012, the Company released an original title To the Arctic 3D; the Company released the original film Born To Be Wild 3D in the prior year comparative period of 2011. Film post-production revenues increased to $4.1 million in the six months ended June 30, 2012 from $2.7 million in the six months ended June 30, 2011, primarily due to an increase in third party business.

The Company’s gross margin from its film segments increased 87.4% in the six months ended June 30, 2012 to $23.1 million from $12.3 million in the six months ended June 30, 2011. Film production and IMAX DMR gross margins increased to $20.3 million from $9.2 million in the six months ended June 30, 2011, largely due to an increase in IMAX DMR revenue. The film distribution margin of $1.5 million in the six months ended June 30, 2012 was higher than the $1.1 million experienced in the six months ended June 30, 2011. The film post-production gross margin of $1.3 million for the six months ended June 30, 2012 was lower than the $2.0 million experienced in the prior year comparative period.

Other

Other revenue increased to $5.4 million in the six months ended June 30, 2012, compared to $5.1 million in the same period in 2011, due to an increase in after-market sales. Other revenue primarily includes revenue generated from the Company’s theater operations, camera and rental business, after market sales of projection system parts and 3D glasses.

The gross margin on other revenue was $0.3 million higher in the six months ended June 30, 2012 as compared to 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $39.4 million in the six months ended June 30, 2012, as compared to $36.3 million in 2011. This $3.1 million increase experienced from the prior year comparative period was largely the result of the following:

•

a $5.2 million increase in staff-related costs and compensation costs including (i) an increase in salaries and benefits of $4.5 million, including a higher average Canadian dollar denominated salary expense, increased staffing (including increased staffing costs of $2.0 million from the Company’s wholly-owned subsidiary in China) and normal merit increases, and (ii) a $0.7 million increase in travel and entertainment costs commensurate with increased business activity; and

•	an increase of $2.2 million from brand-related advertising and promotion in the current period.

This increase was offset by:

•	a $1.0 million decrease in the Company’s stock-based compensation;

•	a $1.7 million decrease in legal and professional fees; and

•	a $1.6 million decrease in other general corporate expenditures.

Provision for Arbitration Award

During the six months ended June 30, 2011, the Company recorded a provision of $2.1 million regarding an award issued in connection with an arbitration proceeding brought against the Company. The arbitration related to agreements entered into in 1994 and 1995 by the Company’s former Ridefilm subsidiary, whose business the Company discontinued through a sale to a third party in March 2001. See note 9(c) to the condensed consolidated financial statements for more information on this matter.

Research and Development

Research and development expenses increased to $5.1 million in the six months ended June 30, 2012 compared to $4.0 million in the six months ended June 30, 2011. This increase is primarily attributable to ongoing enhancements to the Company’s digital projection technology to ensure that the Company continues to provide the highest quality, premiere movie-going experience available to consumers. In 2011, the Company announced the completion of a deal in which it secured certain exclusive license rights to a portfolio of intellectual property in the digital cinema field owned by Kodak which will support the Company’s efforts to develop a next-generation laser digital projection system designed to deliver the highest-quality digital content available to the largest IMAX film-based screens.

Receivable Provisions, Net of Recoveries

Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.6 million in the six months ended June 30, 2012 as compared to $0.4 million in the six months ended June 30, 2011.

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

Interest Income and Expense

Interest income increased to $0.1 million in the six months ended June 30, 2012, as compared to less than $0.1 million in the six months ended June 30, 2011. The decrease was largely due to interest recorded during the first six months of 2011 related to tax refunds.

Interest expense was $1.0 million in the six months ended June 30, 2012, which was consistent with the $1.0 million experienced in the six months ended June 30, 2011. Included in interest expense is the amortization of deferred finance costs in the amount of $0.1 million in the six months ended June 30, 2012 as compared to $0.3 million in the prior year comparative period. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Income Taxes

There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings. The Company recorded an income tax provision of $4.8 million for the six months ended June 30, 2012, of which a provision of $0.1 million is related to an increase in unrecognized tax benefits. For the six months ended June 30, 2011, the Company recorded an income tax provision of $1.3 million, of which a provision of $0.1 million was related to an increase in unrecognized tax benefits.

Due to a change in enacted tax rates, the Company recorded an increase to deferred tax assets and a decrease to the deferred tax provision of $0.7 million in the six months ended June 30, 2012.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. At June 30, 2012, the equity method of accounting is being utilized for an investment with a carrying value of $3.7 million (December 31, 2011 — $4.1 million). For the six months ended June 30, 2012, gross revenues, cost of revenue and net loss for the investment were $3.8 million, $6.0 million and $6.9 million, respectively (2011 — $0.5 million, $3.8 million, and $8.6 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.7 million for the six months ended June 30, 2012 as compared to $0.9 million in the prior year comparative period.

LIQUIDITY AND CAPITAL RESOURCES

On June 2, 2011, the Company amended and restated the terms of its existing senior secured credit facility (the “Prior Credit Facility”). The Company’s amended and restated senior secured credit facility (the “Credit Facility”), with a scheduled maturity of October 31, 2015, has a maximum borrowing capacity of $110.0 million, consisting of revolving asset-based loans of up to $50.0 million, subject to a borrowing base calculation (as described below) and including a sublimit of $20.0 million for letters of credit, and a revolving term loan of up to $60.0 million. The Prior Credit Facility had a maximum borrowing capacity of $75.0 million. Certain of the Company’s subsidiaries serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility. The Credit Facility is collateralized by a first priority security interest in substantially all of the present and future assets of the Company and the Guarantors.

The Company’s indebtedness under the Credit Facility includes the following:

	June 30, 2012	December 31, 2011
Revolving Term Loan	$55,000	$55,083

As at June 30, 2012, the Company’s current borrowing capacity under the revolving asset-based portion of the Credit Facility was $50.0 million after deduction for letters of credit of $nil and the minimum Excess Availability reserve of $5.0 million (December 31, 2011 — $47.1 million) and borrowing capacity under the revolving term portion of the Credit Facility was $5.0 million.

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

The revolving asset-based portion and the revolving term loan portion of the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. Under the Prior Credit Facility, the effective interest rate for the three and six months ended June 30, 2011, for the term loan portion was 4.03% and 4.04%, respectively, and 2.97% and 2.97%, respectively, for the revolving portion. Under the Credit Facility, the effective interest rate for the three and six months ended June 30, 2012 for the revolving term loan portion was 2.32% and 2.42%, respectively. There was no amount drawn on the revolving asset-based portion of the Credit Facility.

The Credit Facility provides that the Company will be required to maintain a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1. The Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0. At all times under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. The ratio of funded debt to EBITDA was 0.63:1 as at June 30, 2012, where Funded Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $55.0 million. EBITDA is calculated as follows:

EBITDA per Credit Facility:	For the 3 months ended June 30, 2012	For the 12 months ended June 30, 2012(1)
(In thousands of U.S. Dollars)
Net income	$11,080	$28,389
Add:
Loss from equity accounted investments	245	1,622
Provision for income taxes	3,792	12,848
Interest expense, net of interest income	449	1,758
Depreciation and amortization, including film asset amortization	9,158	29,476
Write-downs net of recoveries including asset impairments and receivable provisions	438	2,502
Stock and other non-cash compensation	3,868	11,342

	$29,030	$87,937

(1)	Ratio of funded debt calculated using twelve months ended EBITDA

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

Letters of Credit and Other Commitments

As at June 30, 2012, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2011 — $3.0 million), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at June 30, 2012, the Company had letters of credit and advance payment guarantees outstanding of $0.9 million under the Bank of Montreal Facility as compared to $0.8 million as at December 31, 2011.

Cash and Cash Equivalents

As at June 30, 2012, the Company’s principal sources of liquidity included cash and cash equivalents of $23.6 million, the Credit Facility, anticipated collection from trade accounts receivable of $47.1 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $12.4 million and payments expected in the next 12 months on existing backlog deals. As at June 30, 2012, the Company had drawn down $55.0 million on the revolving term loan portion of the Credit Facility (remaining availability of $5.0 million) and had drawn down $nil on the revolving asset-based portion of the Credit Facility (availability of $50.0 million). There were $nil letters of credit and advance payment guarantees outstanding under the Credit Facility and $0.9 million under the Bank of Montreal Facility.

During the six months ended June 30, 2012, the Company’s operations provided cash of $19.8 million and the Company used cash of $19.4 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements, to purchase licenses and intellectual property and to purchase property, plant, and equipment. Based on management’s current operating plan for 2012, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements and to fund DMR agreements with studios. Cash flows from joint revenue sharing arrangements are derived from the theater box office and concession revenues and the Company invested directly in the roll out of 17 new theater systems under joint revenue sharing arrangements during the six months ended June 30, 2012.

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

Cash provided by operating activities amounted to $19.8 million for the six months ended June 30, 2012. Changes in other non-cash operating assets as compared to December 31, 2011 include: an increase of $1.6 million in financing receivables; an increase of $0.8 million in accounts receivable; an increase of $5.2 million in inventories; an increase of $3.3 million in prepaid expenses, which primarily relates to an increase in prepaid benefits and film distribution expenses; and an increase of $0.8 million in other assets which includes a $0.1 million increase in insurance recoveries receivable, a $0.1 million increase in commission and agency fees, and a $0.6 million increase in other assets. Changes in other operating liabilities as compared to December 31, 2011 include: an increase in deferred revenue of $5.2 million related to backlog payments received in the current period, offset by amounts relieved from deferred revenue related to theater system installations; a decrease in accounts payable of $2.3 million; and a decrease of $3.0 million in accrued liabilities including payments of $0.3 million for variable stock-based compensation expense.

Included in accrued liabilities at June 30, 2012 was $19.1 million in respect of accrued pension obligations.

Investing Activities

Net cash used in investing activities amounted to $19.4 million in the six months ended June 30, 2012, which includes an investment in joint revenue sharing equipment of $13.0 million, purchases of $1.8 million in property, plant and equipment, an additional investment in business ventures of $0.4 million and an increase in other intangible assets of $4.2 million.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2012 amounted to $5.0 million as compared to $21.9 million for the six months ended June 30, 2011.

Capital Expenditures

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, other intangible assets and investments in film assets were $30.2 million for the six months ended June 30, 2012 as compared to $23.9 million for the six months ended June 30, 2011.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligations	2012	2013	2014	2015	2016	Thereafter
Pension obligations(1)	$19,676	$—	$—	$19,676	$—	$—	$—
Credit Facility(2)	55,000	—	—	—	55,000	—	—
Operating lease obligations(3)	17,975	3,270	6,256	5,410	1,205	511	1,323
Purchase obligations(4)	10,961	10,800	161	—	—	—	—
Postretirement benefits obligations	539	15	16	35	38	42	393
Capital lease obligations(5)	31	11	20	—	—	—	—

	$104,182	$14,096	$6,453	$25,121	$56,243	$553	$1,716

(1)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2013), although Mr. Gelfond has not informed the Company that he intends to retire at that time.
(2)	Interest on the Credit Facility is payable monthly in arrears based on the applicable variable rate and is not included above.
(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s properties in New York and Santa Monica, and at the various owned and operated theaters.
(4)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
(5)	The Company’s total minimum annual payments to be made under capital leases, mostly consisting of payments for IT hardware and various other fixed assets.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan (the “SERP”) covering Messrs. Gelfond and Wechsler. As at June 30, 2012, the Company had an unfunded and accrued projected benefit obligation of approximately $19.1 million (December 31, 2011 — $19.0 million) in respect of the SERP.

On August 1, 2010, the Company made a lump sum payment to Mr. Wechsler in accordance with the terms of the plan, representing a settlement in full of Mr. Wechsler’s entitlement under the SERP. Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause, he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. The term of Mr. Gelfond’s current employment agreement has been extended through December 31, 2013. Under the terms of the extension, Mr. Gelfond also agreed that any compensation earned during 2011, 2012 and 2013 would not be included in calculating his entitlement under the SERP.

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at June 30, 2012, the Company had an unfunded benefit obligation of $0.5 million (December 31, 2011 — $0.5 million).

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

For the three and six months ended June 30, 2012, the Company recorded a foreign exchange loss of $0.5 million and a gain of $0.9 million, respectively, as compared to a foreign exchange gain of $0.1 million and $0.7 million for the three and six months ended June 30, 2011, respectively, associated with the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies with settlement dates throughout 2013. In addition, at June 30, 2012, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered foreign currency hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statement of operations. The notional value of foreign currency hedging instruments was $18.2 million as at June 30, 2012 (December 31, 2011 — $20.6 million). A loss of $0.2 million and gain of $0.2 million was recorded to Other Comprehensive Income with respect to the depreciation/appreciation in the value of these contracts in the three and six months ended June 30, 2012, respectively (2011 — gain of less than $0.1 million and gain of $0.4 million, respectively). A loss of $0.1 million and loss of $0.1 million for the three and six months ended June 30, 2012, respectively (2011 — gain of $0.5 million and gain of $0.7 million, respectively) was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses. The notional value of forward contracts that do not qualify for hedge accounting at June 30, 2012 was $12.1 million (December 31, 2011 — $67.3 million).

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At June 30, 2012, the Company’s net investment in leases and working capital items denominated in Canadian dollar and Euros was to $3.8 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2012, the potential change in the fair value of foreign currency-denominated net investment in leases and working capital items would have been $0.4 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at June 30, 2012, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at June 30, 2012, the Company borrowings under the Credit Facility were $55.0 million (December 31, 2011 — $55.1 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in LIBOR. The Company had variable rate debt instruments representing approximately 26.7% and 25.8% of its total liabilities as at June 30, 2012 and December 31, 2011, respectively. If interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately less than $0.1 million for the quarter ended June 30, 2012. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate debt and cash balances at June 30, 2012.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at June 30, 2012 and has concluded that, as at the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See note 9 to the accompanying condensed consolidated financial statements for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

This Form 10-Q should be read together with the Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which describes various risks and uncertainties to which the Company is or may become subject, and is supplemented by the discussion below. The risks described below and in the Company’s 2011 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

With the acquisition of AMC by Wanda, the Company’s largest customer will account for a greater percentage of the Company’s revenue and backlog.

On	May 20, 2012, Dalian Wanda Group Co., Ltd. (“Wanda”) and AMC Entertainment Holdings, Inc. (“AMC”) announced that they had entered into an agreement pursuant to which Wanda will acquire AMC. The transaction is expected to close in September 2012. Currently, AMC and Wanda are the Company’s first and third largest customers, respectively, together accounting for 14.1% of the Company’s revenues in 2011 and 16.7% of the theater systems in backlog as of June 30, 2012. When the acquisition of AMC is completed, Wanda/AMC will be the Company’s largest customer. The share of the Company’s revenue and backlog that is generated by Wanda/AMC may grow as and if the Company and Wanda and/or AMC enter into additional arrangements for IMAX theater systems. Under common ownership, Wanda/AMC may be able to command increased leverage, and no assurance can be given that Wanda/AMC will continue to purchase theater systems and/or enter into joint revenue sharing arrangements with the Company and if so, whether contractual terms will be affected. If the Company does business with Wanda/AMC less frequently or on less favorable terms than currently, the Company’s operating results may be adversely affected.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s 2012 Annual General Meeting of Shareholders was held on June 5, 2012.

Set forth below are the matters acted upon by the Company’s shareholders at the Annual General Meeting, and the final voting results on each such matter.

Election of Directors

By a vote by way of show of hands, each of Neil S. Braun, Garth M. Girvan and David W. Leebron were elected as Class I directors of the Company to hold office until the year 2015 or until their successors are elected or appointed. Management received proxies from the shareholders to vote for the three directors nominated for election as follows:

Director	Votes For	Votes Withheld	Broker Non-Votes

Neil S. Braun	34,753,570	11,844,315	11,223,673

Garth M. Girvan	30,864,226	15,733,659	11,223,673

David W. Leebron	32,516,917	14,080,968	11,223,673

In addition to the foregoing directors, the following directors continued in office: Eric A. Demirian, Richard L. Gelfond, Martin Pompadur, Marc A. Utay and Bradley J. Wechsler.

Appointment of Auditor

By a vote by way of show of hands, PricewaterhouseCoopers, LLP (“PwC”) were appointed auditors of the Company to hold office until the next annual meeting of shareholders and the directors were authorized to fix their remuneration. Management received proxies from the shareholders to vote for the re-appointment of PwC as follows:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
57,362,944	304,433	154,181	0

There were no other matters coming before the meeting that required a vote by the shareholders.

Item 6. Exhibits

Exhibit No.	Description

10.26	Statement of Directors’ Compensation, dated June 5, 2012.

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated July 26, 2012, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated July 26, 2012, by Joseph Sparacio.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated July 26, 2012, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated July 26, 2012, by Joseph Sparacio.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION

Date: July 26, 2012	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer (Principal Financial Officer)

Date: July 26, 2012	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller (Principal Accounting Officer)