Form 10-Q
period 2012-09-30
IMAX CORP
filed 2012-10-25
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2012
Common stock, no par value	65,977,319

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

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Cash and cash equivalents	$29,450	$18,138
Accounts receivable, net of allowance for doubtful accounts of $1,636 (December 31, 2011 — $1,840)	36,147	46,659
Financing receivables (notes 3 and 17(c))	91,533	86,714
Inventories (note 4)	20,841	19,747
Prepaid expenses	4,081	3,126
Film assets	3,488	2,388
Property, plant and equipment (note 5)	109,115	101,253
Other assets (notes 9(d), 17(d) and 17(e))	25,480	14,238
Deferred income taxes (note 13(a))	40,164	50,033
Goodwill	39,027	39,027
Other intangible assets (note 6)	27,709	24,913

Total assets	$427,035	$406,236

Liabilities
Bank indebtedness (note 7)	$30,000	$55,083
Accounts payable	15,389	28,985
Accrued and other liabilities (notes 8(a), 8(c), 9, 14(b), 16(a), 16(c) and 17(d))	63,405	54,803
Deferred revenue	79,660	74,458

Total liabilities	188,454	213,329

Commitments, contingencies and guarantees (notes 8 and 9)

Shareholders’ equity
Capital stock (note 14) common shares — no par value. Authorized — unlimited number.
Issued and outstanding — 65,977,319 (December 31, 2011 — 65,052,740)	310,105	303,395
Other equity	26,587	17,510
Deficit	(97,008)	(125,666)
Accumulated other comprehensive loss	(1,103)	(2,332)

Total shareholders’ equity	238,581	192,907

Total liabilities and shareholders’ equity	$427,035	$406,236

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Equipment and product sales	$24,327	$18,378	$55,756	$58,359
Services (note 10(c))	40,316	35,104	102,312	80,371
Rentals (note 10(c))	14,013	11,350	42,912	25,416
Finance income	2,055	1,581	5,537	4,409
Other	—	1,075	—	1,325

	80,711	67,488	206,517	169,880

Costs and expenses applicable to revenues
Equipment and product sales (note 10(a))	10,652	8,083	27,727	28,595
Services (notes 10(a) and 10(c))	21,107	19,113	55,378	48,015
Rentals (note 10(a))	4,202	3,468	12,968	9,478
Other	—	386	—	406

	35,961	31,050	96,073	86,494

Gross margin	44,750	36,438	110,444	83,386
Selling, general and administrative expenses (note 10(b)) (including share-based compensation expense of $2.8 million and $10.3 million for the three and nine months ended September 30, 2012, respectively (2011 — expense of $0.5 million and $9.0 million, respectively))	19,326	19,440	58,713	55,778
Provision for arbitration award (note 9(c))	—	—	—	2,055
Research and development	2,528	2,041	7,623	6,026
Amortization of intangibles	166	113	532	341
Receivable provisions, net of recoveries (note 12)	241	408	829	767
Asset impairments	—	8	—	8
Impairment of available-for-sale investment (note 17(b))	—	—	150	—

Income from operations	22,489	14,428	42,597	18,411
Interest income	22	13	73	44
Interest expense	(373)	(431)	(1,375)	(1,425)

Income from operations before income taxes	22,138	14,010	41,295	17,030
Provision for income taxes	(6,814)	(5,179)	(11,599)	(6,504)
Loss from equity-accounted investments	(334)	(439)	(1,038)	(1,312)

Net income	$14,990	$8,392	$28,658	$9,214

Net income per share — basic and diluted: (note 14(c))
Net income per share — basic	$0.23	$0.13	$0.44	$0.14

Net income per share — diluted	$0.22	$0.12	$0.42	$0.14

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$14,990	$8,392	$28,658	$9,214
Amortization of defined benefit plan actuarial loss (note 16(a))	91	53	273	161
Unrealized net (loss) gain from cash flow hedging instruments (note 17(d))	589	(1,151)	826	(800)
Realization of cash flow hedging net loss (gain) upon settlement (note 17(d))	(158)	(229)	(22)	(953)
Change in market value of available-for-sale investment (note 17(b))	—	—	338	(488)
Other-than-temporary impairment of available-for-sale investment (note 17(b))	—	—	150	—

Other comprehensive income (loss), before tax	522	(1,327)	1,565	(2,080)
Income tax (expense) recovery allocated to other comprehensive income (loss) (note 13(b))	(134)	352	(336)	488

Comprehensive income	$15,378	$7,417	$29,887	$7,622

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash provided by (used in):
Operating Activities
Net income	$28,658	$9,214
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization (note 11(c))	24,704	18,020
Write-downs, net of recoveries (note 11(d))	1,516	841
Change in deferred income taxes	9,545	5,694
Stock and other non-cash compensation	10,781	9,595
Provision for arbitration award (note 9(c))	—	2,055
Unrealized foreign currency exchange (gain) loss	(152)	4,270
Loss from equity-accounted investments	1,038	1,312
Gain on non-cash contribution to equity-accounted investees	—	(404)
Investment in film assets	(13,508)	(8,814)
Changes in other non-cash operating assets and liabilities (note 11(a))	(8,672)	(48,192)

Net cash provided by (used in) operating activities	53,910	(6,409)

Investing Activities
Purchase of property, plant and equipment	(2,599)	(4,409)
Investment in joint revenue sharing equipment	(15,174)	(22,432)
Investment in new business ventures	(381)	(1,571)
Acquisition of other intangible assets	(5,046)	(4,008)

Net cash used in investing activities	(23,200)	(32,420)

Financing Activities
Increase in bank indebtedness	9,917	59,583
Repayment of bank indebtedness	(35,000)	(37,500)
Credit facility amendment fees paid	—	(297)
Common shares issued — stock options exercised (note 14(d))	5,831	5,635

Net cash (used in) provided by financing activities	(19,252)	27,421

Effects of exchange rate changes on cash	(146)	(139)

Increase (decrease) in cash and cash equivalents during the period	11,312	(11,547)

Cash and cash equivalents, beginning of period	18,138	30,390

Cash and cash equivalents, end of period	$29,450	$18,843

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

The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). The Company has 9 film production companies that are VIEs. For two of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets and total liabilities of $nil as at September 30, 2012 (December 31, 2011 — $nil). For the other 7 film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at September 30, 2012, these 7 VIEs have total assets and total liabilities of $14.8 million (December 31, 2011 — $12.7 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil and $nil for the three and nine months ended September 30, 2012, respectively (2011 — $nil and $nil, respectively). The carrying value of these investments in VIEs that are not consolidated is $nil at September 30, 2012 (December 31, 2011 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statement of operations. The Company’s exposure, which is determined based on the level of funding contributed by the Company and the development stage of the respective film, is $0.3 million at September 30, 2012.

The Company accounts for investments in new business ventures using the guidance of ASC 323 “Investments — Equity Method and Joint Ventures” (“ASC 323”) and ASC 320 — “Investments in Debt and Equity Securities” (“ASC 320”), as appropriate. At September 30, 2012, the equity method of accounting is being utilized for an investment with a carrying value of $3.4 million (December 31, 2011 — $4.1 million). The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under ASC 320 and is recorded at its fair value of $1.3 million at September 30, 2012 (December 31, 2011 — $1.0 million). This investment is classified as an available-for-sale investment. The total carrying value of investments in new business ventures at September 30, 2012 and December 31, 2011, is $4.7 million and $5.1 million, respectively, and is recorded in Other Assets.

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

3. Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	September 30,	December 31,
	2012	2011
Gross minimum lease payments receivable	$19,340	$29,603
Unearned finance income	(4,888)	(8,356)

Minimum lease payments receivable	14,452	21,247
Accumulated allowance for uncollectible amounts	(1,130)	(1,833)

Net investment in leases	13,322	19,414

Gross financed sales receivables	110,508	95,686
Unearned finance income	(32,231)	(28,070)

Financed sales receivables	78,277	67,616
Accumulated allowance for uncollectible amounts	(66)	(316)

Net financed sales receivables	78,211	67,300

Total financing receivables	$91,533	$86,714

Net financed sales receivables due within one year	$9,851	$8,694
Net financed sales receivables due after one year	$68,360	$58,606

As at September 30, 2012, the financed sale receivables had a weighted average effective interest rate of 9.1% (December 31, 2011 — 8.9%).

4. Inventories

	September 30,	December 31,
	2012	2011
Raw materials	$7,409	$5,803
Work-in-process	1,226	1,515
Finished goods	12,206	12,429

	$20,841	$19,747

At September 30, 2012, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $5.0 million (December 31, 2011 — $5.7 million).

Inventories at September 30, 2012 include provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $4.5 million (December 31, 2011 — $4.0 million).

5. Property, Plant and Equipment

	As at September 30, 2012
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$126,549	$39,142	$87,407
Camera equipment(5)	4,493	4,286	207

	131,042	43,428	87,614

Assets under construction(3)	9,005	—	9,005

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,633	9,724	4,909
Office and production equipment(4)	23,550	18,955	4,595
Leasehold improvements	9,715	8,316	1,399

	49,491	36,995	12,496

	$189,538	$80,423	$109,115

	As at December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components(1)(2)	$122,691	$39,773	$82,918
Camera equipment(5)	6,355	6,088	267

	129,046	45,861	83,185

Assets under construction(3)	4,972	—	4,972

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,633	9,352	5,281
Office and production equipment(4)	29,220	24,772	4,448
Leasehold improvements	9,396	7,622	1,774

	54,842	41,746	13,096

	$188,860	$87,607	$101,253

(1)	Included in theater system components are assets with costs of $11.2 million (December 31, 2011 — $18.4 million) and accumulated depreciation of $10.1 million (December 31, 2011 — $17.8 million) that are leased to customers under operating leases.

(2)	Included in theater system components are assets with costs of $111.1 million (December 31, 2011 — $100.2 million) and accumulated depreciation of $26.5 million (December 31, 2011 — $19.1 million) that are used in joint revenue sharing arrangements.
(3)	Included in assets under construction are components with costs of $6.8 million (December 31, 2011 — $3.7 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.
(4)	Fully amortized office and production equipment is still in use by the Company.
(5)	Fully amortized camera equipment is still in use by the Company.

6. Other Intangible Assets

	As at September 30, 2012
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$8,293	$5,556	$2,737
Licenses and intellectual property	19,750	1,358	18,392
Other	6,580	—	6,580

	$34,623	$6,914	$27,709

	As at December 31, 2011
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$8,014	$5,304	$2,710
Licenses and intellectual property	19,407	254	19,153
Other	3,050	—	3,050

	$30,471	$5,558	$24,913

The Company expects to amortize approximately $0.5 million of other intangible assets for the remainder of 2012 and an average of $2.0 million for each of the next 5 years, respectively. Fully amortized other intangible assets are still in use by the Company.

During the nine months ended September 30, 2012, the Company acquired $4.3 million in other intangible assets. The net book value of these other intangible assets was $4.2 million as at September 30, 2012. The weighted average amortization period for these additions was 10 years.

During the three and nine months ended September 30, 2012, the Company incurred costs of less than $0.1 million and $0.1 million, respectively, to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses (2011 — less than $0.1 million and $0.1 million, respectively).

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

The revolving asset-based portion and the revolving term portion of the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. Under the Prior Credit Facility, the effective interest rate for the nine months ended September 30, 2011, for the term loan portion was 4.04% and 2.97% for the revolving portion. Under the Credit Facility, the effective interest rate for the revolving term loan portion was 2.39% and 2.41% for the three and nine months ended September 30, 2012, respectively (2011 — 2.69% and 2.59%, respectively). There was no amount drawn on the revolving asset-based portion of the Credit Facility.

The Credit Facility provides that the Company will be required to maintain a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1. The Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0. At all times under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. These amounts were $55.0 million and $84.4 million at September 30, 2012 respectively. The Company was in compliance with all of these requirements at September 30, 2012.

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

Bank indebtedness includes the following:

	September 30,	December 31,
	2012	2011

Revolving Term Loan	$30,000	$55,083

Total amounts drawn and available under the Credit Facility at September 30, 2012 were $30.0 million and $80.0 million, respectively (December 31, 2011 — $55.1 million and $52.0 million, respectively).

As at September 30, 2012, the Company’s current borrowing capacity under the revolving asset-based portion of the Credit Facility was $50.0 million after deduction for letters of credit of $nil and the minimum Excess Availability reserve of $5.0 million (December 31, 2011 — $47.1 million) and borrowing capacity under the revolving term portion of the Credit Facility was $30.0 million.

As at September 30, 2012, the Company does not have any letters of credit and advance payment guarantees outstanding (December 31, 2011 — $3.0 million), under the Credit Facility.

In accordance with the loan agreement, the Company is obligated to make payments on the principal of the revolving term loan as follows:

2012 (three months remaining)	$—
2013	—
2014	—
2015	30,000
2016	—
Thereafter	—

$30,000

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. There is no settlement risk on its foreign currency forward contracts at September 30, 2012 as the fair value exceeded the notional value of the forward contracts. As at September 30, 2012, the Company has $20.8 million of such arrangements outstanding.

Bank of Montreal Facility

As at September 30, 2012, the Company has available a $10.0 million facility (December 31, 2011 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at September 30, 2012, the Company has letters of credit and advance payment guarantees outstanding of $0.9 million (December 31, 2011 — $0.8 million) under the Bank of Montreal Facility.

8. Commitments

(a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company as at September 30, 2012 for each of the years ended December 31, are as follows:

	Operating Leases	Capital Leases
2012 (three months remaining)	$1,750	$6
2013	6,584	20
2014	5,578	—
2015	1,286	—
2016	511	—
Thereafter	1,323	—

	$17,032	$26

Rent expense was $1.5 million and $4.6 million for three and nine months ended September 30, 2012, respectively (2011 — $1.3 million and $3.5 million, respectively) net of sublease rental of $nil and $nil, respectively (2011 — $nil and less than $0.1 million, respectively).

Recorded in the accrued liabilities balance as at September 30, 2012 is $2.6 million (December 31, 2011 — $3.5 million) related to accrued rent and lease inducements being recognized as an offset to rent expense over the term of the respective leases.

Purchase obligations under long-term supplier contracts as at September 30, 2012 were $8.3 million (December 31, 2011 — $12.9 million).

(b) As at September 30, 2012, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2011 — $3.0 million), under the Credit Facility. As at September 30, 2012, the Company had letters of credit and advance payment guarantees outstanding of $0.9 million as compared to $0.8 million as at December 31, 2011, under the Bank of Montreal Facility.

(c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At September 30, 2012, $1.9 million (December 31, 2011 — $1.3 million) of commissions have been accrued and will be payable in future periods.

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

(d) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York. On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock on the NASDAQ between February 27, 2003 and July 20, 2007 (the “U.S. Class”), alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. On April 14, 2011, the Court issued an order appointing The Merger Fund as the lead plantiff and Abbey Spanier Rodd & Abrams, LLP as lead plantiff’s counsel. On November 2, 2011, the parties entered into a memorandum of understanding containing the terms and conditions of a settlement of this action. On January 26, 2012, the parties executed and filed with the Court a formal stipulation of settlement and proposed form of notice to the class, which the Court preliminarily approved on February 1, 2012. Under the terms of the settlement, members of the U.S. Class who did not opt out of the settlement will release defendants from liability for all claims that were alleged in this action or could have been alleged in this action or any other proceeding (including the action in Canada as described in (e) of this note (the “Canadian Action”)) relating to the purchase of IMAX securities on the NASDAQ from February 27, 2003 and July 20, 2007 or the subject matter and facts relating to this action. As part of the settlement and in exchange for the release, defendants will pay $12.0 million to a settlement fund which amount will be funded by the carriers of the Company’s directors and officers insurance policy and by PricewaterhouseCoopers LLP. On March 26, 2012, the parties executed and filed with the Court an amended formal stipulation of settlement and proposed form of notice to the class, which the court preliminarily approved on March 28, 2012. On June 20, 2012, the court issued an order granting final approval of the settlement. The settlement is conditioned on the Company’s receipt of an order from the court in the Canadian Action excluding from the class in the Canadian Action every member of the class in both actions who has not opted out of the U.S. settlement. The hearing on the motion for the order from the court in the Canadian Action occurred on July 30, 2012 and a decision from the court is pending.

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

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the condensed consolidated balance sheets:

	September 30,	December 31,
	2012	2011
Balance at the beginning of period	$94	$160
Warranty redemptions	(66)	(152)
Warranties issued	28	146
Revisions	(48)	(60)

Balance at the end of period	$8	$94

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheets as at September 30, 2012 and December 31, 2011 with respect to this indemnity.

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

The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs, included in costs and expenses applicable to revenues-equipment and product sales, totaled $0.9 million and $2.1 million for the three and nine months ended September 30, 2012, respectively (2011 — $0.6 million and $1.4 million, respectively).

Film exploitation costs, including advertising and marketing, totaled $0.5 million and $3.4 million for the three and nine months ended September 30, 2012, respectively (2011 — $0.8 million and $3.6 million, respectively) and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $0.5 million and $1.0 million for the three and nine months ended September 30, 2012, respectively (2011 — $0.5 million and $1.4 million, respectively). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $0.6 million and $1.1 million for the three and nine months ended September 30, 2012, respectively (2011 — $0.8 million and $2.1 million, respectively).

(b)	Foreign Exchange

Included in selling, general and administrative expenses for the three and nine months ended September 30, 2012 is a gain of $0.3 million and a gain of $1.2 million, respectively, for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts compared with a loss of $4.1 million and loss of $3.5 million for the three and nine months ended September 30, 2011, respectively. See note 17(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 28 exhibitors for a total of 436 theater systems, of which 287 theaters were operating as of September 30, 2012, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(n) of the Company’s 2011 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Rentals revenue and for the three and nine months ended September 30, 2012 amounted to $13.2 million and $40.5 million, respectively (2011 — $10.0 million and $22.4 million, respectively).

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

For the nine months ended September 30, 2012, the majority of IMAX DMR revenue was earned from the exhibition of 26 IMAX DMR films through the IMAX theater network. The Company has entered into arrangements with film producers to convert 9 additional films which are expected to be released during the remainder of 2012, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(n) of the Company’s 2011 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three and nine months ended September 30, 2012 amounted to $25.3 million and $58.8 million, respectively (2011 — $18.6 million and $38.3 million, respectively).

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

At September 30, 2012, the Company has 4 significant co-produced film arrangements which makes up greater than 50% of the VIE total assets and liabilities balance of $14.8 million and 2 other co-produced film arrangements, the terms of which are similar.

For the three and nine months ended September 30, 2012, amounts totaling $1.5 million and $4.7 million, respectively (2011 — $2.5 million and $6.1 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

11. Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Nine Months
	Ended September 30,
	2012	2011
Decrease (increase) in:
Accounts receivable	$9,915	$(1,224)
Financing receivables	(4,900)	(8,471)
Inventories	(4,169)	(5,274)
Prepaid expenses	(955)	(1,548)
Commissions and other deferred selling expenses	113	(44)
Insurance recoveries	138	1,202
Other assets	(1,313)	(1,659)
Increase (decrease) in:
Accounts payable	(11,174)	(6,376)
Accrued and other liabilities(1)	(1,528)	(31,027)
Deferred revenue	5,201	6,229

	$(8,672)	$(48,192)

(1)	Decrease in accrued and other liabilities for the nine months ended September 30, 2012 includes payments of $0.3 million for variable stock-based compensation (2011 — $23.7 million).

(b) Cash payments made on account of:

	Nine Months
	Ended September 30,
	2012	2011
Income taxes	$977	$2,201

Interest	$1,181	$878

(c) Depreciation and amortization are comprised of the following:

	Nine Months
	Ended September 30,
	2012	2011
Film assets	$12,131	$9,373
Property, plant and equipment
Joint revenue sharing arrangements	7,384	4,914
Other property, plant and equipment	3,186	2,866
Other intangible assets	1,507	341
Other assets	368	181
Deferred financing costs	128	345

	$24,704	$18,020

(d) Write-downs, net of recoveries, are comprised of the following:

	Nine Months
	Ended September 30,
	2012	2011

Accounts receivables	$674	$433
Financing receivables	155	334
Inventories(1)	503	—
Impairment of available-for-sale investment	150	—
Property, plant and equipment	18	74
Other intangible assets	11	—
Other assets	5	—

	$1,516	$841

(1)	In the nine months ended September 30, 2012, the Company recorded a charge of $0.2 million (2011 — $nil) in costs and expenses applicable to revenues — services for certain service parts inventories and a charge of $0.3 million (2011 — $nil) in costs and expenses applicable to revenues — equipment and product sales for the write-down of certain film-based inventories.

12. Receivable Provisions, Net of Recoveries

The following table reflects the Company’s receivable provisions net of recoveries recorded in the condensed consolidated statements of operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Accounts receivable provisions, net of recoveries	$241	$163	$674	$433
Financing receivables, net of recoveries	—	245	155	334

Receivable provisions, net of recoveries	$241	$408	$829	$767

13. Income Taxes

(a)	Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. During the nine months ended September 30, 2012, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings.

As at September 30, 2012, the Company had net deferred income tax assets after valuation allowance of $40.2 million (December 31, 2011 — $50.0 million). As at September 30, 2012, the Company had a gross deferred income tax asset before valuation allowance of $46.3 million (December 31, 2011 — $56.1 million), against which the Company is carrying a $6.1 million valuation allowance (December 31, 2011 — $6.1 million).

Due to a change in enacted tax rates, the Company recorded an increase to deferred tax assets and a decrease to the deferred tax provision of $0.7 million in 2012.

As at September 30, 2012 and December 31, 2011, the Company had total unrecognized tax benefits (including interest and penalties) of $4.8 million and $4.4 million, respectively, for international withholding taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, state, provincial and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of operations rather than income tax expense. The Company recognized approximately $0.1 million and $0.2 million in potential interest and penalties associated with unrecognized tax benefits for the three and nine months ended September 30, 2012, respectively (2011 — less than $0.1 million and $0.2 million, respectively).

(b)	Income Tax Effect on Comprehensive Income

The income tax (expense) benefit related to the following items included in other comprehensive income are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Amortization of actuarial loss on defined benefit plan	$(23)	$(13)	$(69)	$(40)
Change in market value of available-for-sale investment	—	—	(42)	61
Other-than-temporary impairment of available-for-sale investment	—	—	(19)	—
Unrealized change in cash flow hedging instruments	(153)	344	(213)	248
Realization of cash flow hedging gains upon settlement	42	21	7	219

	$(134)	$352	$(336)	$488

14. Capital Stock

(a)	Authorized

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

The Company has five stock-based compensation plans that are described below. The compensation costs recorded in the condensed consolidated statement of operations for these plans were $2.8 million and $10.3 million for the three and nine months ended September 30, 2012, respectively (2011 — expense of $0.5 million and $9.2 million, respectively).

Stock Option Plan

The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants. The Company recorded an expense of $3.2 million and $9.8 million for the three and nine months ended September 30, 2012, respectively (2011 — $2.4 million and $7.2 million, respectively), related to grants issued to employees and directors in the plan. No income tax benefit is recorded in the condensed consolidated statements of operations for these costs.

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

The weighted average fair value of all common share options, granted to employees for the three and nine months ended September 30, 2012 at the measurement date was $6.93 per share and $7.49 per share, respectively (2011 — $9.04 per share and $9.59 per share, respectively). The following assumptions were used:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Average risk-free interest rate	1.07%	2.35%	1.38%	2.79%
Expected option life (in years)	5.29 - 5.30	5.12 - 5.15	2.89 - 5.36	1.78 - 5.15
Expected volatility	50%	50%	50%	50%
Annual termination probability	8.52% - 8.76%	8.31%	0% - 8.76%	0% - 8.49%
Dividend yield	0%	0%	0%	0%

As at September 30, 2012, the Company has reserved a total of 13,195,464 (December 31, 2011 — 13,010,548) common shares for future issuance under the Stock Option Plan, of which options in respect of 7,803,926 common shares are outstanding at September 30, 2012. All awards of stock options are made at fair market value of the Company’s common shares on the date of grant. The fair market value of a common share on a given date means the higher of the closing price of a common share on the grant date (or the most recent trading date if the grant date is not a trading date) on the New York Stock Exchange (“NYSE”), the Toronto Stock Exchange (the “TSX”) and such national exchange, as may be designated by the Company’s Board of Directors (the “Fair Market Value”). The options generally vest between one and 5 years and expire 10 years or less from the date granted. The Stock Option Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan and upon certain conditions. At September 30, 2012, options in respect of 3,706,631 common shares were vested and exercisable.

The following table summarizes certain information in respect of option activity under the Stock Option Plan for the nine month periods ended September 30:

			Weighted Average Exercise
	Number of Shares		Price Per Share
	2012	2011	2012	2011

Options outstanding, beginning of year	7,200,721	6,743,272	$14.60	$10.79
Granted	1,686,862	1,122,342	24.78	31.79
Exercised	(924,579)	(528,485)	6.31	10.66
Forfeited	(154,958)	(141,600)	23.03	19.68
Expired	—	—	—	—
Cancelled	(4,120)	—	33.73	—

Options outstanding, end of period	7,803,926	7,195,529	17.61	13.90

Options exercisable, end of period	3,706,631	3,607,049	13.80	9.19

The Company cancelled 3,820 and 4,120 stock options from its Stock Option Plan (2011 — nil and nil, respectively) surrendered by Company employees during the three and nine months ended September 30, 2012, respectively.

As at September 30, 2012, 7,000,018 options were fully vested or are expected to vest with a weighted average exercise price of $16.98, aggregate intrinsic value of $41.8 million and weighted average remaining contractual life of 5.0 years. As at September 30, 2012, options that are exercisable have an intrinsic value of $31.7 million and a weighted average remaining contractual life of 4.5 years. The intrinsic value of options exercised in the three and nine months ended September 30, 2012 was $1.0 million and $15.3 million, respectively (2011 — $2.4 million and $11.2 million, respectively).

Options to Non-Employees

During the three and nine months ended September 30, 2012, an aggregate of nil and 12,500, respectively (2011 — nil and 103,944, respectively), common share options to purchase the Company’s common stock with an average exercise price of n/a and $22.82, respectively (2011 — n/a and $27.64, respectively) were granted to certain advisors and strategic partners of the Company. These options granted have a maximum contractual life of 7 years and vest between one and 5 years. These options were granted under the Stock Option Plan.

As at September 30, 2012, non-employee options outstanding amounted to 120,001 options (2011 — 142,251) with a weighted average exercise price of $14.14 (2011 — $12.93). Included within the non-employee outstanding options are 15,000 options which were modified in 2011 from service based employee awards to performance based non-employee awards. 34,717 options (2011 — 49,750) were exercisable with an average weighted exercise price of $11.59 (2011 — $11.51) and the vested options have an aggregate intrinsic value of $0.3 million (2011 — $0.2 million). The weighted average fair value of options granted to non-employees during the three and nine months ended September 30, 2012 at the measurement date was n/a and $11.73 per share, respectively (2011 — n/a and $13.75 per share, respectively), utilizing a Binomial Model with the following underlying assumptions for periods ended September 30:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Average risk-free interest rate	n/a	n/a	1.28%	2.38%
Contractual option life	n/a	n/a	7 Years	6 years
Average expected volatility	n/a	n/a	50%	50%
Dividend yield	n/a	n/a	0%	0%

For the three and nine months ended September 30, 2012, the Company recorded a charge of less than $0.1 million and $0.1 million, respectively (2011 — $0.1 million and $0.8 million, respectively) to cost and expenses related to revenues — services and selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is an accrual of less than $0.1 million for non-employee stock options recorded (December 31, 2011 — $0.1 million).

Restricted Common Shares

There were no restricted common shares issued during the three and nine months ended or outstanding as at September 30, 2012 and 2011.

Stock Appreciation Rights

There has been no stock appreciation rights (“SARs”) granted since 2007. During 2007, 2,280,000 SARs with a weighted average exercise price of $6.20 per right were granted in-lieu of stock options to certain Company executives. For the three and nine months ended September 30, 2012, nil and 15,000 SARs were cash settled for $nil and $0.3 million, respectively (2011 — nil and 999,500 SARs were cash settled for $nil and $23.7 million, respectively). The average exercise price for the settled SARs for the three and nine months ended September 30, 2012 was $nil and $ 6.86, respectively (2011 — $nil and $ 6.86, respectively) per SAR. As at September 30, 2012, 118,000 SARs were outstanding, of which 100,000 SARs were exercisable. None of the SARs were forfeited, cancelled, or expired for the three and nine months ended September 30, 2012 and 2011. The SARs vesting period ranges from immediately upon granting to 5 years, with a remaining contractual life of 5.25 years as at September 30, 2012. The outstanding SARs had a weighted average fair value of $13.82 per right as at September 30, 2012 (December 31, 2011 — $12.43). The Company accounts for the obligation of these SARs as a liability (September 30, 2012 — $1.6 million; December 31, 2011 — $1.6 million), which is classified within accrued liabilities. The Company has recorded a recovery of $0.4 million and an expense of $0.3 million for the three and nine months ended September 30, 2012, respectively (2011 — recovery of $2.0 million and an expense of $1.2 million, respectively) to selling, general and administrative expenses related to these SARs. The following assumptions were used for measuring the fair value of the SARs:

	As at September 30, 2012	As at December 31, 2011

Average risk-free interest rate	0.62%	1.09%
Expected option life (in years)	2.69 - 2.77	3.18 - 3.46
Expected volatility	50%	50%
Annual termination probability	8.76%	8.76%
Dividend yield	0%	0%

Warrants

There were no warrants issued during the three and nine months ended or outstanding as at September 30, 2012 and 2011.

(c)	Income Per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Net income from operations applicable to common shareholders	$14,990	$8,392	$28,658	$9,214

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	65,893	64,568	65,053	64,146
Weighted average number of shares issued during the period	37	86	665	260

Weighted average number of shares used in computing basic income per share	65,930	64,654	65,718	64,406
Assumed exercise of stock options, net of shares assumed	2,371	3,102	2,469	3,704

Weighted average number of shares used in computing diluted income per share	68,301	67,756	68,187	68,110

(d)	Shareholders’ Equity

The following summarizes the movement of Shareholders’ Equity for the nine months ended September 30, 2012:

Balance as at December 31, 2011	$192,907
Issuance of common shares for stock options exercised	5,831
Net income	28,658
Adjustments to other equity:
Employee stock options granted	9,841
Non-employee stock options granted	115
Stock options exercised	(879)
Adjustment to capital stock for stock options exercised	879
Adjustments to accumulated other comprehensive loss:
Unrealized net gain from cash flow hedging instruments	826
Realization of cash flow hedging net gain upon settlement	(22)
Amortization of actuarial loss on defined benefit plan	273
Change in market value of available-for-sale investment	338
Other-than-temporary impairment of available-for-sale investment	150
Tax effect of movement in accumulated other comprehensive income	(336)

Balance as at September 30, 2012	$238,581

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

The Company’s Chief Operating Decision Maker (“CODM”), as defined in the Segment Reporting Topic of the FASB ASC, assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), write-downs net of recoveries, interest income, interest expense and tax (provision) recovery are not allocated to the segments.

Transactions between the film production and IMAX DMR segment and the film post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.

Transactions between the other segments are not significant.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Revenue(1)
IMAX systems	$25,358	$20,649	$59,063	$63,378
Theater system maintenance	7,042	6,348	20,878	18,270
Joint revenue sharing arrangements	13,186	9,995	40,477	22,382
Films
Production and IMAX DMR	25,223	18,600	58,805	38,280
Distribution	3,259	4,965	11,122	12,857
Post-production	1,646	3,023	5,778	5,686
Other	4,997	3,908	10,394	9,027

Total	$80,711	$67,488	$206,517	$169,880

Gross margins
IMAX systems(2)	$15,956	$13,294	$34,475	$36,469
Theater system maintenance	2,828	1,944	8,122	6,912
Joint revenue sharing arrangements(2)	9,286	6,733	28,340	13,792
Films
Production and IMAX DMR(2)	15,426	12,015	35,714	21,235
Distribution(2)	587	1,418	2,133	2,531
Post-production	103	808	1,373	2,804
Other	564	226	287	(357)

Total	$44,750	$36,438	$110,444	$83,386

(1)	For the three and nine months ended September 30, 2012, the Company’s two largest customers collectively represent 15.0% and 16.5%, respectively, of total revenues (2011 — 17.3% and 17.8%, respectively). In the third quarter of 2012, Dalian Wanda Group Co., Ltd., the parent company of Wanda Cinema Line Corporation (“Wanda”), acquired AMC Entertainment Holdings, Inc. (“AMC”). Prior to this transaction, AMC and Wanda were the Company’s first and third largest customers. Under common ownership the Wanda/AMC entity is the Company’s largest customer. Revenues from this customer are included across all of the Company’s segments. Prior year figures have been restated to reflect the change in the Company’s largest customers.
(2)	IMAX systems include commission costs of $0.9 million and $2.1 million for the three and nine months ended September 30, 2012, respectively (2011 — $0.6 million and $1.4 million, respectively). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $1.1 million and $2.1 million for the three and nine months ended September 30, 2012, respectively (2011 — $1.3 million and $3.6 million, respectively). Production and DMR segment margins include marketing costs of $0.5 million and $2.2 million for the three and nine months ended September 30, 2012, respectively (2011 — $0.7 million and $1.9 million, respectively). Distribution segment margins include a marketing cost recovery of less than $0.1 million and an expense of $1.2 million for the three and nine months ended September 30, 2012, respectively (2011 — expense of $0.1 million and $1.7 million, respectively).

	September 30,	December 31,
	2012	2011
Assets
IMAX systems	$155,107	$154,312
Theater system maintenance	13,376	13,008
Joint revenue sharing arrangements	123,404	120,483
Films
Production and IMAX DMR	10,628	16,577
Distribution	6,737	4,504
Post-production	4,064	4,185
Other	3,095	2,718
Corporate and other non-segment specific assets	110,624	90,449

Total	$427,035	$406,236

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Revenue
United States	$38,897	$30,030	$98,007	$82,713
Asia (excluding Greater China)	8,822	6,252	18,687	13,735
Russia and the CIS	7,994	2,804	14,615	13,620
Greater China	7,567	7,949	29,002	17,893
Canada	6,357	6,846	14,289	13,314
Rest of the World	5,212	6,281	13,778	9,074
Western Europe	4,426	6,078	15,201	14,758
Rest of Europe	775	626	1,396	3,334
Mexico	661	622	1,542	1,439

Total	$80,711	$67,488	$206,517	$169,880

No single country in the Rest of the World, Western Europe, Rest of Europe or Asia (excluding Greater China) classifications comprise more than 5% of the total revenue.

16. Employee’s Pension and Postretirement Benefits

(a)	Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan (the “SERP”) covering Richard L. Gelfond, Chief Executive Officer (“CEO”) of the Company and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at September 30, 2012, the benefits of Mr. Gelfond were 100% vested. Upon a termination for cause, prior to a change of control, the executive shall forfeit any and all benefits to which such executive may have been entitled, whether or not vested.

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

The amounts accrued for the SERP are determined as follows:

	September 30,	December 31,
	2012	2011

Obligation, beginning of period	$18,990	$18,108
Interest cost	204	279
Actuarial loss	—	603

Obligation, end of period and unfunded status	$19,194	$18,990

On August 1, 2010, the Company made a lump sum payment to Mr. Wechsler in accordance with the terms of the plan, representing a settlement in full of Mr. Wechsler’s entitlement under the SERP.

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest cost	$68	$69	$204	$209
Amortization of actuarial loss	91	53	273	161

Pension expense	$159	$122	$477	$370

The accumulated benefit obligation for the SERP was $19.2 million at September 30, 2012 (December 31, 2011 — $19.0 million).

The following amounts were included in accumulated other comprehensive income (“AOCI”) and will be recognized as components of net periodic benefit cost in future periods:

	As at	As at
	September 30,	December 31,
	2012	2011

Unrecognized actuarial loss	$2,355	$2,628

No contributions are expected to be made for the SERP during 2012. The Company expects interest costs of $0.1 million and amortization of actuarial losses of $0.1 million to be recognized as a component of net periodic benefit cost during the remainder of 2012.

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2012 (three months remaining)	$—
2013	—
2014	19,676
2015	—
2016	—
Thereafter	—

$19,676

(b)	Defined Contribution Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and nine months ended September 30, 2012, the Company contributed and expensed an aggregate of $0.3 million and $0.8 million, respectively (2011 — $0.2 million and $0.7 million, respectively), to its Canadian plan and an aggregate of less than $0.1 million and $0.2 million, respectively (2011 — less than $0.1 million and $0.1 million, respectively), to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits

The Company has an unfunded postretirement plan for Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at September 30, 2012 is $0.6 million (December 31, 2011 — $0.5 million). The Company has expensed less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2012, respectively (2011 — less than $0.1 million and less than $0.1 million, respectively).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2012 (three months remaining)	$15
2013	16
2014	35
2015	38
2016	42
Thereafter	407

$553

17. Financial Instruments

(a)	Financial Instruments

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

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at September 30, 2012		As at December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Borrowings under Credit Facility	$(30,000)	$(30,000)	$(55,083)	$(55,083)
Net financed sales receivable	$78,211	$75,925	$67,300	$65,846
Net investment in sales-type leases	$13,322	$13,730	$19,414	$20,448
Available-for-sale investment	$1,350	$1,350	$1,012	$1,012
Foreign exchange contracts — designated forwards	$621	$621	$(182)	$(182)
Foreign exchange contracts — non-designated forwards	$345	$345	$(645)	$(645)

The carrying value of borrowings under the Credit Facility approximates fair value as the interest rates offered under the Credit Facility are close to September 30, 2012 and December 31, 2011 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2012 and December 31, 2011, respectively.

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2012 and December 31, 2011, respectively.

The fair value of the Company’s available-for-sale investment is determined using the present value of expected cash flows based on projected earnings and other information readily available from the business venture (Level 3 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2012 and December 31, 2011, respectively. The discounted cash flow valuation technique is based on significant unobservable inputs of revenue and expense projections, appropriately risk weighted, as the investment is in a start-up entity. The significant unobservable inputs used in the fair value measurement of the Company’s available-for-sale investment are long-term revenue growth and pretax operating margin. A significant increase (decrease) in any of those inputs in isolation would result in a lower or higher fair value measurement.

The fair value of foreign currency derivatives are determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2012 and December 31, 2011, respectively. These identical instruments are traded on a closed exchange.

There were no significant transfers between Level 1 and Level 2 during the nine months ended September 30, 2012 or 2011. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The table below sets forth a summary of changes in the fair value of the Company’s available-for-sale investment measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period:

	Available For Sale Investments
	2012	2011

Beginning balance, January 1,	$1,012	$1,500
Transfers into/out of Level 3	—	—
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Change in other comprehensive income	338	(488)
Purchases, issuances, sales and settlements	—	—

Ending balance, September 30,	$1,350	$1,012

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(150)	$—

There were no transfers in or out of the Company’s level 3 assets during the nine months ended September 30, 2012.

In the nine months ended September 30, 2012, the Company recognized a $0.2 million other-than-temporary impairment of its available-for-sale investment, in “Impairment of available-for-sale investment” in the condensed consolidated statement of operations, as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost.

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

The Company classifies its customers into four categories to indicate the credit quality worthiness of its financing receivables for internal purposes only:

Good standing — Theater continues to be in good standing with the Company as the client’s payments and reporting are up-to-date.

Credit Watch — Theater operator has begun to demonstrate a delay in payments, has been placed on the Company’s credit watch list for continued monitoring, but active communication continues with the Company. Depending on the size of outstanding balance, length of time in arrears and other factors, transactions may need to be approved by management. These financing receivables are considered to be in better condition than those receivables related to theaters in the “Pre-approved transactions” category, but not in as good of condition as those receivables in “Good standing.”

Pre-approved transactions only — Theater operator is demonstrating a delay in payments with little or no communication with the Company. All service or shipments to the theater must be reviewed and approved by management. These financing receivables are considered to be in better condition than those receivables related to theaters in the “all transactions suspended” category, but not in as good of condition as those receivables in “Credit Watch.” Depending on the individual facts and circumstances of each customer, finance income recognition may be suspended if management believes the receivable to be impaired.

All transactions suspended — Theater is severely delinquent, non-responsive or not negotiating in good faith with the Company. Once a theater is classified as “All transactions suspended”, the theater is placed on nonaccrual status and all revenue recognitions related to the theater are stopped.

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at September 30, 2012			As at December 31, 2011
	Minimum	Financed		Minimum	Financed
	Lease	Sales		Lease	Sales
	Payments	Receivables	Total	Payments	Receivables	Total

In good standing	$11,318	$70,027	$81,345	$15,667	$55,907	$71,574
Credit watch	187	7,272	7,459	1,506	3,718	5,224
Pre-approved transactions	783	296	1,079	1,837	7,272	9,109
Transactions suspended	2,164	682	2,846	2,237	719	2,956

	$14,452	$78,277	$92,729	$21,247	$67,616	$88,863

While recognition of finance income is suspended, payments received by a customer are applied against the outstanding balance owed. If payments are sufficient to cover any unreserved receivables, a recovery of provision taken on the billed amount, if applicable, is recorded to the extent of the residual cash received. Once the collectibility issues are resolved and the customer has returned to being in good standing, the Company will resume recognition of finance income. During the quarter ended September 30, 2012, a financing receivable was modified as a troubled debt restructuring. The customer has paid all overdue amounts in accordance with such restructuring which has resulted in a change in the credit quality classification from ‘pre-approved transactions’ to ‘in good standing’.

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at September 30, 2012		As at December 31, 2011
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance

Net investment in leases	$2,947	$(1,130)	$4,692	$(1,833)
Net financed sales receivables	978	(66)	1,329	(316)

	$3,925	$(1,196)	$6,021	$(2,149)

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

The Company’s aged financing receivables are as follows:

	As at September 30, 2012
	Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances

Net investment in leases	$208	$95	$1,143	$1,446	$13,006	$14,452	$(1,130)	$13,322
Net financed sales receivables	1,125	549	1,037	2,711	75,566	78,277	(66)	78,211

Total	$1,333	$644	$2,180	$4,157	$88,572	$92,729	$(1,196)	$91,533

	As at December 31, 2011
	Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances

Net investment in leases	$350	$261	$1,754	$2,365	$18,882	$21,247	$(1,833)	$19,414
Net financed sales receivables	723	593	1,029	2,345	65,270	67,616	(316)	67,300

Total	$1,073	$854	$2,783	$4,710	$84,152	$88,863	$(2,149)	$86,714

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at September 30, 2012
	Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing

Net investment in leases	$7	$14	$21	$42	$145	$—	$187
Net financed sales receivables	239	314	649	1,202	15,284	—	16,486

Total	$246	$328	$670	$1,244	$15,429	$—	$16,673

	As at December 31, 2011
	Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing

Net investment in leases	$67	$118	$144	$329	$3,766	$—	$4,095
Net financed sales receivables	202	345	674	1,221	16,343	—	17,564

Total	$269	$463	$818	$1,550	$20,109	$—	$21,659

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

	For the Three Months Ended September 30, 2012
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	671	195	(66)	671	—

Recorded investment for which there is no related allowance:
Net financed sales receivables	385	19	—	474	11

Total recorded investment in impaired loans:

Net financed sales receivables	$1,056	$214	$(66)	$1,145	$11

	For the Three Months Ended September 30, 2011
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	225	208	(66)	227	—

Total recorded investment in impaired loans:

Net financed sales receivables	$225	$208	$(66)	$227	$—

	For the Nine Months Ended September 30, 2012
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	671	195	(66)	204	—

Recorded investment for which there is no related allowance:
Net financed sales receivables	385	19	—	512	11

Total recorded investment in impaired loans:

Net financed sales receivables	$1,056	$214	$(66)	$716	$11

	For the Nine Months Ended September 30, 2011
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	225	208	(66)	235	—

Total recorded investment in impaired loans:

Net financed sales receivables	$225	$208	$(66)	$235	$—

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables is as follows:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Net Investment in Leases	Net Financed Sales Receivables		Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:

Beginning balance	$1,892	$173		$1,833	$316
Charge-offs	(762)	(107	)(1)	(1,019)	(109	)(1)
Provision	—	—		316	(141)

Ending balance	$1,130	$66		$1,130	$66

Ending balance: individually evaluated for impairment	$1,130	$66		$1,130	$66

Financing receivables:

Ending balance: individually evaluated for impairment	$14,452	$78,277		$14,452	$78,277

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Net Investment in Leases	Net Financed Sales Receivables		Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:

Beginning balance	$2,592	$66		$4,838	$66
Charge-offs	(363)	—		(2,808)	—
Provision	320	—		519	—

Ending balance	$2,549	$66		$2,549	$66

Ending balance: individually evaluated for impairment	$2,549	$66		$2,549	$66

Financing receivables:

Ending balance: individually evaluated for impairment	$22,000	$61,939		$22,000	$61,939

(1)	As a result of a troubled debt restructuring in the period ended September 30, 2012, the Company recorded a $0.1 million write-down on a $0.5 million recorded investment.

(d)	Foreign Exchange Risk Management

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

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at September 30, 2012 (the “Foreign Currency Hedges”), with settlement dates throughout 2013. In addition, at September 30, 2012, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered Foreign Currency Hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value foreign exchange contracts as at:

	September 30,	December 31,
	2012	2011
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$13,500	$20,581

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	7,274	67,341

	$20,774	$87,922

Fair value of derivatives in foreign exchange contracts as at:

		September 30,	December 31,
	Balance Sheet Location	2012	2011
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other Assets (Accrued liabilities)	$621	$(182)

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	Other Assets (Accrued liabilities)	345	(645)

		$966	$(827)

Derivatives in Foreign Currency Hedging relationships are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Foreign exchange contracts — Forwards	Derivative Gain (Loss) Recognized in OCI (Effective Portion)	$589	$(1,151)	$826	$(800)

		$589	$(1,151)	$826	$(800)

	Location of Derivative Gain Reclassified from AOCI into Income (Effective Portion)	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$158	$229	$22	$953

		$158	$229	$22	$953

Non Designated Derivatives in Foreign Currency relationships are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Derivative Gain (Loss)	2012	2011	2012	2011
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$400	$(3,893)	$1,229	$(3,172)

		$400	$(3,893)	$1,229	$(3,172)

(e)	Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 and the FASB ASC 320, as appropriate. As at September 30, 2012, the equity method of accounting is being utilized for an investment with a carrying value of $3.4 million (December 31, 2011 — $4.1 million). For the three months ended September 30, 2012, gross revenues, cost of revenue and net loss for the investment were $2.7 million, $2.9 million and $3.0 million, respectively (2011 — $0.7 million, $2.7 million and $4.3 million, respectively). For the nine months ended September 30, 2012, gross revenues, cost of revenue and net loss for the investment $6.5 million, $8.9 million and $9.9 million, respectively (2011 — $1.2 million, $6.5 million and $12.9 million, respectively). The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. The difference between the Company’s investment balance and the amount of underlying equity in net assets owned by the Company amounts to $1.3 million and relates to goodwill. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under the FASB ASC 320 and is recorded at its fair value of $1.3 million at September 30, 2012 (December 31, 2011 — $1.0 million). In the nine months ended September 30, 2012, the Company recognized an other-than-temporary impairment for its investment of $0.2 million, respectively (2011 —$nil). This investment is classified as an available-for-sale investment. The total carrying value of investments in new business ventures at September 30, 2012 is $4.7 million (December 31, 2011 — $5.1 million) and is recorded in Other Assets.

IMAX CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company’s principal business is the design and manufacture of premium theater systems (“IMAX theater systems”) and the sale, lease or contribution of those systems to customers under revenue-sharing arrangements. The IMAX theater systems are based on proprietary and patented technology developed over the course of the Company’s 45-year history. The Company’s customers who purchase, lease or otherwise acquire the IMAX theater systems are theater exhibitors that operate commercial theaters (particularly multiplexes), museums, science centers, or destination entertainment sites. The Company generally does not own IMAX theaters, but licenses the use of its trademarks to exhibitors along with the sale, lease or contribution of its equipment. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.”

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

The Company believes the IMAX theater network is the most extensive premium theater network in the world with 689 IMAX theaters (576 commercial, 113 institutional) operating in 52 countries as at September 30, 2012. This compares to 583 IMAX theaters (464 commercial, 119 institutional) operating in 48 countries as at September 30, 2011.

Important factors that the Company’s Chief Executive Officer (“CEO”) Richard L. Gelfond uses in assessing the Company’s business and prospects include revenue, gross margins from the Company’s operating segments, the signing and financial performance of theater system arrangements (particularly its joint revenue sharing arrangements), film performance, operating leverage, installations, earnings from operations as adjusted for unusual items that the Company views as non-recurring, the securing of new film projects (particularly IMAX DMR films), the continuing ability to invest in and improve the Company’s technology to enhance its differentiation from other cinematic experiences, the viability of new businesses, the overall execution, reliability and consumer acceptance of The IMAX Experience and related technologies, short- and long-term cash flow projections, the level of selling, general and administrative expenses, and the types and amount of research and development as well as their associated expense.

As one of the world’s leading entertainment technology companies, the Company strives to remain at the forefront of advancements in cinema technology. Accordingly, one of the Company’s key short-term initiatives is the development of a next-generation laser-based digital projection system. In 2011, the Company announced the completion of a deal in which it secured certain exclusive license rights to a portfolio of intellectual property in the digital cinema field owned by the Eastman Kodak Company (“Kodak”). The transaction involves rights to technology related to laser projection as well as rights in the digital cinema field to a broader range of Kodak technology. On February 7, 2012, the Company announced an agreement with Barco N.V. (“Barco”) to co-develop a laser-based digital projection system that incorporates Kodak technology. The Company believes that these arrangements with Kodak and Barco will enable IMAX projectors to present greater brightness and clarity, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The Company believes that a laser projection solution, which it plans to introduce in the second half of 2013, will allow IMAX’s network to show the highest quality digital content available. In addition to working on the development of the laser-based digital projection system, during 2012, the Company has re-invested in its brand with a consumer brand marketing campaign that encompasses social media, in-theater marketing and Internet advertising. Finally, the Company remains focused on growing its theater network, particularly, in key international territories such as Greater China, India, Central and South America and Western Europe.

IMAX Systems, Theater System Maintenance and Joint Revenue Sharing Arrangements

The Company provides IMAX theater systems to customers on a sales or long-term lease basis, typically with an initial 10-year term. These agreements typically provide for three major sources of cash flows: initial fees, ongoing fees (which can include a fixed minimum amount per annum and contingent fees in excess of the minimum payments) and maintenance and extended warranty fees.

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

The Company offers certain commercial clients joint revenue sharing arrangements pursuant to which the Company places an IMAX theater system at the theater operator’s venue in exchange for which it receives a portion of the theater’s box-office receipts, concession revenue and in some cases a small upfront or initial payment.

Revenue from theater system arrangements is recognized at a different time from when cash is collected. See “Critical Accounting Policies” below for further discussion on the Company’s revenue recognition policies.

Sales Backlog and Theater Network

The number of theater systems in the Company’s backlog and their dollar value fluctuates depending on the number of new theater system arrangements signed from quarter to quarter, which adds to backlog, and its installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated theater. Sales backlog includes initial fees along with the estimated present value of contractual ongoing fees due over the lease term; however, it excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that may be received in the future. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, operating leases, letters of intent or long-term conditional theater commitments. The value of theaters under joint revenue sharing arrangements is generally excluded from the dollar value or sales backlog, although certain theater systems under joint revenue sharing arrangements provide for contracted upfront payments and therefore carry a backlog value based these payments. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.

The Company’s theater signings are as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012			2011			2012			2011
	Number of		Dollar Value	Number of		Dollar Value	Number of		Dollar Value	Number of		Dollar Value
	Systems		(in millions)	Systems		(in millions)	Systems		(in millions)	Systems		(in millions)
Full new sales and sale-type lease arrangements	4	(1)	$4.9	10	(1)	$13.4	32	(2)	$43.2	46	(2)	$58.1
Joint revenue sharing arrangements	28	(3)	4.9	18	(3)	7.9	61	(4)	11.2	120	(4)	7.9

Total arrangements for new theaters	32		9.8	28		21.3	93		54.4	166		66.0

Upgrades of IMAX theater systems	9	(5)(7)	6.6	2	(5)	1.7	11	(6)(7)	6.9	17	(6)	9.5

	41		$16.4	30		$23.0	104		$61.3	183		$75.5

(1)	Includes nil installations and 4 in backlog as at September 30, 2012 (2011 — nil and 10, respectively).
(2)	Includes 2 installations and 30 in backlog as at September 30, 2012 (2011 — 7 and 39, respectively).
(3)	Includes nil installations and 28 in backlog as at September 30, 2012 (2011 — nil and 18, respectively).
(4)	Includes 6 installations and 55 in backlog as at September 30, 2012 (2011 — 14 and 106, respectively).
(5)	Includes 4 installations and 2 in backlog as at September 30, 2012 (2011 — nil and 2, respectively).
(6)	Includes 6 installations and 2 in backlog as at September 30, 2012 (2011 — 8 and 9, respectively).
(7)	Includes 3 IMAX theaters acquired from another existing customer that has been operating under a joint revenue sharing arrangement. These theaters were purchased from the Company under a sales arrangement.

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

The Company’s sales backlog is as follows:

	September 30, 2012			September 30, 2011
	Number of		Dollar Value	Number of		Dollar Value
	Systems		(in thousands)	Systems		(in thousands)
Sales and sale-type lease arrangements	136	(1)	$172,926	147	(1)	$186,340
Joint revenue sharing arrangements	149		29,558	148		17,604

	285	(2)	$202,484	295	(2)	$203,944

(1)	Includes 3 upgrades from film-based IMAX theater systems to an IMAX digital or laser theater system as at September 30, 2012 (2011 — 10).
(2)	Reflects the minimum number of theaters arising from signed contracts in backlog.

The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as at September 30:

	2012				2011
	Theater				Theater
	Network				Network
	Base		Backlog		Base		Backlog
Flat Screen (2D)	24		—		27		—
Dome Screen (2D)	60		—		62		—
IMAX 3D Dome (3D)	2		1		5		—
IMAX 3D GT (3D)	66	(1)	1		68	(2)	1
IMAX 3D SR (3D)	18	(1)	1		28	(2)	1
IMAX MPX (3D)	—	(1)	3		7	(2)	3
IMAX Digital (3D)	519	(1)	279	(3)	386	(2)	290	(3)

Total	689		285		583		295

(1)	During the nine months ended September 30, 2012, the Company upgraded 14 film-based IMAX theater systems to IMAX digital theater systems (12 systems under sales arrangements and 2 systems under a joint revenue sharing arrangement).
(2)	During the nine months ended September 30, 2011, the Company upgraded 32 film-based IMAX theater systems to IMAX digital theater systems (all sales arrangements).
(3)	Includes 149 and 148 theater systems as at September 30, 2012 and 2011, respectively, under joint revenue sharing arrangements.

The Company estimates that approximately 110 new theater systems (excluding digital upgrades) will be installed during the full year of 2012, which would infer that approximately 46 new theater systems (excluding digital upgrades) will be installed in the fourth quarter of 2012. Unlike in previous quarters in which the Company’s installation estimates were limited to scheduled installations from backlog, the Company intends to include in its estimates going forward not only scheduled systems from backlog, but also the Company’s estimate of installations from arrangements that will sign and install the same period. The Company cautions, however, that theater system installations can slip from period to period in the course of the Company’s business, usually for reasons beyond its control.

From time to time, in the normal course of its business, the Company, will have customers who are unable to proceed with a theater system installation for a number of reasons, including the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the agreement with the customer is generally terminated or amended. If the agreement is terminated, once the Company and the customer are released from all their future obligations under the agreement, all or a portion of the initial rents or fees that the customer previously made to the Company are recognized as revenue.

The following table outlines the breakdown of the theater network by type and geographic location as at September 30:

	2012 Theater Network Base				2011 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	281	6	57	344	249	10	63	322
Canada	32	2	7	41	22	2	7	31
Mexico	6	—	10	16	7	—	10	17
Russia & the CIS	29	—	—	29	21	—	—	21
Western Europe	34	7	11	52	36	7	10	53
Rest of Europe	10	—	—	10	12	—	—	12
Japan	14	2	4	20	12	2	6	20
Greater China (1)	92	—	19	111	40	—	18	58
Rest of World	58	3	5	66	42	2	5	49

Total	556	20	113	689	441	23	119	583

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.

The Company believes that over time its commercial multiplex theater network could grow to approximately 1,700 commercial multiplex IMAX theaters worldwide, from 556 commercial multiplex IMAX theaters as of September 30, 2012. While the Company continues to grow domestically, particularly in small to mid-tier markets, it believes that the majority of its future growth will come from underpenetrated, international markets. Key international growth markets include Greater China, Russia and the Commonwealth of Independent States, Western Europe and Latin America.

Film Production and Digital Re-Mastering (IMAX DMR)

The Company developed a proprietary technology to digitally re-master Hollywood films into IMAX digital cinema package (“DCP”) format or 15/70-format film at a modest cost incurred by the Company for exhibition in IMAX theaters. This system, known as IMAX DMR, digitally enhances the image resolution of motion picture films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. This technology enabled the IMAX theater network to release Hollywood films simultaneously with their broader domestic release. The development of this technology was critical in helping the Company execute its strategy of expanding its commercial theater network by establishing IMAX theaters as a key, premium distribution platform for Hollywood films.

IMAX films benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have increasingly sought IMAX-specific enhancements to generate interest in and excitement for their films. Such enhancements include shooting selected scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by shooting the film in a larger aspect ratio so that more of the film’s image is visible in IMAX theaters than in conventional theaters. Filmmaker Christopher Nolan used IMAX cameras to film over one hour of The Dark Knight Rises: The IMAX Experience, released in July 2012. Two of the films announced to date for 2013, Star Trek Into Darkness: An IMAX 3D Experience and The Hunger Games: Catching Fire: The IMAX Experience, will feature select sequences shot with IMAX cameras. Several movies in 2012 have featured or will feature footage taking advantage of the larger projected IMAX aspect ratio, including Prometheus: An IMAX 3D Experience, The Amazing Spider-Man: An IMAX 3D Experience and Skyfall: The IMAX Experience. The Company seeks to differentiate its films not only through enhanced content, but through other means as well.

For example, on November 8, 2012, Skyfall: The IMAX Experience will be released in IMAX theaters in North America, one day earlier than its wide release to conventional theaters, and on April 12, 2013, Oblivion: The IMAX Experience will be released in IMAX one week ahead of its wide North American release. The Company believes that this early release strategy helps make the release of the IMAX film an event, which can help increase audience excitement and enthusiasm for a film.

The original soundtrack of a film to be released to the IMAX network is re-mastered for the IMAX five or six-channel digital sound systems for the IMAX DMR release. Unlike the soundtracks played in conventional theaters, IMAX re-mastered soundtracks are uncompressed and full fidelity. IMAX sound systems use proprietary loudspeaker systems and proprietary surround sound configurations that ensure every theater seat is in a good listening position.

In addition to the 26 DMR films that have already been shown in the IMAX theater network during the first nine months of 2012, 9 additional DMR films are scheduled to be released to its theater network during the remaining three months of 2012:

•	Frankenweenie: An IMAX 3D Experience (Walt Disney Pictures, October 2012);

•	Paranormal Activity 4: The IMAX Experience (Paramount Pictures, October 2012);

•	Tai Chi Hero: An IMAX 3D Experience (Huayi Bros., October 2012, Asia only);

•	Cloud Atlas: The IMAX Experience (Warner Bros., October 2012);

•	Skyfall: The IMAX Experience (Sony Pictures, November 2012);

•	The Twilight Saga: Breaking Dawn – Part 2: The IMAX Experience (Lionsgate, November 2012, UK and select International markets);

•	Back to 1942: The IMAX Experience (Huayi Bros., November 2012, Asia only);

•	CZ12: An IMAX 3D Experience (JCE Entertainment Ltd., Huayi Brothers & Emperor Motion Pictures, December 2012, Asia only), and

•	The Hobbit: An Unexpected Journey: An IMAX 3D Experience (Warner Bros., December 2012)

To date, the Company has announced the following 10 titles to be released in 2013 to its theater network:

•	Hansel & Gretel: Witch Hunters: An IMAX 3D Experience (Paramount Pictures, January 2013);

•	Jack the Giant Killer: An IMAX 3D Experience (Warner Bros., March 2013);

•	Oblivion: The IMAX Experience (Universal Pictures, April 2013);

•	Star Trek: Into Darkness: An IMAX 3D Experience (Paramount Pictures, May 2013);

•	Man of Steel: The IMAX Experience (Warner Bros., June 2013);

•	Gravity: An IMAX 3D Experience (Warner Bros., September 2013);

•	Stalingrad: An IMAX 3D Experience (AR Films, October 2013, Russia and the CIS only );

•	The Hunger Games: Catching Fire: The IMAX Experience (Lionsgate., November 2013);

•	The Hobbit: The Desolation of Smaug: An IMAX 3D Experience (Warner Bros., December 2013); and

•	Dhoom 3: The IMAX Experience (Yash Raj Films, 2013, India only)

The Company remains in active negotiations with all of the Hollywood studios for additional films to fill out its short and long-term film slate and ultimately expects a similar number of IMAX DMR films to be released to the IMAX network in 2013 as were released in 2012 and 2011.

INTERNATIONAL ACTIVITIES

A significant portion of the Company’s revenues is generated by customers located outside the United States and Canada. For the nine months ended September 30, 2012 and 2011, approximately 45.6% and 43.5%, respectively, of the Company’s revenue was derived outside the United States and Canada. The Company believes that its international expansion is an important driver of future growth for the Company. For the nine months ended September 30, 2012, 63.5% of the Company’s 104 theater signings were for theaters in international markets. As at September 30, 2012, approximately 77.2% of IMAX theater systems arrangements in backlog were scheduled to be installed in international markets. Accordingly, the Company expects that international operations will continue to be a significant portion of the Company’s revenue in the future and the Company intends to actively expand its international presence, including by expanding its number of theaters under international joint revenue sharing arrangements.

During 2011, the Company formed a subsidiary, IMAX (Shanghai) Multimedia Technology Co, Ltd.(“IMAX China”), to enable further growth in China, the Company’s second-largest and fastest-growing market. As at September 30, 2012, the Company had a total of 111 theaters operating in Greater China with an additional 123 theaters in backlog that are scheduled to be installed in Greater China by 2017. In March 2011, the Company announced a 75-theater joint revenue sharing arrangement with Wanda Cinema Line Corporation, China’s top grossing cinema chain (“Wanda”). This agreement with Wanda represents IMAX’s first full joint revenue-sharing arrangement in China and the Company’s largest joint revenue sharing arrangement to date. Wanda has rolled out 43 IMAX theaters in its multiplex locations to date under its joint revenue sharing arrangement with IMAX, with the remaining theaters scheduled to be rolled out in 2012, 2013 and 2014. On February 18, 2012, the U.S. and Chinese governments announced the terms of an agreement to expand the number of Hollywood films to be released in China to include 14 additional IMAX or 3D format films, and to permit distributors to receive higher distribution fees. The Company believes this is a positive development for its business in China and elsewhere.

To support growth in international markets, the Company has sought to bolster its international film slate through international DMR releases in select international markets, as well as early international releases. In September 2012, Tai Chi 0: An IMAX 3D Experience, a Chinese IMAX DMR film, was released to IMAX theaters. The Company is scheduled to release Tai Chi Hero: An IMAX 3D Experience, Back to 1942: The IMAX Experience and CZ12: The IMAX Experience, Chinese IMAX DMR films, in October, November and December 2012, respectively. In the fourth quarter of 2013, the Company is scheduled to release Stalingrad: An IMAX 3D Experience, a Russian IMAX DMR film, and Dhoom 3: The IMAX Experience, an Indian IMAX DMR film. The Company expects to announce additional IMAX international DMR films in both Asia and Europe in 2013. In recent years, the Company, along with its studio partners, has also employed a strategy of releasing certain IMAX DMR films in select international markets earlier than the films’ broader release. The Company anticipates announcing additional IMAX international early releases in the future.

During 2013, the Company intends to continue its focus increasingly on a number of its less penetrated international markets, including, Western Europe, India and Latin America.

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

The Company considers the following significant estimates, assumptions and judgments to have the most significant effect on its results:

Revenue Recognition

The Company generates revenue from various sources as follows:

•

design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 52 countries as at September 30, 2012;

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

In addition, the Company could agree with customers to convert their obligations for other theater system configurations that have not yet been installed to arrangements to acquire or lease the IMAX digital theater system. The Company considers these situations to be a termination of the previous arrangement and origination of a new arrangement for the IMAX digital theater system. For all arrangements entered into or modified prior to the date of adoption of the amended FASB ASC 605-25, the Company continues to defer an amount of any initial fees received from the customer such that the aggregate of the fees deferred and the net present value of the future fixed initial and ongoing payments to be received from the customer equals the selling price of the IMAX digital theater system to be leased or acquired by the customer. Any residual portion of the initial fees received from the customer for the terminated theater system is recorded in Other revenues at the time when the obligation for the original theater system is terminated and the new theater system arrangement is signed. Under the amended FASB ASC 605-25, as described in note 2(n) in Item 8 of the Company’s 2011 Form 10-K, for all arrangements entered into or materially modified after the date of adoption, the total arrangement consideration to be received is allocated on a relative selling price basis to the digital upgrade and the termination of the previous theater system. The arrangement consideration allocated to the termination of the existing arrangement is recorded in Other revenues at the time when the obligation for the original theater system is terminated and the new theater system arrangement is signed.

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

Deferred Tax Asset Valuation

As at September 30, 2012, the Company had net deferred income tax assets of $40.2 million. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operating results, projected future operating results, reversing temporary differences, contracted sales backlog at September 30, 2012, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies.

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

Non-GAAP Financial Measures

In this report, the Company presents adjusted net income and adjusted net income per diluted share as supplemental measures of performance of the Company, which are not recognized under U.S. GAAP. The Company presents adjusted net income and adjusted net income per diluted share because it believes that they are important supplemental measures of its comparable controllable operating performance and it wants to ensure that its investors fully understand the impact of its stock-based compensation and provision for arbitration award (net of any related tax impact) on its net income. The Company has revised its definition of adjusted net income and adjusted earnings per diluted share in the third quarter of 2012. Comparative numbers have been adjusted to conform to the current year presentation. The Company presents gross margin from its joint revenue sharing arrangements segment excluding initial launch costs because it believes that it is an important supplemental measure used by management to evaluate ongoing joint revenue sharing arrangement theater performance. Management uses these measures to review operating performance on a comparable basis from period to period. However, these non-GAAP measures may not be comparable to similarly titled amounts reported by other companies. Adjusted net income and adjusted net income per diluted share should be considered in addition to, and not as a substitute for, net income and other measures of financial performance reported in accordance with U.S. GAAP.

RESULTS OF OPERATIONS

As identified in note 15 to the accompanying condensed consolidated financial statements in Item 1, the Company has seven reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; and other. The IMAX systems segment is comprised of the design, manufacture, sale or lease of IMAX theater projection system equipment. The theater system maintenance segment consists of the maintenance of IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment is comprised of the provision of IMAX theater projection system equipment to an exhibitor in exchange for a certain percentage of box-office receipts, concession revenue and, in some cases, a small upfront or initial payment. The film production and IMAX DMR segment is comprised of the production of films and performance of film re-mastering services. The film distribution segment includes the distribution of films for which the Company has distribution rights. The film post-production segment includes the provision of film post-production and film print services. The other segment includes certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2011 Form 10-K.

The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations have been organized and discussed with respect to the above stated segments. Management feels that a discussion and analysis based on its segments is significantly more relevant as the Company’s condensed consolidated statements of operations captions combine results from several segments.

Three Months Ended September 30, 2012 Versus Three Months Ended September 30, 2011

The Company reported net income of $15.0 million or $0.23 per basic share and $0.22 per diluted share for the third quarter of 2012, as compared to net income of $8.4 million or $0.13 per basic share and $0.12 per diluted share for the third quarter of 2011. Net income for the third quarter of 2012 includes a $2.8 million charge, or $0.04 per diluted share, for stock-based compensation (2011 — $0.5 million or $0.01 per diluted share) and the related tax benefit of $0.1 million (2011 — $0.5 million or $0.01 per diluted share). Adjusted net income, which consists of net income excluding stock-based compensation expense and the related tax benefit, was $17.9 million, or $0.26 per diluted share, in the third quarter of 2012, as compared to adjusted net income of $9.5 million, or $0.14 per diluted share, for the third quarter of 2011. A reconciliation of net income, the most directly comparable U.S. GAAP measure, to adjusted net income and adjusted net income per diluted share is presented in the table below:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported	$14,990	$0.22	$8,392	$0.12
Adjustments:
Stock-based compensation	2,756	0.04	519	0.01
Tax benefit of items listed above	114	—	549	0.01

Adjusted	$17,860	$0.26	$9,460	$0.14

Weighted average diluted shares outstanding		68,301		67,756

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
IMAX Systems
Sales and sales-type leases(1)	$21,937	$17,593	$12,575	$10,329
Ongoing rent, fees, and finance income(2)	3,421	3,056	3,381	2,965

	25,358	20,649	15,956	13,294

Theater System Maintenance	7,042	6,348	2,828	1,944

Joint Revenue Sharing Arrangements	13,186	9,995	9,286	6,733

Film
Production and IMAX DMR	25,223	18,600	15,426	12,015
Distribution	3,259	4,965	587	1,418
Post-production	1,646	3,023	103	808

	30,128	26,588	16,116	14,241

Other	4,997	3,908	564	226

	$80,711	$67,488	$44,750	$36,438

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the third quarter of 2012 increased by 19.6% to $80.7 million from $67.5 million in the same period last year, due in large part to increases in revenue from the Company’s IMAX systems, film and joint revenue sharing arrangement segments. The gross margin across all segments in the third quarter of 2012 was $44.8 million, or 55.4% of total revenue, compared to $36.4 million, or 54.0% of total revenue in the third quarter of 2011. The increase in gross margin is attributable to improved operating leverage and continued theater network growth.

IMAX Systems

IMAX systems revenue increased 22.8% to $25.4 million in the third quarter of 2012, as compared to $20.6 million in the third quarter of 2011, resulting primarily from the installation of additional systems under sales or sales-type leases versus the prior-year period.

Revenue from sales and sales-type leases increased 24.7% to $21.9 million in the third quarter of 2012 from $17.6 million in the third quarter of 2011. The Company recognized revenue on 14 full, new theater systems which qualified as either sales or sales-type leases in the third quarter of 2012, with a total value of $17.8 million, as compared to 11 full, new theater systems in the third quarter of 2011, with a total value of $14.3 million. There were 3 digital upgrades with a value of $1.1 million recognized in the third quarter of 2012, as compared to 4 digital upgrades in the third quarter of 2011, with a total value of $2.2 million. Digital upgrades have lower sales prices and gross margin than full theater system installations. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers. There were no used system recognitions in three months ended September 30, 2012 and 2011.

Average revenue per full, new sales and sales-type lease system was $1.3 million for the three months ended September 30, 2012, which was consistent with average for the three months ended September 30, 2011. Average revenue per upgrade was $0.4 million for the three months ended September 30, 2012, as compared to $0.6 million during the three months ended September 30, 2011. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangement (see discussion below) installations by theater system configuration for the third quarter of 2012 and 2011 is outlined in the table below:

	Three Months
	Ended September 30,
	2012		2011
Sales and Sales-type lease systems — installed and recognized
IMAX digital	17	(1)	15	(2)

	17		15

Joint revenue sharing arrangements — installed and operating
IMAX digital	16	(1)	14

	33		29

(1)	Includes the digital upgrade of 5 systems (2 sale arrangements, one lease arrangement and 2 systems under a joint revenue sharing arrangement) from film-based to digital.
(2)	Includes the digital upgrade of 4 systems (all sales arrangements) from film-based to digital.

Settlement revenue was $nil and $1.1 million for the three months ended September 30, 2012 and 2011, respectively.

During the third quarter of 2012, one of the Company’s customers acquired 3 IMAX theaters from another existing customer that had been operating under a joint revenue sharing arrangement. These theaters were purchased from IMAX under a sales arrangement. As a result of this sale transaction, the Company recorded revenue and margin of $3.0 million and $2.1 million, respectively. These above-referenced theaters were included in the Company’s third quarter signings total. In addition, during the period the Company recognized the digital upgrade of two theaters under a joint revenue sharing arrangement, which were previously operated under sales/sales-type lease arrangements.

IMAX theater systems gross margin from full, new sales and sale-type leases, excluding the impact of settlements and asset impairment charges was, 62.4% in the third quarter of 2012 versus 66.6% in the third quarter of 2011. Gross margin from digital upgrades was $0.7 million in the third quarter of 2012, as compared to $0.8 million in the third quarter of 2011. There were no used systems installed during the third quarter of 2012 and 2011. In addition, in the third quarter of 2012, the Company incurred a charge of $0.4 million for equipment to enable certain theaters to elect to exhibit films such as The Dark Knight Rises in either digital or analog format. Furthermore, in the third quarter of 2012, the Company recorded a write-down of certain film-based projector inventories of $0.3 million.

Ongoing rent revenue and finance income was $3.4 million in the third quarter of 2012 compared to $3.1 million in the third quarter of 2011. Gross margin for ongoing rent and finance income increased to $3.4 million in comparison to $3.0 million in the third quarter of 2012 and 2011, respectively. Contingent fees included in this caption amounted to $0.6 million and $0.7 million in the three months ended September 30, 2012 and 2011, respectively.

Theater System Maintenance

Theater system maintenance revenue increased 10.9% to $7.0 million during the third quarter of 2012 as compared to $6.3 million in the third quarter of 2011. Theater system maintenance gross margin increased $0.9 million to $2.8 million in the third quarter of 2012 as compared to $1.9 million in the prior year comparative period. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins can vary depending on the mix of theater system configurations in the theater network and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenue from joint revenue sharing arrangements increased 31.9% to $13.2 million in the third quarter of 2012 compared to $10.0 million in the third quarter of 2011. The Company ended the third quarter of 2012 with 287 theaters operating under joint revenue sharing arrangements, as compared to 218 theaters at the end of the third quarter of 2011. The increase in revenues from joint revenue sharing arrangements was largely due to an increase in the number of theaters in the IMAX theater network versus the prior year comparative period. During the quarter, the Company installed 14 full, new theaters under joint revenue sharing arrangements, which was consistent with the prior year quarter.

The gross margin from joint revenue sharing arrangements in the third quarter of 2012 increased to $9.3 million, as compared to $6.7 million in the third quarter of 2011. Included in the calculation of third quarter gross margin were certain advertising, marketing and selling expenses primarily associated with new theater launches of $1.1 million, as compared to $1.3 million incurred in the prior year period. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses from both periods, was $10.4 million in the third quarter of 2012, as compared to $8.0 million in the third quarter of 2011. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

	Three Months Ended September 30,
	2012	2011
Gross margin from joint revenue sharing arrangements	$9,286	$6,733
Add:
Advertising, marketing and selling expenses	1,087	1,303

Adjusted gross margin from joint revenue sharing arrangements	$10,373	$8,036

Film

Revenues from the Company’s film segments increased 13.3% to $30.1 million in the third quarter of 2012 from $26.6 million in the third quarter of 2011. Film production and IMAX DMR revenues increased 35.6% to $25.2 million in the third quarter of 2012 from $18.6 million in the third quarter of 2011. The increase in film production and IMAX DMR revenues was largely due to continued network growth. Gross box office generated by IMAX DMR films increased 15.8% to $173.2 million for the third quarter of 2012 from $149.5 million for the third quarter of 2011. Gross box office per screen for the three months ended September 30, 2012 averaged $311,700 in comparison to $355,500 in the comparable period last year. In the third quarter of 2012, gross box office was generated primarily by the exhibition of 8 films (listed below), as compared to 6 films primarily exhibited during the third quarter of 2011:

Three Months Ended September 30, 2012 — Films Exhibited	Three Months Ended September 30, 2011 — Films Exhibited
The Amazing Spiderman: An IMAX 3D Experience	Transformers: Dark of the Moon: An IMAX 3D Experience
The Dark Knight Rises: The IMAX Experience	Harry Potter and the Deathly Hallows Part II: An IMAX 3D
Total Recall: The IMAX Experience	Experience
The Bourne Legacy: The IMAX Experience	Final Destination 5: An IMAX 3D Experience
Flying Swords of Dragon Gate: An IMAX 3D Experience	Cowboys & Aliens: An IMAX Experience
Indiana Jones and the Raiders of the Lost Ark: The IMAX	Sector 7: An IMAX 3D Experience
Experience	Contagion: The IMAX Experience
Resident Evil: Retribution: An IMAX 3D Experience
Tai Chi 0: An IMAX 3D Experience

Film distribution revenues decreased to $3.3 million in the third quarter of 2012 from $5.0 million in the third quarter of 2011 due to overall weaker film performance of IMAX original films. Film post-production revenues decreased to $1.6 million in the third quarter of 2012 from $3.0 million in the third quarter of 2011 due primarily to a decrease in third party business.

The Company’s gross margin from its film segments increased in the third quarter of 2012 to $16.1 million from $14.2 million in the third quarter of 2011. Film production and IMAX DMR gross margin increased to $15.4 million in the third quarter of 2012 from $12.0 million in the third quarter of 2011, primarily due to the continued network growth. The film distribution gross margin for the third quarter of 2012 was $0.6 million as compared to $1.4 million in the prior year comparative period due to overall weaker film performance. During the third quarter of 2012, the gross margin from post-production was $0.1 million as compared to $0.8 million in the third quarter of 2011 due primarily to a decrease in third party business.

Other

Other revenue increased to $5.0 million in the third quarter of 2012 compared to $3.9 million in the same period in 2011, due to an increase in after-market sales. Other revenue primarily includes revenue generated from the Company’s theater operations, camera and rental business, after-market sales of projection system parts and 3D glasses.

The gross margin from other revenue was $0.6 million in the third quarter of 2012 as compared to $0.2 million in the third quarter of 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $19.3 million in the third quarter of 2012, as compared to $19.4 million in the third quarter of 2011. The $0.1 million decrease experienced from the prior year comparative period was largely the result of the following:

•

a $4.4 million decrease due to foreign exchange. During the three months ended September 30, 2012, the Company recorded a foreign exchange gain of $0.3 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and un-hedged foreign currency contracts, as compared with a loss of $4.1 million for the three months ended September 30, 2011.

This decrease was offset by the following:

•	an increase of $2.2 million in the Company’s stock-based compensation expense;

•

a $1.0 million increase in staff-related and compensation costs, including an increase in salaries and benefits of $1.3 million resulting from increased staffing (including increased staffing costs of $0.8 million from the Company’s wholly-owned subsidiary in China) and normal merit increases, offset slightly by a decrease of $0.3 million in travel and entertainment costs;

•	an increase of $0.9 million from brand-related advertising and promotion in the third quarter as compared to the prior year comparative period; and

•	a $0.2 million increase in other general corporate expenditures.

Research and Development

Research and development expenses were $2.5 million in the third quarter of 2012 compared to $2.0 million in the third quarter of 2011 and are primarily attributable to the development of the Company’s new laser-based digital projection system. The Company is developing its next-generation laser projector, which is expected to provide greater brightness and clarity, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers.

Receivable Provisions, Net of Recoveries

Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.2 million and $0.4 million in the third quarter of 2012 and 2011, respectively.

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

Interest Income and Expense

Interest income was less than $0.1 million in the third quarter of 2012, which was consistent with the third quarter of 2011.

Interest expense was $0.4 million in the third quarter of 2012 which was consistent with the third quarter of 2011. Included in interest expense is the amortization of deferred finance costs of less than $0.1 million in the third quarter of 2012 and 2011 respectively. The Company’s policy is to defer and amortize, over the life of the debt instrument, all the costs relating to debt financing which are paid directly to the debt provider.

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

There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence, including projected future earnings. As at September 30, 2012, the Company had a gross deferred income tax asset of $46.3 million, against which the Company is carrying a $6.1 million valuation allowance. The Company recorded an income tax provision of $6.8 million for the three months ended September 30, 2012, of which a provision of $0.1 million is related to an increase in unrecognized tax benefits. For the three months ended September 30, 2011, the Company recorded an income tax provision of $5.2 million, of which a provision of $0.1 million was related to an increase in unrecognized tax benefits.

The Company anticipates utilizing the majority of its currently-available tax attributes over the next two years.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 “Investments — Equity Method and Joint Ventures” (“ASC 323”). At September 30, 2012, the equity method of accounting is being utilized for an investment with a carrying value of $3.4 million (December 31, 2011 — $4.1 million). For the three months ended September 30, 2012, gross revenues, cost of revenue and net loss for the investment were $2.7 million, $2.9 million and $3.0 million, respectively (2011 — $0.7 million, $2.7 million, and $4.3 million, respectively). The Company has recorded its proportionate share of the net loss which amounted to $0.3 million for the third quarter of 2012 and a net loss of $0.4 million in the third quarter of 2011.

Nine Months Ended September 30, 2012 Versus Nine Months Ended September 30, 2011

The Company reported net income of $28.7 million or $0.44 per basic share and $0.42 per diluted share for the nine months ended September 30, 2012, as compared to net income of $9.2 million or $0.14 per basic and diluted share for the nine months ended September 30, 2011. Net income for the nine months ended September 30, 2012 includes a $10.3 million charge, or $0.15 per diluted share (2011 — $9.0 million or $0.13 per diluted share), for stock-based compensation. Net income for the nine months ended September 30, 2011 also includes a one-time $2.1 million pre-tax charge ($0.03 per diluted share), due to an arbitration award arising from an arbitration proceeding brought against the Company in connection with a discontinued subsidiary. Adjusted net income, which consists of net income excluding the impact of the stock-based compensation expense, the charge for the arbitration award and the related tax impact, was $38.8 million, or $0.57 per diluted share, in the nine months ended September 30, 2012, as compared to adjusted net income of $19.4 million, or $0.28 per diluted share, for the nine months ended September 30, 2011. A reconciliation of net income, the most directly comparable U.S. GAAP measure, to adjusted net income and adjusted net income per diluted share is presented in the table below:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net income	$28,658	$0.42	$9,214	$0.14
Add:
Stock-based compensation	10,252	0.15	8,973	0.13
Provision for arbitration award	—	—	2,055	0.03
Tax impact on items listed above	(86)	—	(882)	(0.02)

Adjusted net income	$38,824	$0.57	$19,360	$0.28

Weighted average diluted shares outstanding		68,187		68,110

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
IMAX Systems
Sales and sales-type leases(1)	$49,751	$54,758	$25,259	$28,163
Ongoing rent, fees, and finance income(2)	9,312	8,620	9,216	8,306

	59,063	63,378	34,475	36,469

Theater System Maintenance	20,878	18,270	8,122	6,912

Joint Revenue Sharing Arrangements	40,477	22,382	28,340	13,792

Film
Production and IMAX DMR	58,805	38,280	35,714	21,235
Distribution	11,122	12,857	2,133	2,531
Post-production	5,778	5,686	1,373	2,804

	75,705	56,823	39,220	26,570

Other	10,394	9,027	287	(357)

	$206,517	$169,880	$110,444	$83,386

(1)	Includes initial rents and fees and the present value of fixed minimum rents and fees from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the nine months ended September 30, 2012 increased by 21.6% to $206.5 million from $169.9 million in the same period last year, due in large part to increases in revenue from the Company’s film and joint revenue sharing arrangement segments, partially offset by lower revenue from the IMAX systems segment. The gross margin across all segments in the nine months ended September 30, 2012 was $110.4 million, or 53.5% of total revenue, compared to $83.4 million, or 49.1% of total revenue, in the nine months ended September 30, 2011. The increase in gross margin is attributable to improved operating leverage and continued theater network growth.

IMAX Systems

IMAX systems revenue decreased 6.8% to $59.1 million in the nine months ended September 30, 2012, as compared to $63.4 million in the nine months ended September 30, 2011.

Revenue from sales and sales-type leases decreased 9.1% to $49.8 million in the nine months ended September 30, 2012 from $54.8 million in the nine months ended September 30, 2011. The Company recognized revenue on 33 full, new theater systems which qualified as either sales or sales-type leases in the nine months ended September 30, 2012, with a total value of $42.4 million, versus 33 full, new theater systems in the nine months ended September 30, 2011, with a total value of $41.7 million. Additionally, the Company recognized revenue on 11 digital upgrades and one 3D GT upgrade (from a 2D GT system) in the nine months ended September 30, 2012, with a total value of $4.2 million, as compared to 24 digital upgrades in the nine months ended September 30, 2011, with a total value of $10.5 million. Digital upgrades have lower sales prices and gross margin than a full theater installation. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers. There were no used systems installed in the nine months ended September 30, 2012, as compared to one used system with a value of $1.2 million recognized in the nine months ended September 30, 2011.

Average revenue per full, new sales and sales-type lease systems was $1.3 million for the nine months ended September 30, 2012, which is consistent with the nine months ended September 30, 2011. Average revenue per digital upgrade was $0.4 million for the nine months ended September 30, 2012, which is consistent with the nine months ended September 30, 2011. The breakdown in mix of sales and sales-type lease, joint revenue sharing arrangements (see discussion below) and operating lease installations by theater system configuration for the nine months ended September 30, 2012 and 2011 is outlined in the table below:

	Nine Months Ended September 30,
	2012		2011
Sales and Sales-type lease systems — installed and recognized
IMAX 3D GT	2	(1)	1
IMAX digital	43	(2)	57	(4)

	45		58
IMAX digital — installed and deferred	1	(3)	8	(5)

	46		66
Joint revenue sharing arrangements — installed and operating
IMAX digital	33	(2)	47

	79		113

(1)	Includes the upgrade of one system under a sale arrangement from 2D GT projection system to a 3D GT projection system.
(2)	Includes the digital upgrade of 13 systems (9 sales arrangements, 2 lease arrangements and 2 systems under a joint revenue sharing arrangement) from film-based to digital.
(3)	Includes the digital upgrade of 1 system (sales arrangement) from film-based to digital.
(4)	Includes the digital upgrade of 24 systems (all sales arrangements) from film-based to digital.
(5)	Includes the digital upgrade of 8 systems (all sales arrangements) from film-based to digital.

As noted in the table above, 1 and 8 theater systems under a digital upgrade sales arrangement were installed in the nine months ended September 30, 2012 and 2011, respectively, but revenue recognition was deferred. The arrangement contained provisions providing the customer with standard digital upgrades, which were installed, and a number of as-of-yet undeveloped upgrades. The Company’s policy is such that once the fair value for the undeveloped upgrade is established, the Company allocates total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a relative fair value basis and recognizes the revenue allocated to the delivered elements with their associated costs. If the arrangement is materially modified in the future such that contract consideration becomes fixed, the arrangement in its entirety would be subject to the provisions of the amended ASC 605-25 and the Company would be required to develop, absent an established selling price or third party evidence of the selling price for the undeveloped specified upgrade, a best estimated selling price for the undeveloped specified upgrade, allocate the arrangement’s consideration on a relative selling price allocation basis, and recognize revenue on the delivered elements based on that allocation.

Settlement revenue was $nil for the nine months ended September 30, 2012, as compared to $1.3 million in the nine months ended September 30, 2011. The amount recognized in the nine months ended September 30, 2011 primarily relates to a consensual buyout for one uninstalled theater system.

During the nine months ended September 30, 2012, one of the Company’s customers acquired 3 IMAX theaters from another existing customer that had been operating under a joint revenue sharing arrangement. These theaters were purchased from IMAX under a sales arrangement. As a result of this sale transaction, the Company recorded revenue and margin of $3.0 million and $2.1 million, respectively. These above-referenced theaters were included in the Company’s year-to-date signings total. In addition, during the period the Company recognized the digital upgrade of two theaters under a joint revenue sharing arrangement, which were previously operated under sales/sales-type lease arrangements.

IMAX theater systems margin from full, new sales and sale-type leases, excluding the impact of settlements and asset impairment charges, was 61.6% in the nine months ended September 30, 2012, as compared to 65.7% in the nine months ended September 30, 2011. Gross margin from digital upgrades of $0.7 million was experienced in the nine months ended September 30, 2012, in comparison with $2.0 million in the nine months ended September 30, 2011, which is a reflection of the particular systems upgraded and the costs associated with such upgrades in their respective periods. There were no used systems installed during the nine months ended September 30, 2012, as compared to one used system with a gross margin of $0.1 million installed and recognized in the comparable period last year. In addition, in the nine months ended September 30, 2012, the Company incurred a charge of $1.6 million for equipment to enable certain theaters to elect to exhibit films such as The Dark Knight Rises in either digital or analog format. Furthermore, in the nine months ended September 30, 2012, the Company recorded a write-down of certain film-based projector inventories of $0.3 million.

Ongoing rent revenue and finance income increased to $9.3 million in the nine months ended September 30, 2012 from $8.6 million in the nine months ended September 30, 2011. Gross margin for ongoing rent and finance income increased to $9.2 million in the nine months ended September 30, 2012 from $8.3 million in the nine months ended September 30, 2011. Contingent fees included in this caption amounted to $1.7 million and $2.0 million in the nine months ended September 30, 2012 and 2011, respectively.

Theater System Maintenance

Theater system maintenance revenue increased 14.3% to $20.9 million during the nine months ended September 30, 2012, as compared to $18.3 million during the nine months ended September 30, 2011. Theater system maintenance gross margin was $8.1 million in the nine months ended September 30, 2012 which is higher than the $6.9 million experienced in the nine months ended September 30, 2011. In the nine months ended September 30, 2012, the Company recorded a write-down of $0.2 million for certain service parts inventories as compared to $nil in the prior year comparative period. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins can vary depending on the mix of theater system configurations in the theater network and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenue from joint revenue sharing arrangements increased to $40.5 million in the nine months ended September 30, 2012, as compared to $22.4 million in the nine months ended September 30, 2011. The Company ended the nine month period with 287 theaters under joint revenue sharing arrangements in operation, as compared to 218 theaters in operation at September 30, 2011. The increase in revenues from joint revenue sharing arrangements was primarily due to the higher per-screen gross box office realized from the films released to joint revenue sharing theaters and the increase in the number of theaters in the IMAX theater network from the year ago period. During the nine months ended September 30, 2012, the Company installed 31 full, new theaters under joint revenue sharing arrangements, as compared to 47 new theaters during the prior year comparative period.

The gross margin from joint revenue sharing arrangements in the nine months ended September 30, 2012 increased to $28.3 million from $13.8 million in the nine months ended September 30, 2011. The variance was due primarily to higher revenues experienced in the nine months ended September 30, 2012, as compared to the year ago period, as well as lower advertising, marketing and selling expenses. Included in the calculation of gross margin in the first nine months of 2012 were certain advertising, marketing and selling expenses primarily associated with new theater launches of $2.1 million, as compared to $3.6 million for such expenses in the prior year comparative period. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses from both periods, was $30.4 million in the nine months ended September 30, 2012, compared to $17.4 million in the year ago period. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

	Nine Months Ended September 30,
	2012	2011
Gross margin from joint revenue sharing arrangements	$28,340	$13,792
Add:
Advertising, marketing and selling expenses	2,119	3,555

Adjusted gross margin from joint revenue sharing arrangements	$30,459	$17,347

Film

The Company’s revenues from its film segments increased 33.2% to $75.7 million in the nine months ended September 30, 2012 from $56.8 million in the nine months ended September 30, 2011. Film production and IMAX DMR revenues increased 53.6% to $58.8 million in the nine months ended September 30, 2012 from $38.3 million in the nine months ended September 30, 2011. The increase in film production and IMAX DMR revenues was due primarily to higher gross box office from the films released during the period and an increase in the number of theaters in the IMAX theater network. Gross box office generated by IMAX DMR films increased to $468.4 million for the nine months ended September 30, 2012 from $319.6 million for the nine months ended September 30, 2011, a 46.6% increase year-over-year. Gross box office per screen for the nine months ended September 30, 2012 averaged $892,800, in comparison to $856,900 in the comparable period last year. In 2012, gross box office was generated primarily by the exhibition of 26 films to IMAX theaters (listed below), as compared to 20 films primarily exhibited during the nine months ended September 30, 2011, in each case as listed below:

Nine Months Ended September 30, 2012 — Films Exhibited	Nine Months Ended September 30, 2011 — Films Exhibited
Happy Feet Two: An IMAX 3D Experience	TRON: Legacy: An IMAX 3D Experience
Mission: Impossible — Ghost Protocol: The IMAX Experience	The Green Hornet: An IMAX 3D Experience
The Adventures of Tintin: The Secret of the Unicorn: An IMAX 3D Experience	Tangled: An IMAX 3D Experience
Flying Swords of Dragon Gate: An IMAX 3D Experience	Sanctum: An IMAX 3D Experience
Underworld: Awakening: An IMAX 3D Experience	I Am Number Four: The IMAX Experience
Journey 2: The Mysterious Island: An IMAX 3D Experience	Mars Needs Moms: An IMAX 3D Experience

The Lorax: An IMAX 3D Experience

John Carter: An IMAX 3D Experience

The Hunger Games: An IMAX 3D Experience

Wrath of the Titans: An IMAX 3D Experience

Titanic: An IMAX 3D Experience

Houba! On the Trail of the Marsupilami: The IMAX Experience

Battleship: The IMAX Experience

The Avengers: An IMAX 3D Experience

Dark Shadows: The IMAX Experience

Men In Black III: An IMAX 3D Experience

Prometheus: An IMAX 3D Experience

Madagascar 3: Europe’s Most Wanted: An IMAX 3D Experience

Rock of Ages: The IMAX Experience

The Amazing Spiderman: An IMAX 3D Experience

The Dark Knight Rises: The IMAX Experience

Total Recall: The IMAX Experience

The Bourne Legacy: The IMAX Experience

Indiana Jones and the Raiders of the Lost Ark: The IMAX Experience

Resident Evil: Retribution: An IMAX 3D Experience

Tai Chi 0: An IMAX 3D Experience

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

Cars 2: An IMAX 3D Experience

Transformers: Dark of the Moon: An IMAX 3D Experience

Harry Potter and the Deathly Hallows Part II: An IMAX 3D Experience

Final Destination 5: An IMAX 3D Experience

Cowboys & Aliens : The IMAX Experience

Sector 7: An IMAX 3D Experience

Contagion: The IMAX Experience

Film distribution revenues decreased 13.5% to $11.1 million in the nine months ended September 30, 2012 from $12.9 million in the nine months ended September 30, 2011. In the nine months ended September 30, 2012, the Company released an original title, To the Arctic 3D; the Company released the original film Born To Be Wild 3D in the prior year comparative period of 2011. Film post-production revenues was $5.8 million in the nine months ended September 30, 2012, as compared to $5.7 million in the nine months ended September 30, 2011.

The Company’s gross margin from its film segments increased 47.6% in the nine months ended September 30, 2012 to $39.2 million from $26.6 million in the nine months ended September 30, 2011. Film production and IMAX DMR gross margins increased to $35.7 million from $21.2 million in the nine months ended September 30, 2011, largely due to an increase in IMAX DMR revenue. The film distribution margin of $2.1 million in the nine months ended September 30, 2012 was lower than the $2.5 million experienced in the nine months ended September 30, 2011. The film post-production gross margin of $1.4 million for the nine months ended September 30, 2012 was lower than the $2.8 million experienced in the prior year comparative period.

Other

Other revenue increased to $10.4 million in the nine months ended September 30, 2012, compared to $9.0 million in the same period in 2011 due to an increase in after-market sales. Other revenue primarily includes revenue generated from the Company’s theater operations, camera and rental business, after-market sales of projection system parts and 3D glasses.

The gross margin on other revenue was $0.6 million higher in the nine months ended September 30, 2012 as compared to 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $58.7 million in the nine months ended September 30, 2012, as compared to $55.8 million in 2011. This $2.9 million increase experienced from the prior year comparative period was largely the result of the following:

•

a $6.2 million increase in staff-related costs and compensation costs, including (i) an increase in salaries and benefits of $5.8 million, including a higher average Canadian dollar denominated salary expense, increased staffing (including increased staffing costs of $3.3 million from the Company’s wholly-owned subsidiary in China) and normal merit increases, and (ii) a $0.4 million increase in travel and entertainment costs commensurate with increased business activity;

•	an increase of $3.2 million from brand-related advertising and promotion in the current period; and

•	an increase of $1.3 million in the Company’s stock-based compensation.

These increases were offset by:

•

a $4.7 million decrease due to foreign exchange. During the nine months ended September 30, 2012, the Company recorded a foreign exchange gain of $1.2 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and un-hedged foreign currency forward contracts as compared to a loss of $3.5 million for the nine months ended September 30, 2011;

•	a $1.7 million decrease in other general corporate expenditures; and

•	a $1.4 million decrease in legal and professional fees.

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

Research and Development

Research and development expenses increased to $7.6 million in the nine months ended September 30, 2012 compared to $6.0 million in the nine months ended September 30, 2011. This increase is primarily attributable to ongoing enhancements to the Company’s digital projection technology to ensure that the Company continues to provide the highest quality, premiere movie-going experience available to consumers. In 2011, the Company announced the completion of a deal in which it secured certain exclusive license rights to a portfolio of intellectual property in the digital cinema field owned by Kodak, which will support the Company’s efforts to develop a next-generation laser digital projection system designed to deliver the highest-quality digital content available to the largest IMAX film-based screens.

Receivable Provisions, Net of Recoveries

Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.8 million in the nine months ended September 30, 2012 which was consistent with the net provision for the nine months ended September 30, 2011.

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

Interest Income and Expense

Interest income increased to $0.1 million in the nine months ended September 30, 2012, as compared to less than $0.1 million in the nine months ended September 30, 2011.

Interest expense was $1.4 million in the nine months ended September 30, 2012, which was consistent with the $1.4 million experienced in the nine months ended September 30, 2011. Included in interest expense is the amortization of deferred finance costs in the amount of $0.1 million in the nine months ended September 30, 2012 as compared to $0.3 million in the prior year comparative period. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Income Taxes

There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings. The Company recorded an income tax provision of $11.6 million for the nine months ended September 30, 2012, of which a provision of $0.2 million is related to an increase in unrecognized tax benefits. For the nine months ended September 30, 2011, the Company recorded an income tax provision of $6.5 million, of which a provision of $0.1 million was related to an increase in unrecognized tax benefits.

Due to a change in enacted tax rates, the Company recorded an increase to deferred tax assets and a decrease to the deferred tax provision of $0.7 million in the nine months ended September 30, 2012.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. At September 30, 2012, the equity method of accounting is being utilized for an investment with a carrying value of $3.4 million (December 31, 2011 — $4.1 million). For the nine months ended September 30, 2012, gross revenues, cost of revenue and net loss for the investment were $6.5 million, $8.9 million and $9.9 million, respectively (2011 — $1.2 million, $6.5 million, and $12.9 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $1.0 million for the nine months ended September 30, 2012 as compared to $1.3 million in the prior year comparative period.

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

The Company’s indebtedness under the Credit Facility includes the following:

	September 30, 2012	December 31, 2011
Revolving Term Loan	$30,000	$55,083

As at September 30, 2012, the Company’s current borrowing capacity under the revolving asset-based portion of the Credit Facility was $50.0 million after deduction for letters of credit of $nil and the minimum Excess Availability reserve of $5.0 million (December 31, 2011 — $47.1 million) and borrowing capacity under the revolving term portion of the Credit Facility was $30.0 million.

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

The revolving asset-based portion and the revolving term loan portion of the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. Under the Prior Credit Facility, the effective interest rate for the nine months ended September 30, 2011, for the term loan portion was 4.04% and 2.97% for the revolving portion. Under the Credit Facility, the effective interest rate for the three and nine months ended September 30, 2012 for the revolving term loan portion was 2.39% and 2.41%, respectively (2011 — 2.69% and 2.59%, respectively). There was no amount drawn on the revolving asset-based portion of the Credit Facility.

The Credit Facility provides that the Company will be required to maintain a ratio of funded debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of not more than 2:1. The Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0. At all times under the terms of the Credit Facility, the Company is required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. The ratio of funded debt to EBITDA was 0.30:1 as at September 30, 2012, where Funded Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $30.0 million. EBITDA is calculated as follows:

EBITDA per Credit Facility:	For the 3 months ended September 30, 2012	For the 12 months ended September 30, 2012(1)
(In thousands of U.S. Dollars)
Net income	$14,990	$34,987
Add:
Loss from equity accounted investments	334	1,517
Provision for income taxes	6,814	14,483
Interest expense, net of interest income	351	1,691
Depreciation and amortization, including film asset amortization	7,995	31,676
Write-downs net of recoveries including asset impairments and receivable provisions	597	2,629
Stock and other non-cash compensation	2,930	13,621

	$34,011	$100,604

(1)	Ratio of funded debt calculated using twelve months ended EBITDA

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

Letters of Credit and Other Commitments

As at September 30, 2012, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2011 — $3.0 million), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at September 30, 2012, the Company had letters of credit and advance payment guarantees outstanding of $0.9 million under the Bank of Montreal Facility as compared to $0.8 million as at December 31, 2011.

Cash and Cash Equivalents

As at September 30, 2012, the Company’s principal sources of liquidity included cash and cash equivalents of $29.4 million, the Credit Facility, anticipated collection from trade accounts receivable of $36.1 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $12.9 million and payments expected in the next 12 months on existing backlog deals. As at September 30, 2012, the Company had drawn down $30.0 million on the revolving term loan portion of the Credit Facility (with remaining availability of $30.0 million) and had drawn down $nil on the revolving asset-based portion of the Credit Facility (with remaining availability of $50.0 million). There were $nil letters of credit and advance payment guarantees outstanding under the Credit Facility and $0.9 million under the Bank of Montreal Facility.

During the nine months ended September 30, 2012, the Company’s operations provided cash of $53.9 million and the Company used cash of $23.2 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements, to purchase other intangible assets, including costs to develop the Company’s new ERP system, and to purchase property, plant, and equipment. Based on management’s current operating plan for 2012, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements and to fund DMR agreements with studios. Cash flows from joint revenue sharing arrangements are derived from the theater box office and concession revenues and the Company invested directly in the roll out of 31 new theater systems under joint revenue sharing arrangements during the nine months ended September 30, 2012.

The Company believes that cash flow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to existing joint revenue sharing arrangements for the next 12 months.

The Company’s operating cash flow will be adversely affected if management’s projections of future signings for theater systems and film performance, theater installations and film productions are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2011 Form 10-K), there is no guarantee that the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

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

Cash provided by operating activities amounted to $53.9 million for the nine months ended September 30, 2012. Changes in other non-cash operating assets as compared to December 31, 2011 include: an increase of $4.9 million in financing receivables; a decrease of $9.9 million in accounts receivable; an increase of $4.2 million in inventories; an increase of $1.0 million in prepaid expenses; and an increase of $1.1 million in other assets which includes a $0.1 million decrease in insurance recoveries receivable, a $0.1 million decrease in commission and agency fees, and a $1.3 million increase in other assets. Changes in other operating liabilities as compared to December 31, 2011 include: an increase in deferred revenue of $5.2 million related to backlog payments received in the current period, offset by amounts relieved from deferred revenue related to theater system installations; a decrease in accounts payable of $11.2 million; and a decrease of $1.5 million in accrued liabilities including payments of $0.3 million for variable stock-based compensation expense.

Included in accrued liabilities at September 30, 2012 was $19.2 million in respect of accrued pension obligations.

Investing Activities

Net cash used in investing activities amounted to $23.2 million in the nine months ended September 30, 2012, which includes an investment in joint revenue sharing equipment of $15.2 million, purchases of $2.6 million in property, plant and equipment, an additional investment in business ventures of $0.4 million and an increase in other intangible assets of $5.0 million.

Financing Activities

Net cash used in financing activities in the nine months ended September 30, 2012 amounted to $19.3 million as compared to cash provided by financing activities of $27.4 million for nine months ended September 30, 2011.

Capital Expenditures

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, other intangible assets and investments in film assets were $36.3 million for the nine months ended September 30, 2012 as compared to $39.7 million for the nine months ended September 30, 2011.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligations	2012	2013	2014	2015	2016	Thereafter
Pension obligations (1)	$19,676	$—	$—	$19,676	$—	$—	$—
Credit Facility(2)	30,000	—	—	—	30,000	—	—
Operating lease obligations (3)	17,032	1,750	6,584	5,578	1,286	511	1,323
Purchase obligations (4)	8,280	7,781	499	—	—	—	—
Postretirement benefits obligations	553	15	16	35	38	42	407
Capital lease obligations (5)	26	6	20	—	—	—	—

	$75,567	$9,552	$7,119	$25,289	$31,324	$553	$1,730

(1)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2013), although Mr. Gelfond has not informed the Company that he intends to retire at that time.
(2)	Interest on the Credit Facility is payable monthly in arrears based on the applicable variable rate and is not included above.
(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s properties in New York and Santa Monica, and at the various owned and operated theaters.
(4)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
(5)	The Company’s total minimum annual payments to be made under capital leases, mostly consisting of payments for IT hardware and various other fixed assets.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan (the “SERP”) covering Messrs. Gelfond and Wechsler. As at September 30, 2012, the Company had an unfunded and accrued projected benefit obligation of approximately $19.2 million (December 31, 2011 — $19.0 million) in respect of the SERP.

On August 1, 2010, the Company made a lump sum payment to Mr. Wechsler in accordance with the terms of the plan, representing a settlement of Mr. Wechsler’s entitlement under the SERP. Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause, he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. The term of Mr. Gelfond’s current employment agreement has been extended through December 31, 2013. Under the terms of the extension, Mr. Gelfond also agreed that any compensation earned during 2011, 2012 and 2013 would not be included in calculating his entitlement under the SERP.

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at September 30, 2012, the Company had an unfunded benefit obligation of $0.6 million (December 31, 2011 — $0.5 million).

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. The Company has incoming cash flows from its revenue generating theaters and ongoing operating expenses in China through its wholly-owned subsidiary IMAX Shanghai Multimedia Technology Co. Ltd. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net Renminbi and Japanese Yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Japanese Yen, Euros and Canadian dollars.

The Company manages its exposure to foreign exchange rate risks through the Company’s regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

For the three and nine months ended September 30, 2012, the Company recorded a foreign exchange gain of $0.3 million and a gain of $1.2 million, respectively, as compared to a foreign exchange loss of $4.1 million and $3.5 million for the three and nine months ended September 30, 2011, respectively, associated with the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies with settlement dates throughout 2013. In addition, at September 30, 2012, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered foreign currency hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statement of operations. The notional value of foreign currency hedging instruments was $13.5 million as at September 30, 2012 (December 31, 2011 — $20.6 million). A gain of $0.6 million and gain of $0.8 million was recorded to Other Comprehensive Income with respect to the depreciation/appreciation in the value of these contracts in the three and nine months ended September 30, 2012, respectively (2011 — loss of $1.2 million and loss of $0.8 million, respectively). A gain of

$0.2 million and gain of less than $0.1 million for the three and nine months ended September 30, 2012, respectively (2011 — gain of $0.2 million and gain of $1.0 million, respectively) was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses. The notional value of forward contracts that do not qualify for hedge accounting at September 30, 2012 was $7.3 million (December 31, 2011 — $67.3 million).

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At September 30, 2012, the Company’s net investment in leases and working capital items denominated in Canadian dollar, Renminbi, Yen and Euros was $12.0 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2012, the potential change in the fair value of foreign currency-denominated net investment in leases and working capital items would have been $1.2 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at September 30, 2012, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at September 30, 2012, the Company borrowings under the Credit Facility were $30.0 million (December 31, 2011 — $55.1 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in LIBOR. The Company had variable rate debt instruments representing approximately 15.9% and 25.8% of its total liabilities as at September 30, 2012 and December 31, 2011, respectively. If interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately less than $0.1 million for the quarter ended September 30, 2012. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate debt and cash balances at September 30, 2012.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at September 30, 2012 and has concluded that, as at the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See note 9 to the accompanying condensed consolidated financial statements in Item 1 for information regarding legal proceedings involving the Company.

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

The Company’s implementation of a new enterprise resource planning (“ERP”) system may adversely affect the Company’s business and results of operations or the effectiveness of internal control over financial reporting.

Beginning in the first quarter of 2012, the Company is implementing a new ERP system that will deliver a new generation of work processes and information systems. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that take several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. If the Company does not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect the Company’s operations, financial reporting systems, the Company’s ability to produce financial reports, and/or the effectiveness of internal control over financial reporting.

Item	6. Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated October 25, 2012, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated October 25, 2012, by Joseph Sparacio.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated October 25, 2012, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated October 25, 2012, by Joseph Sparacio.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION

Date: October 25, 2012	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: October 25, 2012	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)