Form 10-K
period 2012-12-31
IMAX CORP
filed 2013-02-21
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number 001-35066

IMAX Corporation

(Exact name of registrant as specified in its charter)

Canada	98-0140269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2525 Speakman Drive, Mississauga, Ontario, Canada L5K 1B1 (905) 403-6500	110 E. 59th Street, Suite 2100 New York, New York, USA 10022 (212) 821-0100

(Address of principal executive offices, zip code, telephone numbers)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Shares, no par value	The New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on June 30, 2012 was $1,366.2 million (56,855,012 common shares times $24.03).

As of January 31, 2013, there were 66,591,749 common shares of the registrant outstanding.

Document Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed within 120 days of the close of IMAX Corporation’s fiscal year ended December 31, 2012, with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and the annual meeting of the stockholders of the registrant (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K to the extent described therein.

IMAX CORPORATION

December 31, 2012

IMAX CORPORATION

EXCHANGE RATE DATA

Unless otherwise indicated, all dollar amounts in this document are expressed in United States (“U.S.”) dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Bank of Canada (the “Noon Buying Rate”). Such rates quoted are the number of U.S. dollars per one Canadian dollar and are the inverse of rates quoted by the Bank of Canada for Canadian dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 2012 was U.S. $1.0051.

	Years Ended December 31,
	2012	2011	2010	2009	2008
Exchange rate at end of period	1.0051	0.9833	1.0054	0.9555	0.8170
Average exchange rate during period	1.0006	1.0151	0.9709	0.8757	0.9381
High exchange rate during period	1.0299	1.0583	1.0054	0.9716	1.0291
Low exchange rate during period	0.9599	0.9430	0.9278	0.7692	0.7710

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this annual report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) and expectations regarding the Company’s future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; the performance of IMAX DMR films; competitive actions by other companies; conditions in the in-home and out-of-home entertainment industries; the signing of theater system agreements; changes in laws or regulations; conditions, changes and developments in the commercial exhibition industry; the failure to convert theater system backlog into revenue; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; risks related to the Company’s growth and operations in China; the failure to respond to change and advancements in digital technology; risks related to the acquisition of AMC Entertainment Holdings, Inc. by Dalian Wanda Group Co., Ltd.; risks related to new business initiatives; the potential impact of increased competition in the markets within which the Company operates; risks related to the Company’s inability to protect the Company’s intellectual property; risks related to Eastman Kodak bankruptcy and the possibility of constrained analog film supply; risks related to the Company’s implementation of a new enterprise resource planning system; risks related to the Company’s prior restatements and the related litigation; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, DMR®, IMAX think big®, think big® and IMAX Is Believing are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

PART I

Item 1.	Business

GENERAL

IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company’s principal businesses are the design and manufacture of premium theater systems (“IMAX theater systems”) and the sale, lease or contribution of those systems to customers under theater arrangements and the Digital Re-Mastering of films into the IMAX format and the exhibition of those films in the IMAX theater network.

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

IMAX theater systems combine:

•	IMAX DMR (Digital Re-Mastering) movie conversion technology, which results in higher image and sound fidelity than conventional cinema experiences;

•	advanced, high-resolution projectors with specialized equipment and automated theater control systems, which generate significantly more contrast and brightness than conventional theater systems;

•

large screens and proprietary theater geometry, which result in a substantially larger field of view so that the screen extends to the edge of a viewer’s peripheral vision and creates more realistic images;

•	sound system components, which deliver more expansive sound imagery and pinpointed origination of sound to any specific spot in an IMAX theater; and

•	specialized theater acoustics, which result in a four-fold reduction in background noise.

The combination of these components causes audiences in IMAX theaters to feel as if they are a part of the on-screen action, creating a more intense, immersive and exciting experience than in a traditional theater. In addition, the Company’s IMAX 3D theater systems combine the same theater systems with 3D images that further enhance the audience’s feeling of being immersed in the film.

As a result of the immersiveness and superior image and sound quality of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for IMAX DMR films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX, generates incremental box office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box office generated by IMAX DMR films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood blockbuster films, which is separate and distinct from their wider theatrical release.

The Company believes the IMAX theater network is the most extensive premium theater network in the world with 731 theater systems (617 commercial, 114 institutional) operating in 53 countries as at December 31, 2012. This compares to 634 theater systems (517 commercial, 117 institutional) operating in 50 countries as at December 31, 2011. The success of the Company’s digital and joint revenue sharing strategies and the strength of its film slate has enabled the Company’s theater network to expand significantly, with the Company’s overall network increasing by 144.5% and the Company’s commercial network increasing by 245% from the beginning of 2008. In 2012 and 2011, the Company signed theater agreements for 142 and 209 systems, respectively, which is expected to drive additional growth in 2013 and thereafter.

The Company has identified approximately 1,700 IMAX zones worldwide. The Company believes that these zones present the potential for the IMAX theater network to grow significantly from the 598 commercial multiplex IMAX theaters operating as of December 31, 2012. While the Company continues to grow domestically, particularly in small to mid-tier markets, it believes that the majority of its future growth will come from underpenetrated international markets. In 2012, 63.6% of the Company’s 121 new theater signings were for theaters in international markets. Key international growth markets include Greater China (which includes the People’s Republic of China, Hong Kong, Taiwan and Macau), India, Latin America (which includes South America, Central America and Mexico) and Eastern and Western Europe.

During 2011, the Company formed IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX China”), a wholly-owned subsidiary, to enable further growth in Greater China, the Company’s second-largest and fastest-growing market. The Company believes that favorable market trends in China, including government initiatives to foster cinema screen growth, to increase the number of Hollywood films distributed in China (particularly IMAX and 3D films), and to support the film industry, present opportunities for additional growth, though the Company cautions that its expansion in China faces a number of challenges. See Risk Factors – “The Company faces risks in connection with the continued expansion of its business in China” in Item 1A. In March 2011, the Company announced a 75-theater joint revenue sharing arrangement with Wanda Cinema Line Corporation, China’s largest cinema chain (“Wanda”). The agreement with Wanda, which represents IMAX’s largest single international joint revenue sharing arrangement to date, brings the total number of IMAX theaters open or in backlog in Greater China to 250. As at December 31, 2012, IMAX China had offices in Shanghai and Beijing and a total of 51 employees. On February 18, 2012, the U.S. and Chinese governments announced the terms of an agreement to expand the number of Hollywood films to be released in China to include 14 additional IMAX or 3D format films and to permit distributors to receive higher distribution fees. The Company believes this is a positive development for its business in China and elsewhere.

Over the years, several technological breakthroughs have established IMAX as an important distribution platform for Hollywood’s biggest event films. These include:

•

DMR — IMAX’s proprietary DMR technology digitally converts live-action 35mm or digital films to its large-format, while meeting the Company’s high standards of image and sound quality. In a typical IMAX DMR film arrangement, the Company will receive a percentage, which generally ranges from 10-15%, of net box-office receipts of a film from the film studio in exchange for the conversion of the film to the IMAX DMR format and for access to the IMAX distribution platform. At December 31, 2012, the Company had released 119 IMAX DMR films since the introduction of IMAX DMR in 2002. As digital technology has been introduced to the DMR process and improvements have been made in the conversion time, and as the Company’s relationships with the major Hollywood studios have become increasingly strong, the number of films released on an annual basis that have been converted through the DMR process has increased as well. Accordingly, 35 films converted through the IMAX DMR process were released in 2012, as compared to 25 in 2011 and 4 in 2005.

•

IMAX Digital Projection System — The Company introduced its digital xenon projection system in 2008. Prior to 2008, all of IMAX’s large format projectors were film-based and required analog film prints. The IMAX digital projection system, which operates without the need for such film prints, was designed specifically for use by commercial multiplex operators and allows operators to reduce the capital and operating costs required to run an IMAX theater without sacrificing the image and sound quality of The IMAX Experience. By making The IMAX Experience more accessible for commercial multiplex operators, the introduction of the IMAX digital projection system paved the way for a number of important joint revenue sharing arrangements which have allowed the Company to rapidly expand its theater network. Since announcing that the Company was developing digital projection technology, the vast majority of the Company’s theater system signings have been for digital systems. As at December 31, 2012, the Company has signed agreements for 831 digital xenon systems since 2007 (including the upgrade of film-based systems), 136 of which were signed in 2012 alone. As at December 31, 2012, 564 IMAX digital xenon projection systems were in operation, an increase of 27.3% over the 443 digital projection systems in operation as at December 31, 2011.

As one of the world’s leading entertainment technology companies, the Company strives to remain at the forefront of advancements in cinema technology. Accordingly, one of the Company’s key near-term initiatives is the development of a next-generation laser-based digital projection system. In 2011, the Company announced the completion of a deal in which it secured certain exclusive license rights to a portfolio of intellectual property in the digital cinema field owned by the Eastman Kodak Company (“Kodak”). The transaction involves rights to technology related to laser projection as well as rights in the digital cinema field to a broader range of Kodak technology. On February 7, 2012, the Company announced an agreement with Barco N.V. (“Barco”) to co-develop a laser-based digital projection system that incorporates Kodak technology. The Company believes that these arrangements with Kodak and Barco will enable IMAX projectors to present greater brightness and clarity, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The Company believes that a laser projection solution, which it plans to begin rolling out in the second half of 2014, will allow IMAX’s network to show the highest quality digital content available and provide the Company the ability to illuminate the largest screens in its network, which are currently film-based. In addition to its laser-based projection initiative, during 2012, the Company has re-invested in its brand with a consumer brand marketing campaign that encompassed social media, in-theater marketing and Internet advertising. Finally, the Company remains focused on growing its theater network, particularly, in key international territories such as Greater China, India, Latin America and Eastern and Western Europe.

In addition to the design and manufacture of premium theater systems, the Company is also engaged in the production and distribution of original large-format films, the provision of services in support of the IMAX theater network, the provision of post-production services for large-format films, the operation of four IMAX theaters and, from time-to-time the conversion of two-

dimensional (“2D”) and three-dimensional (“3D”) Hollywood feature films for exhibition on IMAX theater systems around the world. IMAX Corporation, a Canadian corporation, was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation (“Predecessor IMAX”). Predecessor IMAX was incorporated in 1967.

PRODUCT LINES

The Company believes it is the world’s largest designer and manufacturer of specialty premium projection and sound system components for large-format theaters around the world, as well as a significant producer and distributor of large-format films. The Company’s theater systems include specialized IMAX projectors, advanced sound systems and specialty screens. The Company derives its revenues from:

•	IMAX theater systems (design, manufacture, sale or lease of, and provision of services related to, its theater systems);

•	Films (production and digital re-mastering of films, the distribution of film products to the IMAX theater network, post-production and print services for films);

•	Joint revenue sharing arrangements (the provision of its theater system to an exhibitor in exchange for a certain percentage of theater revenue and, in some cases, a small upfront or initial payment);

•	Theater system maintenance (the use of maintenance services related to its theater systems); and

•	Other activities, which include theater operations (owning equipment, operating, managing or participating in the revenues of IMAX theaters), the sale of after-market parts and camera rentals.

Segmented information is provided in note 20 to the accompanying audited consolidated financial statements in Item 8.

IMAX Systems, Theater System Maintenance and Joint Revenue Sharing Arrangements

The Company’s primary products are its theater systems. The Company’s digital projection systems include a projector that offers superior image quality and stability and a digital theater control system, a 6-channel, digital audio system delivering up to 12,000 watts of sound; a screen with a proprietary coating technology, and, if applicable, 3D glasses cleaning equipment. IMAX’s digital projection system also operates without the need for analog film prints. Traditional IMAX film-based theater systems contain the same components as the digital projection systems but include a rolling loop 15/70-format projector and require the use of analog film prints. Since its introduction in 2008, the vast majority of the Company’s theater sales have been digital systems and the Company expects that nearly all of its future theater systems sales will be IMAX digital systems. Furthermore, a majority of the Company’s film-based theater systems have been upgraded, at a cost to the exhibitor, to an IMAX digital system. As part of the arrangement to sell or lease its theater systems, the Company provides extensive advice on theater planning and design and supervision of installation services. Theater systems are also leased or sold with a license for the use of the world-famous IMAX brand. Historically, IMAX theater systems come in five configurations:

•	the GT projection systems, film-based theater systems for the largest IMAX theaters;

•	the SR systems, film-based theater systems for smaller theaters than the GT systems;

•	the IMAX MPX systems, which are film-based systems targeted for multiplex theaters (“MPX” theater systems);

•	the IMAX digital systems, which are digital-based systems; and

•	theater systems featuring heavily curved and tilted screens that are used in dome-shaped theaters.

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

The Company’s film-based projectors use the largest commercially available film format (15-perforation film frame, 70mm), which is nearly 10 times larger than conventional film (4-perforation film frame, 35mm) and therefore are able to project significantly more detail on a larger screen. The Company believes these projectors, which utilize the Company’s rolling loop technology, are unsurpassed in their ability to project film with maximum steadiness and clarity with minimal film wear, while substantially enhancing the quality of the projected image. As a result, the Company’s projectors deliver a higher level of clarity and detail as compared to conventional movies and competing projectors in order to compete and evolve with the market.

The Company’s digital projection system provides a premium and differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand, while providing for the compelling economics and flexibility that digital technology affords. The relatively low cost of a digital file delivery (approximately $200 per movie per system compared to $20 thousand per 2D print and $45 thousand per 3D print for an IMAX analog film print) enables increased programming flexibility which in turn allows theaters to program significantly more IMAX DMR films per year. More programming increases customer choice and potentially increases total box-office revenue significantly. In 2012, 35 films converted through the IMAX DMR process were released to the IMAX theater network as compared to 25 in 2011 and 4 films in 2005. To date, the Company has contracted for the release of 23 DMR films to its theater network for 2013. The Company remains in active discussions with all the major studios regarding future titles for 2013 and beyond. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX theater network in 2013 and beyond. Supplementing the Company’s film slate of Hollywood DMR titles with appealing local DMR titles is an important component of the Company’s international film strategy. The Company expects a similar number of films to be released to the network in 2013 as experienced in 2012. Digital systems represent 98.6% of the Company’s current backlog and 77.2% of the Company’s theater network. The Company continues to expect the vast majority of its future theater system arrangements to be for digital systems.

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

The Company’s arrangements for theater system equipment involve either a lease or sale. As part of the purchase or lease of an IMAX theater system, the Company also advises the customer on theater design, supervises the installation of the theater systems and provides projectionists with training in using the equipment. The supervision of installation requires that the equipment also be put through a complete functional start-up and test procedure to ensure proper operation. Theater owners or operators are responsible for providing the theater location, the design and construction of the theater building, the installation of the system components and any other necessary improvements, as well as the theater’s marketing and programming. The Company’s typical arrangement also includes the trademark license rights whose term tracks the term of the underlying agreement. The theater system equipment components (including the projector, sound system, screen system, and, if applicable, 3D glasses cleaning machine), theater design support, supervision of installation, projectionist training and trademark rights are all elements of what the Company considers the system deliverable (the “System Deliverable”). For a separate fee, the Company provides ongoing maintenance and extended warranty services for the theater system. The Company’s contracts are generally denominated in U.S. dollars, except in Canada, China, Japan and parts of Europe, where contracts are sometimes denominated in local currency.

The Company offers certain commercial clients joint revenue sharing arrangements, pursuant to which the Company provides the System Deliverable in return for a portion of the customer’s IMAX box-office receipts, and in some cases, concession revenue and a small upfront or initial payment. Under these revenue sharing arrangements, the Company retains title to the theater system (including the projector, the sound system and the projection screen) and rent payments that are contingent instead of fixed or determinable. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally non-cancellable by the customer unless the Company fails to perform its obligations. In rare cases, the contract provides certain performance thresholds that, if not met by either party, allows the other party to terminate the agreement. Generally, joint revenue sharing arrangements have 10-year initial terms that may be renewed by the customer for an additional term. By offering arrangements in which exhibitors do not need to invest the significant initial capital required of a lease or a sale arrangement, the Company has been able to expand its theater network at a significantly faster pace than it had previously. As at December 31, 2012, the Company has entered into joint revenue sharing arrangements for 453 systems with 29 partners, 316 of which were in operation as at December 31, 2012.

Leases generally have a 10-year initial term and are typically renewable by the customer for one or more additional 5 to 10-year terms. Under the terms of the typical lease agreement, the title to the theater system equipment (including the projector, the sound system and the projection screen) remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally not cancelable by the customer unless the Company fails to perform its obligations.

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

In the third quarter of 2012, Dalian Wanda Group Co., Ltd., the parent company of Wanda Cinema Line Corporation (“Wanda”), acquired AMC Entertainment Holdings, Inc. (“AMC”). Prior to this transaction, AMC and Wanda were the Company’s first and third largest customers. Under common ownership, the Wanda/AMC entity is the Company’s largest customer, representing approximately 12.2%, 14.4% and 12.2% of the Company’s total revenue in 2012, 2011 and 2010, respectively. See Risk Factors — “With the acquisition of AMC by Wanda, the Company’s largest customer will account for a greater percentage of the Company’s revenue and backlog” in Item 1A.

Sales Backlog. Signed contracts for theater systems are listed as sales backlog prior to the time of revenue recognition. The value of sales backlog represents the total value of all signed theater system agreements that are expected to be recognized as revenue in the future. Sales backlog includes initial fees along with the estimated present value of contractual fixed minimum fees due over the term, however it excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual minimums that may be received in the future.

The Company’s sales backlog is as follows:

	December 31, 2012			December 31, 2011
	Number of Systems		Dollar Value (in thousands)	Number of Systems		Dollar Value (in thousands)
Sales and sales-type lease arrangements	139	(1)	$168,101	144	(1)	$176,184
Joint revenue sharing arrangements	137		31,652	119		21,516

	276	(2)	$199,753	263	(2)	$197,700

(1)	Includes 11 upgrades from film-based IMAX theater systems to IMAX digital theater systems (including one laser-based system in a commercial and 4 laser-based systems in institutional theaters) as at December 31, 2012, and 10 upgrades from film-based IMAX theater systems to IMAX digital theater systems as at December 31, 2011.
(2)	Reflects the minimum number of theaters arising from signed contracts in backlog.

The value of sales backlog does not include revenue from theaters in which the Company has an equity-interest, operating leases, letters of intent or long-term conditional theater commitments. The value of theaters under joint revenue sharing arrangements is generally excluded from the dollar value or sales backlog, although certain theater systems under joint revenue sharing arrangements provide for contracted upfront payments and therefore carry a backlog value based these payments. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.

The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as at December 31:

	2012			2011
	Theater Network Base	Backlog		Theater Network Base	Backlog
Flat Screen (2D)	22	—		26	—
Dome Screen (2D)	61	—		60	—
IMAX 3D Dome (3D)	2	—		2	—
IMAX 3D GT (3D)	63	1		69	2
IMAX 3D SR (3D)	19	—		28	1
IMAX MPX (3D)	—	3		6	3
IMAX Digital: Xenon (3D)	564	267	(1)	443	257
IMAX Digital: Laser (3D)	—	5	(2)	—	—

Total	731	276		634	263

(1)	Includes 6 upgrades from film-based theater systems to digital theater systems in existing IMAX theater locations (2 commercial and 4 institutional)
(2)	Backlog includes 5 upgrades to IMAX digital laser systems from IMAX digital xenon theater systems in existing IMAX theater locations (1 commercial and 4 institutional)

The Company estimates that it will install approximately 110-125 new theater systems (excluding digital upgrades) in 2013. Unlike in previous years in which the Company’s installation estimates were limited to scheduled installations from backlog, the Company now includes in its estimates not only scheduled systems from backlog, but also the Company’s estimate of installations from arrangements that will sign and install in the same calendar year. The Company cautions, however, that theater system installations slip from period to period in the course of the Company’s business, usually for reasons beyond its control.

IMAX Flat Screen and IMAX Dome Systems. There are 85 IMAX flat screen and IMAX Dome systems in the IMAX network. IMAX flat screen and IMAX Dome systems primarily reside in institutions such as museums and science centers. Flat screen IMAX theaters were introduced in 1970, while IMAX Dome theaters, which are designed for tilted dome screens, were introduced in 1973. There have been several significant proprietary and patented enhancements to these systems since their introduction.

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

As at December 31, 2012, there were 82 IMAX 3D GT and IMAX 3D SR theaters in operation compared to 97 IMAX 3D GT and IMAX 3D SR theaters in operation as at December 31, 2011. The decrease in the number of 3D GT and 3D SR systems is largely attributable to the conversion of existing 3D GT and 3D SR systems to IMAX digital systems.

IMAX MPX. In 2003, the Company launched a large-format theater system designed specifically for use in multiplex theaters. Known as IMAX MPX, this system had lower capital and operating costs than other IMAX systems and was intended to improve a multiplex owner’s financial returns and to allow for the installation of IMAX theater systems in markets that might previously not have been able to support one. As at December 31, 2012, there were no MPX systems in operation compared to 6 MPX systems as at December 31, 2011. The IMAX digital system has supplanted the MPX system as the Company’s multiplex product. The decrease in the number of MPX systems is attributable to the upgrade of existing MPX systems to IMAX digital systems.

IMAX Digital: Xenon. In July 2008, the Company introduced a proprietary IMAX digital projection system that it believes delivers higher quality imagery compared with other digital systems and that is consistent with the Company’s brand. As at December 31, 2012, the Company had installed 564 digital theater systems, including 109 digital upgrades, and has an additional 267 digital systems in its backlog. Digital theater systems represent 98.6% of the total backlog and 77.2% of the total theater network, and the Company expects a majority of its future theater system arrangements to be for digital systems. Moreover, the Company believes that some of the film-based systems currently in its backlog, particularly uninstalled MPX systems, will ultimately become digital installations.

Films

Film Production and Digital Re-mastering (IMAX DMR)

In 2002, the Company developed technology that makes it possible for standard film footage to be digitally transformed into IMAX’s large-format at a current cost of roughly $800 thousand per film. This proprietary system, known as IMAX DMR, has opened up the IMAX theater network to film releases from Hollywood’s broad library of films. In a typical IMAX DMR film arrangement, the Company will receive a percentage, which generally ranges from 10-15%, of net box-office receipts of a film from the film studio in exchange for the conversion of the film to the IMAX DMR format and for access to IMAX’s premium distribution and marketing platform. The box-office performance of IMAX DMR releases has positioned IMAX theaters as a key premium distribution platform for Hollywood films, which is separate and distinct from their wider theatrical release. Factors other than the IMAX DMR format, and IMAX’s proprietary projection and sound technology, are increasingly differentiating IMAX content from other film content. For example, in July 2012, The Dark Knight Rises: The IMAX Experience, featured over an hour of footage shot with IMAX cameras, and in 2013, Star Trek: Into Darkness: An IMAX 3D Experience and The Hunger Games: Catching Fire: The IMAX Experience will feature footage shot with IMAX cameras. Furthermore, on November 8, 2012, Skyfall: The IMAX Experience was released in IMAX theaters in North America, one day earlier than its wide-release to conventional theaters, and in 2013, Oblivion: The IMAX Experience and Star Trek: Into Darkness: An IMAX 3D Experience will be released to the IMAX theater network ahead of their North American wide-releases. The Company believes that this early release strategy helps make the release of the IMAX film an event, which can help increase audience excitement and enthusiasm for a film. IMAX theaters therefore serve as an additional distribution platform for Hollywood films, just as home video and pay-per-view are ancillary distribution platforms. In some cases, the Company may also have certain distribution rights to the films produced using its IMAX DMR technology.

The IMAX DMR process involves the following:

•	in certain instances, scanning, at the highest possible resolution, each individual frame of the movie and converting it into a digital image;

•	optimizing the image using proprietary image enhancement tools;

•	enhancing the digital image using techniques such as sharpening, color correction, grain and noise removal and the elimination of unsteadiness and removal of unwanted artifacts;

•	recording the enhanced digital image onto IMAX 15/70-format film or IMAX digital cinema package (“DCP”) format; and

•	specially re-mastering the sound track to take full advantage of the unique sound system of IMAX theater systems.

The first IMAX DMR film, Apollo 13: The IMAX Experience, produced in conjunction with Universal Pictures and Imagine Entertainment, was released in September 2002 to 48 IMAX theaters. One of the more recent IMAX DMR films, The Hobbit: An Expected Journey: An IMAX 3D Experience was released to 496 IMAX theaters. Since the release of Apollo 13: The IMAX Experience, an additional 118 IMAX DMR films have been released to the IMAX theater network as at December 31, 2012.

Advances in the IMAX DMR process increasingly allow the re-mastering process to meet aggressive film production schedules. The Company has decreased the length of time it takes to reformat a film with its IMAX DMR technology. Apollo 13: The IMAX Experience, released in September 2002, was re-mastered in 16 weeks, while The Hobbit: An Expected Journey: An IMAX 3D Experience, released in December 2012, was re-mastered in less than one week. The IMAX DMR conversion of simultaneous, or “day-and-date” releases are done in parallel with the movie’s filming and editing, which is necessary for the simultaneous release of an IMAX DMR film with the domestic release to conventional theaters.

An IMAX film can also benefit from enhancements made by individual filmmakers exclusively for the IMAX release, including by using IMAX cameras in select scenes to further enhance the audience’s immersion in the film. Filmmakers such as Christopher Nolan and Michael Bay have used IMAX cameras to film select scenes in their films The Dark Knight: The IMAX Experience and Transformers: Revenge of the Fallen: The IMAX Experience. Most recently, filmmaker Brad Bird used IMAX cameras to film certain sequences in Mission: Impossible – Ghost Protocol: The IMAX Experience, released in December 2011 and Mr. Nolan used IMAX cameras to film over one hour of sequences’ in The Dark Knight Rises: The IMAX Experience, released in July 2012. Two of the films announced to date for 2013, Star Trek Into Darkness: An IMAX 3D Experience and The Hunger Games: Catching Fire: The IMAX Experience, will feature select sequences shot with IMAX cameras. Several movies in 2012 have featured footage taking advantage of the larger projected IMAX aspect ratio, including Prometheus: An IMAX 3D Experience, The Amazing Spider-Man: An IMAX 3D Experience and Skyfall: The IMAX Experience.

The original soundtracks of films to be released to the IMAX network are re-mastered for the IMAX five or six-channel digital sound systems for the IMAX DMR release. Unlike the soundtracks played in conventional theaters, IMAX re-mastered soundtracks are uncompressed and full fidelity. IMAX sound systems use proprietary loudspeaker systems and proprietary surround sound configurations that ensure every theater seat is in a good listening position.

In 2012, 35 films were converted through the IMAX DMR process and released to theaters in the IMAX network by film studios as compared to 25 films in 2011. These films were:

•	Underworld: Awakening: An IMAX 3D Experience (Sony Pictures Entertainment, January 2012);

•	Journey 2: The Mysterious Island An IMAX 3D Experience (New Line Cinema, February 2012);

•	The Lorax: An IMAX 3D Experience (Universal Pictures, March 2012);

•	John Carter: An IMAX 3D Experience (Walt Disney Studios, March 2012);

•	The Hunger Games: The IMAX Experience (Lionsgate, March 2012);

•	Wrath of the Titans: An IMAX 3D Experience (Warner Bros., March 2012);

•	Titanic: An IMAX 3D Experience (Paramount Pictures, Twentieth Century Fox, April 2012);

•	HOUBA! On the Trail of the Marsupilami: The IMAX Experience (Chez WAM, Pathé Distribution, April 2012, France only release);

•	Battleship: The IMAX Experience (Universal Pictures, April 2012, international only release);

•	The Avengers: An IMAX 3D Experience (Disney Studios, Marvel Studios, May 2012);

•	Dark Shadows: The IMAX Experience (Warner Bros., May 2012);

•	Men In Black III: An IMAX 3D Experience (Sony Pictures, May 2012);

•	Prometheus: An IMAX 3D Experience (Twentieth Century Fox, June 2012);

•	Madagascar 3: Europe’s Most Wanted: An IMAX 3D Experience (DreamWorks Animation, June 2012, international only release);

•	Rock of Ages: The IMAX Experience (Warner Bros., June 2012);

•	The Amazing Spider-Man: An IMAX 3D Experience (Sony Pictures, July 2012);

•	The Dark Knight Rises: The IMAX Experience (Warner Bros., July 2012);

•	Total Recall: The IMAX Experience (Sony Pictures, August 2012, late-breaking select international markets only);

•	The Bourne Legacy: The IMAX Experience (Universal Pictures, August 2012, late-breaking select international markets only);

•	Indiana Jones and the Raiders of the Lost Ark: The IMAX Experience (Paramount Pictures, September 2012);

•	Resident Evil: Retribution: An IMAX 3D Experience (Sony Pictures, September 2012);

•	Tai Chi 0: An IMAX 3D Experience (Huayi Bros., September 2012, Asia Only);

•	Frankenweenie: An IMAX 3D Experience (Walt Disney Pictures, October 2012);

•	Paranormal Activity 4: The IMAX Experience (Paramount Pictures, October 2012);

•	Tai Chi Hero: An IMAX 3D Experience (Huayi Bros., October 2012, Asia only);

•	Cloud Atlas: The IMAX Experience (Warner Bros., October 2012);

•	Skyfall: The IMAX Experience (Sony Pictures, November 2012);

•	Cirque du Soleil: Worlds Away: An IMAX 3D Experience (Paramount Pictures, November 2012, Asia only);

•	The Twilight Saga: Breaking Dawn – Part 2: The IMAX Experience (Lionsgate, November 2012, UK and select International markets);

•	Life of Pi: An IMAX 3D Experience (Twentieth Century Fox, November 2012);

•	Rise of the Guardians: An IMAX 3D Experience (DreamWorks Animation, November 2012);

•	Back to 1942: The IMAX Experience (Huayi Bros., November 2012, Asia only);

•	CZ12: An IMAX 3D Experience (JCE Entertainment Ltd., Huayi Brothers & Emperor Motion Pictures, December 2012, Asia only);

•	The Hobbit: An Unexpected Journey: An IMAX 3D Experience (Warner Bros., December 2012); and

•	Les Misérables: The IMAX Experience (Universal Pictures, December 2012).

In addition, in conjunction with MacGillivray Freeman Films and Warner Bros., the Company released IMAX original production, To the Arctic 3D, in April 2012.

To date, the Company has announced the following 23 DMR films that will be released in 2013 to the IMAX theater network:

•	The Grandmaster: The IMAX Experience (Jet Tone Films and Sil-Metropole Organization, January 2013);

•	Hansel & Gretel: Witch Hunters: An IMAX 3D Experience (Paramount Pictures, January 2013);

•	Journey to the West: Conquering the Demons: An IMAX 3D Experience (Bingo Movie Development Ltd, February 2013);

•	Top Gun: An IMAX 3D Experience (Paramount Pictures, February 2013);

•	A Good Day to Die Hard: The IMAX Experience (Twentieth Century Fox, February 2013);

•	Jack the Giant Slayer: An IMAX 3D Experience (Warner Bros., March 2013);

•	Oz: The Great and Powerful: An IMAX 3D Experience (Walt Disney Pictures, March 2013);

•	G.I. Joe: Retaliation: An IMAX 3D Experience (Paramount Pictures, March 2013);

•	Dragon Ball Z: Battle of the Gods: An IMAX 3D Experience (Toei Animation Company, March 2013);

•	Oblivion: The IMAX Experience (Universal Pictures, April 2013);

•	Jurassic Park: An IMAX 3D Experience (Universal Pictures, April 2013);

•	Iron Man 3: An IMAX 3D Experience (Walt Disney Pictures, May 2013);

•	Star Trek: Into Darkness: An IMAX 3D Experience (Paramount Pictures, May 2013);

•	Man of Steel: The IMAX Experience (Warner Bros., June 2013);

•	Pacific Rim: An IMAX 3D Experience (Warner Bros., July 2013);

•	300: Rise of an Empire: An IMAX 3D Experience (Warner Bros., August 2013);

•	Riddick Sequel: The IMAX Experience (Universal Pictures, September 2013);

•	Gravity: An IMAX 3D Experience (Warner Bros., October 2013);

•	Stalingrad: An IMAX 3D Experience (AR Films, October 2013, Russia and the CIS only);

•	Seventh Son: An IMAX 3D Experience (Warner Bros., October 2013);

•	The Hunger Games: Catching Fire: The IMAX Experience (Lionsgate., November 2013);

•	The Hobbit: The Desolation of Smaug: An IMAX 3D Experience (Warner Bros., December 2013); and

•	Dhoom 3: The IMAX Experience (Yash Raj Films, 2013, India only).

The Company remains in active negotiations with all of Hollywood’s studios for additional films to fill out its short and long-term film slate and expects a similar number of IMAX DMR films to be released to the IMAX network in 2013 as were released 2012.

The Company expects to announce additional local language IMAX DMR films to be released to the IMAX theater network in 2013 and beyond. Supplementing the Company’s film slate of Hollywood DMR titles with appealing local DMR titles is an important component of the Company’s international film strategy.

Film Distribution

The Company is also a distributor of large-format films, that cater primarily to its institutional theater partners. The Company distributes films which it has produced or for which it has acquired distribution rights from independent producers. As a distributor, the Company receives a fixed fee and/or a percentage of the theater box-office receipts.

Films produced by the Company are typically financed through third parties. The Company will generally receive a film production fee in exchange for producing the film and a distribution fee for distributing the film. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company.

As at December 31, 2012, the Company’s film library consisted of 285 IMAX original films, which cover such subjects as space, wildlife, music, history and natural wonders. The Company currently has distribution rights with respect to 46 of such films. Large-format films that have been successfully distributed by the Company include: To the Arctic 3D: An IMAX 3D Experience, which was released in April 2012 and has grossed over $13.9 million as at the end of 2012; Born to be Wild 3D: An IMAX 3D Experience, which was released by the Company and Warner Bros. Pictures (“WB”) in April 2011 and has grossed over $32.0 million as at the end of 2012; Hubble 3D: An IMAX 3D Experience, which was released by the Company and WB in March 2010 and has grossed over $51.8 million as at the end of 2012; Under the Sea 3D: An IMAX 3D Experience, which was released by the Company and WB in February 2009 and has grossed over $44.5 million as at the end of 2012; Deep Sea 3D: An IMAX 3D Experience, which was released by the Company and WB in March 2006 and has grossed more than $93.5 million as at the end of 2012; SPACE STATION, which was released in April 2002 and has grossed over $120.8 million as at the end of 2012 and T-REX: Back to the Cretaceous, which was released by the Company in 1998 and has grossed over $103.9 million as at the end of 2012. Large-format films have significantly longer exhibition periods than conventional commercial films and many of the films in the large-format library have remained popular for many decades, including the films To Fly! (1976), Grand Canyon — The Hidden Secrets (1984) and The Dream Is Alive (1985).

Film Post-Production

David Keighley Productions 70MM Inc., a wholly-owned subsidiary of the Company, provides film post-production and quality control services for large-format films (whether produced internally or externally), and digital post-production services.

Other

Theater Operations

As at December 31, 2012 and 2011, the Company had four owned and operated theaters on leased premises. In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses. The Company also provides management services to two theaters.

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

Due to the increasing success major Hollywood filmmakers have had with IMAX cameras, the Company has identified the development and manufacture of additional IMAX cameras as an important research and development initiative.

The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers.

MARKETING AND CUSTOMERS

The Company markets its theater systems through a direct sales force and marketing staff located in offices in Canada, the United States, Greater China, Europe and Asia. In addition, the Company has agreements with consultants, business brokers and real estate professionals to locate potential customers and theater sites for the Company on a commission basis. During 2012, the Company re-invested in its brand with a consumer brand marketing campaign that encompasses social media, in-theater marketing and Internet advertising.

The commercial multiplex theater segment of the Company’s theater network is now its largest segment, comprising 598 theaters, or 81.8%, of the 731 theaters open as at December 31, 2012. The Company’s institutional customers include science and natural history museums, zoos, aquaria and other educational and cultural centers. The Company also sells or leases its theater systems to theme parks, tourist destination sites, fairs and expositions (the Commercial Destination segment). At December 31, 2012, approximately 45.8% of all opened IMAX theaters were in locations outside of the United States and Canada. The following table outlines the breakdown of the theater network by type and geographic location as at December 31:

	2012 Theater Network Base				2011 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	290	6	57	353	269	6	61	336
Canada	34	2	7	43	26	2	7	35
Greater China(1)	108	—	20	128	70	—	18	88
Western Europe	42	7	11	60	36	7	10	53
Asia (excluding Greater China)	46	3	7	56	35	3	9	47
Russia & the CIS	32	—	—	32	22	—	—	22
Latin America(2)	19	—	10	29	15	—	10	25
Rest of the World	27	1	2	30	24	2	2	28

Total(3)	598	19	114	731	497	20	117	634

(1)	Greater China includes the People’s Republic of China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.
(3)	Includes 316 and 257 theater systems in operation as at December 31, 2012 and 2011, respectively, under joint revenue sharing arrangements.

For information on revenue breakdown by geographic area, see note 20 to the accompanying audited consolidated financial statements in Item 8. The Company’s foreign operations are subject to certain risks. See “Risk Factors – The Company conducts business internationally which exposes it to uncertainties and risks that could negatively affect its operations and sales” and “Risk Factors – The Company faces risks in connection with the continued expansion of its business in China” in Item 1A. The Company’s two largest customers as at December 31, 2012, collectively represent 32.1% of the Company’s network base of theaters and 15.9% of revenues.

INDUSTRY AND COMPETITION

In recent years, as the motion picture industry has transitioned from film projection to digital projection, a number of companies have introduced digital 3D projection technology and, since 2008, an increasingly large number of Hollywood features have been exhibited using these technologies. According to the National Association of Theater Owners, as at December 31, 2012, there were approximately 14,730 conventional-sized screens in U.S. multiplexes equipped with such digital 3D systems. In 2008, the Company introduced its proprietary digitally-based projector which is capable of 2D and 3D presentations on large screens and which comprises the majority of its current (and, the Company expects, future) theater system sales. Over the last several years, a number of commercial exhibitors have introduced their own large screen branded theaters. In addition, the Company has historically competed with manufacturers of large-format film projectors. The Company believes that all of these alternative film formats deliver images and experiences that are inferior to The IMAX Experience.

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

The Company believes the strength of the IMAX brand is an asset that has helped to establish the IMAX theater network as a unique and desirable release window for Hollywood movies. In 2012, the Company has begun to reinvest in its brand with a consumer brand marketing campaign that encompasses social media, in-theater marketing and Internet advertising.

RESEARCH AND DEVELOPMENT

The Company believes that it is one of the world’s leading entertainment technology companies with significant proprietary expertise in digital and film-based projection and sound system component design, engineering and imaging technology, particularly in 3D. During 2012, the Company increased its level of research and development as it is developing its next-generation laser-based projection system which is expected to provide greater brightness and clarity, a wider colour gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. A high level of research and development is expected to continue in 2013 as the Company continues its efforts to develop its next-generation laser-based projection system. In addition, the Company plans to continue to fund research and development activity in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing and manufacturing more IMAX cameras, enhancing the Company’s 2D and 3D image quality, expanding the applicability of the Company’s digital technology, developing IMAX theater systems’ capabilities in both home and live entertainment and further enhancing the IMAX theater and sound system design through the addition of more channels, improvements to the Company’s proprietary tuning system and mastering processes.

The motion picture industry has been, and will continue to be, affected by the development of digital technologies, particularly in the areas of content creation (image capture), post-production, digital re-mastering (such as IMAX DMR), distribution and display (projection). As such, the Company has made significant investments in digital technologies, including the development of a proprietary technology to digitally enhance image resolution and quality of motion picture films, the creation of an IMAX digital projector and the licensing of prominent laser illumination technology. Accordingly, the Company holds a number of patents, patents pending and other intellectual property rights in these areas. In addition, the Company holds numerous digital patents and relationships with key manufacturers and suppliers in digital technology.

In order to keep the Company at the forefront of digital technology, the Company has made strategic investments in laser technology. On October 17, 2011, the Company announced the completion of a deal in which it secured the exclusive license rights from Kodak to a portfolio of more than 50 patent families covering laser projection technology as well as rights in the digital cinema field to a broader range of Kodak technology. On February 7, 2012, the Company announced an agreement with Barco to jointly develop a laser-based digital projection system that incorporates Kodak technology. The Company believes that these arrangements with Kodak and Barco will enable IMAX theaters to present greater brightness and clarity, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The Company believes that a laser projection solution will allow IMAX’s network to show the highest quality digital content available. As part of its investment in laser digital technology, in September 2010, the Company also made a $1.5 million preferred share investment in Laser Light Engines, Inc. (“LLE”), a developer and manufacturer of laser-driven light sources. The Company is in discussions with LLE regarding the development of laser technology to incorporate into its laser-based digital projection solution. The Company plans to deploy a laser-based digital projection solution in the second half of 2014. As part of its agreement with Barco, in addition to co-developing a laser-based digital projection system, Barco will serve as IMAX’s exclusive supplier of xenon-based projection systems. The Company has worked with Barco to ensure the compatability of the Barco projector with IMAX theater systems and to ensure that the Barco projectors meet the specifications of The IMAX Experience.

In 2009, the Company developed its first 3D digital camera primarily for use in IMAX documentary productions. Portions of Born to Be Wild 3D: An IMAX 3D Experience were filmed with the IMAX 3D digital camera and the camera has subsequently been used to film portions of a new wildlife documentary (working title Madagascar). Due to the increasing success major Hollywood filmmakers have had with IMAX cameras, the Company has identified the development and manufacture of addition IMAX cameras as an important research and development initiative. To that end, the Company is also in early stages of development of an IMAX 2D digital camera for use by Hollywood directors who are seeking IMAX differentiation for portions of their movies.

The Company’s participation in 3net, a 24/7 3D cable channel venture, operated by a limited liability corporation owned by the Company, Discovery Communications and Sony Corporation that premiered on February 13, 2011, is an example of its strategic entry into the field of in-home entertainment technology. The Company has deployed its proprietary expertise in image technology and 3D technology to help set broadcast and presentation standards for the new channel. The Company expects to continue to deploy its proprietary expertise in image technology and 3D technology, as well as its proprietary film content and the IMAX brand, for further applications in in-home entertainment technology. The Company is also evaluating the possibility of designing a proprietary IMAX theater system for the home that will deliver a premium entertainment experience in a home theater environment, consistent with the IMAX brand.

For the years ended December 31, 2012, 2011, and 2010, the Company recorded research and development expenses of $11.4 million, $7.8 million and $6.2 million, respectively. As at December 31, 2012, 64 of the Company’s employees were connected with research and development projects.

MANUFACTURING AND SERVICE

Projector Component Manufacturing

The Company assembles the projector of its theater systems at its office in Mississauga, Ontario, Canada (near Toronto). The Company develops and designs all of the key elements of the proprietary technology involved in this component. Fabrication of a majority of parts and sub-assemblies is subcontracted to a group of carefully pre-qualified third-party suppliers. Manufacture and supply contracts are signed for the delivery of the component on an order-by-order basis. The Company believes its significant suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all parts and sub-assemblies, completes the final assembly and then subjects the projector to comprehensive testing individually and as a system prior to shipment. In 2012, these projectors, including the Company’s digital projection system, had reliability rates based on scheduled shows of approximately 99.9%.

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

To support the IMAX theater network, the Company has personnel stationed in major markets throughout the world who provide periodic and emergency maintenance and extended warranty services on existing theater systems. The Company provides various levels of maintenance and warranty services, which are priced accordingly. Under full service programs, Company personnel typically visit each theater every six months to provide preventative maintenance, cleaning and inspection services and emergency visits to resolve problems and issues with the theater system. Under some arrangements, customers can elect to participate in a service partnership program whereby the Company trains a customer’s technician to carry out certain aspects of maintenance. Under such shared maintenance arrangements, the Company participates in certain of the customer’s maintenance checks each year, provides a specified number of emergency visits and provides spare parts, as necessary. For digital systems, the Company provides pre-emptive maintenance through minor bug fixes, and also provides remote system monitoring and a network operations center that provides continuous access to product experts.

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

As at December 31, 2012, the Company holds or licenses 96 patents, has 38 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company’s patents in the United States, Canada and Japan for improvements to the IMAX projection system components expire between 2016 and 2028.

The Company owns or otherwise has rights to trademarks and trade names used in conjunction with the sale of its products, systems and services. The following trademarks are considered significant in terms of the current and contemplated operations of the Company: IMAX®, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, IMAX® 3D, IMAX® Dome, IMAX is Believing®, IMAX think big® and think big®. These trademarks are widely protected by registration or common law throughout the world. The Company also owns the service mark IMAX THEATRETM.

EMPLOYEES

The Company had 526 employees as at December 31, 2012, compared to 442 employees as at December 31, 2011. Both employee counts exclude hourly employees at the Company’s owned and operated theaters.

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

The Company’s primary customers are commercial multiplex exhibitors, whose systems represent 98.2% of the 276 systems in the Company’s backlog as at December 31, 2012. The Company is unable to predict if, or when, they or other exhibitors will purchase or lease IMAX theater systems or enter into joint revenue sharing arrangements with the Company, or whether any of the Company’s existing customers will continue to do any of the foregoing. If exhibitors choose to reduce their levels of expansion or decide not to purchase or lease IMAX theater systems or enter into joint revenue sharing arrangements with the Company, the Company’s revenues would not increase at an anticipated rate and motion picture studios may be less willing to convert their films into the Company’s format for exhibition in commercial IMAX theaters. As a result, the Company’s future revenues and cash flows could be adversely affected.

The success of the IMAX theater network is directly related to the availability and success of IMAX DMR films for which there can be no guarantee.

An important factor affecting the growth and success of the IMAX theater network is the availability of films for IMAX theaters and the box office performance of such films. The Company itself produces only a small number of such films and, as a result, the Company relies principally on films produced by third party filmmakers and studios, in particular Hollywood features converted into the Company’s large format using the Company’s IMAX DMR technology. In 2012, 35 IMAX DMR films were released by Hollywood studios to the worldwide IMAX theater network. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX theater network in 2013 and beyond. Supplementing the Company’s film slate of Hollywood DMR titles with appealing local DMR titles is an important component of the Company’s international film strategy. There is no guarantee that filmmakers and studios will continue to release films to the IMAX theater network, or that the films they produce will be commercially successful. The steady flow and successful box office performance of IMAX DMR releases have become increasingly important to the Company’s financial performance as the number of joint revenue sharing arrangements included in the overall IMAX network has grown considerably. The Company is increasingly directly impacted by box-office results for the films released to the IMAX network through its joint revenue sharing arrangements as well as through the percentage of the box-office receipts the Company receives from the studios releasing IMAX DMR films, and the Company’s continued ability to find suitable partners for joint revenue share arrangements and to sell IMAX theater systems also depends on the number and commercial success of films released to its network. The commercial success of films released to IMAX theaters depends on a number of factors outside of the Company’s control, including whether the film receives critical acclaim, the timing of its release, the success of the marketing efforts of the studio releasing the film and consumer preferences. Moreover, films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and quality of IMAX DMR and IMAX original films released to the IMAX theater network.

The introduction of new, competing products and technologies could harm the Company’s business.

The out-of-home entertainment industry is very competitive, and the Company faces a number of competitive challenges. According to the National Association of Theater Owners, as at December 31, 2012, there were approximately 14,730 conventional-sized screens in North American multiplexes equipped with digital 3D systems. In addition, some commercial exhibitors have introduced their own branded, large-screen 3D auditoriums and in many cases have marketed those auditoriums as having the same quality or attributes as an IMAX theater. The Company also may face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources to develop and support them. If the Company is unable to continue to deliver a premium movie-going experience, or if other technologies surpass those of the Company, the Company may be unable to continue to produce theater systems which are premium to, or differentiated from, other theater systems. If the Company is unable to produce a premium theater experience, consumers may be unwilling to pay the price premiums associated with the cost of IMAX theater tickets and box office performance of IMAX films may decline. Declining box office performance of IMAX films would materially and adversely harm the Company’s business and prospects. The Company also faces in-home competition from a number of alternative motion picture distribution channels such as home video, pay-per-view, video-on-demand, DVD, Internet and syndicated and broadcast television. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including gaming, sporting events, concerts, live theater, social media and restaurants.

Failure to respond adequately or in a timely fashion to changes and advancements in digital technology could negatively affect the Company’s business.

There have been a number of advancements in the digital cinema field in recent years. In order to keep pace with these changes and in order to continue to provide an experience which is premium to and differentiated from conventional cinema experiences, the Company has made, and expects to continue to make, significant investments in digital technology in the form of research and development and the acquisition of third party intellectual property and/or proprietary technology. Recently, the Company has made significant investments in laser technology as part of its effort to develop a next-generation laser-based digital projection system. The process of developing new technologies is inherently uncertain, and the Company can provide no assurance its investments will result in commercially viable advancements to the Company’s existing products or in commercially successful new products, or that any such advancements or products will be developed within the timeframe expected.

The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects.

A significant portion of the Company’s revenues are generated by customers located outside the United States and Canada. Approximately 48%, 46% and 39% of its revenues were derived outside of the United States and Canada in 2012, 2011 and 2010, respectively. As at December 31, 2012, approximately 80.1% of IMAX theater systems arrangements in backlog are scheduled to be installed in international markets. Accordingly, the Company expects to expand its international operations to account for an increasingly significant portion of its revenues in the future. There are a number of risks associated with operating in international markets that could negatively affect the Company’s operations, sales and future growth prospects. These risks include:

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

As the Company begins to expand the number of its theaters under joint revenue sharing arrangements in international markets, the Company’s revenues from its international operations will become increasingly dependent on the box office performance of its films. In addition, as the Company’s international network has expanded, the Company has signed deals with movie studios in other countries to convert their films to the Company’s large format and release them to IMAX theaters. The Company may be unable to select films which will be successful in international markets or unsuccessful in selecting the right mix of Hollywood and local DMR films in a particular country or region. Also, conflicts in international release schedules may make it difficult to release every IMAX film in certain markets. Finally, box office reporting in certain countries may be less accurate and therefore less reliable than in the United States and Canada.

The Company faces risks in connection with the continued expansion of its business in China.

At present, Greater China is the Company’s second-largest and fastest growing market. As at December 31, 2012, the Company had 128 theaters operating in Greater China with an additional 122 theaters in backlog that are scheduled to be installed in Greater China by 2018. In order to enable further growth in China, in 2011, the Company formed IMAX China, a wholly-owned subsidiary of the Company. Also in 2011, the Company entered into key joint revenue sharing relationships in China, including a 75-theater arrangement with Wanda Cinema Line Corporation (“Wanda”), which is the Company’s largest single international partnership to date, and reflects an even greater financial investment in China. In addition, the Company has begun to release an increasing number of Chinese IMAX DMR films to its growing network in Greater China. As the Company furthers its commitment to China, it is increasingly exposed to risks in that region. These risks include changes in laws and regulations, currency fluctuations, increased competition and changes in economic conditions including consumer spending. Adverse developments in these areas could cause the Company to lose some or all of its investment in China and could cause the Company to fail to achieve anticipated growth.

Moreover, certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates both the scope of the Company’s investment in China and the business conducted by it within China. For instance, the Chinese government regulates both the number and timing of Hollywood films released to the China market. The Company cannot provide assurance that the Chinese government will continue to permit the release of IMAX films in China or that the timing of IMAX releases will be favorable to the Company. There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. If the Company were unable to navigate China’s regulatory environment, or if the Company were unable to enforce its intellectual property or contract rights in China, the Company’s business would be adversely impacted.

With the acquisition of AMC by Wanda, the Company’s largest customer will account for a greater percentage of the Company’s revenue and backlog.

In the third quarter of 2012, Dalian Wanda Group Co., Ltd., the parent company of Wanda, acquired AMC Entertainment Holdings, Inc. (“AMC”). Prior to this transaction, AMC and Wanda were the Company’s first and third largest customers. Under common ownership Wanda/AMC is the Company’s largest customer, representing approximately 12.2%, 14.1% and 12.2% of the Company’s total revenue in 2012, 2011 and 2010, respectively. The share of the Company’s revenue and backlog that is generated by Wanda/AMC may grow as and if the Company and Wanda and/or AMC enter into additional arrangements for IMAX theater systems. Under common ownership, Wanda/AMC may be able to command increased leverage, and no assurance can be given that Wanda/AMC will continue to purchase theater systems and/or enter into joint revenue sharing arrangements with the Company and if so, whether contractual terms will be affected. If the Company does business with Wanda/AMC less frequently or on less favorable terms than currently, the Company’s operating results may be adversely affected.

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

The Company owns or licenses patents issued and patent applications pending, including those covering its digital projector, digital conversion technology and laser illumination technology. The Company’s patents are filed in the United States, often with corresponding patents or filed applications in other jurisdictions, such as Canada, China, Belgium, Japan, France, Germany and the United Kingdom. The patent applications pending may not be issued or the patents may not provide the Company with any competitive advantages. The patent applications may also be challenged by third parties. Several of the Company’s issued patents in the United States, Canada and Japan for improvements to IMAX projectors, IMAX 3D Dome and sound system components expire between 2016 and 2028. Any claims or litigation initiated by the Company to protect its proprietary technology could be time consuming, costly and divert the attention of its technical and management resources.

In 2011, the Company licensed digital laser technology from Kodak. In January 2012, Kodak filed for bankruptcy protection in the Southern District of New York. While the Company believes it has incorporated sufficient protections into its license agreement with Kodak, there are no guarantees the intellectual property it licensed from Kodak could not be adversely affected by Kodak’s bankruptcy filing.

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

The Company’s supply of analog film may be constrained as a result of the bankruptcy of Eastman Kodak Company.

Kodak, which is the Company’s sole supplier of analog film, filed for bankruptcy protection in the Southern District of New York in January 2012. In August 2012 the court overseeing Kodak’s bankruptcy proceedings granted Kodak’s motion to reject its film supply agreement with the Company. Kodak has stated publicly that it intends to continue to own and operate its film products business, and to date, Kodak has continued to supply the Company with analog film. However, the Company can provide no assurance that Kodak either will continue to supply analog film under terms acceptable to the Company, or that it will continue to manufacture film at all. Furthermore, Fujifilm Corporation, which had been another significant supplier of analog film to the movie industry, announced in September 2012 that it would cease production for motion pictures beginning in March 2013. As of December 31, 2012, the Company had 167 film-based theaters in its network, and the Company also uses analog film in its film-based cameras. Without a sufficient supply of analog film, the Company may be unable to supply film prints to its film-based theater customers, and it may be unable to utilize its film-based cameras for shooting IMAX films.

The Company is undertaking new lines of business and these new business initiatives may not be successful.

The Company is actively exploring new areas of brand extension, particularly in in-home theater entertainment and alternative theater content. These initiatives represent new areas of growth for the Company, which may not prove to be successful. Some of these initiatives could include the offering of new products and services that may not be accepted by the market. For instance, the Company’s equity investment in 3net, a 3D television channel operated by a limited liability corporation owned by the Company, Discovery Communications and Sony Corporation which debuted on February 13, 2011, recorded an equity loss of approximately $1.4 million, $1.8 million and $0.5 million in 2012, 2011 and 2010, respectively. Some areas of potential growth for the Company are in the field of in-home entertainment technology, which is an intensively competitive business and which is dependent on consumer demand, over which the Company has no control. If any new business in which the Company invests or attempts to develop does not progress as planned, the Company may be adversely affected by investment expenses that have not led to the anticipated results, by the distraction of management from its core business or by damage to its brand or reputation.

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

The macro-economic outlook for 2013 remains uncertain in many markets and the U.S. and global economies could remain significantly challenged for an indeterminate period of time. While historically the movie industry has proved to be somewhat resistant to economic downturns, present economic conditions, which are beyond the Company’s control, could lead to a decrease in discretionary consumer spending. It is difficult to predict the severity and the duration of any decrease in discretionary consumer spending resulting from the economic downturn and what affect it may have on the movie industry, in general, and box office results of the Company’s films in particular. In recent years, the majority of the Company’s revenue has been directly derived from the box-office revenues of its films. Accordingly, any decline in attendance at commercial IMAX theaters could materially and adversely affect several sources of key revenue streams for the Company.

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

As at December 31, 2012, the Company had approximately $14.8 million of U.S. consolidated federal tax and certain other state tax net operating loss carryforwards. Realization of some or all of the benefit from these U.S. net tax operating losses is dependent on the absence of certain “ownership changes” of the Company’s common shares. An “ownership change,” as defined in the applicable federal income tax rules, would place possible limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income that the Company may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could significantly reduce or effectively eliminate the Company’s ability to use its U.S. net operating losses to offset any future taxable income.

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

At December 31, 2012, the Company’s sales backlog included 276 theater systems, consisting of 139 systems under sales arrangements and 137 theater systems under joint revenue sharing arrangements. The Company lists signed contracts for theater systems for which revenue has not been recognized as sales backlog prior to the time of revenue recognition. The total value of the sales backlog represents all signed theater system sale or lease agreements that are expected to be recognized as revenue in the future and includes initial fees along with the present value of fixed minimum ongoing fees due over the term, but excludes contingent fees in excess of fixed minimum ongoing fees that might be received in the future and maintenance and extended warranty fees. Notwithstanding the legal obligation to do so, not all of the Company’s customers with which it has signed contracts may accept delivery of theater systems that are included in the Company’s backlog. This could adversely affect the Company’s future revenues and cash flows. In addition, customers with theater system obligations in backlog sometimes request that the Company agree to modify or reduce such obligations, which the Company has agreed to in the past under certain circumstances. Customer requested delays in the installation of theater systems in backlog remain a recurring and unpredictable part of the Company’s business.

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

Beginning in the first quarter of 2013, the Company is implementing a new ERP system that will deliver a new generation of work processes and information systems. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that take several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. If the Company does not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect the Company’s operations, financial reporting systems, the Company’s ability to produce financial reports, and/or the effectiveness of internal control over financial reporting.

The Company’s stock price has historically been volatile and declines in market price, including as a result a market downturn, may negatively affect its ability to raise capital, issue debt, secure customer business and retain employees.

The Company is listed on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”) and its publicly traded shares have in the past experienced, and may continue to experience, significant price and volume fluctuations. This market volatility could reduce the market price of its common stock, regardless of the Company’s operating performance. A decline in the capital markets generally, or an adjustment in the market price or trading volumes of the Company’s publicly traded securities, may negatively affect its ability to raise capital, issue debt, secure customer business or retain employees. These factors, as well as general economic and geopolitical conditions, may have a material adverse effect on the market price of the Company’s publicly traded securities.

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

Under United States Generally Accepted Accounting Principles (“U.S. GAAP”), the Company reviews its long lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be qualitatively assessed at least annually and when events or changes in circumstances arise or can be quantitatively tested for impairment. Factors that may be considered a change in circumstances include (but are not limited to) a decline in stock price and market capitalization, declines in future cash flows, and slower growth rates in the Company’s industry. The Company may be required to record a significant charge to earnings in its financial statements during the period in which any impairment of its goodwill or long lived assets is determined.

Changes in accounting and changes in management’s estimates may affect the Company’s reported earnings and operating income.

U.S. GAAP and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of the Company’s business, such as revenue recognition, film accounting, accounting for pensions and other postretirement benefits, accounting for income taxes, and treatment of goodwill or long lived assets, are highly complex and involve many subjective judgments. Changes in these rules, their interpretation, management’s estimates, or changes in the Company’s products or business could significantly change its reported future earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations. See “Critical Accounting Policies” in Item 7.

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

The Company’s principal executive offices are located in Mississauga, Ontario, Canada, New York, New York, and Santa Monica, California. The Company’s principal facilities are as follows:

	Operation	Own/Lease	Expiration
Mississauga, Ontario(1)	Headquarters, Administrative, Assembly and Research and Development	Own	N/A
Santa Monica, California	Sales, Marketing, Film Production and Post-Production	Lease	2015
Beijing, China	Sales	Lease	2015
New York, New York	Executive	Lease	2014
Tokyo, Japan	Sales, Marketing and Maintenance	Lease	2014
Shanghai, China	Sales, Marketing, Maintenance and Administrative	Lease	2014
Moscow, Russia	Sales	Lease	2014
London, United Kingdom	Sales	Lease	2013

(1)	This facility is subject to a charge in favor of Wells Fargo Bank in connection with a secured term and revolving credit facility (see note 12 to the accompanying audited consolidated financial statements in Item 8).

Item 3.	Legal Proceedings

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

In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”), seeking damages as a result of E-City’s breach of a September 2000 lease agreement. An arbitration hearing took place in November 2005 against E-City which considered all claims by the Company. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. Further hearings took place in July 2006 and December 2006. On August 24, 2007, the ICC issued an award unanimously in favor of the Company in the amount of $9.4 million, consisting of past and future rents owed to the Company under its lease agreements, plus interest and costs. In the award, the ICC upheld the validity and enforceability of the Company’s theater system contract. The Company thereafter submitted its application to the arbitration panel for interest and costs. On March 27, 2008, the arbitration plan issued a final award in favor of the Company in the amount of $11.3 million, plus an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid, which the Company is seeking to enforce and collect in full. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India. The Company has opposed that application on a number of grounds and seeks to have the ICC award recognized in India. That Mumbai proceeding is still pending. On June 24, 2011, the Company commenced an application to the Ontario Superior Court of Justice for recognition of the final award. On December 2, 2011, the Ontario court issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application. On January 18, 2012, the Company filed an application in New York State Supreme Court seeking recognition of the Ontario order in New York. On April 11, 2012, the New York court issued an order granting the Company’s application, leading to an entry of $15.5 million judgment in favor of the Company on May 4, 2012. On January 30, 2013, the Company filed an action in the New York Supreme Court seeking to collect the amount due under the New York judgment from certain entities and individuals affiliated with E-City.

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

A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit is in an early procedural stage and seeks compensatory and punitive damages, as well as costs and expenses. The Company is unable to estimate a potential loss exposure at this time. For reasons released December 14, 2009, the Court granted leave to the Plaintiffs to amend their statement of claim to plead certain claims pursuant to the Securities Act (Ontario) against the Company and certain individuals and granted certification of the action as a class proceeding. These are procedural decisions, and do not contain any conclusions binding on a judge at trial as to the factual or legal merits of the claim. Leave to appeal those decisions was denied. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits, exclusions and deductibles.

In addition to the matters described above, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common shares are listed for trading under the trading symbol “IMAX” on the NYSE. Prior to February 11, 2011, the Company’s common shares were listed for trading on the NASDAQ Global Select Market (“NASDAQ”). The common shares are also listed on the TSX under the trading symbol “IMX.” The following table sets forth the range of high and low sales prices per share for the common shares on NYSE and the TSX.

	U.S. Dollars
	High	Low
NYSE
Year ended December 31, 2012
Fourth quarter	$23.20	$20.23
Third quarter	$25.34	$19.21
Second quarter	$25.03	$19.19
First quarter	$26.43	$17.83
Year ended December 31, 2011
Fourth quarter	$21.43	$13.57
Third quarter	$32.60	$14.00
Second quarter	$37.26	$29.04
First quarter	$32.35	$25.57

	Canadian Dollars
	High	Low
TSX
Year ended December 31, 2012
Fourth quarter	$23.22	$19.76
Third quarter	$25.73	$18.89
Second quarter	$24.64	$19.94
First quarter	$26.15	$18.03
Year ended December 31, 2011
Fourth quarter	$21.83	$14.25
Third quarter	$31.94	$13.86
Second quarter	$36.40	$28.46
First quarter	$31.43	$25.53

As at January 31, 2013, the Company had approximately 259 registered holders of record of the Company’s common shares.

Within the last three years, the Company has not paid and has no current plans to pay, cash dividends on its common shares. The payment of dividends by the Company is subject to certain restrictions under the terms of the Company’s indebtedness (see note 12 to the accompanying audited consolidated financial statements in Item 8 and “Liquidity and Capital Resources” in Item 7). The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Equity Compensation Plans

The following table sets forth information regarding the Company’s Equity Compensation Plan as at December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	7,441,068	$18.48	5,855,417
Equity compensation plans not approved by security holders	nil	nil	nil

Total	7,441,068	$18.48	5,855,417

Performance Graph

The following graph compares the total cumulative shareholder return for $100 invested (assumes that all dividends were reinvested) in common shares of the Company against the cumulative total return of the NYSE Composite Index, the S&P/TSX Composite Index and the Bloomberg Hollywood Reporter Index on December 31, 2007 to the end of the most recently completed fiscal year.

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

Revision of Previously Issued Financial Statements

As explained in note 4 to the accompanying audited consolidated financial statements in Item 8 of the Company’s 2012 Form 10-K, during a review of the Company’s existing benefit packages, the Company determined that Canadian employees, upon meeting certain eligibility requirements, are entitled to postretirement health and welfare benefits for which the obligation had not been included in the prior financial statements as required under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 715 “Compensation – Retirement Benefits”. The summary table below presents the impact of the revision adjustments for each of the years in the five year period ended December 31(1):

	2011	2010	2009	2008
Net income (loss), as previously reported	$15,543	$100,779	$5,021	$(33,602)
Less: Selling, general and administrative expenses	(378)	(328)	(293)	(284)
Add: Recovery of income taxes	95	789	—	62

Net income (loss), as revised	$15,260	$101,240	$4,728	$(33,824)

Diluted EPS, as reported	$0.23	$1.51	$0.09	$(0.79)

Diluted EPS, as revised	$0.22	$1.52	$0.09	$(0.80)

(1)	The net impact of the revision adjustments to shareholders’ equity (deficiency) as of December 31, 2007 was a net increase of $2.5 million to the deficiency.

Item 6.	Selected Financial Data (continued)

The selected financial data set forth below is derived from the consolidated financial information of the Company. The financial information has been prepared in accordance with U.S. GAAP. All financial information referred to herein is expressed in U.S. dollars unless otherwise noted.

	Years Ended December 31,
(In thousands of U.S. dollars, except per share amounts)	2012	2011	2010	2009	2008
		As Revised	As Revised	As Revised	As Revised
Statements of Operations Data:
Revenues
Equipment and product sales	$78,161	$85,016	$72,578	$57,304	$27,853
Services	136,606	106,720	123,911	82,052	61,477
Rentals	61,268	34,810	46,936	25,758	8,207
Finance income	7,523	6,162	4,789	4,235	4,300
Other(1)	732	3,848	400	1,862	881

	284,290	236,556	248,614	171,211	102,718

Costs and expenses applicable to revenues
Equipment and product sales(2)(3)	37,538	38,742	36,394	29,040	17,182
Services(2)(3)	72,617	69,277	63,425	49,891	40,771
Rentals(3)	21,402	14,301	11,111	10,093	7,043
Other	—	1,018	32	635	169

	131,557	123,338	110,962	89,659	65,165

Gross margin	152,733	113,218	137,652	81,552	37,553
Selling, general and administrative expenses(4)	81,560	73,157	78,757	56,500	43,965
Provision for arbitration award(5)	—	2,055	—	—	—
Research and development	11,411	7,829	6,249	3,755	7,461
Amortization of intangibles	706	465	513	546	526
Receivable provisions, net of recoveries	524	1,570	1,443	1,067	1,977
Asset impairments(6)	—	28	45	180	—
Impairment of available-for-sale investment(7)	150	—	—	—	—

Income (loss) from continuing operations	58,382	28,114	50,645	19,504	(16,376)
Interest income	85	57	399	98	381
Interest expense	(689)	(1,827)	(1,885)	(13,845)	(17,707)
Loss on repurchase of Senior Notes due December 2010(8)	—	—	—	(579)	—

Income (loss) from continuing operations before income taxes	57,778	26,344	49,159	5,178	(33,702)
(Provision for) recovery of income taxes(9)	(15,079)	(9,293)	52,574	(274)	(30)
Loss from equity-accounted investments	(1,362)	(1,791)	(493)	—	—

Net income (loss) from continuing operations	41,337	15,260	101,240	4,904	(33,732)
Net loss from discontinued operations(10)	—	—	—	(176)	(92)

Net income (loss)	$41,337	$15,260	$101,240	$4,728	$(33,824)

Net income (loss) per share—basic and diluted:
Net income (loss) per share—basic:
Net income (loss) from continuing operations	$0.63	$0.24	$1.59	$0.09	$(0.80)
Net income from discontinued operations	$—	$—	$—	$—	$—

	$0.63	$0.24	$1.59	$0.09	$(0.80)

Net income (loss) per share—diluted:
Net income (loss) from continuing operations	$0.61	$0.22	$1.52	$0.09	$(0.80)
Net income from discontinued operations	$—	$—	$—	$—	$—

	$0.61	$0.22	$1.52	$0.09	$(0.80)

(1)	The Company enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater systems. During the period of time between signing and theater system installation, certain customers each year are unable to, or elect not to, proceed with the theater system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and/or the Company may terminate the arrangement by default or by entering into a consensual buyout. In these situations the parties are released from their future obligations under the arrangement, and the initial payments that the customer previously made to the Company and recognized as revenue are typically not refunded. In addition, the Company enters into agreements with customers to terminate their obligations for a theater system configuration and enter into a new arrangement for a different configuration. Other revenues from settlement arrangements were $0.7 million, $3.8 million, $0.4 million, $1.9 million, and $0.9 million in 2012, 2011, 2010, 2009 and 2008, respectively.
(2)	In 2012, the Company recognized a charge of $0.9 million in costs and expenses applicable to revenues for the write-down of certain service parts and film-based inventories. Included for the periods 2008 through 2012 are the following inventory write-downs:

	2012	2011	2010	2009	2008
Equipment and product sales	$795	$—	$827	$48	$2,397
Services	103	—	172	849	93

	$898	$—	$999	$897	$2,490

(3)	The Company recorded advertising, marketing, and commission costs for the periods 2008 through 2012 as listed below:

	2012	2011	2010	2009	2008
Equipment and product sales	$2,690	$2,394	$1,925	$2,041	$1,035
Services	4,773	5,648	2,793	2,381	1,622
Rentals	3,381	5,432	4,236	3,405	1,788

Advertising, marketing, and commission costs	$10,844	$13,474	$8,954	$7,827	$4,445

(4)	Includes share-based compensation expense of $13.1 million, $11.7 million, $26.0 million, $17.5 million and $1.0 million for 2012, 2011, 2010, 2009 and 2008, respectively.
(5)	In 2011, the Company recorded a provision of $2.1 million regarding an award issued in connection with an arbitration proceeding brought against the Company, relating to agreements entered into in 1994 and 1995 by its former Ridefilm subsidiary, whose business the Company discontinued through a sale to a third party in March 2001. The award was vacated as the parties entered into a confidential settlement agreement in which the parties agreed to dismiss any outstanding disputes among them. See note 14(c) of the accompanying audited consolidated financial statements in Item 8 for more information.
(6)	In 2012, the Company recorded asset impairment charges of $nil. Asset impairment charges related to the impairment of assets of certain theater operations amounted to less than $0.1 million, less than $0.1 million, $0.2 million and $nil in 2011, 2010, 2009 and 2008, respectively, after the Company assessed the carrying value of certain assets.
(7)	In 2012, the Company recognized a $0.2 million other-than-temporary impairment of its available-for-sale investment as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost.

(8)	In 2009, the Company repurchased all of its outstanding $160.0 million aggregate principal amount of the Company’s 9.625% Senior Notes. The Company paid cash to reacquire its bonds, thereby releasing the Company from further obligations to various holders under the indenture governing the Senior Notes. The Company accounted for the bond repurchase in accordance with the Debt Topic of the FASB ASC whereby the net carrying amount of the debt extinguished was the face value of the bonds adjusted for any unamortized premium, discount and costs of issuance, which resulted in a loss of $0.6 million.
(9)	The recovery for income taxes in the year ended December 31, 2010 includes a net non-cash income tax benefit of $55.5 million related to a decrease in the valuation allowance for the Company’s deferred tax assets and other tax adjustments. This release of the valuation allowance was recorded after it was determined that realization of this deferred income tax benefit is now more likely than not based on current and anticipated future earnings trends.
(10)	In 2009, the Company closed its owned and operated Vancouver and Tempe IMAX theaters. The net loss from the operation of the theaters are reflected as discontinued operations, as there are no continuing cash flows from either a migration or a continuation of activities

BALANCE SHEET DATA

(in thousands of U.S. dollars)	As at December 31,
	2012	2011(2)	2010(2)	2009(2)	2008(2)
Cash and cash equivalents	$21,336	$18,138	$30,390	$20,081	$27,017
Total assets(1)	$421,872	$407,249	$349,948	$247,546	$228,667
Total indebtedness	$11,000	$55,083	$17,500	$50,000	$180,000
Total shareholders’ equity (deficiency)	$253,079	$189,868	$155,878	$42,136	$(99,333	)(3)

(1)	2009 and 2008 balance sheet data includes the assets of discontinued operations.
(2)	2011, 2010, 2009 and 2008 total assets and total shareholders’ equity (deficiency) have been revised to reflect an unfunded postretirement obligation of the Company.
(3)	Includes opening retained earnings net decrease of $2.5 million for years prior to 2008 as a result of the revision adjustments.

QUARTERLY STATEMENTS OF OPERATIONS SUPPLEMENTARY DATA (UNAUDITED)

	2012
(in thousands of U.S. dollars, except per share amounts)	Q1(1)	Q2(1)	Q3(1)	Q4
Revenues	$55,596	$70,210	$80,711	$77,773
Costs and expenses applicable to revenues	28,735	31,377	35,961	35,484

Gross margin	$26,861	$38,833	$44,750	$42,289

Net income—as previously reported	$2,588	$11,080	$14,990
Adjustment resulting from a correction to reflect an unfunded postretirement obligation	(79)	(46)	(79)

Net income—as revised (for Q1 through Q3)	$2,509	$11,034	$14,911	$12,883

Net income per share—basic—as previously reported	$0.04	$0.17	$0.23
Net income per share—basic—as revised (for Q1 through Q3)	$0.04	$0.17	$0.23	$0.19
Net income per share—diluted—as previously reported	$0.04	$0.16	$0.22
Net income per share—diluted—as revised (for Q1 through Q3)	$0.04	$0.16	$0.22	$0.19

	2011
	Q1(1)	Q2(1)	Q3(1)	Q4(1)
Revenues	$45,160	$57,232	$67,488	$66,676
Costs and expenses applicable to revenues	24,514	30,930	31,050	36,844

Gross margin	$20,646	$26,302	$36,438	$29,832

Net (loss) income—as previously reported	$(1,003)	$1,825	$8,392	$6,329
Adjustment resulting from a correction to reflect an unfunded postretirement obligation	(71)	(71)	(70)	(71)

Net (loss) income—as revised	$(1,074)	$1,754	$8,322	$6,258

Net (loss) income per share—basic—as previously reported	$(0.02)	$0.03	$0.13	$0.10
Net (loss) income per share—basic—as revised	$(0.02)	$0.03	$0.13	$0.10

Net (loss) income per share—diluted—as previously reported	$(0.02)	$0.03	$0.13	$0.09
Net (loss) income per share—diluted—as revised	$(0.02)	$0.03	$0.12	$0.09

(1)	As disclosed in note 4 to the accompanying audited consolidated financial statements in Item 8, the Company identified an error in the fourth quarter of 2012. Management has assessed the materiality of the error and has determined it was not material to any prior period. The Company will revise the comparative numbers presented in future quarterly filings as filed.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.” The Company combines proprietary software, architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios are utilizing IMAX theaters to connect with audiences in extraordinary ways, and, as such, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. As of December 31, 2012 there were 731 IMAX theater systems (598 commercial multiplexes, 19 commercial destinations, 114 institutional) operating in 53 countries. This compares to 634 theater systems (497 commercial multiplexes, 20 commercial destinations, 117 institutional) operating in 50 countries as of December 31, 2011.

IMAX theater systems combine:

•	IMAX DMR (Digital Re-Mastering) movie conversion technology, which results in higher image and sound fidelity than conventional cinema experiences;

•	advanced, high-resolution projectors with specialized equipment and automated theater control systems, which generate significantly more contrast and brightness than conventional theater systems;

•

large screens and proprietary theater geometry, which result in a substantially larger field of view so that the screen extends to the edge of a viewer’s peripheral vision and creates more realistic images;

•	sound system components, which deliver more expansive sound imagery and pinpointed origination of sound to any specific spot in an IMAX theater; and

•	specialized theater acoustics, which result in a four-fold reduction in background noise.

The combination of these components causes audiences in IMAX theaters to feel as if they are a part of the on-screen action, creating a more intense, immersive and exciting experience than in a traditional theater. In addition, the Company’s IMAX 3D theater systems combine the same theater systems with 3D images that further enhance the audience’s feeling of being immersed in the film.

As a result of the immersiveness and superior image and sound quality of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for IMAX DMR films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX, generates incremental box office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box office generated by IMAX DMR films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood blockbuster films. Driven by the introduction of its digital projection system into the marketplace in 2008, the number of IMAX DMR films released to the theater network per year has increased to 35 films in 2012, up from 25 films in 2011 and 6 films in 2007. The Company expects to release a similar number of IMAX DMR films in 2013 as compared to 2012.

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. Accordingly, one of the Company’s key short-term initiatives is the development of a next-generation laser-based digital projection system. In 2011, the Company announced the completion of a deal in which it secured certain exclusive license rights to a portfolio of intellectual property in the digital cinema field owned by the Eastman Kodak Company (“Kodak”). The transaction involves rights to technology related to laser projection as well as rights in the digital cinema field to a broader range of Kodak technology. On February 7, 2012, the Company announced an agreement with Barco N.V. (“Barco”) to co-develop a laser-based digital projection system that incorporates Kodak technology. The Company believes that these arrangements with Kodak and Barco will enable IMAX laser projectors to present greater brightness and clarity, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The Company believes that a laser projection solution, which it plans to start to roll-out in the second half of 2014, will allow IMAX’s network to show the highest quality of digital content and provide the Company the ability to illuminate the largest screens in its network, which are currently film-based.

Important factors that the Company’s Chief Executive Officer (“CEO”) Richard L. Gelfond uses in assessing the Company’s business and prospects include:

•	the signing, installation and financial performance of theater system arrangements (particularly its joint revenue sharing arrangements);

•	film performance and the securing of new film projects (particularly IMAX DMR films);

•	revenue and gross margins from the Company’s operating segments;

•	operating leverage;

•	earnings from operations as adjusted for unusual items that the Company views as non-recurring;

•	short—and long-term cash flow projections;

•	the continuing ability to invest in and improve the Company’s technology to enhance its differentiation of presentation versus other cinematic experiences; and

•	the overall execution, reliability and consumer acceptance of The IMAX Experience, related technologies and new initiatives.

The primary revenue sources for the Company can be categorized into two main groups: theater systems and films. On the theater systems side, the Company derives revenues from theater exhibitors primarily through either a sale or sales-type lease arrangement or a joint revenue sharing arrangement. Theater exhibitors also pay for associated maintenance and extended warranty services. Film revenue is derived primarily from film studios for the provision of film production and digital re-mastering services for exhibition on IMAX theater systems around the world. A portion of the Company’s film revenues are also derived from the distribution of certain films and the provision of post-production services. The Company also derives a small portion of other revenues from the operation of its own theaters, the provision of aftermarket parts for its system components, and camera rentals.

IMAX Theater Systems: IMAX Systems (Sales and Sales-type Leases), Joint Revenue Sharing Arrangements and Theater System Maintenance

One of the Company’s principal businesses is the design, manufacture and delivery of premium theater systems (“IMAX theater systems”). The theater system equipment components (including the projection system, sound system, screen system and, if applicable, 3D glasses cleaning machine), theater design support, supervision of installation, projectionist training and the use of the IMAX brand are all elements of what the Company considers the system deliverable (the “System Deliverable”). The IMAX theater systems are based on proprietary and patented technology developed over the course of the Company’s 45-year history. The Company’s customers who purchase, lease or otherwise acquire the IMAX theater systems through joint revenue sharing arrangements are theater exhibitors that operate commercial theaters (particularly multiplexes), museums, science centers, or destination entertainment sites. The Company generally does not own IMAX theaters, but licenses the use of its trademarks along with the sale, lease or contribution of the IMAX theater system.

IMAX Systems

The Company provides IMAX theater systems to customers on a sales or long-term lease basis, typically with an initial 10-year term. These agreements typically comprise of initial fees and ongoing fees (which can include a fixed minimum amount per annum and contingent fees in excess of the minimum payments) and maintenance and extended warranty fees. The initial fees vary depending on the system configuration and location of the theater and generally are paid to the Company in installments between the time of system signing and the time of system installation, which is when the total of these fees, in addition to the present value of future annual minimum payments, are recognized as revenue. Ongoing fees are paid over the term of the contract, commencing after the theater system has been installed and are generally equal to the greater of a fixed minimum amount per annum or a percentage of box-office receipts. Contingent payments in excess of fixed minimum ongoing payments are recognized as revenue when reported by theater operators, provided collectibility is reasonably assured. Typically, ongoing fees are indexed to a local consumer price index. Finance income is derived over the term of a financed sale or sales-type lease arrangement as the unearned income on that financed sale or sales-type lease is earned.

Under a sales agreement, title to the theater system equipment components passes to the customer. In certain instances, however, the Company retains title or a security interest in the equipment until the customer has made all payments required under the agreement. Under the terms of a sales-type lease agreement, title to the theater system equipment components remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer.

The revenue earned from customers under the Company’s theater system sales or lease agreements can vary from quarter to quarter and year to year based on a number of factors, including the number and mix of theater system configurations sold or leased, the timing of installation of the theater systems, the nature of the arrangement and other factors specific to individual contracts.

Joint Revenue Sharing Arrangements

The Company also provides IMAX theater systems to customers under joint revenue sharing arrangements, pursuant to which the Company provides the IMAX theater system in return for a portion of the customer’s IMAX box-office receipts, and in some cases concession revenues and/or a small upfront or initial payment. Pursuant to these revenue-sharing arrangements, the Company retains title to the theater system equipment components and rent payments are contingent, instead of fixed or determinable, on film performance. Joint revenue sharing arrangements generally have a 10-year initial term are typically renewable by the customer for one or more additional terms of between 5 and 10 years. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally non-cancellable by the customer unless the Company fails to perform its obligations.

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network, which has grown by approximately 245% since 2008. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Since customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box office, joint revenue sharing arrangements also drive recurring cash flows and earnings for the Company. The retirement of a significant portion of the Company’s debt during 2009, increased cash flows from operations during subsequent years and the Company’s expanded credit facility has allowed the Company the financial flexibility to fund the expansion of its joint revenue sharing strategy. As at December 31, 2012, the Company had 316 theaters in operation under joint revenue sharing arrangements, a 23.0% increase as compared to the 257 joint revenue sharing arrangements open as at December 31, 2011. The Company also had contracts in backlog for an additional 137 theaters under joint revenue sharing arrangements as at December 31, 2012.

The Company cautions that as an increasing portion of its revenues are derived from IMAX theaters under joint revenue sharing arrangements, it is increasingly subject to the success or failure of its IMAX DMR film slate. The revenue earned from customers under the Company’s joint revenue sharing arrangements can vary from quarter to quarter and year to year based on a number of factors including film performance, the mix of theater system configurations, the timing of installation of these theater systems, the nature of the arrangement, the location, size and management of the theater and other factors specific to individual arrangements. Ongoing revenue from theater systems under joint revenue sharing arrangements is derived from box-office results and concession revenues reported by the theater operator, provided collectibility is reasonably assured.

Theater System Maintenance

For all IMAX theaters, theater owners or operators are also generally responsible for paying the Company an annual maintenance and extended warranty fee. Annual maintenance fees are generally paid throughout the duration of the term of the theater agreements and are typically indexed to a local consumer price index.

Films: Digital Re-Mastering (IMAX DMR) and other film revenue

Production and Digital Re-Mastering (IMAX DMR)

In 2002, the Company developed a proprietary technology to digitally re-master Hollywood films into IMAX digital cinema package format or 15/70-format film at a modest cost incurred by the Company for exhibition in IMAX theaters. This system, known as IMAX DMR, digitally enhances the image resolution of motion picture films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. This technology enabled the IMAX theater network to release Hollywood films simultaneously with their broader domestic release. The development of this technology was critical in helping the Company execute its strategy of expanding its commercial theater network by establishing IMAX theaters as a key, premium distribution platform for Hollywood films. In a typical IMAX DMR film arrangement, the Company will receive a percentage of net box-office receipts of any commercial films released in the IMAX network, which is generally 10-15%, from a film studio for the conversion of the film to the IMAX DMR format and access to its premium distribution platform. In 2012, 35 films converted through the IMAX DMR process were released to theaters within the IMAX network (2011—25 films converted through the IMAX DMR process). To date, the Company has announced the release of 23 IMAX DMR titles to theaters within the IMAX network in 2013. The Company remains in active discussions with every major studio regarding future titles for 2013 and beyond, and expects a similar number of IMAX DMR films to be released to the IMAX network in 2013 as in 2012.

The Company believes that its international expansion is an important driver of future growth for the Company. In fact, during 2012, 49.3% of the Company’s gross box-office from DMR films was generated in international markets, as compared to 47.6% in 2011. To support growth in international markets, the Company has sought to bolster its international film slate through local language IMAX DMR releases in select international markets, as well as early international releases. During 2012, five local language IMAX DMR films were released, including one French film, Houba! On the Trail of the Marsupilami: The IMAX Experience and four Chinese IMAX DMR titles: Tai Chi 0: An IMAX 3D Experience, Tai Chi Hero: An IMAX 3D Experience, Back to 1942: The IMAX Experience and CZ12: The IMAX Experience. In 2013, additional Chinese IMAX DMR films are expected to be released to IMAX theaters in Greater China, including the recent releases of The Grandmaster: The IMAX Experience and Journey to the West: Conquering the Demons: An IMAX 3D Experience. Also in 2013, Dragon Ball Z: Battle of the Gods: An IMAX 3D Experience, a Japanese IMAX DMR film, Stalingrad: An IMAX 3D Experience, a Russian IMAX DMR film, Dhoom 3: The IMAX Experience, an Indian IMAX DMR film will be released to IMAX theaters within the respective markets. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX network in 2013 and beyond. Supplementing the Company’s film slate of Hollywood DMR titles with appealing local DMR titles is an important component of the Company’s international film strategy.

Film Distribution and Post-Production

The Company is also a distributor of large-format films, primarily catering to its institutional theater partners. The Company generally distributes films which it produces or for which it has acquired distribution rights from independent producers. The Company generally receives a percentage of the theater box-office receipts as a distribution fee.

Films produced by the Company are typically financed through third parties, whereby the Company will generally receive a film production fee in exchange for producing the film and a distribution fee for distributing the film. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. The Company utilizes third-party funding for the majority of original films it produces and distributes. In 2012, the Company, along with Warner Bros. Pictures (“WB”) and MacGillivray Freeman Films (“MFF”) released an original title, To the Artic 3D: An IMAX 3D Experience. In 2011, the Company, along with WB, released Born to be Wild 3D: An IMAX 3D Experience. In January 2013, the Company announced an agreement with MFF to jointly finance, market and distribute up to four films (with an option for four additional films) produced by MFF to be released exclusively to IMAX theaters. The agreement will provide IMAX’s institutional theater partners access to a steady flow of the highest-quality, large-format documentaries over the years to come.

David Keighley Productions 70MM Inc., a wholly-owned subsidiary of the Company, provides film post-production and quality control services for large-format films (whether produced internally or externally), and digital post-production services.

Other Revenues

The Company derives a small portion of its revenues from other sources. As at December 31, 2012 and 2011, the Company had four owned and operated theaters. In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to two theaters. The Company also rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers. Additionally, the Company generates revenues from the sale of after-market parts and 3D glasses.

See “Critical Accounting Policies” below for further discussion on the Company’s revenue recognition policies.

IMAX Theater Network

The following table outlines the breakdown of the theater network by type and geographic location as at December 31:

	2012 Theater Network Base				2011 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	290	6	57	353	269	6	61	336
Canada	34	2	7	43	26	2	7	35
Greater China(1)	108	—	20	128	70	—	18	88
Asia (excluding Greater China)	46	3	7	56	35	3	9	47
Western Europe	42	7	11	60	36	7	10	53
Russia & the CIS	32	—	—	32	22	—	—	22
Latin America(2)	19	—	10	29	15	—	10	25
Rest of the World	27	1	2	30	24	2	2	28

Total	598	19	114	731	497	20	117	634

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

As of December 31, 2012, approximately 54.2% of IMAX systems in operation are located in the United States and Canada compared to 58.5% as at the end of last year. Approximately 19.9% of IMAX theater systems arrangements in backlog are scheduled to be installed in the United States and Canada compared to 16.0% last year. The commercial exhibitor market in the United States and Canada represents an important customer base for the Company in terms of both collections under existing arrangements and potential future theater system contracts. The Company has targeted these operators for the sale or sales-type lease of its IMAX digital projection system, as well as for joint revenue sharing arrangements. While the Company is pleased with its progress in the U.S. and Canadian exhibitor markets, there is no assurance that the Company’s progress in these markets will continue, particularly as a higher percentage of these markets are penetrated. To minimize the Company’s credit risk in this area, the Company retains title to the underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

While the Company continues to grow domestically, it believes that the majority of its future growth will come from underpenetrated, international markets. As at December 31, 2012, approximately 45.8% of IMAX systems in operation were located within international markets (defined as all countries other than the United States and Canada), as compared to 41.5% as at December 31, 2011. The Company expects growth in international markets to be an increasingly significant part of its business. There are, however, risks associated with the Company’s international business. See Risk Factors – “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2012 Form 10-K.

During 2011, the Company formed IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX China”), a wholly-owned subsidiary, to enable further growth in Greater China, the Company’s second-largest and fastest-growing market. The Company believes that favorable market trends in China, including government initiatives to foster cinema screen growth, to increase the number of Hollywood films distributed in China (particularly IMAX and 3D films), and to support the film industry, present opportunities for additional growth, though the Company cautions that its expansion in China faces a number of challenges. See Risk Factors – “The Company faces risks in connection with the continued expansion of its business in China” in Item 1A of the Company’s 2012 Form 10-K. In March 2011, the Company announced a 75-theater joint revenue sharing arrangement with Wanda Cinema Line Corporation, China’s largest cinema chain (“Wanda”). The agreement with Wanda, which represents IMAX’s largest single international joint revenue sharing arrangement to date, brings the total number of IMAX theaters open or in backlog in Greater China to 250. As at December 31, 2012, IMAX China had offices in Shanghai and Beijing and a total of 51 employees. On February 18, 2012, the U.S. and Chinese governments announced the terms of an agreement to expand the number of Hollywood films to be released in China to include 14 additional IMAX or 3D format films and to permit distributors to receive higher distribution fees. The Company believes this is a positive development for its business in China and elsewhere.

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at December 31:

	2012			2011
	IMAX Commercial Multiplex Theater Network			IMAX Commercial Multiplex Theater Network
	JRSA	Sale / Sales- type lease	Total	JRSA	Sale / Sales- type lease	Total
Domestic Total (United States & Canada)	212	112	324	192	103	295

International:
Greater China	54	54	108	30	40	70
Asia (excluding Greater China)	26	20	46	22	13	35
Western Europe	24	18	42	13	23	36
Russia & the CIS	—	32	32	—	22	22
Latin America	—	19	19	—	15	15
Rest of the World	—	27	27	—	24	24

International Total	104	170	274	65	137	202

Worldwide Total	316	282	598	257	240	497

As at December 31, 2012, 212 (2011 — 192) of the 316 (2011 — 257) theaters under joint revenue sharing arrangements in operation, or 67.1% (2011 — 74.7%) were located in the United States and Canada, with the remaining 104 (2011 — 65) or 32.9% of arrangements being located in international markets. The Company continues to seek to expand the number of theaters under joint revenue sharing arrangements it has in select international markets.

Sales Backlog

The number of theater systems in the backlog and their dollar value fluctuates depending on the number of new theater system arrangements signed from quarter to quarter, which adds to backlog, and its installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated theater. Sales backlog includes initial fees along with the estimated present value of contractual ongoing fees due over the lease term; however, it excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that may be received in the future. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, operating leases, letters of intent or long-term conditional theater commitments. The value of theaters under joint revenue sharing arrangements is generally excluded from the dollar value or sales backlog, although certain theater systems under joint revenue sharing arrangements provide for contracted upfront payments and therefore carry a backlog value based on these payments. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.

The Company’s sales backlog is as follows:

	December 31, 2012			December 31, 2011
	Number of Systems		Dollar Value (in thousands)	Number of Systems		Dollar Value (in thousands)
Sales and sale-type lease arrangements	139	(1)	$168,101	144	(1)	$176,184
Joint revenue sharing arrangements	137		31,652	119		21,516

	276		$199,753	263		$197,700

(1)	Includes 11 upgrades from a film-based theater system to a digital theater system in an existing IMAX theater location (including one laser-based system in a commercial theater and 4 laser-based systems in institutional theaters).

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at December 31:

	2012					2011
	JRSA	Sale / Sales- type lease		Total		JRSA	Sale / Sales- type lease		Total
Domestic Total (United States & Canada)	39	16		55		24	18		42

International:
Greater China	80	42		122		81	43		124
Asia (excluding Greater China)	14	19		33		9	16		25
Western Europe	4	1		5		5	1		6
Russia & the CIS	—	23		23		—	23		23
Latin America	—	35		35		—	38		38
Rest of the World	—	3		3		—	5		5

International Total	98	123		221		95	126		221

Worldwide Total	137	139	(1)	276	(1)	119	144	(2)	263	(2)

(1)	Includes 11 upgrades from a film-based theater system to a digital theater system in an existing IMAX theater location (including one laser-based system in a commercial theater and 4 laser-based systems in institutional theaters).
(2)	Includes 10 upgrades from a film-based theater system to a digital theater system in an existing IMAX theater location (all commercial theaters).

The Company believes that over time its commercial multiplex theater network could grow to approximately 1,700 IMAX theaters worldwide from 598 commercial multiplex IMAX theaters operating as of December 31, 2012 and expects the majority of its future growth to come from underpenetrated, international markets. Approximately 80.1% of IMAX theater system arrangements in backlog as at December 31, 2012 are scheduled to be installed within international markets, compared with 84.0% as at December 31, 2011. Of the Company’s 121 new theater signings in 2012, 77 were signings for theaters in international markets.

	Years Ended December 31,
	2012		2011
Theater System Signings:
Full new sales and sale-type lease arrangements	43		58
New joint revenue sharing arrangements	78		132

Total new theaters	121		190
Upgrades of IMAX theater systems	21	(1)(2)	19

Total theater signings	142		209

	Years Ended December 31,
	2012		2011
Theater System Installations:
Full new sales and sale-type lease arrangements	47		51
New joint revenue sharing arrangements	60		86

Total new installations	107		137
Upgrades of IMAX theater systems	18		33

Total theater installations	125		170

(1)	Includes three IMAX theaters acquired from another existing customer that had been operating under a joint revenue sharing arrangement. These theaters were purchased from the Company under a sales arrangement. This transaction is not included in the Company’s theater system installations table presented above.
(2)	Includes 17 upgrades from film-based theater systems to digital theater systems in existing IMAX theater locations, including one laser-based system in a commercial theater and 4 laser-based systems in institutional theaters.

The Company estimates that it will install approximately 110 to 125 new theater systems (excluding digital upgrades) in 2013. Unlike in previous years in which the Company’s installation estimates were limited to scheduled installations from backlog, the Company now includes in its estimates not only scheduled systems from backlog, but also the Company’s estimate of installations from arrangements that will sign and install in the same calendar year. The Company cautions, however, that theater system installations slip from period to period in the course of the Company’s business, usually for reasons beyond its control.

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

CRITICAL ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to selling prices associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; provisions for inventory obsolescence; ultimate revenues for film assets; impairment provisions for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post retirement assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historic experience, future expectations and other assumptions that are believed to be reasonable at the date of the consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in note 2 to its audited consolidated financial statements in Item 8 of the Company’s 2012 Form 10-K.

The Company considers the following significant estimates, assumptions and judgments to have the most significant effect on its results:

Revenue Recognition

The Company generates revenue from various sources as follows:

•

design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 53 countries as at December 31, 2012;

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

Finance income is suspended when the Company identifies a theater that is delinquent, non-responsive or not negotiating in good faith with the Company. Once the collectibility issues are resolved the Company will resume recognition of finance income.

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

In addition, the Company could agree with customers to convert their obligations for other theater system configurations that have not yet been installed to arrangements to acquire or lease the IMAX digital theater system. The Company considers these situations to be a termination of the previous arrangement and origination of a new arrangement for the IMAX digital theater system. For all arrangements entered into or modified prior to the date of adoption of the amended FASB ASC 605-25, the Company continues to defer an amount of any initial fees received from the customer such that the aggregate of the fees deferred and the net present value of the future fixed initial and ongoing payments to be received from the customer equals the selling price of the IMAX digital theater system to be leased or acquired by the customer. Any residual portion of the initial fees received from the customer for the terminated theater system is recorded in Other revenues at the time when the obligation for the original theater system is terminated and the new theater system arrangement is signed. Under the amended FASB ASC 605-25, as described in note 2(m) to the accompanying notes to the audited consolidated financial statements, for all arrangements entered into or materially modified after the date of adoption, the total arrangement consideration to be received is allocated on a relative selling price basis to the digital upgrade and the termination of the previous theater system. The arrangement consideration allocated to the termination of the existing arrangement is recorded in Other revenues at the time when the obligation for the original theater system is terminated and the new theater system arrangement is signed.

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

The discount rate used is a key assumption in the determination of the pension benefit obligation and expense. At December 31, 2012, a 1.0% change in the discount rate used could result in a $2.3 million — $2.7 million increase or decrease in the pension benefit obligation with a corresponding benefit or charge recognized in other comprehensive income in the year. A one year delay in Mr. Gelfond’s retirement date would increase the discount rate by 0.3% and would result in a $0.4 million reduction in the pension benefit obligation as at December 31, 2012.

Deferred Tax Asset Valuation

As at December 31, 2012, the Company had net deferred income tax assets of $36.5 million. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operating results, projected future operating results, reversing temporary differences, contracted sales backlog at December 31, 2012, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies.

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

Impact of Recently Issued Accounting Pronouncements

See note 3 to the audited consolidated financial statements in Item 8 of the Company’s 2012 Form 10-K for information regarding the Company’s recent changes in accounting policies and the impact of recently issued accounting pronouncements impacting the Company.

ASSET IMPAIRMENTS AND OTHER CHARGES (RECOVERIES)

The following table identifies the Company’s charges (recoveries) relating to the impairment of assets:

	Years Ended December 31,
(in thousands of U.S. dollars)	2012	2011	2010
Asset impairments
Property, plant and equipment	$—	$28	$45
Other charges (recoveries):
Inventories	898	—	999
Accounts receivable	606	333	499
Financing receivables	(82)	1,237	944
Impairment of available-for-sale investment	150	—	—
Property, plant and equipment	18	356	—
Other intangible assets	11	—	64
Other assets	6	—	—

Total asset impairments and other charges	$1,607	$1,954	$2,551

Asset Impairments

The Company records asset impairment charges for property, plant and equipment after an assessment of the carrying value of certain asset groups in light of their future expected cash flows. No such charges were recognized in 2012. During 2011 and 2010, the Company recorded total asset impairment charges of less than $0.1 million and less than $0.1 million, respectively, as the Company recognized that the carrying values for the assets exceeded the expected undiscounted future cash flows.

Other Charges (Recoveries)

The Company recorded a $0.9 million provision (2011 — $nil; 2010 — $1.0 million) in costs and expenses applicable to revenues due to a reduction in the net realizable value of its inventories. These charges primarily resulted from a reduction in the net realizable value of its film-based projector inventories and certain service part inventories due to a further market shift away from film-based projector systems.

The Company recorded a net provision of $0.6 million in 2012 (2011 — $0.3 million; 2010 — $0.5 million) in accounts receivable based on the Company’s assessment of the collectability of specific customer balances.

In 2012, the Company also recorded a net recovery of $0.1 million in financing receivables (2011 — $1.2 million provision; 2010 — $0.9 million provision). Provisions of the Company’s financing receivables is recorded when the collectibility associated with certain financing receivables is uncertain. These provisions are adjusted when there is a significant change in the amount or timing of the expected future cash flows or when actual cash flows differ from cash flows previously expected.

In 2012, the Company recognized a $0.2 million other-than-temporary impairment of its available-for-sale investment as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost.

In 2012, the Company recorded a less than $0.1 million charge (2011 — $0.4 million) reflecting assets that no longer meet capitalization requirements as the assets were no longer in use. No such charges were recorded in 2010.

Non-GAAP Financial Measures

In this report, the Company presents adjusted net income and adjusted net income per diluted share as supplemental measures of performance of the Company, which are not recognized under U.S. GAAP. The Company presents adjusted net income and adjusted net income per diluted share because it believes that they are important supplemental measures of its comparable controllable operating performance and it wants to ensure that its investors fully understand the impact of its stock-based compensation, provision for arbitration award and deferred income tax valuation allowance (net of any related tax impact) on its net income. Effective the third quarter of 2012, the Company revised its definition of adjusted net income and adjusted earnings per diluted share. Comparative numbers have been adjusted to conform to the current year presentation. The Company presents gross margin from its joint revenue sharing arrangements segment excluding initial launch costs because it believes that it is an important supplemental measure used by management to evaluate ongoing joint revenue sharing arrangement theater performance. Management uses these measures to review operating performance on a comparable basis from period to period. However, these non-GAAP measures may not be comparable to similarly titled amounts reported by other companies. Adjusted net income and adjusted net income per diluted share should be considered in addition to, and not as a substitute for, net income and other measures of financial performance reported in accordance with U.S. GAAP.

RESULTS OF OPERATIONS

As identified in note 20 to the audited consolidated financial statements in Item 8 of the Company’s 2012 Form 10-K, the Company has seven reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; and other.

•	The IMAX systems segment, which is comprised of the design, manufacture, sale or lease of IMAX theater projection system equipment.

•	The theater system maintenance segment, which consists of the maintenance of IMAX theater projection system equipment in the IMAX theater network.

•

The joint revenue sharing arrangements segment, which is comprised of the provision of IMAX theater projection system equipment to an exhibitor in exchange for a certain percentage of box-office receipts, and in some cases, concession revenue and a small upfront or initial payment.

•	The film production and IMAX DMR segment, which is comprised of the production of films and performance of film re-mastering services.

•	The film distribution segment, which includes the distribution of films for which the Company has distribution rights.

•	The film post-production segment, which includes the provision of film post-production and film print services.

•	The other segment, which includes certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items.

The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements in Item 8 of the Company’s 2012 Form 10-K.

The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations have been discussed with respect to the above stated segments. Management feels that a discussion and analysis based on its segments is significantly more relevant as the Company’s consolidated statements of operations captions combine results from several segments.

The following table sets forth the breakdown of revenue and gross margin by segment:

	Revenue			Gross Margin
(In thousands of U.S. dollars)	Years Ended December 31,			Years Ended December 31,
	2012	2011	2010	2012	2011	2010
Theater Systems
IMAX Systems
Sales and sales-type leases(1)	$69,988	$81,310	$63,023	$36,974	$45,251	$31,452
Ongoing rent, fees, and finance income(2)	13,417	11,890	12,981	13,271	11,678	12,531

	83,405	93,200	76,004	50,245	56,929	43,983

Theater System Maintenance	28,629	24,840	21,444	10,970	9,437	10,084

Joint Revenue Sharing Arrangements	57,526	30,764	41,757	37,308	17,605	31,703

Film
Production and IMAX DMR	78,050	50,592	63,462	49,355	23,574	41,159
Distribution	14,222	16,074	17,937	2,356	3,025	5,205
Post-production	7,904	8,235	7,702	1,954	2,985	2,891

	100,176	74,901	89,101	53,665	29,584	49,255

Other	14,554	12,851	20,308	545	(337)	2,627

	$284,290	$236,556	$248,614	$152,733	$113,218	$137,652

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Year Ended December 31, 2012 versus Year Ended December 31, 2011

The Company reported net income of $41.3 million or $0.63 per basic share and $0.61 per diluted share for the year ended December 31, 2012 as compared to net income of $15.3 million or $0.24 per basic share and $0.22 per diluted share for the year ended December 31, 2011. Net income for the year ended December 31, 2012 includes a $13.1 million charge or $0.19 per diluted share (2011 — $11.7 million or $0.17 per diluted share) for stock-based compensation. Net income for December 31, 2011 also includes a one-time $2.1 million pre-tax charge ($0.03 per diluted share) due to an arbitration award arising from an arbitration proceeding brought against the Company in connection with a discontinued subsidiary. Adjusted net income, which consists of net income excluding the impact of stock-based compensation, the charge for arbitration award and the related tax impact, was $54.3 million or $0.80 per diluted share for the year ended December 31, 2012 as compared to adjusted net income of $28.0 million or $0.41 per diluted share for the year ended December 31, 2011. A reconciliation of net income, the most directly comparable U.S. GAAP measure, to adjusted net income and adjusted net income per diluted share is presented in the table below:

	Year Ended December 31,
	2012		2011 As Revised
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$41,337	$0.61	$15,260	$0.22
Adjustments:
Stock-based compensation	13,113	0.19	11,681	0.17
Provision for arbitration award	—	—	2,055	0.03
Tax impact on items listed above	(160)	—	(973)	(0.01)

Adjusted net income	$54,290	$0.80	$28,023	$0.41

Weighted average diluted shares outstanding		67,933		67,859

Revenues and Gross Margin

The Company’s revenues for the year ended December 31, 2012 increased 20.2% to $284.3 million from $236.6 million in 2011 due in large part to increases in revenue from the Company’s film and joint revenue sharing arrangement segments, partially offset by lower revenue from the IMAX systems segment. The gross margin across all segments in 2012 was $152.7 million, or 53.7% of total revenue, compared to $113.2 million, or 47.9% of total revenue in 2011. The increase in gross margin is attributable to improved operating leverage and continued theater network growth.

IMAX Systems

IMAX systems revenue decreased 10.5% to $83.4 million in 2012 as compared to $93.2 million in 2011.

Revenue from sales and sales-type leases decreased 13.9% to $70.0 million in 2012 from $81.3 million in 2011, resulting primarily from the installation of fewer digital upgrades and slightly fewer systems under sales and sales-type leases as compared to the prior year. The Company recognized revenue on 12 digital upgrades and one 3D GT upgrade (from a 2D GT system) in 2012, with a total value of $5.4 million, as compared to 25 digital upgrades in 2011 with a total value of $11.6 million. Digital upgrades have lower sales prices and gross margin than a full theater installation. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers. The Company recognized revenue on 47 full, new theater systems which qualified as either sales or sales-type leases in 2012, with a total value of $60.7 million, as compared to 50 in 2011 with a total value of $63.4 million. There were no used systems installed in 2012, as compared to one used system with a total value of $1.2 million in 2011.

Average revenue per full, new sales and sales-type lease system was $1.3 million in 2012, which is consistent with the $1.3 million experienced in 2011. Average revenue per digital upgrade was $0.4 million in 2012, as compared to $0.5 million in 2011.

The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangement installations by theater system configuration for 2012 and 2011 is outlined in the table below:

	2012	2011
Sales and Sales-type lease systems—installed and recognized
IMAX 3D GT	1	1	(1)
IMAX 3D SR	1	—
IMAX digital	45	50

Total new theater systems	47	51
Upgrades of IMAX theater systems	13	25

	60	76
IMAX digital upgrades—installed and deferred	3	8

Total sales and sales-type leases—installed	63	84

Joint revenue sharing arrangements—installed and operating
New IMAX digital theater systems	60	86
Upgrades of IMAX theater systems	2	—

	125	170

(1)	Includes one used IMAX 3D GT system

As noted in the table above, 3 and 8 theater systems under a digital upgrade sales arrangement were installed in 2012 and 2011, respectively, but revenue recognition was deferred. The arrangement contained provisions providing the customer with standard digital upgrades, which were installed, and a number of as-of-yet undeveloped upgrades. The Company’s policy is such that once the fair value for the undeveloped upgrade is established, the Company allocates total contract consideration, including any upgrade revenues, between the delivered and undelivered elements on a relative fair value basis and recognizes the revenue allocated to the delivered elements with their associated costs. If the arrangement is materially modified in the future such that contract consideration becomes fixed, the arrangement in its entirety would be subject to the provisions of the amended ASC 605-25 and the Company would be required to develop, absent an established selling price or third party evidence of the selling price for the undeveloped specified upgrade, a best estimated selling price for the undeveloped specified upgrade, allocate the arrangement’s consideration on a relative selling price allocation basis, and recognize revenue on the delivered elements based on that allocation.

Revenues from sales and sales-type leases include settlement revenue of $0.7 million in 2012 as compared to $3.8 million in 2011. The amount recognized in 2012 is a result of agreements entered into with customers to terminate their existing obligations pertaining to a theater in the IMAX network, whereas settlement revenue recognized in 2011 primarily relates to a consensual buyout for one uninstalled theater system.

In 2012, one of the Company’s customers acquired 3 IMAX theaters from another existing customer that had been operating under a joint revenue sharing arrangement. These theaters were purchased from IMAX under a sales arrangement. As a result of this sale transaction, the Company recorded revenue and margin of $3.0 million and $2.1 million, respectively. These above-referenced theaters were included in the Company’s 2012 signings total. In addition, during the period the Company recognized the digital upgrade of two theaters under a joint revenue sharing arrangement, which theaters were previously operated under sales/sales-type lease arrangements.

Gross margin from IMAX sales and sales-type lease systems (including new, upgrades and settlements) was $37.0 million, or 52.8% in 2012 compared to $45.3 million, or 55.7% in 2011. Gross margin from full, new sales and sales-type leases, excluding the impact of settlements and upgrades decreased to 62.4% in 2012 from 66.0% in 2011. The gross margin on digital upgrades was $1.4 million in 2012 in comparison with $2.6 million in 2011, which is a reflection of the number of systems upgraded, the particular systems upgraded and the costs associated with such upgrades in their respective periods. There were no used systems installed during 2012, compared to one used system with a gross margin of $0.1 million installed and recognized in 2011. In addition, in 2012, the Company incurred a charge of $1.7 million for equipment to enable certain theaters to elect to exhibit films such as The Dark Knight Rises in either digital or analog format. Furthermore, in 2012, the Company recorded a write-down of certain film-based projector inventories of $0.8 million. No such costs were experienced in 2011.

Ongoing rent revenue and finance income increased to $13.4 million in 2012 from $11.9 million in 2011. Gross margin for ongoing rent and finance income increased to $13.3 million in 2012 from $11.7 million in 2011. Contingent fees included in this caption amounted to $3.0 million and $2.7 million in 2012 and 2011, respectively.

Theater System Maintenance

Theater system maintenance revenue increased 15.3% to $28.6 million in 2012 as compared to $24.8 million in 2011. Theater system maintenance gross margin increased to $11.0 million in 2012 from $9.4 million in 2011. The increase in revenue and gross margin, respectively, was primarily due to the larger theater network. Maintenance revenue continues to grow as the number of theaters in the IMAX network expands. Maintenance margins vary depending on the mix of theater system configurations in the theater network and the timing and the date(s) of installation and/or service. In 2012, the Company recorded a write-down of $0.1 million for certain service parts inventories as compared to $nil in 2011.

Joint Revenue Sharing Arrangements

Revenue from joint revenue sharing arrangements increased 87.0% to $57.5 million in 2012 compared to $30.8 million in 2011. The Company ended the year with 316 theaters operating under joint revenue sharing arrangements as compared to 257 theaters at the end of 2011, an increase of 23.0%. The increase in revenues from joint revenue sharing arrangements was primarily due to the higher per-screen gross box office realized from the films released to joint revenue sharing theaters and the increase in the number of theaters in the IMAX theater network from the prior year. During 2012, the Company installed 60 full, new theaters under joint revenue sharing arrangements, as compared to 86 full new theaters during 2011.

The gross margin from joint revenue sharing arrangements in 2012 increased 111.9% to $37.3 million compared to $17.6 million in 2011. The increase was primarily due to higher revenues experienced in 2012 compared to 2011, as well as lower advertising, marketing and selling expenses. Included in the calculation of the 2012 gross margin were certain advertising, marketing, and selling expenses primarily associated with new theater launches of $3.4 million, as compared to $5.4 million for such expenses in 2011. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses from both periods, was $40.7 million in 2012, compared to $23.0 million in 2011. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

(In thousands of U.S. Dollars)	2012	2011
Gross margin from joint revenue sharing arrangements	$37,308	$17,605
Add:
Advertising, marketing and selling expenses	3,382	5,432

Adjusted gross margin from joint revenue sharing arrangements	$40,690	$23,037

Film

The Company’s total revenues from its three film segments increased 33.7% to $100.2 million in 2012 from $74.9 million in 2011 and the related gross margin increased 81.4% in 2012 to $53.7 million from $29.6 million in 2011.

Film production and IMAX DMR revenues increased 54.3% to $78.1 million in 2012 from $50.6 million in 2011. The increase in film production and IMAX DMR revenues was primarily due to an increase in the number of theaters in the IMAX theater network as well as higher gross box office from the films released during the period. Global gross box office generated by IMAX DMR films increased 48.8% to $620.6 million in 2012 versus $417.2 million in 2011. IMAX DMR gross box office per screen for 2012 averaged $1,153,200 globally, in comparison to $1,069,300 in 2011.

Film production and IMAX DMR gross margins more than doubled to $49.4 million, or 63.2% of revenues, from $23.6 million, or 46.6% of revenues in 2011 largely due to an increase in IMAX DMR revenue coupled with a relatively consistent level of DMR costs as compared to the prior year.

In 2012, gross-box office was generated primarily from the exhibition of 39 films listed below (35 new and 4 carryovers), as compared to 26 (25 new and 1 carryover) films exhibited in 2011:

2012 Films Exhibited	2011 Films Exhibited
Happy Feet Two: An IMAX 3D Experience	TRON: Legacy: An IMAX 3D Experience
Mission: Impossible – Ghost Protocol: The IMAX Experience	The Green Hornet: An IMAX 3D Experience
The Adventures of Tintin: The Secret of the Unicorn: An IMAX 3D Experience	Tangled: An IMAX 3D Experience Sanctum: An IMAX 3D Experience

Flying Swords of Dragon Gate: An IMAX 3D Experience	I Am Number Four: The IMAX Experience
Underworld: Awakening: An IMAX 3D Experience	Mars Needs Moms: An IMAX 3D Experience
Journey 2: The Mysterious Island: An IMAX 3D Experience	Sucker Punch: The IMAX Experience
The Lorax: An IMAX 3D Experience	Fast Five: The IMAX Experience
John Carter: An IMAX 3D Experience	Thor: An IMAX 3D Experience
The Hunger Games: An IMAX 3D Experience Wrath of the Titans: An IMAX 3D Experience	Pirates of the Caribbean: On Stranger Tides: An IMAX 3D Experience
Titanic: An IMAX 3D Experience	The Founding of a Party: The IMAX Experience
Houba! On the Trail of the Marsupilami: The IMAX Experience	Kung Fu Panda 2: An IMAX 3D Experience
Battleship: The IMAX Experience	Super 8: The IMAX Experience
The Avengers: An IMAX 3D Experience	Cars 2: An IMAX 3D Experience
Dark Shadows: The IMAX Experience	Transformers: Dark of the Moon: An IMAX 3D Experience
Men In Black III: An IMAX 3D Experience Prometheus: An IMAX 3D Experience	Harry Potter and the Deathly Hallows Part II: An IMAX 3D Experience
Madagascar 3: Europe’s Most Wanted: An IMAX 3D Experience	Final Destination 5: An IMAX 3D Experience
Rock of Ages: The IMAX Experience	Cowboys & Aliens : The IMAX Experience
The Amazing Spiderman: An IMAX 3D Experience	Sector 7: An IMAX 3D Experience
The Dark Knight Rises: The IMAX Experience	Contagion: The IMAX Experience
Total Recall: The IMAX Experience	Real Steel: The IMAX Experience
The Bourne Legacy: The IMAX Experience	Puss in Boots: An IMAX 3D Experience
Indiana Jones and the Raiders of the Lost Ark: The IMAX Experience	Happy Feet Two: An IMAX 3D Experience Flying Swords of Dragon Gate: An IMAX 3D Experience
Resident Evil: Retribution: An IMAX 3D Experience	Mission: Impossible – Ghost Protocol: The IMAX Experience
Tai Chi 0: An IMAX 3D Experience Frankenweenie: An IMAX 3D Experience	The Adventures of Tintin: The Secret of the Unicorn: An IMAX 3D Experience
Paranormal Activity 4:The IMAX Experience
Tai Chi Hero: An IMAX 3D Experience
Cloud Atlas: The IMAX Experience
Skyfall: The IMAX Experience
Cirque du Soleil: Worlds Away: An IMAX 3D Experience
The Twilight Saga: Breaking Dawn – Part 2: The IMAX Experience
Back to 1942: The IMAX Experience
Rise of the Guardians: An IMAX 3D Experience
Life of Pi: An IMAX 3D Experience
CZ12: An IMAX 3D Experience
The Hobbit: An Unexpected Journey: An IMAX 3D Experience
Les Misérables: The IMAX Experience

Film distribution revenues decreased 11.5% to $14.2 million in 2012 from $16.1 million in 2011, primarily due to lower box-office performance. In 2012, the Company released an original title, To the Arctic 3D; during 2011, the Company released the original film Born To Be Wild 3D. Film post-production revenues decreased 4.0% to $7.9 million in 2012 from $8.2 million in 2011 primarily due to a decrease in third party business.

The film distribution margin of $2.4 million in 2012 was lower than the $3.0 million experienced in 2011, primarily due to the decrease in film distribution revenues. Film post-production gross margin decreased by $1.0 million due to a decrease in third party business as compared to the prior year.

Other

Other revenue increased to $14.6 million in 2012 compared to $12.9 million in 2011. Other revenue primarily includes revenue generated from the Company’s owned and operated theaters, camera rentals and after – market sales of projection system parts and 3D glasses.

The gross margin on other revenue was $0.9 million higher in 2012 as compared to 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $81.6 million in 2012, as compared to $73.2 million in 2011. The $8.4 million increase experienced from the prior year comparative period was largely the result of the following:

•

a $8.6 million increase in staff-related costs and compensation costs, including increased staffing (resulting in part from increased staffing costs of $3.5 million from the Company’s wholly-owned subsidiary in China) and normal merit increases;

•	a $3.8 million increase from brand-related advertising and promotion in 2012 as compared to the prior year; and

•	a $1.4 million increase in the Company’s stock-based compensation.

These increases were offset by:

•

a $2.5 million decrease due to a change in foreign exchange rates. During the year ended December 31, 2012, the Company recorded a foreign exchange gain of $1.2 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign currency forward contracts as compared to a loss of $1.3 million recorded in 2011. See note 16(b) of the audited consolidated financial statements in Item 8 of the Company’s 2012 Form 10-K for more information; and

•	a $2.9 million decrease in legal, professional and other general corporate expenditures.

Provision for Arbitration Award

During 2011, the Company recorded a provision of $2.1 million regarding an award issued in connection with an arbitration proceeding brought against the Company. The arbitration related to agreements entered into in 1994 and 1995 by the Company’s former Ridefilm subsidiary, whose business the Company discontinued through a sale to a third party in March 2001. The award was vacated as the parties entered into a confidential settlement agreement in which the parties agreed to dismiss any outstanding disputes among them. See note 14(c) of the audited consolidated financial statements in Item 8 of the Company’s 2012 Form-10K for more information.

Research and Development

Research and development expenses increased to $11.4 million in 2012 compared to $7.8 million in 2011 and are primarily attributable to the development of the Company’s new laser-based digital projection system. The Company is developing its next-generation laser projectors, which is expected to provide greater brightness and clarity, a wider colour gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie-going experience available to consumers. In 2011, the Company announced the completion of a deal in which it secured certain exclusive license rights to a portfolio of intellectual property in the digital cinema field owned by Kodak, which supports the Company’s efforts to develop a next-generation laser digital projection system.

A high level of research and development is expected to continue in 2013 as the Company continues its efforts to develop its next-generation laser-based projection system. In addition, the Company plans to continue to fund research and development activity in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing and manufacturing more IMAX cameras, enhancing the Company’s 2D and 3D image quality, expanding the applicability of the Company’s digital technology, developing IMAX theater systems’ capabilities in both home and live entertainment and further enhancing the IMAX theater and sound system design through the addition of more channels, improvements to the Company’s proprietary tuning system and mastering processes.

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables, amounted to a net provision of $0.5 million in 2012, as compared to $1.6 million in 2011.

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

Asset Impairments and Other Charges

The Company recorded an asset impairment charge of $nil, compared to less than $0.1 million in the prior year, against property, plant and equipment after the Company assessed the carrying value of certain assets in its theater operations segment in light of their future expected cash flows. The Company recognized that the carrying values for the assets exceeded the expected undiscounted future cash flows.

In 2012, the Company recognized a $0.2 million other-than-temporary impairment of its available-for-sale investment as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost.

In 2012, the Company recorded a less than $0.1 million charge as compared to a $0.4 million charge in the prior year comparative period reflecting assets that no longer meet capitalization requirements as the assets were no longer in use.

Interest Income and Expense

Interest income was $0.1 million in 2012, as compared to less than $0.1 million in 2011.

Interest expense decreased to $0.7 million in 2012, as compared to $1.8 million in 2011. Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations rather than income tax expense. The Company recovered approximately $0.8 million and expensed $0.1 million in potential interest and penalties associated with unrecognized tax benefits for the years ended December 31, 2012 and December 31, 2011, respectively. Also included in interest expense is the amortization of deferred finance costs in the amount of $0.2 million and $0.4 million in 2012 and 2011, respectively. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

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

Due to a change in enacted tax rates, the Company recorded an increase to deferred tax assets and a decrease to the deferred tax provision of $0.5 million in the year ended December 31, 2012. In 2012, there was a $0.1 million decrease in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings, as compared to a $1.9 million decrease in the valuation allowance resulting from the utilization of loss carryforwards and deductible temporary differences against income in the prior year comparative period. The Company recorded an income tax provision of $15.1 million for 2012, of which $0.8 million is related to a decrease in unrecognized tax benefits. For 2011, the Company recorded an income tax provision of $9.3 million, of which $0.1 million was related to a decrease in unrecognized tax benefits.

During the year ended December 31, 2012, after considering all available evidence, both positive (including recent profits, projected future profitability, backlog, carryforward periods for utilization of net operating loss carryovers and tax credits, discretionary deductions and other factors) and negative (including cumulative losses in past years and other factors), it was concluded that the valuation allowance against the Company’s deferred tax assets should be increased by approximately $0.1 million. The remaining $6.1 million balance in the valuation allowance as at December 31, 2012 is primarily attributable to certain U.S. federal and state net operating loss carryovers and federal tax credits that likely will expire without being utilized.

The Company anticipates utilizing the majority of its currently-available tax attributes over the next two years.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. December 31, 2012, the equity method of accounting is being utilized for an investment with a carrying value of $3.1 million (December 31, 2011—$4.1 million). For the year ended December 31, 2012, gross revenues, cost of revenue and net loss for the investment were $9.0 million, $12.7 million and $13.4 million, respectively (2011—$2.3 million, $9.8 million and $17.7 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $1.4 million for 2012 compared to $1.8 million in 2011.

Pension Plan

The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors. As at December 31, 2012, the Company had an unfunded and accrued projected benefit obligation of approximately $20.4 million (December 31, 2011 — $19.0 million) in respect of the SERP.

The net periodic benefit cost was $0.6 million and $0.5 million in 2012 and 2011, respectively. The components of net periodic benefit cost were as follows:

	Years ended December 31
	2012	2011
Interest cost	$272	$279
Amortization of actuarial loss	365	214

Pension expense	$637	$493

The plan experienced an actuarial loss of $1.1 million and $0.6 million during 2012 and 2011, respectively, resulting primarily from the continuing decrease in the Pension Benefit Guaranty Corporation (“PBGC”) published annuity interest rates year-over-year used to determine the lump sum payment under the plan.

Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause, he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. The term of Mr. Gelfond’s current employment agreement has been extended through December 31, 2013, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the extension, Mr. Gelfond also agreed that any compensation earned during 2011, 2012 and 2013 would not be included in calculating this entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at December 31, 2012, the Company had an unfunded benefit obligation of $4.6 million (December 31, 2011 — $4.1 million). See note 4 to the audited consolidated financial statements in Item 8 of the Company’s 2012 Form 10-K for additional details. In February 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company anticipates the postretirement liability to be reduced by $2.7 million, resulting in a pre-tax curtailment gain in the first quarter of 2013 of approximately $2.4 million.

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at December 31, 2012, the Company had an unfunded benefit obligation recorded of $0.5 million (December 31, 2011 — $0.5 million).

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

Stock-based compensation expense recognized under FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”) for 2012 and 2011 was $13.1 million and $11.9 million, respectively.

Years Ended December 31, 2011 versus Years Ended December 31, 2010

The Company reported net income of $15.3 million or $0.24 per basic share and $0.22 per diluted share for the year ended December 31, 2011 as compared to net income of $101.2 million or $1.59 per basic share and $1.52 per diluted share for the year ended December 31, 2010. The year ended December 31, 2010 included the record-breaking performance of the film Avatar: An IMAX 3D Experience. Net income for the year ended December 31, 2011 includes a $11.7 million charge, or $0.17 per diluted share (2010 — $26.0 million or $0.39 per diluted share) for stock-based compensation and a one-time $2.1 million pre-tax charge ($0.03 per diluted share), due to an arbitration award arising from an arbitration proceeding brought against the Company in connection with a discontinued subsidiary. Net income for the year ended December 31, 2010 also includes a one-time deferred income tax valuation allowance of $55.5 million or $0.83 per diluted share. Adjusted net income, which consists of net income excluding the impact of the stock-based compensation expense, the charge for arbitration award, deferred income tax valuation allowance and the related tax impact, was $28.0 million or $0.41 per diluted share for the year ended December 31, 2011 as compared to adjusted net income of $66.0 million or $0.99 per diluted share for the year ended December 31, 2010. A reconciliation of net income, the most directly comparable U.S. GAAP measure, to adjusted net income and adjusted net income per diluted share is presented in the table below:

	Year Ended December 31,
	2011 As Revised		2010 As Revised
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$15,260	$0.22	$101,240	$1.52
Adjustments:
Stock-based compensation	11,681	0.17	26,028	0.39
Provision for arbitration award	2,055	0.03	—	—
Deferred income tax valuation allowance	—	—	(55,512)	(0.83)
Tax impact on items listed above	(973)	(0.01)	(5,792)	(0.09)

Adjusted net income	$28,023	$0.41	$65,964	$0.99

Weighted average diluted shares outstanding		67,859		66,684

Revenues and Gross Margin

The Company’s revenues for the year ended December 31, 2011 decreased by 4.8% to $236.6 million from $248.6 million in 2010 due to decreases in revenue from the Company’s film and joint revenue sharing arrangement segments partially offset by higher revenue from the IMAX systems segment. The year ended December 31, 2010, included the record breaking performance of Avatar: An IMAX 3D Experience. The gross margin across all segments in 2011 was $113.2 million, or 47.9% of total revenue, compared to $137.7 million, or 55.4% of total revenue in 2010.

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

Average revenue per full, new sales and sales-type lease system was $1.3 million in 2011, which is slightly lower than the $1.4 million experienced in 2010. Average revenue per digital upgrade was $0.5 million in 2011, as compared to $0.4 million for 2010.

The breakdown in mix of sales and sales-type lease, operating lease and joint revenue sharing arrangement installations by theater system configuration in 2011 and 2010 is outlined in the table below:

	2011		2010
Sales and Sales-type lease systems—installed and recognized
2D SR Dome	—		1
IMAX 3D GT	1		1
IMAX 3D SR	—		2
IMAX digital	75	(1)	63	(3)

	76		67
IMAX digital – installed and deferred	8	(2)	—

	84		67
Joint revenue sharing arrangements—installed and operating
IMAX digital	86		56	(3)

	170		123

(1)	Includes the digital upgrade of 25 systems from film-based to digital.
(2)	Includes the digital upgrade of 8 systems (all sales arrangements) from film-based to digital.
(3)	Includes the digital upgrade of 32 systems (30 sales arrangements and 2 systems under joint revenue sharing arrangements) from film-based to digital.

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

Happy Feet Two: An IMAX 3D Experience

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

Other

Other revenue decreased to $12.9 million in 2011 compared to $20.3 million in 2010. Other revenue primarily includes revenue generated from the Company’s owned and operated theaters, camera rentals and after-market sales of projection system parts and 3D glasses. The decrease in other revenue was largely due to a decrease in revenue from theater operations attributable to a decrease in average ticket prices and attendance as result of comparatively weaker film performance in 2011 as compared to 2010.

The gross margin on other revenue was $3.0 million lower in 2011 as compared to 2010. In particular, the theater operations margin decreased $2.8 million from 2010 primarily due to a decrease in theater operations revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $73.2 million in 2011, as compared to $78.8 million in 2010. The $5.6 million decrease experienced from the prior year comparative period was largely the result of the following:

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

Provision for Arbitration Award

During 2011, the Company recorded a provision of $2.1 million regarding an award issued in connection with an arbitration proceeding brought against the Company, relating to agreements entered into in 1994 and 1995 by its former Ridefilm subsidiary, whose business the Company discontinued through a sale to a third party in March 2001. On January 12, 2012, the Company, Ridefilm and Robots of Mars, Inc. (“Robots”) entered into a confidential settlement agreement, pursuant to which the parties fully and finally resolved and settled all claims between them relating to this dispute. See note 14(c) of the audited consolidated financial statements in Item 8 of the Company’s 2011 Form-10K for more information.

Research and Development

Research and development expenses increased to $7.8 million in 2011 compared to $6.2 million in 2010. The increased research and development expenses for 2011 compared to 2010 are primarily attributable to ongoing enhancements to the Company’s digital projection technology to ensure that the Company continues to provide the highest-quality, premier movie going experience available to consumers. In the fourth quarter of 2011, the Company announced the completion of a deal in which it secured certain exclusive license rights to a portfolio of intellectual property in the digital cinema field owned by Kodak, which the Company believes will support its efforts to deliver the highest quality digital content available to the largest IMAX film-based screens.

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

In 2011, the Company recorded a $0.4 million charge reflecting assets that no longer meet capitalization requirements as the assets were no longer in use. No such charges were recorded in 2010.

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

There was a $1.9 million decrease in the valuation allowance resulting from utilization of loss carryforwards and deductible temporary differences against current period income and the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings. The Company recorded an income tax provision of $9.3 million for 2011, of which $0.1 million is related to a decrease in unrecognized tax benefits. For 2010, the Company recorded an income tax recovery of $52.6 million, of which $0.1 million was related to an increase in unrecognized tax benefits.

During the year ended December 31, 2011, after considering all available evidence, both positive (including recent profits, projected future profitability, backlog, carryforward periods for utilization of net operating loss carryovers and tax credits, discretionary deductions and other factors) and negative (including cumulative losses in past years and other factors), it was concluded that the valuation allowance against the Company’s deferred tax assets should be further reduced by approximately $1.9 million. The remaining $6.1 million balance in the valuation allowance as at December 31, 2011 is primarily attributable to certain U.S. federal and state net operating loss carryovers and federal tax credits that likely will expire without being utilized. As at December 31, 2010, the Company had determined that based on the improvement of the Company’s operating results in 2009 and 2010 and the Company’s assessment of projected future results of operations, realization of a deferred income tax benefit is now more likely than not. As a result, the judgment about the need for a full valuation allowance against deferred tax assets changed, and a reduction in the valuation allowance was recorded as a benefit within the recovery for income taxes from continuing operations. The recovery for income taxes in the year ended December 31, 2010 includes a net non-cash income tax benefit of $55.5 million in continuing operations related to a decrease in the valuation allowance for the Company’s deferred tax assets and other tax adjustments. The net income tax benefit during the year ended December 31, 2010 is primarily attributable to the estimated realization of deferred tax assets resulting from the utilization of deductible temporary differences and certain net operating loss carryforwards and tax credits against future years’ taxable income.

The Company anticipates utilizing the majority of its currently available tax attributes over the next three years.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 Investments – Equity Method and Joint Ventures (“ASC 323”). At December 31, 2011, the equity method of accounting is being utilized for an investment with a carrying value of $4.1 million (December 31, 2010—$1.6 million). For the year ended December 31, 2011, gross revenues, cost of revenue and net loss for the investment were $2.3 million, $9.8 million and $17.7 million, respectively (2010—$nil, $0.2 million and $4.3 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $1.8 million for 2011 compared to $0.5 million in 2010.

Pension Plan

The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors. As at December 31, 2011, the Company had an unfunded and accrued projected benefit obligation of approximately $19.0 million (December 31, 2010 — $18.1 million) in respect of the SERP. At the time the Company established the SERP, it also took out life insurance policies on Messrs. Gelfond and Wechsler with coverage amounts of $21.5 million in aggregate. During 2010, the Company obtained $7.8 million representing the cash surrender value of the policies. These amounts were used to pay down the term loan under the Prior Credit Facility (as defined on page 70, “Liquidity and Capital Resources – Prior Credit Facility”) and fund part of the $14.7 million lump sum payment made to Mr. Wechsler on August 1, 2010 under the SERP which settled in full Mr. Wechsler’s entitlement under the SERP.

The net periodic benefit cost was $0.5 million and $0.4 million in 2011 and 2010, respectively. The components of net periodic benefit cost were as follows:

	Years ended December 31
	2011	2010
Service cost	$—	$448
Interest cost	279	351
Amortization of actuarial loss	214	—
Realized actuarial gain on settlement of pension liability	—	(385)

Pension expense	$493	$414

The plan experienced an actuarial loss of $0.6 million during 2011, resulting primarily from a decrease in the PBGC published annuity interest rates used to determine the lump sum payment under the plan.

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

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at December 31, 2011, the Company had an unfunded benefit obligation of $4.1 million (December 31, 2011 — $3.4 million). See note 4 to the audited consolidated financial statements in Item 8 of the Company’s 2012 Form 10-K for additional details. In February 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company anticipates the postretirement liability to be reduced by $2.7 million, resulting in a pre-tax curtailment gain in the first quarter of 2013 of approximately $2.4 million.

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at December 31, 2011, the Company had an unfunded benefit obligation recorded of $0.5 million (December 31, 2010—$0.5 million).

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

Stock-based compensation expense recognized under FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”) for 2011 and 2010 was $11.9 million and $27.7 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Prior Credit Facility

On June 2, 2011, the Company amended and restated the terms of its senior secured credit facility. The Company’s amended and restated senior secured credit facility (the “Prior Credit Facility”), with a scheduled maturity of October 31, 2015, had a maximum borrowing capacity of $110.0 million, consisting of revolving asset-based loans of up to $50.0 million, subject to a borrowing base calculation (as described below) and including a sublimit of $20.0 million for letters of credit, and a revolving term loan of up to $60.0 million. Certain of the Company’s subsidiaries served as guarantors (the “Guarantors”) of the Company’s obligations under the Prior Credit Facility. The Prior Credit Facility was collateralized by a first priority security interest in substantially all of the present and future assets of the Company and the Guarantors.

The Company’s indebtedness under the Prior Credit Facility includes the following:

	December 31,	December 31,
	2012	2011
Revolving Term Loan	$11,000	$55,083

As at December 31, 2012, the Company’s current borrowing capacity under the revolving asset-based portion of the Prior Credit Facility was $50.0 million after deduction for letters of credit of $nil, and the minimum Excess Availability reserve of $5.0 million (December 31, 2011 – $47.1 million) and borrowing capacity under the revolving term portion of the Prior Credit Facility was $49.0 million (December 31, 2011 – $4.9 million).

The terms of the Prior Credit Facility was set forth in the Second Amended and Restated Prior Credit Agreement (the “Prior Credit Agreement”), dated June 2, 2011, among the Company, Wells Fargo Capital Finance Corporation (Canada), as agent, lender, sole lead arranger and sole bookrunner, (“Wells Fargo Canada”) and Export Development Canada, as lender (“EDC”, together with Wells Fargo Canada, the “Prior Lenders”) and in various collateral and security documents entered into by the Company and the Guarantors. Each of the Guarantors had also entered into a guarantee in respect of the Company’s obligations under the Prior Credit Facility.

The revolving asset-based portion of the Prior Credit Facility permitted maximum aggregate borrowings equal to the lesser of:

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

The revolving asset-based portion and the revolving term loan portion of the Prior Credit Facility bore interest, at the Company’s option, at (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo Canada’s prime rate plus a margin of 0.50% per annum. Under the Prior Credit Facility, the effective interest rate for the year ended December 31, 2012 for the revolving term loan portion was 2.42% (2011 – 2.50%). There was no amount drawn on the revolving asset-based portion of the Prior Credit Facility.

The Prior Credit Facility provides that the Company will be required to maintain a ratio of funded debt (as defined in the Prior Credit Agreement) to EBITDA (as defined in the Prior Credit Agreement) of not more than 2:1. The Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Prior Credit Agreement) of not less than 1.1:1.0. At all times under the terms of the Prior Credit Facility, the Company was required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. The ratio of funded debt to EBITDA was 0.10:1 as at December 31, 2012, where Funded Debt (as defined in the Prior Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $11.0 million. EBITDA was calculated as follows:

EBITDA per Credit Facility:

(In thousands of U.S. Dollars)
Net income	$41,337
Add:
Loss from equity accounted investments	1,362
Provision for income taxes	15,079
Interest expense net of interest income	604
Depreciation and amortization including film asset amortization(1)	32,618
Write-downs net of recoveries including asset impairments and receivable provisions(1)	1,607
Stock and other non-cash compensation	14,220

$106,827

(1)	See note 19 to the audited consolidated financial statements in Item 8 of the Company’s 2012 Form 10-K.

The Prior Credit Facility contained typical affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and the Guarantors to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions.

The Prior Credit Facility also contained customary events of default, including upon an acquisition or change of control or upon a change in the business and assets of the Company or a Guarantor that in each case is reasonably expected to have a material adverse effect on the Company or Guarantor. If an event of default occurs and is continuing under the Prior Credit Facility, the Prior Lenders may, among other things, terminate their commitments and require immediate repayment of all amounts owed by the Company.

New Credit Facility

On February 7, 2013, the Company amended and restated the terms of its Prior Credit Facility. The amended and restated facility (the “New Credit Facility”), with a scheduled maturity of February 7, 2018, has a maximum borrowing capacity of $200.0 million. The Prior Credit Facility had a maximum borrowing capacity of $110.0 million. Certain of the Company’s subsidiaries will serve as guarantors (the “Guarantors”) of the Company’s obligations under the New Credit Facility. The New Credit Facility is collateralized by a first priority security interest in substantially all of the present and future assets of the Company and the Guarantors.

The terms of the New Credit Facility are set forth in the Third Amended and Restated Credit Agreement (the “Credit Agreement”), dated February 7, 2013, among the Company, the Guarantors, the lenders named therein, Wells Fargo Bank, National Association (“Wells Fargo”), as agent and issuing lender (Wells Fargo, together with the lenders named therein, the “Lenders”) and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner and in various collateral and security documents entered into by the Company and the Guarantors. Each of the Guarantors has also entered into a guarantee in respect of the Company’s obligations under the New Credit Facility.

The New Credit Facility permits the Company to undertake up to $150.0 million in stock buybacks and dividends, provided certain covenants in the Credit Agreement are maintained. In the event that the Company undertakes stock buybacks or makes dividend payments, any amounts outstanding under the revolving portion of the New Credit Facility up to the first $75.0 million of any such stock buybacks and dividend payments will be converted to a term loan.

At closing, the Company borrowed $18.0 million from the New Credit Facility to repay outstanding indebtedness under the Prior Credit Facility and to pay fees and closing costs related to entry into the New Credit Facility.

The amounts outstanding under the New Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin of (a) 1.50%, 1.75% or 2.00% depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement) per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. Term loans, if any, under the New Credit Facility must be repaid under a 5-year straight line amortization, with a balloon payment due at maturity. The Company is required to provide an interest rate hedge for 50% of any term loans outstanding.

The New Credit Facility provides that the Company will be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0. The Company will also be required to maintain minimum EBITDA (as defined in the Credit Agreement) of $70.0 million between closing and December 30, 2013, which requirement increases to $80.0 million on

December 31, 2013, $90.0 million on December 31, 2014, and $100.0 million on December 31, 2015. The Company must also maintain a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 2.5:1.0 between closing and December 30, 2013, which requirement decreases to (i) 2.25:1.0 on December 31, 2013; (ii) 2.00:1:0 on December 31, 2014; and (iii) 1.75:1.0 on December 31, 2015.

The New Credit Facility contains typical affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and the Guarantors to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions.

The New Credit Facility also contains customary events of default, including upon an acquisition or change of control or upon a change in the business and assets of the Company or a Guarantor that in each case is reasonably expected to have a material adverse effect on the Company or a guarantor. If an event of default occurs and is continuing under the New Credit Facility, the Lenders may, among other things, terminate their commitments and require immediate repayment of all amounts owed by the Company.

Letters of Credit and Other Commitments

As at December 31, 2012, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2011 — $3.0 million), under the Prior Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at December 31, 2012, the Company had letters of credit and advance payment guarantees outstanding of $0.9 million under the Bank of Montreal facility as compared to $0.8 million as at December 31, 2011.

Cash and Cash Equivalents

As at December 31, 2012, the Company’s principal sources of liquidity included cash and cash equivalents of $21.3 million, the Prior Credit Facility, anticipated collection from trade accounts receivable of $42.0 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $13.6 million and payments expected in the next 12 months on existing backlog deals. As at December 31, 2012, the Company had drawn down $11.0 million on the revolving term loan portions of the Prior Credit Facility (with remaining availability of $49.0 million) and had drawn down $nil on the revolving asset-based portion of the Prior Credit Facility (with remaining availability of $50.0 million). There were $nil letters of credit and advance payment guarantees outstanding under the Prior Credit Facility and $0.9 million under the Bank of Montreal Facility.

During the year ended December 31, 2012, the Company’s operations provided cash of $73.6 million and the Company used cash of $35.5 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements, to purchase other intangible assets, including costs to develop the Company’s new ERP system, and to purchase property, plant and equipment. Based on management’s current operating plan for 2013, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements, to fund DMR agreements with studios and invest in research and development activities. Cash flows from joint revenue sharing arrangements are derived from the theater box-office receipts, and in some cases, concession revenue and a small upfront or initial payment and the Company invested directly in the roll out of 60 new theater systems under joint revenue sharing arrangements in 2012.

The Company believes that cash flow from operations together with existing cash and borrowing available under the New Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to existing joint revenue sharing arrangements for the next 12 months.

The Company’s operating cash flow will be adversely affected if management’s projections of future signings for theater systems and film performance, theater installations and film productions are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2012 Form 10-K), there is no guarantee that the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

Operating Activities

The Company’s net cash provided by operating activities is affected by a number of factors, including the proceeds associated with new signings of theater system lease and sale agreements in the year, costs associated with contributing systems under joint revenue sharing arrangements, the box office performance of films distributed by the Company and/or released to IMAX theaters, increases or decreases in the Company’s operating expenses, including research and development, and the level of cash collections received from its customers.

Cash provided by operating activities amounted to $73.6 million in 2012. Changes in other non-cash operating assets as compared to 2011 include: an increase of $7.3 million in financing receivables; a decrease of $4.1 million in accounts receivable; an increase of $0.4 million in inventories; an increase of $0.7 million in prepaid expenses; $0.1 million increase in other assets which includes a $0.4 million decrease in insurance recoveries receivable, a $0.3 million decrease in commissions and other deferred selling expenses and a $0.8 million increase in other assets. Changes in other operating liabilities as compared to December 31, 2011 include: a decrease in deferred revenue of $0.5 million related to backlog payments received in the current year, offset by amounts relieved from deferred revenue related to theater system installations; a decrease in accounts payable of $8.1 million and a decrease of $2.3 million in accrued liabilities.

Included in accrued liabilities at December 31, 2012, was $20.4 million of accrued pension obligations.

Investing Activities

Net cash used in investing activities amounted to $35.5 million in 2012 compared to $63.5 million in 2011, which includes an investment in joint revenue sharing equipment of $23.3 million, purchases of $6.1 million in property, plant and equipment, an additional investment in business ventures of $0.4 million and an increase in other intangible assets of $5.8 million. Net cash used in investing activities in 2011 included the license of certain intellectual property rights related to the Company’s development of a laser projection system.

Financing Activities

Net cash used in financing activities in 2012, amounted to $34.8 million, primarily due to the net repayment of bank indebtedness of $44.0 million, as compared to cash provided by financing activities of $45.1 million in 2011.

Capital Expenditures

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, other intangible assets and investments in film assets were $52.0 million in 2012 as compared to $73.3 million in 2011. In 2013 the Company anticipates continued capital expenditures due in large part to the roll-out of theaters pursuant to joint revenue sharing arrangements.

Prior Year Cash Flow Activities

Net cash provided by operating activities amounted to $6.2 million in the year ended December 31, 2011. Changes in other non-cash operating assets as compared to 2010 include: an increase of $14.6 million in financing receivables; an increase of $7.5 million in accounts receivable; an increase of $1.3 million in inventories; an increase of $0.3 million in prepaid expenses; $1.0 million increase in other assets which includes a $0.4 million decrease in commissions and other deferred selling expenses and a $1.0 million decrease in insurance recoveries receivable and an increase in other assets of $2.4 million. Changes in other non-cash operating liabilities as compared to December 31, 2010 include: an increase in deferred revenue of $0.7 million related to amounts added to deferred revenue for backlog payments received in the current year, offset by amounts relieved from deferred revenue related to theater system installations; an increase in accounts payable of $5.6 million and a decrease of $31.1 million in accrued liabilities including payments of $23.7 million for stock-based compensation. Net cash used in investing activities in the year ended December 31, 2011 amounted to $63.5 million, which includes an investment in joint revenue sharing equipment of $33.3 million, purchases of $5.5 million in property, plant and equipment, an additional investment in business ventures of $2.5 million and an increase in other intangible assets of $22.2 million. Net cash provided by financing activities in 2011 amounted to $45.1 million due to an increase in net bank indebtedness of $37.5 million and proceeds from the issuance of common shares from stock option exercises of $7.9 million, offset by a $0.3 million in payment of fees relating to the Prior Credit Facility amendment.

Capital expenditures including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment net of sales proceeds and investments in film assets were $73.3 million in the year ended December 31, 2011.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligations	2013	2014	2015	2016	2017	Thereafter
Pension obligations(1)	$21,058	$—	$21,058	$—	$—	$—	$—
Prior Credit Facility(2)	11,000	—	—	11,000	—	—	—
Operating lease obligations(3)	15,085	6,931	5,142	1,177	511	511	813
Purchase obligations(4)	12,053	11,553	500	—	—	—	—
Postretirement benefits obligations(5)	5,130	83	79	88	128	128	4,624
Capital lease obligations(6)	20	20	—	—	—	—	—

	$64,346	$18,587	$26,779	$12,265	$639	$639	$5,437

(1)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2013), although Mr. Gelfond has not informed the Company that he intends to retire at that time.
(2)	Interest on the Prior Credit Facility was payable monthly in arrears based on the applicable variable rate and is not included above. On February 7, 2013, the Company amended and restated the terms of its credit facility. The Comapany’s borrowing capacity under the New Credit Facility is up to $200.0 million. On the closing date, the Company borrowed $18.0 million under the New Credit Facility to repay outstanding indebtedness under the Prior Credit Facility and to pay fees and closing costs related to entry into the New Credit Facility.
(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s properties in New York and Santa Monica, and at the various owned and operated theaters.
(4)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
(5)	In February 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company anticipates the postretirement liability to be reduced by $2.7 million, resulting in a pre-tax curtailment gain in the first quarter of 2013 of approximately $2.4 million.
(6)	The Company’s total minimum annual payments to be made under capital leases, mostly consisting of payments for IT hardware and various other fixed assets.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering Messrs. Gelfond and Wechsler. As at December 31, 2012, the Company had an unfunded and accrued projected benefit obligation of approximately $20.4 million (December 31, 2011 — $19.0 million) in respect of the SERP.

On August 1, 2010, the Company made a lump sum payment to Mr. Wechsler in accordance with the terms of the plan, representing a settlement of Mr. Wechsler’s entitlement under the SERP. Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause, he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. The term of Mr. Gelfond’s current employment agreement has been extended through December 31, 2013, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the extension, Mr. Gelfond also agreed that any compensation earned during 2011, 2012 and 2013 would not be included in calculating his entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at December 31, 2012, the Company had an unfunded benefit obligation of $4.6 million (December 31, 2011 — $4.1 million). See note 4 to the audited consolidated financial statements in Item 8 of the Company’s 2012 Form 10-K for additional details. In February 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company anticipates the postretirement liability to be reduced by $2.7 million, resulting in a pre-tax curtailment gain in the first quarter of 2013 of approximately $2.4 million.

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at December 31, 2012, the Company had an unfunded benefit obligation of $0.5 million (December 31, 2011 — $0.5 million).

OFF-BALANCE SHEET ARRANGEMENTS

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates. The Company’s primary market risk exposure is the risk of unfavorable movements in exchange rates between the U.S. dollar, the Canadian dollar and the Chinese Yuan Renminbi. The Company does not use financial instruments for trading or other speculative purposes.

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

For the year ended December 31, 2012, the Company recorded a foreign exchange gain of $1.2 million as compared with a foreign exchange loss of $1.3 million in 2011, associated with the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies with settlement dates throughout 2013. In addition, at December 31, 2012, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered foreign currency hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The notional value of foreign currency hedging instruments at December 31, 2012 was $8.1 million (December 31, 2011 — $20.6 million). A gain of $0.7 million was recorded to other comprehensive income with respect to the depreciation/appreciation in the value of these contracts in 2012 (2011 — loss of $0.2 million). A gain of $0.2 million was reclassified from accumulated other comprehensive income to selling, general and administrative expenses in 2012 (2011 — gain of $0.7 million). Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB ASC are recorded to selling, general and administrative expenses. The notional value of forward contracts that do not qualify for hedge accounting at December 31, 2012 was $nil (December 31, 2011 — $67.3 million).

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At December 31, 2012, the Company’s net investment in leases and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros was $7.9 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2012, the potential change in the fair value of foreign currency-denominated net investment in leases and working capital items would be $0.7 million. A significant portion of the Company’s selling, general, and administrative expenses are denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at December 31, 2012, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the New Credit Facility.

As at December 31, 2012, the Company’s borrowings under the Prior Credit Facility were $11.0 million (December 31, 2011 — $55.1 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in the LIBOR. The Company had variable rate debt instruments representing approximately 6.5% and 25.3% of its total liabilities at December 31, 2012 and 2011, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately less than $0.1 million and interest income from cash would increase by approximately less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at December 31, 2012.

Item 8.	Financial Statements and Supplementary Data

************

Report of Independent Registered Public Accounting Firm

To the Shareholders of IMAX Corporation:

We have audited the accompanying consolidated balance sheets of IMAX Corporation and its subsidiaries as of December 31, 2012 and December 31, 2011 and the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2012. In addition, we have audited the financial statements schedule listed in the accompanying index under Item 15(a)(2). We also have audited IMAX Corporation’s and its subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A of its 2012 Annual Report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements, the financial statements schedule and the company’s internal control over financial reporting based on our integrated audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and the financial statement schedule are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMAX Corporation and its subsidiaries as of December 31, 2012 and December 31, 2011 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statements schedule listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, IMAX Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants, Licensed Public Accountants
Toronto, Ontario
February 21, 2013

IMAX CORPORATION

CONSOLIDATED BALANCE SHEETS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

	As at December 31,
	2012	2011
		As Revised (note 4)
Assets
Cash and cash equivalents	$21,336	$18,138
Accounts receivable, net of allowance for doubtful accounts of $1,564 (December 31, 2011 — $1,840)	42,007	46,659
Financing receivables (notes 5 and 21(c))	94,193	86,714
Inventories (note 6)	15,794	19,747
Prepaid expenses	3,833	3,126
Film assets (note 7)	3,737	2,388
Property, plant and equipment (note 8)	113,610	101,253
Other assets (notes 9, 21(d) and 21(e))	23,963	14,238
Deferred income taxes (note 10)	36,461	51,046
Goodwill	39,027	39,027
Other intangible assets (note 11)	27,911	24,913

Total assets (note 12)	$421,872	$407,249

Liabilities
Bank indebtedness (note 12)	$11,000	$55,083
Accounts payable	15,144	28,985
Accrued and other liabilities (notes 7, 13(a), 13(c), 14, 15(c), 21(a), 21(d), 22 and 23)	68,695	58,855
Deferred revenue	73,954	74,458

Total liabilities	168,793	217,381

Commitments and contingencies (notes 13 and 14)

Shareholders’ equity
Capital stock (note 15) common shares — no par value. Authorized — unlimited number.
Issued and outstanding — 66,482,425 (December 31, 2011 — 65,052,740)	313,744	303,395
Other equity	28,892	17,510
Deficit	(87,166)	(128,503)
Accumulated other comprehensive loss	(2,391)	(2,534)

Total shareholders’ equity	253,079	189,868

Total liabilities and shareholders’ equity	$421,872	$407,249

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
		As Revised (note 4)	As Revised (note 4)
Revenues
Equipment and product sales	$78,161	$85,016	$72,578
Services (note 16(c))	136,606	106,720	123,911
Rentals (note 16(c))	61,268	34,810	46,936
Finance income	7,523	6,162	4,789
Other (note 16(a))	732	3,848	400

	284,290	236,556	248,614

Costs and expenses applicable to revenues (note 2(m))
Equipment and product sales	37,538	38,742	36,394
Services (note 16(c))	72,617	69,277	63,425
Rentals	21,402	14,301	11,111
Other	—	1,018	32

	131,557	123,338	110,962

Gross margin	152,733	113,218	137,652
Selling, general and administrative expenses (note 16(b))	81,560	73,157	78,757
(including share-based compensation expense of $13.1 million, $11.7 million and $26.0 million for 2012, 2011, 2010, respectively)
Provision for arbitration award (note 14(c))	—	2,055	—
Research and development	11,411	7,829	6,249
Amortization of intangibles	706	465	513
Receivable provisions, net of recoveries (note 17)	524	1,570	1,443
Asset impairments (note 18)	—	28	45
Impairment of available-for-sale investment	150	—	—

Income from operations	58,382	28,114	50,645
Interest income	85	57	399
Interest expense (note 10(g))	(689)	(1,827)	(1,885)

Income from operations before income taxes	57,778	26,344	49,159
(Provision for) recovery of income taxes	(15,079)	(9,293)	52,574
Loss from equity-accounted investments	(1,362)	(1,791)	(493)

Net income	$41,337	$15,260	$101,240

Net income per share—basic and diluted: (note 15(d))
Net income per share—basic:	$0.63	$0.24	$1.59

Net income per share—diluted:	$0.61	$0.22	$1.52

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

	Years Ended December 31,
	2012	2011	2010
		As Revised (note 4)	As Revised (note 4)
Net income	$41,337	$15,260	$101,240
Unrealized defined benefit plan actuarial loss (note 22(a))	(1,104)	(603)	(2,646)
Realized actuarial gain on settlement of pension liability (note 22(a))	—	—	(385)
Amortization of defined benefit plan actuarial loss (note 22(a))	365	214	—
Unrealized postretirement benefit plan actuarial loss (note 22(d))	(129)	(234)	(237)
Unrealized net gain (loss) from cash flow hedging instruments (note 21(d))	716	(162)	797
Realization of cash flow hedging net gains upon settlement (note 21(d))	(236)	(684)	(665)
Change in market value of available-for-sale investment (note 21(b))	338	(488)	—
Other-than-temporary impairment of available-for-sale investment (note 21(b))	150	—	—

Other comprehensive income (loss), before tax:	100	(1,957)	(3,136)
Income tax recovery allocated to other comprehensive income (loss) (note 10(h))	43	446	1,067

Comprehensive income	$41,480	$13,749	$99,171

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

	Years Ended December 31,
	2012	2011	2010
		As Revised (note 4)	As Revised (note 4)
Cash provided by (used in):
Operating Activities
Net income	$41,337	$15,260	$101,240
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization (notes 19(c) and 20(a))	32,788	25,163	20,536
Write-downs, net of recoveries (notes 19(d) and 20(a))	1,607	1,954	2,551
Change in deferred income taxes	14,724	7,994	(55,065)
Stock and other non-cash compensation	14,220	12,814	28,524
Provision for arbitration award (note 14(c))	—	2,055	—
Unrealized foreign currency exchange (gain) loss	(329)	1,255	(865)
Loss from equity-accounted investments	1,362	1,791	493
Gain on non-cash contribution to equity-accounted investees	—	(404)	—
Change in cash surrender value of life insurance	—	—	(107)
Investment in film assets	(16,817)	(12,256)	(10,139)
Changes in other non-cash operating assets and liabilities (note 19(a))	(15,262)	(49,379)	(28,682)

Net cash provided by operating activities	73,630	6,247	58,486

Investing Activities
Purchase of property, plant and equipment	(6,055)	(5,528)	(5,338)
Investment in joint revenue sharing equipment	(23,257)	(33,290)	(21,275)
Investment in new business ventures	(381)	(2,483)	(3,636)
Cash surrender value of life insurance	—	—	7,797
Acquisition of other assets	—	—	(691)
Acquisition of other intangible assets	(5,826)	(22,206)	(681)

Net cash used in investing activities	(35,519)	(63,507)	(23,824)

Financing Activities
Increase in bank indebtedness (note 12)	9,917	75,083	—
Repayment of bank indebtedness (note 12)	(54,000)	(37,500)	(32,500)
Common shares issued—stock options exercised (note 15(b))	8,920	7,864	8,276
Proceeds from disgorgement of stock sale profits	314	—	—
Credit facility amendment fees paid	—	(306)	—

Net cash (used in) provided by financing activities	(34,849)	45,141	(24,224)

Effects of exchange rate changes on cash	(64)	(133)	(129)

Increase (decrease) in cash and cash equivalents during year	3,198	(12,252)	10,309

Cash and cash equivalents, beginning of year	18,138	30,390	20,081

Cash and cash equivalents, end of year	$21,336	$18,138	$30,390

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

	Common Shares Issued and Outstanding	Capital Stock	Other Equity	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
				As Revised (note 4)	As Revised (note 4)	As Revised (note 4)
Balance as at December 31, 2009	62,831,974	$280,048	$6,044	$(245,003)	$1,046	$42,135
Net income	—	—	—	101,240	—	101,240
Paid-in capital for non-employee stock options granted (note 15(c))	—	—	383	—	—	383
Employee stock options exercised	1,090,782	8,063	(1,696)	—	—	6,367
Non-employee stock options exercised	222,817	3,016	(1,102)	—	—	1,914
Paid-in capital for employee stock options granted (note 15(c))	—	—	4,058	—	—	4,058
Unrecognized defined benefit plan actuarial loss, net (note 22)	—	—	—	—	(1,985)	(1,985)
Unrealized postretirement benefit plan actuarial loss, net (note 22(d))	—	—	—	—	(166)	(166)
Unrealized net gain on cash flow hedging instruments, net (note 21)	—	—	—	—	(50)	(50)
Tax recovery related to share issuance expenses	—	1,850	—	—	—	1,850
Realized actuarial gain on settlement of defined pension plan liability, net (note 22)	—	—	—	—	132	132

Balance as at December 31, 2010	64,145,573	$292,977	$7,687	$(143,763)	$(1,023)	$155,878
Net income	—	—	—	15,260	—	15,260
Paid-in capital for non-employee stock options granted (note 15(c))	—	—	2,375	—	—	2,375
Employee stock options exercised	763,056	5,173	(731)	—	—	4,442
Non-employee stock options exercised	144,111	5,245	(1,823)	—	—	3,422
Paid-in capital for employee stock options granted (note 15(c))	—	—	9,391	—	—	9,391
Utilization of windfall tax benefits from employee stock options (note 10(f))	—	—	611	—	—	611
Unrecognized defined benefit plan actuarial loss, net (note 22)	—	—	—	—	(458)	(458)
Amortization of defined benefit plan actuarial loss, net (note 22)	—	—	—	—	161	161
Unrealized postretirement benefit plan actuarial loss, net (note 22(d))	—	—	—	—	(176)	(176)
Unrealized net gain on cash flow hedging instruments, net (note 21)	—	—	—	—	(117)	(117)
Realization of cash flow hedging gains upon settlement, net (note 21)	—	—	—	—	(494)	(494)
Unrealized change in market value of available-for-sale investment, net (note 21)	—	—	—	—	(427)	(427)

Balance as at December 31, 2011	65,052,740	$303,395	$17,510	$(128,503)	$(2,534)	$189,868
Net income	—	—	—	41,337	—	41,337
Paid-in capital for non-employee stock options granted (note 15(c))	—	—	115	—	—	115
Employee stock options exercised	1,414,685	9,946	(1,279)	—	—	8,667
Non-employee stock options exercised	15,000	403	(150)	—	—	253
Paid-in capital for employee stock options granted (note 15(c))	—	—	12,359	—	—	12,359
Disgorgement of profit	—	—	314	—	—	314
Utilization of windfall tax benefits from employee stock options (note 10(f))	—	—	23	—	—	23
Unrealized defined benefit plan actuarial loss, net (note 22)	—	—	—	—	(819)	(819)
Amortization of defined benefit plan actuarial loss, net (note 22)	—	—	—	—	274	274
Unrealized postretirement benefit plan actuarial loss, net (note 22(d))	—	—	—	—	(96)	(96)
Unrealized change in cash flow hedging instruments, net (note 21)	—	—	—	—	531	531
Realization of cash flow hedging gains upon settlement, net (note 21)	—	—	—	—	(174)	(174)
Change in market value of available-for-sale investment, net (note 21)	—	—	—	—	296	296
Other-than-temporary impairment of available-for-sale investment, net (note 21)	—	—	—	—	131	131

Balance as at December 31, 2012	66,482,425	$313,744	$28,892	$(87,166)	$(2,391)	$253,079

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

In accordance with United States Generally Accepted Accounting Principles

(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

1. Description of the Business

IMAX Corporation together with its consolidated wholly-owned subsidiaries (the “Company”) is an entertainment technology company specializing in digital and film-based motion picture technologies, whose principal activities are the:

•

design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 53 countries as at December 31, 2012;

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

The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). The Company has 9 film production companies that are VIEs. For 2 of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets of $nil (December 31, 2011 — $nil) and total liabilities of $nil as at December 31, 2012 (December 31, 2011 — $nil). For the other 7 film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at December 31, 2012, these 7 VIEs have total assets and total liabilities of $15.9 million (December 31, 2011 — $12.7 million). Earnings of the investees included in the Company’s consolidated statement of operations amounted to $nil in 2012 (2011 — $nil). The carrying value of these investments in VIEs that are not consolidated is $nil at December 31, 2012 (December 31, 2011 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the consolidated statement of operations. The Company’s exposure, which is determined based on the level of funding contributed by the Company and the development stage of the respective film, is $0.9 million at December 31, 2012 (2011 — $nil).

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 “Investments – Equity Method and Joint Ventures” (“ASC 323”) and ASC 320 “Investments in Debt and Equity Securities” (“ASC 320”), as appropriate. At December 31, 2012, the equity method of accounting is being utilized for an investment with a carrying value of $3.1 million (December 31, 2011 — $4.1 million). The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under ASC 320 and is recorded at its fair value of $1.3 million at December 31, 2012 (December 31, 2011 — $1.0 million). This investment is classified as an available-for-sale investment. The total carrying value of investments in new business ventures at December 31, 2012 and December 31, 2011 is $4.4 million and $5.1 million, respectively, and is recorded in Other Assets.

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

(e) Inventories

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

Finished goods inventories can contain theater systems for which title has passed to the Company’s customer (as the theater system has been delivered to the customer) but the revenue recognition criteria as discussed in note 2(m) have not been met.

(f) Film Assets

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

(g) Property, Plant and Equipment

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

(h) Other Assets

Other assets include insurance recoverable, deferred charges on debt financing, deferred selling costs that are direct and incremental to the acquisition of sales contracts, foreign currency derivative gains, lease incentives and investments in new business ventures.

Costs of debt financing are deferred and amortized over the term of the debt using the effective interest method.

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

Investments in new business ventures are accounted for using ASC 323 as described in note 2(a). The Company currently accounts for its 10.1% investment in 3net, a 3D television channel operated by a limited liability corporation owned by the Company, using the equity method of accounting. The Company accounts for in-kind contributions to its equity investment in accordance with ASC 845 “Non-Monetary Transactions” (“ASC 845”) whereby if the fair value of the asset or assets contributed is greater than the carrying value a partial gain shall be recognized.

The Company’s investment in debt securities is classified as an available-for-sale investment in accordance with ASC 320. Unrealized holding gains and losses for this investment is excluded from earnings and reported in other comprehensive income until realized. Realization occurs upon sale of a portion of or the entire investment. The investment is impaired if the fair value is less than cost, which is assessed in each reporting period. When the Company intends to sell a specifically identified beneficial interest, a write-down for other-than-temporary impairment shall be recognized in earnings.

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

(m) Revenue Recognition

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

Cost of Equipment and Product Sales

Theater systems and other equipment subject to sales-type leases and sales arrangements includes the cost of the equipment and costs related to project management, design, delivery and installation supervision services as applicable. The costs related to theater systems under sales and sales-type lease arrangements are relieved from inventory to costs and expenses applicable to revenues-equipment and product sales when revenue recognition criteria are met. In addition, the Company defers direct selling costs such as sales commissions and other amounts related to these contracts until the related revenue is recognized. These costs included in costs and expenses applicable to revenues-equipment and product sales, totaled $2.7 million in 2012 (2011 – $2.4 million, 2010 – $1.9 million). The cost of equipment and product sales prior to direct selling costs was $34.8 million in 2012 (2011 – $36.3 million, 2010 – $34.5 million). The Company may have warranty obligations at or after the time revenue is recognized which require replacement of certain parts that do not affect the functionality of the theater system or services. The costs for warranty obligations for known issues are accrued as charges to costs and expenses applicable to revenues-equipment and product sales at the time revenue is recognized based on the Company’s past historical experience and cost estimates.

Cost of Rentals

For theater systems and other equipment subject to an operating lease or placed in a theater operators’ venue under a joint revenue sharing arrangement, the cost of equipment and those costs that result directly from and are essential to the arrangement, is included within property, plant and equipment. Depreciation and impairment losses, if any, are included in cost of rentals based on the accounting policy set out in note 2(g). Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned, which is typically the month of installation. These costs totaled $1.5 million in 2012 (2011 — $2.3 million, 2010 — $2.1 million). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $1.9 million in 2012 (2011 — $3.2 million, 2010 — $2.1 million).

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

Film Production and IMAX DMR Services

In certain film arrangements, the Company produces a film financed by third parties whereby the third party retains the copyright and the Company obtains exclusive distribution rights. Under these arrangements, the Company is entitled to receive a fixed fee or to retain as a fee the excess of funding over cost of production (the “production fee”). The third parties receive a portion of the revenues received by the Company from distributing the film, which is charged to costs and expenses applicable to revenues-services. The production fees are deferred, and recognized as a reduction in the cost of the film based on the ratio of the Company’s distribution revenues recognized in the current period to the ultimate distribution revenues expected from the film. Film exploitation costs, including advertising and marketing totaled $3.3 million in 2012 (2011 — $3.8 million, 2010 — $2.1 million) and are recorded in costs and expenses applicable to revenues-services as incurred.

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

Film Distribution

Revenue from the licensing of films is recognized in Services revenues when persuasive evidence of a licensing arrangement exists, the film has been completed and delivered, the license period has begun, the fee is fixed or determinable and collectibility is reasonably assured. When license fees are based on a percentage of box-office receipts, revenue is recognized when box-office receipts are reported by exhibitors, provided collectibility is reasonably assured. Film exploitation costs, including advertising and marketing, totaled $1.5 million in 2012 (2011 — $1.9 million, 2010 — $0.7 million) and are recorded in costs and expenses applicable to revenues-services as incurred.

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

(o) Foreign Currency Translation

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

(p) Stock-Based Compensation

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

(q) Pension Plans and Postretirement Benefits

The Company has a defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”). As the Company’s SERP is unfunded, as at December 31, 2012, a liability is recognized for the projected benefit obligation.

Assumptions used in computing the defined benefit obligations are reviewed annually by management in consultation with its actuaries and adjusted for current conditions. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefits cost are recognized as a component of other comprehensive income. Amounts recognized in accumulated other comprehensive income including unrecognized actuarial gains or losses and prior service costs are adjusted as they are subsequently recognized in the consolidated statement of operations as components of net periodic benefit cost. Prior service costs resulting from the pension plan inception or amendments are amortized over the expected future service life of the employees, cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation are amortized over the expected average remaining service life of the employees, and current service costs are expensed when earned. The remaining weighted average future service life of the employee used in computing the defined benefit obligation for the year ended December 31, 2012 was 2.0 years.

For defined contribution pension plans, required contributions by the Company are recorded as an expense.

A liability is recognized for the unfunded accumulated benefit obligation of the postretirement benefits plan. Assumptions used in computing the accumulated benefit obligation are reviewed by management in consultation with its actuaries and adjusted for current conditions. Current service cost is recognized as incurred and actuarial gains and losses are recognized as a component of other comprehensive income (loss). Amounts recognized in accumulated other comprehensive income (loss) including unrecognized actuarial gains or losses are adjusted as they are subsequently recognized in the consolidated statement of operations as components of net periodic benefit cost.

(r) Guarantees

The FASB ASC Guarantees Topic requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. Disclosures as required under the accounting guidance have been included in note 14(g).

3. New Accounting Standards and Accounting Changes

Changes in Accounting Policies

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The standards set forth in ASU 2011-04 supersede most of the accounting guidance currently found in Topic 820 of the FASB’s ASC. The amendments will improve comparability of fair value measurements presented and disclosed in financial statements prepared with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011 on a prospective basis. Early application by public entities is not permitted. On January 1, 2012, the Company adopted the disclosure requirements amendments in ASU 2011-04 relating to Level 3 fair value measurements and accordingly, has expanded disclosures as presented in note 21(b).

In October 2012, The FASB issued ASU No. 2012-07, “Entertainment – Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs” (“ASU 2012-07”). ASU 2012-07 eliminates the presumption that conditions leading to the write-off after the Balance Sheet date existed at the Balance Sheet date and also eliminates the requirement that changes to estimates due to consideration of a subsequent event are considered in the fair value measurements, unless the information would have been considered by the market participants. For public entities, the amendments are effective for impairment assessments performed on or after December 15, 2012 on a prospective basis. On December 31, 2012, the Company adopted the amendments in ASU 2012-07. No changes in the assessment of film costs or additional disclosures were required as a result of the adoption of ASU 2012-07.

Recently Issued FASB Accounting Standard Codification Updates

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet—Disclosures about Offsetting Assets and Liabilities (ASC Topic 210)”. The purpose of the amendment is to provide greater clarity within disclosures between entities reporting in U.S. GAAP versus IFRS that have offsetting (netting) assets and liabilities. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments in ASU 2011-11 for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. It is to be applied retrospectively for all comparative periods presented. On January 1, 2013 the Company adopted the amended ASC 210 standard. The adoption of this standard is not expected to have a material impact however it may expand the Company’s disclosures in its condensed consolidated financial statements for the period ending March 31, 2013.

4. Revision of Previously Issued Financial Statements

During the fourth quarter review of the Company’s existing benefit packages, the Company determined that Canadian employees, upon meeting certain eligibility requirements, are entitled to postretirement health and welfare benefits for which the obligation had not been included in the prior financial statements as required under ASC Topic 715 “Compensation – Retirement Benefits”. The Company understated accrued and other liabilities and overstated shareholders’ equity as at December 31, 2011 by $4.1 million and $3.0 million, respectively. In accordance with the relevant guidance, management assessed the materiality of the error and concluded that the errors were not material to any previously issued financial statements. The Company has revised its previously issued audited consolidated financial statements, as applicable.

The following table presents the impact of the revisions on the Company’s previously issued audited consolidated balance sheet as at December 31, 2011(1):

(in thousands of U.S dollars, except per share amounts)	As Reported	As Revised
Deferred income tax asset	$50,033	$51,046
Total assets	$406,236	$407,249
Accrued and other liabilities	$54,803	$58,855
Total liabilities	$213,329	$217,381
Deficit	$(125,666)	$(128,503)
Accumulated other comprehensive loss	$(2,332)	$(2,534)
Shareholders’ equity	$192,907	$189,868

(1)	The net impact of the revision adjustments to shareholders’ equity (deficiency) as of January 1, 2010 and December 31, 2010, was a net increase of $2.9 million and $2.6 million, respectively.

The following table presents the impact of the revisions on the Company’s previously issued audited consolidated statements of operations and comprehensive income for the years ended December 31:

(in thousands of U.S dollars, except per share amounts)	2011		2010
	As Reported	As Revised	As Reported	As Revised
Selling, general and administrative expenses	$72,779	$73,157	$78,428	$78,757
Income from operations	$28,492	$28,114	$50,974	$50,645
Income from operations before income taxes	$26,722	$26,344	$49,488	$49,159
(Provision for) recovery of income taxes	$(9,388)	$(9,293)	$51,784	$52,574
Net income	$15,543	$15,260	$100,779	$101,240
Net income per share—basic	$0.24	$0.24	$1.59	$1.59
Net income per share—diluted	$0.23	$0.22	$1.51	$1.52
Other comprehensive loss	$(1,723)	$(1,957)	$(2,899)	$(3,136)
Income tax recovery allocated to other comprehensive loss	$388	$446	$996	$1,067
Comprehensive income	$14,208	$13,749	$98,876	$99,171

Subsequent to year-end, the Company amended its Canadian postretirement plan, resulting in a significant curtailment of the benefit liability. See note 22(d) for further information.

5. Lease Arrangements

(a) General Terms of Lease Arrangements

A number of the Company’s leases are classified as sales-type leases. Certain arrangements that are legal sales are also classified as sales-type leases as certain clauses within the arrangements limit transfer of title or provide the Company with conditional rights to the system. The customer’s rights under the Company’s lease arrangements are described in note 2(m). The Company classifies its lease arrangements at inception of the arrangement and, if required, after a modification of the lease arrangement, to determine whether they are sales-type leases or operating leases. Under the Company’s lease arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s lease portfolio terms are typically non-cancellable for 10 to 20 years with renewal provisions from inception. Except for those sales arrangements that are classified as sales-type leases, the Company’s leases generally do not contain an automatic transfer of title at the end of the lease term. The Company’s lease arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty generally after the first year of the lease until the end of the lease term. The customer is responsible for obtaining insurance coverage for the theater systems commencing on the date specified in the arrangement’s shipping terms and ending on the date the theater systems are delivered back to the Company.

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

(b) Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	As at December 31,
	2012	2011
Gross minimum lease payments receivable	$18,880	$29,603
Unearned finance income	(4,705)	(8,356)

Minimum lease payments receivable	14,175	21,247
Accumulated allowance for uncollectible amounts	(1,130)	(1,833)

Net investment in leases	13,045	19,414

Gross financed sales receivables	114,492	95,686
Unearned finance income	(33,278)	(28,070)

Financed sales receivables	81,214	67,616
Accumulated allowance for uncollectible amounts	(66)	(316)

Net financed sales receivables	81,148	67,300

Total financing receivables	$94,193	$86,714

Net financed sales receivables due within one year	$10,482	$8,694
Net financed sales receivables due after one year	$70,666	$58,606

In 2012, the financed sales receivables had a weighted average effective interest rate of 8.7% (2011 — 8.9%).

(c) Contingent Fees

Contingent fees that meet the Company’s revenue recognition policy, from customers under various arrangements, have been reported in revenue as follows:

	Years Ended December 31,
	2012	2011	2010
Sales	$1,797	$976	$1,608
Sales-type leases	308	517	1,054
Operating leases	930	1,232	1,675

Subtotal—sales, sales-type leases and operating leases	3,035	2,725	4,337
Joint revenue sharing arrangements	57,526	30,764	41,757

	$60,561	$33,489	$46,094

(d) Future Minimum Rental Payments

Future minimum rental payments receivable from operating and sales-type leases at December 31, 2012, for each of the next five years are as follows:

	Operating Leases	Sales-Type Leases
2013	$2,145	$3,087
2014	1,652	2,732
2015	1,309	2,475
2016	1,090	1,957
2017	1,031	1,550
Thereafter	4,698	5,460

Total	$11,925	$17,261

Total future minimum rental payments receivable from sales-type leases at December 31, 2012 exclude $1.6 million which represents amounts billed but not yet received.

6. Inventories

	As at December 31,
	2012	2011
Raw materials	$5,424	$5,803
Work-in-process	338	1,515
Finished goods	10,032	12,429

	$15,794	$19,747

At December 31, 2012, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $6.8 million (December 31, 2011 — $5.7 million).

Inventories at December 31, 2012 include provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $4.4 million (December 31, 2011 —$4.0 million).

7. Film Assets

	As at December 31,
	2012	2011
Completed and released films, net of accumulated amortization of $67,363 (2011 — $51,848)	$2,959	$1,356
Films in production	380	639
Films in development	398	393

	$3,737	$2,388

The Company expects to amortize film costs of $3.0 million for released films within five years from December 31, 2012 (December 31, 2011 — $2.2 million), included is $2.4 million which reflects the portion of the costs of the Company’s completed films that are expected to be amortized within the next year. The amount of participation payments to third parties related to these films that the Company expects to pay during 2013 is $5.8 million (2012 — $6.4 million).

8. Property, Plant and Equipment

	As at December 31, 2012
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components(1)(2)	$131,240	$39,140	$92,100
Camera equipment(5)	4,668	4,306	362

	135,908	43,446	92,462

Assets under construction(3)	6,910	—	6,910

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	15,242	9,864	5,378
Office and production equipment(4)	25,777	19,779	5,998
Leasehold improvements	9,734	8,465	1,269

	52,346	38,108	14,238

	$195,164	$81,554	$113,610

	As at December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components(1)(2)	$122,691	$39,773	$82,918
Camera equipment(5)	6,355	6,088	267

	129,046	45,861	83,185

Assets under construction(3)	4,972	—	4,972

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	14,633	9,352	5,281
Office and production equipment(4)	29,220	24,772	4,448
Leasehold improvements	9,396	7,622	1,774

	54,842	41,746	13,096

	$188,860	$87,607	$101,253

(1)	Included in theater system components are assets with costs of $8.1 million (2011 — $18.4 million) and accumulated depreciation of $7.3 million (2011 — $17.8 million) that are leased to customers under operating leases. In 2012, the Company identified and wrote off $10.6 million of theater system components that are no longer in use and fully amortized.
(2)	Included in theater system components are assets with costs of $118.5 million (2011 — $100.2 million) and accumulated depreciation of $29.2 million (2011 — $19.1 million) that are used in joint revenue sharing arrangements.
(3)	Included in assets under construction are components with costs of $4.1 million (2011 — $3.7 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.
(4)	Fully amortized office and production equipment is still in use by the Company.
(5)	Fully amortized camera equipment is still in use by the Company. In 2012, the Company identified and wrote off $1.9 million of camera equipment that is no longer in use and fully amortized.

9. Other Assets

	As at December 31,
	2012	2011
Insurance recoverable (note 14(d))	$11,474	$918
Lease incentives provided to theaters	4,554	4,285
Equity-accounted investments	3,074	4,055
Commissions and other deferred selling expenses	2,645	2,967
Investment in new business ventures	1,350	1,012
Deferred charges on debt financing	569	1,001
Foreign currency derivatives	297	—

	$23,963	$14,238

10. Income Taxes

(a) Income (loss) from continuing operations before income taxes by tax jurisdiction are comprised of the following:

	Years Ended December 31,
	2012	2011	2010
		As Revised	As Revised
Canada	$55,477	$23,023	$47,625
United States	2,636	8,655	2,088
China	(476)	(5,722)	—
Other	141	388	(554)

	$57,778	$26,344	$49,159

(b) The (provision) recovery for income taxes related to income from continuing operations is comprised of the following:

	Years Ended December 31,
	2012	2011	2010
		As Revised	As Revised
Current:
Canada	$(370)	$(1,174)	$(1,026)
Foreign	15	(125)	(1,465)

	(355)	(1,299)	(2,491)

Deferred:(1)
Canada	(14,441)	(8,586)	50,401
Foreign	(283)	592	4,664

	(14,724)	(7,994)	55,065

	$(15,079)	$(9,293)	$52,574

(1)	For the year ended December 31, 2012, the Company has increased the valuation allowance by $0.1 million (2011 — release of $1.9 million) relating to the future utilization of deductible temporary differences, tax credits, and certain net operating loss carryforwards, of which less than $0.1 million was recorded to deferred income tax expense and less than $0.1 million was recorded to share capital. Also included in the provision for income taxes is the deferred tax related to the amortization of the defined benefit plan actuarial loss and realized foreign exchange gains and losses on effectively hedged forward contracts reclassified from other comprehensive income in the year of less than $0.1 million.

(c) The (provision for) recovery of income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings due to the following:

	Years Ended December 31,
	2012	2011	2010
		As Revised	As Revised
Income tax provision at combined statutory rates	$(15,311)	$(7,442)	$(15,241)
Adjustments resulting from:
Non-deductible stock based compensation	(3,166)	(2,752)	(1,713)
Other non-deductible/non-includable items	12	(246)	420
(Increase) decrease in valuation allowance relating to current year temporary differences	(93)	1,264	12,708
Decrease in valuation allowance relating to reversal of future temporary differences	—	—	55,512
Tax effect of pension settlement and postretirement plan reclassified from other comprehensive income	—	—	(528)
Withholding and other taxes	(1,095)	(895)	(1,041)
Changes to tax reserves	833	99	13
U.S. federal and state taxes	45	(345)	(1,465)
Income tax at different rates in foreign and other provincial jurisdictions	(56)	(916)	(394)
Impact of changes in future enacted tax rates on current year temporary differences	—	(521)	4,444
Carryforward of investment and other tax credits (non-refundable)	2,463	1,526	1,642
Effect of changes in legislation relating to enacted tax rate increases	494	—	—
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	483	226	14
Expiration of losses and credits carried forward	—	—	(1,558)
Tax effect of loss from equity-accounted investments	463	642	168
Other	(151)	67	(407)

(Provision for) recovery of income taxes, as reported	$(15,079)	$(9,293)	$52,574

(d) The net deferred income tax asset is comprised of the following:

	As at December 31,
	2012	2011
		As Revised
Net operating loss carryforwards	$15,475	$16,787
Investment tax credit and other tax credit carryforwards	6,101	5,192
Write-downs of other assets	690	712
Excess tax over accounting basis in property, plant and equipment and inventories	14,020	29,897
Accrued pension liability	6,615	5,813
Other accrued reserves	2,340	2,706

Total deferred income tax assets	45,241	61,107
Income recognition on net investment in leases	(2,667)	(4,022)
Other	—	15

	42,574	57,100
Valuation allowance	(6,113)	(6,054)

Net deferred income tax asset	$36,461	$51,046

The gross deferred tax assets include a liability of $0.4 million relating to the remaining tax effect resulting from the Company’s defined benefit pension plan, the related actuarial gains and losses, unrealized net gains on cash flow hedging instruments and the unrealized change in market value of available-for-sale investments recorded in accumulated other comprehensive income.

The Company has not provided Canadian taxes on cumulative earnings of non-Canadian affiliates and associated companies that have been reinvested indefinitely. Taxes are provided for earnings of non-Canadian affiliates and associated companies when the Company determines that such earnings are no longer indefinitely reinvested.

(e) Estimated net operating loss carryforwards and estimated tax credit carryforwards expire as follows:

	Investment Tax Credits and Other Tax Credit Carryforwards	Net Operating Loss Carryforwards
2013	$17	$—
2014	—	11
2015	—	20
2016	—	—
2017	—	—
Thereafter	7,897	51,454

	$7,914	$51,485

Estimated net operating loss carryforwards can be carried forward to reduce taxable income through to 2032. Investment tax credits and other tax credits can be carried forward to reduce income taxes payable through to 2032.

As at December 31, 2012, the Company had approximately $14.8 million of U.S. consolidated federal tax net operating loss carryforwards and certain other state tax net loss carryforwards. Realization of some or all of the benefit from these U.S. net tax operating losses is dependent on the absence of certain “ownership changes” of the Company’s common shares. An “ownership change,” as defined in the applicable federal income tax rules, would place possible limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income that the Company may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could significantly reduce or effectively eliminate the Company’s ability to use its U.S. net operating losses to offset any future taxable income.

(f) Valuation allowance

The provision for income taxes in the year ended December 31, 2012 includes a net income tax provision of $0.1 million (2011—$1.3 million net income tax benefit) in continuing operations related to an increase in the valuation allowance for the Company’s deferred tax assets and other tax adjustments. In 2012, the Company added an additional $0.1 million in valuation allowance relating to the current period deductible temporary differences and loss carryforwards, of which less than $0.1 million was included in the provision for income taxes and less than $0.1 million, was included directly to shareholders’ equity. During the year ended December 31, 2012, after considering all available evidence, both positive (including recent profits, projected future profitability, backlog, carryforward periods for utilization of net operating loss carryovers and tax credits, discretionary deductions and other factors) and negative (including cumulative losses in past years and other factors), it was concluded that the valuation allowance against the Company’s deferred tax assets should be increased by approximately $0.1 million (2011—$1.9 million decrease). The remaining $6.1 million (2011—$6.1 million) balance in the valuation allowance as at December 31, 2012 is primarily attributable to certain U.S. federal and state net operating loss carryovers and federal tax credits that are likely to expire unutilized. If the remaining $14.8 million in U.S. consolidated federal tax net operating loss carryforwards are realized in a future period, the related $5.1 million valuation allowance release will be recorded against Other Equity. As at December 31, 2010, the Company had determined that based on the improvement of the Company’s operating results in 2009 and 2010 and the Company’s assessment of projected future results of operations, realization of a deferred income tax benefit was more likely than not. As a result, the judgment about the need for a full valuation allowance against deferred tax assets changed, and a reduction in the valuation allowance of $55.5 million was recorded as a benefit within the recovery for income taxes from continuing operations.

(g) Uncertain tax positions

In connection with the Company’s adoption of FIN 48, as of January 1, 2007, the Company recorded a net increase to its deficit of $2.1 million (including approximately $0.9 million related to accrued interest and penalties) related to the measurement of potential international withholding tax requirements and a decrease in reserves for income taxes. As at December 31, 2012 and December 31, 2011, the Company had total unrecognized tax benefits (including interest and penalties) of $2.8 million and $4.4 million, respectively, for international withholding taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, is as follows:

(In thousands of U.S. Dollars)	2012	2011	2010
Balance at beginning of the year	$3,119	$3,219	$3,237
Additions based on tax positions related to the current year	392	404	410
Additions for tax positions of prior years	—	16	—
Reductions for tax positions of prior years	(77)	—	(10)
Settlements	(38)	—	—
Reductions resulting from lapse of applicable statute of limitations and administrative practices	(1,110)	(520)	(418)

Balance at the end of the year	$2,286	$3,119	$3,219

Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations rather than income tax expense. The Company recovered approximately $0.8 million in potential interest and penalties associated with unrecognized tax benefits for the years ended December 31, 2012 (2011—$0.1 million expense, 2010—$nil).

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada, the province of Ontario, the United States (including multiple states) and China.

The Company’s 2007 through 2012 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and the 2006 through 2012 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other on-going audits in various other jurisdictions that are not material to the financial statements.

(h) Income Tax Effect on Comprehensive Income

The income tax benefit (expense) related to the following items included in other comprehensive income are:

	2012	2011	2010
		As Revised	As Revised
Amortization of actuarial loss on defined benefit plan	$(91)	$(53)	$—
Unrecognized actuarial loss on defined benefit plan	285	145	661
Realization of actuarial gain on settlement of defined benefit pension liability	—	—	517
Unrecognized actuarial loss on postretirement benefit plan	33	58	71
Other-than-temporary impairment of available-for-sale investment	(19)	—	—
Change in market value of available-for-sale investment	(42)	61	—
Unrealized change in cash flow hedging instruments	(185)	45	(182)
Realized change in cash flow hedging instruments upon settlement	62	190	—

	$43	$446	$1,067

11. Other Intangible Assets

	As at December 31, 2012
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$8,499	$5,670	$2,829
Licenses and intellectual property	19,790	1,730	18,060
Other	7,022	—	7,022

	$35,311	$7,400	$27,911

	As at December 31, 2011
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$8,014	$5,304	$2,710
Licenses and intellectual property	19,407	254	19,153
Other	3,050	—	3,050

	$30,471	$5,558	$24,913

The Company expects to amortize an average of $2.0 million for each of the next 5 years, respectively. Fully amortized other intangible assets are still in use by the Company.

During 2012, the Company acquired $5.0 million in other intangible assets, which is comprised mainly of the Company’s investment in a new enterprise resource planning system, which will commence being amortized upon commissioning on January 1, 2013. The net book value of these other intangible assets was $4.8 million as at December 31, 2012. The weighted average amortization period for these additions was 10 years.

During 2012, the Company incurred costs of $0.1 million to renew or extend the term of acquired patents and trademarks which were recorded in selling, general and administrative expenses (2011 — $0.1 million).

12. Credit Facility

Prior Credit Facility

On June 2, 2011, the Company amended and restated the terms of its senior secured credit facility, which had been scheduled to mature on October 31, 2013. The Company’s amended and restated facility (the “Prior Credit Facility”), with a scheduled maturity of October 31, 2015, had a maximum borrowing capacity of $110.0 million, consisting of revolving asset-based loans of up to $50.0 million subject to a borrowing base calculation (as described below) and including a sublimit of $20.0 million for letters of credit, and a revolving term loan of up to $60.0 million. Certain of the Company’s subsidiaries serve as guarantors (the “Guarantors”) of the Company’s obligations under the Prior Credit Facility. The Prior Credit Facility was collateralized by a first priority security interest in substantially all of the present and future assets of the Company and the Guarantors.

The terms of the Prior Credit Facility was set forth in the Second Amended and Restated Credit Agreement (the “Prior Credit Agreement”), dated June 2, 2011, among the Company, Wells Fargo Capital Finance Corporation (Canada), as agent, lender, sole lead arranger and sole bookrunner (“Wells Fargo Canada”), and Export Development Canada, as lender (“EDC”, together with Wells Fargo Canada, the “Prior Lenders”) and in various collateral and security documents entered into by the Company and the Guarantors. Each of the Guarantors also entered into a guarantee in respect of the Company’s obligations under the Prior Credit Facility.

The revolving asset-based portion of the Prior Credit Facility permitted maximum aggregate borrowings equal to the lesser of:

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

The revolving asset-based portion and the revolving term portion of the Prior Credit Facility bore interest, at the Company’s option, at (i) LIBOR plus a margin of 2.00% per annum, or (ii) Wells Fargo Canada’s prime rate plus a margin of 0.50% per annum. Under the Prior Credit Facility, the effective interest rate for the year ended December 31, 2012 for the revolving term loan portion was 2.42% (2011 – 2.50%). There was no amount drawn on the revolving asset-based portion of the Prior Credit Facility.

The Prior Credit Facility provides that the Company will be required to maintain a ratio of funded debt (as defined in the Prior Credit Agreement) to EBITDA (as defined in the Prior Credit Agreement) of not more than 2:1. The Company will also be required to maintain a Fixed Charge Coverage Ratio (as defined in the Prior Credit Agreement) of not less than 1.1:1.0. At all times under the terms of the Prior Credit Facility, the Company was required to maintain minimum Excess Availability of not less than $5.0 million and minimum Cash and Excess Availability of not less than $15.0 million. These amounts were $55.0 million and $76.3 million at December 31, 2012, respectively. The Company was in compliance with all of these requirements at December 31, 2012.

The Prior Credit Facility contained typical affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and the Guarantors to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions.

The Prior Credit Facility also contained customary events of default, including upon an acquisition or change of control or upon a change in the business and assets of the Company or a Guarantor that in each case is reasonably expected to have a material adverse effect on the Company or Guarantor. If an event of default occurs and is continuing under the Prior Credit Facility, the Prior Lenders may, among other things, terminate their commitments and require immediate repayment of all amounts owed by the Company.

Bank indebtedness includes the following:

	As at December 31,
	2012	2011
Revolving Term Loan	$11,000	$55,083

Total amounts drawn and available under the Prior Credit Facility at December 31, 2012 were $11.0 million and $99.0 million, respectively (December 31, 2011 — $55.1 million and $52.0 million, respectively).

At December 31, 2012, the Company’s current borrowing capacity under the revolving asset-based portion of the Prior Credit Facility was $50.0 million after deduction for letters of credit of $nil and the minimum Excess Availability reserve of $5.0 million (December 31, 2011 — $47.1 million) and borrowing capacity under the revolving term portion of the Prior Credit Facility was $49.0 million (December 31, 2011 — $4.9 million).

As at December 31, 2012, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2011 — $3.0 million), under the Prior Credit Facility.

In accordance with the loan agreement, the Company is obligated to make payments on the principal of the term loan as follows:

2013	$—
2014	—
2015	11,000
2016	—
2017	—
Thereafter	—

$11,000

New Credit Facility

On February 7, 2013, the Company amended and restated the terms of its Prior Credit Facility. The amended and restated facility (the “New Credit Facility”), with a scheduled maturity of February 7, 2018, has a maximum borrowing capacity of $200.0 million. The Prior Credit Facility had a maximum borrowing capacity of $110.0 million. Certain of the Company’s subsidiaries will serve as guarantors (the “Guarantors”) of the Company’s obligations under the New Credit Facility. The New Credit Facility is collateralized by a first priority security interest in substantially all of the present and future assets of the Company and the Guarantors.

The terms of the New Credit Facility are set forth in the Third Amended and Restated Credit Agreement (the “Credit Agreement”), dated February 7, 2013, among the Company, the Guarantors, the lenders named therein, Wells Fargo Bank, National Association (“Wells Fargo”), as agent and issuing lender (Wells Fargo, together with the lenders named therein, the “Lenders”) and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner and in various collateral and security documents entered into by the Company and the Guarantors. Each of the Guarantors has also entered into a guarantee in respect of the Company’s obligations under the New Credit Facility.

The New Credit Facility permits the Company to undertake up to $150.0 million in stock buybacks and dividends, provided certain covenants in the Credit Agreement are maintained. In the event that the Company undertakes stock buybacks or makes dividend payments, any amounts outstanding under the revolving portion of the New Credit Facility up to the first $75.0 million of any such stock buybacks and dividend payments will be converted to a term loan.

At closing, the Company borrowed $18.0 million from the New Credit Facility to repay outstanding indebtedness under the Prior Credit Facility and to pay fees and closing costs related to entry into the New Credit Facility.

The amounts outstanding under the New Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin of (a) 1.50%, 1.75% or 2.00% depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement) per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. Term loans, if any, under the New Credit Facility must be repaid under a 5-year straight line amortization, with a balloon payment due at maturity. The Company is required to provide an interest rate hedge for 50% of any term loans outstanding.

The New Credit Facility provides that the Company will be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0. The Company will also be required to maintain minimum EBITDA (as defined in the Credit Agreement) of $70.0 million between closing and December 30, 2013, which requirement increases to $80.0 million on December 31, 2013, $90.0 million on December 31, 2014, and $100.0 million on December 31, 2015. The Company must also maintain a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 2.5:1.0 between closing and December 30, 2013, which requirement decreases to (i) 2.25:1.0 on December 31, 2013; (ii) 2.00:1:0 on December 31, 2014; and (iii) 1.75:1.0 on December 31, 2015.

The New Credit Facility contains typical affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and the guarantors to: incur certain additional indebtedness; make certain loans, investments or guarantees; pay dividends; make certain asset sales; incur certain liens or other encumbrances; conduct certain transactions with affiliates and enter into certain corporate transactions.

The New Credit Facility also contains customary events of default, including upon an acquisition or change of control or upon a change in the business and assets of the Company or a Guarantor that in each case is reasonably expected to have a material adverse effect on the Company or a Guarantor. If an event of default occurs and is continuing under the New Credit Facility, the Lenders may, among other things, terminate their commitments and require immediate repayment of all amounts owed by the Company.

Wells Fargo Foreign Exchange Facility

Under the New Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. There is no settlement risk on its foreign currency forward contracts at December 31, 2012 as the fair value exceeded the notional value of the forward contracts. As at December 31, 2012, the Company has $8.1 million of such arrangements outstanding.

Bank of Montreal Facilities

As at December 31, 2012, the Company has available a $10.0 million facility (December 31, 2011 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at December 31, 2012, the Company has letters of credit and advance payment guarantees outstanding of $0.9 million (2011 — $0.8 million) under the Bank of Montreal Facility.

13. Commitments

(a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company as at December 31, 2012 for each of the years ended December 31, are as follows:

	Operating Leases	Capital Leases
2013	$6,931	$20
2014	5,142	—
2015	1,177	—
2016	511	—
2017	511	—
Thereafter	813	—

	$15,085	$20

Rent expense was $6.2 million for 2012 (2011 — $4.9 million, 2010 — $4.8 million) net of sublease rental of $nil (2011 — less than $0.1 million, 2010 — $0.4 million).

Recorded in the accrued liabilities balance as at December 31, 2012 is $2.4 million (December 31, 2011 — $3.5 million) related to accrued rent and lease inducements being recognized as an offset to rent expense over the term of the respective leases.

Purchase obligations under long-term supplier contracts as at December 31, 2012 were $12.1 million (December 31, 2011 — $12.9 million).

(b) As at December 31, 2012 the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2011 — $3.0 million), under the Prior Credit Facility. As at December 31, 2012 the Company had letters of credit and advance payment guarantees outstanding of $0.9 million as compared to $0.8 million as at December 31, 2011, under the Bank of Montreal Facility.

(c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At December 31, 2012, $1.8 million (December 31, 2011—$1.3 million) of commissions have been accrued and will be payable in future periods.

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

(b) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”), seeking damages as a result of E-City’s breach of a September 2000 lease agreement. An arbitration hearing took place in November 2005 against E-City which considered all claims by the Company. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. Further hearings took place in July 2006 and December 2006. On August 24, 2007, the ICC issued an award unanimously in favor of the Company in the amount of $9.4 million, consisting of past and future rents owed to the Company under its lease agreements, plus interest and costs. In the award, the ICC upheld the validity and enforceability of the Company’s theater system contract. The Company thereafter submitted its application to the arbitration panel for interest and costs. On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, plus an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid, which the Company is seeking to enforce and collect in full. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India. The Company has opposed that application on a number of grounds and seeks to have the ICC award recognized in India. That Mumbai proceeding is still pending. On June 24, 2011, the Company commenced an application to the Ontario Superior Court of Justice for recognition of the final award. On December 2, 2011, the Ontario court issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application. On January 18, 2012, the Company filed an application in New York State Supreme Court seeking recognition of the Ontario order in New York. On April 11, 2012, the New York court issued an order granting the Company’s application leading to an entry of $15.5 million judgment in favor of the Company on May 4, 2012. On January 30, 2013, the Company filed an action in the New York Supreme Court seeking to collect the amount due under the New York judgment from certain entities and individuals affiliated with E-City.

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

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the consolidated balance sheets:

	As at December 31,
	2012	2011
Balance at the beginning of the year	$94	$160
Warranty redemptions	(66)	(152)
Warranties issued	53	146
Revisions	(49)	(60)

Balance at the end of the year	$32	$94

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the consolidated balance sheet as at December 31, 2012 and December 31, 2011 with respect to this indemnity.

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

(b) Changes during the Year

In 2012, the Company issued 1,429,685 (2011 — 907,167, 2010 — 1,313,599) common shares pursuant to the exercise of stock options for cash proceeds of $8.9 million (2011 — $7.9 million, 2010 — $8.3 million).

(c) Stock-Based Compensation

The Company has five stock-based compensation plans that are described below. The compensation costs recorded in the consolidated statement of operations for these plans were $13.1 million in 2012 (2011 — $11.9 million, 2010 — $27.7 million). Total stock-based compensation expense related to nonvested employee stock-based payment awards not yet recognized at December 31, 2012 and the weighted average period over which the awards are expected to be recognized is $20.6 million and 3.6 years, respectively (2011 — $19.9 million and 3.1 years, 2010 — $18.0 million and 2.7 years).

Stock Option Plan

The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants. The Company recorded an expense of $12.4 million in 2012 (2011 — $9.4 million, 2010 — $4.1 million), related to grants issued to employees and directors in the plan. No income tax benefit is recorded in the consolidated statement of operations for these costs.

The Company’s policy is to issue new shares from treasury to satisfy stock options which are exercised.

The Company utilizes the lattice-binomial option-pricing model (“Binomial Model”) to determine the fair value of stock-based payment awards. The fair value determined by the Binomial Model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Binomial Model also considers the expected exercise multiple which is the multiple of exercise price to grant price at which exercises are expected to occur on average. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the Binomial Model best provides a fair measure of the fair value of the Company’s employee stock options.

The weighted average fair value of all common share options, granted to employees in 2012 at the measurement date was $7.45 per share (2011 — $9.07 per share, 2010 — $8.01 per share). For the years ended December 31, the following assumptions were used:

	2012	2011	2010
Average risk-free interest rate	1.36%	2.61%	3.18%
Expected option life (in years)	2.89 - 6.26	1.78 - 6.60	2.82 - 5.41
Expected volatility	50%	50%	50% - 61%
Annual termination probability	0% - 8.76%	0% - 8.76%	0% - 9.69%
Dividend yield	0%	0%	0%

As at December 31, 2012, the Company has reserved a total of 13,296,485 (December 31, 2011— 13,010,548) common shares for future issuance under the Stock Option Plan, of which options in respect of 7,441,068 common shares are outstanding at December 31, 2012. All awards of stock options are made at fair market value of the Company’s common shares on the date of grant. The fair market value of a common share on a given date means the higher of the closing price of a common share on the grant date (or the most recent trading date if the grant date is not a trading date) on the NYSE, the TSX and such national exchange, as may be designated by the Company’s Board of Directors (the “Fair Market Value”). The options generally vest between one and 5 years and expire 10 years or less from the date granted. The Stock Option Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan and upon certain conditions. At December 31, 2012, options in respect of 3,480,160 common shares were vested and exercisable.

China Long Term Incentive Plan (“CLTIP”)

A separate stock option plan was adopted by a subsidiary of the Company in October 2012. Each stock option issued under the CLTIP generally represents an opportunity to participate economically in the future growth and value creation of the subsidiary. The CLTIP options issued by the subsidiary (“China Options”) operate in tandem with the Company’s Stock Option Plan (“SOP Options”) granted to certain employees discussed above.

The China Options issued by the subsidiary vest and become exercisable only upon specific performance events, including upon the occurrence of a qualified initial public offering or a change in control on or prior to the fifth anniversary of the grant date. In the event the performance event occurs, the China Options vest over a 5 year period beginning on the date of grant and the SOP Options are forfeited. The term of the China Options is 7 years. The total stock option expense associated with the China Options if a specific performance event and vesting were to occur is $2.7 million.

The SOP Options vest in full if the specific performance event does not occur on or prior to the fifth anniversary of the grant date. Upon vesting of the SOP Options, the China Options are forfeited.

In 2012, an aggregate of 146,623 SOP Options were granted in conjunction with the China Options to certain employees to purchase the Company’s common stock with an average price of $22.39 in accordance with the CLTIP. The SOP Options have a contractual life of 7 years. As at December 31, 2012 there were 146,623 outstanding and unvested SOP Options issued under the CLTIP with a weighted average exercise price of $22.39. The weighted average fair value of these SOP Options granted in 2012 at the measurement date was $6.96 per share. The total fair value of the SOP Options granted with respect to the CLTIP is $1.6 million. The Company is recognizing this expense over a 5 year period. If a performance event occurs, the 146,623 SOP Options issued forfeit immediately and the related charge would be reversed.

The Company has included a charge of less than $0.1 million within its employee Stock Option Plan related to the SOP Options issued thereunder.

The following table summarizes certain information in respect of option activity under the Stock Option Plan:

				Weighted Average Exercise
	Number of Shares			Price Per Share
	2012	2011	2010	2012	2011	2010
Options outstanding, beginning of year	7,200,721	6,743,272	6,173,795	$14.60	$10.79	$6.52
Granted	1,833,485	1,547,342	2,001,703	24.59	28.11	21.72
Exercised	(1,429,685)	(907,167)	(1,313,599)	6.24	8.67	6.30
Forfeited	(154,958)	(182,726)	(23,825)	23.03	18.00	8.35
Expired	—	—	(94,802)	—	—	26.08
Cancelled	(8,495)	—	—	22.07	—	—

Options outstanding, end of period	7,441,068	7,200,721	6,743,272	18.48	14.60	10.79

Options exercisable, end of period	3,480,160	3,467,242	3,090,755	14.50	9.51	5.64

In 2012, the Company cancelled 8,495 stock options from its Stock Option Plan (2011 — nil, 2010 — nil) surrendered by Company employees.

As at December 31, 2012, 6,354,481 options were fully vested or are expected to vest with a weighted average exercise price of $17.89, aggregate intrinsic value of $44.0 million and weighted average remaining contractual life of 4.8 years. As at December 31, 2012, options that are exercisable have an intrinsic value of $34.3 million and a weighted average remaining contractual life of 4.5 years. The intrinsic value of options exercised in 2012 was $23.4 million (2011 — $16.4 million, 2010 — $15.0 million).

Options to Non-Employees

During 2012, an aggregate of 12,500 (2011 — 103,944, 2010 — 135,217) common share options to purchase the Company’s common stock with an average exercise price of $22.82 (2011 — $27.64, 2010 — $15.92) were granted to certain advisors and strategic partners of the Company. These options have a maximum contractual life of 7 years and vest between one and 5 years. These options were granted under the Stock Option Plan.

As at December 31, 2012 non-employee options outstanding amounted to 120,001 options (2011 — 142,251, 2010 — 132,168) with a weighted average exercise price of $14.14 (2011 — $12.93, 2010 — $13.53). Included within the non-employee outstanding options are 15,000 unvested options which were modified in 2011 from service based employee awards to performance based non-employee awards. 35,717 options (2011 — 50,500, 2010 — 4,500) were exercisable with an average weighted exercise price of $11.57 (2011 — $11.50, 2010 — $14.60) and the vested options have an aggregate intrinsic value of $0.4 million (2011 — $0.3 million, 2010 — $0.1 million). The weighted average fair value of options granted to non-employees during 2012 at the measurement date was $11.73 per share (2011 — $13.75 per share, 2010 — $12.71 per share), utilizing a Binomial Model with the following underlying assumptions:

	Years Ended December 31
	2012	2011	2010
Average risk-free interest rate	1.28%	2.38%	2.09%
Contractual option life	7 years	6 years	1.70 - 6.25 years
Average expected volatility	50%	50%	50% - 61%
Dividend yield	0%	0%	0%

In 2012, the Company recorded a charge of $0.1 million, (2011 — $0.9 million 2010 — $1.8 million) to costs and expenses related to revenues – services and selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is an accrual of $0.1 million for non-employee stock options recorded (December 31, 2011—$0.1 million).

Restricted Common Shares

Under the terms of certain employment agreements dated July 12, 2000, the Company was required to issue either 160,000 restricted common shares or pay their cash equivalent upon request by the employees at any time. The Company accounted for the obligation as a liability, which was classified within accrued liabilities. In December 2010, upon request by the employees, the Company paid $4.2 million in cash to settle the equivalent of the remaining 160,000 restricted common shares under these agreements. The Company recorded an expense of $2.0 million in 2010 related to the restricted common shares.

Stock Appreciation Rights

There has been no stock appreciation rights (“SARs”) granted since 2007. During 2007, 2,280,000 SARs with a weighted average exercise price of $6.20 per right were granted in-lieu of stock options to certain Company executives. For the year ended December 31, 2012, 15,000 SARs were cash settled for $0.3 million (2011 — 999,500 SARs were cash settled for $23.7 million). The average exercise price for the settled SARs for the year ended December 31, 2012 was $6.86 (2011 — $6.86) per SAR. As at December 31, 2012, 118,000 SARs were outstanding and exercisable. None of the SARs were forfeited, cancelled, or expired for the years ended December 31, 2012 and 2011. The SARs vesting period ranges from immediately upon granting to 5 years, with a remaining contractual life of 5.00 years as at December 31, 2012. The outstanding SARs had a weighted average fair value of $16.23 per right as at December 31, 2012 (December 31, 2011 — $12.43). The Company accounts for the obligation of these SARs as a liability (December 31, 2012 — $1.9 million, December 31, 2011 — $1.6 million), which is classified within accrued liabilities. The Company has recorded an expense of $0.6 million for 2012 (2011 — $1.6 million, 2010 — $19.8 million) to selling, general and administrative expenses related to these SARs. The following assumptions were used for measuring the fair value of the SARs:

	As at December 31,
	2012	2011
Average risk-free interest rate	0.72%	1.09%
Expected option life (in years)	2.17	3.18 to 3.46
Expected volatility	50%	50%
Annual termination probability	8.52%	8.76%
Dividend yield	0%	0%

(d) Income per share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Years Ended December 31,
	2012	2011	2010
		As Revised	As Revised
Net income from continuing operations applicable to common shareholders	$41,337	$15,260	$101,240

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	65,053	64,146	62,832
Weighted average number of shares issued during the period	801	358	744

Weighted average number of shares used in computing basic earnings per Share	65,854	64,504	63,576
Assumed exercise of stock options, net of shares assumed	2,079	3,355	3,108

Weighted average number of shares used in computing diluted earnings per Share	67,933	67,859	66,684

16. Consolidated Statements of Operations Supplemental Information

(a) Other Revenues

The Company enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater systems. During the period of time between signing and theater system installation, certain customers each year are unable to, or elect not to, proceed with the theater system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and/or the Company may terminate the arrangement by default or by entering into a consensual buyout. In these situations the parties are released from their future obligations under the arrangement, and the initial payments that the customer previously made to the Company are typically not refunded and are recognized as Other Revenues. In addition, the Company enters into agreements with customers to terminate their obligations for additional theater system configurations, which were in the Company’s backlog. Other revenues from settlement arrangements were $0.7 million, $3.8 million and $0.4 million in 2012, 2011 and 2010, respectively.

(b) Foreign Exchange

Included in selling, general and administrative expenses for the December 31, 2012 is a $1.2 million gain, for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts compared with a loss of $1.3 million for the year ended December 31, 2011 and a gain of $1.5 million for the year ended December 31, 2010, respectively. See note 21(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 29 exhibitors for a total of 453 theater systems, of which 316 theaters were operating as at December 31, 2012, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m).

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Rentals revenue and at December 31, 2012 amounted to $57.5 million (2011 — $30.8 million, 2010—$41.8 million).

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

In 2012, the majority of IMAX DMR revenue was earned from the exhibition of 35 IMAX DMR films through the IMAX theater network. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m).

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenues and for December 31, 2012 amounted to $78.1 million (2011 — $50.6 million, 2010—$63.5 million).

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

As at December 31, 2012, the Company has 4 significant co-produced film arrangements which make up greater than 50% of the VIE total assets and liabilities balance of $15.9 million and 3 other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) and 2(n).

In 2012, amounts totaling $6.1 million (2011 —$7.5 million, 2010—$7.7 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

17. Receivable Provisions, Net of Recoveries

The following table reflects the Company’s receivable provisions net of recoveries recorded in the consolidated statements of operations:

	Years Ended December 31,
	2012	2011	2010
Accounts receivable provisions, net of recoveries	$606	$333	$499
Financing receivable provisions, net of recoveries	(82)	1,237	944

Receivable provisions, net of recoveries	$524	$1,570	$1,443

18. Asset Impairments

	Years Ended December 31,
	2012	2011	2010
Property, plant and equipment	$—	$28	$45

Total	$—	$28	$45

The Company records asset impairment charges against property, plant and equipment after an assessment of the carrying value of certain groups in light of their future expected cash flows.

19. Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Years Ended December 31,
	2012	2011	2010
Decrease (increase) in:
Accounts receivable	$4,110	$(7,486)	$(2,423)
Financing receivables	(7,349)	(14,623)	(11,874)
Inventories	(422)	(1,264)	(3,828)
Prepaid expenses	(706)	(294)	(223)
Commissions and other deferred selling expenses	322	382	(432)
Insurance recoveries	444	978	156
Other assets	(752)	(2,357)	(25)
Increase (decrease) in:
Accounts payable	(8,139)	5,592	100
Accrued and other liabilities(1)	(2,266)	(31,013)	(25,823)
Deferred revenue	(504)	706	15,690

	$(15,262)	$(49,379)	$(28,682)

(1)	Decrease in accruals and other liabilities for 2012 includes payments of $0.3 million for stock-based compensation (2011—$23.7 million, 2010—$14.7 million payment of pension benefits and $14.5 million payments for stock-based compensation).

(b)	Cash payments made on account of:

	Years Ended December 31,
	2012	2011	2010
Income taxes	$1,283	$3,349	$682

Interest	$1,374	$1,260	$1,719

(c)	Depreciation and amortization are comprised of the following:

	Years Ended December 31,
	2012	2011	2010
Film assets (1)	$15,515	$12,934	$10,900
Property, plant and equipment
Joint revenue sharing arrangements	10,125	7,098	5,315
Other property, plant and equipment	4,440	3,992	3,525
Other intangible assets	2,006	465	448
Other assets	532	286	7
Deferred financing costs	170	388	341

	$32,788	$25,163	$20,536

(1)	Included in film asset amortization is a charge of $0.1 million (2011 —$0.5 million, 2010 — less than $0.1 million) relating to changes in estimates based on the ultimate recoverability of future films.

(d)	Write-downs, net of recoveries, are comprised of the following:

	Years Ended December 31,
	2012	2011	2010
Asset impairments
Property, plant and equipment	$—	$28	$45
Other charges (recoveries)
Accounts receivables	606	333	499
Financing receivables	(82)	1,237	944
Inventories(1)	898	—	999
Impairment of available-for-sale investment	150	—	—
Property, plant and equipment(2)	18	356	—
Other intangible assets	11	—	64
Other assets	6	—	—

	$1,607	$1,954	$2,551

Inventory charges
Recorded in costs and expenses applicable to revenues—product & equipment sales	$795	$—	$827
Recorded in costs and expenses applicable to revenues—services	103	—	172

	$898	$—	$999

(1)	In 2012, the Company recorded a charge of $0.9 million (2011 — $nil, 2010 — $1.0 million, respectively) in costs and expenses applicable to revenues, primarily for its film-based projector inventories. Specifically, IMAX systems includes an inventory charge of $0.8 million (2011 — $nil, 2010 — $0.8 million). Theater system maintenance includes inventory write-downs of $0.1 million (2011 — $nil, 2010 — $0.2 million).
(2)	The Company disposed of assets that no longer meet capitalization requirements as the assets were no longer in use. No cash was received for these assets.

20. Segmented Information

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

Transactions between the other segments are not significant.

(a) Operating Segments

	Years Ended December 31,
	2012	2011	2010
Revenue(1)
IMAX systems	$83,405	$93,200	$76,004
Theater system maintenance	28,629	24,840	21,444
Joint revenue sharing arrangements	57,526	30,764	41,757
Films
Production and IMAX DMR	78,050	50,592	63,462
Distribution	14,222	16,074	17,937
Post-production	7,904	8,235	7,702
Other	14,554	12,851	20,308

Total	$284,290	$236,556	$248,614

Gross margins
IMAX systems(2)(4)	$50,245	$56,929	$43,983
Theater system maintenance(2)	10,970	9,437	10,084
Joint revenue sharing arrangements(3)(4)	37,308	17,605	31,703
Films
Production and IMAX DMR(4)	49,355	23,574	41,159
Distribution(4)	2,356	3,025	5,205
Post-production	1,954	2,985	2,891
Other	545	(337)	2,627

Total	$152,733	$113,218	$137,652

	Years Ended December 31,
	2012	2011	2010
Depreciation and amortization
IMAX systems	$2,946	$1,770	$2,253
Theater systems maintenance	212	184	—
Joint revenue sharing arrangements	11,836	7,939	5,322
Films
Production and IMAX DMR	14,471	12,843	10,360
Distribution	1,631	980	1,334
Post-production	608	590	588
Other	172	156	132
Corporate and other non-segment specific assets	912	701	547

Total	$32,788	$25,163	$20,536

	Years Ended December 31,
	2012	2011	2010
Asset impairments and write-downs, net of recoveries
IMAX systems	$1,480	$1,915	$2,271
Theater systems maintenance	103	—	171
Joint revenue sharing arrangements	24	12	—
Films
Production and IMAX DMR	—	—	64
Other	—	27	45

Total	$1,607	$1,954	$2,551

	Years Ended December 31,
	2012	2011	2010
Purchase of property, plant and equipment
IMAX systems	$2,958	$1,076	$3,441
Theater system maintenance	36	10	18
Joint revenue sharing arrangements	23,257	33,290	21,275
Films
Production and IMAX DMR	1,175	1,150	450
Distribution	178	49	90
Post-production	—	638	514
Other	—	719	541
Corporate and other non-segment specific assets	1,708	1,886	284

Total	$29,312	$38,818	$26,613

	As at December 31,
	2012	2011
		As Revised
Assets
IMAX systems(5)	$153,201	$154,312
Theater systems maintenance(5)	14,632	13,008
Joint revenue sharing arrangements(5)	125,602	120,483
Films
Production and IMAX DMR	17,653	16,577
Distribution	6,790	4,504
Post-production	3,694	4,185
Other	3,142	2,718
Corporate and other non-segment specific assets	97,158	91,462

Total	$421,872	$407,249

(1)	The Company’s two largest customers as at December 31, 2012 collectively represent 15.9% of total revenues (2011 – 17.4%, 2010 – 17.3%). In the third quarter of 2012, Dalian Wanda Group Co., Ltd., the parent company of Wanda Cinema Line Corporation (“Wanda”), acquired AMC Entertainment Holdings, Inc. (“AMC”). Prior to this transaction, AMC and Wanda were the Company’s first and third largest customers. Under common ownership, the Wanda/AMC entity is the Company’s largest customer. Revenues from this customer are included across all of the Company’s segments. Prior year figures have been restated to reflect the change in the Company’s largest customers.
(2)	In 2012, the Company recorded a charge of $0.9 million (2011 – $nil, 2010 – $1.0 million, respectively) in costs and expenses applicable to revenues, primarily for its film-based projector inventories. Specifically, IMAX systems includes an inventory charge of $0.8 million (2011 – $nil, 2010 – $0.8 million). Theater system maintenance includes inventory write-downs of $0.1 million (2011 – $nil, 2010 – $0.2 million).
(3)	In 2010, the Company adjusted the estimated useful life of its IMAX digital projection systems in use for those joint revenue sharing theaters, on a prospective basis, to reflect the change in term from 7 years to 10 years. This resulted in decreased depreciation expense of $1.0 million in 2010.
(4)	IMAX systems include commission costs of $2.7 million, $2.4 million and $1.9 million in 2012, 2011 and 2010, respectively. Joint revenue sharing arrangements segment margins include advertising, marketing, and commission costs of $3.4 million, $5.4 million and $4.2 million in 2012, 2011 and 2010, respectively. Production and DMR segment margins include marketing costs of $3.3 million, $3.8 million and $2.1 million in 2012, 2011 and 2010, respectively. Distribution segment margins include marketing costs of $1.5 million, $1.9 million and $0.7 million in 2012, 2011 and 2010, respectively.
(5)	Goodwill is allocated on a relative fair market value basis to the IMAX systems segment, theater system maintenance segment and joint revenue sharing segment.

(b) Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater. Prior years’ figures have been reclassified to conform to the current year geographical classification.

	Years Ended December 31,
	2012	2011	2010
Revenue
United States	$128,082	$110,124	$142,899
Canada	19,109	21,232	9,204
Greater China	44,922	33,265	21,680
Western Europe	26,309	18,895	24,011
Asia (excluding Greater China)	28,899	22,186	19,646
Russia & the CIS	20,130	16,157	17,099
Latin America	9,419	6,051	5,221
Rest of the World	7,420	8,646	8,854

Total	$284,290	$236,556	$248,614

No single country in the Rest of the World, Western Europe or Asia (excluding Greater China) classifications comprise more than 5% of total revenue.

	As at December 31,
	2012	2011
Property, plant and equipment
United States	$55,658	$54,133
Canada	21,779	19,004
Greater China	24,764	16,785
Asia (excluding Greater China)	7,134	6,486
Western Europe	3,556	3,945
Rest of the World	719	900

Total	$113,610	$101,253

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

(b) Fair Value Measurements

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments at December 31, are comprised of the following:

	As at December 31, 2012		As at December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Borrowings under the Prior Credit Facility	$(11,000)	$(11,000)	$(55,083)	$(55,083)
Net financed sales receivable	$81,148	$78,933	$67,300	$65,846
Net investment in sales-type leases	$13,045	$13,513	$19,414	$20,448
Available-for-sale investment	$1,350	$1,350	$1,012	$1,012
Foreign exchange contracts — designated forwards	$297	$297	$(182)	$(182)
Foreign exchange contracts — non-designated forwards	$—	$—	$(645)	$(645)

The carrying value of borrowings under the Prior Credit Facility approximates fair value as the interest rates offered under the Prior Credit Facility are close to December 31, 2012 and 2011 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2012 and 2011, respectively.

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2012 and 2011, respectively.

The fair value of the Company’s available-for-sale investment is determined using the present value of expected cash flows based on projected earnings and other information readily available from the business venture (Level 3 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2012 and 2011, respectively. The discounted cash flow valuation technique is based on significant unobservable inputs of revenue and expense projections, appropriately risk weighted, as the investment is in a start-up entity. The significant unobservable inputs used in the fair value measurement of the Company’s available-for-sale investment are long-term revenue growth and pretax operating margin. A significant increase (decrease) in any of those inputs in isolation would result in a lower or higher fair value measurement.

The fair value of foreign currency derivatives are determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2012 and 2011, respectively. These identical instruments are traded on a closed exchange.

There were no significant transfers between Level 1 and Level 2 during the year ended December 31, 2012 or 2011. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The table below sets forth a summary of changes in the fair value of the Company’s available-for-sale investment measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period:

	Available For Sale Investments
	2012	2011
Beginning balance, January 1,	$1,012	$1,500
Transfers into/out of Level 3	—	—
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	338	(488)
Purchases, issuances, sales and settlements	—	—

Ending balance, December 31,	$1,350	$1,012

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(150)	$—

There were no transfers in or out of the Company’s level 3 assets during the year ended December 31, 2012.

In the year ended December 31, 2012, the Company recognized a $0.2 million other-than-temporary impairment of its available-for-sale investment, in “Impairment of available-for-sale investment” in the consolidated statement of operations, as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost.

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

The Company monitors the credit quality of each customer on a frequent basis through collections and aging analyses. The Company also holds meetings monthly in order to identify credit concerns and whether a change in credit quality classification is required for the customer. A customer may improve in their credit quality classification once a substantial payment is made on overdue balances or the customer has agreed to a payment plan with the Company and payments have commenced in accordance to the payment plan. The change in credit quality indicator is dependent upon management approval.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at December 31, 2012			As at December 31, 2011
	Minimum Lease Payments	Financed Sales Receivables	Total	Minimum Lease Payments	Financed Sales Receivables	Total
In good standing	$11,508	$69,310	$80,818	$15,667	$55,907	$71,574
Credit Watch	—	10,930	10,930	1,506	3,718	5,224
Pre-approved transactions	467	293	760	1,837	7,272	9,109
Transactions suspended	2,200	681	2,881	2,237	719	2,956

	$14,175	$81,214	$95,389	$21,247	$67,616	$88,863

While recognition of finance income is suspended, payments received by a customer are applied against the outstanding balance owed. If payments are sufficient to cover any unreserved receivables, a recovery of provision taken on the billed amount, if applicable, is recorded to the extent of the residual cash received. Once the collectibility issues are resolved and the customer has returned to being in good standing, the Company will resume recognition of finance income. During the year ended December 31, 2012, a financing receivable was modified as a troubled debt restructuring. The customer has paid all overdue amounts in accordance with such restructuring which has resulted in a change in the credit quality classification from ‘pre-approved transactions’ to ‘in good standing’.

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at December 31, 2012		As at December 31, 2011
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Net investment in leases	$2,666	$(1,130)	$4,692	$(1,833)
Net financed sales receivables	1,322	(66)	1,329	(316)

Total	$3,988	$(1,196)	$6,021	$(2,149)

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

The Company’s aged financing receivables are as follows:

	As at December 31, 2012
	Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$144	$202	$1,240	$1,586	$12,589	$14,175	$(1,130)	$13,045
Net financed sales receivables	1,063	670	1,267	3,000	78,214	81,214	(66)	81,148

Total	$1,207	$872	$2,507	$4,586	$90,803	$95,389	$(1,196)	$94,193

	As at December 31, 2011
	Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$350	$261	$1,754	$2,365	$18,882	$21,247	$(1,833)	$19,414
Net financed sales receivables	723	593	1,029	2,345	65,270	67,616	(316)	67,300

Total	$1,073	$854	$2,783	$4,710	$84,152	$88,863	$(2,149)	$86,714

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at December 31, 2012
	Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$11	$59	$23	$93	$1,449	$—	$1,542
Net financed sales receivables	223	382	864	1,469	16,173	—	17,642

Total	$234	$441	$887	$1,562	$17,622	$—	$19,184

	As at December 31, 2011
	Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$67	$118	$144	$329	$3,766	$—	$4,095
Net financed sales receivables	202	345	674	1,221	16,343	—	17,564

Total	$269	$463	$818	$1,550	$20,109	$—	$21,659

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

	Impaired Financing Receivables For the Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$187	$220	$(66)	$201	$—

Recorded investment for which there is no related allowance:
Net financed sales receivables	377	13	—	479	22

Total recorded investment in impaired loans:

Net financed sales receivables	$564	$233	$(66)	$680	$22

	Impaired Financing Receivables For the Year Ended December 31, 2011
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$927	$402	$(316)	$972	$—
Total recorded investment in impaired loans:

Net financed sales receivables	$927	$402	$(316)	$972	$—

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables is as follows:

	Year Ended December 31, 2012
	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:

Beginning balance	$1,833	$316
Charge-offs	(1,019)	(109	)(1)
Provision	316	(141)

Ending balance	$1,130	$66

Ending balance: individually evaluated for impairment	$1,130	$66

Financing receivables:

Ending balance: individually evaluated for impairment	$14,174	$81,215

	Year Ended December 31, 2011
	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:
Beginning balance	$4,838	$66
Charge-offs	(4,526)	—
Provision	1,521	250

Ending balance	$1,833	$316

Ending balance: individually evaluated for impairment	$1,833	$316

Financing receivables:
Ending balance: individually evaluated for impairment	$21,247	$67,616

(1)	As a result of a troubled debt restructuring in the year ended December 31, 2012, the Company recorded a $0.1 million write-down on a $0.5 million recorded investment.

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

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at December 31, 2012 (the “Foreign Currency Hedges”), with settlement dates throughout 2013. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s consolidated financial statements:

Notional value of foreign exchange contracts:

	As at December 31,
	2012	2011
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$8,069	$20,581

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	—	67,341

	$8,069	$87,922

Fair value of derivatives in foreign exchange contracts:

		As at December 31,
	Balance Sheet Location	2012	2011
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets (Accrued liabilities)	$297	$(182)

Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	Accrued liabilities	—	(645)

		$297	$(827)

Derivatives in Foreign Currency Hedging relationships are as follows:

		Years Ended December 31,
		2012	2011	2010
Foreign exchange contracts—Forwards	Derivative Gain (Loss) Recognized in OCI (Effective Portion)	$716	$(162)	$797

		$716	$(162)	$797

	Location of Derivative Gain Reclassified from AOCI into Income (Effective Portion)	Years Ended December 31,
		2012	2011	2010
Foreign exchange contracts—Forwards	Selling, general and administrative expenses	$236	$684	$665

		$236	$684	$665

Non Designated Derivatives in Foreign Currency relationships are as follows:

	Location of Derivative Gain (Loss)	Years Ended December 31,
		2012	2011	2010
Foreign exchange contracts—Forwards	Selling, general and administrative expenses	$1,184	$(1,014)	$2,036

		$1,184	$(1,014)	$2,036

(e) Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 and the FASB ASC 320, as appropriate. As at December 31, 2012, the equity method of accounting is being utilized for an investment with a carrying value of $3.1 million (December 31, 2011 — $4.1 million). For the year ended December 31, 2012, gross revenues, cost of revenue and net loss for the investment were $9.0 million, $12.7 million and $13.4 million, respectively (2011 — $2.3 million, $9.8 million, and $17.7 million, respectively). The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. The difference between the Company’s investment balance and the amount of underlying equity in net assets owned by the Company amounts to $1.1 million and relates to goodwill. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under the FASB ASC 320 and is recorded at its fair value of $1.3 million at December 31, 2012 (December 31, 2011 — $1.0 million). In the year ended December 31, 2012, the Company recognized an other-than-temporary impairment for its investment of $0.2 million (2011 — $nil). This investment is classified as an available-for-sale investment. The total carrying value of investments in new business ventures at December 31, 2012 and 2011 is $4.4 million and $5.1 million, respectively, and is recorded in Other Assets.

22. Employees’ Pension and Postretirement Benefits

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

Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause, he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. The term of Mr. Gelfond’s current employment agreement has been extended through December 31, 2013, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the extension, Mr. Gelfond also agreed that any compensation earned during 2011, 2012 and 2013 would not be included in calculating his entitlement under the SERP.

In 2010, under the terms of the SERP, the Company made a lump sum payment of $14.7 million to Mr. Wechsler in accordance with the terms of the plan, representing a settlement in full of Mr. Wechsler’s entitlement under the SERP.

The following assumptions were used to determine the obligation and cost status of the Company’s SERP at the plan measurement dates:

	As at December 31,
	2012	2011
Discount rate	0.96%	1.43%
Lump sum interest rate:
First 25 years	n/a	n/a
First 20 years	2.67%	3.74%
Thereafter	3.01%	3.70%
Cost of living adjustment on benefits	1.20%	1.20%
Rate of increase in qualifying compensation levels	0.00%	0.00%

The amounts accrued for the SERP are determined as follows:

	Years Ended December 31,
	2012	2011
Projected benefit obligation:
Obligation, beginning of year	$18,990	$18,108
Interest cost	272	279
Actuarial loss	1,104	603

Obligation, end of year and unfunded status	$20,366	$18,990

The following table provides disclosure of the pension benefit obligation recorded in the consolidated balance sheets:

	As at December 31,
	2012	2011
Accrued benefits cost	$(20,366)	$(18,990)
Accumulated other comprehensive loss	3,367	2,628

Net amount recognized in the consolidated balance sheets	$(16,999)	$(16,362)

The following table provides disclosure of pension expense for the SERP for the year ended December 31:

	Years ended December 31
	2012	2011	2010
Service cost	$—	$—	$448
Interest cost	272	279	351
Amortization of actuarial loss	365	214	—
Realized actuarial gain of settlement of pension liability	—	—	(385)

Pension expense	$637	$493	$414

The accumulated benefit obligation for the SERP was $20.4 million at December 31, 2012 (2011 — $19.0 million).

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2012	2011	2010
Unrecognized actuarial loss	$3,367	$2,628	$2,239

No contributions were made for the SERP during 2012. The Company expects interest costs of $0.2 million and amortization of actuarial losses of $0.4 million to be recognized as a component of net periodic benefit cost in 2013.

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next five years, and in the aggregate:

2013	$—
2014	21,058
2015	—
2016	—
2017	—
Thereafter	—

$21,058

(b) Defined Contribution Pension Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During 2012, the Company contributed and expensed an aggregate of $1.1 million (2011 — $1.0 million, 2010 — $0.9 million) to its Canadian plan and an aggregate of $0.3 million (2011 — $0.2 million, 2010 — $0.2 million) to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c) Postretirement Benefits—Executives

The Company has an unfunded postretirement plan for Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplemental coverage as selected by Messrs. Gelfond and Wechsler.

The amounts accrued for the plan are determined as follows:

	As at December 31,
	2012	2011
Obligation, beginning of year	$502	$476
Interest cost	13	26
Actuarial loss	9	—

Obligation, end of year	$524	$502

The following details the net cost components, all related to continuing operations, and underlying assumptions of postretirement benefits other than pensions:

	Years Ended December 31,
	2012	2011	2010
Interest cost	$13	$26	$26
Actuarial loss (gain)	9	—	(6)

	$22	$26	$20

Weighted average assumptions used to determine the benefit obligation are:

	As at December 31,
	2012	2011	2010
Discount rate	3.75%	4.20%	5.30%

Weighted average assumptions used to determine the net postretirement benefit expense are:

	Years Ended December 31
	2012	2011	2010
Discount rate	4.50%	4.50%	4.50%

The following benefit payments are expected to be made as per the current plan assumptions in each of the next five years:

2013	$18
2014	$19
2015	$21
2016	$44
2017	$30
Thereafter	$392

Total	$524

(d) Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees upon meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits.

The amounts accrued for the plan are determined as follows:

	As at December 31,
	2012	2011
Obligation, beginning of year	$4,052	$3,440
Interest cost	194	183
Service cost	231	195
Actuarial loss	129	234

Obligation, end of year	$4,606	$4,052

The following details the net cost components, all related to continuing operations, and underlying assumptions of postretirement benefits other than pensions:

	Years Ended December 31,
	2012	2011	2010
Interest cost	$194	$183	$168
Service cost	231	195	160

	$425	$378	$328

Weighted average assumptions used to determine the benefit obligation and net postretirement benefit expense are:

	As at December 31,
	2012	2011	2010
Discount rate	4.00%	4.50%	5.00%

The following benefit payments are expected to be made as per the current plan assumptions in each of the next five years:

2013	$65
2014	$60
2015	$67
2016	$84
2017	$98
Thereafter	$4,232

Total	$4,606

In February 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company anticipates the postretirement liability to be reduced by $2.7 million, resulting in a pre-tax curtailment gain in the first quarter of 2013 of approximately $2.4 million.

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

	Years Ended December 31,
	2012	2011	2010
Beginning balance, January 1	$230	$286	$267
Accretion expense	19	17	19
Reduction in asset retirement obligation due to lease renegotiation	—	(73)	—

Ending balance, December 31	$249	$230	$286

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at December 31, 2012 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures was effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting, as at December 31, 2012, and has concluded that such internal control over financial reporting was effective as at that date.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP has audited the effectiveness of the Company’s internal control over financial reporting as at December 31, 2012 as stated in their report on page 78.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a)(2) Financial Statement Schedules

Financial statement schedule for each year in the three-year period ended December 31, 2012.

II. Valuation and Qualifying Accounts.

(a)(3) Exhibits

The items listed as Exhibits 10.1 to 10.26 relate to management contracts or compensatory plans or arrangements.

Exhibit No.	Description

3.1	Articles of Amalgamation of IMAX Corporation, dated January 1, 2002, as amended by the Articles of Amendment of IMAX Corporation, dated June 25, 2004. Incorporated by reference to Exhibit 4.1 to IMAX Corporation’s Registration statement on Form S-3 (File No. 333-157300).

3.2	By-Law No. 1 of IMAX Corporation enacted on June 3, 2004. Incorporated by reference to Exhibit 3.2 to IMAX Corporation’s Form 10-K for the year ended December 31, 2009 (File No. 000-24216).

*4.1	Shareholders’ Agreement, dated as of January 3, 1994, among WGIM Acquisition Corporation, the Selling Shareholders as defined therein, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., Bradley J. Wechsler, Richard L. Gelfond and Douglas Trumbull (the “Selling Shareholders’ Agreement”).

*4.2	Amendment, dated as of March 1, 1994, to the Selling Shareholders’ Agreement.

*4.3	Registration Rights Agreement, dated as of February 9, 1999, by and among IMAX Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond.

10.1	Stock Option Plan of IMAX Corporation, dated June 18, 2008. Incorporated by reference to Exhibit 10.1 to IMAX Corporation Form 10-K for the year ended December 31, 2010 (File No. 001-35066).

*10.2	IMAX Corporation Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2006.

*10.3	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Bradley J. Wechsler.

*10.4	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Bradley J. Wechsler.

10.5	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.5 to IMAX Corporation’s Form 10-K for the year ended December 31, 2011 (File No. 001-35066).

10.6	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Bradley, J. Wechsler. Incorporated by reference to Exhibit 10.6 to IMAX Corporation’s Form 10-K for the year ended December 31, 2011 (File No. 001-35066).

10.7	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.7 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216).

10.8	Services Agreement, dated December 11, 2008, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.8 to IMAX Corporation’s Form 10-K for the year ended December 31, 2008 (File No. 000-24216).

10.9	Services Agreement Amendment, dated February 14, 2011, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.9 to IMAX Corporation’s Form 10-K for the year ended December 31, 2010 (File No. 001-35066).

*10.10	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Richard L. Gelfond.

*10.11	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Richard L. Gelfond.

10.12	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.12 to IMAX Corporation’s Form 10-K for the year ended December 31, 2011 (File No. 001-35066).

10.13	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.13 to IMAX Corporation’s Form 10-K for the year ended December 31, 2011 (File No. 001-35066).

10.14	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.12 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216).

10.15	Amended Employment Agreement, dated December 11, 2008, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.14 to IMAX Corporation’s Form 10-K for the year ended December 31, 2008 (File No. 000-2416).

10.16	Amended Employment Agreement, dated December 20, 2010, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.16 to IMAX Corporation’s Form 10-K for the year ended December 31, 2010 (File No. 001-35066).

10.17	Amended Employment Agreement, dated December 12, 2011, between IMAX Corporation and Richard L. Gelfond.

Incorporated by reference to Exhibit 10.17 to IMAX Corporation’s Form 10-K for the year ended December 31, 2011 (File No. 001-35066).

10.18	Employment Agreement, dated March 9, 2006, between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.18 to IMAX Corporation’s Form 10-K for the year ended December 31, 2011 (File No. 001-35066).

10.19	First Amending Agreement, dated December 31, 2007, between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.14 to IMAX Corporation’s Form 10-K for the year ended December 31, 2007 (File No. 000-24216).

10.20	Second Amending Agreement, dated April 29, 2010, between IMAX Corporation and Greg Foster. Incorporated by reference to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2010 (File No. 000-24216).

*10.21	Employment Agreement, dated May 14, 2007, between IMAX Corporation and Joseph Sparacio.

10.22	First Amending Agreement, dated May 14, 2009, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to IMAX Corporation’s Form 10-K for the year ended December 31, 2009 (File No. 000-24216).

10.23	Second Amending Agreement, dated May 14, 2010, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2010 (File No. 000-24216).

10.24	Third Amending Agreement, dated January 23, 2012, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to Exhibit 10.24 to IMAX Corporation’s Form 10-K for the year ended December 31, 2011 (File No. 001-35066).

10.25	Summary of Employment Agreement, effective October 3, 2011 between IMAX Corporation and Mark Welton. Incorporated by reference to Exhibit 10.38 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-35066).

10.26	Statement of Directors’ Compensation, dated June 5, 2012. Incorporated by reference to Exhibit 10.26 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2012 (File No. 001-35066).

10.27	Second Amended and Restated Credit Agreement, dated June 2, 2011 by and between IMAX Corporation, Wells Fargo Capital Finance Corporation and Export Development Canada. Incorporated by reference to Exhibit 10.37 to IMAX Corporation Form 10-Q for the quarter ended June 20, 2011 (File No. 001-35066).

*10.28	Third Amended and Restated Credit Agreement, dated February 7, 2013, by and between IMAX Corporation, the Guarantors referred to therein, the Lenders referred to therein, Wells Fargo Bank National Association and Wells Fargo Securities, LLC.

10.29	Securities Purchase Agreement, dated as of May 5, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust. Incorporated by reference to Exhibit 10.32 to IMAX Corporation’s Form 10-Q for the quarter ended March 31, 2008 (File No. 000-24216).

10.30	Amendment No. 1 to Securities Purchase Agreement, dated December 1, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust. Incorporated by reference to Exhibit 10.34 to IMAX Corporation’s Form 10-K for the year ended December 31, 2008 (File No. 000-24216).

*21	Subsidiaries of IMAX Corporation.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney of certain directors.

*31.1	Certification Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002, dated February 21, 2013, by Richard L. Gelfond.

*31.2	Certification Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002, dated February 21, 2013, by Joseph Sparacio.

*32.1	Certification Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, dated February 21, 2013, by Richard L. Gelfond.

*32.2	Certification Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, dated February 21, 2013, by Joseph Sparacio.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

By	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer

Date: February 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2013.

/S/ RICHARD L. GELFOND Richard L. Gelfond Chief Executive Officer & Director (Principal Executive Officer)	/S/ JOSEPH SPARACIO Joseph Sparacio Executive Vice President & Chief Financial Officer (Principal Financial Officer)	/S/ JEFFREY VANCE Jeffrey Vance Senior Vice-President, Finance & Controller (Principal Accounting Officer)

* Bradley J. Wechsler Chairman of the Board & Director	* Neil S. Braun Director	* David W. Leebron Director

* Eric A. Demirian Director	* Garth M. Girvan Director	* Marc A. Utay Director

* Martin Pompadur Director

By	* /s/ JOSEPH SPARACIO
Joseph Sparacio
(as attorney-in-fact)

IMAX CORPORATION

Schedule II

Valuation and Qualifying Accounts

(In thousands of U.S. dollars)

	Balance at beginning of year	Additions/ (recoveries) charged to expenses	Other additions/ (deductions)(1)	Balance at end of year
Allowance for net investment in leases
Year ended December 31, 2010	$5,734	$1,056	$(1,952)	$4,838
Year ended December 31, 2011	$4,838	$1,519	$(4,526)	$1,831
Year ended December 31, 2012	$1,831	$(1,018)	$317	$1,130

Allowance for financed sale receivables
Year ended December 31, 2010	$178	$(112)	$—	$66
Year ended December 31, 2011	$66	$—	$250	$316
Year ended December 31, 2012	$316	$(109)	$(141)	$66

Allowance for doubtful accounts receivable
Year ended December 31, 2010	$2,770	$499	$(1,281)	$1,988
Year ended December 31, 2011	$1,988	$788	$(936)	$1,840
Year ended December 31, 2012	$1,840	$606	$(882)	$1,564

Inventories valuation allowance
Year ended December 31, 2010	$3,750	$665	$(16)	$4,399
Year ended December 31, 2011	$4,399	$—	$(382)	$4,017
Year ended December 31, 2012	$4,017	$552	$(151)	$4,418

Deferred income tax valuation allowance
Year ended December 31, 2010	$77,999	$(68,220)	$(1,850)	$7,929
Year ended December 31, 2011	$7,929	$(1,264)	$(611)	$6,054
Year ended December 31, 2012	$6,054	$93	$(34)	$6,113

(1)	Deductions represent write-offs of amounts previously charged to the provision.