Form 10-Q
period 2013-03-31
IMAX CORP
filed 2013-04-25
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2013
Common stock, no par value	66,866,076

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

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Cash and cash equivalents	$15,158	$21,336
Accounts receivable, net of allowance for doubtful accounts of $1,564 (December 31, 2012 — $1,564)	48,360	42,007
Financing receivables (notes 4 and 17(c))	96,204	94,193
Inventories (note 5)	14,452	15,794
Prepaid expenses	4,781	3,833
Film assets	4,427	3,737
Property, plant and equipment (note 6)	120,764	113,610
Other assets (notes 10(c), 17(d) and 17(e))	25,410	23,963
Deferred income taxes (note 13(a))	35,654	36,461
Goodwill	39,027	39,027
Other intangible assets (note 7)	28,101	27,911

Total assets	$432,338	$421,872

Liabilities
Bank indebtedness (note 8)	$18,000	$11,000
Accounts payable	16,155	15,144
Accrued and other liabilities (notes 9(a), 9(c), 10, 14(b), 16(a), 16(c) and 17(d))	61,335	68,695
Deferred revenue	76,364	73,954

Total liabilities	171,854	168,793

Commitments, contingencies and guarantees (notes 9 and 10)

Shareholders’ equity
Capital stock (note 14) common shares — no par value. Authorized — unlimited number. Issued and outstanding — 66,866,076 (December 31, 2012 — 66,482,425)	317,144	313,744
Other equity	30,239	28,892
Deficit	(84,305)	(87,166)
Accumulated other comprehensive loss	(2,594)	(2,391)

Total shareholders’ equity	260,484	253,079

Total liabilities and shareholders’ equity	$432,338	$421,872

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months
	Ended March 31,
	2013	2012
		As Revised
		(note 3)
Revenues
Equipment and product sales	$10,679	$14,379
Services (note 11(c))	26,859	27,067
Rentals (note 11(c))	9,972	12,470
Finance income	1,984	1,680
Other	375	—

	49,869	55,596

Costs and expenses applicable to revenues
Equipment and product sales (note 11(a))	5,059	9,095
Services (notes 11(a) and 11(c))	15,318	15,620
Rentals (note 11(a))	3,453	4,020
Other	—	—

	23,830	28,735

Gross margin	26,039	26,861
Selling, general and administrative expenses (note 11(b) and 16(d)) (including share-based compensation expense of $2.8 million for the three months ended March 31, 2013 (2012 - $3.8 million))	17,476	19,168
Research and development	3,634	2,630
Amortization of intangibles	364	176
Receivable provisions, net of recoveries	—	451

Income from operations	4,565	4,436
Interest income	13	24
Interest expense	(345)	(526)

Income from operations before income taxes	4,233	3,934
Provision for income taxes	(1,152)	(966)
Loss from equity-accounted investments	(220)	(459)

Net income	$2,861	$2,509

Net income per share - basic & diluted: (note 14(c))
Net income per share from operations - basic & diluted	$0.04	$0.04

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

(Unaudited)

	Three Months
	Ended March 31,
	2013	2012
		As Revised
		(note 3)
Net income	$2,861	$2,509
Amortization of defined benefit plan actuarial loss (note 16(a))	111	91
Unrealized postretirement benefit plan actuarial loss (note 16(d))	—	(32)
Loss on curtailment of postretirement benefit plan (note 16(d))	398	—
Unrealized net (loss) gain from cash flow hedging instruments (note 17(d))	(302)	387
Realization of cash flow hedging net (gain) loss upon settlement (note 17(d))	(130)	49
Foreign currency translation adjustments (note 1)	(348)	—

Other comprehensive (loss) income, before tax	(271)	495
Income tax expense allocated to other comprehensive income (loss) (note 13(b))	68	(126)

Comprehensive income	$2,658	$2,878

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

(Unaudited)

	Three Months
	Ended March 31,
	2013	2012
		As Revised
		(note 3)
Cash provided by (used in):
Operating Activities
Net income	$2,861	$2,509
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization (note 12(c))	8,591	7,466
Write-downs, net of recoveries (note 12(d))	—	481
Change in deferred income taxes	904	624
Stock and other non-cash compensation	3,000	4,088
Gain on curtailment of postretirement benefits (note 16(d))	(2,185)	—
Unrealized foreign currency exchange loss (gain)	189	(1,388)
Loss from equity-accounted investments	220	459
Investment in film assets	(3,866)	(3,958)
Changes in other non-cash operating assets and liabilities (note 12(a))	(10,703)	145

Net cash (used in) provided by operating activities	(989)	10,426

Investing Activities
Purchase of property, plant and equipment	(3,315)	(374)
Investment in joint revenue sharing equipment	(8,717)	(7,088)
Investment in new business ventures	—	(381)
Acquisition of other intangible assets	(778)	(2,568)

Net cash used in investing activities	(12,810)	(10,411)

Financing Activities
Increase in bank indebtedness	12,000	4,917
Repayment of bank indebtedness	(5,000)	(5,000)
Common shares issued - stock options exercised (note 14(d))	2,485	3,488
Credit facility amendment fees paid	(1,881)	—

Net cash provided by financing activities	7,604	3,405

Effects of exchange rate changes on cash	17	30

(Decrease) increase in cash and cash equivalents during the period	(6,178)	3,450

Cash and cash equivalents, beginning of period	21,336	18,138

Cash and cash equivalents, end of period	$15,158	$21,588

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

The condensed consolidated financial statements include the accounts of the Company together with its wholly-owned subsidiaries, except for subsidiaries which the Company has identified as variable interest entities (“VIEs”) where the Company is not the primary beneficiary. The nature of the Company’s business is such that the results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all normal and recurring adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.

The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). The Company has 9 film production companies that are VIEs. For 2 of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets and total liabilities of $nil as at March 31, 2013 (December 31, 2012 — $nil). For the other 7 film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at March 31, 2013, these 7 VIEs have total assets of $0.5 million (December 31, 2012 — $15.9 million) and total liabilities of $0.5 million (December 31, 2012 — $15.9 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil for the three months ended March 31, 2013 (2012 — $nil). The carrying value of these investments in VIEs that are not consolidated is $nil at March 31, 2013 (December 31, 2012 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statement of operations. The Company’s exposure, which is determined based on the level of funding contributed by the Company and the development stage of the respective film, is $0.9 million at March 31, 2013 (2012 — $nil).

The Company accounts for investments in new business ventures using the guidance of ASC 323 “Investments – Equity Method and Joint Ventures” (“ASC 323”) and ASC 320 – “Investments in Debt and Equity Securities” (“ASC 320”), as appropriate. At March 31, 2013, the equity method of accounting is being utilized for an investment with a carrying value of $2.9 million (December 31, 2012 – $3.1 million). The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under ASC 320 and is recorded at its fair value of $1.3 million at March 31, 2013 (December 31, 2012 – $1.3 million). This investment is classified as an available-for-sale investment. The total carrying value of investments in new business ventures at March 31, 2013 and December 31, 2012 is $4.2 million and $4.4 million, respectively and is recorded in Other Assets.

All significant intercompany accounts and transactions, including all unrealized intercompany profits on transactions with equity-accounted investees, have been eliminated.

In the first quarter of 2013, the Company determined that the functional currency of one of its wholly-owned subsidiaries had changed from the Company’s reporting currency to the currency of the nation in which it is domiciled. As a result, in accordance with the FASB ASC 830 “Foreign Currency Matters”, the adjustment attributable to current-rate translation of non-monetary assets as of the date of the change shall be reported in other comprehensive income.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

These interim financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K for the year ended December 31, 2012 (“the 2012 Form 10-K”) which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company’s financial statements for the year ended December 31, 2012, except as noted below.

2. New Accounting Standards and Accounting Changes

Adoption of New Accounting Policies

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). The purpose of the amendment is to address implementation issues about the scope of FASB issued ASU No. 2011-11 “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities” “(ASU 2011-11”). ASU 2011-11 and ASU 2013-01 were issued in an effort to provide greater clarity within disclosures between entities reporting in U.S. GAAP versus IFRS that have offsetting (netting) assets and liabilities. Entities will be required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments in ASU 2013-01 for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. It is to be applied retrospectively for all comparative periods presented. The Company adopted the amended standard on January 1, 2013. The adoption of the amended standard did not have a material impact on the Company’s financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The amendments in ASU 2013-02 require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the amended standard on January 1, 2013. The adoption of the amended standard did not have a material impact on the Company’s financial statements.

Recently Issued FASB Accounting Standard Codification Updates

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). The purpose of ASU 2013-04 is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors, as well as the nature and amount of the obligation as well as other information about those obligations. For public entities, the amendments are effective for fiscal years and interim reporting periods beginning after December 15, 2013. Early adoption by public entities is permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). The purpose of ASU 2013-05 is to resolve the diversity in practice in relation to the treatment of the release of cumulative translation adjustments (“CTA”) upon sale (in full or part) of a foreign investment. It applies to the release of the CTA into net income when a parent either sells a part of all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the amendments are effective for fiscal years and interim reporting periods beginning after December 15, 2013. Early adoption by public entities is permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

3. Revision of Previously Issued Financial Statements

During the fourth quarter of 2012, after a review of the Company’s existing benefit packages, the Company determined that Canadian employees, upon meeting certain eligibility requirements, are entitled to postretirement health and welfare benefits for which the obligation had not been included in the prior financial statements as required under ASC Topic 715 “Compensation – Retirement Benefits”. See note 4 to the audited consolidated financial statements in Item 8 of the Company’s 2012 Form 10-K for additional details.

The following table presents the impact of the revisions on the Company’s previously issued condensed consolidated statements of operations and comprehensive income for the quarter ended March 31, 2012:

(in thousands of U.S dollars, except per share amounts)
	As Reported	As Revised
Selling, general and administrative expenses	$19,062	$19,168
Income from operations	$4,542	$4,436
Income from operations before income taxes	$4,040	$3,934
Provision for income taxes	$(993)	$(966)
Net income	$2,588	$2,509
Net income per share - basic	$0.04	$0.04
Net income per share - diluted	$0.04	$0.04

Other comprehensive income, before tax	$527	$495
Income tax expense allocated to other comprehensive income	$(134)	$(126)
Comprehensive income	$2,981	$2,878

4. Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	March 31,	December 31,
	2013	2012
Gross minimum lease payments receivable	$18,466	$18,880
Unearned finance income	(4,365)	(4,705)

Minimum lease payments receivable	14,101	14,175
Accumulated allowance for uncollectible amounts	(1,130)	(1,130)

Net investment in leases	12,971	13,045

Gross financed sales receivables	116,344	114,492
Unearned finance income	(33,045)	(33,278)

Financed sales receivables	83,299	81,214
Accumulated allowance for uncollectible amounts	(66)	(66)

Net financed sales receivables	83,233	81,148

Total financing receivables	$96,204	$94,193

Net financed sales receivables due within one year	$12,579	$10,482
Net financed sales receivables due after one year	$70,654	$70,666

As at March 31, 2013, the financed sale receivables had a weighted average effective interest rate of 9.5% (December 31, 2012 — 8.7%).

5. Inventories

	March 31,	December 31,
	2013	2012
Raw materials	$2,545	$5,424
Work-in-process	370	338
Finished goods	11,537	10,032

	$14,452	$15,794

At March 31, 2013, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $6.6 million (December 31, 2012 — $6.8 million).

Inventories at March 31, 2013 include provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $4.3 million (December 31, 2012 — $4.4 million).

6. Property, Plant and Equipment

	As at March 31, 2013
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$134,967	$42,357	$92,610
Camera equipment(5)	4,669	4,352	317

	139,636	46,709	92,927

Assets under construction(3)	13,045	—	13,045

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	15,386	9,997	5,389
Office and production equipment(4)	26,691	20,048	6,643
Leasehold improvements	9,811	8,644	1,167

	53,481	38,689	14,792

	$206,162	$85,398	$120,764

	As at December 31, 2012
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$131,240	$39,140	$92,100
Camera equipment(5)	4,668	4,306	362

	135,908	43,446	92,462

Assets under construction(3)	6,910	—	6,910

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	15,242	9,864	5,378
Office and production equipment(4)	25,777	19,779	5,998
Leasehold improvements	9,734	8,465	1,269

	52,346	38,108	14,238

	$195,164	$81,554	$113,610

(1)	Included in theater system components are assets with costs of $9.0 million (December 31, 2012 — $8.1 million) and accumulated depreciation of $8.3 million (December 31, 2012 — $7.3 million) that are leased to customers under operating leases.
(2)	Included in theater system components are assets with costs of $119.6 million (December 31, 2012 — $118.5 million) and accumulated depreciation of $32.6 million (December 31, 2012 — $29.2 million) that are used in joint revenue sharing arrangements.
(3)	Included in assets under construction are components with costs of $7.3 million (December 31, 2012 — $4.1 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.
(4)	Fully amortized office and production equipment is still in use by the Company.
(5)	Fully amortized camera equipment is still in use by the Company.

7. Other Intangible Assets

	As at March 31, 2013
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$8,757	$5,796	$2,961
Licenses and intellectual property	19,830	2,105	17,725
Other	7,602	187	7,415

	$36,189	$8,088	$28,101

	As at December 31, 2012
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$8,499	$5,670	$2,829
Licenses and intellectual property	19,790	1,730	18,060
Other	7,022	—	7,022

	$35,311	$7,400	$27,911

The Company expects to amortize approximately $2.1 million of other intangible assets for the remainder of 2013 and an average of $2.5 million for each of the next 5 years, respectively. Fully amortized other intangible assets are still in use by the Company. Other intangible assets of $7.6 million are comprised mainly of the Company’s investment in a new enterprise resource planning system, which the Company started amortizing on January 1, 2013.

During the three months ended March 31, 2013, the Company acquired $0.5 million in other intangible assets. The net book value of these other intangible assets was $0.5 million as at March 31, 2013. The weighted average amortization period for these additions was 10 years.

During the three months ended March 31, 2013, the Company incurred costs of less than $0.1 million to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses (2012 – less than $0.1 million).

8. Credit Facility

On February 7, 2013, the Company amended and restated the terms of its existing senior secured credit facility (the “Prior Credit Facility”). The amended and restated facility (the “Credit Facility”), with a scheduled maturity of February 7, 2018, has a maximum borrowing capacity of $200.0 million. The Prior Credit Facility had a maximum borrowing capacity of $110.0 million. Certain of the Company’s subsidiaries serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility. The Credit Facility is collateralized by a first priority security interest in substantially all of the present and future assets of the Company and the Guarantors.

The terms of the Credit Facility are set forth in the Third Amended and Restated Credit Agreement (the “Credit Agreement”), dated February 7, 2013, among the Company, the Guarantors, the lenders named therein, Wells Fargo Bank, National Association (“Wells Fargo”), as agent and issuing lender (Wells Fargo, together with the lenders named therein, the “Lenders”) and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner and in various collateral and security documents entered into by the Company and the Guarantors. Each of the Guarantors has also entered into a guarantee in respect of the Company’s obligations under the Credit Facility.

The Credit Facility permits the Company to undertake up to $150.0 million in stock buybacks and dividends, provided certain covenants in the Credit Agreement are maintained. In the event that the Company undertakes stock buybacks or makes dividend payments, any amounts outstanding under the revolving portion of the Credit Facility up to the first $75.0 million of any such stock buybacks and dividend payments will be converted to a term loan.

The amounts outstanding under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin of (a) 1.50%, 1.75% or 2.00% depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement) per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. In addition, the Company is obligated to pay a Commitment Fee (as defined in the Credit Agreement) per annum of between 0.25% and 0.50% of the unused portion of the Credit Facility, depending on the Company’s Total Leverage Ratio. Term loans, if any, under the Credit Facility must be repaid under a 5-year straight line amortization, with a balloon payment due at maturity. The Company is required to provide an interest rate hedge for 50% of any term loans outstanding after January 1, 2015. Under the Credit Facility, the effective interest rate for the three months ended March 31, 2013 for the revolving loan portion was 2.66%. Under the Prior Credit Facility, the effective interest rate for the three months ended March 31, 2012 was 2.51%.

The Credit Facility provides that the Company will be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0. The Company will also be required to maintain minimum EBITDA (as defined in the Credit Agreement) of $70.0 million between closing and September 30, 2013, which requirement increases to $80.0 million on December 31, 2013, $90.0 million on December 31, 2014, and $100.0 million on December 31, 2015. The Company must also maintain a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 2.5:1.0 between closing and September 30, 2013, which requirement decreases to (i) 2.25:1.0 on December 31, 2013; (ii) 2.00:1:0 on December 31, 2014; and (iii) 1.75:1.0 on December 31, 2015. The Company was in compliance with all of these requirements at March 31, 2013.

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

Bank indebtedness includes the following:

	March 31,	December 31,
	2013	2012
Revolving Loan	$18,000	$11,000

Total amounts drawn and available under the Credit Facility at March 31, 2013 were $18.0 million and $182.0 million, respectively (December 31, 2012 — $11.0 million and $99.0 million, respectively).

As at March 31, 2013, the Company does not have any letters of credit and advance payment guarantees outstanding (December 31, 2012 — $nil), under the Credit Facility.

In accordance with the loan agreement, the Company is obligated to make payments on the principal of the loan as follows:

2013 (nine months remaining)	$—
2014	—
2015	—
2016	—
2017	—
Thereafter	18,000

$18,000

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The settlement risk on its foreign currency forward contracts was $0.1 million at March 31, 2013 as the notional value exceeded the fair value of the forward contracts. As at March 31, 2013, the Company has $18.7 million of such arrangements outstanding.

Bank of Montreal Facility

As at March 31, 2013, the Company has available a $10.0 million facility (December 31, 2012 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at March 31, 2013, the Company has letters of credit and advance payment guarantees outstanding of $0.5 million (December 31, 2012 — $0.9 million) under the Bank of Montreal Facility.

9. Commitments

(a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company as at March 31, 2013 for each of the years ended December 31, are as follows:

	Operating Leases	Capital Leases
2013 (nine months remaining)	$5,314	$14
2014	5,378	—
2015	1,217	—
2016	511	—
2017	511	—
Thereafter	813	—

	$13,744	$14

Rent expense was $1.6 million for three months ended March 31, 2013 (2012 — $1.5 million) net of sublease rental of $nil (2012 — $nil).

Recorded in the accrued liabilities balance as at March 31, 2013 is $2.1 million (December 31, 2012 — $2.4 million) related to accrued rent and lease inducements being recognized as an offset to rent expense over the term of the lease.

Purchase obligations under long-term supplier contracts as at March 31, 2013 were $13.2 million (December 31, 2012 — $12.1 million).

(b) As at March 31, 2013, the Company has letters of credit and advance payment guarantees secured by the Credit Facility of $nil (December 31, 2012 — $nil) outstanding. As at March 31, 2013 the Company also has letters of credit outstanding of $0.5 million as compared to $0.9 million as at December 31, 2012, under the Bank of Montreal Facility.

(c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At March 31, 2013, $1.4 million (December 31, 2012 — $1.8 million) of commissions have been accrued and will be payable in future periods.

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

(c) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York (the “Court”). On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock on the NASDAQ between February 27, 2003 and July 20, 2007 (the “U.S. Class”), alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. On April 14, 2011, the Court issued an order appointing The Merger Fund as the lead plantiff and Abbey Spanier Rodd & Abrams, LLP as lead plantiff’s counsel. On November 2, 2011, the parties entered into a memorandum of understanding containing the terms and conditions of a settlement of this action. On January 26, 2012, the parties executed and filed with the Court a formal stipulation of settlement and proposed form of notice to the class, which the Court preliminarily approved on February 1, 2012. Under the terms of the settlement, members of the U.S. Class who did not opt out of the settlement will release defendants from liability for all claims that were alleged in this action or could have been alleged in this action or any other proceeding (including the action in Canada as described in (d) of this note (the “Canadian Action”) relating to the purchase of IMAX securities on the NASDAQ from February 27, 2003 and July 20, 2007 or the subject matter and facts relating to this action. As part of the settlement and in exchange for the release, defendants will pay $12.0 million to a settlement fund which amount will be funded by the carriers of the Company’s directors and officers insurance policy and by PricewaterhouseCoopers LLP. On March 26, 2012, the parties executed and filed with the Court an amended formal stipulation of settlement and proposed form of notice to the class, which the court preliminarily approved on March 28, 2012. On June 20, 2012, the Court issued an order granting final approval of the settlement. The settlement is conditioned on the Company’s receipt of an order from the court in the Canadian Action (the “Canadian Court”) excluding from the class in the Canadian Action every member of the class in both actions who has not opted out of the U.S. settlement. A hearing on the motion for the order occurred on July 30, 2012 before the Canadian Court and on March 19, 2013, the Canadian Action issued a decision in support of the Company’s motion to exclude from the class in the Canadian Action every member of the class in both actions who has not opted out of the U.S. settlement. However, no final order will be granted by the court until the plaintiffs in the Canadian Action have exhausted their appeals.

(d) A class action lawsuit was filed on September 20, 2006 in the Ontario Superior Court of Justice (the “Canadian Court”) against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit seeks $210.0 million in compensatory and punitive damages, as well as costs. For reasons released December 14, 2009, the Canadian Court granted leave to the plaintiffs to amend their statement of claim to plead certain claims pursuant to the Securities Act (Ontario) against the Company and certain individuals and granted certification of the action as a class proceeding. These are procedural decisions, and do not contain any conclusions binding on a judge at trial as to the factual or legal merits of the claim. Leave to appeal those decisions was denied. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits, exclusions and deductibles.

(e) In March 2013, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX China”), the Company’s wholly-owned subsidiary in China, received notice from the Shanghai office of the General Administration of Customs that it had been selected for a customs audit. The audit is at a very early stage and as a result, the Company is unable to assess the potential impact, if any, of the audit at this time.

(f) In addition to the matters described above, the Company is currently involved in other legal proceedings or governmental inquiries which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

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

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the condensed consolidated balance sheets:

	March 31,	December 31,
	2013	2012
Balance at the beginning of period	$32	$94
Warranty redemptions	(10)	(66)
Warranties issued	—	53
Revisions	—	(49)

Balance at the end of period	$22	$32

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheets as at March 31, 2013 and December 31, 2012 with respect to this indemnity.

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

11. Condensed Consolidated Statements of Operations Supplemental Information

(a) Selling Expenses

The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs, included in costs and expenses applicable to revenues-equipment and product sales, totaled $0.3 million for the three months ended March 31, 2013 (2012 — $0.7 million).

Film exploitation costs, including advertising and marketing, totaled $1.0 million for the three months ended March 31, 2013 (2012 — $1.4 million) and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled less than $0.1 million for the three months ended March 31, 2013 (2012 — $0.1 million). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $0.2 million for the three months ended March 31, 2013 (2012 — $0.3 million).

(b) Foreign Exchange

Included in selling, general and administrative expenses for the three months ended March 31, 2013 is a loss of less than $0.1 million gain (2012 — gain of $1.4 million), for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts. See note 17(d) for additional information.

(c) Collaborative Arrangements

Joint Revenue Sharing Arrangements

In a joint revenue sharing arrangement, the Company receives a portion of a theater’s box-office and concession revenues, and in some cases a small upfront or initial payment, in exchange for placing a theater system at the theater operator’s venue. Under joint revenue sharing arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s joint revenue sharing arrangements are typically non-cancellable for 10 years with renewal provisions. Title to equipment under joint revenue sharing arrangements does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the theater systems commencing on the date specified in the arrangement’s shipping terms and ending on the date the theater systems are delivered back to the Company.

The Company has signed joint revenue sharing agreements with 31 exhibitors for a total of 455 theater systems, of which 319 theaters were operating as at March 31, 2013, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m) of the Company’s 2012 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Rentals revenue and for the three months ended March 31, 2013 amounted to $9.4 million (2012 — $11.7 million).

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

For the three months ended March 31, 2013, 14 IMAX DMR films were exhibited through the IMAX theater network. The Company has entered into arrangements with film producers to convert 19 additional films which are expected to be released during the remainder of 2013, the terms of which are substantially similar in nature, rights and obligations. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m) of the Company’s 2012 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three months ended March 31, 2013 amounted to $14.4 million (2012 — $13.8 million).

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

The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) and 2(m) of the Company’s 2012 Form 10-K.

As at March 31, 2013, the Company has 4 significant co-produced film arrangements which makes up greater than 50% of the VIE total assets and liabilities balance of $0.5 million and 3 other co-produced film arrangements, the terms of which are similar.

For the three months ended March 31, 2013, amounts totaling $1.1 million (2012 — $0.9 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

12. Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Three Months
	Ended March 31,
	2013	2012
Decrease (increase) in:
Accounts receivable	$(6,353)	$856
Financing receivables	(2,011)	(876)
Inventories	(1,643)	(3,492)
Prepaid expenses	(949)	(62)
Commissions and other deferred selling expenses	(37)	(180)
Insurance recoveries	(88)	336
Other assets	(298)	(531)
Increase (decrease) in:
Accounts payable	2,245	1,759
Accrued and other liabilities(1)	(3,978)	(4,143)
Deferred revenue	2,409	6,478

	$(10,703)	$145

(1)	Decrease in accrued and other liabilities for the three months ended March 31, 2013 includes payments of $1.0 million for variable stock-based compensation (2012 - $0.3 million).

(b) Cash payments made on account of:

	Three Months
	Ended March 31,
	2013	2012
Income taxes	$173	$372

Interest	$246	$394

(c) Depreciation and amortization are comprised of the following:

	Three Months
	Ended March 31,
	2013	2012
Film assets	$3,468	$3,304
Property, plant and equipment
Joint revenue sharing arrangements	2,858	2,371
Other property, plant and equipment	1,338	1,132
Other intangible assets	689	501
Other assets	140	115
Deferred financing costs	98	43

	$8,591	$7,466

(d) Write-downs, net of recoveries, are comprised of the following:

	Three Months
	Ended March 31,
	2013	2012
Accounts receivables	$—	$296
Financing receivables	—	155
Property, plant and equipment	—	18
Other intangible assets	—	12

	$—	$481

13. Income Taxes

(a)	Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. During the quarter ended March 31, 2013, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings.

As at March 31, 2013, the Company had net deferred income tax assets after valuation allowance of $35.7 million (December 31, 2012 — $36.5 million). As at March 31, 2013, the Company had a gross deferred income tax asset before valuation allowance of $41.8 million (December 31, 2012 — $42.6 million), against which the Company is carrying a $6.1 million valuation allowance (December 31, 2012 — $6.1 million).

As at March 31, 2013 and December 31, 2012, the Company had total unrecognized tax benefits (including interest and penalties) of $2.9 million and $2.8 million, respectively, for international withholding taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, state, provincial and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of operations rather than income tax expense. The Company did not recognize any potential interest and penalties associated with unrecognized tax benefits for the three months ended March 31, 2013 (2012 — less than $0.1 million).

(b)	Income Tax Effect on Comprehensive Income

The income tax (expense) benefit related to the following items included in other comprehensive income are:

	Three Months
	Ended March 31,
	2013	2012
		As Revised
Amortization of actuarial loss on defined benefit plan	(29)	(23)
Unrecognized actuarial loss on postretirement benefit plan	—	8
Loss on curtailment of postretirement benefit plan	(100)	—
Unrealized change in cash flow hedging instruments	77	(99)
Realization of cash flow hedging net (gain) loss upon settlement	33	(12)
Currency translation adjustment	87	—

	$68	$(126)

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

(b) Stock-Based Compensation

The Company has five stock-based compensation plans that are described below. The compensation costs recorded in the condensed consolidated statement of operations for these plans were $2.8 million for the three months ended March 31, 2013 (2012 — $3.8 million).

Stock Option Plan

The Company’s Stock Option Plan, which is shareholder approved, permits the grant of options to employees, directors and consultants. The Company recorded an expense of $2.3 million for the three months ended March 31, 2013 (2012 — $3.0 million), related to grants issued to employees and directors in the plan. No income tax benefit is recorded in the condensed consolidated statement of operations for these costs.

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

The weighted average fair value of all common share options, granted to employees for the three months ended March 31, 2013 at the measurement date was $6.54 per share (2012 — $7.65 per share). The following assumptions were used:

	Three Months
	Ended March 31,
	2013	2012
Average risk-free interest rate	1.36%	1.39%
Expected option life (in years)	4.62	4.43 - 5.36
Expected volatility	40%	50%
Annual termination probability	8.52%	8.52% - 8.76%
Dividend yield	0%	0%

As at March 31, 2013, the Company has reserved a total of 13,373,215 (December 31, 2012 — 13,296,485) common shares for future issuance under the Stock Option Plan, of which options in respect of 7,212,529 common shares are outstanding at March 31, 2013. All awards of stock options are made at fair market value of the Company’s common shares on the date of grant. The fair market value of a common share on a given date means the higher of the closing price of a common share on the grant date (or the most recent trading date if the grant date is not a trading date) on the New York Stock Exchange (“NYSE”), the Toronto Stock Exchange (the “TSX”) and such national exchange, as may be designated by the Company’s Board of Directors (the “Fair Market Value”). The options generally vest between one and 5 years and expire 10 years or less from the date granted. The Stock Option Plan provides that vesting will be accelerated if there is a change of control, as defined in the plan and upon certain conditions. At March 31, 2013, options in respect of 3,507,692 common shares were vested and exercisable.

The Company has sought shareholder approval for a new Long Term Incentive Plan (the “IMAX LTIP”) at the Company’s annual meeting of shareholders to take place on June 11, 2013, as further described in the Company’s Proxy Statement on Schedule 14A, filed on April 24, 2013. If approved by shareholders, the IMAX LTIP will permit the Company to issue a number of different types of equity awards, including stock options, restricted share units and performance-based awards.

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

In the fourth quarter of 2012, an aggregate of 146,623 SOP Options were granted in conjunction with CLTIP options issued by a subsidiary (“China Options”) to certain employees to purchase the Company’s common stock with an average price of $22.39 in accordance with the CLTIP. The SOP Options have a contractual life of 7 years. As at March 31, 2013, there were 146,623 (December 31, 2012 — 146,623) outstanding and unvested SOP Options issued under the CLTIP with a weighted average exercise price of $22.39 (December 31, 2012 — $22.39). The weighted average fair value of the SOP Options granted in the fourth quarter of 2012 was $6.96 per share. The total fair value of the SOP Options granted with respect to the CLTIP was $1.6 million. The Company is recognizing this expense over a 5 year period. If a performance event occurs, the 146,623 SOP Options issued forfeit immediately and the related charge would be reversed. There were no common share option awards issued under the CLTIP during the three months ended March 31, 2013 and 2012.

The Company has included a charge of $0.1 million for the three month period ended March 31, 2013 (March 31, 2012 — $nil) within its employee Stock Option Plan related to the SOP Options issued thereunder.

The following table summarizes certain information in respect of option activity under the Stock Option Plan for the three month periods ended March 31:

	Number of Shares		Weighted Average Exercise Price Per Share
	2013	2012	2013	2012
Options outstanding, beginning of year	7,441,068	7,200,721	$18.48	$14.60
Granted	178,112	1,542,117	25.44	25.14
Exercised	(383,651)	(615,906)	6.48	5.66
Forfeited	(21,750)	(10,150)	26.49	20.73
Expired	—	—	—	—
Cancelled	(1,250)	—	29.49	—

Options outstanding, end of period	7,212,529	8,116,782	19.27	17.27

Options exercisable, end of period	3,507,692	3,150,636	16.57	11.87

The Company cancelled 1,250 stock options from its Stock Option Plan surrendered by Company employees during the three months ended March 31, 2013 (2012 - nil).

As at March 31, 2013, 6,692,764 options were fully vested or are expected to vest with a weighted average exercise price of $18.93, aggregate intrinsic value of $57.6 million and weighted average remaining contractual life of 5.0 years. As at March 31, 2013, options that are exercisable have an intrinsic value of $38.6 million and a weighted average remaining contractual life of 4.6 years. The intrinsic value of options exercised in the three months ended March 31, 2013 was $7.2 million (2012 — $10.6 million).

Options to Non-Employees

There were no common share options issued to non-employees during the three months ended March 31, 2013 and 2012.

As at March 31, 2013, non-employee options outstanding amounted to 115,001 options (2012 — 117,501) with a weighted average exercise price of $14.20 (2012 — $13.63). Included within the non-employee options are 15,000 options which were modified in 2011 from service based employee awards to performance based non-employee awards. 39,209 options (2012 — 33,967) were exercisable with an average weighted exercise price of $10.37 (2012 — $11.53) and the vested options have an aggregate intrinsic value of $0.6 million (2012 — $0.4 million).

For the three months ended March 31, 2013, the Company recorded a charge of $0.1 million (2012 — less than $0.1 million) to cost and expenses applicable to revenues – services and selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is an accrual of $0.2 million for non-employee stock options granted.

Restricted Common Shares

There were no restricted common shares issued during the three months ended or outstanding as at March 31, 2013 and 2012.

Stock Appreciation Rights

There have been no stock appreciation rights (“SARs”) granted since 2007. During the first quarter of 2013, 50,000 SARs were cash settled for $1.0 million (2012 — 15,000 SARs were cash settled for $0.3 million). The average exercise price for the settled SARs for the quarter ended March 31, 2013 was $6.86 (2012 — $6.86) per SAR. As at March 31, 2013, 68,000 SARs were outstanding and exercisable with a weighted average fair value of $20.07 per right (December 31, 2012 — $16.23). The SARs have a remaining contractual life of 4.76 years as at March 31, 2013. None of the SARs were forfeited, cancelled, or expired for the quarters ended March 31, 2013 and 2012. The Company accounts for the obligation of these SARs as a liability (March 31, 2013 — $1.4 million; December 31, 2012 — $1.9 million), which is classified within accrued liabilities. The Company has recorded a $0.4 million expense for the three months ended March 31, 2013 (2012 — $0.8 million) to selling, general and administrative expenses related to these SARs. The following assumptions were used for measuring the fair value of the SARs:

	As at March 31, 2013	As at December 31, 2012
Average risk-free interest rate	0.77%	0.72%
Expected option life (in years)	1.43	2.17
Expected volatility	40%	50%
Annual termination probability	8.52%	8.52%
Dividend yield	0%	0%

(c) Income per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months Ended March 31,
	2013	2012
		As Revised
Net income from continuing operations applicable to common shareholders	$2,861	$2,509

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	66,482	65,053
Weighted average number of shares issued during the period	164	349

Weighted average number of shares used in computing basic income per Share	66,646	65,402
Assumed exercise of stock options, net of shares assumed repurchased	2,044	2,756

Weighted average number of shares used in computing diluted income per Share	68,690	68,158

(d) Shareholders’ Equity

The following summarizes the movement of Shareholders’ Equity for the three months ended March 31, 2013:

Balance as at December 31, 2012	$253,079
Issuance of common shares for stock options exercised	2,485
Net income	2,861
Adjustments to other equity:
Employee stock options granted	2,262
Stock options exercised	(915)
Adjustment to capital stock for stock options exercised	915
Adjustments to accumulated other comprehensive loss:
Unrealized net gain from cash flow hedging instruments	(302)
Realization of cash flow hedging net gain upon settlement	(130)
Amortization of actuarial loss on defined benefit plan	111
Loss on curtailment of postretirement benefit plan	398
Currency translation adjustment	(348)
Tax effect of movement in other comprehensive loss	68

Balance as at March 31, 2013	$260,484

15. Segmented Information

The Company has seven reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; and other. The IMAX systems segment designs, manufactures, sells or leases IMAX theater projection system equipment. The theater system maintenance segment maintains IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment provides IMAX theater projection system equipment to an exhibitor in exchange for a share of the box-office and concession revenues. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The Company refers to all theaters using the IMAX theater system as “IMAX theaters”. The other segment includes certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2012 Form 10-K.

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

Transactions between the other segments are not significant.

	Three Months Ended March 31,
	2013	2012
Revenue(1)
IMAX theater systems
IMAX systems	$12,738	$15,658
Theater system maintenance	7,789	6,847
Joint revenue sharing arrangements	9,376	11,698

	29,903	34,203

Films
Production and IMAX DMR	14,355	13,838
Distribution	2,487	3,138
Post-production	1,141	2,077

	17,983	19,053

Other	1,983	2,340

Total	$49,869	$55,596

Gross margins
IMAX theater systems
IMAX systems(2)	$8,191	$7,412
Theater system maintenance	3,054	2,726
Joint revenue sharing arrangements(2)	6,159	7,937

	17,404	18,075

Films
Production and IMAX DMR(2)	9,213	7,930
Distribution(2)	203	709
Post-production	(432)	604

	8,984	9,243

Other	(349)	(457)

Total	$26,039	$26,861

(1)	The Company’s two largest customers as at March 31, 2013 collectively represent 16.2% of total revenues (2012 — 17.6%). In the third quarter of 2012, Dalian Wanda Group Co., Ltd., the parent company of Wanda Cinema Line Corporation (“Wanda”), acquired AMC Entertainment Holdings, Inc. (“AMC”). Prior to this transaction, AMC and Wanda were the Company’s first and third largest customers. Under common ownership, the Wanda/AMC entity is the Company’s largest customer. Revenues from this customer are included across all of the Company’s segments. Prior year figures have been restated to reflect the change in the Company’s largest customers.
(2)	IMAX systems include commission costs of $0.3 million for the three months ended March 31, 2013 (2012 — $0.7 million). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $0.2 million for the three months ended March 31, 2013 (2012 — $0.4 million). Production and DMR segment margins include marketing costs of $0.9 million for the three months ended March 31, 2013 (2012 — $0.6 million). Distribution segment margins include marketing costs of $0.1 million for the three months ended March 31, 2013 (2012 — $0.8 million).

	March 31, 2013	December 31, 2012
Assets
IMAX systems	$147,665	$153,201
Theater system maintenance	14,134	14,632
Joint revenue sharing arrangements	136,500	125,602
Films
Production and IMAX DMR	20,107	17,653
Distribution	6,903	6,790
Post-production	4,467	3,694
Other	4,470	3,142
Corporate and other non-segment specific assets	98,092	97,158

Total	$432,338	$421,872

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

	Three Months Ended March 31,
	2013	2012
Revenue
United States	$21,538	$26,600
Canada	1,749	4,133
Greater China	11,027	6,969
Russia and the CIS	4,939	3,102
Asia (excluding Greater China)	3,991	4,064
Western Europe	3,390	5,698
Latin America	1,420	410
Rest of the World	1,815	4,620

Total	$49,869	$55,596

No single country in the Rest of the World, Western Europe, Latin America or Asia (excluding Greater China) classifications comprise more than 5% of the total revenue.

16. Employee’s Pension and Postretirement Benefits

(a) Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan (the “SERP”) covering Richard L. Gelfond, Chief Executive Officer (“CEO”) of the Company and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at March 31, 2013, the benefits of Mr. Gelfond were 100% vested. Upon a termination for cause, prior to a change of control, the executive shall forfeit any and all benefits to which such executive may have been entitled, whether or not vested.

Under the terms of the SERP, if Mr. Gelfond’s employment terminated other than for cause, he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. The term of Mr. Gelfond’s current employment agreement has been extended through December 31, 2013, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the extension, Mr. Gelfond also agreed that any compensation earned during 2011, 2012 and 2013 would not be included in calculating his entitlement under the SERP

The amounts accrued for the SERP are determined as follows:

	As at	As at
	March 31,	December 31,
	2013	2012
Obligation, beginning of period	$20,366	$18,990
Interest cost	49	272
Actuarial loss	—	1,104

Obligation, end of period and unfunded status	$20,415	$20,366

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended March 31,
	2013	2012
Interest cost	$49	$68
Amortization of actuarial loss	111	91

Pension expense	$160	$159

The accumulated benefit obligation for the SERP was $20.4 million at March 31, 2013 (December 31, 2012 - $20.4 million).

The following amounts were included in accumulated other comprehensive income (“AOCI”) and will be recognized as components of net periodic benefit cost in future periods:

	As at	As at
	March 31,	December 31,
	2013	2012
Unrecognized actuarial loss	$3,256	$3,367

No contributions are expected to be made for the SERP during 2013. The Company expects interest costs of $0.2 million and amortization of actuarial losses of $0.3 million to be recognized as a component of net periodic benefit cost during the remainder of 2013.

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2013 (nine months remaining)	$—
2014	21,058
2015	—
2016	—
2017	—
Thereafter	—

$21,058

(b) Defined Contribution Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three months ended March 31, 2013, the Company contributed and expensed an aggregate of $0.3 million (2012 — $0.3 million) to its Canadian plan and an aggregate of $0.1 million (2012 — $0.1 million) to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c) Postretirement Benefits - Executives

The Company has an unfunded postretirement plan for Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at March 31, 2013 is $0.5 million (December 31, 2012 — $0.5 million). The Company has expensed less than $0.1 million for the three months ended March 31, 2013 (2012 — less than $0.1 million).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2013 (nine months remaining)	$15
2014	16
2015	35
2016	38
2017	42
Thereafter	386

$532

(d) Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees upon meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. The postretirement benefits obligation as at March 31, 2013 is $2.0 million (December 31, 2012 — $4.6 million). The Company has expensed less than $0.1 million for the three months ended March 31, 2013 (2012 — less than $0.1 million).

In February 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company recognized a pre-tax curtailment gain in the first quarter of 2013 of $2.2 million (included in selling, general and administrative expenses) and a reduction in the postretirement liability of $2.6 million.

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2013 (nine months remaining)	$44
2014	60
2015	67
2016	84
2017	98
Thereafter	1,598

$1,951

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

(b) Fair Value Measurements

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at March 31, 2013		As at December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Borrowings under Credit Facility	$(18,000)	$(18,000)	$(11,000)	$(11,000)
Net financed sales receivable	$83,233	$80,967	$81,148	$78,933
Net investment in sales-type leases	$12,971	$12,546	$13,045	$13,513
Available-for-sale investment	$1,350	$1,350	$1,350	$1,350
Foreign exchange contracts — designated forwards	$(134)	$(134)	$297	$297
Foreign exchange contracts — non-designated forwards	$—	$—	$—	$—

The carrying value of borrowings under the Credit Facility approximates fair value as the interest rates offered under the Credit Facility are close to March 31, 2013 and December 31, 2012 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2013 and December 31, 2012, respectively.

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2013 and December 31, 2012, respectively.

The fair value of the Company’s available-for-sale investment is determined using the present value of expected cash flows based on projected earnings and other information readily available from the business venture (Level 3 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2013 and December 31, 2012, respectively. The discounted cash flow valuation technique is based on significant unobservable inputs of revenue and expense projections, appropriately risk weighted, as the investment is in a start-up entity. The significant unobservable inputs used in the fair value measurement of the Company’s available-for-sale investment are long-term revenue growth and pretax operating margin. A significant increase (decrease) in any of those inputs in isolation would result in a lower or higher fair value measurement.

The fair value of foreign currency derivatives are determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2013 and December 31, 2012, respectively. These identical instruments are traded on a closed exchange.

There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2013 or 2012. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The table below sets forth a summary of changes in the fair value of the Company’s available-for-sale investment measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period:

	Available For Sale Investments
	2013	2012
Beginning balance, January 1,	$1,350	$1,012
Transfers into/out of Level 3	—	—
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Change in other comprehensive income	—	—
Purchases, issuances, sales and settlements	—	—

Ending balance, March 31,	$1,350	$1,012

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—

There were no transfers in or out of the Company’s level 3 assets during the three months ended March 31, 2013.

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

The Company classifies its customers into four categories to indicate the credit quality worthiness of its financing receivables for internal purposes only:

Good standing – Theater continues to be in good standing with the Company as the client’s payments and reporting are up-to-date.

Credit Watch – Theater operator has begun to demonstrate a delay in payments, has been placed on the Company’s credit watch list for continued monitoring, but active communication continues with the Company. Depending on the size of outstanding balance, length of time in arrears and other factors, transactions may need to be approved by management. These financing receivables are considered to be in better condition than those receivables related to theaters in the “Pre-approved transactions” category, but not in as good of condition as those receivables in “Good standing”.

Pre-approved transactions only – Theater operator is demonstrating a delay in payments with little or no communication with the Company. All service or shipments to the theater must be reviewed and approved by management. These financing receivables are considered to be in better condition than those receivables related to theaters in the “All transactions suspended” category, but not in as good of condition as those receivables in “Credit Watch.” Depending on the individual facts and circumstances of each customer, finance income recognition may be suspended if management believes the receivable to be impaired.

All transactions suspended – Theater is severely delinquent, non-responsive or not negotiating in good faith with the Company. Once a theater is classified as “All transactions suspended”, the theater is placed on nonaccrual status and all revenue recognitions related to the theater are stopped.

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at March 31, 2013			As at December 31, 2012
	Minimum	Financed		Minimum	Financed
	Lease	Sales		Lease	Sales
	Payments	Receivables	Total	Payments	Receivables	Total
In good standing	$11,434	$72,337	$83,771	$11,508	$69,310	$80,818
Credit watch	—	10,254	10,254	—	10,930	10,930
Pre-approved transactions	467	296	763	467	293	760
Transactions suspended	2,200	412	2,612	2,200	681	2,881

	$14,101	$83,299	$97,400	$14,175	$81,214	$95,389

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at March 31, 2013		As at December 31, 2012
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance
Net investment in leases	$2,666	$(1,130)	$2,666	$(1,130)
Net financed sales receivables	1,056	(66)	1,322	(66)

	$3,722	$(1,196)	$3,988	$(1,196)

The Company considers financing receivables with aging between 60-89 days as indications of theaters with potential collection concerns. The Company will begin to focus its review on these financing receivables and increase its discussions internally and with the theater regarding payment status. Once a theater’s aging exceeds 90 days, the Company’s policy is to review and assess collectibility on the theater’s past due accounts. Over 90 days past due is used by the Company as an indicator of potential impairment as invoices up to 90 days outstanding could be considered reasonable due to the time required for dispute resolution or for the provision of further information or supporting documentation to the customer. Accrued receivables represent billings that are contractually due but whose invoices were not issued due to the impact of the Company’s ERP implementation as certain invoicing and collections were delayed during the quarter.

The Company’s aged financing receivables are as follows:

	As at March 31, 2013
					Related			Recorded
	Accrued			Billed	Unbilled	Total		Investment
	and			Financing	Recorded	Recorded	Related	Net of
	Current	30-89 Days	90+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$565	$—	$1,320	$1,885	$12,216	$14,101	$(1,130)	$12,971
Net financed sales receivables	3,694	—	5,209	8,903	74,396	83,299	(66)	83,233

Total	$4,259	$—	$6,529	$10,788	$86,612	$97,400	$(1,196)	$96,204

	As at December 31, 2012
					Related			Recorded
	Accrued			Billed	Unbilled	Total		Investment
	and			Financing	Recorded	Recorded	Related	Net of
	Current	30-89 Days	90+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$144	$202	$1,240	$1,586	$12,589	$14,175	$(1,130)	$13,045
Net financed sales receivables	1,063	670	1,267	3,000	78,214	81,214	(66)	81,148

Total	$1,207	$872	$2,507	$4,586	$90,803	$95,389	$(1,196)	$94,193

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at March 31, 2013
					Related		Recorded
	Accrued			Billed	Unbilled		Investment
	and			Financing	Recorded	Related	Past Due
	Current	30-89 Days	90+ Days	Receivables	Investment	Allowance	and Accruing
Net investment in leases	$76	$—	$29	$105	$2,496	$—	$2,601
Net financed sales receivables	788	—	1,124	1,912	18,802	—	20,714

Total	$864	$—	$1,153	$2,017	$21,298	$—	$23,315

	As at December 31, 2012
					Related		Recorded
	Accrued			Billed	Unbilled		Investment
	and			Financing	Recorded	Related	Past Due
	Current	30-89 Days	90+ Days	Receivables	Investment	Allowance	and Accruing
Net investment in leases	$11	$59	$23	$93	$1,449	$—	$1,542
Net financed sales receivables	223	382	864	1,469	16,173	—	17,642

Total	$234	$441	$887	$1,562	$17,622	$—	$19,184

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

	Impaired Financing Receivables
	For the Three Months Ended March 31, 2013
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	188	224	(66)	181	—
Recorded investment for which there is no related allowance:
Net financed sales receivables	369	31	—	372	22
Total recorded investment in impaired loans:

Net financed sales receivables	$557	$255	$(66)	$553	$22

	Impaired Financing Receivables
	For the Three Months Ended March 31, 2012
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	690	447	(443)	696	—
Total recorded investment in impaired loans:

Net financed sales receivables	$690	$447	$(443)	$696	$—

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables is as follows:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Net Investment	Net Financed	Net Investment	Net Financed
	in Leases	Sales Receivables	in Leases	Sales Receivables
Allowance for credit losses:

Beginning balance	$1,130	$66	$1,833	$316
Charge-offs	—	—	(257)	—
Provision	—	—	48	127

Ending balance	$1,130	$66	$1,624	$443

Ending balance: individually evaluated for impairment	$1,130	$66	$1,624	$443

Financing receivables:

Ending balance: individually evaluated for impairment	$14,101	$83,299	$15,786	$73,797

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

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at March 31, 2013 (the “Foreign Currency Hedges”), with settlement dates throughout 2013. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The Company currently does not hold any derivatives which are not designated as hedging instruments and therefore no gain or loss pertaining to an ineffective portion has been recognized.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value foreign exchange contracts as at:

	March 31,	December 31,
	2013	2012
Derivatives designated as hedging instruments:
Foreign exchange contracts - Forwards	$18,674	$8,069

Fair value of derivatives in foreign exchange contracts as at:

		March 31,	December 31,
	Balance Sheet Location	2013	2012
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other Assets	$36	$297
Foreign exchange contracts — Forwards	Accrued and other liabilities	(170)	—

		$(134)	$297

Derivatives in Foreign Currency Hedging relationships for the three months ended March 31:
		2013	2012
Foreign exchange contracts - Forwards	Derivative (loss) gain recognized in OCI (effective portion)	$(302)	$387

	Location of derivative gain
	(loss) reclassified from AOCI
	into income (effective portion)	2013	2012
Foreign exchange contracts - Forwards	Selling, general and administrative expenses	$130	$(49)

Non Designated Derivatives in Foreign Currency relationships for the three months ended March 31:

	Location of derivative gain	2013	2012
Foreign exchange contracts - Forwards	Selling, general and administrative expenses	$—	$1,181

(e) Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 and the FASB ASC 320, as appropriate. As at March 31, 2013, the equity method of accounting is being utilized for an investment with a carrying value of $2.9 million (December 31, 2012 — $3.1 million). For the three months ended March 31, 2013, gross revenues, cost of revenue and net loss for the investment were $3.4 million, $5.5 million and $2.2 million, respectively (2012 — $1.0 million, $3.1 million and $4.5 million, respectively). The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. The difference between the Company’s investment balance and the amount of underlying equity in net assets owned by the Company amounts to $0.7 million and relates to goodwill. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under the FASB ASC 320 and is recorded at its fair value of $1.3 million at March 31, 2013 (December 31, 2012 — $1.3 million). The total carrying value of investments in new business ventures at March 31, 2013 is $4.2 million (December 31, 2012 — $4.4 million) and is recorded in Other Assets.

IMAX CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.” The Company combines proprietary software, architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as such, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. As of March 31, 2013 there were 738 IMAX theater systems (606 commercial multiplexes, 19 commercial destinations, 113 institutional) operating in 53 countries. This compares to 643 theater systems (510 commercial multiplexes, 20 commercial destinations, 113 institutional) operating in 52 countries as of March 31, 2012.

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

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. Accordingly, one of the Company’s key short-term initiatives is the development of a next-generation laser-based digital projection system. In 2011, the Company announced the completion of a deal in which it secured certain license rights to a portfolio of intellectual property in the digital cinema field owned by the Eastman Kodak Company (“Kodak”). The transaction involves exclusive rights to technology related to laser projection as well as rights in the digital cinema field to a broader range of Kodak technology. On February 7, 2012, the Company announced an agreement with Barco N.V. (“Barco”) to co-develop a laser-based digital projection system that incorporates Kodak technology. The Company believes that these arrangements with Kodak and Barco will enable IMAX laser projectors to present greater brightness and clarity, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The Company believes that a laser projection solution, which it plans to start to roll-out in the second half of 2014, will allow IMAX’s network to show the highest quality of digital content and provide the Company the ability to illuminate the largest screens in its network, which are currently film-based.

Important factors that the Company’s Chief Executive Officer (“CEO”) Richard L. Gelfond uses in assessing the Company’s business and prospects include:

•	the signing, installation and financial performance of theater system arrangements (particularly its joint revenue sharing arrangements);

•	film performance and the securing of new film projects (particularly IMAX DMR films);

•	revenue and gross margins from the Company’s operating segments;

•	operating leverage;

•	earnings from operations as adjusted for unusual items that the Company views as non-recurring;

•	short- and long-term cash flow projections;

•	the continuing ability to invest in and improve the Company’s technology to enhance its differentiation of presentation versus other cinematic experiences; and

•	the overall execution, reliability and consumer acceptance of The IMAX Experience, related technologies and new initiatives.

The primary revenue sources for the Company can be categorized into two main groups: theater systems and films. On the theater systems side, the Company derives revenues from theater exhibitors primarily through either a sale or sales-type lease arrangement or a joint revenue sharing arrangement. Theater exhibitors also pay for associated maintenance and extended warranty services. The Company also derives a small portion of other revenues from the operation of its own theaters, the provision of aftermarket parts for its system components, and camera rentals. Film revenue is derived primarily from film studios for the provision of film production and digital re-mastering services for exhibition on IMAX theater systems around the world. The Company derives other film revenues from the distribution of certain films and the provision of post-production services.

IMAX Theater Systems: IMAX Systems (Sales and Sales-type Leases), Joint Revenue Sharing Arrangements and Theater System Maintenance

One of the Company’s principal businesses is the design, manufacture and delivery of premium theater systems (“IMAX theater systems”). The theater system equipment components (including the projection system, sound system, screen system and, if applicable, 3D glasses cleaning machine), theater design support, supervision of installation, projectionist training and the use of the IMAX brand are all elements of what the Company considers the system deliverable (the “System Deliverable”). The IMAX theater systems are based on proprietary and patented technology developed over the course of the Company’s 46-year history. The Company’s customers who purchase, lease or otherwise acquire the IMAX theater systems through joint revenue sharing arrangements are theater exhibitors that operate commercial theaters (particularly multiplexes), museums, science centers, or destination entertainment sites. The Company generally does not own IMAX theaters, but licenses the use of its trademarks along with the sale, lease or contribution of the IMAX theater system.

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

Joint Revenue Sharing Arrangements

The Company also provides IMAX theater systems to customers under joint revenue sharing arrangements, pursuant to which the Company provides the IMAX theater system in return for a portion of the customer’s IMAX box-office receipts, and in some cases concession revenues and/or a small upfront or initial payment. Pursuant to these revenue-sharing arrangements, the Company retains title to the theater system equipment components and rent payments are contingent, instead of fixed or determinable, on film performance. Joint revenue sharing arrangements generally have a 10-year initial term and are typically renewable by the customer for one or more additional terms of between 5 and 10 years. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally non-cancellable by the customer unless the Company fails to perform its obligations.

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network, which has grown by approximately 249.2% since 2008. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Since customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box office, joint revenue sharing arrangements also drive recurring cash flows and earnings for the Company. The Company funds its joint revenue sharing arrangements through cash flows from operations and the Company’s credit facility. As at March 31, 2013, the Company had 319 theaters in operation under joint revenue sharing arrangements, a 20.4% increase as compared to the 265 joint revenue sharing arrangements open as at March 31, 2012. The Company also had contracts in backlog for an additional 136 theaters under joint revenue sharing arrangements as at March 31, 2013.

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

Other Theater Revenues

The Company derives a small portion of its revenues from other sources. As at March 31, 2013 and December 31, 2012, the Company had four owned and operated theaters. In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to two theaters. The Company also rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers. Additionally, the Company generates revenues from the sale of after-market parts and 3D glasses.

Revenue from theater system arrangements is recognized at a different time from when cash is collected. See “Critical Accounting Policies” below for further discussion on the Company’s revenue recognition policies.

IMAX Theater Network

The following table outlines the breakdown of the theater network by type and geographic location as at March 31, 2013:

	2013 Theater Network Base				2012 Theater Network Base
	Commercial	Commercial			Commercial	Commercial
	Multiplex	Destination	Institutional	Total	Multiplex	Destination	Institutional	Total
United States	292	6	56	354	274	6	58	338
Canada	33	2	7	42	27	2	7	36
Greater China(1)	113	—	20	133	73	—	18	91
Asia (excluding Greater China)	52	3	7	62	42	4	7	53
Western Europe	41	7	11	59	35	7	10	52
Russia & the CIS	34	—	—	34	23	—	—	23
Latin America(2)	19	—	10	29	17	—	10	27
Rest of the World	22	1	2	25	19	1	3	23

Total	606	19	113	738	510	20	113	643

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

As of March 31, 2013, approximately 53.7% of IMAX systems in operation are located in the United States and Canada compared to 58.2% as at March 31, 2012. Approximately 20.8% of IMAX theater systems arrangements in backlog are scheduled to be installed in the United States and Canada compared to 13.4% last year. The commercial exhibitor market in the United States and Canada represents an important customer base for the Company in terms of both collections under existing arrangements and potential future theater system contracts. The Company has targeted these operators for the sale or sales-type lease of its IMAX digital projection system, as well as for joint revenue sharing arrangements. While the Company is pleased with its progress in the U.S. and Canadian exhibitor markets, there is no assurance that the Company’s progress in these markets will continue, particularly as a higher percentage of these markets are penetrated. To minimize the Company’s credit risk in this area, the Company retains title to the underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

While the Company continues to grow domestically, it believes that the majority of its future growth will come from underpenetrated, international markets. As at March 31, 2013, approximately 46.3% of IMAX systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 41.8% as at March 31, 2012. Risks associated with the Company’s international business are outlined in Risk Factors – “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2012 Form 10-K.

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at March 31:

	2013			2012
	IMAX Commercial Multiplex Theater Network			IMAX Commercial Multiplex Theater Network
	JRSA	Sale / Sales- type lease	Total	JRSA	Sale / Sales- type lease	Total
Domestic Total (United States & Canada)	214	111	325	199	102	301

International:
Greater China	56	57	113	31	42	73
Asia (excluding Greater China)	26	26	52	19	23	42
Western Europe	23	18	41	13	22	35
Russia & the CIS	—	34	34	—	23	23
Latin America	—	19	19	—	17	17
Rest of the World	—	22	22	3	16	19

International Total	105	176	281	66	143	209

Worldwide Total	319	287	606	265	245	510

As at March 31, 2013, 214 (2012 — 199) of the 319 (2012 — 265) theaters under joint revenue sharing arrangements in operation, or 67.1% (2012 — 75.1%) were located in the United States and Canada, with the remaining 105 (2012 — 66) or 32.9% of arrangements being located in international markets. The Company continues to seek to expand the number of theaters under joint revenue sharing arrangements it has in select international markets.

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

From time to time, in the normal course of its business, the Company will have customers who are unable to proceed with a theater system installation for a number of reasons, including the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the agreement with the customer is generally terminated or amended. If the agreement is terminated, one the Company and the customer are released from all their future obligations under the agreement, all or a portion of the initial rents or fees that the customer previously made to the Company are recognized as revenue.

The Company’s sales backlog is as follows:

	March 31, 2013			March 31, 2012
	Number of		Dollar Value	Number of		Dollar Value
	Systems		(in thousands)	Systems		(in thousands)
Sales and sale-type lease arrangements	147	(1)(2)	$176,421	145	(1)	$186,934
Joint revenue sharing arrangements	136		32,690	116		20,251

	283	(3)	$209,111	261	(3)	$207,185

(1)	Includes 8 upgrades from film-based IMAX theater systems to an IMAX digital or laser theater system as at March 31, 2013 (2012 – 1).
(2)	Includes 4 short-term digital upgrades, for large film-based theaters, and one new signing, which will ultimately be upgraded to a Laser projection system when available.
(3)	Reflects the minimum number of theater systems arising from signed contracts in backlog.

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at March 31:

	2013					2012
	JRSA	Sale / Lease		Total		JRSA	Sale / Lease		Total
Domestic Total (United States & Canada)	39	20		59		24	11		35

International:
Greater China	78	39		117		80	49		129
Asia (excluding Greater China)	14	26		40		9	21		30
Western Europe	5	1		6		3	—		3
Russia & the CIS	—	22		22		—	23		23
Latin America	—	34		34		—	36		36
Rest of the World	—	5		5		—	5		5

International Total	97	127		224		92	134		226

Worldwide Total	136	147	(1)	283	(1)	116	145	(2)	261	(2)

(1)	Includes 12 upgrades from a film-based theater system to a digital theater system in an existing IMAX theater location (including 5 laser-based systems in commercial theaters and 2 laser-based systems in institutional theaters).
(2)	Includes 1 upgrade from a film-based theater system to a digital theater system in an existing IMAX theater location.

The Company believes that over time its commercial multiplex theater network could grow to approximately 1,700 IMAX theaters worldwide from 606 commercial multiplex IMAX theaters operating as of March 31, 2013 and expects the majority of its future growth to come from underpenetrated, international markets. Approximately 79.2% of IMAX theater system arrangements in backlog as at March 31, 2013 are scheduled to be installed within international markets. Of the Company’s 17 new theater signings in the first quarter of 2013, 82.3% were signings for theaters in international markets.

	For the Three Months Ended March 31,
	2013		2012
Theater System Signings:
Full new sales and sale-type lease arrangements	14	(1)	18
New joint revenue sharing arrangements	3		5

Total new theaters	17		23
Upgrades of IMAX theater systems	8	(2)(3)	—

Total theater signings	25		23

	For the Three Months Ended March 31,
	2013		2012
Theater System Installations:
Full new sales and sale-type lease arrangements	6		8
New joint revenue sharing arrangements	4		8

Total new theaters	10		16
Upgrades of IMAX theater systems	7	(2)	10

Total theater installations	17		26

(1)	Includes one signing which replaced a theater under an existing arrangement in backlog.
(2)	Includes upgrades to xenon-based digital systems under short-term operating lease arrangements (2 signings, 2 installations).
(3)	Includes installation of laser-based digital systems in existing theater locations (2 signings).

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

Films: Digital Re-Mastering (IMAX DMR) and other film revenue

Digital Re-Mastering (IMAX DMR)

In 2002, the Company developed a proprietary technology to digitally re-master Hollywood films into IMAX digital cinema package format or 15/70-format film for exhibition in IMAX theaters at a modest cost that is incurred by the Company. This system, known as IMAX DMR, digitally enhances the image resolution of motion picture films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. This technology enabled the IMAX theater network to release Hollywood films simultaneously with their broader domestic release. The development of this technology was critical in helping the Company execute its strategy of expanding its commercial theater network by establishing IMAX theaters as a key, premium distribution platform for Hollywood films. In a typical IMAX DMR film arrangement, the Company will receive a percentage of net box-office receipts of any commercial films released in the IMAX network, which is generally 10-15%, from a film studio for the conversion of the film to the IMAX DMR format and access to its premium distribution platform.

The Company believes that its international expansion is an important driver of future growth for the Company. In fact, during the quarter ended March 31, 2013, 59.5% of the Company’s gross box-office from DMR films was generated in international markets, as compared to 47.2% in the quarter ended March 31, 2012. To support growth in international markets, the Company has sought to bolster its international film slate through local language IMAX DMR releases in select international markets, as well as early international releases. During 2012, five local language IMAX DMR films were released, including one French film, Houba! On the Trail of the Marsupilami: The IMAX Experience and four Chinese IMAX DMR titles: Tai Chi 0: An IMAX 3D Experience, Tai Chi Hero: An IMAX 3D Experience, Back to 1942: The IMAX Experience and CZ12: The IMAX Experience. In 2013, additional Chinese IMAX DMR films are expected to be released to IMAX theaters, including the recent releases of The Grandmaster: The IMAX Experience and Journey to the West: Conquering the Demons: An IMAX 3D Experience. Also in 2013, Dragon Ball Z: Battle of the Gods: An IMAX 3D Experience, a Japanese IMAX DMR film, Stalingrad: An IMAX 3D Experience, a Russian IMAX DMR film and Dhoom 3: The IMAX Experience, an Indian IMAX DMR film will be released to IMAX theaters. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX network in 2013 and beyond. Supplementing the Company’s film slate of Hollywood DMR titles with appealing local DMR titles is an important component of the Company’s international film strategy.

IMAX films benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have increasingly sought IMAX-specific enhancements to generate interest in and excitement for their films. Such enhancements include shooting selected scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by shooting the film in a larger aspect ratio so that more of the film’s image is visible in IMAX theaters than in conventional theaters. Filmmaker Christopher Nolan used IMAX cameras to film over one hour of The Dark Knight Rises: The IMAX Experience, released in July 2012. Two of the films announced to date for 2013, Star Trek Into Darkness: An IMAX 3D Experience and The Hunger Games: Catching Fire: The IMAX Experience, will feature select sequences shot with IMAX cameras. Several movies in 2012 featured footage taking advantage of the larger projected IMAX aspect ratio, including Prometheus: An IMAX 3D Experience, The Amazing Spider-Man: An IMAX 3D Experience and Skyfall: The IMAX Experience. The Company seeks to differentiate its films not only through enhanced content, but through other means as well. For example, on November 8, 2012, Skyfall: The IMAX Experience was released to IMAX theaters in North America one day earlier than its wide release to conventional theaters. The Company believes that this early release strategy helps make the release of the IMAX film an event, which can help increase audience excitement and enthusiasm for a film.

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

In addition to the 9 DMR films released to the IMAX theater network during the first three months of 2013, 19 additional DMR films are scheduled to be released to its theater network during the remaining nine months of 2013:

•	Oblivion: The IMAX Experience (Universal Pictures, April 2013);

•	Jurassic Park: An IMAX 3D Experience (Universal Pictures, April 2013);

•	Iron Man 3: An IMAX 3D Experience (Walt Disney Pictures, May 2013);

•	Star Trek: Into Darkness: An IMAX 3D Experience (Paramount Pictures, May 2013);

•	Fast & Furious 6: The IMAX Experience (Universal Pictures, May 2013, select international markets);

•	After Earth: The IMAX Experience (Sony Pictures, May 2013);

•	Man of Steel: The IMAX Experience (Warner Bros., June 2013);

•	Despicable Me 2: An IMAX 3D Experience (Universal Pictures, July 2013, select international markets);

•	Pacific Rim: An IMAX 3D Experience (Warner Bros., July 2013);

•	300: Rise of an Empire: An IMAX 3D Experience (Warner Bros., August 2013);

•	Riddick Sequel: The IMAX Experience (Universal Pictures, September 2013);

•	Metallica Through the Never: An IMAX 3D Experience (Picturehouse, September 2013);

•	Gravity: An IMAX 3D Experience (Warner Bros., October 2013);

•	Stalingrad: An IMAX 3D Experience (AR Films, October 2013, Russia and the CIS only);

•	Seventh Son: An IMAX 3D Experience (Warner Bros., October 2013);

•	Ender’s Game: The IMAX Experience (Lionsgate, November 2013);

•	The Hunger Games: Catching Fire: The IMAX Experience (Lionsgate, November 2013);

•	The Hobbit: The Desolation of Smaug: An IMAX 3D Experience (Warner Bros., December 2013); and

•	Dhoom 3: The IMAX Experience (Yash Raj Films, 2013, India only).

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate, and ultimately expects a similar number of IMAX DMR films to be released to the IMAX network in 2013 as were released in 2012.

Other Film Revenues: Film Distribution and Post-Production

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

CRITICAL ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to selling prices associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; provisions for inventory obsolescence; ultimate revenues for film assets; impairment provisions for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post retirement assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historic experience, future expectations and other assumptions that are believed to be reasonable at the date of the consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in note 2 to its audited consolidated financial statements in Item 8 of the Company’s 2012 Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

The Company considers the following significant estimates, assumptions and judgments to have the most significant effect on its results:

Revenue Recognition

The Company generates revenue from various sources as follows:

•

design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 53 countries as at March 31, 2013;

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

In addition, the Company could agree with customers to convert their obligations for other theater system configurations that have not yet been installed to arrangements to acquire or lease the IMAX digital theater system. The Company considers these situations to be a termination of the previous arrangement and origination of a new arrangement for the IMAX digital theater system. For all arrangements entered into or modified prior to the date of adoption of the amended FASB ASC 605-25, the Company continues to defer an amount of any initial fees received from the customer such that the aggregate of the fees deferred and the net present value of the future fixed initial and ongoing payments to be received from the customer equals the selling price of the IMAX digital theater system to be leased or acquired by the customer. Any residual portion of the initial fees received from the customer for the terminated theater system is recorded in Other revenues at the time when the obligation for the original theater system is terminated and the new theater system arrangement is signed. Under the amended FASB ASC 605-25, as described in note 2(m) in Item 8 of the Company’s 2012 Form 10-K, for all arrangements entered into or materially modified after the date of adoption, the total arrangement consideration to be received is allocated on a relative selling price basis to the digital upgrade and the termination of the previous theater system. The arrangement consideration allocated to the termination of the existing arrangement is recorded in Other revenues at the time when the obligation for the original theater system is terminated and the new theater system arrangement is signed.

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

Foreign Currency Translation

Monetary assets and liabilities of the Company’s operations which are denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the end of the period. Non-monetary items are translated at historical exchange rates. Revenue and expense transactions are translated at exchange rates prevalent at the transaction date. In the first quarter of 2013, the Company determined that the functional currency of one of its wholly-owned subsidiaries had changed from the Company’s reporting currency to the currency of the nation in which it domiciled. The adjustment attributable to current-rate translation of non-monetary assets as of the date of the change shall be reported in other comprehensive income (“OCI”). The functional currency of its other wholly-owned subsidiaries continues to be the United States dollar. Such exchange gains and losses are included in the determination of earnings in the period in which they arise.

Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in OCI and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations.

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

The discount rate used is a key assumption in the determination of the pension benefit obligation and expense. A 1.0% change in the discount rate used could result in a $2.3 million — $2.7 million increase or decrease in the pension benefit obligation with a corresponding benefit or charge recognized in other comprehensive income in the year. A one year delay in Mr. Gelfond’s retirement date would increase the discount rate by 0.3% and would result in a $0.4 million reduction in the pension benefit obligation.

Deferred Tax Asset Valuation

As at March 31, 2013, the Company had net deferred income tax assets of $35.7 million. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operating results, projected future operating results, reversing temporary differences, contracted sales backlog at March 31, 2013, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies.

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

Impact of Recently Issued Accounting Pronouncements

See note 2 to the accompanying interim condensed consolidated financial statements in Item 1 for information regarding recent changes in accounting policies and the impact of recently issued accounting pronouncements impacting the Company.

Non-GAAP Financial Measures

In this report, the Company presents adjusted net income and adjusted net income per diluted share as supplemental measures of performance of the Company, which are not recognized under U.S. GAAP. The Company presents adjusted net income and adjusted net income per diluted share because it believes that they are important supplemental measures of its comparable controllable operating performance and it wants to ensure that its investors fully understand the impact of its stock-based compensation (net of any related tax impact) on its net income. The Company has revised its definition of adjusted net income and adjusted earnings per diluted share in the third quarter of 2012. Comparative numbers have been adjusted to conform to the current year presentation. The Company presents gross margin from its joint revenue sharing arrangements segment excluding initial launch costs because it believes that it is an important supplemental measure used by management to evaluate ongoing joint revenue sharing arrangement theater performance. Management uses these measures to review operating performance on a comparable basis from period to period. However, these non-GAAP measures may not be comparable to similarly titled amounts reported by other companies. Adjusted net income and adjusted net income per diluted share should be considered in addition to, and not as a substitute for, net income and other measures of financial performance reported in accordance with U.S. GAAP.

RESULTS OF OPERATIONS

The Company’s Chief Operating Decision Maker (“CODM”), as defined in the Segment Reporting Topic of the FASB ASC, assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), write-downs net of recoveries, interest income, interest expense and tax (provision) recovery are not allocated to the segments. As identified in note 15 to the accompanying condensed consolidated financial statements in Item 1, the Company has the following seven reportable segments identified by category of product sold or service provided:

•	IMAX Theater Systems

•	The IMAX systems segment, which is comprised of the design, manufacture, sale or lease of IMAX theater projection system equipment.

•	The theater system maintenance segment, which consists of the maintenance of IMAX theater projection system equipment in the IMAX theater network.

•

The joint revenue sharing arrangements segment, which is comprised of the provision of IMAX theater projection system equipment to an exhibitor in exchange for a certain percentage of box-office receipts, and in some cases, concession revenue and a small upfront or initial payment.

•	The other segment, which includes certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items.

•	Film

•	The film production and IMAX DMR segment, which is comprised of the production of films and performance of film re-mastering services.

•	The film distribution segment, which includes the distribution of films for which the Company has distribution rights.

•	The film post-production segment, which includes the provision of film post-production and film print services.

The Company’s Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations has been organized by the Company into two primary reporting groups – IMAX systems and Film. Each of the Company’s reportable segments, as identified above, have been classified into one of these broader reporting groups for purposes of MD&A discussion. The Company believes that this approach is consistent with management’s view of the business and is not expected to have an impact on the readers’ ability to understand the Company’s business. Management feels that a discussion and analysis based on its reporting groups is significantly more relevant as the Company’s consolidated statements of operations captions combine results from several segments.

Three Months Ended March 31, 2013 Versus Three Months Ended March 31, 2012

The Company reported net income of $2.9 million or $0.04 per basic and diluted share for the first quarter of 2013, as compared to net income of $2.5 million or $0.04 per basic and diluted share for the first quarter of 2012. Net income for the first quarter of 2013 includes a $2.8 million charge, or $0.04 per diluted share, for stock-based compensation (2012 - $3.8 million or $0.05 per diluted share). Adjusted net income, which consists of net income excluding stock-based compensation expense and the related tax benefit, was $5.6 million, or $0.08 per diluted share, in the first quarter of 2013, as compared to adjusted net income of $6.1 million, or $0.09 per diluted share, for the first quarter of 2012. A reconciliation of net income, the most directly comparable U.S. GAAP measure, to adjusted net income and adjusted net income per diluted share is presented in the table below:

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$2,861	$0.04	$2,509	$0.04
Adjustments:
Stock-based compensation	2,808	0.04	3,802	0.05
Tax benefit of items listed above	(105)	—	(200)	—

Adjusted net income	$5,564	$0.08	$6,111	$0.09

Weighted average diluted shares outstanding		68,690		68,158

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
(In thousands of US dollars)	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
IMAX Theater Systems
IMAX Systems
Sales and sales-type leases(1)	$9,796	$12,865	$5,284	$4,650
Ongoing rent, fees, and finance income(2)	2,942	2,793	2,907	2,762
Other	1,983	2,340	(349)	(457)

	14,721	17,998	7,842	6,955

Theater System Maintenance	7,789	6,847	3,054	2,726

Joint Revenue Sharing Arrangements	9,376	11,698	6,159	7,937

Film
Production and IMAX DMR	14,355	13,838	9,213	7,930
Film distribution and post-production	3,628	5,215	(229)	1,313

	17,983	19,053	8,984	9,243

	$49,869	$55,596	$26,039	$26,861

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the first quarter of 2013 decreased by 10.3% to $49.9 million from $55.6 million in the same period last year, due in large part to decreases in revenue from the Company’s IMAX systems and joint revenue sharing arrangement segments. The gross margin across all segments in the first quarter of 2013 was $26.0 million, or 52.2% of total revenue, compared to $26.9 million, or 48.3% of total revenue in the first quarter of 2012. The increase in gross margin is attributable to improved operating leverage and continued theater network growth.

IMAX Systems

IMAX systems revenue decreased 18.2% to $14.7 million in the first quarter of 2013, as compared to $18.0 million in the first quarter of 2012, resulting primarily from the installation of fewer systems under sales or sales-type leases versus the prior-year period.

Revenue from sales and sales-type leases decreased 23.9% to $9.8 million in the first quarter of 2013 from $12.9 million in the first quarter of 2012. The Company recognized revenue on 6 full, new theater systems which qualified as either sales or sales-type leases in the first quarter of 2013, with a total value of $7.7 million, as compared to 8 full, new theater systems in the first quarter of 2012, with a total value of $9.3 million. There were 2 digital upgrades with a value of $1.5 million recognized in the first quarter of 2013, as compared to 8 digital upgrades and one 3D GT upgrade (from a 2D GT system) in the first quarter of 2012, with a total value of $3.1 million. Digital upgrades typically have lower sales prices and gross margin than full theater system installations. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers. There were no used system recognitions in three months ended March 31, 2013 and 2012.

Average revenue per full, new sales and sales-type lease system was $1.3 million for the three months ended March 31, 2013, as compared to $1.2 million for the three months ended March 31, 2012. Average revenue per upgrade was $0.7 million for the three months ended March 31, 2013, as compared to $0.3 million during the three months ended March 31, 2012.

The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangement (see discussion below) installations by theater system configuration for the first quarter of 2013 and 2012 is outlined in the table below:

	Three Months
	Ended March 31,
	2013		2012
Sales and Sales-type lease systems - installed and recognized
IMAX 3D GT	—		1
IMAX digital	6		8

Total new theater systems	6		9
IMAX digital upgrades	4	(1)	8

	10		17
IMAX digital upgrades - installed and deferred	3		1

Total Sales and sales-type leases installed	13		18

Joint revenue sharing arrangements - installed and operating
New IMAX digital theater systems	4		8

	17		26

(1)	Includes 2 upgrades to xenon-based digital systems under short-term operating lease arrangements.

Settlement revenue was $0.4 million and $nil for the three months ended March 31, 2013 and 2012, respectively.

IMAX theater systems gross margin from full, new sales and sale-type leases, excluding the impact of settlements and asset impairment charges was, 63.5% in the first quarter of 2013 versus 60.7% in the first quarter of 2012. Gross margin from digital upgrades was $0.8 million in the first quarter of 2013, as compared to $nil in the first quarter of 2012. There were no used systems installed during the first quarter of 2013 and 2012. In addition, in the first quarter of 2012, the Company incurred a charge of $0.7 million for equipment to enable certain theaters to elect to exhibit films such as The Dark Knight Rises in either digital or analog format.

Ongoing rent revenue and finance income was $2.9 million in the first quarter of 2013 compared to $2.8 million in the first quarter of 2012. Gross margin for ongoing rent and finance income increased to $2.9 million in comparison to $2.8 million in the first quarter of 2013 and 2012, respectively. Contingent fees included in this caption amounted to $0.4 million in the three months ended March 31, 2013 and 2012, respectively.

Other revenue decreased to $2.0 million in the first quarter of 2013 compared to $2.3 million in the same period in 2012, due to a decrease in after-market sales. Other revenue primarily includes revenue generated from the Company’s theater operations, camera and rental business, after-market sales of projection system parts and 3D glasses.

The gross margin from other revenue was a loss of $0.3 million in the first quarter of 2013 as compared to a loss of $0.5 million in the first quarter of 2012.

Theater System Maintenance

Theater system maintenance revenue increased 13.8% to $7.8 million during the first quarter of 2013 as compared to $6.8 million in the first quarter of 2012. Theater system maintenance gross margin increased $0.4 million to $3.1 million in the first quarter of 2013 as compared to $2.7 million in the prior year comparative period. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins can vary depending on the mix of theater system configurations in the theater network and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenue from joint revenue sharing arrangements decreased 19.8% to $9.4 million in the first quarter of 2013 compared to $11.7 million in the first quarter of 2012. The Company ended the first quarter of 2013 with 319 theaters operating under joint revenue sharing arrangements, as compared to 265 theaters at the end of the first quarter of 2012. The decrease in revenues from joint revenue sharing arrangements was largely due to weaker film performance offset slightly by a larger joint revenue sharing theater network as compared to prior year comparative period. During the quarter, the Company installed 4 full, new theaters under joint revenue sharing arrangements, as compared to 8 in prior year comparative period.

The gross margin from joint revenue sharing arrangements in the first quarter of 2013 decreased 22.4% to $6.2 million, as compared to $7.9 million in the first quarter of 2012. Included in the calculation of first quarter gross margin were certain advertising, marketing and selling expenses primarily associated with new theater launches of $0.2 million, as compared to $0.4 million incurred in the prior year period. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses from both periods, was $6.4 million in the first quarter of 2013, as compared to $8.3 million in the first quarter of 2012. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

	Three Months Ended March 31,
	2013	2012
Gross margin from joint revenue sharing arrangements	$6,159	$7,937
Add:
Advertising, marketing and selling expenses	197	355

Adjusted gross margin from joint revenue sharing arrangements	$6,356	$8,292

Film

Revenues from the Company’s film segments decreased 5.6% to $18.0 million in the first quarter of 2013 from $19.1 million in the first quarter of 2012, largely due to lower film distribution and post-production revenues partially offset by higher film production and IMAX DMR revenues. Film production and IMAX DMR revenues increased 3.7% to $14.4 million in the first quarter of 2013 from $13.8 million in the first quarter of 2012. The increase in film production and IMAX DMR revenues was largely due to continued network growth. Gross box office generated by IMAX DMR films increased 5.8% to $128.7 million for the first quarter of 2013 from $121.7 million for the first quarter of 2012. Gross box office per screen for the three months ended March 31, 2013 averaged $212,900 in comparison to $247,600 in the comparable period last year. In the first quarter of 2013, gross box office was generated primarily by the exhibition of 14 films (listed below), as compared to 10 films primarily exhibited during the first quarter of 2012:

Three Months Ended March 31, 2013 – Films Exhibited	Three Months Ended March 31, 2012 – Films Exhibited
Skyfall: The IMAX Experience	Happy Feet Two: An IMAX 3D Experience
Life of Pi: An IMAX 3D Experience	Mission: Impossible – Ghost Protocol: The IMAX Experience
CZ12: An IMAX 3D Experience	The Adventures of Tintin: Secret of the Unicorn: An IMAX
The Hobbit: An Unexpected Journey: An IMAX 3D Experience	3D Experience
Les Misérables: The IMAX Experience	Flying Swords of Dragons Gate: An IMAX 3D Experience
The Grandmaster: The IMAX Experience	Underworld: Awakening: An IMAX 3D Experience
Hansel & Gretel: Witch Hunters: An IMAX 3D Experience	Journey 2: The Mysterious Island: An IMAX 3D Experience
Journey to the West: Conquering the Demons: An IMAX 3D	The Lorax: An IMAX 3D Experience
Experience	John Carter: An IMAX 3D Experience
Top Gun: An IMAX 3D Experience	The Hunger Games: The IMAX Experience
A Good Day to Die Hard: The IMAX Experience	Wrath of the Titans: An IMAX 3D Experience
Jack the Giant Slayer: An IMAX 3D Experience
Oz: The Great and Powerful: An IMAX 3D Experience
G.I. Joe: Retaliation: An IMAX 3D Experience
Dragon Ball Z: Battle of the Gods: An IMAX 3D Experience

Other revenues attributable to the film segment decreased to $3.6 million in the first quarter of 2013 from $5.2 million in the first quarter of 2012 due to overall weaker film performance of IMAX original films and a decrease in post-production third party business.

The Company’s gross margin from its film segments in the first quarter of 2013 increased to $9.0 million from $9.2 million in the first quarter of 2012. Film production and IMAX DMR gross margin increased to $9.2 million in the first quarter of 2013 from $7.9 million in the first quarter of 2012, primarily due to continued network growth. Other gross margin attributable to the film segment for the first quarter of 2013 was a loss of $0.2 million as compared to $1.3 million in the prior year comparative period due to overall weaker film performance and a decrease in post-production third party business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $17.3 million in the first quarter of 2013, as compared to $19.1 million in the first quarter of 2012. The $1.8 million decrease experienced from the prior year comparative period was largely the result of the following:

•	a $2.2 million decrease resulting from a gain on the curtailment of Canadian postretirement benefits;

•	a $1.0 million decrease in the Company’s stock-based compensation; and

•	a $0.1 million decrease in legal, professional and other general corporate expenditures.

These decreases were offset by:

•

a $0.2 million increase in staff-related and compensation costs commensurate with increased business activity, including an increase in salaries and benefits of $0.6 million and due to an increase in staffing and normal merit increases, offset by a decrease of $0.4 million in travel and entertainment costs; and

•

a $1.4 million increase due to a change in foreign exchange rates. During the first quarter ended March 31, 2013, the Company recorded a foreign exchange loss of less than $0.1 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign currency forward contracts as compared to a gain of $1.4 million recorded in the prior year comparative period.

Research and Development

Research and development expenses were $3.6 million in the first quarter of 2013 compared to $2.6 million in the first quarter of 2012 and are primarily attributable to the development of the Company’s new laser-based digital projection system. The Company is developing its next-generation laser projector, which is expected to provide greater brightness and clarity, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers.

A high level of research and development is expected to continue throughout 2013 as the Company continues its efforts to develop its next-generation laser-based projection system. In addition, the Company plans to continue to fund research and development activity in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing and manufacturing more IMAX cameras, enhancing the Company’s 2D and 3D image quality, expanding the applicability of the Company’s digital technology, developing IMAX theater systems’ capabilities in both home and live entertainment and further enhancing the IMAX theater and sound system design through the addition of more channels, improvements to the Company’s proprietary tuning system and mastering processes.

Receivable Provisions, Net of Recoveries

The Company did not record any receivable provisions net of recoveries for accounts receivable and financing receivables in the first quarter of 2013 as compared to a net provision of $0.5 million in the first quarter of 2012.

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

Interest Income and Expense

Interest income was less than $0.1 million in the first quarter of 2013, which was consistent with the first quarter of 2012.

Interest expense was $0.3 million in the first quarter of 2013, as compared to $0.5 million in the first quarter of 2012. Included in interest expense is the amortization of deferred finance costs of $0.1 million and less than $0.1 million in the first quarter of 2013 and 2012, respectively. The Company’s policy is to defer and amortize, over the life of the debt instrument, all the costs relating to debt financing which are paid directly to the debt provider.

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

There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence, including projected future earnings. As at March 31, 2013, the Company had a gross deferred income tax asset of $41.8 million, against which the Company is carrying a $6.1 million valuation allowance. For the three months ended March 31, 2013, the Company recorded an income tax provision of $1.2 million, of which a provision of $0.1 million was related to an increase in unrecognized tax benefits.

The Company anticipates utilizing the majority of its currently-available tax attributes over the next two years.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 “Investments – Equity Method and Joint Ventures” (“ASC 323”). At March 31, 2013, the equity method of accounting is being utilized for an investment with a carrying value of $2.9 million (December 31, 2012 - $3.1 million). For the three months ended March 31, 2013, gross revenues, cost of revenue and net loss for the investment were $3.4 million, $5.5 million and $2.2 million, respectively (2012 – $1.0 million, $3.1 million, and $4.5 million, respectively). The Company has recorded its proportionate share of the net loss which amounted to $0.2 million for the first quarter of 2013 and a net loss of $0.5 million in the first quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

On February 7, 2013, the Company amended and restated the terms of its existing senior secured credit facility (the “Prior Credit Facility”). The amended and restated facility (the “Credit Facility”), with a scheduled maturity of February 7, 2018, has a maximum borrowing capacity of $200.0 million. The Prior Credit Facility had a maximum borrowing capacity of $110.0 million. Certain of the Company’s subsidiaries serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility. The Credit Facility is collateralized by a first priority security interest in substantially all of the present and future assets of the Company and the Guarantors.

The Company’s indebtedness under the Credit Facility includes the following:

	March 31,	December 31,
	2013	2012
Revolving Loan	$18,000	$11,000

Total amounts drawn and available under the Credit Facility at March 31, 2013 were $18.0 million and $182.0 million, respectively (December 31, 2012 – $11.0 million and $99.0 million, respectively).

The terms of the Credit Facility are set forth in the Third Amended and Restated Credit Agreement (the “Credit Agreement”), dated February 7, 2013, among the Company, the Guarantors, the lenders named therein, Wells Fargo Bank, National Association (“Wells Fargo”), as agent and issuing lender (Wells Fargo, together with the lenders named therein, the “Lenders”) and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner and in various collateral and security documents entered into by the Company and the Guarantors. Each of the Guarantors has also entered into a guarantee in respect of the Company’s obligations under the Credit Facility.

The Credit Facility permits the Company to undertake up to $150.0 million in stock buybacks and dividends, provided certain covenants in the Credit Agreement are maintained. In the event that the Company undertakes stock buybacks or makes dividend payments, any amounts outstanding under the revolving portion of the Credit Facility up to the first $75.0 million of any such stock buybacks and dividend payments will be converted to a term loan.

The amounts outstanding under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin of (a) 1.50%, 1.75% or 2.00% depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement) per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. In addition, the Company is obligated to pay a Commitment Fee (as defined in the Credit Agreement) per annum of between 0.25% and 0.50% of the unused portion of the Credit Facility, depending on the Company’s Total Leverage Ratio. Term loans, if any, under the Credit Facility must be repaid under a 5-year straight line amortization, with a balloon payment due at maturity. The Company is required to provide an interest rate hedge for 50% of any term loans outstanding. Under the Credit Facility, the effective interest rate for the three months ended March 31, 2013 for the revolving loan was 2.66%. Under the Prior Credit Facility, the effective interest rate for the three months ended March 31, 2012 was 2.51%.

The Credit Facility provides that the Company will be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1.0. The Company will also be required to maintain minimum EBITDA (as defined in the Credit Agreement) of $70.0 million between closing and September 30, 2013, which requirement increases to $80.0 million on December 31, 2013, $90.0 million on December 31, 2014, and $100.0 million on December 31, 2015. The Company must also maintain a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 2.5:1.0 between closing and September 30, 2013, which requirement decreases to (i) 2.25:1.0 on December 31, 2013; (ii) 2.00:1:0 on December 31, 2014; and (iii) 1.75:1.0 on December 31, 2015. The ratio of total debt to EBITDA was 0.17:1 as at March 31, 2013, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $18.0 million. EBITDA is calculated as follows:

	For the	For the
	3 months ended	12 months ended
	March 31, 2013	March 31, 2013(1)
EBITDA per Credit Facility:
(In thousands of U.S. Dollars)
Net income	$2,861	$41,689
Add:
Loss from equity accounted investments	220	1,123
Provision for income taxes	1,152	15,265
Interest expense, net of interest income	331	433
Depreciation and amortization, including film asset amortization	8,493	33,686
Write-downs net of recoveries including asset impairments and receivable provisions	—	1,126
Stock and other non-cash compensation	3,000	13,132
Gain on curtailment of postretirement benefits	(2,185)	(2,185)

	$13,872	$104,269

(1)	Ratio of total debt calculated using twelve months ended EBITDA

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

Letters of Credit and Other Commitments

As at March 31, 2013, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2012 — $nil), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at March 31, 2013, the Company had letters of credit and advance payment guarantees outstanding of $0.5 million under the Bank of Montreal Facility as compared to $0.9 million as at December 31, 2012.

Cash and Cash Equivalents

As at March 31, 2013, the Company’s principal sources of liquidity included cash and cash equivalents of $15.2 million, the Credit Facility, anticipated collection from trade accounts receivable of $48.4 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $15.4 million and payments expected in the next 12 months on existing backlog deals. As at March 31, 2013, the Company had drawn down $18.0 million on the Credit Facility (with remaining availability of $182.0 million). There were $nil letters of credit and advance payment guarantees outstanding under the Credit Facility and $0.5 million under the Bank of Montreal Facility.

During the three months ended March 31, 2013, the Company’s operations used cash of $1.0 million and the Company used cash of $12.8 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements, to purchase other intangible assets, including costs to develop the Company’s new ERP system, and to purchase property, plant, and equipment. Based on management’s current operating plan for 2013, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements and to fund DMR agreements with studios. Cash flows from joint revenue sharing arrangements are derived from the theater box office and concession revenues and the Company invested directly in the roll out of 4 new theater systems under joint revenue sharing arrangements during the three months ended March 31, 2013.

The Company believes that cash flow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to existing joint revenue sharing arrangements for the next 12 months.

The Company’s operating cash flow will be adversely affected if management’s projections of future signings for theater systems and film performance, theater installations and film productions are not realized. In addition, as a result of the implementation of the Company’s new ERP system certain invoicing and collections were delayed during the quarter. The Company has identified and enacted the steps necessary to correct these delays and anticipates that the impact will be substantially resolved in the second quarter. The Company believes the unbilled amounts are fully collectible. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2012 Form 10-K), there is no guarantee that the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

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

Cash used in operating activities amounted to $1.0 million for the three months ended March 31, 2013. Changes in other non-cash operating assets as compared to December 31, 2012 include: an increase of $2.0 million in financing receivables; an increase of $6.4 million in accounts receivable; an increase of $1.6 million in inventories; an increase of $0.9 million in prepaid expenses; and an increase of $0.4 million in other assets. Changes in other operating liabilities as compared to December 31, 2012 include: an increase in deferred revenue of $2.4 million related to backlog payments received in the current period, offset by amounts relieved from deferred revenue related to theater system installations; an increase in accounts payable of $2.2 million; and a decrease of $4.0 million in accrued liabilities including payments of $1.0 million for variable stock-based compensation expense.

Included in accrued liabilities at March 31, 2013 was $20.4 million in respect of accrued pension obligations.

Investing Activities

Net cash used in investing activities amounted to $12.8 million in the three months ended March 31, 2013, which includes an investment in joint revenue sharing equipment of $8.7 million, purchases of $3.3 million in property, plant and equipment and an increase in other intangible assets of $0.8 million.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2013 amounted to $7.6 million, primarily due to the net increase of bank indebtedness of $7.0 million, as compared to $3.4 million for three months ended March 31, 2012.

Capital Expenditures

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, other intangible assets and investments in film assets were $16.7 million for the three months ended March 31, 2013 as compared to $14.0 million for the three months ended March 31, 2012.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
	Total
(In thousands of U.S. Dollars)	Obligations	2013	2014	2015	2016	2017	Thereafter
Pension obligations (1)	$21,058	$—	$21,058	$—	$—	$—	$—
Credit Facility(2)	18,000	—	—	—	—	—	18,000
Operating lease obligations (3)	13,744	5,314	5,378	1,217	511	511	813
Purchase obligations (4)	13,198	13,039	159	—	—	—	—
Postretirement benefits obligations (5)	2,483	59	76	102	122	140	1,984
Capital lease obligations (6)	14	14	—	—	—	—	—

	$68,497	$18,426	$26,671	$1,319	$633	$651	$20,797

(1)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2013), although Mr. Gelfond has not informed the Company that he intends to retire at that time.
(2)	Interest on the Credit Facility is payable monthly in arrears based on the applicable variable rate and is not included above.
(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s properties in New York and Santa Monica, and at the various owned and operated theaters.
(4)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
(5)	In February 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company’s postretirement liability was reduced by $2.6 million, resulting in a pre-tax curtailment gain in the first quarter of 2013 of $2.2 million.
(6)	The Company’s total minimum annual payments to be made under capital leases, mostly consisting of payments for IT hardware and various other fixed assets.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan (the “SERP”) covering Messrs. Gelfond and Wechsler. As at March 31, 2013, the Company had an unfunded and accrued projected benefit obligation of approximately $20.4 million (December 31, 2012 — $20.4 million) in respect of the SERP.

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

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at March 31, 2013, the Company had an unfunded benefit obligation of $2.0 million (December 31, 2012 — $4.6 million). In February 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company’s postretirement liability was reduced by $2.6 million, resulting in a pre-tax curtailment gain in the first quarter of 2013 of $2.2 million. See note 4 to the audited consolidated financial statements in Item 8 of the Company’s 2012 Form 10-K for additional details.

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at March 31, 2013, the Company had an unfunded benefit obligation of $0.5 million (December 31, 2012 — $0.5 million).

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

For the three months ended March 31, 2013, the Company recorded a foreign exchange loss of less than $0.1 million, as compared to a foreign exchange gain of $1.4 million for the three months ended March 31, 2012, respectively, associated with the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies with settlement dates throughout 2013. In addition, at March 31, 2013, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered foreign currency hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statement of operations. The notional value of foreign currency hedging instruments was $18.7 million as at March 31, 2013 (December 31, 2012 — $8.1 million). A loss of $0.3 million was recorded to Other Comprehensive Income with respect to the depreciation/appreciation in the value of these contracts in the three months ended March 31, 2013 (2012 — gain of $0.4 million). A gain of $0.1 million for the three months ended March 31, 2013 (2012 — loss of less than $0.1 million) was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses. The notional value of forward contracts that do not qualify for hedge accounting at March 31, 2013 was $nil (December 31, 2012 — $nil).

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At March 31, 2013, the Company’s net investment in leases and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros was $2.0 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2013, the potential change in the fair value of foreign currency-denominated net investment in leases and working capital items would have been $0.2 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at March 31, 2013, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at March 31, 2013, the Company borrowings under the Credit Facility were $18.0 million (December 31, 2012 — $11.0 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in LIBOR. The Company had variable rate debt instruments representing approximately 10.5% and 6.5% of its total liabilities as at March 31, 2013 and December 31, 2012, respectively. If interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately less than $0.1 million and interest income from cash would increase by approximately less than $0.1 million for the quarter ended March 31, 2013. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate debt and cash balances at March 31, 2013.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at March 31, 2013 and has concluded that, as at the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the first quarter of 2013, the Company implemented a new enterprise resource planning (“ERP”) system. The implementation of the new ERP system resulted in material changes to the nature and type of the Company’s internal controls over financial reporting during the most recent fiscal quarter. The Company reviewed the implementation effort as well as the impact on its internal controls over financial reporting and where appropriate, is making changes to these controls over financial reporting to address these system changes. The Company expects the transition period to be completed in 2013 as controls evolve under the new system. The Company believes that the internal control changes resulting from the new ERP implementation will improve the overall control environment. There were no other changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See note 10 to the accompanying condensed consolidated financial statements in Item 1 for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

The have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K. The risks described in the Company’s 2012 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item	6. Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated April 25, 2013, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated April 25, 2013, by Joseph Sparacio.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated April 25, 2013, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated April 25, 2013, by Joseph Sparacio.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION

Date: April 25, 2013	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: April 25, 2013	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)