Form 10-Q
period 2013-06-30
IMAX CORP
filed 2013-07-25
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number 001-35066

IMAX Corporation

(Exact name of registrant as specified in its charter)

Canada	98-0140269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2525 Speakman Drive, Mississauga, Ontario, Canada L5K 1B1	110 E. 59th Street, Suite 2100 New York, New York, USA 10022
(905) 403-6500	(212) 821-0100

(Address of principal executive offices, zip code, telephone numbers)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Shares, no par value	The New York Stock Exchange

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2013
Common stock, no par value	67,062,106

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

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$20,774	$21,336
Accounts receivable, net of allowance for doubtful accounts of $1,495 (December 31, 2012 — $1,564)	62,712	42,007
Financing receivables (notes 4 and 18(c))	100,088	94,193
Inventories (note 5)	12,770	15,794
Prepaid expenses	4,572	3,833
Film assets	6,005	3,737
Property, plant and equipment (note 6)	121,859	113,610
Other assets (notes 10(c), 18(d) and 18(e))	26,126	23,963
Deferred income taxes (note 14(a))	32,050	36,461
Goodwill	39,027	39,027
Other intangible assets (note 7)	27,787	27,911

Total assets	$453,770	$421,872

Liabilities
Bank indebtedness (note 8)	$18,000	$11,000
Accounts payable	18,356	15,144
Accrued and other liabilities (notes 9(a), 9(c), 10, 15(b), 17(a), 17(c) and 18(d))	66,372	68,695
Deferred revenue	73,916	73,954

Total liabilities	176,644	168,793

Commitments, contingencies and guarantees (notes 9 and 10)
Shareholders’ equity
Capital stock (note 15) common shares — no par value. Authorized — unlimited number.
Issued and outstanding — 67,062,106 (December 31, 2012 — 66,482,425)	320,102	313,744
Other equity	32,160	28,892
Deficit	(72,489)	(87,166)
Accumulated other comprehensive loss	(2,647)	(2,391)

Total shareholders’ equity	277,126	253,079

Total liabilities and shareholders’ equity	$453,770	$421,872

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
		As Revised (note 3)		As Revised (note 3)
Revenues
Equipment and product sales	$20,347	$17,050	$31,026	$31,429
Services (note 11(c))	42,099	34,929	68,958	61,996
Rentals (note 11(c))	17,823	16,429	27,795	28,899
Finance income	2,024	1,802	4,008	3,482
Other	—	—	375	—

	82,293	70,210	132,162	125,806

Costs and expenses applicable to revenues
Equipment and product sales (note 11(a))	11,416	7,980	16,475	17,075
Services (notes 11(a) and 11(c))	23,126	18,651	38,444	34,271
Rentals (note 11(a))	4,175	4,746	7,628	8,766
Other	—	—	—	—

	38,717	31,377	62,547	60,112

Gross margin	43,576	38,833	69,615	65,694
Selling, general and administrative expenses (note 11(b) and 17(d))	22,110	20,431	39,586	39,599

(including share-based compensation expense of $3.1 million and $5.9 million for the three and six months ended June 30, 2013, respectively (2012—expense of $3.7 million and $7.5 million, respectively))

Research and development	3,659	2,465	7,293	5,095
Amortization of intangibles	373	190	737	366
Receivable provisions, net of recoveries	55	137	55	588
Impairment of available-for-sale investment (note 18(b))	—	150	—	150

Income from operations	17,379	15,460	21,944	19,896
Interest income	12	27	25	51
Interest expense	(348)	(476)	(693)	(1,002)

Income from operations before income taxes	17,043	15,011	21,276	18,945
Provision for income taxes	(4,793)	(3,732)	(5,945)	(4,698)
Loss from equity-accounted investments	(434)	(245)	(654)	(704)

Net income	$11,816	$11,034	$14,677	$13,543

Net income per share—basic and diluted: (note 15(c))
Net income per share—basic	$0.18	$0.17	$0.22	$0.21

Net income per share—diluted	$0.17	$0.16	$0.21	$0.20

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
		As Revised		As Revised
		(note 3)		(note 3)
Net income	$11,816	$11,034	$14,677	$13,543
Amortization of defined benefit plan actuarial loss (note 17(a))	111	91	222	182
Unrealized postretirement benefit plan actuarial loss (note 17(d))	—	(32)	—	(64)
Loss on curtailment of postretirement benefit plan (note 17(d))	—	—	398	—
Unrealized net (gain) loss from cash flow hedging instruments (note 18(d))	(498)	(150)	(800)	237
Realization of cash flow hedging net loss (gain) upon settlement (note 18(d))	82	87	(48)	136
Foreign currency translation adjustments (note 1)	235	—	(113)	—
Change in market value of available-for-sale investment (note 18(b))	—	338	—	338
Other-than-temporary impairment of available-for-sale investment (note 18(b))	—	150	—	150

Other comprehensive (loss) income, before tax	(70)	484	(341)	979
Income tax recovery (expense) allocated to other comprehensive (loss) income (note 14(b))	17	(59)	85	(185)

Comprehensive income	$11,763	$11,459	$14,421	$14,337

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

(Unaudited)

	Six Months
	Ended June 30,
	2013	2012
		As Revised
		(note 3)
Cash provided by (used in):
Operating Activities
Net income	$14,677	$13,543
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization (note 12(c))	20,201	16,666
Write-downs, net of recoveries (note 12(d))	55	919
Change in deferred income taxes	4,481	3,578
Stock and other non-cash compensation	6,317	8,062
Gain on curtailment of postretirement benefits (note 17(d))	(2,185)	—
Unrealized foreign currency exchange loss (gain)	874	(720)
Loss from equity-accounted investments	654	704
Investment in film assets	(12,033)	(11,141)
Changes in other non-cash operating assets and liabilities (note 12(a))	(25,001)	(11,769)

Net cash provided by operating activities	8,040	19,842

Investing Activities
Purchase of property, plant and equipment	(5,054)	(1,775)
Investment in joint revenue sharing equipment	(10,393)	(13,024)
Investment in new business ventures	(1,000)	(381)
Acquisition of other intangible assets	(1,142)	(4,223)

Net cash used in investing activities	(17,589)	(19,403)

Financing Activities
Increase in bank indebtedness	12,000	9,917
Repayment of bank indebtedness	(5,000)	(10,000)
Common shares issued—stock options exercised (note 15(d))	3,992	5,039
Credit facility amendment fees paid	(2,088)	—

Net cash provided by financing activities	8,904	4,956

Effects of exchange rate changes on cash	83	47

(Decrease) increase in cash and cash equivalents during the period	(562)	5,442
Cash and cash equivalents, beginning of period	21,336	18,138

Cash and cash equivalents, end of period	$20,774	$23,580

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

The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). The Company has 9 film production companies that are VIEs. For two of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets and total liabilities of $nil as at June 30, 2013 (December 31, 2012 — $nil). For the other 7 film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at June 30, 2013, these 7 VIEs have total assets and total liabilities of $0.6 million (December 31, 2012 — $15.9 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil and $nil for the three and six months ended June 30, 2013, respectively (2012 — $nil and $nil, respectively). The carrying value of these investments in VIEs that are not consolidated is $nil at June 30, 2013 (December 31, 2012 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statement of operations. The Company’s exposure, which is determined based on the level of funding contributed by the Company and the development stage of the respective film, is $1.2 million at June 30, 2013 (December 31, 2012 — $0.9 million).

The Company accounts for investments in new business ventures using the guidance of ASC 323 “Investments – Equity Method and Joint Ventures” (“ASC 323”) and ASC 320 – “Investments in Debt and Equity Securities” (“ASC 320”), as appropriate. At June 30, 2013, the equity method of accounting is being utilized for an investment with a carrying value of $2.4 million (December 31, 2012 – $3.0 million). The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. In addition, the Company has an investment in preferred stock of another business venture with a total cost of $1.5 million which meets the criteria for classification as a debt security under ASC 320 and is recorded at a total fair value of $1.4 million at June 30, 2013 (December 31, 2012 – $1.4 million). This investment is classified as an available-for-sale investment. In the second quarter of 2013, the Company invested $1.0 million in the preferred shares of an enterprise which meets the criteria for classification as an equity security under ASC 320. This investment is classified as held-to-maturity. The total carrying value of investments in new business ventures at June 30, 2013 and December 31, 2012, is $4.8 million and $4.4 million, respectively, and is recorded in Other Assets.

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

2. New Accounting Standards and Accounting Changes

Adoption of New Accounting Policies

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). The purpose of the amendment is to address implementation issues about the scope of FASB issued ASU No. 2011-11 “Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities” “(ASU 2011-11”). ASU 2011-11 and ASU 2013-01 were issued in an effort to provide greater clarity within disclosures between entities reporting in U.S. GAAP versus International Financial Reporting Standards (“IFRS”) that have offsetting (netting) assets and liabilities. Entities will be required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments in ASU 2013-01 for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. It is to be applied retrospectively for all comparative periods presented. The Company adopted the amended standard on January 1, 2013. The adoption of the amended standard did not have a material impact on the Company’s financial statements.

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

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting” (“ASU 2013-07”). The amendments of ASU 2013-07 require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent and to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013 and interim periods therein. Standards should be applied prospectively from the day liquidation becomes imminent. Early adoption is permitted. The Company does not believe that this standard will have an impact on its condensed consolidated financial statements.

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

The following table presents the impact of the revisions on the Company’s previously issued condensed consolidated statements of operations and comprehensive income:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(in thousands of U.S dollars, except per share amounts)	As Reported	As Revised	As Reported	As Revised
Selling, general and administrative expenses	$20,325	$20,431	$39,387	$39,599
Income from operations	$15,566	$15,460	$20,108	$19,896
Income from operations before income taxes	$15,117	$15,011	$19,157	$18,945
Provision for income taxes	$(3,792)	$(3,732)	$(4,785)	$(4,698)
Net income	$11,080	$11,034	$13,668	$13,543
Net income per share—basic	$0.17	$0.17	$0.21	$0.21
Net income per share—diluted	$0.16	$0.16	$0.20	$0.20
Other comprehensive income, before tax	$516	$484	$1,043	$979
Income tax expense allocated to other comprehensive income	$(68)	$(59)	$(202)	$(185)
Comprehensive income	$11,528	$11,459	$14,509	$14,337

4. Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	June 30, 2013	December 31, 2012
Gross minimum lease payments receivable	$19,770	$18,880
Unearned finance income	(4,079)	(4,705)

Minimum lease payments receivable	15,691	14,175
Accumulated allowance for uncollectible amounts	(1,230)	(1,130)

Net investment in leases	14,461	13,045

Gross financed sales receivables	119,011	114,492
Unearned finance income	(33,318)	(33,278)

Financed sales receivables	85,693	81,214
Accumulated allowance for uncollectible amounts	(66)	(66)

Net financed sales receivables	85,627	81,148

Total financing receivables	$100,088	$94,193

Net financed sales receivables due within one year	$14,427	$10,482
Net financed sales receivables due after one year	$71,200	$70,666

As at June 30, 2013, the financed sale receivables had a weighted average effective interest rate of 9.6% (December 31, 2012 — 8.7%).

5. Inventories

	June 30, 2013	December 31, 2012
Raw materials	$5,781	$5,424
Work-in-process	387	338
Finished goods	6,602	10,032

	$12,770	$15,794

At June 30, 2013, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $1.7 million (December 31, 2012 — $6.8 million). In the second quarter of 2013, the Company recognized revenue for 13 theater systems (10 sales and 3 operating leases) under a digital upgrade arrangement, which were previously installed, but revenue recognition was deferred. Upon recognition of these 13 theater systems, the Company’s finished goods inventory decreased by $4.7 million from December 31, 2012.

Inventories at June 30, 2013 include provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $3.9 million (December 31, 2012 — $4.4 million).

6. Property, Plant and Equipment

	As at June 30, 2013
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components(1)(2)	$143,289	$45,688	$97,601
Camera equipment(5)	4,669	4,381	288

	147,958	50,069	97,889

Assets under construction(3)	9,655	—	9,655

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	15,309	10,131	5,178
Office and production equipment(4)	27,116	20,606	6,510
Leasehold improvements	9,820	8,786	1,034

	53,838	39,523	14,315

	$211,451	$89,592	$121,859

	As at December 31, 2012
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components(1)(2)	$131,240	$39,140	$92,100
Camera equipment(5)	4,668	4,306	362

	135,908	43,446	92,462

Assets under construction(3)	6,910	—	6,910

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	15,242	9,864	5,378
Office and production equipment(4)	25,777	19,779	5,998
Leasehold improvements	9,734	8,465	1,269

	52,346	38,108	14,238

	$195,164	$81,554	$113,610

(1)	Included in theater system components are assets with costs of $11.5 million (December 31, 2012 — $8.1 million) and accumulated depreciation of $8.5 million (December 31, 2012 — $7.3 million) that are leased to customers under operating leases.
(2)	Included in theater system components are assets with costs of $126.5 million (December 31, 2012 — $118.5 million) and accumulated depreciation of $32.7 million (December 31, 2012 — $29.2 million) that are used in joint revenue sharing arrangements.
(3)	Included in assets under construction are components with costs of $5.2 million (December 31, 2012 — $4.1 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.
(4)	Fully amortized office and production equipment is still in use by the Company.
(5)	Fully amortized camera equipment is still in use by the Company.

7. Other Intangible Assets

	As at June 30, 2013
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$8,984	$5,888	$3,096
Licenses and intellectual property	19,868	2,484	17,384
Other	7,685	378	7,307

	$36,537	$8,750	$27,787

	As at December 31, 2012
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$8,499	$5,670	$2,829
Licenses and intellectual property	19,790	1,730	18,060
Other	7,022	—	7,022

	$35,311	$7,400	$27,911

The Company expects to amortize approximately $1.4 million of other intangible assets for the remainder of 2013 and an average of $2.6 million for each of the next 5 years, respectively. Fully amortized other intangible assets are still in use by the Company. Other intangible assets of $7.7 million are comprised mainly of the Company’s investment in a new enterprise resource planning system, which the Company started amortizing on January 1, 2013.

During the six months ended June 30, 2013, the Company acquired $1.3 million in other intangible assets. The net book value of these other intangible assets was $1.2 million as at June 30, 2013. The weighted average amortization period for these additions was 10 years.

During the three and six months ended June 30, 2013, the Company incurred costs of less than $0.1 million and $0.1 million, respectively, to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses (2012 – $0.1 million and $0.1 million).

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

The amounts outstanding under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin of (a) 1.50%, 1.75% or 2.00% depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement) per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. In addition, the Company is obligated to pay a Commitment Fee (as defined in the Credit Agreement) per annum of between 0.25% and 0.50% of the unused portion of the Credit Facility, depending on the Company’s Total Leverage Ratio. Term loans, if any, under the Credit Facility must be repaid under a 5-year straight line amortization, with a balloon payment due at maturity. The Company is required to provide an interest rate hedge for 50% of any term loans outstanding after January 1, 2015. Under the Credit Facility, the effective interest rate for the three and six months ended June 30, 2013 for the revolving loan portion was 2.19% and 2.40%, respectively. Under the Prior Credit Facility, the effective interest rate for the three and six months ended June 30, 2012 was 2.32% and 2.42%, respectively.

The Credit Facility provides that the Company will be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1. The Company will also be required to maintain minimum EBITDA (as defined in the Credit Agreement) of $70.0 million between closing and September 30, 2013, which requirement increases to $80.0 million on December 31, 2013, $90.0 million on December 31, 2014, and $100.0 million on December 31, 2015. The Company must also maintain a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 2.5:1 between closing and September 30, 2013, which requirement decreases to (i) 2.25:1 on December 31, 2013; (ii) 2.0:1 on December 31, 2014; and (iii) 1.75:1 on December 31, 2015. The Company was in compliance with all of these requirements at June 30, 2013.

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

Bank indebtedness includes the following:

	June 30, 2013	December 31, 2012
Revolving Loan	$18,000	$11,000

Total amounts drawn and available under the Credit Facility at June 30, 2013 were $18.0 million and $182.0 million, respectively (December 31, 2012 — $11.0 million and $99.0 million, respectively).

As at June 30, 2013, the Company does not have any letters of credit and advance payment guarantees outstanding (December 31, 2012 — $nil), under the Credit Facility.

In accordance with the loan agreement, the Company is obligated to make payments on the principal of the loan as follows:

2013 (six months remaining)	$—
2014	—
2015	—
2016	—
2017	—
Thereafter	18,000

$18,000

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The settlement risk on its foreign currency forward contracts was $0.5 million at June 30, 2013 as the notional value exceeded the fair value of the forward contracts. As at June 30, 2013, the Company has $24.0 million of such arrangements outstanding.

Bank of Montreal Facility

As at June 30, 2013, the Company has available a $10.0 million facility (December 31, 2012 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at June 30, 2013, the Company has letters of credit and advance payment guarantees outstanding of $0.4 million (December 31, 2012 — $0.9 million) under the Bank of Montreal Facility.

9. Commitments

(a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company as at June 30, 2013 for each of the years ended December 31, are as follows:

	Operating Leases	Capital Leases
2013 (six months remaining)	$3,517	$8
2014	5,402	—
2015	1,242	—
2016	533	—
2017	533	—
Thereafter	847	—

	$12,074	$8

Rent expense was $1.8 million and $3.4 million for three and six months ended June 30, 2013, respectively (2012 — $1.5 million and $3.0 million, respectively) net of sublease rental of $nil and $nil, respectively (2012 — $nil and $nil, respectively).

Recorded in the accrued liabilities balance as at June 30, 2013 is $2.0 million (December 31, 2012 — $2.4 million) related to accrued rent and lease inducements being recognized as an offset to rent expense over the term of the respective leases.

Purchase obligations under long-term supplier contracts as at June 30, 2013 were $9.5 million (December 31, 2012 — $12.1 million).

(b) As at June 30, 2013, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2012 — $nil), under the Credit Facility. As at June 30, 2013, the Company had letters of credit and advance payment guarantees outstanding of $0.4 million as compared to $0.9 million as at December 31, 2012, under the Bank of Montreal Facility.

(c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At June 30, 2013, $1.6 million (December 31, 2012 —$1.8 million) of commissions have been accrued and will be payable in future periods.

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

(b) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”), seeking damages as a result of E-City’s breach of a September 2000 lease agreement. An arbitration hearing took place in November 2005 against E-City which considered all claims by the Company. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. Further hearings took place in July 2006 and December 2006. On August 24, 2007, the ICC issued an award unanimously in favor of the Company in the amount of $9.4 million, consisting of past and future rents owed to the Company under its lease agreements, plus interest and costs. In the award, the ICC upheld the validity and enforceability of the Company’s theater system contract. The Company thereafter submitted its application to the arbitration panel for interest and costs. On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, plus an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid, which the Company is seeking to enforce and collect in full. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India. The Company has opposed that application on a number of grounds and seeks to have the ICC award recognized in India. That Mumbai proceeding is still pending. On June 24, 2011, the Company commenced an application to the Ontario Superior Court of Justice for recognition of the final award. On December 2, 2011, the Ontario court issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application. On January 18, 2012, the Company filed an application in New York State Supreme Court seeking recognition of the Ontario order in New York. On April 11, 2012, the New York court issued an order granting the Company’s application leading to an entry of $15.5 million judgment in favor of the Company on May 4, 2012. On January 30, 2013, the Company filed an action in the New York Supreme Court seeking to collect the amount due under the New York judgment from certain entities and individuals affiliated with E-City. The defendants in the New York action have answered and objected to the Company’s petition, and they have moved to dismiss for improper service of process. The New York Court will hear oral arguments on July 31, 2013.

(c) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York (the “Court”). On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock on the NASDAQ between February 27, 2003 and July 20, 2007 (the “U.S. Class”), alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. On April 14, 2011, the Court issued an order appointing The Merger Fund as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On November 2, 2011, the parties entered into a memorandum of understanding containing the terms and conditions of a settlement of this action. On January 26, 2012, the parties executed and filed with the Court a formal stipulation of settlement and proposed form of notice to the class, which the Court preliminarily approved on February 1, 2012. Under the terms of the settlement, members of the U.S. Class who did not opt out of the settlement will release defendants from liability for all claims that were alleged in this action or could have been alleged in this action or any other proceeding (including the action in Canada as described in (d) of this note (the “Canadian Action”) relating to the purchase of IMAX securities on the NASDAQ from February 27, 2003 and July 20, 2007 or the subject matter and facts relating to this action. As part of the settlement and in exchange for the release, defendants will pay $12.0 million to a settlement fund which amount will be funded by the carriers of the Company’s directors and officers insurance policy and by PricewaterhouseCoopers LLP. On March 26, 2012, the parties executed and filed with the Court an amended formal stipulation of settlement and proposed form of notice to the class, which the court preliminarily approved on March 28, 2012. On June 20, 2012, the Court issued an order granting final approval of the settlement. The settlement is conditioned on the Company’s receipt of an order from the court in the Canadian Action, the Ontario Superior Court of Justice, (the “Canadian Court”) excluding from the class in the Canadian Action every member of the class in both actions who has not opted out of the U.S. settlement. A hearing on the motion for the order occurred on July 30, 2012 before the Canadian Court and on March 19, 2013, the Canadian Court issued a decision granting the Company’s motion to exclude from the class in the Canadian Action every member of the classes in both actions who has not opted out of the U.S. settlement. However, no final order will be granted by the Court until the plaintiffs in the Canadian Action have exhausted their appeals.

(d) A class action lawsuit was filed on September 20, 2006 in the Canadian Court against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit seeks $210.0 million in compensatory and punitive damages, as well as costs. For reasons released December 14, 2009, the Canadian Court granted leave to the plaintiffs to amend their statement of claim to plead certain claims pursuant to the Securities Act (Ontario) against the Company and certain individuals and granted certification of the action as a class proceeding. These are procedural decisions, and do not contain any conclusions binding on a judge at trial as to the factual or legal merits of the claim. Leave to appeal those decisions was denied. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors and officers insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits, exclusions and deductibles.

(e) On June 26, 2013, the Company filed suit against GDC Technology (USA) LLC and certain of its affiliates (collectively, “GDC”) in the U.S. District Court for the Central District of California alleging trade secret misappropriation, unjust enrichment and unfair competition and seeking injunctive relief, compensatory damages, and punitive damages. This action is based on GDC’s commercial exploitation of large format digital theater projection system and film conversion technologies, which the lawsuit alleges were stolen from the Company by its former employee, Gary Tsui, and then provided by Tsui to various technology companies in China. The Company’s action against GDC alleges that GDC is now knowingly and actively using these trade secrets and marketing large format film projection systems and conversion technology that the Company is informed and believes were derived from and incorporate the trade secrets stolen by Tsui. GDC has been served with the lawsuit, but has not yet filed its response. The lawsuit is at a very early stage, and the Company cannot predict the timing or outcome of this matter at this time.

(f) The Company also initiated litigation against Tsui and related parties in both Canada and China based on Tsui’s theft and use of the Company’s trade secrets. The Company filed a lawsuit against Tsui and other related individuals and entities in the Ontario Superior Court of Justice on December 8, 2009, through which the Company sought injunctive relief to prohibit Tsui from disclosing or using the Company’s confidential and proprietary information and from competing with the Company. The Company is also seeking compensatory and punitive damages. The Ontario Court awarded the injunctive relief sought by the Company on December 22, 2009. On April 30, 2013, a warrant was issued for Tsui’s arrest based on his refusal to comply with the orders of the Ontario court, including with respect to the continued use of the Company’s trade secrets. The Ontario action is to proceed to trial in 2013, though all of Tsui’s defenses were stricken by the Ontario court in a January 2012 order finding Tsui in contempt of Court. The Company also initiated suit against Tsui and related parties in Beijing No. 1 Intermediate People’s Court in Beijing, China on February 16, 2013, seeking relief similar to that sought in the Ontario action. The actions in Canada and China remain ongoing.

(g) In March 2013, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX China”), the Company’s wholly-owned subsidiary in China, received notice from the Shanghai office of the General Administration of Customs that it had been selected for a customs audit. The audit is at an early stage and as a result the Company is unable to assess the potential impact, if any, of the audit at this time.

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

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the condensed consolidated balance sheets:

	June 30, 2013	December 31, 2012
Balance at the beginning of period	$32	$94
Warranty redemptions	(77)	(66)
Warranties issued	60	53
Revisions	(8)	(49)

Balance at the end of period	$7	$32

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheets as at June 30, 2013 and December 31, 2012 with respect to this indemnity.

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

11. Condensed Consolidated Statements of Operations Supplemental Information

(a) Selling Expenses

The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs, included in costs and expenses applicable to revenues-equipment and product sales, totaled $0.4 million and $0.7 million for the three and six months ended June 30, 2013, respectively (2012 — $0.5 million and $1.2 million, respectively).

Film exploitation costs, including advertising and marketing, totaled $1.4 million and $2.4 million for the three and six months ended June 30, 2013, respectively (2012 — $1.5 million and $2.9 million, respectively) and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $0.5 million and $0.5 million for the three and six months ended June 30, 2013, respectively (2012 — $0.4 million and $0.5 million, respectively). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $0.5 million and $0.7 million for the three and six months ended June 30, 2013, respectively (2012 — $0.3 million and $0.5 million, respectively).

(b) Foreign Exchange

Included in selling, general and administrative expenses for the three and six months ended June 30, 2013 is a loss of $0.8 million and a loss of $0.8 million, respectively, for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts compared with a loss of $0.5 million and gain of $0.9 million for the three and six months ended June 30, 2012, respectively. See note 18(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 33 exhibitors for a total of 463 theater systems, of which 336 theaters were operating as of June 30, 2013, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m) of the Company’s 2012 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Rentals revenue and for the three and six months ended June 30, 2013 amounted to $18.3 million and $27.7 million, respectively (2012 — $15.6 million and $27.3 million, respectively).

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

For the six months ended June 30, 2013, the majority of IMAX DMR revenue was earned from the exhibition of 22 IMAX DMR films through the IMAX theater network. The Company has entered into arrangements with film producers to convert 17 additional films which are expected to be released during the remainder of 2013, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m) of the Company’s 2012 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three and six months ended June 30, 2013 amounted to $26.0 million and $40.3 million, respectively (2012 — $19.7 million and $33.5 million, respectively).

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

At June 30, 2013, the Company has 4 significant co-produced film arrangements which makes up greater than 50% of the VIE total assets and liabilities balance of $0.6 million and 3 other co-produced film arrangements, the terms of which are similar.

For the three and six months ended June 30, 2013, amounts totaling $1.0 million and $2.1 million, respectively (2012 — $2.3 million and $3.2 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

12. Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Six Months Ended June 30,
	2013	2012
Decrease (increase) in:
Accounts receivable	$(20,661)	$(836)
Financing receivables	(5,994)	(1,578)
Inventories	(1,717)	(5,222)
Prepaid expenses	(739)	(3,280)
Commissions and other deferred selling expenses	(131)	(71)
Insurance recoveries	112	(128)
Other assets	(74)	(609)
Increase (decrease) in:
Accounts payable	4,132	(2,268)
Accrued and other liabilities(1)	109	(3,006)
Deferred revenue	(38)	5,229

	$(25,001)	$(11,769)

(1)	Increase in accrued and other liabilities for the six months ended June 30, 2013 includes payments of $1.0 million for variable stock-based compensation (2012 — $0.3 million).

(b) Cash payments made on account of:

	Six Months Ended June 30,
	2013	2012
Income taxes	$301	$539

Interest	$347	$818

(c) Depreciation and amortization are comprised of the following:

	Six Months Ended June 30,
	2013	2012
Film assets	$10,020	$8,269
Property, plant and equipment
Joint revenue sharing arrangements	5,819	4,837
Other property, plant and equipment	2,454	2,219
Other intangible assets	1,397	1,016
Other assets	286	240
Deferred financing costs	225	85

	$20,201	$16,666

(d) Write-downs, net of recoveries, are comprised of the following:

	Six Months Ended June 30,
	2013	2012
Accounts receivables	$(45)	$433
Financing receivables	100	155
Impairment of available-for-sale investment	—	150
Property, plant and equipment	—	18
Other intangible assets	—	11
Inventories(1)	—	152

	$55	$919

(1)	In the six months ended June 30, 2013, the Company recorded a charge of $nil (2012 — $0.2 million) in costs and expenses applicable to revenues – services for certain service parts inventories.

13. Receivable Provisions, Net of Recoveries

The following table reflects the Company’s receivable provisions net of recoveries recorded in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Accounts receivable provisions, net of recoveries	$(45)	$137	$(45)	$433
Financing receivables, net of recoveries	100	—	100	155

Receivable provisions, net of recoveries	$55	$137	$55	$588

14. Income Taxes

(a) Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. During the six months ended June 30, 2013, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings.

As at June 30, 2013, the Company had net deferred income tax assets after valuation allowance of $32.1 million (December 31, 2012 — $36.5 million). As at June 30, 2013, the Company had a gross deferred income tax asset before valuation allowance of $38.2 million (December 31, 2012 — $42.6 million), against which the Company is carrying a $6.1 million valuation allowance (December 31, 2012 — $6.1 million).

Due to a change in enacted tax rates, the Company recorded an increase to deferred tax assets and a decrease to the deferred tax provision of $0.7 million in the second quarter of 2012.

As at June 30, 2013 and December 31, 2012, the Company had total unrecognized tax benefits (including interest and penalties) of $3.0 million and $2.8 million, respectively, for international withholding taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, state, provincial and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of operations rather than income tax expense. The Company recognized approximately $nil and $nil in potential interest and penalties associated with unrecognized tax benefits for the three and six months ended June 30, 2013, respectively (2012 — less than $0.1 million and $0.1 million, respectively).

(b) Income Tax Effect on Comprehensive Income

The income tax (expense) benefit related to the following items included in other comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		As Revised		As Revised
		(note 3)		(note 3)
Amortization of actuarial loss on defined benefit plan	$(29)	$(23)	$(58)	$(46)
Unrecognized actuarial loss on postretirement benefit plan	—	9	—	17
Loss on curtailment of postretirement benefit plan	—	—	(100)	—
Unrealized change in cash flow hedging instruments	129	39	206	(60)
Realization of cash flow hedging net (gain) loss upon settlement	(22)	(23)	11	(35)
Currency translation adjustment	(61)	—	26	—
Change in market value of available-for-sale investment	—	(42)	—	(42)
Other-than-temporary impairment of available-for-sale investment	—	(19)	—	(19)

	$17	$(59)	$85	$(185)

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

(b) Stock-Based Compensation

The Company issues stock-based compensation to eligible employees, directors and consultants under the Company’s 2013 Long-Term Incentive Plan and the China Long Term Incentive Plan, as described below. No further awards may be granted under the Company’s Stock Option Plan.

On June 11, 2013, the Company’s shareholders approved the IMAX 2013 Long-Term Incentive Plan (“IMAX LTIP”) at the Company’s Annual and Special Meeting. Awards to employees, directors and consultants under the IMAX LTIP may consist of stock options, restricted share units (“RSUs”) and other awards.

The Company’s Stock Option Plan (“SOP”) which shareholders approved in June 2008, permitted the grant of stock options to employees, directors and consultants. As a result of the implementation of the IMAX LTIP on June 11, 2013, stock options will no longer be granted under the SOP.

A separate stock option plan, the China Long Term Incentive Plan (the “China LTIP”) was adopted by a subsidiary of the Company in October 2012.

The compensation costs recorded in the condensed consolidated statement of operations for all the plans were $3.1 million and $5.9 million for the three and six months ended June 30, 2013, respectively (2012 — expense of $3.7 million and $7.5 million, respectively).

As at June 30, 2013, the Company has reserved a total of 11,440,030 (December 31, 2012 — 13,296,485) common shares for future issuance under the SOP and IMAX LTIP. Of the common shares reserved for issuance, there are options in respect of 6,982,291 common shares and RSUs in respect of 237,437 common shares outstanding at June 30, 2013. At June 30, 2013, options in respect of 3,477,935 common shares were vested and exercisable.

Stock Options

The Company’s policy is to issue new common shares from treasury to satisfy stock options which are exercised.

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

All awards of stock options are made at fair market value of the Company’s common shares on the date of grant. The fair market value of a common share on a given date means the higher of the closing price of a common share on the grant date (or the most recent trading date if the grant date is not a trading date) on the New York Stock Exchange (“NYSE”), the Toronto Stock Exchange (the “TSX”) and such national exchange, as may be designated by the Company’s Board of Directors (the “Fair Market Value”). The stock options generally vest between one and 5 years and expire 10 years or less from the date granted. The SOP and IMAX LTIP provide that vesting will be accelerated if there is a change of control, as defined in each plan and upon certain conditions.

The Company recorded an expense of $2.2 million and $4.4 million for the three and six months ended June 30, 2013, respectively (2012 — $3.7 million and $6.7 million, respectively), related to stock option grants issued to employees and directors in the IMAX LTIP and SOP plans. No income tax benefit is recorded in the condensed consolidated statements of operations for these costs.

The weighted average fair value of all stock options, granted to employees and directors for the three and six months ended June 30, 2013 at the measurement date was $6.51 per share and $6.54 per share, respectively (2012 — $5.25 per share and $7.50 per share, respectively). The following assumptions were used to estimate the average fair value of the stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average risk-free interest rate	1.10%	1.13%	1.34%	1.38%
Expected option life (in years)	4.63	2.89 - 5.26	4.62 - 4.63	2.89 - 5.36
Expected volatility	40%	50%	40%	50%
Annual termination probability	8.46% - 8.52%	0% - 8.76%	8.46% - 8.52%	0% - 8.76%
Dividend yield	0%	0%	0%	0%

Stock options to Non-Employees

During the three and six months ended June 30, 2013, an aggregate of 2,500, respectively (2012 — 12,500, respectively), stock options to purchase the Company’s common stock with an average exercise price of $26.28, respectively (2012 — $22.82, respectively) were granted to certain advisors and strategic partners of the Company. These stock options granted have a maximum contractual life of 7 years and vest between one and 5 years. The stock options granted in 2013 were granted under the IMAX LTIP.

As at June 30, 2013, non-employee stock options outstanding amounted to 108,001 stock options (2012 — 120,001) with a weighted average exercise price of $14.08 (2012 — $14.14). Included within the non-employee outstanding stock options are 15,000 stock options which were modified in 2011 from service-based employee awards to performance based non-employee awards. 41,384 stock options (2012 — 33,967) were exercisable with an average weighted exercise price of $11.36 (2012 — $11.53) and the vested stock options have an aggregate intrinsic value of $0.6 million (2012 — $0.4 million). The weighted average fair value of stock options granted to non-employees during the three and six months ended June 30, 2013 at the measurement date was $11.50 per share, respectively (2012 — $11.73 per share, respectively), utilizing a Binomial Model with the following underlying assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average risk-free interest rate	1.64%	1.28%	1.64%	1.28%
Contractual option life	7 Years	7 Years	7 Years	7 Years
Average expected volatility	40%	50%	40%	50%
Dividend yield	0%	0%	0%	0%

For the three and six months ended June 30, 2013, the Company recorded a charge of $0.1 million and $0.1 million, respectively (2012 — less than $0.1 million and $0.1 million, respectively) to cost and expenses related to revenues – services and selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is an accrual of less than $0.1 million for non-employee stock options recorded (December 31, 2012 – $0.1 million).

China Long Term Incentive Plan (“China LTIP”)

The China LTIP was adopted by a subsidiary of the Company in October 2012. Each stock option issued under the China LTIP generally represents an opportunity to participate economically in the future growth and value creation of the subsidiary. The China LTIP options issued by the subsidiary (“China Options”) operate in tandem with options granted to certain employees of the subsidiary under the Company’s Stock Option Plan (“SOP Options”).

The China Options vest and become exercisable only upon specified events, including upon the occurrence of a qualified initial public offering, or upon a change in control on or prior to the fifth anniversary of the grant date. If a specified event occurs, the China Options vest over a 5 year period beginning on the date of grant and the SOP Options are forfeited. The term of the China Options is 7 years. The total stock option expense associated with the China Options if a specified event and vesting were to occur is $2.7 million.

The SOP Options vest in full if a specified event does not occur on or prior to the fifth anniversary of the grant date. Upon vesting of the SOP Options, the China Options are forfeited.

In the fourth quarter of 2012, an aggregate of 146,623 SOP Options were granted to certain employees in conjunction with China Options with an average price of $22.39 in accordance with the China LTIP. The SOP Options have a contractual life of 7 years. As at June 30, 2013, there were 146,623 (December 31, 2012 — 146,623) outstanding and unvested SOP Options issued under the China LTIP with a weighted average exercise price of $22.39 (December 31, 2012 — $22.39). The weighted average fair value of the SOP Options granted in the fourth quarter of 2012 was $6.96 per share. The total fair value of the SOP Options granted with respect to the China LTIP was $1.6 million. The Company is recognizing this expense over a 5 year period. If a performance event occurs, the 146,623 SOP Options issued forfeit immediately and the related charge would be reversed. There were no common share option awards issued under the China LTIP during the six months ended June 30, 2013 and 2012.

The Company has included a charge of $0.1 million and $0.1 million for the three and six months ended June 30, 2013 (June 30, 2012 — $nil and $nil) within its SOP related to the stock options issued thereunder.

Stock Option Summary

The following table summarizes certain information in respect of option activity under the SOP and IMAX LTIP for the six month periods ended June 30:

			Weighted Average Exercise
	Number of Shares		Price Per Share
	2013	2012	2013	2012
Options outstanding, beginning of year	7,441,068	7,200,721	$18.48	$14.60
Granted	192,112	1,656,862	25.46	24.82
Exercised	(579,681)	(840,246)	6.89	6.00
Forfeited	(69,658)	(64,867)	26.58	21.21
Expired	—	—	—	—
Cancelled	(1,550)	(300)	28.78	31.73

Options outstanding, end of period	6,982,291	7,952,170	19.56	17.58

Options exercisable, end of period	3,477,935	3,199,152	17.17	13.20

The Company cancelled 300 and 1,550 stock options from its SOP (2012 — 300 and 300, respectively) surrendered by Company employees during the three and six months ended June 30, 2013, respectively.

As at June 30, 2013, 6,483,242 options were fully vested or are expected to vest with a weighted average exercise price of $19.25, aggregate intrinsic value of $45.5 million and weighted average remaining contractual life of 4.9 years. As at June 30, 2013, options that are exercisable have an intrinsic value of $31.9 million and a weighted average remaining contractual life of 4.6 years. The intrinsic value of options exercised in the three and six months ended June 30, 2013 was $3.8 million and $11.0 million, respectively (2012 — $3.7 million and $14.3 million, respectively).

Restricted Share Units

RSUs have been granted to employees, consultants and directors under the IMAX LTIP. Each RSU represents a contingent right to receive one common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date. The Company recorded an expense of $1.1 million for the three and six month period ended June 30, 2013, respectively, related to RSU grants issued to employees and directors in the plan. The annual termination probability assumed for the three and six months ended June 30, 2013, ranged from 0% to 8.52%, respectively. In addition, the Company recorded an expense of less than $0.1 million for the three and six months ended June 30, 2013, respectively, related to RSU grants issued to certain advisors and strategic partners of the Company.

As of June 30, 2013, there was $5.0 million of compensation expense that has yet to be recognized related to non-vested RSUs. This expense is expected to be recognized over the remaining weighted-average vesting period of 3.4 years. The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was $nil for the six months ended June 30, 2013.

RSUs granted under the IMAX LTIP generally vest between one and four years and expire 10 years or less from the date granted. Vesting of the RSUs is generally subject to continued employment or service with the Company.

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP for the six months ended June 30, 2013:

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
RSUs outstanding, beginning of year	—	$—
Granted	277,198	26.28
Vested	(39,761)	26.28
Forfeited	—	—

RSUs outstanding, end of period	237,437	26.28

Stock Appreciation Rights

There have been no stock appreciation rights (“SARs”) granted since 2007. For the three and six months ended June 30, 2013, nil and 50,000 SARs were cash settled for $nil and $1.0 million, respectively (2012 – nil and 15,000 SARs were cash settled for $nil and $0.3 million, respectively). The average exercise price for the settled SARs for the three and six months ended June 30, 2013 was n/a and $6.86, respectively (2012 – n/a and $6.86, respectively) per SAR. As at June 30, 2013, 68,000 SARs were outstanding and exercisable with a weighted average fair value of $18.31 per right (December 31, 2012 — $16.23). The SARs have a remaining contractual life of 4.51 years as at June 30, 2013. None of the SARs were forfeited, cancelled, or expired for the three and six months ended June 30, 2013 and 2012. The Company accounts for the obligation of these SARs as a liability (June 30, 2013 — $1.2 million; December 31, 2012 — $1.9 million), which is classified within accrued liabilities. The Company has recorded a recovery of $0.1 million and an expense of $0.3 million for the three and six months ended June 30, 2013, respectively (2012 — recovery of less than $0.1 million and an expense of $0.8 million, respectively) to selling, general and administrative expenses related to these SARs. The following assumptions were used for measuring the fair value of the SARs:

	As at June 30, 2013	As at December 31, 2012
Average risk-free interest rate	1.41%	0.72%
Expected option life (in years)	1.78	2.17
Expected volatility	40%	50%
Annual termination probability	8.52%	8.52%
Dividend yield	0%	0%

(c) Income Per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		As Revised		As Revised
		(note 3)		(note 3)
Net income from operations applicable to common shareholders	$11,816	$11,034	$14,677	$13,543

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	66,866	65,669	66,482	65,053
Weighted average number of shares issued during the period	86	153	317	559

Weighted average number of shares used in computing basic income per share	66,952	65,822	66,799	65,612
Assumed exercise of stock options, net of shares assumed	1,941	2,552	1,970	2,578

Weighted average number of shares used in computing diluted income per share	68,893	68,374	68,769	68,190

(d) Shareholders’ Equity

The following summarizes the movement of Shareholders’ Equity for the six months ended June 30, 2013:

Balance as at December 31, 2012	$253,079
Issuance of common shares for stock options exercised	3,992
Issuance of common shares for vested RSUs	965
Net income	14,677
Adjustments to other equity:
Employee stock options granted	4,420
Non-employee stock options granted	175
RSUs granted	1,119
Stock options exercised	(1,401)
RSUs vested	(1,045)
Adjustment to capital stock for stock options exercised	1,401
Adjustments to accumulated other comprehensive loss:
Unrealized net gain from cash flow hedging instruments	(800)
Realization of cash flow hedging net gain upon settlement	(48)
Amortization of actuarial loss on defined benefit plan	222
Loss on curtailment of postretirement benefit plan	398
Currency translation adjustment	(113)
Tax effect of movement in other comprehensive loss	85

Balance as at June 30, 2013	$277,126

16. Segmented Information

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

Management, including the Company’s Chief Operating Decision Maker (as defined in the Segment Reporting Topic of the FASB ASC), who is the Company’s Chief Executive Officer (“CEO”), assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), write-downs net of recoveries, interest income, interest expense and tax (provision) recovery are not allocated to the segments.

Transactions between the film production and IMAX DMR segment and the film post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.

Transactions between the other segments are not significant.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue(1)
IMAX theater systems
IMAX systems	$20,792	$18,047	$33,530	$33,705
Theater system maintenance	7,952	6,989	15,741	13,836
Joint revenue sharing arrangements	18,336	15,593	27,712	27,291

	47,080	40,629	76,983	74,832

Films
Production and IMAX DMR	25,952	19,744	40,307	33,582
Distribution	2,185	4,725	4,672	7,863
Post-production	2,927	2,055	4,068	4,132

	31,064	26,524	49,047	45,577

Other	4,149	3,057	6,132	5,397

Total	$82,293	$70,210	$132,162	$125,806

Gross margins
IMAX theater systems
IMAX systems(2)	$10,729	$11,107	$18,943	$18,519
Theater system maintenance	3,160	2,568	6,214	5,294
Joint revenue sharing arrangements(2)	13,507	11,117	19,643	19,054

	27,396	24,792	44,800	42,867

Films
Production and IMAX DMR(2)	14,936	12,358	24,149	20,288
Distribution(2)	309	837	512	1,546
Post-production	313	666	(119)	1,270

	15,558	13,861	24,542	23,104

Other	622	180	273	(277)

Total	$43,576	$38,833	$69,615	$65,694

(1)	For the three and six months ended June 30, 2013, the Company’s two largest customers collectively represent 23.4% and 21.2%, respectively, of total revenues (2012 — 17.6% and 17.6%, respectively). In the third quarter of 2012, Dalian Wanda Group Co., Ltd., the parent company of Wanda Cinema Line Corporation (“Wanda”), acquired AMC Entertainment Holdings, Inc. (“AMC”). Prior to this transaction, AMC and Wanda were the Company’s first and third largest customers. Under common ownership, the Wanda/AMC entity is the Company’s largest customer. Revenues from this customer are included across all of the Company’s segments. Prior year figures have been restated to reflect the change in the Company’s largest customers.
(2)	IMAX systems include commission costs of $0.4 million and $0.7 million for the three and six months ended June 30, 2013, respectively (2012 — $0.5 million and $1.2 million, respectively). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $0.9 million and $1.1 million for the three and six months ended June 30, 2013, respectively (2012 — $0.7 million and $1.0 million, respectively). Production and IMAX DMR segment margins include marketing costs of $1.4 million and $2.3 million for the three and six months ended June 30, 2013, respectively (2012 — $1.1 million and $1.7 million, respectively). Distribution segment margins include a marketing cost of less than $0.1 million and an expense of $0.1 million for the three and six months ended June 30, 2013, respectively (2012 — expense of $0.4 million and $1.2 million, respectively).

	June 30, 2013	December 31, 2012
Assets
IMAX systems	$155,055	$153,201
Theater system maintenance	18,366	14,632
Joint revenue sharing arrangements	138,972	125,602
Films
Production and IMAX DMR	32,680	17,653
Distribution	5,988	6,790
Post-production	3,349	3,694
Other	2,480	3,142
Corporate and other non-segment specific assets	96,880	97,158

Total	$453,770	$421,872

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
United States	$44,661	$32,510	$66,200	$59,110
Canada	3,702	3,799	5,451	7,932
Greater China	8,870	14,466	19,897	21,435
Russia and the CIS	6,913	3,519	11,852	6,621
Asia (excluding Greater China)	8,158	5,801	12,149	9,865
Western Europe	5,689	5,077	9,079	10,775
Latin America	3,214	471	4,634	881
Rest of the World	1,086	4,567	2,900	9,187

Total	$82,293	$70,210	$132,162	$125,806

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) classifications comprise more than 5% of the total revenue.

17. Employee’s Pension and Postretirement Benefits

(a) Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan (the “SERP”) covering Richard L. Gelfond, CEO of the Company and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at June 30, 2013, the benefits of Mr. Gelfond were 100% vested. Upon a termination for cause, prior to a change of control, the executive shall forfeit any and all benefits to which such executive may have been entitled, whether or not vested.

Under the terms of the SERP, if Mr. Gelfond’s employment terminated other than for cause (as defined in his employment agreement), he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. The term of Mr. Gelfond’s current employment agreement has been extended through December 31, 2013, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the extension, Mr. Gelfond also agreed that any compensation earned during 2011, 2012 and 2013 would not be included in calculating his entitlement under the SERP

The amounts accrued for the SERP are determined as follows:

	June 30, 2013	December 31, 2012
Obligation, beginning of period	$20,366	$18,990
Interest cost	98	272
Actuarial loss	—	1,104

Obligation, end of period and unfunded status	$20,464	$20,366

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest cost	$49	$68	$98	$68
Amortization of actuarial loss	111	91	222	91

Pension expense	$160	$159	$320	$159

The accumulated benefit obligation for the SERP was $20.5 million at June 30, 2013 (December 31, 2012 — $20.4 million).

The following amounts were included in accumulated other comprehensive income (“AOCI”) and will be recognized as components of net periodic benefit cost in future periods:

	As at June 30, 2013	As at December 31, 2012
Unrecognized actuarial loss	$3,145	$3,367

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

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2013 (six months remaining)	$—
2014	21,058
2015	—
2016	—
2017	—
Thereafter	—

$21,058

(b) Defined Contribution Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and six months ended June 30, 2013, the Company contributed and expensed an aggregate of $0.4 million and $0.7 million, respectively (2012 — $0.3 million and $0.6 million, respectively), to its Canadian plan and an aggregate of $0.1 million and $0.2 million, respectively (2012 — $0.1 million and $0.1 million, respectively), to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c) Postretirement Benefits—Executives

The Company has an unfunded postretirement plan for Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at June 30, 2013 is $0.5 million (December 31, 2012 — $0.5 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and six months ended June 30, 2013, respectively (2012 — less than $0.1 million and less than $0.1 million, respectively).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2013 (six months remaining)	$15
2014	16
2015	35
2016	38
2017	42
Thereafter	393

$539

(d) Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees upon meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. The postretirement benefits obligation as at June 30, 2013 is $2.0 million (December 31, 2012 — $4.6 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and six months ended June 30, 2013, respectively (2012 —$0.1 million and $0.2 million, respectively).

In February 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company recognized a pre-tax curtailment gain in the first quarter of 2013 of $2.2 million (included in selling, general and administrative expenses) and a reduction in the postretirement liability of $2.6 million.

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2013 (six months remaining)	$44
2014	60
2015	67
2016	84
2017	98
Thereafter	1,615

$1,968

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

(b) Fair Value Measurements

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at June 30, 2013		As at December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Borrowings under Credit Facility	$(18,000)	$(18,000)	$(11,000)	$(11,000)
Net financed sales receivable	$85,627	$83,438	$81,148	$78,933
Net investment in sales-type leases	$14,461	$13,903	$13,045	$13,513
Available-for-sale investment	$1,350	$1,350	$1,350	$1,350
Foreign exchange contracts — designated forwards	$(549)	$(549)	$297	$297
Foreign exchange contracts — non-designated forwards	$—	$—	$—	$—

The carrying value of borrowings under the Credit Facility approximates fair value as the interest rates offered under the Credit Facility are close to June 30, 2013 and December 31, 2012 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2013 and December 31, 2012, respectively.

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2013 and December 31, 2012, respectively.

The fair value of the Company’s available-for-sale investment is determined using the present value of expected cash flows based on projected earnings and other information readily available from the business venture (Level 3 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2013 and December 31, 2012, respectively. The discounted cash flow valuation technique is based on significant unobservable inputs of revenue and expense projections, appropriately risk weighted, as the investment is in a start-up entity. The significant unobservable inputs used in the fair value measurement of the Company’s available-for-sale investment are long-term revenue growth and pretax operating margin. A significant increase (decrease) in any of those inputs in isolation would result in a lower or higher fair value measurement.

The fair value of foreign currency derivatives are determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2013 and December 31, 2012, respectively. These identical instruments are traded on a closed exchange.

There were no significant transfers between Level 1 and Level 2 during the six months ended June 30, 2013 or 2012. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The table below sets forth a summary of changes in the fair value of the Company’s available-for-sale investment measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period:

	Available For Sale Investments
	2013	2012
Beginning balance, January 1,	$1,350	$1,012
Transfers into/out of Level 3	—	—
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Change in other comprehensive income	—	338
Purchases, issuances, sales and settlements	—	—

Ending balance, June 30,	$1,350	$1,350

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(150)

There were no transfers in or out of the Company’s level 3 assets during the six months ended June 30, 2013.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at June 30, 2013			As at December 31, 2012
	Minimum Lease Payments	Financed Sales Receivables	Total	Minimum Lease Payments	Financed Sales Receivables	Total
In good standing	$12,489	$74,790	$87,279	$11,508	$69,310	$80,818
Credit watch	408	10,118	10,526	—	10,930	10,930
Pre-approved transactions	599	377	976	467	293	760
Transactions suspended	2,195	408	2,603	2,200	681	2,881

	$15,691	$85,693	$101,384	$14,175	$81,214	$95,389

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at June 30, 2013		As at December 31, 2012
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Net investment in leases	$2,792	$(1,130)	$2,666	$(1,130)
Net financed sales receivables	1,162	(66)	1,322	(66)

	$3,954	$(1,196)	$3,988	$(1,196)

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

The Company’s aged financing receivables are as follows:

	As at June 30, 2013
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$109	$476	$1,285	$1,870	$13,821	$15,691	$(1,230)	$14,461
Net financed sales receivables	1,182	1,877	1,305	4,364	81,329	85,693	(66)	85,627

Total	$1,291	$2,353	$2,590	$6,234	$95,150	$101,384	$(1,296)	$100,088

	As at December 31, 2012
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$144	$202	$1,240	$1,586	$12,589	$14,175	$(1,130)	$13,045
Net financed sales receivables	1,063	670	1,267	3,000	78,214	81,214	(66)	81,148

Total	$1,207	$872	$2,507	$4,586	$90,803	$95,389	$(1,196)	$94,193

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at June 30, 2013
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$12	$100	$34	$146	$1,803	$—	$1,949
Net financed sales receivables	394	420	1,065	1,879	14,864	—	16,743

Total	$406	$520	$1,099	$2,025	$16,667	$—	$18,692

	As at December 31, 2012
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$11	$59	$23	$93	$1,449	$—	$1,542
Net financed sales receivables	223	382	864	1,469	16,173	—	17,642

Total	$234	$441	$887	$1,562	$17,622	$—	$19,184

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

	For the Three Months Ended June 30, 2013
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	188	220	(66)	172	—
Recorded investment for which there is no related allowance:
Net financed sales receivables	358	49	—	363	—
Total recorded investment in impaired loans:

Net financed sales receivables	$546	$269	$(66)	$535	$—

	For the Three Months Ended June 30, 2012
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	725	339	(173)	731	—
Total recorded investment in impaired loans:

Net financed sales receivables	$725	$339	$(173)	$731	$—

	For the Six Months Ended June 30, 2013
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	188	220	(66)	172	—
Recorded investment for which there is no related allowance:
Net financed sales receivables	358	49	—	367	22
Total recorded investment in impaired loans:

Net financed sales receivables	$546	$269	$(66)	$539	$22

	For the Six Months Ended June 30, 2012
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	725	339	(173)	740	—
Total recorded investment in impaired loans:

Net financed sales receivables	$725	$339	$(173)	$740	$—

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables is as follows:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:
Beginning balance	$1,130	$66	$1,130	$66
Charge-offs	—	—	—	—
Provision	100	—	100	—

Ending balance	$1,230	$66	$1,230	$66

Ending balance: individually evaluated for impairment	$1,230	$66	$1,230	$66

Financing receivables:
Ending balance: individually evaluated for impairment	$15,690	$85,692	$15,690	$85,692

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:
Beginning balance	$1,624	$443	$1,833	$316
Charge-offs	—	—	(257)	—
Recoveries	—	(2)	—	(2)
Provision	268	(268)	316	(141)

Ending balance	$1,892	$173	$1,892	$173

Ending balance: individually evaluated for impairment	$1,892	$173	$1,892	$173

Financing receivables:
Ending balance: individually evaluated for impairment	$16,284	$73,972	$16,284	$73,972

(d) Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates. A majority portion of the Company’s revenues is denominated in U.S. dollars while a substantial portion of its costs and expenses is denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In China and Japan the Company has ongoing operating expenses related to its operations in Chinese Renminbi and Japanese yen, respectively. Net cash flows are converted to and from U.S. dollars generally through the spot market. The Company also has cash receipts under leases denominated in Chinese Renminbi, Japanese yen, Canadian dollar and Euros which are converted to U.S. dollars generally through the spot market. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at June 30, 2013 (the “Foreign Currency Hedges”), with settlement dates throughout 2014. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The Company currently does not hold any derivatives which are not designated as hedging instruments and therefore no gain or loss pertaining to an ineffective portion has been recognized.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value foreign exchange contracts as at:

	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$23,959	$8,069

Fair value of derivatives in foreign exchange contracts as at:

	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other Assets	$—	$297
Foreign exchange contracts — Forwards	Accrued and other liabilities	(549)	—

		$(549)	$297

Derivatives in Foreign Currency Hedging relationships are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Foreign exchange contracts — Forwards	Derivative Gain (Loss) Recognized in OCI (Effective Portion)	$(498)	$(150)	$(800)	$237

		$(498)	$(150)	$(800)	$237

	Location of Derivative Gain Reclassified from AOCI into Income	Three Months Ended June 30,		Six Months Ended June 30,
	(Effective Portion)	2013	2012	2013	2012
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$(82)	$(87)	$48	$(136)

		$(82)	$(87)	$48	$(136)

Non Designated Derivatives in Foreign Currency relationships are as follows:

	Location of Derivative Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$—	$(351)	$—	$829

		$—	$(351)	$—	$829

(e) Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of ASC 323 and ASC 320, as appropriate. As at June 30, 2013, the equity method of accounting is being utilized for an investment with a carrying value of $2.4 million (December 31, 2012 — $3.0 million). For the three months ended June 30, 2013, gross revenues, cost of revenue and net loss for the investment were $0.8 million, $3.2 million and $4.3 million, respectively (2012 — $2.8 million, $2.9 million and $2.4 million, respectively). For the six months ended June 30, 2013, gross revenues, cost of revenue and net loss for the investment $4.2 million, $6.9 million and $6.5 million, respectively (2012 — $3.8 million, $6.0 million and $6.9 million, respectively). The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. The difference between the Company’s investment balance and the amount of underlying equity in net assets owned by the Company amounts to $0.4 million and relates to goodwill. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under ASC 320 and is recorded at a total fair value of $1.4 million at June 30, 2013 (December 31, 2012 — $1.4 million). In the three and six months ended June 30, 2012, the Company recognized an other-than-temporary impairment for its investment of $0.2 million and $0.2 million, respectively. This investment is classified as an available-for-sale investment. In the second quarter of 2013, the Company invested $1.0 million in the preferred shares of an enterprise which meets the criteria for classification as an equity security under ASC 320. This investment is classified as held-to-maturity. The total carrying value of investments in new business ventures at June 30, 2013 is $4.8 million (December 31, 2012 — $4.4 million) and is recorded in Other Assets.

IMAX CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.” IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as such, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. As of June 30, 2013 there were 767 IMAX theater systems (634 commercial multiplexes, 19 commercial destinations, 114 institutional) operating in 54 countries. This compares to 663 theater systems (529 commercial multiplexes, 20 commercial destinations, 114 institutional) operating in 52 countries as of June 30, 2012.

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

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. Accordingly, one of the Company’s key short-term initiatives is the development of a next-generation laser-based digital projection system, which it plans to begin rolling out in the second half of 2014. The Company believes that a laser projection solution will be the first IMAX digital projection system capable of illuminating the largest screens in its network, which are currently film-based, and will enhance the access of these screens to the full array of IMAX digital content. In 2011, the Company announced the completion of a deal in which it secured certain license rights to a portfolio of intellectual property in the digital cinema field owned by the Eastman Kodak Company (“Kodak”). The transaction involves exclusive rights to technology related to laser projection as well as rights in the digital cinema field to a broader range of Kodak technology. On February 7, 2012, the Company announced an agreement with Barco N.V. (“Barco”) to co-develop a laser-based digital projection system that incorporates Kodak technology. The Company believes that these arrangements with Kodak and Barco will enable IMAX laser projectors to present greater brightness and clarity, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology.

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

Joint Revenue Sharing Arrangements

The Company also provides IMAX theater systems to customers under joint revenue sharing arrangements, pursuant to which the Company provides the IMAX theater system in return for a portion of the customer’s IMAX box-office receipts, and in some cases concession revenues and/or a small upfront or initial payment. Pursuant to these revenue-sharing arrangements, the Company retains title to the theater system equipment components and the applicable rent payments are contingent, instead of fixed or determinable, on film performance. Joint revenue sharing arrangements generally have a 10-year initial term and are typically renewable by the customer for one or more additional terms of between 5 and 10 years. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally non-cancellable by the customer unless the Company fails to perform its obligations.

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network, which has grown by approximately 264.8% since 2008. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box office. The Company funds its joint revenue sharing arrangements through cash flows from operations and the Company’s credit facility. As at June 30, 2013, the Company had 336 theaters in operation under joint revenue sharing arrangements, a 22.6% increase as compared to the 274 joint revenue sharing arrangements open as at June 30, 2012. The Company also had contracts in backlog for an additional 127 theaters under joint revenue sharing arrangements as at June 30, 2013.

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

Theater System Maintenance

For all IMAX theaters, theater owners or operators are also generally responsible for paying the Company an annual maintenance and extended warranty fee. Under these arrangements, the Company provides proactive and reactive maintenance services to every theater in its network to ensure that each presentation is up to the highest IMAX quality standard. Annual maintenance fees are generally paid throughout the duration of the term of the theater agreements and are typically indexed to a local consumer price index.

Other Theater Revenues

The Company derives a small portion of its revenues from other sources. As at June 30, 2013 and December 31, 2012, the Company had four owned and operated theaters. In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to two theaters. The Company also rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers. Additionally, the Company generates revenues from the sale of after-market parts and 3D glasses.

Revenue from theater system arrangements is recognized at a different time from when cash is collected. See “Critical Accounting Policies” below for further discussion on the Company’s revenue recognition policies.

IMAX Theater Network

The following table outlines the breakdown of the theater network by type and geographic location as at June 30:

	2013 Theater Network Base				2012 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	301	6	55	362	278	6	59	343
Canada	33	2	7	42	31	2	7	40
Greater China (1)	120	—	21	141	78	—	19	97
Asia (excluding Greater China)	56	3	7	66	44	4	7	55
Western Europe	44	7	11	62	35	7	10	52
Russia & the CIS	38	—	—	38	24	—	—	24
Latin America(2)	20	—	11	31	18	—	10	28
Rest of the World	22	1	2	25	21	1	2	24

Total	634	19	114	767	529	20	114	663

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

As of June 30, 2013, approximately 52.7% of IMAX systems in operation were located in the United States and Canada compared to 57.8% as at June 30, 2012. The commercial exhibitor market in the United States and Canada represents an important customer base for the Company in terms of both collections under existing arrangements and potential future theater system contracts. The Company has targeted these operators for the sale or sales-type lease of its IMAX digital projection system, as well as for joint revenue sharing arrangements. While the Company is pleased with its progress in the U.S. and Canadian exhibitor markets, there is no assurance that the Company’s progress in these markets will continue, particularly as a higher percentage of these markets are penetrated. To minimize the Company’s credit risk in this area, the Company retains title to the underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

The Company believes that over time its commercial multiplex theater network could grow to approximately 1,700 IMAX theaters worldwide from 634 commercial multiplex IMAX theaters operating as of June 30, 2013. While the Company continues to grow in the United States and Canada, it believes that the majority of its future growth will come from underpenetrated, international markets. As at June 30, 2013, approximately 47.3% of IMAX systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 42.2% as at June 30, 2012. Risks associated with the Company’s international business are outlined in Risk Factors – “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2012 Form 10-K.

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at June 30:

	2013			2012
	IMAX Commercial Multiplex Theater Network			IMAX Commercial Multiplex Theater Network
	JRSA	Sale / Sales- type lease	Total	JRSA	Sale / Sales- type lease	Total
Domestic Total (United States & Canada)	220	114	334	204	105	309

International:
Greater China	63	57	120	32	46	78
Asia (excluding Greater China)	27	29	56	22	22	44
Western Europe	26	18	44	13	22	35
Russia & the CIS	—	38	38	—	24	24
Latin America	—	20	20	—	18	18
Rest of the World	—	22	22	3	18	21

International Total	116	184	300	70	150	220

Worldwide Total	336	298	634	274	255	529

As at June 30, 2013, 220 (2012 — 204) of the 336 (2012 — 274) theaters under joint revenue sharing arrangements in operation, or 65.5% (2012 — 74.5%) were located in the United States and Canada, with the remaining 116 (2012 — 70) or 34.5% of arrangements being located in international markets. The Company continues to seek to expand its network of theaters under joint revenue sharing arrangements, particularly in select international markets.

Sales Backlog

The Company’s sales backlog is as follows:

	June 30, 2013			June 30, 2012
	Number of Systems		Dollar Value (in thousands)	Number of Systems		Dollar Value (in thousands)
Sales and sale-type lease arrangements	157	(1)(3)	$185,773	145	(1)	$184,466
Joint revenue sharing arrangements	127	(2)	34,571	135		24,988

	284	(4)	$220,344	280	(4)	$209,454

(1)	Includes 11 upgrades from film-based IMAX theater systems to an IMAX digital or laser theater system as at June 30, 2013 (2012 — 1).
(2)	Includes 3 upgrades from film-based IMAX theater systems to an IMAX digital or laser theater system as at June 30, 2013.
(3)	Includes 6 short-term digital upgrades, for large film-based theaters, and one new signing, which will ultimately be upgraded to a Laser projection system when available.
(4)	Reflects the minimum number of theater systems arising from signed contracts in backlog.

The number of theater systems in the backlog and their dollar value fluctuates depending on the number of new theater system arrangements signed from quarter to quarter, which adds to backlog, and its installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated theater. Sales backlog includes initial fees along with the estimated present value of contractual ongoing fees due over the lease term; however, it excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that may be received in the future. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, operating leases, letters of intent or long-term conditional theater commitments. The value of theaters under joint revenue sharing arrangements is generally excluded from the dollar value of sales backlog, although certain theater systems under joint revenue sharing arrangements provide for contracted upfront payments and therefore carry a backlog value based on these payments. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.

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

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at June 30:

	2013					2012
	JRSA	Sale / Lease		Total		JRSA	Sale / Lease		Total
Domestic Total (United States & Canada)	34	27		61		28	12		40

International:
Greater China	72	41		113		85	47		132
Asia (excluding Greater China)	14	24		38		15	21		36
Western Europe	7	2		9		7	1		8
Russia & the CIS	—	19		19		—	24		24
Latin America	—	37		37		—	35		35
Rest of the World	—	7		7		—	5		5

International Total	93	130		223		107	133		240

Worldwide Total	127	157	(1)(2)	284	(1)(2)	135	145	(3)	280	(3)

(1)	Includes 7 upgrades from a film-based theater system to a xenon-based digital theater system in an existing IMAX theater location.
(2)	Includes 10 laser-based digital systems for installation in existing IMAX theater locations (7 in commercial theaters and 3 in institutional theaters).
(3)	Includes one upgrade from a film-based theater system to a digital theater system in an existing IMAX theater location.

Approximately 78.5% of IMAX theater system arrangements in backlog as at June 30, 2013 are scheduled to be installed in international markets.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013		2012	2013		2012
Theater System Signings:
Full new sales and sale-type lease arrangements	18	(1)	10	32	(2)	28
New joint revenue sharing arrangements	7		28	10		33

Total new theaters	25		38	42		61
Upgrades of IMAX theater systems	9	(3)(4)	2	17	(5)(6)	2

Total theater signings	34		40	59		63

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013		2012	2013		2012
Theater System Installations:
Full new sales and sale-type lease arrangements	11		11	17		19
New joint revenue sharing arrangements	18		9	22		17

Total new theaters	29		20	39		36
Upgrades of IMAX theater systems	1		—	8	(6)	10

Total theater installations	30		20	47		46

(1)	Includes one signing which replaced a theater under an existing arrangement in backlog.
(2)	Includes two signings which replaced theaters under an existing arrangement in backlog.
(3)	Includes five signings for the installation of laser-based digital systems in existing theater locations.
(4)	Includes upgrades to xenon-based digital systems under short-term operating lease arrangements (3 signings).
(5)	Includes seven signings for the installation of laser-based digital systems in existing theater locations.
(6)	Includes upgrades to xenon-based digital systems under short-term operating lease arrangements (5 signings, 2 installations).

The Company estimates that it will install approximately 110 to 125 new theater systems (excluding digital upgrades) for the full year of 2013. Unlike in previous years in which the Company’s installation estimates were limited to scheduled installations from backlog, the Company now includes in its estimates not only scheduled systems from backlog, but also the Company’s estimate of installations from arrangements that will sign and install in the same calendar year. The Company cautions, however, that theater system installations slip from period to period in the course of the Company’s business, usually for reasons beyond its control.

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

IMAX films benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have increasingly sought IMAX-specific enhancements to generate interest in and excitement for their films. Such enhancements include shooting selected scenes with IMAX cameras to increase the audience’s immersion in the film, taking advantage of the unique dimensions of the IMAX screen by shooting the film in a larger aspect ratio and early release windows exclusively in IMAX. In May 2013, Star Trek Into Darkness: An IMAX 3D Experience was featured with select sequences shot with IMAX cameras, and in November 2013, The Hunger Games: Catching Fire: The IMAX Experience, will also be released which will feature select sequences shot with IMAX cameras. Several recent movies, including Skyfall: The IMAX Experience in 2012 and Oblivion: The IMAX Experience in 2013 have featured footage taking advantage of the larger projected IMAX aspect ratio.

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

The Company believes that its international expansion is an important driver of future growth for the Company. In fact, during the six months ended June 30, 2013, 53.4% of the Company’s gross box-office from IMAX DMR films was generated in international markets, as compared to 51.8% in the six months ended June 30, 2012. To support growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets. During 2012, five local-language IMAX DMR films were released, including four in China and one in France. For 2013, the Company has announced the release of seven local language IMAX DMR films, including three in China and one in each of Japan, Russia, France, and India. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX network in 2013 and beyond.

In addition to the 17 IMAX DMR films released to the IMAX theater network during the first six months of 2013, 17 additional IMAX DMR films are scheduled to be released to its theater network during the remaining six months of 2013:

•	Despicable Me 2: An IMAX 3D Experience (Universal Pictures, July 2013, select international markets);

•	White House Down: The IMAX Experience (Sony Pictures, July 2013, select international markets);

•	Man of Tai Chi: The IMAX Experience (China Film Group, Wanda Group, Village Roadshow, July 2013, China only);

•	Lone Ranger: The IMAX Experience (Walt Disney Pictures, July 2013, select international markets);

•	Pacific Rim: An IMAX 3D Experience (Warner Bros., July 2013);

•	Elysium: The IMAX Experience (Sony Pictures, August 2013);

•	The Mortal Instruments: City of Bones: The IMAX Experience (Sony Pictures, August 2013);

•	Riddick: The IMAX Experience (Universal Pictures, September 2013);

•	The Wizard of Oz: An IMAX 3D Experience (Picturehouse, September 2013);

•	Metallica Through the Never: An IMAX 3D Experience (Warner Bros., September 2013);

•	Gravity: An IMAX 3D Experience (Warner Bros., October 2013);

•	Stalingrad: An IMAX 3D Experience (AR Films, October 2013, Russia and the CIS only);

•	The Young and Prodigious T.S. Spivet: An IMAX 3D Experience (Epithète Films., October 2013, France only);

•	Ender’s Game: The IMAX Experience (Lionsgate, November 2013);

•	The Hunger Games: Catching Fire: The IMAX Experience (Lionsgate, November 2013);

•	The Hobbit: The Desolation of Smaug: An IMAX 3D Experience (Warner Bros., December 2013); and

•	Dhoom 3: The IMAX Experience (Yash Raj Films, December 2013, India only).

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate, and anticipates that a similar number of IMAX DMR films will be released to the IMAX network in 2013 to the 35 that were released to the IMAX network in 2012.

Other Film Revenues: Film Distribution and Post-Production

The Company is also a distributor of large-format films, primarily for its institutional theater partners. The Company generally distributes films which it produces or for which it has acquired distribution rights from independent producers. The Company generally receives a percentage of the theater box-office receipts as a distribution fee.

Films produced by the Company are typically financed through third parties, whereby the Company will generally receive a film production fee in exchange for producing the film and a distribution fee for distributing the film. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. The Company utilizes third-party funding for the majority of original films it produces and distributes. In 2012, the Company, along with Warner Bros. Pictures (“WB”) and MacGillivray Freeman Films (“MFF”) released an original title, To the Artic 3D: An IMAX 3D Experience. In 2011, the Company, along with WB, released Born to be Wild 3D: An IMAX 3D Experience. In January 2013, the Company announced an agreement with MFF to jointly finance, market and distribute up to four films (with an option for four additional films) produced by MFF to be released exclusively to IMAX theaters. The agreement will provide IMAX’s institutional theater partners access to an increased flow of the highest-quality, large-format documentaries over the years to come.

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

The Company considers the following significant estimates, assumptions and judgments to have the most significant effect on its results:

Revenue Recognition

The Company generates revenue from various sources as follows:

•

design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 54 countries as at June 30, 2013;

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

Theater Systems

The Company has identified the projection system, sound system, screen system and, if applicable, 3D glasses cleaning machine, theater design support, supervision of installation, projectionist training and the use of the IMAX brand to be a single deliverable and a single unit of accounting, (“the System Deliverable”). When an arrangement does not include all the elements of a System Deliverable, the elements of the System Deliverable included in the arrangement are considered by the Company to be a single deliverable and a single unit of accounting. The Company is not responsible for the physical installation of the equipment in the customer’s facility; however, the Company supervises the installation by the customer. The customer has the right to use the IMAX brand from the date the Company and the customer enter into an arrangement.

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

In a certain sales arrangement not subject to the provisions of the amended FASB ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements” (“ASC 605-25”), the Company provided a customer with digital upgrades on several systems, including several specified upgrades to an as-of-yet undeveloped product. At the current period-end, the upgrade right in the agreement expired such that contract consideration became fixed. Accordingly, on June 30, 2013, the Company allocated total arrangement consideration on a relative selling price allocation basis, and recognized revenue on all delivered elements based on this allocation.

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

Deferred Tax Asset Valuation

As at June 30, 2013, the Company had net deferred income tax assets of $32.1 million. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historic operating results, projected future operating results, reversing temporary differences, contracted sales backlog at June 30, 2013, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies.

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

RESULTS OF OPERATIONS

Management, including the Company’s Chief Operating Decision Maker (as defined in the Segment Reporting Topic of the FASB ASC) who is the Company’s CEO, assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), write-downs net of recoveries, interest income, interest expense and tax (provision) recovery are not allocated to the segments. As identified in note 16 to the accompanying condensed consolidated financial statements in Item 1, the Company has the following seven reportable segments identified by category of product sold or service provided:

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

The Company’s Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations has been organized by the Company into two primary reporting groups – IMAX Theater Systems and Film. Each of the Company’s reportable segments, as identified above, have been classified into one of these broader reporting groups for purposes of MD&A discussion. The Company believes that this approach is consistent with management’s view of the business and is not expected to have an impact on the readers’ ability to understand the Company’s business. Management feels that a discussion and analysis based on its reporting groups is significantly more relevant as the Company’s consolidated statements of operations captions combine results from several segments.

Three Months Ended June 30, 2013 Versus Three Months Ended June 30, 2012

The Company reported net income of $11.8 million or $0.18 per basic share and $0.17 per diluted share for the second quarter of 2013, as compared to net income of $11.0 million or $0.17 per basic share and $0.16 per diluted share for the second quarter of 2012. Net income for the second quarter of 2013 includes a $3.1 million charge, or $0.05 per diluted share, for stock-based compensation (2012 — $3.7 million or $0.06 per diluted share). Adjusted net income, which consists of net income excluding stock-based compensation expense and the related tax benefit, was $15.0 million, or $0.22 per diluted share, in the second quarter of 2013, as compared to adjusted net income of $14.7 million, or $0.22 per diluted share, for the second quarter of 2012. A reconciliation of net income, the most directly comparable U.S. GAAP measure, to adjusted net income and adjusted net income per diluted share is presented in the table below:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$11,816	$0.17	$11,034	$0.16
Adjustments:
Stock-based compensation	3,125	0.05	3,694	0.06
Tax benefit of items listed above	31	—	7	—

Adjusted net income	$14,972	$0.22	$14,735	$0.22

Weighted average diluted shares outstanding		68,893		68,374

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
(In thousands of US dollars)	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
IMAX Theater Systems
IMAX Systems
Sales and sales-type leases(1)	$17,105	$14,948	$7,154	$8,034
Ongoing rent, fees, and finance income(2)	3,687	3,099	3,575	3,073
Other	4,149	3,057	622	180

	24,941	21,104	11,351	11,287

Theater System Maintenance	7,952	6,989	3,160	2,568

Joint Revenue Sharing Arrangements	18,336	15,593	13,507	11,117

Film
Production and IMAX DMR	25,952	19,744	14,936	12,358
Film distribution and post-production	5,112	6,780	622	1,503

	31,064	26,524	15,558	13,861

	$82,293	$70,210	$43,576	$38,833

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the second quarter of 2013 increased by 17.2% to $82.3 million from $70.2 million in the same period last year, due in large part to increases in revenue from the joint revenue sharing arrangement and film segments. The gross margin across all segments in the second quarter of 2013 was $43.6 million, or 52.9% of total revenue, compared to $38.8 million, or 55.3% of total revenue in the second quarter of 2012.

IMAX Systems

IMAX systems revenue increased 18.2% to $24.9 million in the second quarter of 2013, as compared to $21.1 million in the second quarter of 2012.

Revenue from sales and sales-type leases increased 14.4% to $17.1 million in the second quarter of 2013 from $14.9 million in the second quarter of 2012. The Company recognized revenue on 11 full, new theater systems which qualified as either sales or sales-type leases in the second quarter of 2013, with a total value of $12.1 million, as compared to 11 full, new theater systems in the second quarter of 2012, with a total value of $15.3 million. There was one digital upgrade installation with a value of $0.6 million recognized in the second quarter of 2013, as compared to no digital upgrades in the second quarter of 2012. Digital upgrades typically have lower sales prices and gross margin than full theater system installations. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers. There were no used system recognitions in the three months ended June 30, 2013 and 2012.

Average revenue per full, new sales and sales-type lease system was $1.1 million for the three months ended June 30, 2013, as compared to $1.4 million for the three months ended June 30, 2012. Average revenue per upgrade was $0.6 million for the three months ended June 30, 2013.

The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangement (see discussion below) installations by theater system configuration for the second quarter of 2013 and 2012 is outlined in the table below:

	Three Months Ended June 30,
	2013	2012
Sales and Sales-type lease systems—installed and recognized
IMAX 3D GT	—	1
IMAX digital	11	10

Total new theater systems	11	11
IMAX digital upgrades	1	—

	12	11
Joint revenue sharing arrangements—installed and operating
New IMAX digital theater systems	18	9

	30	20

Settlement revenue was $nil and $nil for the three months ended June 30, 2013 and 2012, respectively.

IMAX theater systems gross margin from full, new sales and sale-type leases, excluding the impact of settlements and asset impairment charges was, 58.7% in the second quarter of 2013 versus 61.3% in the second quarter of 2012. Gross margin from digital upgrades was $0.1 million in the second quarter of 2013, as compared to $nil in the second quarter of 2012. There were no used systems installed during the second quarter of 2013 and 2012. In addition, in the second quarter of 2012, the Company incurred a charge of $0.4 million for equipment to enable certain theaters to elect to exhibit films such as The Dark Knight Rises in either digital or analog format.

During the second quarter of 2013, the Company recognized revenue for 13 theater systems (10 sales and 3 operating leases) under a digital upgrade arrangement which were previously installed, but revenue recognition was deferred. The arrangement contained provisions providing the customer with standard digital upgrades, which were installed, and a number of as-of-yet undeveloped upgrades. The Company’s policy is to defer revenue recognition until the upgrade right expires, if applicable, or a digital upgrade is delivered. On June 30, 2013 the upgrade right in the agreement expired such that contract consideration became fixed. Therefore, in the second quarter of 2013, the Company recognized revenue and gross margin of $3.1 million and a loss of $0.3 million, respectively, from these 10 theater systems which qualify as sales. Revenue earned from the 3 systems, which qualify as operating leases, are included in the Company’s ongoing rent revenue and finance income discussed below.

In the second quarter of 2013, one of the Company’s customers acquired an IMAX theater from another existing customer that had been operating under a joint revenue sharing arrangement. This theater was purchased from the Company under a sale arrangement. As a result of this sale transaction, the Company recorded revenue and margin of $0.9 million and $0.6 million, respectively. This above-referenced theater was included in the Company’s second quarter of 2013 signings total.

Ongoing rent revenue and finance income was $3.7 million in the second quarter of 2013 compared to $3.1 million in the second quarter of 2012. Gross margin for ongoing rent and finance income increased to $3.6 million in comparison to $3.1 million in the second quarter of 2013 and 2012, respectively. Contingent fees included in this caption amounted to $1.2 million and $0.6 million in the three months ended June 30, 2013 and 2012, respectively.

Other revenue increased to $4.1 million in the second quarter of 2013 compared to $3.1 million in the same period in 2012, due to an increase in revenues from theater operations. Other revenue primarily includes revenue generated from the Company’s theater operations, camera rental business and after-market sales of projection system parts and 3D glasses.

The gross margin from other revenue was $0.6 million in the second quarter of 2013 as compared to $0.2 million in the second quarter of 2012.

Theater System Maintenance

Theater system maintenance revenue increased 13.8% to $8.0 million during the second quarter of 2013 as compared to $7.0 million in the second quarter of 2012. Theater system maintenance gross margin increased $0.6 million to $3.2 million in the second quarter of 2013 as compared to $2.6 million in the prior year comparative period. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins can vary depending on the mix of theater system configurations in the theater network and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenue from joint revenue sharing arrangements increased 17.6% to $18.3 million in the second quarter of 2013 compared to $15.6 million in the second quarter of 2012. The Company ended the second quarter of 2013 with 336 theaters operating under joint revenue sharing arrangements, as compared to 274 theaters at the end of the second quarter of 2012. The increase in revenues from joint revenue sharing arrangements was largely due to a larger joint revenue sharing theater network as compared to prior year comparative period. During the quarter, the Company installed 18 full, new theaters under joint revenue sharing arrangements, as compared to 9 in prior year comparative period.

The gross margin from joint revenue sharing arrangements in the second quarter of 2013 increased 21.5% to $13.5 million, as compared to $11.1 million in the second quarter of 2012. Included in the calculation of second quarter gross margin were certain advertising, marketing and selling expenses primarily associated with new theater launches of $0.9 million, as compared to $0.7 million incurred in the prior year period. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses from both periods, was $14.4 million in the second quarter of 2013, as compared to $11.8 million in the second quarter of 2012. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

	Three Months Ended June 30,
	2013	2012
Gross margin from joint revenue sharing arrangements	$13,507	$11,117
Add:
Advertising, marketing and selling expenses	905	677

Adjusted gross margin from joint revenue sharing arrangements	$14,412	$11,794

Film

Revenues from the Company’s film segments increased 17.1% to $31.1 million in the second quarter of 2013 from $26.5 million in the second quarter of 2012, largely due to higher film production and IMAX DMR revenues and post-production revenues partially offset by lower film distribution revenues. Film production and IMAX DMR revenues increased 31.4% to $26.0 million in the second quarter of 2013 from $19.7 million in the second quarter of 2012. The increase in film production and IMAX DMR revenues was largely due to continued network growth. Gross box office generated by IMAX DMR films increased 26.6% to $219.7 million for the second quarter of 2013 from $173.5 million for the second quarter of 2012. Gross box office per screen for the three months ended June 30, 2013 averaged $353,300 in comparison to $341,900 in the comparable period last year. In the second quarter of 2013, gross box office was generated primarily by the exhibition of 13 films (listed below), as compared to 12 films primarily exhibited during the second quarter of 2012:

Three Months Ended June 30, 2013 – Films Exhibited	Three Months Ended June 30, 2012 – Films Exhibited
Les Misérables: The IMAX Experience	The Hunger Games: The IMAX Experience
Jack the Giant Slayer: An IMAX 3D Experience	Wrath of the Titans: An IMAX 3D Experience
Oz: The Great and Powerful: An IMAX 3D Experience	Titanic: An IMAX 3D Experience
G.I. Joe: Retaliation: An IMAX 3D Experience	Houba! On the Trail of the Marsupilami: The IMAX Experience
Dragon Ball Z: Battle of the Gods: An IMAX 3D Experience	Battleship: The IMAX Experience
Jurassic Park: An IMAX 3D Experience	The Avengers: An IMAX 3D Experience
Oblivion: The IMAX Experience	Dark Shadows: The IMAX Experience
Iron Man 3: An IMAX 3D Experience	Men In Black III: An IMAX 3D Experience
Star Trek Into Darkness: An IMAX 3D Experience	Prometheus: An IMAX 3D Experience
Fast & Furious 6: The IMAX Experience	Madagascar 3: Europe’s Most Wanted: An IMAX 3D Experience
After Earth: The IMAX Experience	Rock of Ages: The IMAX Experience
Man of Steel: An IMAX 3D Experience	The Amazing Spiderman: An IMAX 3D Experience
World War Z: An IMAX 3D Experience

Other revenues attributable to the film segment decreased to $5.1 million in the second quarter of 2013 from $6.8 million in the second quarter of 2012. This decrease was largely due to there being no IMAX original films released in the current period, whereas To the Arctic 3D was released in the second quarter of 2012.

The Company’s gross margin from its film segments in the second quarter of 2013 increased to $15.6 million from $13.9 million in the second quarter of 2012. Film production and IMAX DMR gross margin increased to $14.9 million in the second quarter of 2013 from $12.4 million in the second quarter of 2012, primarily due to continued network growth. Other gross margin attributable to the film segment for the second quarter of 2013 was $0.6 million as compared to $1.5 million in the prior year comparative period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $22.1 million in the second quarter of 2013, as compared to $20.4 million in the second quarter of 2012. The $1.7 million increase experienced from the prior year comparative period was largely the result of the following:

•	a $1.0 million increase in legal and professional fees related to pending litigation and new business initiatives;

•	a $0.5 million increase in other general corporate expenditures;

•

a $0.3 million increase due to a change in foreign exchange rates. During the second quarter ended June 30, 2013, the Company recorded a foreign exchange loss of $0.8 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign currency forward contracts as compared to a loss of $0.5 million recorded in the prior year comparative period; and

•	increases in staff costs, including salaries and benefits, of $0.4 million were offset by savings in entertainment and travel expenses of $0.5 million.

Research and Development

Research and development expenses were $3.7 million in the second quarter of 2013 compared to $2.5 million in the second quarter of 2012 and are primarily attributable to the development of the Company’s new laser-based digital projection system. The Company is developing its next-generation laser projector, which is expected to provide greater brightness and clarity, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers.

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

Receivable Provisions, Net of Recoveries

The Company recorded receivable provisions, net of recoveries of $0.1 million for accounts receivable and financing receivables in the second quarter of 2013, which was consistent with the prior year comparative period.

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

Interest Income and Expense

Interest income was less than $0.1 million in the second quarter of 2013, which was consistent with the second quarter of 2012.

Interest expense was $0.3 million in the second quarter of 2013, as compared to $0.5 million in the second quarter of 2012. Included in interest expense is the amortization of deferred finance costs of $0.1 million and less than $0.1 million in the second quarter of 2013 and 2012, respectively. The Company’s policy is to defer and amortize, over the life of the debt instrument, all the costs relating to debt financing which are paid directly to the debt provider.

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

There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence, including projected future earnings. As at June 30, 2013, the Company had a gross deferred income tax asset of $38.2 million, against which the Company is carrying a $6.1 million valuation allowance. For the three months ended June 30, 2013, the Company recorded an income tax provision of $4.8 million, of which a provision of $0.1 million was related to an increase in unrecognized tax benefits.

The Company anticipates utilizing the majority of its currently-available tax attributes over the next two years.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 “Investments – Equity Method and Joint Ventures” (“ASC 323”). At June 30, 2013, the equity method of accounting is being utilized for an investment with a carrying value of $2.4 million (December 31, 2012 – $3.0 million). For the three months ended June 30, 2013, gross revenues, cost of revenue and net loss for the investment were $0.8 million, $3.2 million and $4.3 million, respectively (2012 – $2.8 million, $2.9 million, and $2.4 million, respectively). The Company has recorded its proportionate share of the net loss which amounted to $0.5 million for the second quarter of 2013 and a net loss of $0.2 million in the second quarter of 2012.

Six Months Ended June 30, 2013 Versus Six Months Ended June 30, 2012

The Company reported net income of $14.7 million or $0.22 per basic share and $0.21 per diluted share for the six months ended June 30, 2013, as compared to net income of $13.5 million or $0.21 per basic and $0.20 per diluted share for the six months ended June 30, 2012. Net income for the six months ended June 30, 2013 includes a $5.9 million charge, or $0.09 per diluted share, for stock-based compensation (2012 – $7.5 million or $0.11 per diluted share). Adjusted net income, which consists of net income excluding stock-based compensation expense and the related tax expense, was $20.5 million, or $0.30 per diluted share, in the six months ended June 30, 2013, as compared to adjusted net income of $20.8 million, or $0.31 per diluted share, for the six months ended June 30, 2012. A reconciliation of net income, the most directly comparable U.S. GAAP measure, to adjusted net income and adjusted net income per diluted share is presented in the table below:

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net income	$14,677	$0.21	$13,543	$0.20
Add:
Stock-based compensation	5,933	0.09	7,496	0.11
Tax expense on items listed above	(74)	—	(194)	—

Adjusted net income	$20,536	$0.30	$20,845	$0.31

Weighted average diluted shares outstanding		68,769		68,190

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
IMAX Systems
Sales and sales-type leases(1)	$26,902	$27,814	$12,462	$12,684
Ongoing rent, fees, and finance income(2)	6,628	5,891	6,481	5,835
Other	6,132	5,397	273	(277)

	39,662	39,102	19,216	18,242

Theater System Maintenance	15,741	13,836	6,214	5,294

Joint Revenue Sharing Arrangements	27,712	27,291	19,643	19,054

Film
Production and IMAX DMR	40,307	33,582	24,149	20,288
Film distribution and post-production	8,740	11,995	393	2,816

	49,047	45,577	24,542	23,104

	$132,162	$125,806	$69,615	$65,694

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the six months ended June 30, 2013 increased by 5.1% to $132.2 million from $125.8 million in the same period last year, due in large part to an increases in revenue from the Company’s theater system maintenance and film segments. The gross margin across all segments in the six months ended June 30, 2013 was $69.6 million, or 52.7% of total revenue, compared to $65.7 million, or 52.2% of total revenue, in the six months ended June 30, 2012.

IMAX Systems

IMAX systems revenue increased 1.4% to $39.7 million in the six months ended June 30, 2013, as compared to $39.1 million in the six months ended June 30, 2012.

Revenue from sales and sales-type leases decreased 3.3% to $26.9 million in the six months ended June 30, 2013 from $27.8 million in the six months ended June 30, 2012. The Company recognized revenue on 17 full, new theater systems which qualified as either sales or sales-type leases in the six months ended June 30, 2013, with a total value of $19.8 million, versus 19 full, new theater systems in the six months ended June 30, 2012, with a total value of $24.6 million. Additionally, the Company recognized revenue on the installation of 3 digital upgrades in the six months ended June 30, 2013, with a total value of $2.1 million, as compared to 8 digital upgrades and one 3D GT upgrade (from a 2D GT system) in the six months ended June 30, 2012, with a total value of $3.1 million. Digital upgrades typically have lower sales prices and gross margin than full theater system installations. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers. There were no used systems installed in the six months ended June 30, 2013 and 2012.

Average revenue per full, new sales and sales-type lease systems was $1.2 million for the six months ended June 30, 2013, compared to $1.3 million for the six months ended June 30, 2012. Average revenue per digital upgrade was $0.7 million for the six months ended June 30, 2013, as compared to $0.3 million during the six months ended June 30, 2012.

The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangements (see discussion below) installations by theater system configuration for the six months ended June 30, 2013 and 2012 is outlined in the table below:

	Six Months Ended June 30,
	2013		2012
Sales and Sales-type lease systems—installed and recognized
IMAX 3D GT	—		2	(2)
IMAX digital	17		18

Total new theater systems	17		20
IMAX digital upgrades	5	(1)	8

	22		28
IMAX digital upgrades—installed and deferred	3		1

Total Sales and sales-type leases installed	25		29
Joint revenue sharing arrangements—installed and operating
IMAX digital	22		17

	47		46

(1)	Includes 2 upgrades to xenon-based digital systems under short-term operating lease arrangements.
(2)	Includes the upgrade of one system under a sale arrangement from a 2D GT projection system to a 3D projection system.

Settlement revenue was $0.4 million and $nil for the six months ended June 30, 2013 and 2012, respectively.

IMAX theater systems margin from full, new sales and sale-type leases, excluding the impact of settlements and asset impairment charges, was 60.5% in the six months ended June 30, 2013, as compared to 61.1% in the six months ended June 30, 2012. Gross margin from digital upgrades was $0.9 million in the six months ended June 30, 2013, as compared to $nil in the six months ended June 30, 2012. In addition, in the six months ended June 30, 2012, the Company incurred a charge of $1.2 million for equipment to enable certain theaters to elect to exhibit films such as The Dark Knight Rises in either digital or analog format.

In the first six months of 2013, the Company recognized revenue for 13 theater systems (10 sales and 3 operating leases) under a digital upgrade arrangement which were previously installed, but revenue recognition was deferred. The arrangement contained provisions providing the customer with standard digital upgrades, which were installed, and a number of as-of-yet undeveloped upgrades. The Company’s policy is to defer revenue recognition until the upgrade right expires, if applicable, or a digital upgrade is delivered. On June 30, 2013 the upgrade right in the agreement expired such that contract consideration became fixed. Therefore, in the first six months of 2013, the Company recognized revenue and gross margin of $3.1 million and a loss of $0.3 million, respectively, from these 10 theater systems which qualify as sales. Revenue earned from the 3 systems, which qualify as operating leases, are included in the Company’s ongoing rent revenue and finance income discussed below.

In the six months ended 2013, one of the Company’s customers acquired an IMAX theater from another existing customer that had been operating under a joint revenue sharing arrangement. This theater was purchased from the Company under a sale arrangement. As a result of this sale transaction, the Company recorded revenue and margin of $0.9 million and $0.6 million, respectively. This above-referenced theater was included in the Company’s 2013 signings total.

Ongoing rent revenue and finance income increased to $6.6 million in the six months ended June 30, 2013 compared to $5.9 million in the six months ended June 30, 2012. Gross margin for ongoing rent and finance income increased to $6.5 million in the six months ended June 30, 2013 from $5.8 million in the six months ended June 30, 2012. Contingent fees included in this caption amounted to $1.7 million and $1.0 million in the six months ended June 30, 2013 and 2012, respectively.

Other revenue increased to $6.1 million in the six months ended June 30, 2013, compared to $5.4 million in the same period in 2012 due to an increase in revenue from the Company’s theater operations. Other revenue primarily includes revenue generated from the Company’s theater operations, camera rental business and after-market sales of projection system parts and 3D glasses.

The gross margin from other revenue was $0.3 million in the six months ended June 30, 2013 as compared to a loss of $0.3 million in the six months ended June 30, 2012.

Theater System Maintenance

Theater system maintenance revenue increased 13.8% to $15.7 million during the six months ended June 30, 2013, as compared to $13.8 million during the six months ended June 30, 2012. Theater system maintenance gross margin was $6.2 million in the six months ended June 30, 2013 which is higher than the $5.3 million experienced in the six months ended June 30, 2012. In the six months ended June 30, 2012, the Company recorded a write-down of $0.2 million for certain service parts inventories. Maintenance margins can vary depending on the mix of theater system configurations in the theater network and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenue from joint revenue sharing arrangements increased to $27.7 million in the six months ended June 30, 2013, as compared to $27.3 million in the six months ended June 30, 2012. The Company ended the six month period with 336 theaters operating under joint revenue sharing arrangements, as compared to 274 theaters at the end of the six months ended June 30, 2012. The increase in revenues from joint revenue sharing arrangements was primarily due to a larger joint revenue sharing theater network as compared to the prior year comparative period. During the six months ended June 30, 2013, the Company installed 22 full, new theaters under joint revenue sharing arrangements, as compared to 17 new theaters during the prior year comparative period.

The gross margin from joint revenue sharing arrangements in the six months ended June 30, 2013 increased to $19.6 million from $19.1 million in the six months ended June 30, 2012. Included in the calculation of gross margin in the first six months of 2013 were certain advertising, marketing and selling expenses primarily associated with new theater launches of $1.1 million which was consistent with the prior year comparative period. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses from both periods, was $20.7 million in the six months ended June 30, 2013, compared to $20.1 million in the year ago period. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

	Six Months Ended June 30,
	2013	2012
Gross margin from joint revenue sharing arrangements	$19,643	$19,054
Add:
Advertising, marketing and selling expenses	1,088	1,032

Adjusted gross margin from joint revenue sharing arrangements	$20,731	$20,086

Film

Revenue from the Company’s film segments increased 7.6% to $49.0 million in the six months ended June 30, 2013 from $45.6 million in the six months ended June 30, 2012, largely due to higher film production and IMAX DMR revenues partially offset by lower film distribution and post-production revenues. Film production and IMAX DMR revenues increased 20.0% to $40.3 million in the six months ended June 30, 2013 from $33.6 million in the six months ended June 30, 2012. The increase in film production and IMAX DMR revenues was largely due to continued network growth. Gross box office generated by IMAX DMR films increased to $348.8 million for the six months ended June 30, 2013 from $295.2 million for the six months ended June 30, 2012, an 18.1% increase year-over-year. Gross box office per screen for the six months ended June 30, 2013 averaged $568,900, in comparison to $591,100 in the comparable period last year. In 2013, gross box office was generated primarily by the exhibition of 22 films to IMAX theaters (listed below), as compared to 20 films primarily exhibited during the six months ended June 30, 2012, in each case as listed below:

Six Months Ended June 30, 2013 – Films Exhibited	Six Months Ended June 30, 2012 – Films Exhibited
Skyfall: The IMAX Experience	Happy Feet Two: An IMAX 3D Experience
Life of Pi: An IMAX 3D Experience	Mission: Impossible – Ghost Protocol: The IMAX Experience
CZ12: An IMAX 3D Experience	The Adventures of Tintin: The Secret of the Unicorn: An IMAX 3D Experience
The Hobbit: An Unexpected Journey: An IMAX 3D Experience
Les Misérables: The IMAX Experience	Flying Swords of Dragon Gate: An IMAX 3D Experience
The Grandmaster: The IMAX Experience	Underworld: Awakening: An IMAX 3D Experience
Hansel & Gretel: Witch Hunters: An IMAX 3D Experience	Journey 2: The Mysterious Island: An IMAX 3D Experience
Journey to the West: Conquering the Demons: An IMAX 3D Experience	The Lorax: An IMAX 3D Experience John Carter: An IMAX 3D Experience
Top Gun: An IMAX 3D Experience	The Hunger Games: An IMAX 3D Experience
A Good Day to Die Hard: The IMAX Experience	Wrath of the Titans: An IMAX 3D Experience
Jack the Giant Slayer: An IMAX 3D Experience	Titanic: An IMAX 3D Experience
Oz: The Great and Powerful: An IMAX 3D Experience	Houba! On the Trail of the Marsupilami: The IMAX Experience
G.I. Joe: Retaliation: An IMAX 3D Experience	Battleship: The IMAX Experience
Dragon Ball Z: Battle of the Gods: An IMAX 3D Experience	The Avengers: An IMAX 3D Experience
Jurassic Park: An IMAX 3D Experience	Dark Shadows: The IMAX Experience
Oblivion: The IMAX Experience	Men in Black III: An IMAX 3D Experience
Iron Man 3: An IMAX 3D Experience	Prometheus: An IMAX 3D Experience
Star Trek Into Darkness: An IMAX 3D Experience	Madagascar 3: Europe’s Most Wanted: An IMAX 3D Experience
Fast & Furious 6: The IMAX Experience	Rock of Ages: The IMAX Experience
After Earth: The IMAX Experience	The Amazing Spiderman: An IMAX 3D Experience
Man of Steel: An IMAX 3D Experience
World War Z: An IMAX 3D Experience

Other revenues attributable to the film segment decreased 27.1% to $8.7 million in the six months ended June 30, 2013 from $12.0 million in the six months ended June 30, 2012. This decrease was largely due to there being no IMAX original films released in the current period, whereas To the Arctic 3D was released in the six months ended June 30, 2012.

The Company’s gross margin from its film segments increased 6.2% in the six months ended June 30, 2013 to $24.5 million from $23.1 million in the six months ended June 30, 2012. Film production and IMAX DMR gross margins increased to $24.1 million from $20.3 million in the six months ended June 30, 2012, primarily due to continued network growth. Other gross margin attributable to the film segment was $0.4 million in the six months ended June 30, 2013 as compared to $2.8 million in the six months ended June 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were consistent at $39.6 million in the six months ended June 30, 2013 and 2012. The following reflects the activity changes in selling, general and administrative expenses as compared to the prior year period:

•	a $2.2 million decrease resulting from a gain on the curtailment of Canadian postretirement benefits; and

•	a $1.5 million decrease in the Company’s stock-based compensation expense.

These decreases were offset by:

•	a $1.3 million increase in salaries and benefits and other staff costs, which was largely offset by lower travel and entertainment costs of $0.9 million;

•

a $1.7 million increase due to a change in foreign exchange rates. During the six months ended June 30, 2013, the Company recorded a foreign exchange loss of $0.8 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign currency forward contracts as compared to a gain of $0.9 million recorded in the prior year comparative period; and

•	a $1.6 million increase in costs associated with growing the business globally, including professional fees, marketing and other general corporate expenditures.

Research and Development

Research and development expenses increased to $7.3 million in the six months ended June 30, 2013 compared to $5.1 million in the six months ended June 30, 2012 and are primarily attributable to the development of the Company’s new laser-based digital projection system. The Company is developing its next-generation laser projector, which is expected to provide greater brightness and clarity, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers.

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

Receivable Provisions, Net of Recoveries

Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.1 million in the six months ended June 30, 2013 as compared to $0.6 million for the six months ended June 30, 2012.

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

Interest Income and Expense

Interest income was less than $0.1 million in the six months ended June 30, 2013, as compared to $0.1 million in the six months ended June 30, 2012.

Interest expense was $0.7 million in the six months ended June 30, 2013, which decreased from the $1.0 million experienced in the six months ended June 30, 2012. Included in interest expense is the amortization of deferred finance costs in the amount of $0.2 million in the six months ended June 30, 2013 as compared to $0.1 million in the prior year comparative period. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Income Taxes

There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings. The Company recorded an income tax provision of $5.9 million for the six months ended June 30, 2013, of which a provision of $0.2 million is related to an increase in unrecognized tax benefits. For the six months ended June 30, 2012, the Company recorded an income tax provision of $4.7 million, of which a provision of $0.2 million was related to an increase in unrecognized tax benefits.

Due to a change in enacted tax rates, the Company recorded an increase to deferred tax assets and a decrease to the deferred tax provision of $0.7 million in the six months ended June 30, 2012.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. At June 30, 2013, the equity method of accounting is being utilized for an investment with a carrying value of $2.4 million (December 31, 2012 — $3.0 million). For the six months ended June 30, 2013, gross revenues, cost of revenue and net loss for the investment were $4.2 million, $6.9 million and $6.5 million, respectively (2012 – $3.8 million, $6.0 million, and $6.9 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.7 million for the six months ended June 30, 2013 as compared to $0.7 million in the prior year comparative period.

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

The Company’s indebtedness under the Credit Facility includes the following:

	June 30, 2013	December 31, 2012
Revolving Loan	$18,000	$11,000

Total amounts drawn and available under the Credit Facility at June 30, 2013 were $18.0 million and $182.0 million, respectively (December 31, 2012 — $11.0 million and $99.0 million, respectively).

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

The amounts outstanding under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin of (a) 1.50%, 1.75% or 2.00% depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement) per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. In addition, the Company is obligated to pay a Commitment Fee (as defined in the Credit Agreement) per annum of between 0.25% and 0.50% of the unused portion of the Credit Facility, depending on the Company’s Total Leverage Ratio. Term loans, if any, under the Credit Facility must be repaid under a 5-year straight line amortization, with a balloon payment due at maturity. The Company is required to provide an interest rate hedge for 50% of any term loans outstanding after January 1, 2015. Under the Credit Facility, the effective interest rate for the three and six months ended June 30, 2013 for the revolving loan portion was 2.19% and 2.40%, respectively. Under the Prior Credit Facility, the effective interest rate for the three and six months ended June 30, 2012 was 2.32% and 2.42%, respectively.

The Credit Facility provides that the Company will be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1. The Company will also be required to maintain minimum EBITDA (as defined in the Credit Agreement) of $70.0 million between closing and September 30, 2013, which requirement increases to $80.0 million on December 31, 2013, $90.0 million on December 31, 2014, and $100.0 million on December 31, 2015. The Company must also maintain a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 2.5:1 between closing and September 30, 2013, which requirement decreases to (i) 2.25:1 on December 31, 2013; (ii) 2.0:1 on December 31, 2014; and (iii) 1.75:1 on December 31, 2015. The ratio of total debt to EBITDA was 0.17:1 as at June 30, 2013, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $18.0 million. EBITDA is calculated as follows:

EBITDA per Credit Facility:	For the 3 months ended June 30, 2013	For the 12 months ended June 30, 2013(1)
(In thousands of U.S. Dollars)
Net income	$11,816	$42,471
Add:
Loss from equity accounted investments	434	1,312
Provision for income taxes	4,793	16,327
Interest expense, net of interest income	336	320
Depreciation and amortization, including film asset amortization	11,483	36,012
Write-downs net of recoveries including asset impairments and receivable provisions	55	743
Stock and other non-cash compensation	3,317	12,474
Gain on curtailment of postretirement benefits	—	(2,185)

	$32,234	$107,474

(1)	Ratio of total debt calculated using twelve months ended EBITDA

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

Letters of Credit and Other Commitments

As at June 30, 2013, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2012 — $nil), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at June 30, 2013, the Company had letters of credit and advance payment guarantees outstanding of $0.4 million under the Bank of Montreal Facility as compared to $0.9 million as at December 31, 2012.

Cash and Cash Equivalents

As at June 30, 2013, the Company’s principal sources of liquidity included cash and cash equivalents of $20.8 million, the Credit Facility, anticipated collection from trade accounts receivable of $62.7 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $17.8 million and payments expected in the next 12 months on existing backlog deals. As at June 30, 2013, the Company had drawn down $18.0 million on the Credit Facility (with remaining availability of $182.0 million). There were $nil letters of credit and advance payment guarantees outstanding under the Credit Facility and $0.4 million under the Bank of Montreal Facility.

During the six months ended June 30, 2013, the Company’s operations provided cash of $8.0 million. The Company used cash of $16.6 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements, to purchase other intangible assets, including costs to develop the Company’s new ERP system, and to purchase property, plant, and equipment. Based on management’s current operating plan for 2013, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements and to fund DMR agreements with studios. Cash flows from joint revenue sharing arrangements are derived from the theater box office and concession revenues and the Company invested directly in the roll out of 22 new theater systems under joint revenue sharing arrangements during the six months ended June 30, 2013.

The Company believes that cash flow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to existing joint revenue sharing arrangements for the next 12 months.

The Company’s operating cash flow will be adversely affected if management’s projections of future signings for theater systems and film performance, theater installations and film productions are not realized. In addition, as a result of the implementation of the Company’s new ERP system certain invoicing and collections were delayed during the first quarter of the year. The Company has made significant progress in resolving these delays and anticipates that the impact will be substantially resolved in the remainder of 2013. The Company believes these amounts, the majority of which have now been billed, are collectible. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2012 Form 10-K), there is no guarantee that the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

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

Cash provided by operating activities amounted to $8.0 million for the six months ended June 30, 2013. Changes in other non-cash operating assets as compared to December 31, 2012 include: an increase of $6.0 million in financing receivables; an increase of $20.7 million in accounts receivable; an increase of $1.7 million in inventories and an increase of $0.7 million in prepaid expenses. Changes in other operating liabilities as compared to December 31, 2012 include: an increase in accounts payable of $4.1 million and an increase of $0.1 million in accrued liabilities including payments of $1.0 million for variable stock-based compensation expense.

Included in accrued liabilities at June 30, 2013 was $20.5 million in respect of accrued pension obligations.

Investing Activities

Net cash used in investing activities amounted to $17.6 million in the six months ended June 30, 2013, which includes an investment in joint revenue sharing equipment of $10.4 million, purchases of $5.1 million in property, plant and equipment, an investment in new business ventures of $1.0 million and an increase in other intangible assets of $1.1 million.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2013 amounted to $8.9 million, primarily due to the net increase of bank indebtedness of $7.0 million, as compared to $5.0 million for six months ended June 30, 2012.

Capital Expenditures

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, other intangible assets and investments in film assets were $28.6 million for the six months ended June 30, 2013 as compared to $30.2 million for the six months ended June 30, 2012.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligations	2013	2014	2015	2016	2017	Thereafter
Pension obligations (1)	$21,058	$—	$21,058	$—	$—	$—	$—
Credit Facility(2)	18,000	—	—	—	—	—	18,000
Operating lease obligations (3)	12,074	3,517	5,402	1,242	533	533	847
Purchase obligations (4)	9,512	9,374	138	—	—	—	—
Postretirement benefits obligations (5)	2,507	59	76	102	122	140	2,008
Capital lease obligations (6)	8	8	—	—	—	—	—

	$63,159	$12,958	$26,674	$1,344	$655	$673	$20,855

(1)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2013), although Mr. Gelfond has not informed the Company that he intends to retire at that time.
(2)	Interest on the Credit Facility is payable monthly in arrears based on the applicable variable rate and is not included above.
(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s properties in New York and Santa Monica, and at the various owned and operated theaters.
(4)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
(5)	In February 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company’s postretirement liability was reduced by $2.6 million, resulting in a pre-tax curtailment gain in the first quarter of 2013 of $2.2 million.
(6)	The Company’s total minimum annual payments to be made under capital leases, mostly consisting of payments for IT hardware and various other fixed assets.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan (the “SERP”) covering Messrs. Gelfond and Wechsler. As at June 30, 2013, the Company had an unfunded and accrued projected benefit obligation of approximately $20.5 million (December 31, 2012 — $20.4 million) in respect of the SERP.

On August 1, 2010, the Company made a lump sum payment to Mr. Wechsler in accordance with the terms of the plan, representing a settlement of Mr. Wechsler’s entitlement under the SERP. Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause (as defined in his employment agreement), he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. The term of Mr. Gelfond’s current employment agreement has been extended through December 31, 2013, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the extension, Mr. Gelfond also agreed that any compensation earned during 2011, 2012 and 2013 would not be included in calculating his entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at June 30, 2013, the Company had an unfunded benefit obligation of $2.0 million (December 31, 2012 — $4.6 million). In February 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company’s postretirement liability was reduced by $2.6 million, resulting in a pre-tax curtailment gain in the first quarter of 2013 of $2.2 million. See note 4 to the audited consolidated financial statements in Item 8 of the Company’s 2012 Form 10-K for additional details.

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at June 30, 2013, the Company had an unfunded benefit obligation of $0.5 million (December 31, 2012 — $0.5 million).

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

For the three and six months ended June 30, 2013, the Company recorded a foreign exchange loss of $0.8 million and a loss of $0.8 million, respectively, as compared to a foreign exchange loss of $0.5 million and gain of $0.9 million for the three and six months ended June 30, 2012, respectively, associated with the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2014. In addition, at June 30, 2013, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered foreign currency hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statement of operations. The notional value of foreign currency hedging instruments was $24.0 million as at June 30, 2013 (December 31, 2012 — $8.1 million). A loss of $0.5 million and loss of $0.8 million was recorded to Other Comprehensive Income with respect to the depreciation/appreciation in the value of these contracts in the three and six months ended June 30, 2013, respectively (2012 — loss of $0.2 million and gain of $0.2 million, respectively). A loss of $0.1 million and gain of less than $0.1 million for the three and six months ended June 30, 2013, respectively (2012 — loss of $0.1 million and loss of $0.1 million, respectively) was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses. The notional value of forward contracts that do not qualify for hedge accounting at June 30, 2013 was $nil (December 31, 2012 — $nil).

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At June 30, 2013, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros was $18.8 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2013, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $1.9 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at June 30, 2013, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at June 30, 2013, the Company borrowings under the Credit Facility were $18.0 million (December 31, 2012 — $11.0 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in LIBOR. The Company had variable rate debt instruments representing approximately 10.2% and 6.5% of its total liabilities as at June 30, 2013 and December 31, 2012, respectively. If interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately less than $0.1 million and interest income from cash would increase by approximately less than $0.1 million for the quarter ended June 30, 2013. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate debt and cash balances at June 30, 2013.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at June 30, 2013 and has concluded that, as at the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the first quarter of 2013, the Company implemented a new enterprise resource planning (“ERP”) system. The implementation of the new ERP system resulted in material changes to the nature and type of the Company’s internal controls over financial reporting during the most recent fiscal quarter. The Company reviewed the implementation effort as well as the impact on its internal controls over financial reporting and where appropriate, is making changes to these controls over financial reporting to address these system changes. The Company expects the transition period to be completed in 2013 as controls evolve under the new system. The Company believes that the internal control changes resulting from the new ERP implementation will improve the overall control environment. There were no other changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

The 2013 Annual and Special Meeting of Shareholders of the Company was held on June 11, 2013.

Set forth below are the matters acted upon by the Company’s shareholders at the Annual and Special Meeting, and the final voting results on each such matter.

Election of Directors

By a vote by way of show of hands, Michael MacMillan was elected as Class II director of the Company to hold office until the year 2014 and Richard L. Gelfond, Martin Pompadur and Bradley J. Wechsler were elected as Class III directors of the Company to hold office until the year 2016 or until their successors are elected or appointed. Management received proxies from the shareholders to vote for the four directors nominated for election as follows:

Director	Votes For	Votes Withheld	Broker Non-Votes
Richard L. Gelfond	51,998,339	390,604	6,955,795
Michael MacMillan	52,195,978	192,965	6,955,795
Martin Pompadur	52,133,560	255,383	6,955,795
Bradley J. Wechsler	51,261,622	1,127,321	6,955,795

In addition to the foregoing directors, the following directors continued in office Neil S. Braun, Eric A. Demirian, Garth M. Girvan, David E. Leebron, and Marc A. Utay.

Appointment of Auditor

By a vote by way of show of hands, PricewaterhouseCoopers, LLP (“PwC”) were appointed auditors of the Company to hold office until the next annual meeting of shareholders and shareholders authorized the directors to fix their remuneration. Management received proxies from the shareholders to vote for the re-appointment of PwC as follows:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
58,446,330	797,018	101,285	105

Approval of Amendments to Articles of Amalgamation

By a vote by way of show of hands, shareholders approved the amendments to Schedule II of the Articles of Amalgamation, as outlined in the Company’s April 24, 2013 Proxy Circular and Proxy Statement. Management received proxies from the shareholders to vote for the amendments to Schedule II of the Articles of Amalgamation as follows:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
52,283,898	91,480	38,864	6,930,496

Confirmation of Amendments to By-Law No. 1

By a vote by way of show of hands, shareholders confirmed the amendments to By-Law No.1 by repeal and replacement, as outlined in the Company’s April 24, 2013 Proxy Circular and Proxy Statement. Management received proxies from the shareholders to vote for the confirmation of the amendments to By-Law No. 1 as follows:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
52,266,912	96,033	51,296	6,930,497

Approval of the 2013 IMAX Long-Term Incentive Plan

By a vote by way of show of hands the shareholders approved the 2013 IMAX LTIP. A copy of the IMAX LTIP is attached hereto as Exhibit 10.1. Management received proxies from the shareholders to vote for the approval of the IMAX LTIP as follows:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
48,472,421	3,898,798	43,128	6,930,391

Named Executive Officer Compensation (“Say-on-Pay”)

By a vote by way of show of hands, the compensation of the Company’s Named Executive Officers was approved. Management received proxies from the shareholders to vote for the approval of the compensation of the Company’s Names Executive Officers as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
51,793,702	461,675	158,865	6,930,496

There were no other matters coming before the meeting that required a vote by the shareholders.

Item 6. Exhibits

Exhibit No.	Description

10.21	Third Amending Agreement, dated June 12, 2013, between IMAX Corporation and Greg Foster.

10.26	Statement of Directors’ Compensation, dated June 11, 2013.

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated July 25, 2013, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated July 25, 2013, by Joseph Sparacio.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated July 25, 2013, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated July 25, 2013, by Joseph Sparacio.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION

Date: July 25, 2013	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio Executive Vice-President & Chief Financial Officer (Principal Financial Officer)

Date: July 25, 2013	By:	/s/ JEFFREY VANCE
Jeffrey Vance Senior Vice-President, Finance & Controller (Principal Accounting Officer)