Form 10-Q
period 2013-09-30
IMAX CORP
filed 2013-10-24
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2013
Common stock, no par value	67,518,740

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

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, DMR®, IMAX nXos®, IMAX think big®, think big® and IMAX Is Believing are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Cash and cash equivalents	$25,955	$21,336
Accounts receivable, net of allowance for doubtful accounts of $1,513 (December 31, 2012 — $1,564)	44,321	42,007
Financing receivables (notes 4 and 18(c))	99,591	94,193
Inventories (note 5)	14,306	15,794
Prepaid expenses	4,576	3,833
Film assets	6,305	3,737
Property, plant and equipment (note 6)	126,930	113,610
Other assets (notes 10(c), 18(d) and 18(e))	27,739	23,963
Deferred income taxes (note 14(a))	31,052	36,461
Goodwill	39,027	39,027
Other intangible assets (note 7)	27,688	27,911

Total assets	$447,490	$421,872

Liabilities
Bank indebtedness (note 8)	$5,000	$11,000
Accounts payable	17,051	15,144
Accrued and other liabilities (notes 9(a), 9(c), 10, 15(b), 17(a), 17(c) and 18(d))	67,181	68,695
Deferred revenue	73,789	73,954

Total liabilities	163,021	168,793

Commitments, contingencies and guarantees (notes 9 and 10)

Shareholders’ equity
Capital stock (note 15) common shares — no par value. Authorized — unlimited number.
Issued and outstanding — 67,518,740 (December 31, 2012 — 66,482,425)	323,744	313,744
Other equity	33,642	28,892
Deficit	(70,880)	(87,166)
Accumulated other comprehensive loss (notes 17(a) and 18(d))	(2,037)	(2,391)

Total shareholders’ equity	284,469	253,079

Total liabilities and shareholders’ equity	$447,490	$421,872

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
		As Revised		As Revised
		(note 3)		(note 3)
Revenues
Equipment and product sales	$9,623	$24,327	$40,649	$55,756
Services (note 11(c))	29,061	40,316	98,019	102,312
Rentals (note 11(c))	10,987	14,013	38,782	42,912
Finance income	2,071	2,055	6,079	5,537
Other	—	—	375	—

	51,742	80,711	183,904	206,517

Costs and expenses applicable to revenues
Equipment and product sales (note 11(a))	4,086	10,652	20,561	27,727
Services (notes 11(a) and 11(c))	16,339	21,107	54,783	55,378
Rentals (note 11(a))	4,059	4,202	11,687	12,968
Other	—	—	—	—

	24,484	35,961	87,031	96,073

Gross margin	27,258	44,750	96,873	110,444
Selling, general and administrative expenses (note 11(b) and 17(d)) (including share-based compensation expense of $2.8 million and $8.8 million for the three and nine months ended September 30, 2013, respectively (2012 - expense of $2.8 million and $10.3 million, respectively))	19,778	19,432	59,364	59,032
Research and development	3,974	2,528	11,267	7,623
Amortization of intangibles	409	166	1,146	532
Receivable provisions, net of recoveries	224	241	279	829
Impairment of available-for-sale investment (note 18(b))	—	—	—	150

Income from operations	2,873	22,383	24,817	42,278
Interest income	14	22	39	73
Interest expense	(315)	(373)	(1,008)	(1,375)

Income from operations before income taxes	2,572	22,032	23,848	40,976
Provision for income taxes	(619)	(6,787)	(6,564)	(11,484)
Loss from equity-accounted investments	(344)	(334)	(998)	(1,038)

Net income	$1,609	$14,911	$16,286	$28,454

Net income per share - basic and diluted: (note 15(c))
Net income per share - basic	$0.02	$0.23	$0.24	$0.43

Net income per share - diluted	$0.02	$0.22	$0.24	$0.42

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
		As Revised		As Revised
		(note 3)		(note 3)

Net income	$1,609	$14,911	$16,286	$28,454
Amortization of defined benefit plan actuarial loss (note 17(a))	111	91	333	273
Unrealized postretirement benefit plan actuarial loss (note 17(d))	—	(32)	—	(96)
Loss on curtailment of postretirement benefit plan (note 17(d))	—	—	398	—
Unrealized net gain (loss) from cash flow hedging instruments (note 18(d))	535	589	(265)	826
Realization of cash flow hedging net loss (gain) upon settlement (note 18(d))	179	(158)	131	(22)
Foreign currency translation adjustments (note 1)	(2)	—	(115)	—
Change in market value of available-for-sale investment (note 18(b))	—	—	—	338
Other-than-temporary impairment of available-for-sale investment (note 18(b))	—	—	—	150

Other comprehensive income, before tax	823	490	482	1,469
Income tax expense related to other comprehensive income (note 14(b))	(213)	(126)	(128)	(311)

Comprehensive income	$2,219	$15,275	$16,640	$29,612

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months
	Ended September 30,
	2013	2012
		As Revised
		(note 3)
Cash provided by (used in):
Operating Activities
Net income	$16,286	$28,454
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization (note 12(c))	29,027	24,704
Write-downs, net of recoveries (note 12(d))	279	1,516
Change in deferred income taxes	5,579	9,431
Stock and other non-cash compensation	9,348	11,099
Gain on curtailment of postretirement benefits (note 17(d))	(2,185)	—
Unrealized foreign currency exchange loss (gain)	275	(152)
Loss from equity-accounted investments	998	1,038
Investment in film assets	(16,772)	(13,508)
Changes in other non-cash operating assets and liabilities (note 12(a))	(9,860)	(8,672)

Net cash provided by operating activities	32,975	53,910

Investing Activities
Purchase of property, plant and equipment	(6,167)	(2,599)
Investment in joint revenue sharing equipment	(16,363)	(15,174)
Investment in new business ventures	(2,500)	(381)
Acquisition of other intangible assets	(1,812)	(5,046)

Net cash used in investing activities	(26,842)	(23,200)

Financing Activities
Increase in bank indebtedness	12,000	9,917
Repayment of bank indebtedness	(18,000)	(35,000)
Common shares issued - stock options exercised (note 15(d))	6,745	5,831
Credit facility amendment fees paid	(2,089)	—
Share issuance expenses	(202)	—

Net cash used in financing activities	(1,546)	(19,252)

Effects of exchange rate changes on cash	32	(146)

Increase in cash and cash equivalents during the period	4,619	11,312

Cash and cash equivalents, beginning of period	21,336	18,138

Cash and cash equivalents, end of period	$25,955	$29,450

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

The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). The Company has 9 film production companies that are VIEs. For two of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets and total liabilities of $nil as at September 30, 2013 (December 31, 2012 — $nil). For the other 7 film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at September 30, 2013, these 7 VIEs have total assets and total liabilities of $0.6 million (December 31, 2012 — $15.9 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil and $nil for the three and nine months ended September 30, 2013, respectively (2012 — $nil and $nil, respectively). The carrying value of these investments in VIEs that are not consolidated is $nil at September 30, 2013 (December 31, 2012 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statement of operations. The Company’s exposure, which is determined based on the level of funding contributed by the Company and the development stage of the respective film, is $1.4 million at September 30, 2013 (December 31, 2012 — $0.9 million).

The Company accounts for investments in new business ventures using the guidance of ASC 323 “Investments – Equity Method and Joint Ventures” (“ASC 323”) and ASC 320 – “Investments in Debt and Equity Securities” (“ASC 320”), as appropriate. At September 30, 2013, the equity method of accounting is being utilized for an investment with a carrying value of $2.0 million (December 31, 2012 – $3.0 million). The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. In addition, the Company has an investment in preferred stock of another business venture with a total cost of $1.5 million which meets the criteria for classification as a debt security under ASC 320 and is recorded at a total fair value of $1.4 million at September 30, 2013 (December 31, 2012 – $1.4 million). This investment is classified as an available-for-sale investment. In 2013, the Company invested $2.5 million in the preferred shares of an enterprise which meet the criteria for classification as an equity security under ASC 325 – “Investments – Others” (“ASC 325”). The total carrying value of investments in new business ventures at September 30, 2013 and December 31, 2012, is $5.9 million and $4.4 million, respectively, and is recorded in Other Assets.

All significant intercompany accounts and transactions, including all unrealized intercompany profits on transactions with equity-accounted investees, have been eliminated.

In the first quarter of 2013, the Company determined that the functional currency of one of its wholly-owned subsidiaries had changed from the Company’s reporting currency to the currency of the nation in which it is domiciled. As a result, in accordance with the FASB ASC 830 “Foreign Currency Matters”, the adjustment attributable to current-rate translation of non-monetary assets as of the date of the change was reported in other comprehensive income.

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

2. New Accounting Standards and Accounting Changes

Adoption of New Accounting Policies

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). The purpose of the amendment is to address implementation issues about the scope of FASB issued ASU No. 2011-11 “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities” “(ASU 2011-11”). ASU 2011-11 and ASU 2013-01 were issued in an effort to provide greater comparability within disclosures between entities reporting in U.S. GAAP and International Financial Reporting Standards (“IFRS”) that have offsetting (netting) assets and liabilities. Entities will be required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments in ASU 2013-01 for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. It is to be applied retrospectively for all comparative periods presented. The Company adopted the amended standard on January 1, 2013. The adoption of the amended standard did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The amendments in ASU 2013-02 require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the amended standard on January 1, 2013. The adoption of the amended standard did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, “Derivative and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2013-10”). The amendments in ASU 2013-10 are to permit the use of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. government (UST) and London Interbank Offered Rate (LIBOR). The amendment also removes the restriction of using different benchmark rates for similar hedges. For public entities, the amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company adopted the amended standard on July 17, 2013. The adoption of the amended standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting” (“ASU 2013-07”). The amendments of ASU 2013-07 require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent and to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013 and interim periods therein. Standards should be applied prospectively from the day liquidation becomes imminent. Early adoption is permitted. The Company does not believe that this standard will have a material impact on its condensed consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2013-11”). The amendments of ASU 2013-11 provide entities with guidance of how to present a provision for uncertain tax positions in the financial statements when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. For public entities, the amendments are effective for fiscal years and interim reporting periods beginning after December 15, 2013. The Company does not believe that the adoption of this standard will have a material impact on its condensed consolidated financial statements.

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

The following table presents the impact of the revisions on the Company’s previously issued condensed consolidated statements of operations and comprehensive income:

	Three Months Ended		Nine Months Ended
(in thousands of U.S dollars, except per share amounts)	September 30, 2012		September 30, 2012
	As Reported	As Revised	As Reported	As Revised
Selling, general and administrative expenses	$19,326	$19,432	$58,713	$59,032
Income from operations	$22,489	$22,383	$42,597	$42,278
Income from operations before income taxes	$22,138	$22,032	$41,295	$40,976
Provision for income taxes	$(6,814)	$(6,787)	$(11,599)	$(11,484)
Net income	$14,990	$14,911	$28,658	$28,454
Net income per share - basic	$0.23	$0.23	$0.44	$0.43
Net income per share - diluted	$0.22	$0.22	$0.42	$0.42

Other comprehensive income, before tax	$522	$490	$1,565	$1,469
Income tax expense related to other comprehensive income	$(134)	$(126)	$(336)	$(311)
Comprehensive income	$15,378	$15,275	$29,887	$29,612

4. Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	September 30,	December 31,
	2013	2012
Gross minimum lease payments receivable	$17,893	$18,880
Unearned finance income	(3,613)	(4,705)

Minimum lease payments receivable	14,280	14,175
Accumulated allowance for uncollectible amounts	(1,430)	(1,130)

Net investment in leases	12,850	13,045

Gross financed sales receivables	119,691	114,492
Unearned finance income	(32,884)	(33,278)

Financed sales receivables	86,807	81,214
Accumulated allowance for uncollectible amounts	(66)	(66)

Net financed sales receivables	86,741	81,148

Total financing receivables	$99,591	$94,193

Net financed sales receivables due within one year	$15,682	$10,482
Net financed sales receivables due after one year	$71,059	$70,666

As at September 30, 2013, the financed sale receivables had a weighted average effective interest rate of 9.7% (December 31, 2012 — 8.7%).

5. Inventories

	September 30,	December 31,
	2013	2012
Raw materials	$4,701	$5,424
Work-in-process	917	338
Finished goods	8,688	10,032

	$14,306	$15,794

At September 30, 2013, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $2.3 million (December 31, 2012 — $6.8 million). In 2013, the Company recognized revenue for 13 theater systems (10 sales and 3 operating leases) under xenon-based digital upgrade arrangements, which were previously installed, but revenue recognition was deferred. Upon recognition of these 13 theater systems, the Company’s finished goods inventory decreased by $4.7 million from December 31, 2012.

Inventories at September 30, 2013 includes provisions for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $3.9 million (December 31, 2012 — $4.4 million).

6. Property, Plant and Equipment

	As at September 30, 2013
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)(3)	$148,252	$48,593	$99,659
Camera equipment(6)	4,669	4,410	259

	152,921	53,003	99,918

Assets under construction(4)	12,749	—	12,749

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	15,309	10,267	5,042
Office and production equipment(5)	28,049	21,314	6,735
Leasehold improvements	9,822	8,929	893

	54,773	40,510	14,263

	$220,443	$93,513	$126,930

	As at December 31, 2012
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)	$131,240	$39,140	$92,100
Camera equipment(6)	4,668	4,306	362

	135,908	43,446	92,462

Assets under construction(4)	6,910	—	6,910

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	15,242	9,864	5,378
Office and production equipment(5)	25,777	19,779	5,998
Leasehold improvements	9,734	8,465	1,269

	52,346	38,108	14,238

	$195,164	$81,554	$113,610

(1)	Included in theater system components are assets with costs of $13.9 million (December 31, 2012 — $8.1 million) and accumulated depreciation of $8.6 million (December 31, 2012 — $7.3 million) that are leased to customers under operating leases.
(2)	Included in theater system components are assets with costs of $128.7 million (December 31, 2012 — $118.5 million) and accumulated depreciation of $35.4 million (December 31, 2012 — $29.2 million) that are used in joint revenue sharing arrangements.
(3)	During 2013, the Company signed an amending agreement governing one of its joint revenue sharing arrangements which increased the length of the term for all IMAX theater systems under that arrangement from 10 to 13 years. As a result, the Company adjusted the estimated useful life of its IMAX digital projection systems in use for those joint revenue sharing theaters, on a prospective basis, to reflect the change in term from 10 years to 13 years. This will result in decreased depreciation expense of $0.7 million in 2013 and $1.4 million in each of the next 5 years as the theater systems will now be depreciated over a longer estimated useful life.
(4)	Included in assets under construction are components with costs of $8.4 million (December 31, 2012 — $4.1 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.
(5)	Fully amortized office and production equipment is still in use by the Company.
(6)	Fully amortized camera equipment is still in use by the Company.

7. Other Intangible Assets

	As at September 30, 2013
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$9,126	$6,010	$3,116
Licenses and intellectual property	19,910	2,869	17,041
Other	8,136	605	7,531

	$37,172	$9,484	$27,688

	As at December 31, 2012
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$8,499	$5,670	$2,829
Licenses and intellectual property	19,790	1,730	18,060
Other	7,022	—	7,022

	$35,311	$7,400	$27,911

Other intangible assets of $8.1 million are comprised mainly of the Company’s investment in a new enterprise resource planning system, which the Company started amortizing on January 1, 2013. Fully amortized other intangible assets are still in use by the Company.

During the nine months ended September 30, 2013, the Company acquired $1.9 million in other intangible assets. The net book value of these other intangible assets was $1.8 million as at September 30, 2013. The weighted average amortization period for these additions was 10 years.

During the three and nine months ended September 30, 2013, the Company incurred costs of less than $0.1 million and $0.1 million, respectively, to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses (2012 – less than $0.1 million and $0.1 million).

As at September 30, 2013, estimated amortization expense for each of the years ended December 31, are as follows:

2013 (three months remaining)	$707
2014	2,827
2015	2,781
2016	2,608
2017	2,608
2018	2,608

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

The amounts outstanding under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin of (a) 1.50%, 1.75% or 2.00% depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement) per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. In addition, the Company is obligated to pay a Commitment Fee (as defined in the Credit Agreement) per annum of between 0.25% and 0.50% of the unused portion of the Credit Facility, depending on the Company’s Total Leverage Ratio. Term loans, if any, under the Credit Facility must be repaid under a 5-year straight line amortization, with a balloon payment due at maturity. The Company is required to provide an interest rate hedge for 50% of any term loans outstanding after January 1, 2015. Under the Credit Facility, the effective interest rate for the three and nine months ended September 30, 2013 for the revolving loan portion was 1.95% and 2.26%, respectively. Under the Prior Credit Facility, the effective interest rate for the three and nine months ended September 30, 2012 was 2.39% and 2.41%, respectively.

The Credit Facility provides that the Company will be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1. The Company will also be required to maintain minimum EBITDA (as defined in the Credit Agreement) of $70.0 million between closing and September 30, 2013, which requirement increases to $80.0 million on December 31, 2013, $90.0 million on December 31, 2014, and $100.0 million on December 31, 2015. The Company must also maintain a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 2.5:1 between closing and September 30, 2013, which requirement decreases to (i) 2.25:1 on December 31, 2013; (ii) 2.0:1 on December 31, 2014; and (iii) 1.75:1 on December 31, 2015. The Company was in compliance with all of these requirements at September 30, 2013.

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

Bank indebtedness includes the following:

	September 30,	December 31,
	2013	2012

Revolving Loan	$5,000	$11,000

Total amounts drawn and available under the Credit Facility at September 30, 2013 were $5.0 million and $195.0 million, respectively (December 31, 2012 — $11.0 million and $99.0 million, respectively).

As at September 30, 2013, the Company does not have any letters of credit and advance payment guarantees outstanding (December 31, 2012 — $nil), under the Credit Facility.

In accordance with the loan agreement, the Company is obligated to make payments on the principal of the loan as follows:

2013 (three months remaining)	$—
2014	—
2015	—
2016	—
2017	—
Thereafter	5,000

$5,000

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. There is no settlement risk on its foreign currency forward contracts at September 30, 2013 as the fair value exceeded the notional value of the forward contracts. As at September 30, 2013, the Company has $24.6 million of such arrangements outstanding.

Bank of Montreal Facility

As at September 30, 2013, the Company has available a $10.0 million facility (December 31, 2012 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at September 30, 2013, the Company has letters of credit and advance payment guarantees outstanding of $0.3 million (December 31, 2012 — $0.9 million) under the Bank of Montreal Facility.

9. Commitments

(a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company as at September 30, 2013 for each of the years ended December 31, are as follows:

	Operating Leases	Capital Leases
2013 (three months remaining)	$1,718	$4
2014	5,699	—
2015	1,242	—
2016	533	—
2017	533	—
Thereafter	847	—

	$10,572	$4

Rent expense was $1.5 million and $4.9 million for three and nine months ended September 30, 2013, respectively (2012 — $1.5 million and $4.6 million, respectively).

Recorded in the accrued liabilities balance as at September 30, 2013 is $2.5 million (December 31, 2012 — $2.6 million) related to accrued rent and lease inducements being recognized as an offset to rent expense over the term of the respective leases.

Purchase obligations under long-term supplier contracts as at September 30, 2013 were $9.8 million (December 31, 2012 — $12.1 million).

(b) As at September 30, 2013, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2012 — $nil), under the Credit Facility. As at September 30, 2013, the Company had letters of credit and advance payment guarantees outstanding of $0.3 million as compared to $0.9 million as at December 31, 2012, under the Bank of Montreal Facility.

(c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At September 30, 2013, $1.6 million (December 31, 2012 —$1.8 million) of commissions have been accrued and will be payable in future periods.

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

(b) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”), seeking damages as a result of E-City’s breach of a September 2000 lease agreement. An arbitration hearing took place in November 2005 against E-City which considered all claims by the Company. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. Further hearings took place in July 2006 and December 2006. On August 24, 2007, the ICC issued an award unanimously in favor of the Company in the amount of $9.4 million, consisting of past and future rents owed to the Company under its lease agreements, plus interest and costs. In the award, the ICC upheld the validity and enforceability of the Company’s theater system contract. The Company thereafter submitted its application to the arbitration panel for interest and costs. On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, plus an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid, which the Company is seeking to enforce and collect in full. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India. The Company has opposed that application on a number of grounds and seeks to have the ICC award recognized in India. That Mumbai proceeding is still pending, and on June 13, 2013, the Bombay High Court ruled that it has jurisdiction over the proceeding. On June 24, 2011, the Company commenced an application to the Ontario Superior Court of Justice for recognition of the final award. On December 2, 2011, the Ontario court issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application. On January 18, 2012, the Company filed an application in New York State Supreme Court seeking recognition of the Ontario order in New York. On April 11, 2012, the New York court issued an order granting the Company’s application leading to an entry of $15.5 million judgment in favor of the Company on May 4, 2012. On January 30, 2013, the Company filed an action in the New York Supreme Court seeking to collect the amount due under the New York judgment from certain entities and individuals affiliated with E-City. The defendants in the New York action have answered and objected to the Company’s petition, and they have moved to dismiss for improper service of process. The New York Court heard oral arguments on August 20, 2013 and has taken the matter under advisement.

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

(d) A class action lawsuit was filed on September 20, 2006 in the Canadian Court against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit seeks $210.0 million in compensatory and punitive damages, as well as costs. For reasons released December 14, 2009, the Canadian Court granted leave to the plaintiffs to amend their statement of claim to plead certain claims pursuant to the Securities Act (Ontario) against the Company and certain individuals and granted certification of the action as a class proceeding. These are procedural decisions, and do not contain any conclusions binding on a judge at trial as to the factual or legal merits of the claim. Leave to appeal those decisions was denied. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors’ and officers’ insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits, exclusions and deductibles.

(e) On June 26, 2013, the Company filed suit against GDC Technology (USA) LLC and certain of its affiliates (collectively, “GDC”) in the U.S. District Court for the Central District of California alleging trade secret misappropriation, unjust enrichment and unfair competition and seeking injunctive relief, compensatory damages, and punitive damages. On August 12, 2013, in light of the complicating effects of the interwoven corporate relationships among the GDC defendants on federal diversity jurisdiction, the Company voluntarily dismissed the federal court action and filed a complaint in the Los Angeles County Superior Court alleging the same set of operative facts and same causes of action that had been contained in the District Court action. This action is based on GDC’s commercial exploitation of large format digital theater projection system and film conversion technologies, which the lawsuit alleges were stolen from the Company by its former employee, Gary Tsui, and then provided by Tsui to various technology companies in China. The Company’s action against GDC alleges that GDC is now knowingly and actively using these trade secrets and marketing large format film projection systems and conversion technology that the Company is informed and believes were derived from and incorporate the trade secrets stolen by Tsui. GDC has been served with the lawsuit, but has not yet filed its response. The lawsuit is at a very early stage, and the Company cannot predict the timing or outcome of this matter at this time.

(f) The Company is also involved in litigation against Tsui and related parties in both Canada and China based on Tsui’s theft and use of the Company’s trade secrets. The Company filed a lawsuit against Tsui and other related individuals and entities in the Ontario Superior Court of Justice on December 8, 2009, through which the Company sought injunctive relief to prohibit Tsui from disclosing or using the Company’s confidential and proprietary information and from competing with the Company. The Company is also seeking compensatory and punitive damages. The Ontario Court awarded the injunctive relief sought by the Company on December 22, 2009. On April 30, 2013, a warrant was issued for Tsui’s arrest based on his refusal to comply with the orders of the Ontario court, including with respect to the continued use of the Company’s trade secrets. The Ontario action is to proceed to trial in 2013, though all of Tsui’s defenses were stricken by the Ontario court in a January 2012 contempt order. The Company also initiated suit against Tsui and related parties in Beijing No. 1 Intermediate People’s Court in Beijing, China on February 16, 2013, seeking relief similar to that sought in the Ontario action. The actions in Canada and China remain ongoing.

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

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheets as at September 30, 2013 and December 31, 2012 with respect to this indemnity.

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

11. Condensed Consolidated Statements of Operations Supplemental Information

(a) Selling Expenses

The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs, included in costs and expenses applicable to revenues-equipment and product sales, totaled $0.2 million and $0.9 million for the three and nine months ended September 30, 2013, respectively (2012 — $0.9 million and $2.1 million, respectively).

Film exploitation costs, including advertising and marketing, totaled $0.9 million and $3.3 million for the three and nine months ended September 30, 2013, respectively (2012 — $0.5 million and $3.4 million, respectively) and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $0.4 million and $0.9 million for the three and nine months ended September 30, 2013, respectively (2012 — $0.5 million and $1.0 million, respectively). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $0.5 million and $1.1 million for the three and nine months ended September 30, 2013, respectively (2012 — $0.6 million and $1.1 million, respectively).

(b) Foreign Exchange

Included in selling, general and administrative expenses for the three and nine months ended September 30, 2013 is a gain of $0.8 million and a loss of less than $0.1 million, respectively, for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts compared with a gain of $0.3 million and gain of $1.2 million for the three and nine months ended September 30, 2012, respectively. See note 18(d) for additional information.

(c) Collaborative Arrangements

Joint Revenue Sharing Arrangements

In a joint revenue sharing arrangement, the Company receives a portion of a theater’s box-office and concession revenues and in some cases a small upfront or initial payment, in exchange for placing a theater system at the theater operator’s venue. Under joint revenue sharing arrangements, the customer has the right and the ability to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s joint revenue sharing arrangements are typically non-cancellable for 10 to 13 years with renewal provisions. Title to equipment under joint revenue sharing arrangements does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the theater systems commencing on the date specified in the arrangement’s shipping terms and ending on the date the theater systems are delivered back to the Company.

The Company has signed joint revenue sharing agreements with 36 exhibitors for a total of 545 theater systems, of which 351 theaters were operating as of September 30, 2013, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m) of the Company’s 2012 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Equipment and Product Sales revenue and Rentals revenue and for the three and nine months ended September 30, 2013 amounted to $12.0 million and $39.7 million, respectively (2012 — $13.2 million and $40.5 million, respectively).

IMAX DMR

In an IMAX DMR arrangement, the Company transforms conventional motion pictures into the Company’s large screen format, allowing the release of Hollywood content to the IMAX theater network. In a typical IMAX DMR film arrangement, the Company will absorb its costs for the digital re-mastering of the film and then recoup this cost from a percentage of the gross box-office receipts of the film, which range from 10-15%. The Company does not typically hold distribution rights or the copyright to these films.

For the nine months ended September 30, 2013, the majority of IMAX DMR revenue was earned from the exhibition of 33 IMAX DMR films throughout the IMAX theater network. The Company has entered into arrangements with film producers to convert 9 additional films which are expected to be released during the remainder of 2013, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m) of the Company’s 2012 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three and nine months ended September 30, 2013 amounted to $14.5 million and $54.9 million, respectively (2012 — $25.3 million and $58.8 million, respectively).

Co-Produced Film Arrangements

In certain film arrangements, the Company co-produces a film with a third party whereby the third party retains the copyright and rights to the film, except that the Company obtains exclusive theatrical distribution rights to the film. Under these arrangements, both parties contribute funding to the Company’s wholly-owned production company for the production of the film and for associated exploitation costs. Clauses in the film arrangements provide for the third party to take over the production of the film if the cost of the production exceeds its approved budget or if it appears as though the film will not be delivered on a timely basis.

The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) and 2(m) of the Company’s 2012 Form 10-K.

At September 30, 2013, the Company has 4 significant co-produced film arrangements which makes up greater than 50% of the VIE total assets and liabilities balance of $0.6 million and 3 other co-produced film arrangements, the terms of which are similar.

For the three and nine months ended September 30, 2013, amounts totaling $0.7 million and $2.8 million, respectively (2012 — $1.5 million and $4.7 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

12. Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Nine Months
	Ended September 30,
	2013	2012
Decrease (increase) in:
Accounts receivable	$(2,284)	$9,915
Financing receivables	(5,707)	(4,900)
Inventories	(5,522)	(4,169)
Prepaid expenses	(744)	(955)
Commissions and other deferred selling expenses	(506)	113
Insurance recoveries	78	138
Other assets	926	(1,313)
Increase (decrease) in:
Accounts payable	2,824	(11,174)
Accrued and other liabilities(1)	1,240	(1,528)
Deferred revenue	(165)	5,201

	$(9,860)	$(8,672)

(1)	Change in accrued and other liabilities for the nine months ended September 30, 2013 includes payments of $2.0 million for variable stock-based compensation (2012 - $0.3 million).

(b) Cash payments made on account of:

	Nine Months Ended September 30,
	2013	2012
Income taxes	$831	$977

Interest	$347	$1,181

(c) Depreciation and amortization are comprised of the following:

	Nine Months
	Ended September 30,
	2013	2012
Film assets	$13,901	$12,131
Property, plant and equipment
Joint revenue sharing arrangements	8,588	7,384
Other property, plant and equipment	3,617	3,186
Other intangible assets	2,131	1,507
Other assets	437	368
Deferred financing costs	353	128

	$29,027	$24,704

(d) Write-downs, net of recoveries, are comprised of the following:

	Nine Months
	Ended September 30,
	2013	2012

Accounts receivable (recovery) charge	$(31)	$674
Financing receivables	310	155
Inventories(1)	—	503
Impairment of available-for-sale investment	—	150
Property, plant and equipment	—	18
Other intangible assets	—	11
Other assets	—	5

	$279	$1,516

(1)	In the nine months ended September 30, 2013, the Company recorded a charge of $nil (2012 — $0.2 million) in costs and expenses applicable to revenues – services for certain service parts inventories and a charge of $nil (2012 — $0.3 million) in costs and expenses applicable to revenues – equipment and product sales for the write-down of certain film based inventories.

13. Receivable Provisions, Net of Recoveries

The following table reflects the Company’s receivable provisions net of recoveries recorded in the condensed consolidated statements of operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Accounts receivable provisions, net of recoveries	$14	$241	$(31)	$674
Financing receivables, net of recoveries	210	—	310	155

Receivable provisions, net of recoveries	$224	$241	$279	$829

14. Income Taxes

(a) Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. During the nine months ended September 30, 2013, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings.

As at September 30, 2013, the Company had net deferred income tax assets after valuation allowance of $31.1 million (December 31, 2012 — $36.5 million). As at September 30, 2013, the Company had a gross deferred income tax asset before valuation allowance of $37.2 million (December 31, 2012 — $42.6 million), against which the Company is carrying a $6.1 million valuation allowance (December 31, 2012 — $6.1 million).

Due to a change in enacted tax rates, the Company recorded an increase to deferred tax assets and a decrease to the deferred tax provision of $0.7 million in the second quarter of 2012.

As at September 30, 2013 and December 31, 2012, the Company had a provision for uncertain tax positions (including interest and penalties) of $3.1 million and $2.8 million, respectively, for international withholding taxes. All of the provisions for uncertain tax positions could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, state, provincial and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of operations rather than income tax expense. The Company recognized approximately $nil and $nil in potential interest and penalties associated with its provisions for uncertain tax positions for the three and nine months ended September 30, 2013, respectively (2012 — $0.1 million and $0.2 million, respectively).

(b) Income Tax Effect on Comprehensive Income

The income tax (expense) benefit related to the following items included in other comprehensive income are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
		As Revised		As Revised
		(note 3)		(note 3)

Amortization of actuarial loss on defined benefit plan	$(29)	$(23)	$(87)	$(69)
Unrecognized actuarial loss on postretirement benefit plan	—	8	—	25
Loss on curtailment of postretirement benefit plan	—	—	(100)	—
Unrealized change in cash flow hedging instruments	(138)	(153)	68	(213)
Realization of net cash flow hedging settlements	(46)	42	(35)	7
Foreign currency translation adjustments	—	—	26	—
Change in market value of available-for-sale investment	—	—	—	(42)
Other-than-temporary impairment of available-for-sale investment	—	—	—	(19)

	$(213)	$(126)	$(128)	$(311)

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

The compensation costs recorded in the condensed consolidated statement of operations for all the plans were $2.8 million and $8.8 million for the three and nine months ended September 30, 2013, respectively (2012 — expense of $2.8 million and $10.3 million, respectively).

As at September 30, 2013, the Company has reserved a total of 10,951,073 (December 31, 2012 — 13,296,485) common shares for future issuance under the SOP and IMAX LTIP. Of the common shares reserved for issuance, there are options in respect of 6,683,471 common shares and RSUs in respect of 272,981 common shares outstanding at September 30, 2013. At September 30, 2013, options in respect of 3,521,758 common shares were vested and exercisable.

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

All awards of stock options are made at fair market value of the Company’s common shares on the date of grant. The fair market value of a common share on a given date means the higher of the closing price of a common share on the grant date (or the most recent trading date if the grant date is not a trading date) on the New York Stock Exchange (“NYSE”), the Toronto Stock Exchange (the “TSX”) and such national exchange, as may be designated by the Company’s Board of Directors (the “Fair Market Value”). The stock options vest within 5 years and expire 10 years or less from the date granted. The SOP and IMAX LTIP provide that vesting will be accelerated if there is a change of control, as defined in each plan and upon certain conditions.

The Company recorded an expense of $1.9 million and $6.3 million for the three and nine months ended September 30, 2013, respectively (2012 — $3.2 million and $9.8 million, respectively), related to stock option grants issued to employees and directors in the IMAX LTIP and SOP plans. No income tax benefit is recorded in the condensed consolidated statements of operations for these costs.

The weighted average fair value of all stock options, granted to employees and directors for the three and nine months ended September 30, 2013 at the measurement date was $7.67 per share and $7.10 per share, respectively (2012 — $6.93 per share and $7.49 per share, respectively). The following assumptions were used to estimate the average fair value of the stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Average risk-free interest rate	1.94%	1.07%	1.63%	1.38%
Expected option life (in years)	4.51 - 4.55	5.29 - 5.30	4.51 - 4.63	2.89 - 5.36
Expected volatility	40%	50%	40%	50%
Annual termination probability	0% - 8.52%	8.52% - 8.76%	0% - 8.52%	0% - 8.76%
Dividend yield	0%	0%	0%	0%

Stock options to Non-Employees

During the three and nine months ended September 30, 2013, an aggregate of nil and 2,500, respectively (2012 — nil and 12,500, respectively), stock options to purchase the Company’s common stock with an average exercise price of n/a and $26.28, respectively (2012 — n/a and $22.82, respectively) were granted to certain advisors and strategic partners of the Company. These stock options granted have a maximum contractual life of 7 years and vest between one and 5 years. The stock options granted in 2013 were granted under the IMAX LTIP.

As at September 30, 2013, non-employee stock options outstanding amounted to 75,501 stock options (2012 — 120,001) with a weighted average exercise price of $15.06 (2012 — $14.14). 29,009 stock options (2012 — 34,717) were exercisable with an average weighted exercise price of $10.72 (2012 — $11.59) and the vested stock options have an aggregate intrinsic value of $0.6 million (2012 — $0.3 million). The weighted average fair value of stock options granted to non-employees during the three and nine months ended September 30, 2013 at the measurement date was n/a and $11.50 per share, respectively (2012 — n/a and $11.73 per share, respectively), utilizing a Binomial Model with the following underlying assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Average risk-free interest rate	n/a	n/a	1.64%	1.28%
Contractual option life	n/a	n/a	7 Years	7 Years
Average expected volatility	n/a	n/a	40%	50%
Dividend yield	n/a	n/a	0%	0%

For the three and nine months ended September 30, 2013, the Company recorded a charge of less than $0.1 million and $0.2 million, respectively (2012 — less than $0.1 million and $0.1 million, respectively) to cost and expenses related to revenues – services and selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is an accrual of $0.1 million for non-employee stock options recorded (December 31, 2012 – $0.1 million).

China Long Term Incentive Plan (“China LTIP”)

The China LTIP was adopted by a subsidiary of the Company in October 2012. Each stock option issued under the China LTIP represents an opportunity to participate economically in the future growth and value creation of the subsidiary. The China LTIP options issued by the subsidiary (“China Options”) operate in tandem with options granted to certain employees of the subsidiary under the Company’s Stock Option Plan (“SOP Options”).

The China Options vest and become exercisable only upon specified events, including upon the occurrence of a qualified initial public offering or upon a change in control on or prior to the fifth anniversary of the grant date. If such a specified event occurs, the China Options vest over a 5 year period beginning on the date of grant. Upon vesting of the China options, the SOP Options are forfeited. The term of the China Options is 7 years. The total stock option expense associated with the China Options if a specified event and vesting were to occur is $2.7 million.

The SOP Options vest in full if a specified event does not occur on or prior to the fifth anniversary of the grant date. Upon vesting of the SOP Options, the China Options are forfeited.

In the fourth quarter of 2012, an aggregate of 146,623 SOP Options were granted to certain employees in conjunction with China Options with an average price of $22.39 in accordance with the China LTIP. The SOP Options have a contractual life of 7 years. As at September 30, 2013, there were 146,623 (December 31, 2012 — 146,623) outstanding and unvested SOP Options issued under the China LTIP with a weighted average exercise price of $22.39 (December 31, 2012 — $22.39). The weighted average fair value of the SOP Options granted in the fourth quarter of 2012 was $6.96 per share. The total fair value of the SOP Options granted with respect to the China LTIP was $1.6 million. The Company is recognizing this expense over a 5 year period. If a performance event occurs, the 146,623 SOP Options issued forfeit immediately and the related charge would be reversed. There were no common share option awards issued under the China LTIP during the nine months ended September 30, 2013, and 2012.

The Company has included a charge of $0.1 million and $0.2 million for the three and nine months ended September 30, 2013 (September 30, 2012 — $nil and $nil) within its SOP related to the stock options issued thereunder.

Stock Option Summary

The following table summarizes certain information in respect of option activity under the SOP and IMAX LTIP for the nine month periods ended September 30:

			Weighted Average Exercise
	Number of Shares		Price Per Share
	2013	2012	2013	2012

Options outstanding, beginning of year	7,441,068	7,200,721	$18.48	$14.60
Granted	375,650	1,686,862	25.29	24.78
Exercised	(993,854)	(924,579)	6.79	6.31
Forfeited	(135,733)	(154,958)	23.62	23.03
Expired	—	—	—	—
Cancelled	(3,660)	(4,120)	29.67	33.73

Options outstanding, end of period	6,683,471	7,803,926	20.50	17.61

Options exercisable, end of period	3,521,758	3,706,631	18.21	13.80

The Company cancelled 2,110 and 3,660 stock options from its SOP (2012 — 3,820 and 4,120, respectively) surrendered by Company employees during the three and nine months ended September 30, 2013, respectively.

As at September 30, 2013, 6,212,580 options were fully vested or are expected to vest with a weighted average exercise price of $20.20, aggregate intrinsic value of $64.0 million and weighted average remaining contractual life of 4.8 years. As at September 30, 2013, options that are exercisable have an intrinsic value of $43.3 million and a weighted average remaining contractual life of 4.7 years. The intrinsic value of options exercised in the three and nine months ended September 30, 2013 was $8.4 million and $19.4 million, respectively (2012 — $1.0 million and $15.3 million, respectively).

Restricted Share Units

RSUs have been granted to employees, consultants and directors under the IMAX LTIP. Each RSU represents a contingent right to receive one common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date. The Company recorded an expense of $0.6 million and $1.7 million for the three and nine month period ended September 30, 2013, respectively, related to RSU grants issued to employees and directors in the plan. The annual termination probability assumed for the three and nine months ended September 30, 2013, ranged from 0% to 8.52%, respectively. In addition, the Company recorded an expense of less than $0.1 million and less than $0.1 million for the three and nine months ended September 30, 2013, respectively, related to RSU grants issued to certain advisors and strategic partners of the Company.

As of September 30, 2013, there was $5.4 million of compensation expense that has yet to be recognized related to non-vested RSUs. This expense is expected to be recognized over the remaining weighted-average vesting period of 3.1 years. The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was less than $0.1 million for the nine months ended September 30, 2013.

RSUs granted under the IMAX LTIP vest between one and four years and expire 10 years or less from the date granted. Vesting of the RSUs is subject to continued employment or service with the Company.

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP for the nine months ended September 30, 2013:

		Weighted Average Grant Date Fair Value
	Number of Awards	Per Share

RSUs outstanding, beginning of year	—	$—
Granted	322,561	26.16
Vested	(46,360)	26.23
Forfeited	(3,220)	26.28

RSUs outstanding, end of period	272,981	26.15

Stock Appreciation Rights

There have been no stock appreciation rights (“SARs”) granted since 2007. For the three and nine months ended September 30, 2013, 50,000 and 100,000 SARs were cash settled for $1.0 million and $2.0 million, respectively (2012 – nil and 15,000 SARs were cash settled for $nil and $0.3 million, respectively). The average exercise price for the settled SARs for the three and nine months ended September 30, 2013 was $6.86 and $6.86, respectively (2012 – n/a and $6.86, respectively) per SAR. As at September 30, 2013, 18,000 SARs were outstanding and exercisable with a weighted average fair value of $23.46 per right (December 31, 2012 — $16.23). The SARs have a remaining contractual life of 4.25 years as at September 30, 2013. None of the SARs were forfeited, cancelled, or expired for the three and nine months ended September 30, 2013 and 2012. The Company accounts for the obligation of these SARs as a liability (September 30, 2013 — $0.4 million; December 31, 2012 — $1.9 million), which is classified within accrued liabilities. The Company has recorded an expense of $0.2 million and $0.5 million for the three and nine months ended September 30, 2013, respectively (2012 — recovery of $0.4 million and an expense of $0.3 million, respectively) to selling, general and administrative expenses related to these SARs. The following assumptions were used for measuring the fair value of the SARs:

	As at September 30, 2013	As at December 31, 2012

Average risk-free interest rate	1.39%	0.72%
Expected option life (in years)	0.52	2.17
Expected volatility	40%	50%
Annual termination probability	8.52%	8.52%
Dividend yield	0%	0%

(c) Income Per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
		As Revised (note 3)		As Revised (note 3)

Net income from operations applicable to common shareholders	$1,609	$14,911	$16,286	$28,454

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	67,099	65,893	66,482	65,053
Weighted average number of shares issued during the period	210	37	487	665

Weighted average number of shares used in computing basic income per share	67,309	65,930	66,969	65,718
Assumed exercise of stock options and RSUs, net of shares assumed	1,807	2,371	1,884	2,469

Weighted average number of shares used in computing diluted income per share	69,116	68,301	68,853	68,187

(d) Shareholders’ Equity

The following summarizes the movement of Shareholders’ Equity for the nine months ended September 30, 2013:

Balance as at December 31, 2012	$253,079
Net income	16,286
Adjustments to capital stock:
Issuance of common shares for stock options exercised	6,745
Issuance of common shares for vested RSUs	1,114
Stock options exercised	2,343
Share issuance expenses	(202)
Adjustments to other equity:
Employee stock options granted	6,420
Non-employee stock options granted	175
RSUs granted	1,714
Stock options exercised	(2,343)
RSUs vested	(1,216)
Adjustments to accumulated other comprehensive income:
Unrealized net gain from cash flow hedging instruments	(265)
Realization of cash flow hedging net loss upon settlement	131
Amortization of actuarial loss on defined benefit plan	333
Loss on curtailment of postretirement benefit plan	398
Foreign currency translation adjustment	(115)
Tax effect of movement in other comprehensive income	(128)

Balance as at September 30, 2013	$284,469

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

Transactions between the other segments are not significant.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Revenue(1)
IMAX theater systems
IMAX systems	$9,902	$25,358	$43,432	$59,063
Theater system maintenance	8,103	7,042	23,844	20,878
Joint revenue sharing arrangements	11,960	13,186	39,672	40,477

	29,965	45,586	106,948	120,418

Films
Production and IMAX DMR	14,547	25,223	54,854	58,805
Distribution	1,878	3,259	6,550	11,122
Post-production	3,122	1,646	7,190	5,778

	19,547	30,128	68,594	75,705

Other	2,230	4,997	8,362	10,394

Total	$51,742	$80,711	$183,904	$206,517

Gross margins
IMAX theater systems
IMAX systems(2)	$7,205	$15,956	$26,148	$34,475
Theater system maintenance	3,218	2,828	9,432	8,122
Joint revenue sharing arrangements(2)	7,153	9,286	26,796	28,340

	17,576	28,070	62,376	70,937

Films
Production and IMAX DMR(2)	8,596	15,426	30,372	35,714
Distribution(2)	476	587	988	2,133
Post-production	912	103	3,166	1,373

	9,984	16,116	34,526	39,220

Other	(302)	564	(29)	287

Total	$27,258	$44,750	$96,873	$110,444

(1)	For the three and nine months ended September 30, 2013, the Company’s two largest customers collectively represent 20.1% and 20.8%, respectively, of total revenues (2012 — 15.0% and 16.5%, respectively).
(2)	IMAX systems include commission costs of $0.2 million and $0.9 million for the three and nine months ended September 30, 2013, respectively (2012 — $0.9 million and $2.1 million, respectively). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $0.9 million and $2.0 million for the three and nine months ended September 30, 2013, respectively (2012 — $1.1 million and $2.1 million, respectively). Production and IMAX DMR segment margins include marketing costs of $0.8 million and $3.1 million for the three and nine months ended September 30, 2013, respectively (2012 — $0.5 million and $2.2 million, respectively). Distribution segment margins include a marketing cost of $0.1 million and $0.2 million for the three and nine months ended September 30, 2013, respectively (2012 — recovery of less than $0.1 million and expense of $1.2 million, respectively).

	September 30,	December 31,
	2013	2012
Assets
IMAX systems	$145,205	$153,201
Theater system maintenance	17,246	14,632
Joint revenue sharing arrangements	142,520	125,602
Films
Production and IMAX DMR	14,596	17,653
Distribution	7,294	6,790
Post-production	4,538	3,694
Other	4,654	3,142
Corporate and other non-segment specific assets	111,437	97,158

Total	$447,490	$421,872

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Revenue
United States	$24,621	$38,897	$90,821	$98,007
Canada	2,112	6,357	7,564	14,289
Greater China	8,258	7,567	28,155	29,002
Russia and the CIS	3,067	7,994	14,919	14,615
Asia (excluding Greater China)	5,766	9,840	17,915	21,030
Western Europe	4,969	4,426	14,048	15,201
Latin America	1,162	2,893	5,796	8,157
Rest of the World	1,787	2,737	4,686	6,216

Total	$51,742	$80,711	$183,904	$206,517

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) classifications comprise more than 5% of the total revenue.

17. Employee’s Pension and Postretirement Benefits

(a) Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan (the “SERP”) covering Richard L. Gelfond, CEO of the Company and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at September 30, 2013, the benefits of Mr. Gelfond were 100% vested. Upon a termination for cause, prior to a change of control, the executive shall forfeit any and all benefits to which such executive may have been entitled, whether or not vested.

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

The amounts accrued for the SERP are determined as follows:

	September 30,	December 31,
	2013	2012
Obligation, beginning of period	$20,366	$18,990
Interest cost	147	272
Actuarial loss	—	1,104

Obligation, end of period and unfunded status	$20,513	$20,366

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest cost	$49	$68	$147	$204
Amortization of actuarial loss	111	91	333	273

Pension expense	$160	$159	$480	$477

The accumulated benefit obligation for the SERP was $20.5 million at September 30, 2013 (December 31, 2012 - $20.4 million).

The following amounts were included in accumulated other comprehensive income (“AOCI”) and will be recognized as components of net periodic benefit cost in future periods:

	As at	As at
	September 30,	December 31,
	2013	2012
Unrecognized actuarial loss	$3,034	$3,367

No contributions are expected to be made for the SERP during 2013. The Company expects interest costs of less than $0.1 million and amortization of actuarial losses of $0.1 million to be recognized as a component of net periodic benefit cost during the remainder of 2013.

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2013 (three months remaining)	$—
2014	21,058
2015	—
2016	—
2017	—
Thereafter	—

$21,058

(b) Defined Contribution Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and nine months ended September 30, 2013, the Company contributed and expensed an aggregate of $0.3 million and $1.0 million, respectively (2012 — $0.3 million and $0.8 million, respectively), to its Canadian plan and an aggregate of less than $0.1 million and $0.2 million, respectively (2012 — less than $0.1 million and $0.2 million, respectively), to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c) Postretirement Benefits - Executives

The Company has an unfunded postretirement plan for Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at September 30, 2013 is $0.5 million (December 31, 2012 — $0.5 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and nine months ended September 30, 2013, respectively (2012 — less than $0.1 million and less than $0.1 million, respectively).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2013 (three months remaining)	$15
2014	16
2015	35
2016	38
2017	42
Thereafter	401

$547

(d) Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees who meet specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. The postretirement benefits obligation as at September 30, 2013 is $2.0 million (December 31, 2012 — $4.6 million). The Company has expensed less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2013, respectively (2012 —$0.1 million and $0.3 million, respectively).

In February 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company recognized a pre-tax curtailment gain in the first quarter of 2013 of $2.2 million (included in selling, general and administrative expenses) and a reduction in the postretirement liability of $2.6 million.

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2013 (three months remaining)	$44
2014	60
2015	67
2016	84
2017	98
Thereafter	1,640

$1,993

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

(b) Fair Value Measurements

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at September 30, 2013		As at December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Borrowings under Credit Facility	$(5,000)	$(5,000)	$(11,000)	$(11,000)
Net financed sales receivable	$86,741	$84,767	$81,148	$78,933
Net investment in sales-type leases	$12,850	$12,914	$13,045	$13,513
Available-for-sale investment	$1,350	$1,350	$1,350	$1,350
Foreign exchange contracts — designated forwards	$164	$164	$297	$297
Foreign exchange contracts — non-designated forwards	$—	$—	$—	$—

The carrying value of borrowings under the Credit Facility approximates fair value as the interest rates offered under the Credit Facility are close to September 30, 2013 and December 31, 2012 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2013 and December 31, 2012, respectively.

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2013 and December 31, 2012, respectively.

The fair value of the Company’s available-for-sale investment is determined using the present value of expected cash flows based on projected earnings and other information readily available from the business venture (Level 3 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2013 and December 31, 2012, respectively. The discounted cash flow valuation technique is based on significant unobservable inputs of revenue and expense projections, appropriately risk weighted, as the investment is in a start-up entity. The significant unobservable inputs used in the fair value measurement of the Company’s available-for-sale investment are long-term revenue growth and pretax operating margin. A significant increase (decrease) in any of those inputs in isolation would result in a lower or higher fair value measurement.

The fair value of foreign currency derivatives are determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2013 and December 31, 2012, respectively. These identical instruments are traded on a closed exchange.

There were no significant transfers between Level 1 and Level 2 during the nine months ended September 30, 2013 or 2012. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The table below sets forth a summary of changes in the fair value of the Company’s available-for-sale investment measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period:

	Available For Sale Investments
	2013	2012

Beginning balance, January 1,	$1,350	$1,012
Transfers into/out of Level 3	—	—
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Change in other comprehensive income	—	338
Purchases, issuances, sales and settlements	—	—

Ending balance, September 30,	$1,350	$1,350

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(150)

There were no transfers in or out of the Company’s level 3 assets during the nine months ended September 30, 2013.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at September 30, 2013			As at December 31, 2012
	Minimum Lease Payments	Financed Sales Receivables	Total	Minimum Lease Payments	Financed Sales Receivables	Total

In good standing	$10,996	$76,350	$87,346	$11,508	$69,310	$80,818
Credit watch	414	10,044	10,458	—	10,930	10,930
Pre-approved transactions	659	—	659	467	293	760
Transactions suspended	2,211	413	2,624	2,200	681	2,881

	$14,280	$86,807	$101,087	$14,175	$81,214	$95,389

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at September 30, 2013		As at December 31, 2012
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance

Net investment in leases	$2,870	$(1,230)	$2,666	$(1,130)
Net financed sales receivables	413	(66)	1,322	(66)

	$3,283	$(1,296)	$3,988	$(1,196)

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

The Company’s aged financing receivables are as follows:

	As at September 30, 2013
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances

Net investment in leases	$569	$113	$1,577	$2,259	$12,021	$14,280	$(1,430)	$12,850
Net financed sales receivables	2,044	755	1,960	4,759	82,048	86,807	(66)	86,741

Total	$2,613	$868	$3,537	$7,018	$94,069	$101,087	$(1,496)	$99,591

	As at December 31, 2012
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances

Net investment in leases	$144	$202	$1,240	$1,586	$12,589	$14,175	$(1,130)	$13,045
Net financed sales receivables	1,063	670	1,267	3,000	78,214	81,214	(66)	81,148

Total	$1,207	$872	$2,507	$4,586	$90,803	$95,389	$(1,196)	$94,193

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at September 30, 2013
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing

Net investment in leases	$182	$41	$208	$431	$3,487	$—	$3,918
Net financed sales receivables	590	755	1,960	3,305	24,098	—	27,403

Total	$772	$796	$2,168	$3,736	$27,585	$—	$31,321

	As at December 31, 2012
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing

Net investment in leases	$11	$59	$23	$93	$1,449	$—	$1,542
Net financed sales receivables	223	382	864	1,469	16,173	—	17,642

Total	$234	$441	$887	$1,562	$17,622	$—	$19,184

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

	For the Three Months Ended September 30, 2013
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	185	220	(66)	161	—

Recorded investment for which there is no related allowance:
Net financed sales receivables	349	43	—	352	—

Total recorded investment in impaired loans:

Net financed sales receivables	$534	$263	$(66)	$513	$—

	For the Three Months Ended September 30, 2012
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	671	195	(66)	671	—

Recorded investment for which there is no related allowance:
Net financed sales receivables	385	19	—	474	11

Total recorded investment in impaired loans:

Net financed sales receivables	$1,056	$214	$(66)	$1,145	$11

	For the Nine Months Ended September 30, 2013
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	185	220	(66)	172	—

Recorded investment for which there is no related allowance:
Net financed sales receivables	349	43	—	363	22

Total recorded investment in impaired loans:

Net financed sales receivables	$534	$263	$(66)	$535	$22

	For the Nine Months Ended September 30, 2012
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	671	195	(66)	204	—

Recorded investment for which there is no related allowance:
Net financed sales receivables	385	19	—	512	11

Total recorded investment in impaired loans:

Net financed sales receivables	$1,056	$214	$(66)	$716	$11

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables is as follows:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Net Investment in Leases	Net Financed Sales Receivables		Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:

Beginning balance	$1,230	$66		$1,130	$66
Provision	200	—		300	—

Ending balance	$1,430	$66		$1,430	$66

Ending balance: individually evaluated for impairment	$1,430	$66		$1,430	$66

Financing receivables:

Ending balance: individually evaluated for impairment	$14,280	$86,807		$14,280	$86,807

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Net Investment in Leases	Net Financed Sales Receivables		Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:

Beginning balance	$1,892	$173		$1,833	$316
Charge-offs	(762)	(107	)(1)	(1,019)	(109	)(1)
Provision	—	—		316	(141)

Ending balance	$1,130	$66		$1,130	$66

Ending balance: individually evaluated for impairment	$1,130	$66		$1,130	$66

Financing receivables:

Ending balance: individually evaluated for impairment	$14,452	$78,277		$14,452	$78,277

(1)	As a result of a troubled debt restructuring in the period ended September 30, 2012, the Company recorded a $0.1 million write-down on a $0.5 million recorded investment.

(d) Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates. A majority portion of the Company’s revenues is denominated in U.S. dollars while a substantial portion of its costs and expenses is denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In China and Japan the Company has ongoing operating expenses related to its operations in Chinese Renminbi and Japanese yen, respectively. Net cash flows are converted to and from U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Chinese Renminbi, Japanese yen, Canadian dollar and Euros which are converted to U.S. dollars through the spot market. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at September 30, 2013 (the “Foreign Currency Hedges”), with settlement dates throughout 2014. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The Company currently does not hold any derivatives which are not designated as hedging instruments and therefore no gain or loss pertaining to an ineffective portion has been recognized.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value foreign exchange contracts as at:

	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Foreign exchange contracts - Forwards	$24,617	$8,069

Fair value of derivatives in foreign exchange contracts as at:

	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other Assets	$231	$297
Foreign exchange contracts — Forwards	Accrued and other liabilities	(67)	—

		$164	$297

Derivatives in Foreign Currency Hedging relationships are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Foreign exchange contracts - Forwards	Derivative Gain (Loss) Recognized in OCI (Effective Portion)	$535	$589	$(265)	$826

		$535	$589	$(265)	$826

	Location of Derivative (Loss) Gain Reclassified from AOCI into Income	Three Months Ended September 30,		Nine Months Ended September 30,
	(Effective Portion)	2013	2012	2013	2012
Foreign exchange contracts - Forwards	Selling, general and administrative expenses	$(179)	$158	$(131)	$22

		$(179)	$158	$(131)	$22

Non Designated Derivatives in Foreign Currency relationships are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Derivative Gain (Loss)	2013	2012	2013	2012
Foreign exchange contracts - Forwards	Selling, general and administrative expenses	$—	$400	$—	$1,229

		$—	$400	$—	$1,229

(e) Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of ASC 323 and ASC 320, as appropriate. As at September 30, 2013, the equity method of accounting is being utilized for an investment with a carrying value of $2.0 million (December 31, 2012 — $3.0 million). For the three months ended September 30, 2013, gross revenues, cost of revenue and net loss for the investment were $1.2 million, $3.1 million and $3.3 million, respectively (2012 — $2.7 million, $2.9 million and $3.0 million, respectively). For the nine months ended September 30, 2013, gross revenues, cost of revenue and net loss for the investment $5.4 million, $10.0 million and $9.8 million, respectively (2012 — $6.5 million, $8.9 million and $9.9 million, respectively). The Company has determined it is not the primary beneficiary of this VIE, and therefore it has not been consolidated. The difference between the Company’s investment balance and the amount of underlying equity in net assets owned by the Company amounts to $0.4 million and relates to goodwill. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under ASC 320 and is recorded at a total fair value of $1.4 million at September 30, 2013 (December 31, 2012 — $1.4 million). In the nine months ended September 30, 2012, the Company recognized an other-than-temporary impairment for its investment of $0.2 million. This investment is classified as an available-for-sale investment. In 2013, the Company invested $2.5 million in the preferred shares of an enterprise which meets the criteria for classification as an equity security under ASC 325. The total carrying value of investments in new business ventures at September 30, 2013 is $5.9 million (December 31, 2012 — $4.4 million) and is recorded in Other Assets.

IMAX CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.” IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as such, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. As of September 30, 2013 there were 785 IMAX theater systems (653 commercial multiplexes, 19 commercial destinations, 113 institutional) operating in 55 countries. This compares to 689 theater systems (556 commercial multiplexes, 20 commercial destinations, 113 institutional) operating in 52 countries as of September 30, 2012.

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

The components together cause audiences in IMAX theaters to feel as if they are a part of the on-screen action, creating a more intense, immersive and exciting experience than in a traditional theater.

As a result of the immersiveness and superior image and sound quality of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for IMAX DMR films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX, generates incremental box-office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box office generated by IMAX DMR films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood blockbuster films.

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. Accordingly, one of the Company’s key short-term initiatives is the development of a next-generation laser-based digital projection system, which it plans to begin rolling out by the end of 2014. The Company believes that a laser projection solution will be the first IMAX digital projection system capable of illuminating the largest screens in its network, which are currently film-based, and will enhance the access of these screens to the full array of IMAX digital content. In 2011, the Company announced the completion of a deal in which it secured certain license rights to a portfolio of intellectual property in the digital cinema field owned by the Eastman Kodak Company (“Kodak”). The transaction involves exclusive rights to technology related to laser projection as well as rights in the digital cinema field to a broader range of Kodak technology. On February 7, 2012, the Company announced an agreement with Barco N.V. (“Barco”) to co-develop a laser-based digital projection system that incorporates Kodak technology. The Company believes that these arrangements with Kodak and Barco will enable IMAX laser projectors to present greater brightness and clarity, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology.

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

IMAX Systems

The Company provides IMAX theater systems to customers on a sales or long-term lease basis, typically with an initial 10-year term. These agreements typically comprise of initial fees and ongoing fees (which can include a fixed minimum amount per annum and contingent fees in excess of the minimum payments), as well as maintenance and extended warranty fees. The initial fees vary depending on the system configuration and location of the theater and are paid to the Company in installments between the time of system signing and the time of system installation, which is when the total of these fees, in addition to the present value of future annual minimum payments, are recognized as revenue. Ongoing fees are paid over the term of the contract, commencing after the theater system has been installed and are equal to the greater of a fixed minimum amount per annum or a percentage of box-office receipts. Contingent payments in excess of fixed minimum ongoing payments are recognized as revenue when reported by theater operators, provided collectibility is reasonably assured. Typically, ongoing fees are indexed to a local consumer price index. Finance income is derived over the term of a financed sale or sales-type lease arrangement as the unearned income on that financed sale or sales-type lease is earned.

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

The revenue earned from customers under the Company’s theater system sales or lease agreements varies from quarter to quarter and year to year based on a number of factors, including the number and mix of theater system configurations sold or leased, the timing of installation of the theater systems, the nature of the arrangement and other factors specific to individual contracts.

Joint Revenue Sharing Arrangements

The Company also provides IMAX theater systems to customers under joint revenue sharing arrangements. Under these arrangements the Company provides the IMAX theater system in return for a portion of the customer’s IMAX box-office receipts and, in some cases, concession revenues and/or a small upfront or initial payment. Pursuant to these revenue-sharing arrangements, the Company retains title to the theater system equipment components and the applicable rent payments are contingent, instead of fixed or determinable, on film performance. The initial term of IMAX theater systems under joint revenue sharing arrangements are typically non-cancellable for 10 to 13 years and are renewable by the customer for one or more additional terms of between 5 and 10 years. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are non-cancellable by the customer unless the Company fails to perform its obligations.

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network, which has grown by approximately 275% since 2008. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box-office. The Company funds its joint revenue sharing arrangements through cash flows from operations and the Company’s credit facility. As at September 30, 2013, the Company had 351 theaters in operation under joint revenue sharing arrangements, a 22.3% increase as compared to the 287 joint revenue sharing arrangements open as at September 30, 2012. The Company also had contracts in backlog for an additional 194 theaters under joint revenue sharing arrangements as at September 30, 2013.

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

Theater System Maintenance

For all IMAX theaters, theater owners or operators are also responsible for paying the Company an annual maintenance and extended warranty fee. Under these arrangements, the Company provides proactive and reactive maintenance services to every theater in its network to ensure that each presentation is up to the highest IMAX quality standard. Annual maintenance fees are paid throughout the duration of the term of the theater agreements and are typically indexed to a local consumer price index.

Other Theater Revenues

The Company derives a small portion of its revenues from other sources. As at September 30, 2013 and December 31, 2012, the Company had four owned and operated theaters. In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to two theaters. The Company also rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers. Additionally, the Company generates revenues from the sale of after-market parts and 3D glasses.

Revenue from theater system arrangements is recognized at a different time from when cash is collected. See “Critical Accounting Policies” below for further discussion on the Company’s revenue recognition policies.

IMAX Theater Network

The following table outlines the breakdown of the theater network by type and geographic location as at September 30:

	2013 Theater Network Base				2012 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	306	6	54	366	281	6	57	344
Canada	33	2	7	42	32	2	7	41
Greater China(1)	131	—	21	152	92	—	19	111
Asia (excluding Greater China)	57	3	7	67	48	4	7	59
Western Europe	44	7	11	62	34	7	11	52
Russia & the CIS	39	—	—	39	29	—	—	29
Latin America(2)	20	—	11	31	19	—	10	29
Rest of the World	23	1	2	26	21	1	2	24

Total	653	19	113	785	556	20	113	689

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

As of September 30, 2013, 52.0% of IMAX systems in operation were located in the United States and Canada compared to 55.9% as at September 30, 2012. The commercial exhibitor market in the United States and Canada represents an important customer base for the Company in terms of both collections under existing arrangements and potential future theater system contracts. The Company has targeted these operators for the sale or sales-type lease of its IMAX digital projection system, as well as for joint revenue sharing arrangements. While the Company is pleased with its progress in the U.S. and Canadian exhibitor markets, there is no assurance that the Company’s progress in these markets will continue, particularly as a higher percentage of these markets are penetrated. To minimize the Company’s credit risk in this area, the Company retains title to the underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

The Company believes that over time its commercial multiplex theater network could grow to approximately 1,700 IMAX theaters worldwide from 653 commercial multiplex IMAX theaters operating as of September 30, 2013. While the Company continues to grow in the United States and Canada, it believes that the majority of its future growth will come from underpenetrated, international markets. As at September 30, 2013, 48.0% of IMAX systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 44.1% as at September 30, 2012. Risks associated with the Company’s international business are outlined in Risk Factors – “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2012 Form 10-K.

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at September 30:

	2013			2012
	IMAX Commercial Multiplex Theater Network			IMAX Commercial Multiplex Theater Network
	JRSA	Sale / Sales- type lease	Total	JRSA	Sale / Sales- type lease	Total

Domestic Total (United States & Canada)	223	116	339	204	109	313

International:
Greater China	73	58	131	43	49	92
Asia (excluding Greater China)	28	29	57	24	24	48
Western Europe	27	17	44	16	18	34
Russia & the CIS	—	39	39	—	29	29
Latin America	—	20	20	—	19	19
Rest of the World	—	23	23	—	21	21

International Total	128	186	314	83	160	243

Worldwide Total	351	302	653	287	269	556

As at September 30, 2013, 223 (2012 — 204) of the 351 (2012 — 287) theaters under joint revenue sharing arrangements in operation, or 63.5% (2012 — 71.1%) were located in the United States and Canada, with the remaining 128 (2012 — 83) or 36.5% of arrangements being located in international markets. The Company continues to seek to expand its network of theaters under joint revenue sharing arrangements, particularly in select international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	September 30, 2013			September 30, 2012
	Number of Systems		Dollar Value (in thousands)	Number of Systems		Dollar Value (in thousands)
Sales and sale-type lease arrangements	162		$195,567	136		$172,926
Joint revenue sharing arrangements	194		50,499	149		29,558

	356	(1)	$246,066	285	(2)	$202,484

(1)	Includes 23 upgrades to a digital theater system, in an existing IMAX theater location (5 xenon and 18 laser, of which 3 are under joint revenue sharing arrangements).
(2)	Includes 3 upgrades to a digital theater system, in an existing IMAX theater location (2 xenon and 1 laser).

The number of theater systems in the backlog reflects the minimum number arising from signed contracts. The dollar value could fluctuate depending on the number of new theater system arrangements signed from quarter to quarter, which adds to backlog, and its installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated theater. Sales backlog includes initial fees along with the estimated present value of contractual ongoing fees due over the lease term; however, it excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that may be received in the future. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, operating leases, letters of intent or long-term conditional theater commitments. The value of theaters under joint revenue sharing arrangements is excluded from the dollar value of sales backlog, although certain theater systems under joint revenue sharing arrangements provide for contracted upfront payments and therefore carry a backlog value based on those payments. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.

From time to time, in the normal course of its business, the Company will have customers who are unable to proceed with a theater system installation for a number of reasons, including the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the agreement with the customer is terminated or amended. If the agreement is terminated, once the Company and the customer are released from all their future obligations under the agreement, all or a portion of the initial rents or fees that the customer previously made to the Company are recognized as revenue.

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at September 30:

	2013				2012
	JRSA	Sale / Lease	Total		JRSA	Sale / Lease	Total

Domestic Total (United States & Canada)	36	25	61		47	12	59

International:
Greater China	132	43	175		76	47	123
Asia (excluding Greater China)	13	24	37		14	20	34
Western Europe	9	5	14		12	—	12
Russia & the CIS	—	19	19		—	19	19
Latin America	—	39	39		—	35	35
Rest of the World	4	7	11		—	3	3

International Total	158	137	295		102	124	226

Worldwide Total	194	162	356	(1)	149	136	285	(2)

(1)	Includes 23 upgrades to a digital theater system, in an existing IMAX theater location (5 xenon and 18 laser, of which 3 are under joint revenue sharing arrangements).
(2)	Includes 3 upgrades to a digital theater system, in an existing IMAX theater location (2 xenon and 1 laser).

Approximately 83% of IMAX theater system arrangements in backlog as at September 30, 2013 are scheduled to be installed in international markets.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013		2012		2013		2012
Theater System Signings:
Full new sales and sale-type lease arrangements	6		4		38		32
New joint revenue sharing arrangements	82		28		92		61

Total new theaters	88		32		130		93
Upgrades of IMAX theater systems	11	(1)	9	(4)	28	(2)	11	(4)

Total theater signings	99		41		158		104

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013		2012		2013		2012
Theater System Installations:
Full new sales and sale-type lease arrangements	6	(3)	14		23		33
New joint revenue sharing arrangements	13		14		35		31

Total new theaters	19		28		58		64
Upgrades of IMAX theater systems	9	(1)	5		17	(2)	15

Total theater installations	28		33		75		79

(1)	Includes upgrades to xenon-based digital systems under short-term operating lease arrangements (4 signings, 3 installations).
(2)	Includes upgrades to xenon-based digital systems under short-term operating lease arrangements (9 signings, 5 installations).
(3)	Includes one full xenon-based digital system under a short-term operating lease arrangement.
(4)	Includes 3 IMAX theaters acquired from another existing customer that had been operating under a joint revenue sharing arrangement. These theaters were purchased from the Company under a sales arrangement.

Earlier in the year, the Company disclosed that it expected to install approximately 110 - 125 new theater systems (excluding digital upgrades) for the full year of 2013. The Company currently anticipates that installs for 2013 will be at the low end of that range. Unlike in previous years in which the Company’s installation estimates were limited to scheduled installations from backlog, the Company now includes in its estimates not only scheduled systems from backlog, but also the Company’s estimate of installations from arrangements that will sign and install in the same calendar year. The Company cautions, however, that theater system installations may slip from period to period in the course of the Company’s business, usually for reasons beyond its control.

Films: Digital Re-Mastering (IMAX DMR) and other film revenue

Digital Re-Mastering (IMAX DMR)

In 2002, the Company developed a proprietary technology to digitally re-master Hollywood films into IMAX digital cinema package format or 15/70-format film for exhibition in IMAX theaters at a modest cost that is incurred by the Company. This system, known as IMAX DMR, digitally enhances the image resolution of motion picture films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. This technology enabled the IMAX theater network to release Hollywood films simultaneously with their broader domestic release. The development of this technology was critical in helping the Company execute its strategy of expanding its commercial theater network by establishing IMAX theaters as a key, premium distribution platform for Hollywood films. In a typical IMAX DMR film arrangement, the Company will receive a percentage of net box-office receipts of any commercial films released in the IMAX network, which range from 10-15%, from a film studio for the conversion of the film to the IMAX DMR format and access to its premium distribution platform.

IMAX films benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have increasingly sought IMAX-specific enhancements to generate interest in and excitement for their films. Such enhancements include shooting selected scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by shooting the film in a larger aspect ratio and early release windows exclusively in IMAX. Several recent films have featured select sequences shot with IMAX cameras including Star Trek Into Darkness: An IMAX 3D Experience, released in May 2013. In addition, several upcoming films will feature select sequences shot with IMAX cameras including The Hunger Games: Catching Fire: The IMAX Experience, to be released in November 2013. Several recent movies, including Skyfall: The IMAX Experience in 2012 and Oblivion: The IMAX Experience in 2013, have featured footage taking advantage of the larger projected IMAX aspect ratio.

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

The Company believes that its international expansion is an important driver of future growth for the Company. In fact, during the nine months ended September 30, 2013, 55.7% of the Company’s gross box-office from IMAX DMR films was generated in international markets, as compared to 48.9% in the nine months ended September 30, 2012. To support growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets. During 2012, five local-language IMAX DMR films were released, including four in China and one in France. For 2013, the Company has announced the release of eight local language IMAX DMR films, including four in China and one in each of Japan, Russia, France, and India. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX network in 2014 and beyond.

In addition to the 28 IMAX DMR films released to the IMAX theater network during the first nine months of 2013, 9 additional IMAX DMR films are scheduled to be released to the IMAX theater network during the remaining three months of 2013:

•	Gravity: An IMAX 3D Experience (Warner Bros., October 2013);

•	Stalingrad: An IMAX 3D Experience (AR Films, October 2013, Russia and the CIS only);

•	Captain Phillips: The IMAX Experience (Sony, October 2013);

•	The Young and Prodigious T.S. Spivet: An IMAX 3D Experience (Epithète Films., October 2013, France only);

•	Thor: The Dark World: An IMAX 3D Experience (Walt Disney Pictures, October 2013, International only);

•	Ender’s Game: The IMAX Experience (Lionsgate, November 2013);

•	The Hunger Games: Catching Fire: The IMAX Experience (Lionsgate, November 2013);

•	The Hobbit: The Desolation of Smaug: An IMAX 3D Experience (Warner Bros., December 2013); and

•	Dhoom 3: The IMAX Experience (Yash Raj Films, December 2013, India only).

In addition, in conjunction with MacGillivray Freeman Films (“MFF”), the Company will release an IMAX original production, Journey to the South Pacific: An IMAX 3D Experience, on November 27, 2013.

To date, the Company has announced the following 9 titles to be released to the IMAX theater network in 2014:

•	I, Frankenstein: An IMAX 3D Experience (Lionsgate, January 2014);

•	Robocop: The IMAX Experience (MGM, February 2014);

•	300: Rise of an Empire: An IMAX 3D Experience (Warner Bros., March 2014);

•	Divergent: The IMAX Experience (Summit Entertainment, March 2014);

•	Godzilla: The IMAX Experience (Warner Bros., May 2014);

•	Edge of Tomorrow: The IMAX Experience (Warner Bros., June 2014);

•	Transformers: Age of Extinction: An IMAX 3D Experience (Paramount Pictures, June 2014);

•	Interstellar: The IMAX Experience (Paramount Pictures and Warner Bros., November 2014); and

•	The Hobbit: There and Back Again: An IMAX 3D Experience (Warner Bros., December 2014).

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate, and anticipates that a similar number of IMAX DMR films will be released to the IMAX network in 2014 to the 37 slated for release in 2013 and the 35 films that were released to the IMAX network in 2012.

In addition, in conjunction with Warner Bros. Pictures (“WB”), the Company will release an IMAX original production, Island of Lemurs: Madagascar: An IMAX 3D Experience, on April 4, 2014.

Other Film Revenues: Film Distribution and Post-Production

The Company is also a distributor of large-format films, primarily for its institutional theater partners. The Company generally distributes films which it produces or for which it has acquired distribution rights from independent producers. The Company receives either a percentage of the theater box-office receipts or a fixed amount as a distribution fee.

Films produced by the Company are typically financed through third parties, whereby the Company will generally receive a film production fee in exchange for producing the film and a distribution fee for distributing the film. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. The Company utilizes third-party funding for the majority of original films it produces and distributes. In 2012, the Company, along with WB and MFF released an original title, To the Artic 3D: An IMAX 3D Experience. In 2011, the Company, along with WB, released Born to be Wild 3D: An IMAX 3D Experience. In January 2013, the Company announced an agreement with MFF to jointly finance, market and distribute up to four films (with an option for four additional films) produced by MFF to be released exclusively to IMAX theaters. The agreement will ensure IMAX’s institutional theater partners access to a steady flow of the highest-quality, large-format documentaries over the years to come. One of the four films produced with MFF will be released in November 2013, Journey to the South Pacific: An IMAX 3D Experience.

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

The Company considers the following significant estimates, assumptions and judgments to have the most significant effect on its results:

Revenue Recognition

The Company generates revenue from various sources as follows:

•	design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 55 countries as at September 30, 2013;

•	production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	operation of certain IMAX theaters primarily in the United States;

•	provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.

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

In a certain sales arrangement not subject to the provisions of the amended FASB ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements” (“ASC 605-25”), the Company provided a customer with digital upgrades on several systems, including several specified upgrades to an as-of-yet undeveloped product. At the current period-end, the upgrade right in the agreement expired such that contract consideration became fixed. Accordingly, in the first nine months of 2013, the Company allocated total arrangement consideration on a relative selling price allocation basis, and recognized revenue on all delivered elements based on this allocation.

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

Revenue from joint revenue sharing arrangements with upfront payments that qualify for classification as sales-type leases is recognized in accordance with the sales-type lease criteria discussed above. Contingent revenues from joint revenue sharing arrangements is recognized as box-office results and concessions revenues are reported by the theater operator, provided collectibility is reasonably assured.

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

Foreign Currency Translation

Monetary assets and liabilities of the Company’s operations which are denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the end of the period. Non-monetary items are translated at historical exchange rates. Revenue and expense transactions are translated at exchange rates prevalent at the transaction date. In the first quarter of 2013, the Company determined that the functional currency of one of its wholly-owned subsidiaries had changed from the Company’s reporting currency to the currency of the nation in which it domiciled. The adjustment attributable to current-rate translation of non-monetary assets as of the date of the change was reported in other comprehensive income (“OCI”). The functional currency of its other wholly-owned subsidiaries continues to be the United States dollar. Such exchange gains and losses are included in the determination of earnings in the period in which they arise.

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

Deferred Tax Asset Valuation

As at September 30, 2013, the Company had net deferred income tax assets of $31.1 million. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historical operating results, projected future operating results, reversing temporary differences, contracted sales backlog at September 30, 2013, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies.

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

RESULTS OF OPERATIONS

Management, including the Company’s Chief Operating Decision Maker (as defined in the Segment Reporting Topic of the FASB ASC) who is the Company’s CEO, assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), write-downs net of recoveries, interest income, interest expense and tax (provision) recovery are not allocated to the segments. As identified in note 16 to the accompanying condensed consolidated financial statements in Item 1, the Company has the following seven reportable segments identified by category of product sold or service provided:

•	IMAX Theater Systems

•	The IMAX systems segment, which is comprised of the design, manufacture, sale or lease of IMAX theater projection system equipment.

•	The theater system maintenance segment, which consists of the maintenance of IMAX theater projection system equipment in the IMAX theater network.

•	The joint revenue sharing arrangements segment, which is comprised of the provision of IMAX theater projection system equipment to exhibitors in exchange for a certain percentage of box-office receipts, and in some cases, concession revenue and/or a small upfront or initial payment.

•	The other segment, which includes certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items.

•	Film

•	The film production and IMAX DMR segment, which is comprised of the production of films and performance of film re-mastering services.

•	The film distribution segment, which includes the distribution of films for which the Company has distribution rights.

•	The film post-production segment, which includes the provision of film post-production and film print services.

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

Three Months Ended September 30, 2013 Versus Three Months Ended September 30, 2012

The Company reported net income of $1.6 million or $0.02 per basic and diluted share for the third quarter of 2013, as compared to net income of $14.9 million or $0.23 per basic share and $0.22 per diluted share for the third quarter of 2012. The quarter ended September 30, 2012 included the exceptional performance of The Dark Knight Rises: The IMAX Experience. Net income for the third quarter of 2013 includes a $2.8 million charge, or $0.04 per diluted share, for stock-based compensation (2012 - $2.8 million or $0.04 per diluted share). Adjusted net income, which consists of net income excluding stock-based compensation expense and the related tax impact, was $4.4 million, or $0.06 per diluted share, in the third quarter of 2013, as compared to adjusted net income of $17.8 million, or $0.26 per diluted share, for the third quarter of 2012. A reconciliation of net income, the most directly comparable U.S. GAAP measure, to adjusted net income and adjusted net income per diluted share is presented in the table below:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$1,609	$0.02	$14,911	$0.22
Adjustments:
Stock-based compensation	2,838	0.04	2,756	0.04
Tax (expense) benefit of items listed above	(85)	—	114	—

Adjusted net income	$4,362	$0.06	$17,781	$0.26

Weighted average diluted shares outstanding		69,116		68,301

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
(In thousands of US dollars)	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
IMAX Theater Systems
IMAX Systems
Sales and sales-type leases(1)	$6,419	$21,937	$3,928	$12,575
Ongoing rent, fees, and finance income(2)	3,483	3,421	3,277	3,381
Other	2,230	4,997	(302)	564

	12,132	30,355	6,903	16,520

Theater System Maintenance	8,103	7,042	3,218	2,828

Joint Revenue Sharing Arrangements	11,960	13,186	7,153	9,286

Film
Production and IMAX DMR	14,547	25,223	8,596	15,426
Film distribution and post-production	5,000	4,905	1,388	690

	19,547	30,128	9,984	16,116

	$51,742	$80,711	$27,258	$44,750

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the third quarter of 2013 decreased by 35.9% to $51.7 million from $80.7 million in the same period last year, due in large part to decreases in revenue from the IMAX systems and film segments. The third quarter of 2012 included the exceptional box-office performance of The Dark Knight Rises: The IMAX Experience. The gross margin across all segments in the third quarter of 2013 was $27.3 million, or 52.7% of total revenue, compared to $44.8 million, or 55.4% of total revenue in the third quarter of 2012.

IMAX Systems

IMAX systems revenue decreased 60.0% to $12.1 million in the third quarter of 2013, as compared to $30.4 million in the third quarter of 2012, resulting primarily from the installation of fewer systems under sales or sales-type lease arrangements versus the prior-year period.

Revenue from sales and sales-type leases decreased 70.7% to $6.4 million in the third quarter of 2013 from $21.9 million in the third quarter of 2012. The Company recognized revenue on 5 full, new theater systems which qualified as either sales or sales-type leases in the third quarter of 2013, with a total value of $6.1 million, as compared to 14 full, new theater systems in the third quarter of 2012, with a total value of $17.8 million. The Company anticipates that its installations will vary from quarter to quarter given that a large portion of its theater systems in backlog are slated to be installed in newly built theaters or multiplexes. The installation of theater systems in newly built theaters or multiplexes depends primarily on the timing of the construction of those projects, which is not under the Company’s control. The Company did not recognize any revenue from xenon-based digital upgrades in the third quarter of 2013 as compared to 3 xenon-based digital upgrades in the third quarter of 2012, with a value of $1.1 million. Digital upgrades typically have lower sales prices and gross margin than full theater system installations. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers. There were no used system recognitions in the three months ended September 30, 2013 and 2012.

Average revenue per full, new sales and sales-type lease system was $1.2 million for the three months ended September 30, 2013, as compared to $1.3 million for the three months ended September 30, 2012. Average revenue per upgrade was $0.4 million for the three months ended September 30, 2012.

The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangement (see discussion below) installations by theater system configuration for the third quarter of 2013 and 2012 is outlined in the table below:

	Three Months Ended September 30,
	2013		2012
New IMAX xenon-based digital theater systems - installed and recognized
Sales and sales-type lease arrangements	5		14
Short-term operating lease arrangement	1	(1)	—
Joint revenue sharing arrangements	13		14

Total new theater systems	19		28

IMAX xenon-based digital theater system upgrades - installed and recognized
Sales and sales-type lease arrangements	—		3
Short-term operating lease arrangements	6	(1)	—
Joint revenue sharing arrangements	2	(1)	2

Total upgraded theater systems	8		5

IMAX xenon-based digital theater system upgrades - installed and deferred	1	(1)	—

Total theater systems installed	28		33

(1)	Reflects xenon-based digital system configurations, which will be upgraded to a laser-based digital system configuration at a future date.

IMAX theater systems gross margin from full, new sales and sale-type leases was 63.8% in the third quarter of 2013 versus 62.4% in the third quarter of 2012. There was no gross margin experienced from digital upgrades in the third quarter of 2013, as compared to $0.7 million in the third quarter of 2012. There were no used systems installed during the third quarter of 2013 and 2012. In addition, in the third quarter of 2012, the Company incurred a charge of $0.4 million for equipment to enable certain theaters to elect to exhibit films such as The Dark Knight Rises in either digital or analog format. Furthermore, in the third quarter of 2012, the Company recorded a write-down of certain film-based projector inventories of $0.3 million.

During the third quarter of 2012, one of the Company’s customers acquired 3 IMAX theaters from another existing customer that had been operating under a joint revenue sharing arrangement. These theaters were purchased from IMAX under a sales arrangement. As a result of this sale transaction, the Company recorded revenue and margin of $3.0 million and $2.1 million, respectively. The above-referenced theaters were included in the Company’s third quarter of 2012 signings total. In addition, during the 2012 period the Company recognized the digital upgrade of two theaters under a joint revenue sharing arrangement, which were previously operated under sales/sales-type lease arrangements. No such transactions took place in the third quarter of 2013.

Ongoing rent revenue and finance income was $3.5 million in the third quarter of 2013, which was consistent with the prior year comparative period. Gross margin for ongoing rent and finance income decreased to $3.3 million in comparison to $3.4 million in the third quarter of 2013 and 2012, respectively. Contingent fees included in this caption amounted to $0.9 million and $0.6 million in the three months ended September 30, 2013 and 2012, respectively.

Other revenue decreased to $2.2 million in the third quarter of 2013 compared to $5.0 million in the same period in 2012, largely due to a decrease in revenues from theater operations (which reflects the impact of the strong film performance of The Dark Knight Rises: The IMAX Experience in the prior year comparative period.) Other revenue primarily includes revenue generated from the Company’s theater operations, camera rental business and after-market sales of projection system parts and 3D glasses.

The gross margin from other revenue was a loss of $0.3 million in the third quarter of 2013 as compared to a profit of $0.6 million in the third quarter of 2012.

Theater System Maintenance

Theater system maintenance revenue increased 15.1% to $8.1 million during the third quarter of 2013 as compared to $7.0 million in the third quarter of 2012. Theater system maintenance gross margin increased $0.4 million to $3.2 million in the third quarter of 2013 as compared to $2.8 million in the prior year comparative period. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins can vary depending on the mix of theater system configurations in the theater network and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenue from joint revenue sharing arrangements decreased 9.3% to $12.0 million in the third quarter of 2013 compared to $13.2 million in the third quarter of 2012. The Company ended the third quarter of 2013 with 351 theaters operating under joint revenue sharing arrangements, as compared to 287 theaters at the end of the third quarter of 2012. The decrease in revenues from joint revenue sharing arrangements was primarily due to the weaker film performance experienced as compared to the prior year comparative period, which included the exceptional performance of The Dark Knight Rises: The IMAX Experience. During the quarter, the Company installed 13 full, new theaters under joint revenue sharing arrangements, as compared to 14 theaters in the prior year comparative period.

The gross margin from joint revenue sharing arrangements in the third quarter of 2013 decreased 23.0% to $7.2 million, as compared to $9.3 million in the third quarter of 2012. Included in the calculation of third quarter gross margin were certain advertising, marketing and commission costs primarily associated with new theater launches of $0.9 million, as compared to $1.1 million incurred in the prior year comparative period. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses from both periods, was $8.0 million in the third quarter of 2013, as compared to $10.4 million in the third quarter of 2012. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

	Three Months Ended September 30,
	2013	2012
Gross margin from joint revenue sharing arrangements	$7,153	$9,286
Add:
Advertising, marketing and commission costs	890	1,087

Adjusted gross margin from joint revenue sharing arrangements	$8,043	$10,373

Film

Revenues from the Company’s film segments decreased 35.1% to $19.5 million in the third quarter of 2013 from $30.1 million in the third quarter of 2012, primarily due to lower film production and IMAX DMR revenues. Gross box-office generated by IMAX DMR films decreased 23.5% to $132.5 million for the third quarter of 2013 from $173.2 million for the third quarter of 2012. Film production and IMAX DMR revenues decreased 42.3% to $14.5 million in the third quarter of 2013 from $25.2 million in the third quarter of 2012. The decrease in film production and IMAX DMR revenues was primarily due to the weaker film slate in the third quarter of 2013 as compared to the prior year comparative period. The third quarter of 2012 included the exceptional performance of The Dark Knight Rises: The IMAX Experience, which contributed over $100.0 million in IMAX gross box-office, as well as additional DMR revenue from funding the associated film prints. Gross box-office per screen for the three months ended September 30, 2013 averaged $207,500 in comparison to $312,000 in the comparable period last year. In the third quarter of 2013, gross box-office was generated primarily by the exhibition of 17 films (listed below), as compared to 8 films primarily exhibited during the third quarter of 2012:

Three Months Ended September 30, 2013 — Films Exhibited	Three Months Ended September 30, 2012 — Films Exhibited

Jurassic Park: An IMAX 3D Experience

Star Trek Into Darkness: An IMAX 3D Experience

Fast & Furious 6: The IMAX Experience

After Earth: The IMAX Experience

Man of Steel: An IMAX 3D Experience

World War Z: An IMAX 3D Experience

Despicable Me 2: An IMAX 3D Experience

White House Down: The IMAX Experience

Man of Tai Chi: The IMAX Experience

Lone Ranger: The IMAX Experience

Pacific Rim: An IMAX 3D Experience

Elysium: An IMAX 3D Experience

The Mortal Instruments: City of Bones: An IMAX 3D Experience

Riddick: An IMAX 3D Experience

The Wizard of Oz: An IMAX 3D Experience

Young Detective Dee: Rise of the Sea Dragon: An IMAX 3D Experience

Metallica Through the Never: An IMAX 3D Experience

The Amazing Spiderman: An IMAX 3D Experience
The Dark Knight Rises: The IMAX Experience
Total Recall: The IMAX Experience
The Bourne Legacy: The IMAX Experience
Flying Swords of Dragon Gate: An IMAX 3D Experience
Indiana Jones and the Raiders of the Lost Ark: The IMAX Experience
Resident Evil: Retribution: An IMAX 3D Experience
Tai Chi 0: An IMAX 3D Experience

Other revenues attributable to the film segment increased to $5.0 million in the third quarter of 2013 from $4.9 million in the third quarter of 2012.

The Company’s gross margin from its film segments in the third quarter of 2013 decreased to $10.0 million from $16.1 million in the third quarter of 2012. Film production and IMAX DMR gross margin decreased to $8.6 million in the third quarter of 2013 from $15.4 million in the third quarter of 2012, primarily due to lower film performance. Other gross margin attributable to the film segment for the third quarter of 2013 was $1.4 million as compared to $0.7 million in the prior year comparative period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $19.8 million in the third quarter of 2013 as compared to the $19.4 million experienced in the third quarter of 2012. The following reflects the activity changes in selling, general and administrative expenses as compared to the prior year period:

•	a $1.0 million increase in staff costs, including salaries and benefits; offset by

•	a $0.5 million decrease due to a change in foreign exchange rates. During the third quarter ended September 30, 2013, the Company recorded a foreign exchange gain of $0.8 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign currency forward contracts as compared to a gain of $0.3 million recorded in the prior year comparative period; and

•	a $0.1 million net decrease in other general corporate expenditures.

Research and Development

Research and development expenses were $4.0 million in the third quarter of 2013 compared to $2.5 million in the third quarter of 2012 and are primarily attributable to the development of the Company’s new laser-based digital projection system. The Company is developing its next-generation laser projector, which is expected to provide greater brightness and clarity, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers.

A high level of research and development is expected to continue throughout 2013 as the Company continues its efforts to develop its next-generation laser-based projection system. In addition, the Company plans to continue to fund research and development activity in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing IMAX theater systems’ capabilities in both home and live entertainment, developing more

IMAX cameras, enhancing the Company’s 2D and 3D image quality, expanding the applicability of the Company’s digital technology, and further enhancing the IMAX theater and sound system design through the addition of more channels, improvements to the Company’s proprietary tuning system and mastering processes.

Receivable Provisions, Net of Recoveries

The Company recorded receivable provisions, net of recoveries of $0.2 million for accounts receivable and financing receivables in the third quarter of 2013, which was consistent with the prior year comparative period.

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

Interest Income and Expense

Interest income was less than $0.1 million in the third quarter of 2013, which was consistent with the third quarter of 2012.

Interest expense was $0.3 million and $0.4 million in the third quarter of 2013 and 2012, respectively. Included in interest expense is the amortization of deferred finance costs of $0.1 million and less than $0.1 million in the third quarter of 2013 and 2012, respectively. The Company’s policy is to defer and amortize, over the life of the debt instrument, all the costs relating to debt financing which are paid directly to the debt provider.

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

There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence, including projected future earnings. As at September 30, 2013, the Company had a gross deferred income tax asset of $37.2 million, against which the Company is carrying a $6.1 million valuation allowance. For the three months ended September 30, 2013, the Company recorded an income tax provision of $0.6 million, of which a provision of $0.1 million was related to an increase in its provisions for uncertain tax positions.

The Company anticipates utilizing the majority of its currently-available tax attributes over the next two years.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 “Investments – Equity Method and Joint Ventures” (“ASC 323”). At September 30, 2013, the equity method of accounting is being utilized for an investment with a carrying value of $2.0 million (December 31, 2012 - $3.0 million). For the three months ended September 30, 2013, gross revenues, cost of revenue and net loss for the investment were $1.2 million, $3.1 million and $3.3 million, respectively (2012 — $2.7 million, $2.9 million and $3.0 million, respectively). The Company has recorded its proportionate share of the net loss which amounted to $0.3 million for the third quarter of 2013 and which was consistent with the prior year comparative period.

Nine Months Ended September 30, 2013 Versus Nine Months Ended September 30, 2012

The Company reported net income of $16.3 million or $0.24 per basic and diluted share for the nine months ended September 30, 2013, as compared to net income of $28.5 million or $0.43 per basic and $0.42 per diluted share for the nine months ended September 30, 2012. Net income for the nine months ended September 30, 2013 includes an $8.8 million charge, or $0.12 per diluted share, for stock-based compensation (2012 – $10.3 million or $0.15 per diluted share). Adjusted net income, which consists of net income excluding stock-based compensation expense and the related tax expense, was $24.9 million, or $0.36 per diluted share, in the nine months ended September 30, 2013, as compared to adjusted net income of $38.6 million, or $0.57 per diluted share, for the nine months ended September 30, 2012. A reconciliation of net income, the most directly comparable U.S. GAAP measure, to adjusted net income and adjusted net income per diluted share is presented in the table below:

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net income	$16,286	$0.24	$28,454	$0.42
Add:
Stock-based compensation	8,772	0.12	10,252	0.15
Tax expense on items listed above	(159)	—	(86)	—

Adjusted net income	$24,899	$0.36	$38,620	$0.57

Weighted average diluted shares outstanding		68,853		68,187

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
IMAX Systems
Sales and sales-type leases(1)	$33,321	$49,751	$16,390	$25,259
Ongoing rent, fees, and finance income(2)	10,111	9,312	9,758	9,216
Other	8,362	10,394	(29)	287

	51,794	69,457	26,119	34,762

Theater System Maintenance	23,844	20,878	9,432	8,122

Joint Revenue Sharing Arrangements	39,672	40,477	26,796	28,340

Film
Production and IMAX DMR	54,854	58,805	30,372	35,714
Film distribution and post-production	13,740	16,900	4,154	3,506

	68,594	75,705	34,526	39,220

	$183,904	$206,517	$96,873	$110,444

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the nine months ended September 30, 2013 decreased by 10.9% to $183.9 million from $206.5 million in the same period last year, due in large part to a decrease in revenue from the Company’s IMAX systems and film segments. The gross margin across all segments in the nine months ended September 30, 2013 was $96.9 million, or 52.7% of total revenue, compared to $110.4 million, or 53.5% of total revenue, in the nine months ended September 30, 2012.

IMAX Systems

IMAX systems revenue decreased 25.4% to $51.8 million in the nine months ended September 30, 2013, as compared to $69.5 million in the nine months ended September 30, 2012, resulting primarily from the installation of fewer systems under sales and sales-type lease arrangements versus the prior-year period.

Revenue from sales and sales-type leases decreased 33.0% to $33.3 million in the nine months ended September 30, 2013 from $49.8 million in the nine months ended September 30, 2012. The Company recognized revenue on 22 full, new theater systems which qualified as either sales or sales-type leases in the nine months ended September 30, 2013, with a total value of $25.8 million, versus 33 full, new theater systems in the nine months ended September 30, 2012, with a total value of $42.4 million. Additionally, the Company recognized revenue on the installation of 3 xenon-based digital upgrades in the nine months ended September 30, 2013, with a total value of $2.1 million, as compared to 11 xenon-based digital upgrades and one 3D GT upgrade (from a 2D GT system) in the nine months ended September 30, 2012, with a total value of $4.2 million. Digital upgrades typically have lower sales prices and gross margin than full theater system installations. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers. There were no used systems installed in the nine months ended September 30, 2013 and 2012.

Average revenue per full, new sales and sales-type lease systems was $1.2 million for the nine months ended September 30, 2013, compared to $1.3 million for the nine months ended September 30, 2012. Average revenue per digital upgrade was $0.7 million for the nine months ended September 30, 2013, as compared to $0.4 million during the nine months ended September 30, 2012.

The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangements (see discussion below) installations by theater system configuration for the nine months ended September 30, 2013 and 2012 is outlined in the table below:

	Nine Months Ended September 30,
	2013		2012
New IMAX xenon-based digital theater systems - installed and recognized
Sales and sales-type lease arrangements	22		33
Short-term operating lease arrangement	1	(1)	—
Joint revenue sharing arrangements	35		31

Total new theater systems	58		64

IMAX xenon-based digital theater system upgrades - installed and recognized
Sales and sales-type lease arrangements	3		12	(2)
Short-term operating lease arrangement	11	(1)	—
Joint revenue sharing arrangements	2	(1)	2

Total upgraded theater systems	16		14

IMAX xenon-based digital theater system upgrades - installed and deferred	1	(1)	1

Total theater systems installed	75		79

(1)	Reflects xenon-based digital system configurations, which will be upgraded to a laser-based digital system configuration at a future date.
(2)	Includes one upgrade under a sale arrangement from a 2D GT projection system to a 3D projection system.

Settlement revenue was $0.4 million and $nil for the nine months ended September 30, 2013 and 2012, respectively.

IMAX theater systems margin from full, new sales and sale-type leases, excluding the impact of settlements and asset impairment charges, was 61.3% in the nine months ended September 30, 2013, as compared to 61.6% in the nine months ended September 30, 2012. Gross margin from digital upgrades was $0.9 million in the nine months ended September 30, 2013, as compared to $0.7 million in the nine months ended September 30, 2012. In addition, in the nine months ended September 30, 2012, the Company incurred a charge of $1.6 million for equipment to enable certain theaters to elect to exhibit films such as The Dark Knight Rises in either digital or analog format. Furthermore, in the nine months ended September 30, 2012, the Company recorded a write-down of certain film-based projector inventories of $0.3 million.

In the first nine months of 2013, the Company recognized revenue for 13 theater systems (10 sales and 3 operating leases) under a digital upgrade arrangement which were previously installed, but revenue recognition was deferred. The arrangement contained provisions providing the customer with standard digital upgrades, which were installed, and a number of as-of-yet undeveloped upgrades. The Company’s policy is to defer revenue recognition until the upgrade right expires, if applicable, or a digital upgrade is delivered. In the nine months ended September 30, 2013 the upgrade right in the agreement expired such that contract consideration became fixed. Therefore, the Company recognized revenue and gross margin of $3.1 million and a loss of $0.3 million, respectively, from these 10 theater systems which qualify as sales. Revenue earned from the 3 theater systems, which qualify as operating leases, are included in the Company’s ongoing rent revenue and finance income discussion below.

In the nine months ended 2013, one of the Company’s customers acquired an IMAX theater from another existing customer that had been operating under a joint revenue sharing arrangement. This theater was purchased from the Company under a sale arrangement. As a result of this sale transaction, the Company recorded revenue and margin of $0.9 million and $0.6 million, respectively. The above-referenced theater was included in the Company’s 2013 signings total. During the nine months ended September 30, 2012, one of the Company’s customers acquired 3 IMAX theaters from another existing customer that had been operating under a joint revenue sharing arrangement. These theaters were purchased from IMAX under a sales arrangement. As a result of this sale transaction, the Company recorded revenue and margin of $3.0 million and $2.1 million, respectively. The above-referenced theaters were included in the Company’s year-to-date signings total. In addition, during the 2012 comparative period the Company recognized the xenon-based digital upgrade of two theaters under a joint revenue sharing arrangement, which were previously operated under sales/sales-type lease arrangements.

Ongoing rent revenue and finance income increased to $10.1 million in the nine months ended September 30, 2013 compared to $9.3 million in the nine months ended September 30, 2012. Gross margin for ongoing rent and finance income increased to $9.8 million in the nine months ended September 30, 2013 from $9.2 million in the nine months ended September 30, 2012. Contingent fees included in this caption amounted to $2.5 million and $1.7 million in the nine months ended September 30, 2013 and 2012, respectively.

Other revenue decreased to $8.4 million in the nine months ended September 30, 2013, compared to $10.4 million in the same period in 2012, largely due to a decrease in revenue from the Company’s theater operations. Other revenue primarily includes revenue generated from the Company’s theater operations, camera rental business and after-market sales of projection system parts and 3D glasses.

The gross margin from other revenue was a loss of less than $0.1 million in the nine months ended September 30, 2013 as compared to a profit of $0.3 million in the nine months ended September 30, 2012.

Theater System Maintenance

Theater system maintenance revenue increased 14.2% to $23.8 million during the nine months ended September 30, 2013, as compared to $20.9 million during the nine months ended September 30, 2012. Theater system maintenance gross margin was $9.4 million in the nine months ended September 30, 2013 which is higher than the $8.1 million experienced in the nine months ended September 30, 2012. In the nine months ended September 30, 2012, the Company recorded a write-down of $0.2 million for certain service parts inventories. Maintenance margins can vary depending on the mix of theater system configurations in the theater network and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenue from joint revenue sharing arrangements decreased to $39.7 million in the nine months ended September 30, 2013, as compared to $40.5 million in the nine months ended September 30, 2012. The Company ended the nine month period with 351 theaters operating under joint revenue sharing arrangements, as compared to 287 theaters at the end of the nine months ended September 30, 2012. The decrease in revenues from joint revenue sharing arrangements was primarily due to the weaker film performance experienced partially offset by the greater number of operational theaters as compared to the prior year comparative period. During the nine months ended September 30, 2013, the Company installed 35 full, new theaters under joint revenue sharing arrangements, as compared to 31 new theaters during the prior year comparative period.

The gross margin from joint revenue sharing arrangements in the nine months ended September 30, 2013 decreased to $26.8 million from $28.3 million in the nine months ended September 30, 2012. Included in the calculation of gross margin in the first nine months of 2013 were certain advertising, marketing and commission costs primarily associated with new theater launches of $2.0 million, as compared to $2.1 million for such expenses in the prior year comparative period. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses from both periods, was $28.8 million in the nine months ended September 30, 2013, compared to $30.5 million in the year ago period. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

	Nine Months Ended September 30,
	2013	2012
Gross margin from joint revenue sharing arrangements	$26,796	$28,340
Add:
Advertising, marketing and commission costs	2,033	2,119

Adjusted gross margin from joint revenue sharing arrangements	$28,829	$30,459

Film

Revenue from the Company’s film segments decreased 9.4% to $68.6 million in the nine months ended September 30, 2013 from $75.7 million in the nine months ended September 30, 2012, largely due to lower film production and IMAX DMR revenues. Gross box-office generated by IMAX DMR films increased to $481.9 million for the nine months ended September 30, 2013 from $468.4 million for the nine months ended September 30, 2012, an 2.9% increase year-over-year. Film production and IMAX DMR revenues decreased 6.7% to $54.9 million in the nine months ended September 30, 2013 from $58.8 million in the nine months ended September 30, 2012. The decrease in film production and IMAX DMR revenues was largely due to additional DMR revenue from funding film prints on The Dark Knight Rises: The IMAX Experience in the third quarter of 2012. Gross box-office per screen for the nine months ended September 30, 2013 averaged $777,200, in comparison to $892,800 in the comparable period last year. In 2013, gross box-office was generated primarily by the exhibition of 33 films to IMAX theaters (listed below), as compared to 26 films primarily exhibited during the nine months ended September 30, 2012, in each case as listed below:

Nine Months Ended September 30, 2013 — Films Exhibited	Nine Months Ended September 30, 2012 — Films Exhibited

Skyfall: The IMAX Experience

Life of Pi: An IMAX 3D Experience

CZ12: An IMAX 3D Experience

The Hobbit: An Unexpected Journey: An IMAX 3D Experience

Les Misérables: The IMAX Experience

The Grandmaster: The IMAX Experience

Hansel & Gretel: Witch Hunters: An IMAX 3D Experience

Journey to the West: Conquering the Demons: An IMAX 3D Experience

Top Gun: An IMAX 3D Experience

A Good Day to Die Hard: The IMAX Experience

Jack the Giant Slayer: An IMAX 3D Experience

Oz: The Great and Powerful: An IMAX 3D Experience

G.I. Joe: Retaliation: An IMAX 3D Experience

Dragon Ball Z: Battle of the Gods: An IMAX 3D Experience

Happy Feet Two: An IMAX 3D Experience

Mission: Impossible – Ghost Protocol: The IMAX Experience

The Adventures of Tintin: The Secret of the Unicorn: An IMAX 3D Experience

Flying Swords of Dragon Gate: An IMAX 3D Experience

Underworld: Awakening: An IMAX 3D Experience

Journey 2: The Mysterious Island: An IMAX 3D Experience

The Lorax: An IMAX 3D Experience

John Carter: An IMAX 3D Experience

The Hunger Games: An IMAX 3D Experience

Wrath of the Titans: An IMAX 3D Experience

Titanic: An IMAX 3D Experience

Houba! On the Trail of the Marsupilami: The IMAX Experience

Battleship: The IMAX Experience

The Avengers: An IMAX 3D Experience

Jurassic Park: An IMAX 3D Experience

Oblivion: The IMAX Experience

Iron Man 3: An IMAX 3D Experience

Star Trek Into Darkness: An IMAX 3D Experience

Fast & Furious 6: The IMAX Experience

After Earth: The IMAX Experience

Man of Steel: An IMAX 3D Experience

World War Z: An IMAX 3D Experience

Despicable Me 2: An IMAX 3D Experience

White House Down: The IMAX Experience

Man of Tai Chi: The IMAX Experience

Lone Ranger: The IMAX Experience

Pacific Rim: An IMAX 3D Experience

Elysium: An IMAX 3D Experience

The Mortal Instruments: City of Bones: An IMAX 3D Experience

Riddick: An IMAX 3D Experience

The Wizard of Oz: An IMAX 3D Experience

Young Detective Dee: Rise of the Sea Dragon: An IMAX 3D Experience

Metallica Through the Never: An IMAX 3D Experience

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

Total Recall: The IMAX Experience

The Bourne Legacy: The IMAX Experience

Indiana Jones and the Raiders of the Lost Ark: The IMAX Experience

Resident Evil: Retribution: An IMAX 3D Experience

Tai Chi 0: An IMAX 3D Experience

Other revenues attributable to the film segment decreased 18.7% to $13.7 million in the nine months ended September 30, 2013 from $16.9 million in the nine months ended September 30, 2012. This decrease was largely due to the result of no IMAX original films being released in the current period, whereas To the Arctic 3D was released in the nine months ended September 30, 2012.

The Company’s gross margin from its film segments decreased 12.0% in the nine months ended September 30, 2013 to $34.5 million from $39.2 million in the nine months ended September 30, 2012. Film production and IMAX DMR gross margins decreased to $30.4 million from $35.7 million in the nine months ended September 30, 2012, primarily due to overall lower film performance. Other gross margin attributable to the film segment was $4.2 million in the nine months ended September 30, 2013 as compared to $3.5 million in the nine months ended September 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $59.4 million in the nine months ended September 30, 2013 as compared to $59.0 million in the prior year comparative period. The following reflects the activity changes in selling, general and administrative expenses as compared to the prior year period:

•	a $2.1 million increase in salaries and benefits and other staff costs, net of lower travel and entertainment costs of $0.9 million;

•	a $1.3 million increase due to a change in foreign exchange rates. During the nine months ended September 30, 2013, the Company recorded a foreign exchange loss of less than $0.1 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign currency forward contracts as compared to a gain of $1.2 million recorded in the prior year comparative period; and

•	a $0.7 million net increase in other general corporate expenditures.

These increases were offset by:

•	a $2.2 million decrease resulting from a gain on the curtailment of Canadian postretirement benefits; and

•	a $1.5 million decrease in the Company’s stock-based compensation expense.

Research and Development

Research and development expenses increased to $11.3 million in the nine months ended September 30, 2013 compared to $7.6 million in the nine months ended September 30, 2012 and are primarily attributable to the development of the Company’s new laser-based digital projection system. The Company is developing its next-generation laser projector, which is expected to provide greater brightness and clarity, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers.

A high level of research and development is expected to continue throughout 2013 as the Company continues its efforts to develop its next-generation laser-based projection system. In addition, the Company plans to continue to fund research and development activity in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing IMAX theater systems’ capabilities in both home and live entertainment, developing more IMAX cameras, enhancing the Company’s 2D and 3D image quality, expanding the applicability of the Company’s digital technology, and further enhancing the IMAX theater and sound system design through the addition of more channels, improvements to the Company’s proprietary tuning system and mastering processes.

Receivable Provisions, Net of Recoveries

Receivable provisions net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.3 million in the nine months ended September 30, 2013 as compared to $0.8 million for the nine months ended September 30, 2012.

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

Interest Income and Expense

Interest income was less than $0.1 million in the nine months ended September 30, 2013, as compared to $0.1 million in the nine months ended September 30, 2012.

Interest expense was $1.0 million in the nine months ended September 30, 2013, which decreased from the $1.4 million experienced in the nine months ended September 30, 2012. Included in interest expense is the amortization of deferred finance costs in the amount of $0.3 million in the nine months ended September 30, 2013 as compared to $0.1 million in the prior year comparative period. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Income Taxes

There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings. The Company recorded an income tax provision of $6.6 million for the nine months ended September 30, 2013, of which a provision of $0.3 million is related to an increase in its provisions for uncertain tax positions. For the nine months ended September 30, 2012, the Company recorded an income tax provision of $11.5 million, of which a provision of $0.2 million was related to an increase in its provisions for uncertain tax positions.

Due to a change in enacted tax rates, the Company recorded an increase to deferred tax assets and a decrease to the deferred tax provision of $0.7 million in the nine months ended September 30, 2012.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. At September 30, 2013, the equity method of accounting is being utilized for an investment with a carrying value of $2.0 million (December 31, 2012 - $3.0 million). For the nine months ended September 30, 2013, gross revenues, cost of revenue and net loss for the investment were $5.4 million, $10.0 million and $9.8 million, respectively (2012 — $6.5 million, $8.9 million and $9.9 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $1.0 million for the nine months ended September 30, 2013 and 2012, respectively.

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

The Company’s indebtedness under the Credit Facility includes the following:

	September 30, 2013	December 31, 2012
Revolving Loan	$5,000	$11,000

Total amounts drawn and available under the Credit Facility at September 30, 2013 were $5.0 million and $195.0 million, respectively (December 31, 2012 — $11.0 million and $99.0 million, respectively).

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

The amounts outstanding under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin of (a) 1.50%, 1.75% or 2.00% depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement) per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. In addition, the Company is obligated to pay a Commitment Fee (as defined in the Credit Agreement) per annum of between 0.25% and 0.50% of the unused portion of the Credit Facility, depending on the Company’s Total Leverage Ratio. Term loans, if any, under the Credit Facility must be repaid under a 5-year straight line amortization, with a balloon payment due at maturity. The Company is required to provide an interest rate hedge for 50% of any term loans outstanding after January 1, 2015. Under the Credit Facility, the effective interest rate for the three and nine months ended September 30, 2013 for the revolving loan portion was 1.95% and 2.26%, respectively. Under the Prior Credit Facility, the effective interest rate for the three and nine months ended September 30, 2012 was 2.39% and 2.41%, respectively.

The Credit Facility provides that the Company will be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1. The Company will also be required to maintain minimum EBITDA (as defined in the Credit Agreement) of $70.0 million between closing and September 30, 2013, which requirement increases to $80.0 million on December 31, 2013, $90.0 million on December 31, 2014, and $100.0 million on December 31, 2015. The Company must also maintain a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 2.5:1 between closing and September 30, 2013, which requirement decreases to (i) 2.25:1 on December 31, 2013; (ii) 2.0:1 on December 31, 2014; and (iii) 1.75:1 on December 31, 2015. The ratio of total debt to EBITDA was 0.06:1 as at September 30, 2013, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $5.0 million. EBITDA is calculated as follows:

EBITDA per Credit Facility:	For the 3 months ended September 30, 2013	For the 12 months ended September 30, 2013(1)
(In thousands of U.S. Dollars)
Net income	$1,609	$29,169
Add:
Loss from equity accounted investments	344	1,322
Provision for income taxes	619	10,159
Interest expense, net of interest income	301	271
Depreciation and amortization, including film asset amortization	8,699	36,716
Write-downs net of recoveries including asset impairments and receivable provisions	224	370
Stock and other non-cash compensation	3,031	12,469
Gain on curtailment of postretirement benefits	—	(2,185)

	$14,827	$88,291

(1)	Ratio of total debt calculated using twelve months ended EBITDA

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

Letters of Credit and Other Commitments

As at September 30, 2013, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2012 — $nil), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at September 30, 2013, the Company had letters of credit and advance payment guarantees outstanding of $0.3 million under the Bank of Montreal Facility as compared to $0.9 million as at December 31, 2012.

Cash and Cash Equivalents

As at September 30, 2013, the Company’s principal sources of liquidity included cash and cash equivalents of $26.0 million, the Credit Facility, anticipated collection from trade accounts receivable of $44.3 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $18.0 million and payments expected in the next 12 months on existing backlog deals. As at September 30, 2013, the Company had drawn down $5.0 million on the Credit Facility (with remaining availability of $195.0 million). There were $nil letters of credit and advance payment guarantees outstanding under the Credit Facility and $0.3 million under the Bank of Montreal Facility.

During the nine months ended September 30, 2013, the Company’s operations provided cash of $33.0 million. The Company used cash of $24.3 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements, to purchase other intangible assets, including costs to develop the Company’s new enterprise resource planning (“ERP”) system, and to purchase property, plant, and equipment. Based on management’s current operating plan for 2013, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements and to fund DMR agreements with studios. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of 37 theater systems under joint revenue sharing arrangements during the nine months ended September 30, 2013.

The Company believes that cash flow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to existing joint revenue sharing arrangements for the next 12 months.

The Company’s operating cash flow will be adversely affected if management’s projections of future signings for theater systems and film performance, theater installations and film productions are not realized. In addition, as a result of the implementation of the Company’s new ERP system, certain invoicing and collections were delayed during the first quarter of the year. The Company has made significant progress in resolving these delays and anticipates that the impact will be substantially resolved during the remainder of 2013. The Company believes these amounts, the majority of which have now been billed, are collectible. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2012 Form 10-K), there is no guarantee that the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

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

Cash provided by operating activities amounted to $33.0 million for the nine months ended September 30, 2013. Changes in other non-cash operating assets as compared to December 31, 2012 include: an increase of $5.7 million in financing receivables; an increase of $2.3 million in accounts receivable; an increase of $5.5 million in inventories; an increase of $0.7 million in prepaid expenses; and a decrease of $0.5 million in other assets which includes a $0.1 million decrease in insurance recoveries receivable and a $0.9 million decrease in other assets. These decreases were offset by a $0.5 million increase in commission and agency fees. Changes in other operating liabilities as compared to December 31, 2012 include: a decrease in deferred revenue of $0.2 million related to backlog payments received in the current period, offset by amounts relieved from deferred revenue related to theater system installations; an increase in accounts payable of $2.8 million; and an increase of $1.2 million in accrued liabilities which is net of $2.0 million for variable stock-based compensation payments in the period.

Investing Activities

Net cash used in investing activities amounted to $26.8 million in the nine months ended September 30, 2013, which includes an investment in joint revenue sharing equipment of $16.3 million, purchases of $6.2 million in property, plant and equipment, an investment in new business ventures of $2.5 million and an increase in other intangible assets of $1.8 million.

Financing Activities

Net cash used in financing activities in the nine months ended September 30, 2013 amounted to $1.5 million as compared to $19.3 million for nine months ended September 30, 2012, which includes net bank indebtedness repayments of $6.0 million, fees paid of $2.1 million relating to the Credit Facility amendment and $0.2 million in share issuance expenses. These payments were offset by proceeds from the issuance of common shares resulting from stock option exercises of $6.8 million.

Capital Expenditures

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, other intangible assets and investments in film assets were $41.1 million for the nine months ended September 30, 2013 as compared to $36.3 million for the nine months ended September 30, 2012.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligations	2013	2014	2015	2016	2017	Thereafter
Pension obligations(1)	$21,058	$—	$21,058	$—	$—	$—	$—
Credit Facility(2)	5,000	—	—	—	—	—	5,000
Operating lease obligations(3)	10,572	1,718	5,699	1,242	533	533	847
Purchase obligations(4)	9,769	9,628	141	—	—	—	—
Postretirement benefits obligations(5)	2,515	59	76	102	122	140	2,016
Capital lease obligations(6)	4	4	—	—	—	—	—

	$48,918	$11,409	$26,974	$1,344	$655	$673	$7,863

(1)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2013), although Mr. Gelfond has not informed the Company that he intends to retire at that time.
(2)	Interest on the Credit Facility is payable quarterly in arrears based on the applicable variable rate and is not included above.
(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s properties in New York and Santa Monica, and at the various owned and operated theaters.
(4)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
(5)	In February 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company’s postretirement liability was reduced by $2.6 million, resulting in a pre-tax curtailment gain in the first quarter of 2013 of $2.2 million.
(6)	The Company’s total minimum annual payments to be made under capital leases, mostly consisting of payments for IT hardware and various other fixed assets.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan (the “SERP”) covering Messrs. Gelfond and Wechsler. As at September 30, 2013, the Company had an unfunded and accrued projected benefit obligation of approximately $20.5 million (December 31, 2012 — $20.4 million) in respect of the SERP.

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

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at September 30, 2013, the Company had an unfunded benefit obligation of $2.0 million (December 31, 2012 — $4.6 million). In February 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company’s postretirement liability was reduced by $2.6 million, resulting in a pre-tax curtailment gain in the first quarter of 2013 of $2.2 million. See note 4 to the audited consolidated financial statements in Item 8 of the Company’s 2012 Form 10-K for additional details.

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at September 30, 2013, the Company had an unfunded benefit obligation of $0.5 million (December 31, 2012 — $0.5 million).

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

For the three and nine months ended September 30, 2013, the Company recorded a foreign exchange gain of $0.8 million and a loss of less than $0.1 million, respectively, as compared to a foreign exchange gain of $0.3 million and gain of $1.2 million for the three and nine months ended September 30, 2012, respectively, associated with the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2014. In addition, at September 30, 2013, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered foreign currency hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statement of operations. The notional value of foreign currency hedging instruments was $24.6 million as at September 30, 2013 (December 31, 2012 — $8.1 million). A gain of $0.5 million and loss of $0.3 million was recorded to Other Comprehensive Income with respect to the depreciation/appreciation in the value of these contracts in the three and nine months ended September 30, 2013, respectively (2012 — gain of $0.6 million and gain of $0.8 million, respectively). A loss of $0.2 million and loss of $0.1 million for the three and nine months ended September 30, 2013, respectively (2012 — gain of $0.2 million and gain of less than $0.1 million, respectively) was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses. The notional value of forward contracts that do not qualify for hedge accounting at September 30, 2013 was $nil (December 31, 2012 — $nil).

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At September 30, 2013, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros was $18.9 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2013, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $1.9 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at September 30, 2013, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at September 30, 2013, the Company borrowings under the Credit Facility were $5.0 million (December 31, 2012 — $11.0 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in LIBOR. The Company had variable rate debt instruments representing approximately 3.1% and 6.5% of its total liabilities as at September 30, 2013 and December 31, 2012, respectively. If interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately less than $0.1 million and interest income from cash would increase by approximately less than $0.1 million for the quarter ended September 30, 2013. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate debt and cash balances at September 30, 2013.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at September 30, 2013 and has concluded that, as at the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SECs”) rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the first quarter of 2013, the Company implemented a new enterprise resource planning (“ERP”) system. The implementation of the new ERP system resulted in material changes to the nature and type of the Company’s internal controls over financial reporting during the nine months ended September 30, 2013. The Company reviewed the implementation effort as well as the impact on its internal controls over financial reporting and where appropriate, is making changes to these controls over financial reporting to address these system changes. The Company expects the transition period to be completed in the fourth quarter of 2013 as controls evolve under the new system. The Company believes that the internal control changes resulting from the new ERP implementation will improve the overall control environment. There were no other changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of IMAX Corporation, dated July 30, 2013.

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated October 24, 2013, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated October 24, 2013, by Joseph Sparacio.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated October 24, 2013, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated October 24, 2013, by Joseph Sparacio.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION

Date: October 24, 2013	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: October 24, 2013	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)