Form 10-K
period 2013-12-31
IMAX CORP
filed 2014-02-20
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number 001-35066

IMAX Corporation

(Exact name of registrant as specified in its charter)

Canada	98-0140269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2525 Speakman Drive, Mississauga, Ontario, Canada L5K 1B1 (905) 403-6500	110 E. 59th Street, Suite 2100 New York, New York, USA 10022 (212) 821-0100

(Address of principal executive offices, zip code, telephone numbers)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Shares, no par value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on June 30, 2013 was $1,407.2 million (56,604,512 common shares times $24.86).

As of January 31, 2014, there were 67,893,045 common shares of the registrant outstanding.

Document Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed within 120 days of the close of IMAX Corporation’s fiscal year ended December 31, 2013, with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and the annual meeting of the stockholders of the registrant (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K to the extent described therein.

IMAX CORPORATION

December 31, 2013

IMAX CORPORATION

EXCHANGE RATE DATA

Unless otherwise indicated, all dollar amounts in this document are expressed in United States (“U.S.”) dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Bank of Canada (the “Noon Buying Rate”). Such rates quoted are the number of U.S. dollars per one Canadian dollar and are the inverse of rates quoted by the Bank of Canada for Canadian dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 2013 was U.S. $0.9402.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Exchange rate at end of period	0.9402	1.0051	0.9833	1.0054	0.9555
Average exchange rate during period	0.9713	1.0006	1.0151	0.9709	0.8757
High exchange rate during period	1.0164	1.0299	1.0583	1.0054	0.9716
Low exchange rate during period	0.9348	0.9599	0.9430	0.9278	0.7692

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this annual report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) and expectations regarding the Company’s future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; the performance of IMAX DMR films; competitive actions by other companies; conditions in the in-home and out-of-home entertainment industries; the signing of theater system agreements; changes in laws or regulations; conditions, changes and developments in the commercial exhibition industry; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; risks related to the Company’s growth and operations in China; the failure to respond to change and advancements in digital technology; the Company’s largest customer accounting for a significant portion of the Company’s revenue and backlog; risks related to new business initiatives; the potential impact of increased competition in the markets within which the Company operates; risks related to the Company’s inability to protect the Company’s intellectual property; risks related to the Company’s implementation of a new enterprise resource planning system; the failure to convert theater system backlog into revenue; risks related to the Company’s dependence on a sole supplier for its analog film; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, DMR®, IMAX nXos®, IMAX think big®, think big® and IMAX Is Believing®, are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

PART I

Item 1.	Business

GENERAL

IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and as such, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world.

The Company’s principal businesses are:

•	the design and manufacture of premium theater systems (“IMAX theater systems”) and the sale, lease or contribution of those systems to customers under theater arrangements; and

•	the Digital Re-Mastering of films into the IMAX format and the exhibition of those films in the IMAX theater network.

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

The components together cause audiences in IMAX theaters to feel as if they are a part of the on-screen action, creating a more intense, immersive and exciting experience than a traditional theater.

As a result of the immersiveness and superior image and sound quality of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for IMAX DMR films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX DMR films, generates incremental box-office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box-office generated by IMAX DMR films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood blockbuster films, which is separate and distinct from their wider theatrical release.

The Company believes the IMAX theater network is the most extensive premium theater network in the world with 837 theater systems (720 commercial, 117 institutional) operating in 57 countries as at December 31, 2013. This compares to 731 theater systems (617 commercial, 114 institutional) operating in 53 countries as at December 31, 2012. The success of the Company’s digital and joint revenue sharing strategies and the strength of its film slate has enabled the Company’s theater network to expand significantly, with the Company’s overall network increasing by 180% and the Company’s commercial network increasing by 302% from the beginning of 2008. In 2013 and 2012, the Company signed theater agreements for 277 and 142 systems, respectively, which is expected to drive additional growth in 2014 and thereafter.

The Company has identified approximately 1,700 IMAX zones worldwide. The Company believes that these zones present the potential for the IMAX theater network to grow significantly from the 701 commercial multiplex IMAX theaters operating as of December 31, 2013. While the Company continues to grow domestically, particularly in small to mid-tier markets, a significant portion of the Company’s recent growth has come from international markets, a trend that the Company anticipates will continue into the future. In 2013, 83.8% of the Company’s 277 new theater signings were for theaters in international markets. Key international growth markets include Greater China (which includes the People’s Republic of China, Hong Kong, Taiwan and Macau), India, Latin America (which includes South America, Central America and Mexico) and Eastern and Western Europe. In fact, 2013 marked the first year in the Company’s history that revenue and gross box-office derived from outside the United States and Canada exceeded revenues and gross box-office from the United States and Canada.

Greater China continues to be the Company’s second-largest and fastest-growing market. As at December 31, 2013, the Company had 173 theaters operating in Greater China and an additional 239 theaters (includes 2 upgrades) in backlog which represent 58.7% of the Company’s current backlog and which are scheduled to be installed in Greater China by 2021. The Company continues to invest in joint revenue sharing arrangements with select partners to ensure ongoing revenue in this key market. In 2013, the Company and Wanda Cinema Line Corporation (“Wanda”) announced amendments of the parties’ original 2011 joint revenue sharing arrangement for an additional 120 IMAX theaters to be located throughout China. The most recent expansion brings Wanda’s total commitment to 210 IMAX theater systems, of which 195 are under the parties’ joint revenue sharing arrangement. The Company believes that the China market presents opportunities for additional growth with favorable market trends, including government initiatives to foster cinema screen growth, to support the film industry and to increase the number of Hollywood films distributed in China. Recent initiatives include a 2012 agreement with the U.S. to permit 14 additional IMAX or 3D format films to be distributed in China each year and to permit distributors to receive higher distribution fees. The Company cautions, however, that its expansion in China faces a number of challenges. See Risk Factors – “The Company faces risks in connection with the continued expansion of its business in China” in Item 1A. In 2011, the Company formed IMAX (Shanghai) Multimedia Technology Co., Ltd (“IMAX China”) to facilitate the Company’s expansion in China. As at December 31, 2013, IMAX China had offices in Shanghai and Beijing and total of 57 employees.

Over the years, several technological breakthroughs have established IMAX as an important distribution platform for Hollywood’s biggest event films. These include:

•	DMR – IMAX’s proprietary DMR technology digitally converts live-action digital films or 35mm to its large-format, while meeting the Company’s high standards of image and sound quality. In a typical IMAX DMR film arrangement, the Company will receive a percentage, which generally ranges from 10-15%, of net box-office receipts of a film from the film studio in exchange for the conversion of the film to the IMAX DMR format and for access to the IMAX distribution platform. At December 31, 2013, the Company had released 157 IMAX DMR films since the introduction of IMAX DMR in 2002. The number of films released on an annual basis that have been converted through the DMR process has increased significantly in recent years with the advent of digital technology that reduced the DMR conversion time and with the strengthening of the Company’s relationships with major Hollywood studios. Accordingly, 38 films converted through the IMAX DMR process were released in 2013, as compared to 35 in 2012 and 6 in 2007.

•	IMAX Digital Projection System – The Company introduced its digital xenon projection system in 2008. Prior to 2008, all of IMAX’s large format projectors were film-based and required analog film prints. The IMAX digital projection system, which operates without the need for such film prints, was designed specifically for use by commercial multiplex operators and allows operators to reduce the capital and operating costs required to run an IMAX theater without sacrificing the image and sound quality of The IMAX Experience. By making The IMAX Experience more accessible for commercial multiplex operators, the introduction of the IMAX digital projection system paved the way for a number of important joint revenue sharing arrangements which have allowed the Company to rapidly expand its theater network. Since announcing that the Company was developing digital projection technology, the vast majority of the Company’s theater system signings have been for digital systems. As at December 31, 2013, the Company has signed agreements for 1,041 xenon-based digital systems since 2007 (including the upgrade of film-based systems), 220 of which were signed in 2013 alone. As at December 31, 2013, 696 IMAX digital xenon projection systems were in operation, an increase of 23.4% over the 564 digital projection systems in operation as at December 31, 2012.

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. Accordingly, one of the Company’s key short-term initiatives is the development of a next-generation laser-based digital projection system, which it plans to begin rolling out by the end of 2014. In order to develop the laser-based digital projection system, the Company obtained exclusive rights to certain laser projection technology and other technology with applicability in the digital cinema field from Eastman Kodak Company (“Kodak”) in 2011 and entered a co-development arrangement with Barco N.V. (“Barco”) to co-develop a laser-based digital projection system that incorporates Kodak technology in 2012. The Company believes that these arrangements with Kodak and Barco will enable IMAX laser projectors to present greater brightness and clarity, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The Company also believes that a laser projection solution will be the first IMAX digital projection system capable of illuminating the largest screens in its network. As of December 31, 2013, the Company had 62 laser-based digital theater systems in its backlog.

The Company is also undertaking new lines of business, particularly in the area of in-home theater entertainment. In 2013, the Company announced two new initiatives, including a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater system and an investment in PRIMA Cinema Inc., a maker of proprietary systems that transmit current theatrical releases for home viewing. The Company and TCL expect to launch the new home theater system, which will incorporate components of IMAX’s projection and sound technology adapted for a broader home environment as well as PRIMA technology, in China and other select global markets in 2015. The Company also recently began marketing and selling a niche product, the IMAX Private Theatre, a cinema-grade, ultra-premium home theater system.

In addition to the design and manufacture of premium theater systems, the Company is also engaged in the production and distribution of original large-format films, the provision of services in support of the IMAX theater network, the provision of post-production services for large-format films, the operation of three IMAX theaters and, from time-to-time the conversion of two-dimensional (“2D”) and three-dimensional (“3D”) Hollywood feature films for exhibition on IMAX theater systems around the world. IMAX Corporation, a Canadian corporation, was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation (“Predecessor IMAX”). Predecessor IMAX was incorporated in 1967.

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

IMAX Systems, Theater System Maintenance and Joint Revenue Sharing Arrangements

The Company’s primary products are its theater systems. The Company’s digital projection systems include a projector that offers superior image quality and stability and a digital theater control system, a 6-channel, digital audio system delivering up to 12,000 watts of sound; a screen with a proprietary coating technology, and, if applicable, 3D glasses cleaning equipment. IMAX’s digital projection system also operates without the need for analog film prints. Traditional IMAX film-based theater systems contain the same components as the digital projection systems but include a rolling loop 15/70-format projector and require the use of analog film prints. Since its introduction in 2008, the vast majority of the Company’s theater sales have been digital systems and the Company expects that virtually all of its future theater systems sales will be IMAX digital systems. Furthermore, a majority of the Company’s existing film-based theater systems have been upgraded, at a cost to the exhibitor, to an IMAX digital system. As part of the arrangement to sell or lease its theater systems, the Company provides extensive advice on theater planning and design and supervision of installation services. Theater systems are also leased or sold with a license for the use of the world-famous IMAX brand. Historically, IMAX theater systems come in five configurations:

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

The Company’s digital projection system provides a premium and differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand, while providing for the compelling economics and flexibility that digital technology affords. The relatively low cost of a digital file delivery (approximately $100 per movie per system compared to $30 thousand per 2D print and $60 thousand per 3D print for an IMAX analog film print) ensures programming flexibility, which in turn allows theaters to program significantly more IMAX DMR films per year. More programming increases customer choice and potentially increases total box-office revenue significantly. In 2013, 38 films converted through the IMAX DMR process were released to the IMAX theater network as compared to 35 in 2012 and 6 films in 2007. To date, the Company has contracted for the release of 14 DMR films to its theater network for 2014, however, the Company expects a similar number of films to be released to the network in 2014 as experienced in 2013. The Company remains in active discussions with all the major studios regarding future titles for 2014 and beyond. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX theater network in 2014 and beyond. Supplementing the Company’s film slate of Hollywood DMR titles with appealing local DMR titles is an important component of the Company’s international film strategy.

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

The Company’s arrangements for theater system equipment involve either a lease or sale. As part of the purchase or lease of an IMAX theater system, the Company also advises the customer on theater design, supervises the installation of the theater systems and provides projectionists with training in using the equipment. The supervision of installation requires that the equipment also be put through a complete functional start-up and test procedure to ensure proper operation. Theater owners or operators are responsible for providing the theater location, the design and construction of the theater building, the installation of the system components and any other necessary improvements, as well as the theater’s marketing and programming. The Company’s typical arrangement also includes trademark license rights whose term tracks the term of the underlying agreement. The theater system equipment components (including the projector, sound system, screen system, and, if applicable, 3D glasses cleaning machine), theater design support, supervision of installation, projectionist training and trademark rights are all elements of what the Company considers the system deliverable (the “System Deliverable”). For a separate fee, the Company provides ongoing maintenance and extended warranty services for the theater system. The Company’s contracts are generally denominated in U.S. dollars, except in Canada, China, Japan and parts of Europe, where contracts are sometimes denominated in local currency.

The Company offers certain commercial clients joint revenue sharing arrangements, pursuant to which the Company provides the System Deliverable in return for a portion of the customer’s IMAX box-office receipts, and in some cases, concession revenue and a small upfront or initial payment. Pursuant to these revenue-sharing arrangements, the Company retains title to the theater system equipment components and the applicable rent payments are contingent, instead of fixed or determinable, on film performance. The initial term of IMAX theater systems under joint revenue sharing arrangements are typically non-cancellable for 10 to 13 years and are renewable by the customer for one or more additional terms of between 5 and 10 years. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally non-cancellable by the customer unless the Company fails to perform its obligations. In rare cases, the contract provides certain performance thresholds that, if not met by either party, allows the other party to terminate the agreement. By offering arrangements in which exhibitors do not need to invest the significant initial capital required of a lease or a sale arrangement, the Company has been able to expand its theater network at a significantly faster pace than it had previously. As at December 31, 2013, the Company has entered into joint revenue sharing arrangements for 645 systems with 38 partners, 382 of which were in operation as at December 31, 2013.

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

In 2012, Dalian Wanda Group Co., Ltd., the parent company of Wanda Cinema Line Corporation (“Wanda”), acquired AMC Entertainment Holdings, Inc. (“AMC”). Prior to this transaction, AMC and Wanda were, respectively, the Company’s first and third largest customers. Under common ownership, Wanda and AMC together is the Company’s largest customer, representing approximately 13.9%, 12.2% and 14.1% of the Company’s total revenue in 2013, 2012 and 2011, respectively. In addition, Wanda and AMC together represented approximately 31% of the Company’s backlog as of December 31, 2013. See Risk Factors – “Under common ownership, Wanda and AMC together account for a significant and growing portion of the Company’s revenue and backlog. A deterioration in the Company’s relationship with Wanda and/or AMC could materially, adversely affect the Company’s business, financial condition or results of operations.” in Item 1A.

Sales Backlog.

The Company’s sales backlog is as follows:

	December 31, 2013			December 31, 2012
	Number of Systems		Dollar Value (in thousands)	Number of Systems		Dollar Value (in thousands)
Sales and sales-type lease arrangements	144		$177,956	139		$168,101
Joint revenue sharing arrangements	263		51,983	137		31,652

	407	(1)	$229,939	276	(2)	$199,753

(1)	Includes 23 upgrades to a digital theater system, in an existing IMAX theater location (3 xenon and 20 laser, of which 4 are under joint revenue sharing arrangements).
(2)	Includes 11 upgrades to a digital theater system, in an existing IMAX theater location (6 xenon and 5 laser).

The number of theater systems in the backlog reflects the minimum number of commitments from signed contracts. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments. Signed contracts for theater systems are listed as sales backlog prior to the time of revenue recognition. The value of sales backlog does not include revenue from theaters in which the Company has an equity-interest, operating leases, letters of intent or long-term conditional theater commitments. The value of sales backlog represents the total value of all signed theater system agreements that are expected to be recognized as revenue in the future. Sales backlog includes initial fees along with the estimated present value of contractual fixed minimum fees due over the term, however it excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual minimums that may be received in the future. The value of theaters under joint revenue sharing arrangements is excluded from the dollar value of sales backlog, although certain theater systems under joint revenue sharing arrangements provide for contracted upfront payments and therefore carry a backlog value based on those payments, which is reflected in the table above.

The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as at December 31:

	2013			2012
	Theater Network Base	Backlog		Theater Network Base	Backlog
Flat Screen (2D)	22	—		22	—
Dome Screen (2D)	58	—		61	—
IMAX 3D Dome (3D)	2	—		2	—
IMAX 3D GT (3D)	41	—		63	1
IMAX 3D SR (3D)	18	—		19	—
IMAX MPX (3D)	—	—		—	3
IMAX Digital: Xenon (3D)	696	345	(1)	564	267
IMAX Digital: Laser (3D)	—	62	(2)	—	5

Total	837	407		731	276

(1)	Includes 3 upgrades from film-based theater systems to digital theater systems in existing IMAX theater locations (all institutional)
(2)	Backlog includes 20 upgrades to IMAX digital laser theater systems from IMAX digital xenon theater systems in existing IMAX theater locations (12 commercial and 8 institutional)

The Company estimates that it will install a similar number of new theater systems (excluding digital upgrades) as the Company installed in 2013. The Company’s installation estimates includes scheduled systems from backlog, as well as the Company’s estimate of installations from arrangements that will sign and install in the same calendar year. The Company cautions, however, that theater system installations may slip from period to period over the course of the Company’s business, usually for reasons beyond its control.

IMAX Flat Screen and IMAX Dome Theater Systems. As at December 31, 2013, there were 82 IMAX flat screen and IMAX Dome theater systems in the IMAX network, as compared to 85 IMAX flat screen and IMAX Dome theater systems as at December 31, 2012. IMAX flat screen and IMAX Dome systems primarily have been installed in institutions such as museums and science centers. Flat screen IMAX theaters were introduced in 1970, while IMAX Dome theaters, which are designed for tilted dome screens, were introduced in 1973. There have been several significant proprietary and patented enhancements to these systems since their introduction.

IMAX 3D GT and IMAX 3D SR Theater Systems. IMAX 3D theaters utilize a flat screen 3D system, which produces realistic 3D images on an IMAX screen. The Company believes that the IMAX 3D theater systems offer consumers one of the most realistic 3D experiences available today. To create the 3D effect, the audience uses either polarized or electronic glasses that separate the left-eye and right-eye images. The IMAX 3D projectors can project both 2D and 3D films, allowing theater owners the flexibility to exhibit either type of film.

As at December 31, 2013, there were 59 IMAX 3D GT and IMAX 3D SR theater systems in operation compared to 82 IMAX 3D GT and IMAX 3D SR theater systems in operation as at December 31, 2012. The decrease in the number of 3D GT and 3D SR theater systems is largely attributable to the conversion of existing 3D GT and 3D SR theater systems to IMAX digital theater systems.

IMAX MPX Theater Systems. In 2003, the Company launched a large-format theater system designed specifically for use in multiplex theaters. Known as IMAX MPX, this theater system had lower capital and operating costs than other IMAX theater systems and was intended to improve a multiplex owner’s financial returns and to allow for the installation of IMAX theater systems in markets that might previously not have been able to support one. The IMAX digital theater system has supplanted the IMAX MPX theater system as the Company’s multiplex product. Accordingly, all IMAX MPX theater systems have been upgraded to IMAX digital theater systems.

IMAX Digital: Xenon Theater Systems. In July 2008, the Company introduced a proprietary IMAX xenon-based digital projection system that it believes delivers higher quality imagery compared with other digital systems and that is consistent with the Company’s brand. As at December 31, 2013, the Company had installed 696 xenon-based digital theater systems, including 130 upgrades, and has an additional 345 xenon-based digital theater systems in its backlog.

IMAX Digital: Laser Theater Systems. One of the Company’s key initiatives is the development of a next-generation laser-based digital projection system, which it plans to begin rolling out at the end of 2014. The Company believes the IMAX laser projectors will present greater brightness and clarity, a wider colour gamut and deeper blacks, and consume less power and last longer than existing digital technology, capable of illuminating the largest screens in the IMAX theater network. As at December 31, 2013, the Company had 62 laser-based digital theater systems in its backlog.

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

Factors other than the IMAX DMR format, and IMAX’s proprietary projection and sound technology, are increasingly differentiating IMAX content from other film content. Filmmakers are choosing IMAX cameras to shoot selected scenes to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by shooting the film in a larger aspect ratio. Several recent films have featured select sequences shot with IMAX cameras including Star Trek Into Darkness: An IMAX 3D Experience, released in May 2013 and The Hunger Games: Catching Fire: The IMAX Experience, released in November 2013 as well as The Dark Knight Rises: The IMAX Experience in July 2012, which featured over an hour of footage shot with IMAX cameras. In addition, several recent movies, including Oblivion: The IMAX Experience in 2013 and Skyfall: The IMAX Experience in 2012, have featured footage taking advantage of the larger projected IMAX aspect ratio. IMAX theaters therefore serve as an additional distribution platform for Hollywood films, just as home video and pay-per-view are ancillary distribution platforms. In some cases, the Company may also have certain distribution rights to the films produced using its IMAX DMR technology.

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

The first IMAX DMR film, Apollo 13: The IMAX Experience, produced in conjunction with Universal Pictures and Imagine Entertainment, was released in September 2002 to 48 IMAX theaters. One of the more recent IMAX DMR films, The Hobbit: The Desolation of Smaug: An IMAX 3D Experience was released to 528 IMAX theaters. Since the release of Apollo 13: The IMAX Experience, an additional 156 IMAX DMR films have been released to the IMAX theater network as at December 31, 2013.

Recent advances in the IMAX DMR process allow the re-mastering process to meet aggressive film production schedules. The Company has decreased the length of time it takes to reformat a film with its IMAX DMR technology. Apollo 13: The IMAX Experience, released in September 2002, was re-mastered in 16 weeks, while certain current films can be re-mastered in less than one week. The IMAX DMR conversion of simultaneous, or “day-and-date” releases are done in parallel with the movie’s filming and editing, which is necessary for the simultaneous release of an IMAX DMR film with the domestic release to conventional theaters.

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

The Company believes that its international expansion is an important driver of future growth for the Company. In fact, during the year ended December 31, 2013, 54.0% of the Company’s gross box-office from IMAX DMR films was generated in international markets, which was the first time in the Company’s history that international gross box-office exceeded gross box-office from the United States and Canada. The Company believes that the growth in international box-office has been bolstered by the Company’s strategy of supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets. In 2013, the Company released nine local language IMAX DMR films, including five in China and one in each of Japan, Russia, France, and India, compared with five local-language IMAX DMR films in 2012, including four in China and one in France. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX network in 2014 and beyond.

In 2013, 38 films were converted through the IMAX DMR process and released to theaters in the IMAX network by film studios as compared to 35 films in 2012. These films were:

•	The Grandmaster: The IMAX Experience (Jet Tone Films and Sil-Metropole Organization, January 2013, China only);

•	Hansel & Gretel: Witch Hunters: An IMAX 3D Experience (Paramount Pictures, January 2013);

•	Top Gun: An IMAX 3D Experience (Paramount Pictures, February 2013);

•	Journey to the West: Conquering the Demons: An IMAX 3D Experience (Bingo Movie Development Ltd, February 2013, China only);

•	A Good Day to Die Hard: The IMAX Experience (Twentieth Century Fox, February 2013);

•	Jack the Giant Slayer: An IMAX 3D Experience (Warner Bros. Pictures, March 2013);

•	Oz: The Great and Powerful: An IMAX 3D Experience (Walt Disney Pictures, March 2013);

•	G.I. Joe: Retaliation: An IMAX 3D Experience (Paramount Pictures, March 2013);

•	Dragon Ball Z: Battle of the Gods: An IMAX 3D Experience (Toei Animation Company, March 2013, Japan only);

•	Jurassic Park: An IMAX 3D Experience (Universal Pictures, April 2013);

•	Oblivion: The IMAX Experience (Universal Pictures, April 2013);

•	Iron Man 3: An IMAX 3D Experience (Walt Disney Pictures, May 2013);

•	Star Trek: Into Darkness: An IMAX 3D Experience (Paramount Pictures, May 2013);

•	Fast & Furious 6: The IMAX Experience (Universal Pictures, May 2013, select international markets);

•	After Earth: The IMAX Experience (Columbia Pictures, May 2013);

•	Man of Steel: The IMAX Experience (Warner Bros. Pictures, June 2013);

•	World War Z: An IMAX 3D Experience (Paramount Pictures, June 2013, select international markets);

•	Despicable Me 2: An IMAX 3D Experience (Universal Pictures, July 2013, select international markets);

•	White House Down: The IMAX Experience (Sony Pictures, July 2013, select international markets);

•	Man of Tai Chi: The IMAX Experience (China Film Group, Wanda Group, Village Roadshow, July 2013, China only);

•	Lone Ranger: The IMAX Experience (Walt Disney Pictures, July 2013, select international markets);

•	Pacific Rim: An IMAX 3D Experience (Warner Bros. Pictures, July 2013);

•	Elysium: The IMAX Experience (Sony Pictures, August 2013);

•	The Mortal Instruments: City of Bones: The IMAX Experience (Sony Pictures, August 2013);

•	Riddick Sequel: The IMAX Experience (Universal Pictures, September 2013);

•	The Wizard of Oz: An IMAX 3D Experience (Picturehouse, September 2013);

•	Young Detective Dee: Rise of the Sea Dragon: An IMAX 3D Experience (Huayi Bros., September 2013, China only);

•	Metallica Through the Never: An IMAX 3D Experience (Warner Bros. Pictures, September 2013);

•	Gravity: An IMAX 3D Experience (Warner Bros. Pictures, October 2013);

•	Stalingrad: An IMAX 3D Experience (AR Films, October 2013, Russia and the CIS only);

•	Captain Phillips: The IMAX Experience (Sony Pictures, October 2013);

•	The Young and Prodigious T.S. Spivet: An IMAX 3D Experience (Epithète Films., October 2013, France only);

•	Thor: The Dark World: An IMAX 3D Experience (Walt Disney Pictures, October 2013, select international markets);

•	Ender’s Game: The IMAX Experience (Lionsgate, November 2013);

•	The Hunger Games: Catching Fire: The IMAX Experience (Lionsgate, November 2013);

•	The Hobbit: The Desolation of Smaug: An IMAX 3D Experience (Warner Bros. Pictures, December 2013);

•	Dhoom 3: The IMAX Experience (Yash Raj Films, December 2013, India only); and

•	Police Story: An IMAX 3D Experience (China Vision, December 2013, China only).

In addition, in conjunction with MacGillivray Freeman Films (“MFF”), the Company did a limited release of an IMAX original production, Journey to the South Pacific, on November 27, 2013. A broader release of Journey to the South Pacific is scheduled in 2014.

To date, the Company has announced the following 14 DMR films to be released in 2014 to the IMAX theater network:

•	Jack Ryan: Shadow Recruit: The IMAX Experience (Paramount Pictures, January 2014);

•	I, Frankenstein: An IMAX 3D Experience (Lionsgate, January 2014);

•	The Monkey King: The IMAX Experience (Global Star Productions, January 2014, China only);

•	Robocop: The IMAX Experience (Metro-Goldwyn-Mayer Studios, Inc., February 2014);

•	300: Rise of an Empire: An IMAX 3D Experience (Warner Bros. Pictures, March 2014);

•	Divergent: The IMAX Experience (Summit Entertainment, March 2014);

•	Noah: The IMAX Experience (Paramount Pictures, March 2014);

•	Captain America: The Winter Soldier: An IMAX 3D Experience (Marvel Entertainment, April 2014);

•	The Amazing Spider-Man 2: An IMAX 3D Experience (Sony Pictures, May 2014);

•	Godzilla: The IMAX Experience (Warner Bros. Pictures, May 2014);

•	Edge of Tomorrow: The IMAX Experience (Warner Bros. Pictures, June 2014);

•	Transformers: Age of Extinction: An IMAX 3D Experience (Paramount Pictures, June 2014);

•	Interstellar: The IMAX Experience (Paramount Pictures and Warner Bros. Pictures, November 2014); and

•	The Hobbit: There and Back Again: An IMAX 3D Experience (Warner Bros. Pictures, December 2014).

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate, and anticipates that a similar number of IMAX DMR films will be released to the IMAX network in 2014 as were released in 2013.

In addition, in conjunction with Warner Bros. Pictures (“WB”), the Company will release an IMAX original production, Island of Lemurs: Madagascar, on April 4, 2014.

The Company expects to announce additional local language IMAX DMR films to be released to the IMAX theater network in 2014 and beyond. Supplementing the Company’s film slate of Hollywood DMR titles with appealing local DMR titles is an important component of the Company’s international film strategy.

Film Distribution

The Company is also a distributor of large-format films, primarily for its institutional theater partners. The Company generally distributes films which it produces or for which it has acquired distribution rights from independent producers. The Company receives either a percentage of the theater box-office receipts or a fixed amount as a distribution fee.

Films produced by the Company are typically financed through third parties, whereby the Company will generally receive a film production fee in exchange for producing the film and a distribution fee for distributing the film. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. As at December 31, 2013, the Company’s film library consisted of 303 IMAX original films, which cover such subjects as space, wildlife, music, history and natural wonders. The Company currently has distribution rights with respect to 45 of such films. Large-format films that have been successfully distributed by the Company include: Journey to the South Pacific, which had a limited release in November 2013 and has grossed $0.1 million as at the end of 2013; To the Arctic 3D, which was released in April 2012 and has grossed over $21.6 million as at the end of 2013; Born to be Wild 3D, which was released by the Company and WB in April 2011 and has grossed over $36.0 million as at the end of 2013; Hubble 3D, which was released by the Company and WB in March 2010 and has grossed over $59.6 million as at the end of 2013; Under the Sea 3D, which was released by the Company and WB in February 2009 and has grossed over $47.3 million as at the end of 2013; Deep Sea 3D, which was released by the Company and WB in March 2006 and has grossed more than $95.5 million as at the end of 2013; SPACE STATION, which was released in April 2002 and has grossed over $123.7 million as at the end of 2013 and T-REX: Back to the Cretaceous, which was released by the Company in 1998 and has grossed over $103.9 million as at the end of 2013. Large-format films have significantly longer exhibition periods than conventional commercial films and many of the films in the large-format library have remained popular for many decades, including the films To Fly! (1976), Grand Canyon — The Hidden Secrets (1984) and The Dream Is Alive (1985).

Film Post-Production

IMAX Post/DKP Inc. (formerly David Keighley Productions 70MM Inc.), a wholly-owned subsidiary of the Company, provides film post-production and quality control services for large-format films (whether produced internally or externally), and digital post-production services.

Other

Theater Operations

As at December 31, 2013 and 2012, the Company had four owned and operated theaters on leased premises. In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses. The Company also provides management services to two theaters. On January 30, 2014, the Company discontinued the operations of its owned and operated Nyack theater.

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

MARKETING AND CUSTOMERS

The Company markets its theater systems through a direct sales force and marketing staff located in offices in Canada, the United States, Greater China, Europe and Asia. In addition, the Company has agreements with consultants, business brokers and real estate professionals to locate potential customers and theater sites for the Company on a commission basis. During 2012, the Company re-invested in its brand with a consumer brand marketing campaign that encompasses social media, in-theater marketing and Internet advertising. During 2013, the Company restructured its Marketing team to improve efficiency, partner more closely with exhibitors and studios and improve direct-to-consumer communication efforts. The Company has developed a significant and growing social media presence and is making heavy use of digital communications to reach a global audience, with a particular emphasis on China.

The commercial multiplex theater segment of the Company’s theater network is now its largest segment, comprising 701 IMAX theaters, or 83.8%, of the 837 IMAX theaters open as at December 31, 2013. The Company’s institutional customers include science and natural history museums, zoos, aquaria and other educational and cultural centers. The Company also sells or leases its theater systems to theme parks, private home theaters, tourist destination sites, fairs and expositions (the Commercial Destination segment). At December 31, 2013, approximately 49.3% of all opened IMAX theaters were in locations outside of the United States and Canada. The following table outlines the breakdown of the theater network by type and geographic location as at December 31:

	2013 Theater Network Base				2012 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	319	6	55	380	290	6	57	353
Canada	34	2	8	44	34	2	7	43
Greater China(1)	150	—	23	173	108	—	20	128
Western Europe	49	7	11	67	42	7	11	60
Asia (excluding Greater China)	61	3	7	71	52	3	7	62
Russia & the CIS	40	—	—	40	32	—	—	32
Latin America(2)	25	—	11	36	19	—	10	29
Rest of the World	23	1	2	26	21	1	2	24

Total(3)	701	19	117	837	598	19	114	731

(1)	Greater China includes the People’s Republic of China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.
(3)	Includes 382 and 316 theater systems in operation as at December 31, 2013 and 2012, respectively, under joint revenue sharing arrangements.

For information on revenue breakdown by geographic area, see note 19 to the accompanying audited consolidated financial statements in Item 8. The Company’s foreign operations are subject to certain risks. See “Risk Factors – The Company conducts business internationally which exposes it to uncertainties and risks that could negatively affect its operations and sales” and “Risk Factors – The Company faces risks in connection with the continued expansion of its business in China” in Item 1A. The Company’s two largest customers as at December 31, 2013, collectively represent 37.6% of the Company’s network base of theaters and 19.9% of revenues.

INDUSTRY AND COMPETITION

In recent years, as the motion picture industry has transitioned from film projection to digital projection, a number of companies have introduced digital 3D projection technology and, since 2008, an increasing number of Hollywood features have been exhibited using these technologies. According to the National Association of Theater Owners, as at December 31, 2013, there were approximately 16,277 conventional-sized screens in North American multiplexes equipped with such digital 3D systems. In 2008, the Company introduced its proprietary digitally-based projector which is capable of 2D and 3D presentations on large screens and which comprises the majority of its current (and, the Company expects, virtually all of its future) theater system sales. Over the last several years, a number of commercial exhibitors have introduced their own large screen branded theaters. In addition, the Company has historically competed with manufacturers of large-format film projectors. The Company believes that all of these alternative film formats deliver images and experiences that are inferior to The IMAX Experience.

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

The Company believes the strength of the IMAX brand is an asset that has helped to establish the IMAX theater network as a unique and desirable release window for Hollywood movies. In 2013, the Company reinvested in its brand with consumer brand marketing that encompassed social media, in-theater marketing and traditional and digital advertising. The company also recruited a team of seasoned international marketing talent to improve the global reach and relevance of its marketing activities.

RESEARCH AND DEVELOPMENT

The Company believes that it is one of the world’s leading entertainment technology companies with significant proprietary expertise in digital and film-based projection and sound system component design, engineering and imaging technology, particularly in 3D. During 2012 and 2013, the Company increased its level of research and development as it is developing its next-generation laser-based projection system which is expected to provide greater brightness and clarity, a wider colour gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. A higher level of research and development is expected to continue in 2014 to support the development of the laser-based digital projection system. In addition, the Company plans to continue research and development activity in the future in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing and manufacturing more IMAX cameras, enhancing the Company’s 2D and 3D image quality, expanding the applicability of the Company’s digital technology, developing IMAX theater systems’ capabilities in both home and live entertainment and further enhancing the IMAX theater and sound system design through the addition of more channels, improvements to the Company’s proprietary tuning system and mastering processes.

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

In order to keep the Company at the forefront of digital technology, the Company has made strategic investments in laser technology. In 2011, the Company announced the completion of a deal in which it secured certain license rights to a portfolio of intellectual property in the digital cinema field owned by the Eastman Kodak Company (“Kodak”). The transaction involves exclusive rights to technology related to laser projection as well as rights in the digital cinema field to a broader range of Kodak technology. On February 7, 2012, the Company announced an agreement with Barco N.V. (“Barco”) to co-develop a laser-based digital projection system that incorporates Kodak technology. The Company believes that these arrangements with Kodak and Barco will enable IMAX laser projectors to present greater brightness and clarity, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The Company believes that a laser projection solution will be the first IMAX digital projection system capable of illuminating the largest screens in its network, which are currently film-based, and will enhance the access of these screens to the full array of IMAX digital content. As of December 31, 2013, the Company had 62 laser-based digital theater systems in its backlog.

In 2009, the Company developed its first 3D digital camera primarily for use in IMAX documentary productions. Portions of Born to Be Wild 3D were filmed with the IMAX 3D digital camera and the camera has subsequently been used to film portions of a new wildlife documentary, Island of Lemurs: Madagascar scheduled to be released in 2014. Due to the increasing success major Hollywood filmmakers have had with IMAX cameras, the Company has identified the development and manufacture of additional IMAX cameras as an important research and development initiative. To that end, the Company is also in early stages of development of an IMAX 2D digital camera for use by Hollywood directors who are seeking IMAX differentiation for portions of their movies.

The Company expects to deploy its proprietary expertise in image technology and 3D technology, as well as its proprietary film content and the IMAX brand, for applications in in-home entertainment technology. In December 2013, the Company announced a joint venture with TCL to design, develop, manufacture and sell a premium home theater system. The premium home theater system is expected to incorporate 4K projection technology, as well as components of IMAX’s projection and sound technology adapted for a broader home environment. The premium home theater system will also incorporate PRIMA technology that will enable the viewing of current theatrical releases that have been digitally re-mastered with IMAX enhancement technology.

For the years ended December 31, 2013, 2012, and 2011, the Company recorded research and development expenses of $14.8 million, $11.4 million and $7.8 million, respectively. As at December 31, 2013, 90 of the Company’s employees were connected with research and development projects.

MANUFACTURING AND SERVICE

Projector Component Manufacturing

The Company assembles the projector of its theater systems at its office in Mississauga, Ontario, Canada (near Toronto). The Company develops and designs all of the key elements of the proprietary technology involved in this component. Fabrication of a majority of parts and sub-assemblies is subcontracted to a group of carefully pre-qualified third-party suppliers. Manufacture and supply contracts are signed for the delivery of the component on an order-by-order basis. The Company believes its significant suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all parts and sub-assemblies, completes the final assembly and then subjects the projector to comprehensive testing individually and as a system prior to shipment. In 2013, these projectors, including the Company’s digital projection system, had reliability rates based on scheduled shows of approximately 99.9%.

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

As at December 31, 2013, the Company holds or licenses 99 patents, has 35 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company’s patents in the United States, Canada and Japan for improvements to the IMAX projection system components expire between 2016 and 2028.

The Company owns or otherwise has rights to trademarks and trade names used in conjunction with the sale of its products, systems and services. The following trademarks are considered significant in terms of the current and contemplated operations of the Company: IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, DMR®, IMAX nXos®, IMAX think big®, think big® and IMAX Is Believing. These trademarks are widely protected by registration or common law throughout the world. The Company also owns the service mark IMAX THEATRETM.

EMPLOYEES

The Company had 541 employees as at December 31, 2013, compared to 526 employees as at December 31, 2012. Both employee counts exclude hourly employees at the Company’s owned and operated theaters.

AVAILABLE INFORMATION

The Company makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after such filings have been made with the United States Securities and Exchange Commission (the “SEC”).The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, as well as obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Reports may be obtained through the Company’s website at www.imax.com or by calling the Company’s Investor Relations Department at 212-821-0100.

Item 1A.	Risk Factors

If any of the risks described below occurs, the Company’s business, operating results and financial condition could be materially adversely affected.

The risks described below are not the only ones the Company faces. Additional risks not presently known to the Company or that it deems immaterial, may also impair its business or operations.

The Company depends principally on commercial movie exhibitors to purchase or lease IMAX theater systems, to supply box-office revenue under joint revenue sharing arrangements and under its sales and sales-type lease agreements and to supply venues in which to exhibit IMAX DMR films and the Company can make no assurances that exhibitors will continue to do any of these things.

The Company’s primary customers are commercial multiplex exhibitors, whose systems represent 95.3% of the 407 systems in the Company’s backlog as at December 31, 2013. The Company is unable to predict if, or when, they or other exhibitors will purchase or lease IMAX theater systems or enter into joint revenue sharing arrangements with the Company, or whether any of the Company’s existing customers will continue to do any of the foregoing. If exhibitors choose to reduce their levels of expansion or decide not to purchase or lease IMAX theater systems or enter into joint revenue sharing arrangements with the Company, the Company’s revenues would not increase at an anticipated rate and motion picture studios may be less willing to convert their films into the Company’s format for exhibition in commercial IMAX theaters. As a result, the Company’s future revenues and cash flows could be adversely affected.

The success of the IMAX theater network is directly related to the availability and success of IMAX DMR films for which there can be no guarantee.

An important factor affecting the growth and success of the IMAX theater network is the availability of films for IMAX theaters and the box-office performance of such films. The Company itself produces only a small number of such films and, as a result, the Company relies principally on films produced by third party filmmakers and studios, both Hollywood and local language features converted into the Company’s large format using the Company’s IMAX DMR technology. In 2013, 38 IMAX DMR films were released by studios to the worldwide IMAX theater network. There is no guarantee that filmmakers and studios will continue to release films to the IMAX theater network, or that the films they produce will be commercially successful. The steady flow and successful box-office performance of IMAX DMR releases have become increasingly important to the Company’s financial performance as the number of joint revenue sharing arrangements included in the overall IMAX network has grown considerably. The Company is increasingly directly impacted by box-office results for the films released to the IMAX network through its joint revenue sharing arrangements as well as through the percentage of the box-office receipts the Company receives from the studios releasing IMAX DMR films, and the Company’s continued ability to find suitable partners for joint revenue share arrangements and to sell IMAX theater systems also depends on the number and commercial success of films released to its network. The commercial success of films released to IMAX theaters depends on a number of factors outside of the Company’s control, including whether the film receives critical acclaim, the timing of its release, the success of the marketing efforts of the studio releasing the film and consumer preferences. Moreover, films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and quality of IMAX DMR and IMAX original films released to the IMAX theater network.

The introduction of new, competing products and technologies could harm the Company’s business.

The out-of-home entertainment industry is very competitive, and the Company faces a number of competitive challenges. According to the National Association of Theater Owners, as at December 31, 2013, there were approximately 16,277 conventional-sized screens in North American multiplexes equipped with digital 3D systems. In addition, some commercial exhibitors have introduced their own branded, large-screen 3D auditoriums and in many cases have marketed those auditoriums as having the same quality or attributes as an IMAX theater. The Company also may face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources to develop and support them. If the Company is unable to continue to deliver a premium movie-going experience, or if other technologies surpass those of the Company, the Company may be unable to continue to produce theater systems which are premium to, or differentiated from, other theater systems. If the Company is unable to produce a differentiated theater experience, consumers may be unwilling to pay the price premiums associated with the cost of IMAX theater tickets and box-office performance of IMAX films may decline. Declining box-office performance of IMAX films would materially and adversely harm the Company’s business and prospects. The Company also faces in-home competition from a number of alternative motion picture distribution channels such as home video, pay-per-view, video-on-demand, DVD, Internet and syndicated and broadcast television. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including gaming, sporting events, concerts, live theater, social media and restaurants.

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

A significant portion of the Company’s revenues are generated by customers located outside the United States and Canada. Approximately 53%, 48% and 46% of its revenues were derived outside of the United States and Canada in 2013, 2012 and 2011, respectively. In fact, 2013 marked the first year in the Company’s history that revenues and gross box-office derived from outside the United States and Canada exceeded revenues and gross box-office from the United States and Canada. As at December 31, 2013, approximately 86.5% of IMAX theater systems arrangements in backlog are scheduled to be installed in international markets. Accordingly, the Company expects to expand its international operations to account for an increasingly significant portion of its revenues in the future. There are a number of risks associated with operating in international markets that could negatively affect the Company’s operations, sales and future growth prospects. These risks include:

•	new restrictions on access to markets, both for theater systems and films;

•	unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements;

•	fluctuations in the value of foreign currency versus the U.S. dollar and potential currency devaluations;

•	new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;

•	imposition of foreign exchange controls in such foreign jurisdictions;

•	dependence on foreign distributors and their sales channels;

•	difficulties in staffing and managing foreign operations;

•	local business practices that can present challenges to compliance with applicable anti-corruption and bribery laws;

•	difficulties in establishing market-appropriate pricing;

•	adverse changes in monetary and/or tax policies;

•	poor recognition of intellectual property rights;

•	inflation;

•	requirements to provide performance bonds and letters of credit to international customers to secure system component deliveries; and

•	political, economic and social instability.

As the Company begins to expand the number of its theaters under joint revenue sharing arrangements in international markets, the Company’s revenues from its international operations will become increasingly dependent on the box-office performance of its films. In addition, as the Company’s international network has expanded, the Company has signed deals with movie studios in other countries to convert their films to the Company’s large format and release them to IMAX theaters. The Company may be unable to select films which will be successful in international markets or unsuccessful in selecting the right mix of Hollywood and local DMR films in a particular country or region. Also, conflicts in international release schedules may make it difficult to release every IMAX film in certain markets. Finally, box-office reporting in certain countries may be less accurate and therefore less reliable than in the United States and Canada.

The Company faces risks in connection with the continued expansion of its business in China.

At present, Greater China is the Company’s second-largest and fastest growing market. As at December 31, 2013, the Company had 173 theaters operating in Greater China with an additional 239 theaters (includes 2 upgrades) in backlog that are scheduled to be installed in Greater China by 2021. The Company has made, and continues to make significant investments in its China business. In 2011, the Company formed IMAX China, a wholly-owned subsidiary of the Company, which as of December 31, 2013 had offices in Shanghai and Beijing and 57 employees. In 2013, the Company and Wanda Cinema Line Corporation (“Wanda”) announced amendments of the parties’ original 2011 joint revenue sharing arrangement for an additional 120 IMAX theaters to be located throughout China. The most recent expansion brings Wanda’s total commitment to 210 IMAX theater systems, of which 195 are under the parties’ joint revenue sharing arrangement, and which makes it the Company’s largest single international partnership to date. In addition, the Company has released an increasing number of Chinese IMAX DMR films to its growing network in Greater China in recent years, including 5 films in 2013. In October 2013, the Company also announced its joint venture with TCL to design, develop and manufacture a premium home theater system, which is set to further expand the scope of the Company’s operations in China. As the Company continues to further its commitment to China, it is increasingly exposed to risks in that region. These risks include changes in laws and regulations, currency fluctuations, increased competition and changes in economic conditions, including those related to consumer spending. Adverse developments in these areas could cause the Company to lose some or all of its investment in China and could cause the Company to fail to achieve anticipated growth.

Moreover, certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates both the scope of the Company’s investment in China and the business conducted by it within China. For instance, the Chinese government regulates both the number and timing or terms of Hollywood films released to the China market. The Company cannot provide assurance that the Chinese government will continue to permit the release of IMAX films in China or that the timing of IMAX releases will be favorable to the Company. There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. If the Company were unable to navigate China’s regulatory environment, including with respect to its current customs inquiry, or if the Company were unable to enforce its intellectual property or contract rights in China, the Company’s business could be adversely impacted. See note 13(g) “Contingencies and Guarantees” of the accompanying audited consolidated financial statements in Item 8 for more information.

Under common ownership, Wanda and AMC together account for a significant and growing portion of the Company’s revenue and backlog. A deterioration in the Company’s relationship with Wanda and/or AMC could materially, adversely affect the Company’s business, financial condition or results of operation.

In 2012, Dalian Wanda Group Co., Ltd (“Dalian Wanda”), the parent company of Wanda Cinema Line (“Wanda”), acquired AMC Entertainment Holdings, Inc. (“AMC”). Prior to the acquisition, AMC and Wanda were, respectively, the Company’s first and third largest customers. In December 2013, AMC completed an initial public offering of approximately 20% of its outstanding shares, with Dalian Wanda retaining the approximately 80% remaining. Under common ownership, Wanda and AMC together represent approximately 13.9%, 12.2% and 14.1% of the Company’s total revenue in 2013, 2012 and 2011, respectively. On December 18, 2013, Wanda exercised its option to expand its joint revenue sharing arrangement with IMAX with 80 additional IMAX theater systems. With the latest expansion of the Company’s joint revenue sharing arrangement with Wanda, Wanda and AMC together represented approximately 31% of the Company’s backlog as of December 31, 2013. The share of the Company’s revenue that is generated by Wanda and AMC is expected to continue to grow as the significant number of Wanda theater systems currently in backlog are opened. No assurance can be given that either Wanda and/or AMC will continue to purchase theater systems and/or enter into joint revenue sharing arrangements with the Company and if so, whether contractual terms will be affected. If the Company does business with either Wanda and/or AMC less frequently or on less favorable terms than currently, the Company’s business, financial condition or results of operations may be adversely affected.

The Company is undertaking new lines of business and these new business initiatives may not be successful.

The Company is undertaking new lines of business. These initiatives represent new areas of growth for the Company and could include the offering of new products and services that may not be accepted by the market. Some areas of potential growth for the Company are in the field of in-home entertainment technology, which is an intensively competitive business and which is dependent on consumer demand, over which the Company has no control. If any new business in which the Company invests or attempts to develop does not progress as planned, the Company may be adversely affected by investment expenses that have not led to the anticipated results, by the distraction of management from its core business or by damage to its brand or reputation.

In addition, these initiatives may involve the formation of joint ventures and business alliances. While the Company seeks to employ the optimal structure for each such business alliance, the alliance may require a high level of cooperation with and reliance on our partners and there is a possibility that the Company may have disagreements with its relevant partner with respect to financing, technological management, product development, management strategies or otherwise. Any such disagreement may cause the joint venture or business alliance to be terminated.

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

The Company began implementation of a new ERP system in the first quarter of 2013. When implementation is complete, the new ERP system is expected to deliver a new generation of work processes and information systems. However, ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that take several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. If the Company does not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect the Company’s operations, financial reporting systems, the Company’s ability to produce financial reports, and/or the effectiveness of internal control over financial reporting. The Company continues to review the implementation effort as well as the impact on its internal controls over financial reporting and, where appropriate, is making changes to these controls over financial reporting to address these system changes.

General political, social and economic conditions can affect the Company’s business by reducing both revenue generated from existing IMAX theater systems and the demand for new IMAX theater systems.

The Company’s success depends in part on general political, social and economic conditions and the willingness of consumers to purchase tickets to IMAX movies. If going to the movies becomes less popular, the Company’s business could be adversely affected. In addition, our operations could be adversely affected if consumers’ discretionary income falls as a result of an economic downturn.

In recent years, the majority of the Company’s revenue has been directly derived from the box-office revenues of its films. Accordingly, any decline in attendance at commercial IMAX theaters could materially and adversely affect several sources of key revenue streams for the Company.

The Company also depends on the sale and lease of IMAX theater systems to commercial movie exhibitors to generate revenue. Commercial movie exhibitors generate revenues from consumer attendance at their theaters, which depends on the willingness of consumers to visit movie theaters and spend discretionary income at movie theaters. In the event of declining box-office and concession revenues, commercial exhibitors may be less willing to invest capital in new IMAX theaters.

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

As at December 31, 2013, the Company had approximately $14.8 million of U.S. consolidated federal tax and certain other state tax net operating loss carryforwards. Realization of some or all of the benefit from these U.S. net tax operating losses is dependent on the absence of certain “ownership changes” of the Company’s common shares. An “ownership change,” as defined in the applicable federal income tax rules, would place possible limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income that the Company may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could significantly reduce or effectively eliminate the Company’s ability to use its U.S. net operating losses to offset any future taxable income.

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

At December 31, 2013, the Company’s sales backlog included 407 theater systems, consisting of 144 systems under sales arrangements and 263 theater systems under joint revenue sharing arrangements. The Company lists signed contracts for theater systems for which revenue has not been recognized as sales backlog prior to the time of revenue recognition. The total value of the sales backlog represents all signed theater system sale or lease agreements that are expected to be recognized as revenue in the future and includes initial fees along with the present value of fixed minimum ongoing fees due over the term, but excludes contingent fees in excess of fixed minimum ongoing fees that might be received in the future and maintenance and extended warranty fees. Notwithstanding the legal obligation to do so, not all of the Company’s customers with which it has signed contracts may accept delivery of theater systems that are included in the Company’s backlog. This could adversely affect the Company’s future revenues and cash flows. In addition, customers with theater system obligations in backlog sometimes request that the Company agree to modify or reduce such obligations, which the Company has agreed to in the past under certain circumstances. Customer requested delays in the installation of theater systems in backlog remain a recurring and unpredictable part of the Company’s business.

The Company is dependent on a single supplier, the Eastman Kodak Company, for its analog film.

Kodak is the Company’s sole supplier of analog film. Kodak has stated publicly that it intends to continue to own and operate its film products business, and to date, Kodak has continued to supply the Company with analog film. However, the Company can provide no assurance that Kodak either will continue to supply analog film under terms acceptable to the Company, or that it will continue to manufacture film at all. Furthermore, Fujifilm Corporation, which had been another significant supplier of analog film to the movie industry, announced in September 2012 that it would cease production for motion pictures beginning in March 2013. Although the Company expects to release only a very small number of analog film prints in 2014, as of December 31, 2013, the Company had 141 film-based theaters in its network, and the Company also uses analog film in its film-based cameras. Without a sufficient supply of analog film, the Company may be unable to supply film prints to its film-based theater customers, and it may be unable to utilize its film-based cameras for shooting IMAX films.

The Company’s operating results and cash flow can vary substantially from quarter to quarter and could increase the volatility of its share price.

The Company’s operating results and cash flow can fluctuate substantially from quarter to quarter. In particular, fluctuations in theater system installations and gross box-office performance of IMAX DMR content can materially affect operating results. Factors that have affected the Company’s operating results and cash flow in the past, and are likely to affect its operating results and cash flow in the future, include, among other things:

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

The Company records write-downs for excess and obsolete inventory based upon current estimates of future events and conditions, including the anticipated installation dates for the current backlog of theater system contracts, technological developments, signings in negotiation and anticipated market acceptance of the Company’s current and pending theater systems. Since the Company introduced a proprietary digitally-based IMAX projection system, increased customer acceptance and preference for the Company’s digital projection system may subject existing film-based inventories to further write-downs (resulting in lower margins) as these theater systems become less desirable in the future.

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

The Company’s principal executive offices are located in Mississauga, Ontario, Canada, New York, New York, and Santa Monica, California. The Company’s principal facilities are as follows:

	Operation	Own/Lease	Expiration
Mississauga, Ontario(1)	Headquarters, Administrative, Assembly and Research and Development	Own	N/A
Santa Monica, California	Sales, Marketing, Film Production and Post-Production	Lease	2015
Beijing, China	Sales	Lease	2015
New York, New York	Executive	Lease	2019
Tokyo, Japan	Sales, Marketing and Maintenance	Lease	2014
Shanghai, China	Sales, Marketing, Maintenance and Administrative	Lease	2014
Moscow, Russia	Sales	Lease	2014
London, United Kingdom	Sales	Lease	2014

(1)	This facility is subject to a charge in favor of Wells Fargo Bank in connection with a secured term and revolving credit facility (see note 11 to the accompanying audited consolidated financial statements in Item 8).

The lease on the Company’s current facility in Santa Monica, California is scheduled to expire 2015. During the first quarter of 2014, the Company anticipates purchasing land and commencing construction of a new Los Angeles-area facility in Playa Vista. The Company anticipates that construction of the new Playa Vista facility will be completed in 2015. A significant portion of the project is expected to be financed through a construction loan and related facility.

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

In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”), seeking damages as a result of E-City’s breach of a September 2000 lease agreement. An arbitration hearing took place in November 2005 against E-City which considered all claims by the Company. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. Further hearings took place in July 2006 and December 2006. On August 24, 2007, the ICC issued an award unanimously in favor of the Company in the amount of $9.4 million, consisting of past and future rents owed to the Company under its lease agreements, plus interest and costs. In the award, the ICC upheld the validity and enforceability of the Company’s theater system contract. The Company thereafter submitted its application to the arbitration panel for interest and costs. On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, plus an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid, which the Company is seeking to enforce and collect in full. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India. The Company has opposed that application on a number of grounds and seeks to have the ICC award recognized in India. On June 24, 2011, the Company commenced an application to the Ontario Superior Court of Justice for recognition of the final award. On December 2, 2011, the Ontario court issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application. On January 18, 2012, the Company filed an application in New York State Supreme Court seeking recognition of the Ontario order in New York. On April 11, 2012, the New York court issued an order granting the Company’s application leading to an entry of $15.5 million judgment in favor of the Company on May 4, 2012. On January 30, 2013, the Company filed an action in the New York Supreme Court seeking to collect the amount due under the New York judgment from certain entities and individuals affiliated with E-City. On June 13, 2013, the Bombay High Court ruled that it has jurisdiction over the proceeding but on November 19, 2013, the Supreme Court of India stayed proceedings in the High Court pending Supreme Court review of the High Court’s ruling. The defendants in the New York action have answered and objected to the Company’s petition, and they have moved to dismiss for improper service of process. The New York Court heard oral arguments on August 20, 2013 and has taken the matter under advisement.

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

The Company is also involved in litigation against Gary Tsui (“Tsui”) and related parties in both Canada and China based on Tsui’s theft and use of the Company’s trade secrets. The Company filed a lawsuit against Tsui and other related individuals and entities in the Ontario Superior Court of Justice on December 8, 2009, through which the Company sought injunctive relief to prohibit Tsui from disclosing or using the Company’s confidential and proprietary information and from competing with the Company. The Company is also seeking compensatory and punitive damages. The Ontario Court awarded the injunctive relief sought by the Company on December 22, 2009. On April 30, 2013, a warrant was issued for Tsui’s arrest based on his refusal to comply with the orders of the Ontario court, including with respect to the continued use of the Company’s trade secrets. The Ontario action is to proceed to trial in mid-2014, though all of Tsui’s defenses were stricken by the Ontario court in a January 2012 contempt order. The Company also initiated suits against Tsui and related parties in Beijing No. 1 Intermediate People’s Court in Beijing, China on February 16, 2013 and December 3, 2013, seeking relief similar to that sought in the Ontario action. The actions in Canada and China remain ongoing.

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

The Company’s common shares are listed for trading under the trading symbol “IMAX” on the NYSE. Prior to February 11, 2011, the Company’s common shares were listed for trading on the NASDAQ. The common shares are also listed on the TSX under the trading symbol “IMX.” The following table sets forth the range of high and low sales prices per share for the common shares on NYSE and the TSX.

	U.S. Dollars
	High	Low
NYSE
Year ended December 31, 2013
Fourth quarter	$30.83	$25.84
Third quarter	$30.24	$24.70
Second quarter	$28.74	$23.80
First quarter	$26.80	$22.67
Year ended December 31, 2012
Fourth quarter	$23.20	$20.23
Third quarter	$25.34	$19.21
Second quarter	$25.03	$19.19
First quarter	$26.43	$17.83

	Canadian Dollars
	High	Low
TSX
Year ended December 31, 2013
Fourth quarter	$32.47	$26.77
Third quarter	$31.05	$25.83
Second quarter	$29.43	$24.99
First quarter	$27.41	$22.31
Year ended December 31, 2012
Fourth quarter	$23.22	$19.76
Third quarter	$25.73	$18.89
Second quarter	$24.64	$19.94
First quarter	$26.15	$18.03

As at January 31, 2014, the Company had approximately 258 registered holders of record of the Company’s common shares.

Over the last four years, the Company has not paid, nor does the Company have any current plans to pay, cash dividends on its common shares. The payment of dividends by the Company is subject to certain restrictions under the terms of the Company’s indebtedness (see note 11 to the accompanying audited consolidated financial statements in Item 8 and “Liquidity and Capital Resources” in Item 7). The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Equity Compensation Plans

The following table sets forth information regarding the Company’s Equity Compensation Plan as at December 31, 2013:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,527,261	$21.31	4,003,462
Equity compensation plans not approved by security holders	nil	nil	nil

Total	6,527,261	$21.31	4,003,462

Performance Graph

The following graph compares the total cumulative shareholder return for $100 invested (assumes that all dividends were reinvested) in common shares of the Company against the cumulative total return of the NYSE Composite Index, the S&P/TSX Composite Index and the Bloomberg Hollywood Reporter Index on December 31, 2008 to the end of the most recently completed fiscal year.

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

This summary is based on the current provisions of the Income Tax Act (Canada), the regulations thereunder, all specific proposals to amend such Act and regulations publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof and the Company’s understanding of the administrative policies and assessing practices published in writing by the Canada Revenue Agency prior to the date hereof. This summary does not otherwise take into account any change in law or administrative policy or assessing practice, whether by judicial, governmental, legislative or administrative decision or action, nor does it take into account other federal or provincial, territorial or foreign tax consequences, which may vary from the Canadian federal income tax considerations described herein.

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

Dividends on Common Shares

Canadian withholding tax at a rate of 25.0% (subject to reduction under the provisions of any applicable tax treaty) will be payable on dividends (or amounts paid or credited on account or in lieu of payment of, or in satisfaction of, dividends) paid or credited to a holder of common shares. Under the Canada - U.S. Income Tax Convention (1980), as amended (the “Canada - U.S. Income Tax Treaty”) the withholding tax rate is generally reduced to 15.0% for a holder entitled to the benefits of the Canada - U.S. Income Tax Treaty who is the beneficial owner of the dividends (or 5.0% if the holder is a company that owns at least 10.0% of the common shares).

Capital Gains and Losses

Subject to the provisions of any relevant tax treaty, capital gains realized by a holder on the disposition or deemed disposition of common shares held as capital property will not be subject to Canadian tax unless the common shares are taxable Canadian property (as defined in the Income Tax Act (Canada)), in which case the capital gains will be subject to Canadian tax at rates which will approximate those payable by a Canadian resident. Common shares generally will not be taxable Canadian property to a holder provided that, at the time of the disposition or deemed disposition, the common shares are listed on a designated stock exchange (which currently includes the TSX) unless at any time within the 60 month period immediately preceding such time (a) any combination of (i) such holder, (ii) persons with whom such holder did not deal at arm’s length or (iii) a partnership in which such holder or any such persons holds a membership interest either directly or indirectly through one or more partnerships, owned 25.0% or more of the issued shares of any class or series of shares of the Company and (b) more than 50% of the fair market value of the common shares was derived directly or indirectly from one or any combination of (i) real or immovable property situated in Canada, (ii) Canadian resource properties, (iii) timber resource properties, and (iv) options in respect of, or interests in, or for civil law rights in, property described in any of paragraphs (i) to (iii), whether or not the property exists. In certain circumstances set out in the Income Tax Act (Canada), the common shares may be deemed to be taxable Canadian property. Under the Canada-U.S. Income Tax Treaty, a holder entitled to the benefits of the Canada-U.S. Income Tax Treaty and to whom the common shares are taxable Canadian property will not be subject to Canadian tax on the disposition or deemed disposition of the common shares unless at the time of disposition or deemed disposition, the value of the common shares is derived principally from real property situated in Canada.

Item 6.	Selected Financial Data

The selected financial data set forth below is derived from the consolidated financial information of the Company. The financial information has been prepared in accordance with U.S. GAAP. All financial information referred to herein is expressed in U.S. dollars unless otherwise noted.

	Years Ended December 31,
(In thousands of U.S. dollars, except per share amounts)	2013	2012(1)	2011(1)	2010(1)	2009(1)
Statements of Operations Data:
Revenues
Equipment and product sales	$78,663	$78,161	$85,016	$72,578	$57,304
Services	139,464	135,071	105,262	121,026	78,874
Rentals	61,293	61,268	34,810	46,936	25,758
Finance income	8,142	7,523	6,162	4,789	4,235
Other(2)	375	732	3,848	400	1,862

	287,937	282,755	235,098	245,729	168,033

Costs and expenses applicable to revenues
Equipment and product sales(3)(4)	37,517	37,538	38,742	36,394	29,040
Services(3)(4)	68,844	70,570	66,972	60,287	46,542
Rentals(4)	16,973	21,402	14,301	11,111	10,093
Other	—	—	1,018	32	635

	123,334	129,510	121,033	107,824	86,310

Gross margin	164,603	153,245	114,065	137,905	81,723
Selling, general and administrative expenses(5)(6)	82,669	81,560	73,157	78,757	56,500
Provision for arbitration award(7)	—	—	2,055	—	—
Research and development	14,771	11,411	7,829	6,249	3,755
Amortization of intangibles	1,618	706	465	513	546
Receivable provisions, net of recoveries	445	524	1,570	1,443	1,067
Asset impairments(8)	—	—	20	—	180
Impairment of available-for-sale investment(9)	—	150	—	—	—

Income from continuing operations	65,100	58,894	28,969	50,943	19,675
Interest income	55	85	57	399	98
Interest expense	(1,345)	(689)	(1,827)	(1,886)	(13,845)
Loss on repurchase of Senior Notes due December 2010(10)	—	—	—	—	(579)

Income from continuing operations before income taxes	63,810	58,290	27,199	49,456	5,349
(Provision for) recovery of income taxes(11)	(16,629)	(15,079)	(9,293)	52,574	(274)
Loss from equity-accounted investments	(2,757)	(1,362)	(1,791)	(493)	—

Net income from continuing operations	44,424	41,849	16,115	101,537	5,075
Net loss from discontinued operations(1)	(309)	(512)	(855)	(297)	(347)

Net income	$44,115	$41,337	$15,260	$101,240	$4,728

Net income per share - basic and diluted:
Net income per share - basic:
Net income from continuing operations	$0.66	$0.64	$0.25	$1.60	$0.10
Net loss from discontinued operations	—	(0.01)	(0.01)	(0.01)	(0.01)

	$0.66	$0.63	$0.24	$1.59	$0.09

Net income per share - diluted:
Net income from continuing operations	$0.64	$0.62	$0.23	$1.52	$0.09
Net loss from discontinued operations	—	(0.01)	(0.01)	—	—

	$0.64	$0.61	$0.22	$1.52	$0.09

(1)	In January 2014, the Company discontinued the operations of its owned and operated Nyack IMAX theater. The Company has reclassified the Nyack owned and operated theater operations from continuing operations to discontinued operations. As a result, the respective prior years’ figures have been reclassified to conform to the current year’s presentation. In 2009, the Company closed its owned and operated Vancouver and Tempe IMAX theaters. The net loss from the operation of these three theaters are reflected as discontinued operations. See note 22 of the accompanying audited consolidated financial statements in Item 8 for more information.
(2)	The Company enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater systems. Each year, during the period of time between signing and theater system installation, certain customers are unable to, or elect not to, proceed with the theater system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and/or the Company may terminate the arrangement by default or by entering into a consensual buyout. In these situations the parties are released from their future obligations under the arrangement, and the initial payments that the customer previously made to the Company and recognized as revenue are typically not refunded. In addition, the Company enters into agreements with customers to terminate their obligations for a theater system configuration and enter into a new arrangement for a different configuration. Other revenues from settlement arrangements were $0.4 million, $0.7 million, $3.8 million, $0.4 million, and $1.9 million in 2013, 2012, 2011, 2010 and 2009, respectively.
(3)	In 2013, the Company recognized a charge of $0.5 million in costs and expenses applicable to revenues for the write-down of certain service parts and film-based inventories. Included for the periods 2009 through 2013 are the following inventory write-downs:

	2013	2012	2011	2010	2009
Equipment and product sales	$274	$795	$—	$827	$48
Services	170	103	—	172	849

	$444	$898	$—	$999	$897

(4)	The Company recorded advertising, marketing, and commission costs for the periods 2009 through 2013 as listed below:

	2013	2012	2011	2010	2009
Equipment and product sales	$2,522	$2,690	$2,394	$1,925	$2,041
Services	4,552	4,773	5,648	2,793	2,381
Rentals	3,582	3,382	5,432	4,236	3,405

Advertising, marketing, and commission costs	$10,656	$10,845	$13,474	$8,954	$7,827

(5)	Includes share-based compensation expense of $11.9 million, $13.1 million, $11.7 million, $26.0 million and $17.5 million for 2013, 2012, 2011, 2010 and 2009, respectively.
(6)	In 2013, the Company amended its Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this amendment, the Company recognized a pre-tax curtailment gain of $2.2 million. See note 21(d) of the accompanying audited consolidated financial statements in Item 8 for more information.
(7)	In 2011, the Company recorded a provision of $2.1 million regarding an award issued in connection with an arbitration proceeding brought against the Company, relating to agreements entered into in 1994 and 1995 by its former Ridefilm subsidiary, whose business the Company discontinued through a sale to a third party in March 2001. The award was vacated as the parties entered into a confidential settlement agreement in which the parties agreed to dismiss any outstanding disputes among them.
(8)	In 2013, the Company recorded asset impairment charges of $nil. Asset impairment charges related to the impairment of assets of certain theater operations amounted to $nil, less than $0.1 million, less than $0.1 million and $0.2 million in 2012, 2011, 2010 and 2009, respectively, after the Company assessed the carrying value of certain assets.

(9)	In 2012, the Company recognized a $0.2 million other-than-temporary impairment of its available-for-sale investment as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost. See note 20(b) of the accompanying audited consolidated financial statements in Item 8 for more information.
(10)	In 2009, the Company repurchased all of its outstanding $160.0 million aggregate principal amount of the Company’s 9.625% Senior Notes. The Company paid cash to reacquire its bonds, thereby releasing the Company from further obligations to various holders under the indenture governing the Senior Notes. The Company accounted for the bond repurchase in accordance with the Debt Topic of the FASB ASC whereby the net carrying amount of the debt extinguished was the face value of the bonds adjusted for any unamortized premium, discount and costs of issuance, which resulted in a loss of $0.6 million.
(11)	The recovery for income taxes in the year ended December 31, 2010 includes a net non-cash income tax benefit of $55.5 million related to a decrease in the valuation allowance for the Company’s deferred tax assets and other tax adjustments. This release of the valuation allowance was recorded after it was determined that realization of this deferred income tax benefit is now more likely than not based on current and anticipated future earnings trends.

BALANCE SHEET DATA

(in thousands of U.S. dollars)	As at December 31,
	2013	2012	2011	2010	2009
Cash and cash equivalents	$29,546	$21,336	$18,138	$30,390	$20,081
Total assets(1)	$481,145	$421,872	$407,249	$349,948	$247,546
Total indebtedness	$—	$11,000	$55,083	$17,500	$50,000
Total shareholders’ equity	$319,585	$253,079	$189,868	$155,878	$42,135

(1)	Includes the assets of discontinued operations.

QUARTERLY STATEMENTS OF OPERATIONS SUPPLEMENTARY DATA (UNAUDITED)

(in thousands of U.S. dollars, except per share amounts)	2013
	Q1(1)	Q2(1)	Q3(1)	Q4
Revenues	$49,666	$81,713	$51,507	$105,051
Costs and expenses applicable to revenues	23,476	38,078	24,055	37,725

Gross margin	$26,190	$43,635	$27,452	$67,326

Net income from continuing operations	$2,961	$11,855	$1,737	$27,871
Net loss from discontinued operations	(100)	(39)	(128)	(42)

Net income	$2,861	$11,816	$1,609	$27,829

Net income per share - basic	$0.04	$0.18	$0.03	$0.41
Net income per share - diluted	$0.04	$0.17	$0.03	$0.40

	2012
	Q1(1)	Q2(1)	Q3(1)	Q4(1)
Revenues	$55,312	$69,949	$80,079	$77,415
Costs and expenses applicable to revenues	28,318	30,939	35,267	34,986

Gross margin	$26,994	$39,010	$44,812	$42,429

Net income from continuing operations	$2,642	$11,211	$14,973	$13,023
Net loss from discontinued operations	(133)	(177)	(62)	(140)

Net income	$2,509	$11,034	$14,911	$12,883

Net income per share - basic	$0.04	$0.17	$0.23	$0.20
Net income per share - diluted	$0.04	$0.16	$0.22	$0.19

(1)	In January 2014, the Company discontinued the operations of its owned and operated Nyack IMAX theater. The Company reclassified the Nyack owned and operated theater operations from continuing operations to discontinued operations. As a result, the respective prior period’s figures have been reclassified to conform to the current period’s presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.” IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as such, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. As of December 31, 2013 there were 837 IMAX theater systems (701 commercial multiplexes, 19 commercial destinations, 117 institutional) operating in 57 countries. This compares to 731 theater systems (598 commercial multiplexes, 19 commercial destinations, 114 institutional) operating in 53 countries as of December 31, 2012.

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

As a result of the immersiveness and superior image and sound quality of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for IMAX DMR films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX DMR films, generates incremental box-office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box-office generated by IMAX DMR films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood blockbuster films. Driven by the advent of digital technology that reduced the IMAX DMR conversion time and with the strengthening of the Company’s relationships with the major studios, the number of IMAX DMR films released to the theater network per year has increased to 38 films in 2013, up from 35 films in 2012 and 6 films in 2007. The Company expects to release a similar number of IMAX DMR films in 2014 as compared to 2013.

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. Accordingly, one of the Company’s key short-term initiatives is the development of a next-generation laser-based digital projection system, which it plans to begin rolling out by the end of 2014. In order to develop the laser-based digital projection system, the Company obtained exclusive rights to certain laser projection technology and other technology with applicability in the digital cinema field from Eastman Kodak Company (“Kodak”) in 2011 and entered a co-development arrangement with Barco N.V. (“Barco”) to co-develop a laser-based digital projection system that incorporates Kodak technology in 2012. The Company believes that these arrangements with Kodak and Barco will enable IMAX laser projectors to present greater brightness and clarity, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The Company also believes that a laser projection solution will be the first IMAX digital projection system capable of illuminating the largest screens in its network.

The Company is undertaking new lines of business, particularly in the area of in-home theater entertainment. In 2013, the Company announced two new initiatives in the area of in-home entertainment, including a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater system and an investment in PRIMA Cinema Inc., a maker of proprietary system that transmit current theatrical releases for home viewing. The Company and TCL expect to launch the new home theater system, which will incorporate components of IMAX’s projection and sound technology adapted for a broader home environment as well as PRIMA technology, in China and other select global markets in 2015. The Company also recently began marketing and selling the IMAX Private Theatre, a cinema-grade, ultra-premium home theater system.

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

Joint Revenue Sharing Arrangements

The Company also provides IMAX theater systems to customers under joint revenue sharing arrangements. Under these arrangements the Company provides the IMAX theater system in return for a portion of the customer’s IMAX box-office receipts and, in some cases, concession revenues and/or a small upfront or initial payment. Pursuant to these revenue-sharing arrangements, the Company retains title to the theater system equipment components and the applicable rent payments, rather than being fixed or determinable, are contingent on film performance. The initial term of IMAX theater systems under joint revenue sharing arrangements are typically non-cancellable for 10 to 13 years and are renewable by the customer for one or more additional terms of between 5 and 10 years. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are non-cancellable by the customer unless the Company fails to perform its obligations.

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network, which has grown by approximately 302% since the beginning of 2008. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box-office. The Company funds its joint revenue sharing arrangements through cash flows from operations and the Company’s credit facility. As at December 31, 2013, the Company had 382 theaters in operation under joint revenue sharing arrangements, a 20.9% increase as compared to the 316 joint revenue sharing arrangements open as at December 31, 2012. The Company also had contracts in backlog for an additional 263 theaters under joint revenue sharing arrangements as at December 31, 2013.

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

Other Theater Revenues

The Company derives a small portion of its revenues from other sources. As at December 31, 2013 and 2012, the Company had four owned and operated theaters. However, on January 30, 2014, the Company discontinued the operations of one of these owned and operated theaters in Nyack, New York. In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to two theaters. The Company also rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers. Additionally, the Company generates revenues from the sale of after-market parts and 3D glasses.

Revenue from theater system arrangements is recognized at a different time from when cash is collected. See “Critical Accounting Policies” below for further discussion on the Company’s revenue recognition policies.

IMAX Theater Network

The following table outlines the breakdown of the theater network by type and geographic location as at December 31:

	2013 Theater Network Base				2012 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	319	6	55	380	290	6	57	353
Canada	34	2	8	44	34	2	7	43
Greater China(1)	150	—	23	173	108	—	20	128
Asia (excluding Greater China)	61	3	7	71	52	3	7	62
Western Europe	49	7	11	67	42	7	11	60
Russia & the CIS	40	—	—	40	32	—	—	32
Latin America(2)	25	—	11	36	19	—	10	29
Rest of the World	23	1	2	26	21	1	2	24

Total	701	19	117	837	598	19	114	731

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

As of December 31, 2013, 50.7% of IMAX systems in operation were located in the United States and Canada compared to 54.2% as at the end of last year. The commercial exhibitor market in the United States and Canada represents an important customer base for the Company in terms of both collections under existing arrangements and potential future theater system contracts. The Company has targeted these operators for the sale or sales-type lease of its IMAX digital projection system, as well as for joint revenue sharing arrangements. While the Company is pleased with its progress in the U.S. and Canadian exhibitor markets, there is no assurance that the Company’s progress in these markets will continue, particularly as a higher percentage of these markets are penetrated. To minimize the Company’s credit risk in this area, the Company retains title to the underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

The Company believes that over time its commercial multiplex theater network could grow to approximately 1,700 IMAX theaters worldwide from 701 commercial multiplex IMAX theaters operating as of December 31, 2013. While the Company continues to grow in the United States and Canada, it believes that the majority of its future growth will come from international markets. As at December 31, 2013, 49.3% of IMAX theater systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 45.8% as at December 31, 2012. In fact, 2013 marked the first year in the Company’s history that revenues and gross box-office derived from outside the United States and Canada exceeded revenues and gross box-office from the United States and Canada. Risks associated with the Company’s international business are described in Risk Factors – “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2013 Form 10-K.

Greater China continues to be the Company’s second-largest and fastest-growing market. As at December 31, 2013, the Company had 173 theaters operating in Greater China with an additional 239 theaters (includes 2 upgrades) in backlog, representing 58.7% of the Company’s current backlog, that are scheduled to be installed in Greater China by 2021. The Company continues to invest in joint revenue sharing arrangements with select partners to ensure ongoing revenue in this key market. In 2013, the Company and Wanda Cinema Line Corporation (“Wanda”) announced amendments of the parties’ original 2011 joint revenue sharing arrangement for an additional 120 IMAX theaters to be located throughout China. The most recent expansion brings Wanda’s total commitment to 210 IMAX theater systems, of which 195 are under the parties’ joint revenue sharing arrangement. The Company believes that the China market presents opportunities for additional growth with favorable market trends, including government initiatives to foster cinema screen growth, to support the film industry and to increase the number of Hollywood films distributed in China, including a 2012 agreement with the U.S. to permit 14 additional IMAX or 3D format films to be distributed in China each year and to permit distributors to receive higher distribution fees. The Company cautions, however, that its expansion in China faces a number of challenges. See Risk Factors – “The Company faces risks in connection with the continued expansion of its business in China” in Item 1A of the Company’s 2013 Form 10-K. In 2011, the Company formed IMAX (Shanghai) Multimedia Technology Co., Ltd (“IMAX China”) to facilitate the Company’s expansion in China. December 31, 2013, IMAX China had offices in Shanghai and Beijing and total of 57 employees.

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at December 31:

	2013			2012
	IMAX Commercial Multiplex Theater Network			IMAX Commercial Multiplex Theater Network
	JRSA	Sale / Sales- type lease	Total	JRSA	Sale / Sales- type lease	Total

Domestic Total (United States & Canada)	237	116	353	212	112	324

International:
Greater China	85	65	150	54	54	108
Asia (excluding Greater China)	30	31	61	26	20	46
Western Europe	29	20	49	24	18	42
Russia & the CIS	—	40	40	—	32	32
Latin America	—	25	25	—	19	19
Rest of the World	1	22	23	—	27	27

International Total	145	203	348	104	170	274

Worldwide Total	382	319	701	316	282	598

As at December 31, 2013, 237 (2012 — 212) of the 382 (2012 — 316) theaters under joint revenue sharing arrangements in operation, or 62.0% (2012 — 67.1%) were located in the United States and Canada, with the remaining 145 (2012 — 104) or 38.0% of arrangements being located in international markets. The Company continues to seek to expand its network of theaters under joint revenue sharing arrangements, particularly in select international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	December 31, 2013			December 31, 2012
	Number of Systems		Dollar Value (in thousands)	Number of Systems		Dollar Value (in thousands)

Sales and sale-type lease arrangements	144		$177,956	139		$168,101
Joint revenue sharing arrangements	263		51,983	137		31,652

	407	(1)	$229,939	276	(2)	$199,753

(1)	Includes 23 upgrades to a digital theater system, in an existing IMAX theater location (3 xenon and 20 laser, of which 4 are under joint revenue sharing arrangements).
(2)	Includes 11 upgrades to a digital theater system, in an existing IMAX theater location (6 xenon and 5 laser).

The number of theater systems in the backlog reflects the minimum number of commitments from signed contracts. The dollar value fluctuates depending on the number of new theater system arrangements signed from quarter to quarter, which adds to backlog, and its installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated theater. Sales backlog includes initial fees along with the estimated present value of contractual ongoing fees due over the lease term; however, it excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that may be received in the future. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, operating leases, letters of intent or long-term conditional theater commitments. The value of theaters under joint revenue sharing arrangements is excluded from the dollar value of sales backlog, although certain theater systems under joint revenue sharing arrangements provide for contracted upfront payments and therefore carry a backlog value based on those payments. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.

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

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at December 31:

	2013				2012
	JRSA	Sale / Lease	Total		JRSA	Sale / Lease	Total

Domestic Total (United States & Canada)	33	22	55		39	16	55

International:
Greater China	200	39	239		80	42	122
Asia (excluding Greater China)	17	22	39		14	19	33
Western Europe	10	3	13		4	1	5
Russia & the CIS	—	19	19		—	23	23
Latin America	—	32	32		—	35	35
Rest of the World	3	7	10		—	3	3

International Total	230	122	352		98	123	221

Worldwide Total	263	144	407	(1)	137	139	276	(2)

(1)	Includes 23 upgrades to a digital theater system, in an existing IMAX theater location (3 xenon and 20 laser, of which 4 are under joint revenue sharing arrangements).
(2)	Includes 11 upgrades to a digital theater system, in an existing IMAX theater location (6 xenon and 5 laser).

Approximately 86.5% of IMAX theater system arrangements in backlog as at December 31, 2013 are scheduled to be installed in international markets (2012 – 80.1%).

The following reflects the Company’s signings and installations for the years ended December 31:

	Years Ended December 31,
	2013		2012
Theater System Signings:
Full new sales and sale-type lease arrangements	56		43
New joint revenue sharing arrangements	190		78

Total new theaters	246		121
Upgrades of IMAX theater systems	31	(1)	21	(2)

Total theater signings	277		142

	Years Ended December 31,
	2013		2012
Theater System Installations:
Full new sales and sale-type lease arrangements	47	(3)	47
New joint revenue sharing arrangements	65		60

Total new theaters	112	(3)	107
Upgrades of IMAX theater systems	21	(1)	18

Total theater installations	133		125

(1)	Includes upgrades to xenon-based digital systems under short-term operating lease arrangements (10 signings, 10 installations).
(2)	Includes 3 IMAX theaters acquired from another existing customer that had been operating under a joint revenue sharing arrangement. These theaters were purchased from the Company under a sales arrangement.
(3)	Includes the following items: (i) one new xenon-based digital system under a short-term operating lease arrangement; (ii) one theater system which has increased the Company’s institutional theater network; and (iii) one IMAX Private Theater (the first of its kind in the IMAX theater network).

The Company estimates that it will install a similar number of new theater systems (excluding digital upgrades) as the Company installed in 2013. The Company’s installation estimates includes scheduled systems from backlog, as well as the Company’s estimate of installations from arrangements that will sign and install in the same calendar year. The Company cautions, however, that theater system installations may slip from period to period over the course of the Company’s business, usually for reasons beyond its control.

Films: Digital Re-Mastering (IMAX DMR) and other film revenue

Digital Re-Mastering (IMAX DMR)

In 2002, the Company developed a proprietary technology to digitally re-master Hollywood films into IMAX digital cinema package format or 15/70-format film for exhibition in IMAX theaters at a modest cost that is incurred by the Company. This system, known as IMAX DMR, digitally enhances the image resolution of motion picture films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. This technology enabled the IMAX theater network to release Hollywood films simultaneously with their broader domestic release. The development of this technology was critical in helping the Company execute its strategy of expanding its commercial theater network by establishing IMAX theaters as a key, premium distribution platform for Hollywood films. In a typical IMAX DMR film arrangement, the Company receives a percentage of net box-office receipts of any commercial films released in the IMAX network, which range from 10-15%, from a film studio for the conversion of the film to the IMAX DMR format and access to its premium distribution platform.

IMAX films benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have increasingly sought IMAX-specific enhancements to generate interest in and excitement for their films. Such enhancements include shooting selected scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by shooting the film in a larger aspect ratio and early release windows exclusively in IMAX. Several recent films have featured select sequences shot with IMAX cameras including Star Trek Into Darkness: An IMAX 3D Experience, released in May 2013 and The Hunger Games: Catching Fire: The IMAX Experience in November 2013, as well as, The Dark Knight Rises: The IMAX Experience in July 2012, which featured over an hour of footage shot with IMAX cameras. In addition, several recent movies, including Oblivion: The IMAX Experience in 2013 and Skyfall: The IMAX Experience in 2012 have featured footage taking advantage of the larger projected IMAX aspect ratio.

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

The Company believes that its international expansion is an important driver of future growth for the Company. In fact, during 2013, 54.0% of the Company’s gross box-office from IMAX DMR films was generated in international markets, as compared to 49.3% in 2012. To support growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets. During 2013, the Company released nine local language IMAX DMR films, including five in China and one in each of Japan, Russia, France, and India. In 2012, five local-language IMAX DMR films were released, including four in China and one in France. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX network in 2014 and beyond.

To date, the Company has announced the following 14 DMR films to be released in 2014 to the IMAX theater network:

•	Jack Ryan: Shadow Recruit: The IMAX Experience (Paramount Pictures, January 2014);

•	I, Frankenstein: An IMAX 3D Experience (Lionsgate, January 2014);

•	The Monkey King: The IMAX Experience (Global Star Productions, January 2014, China only);

•	Robocop: The IMAX Experience (Metro-Goldwyn-Mayer Studios, Inc., February 2014);

•	300: Rise of an Empire: An IMAX 3D Experience (Warner Bros. Pictures, March 2014);

•	Divergent: The IMAX Experience (Summit Entertainment, March 2014);

•	Noah: The IMAX Experience (Paramount Pictures, March 2014);

•	Captain America: The Winter Soldier: An IMAX 3D Experience (Marvel Entertainment, April 2014);

•	The Amazing Spider-Man 2: An IMAX 3D Experience (Sony Pictures, May 2014);

•	Godzilla: The IMAX Experience (Warner Bros. Pictures, May 2014);

•	Edge of Tomorrow: The IMAX Experience (Warner Bros. Pictures, June 2014);

•	Transformers: Age of Extinction: An IMAX 3D Experience (Paramount Pictures, June 2014);

•	Interstellar: The IMAX Experience (Paramount Pictures and Warner Bros. Pictures, November 2014); and

•	The Hobbit: There and Back Again: An IMAX 3D Experience (Warner Bros. Pictures, December 2014).

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate, and anticipates that a similar number of IMAX DMR films will be released to the IMAX network in 2014 as were released in 2013.

In addition, in conjunction with Warner Bros. Pictures, the Company will release an IMAX original production, Island of Lemurs: Madagascar, on April 4, 2014.

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

Films produced by the Company are typically financed through third parties, whereby the Company will generally receive a film production fee in exchange for producing the film and a distribution fee for distributing the film. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. The Company utilizes third-party funding for the majority of original films it produces and distributes. In 2012, the Company, along with WB and MFF released an original title, To the Artic 3D. In 2011, the Company, along with WB, released Born to be Wild 3D. In

January 2013, the Company announced an agreement with MFF to jointly finance, market and distribute up to four films (with an option for four additional films) produced by MFF to be released exclusively to IMAX theaters. The agreement will ensure IMAX’s institutional theater partners access to a steady flow of the highest-quality, large-format documentaries over the years to come. One of the four films produced under the MFF agreement, Journey to the South Pacific had a limited release in November 2013. A broader release of Journey to the South Pacific is scheduled in 2014.

IMAX Post/DKP Inc. (formerly David Keighley Productions 70MM Inc.), a wholly-owned subsidiary of the Company, provides film post-production and quality control services for large-format films (whether produced internally or externally), and digital post-production services.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company prepares its consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to selling prices associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; write-downs for inventory obsolescence; ultimate revenues for film assets; impairment provisions for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post retirement assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in note 2 to its audited consolidated financial statements in Item 8 of the Company’s 2013 Form 10-K.

The Company considers the following significant estimates, assumptions and judgments to have the most significant effect on its results:

Revenue Recognition

The Company generates revenue from various sources as follows:

•	design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 57 countries as at December 31, 2013;

•	production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	operation of certain IMAX theaters primarily in the United States;

•	provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.

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

Theater Systems

The Company has identified the projection system, sound system, screen system and, if applicable, 3D glasses cleaning machine, theater design support, supervision of installation, projectionist training and the use of the IMAX brand to be a single deliverable and a single unit of accounting (“the System Deliverable”). When an arrangement does not include all the elements of a System Deliverable, the elements of the System Deliverable included in the arrangement are considered by the Company to be a single deliverable and a single unit of accounting. The Company is not responsible for the physical installation of the equipment in the customer’s facility; however, the Company supervises the installation by the customer. The customer has the right to use the IMAX brand from the date the Company and the customer enter into an arrangement.

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

For arrangements entered into or materially modified after January 1, 2011, consideration is allocated to each unit of accounting based on the unit’s relative selling prices. The Company uses vender-specific objective evidence of selling price (VSOE) when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. VSOE is established for the Company’s System Deliverable, maintenance and extended warranty services and film license arrangements. The Company uses a best estimate of selling price (BESP) for units of accounting that do not have VSOE or third party evidence of selling price. The Company determines BESP for a deliverable by considering multiple factors including the Company’s historical pricing practices, product class, market competition and geography.

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

Revenues from joint revenue sharing arrangements with upfront payments that qualify for classification as sales and sales-type leases are recognized in accordance with the sales and sales-type lease criteria discussed above. Contingent revenues from joint revenue sharing arrangements are recognized as box-office results and concessions revenues are reported by the theater operator, provided collectibility is reasonably assured.

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

The Company records write-downs for excess and obsolete inventory based upon current estimates of future events and conditions, including the anticipated installation dates for the current backlog of theater system contracts, technological developments, signings in negotiation, growth prospects within the customers’ ultimate marketplace and anticipated market acceptance of the Company’s current and pending theater systems.

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

Goodwill impairment is assessed at the reporting unit level by comparing the unit’s carrying value, including goodwill, to the fair value of the unit. The Company completed a full quantitative analysis as required by ASC 350 – “Intangibles – Goodwill and Other” (Step 1) in 2010. The carrying values of each unit are subject to allocations of certain assets and liabilities that the Company has applied in a systematic and rational manner. The fair value of the Company’s units is assessed using a discounted cash flow model. The model is constructed using the Company’s budget and long-range plan as a base. The Company performs a qualitative assessment of its reporting units and certain select quantitative calculations against its current long range plan to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount (Step 0). As at December 31, 2013, the fair values of the Company’s reporting units substantially exceeded their carrying values and no qualitative factors existed during the year to indicate that it is more likely than not that the fair value of any of its reporting units are less than its respective carrying amount. Significant estimates and judgment are involved in the impairment test.

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

Foreign Currency Translation

Monetary assets and liabilities of the Company’s operations which are denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the end of the period. Non-monetary items are translated at historical exchange rates. Revenue and expense transactions are translated at exchange rates prevalent at the transaction date. In 2013, the Company determined that the functional currency of one of its wholly-owned subsidiaries had changed from the Company’s reporting currency to the currency of the nation in which it domiciled. The adjustment attributable to current-rate translation of non-monetary assets as of the date of the change was reported in other comprehensive income (“OCI”). The functional currency of its other wholly-owned subsidiaries continues to be the United States dollar. Such exchange gains and losses are included in the determination of earnings in the period in which they arise.

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

The discount rate used is a key assumption in the determination of the pension benefit obligation and expense. A 1.0% change in the discount rate used could result in a $2.3 million — $2.8 million increase or decrease in the pension benefit obligation with a corresponding benefit or charge recognized in other comprehensive income in the year.

Deferred Tax Asset Valuation

As at December 31, 2013, the Company had net deferred income tax assets of $24.3 million. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historical operating results, projected future operating results, reversing temporary differences, contracted sales backlog at December 31, 2013, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies.

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

Stock-Based Compensation

The Company’s stock-based compensation generally includes stock options, restricted share units (“RSUs”) and stock appreciation rights (“SARs”).

The Company estimates the fair value of stock option and SAR awards on the date of grant using fair value measurement techniques. The fair value of RSU awards is equal to the closing price of the Company’s common stock on the date of grant.

The Company utilizes a lattice-binomial option-pricing model (the “Binomial Model”) to determine the fair value of stock option and SAR awards. The fair value determined by the Binomial Model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Binomial Model also considers the expected exercise multiple which is the multiple of exercise price to grant price at which exercises are expected to occur on average. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options and SARs have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the Binomial Model best provides an accurate measure of the fair value of the Company’s employee stock options and SARs. Although the fair value of employee stock options and SARs are determined in accordance with the Equity topic of the FASB ASC using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Impact of Recently Issued Accounting Pronouncements

See note 3 to the audited consolidated financial statements in Item 8 of the Company’s 2013 Form 10-K for information regarding the Company’s recent changes in accounting policies and the impact of recently issued accounting pronouncements impacting the Company.

DISCONTINUED OPERATIONS

On January 30, 2014, the Company’s lease with respect to its owned and operated Nyack IMAX theater ended and the Company has decided not to renew the lease. In 2013, revenues for the Nyack IMAX theater were $1.3 million (2012 — $1.5 million, 2011 — $1.5 million) and the Company recognized a loss of $0.3 million, net of a tax recovery of $0.2 million, in 2013 (2012 — loss of $0.5 million, 2011 — loss of $0.9 million) from the operation of the theater. The transactions of the Company’s owned and operated Nyack theater are reflected as discontinued operations. The remaining assets and liabilities of the Nyack owned and operated theater are included in the Company’s consolidated balance sheet as at December 31, 2013 and are disclosed in note 22 to the audited consolidated financial statements in Item 8 of the Company’s 2013 Form 10-K.

ASSET IMPAIRMENTS AND OTHER CHARGES (RECOVERIES)

The following table identifies the Company’s charges (recoveries) relating to the impairment of assets:

	Years Ended December 31,
(in thousands of U.S. dollars)	2013	2012	2011
Asset impairments
Property, plant and equipment	$—	$—	$20
Other charges (recoveries):
Accounts receivable	(35)	606	333
Financing receivables	480	(82)	1,237
Inventories	444	898	—
Impairment of available-for-sale investment	—	150	—
Property, plant and equipment	384	18	356
Other intangible assets	63	11	—
Other assets	—	6	—

Total asset impairments and other charges	$1,336	$1,607	$1,946

Asset Impairments

The Company records asset impairment charges for property, plant and equipment after an assessment of the carrying value of certain asset groups in light of their future expected cash flows. No such charges were recognized in 2013 and 2012. During 2011, the Company recorded total asset impairment charges of less than $0.1 million as the Company recognized that the carrying values for the assets exceeded the expected undiscounted future cash flows.

Other Charges (Recoveries)

The Company recorded a $0.5 million provision (2012 — $0.9 million; 2011 — $nil) in costs and expenses applicable to revenues due to a reduction in the net realizable value of its inventories. These charges primarily resulted from a reduction in the net realizable value of its film-based projector inventories and certain service part inventories due to a further market shift away from film-based projector systems.

The Company recorded a net recovery of less than $0.1 million in 2013 (2012 — $0.6 million provision; 2011 — $0.3 million provision) in accounts receivable based on the Company’s ongoing assessment of the collectability of specific customer balances.

In 2013, the Company also recorded a net provision of $0.5 million in financing receivables (2012 — $0.1 million recovery; 2011 — $1.2 million provision). Provisions of the Company’s financing receivables is recorded when the collectibility associated with certain financing receivables is uncertain. These provisions are adjusted when there is a significant change in the amount or timing of the expected future cash flows or when actual cash flows differ from cash flows previously expected.

In 2012, the Company recognized a $0.2 million other-than-temporary impairment of its available-for-sale investment as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost. After assessment, no such impairment was required in 2013.

In 2013, the Company recorded a charge of $0.4 million (2012 — less than $0.1 million; 2011 — $0.4 million) reflecting assets that no longer meet capitalization requirements as the assets were no longer in use.

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

RESULTS OF OPERATIONS

Management, including the Company’s CEO, who is the Company’s Chief Operating Decision Maker (as defined in the Segment Reporting Topic of the FASB ASC), assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), write-downs net of recoveries, interest income, interest expense and tax (provision) recovery are not allocated to the segments. As identified in note 19 to the audited consolidated financial statements in Item 8 of the Company’s 2013 Form 10-K, the Company has the following seven reportable segments identified by category of product sold or service provided:

•	IMAX Theater Systems

•	The IMAX systems segment, which is comprised of the design, manufacture, sale or lease of IMAX theater projection system equipment.

•	The theater system maintenance segment, which is comprised of the maintenance of IMAX theater projection system equipment in the IMAX theater network.

•	The joint revenue sharing arrangements segment, which is comprised of the provision of IMAX theater projection system equipment to exhibitors in exchange for a certain percentage of box-office receipts, and in some cases, concession revenue and/or a small upfront or initial payment.

•	The other segment, which includes certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items.

•	Film

•	The film production and IMAX DMR segment, which is comprised of the production of films and performance of film re-mastering services.

•	The film distribution segment, which includes the distribution of films for which the Company has distribution rights.

•	The film post-production segment, which includes the provision of film post-production and film print services.

The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements in Item 8 of the Company’s 2013 Form 10-K.

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

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue			Gross Margin
(In thousands of U.S. dollars)	Years Ended December 31,			Years Ended December 31,
	2013	2012(3)	2011(3)	2013	2012(3)	2011(3)
IMAX Theater Systems
IMAX Systems
Sales and sales-type leases(1)	$65,944	$69,988	$81,310	$35,652	$36,974	$45,251
Ongoing rent, fees, and finance income(2)	14,245	13,417	11,890	13,388	13,271	11,678
Other	11,182	13,019	11,393	102	1,057	510

	91,371	96,424	104,593	49,142	51,302	57,439

Theater System Maintenance	31,978	28,629	24,840	12,096	10,970	9,437

Joint Revenue Sharing Arrangements	64,130	57,526	30,764	44,565	37,308	17,605

Film
Production and IMAX DMR	83,496	78,050	50,592	56,088	49,355	23,574
Film distribution and post-production	16,962	22,126	24,309	2,712	4,310	6,010

	100,458	100,176	74,901	58,800	53,665	29,584

	$287,937	$282,755	$235,098	$164,603	$153,245	$114,065

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.
(3)	In January 2014, the Company discontinued the operations of its owned and operated Nyack IMAX theater. The Company has reclassified the revenue and costs and expenses applicable to revenues from continuing operations, previously included in its IMAX Theater Systems – Other segment, to discontinued operations. As a result, the respective prior years’ figures have been reclassified to conform to the current year’s presentation.

Year Ended December 31, 2013 Versus Year Ended December 31, 2012

The Company reported net income of $44.1 million or $0.66 per basic share and $0.64 per diluted share for the year ended December 31, 2013 as compared to net income of $41.3 million or $0.63 per basic share and $0.61 per diluted share for the year ended December 31, 2012. Net income for the year ended December 31, 2013 includes a $11.9 million charge or $0.17 per diluted share (2012 — $13.1 million or $0.19 per diluted share) for stock-based compensation. Adjusted net income, which consists of net income excluding the impact of stock-based compensation and the related tax impact, was $55.7 million or $0.81 per diluted share for the year ended December 31, 2013 as compared to adjusted net income of $54.3 million or $0.80 per diluted share for the year ended December 31, 2012. A reconciliation of net income, the most directly comparable U.S. GAAP measure, to adjusted net income and adjusted net income per diluted share is presented in the table below:

	Year Ended December 31,
	2013		2012
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net income	$44,115	$0.64	$41,337	$0.61
Add:
Stock-based compensation	11,928	0.17	13,113	0.19
Tax expense on items listed above	(344)	—	(160)	—

Adjusted net income	$55,699	$0.81	$54,290	$0.80

Weighted average diluted shares outstanding		68,961		67,933

Revenues and Gross Margin

The Company’s revenues for the year ended December 31, 2013 increased 1.8% to $287.9 million from $282.8 million in 2012, largely due to an increase in revenues from the Company’s joint revenue sharing arrangements, production and DMR, and theater system maintenance segments, offset partially by a decrease in revenue from the IMAX systems segment. The gross margin across all segments in 2013 was $164.6 million, or 57.2% of total revenue, compared to $153.3 million, or 54.2% of total revenue in 2012.

IMAX Systems

IMAX systems revenue decreased 5.2% to $91.4 million in 2013 as compared to $96.4 million in 2012. Revenue from sales and sales-type leases decreased 5.8% to $65.9 million in 2013 from $70.0 million in 2012. The Company recognized revenue on 45 full, new theater systems which qualified as either sales or sales-type leases in 2013, with a total value of $54.9 million, versus 47 full, new theater systems in 2012 with a total value of $60.7 million. Additionally, the Company recognized revenue on the installation of 5 xenon-based digital upgrades in 2013, with a total value of $3.2 million, as compared to 12 xenon-based digital upgrades and one 3D GT upgrade (from a 2D GT system) in 2012, with a total value of $5.4 million. Digital upgrades typically have lower sales prices and gross margin than full theater system installations. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital theater systems increase flexibility and profitability for the Company’s existing exhibition customers. In 2013, the Company installed and recognized one used 3D GT theater system with a total value of $1.2 million. There were no used theater systems installed in the year ended December 31, 2012.

Average revenue per full, new sales and sales-type lease systems was $1.2 million in 2013, compared to $1.3 million 2012. Average revenue per digital upgrade was $0.6 million in 2013, as compared to $0.4 million in 2012. The average revenue per full, new sales and sales-type lease systems varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors.

The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangements (see discussion below) installations by theater system configuration for 2013 and 2012 is outlined in the table below:

	2013		2012
New IMAX xenon-based digital theater systems - installed and recognized
Sales and sales-types lease arrangements	46	(1)(2)	47
Short-term operating lease arrangement	1	(3)	—
Joint revenue sharing arrangement	65	(3)	60

Total new theater systems	112		107

IMAX xenon-based digital theater system upgrades - installed and recognized
Sales and sales-types lease arrangements	5		13	(4)
Short-term operating lease arrangement	13	(3)	—
Joint revenue sharing arrangement	3	(3)	2

Total upgraded theater systems	21		15

IMAX xenon-based digital theater system upgrades - installed and deferred	—		3

Total theater systems installed	133		125

(1)	Includes one used IMAX 3D GT system resulting in an addition to the Company’s institutional theater network.
(2)	Includes one IMAX Private Theater, the first of its kind in the Company’s theater network.
(3)	Reflects xenon-based digital system configurations, which will be upgraded to a laser-based digital system configuration at a future date.
(4)	Includes one upgrade under a sale arrangement from a 2D GT projection system to a 3D projection system

Revenues from sales and sales-type leases include settlement revenue of $0.4 million in 2013 as compared to $0.7 million in 2012.

IMAX theater system margin from full, new sales and sales-type lease systems, excluding the impact of settlements, was 63.3% in 2013, as compared to 62.4% in 2012. Gross margin from digital upgrades was $1.3 million in 2013, as compared to $1.4 million in 2012. In addition, in 2012, the Company incurred a charge of $1.7 million for equipment to enable certain theaters to elect to exhibit certain films in either digital or analog format. Furthermore, in 2013, the Company recorded a write-down of certain film-based projector inventories of $0.3 million, as compared to $0.8 million in 2012.

In 2013, the Company recognized revenue for 10 theater systems under a digital upgrade sales arrangement which were previously installed, but for which revenue recognition was deferred. The arrangement provided the customer with standard digital upgrades, which were installed, and a number of as-of-yet undeveloped upgrades. The Company’s policy is to defer revenue recognition until the upgrade right expires, if applicable, or a digital upgrade is delivered. In 2013, the upgrade right in the agreement expired resulting in the contract consideration becoming fixed. Therefore, the Company recognized revenue and gross margin of $3.1 million and a loss of $0.3 million, respectively, from these 10 theater systems which qualify as sales.

In 2013, one of the Company’s customers acquired an IMAX theater from another existing customer that had been operating under a joint revenue sharing arrangement. This theater was purchased from the Company under a sale arrangement. As a result of this sale transaction, the Company recorded revenue and margin of $0.9 million and $0.6 million, respectively. The above-referenced theater was included in the Company’s 2013 signings total. In 2012, one of the Company’s customers acquired 3 IMAX theaters from another existing customer that had been operating under a joint revenue sharing arrangement. These theaters were purchased from IMAX under a sales arrangement. As a result of this sale transaction, the Company recorded revenue and margin of $3.0 million and $2.1 million, respectively. The above-referenced theaters were included in the Company’s 2012 signings total. In addition, during the 2012 comparative period, the Company recognized the xenon-based digital upgrade of two theaters under a joint revenue sharing arrangement, which were previously operated under sales/sales-type lease arrangements.

Ongoing rent revenue and finance income increased to $14.2 million in 2013 compared to $13.4 million in 2012. Gross margin for ongoing rent and finance income increased to $13.4 million in 2013 from $13.3 million in 2012. Contingent fees included in this caption amounted to $3.7 million and $3.0 million in 2013 and 2012, respectively.

Other revenue decreased to $11.2 million in 2013 as compared to $13.0 million in 2012, largely due to a decrease in revenue from the Company’s after-market sales of 3D glasses. Other revenue primarily includes revenue generated from the Company’s theater operations, camera rental business and after-market sales of projection system parts and 3D glasses.

The gross margin on other revenue was $1.0 million lower in 2013 as compared to 2012, primarily due to a lower level of after-market sales.

Theater System Maintenance

Theater system maintenance revenue increased 11.7% to $32.0 million in 2013, as compared to $28.6 million in 2012. Theater system maintenance gross margin increased to $12.1 million in 2013 from $11.0 million in 2012. In 2013, the Company recorded a write-down of $0.2 million for certain service parts inventories as compared to $0.1 million in 2012. Maintenance margins vary depending on the mix of theater system configurations in the theater network and the timing and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenues from joint revenue sharing arrangements increased 11.5% to $64.1 million in 2013, as compared to $57.5 million in 2012. The Company ended the year with 382 theaters operating under joint revenue sharing arrangements, as compared to 316 theaters at the end of 2012, an increase of 20.9%. The increase in revenues from joint revenue sharing arrangements was largely due to the greater number of theaters under joint revenue sharing arrangements in operation as compared to the prior year. During 2013, the Company installed 65 full, new theaters under joint revenue sharing arrangements, as compared to 60 full new theaters during 2012.

The gross margin from joint revenue sharing arrangements in 2013 increased 19.5% to $44.6 million compared to $37.3 million in 2012. Included in the calculation of the 2013 gross margin were certain advertising, marketing and commission costs primarily associated with new theater launches of $3.6 million, as compared to $3.4 million for such expenses in 2012. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses from both periods, was $48.1 million in 2013, compared to $40.7 million in 2012. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

(In thousands of U.S. Dollars)	2013	2012
Gross margin from joint revenue sharing arrangements	$44,565	$37,308
Add:
Advertising, marketing and commission costs	3,582	3,382

Adjusted gross margin from joint revenue sharing arrangements	$48,147	$40,690

Film

Revenue from the Company’s film segments was $100.5 million in 2013 and $100.2 million in 2012. Gross box-office generated by IMAX DMR films increased 17.1% to $726.6 million in 2013 from $620.6 million in 2012, largely driven by continued network growth. Film production and IMAX DMR revenues increased 7.0% to $83.5 million in 2013 from $78.1 million in 2012. Gross box-office per screen for 2013 averaged $1,150,900, in comparison to $1,153,200 in 2012. In 2013, gross box-office was generated primarily from the exhibition of 44 films listed below (38 new and 6 carryovers), as compared to 39 (35 new and 4 carryover) films exhibited in 2012:

2013 Films Exhibited	2012 Films Exhibited
The Polar Express: An IMAX 3D Experience	Happy Feet Two: An IMAX 3D Experience
Skyfall: The IMAX Experience	Mission: Impossible – Ghost Protocol: The IMAX Experience
Life of Pi: An IMAX 3D Experience	The Adventures of Tintin: The Secret of the Unicorn: An IMAX
CZ12: An IMAX 3D Experience	3D Experience
The Hobbit: An Unexpected Journey: An IMAX 3D Experience	Flying Swords of Dragon Gate: An IMAX 3D Experience
Les Misérables: The IMAX Experience	Underworld: Awakening: An IMAX 3D Experience
The Grandmaster: The IMAX Experience	Journey 2: The Mysterious Island: An IMAX 3D Experience
Hansel & Gretel: Witch Hunters: An IMAX 3D Experience	The Lorax: An IMAX 3D Experience
Journey to the West: Conquering the Demons: An IMAX 3D	John Carter: An IMAX 3D Experience
Experience	The Hunger Games: An IMAX 3D Experience
Top Gun: An IMAX 3D Experience	Wrath of the Titans: An IMAX 3D Experience
A Good Day to Die Hard: The IMAX Experience	Titanic: An IMAX 3D Experience
Jack the Giant Slayer: An IMAX 3D Experience	Houba! On the Trail of the Marsupilami: The IMAX Experience
Oz: The Great and Powerful: An IMAX 3D Experience	Battleship: The IMAX Experience
G.I. Joe: Retaliation: An IMAX 3D Experience	The Avengers: An IMAX 3D Experience
Dragon Ball Z: Battle of the Gods: An IMAX 3D Experience	Dark Shadows: The IMAX Experience
Jurassic Park: An IMAX 3D Experience	Men In Black III: An IMAX 3D Experience
Oblivion: The IMAX Experience	Prometheus: An IMAX 3D Experience
Iron Man 3: An IMAX 3D Experience	Madagascar 3: Europe’s Most Wanted: An IMAX 3D Experience
Star Trek Into Darkness: An IMAX 3D Experience	Rock of Ages: The IMAX Experience
Fast & Furious 6: The IMAX Experience	The Amazing Spiderman: An IMAX 3D Experience
After Earth: The IMAX Experience	The Dark Knight Rises: The IMAX Experience
Man of Steel: An IMAX 3D Experience	Total Recall: The IMAX Experience
World War Z: An IMAX 3D Experience	The Bourne Legacy: The IMAX Experience
Despicable Me 2: An IMAX 3D Experience	Indiana Jones and the Raiders of the Lost Ark: The IMAX
White House Down: The IMAX Experience	Experience
Man of Tai Chi: The IMAX Experience	Resident Evil: Retribution: An IMAX 3D Experience
Lone Ranger: The IMAX Experience	Tai Chi 0: An IMAX 3D Experience
Pacific Rim: An IMAX 3D Experience	Frankenweenie: An IMAX 3D Experience
Elysium: An IMAX 3D Experience	Paranormal Activity 4:The IMAX Experience
The Mortal Instruments: City of Bones: An IMAX 3D Experience	Tai Chi Hero: An IMAX 3D Experience
Riddick: An IMAX 3D Experience	Cloud Atlas: The IMAX Experience
The Wizard of Oz: An IMAX 3D Experience	Skyfall: The IMAX Experience
Young Detective Dee: Rise of the Sea Dragon: An IMAX 3D	Cirque du Soleil: Worlds Away: An IMAX 3D Experience
Experience	The Twilight Saga: Breaking Dawn – Part 2: The IMAX
Metallica Through the Never: An IMAX 3D Experience	Experience
Gravity: An IMAX 3D Experience	Back to 1942: The IMAX Experience
Stalingrad: An IMAX 3D Experience	Rise of the Guardians: An IMAX 3D Experience
Captain Phillips: The IMAX Experience	Life of Pi: An IMAX 3D Experience
The Young and Prodigious T.S. Spivet: An IMAX 3D Experience	CZ12: An IMAX 3D Experience
Thor: The Dark World: An IMAX 3D Experience	The Hobbit: An Unexpected Journey: An IMAX 3D Experience
Ender’s Game: The IMAX Experience	Les Misérables: The IMAX Experience
The Hunger Games: Catching Fire: The IMAX Experience
The Hobbit: The Desolation of Smaug: An IMAX 3D Experience
Dhoom 3: The IMAX Experience
Police Story: An IMAX 3D Experience

Other revenues attributable to the film segment decreased 23.3% to $17.0 million in 2013 from $22.1 million in 2012. This decrease was largely due to the result of the limited release of one IMAX original film in 2013. In November 2013, in conjunction with MFF, the Company did a limited release of an IMAX original production, Journey to the South Pacific whereas in 2012, the Company released the original film To the Arctic 3D. Journey to the South Pacific will be distributed to additional IMAX theaters in 2014, as well as the Company’s latest original film Island of Lemurs: Madagascar.

The Company’s gross margin from its film segments increased 9.6% in 2013 to $58.8 million from $53.7 million in 2012. Film production and IMAX DMR gross margins increased to $56.1 million from $49.4 million. Other gross margin attributable to the film segment was $2.7 million in 2013 as compared to $4.3 million in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $82.7 million in 2013, as compared to $81.6 million in 2012. The $1.1 million increase experienced from the prior year comparative period was largely the result of the following:

•	a $2.4 million increase in salaries and benefits and other staff costs, net of lower travel and entertainment costs of $0.7 million;

•	a $1.9 million increase due to a change in foreign exchange rates. During the year ended December 31, 2013, the Company recorded a foreign exchange loss of $0.7 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign currency forward contracts as compared to a gain of $1.2 million recorded in 2012. See note 15(b) of the audited consolidated financial statements in Item 8 of the Company’s 2013 Form 10-K for more information; and

•	a $0.2 million net increase in other general corporate expenditures.

These increases were partially offset by:

•	a $2.2 million decrease resulting from a gain on the curtailment of Canadian postretirement benefits; and;

•	a $1.2 million decrease in the Company’s stock-based compensation charges.

Research and Development

Research and development expenses increased to $14.8 million in 2013 compared to $11.4 million in 2012 and are primarily attributable to the development of the Company’s new laser-based digital projection system. The Company is developing its next-generation laser projector, which is expected to provide greater brightness and clarity, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. As of December 31, 2013, the Company had 62 laser-based digital theater systems in its backlog.

A high level of research and development is expected to continue throughout 2014 as the Company continues its efforts to develop its next-generation laser-based projection system. In addition, the Company plans to continue research and development activity in the future in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing IMAX theater systems’ capabilities in both home and live entertainment, developing more IMAX cameras, enhancing the Company’s 2D and 3D image quality, expanding the applicability of the Company’s digital technology, and further enhancing the IMAX theater and sound system design through the addition of more channels, improvements to the Company’s proprietary tuning system and mastering processes.

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.4 million in 2013, as compared to $0.5 million in 2012.

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

Asset Impairments and Other Charges

The Company did not record any asset impairment charge in 2013 and 2012, against property, plant and equipment after the Company assessed the carrying value of certain assets in its theater operations segment in light of their future expected cash flows. The Company recognized that the carrying values for the assets did not exceed the expected undiscounted future cash flows.

In 2012, the Company recognized a $0.2 million other-than-temporary impairment of its available-for-sale investment as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost. No such charge was recognized in 2013.

In 2013 and 2012, the Company recorded a charge of $0.4 million and less than $0.1 million, respectively, reflecting assets that no longer meet capitalization requirements as the assets were no longer in use.

Interest Income and Expense

Interest income was $0.1 million in 2013, as compared to $0.1 million in 2012.

Interest expense was $1.3 million in 2013, as compared to $0.7 million in 2012. Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations rather than income tax expense. In 2013 and 2012, the Company recovered less than $0.1 million and $0.8 million, respectively, in potential interest and penalties associated with its provision for uncertain tax positions. Also included in interest expense is the amortization of deferred finance costs in the amount of $0.5 million and $0.2 million in 2013 and 2012, respectively. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

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

In 2013, there was a $1.4 million increase in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings, as compared to a $0.1 million increase in the valuation allowance in the prior year comparative period. The Company recorded an income tax provision of $16.6 million for 2013, of which $0.1 million is related to a decrease in its provision for uncertain tax positions. For 2012, the Company recorded an income tax provision of $15.1 million, of which $0.8 million was related to a decrease in its provision for uncertain tax positions.

During the year ended December 31, 2013, after considering all available evidence, both positive (including recent profits, projected future profitability, backlog, carryforward periods for utilization of net operating loss carryovers and tax credits, discretionary deductions and other factors) and negative (including cumulative losses in past years and other factors), it was concluded that the valuation allowance against the Company’s deferred tax assets should be decreased by approximately $1.4 million. The remaining $4.8 million balance in the valuation allowance as at December 31, 2013 is primarily attributable to certain U.S. federal and state net operating loss carryovers and federal tax credits that may expire without being utilized.

The Company anticipates utilizing the majority of its currently-available tax attributes over the next year. If utilized the related valuation allowance release would be recorded against other equity.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. December 31, 2013, the equity method of accounting is being utilized for investments with a total carrying value of $0.4 million (December 31, 2012 — $3.0 million). For the year ended December 31, 2013, gross revenues, cost of revenue and net loss for these investments were $6.6 million, $26.0 million and $26.3 million, respectively (2012 — $9.0 million, $12.7 million and $13.4 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $2.8 million for 2013 compared to $1.4 million in 2012.

Discontinued Operations

On January 30, 2014, the Company’s lease with respect to its owned and operated Nyack IMAX theater ended and the Company has decided not to renew the lease. In 2013, revenues for the Nyack IMAX theater were $1.3 million (2012 — $1.5 million) and the Company recognized a loss of $0.3 million, net of a tax recovery of $0.2 million (2012 — loss of $0.5 million) from the operation of the theater. The transactions of the Company’s owned and operated Nyack theater are reflected as discontinued operations.

Pension Plan

The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors. As at December 31, 2013, the Company had an unfunded and accrued projected benefit obligation of approximately $18.3 million (December 31, 2012 — $20.4 million) in respect of the SERP.

The net periodic benefit cost was $0.6 million and $0.6 million in 2013 and 2012, respectively. The components of net periodic benefit cost were as follows:

	Years ended December 31
	2013	2012
Interest cost	$196	$272
Amortization of actuarial loss	444	365

Pension expense	$640	$637

The plan experienced an actuarial gain of $2.3 million and a loss of $1.1 million during 2013 and 2012, respectively, resulting primarily from the continuing change in the Pension Benefit Guaranty Corporation (“PBGC”) published annuity interest rates year-over-year used to determine the lump sum payment under the plan.

Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause (as defined in his employment agreement), he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. Effective January 1, 2013, the term of Mr. Gelfond’s current employment agreement was extended through December 31, 2016, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating this entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at December 31, 2013, the Company had an unfunded benefit obligation of $2.3 million (December 31, 2012 — $4.6 million). In 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company postretirement liability was reduced by $2.6 million, resulting in a pre-tax curtailment gain of $2.2 million. See note 21(d) to the audited consolidated financial statements in Item 8 of the Company’s 2013 Form 10-K for additional information.

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at December 31, 2013, the Company had an unfunded benefit obligation recorded of $0.4 million (December 31, 2012 — $0.5 million).

Stock-Based Compensation

The Company estimates the fair value of stock option and SAR awards on the date of grant using fair value measurement techniques. The fair value of RSU awards is equal to the closing price of the Company’s common stock on the date of grant.

Stock-based compensation expense recognized under FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”) for 2013 and 2012 was $11.9 million and $13.1 million, respectively.

Years Ended December 31, 2012 versus Years Ended December 31, 2011

The Company reported net income of $41.3 million or $0.63 per basic share and $0.61 per diluted share for the year ended December 31, 2012 as compared to net income of $15.3 million or $0.24 per basic share and $0.22 per diluted share for the year ended December 31, 2011. Net income for the year ended December 31, 2012 includes a $13.1 million charge, or $0.19 per diluted share (2011 — $11.7 million or $0.17 per diluted share) for stock-based compensation. Net income for December 31, 2011 also includes a one-time $2.1 million pre-tax charge ($0.03 per diluted share) due to an arbitration award arising from an arbitration proceeding brought against the Company in connection with a discontinued subsidiary. Adjusted net income, which consists of net income excluding the impact of the stock-based compensation expense, the charge for arbitration award and the related tax impact, was $54.3 million or $0.80 per diluted share for the year ended December 31, 2012 as compared to adjusted net income of $28.0 million or $0.41 per diluted share for the year ended December 31, 2011. A reconciliation of net income, the most directly comparable U.S. GAAP measure, to adjusted net income and adjusted net income per diluted share is presented in the table below:

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

Revenues and Gross Margin

The Company’s revenues for the year ended December 31, 2012 increased 20.3% to $282.8 million from $235.1 million in 2011 due in large part to increases in revenue from the Company’s film and joint revenue sharing arrangement segments, partially offset by lower revenue from the IMAX systems segment. The gross margin across all segments in 2012 was $153.2 million, or 54.2% of total revenue, compared to $114.1 million, or 48.5% of total revenue in 2011. The increase in gross margin is attributable to improved operating leverage and continued theater network growth.

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

The breakdown in mix of sales and sales-type lease, operating lease and joint revenue sharing arrangement installations by theater system configuration in 2012 and 2011 is outlined in the table below:

	2012		2011
New IMAX xenon-based digital theater systems - installed and recognized
Sales and sales-types lease arrangements	47		51	(2)
Joint revenue sharing arrangement	60		86

Total new theater systems	107		137

IMAX xenon-based digital theater system upgrades - installed and recognized
Sales and sales-types lease arrangements	13	(1)	25
Joint revenue sharing arrangement	2		—

Total upgraded theater systems	15		25

IMAX xenon-based digital theater system upgrades - installed and deferred	3		8

Total theater systems installed	125		170

(1)	Includes one upgrade under a sale arrangement from a 2D GT projection system to a 3D projection system
(2)	Includes one used IMAX 3D GT theater system.

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

Gross margin from IMAX sales and sales-type lease systems (including new, upgrades and settlements) was $37.0 million, or 52.8% in 2012 compared to $45.3 million, or 55.7% in 2011. Gross margin from full, new sales and sales-type leases, excluding the impact of settlements and upgrades decreased to 62.4% in 2012 from 66.0% in 2011. The gross margin on digital upgrades was $1.4 million in 2012 in comparison with $2.6 million in 2011, which is a reflection of the number of systems upgraded, the particular systems upgraded and the costs associated with such upgrades in their respective periods. There were no used systems installed during 2012, compared to one used system with a gross margin of $0.1 million installed and recognized in 2011. In addition, in 2012, the Company incurred a charge of $1.7 million for equipment to enable certain theaters to elect to exhibit films in either digital or analog format. Furthermore, in 2012, the Company recorded a write-down of certain film-based projector inventories of $0.8 million. No such costs were experienced in 2011.

Ongoing rent revenue and finance income increased to $13.4 million in 2012 from $11.9 million in 2011. Gross margin for ongoing rent and finance income increased to $13.3 million in 2012 from $11.7 million in 2011. Contingent fees included in this caption amounted to $3.0 million and $2.7 million in 2012 and 2011, respectively.

Other revenue increased to $13.0 million in 2012 compared to $11.4 million in 2011. Other revenue primarily includes revenue generated from the Company’s owned and operated theaters, camera rentals and after- market sales of projection system parts and 3D glasses.

The gross margin on other revenue was $0.5 million higher in 2012 as compared to 2011.

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

Joint Revenue Sharing Arrangements

Revenues from joint revenue sharing arrangements increased 87.0% to $57.5 million in 2012 compared to $30.8 million in 2011. The Company ended the year with 316 theaters operating under joint revenue sharing arrangements as compared to 257 theaters at the end of 2011, an increase of 23.0%. The increase in revenues from joint revenue sharing arrangements was primarily due to the higher per-screen gross box-office realized from the films released to joint revenue sharing theaters and the increase in the number of theaters in the IMAX theater network from the prior year. During 2012, the Company installed 60 full, new theaters under joint revenue sharing arrangements, as compared to 86 full new theaters during 2011.

The gross margin from joint revenue sharing arrangements in 2012 increased 111.9% to $37.3 million compared to $17.6 million in 2011. The increase was primarily due to higher revenues experienced in 2012 compared to 2011, as well as lower advertising, marketing and selling expenses. Included in the calculation of the 2012 gross margin were certain advertising, marketing, and selling expenses primarily associated with new theater launches of $3.4 million, as compared to $5.4 million for such expenses in 2011 Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses from both periods, was $40.7 million in 2012, compared to $23.0 million in 2011. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

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

Film production and IMAX DMR revenues increased 54.3% to $78.1 million in 2012 from $50.6 million in 2011. The increase in film production and IMAX DMR revenues was primarily due to an increase in the number of theaters in the IMAX theater network as well as higher gross box-office from the films released during the period. Global gross box-office generated by IMAX DMR films increased 48.8% to $620.6 million in 2012 versus $417.2 million in 2011. IMAX DMR gross box-office per screen for 2012 averaged $1,153,200 globally, in comparison to $1,069,300 in 2011.

Film production and IMAX DMR gross margins more than doubled to $49.4 million, or 63.2% of revenues, from $23.6 million, or 46.6% of revenues in 2011 largely due to an increase in IMAX DMR revenue coupled with a relatively consistent level of DMR costs as compared to the prior year.

In 2012, gross box-office was generated primarily from the exhibition of 39 films listed below (35 new and 4 carryovers), as compared to 26 (25 new and 1 carryover) films exhibited in 2011:

2012 Films Exhibited	2011 Films Exhibited
Happy Feet Two: An IMAX 3D Experience	TRON: Legacy: An IMAX 3D Experience
Mission: Impossible – Ghost Protocol: The IMAX Experience	The Green Hornet: An IMAX 3D Experience
The Adventures of Tintin: The Secret of the Unicorn: An IMAX 3D	Tangled: An IMAX 3D Experience
Experience	Sanctum: An IMAX 3D Experience
Flying Swords of Dragon Gate: An IMAX 3D Experience	I Am Number Four: The IMAX Experience
Underworld: Awakening: An IMAX 3D Experience	Mars Needs Moms: An IMAX 3D Experience
Journey 2: The Mysterious Island: An IMAX 3D Experience	Sucker Punch: The IMAX Experience
The Lorax: An IMAX 3D Experience	Fast Five: The IMAX Experience
John Carter: An IMAX 3D Experience	Thor: An IMAX 3D Experience
The Hunger Games: An IMAX 3D Experience	Pirates of the Caribbean: On Stranger Tides: An IMAX 3D
Wrath of the Titans: An IMAX 3D Experience	Experience
Titanic: An IMAX 3D Experience	The Founding of a Party: The IMAX Experience
Houba! On the Trail of the Marsupilami: The IMAX Experience	Kung Fu Panda 2: An IMAX 3D Experience
Battleship: The IMAX Experience	Super 8: The IMAX Experience
The Avengers: An IMAX 3D Experience	Cars 2: An IMAX 3D Experience
Dark Shadows: The IMAX Experience	Transformers: Dark of the Moon: An IMAX 3D Experience
Men In Black III: An IMAX 3D Experience	Harry Potter and the Deathly Hallows Part II: An IMAX 3D
Prometheus: An IMAX 3D Experience	Experience
Madagascar 3: Europe’s Most Wanted: An IMAX 3D Experience	Final Destination 5: An IMAX 3D Experience
Rock of Ages: The IMAX Experience	Cowboys & Aliens : The IMAX Experience
The Amazing Spiderman: An IMAX 3D Experience	Sector 7: An IMAX 3D Experience
The Dark Knight Rises: The IMAX Experience	Contagion: The IMAX Experience
Total Recall: The IMAX Experience	Real Steel: The IMAX Experience
The Bourne Legacy: The IMAX Experience	Puss in Boots: An IMAX 3D Experience
Indiana Jones and the Raiders of the Lost Ark: The IMAX	Happy Feet Two: An IMAX 3D Experience
Experience	Flying Swords of Dragon Gate: An IMAX 3D Experience
Resident Evil: Retribution: An IMAX 3D Experience	Mission: Impossible – Ghost Protocol: The IMAX Experience
Tai Chi 0: An IMAX 3D Experience Frankenweenie: An IMAX 3D Experience	The Adventures of Tintin: The Secret of the Unicorn: An IMAX 3D Experience
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

A high level of research and development is expected to continue in 2013 as the Company continues its efforts to develop its next-generation laser-based projection system. In addition, the Company plans to continue research and development activity in the future in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing and manufacturing more IMAX cameras, enhancing the Company’s 2D and 3D image quality, expanding the applicability of the Company’s digital technology, developing IMAX theater systems’ capabilities in both home and live entertainment and further enhancing the IMAX theater and sound system design through the addition of more channels, improvements to the Company’s proprietary tuning system and mastering processes.

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

Interest expense decreased to $0.7 million in 2012, as compared to $1.8 million in 2011. Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations rather than income tax expense. The Company recovered approximately $0.8 million and expensed $0.1 million in potential interest and penalties associated with its provision for uncertain tax positions for the years ended December 31, 2012 and December 31, 2011, respectively. Also included in interest expense is the amortization of deferred finance costs in the amount of $0.2 million and $0.4 million in 2012 and 2011, respectively. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

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

Due to a change in enacted tax rates, the Company recorded an increase to deferred tax assets and a decrease to the deferred tax provision of $0.5 million in the year ended December 31, 2012. In 2012, there was an overall $0.1 million decrease, of which less than $0.1 million increase was included in the provision and a $0.2 million decrease was included in the loss from discontinued operations. The Company’s estimates of the recoverability of its deferred tax assets are based on an analysis of both positive and negative evidence including projected future earnings. In 2011, the Company recorded an overall $1.9 million decrease in the valuation allowance, of which $1.5 million was recorded through the provision and $0.6 million was included in shareholders’ equity and a $0.2 million increase was recorded in the loss from discontinued operations, resulting from the utilization of loss carryforwards and deductible temporary differences against income in the prior year comparative period. The Company recorded an income tax provision of $15.1 million for 2012, of which $0.8 million is related to a decrease in its provision for uncertain tax positions. For 2011, the Company recorded an income tax provision of $9.3 million, of which $0.1 million was related to a decrease in is provision for uncertain tax positions.

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

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. December 31, 2012, the equity method of accounting is being utilized for an investment with a carrying value of $3.0 million (December 31, 2011- $4.1 million). For the year ended December 31, 2012, gross revenues, cost of revenue and net loss for the investment were $9.0 million, $12.7 million and $13.4 million, respectively (2011 — $2.3 million, $9.8 million and $17.7 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $1.4 million for 2012 compared to $1.8 million in 2011.

Discontinued Operations

On January 30, 2014, the Company’s lease with respect to its owned and operated Nyack IMAX theater ended and the Company has decided not to renew the respective lease. In 2012, revenues for the Nyack IMAX theater were $1.5 million (2011 — $1.5 million) and the Company recognized a loss of $0.5 million (2011 — loss of $0.9 million) from the operation of the theater. The transactions of the Company’s owned and operated Nyack theater are reflected as discontinued operations.

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

LIQUIDITY AND CAPITAL RESOURCES

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

The Company’s indebtedness under the Credit Facility includes the following:

	December 31,	December 31,
	2013	2012
Revolving Loan	$—	$11,000

Total amounts drawn and available under the Credit Facility at December 31, 2013 were $nil and $200.0 million (December 31, 2012 – $11.0 million and $99.0 million).

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

The amounts outstanding under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin of (a) 1.50%, 1.75% or 2.00% depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement) per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. In addition, the Company is obligated to pay a Commitment Fee (as defined in the Credit Agreement) per annum of between 0.25% and 0.50% of the unused portion of the Credit Facility, depending on the Company’s Total Leverage Ratio. Term loans, if any, under the Credit Facility must be repaid under a 5-year straight line amortization, with a balloon payment due at maturity. The Company is required to provide an interest rate hedge for 50% of any term loans outstanding after January 1, 2015. Under the Credit Facility, the effective interest rate for the year ended December 31, 2013 for the revolving term loan portion was 2.41% (2012 – 2.42%).

The Credit Facility provides that the Company will be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1. The Company will also be required to maintain minimum EBITDA (as defined in the Credit Agreement) of $80.0 million on December 31, 2013, which increases to $90.0 million on December 31, 2014, and $100.0 million on December 31, 2015. The Company must also maintain a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 2.25:1 on December 31, 2013, which requirement decreases to 2.0:1 on December 31, 2014, and 1.75:1 on December 31, 2015. The Company was in compliance with all of these requirements at December 31, 2013. The ratio of total debt to EBITDA was nil:1 as at December 31, 2013, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $nil. EBITDA is calculated as follows:

EBITDA per Credit Facility:
(In thousands of U.S. Dollars)
Net income	$44,115
Add:
Loss from equity accounted investments	2,757
Provision for income taxes(1)	16,470
Interest expense, net of interest income	1,290
Depreciation and amortization, including film asset amortization(2)	36,685
Write-downs, net of recoveries including receivable provisions(2)	1,336
Stock and other non-cash compensation	12,685
Gain on curtailment of postretirement benefits	(2,185)

$113,153

(1)	Includes a tax recovery in discontinued operations of $0.2 million.
(2)	See note 18 to the audited consolidated financial statements in Item 8 of the Company’s 2013 Form 10-K.

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

Letters of Credit and Other Commitments

As at December 31, 2013, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2012 — $nil), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at December 31, 2013, the Company had letters of credit and advance payment guarantees outstanding of $0.3 million under the Bank of Montreal Facility as compared to $0.9 million as at December 31, 2012.

Cash and Cash Equivalents

As at December 31, 2013, the Company’s principal sources of liquidity included cash and cash equivalents of $29.5 million, the Credit Facility, anticipated collection from trade accounts receivable of $73.1 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $19.8 million and payments expected in the next 12 months on existing backlog deals. As at December 31, 2013, the Company did not have any amount drawn on the Credit Facility (with remaining availability of $200.0 million). There were $nil letters of credit and advance payment guarantees outstanding under the Credit Facility and $0.3 million under the Bank of Montreal Facility.

During the year ended December 31, 2013, the Company’s operations provided cash of $55.0 million and the Company used cash of $38.3 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements, to purchase other intangible assets, including costs to develop the Company’s new enterprise resource planning (“ERP”) system, and to purchase property, plant and equipment. Based on management’s current operating plan for 2014, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements and to fund DMR agreements with studios. Cash flows from joint revenue sharing arrangements are derived from the theater box-office receipts and concession revenues and the Company invested directly in the roll out of 65 new theater systems under joint revenue sharing arrangements in 2013.

The Company believes that cash flow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to existing joint revenue sharing arrangements for the next 12 months.

The Company’s operating cash flow will be adversely affected if management’s projections of future signings for theater systems and film performance, theater installations and film productions are not realized. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2013 Form 10-K), there is no guarantee that the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

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

Cash provided by operating activities amounted to $55.0 million in 2013. Changes in other non-cash operating assets as compared to 2012 include: an increase of $31.0 million in accounts receivable; an increase of $13.4 million in financing receivables; a decrease of $1.9 million in inventories; a decrease of $0.2 million in prepaid expenses; and a $0.4 million decrease in insurance recoveries receivable and a $0.1 million decrease in commissions and other deferred selling expenses offset by a $0.3 million increase in other assets. Changes in other operating liabilities as compared to December 31, 2012 include: an increase in deferred revenue of $2.5 million related to backlog payments received in the current year, offset partially by amounts relieved from deferred revenue related to theater system installations; an increase in accounts payable of $7.2 million; and a decrease of $1.3 million in accrued liabilities which is net of $2.4 million for stock-based compensation payments in the year.

Investing Activities

Net cash used in investing activities amounted to $42.3 million in 2013, which includes an investment in joint revenue sharing equipment of $22.8 million, purchases of $13.0 million in property, plant and equipment, an investment in new business ventures of $4.0 million and an increase in other intangible assets of $2.5 million. Net cash used in investment activities amounted to $35.5 million in 2012.

Financing Activities

Net cash used in financing activities in 2013, amounted to $4.4 million as compared to $34.8 million in 2012, which includes net bank indebtedness repayments of $11.0 million, fees paid of $2.2 million relating to the Credit Facility amendment and $0.2 million in share issuance expenses. These payments were offset by proceeds from the issuance of common shares resulting from stock option exercises of $9.0 million.

Capital Expenditures

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, other intangible assets and investments in film assets were $59.2 million in 2013 as compared to $52.0 million in 2012. In 2014 the Company anticipates continued capital expenditures due in large part to the roll-out of theaters pursuant to joint revenue sharing arrangements. The Company anticipates a higher level of capital expenditures in 2014 primarily as a result of the Company’s purchase of land and construction of its new facility in Playa Vista. A significant portion of the Playa Vista project is expected to be financed through a construction loan and related facility, which will offset the cash outlay associated with the project. See “Properties” in Item 2 in the Company’s 2013 Form 10-K.

Prior Year Cash Flow Activities

Net cash provided by operating activities amounted to $73.6 million in the year ended December 31, 2012. Changes in other non-cash operating assets as compared to 2011 include: an increase of $7.3 million in financing receivables; a decrease of $4.1 million in accounts receivable; an increase of $0.4 million in inventories; an increase of $0.7 million in prepaid expenses; and a $0.1 million increase in other assets which includes a $0.4 million decrease in insurance recoveries receivable, a $0.3 million decrease in commissions and other deferred selling expenses and a $0.8 million decrease in other assets. Changes in other operating liabilities as compared to December 31, 2011 include: a decrease in deferred revenue of $0.5 million related to backlog payments received in the current year, offset by amounts relieved from deferred revenue related to theater system installations; a decrease in accounts payable of $8.1 million; and a decrease of $2.3 million in accrued liabilities.

Net cash used in investing activities in the year ended December 31, 2012 amounted to $35.5 million, which includes an investment in joint revenue sharing equipment of $23.3 million, purchases of $6.1 million in property, plant and equipment, an additional investment in business ventures of $0.4 million and an increase in other intangible assets of $5.8 million. Net cash used in financing activities in 2012 amounted to $34.8 million, primarily due to the net repayment of bank indebtedness of $44.0 million.

Capital expenditures including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment net of sales proceeds and investments in film assets were $52.0 million in the year ended December 31, 2012.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligations	2014	2015	2016	2017	2018	Thereafter

Pension obligations(1)	$19,228	$—	$—	$—	$19,228	$—	$—
Credit Facility(2)	—	—	—	—	—	—	—
Operating lease obligations(3)	10,066	6,454	1,537	695	533	533	314
Purchase obligations(4)	11,834	11,829	2	3	—	—	—
Postretirement benefits obligations(5)	2,737	99	114	127	143	154	2,100
Capital lease obligations(6)	2	2	—	—	—	—	—

	$43,867	$18,384	$1,653	$825	$19,904	$687	$2,414

(1)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2016), although Mr. Gelfond has not informed the Company that he intends to retire at that time.
(2)	Interest on the Credit Facility is payable quarterly in arrears based on the applicable variable rate and is not included above.
(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s properties in New York and Santa Monica, and at the various owned and operated theaters.
(4)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
(5)	In 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company’s postretirement liability was reduced by $2.6 million, resulting in a pre-tax curtailment gain in 2013 of $2.2 million.
(6)	The Company’s total minimum annual payments to be made under capital leases, mostly consisting of payments for IT hardware and various other fixed assets.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering Messrs. Gelfond and Wechsler. As at December 31, 2013, the Company had an unfunded and accrued projected benefit obligation of approximately $18.3 million (December 31, 2012 — $20.4 million) in respect of the SERP.

On August 1, 2010, the Company made a lump sum payment to Mr. Wechsler in accordance with the terms of the plan, representing a settlement of Mr. Wechsler’s entitlement under the SERP. Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause, he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. Effective January 1, 2013, the term of Mr. Gelfond’s current employment agreement was extended through December 31, 2016, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating his entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at December 31, 2013, the Company had an unfunded benefit obligation of $2.1 million (December 31, 2012 — $4.6 million). In 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company’s postretirement liability was reduced by $2.6 million, resulting in a pre-tax curtailment gain of $2.2 million. See note 21(d) in Item 8 of the audited consolidated financial statements in the Company’s 2013 Form 10-K for additional details.

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at December 31, 2013, the Company had an unfunded benefit obligation of $0.4 million (December 31, 2012 — $0.5 million).

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. The Company has incoming cash flows from its revenue generating theaters and ongoing operating expenses in China through its wholly-owned subsidiary IMAX Shanghai Multimedia Technology Co., Ltd. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net Renminbi and Japanese Yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Japanese Yen, Euros and Canadian dollars.

The Company manages its exposure to foreign exchange rate risks through the Company’s regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

For the year ended December 31, 2013, the Company recorded a foreign exchange net loss of $0.7 million as compared with a foreign exchange net gain of $1.2 million in 2012, associated with the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contract have settlement dates throughout 2014. In addition, at December 31, 2013, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered foreign currency hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The notional value of foreign currency hedging instruments at December 31, 2013 was $23.6 million (December 31, 2012 — $8.1 million). A loss of $1.0 million was recorded to Other Comprehensive Income with respect to the depreciation/appreciation in the value of these contracts in 2013 (2012 — gain of $0.7 million). A loss of $0.3 million was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses in 2013 (2012 — gain of $0.2 million). Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At December 31, 2013, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros was $30.2 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2013, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $3.0 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at December 31, 2013, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at December 31, 2013, the Company borrowings under the Credit Facility were $nil (December 31, 2012 — $11.0 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in LIBOR. The Company had variable rate debt instruments representing approximately 6.5% of its total liabilities as at December 31, 2012. No such comparative is available for 2013 as the Company did not have any variable rate debt instruments as at December 31, 2013. If interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately less than $0.1 million and interest income from cash would increase by approximately less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s cash balances at December 31, 2013.

Item 8.	Financial Statements and Supplementary Data

************

Report of Independent Registered Public Accounting Firm

To the Shareholders of IMAX Corporation:

We have audited the accompanying consolidated balance sheets of IMAX Corporation and its subsidiaries as of December 31, 2013 and December 31, 2012 and the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2013. In addition, we have audited the financial statements schedule listed in the index appearing under item 15 (a) (2). We also have audited IMAX Corporation’s and its subsidiaries’ internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A of its 2013 Annual Report on Form 10-k. Our responsibility is to express an opinion on these consolidated financial statements, the financial statements schedule and the company’s internal control over financial reporting based on our integrated audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and the financial statement schedule are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMAX Corporation and its subsidiaries as of December 31, 2013 and December 31, 2012 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statements schedule listed in the index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, IMAX Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Ontario

February 20, 2014

IMAX CORPORATION

CONSOLIDATED BALANCE SHEETS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

	As at December 31,
	2013	2012
Assets
Cash and cash equivalents	$29,546	$21,336
Accounts receivable, net of allowance for doubtful accounts of $887 (December 31, 2012 — $1,564)	73,074	42,007
Financing receivables (notes 4 and 20(c))	107,110	94,193
Inventories (note 5)	9,825	15,794
Prepaid expenses	3,602	3,833
Film assets (note 6)	7,076	3,737
Property, plant and equipment (note 7)	132,847	113,610
Other assets (notes 8, 20(d) and 20(e))	27,034	23,963
Deferred income taxes (note 9)	24,259	36,461
Goodwill	39,027	39,027
Other intangible assets (note 10)	27,745	27,911

Total assets (note 22(c))	$481,145	$421,872

Liabilities
Bank indebtedness (note 11)	$—	$11,000
Accounts payable	19,396	15,144
Accrued and other liabilities (notes 6, 12(a), 12(c), 13, 14(c), 20(b), 20(d), 21, and 23)	65,232	68,695
Deferred revenue	76,932	73,954

Total liabilities (note 22(c))	161,560	168,793

Commitments and contingencies (notes 12 and 13)

Shareholders’ equity
Capital stock (note 14) common shares — no par value. Authorized — unlimited number.
Issued and outstanding — 67,841,233 (December 31, 2012 — 66,482,425)	327,313	313,744
Other equity	36,452	28,892
Deficit	(43,051)	(87,166)
Accumulated other comprehensive loss	(1,129)	(2,391)

Total shareholders’ equity	319,585	253,079

Total liabilities and shareholders’ equity	$481,145	$421,872

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues
Equipment and product sales	$78,663	$78,161	$85,016
Services (note 15(c))	139,464	135,071	105,262
Rentals (note 15(c))	61,293	61,268	34,810
Finance income	8,142	7,523	6,162
Other (note 15(a))	375	732	3,848

	287,937	282,755	235,098

Costs and expenses applicable to revenues (note 2(m))
Equipment and product sales	37,517	37,538	38,742
Services (note 15(c))	68,844	70,570	66,972
Rentals	16,973	21,402	14,301
Other	—	—	1,018

	123,334	129,510	121,033

Gross margin	164,603	153,245	114,065
Selling, general and administrative expenses (note 15(b)) (including share-based compensation expense of $11.9 million, $13.1 million and $11.7 million for 2013, 2012, 2011, respectively)	82,669	81,560	73,157
Provision for arbitration award	—	—	2,055
Research and development	14,771	11,411	7,829
Amortization of intangibles	1,618	706	465
Receivable provisions, net of recoveries (note 16)	445	524	1,570
Asset impairments (note 17)	—	—	20
Impairment of available-for-sale investment	—	150	—

Income from operations	65,100	58,894	28,969
Interest income	55	85	57
Interest expense (note 9(g))	(1,345)	(689)	(1,827)

Income from operations before income taxes	63,810	58,290	27,199
Provision for income taxes	(16,629)	(15,079)	(9,293)
Loss from equity-accounted investments	(2,757)	(1,362)	(1,791)

Income from continuing operations	44,424	41,849	16,115
Net loss from discontinued operations (note 22)	(309)	(512)	(855)

Net income	$44,115	$41,337	$15,260

Net income per share - basic and diluted: (note 14(d))
Net income per share - basic:
Net income per share from continuing operations	$0.66	$0.64	$0.25
Net loss per share from discontinued operations	—	(0.01)	(0.01)

	$0.66	$0.63	$0.24

Net income per share - diluted:
Net income per share from continuing operations	$0.64	$0.62	$0.23
Net loss per share from discontinued operations	—	(0.01)	(0.01)

	$0.64	$0.61	$0.22

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

	Years Ended December 31,
	2013	2012	2011

Net income	$44,115	$41,337	$15,260
Unrealized defined benefit plan actuarial gain (loss) (note 21(a))	2,277	(1,104)	(603)
Amortization of defined benefit plan actuarial loss (note 21(a))	444	365	214
Unrealized postretirement benefit plans actuarial loss (notes 21(c) and 21(d))	(169)	(129)	(234)
Gain on curtailment of postretirement benefit plan (note 21(d))	398	—	—
Unrealized net (loss) gain from cash flow hedging instruments (note 20(d))	(1,031)	716	(162)
Realization of cash flow hedging net loss (gain) upon settlement (note 20(d))	312	(236)	(684)
Foreign currency translation adjustments (note 2)	(115)	—	—
Change in market value of available-for-sale investment (note 20(b))	(350)	338	(488)
Other-than-temporary impairment of available-for-sale investment (note 20(b))	—	150	—

Other comprehensive income (loss), before tax:	1,766	100	(1,957)
Income tax (expense) recovery related to other comprehensive income (loss) (note 9(h))	(504)	43	446

Comprehensive income	$45,377	$41,480	$13,749

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

	Years Ended December 31,
	2013	2012	2011
Cash provided by (used in):
Operating Activities
Net income	$44,115	$41,337	$15,260
Net loss from discontinued operations (note 22)	309	512	855
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization (notes 18(c) and 19(a))	37,172	32,788	25,163
Write-downs, net of recoveries (notes 18(d) and 19(a))	1,336	1,607	1,946
Change in deferred income taxes	12,899	14,724	7,994
Stock and other non-cash compensation	12,685	14,220	12,814
Provision for arbitration award	—	—	2,055
Unrealized foreign currency exchange loss (gain)	1,183	(329)	1,255
Gain on curtailment of postretirement benefits (note 21(d))	(2,185)	—	—
Loss from equity-accounted investments	2,757	1,362	1,791
Gain on non-cash contribution to equity-accounted investees	—	—	(404)
Investment in film assets	(20,935)	(16,817)	(12,256)
Changes in other non-cash operating assets and liabilities (note 18(a))	(33,755)	(15,262)	(49,379)
Net cash used in operating activities from discontinued operations	(548)	(512)	(847)

Net cash provided by operating activities	55,033	73,630	6,247

Investing Activities
Purchase of property, plant and equipment	(13,016)	(6,055)	(5,528)
Investment in joint revenue sharing equipment	(22,775)	(23,257)	(33,290)
Investment in new business ventures	(4,000)	(381)	(2,483)
Acquisition of other intangible assets	(2,486)	(5,826)	(22,206)

Net cash used in investing activities	(42,277)	(35,519)	(63,507)

Financing Activities
Increase in bank indebtedness (note 11)	12,000	9,917	75,083
Repayment of bank indebtedness (note 11)	(23,000)	(54,000)	(37,500)
Common shares issued - stock options exercised (note 14(b))	8,970	8,920	7,864
Proceeds from disgorgement of stock sale profits	—	314	—
Credit facility amendment fees paid	(2,151)	—	(306)
Share issuance expenses	(202)	—	—

Net cash (used in) provided by financing activities	(4,383)	(34,849)	45,141

Effects of exchange rate changes on cash	(163)	(64)	(133)

Increase (decrease) in cash and cash equivalents during year	8,210	3,198	(12,252)

Cash and cash equivalents, beginning of year	21,336	18,138	30,390

Cash and cash equivalents, end of year	$29,546	$21,336	$18,138

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

	Common Shares Issued and Outstanding	Capital Stock	Other Equity	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance as at December 31, 2010	64,145,573	$292,977	$7,687	$(143,763)	$(1,023)	$155,878
Net income	—	—	—	15,260	—	15,260
Other comprehensive loss, before tax	—	—	—	—	(1,957)	(1,957)
Income tax recovery related to other comprehensive loss (note 9(h))	—	—	—	—	446	446
Paid-in capital for non-employee stock options granted (note 14(c))	—	—	2,375	—	—	2,375
Employee stock options exercised	763,056	5,173	(731)	—	—	4,442
Non-employee stock options exercised	144,111	5,245	(1,823)	—	—	3,422
Paid-in capital for employee stock options granted (note 14(c))	—	—	9,391	—	—	9,391
Utilization of windfall tax benefits from employee stock options (note 9(f))	—	—	611	—	—	611

Balance as at December 31, 2011	65,052,740	$303,395	$17,510	$(128,503)	$(2,534)	$189,868
Net income	—	—	—	41,337	—	41,337
Other comprehensive income, before tax	—	—	—	—	100	100
Income tax recovery related to other comprehensive income (note 9(h))	—	—	—	—	43	43
Paid-in capital for non-employee stock options granted (note 14(c))	—	—	115	—	—	115
Employee stock options exercised	1,414,685	9,946	(1,279)	—	—	8,667
Non-employee stock options exercised	15,000	403	(150)	—	—	253
Paid-in capital for employee stock options granted (note 14(c))	—	—	12,359	—		12,359
Disgorgement of profit	—	—	314	—	—	314
Utilization of windfall tax benefits from employee stock options (note 9(f))	—	—	23	—	—	23

Balance as at December 31, 2012	66,482,425	$313,744	$28,892	$(87,166)	$(2,391)	$253,079
Net income	—	—	—	44,115	—	44,115
Other comprehensive income, before tax	—	—	—	—	1,766	1,766
Income tax expense related to other comprehensive income (note 9(h))	—	—	—	—	(504)	(504)
Paid-in capital for non-employee stock options granted (note 14(c))	—	—	174	—	—	174
Employee stock options exercised	1,291,347	12,044	(3,455)	—	—	8,589
Non-employee stock options exercised	25,000	613	(232)	—	—	381
Paid-in capital for employee stock options granted (note 14(c))	—	—	9,150	—	—	9,150
Paid-in capital for restricted share units granted (note 14(c))	—	—	2,120	—	—	2,120
Restricted share units vested (net of shares withheld for tax) (note 14(c))	42,461	1,114	(1,215)	—	—	(101)
Share issuance expenses	—	(202)	—	—	—	(202)
Utilization of windfall tax benefits from employee stock options (note 9(f))	—	—	1,018	—	—	1,018

Balance as at December 31, 2013	67,841,233	$327,313	$36,452	$(43,051)	$(1,129)	$319,585

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

In accordance with United States Generally Accepted Accounting Principles

(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

1. Description of the Business

IMAX Corporation together with its consolidated wholly-owned subsidiaries (the “Company”) is an entertainment technology company specializing in digital and film-based motion picture technologies, whose principal activities are the:

•	design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 57 countries as at December 31, 2013;

•	production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems;

•	operation of certain theaters primarily in the United States; and

•	other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.

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

The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). The Company has 9 film production companies that are VIEs. For 2 of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets of $nil (December 31, 2012 — $nil) and total liabilities of $nil as at December 31, 2013 (December 31, 2012 — $nil). For the other 7 film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at December 31, 2013, these 7 VIEs have total assets and total liabilities of $5.2 million (December 31, 2012 — $15.9 million). Earnings of the investees included in the Company’s consolidated statement of operations amounted to $nil in 2013 (2012 — $nil). The carrying value of these investments in VIEs that are not consolidated is $nil at December 31, 2013 (December 31, 2012 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the consolidated statement of operations. The Company’s exposure, which is determined based on the level of funding contributed by the Company and the development stage of the respective film, is $1.5 million at December 31, 2013 (2012 — $0.9 million).

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 “Investments – Equity Method and Joint Ventures” (“ASC 323”) and ASC 320 “Investments in Debt and Equity Securities” (“ASC 320”), as appropriate. At December 31, 2013, the equity method of accounting is being utilized for an investment with a carrying value of $0.4 million (December 31, 2012 — $3.0 million). In 2013, the Company has contributed $1.4 million, net of its share of costs, to a new business venture. This venture is still in the early-stage of start-up. The Company has determined it is not the primary beneficiary of these VIEs, and therefore these entities have not been consolidated. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under ASC 320 and is recorded at its fair value of $1.0 million at December 31, 2013 (December 31, 2012 — $1.4 million). This investment is classified as an available-for-sale investment. In 2013, the Company invested $2.5 million in the preferred shares of an enterprise which meet the criteria for classification as an equity security under ASC 325 – “Investments – Others” (“ASC 325”) and accrued $0.5 million pertaining to warrants related to the respective investment. The total carrying value of investments in new business ventures at December 31, 2013 and December 31, 2012 is $5.8 million and $4.4 million, respectively, and is recorded in Other Assets.

All significant intercompany accounts and transactions, including all unrealized intercompany profits on transactions with equity-accounted investees, have been eliminated.

In 2013, the Company determined that the functional currency of one of its wholly-owned subsidiaries had changed from the Company’s reporting currency to the currency of the nation is which it is domiciled. As a result, in accordance with the FASB ASC 830 “Foreign Currency Matters”, the adjustment attributable to the current-rate translation of non-monetary assets as of the date of the change was reported in other comprehensive income.

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

(h) Other Assets

Other assets include insurance recoverable, deferred charges on debt financing, deferred selling costs that are direct and incremental to the acquisition of sales contracts, foreign currency derivatives, lease incentives and investments in new business ventures.

Costs of debt financing are deferred and amortized over the term of the debt using the effective interest method.

Selling costs related to an arrangement incurred prior to recognition of the related revenue are deferred and expensed to costs and expenses applicable to revenues upon: (i) recognition of the contract’s theater system revenue; or (ii) abandonment of the sale arrangement.

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

Investments in new business ventures are accounted for using ASC 323 as described in note 2(a). The Company currently accounts for its 10.1% investment in 3net, a 3D television channel operated by a limited liability corporation owned by the Company and its joint venture investment with TCL Multimedia Technology Holdings Limited, using the equity method of accounting. The Company accounts for in-kind contributions to its equity investment in accordance with ASC 845 “Non-Monetary Transactions” (“ASC 845”) whereby if the fair value of the asset or assets contributed is greater than the carrying value a partial gain shall be recognized.

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

The Company’s investment in preferred shares, which meets the criteria for classification as an equity security in accordance with ASC 325, is accounted for at cost. The Company records the related warrants at fair value upon recognition date. Warrants are recognized over the term of the agreement.

(i) Goodwill

Goodwill represents the excess of purchase price over the fair value of net identifiable assets acquired in a purchase business combination. Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or circumstances indicate that the asset might be impaired. The Company performs a qualitative assessment of its reporting units and certain select quantitative calculations against its current long-range plan to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount (Step 0). The Company first assesses certain qualitative factors to determine whether the existence of events or circumstances leads to determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carry amount, then performing the two-step impairment test is unnecessary. When necessary, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any, by comparing the fair value of each identifiable asset and liability in the reporting unit to the total fair value of the reporting unit. Any impairment loss is expensed in the consolidated statement of operations and is not reversed if the fair value subsequently increases.

(j) Other Intangible Assets

Patents, trademarks and other intangibles are recorded at cost and are amortized on a straight-line basis over estimated useful lives ranging from 4 to 10 years except, for intangible assets that have an identifiable pattern of consumption of the economic benefit of the asset, which are amortized over the consumption pattern.

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

The Company’s System Deliverable arrangements involve either a lease or a sale of the theater system. Consideration for the System Deliverable, other than for those delivered pursuant to joint revenue sharing arrangements, consist of upfront or initial payments made before and after the final installation of the theater system equipment and ongoing payments throughout the term of the lease or over a period of time, as specified in the arrangement. The ongoing payments are the greater of an annual fixed minimum amount or a certain percentage of the theater box-office. Amounts received in excess of the annual fixed minimum amounts are considered contingent payments. The Company’s arrangements are non-cancellable, unless the Company fails to perform its obligations. In the absence of a material default by the Company, there is no right to any remedy for the customer under the Company’s arrangements. If a material default by the Company exists, the customer has the right to terminate the arrangement and seek a refund only if the customer provides notice to the Company of a material default and only if the Company does not cure the default within a specified period.

For arrangements entered into or materially modified after January 1, 2011, consideration is allocated to each unit of accounting based on the unit’s relative selling prices. The Company uses vender-specific objective evidence of selling price (VSOE) when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. VSOE is established for the Company’s System Deliverable, maintenance and extended warranty services and film license arrangements. The Company uses a best estimate of selling price (BESP) for units of accounting that do not have VSOE or third party evidence of selling price. The Company determines BESP for a deliverable by considering multiple factors including the Company’s historical pricing practices, product class, market competition and geography.

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

For sales-type leases, the revenue allocated to the System Deliverable is recognized when the lease term commences, which the Company deems to be when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition; (ii) the 3D glasses cleaning machine, if applicable, has been delivered; (iii) projectionist training has been completed; and (iv) the earlier of (a) receipt of the written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater, provided collectibility is reasonably assured.

The initial revenue recognized for sales-type leases consists of the initial payments received and the present value of future initial payments and fixed minimum ongoing payments computed at the interest rate implicit in the lease. Contingent payments in excess of the fixed minimum payments are recognized when reported by theater operators, provided collectibility is reasonably assured.

For operating leases, initial payments and fixed minimum ongoing payments are recognized as revenue on a straight-line basis over the lease term. For operating leases, the lease term is considered to commence when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and in full working condition; (ii) the 3D glasses cleaning machine, if applicable, has been delivered; (iii) projectionist training has been completed; and (iv) the earlier of (a) receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater. Contingent payments in excess of fixed minimum ongoing payments are recognized as revenue when reported by theater operators, provided collectibility is reasonably assured.

Revenues from joint revenue sharing arrangements with upfront payments that qualify for classification as sales and sales-type leases are recognized in accordance with the sales and sales-type lease criteria discussed above. Contingent revenues from joint revenue sharing arrangements are recognized as box-office results and concessions revenues are reported by the theater operator, provided collectibility is reasonably assured.

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

Cost of Equipment and Product Sales

Theater systems and other equipment subject to sales-type leases and sales arrangements includes the cost of the equipment and costs related to project management, design, delivery and installation supervision services as applicable. The costs related to theater systems under sales and sales-type lease arrangements are relieved from inventory to costs and expenses applicable to revenues-equipment and product sales when revenue recognition criteria are met. In addition, the Company defers direct selling costs such as sales commissions and other amounts related to these contracts until the related revenue is recognized. These costs included in costs and expenses applicable to revenues-equipment and product sales, totaled $2.5 million in 2013 (2012 – $2.7 million, 2011 – $2.4 million). The cost of equipment and product sales prior to direct selling costs was $35.0 million in 2013 (2012 – $34.8 million, 2011 – $36.3 million). The Company may have warranty obligations at or after the time revenue is recognized which require replacement of certain parts that do not affect the functionality of the theater system or services. The costs for warranty obligations for known issues are accrued as charges to costs and expenses applicable to revenues-equipment and product sales at the time revenue is recognized based on the Company’s past historical experience and cost estimates.

Cost of Rentals

For theater systems and other equipment subject to an operating lease or placed in a theater operators’ venue under a joint revenue sharing arrangement, the cost of equipment and those costs that result directly from and are essential to the arrangement, is included within property, plant and equipment. Depreciation and impairment losses, if any, are included in cost of rentals based on the accounting policy set out in note 2(g). Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned, which is typically the month of installation. These costs totaled $1.9 million in 2013 (2012 — $1.5 million, 2011 — $2.3 million). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $1.7 million in 2013 (2012 — $1.9 million, 2011 — $3.2 million).

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

Film Production and IMAX DMR Services

In certain film arrangements, the Company produces a film financed by third parties whereby the third party retains the copyright and the Company obtains exclusive distribution rights. Under these arrangements, the Company is entitled to receive a fixed fee or to retain as a fee the excess of funding over cost of production (the “production fee”). The third parties receive a portion of the revenues received by the Company from distributing the film, which is charged to costs and expenses applicable to revenues-services. The production fees are deferred, and recognized as a reduction in the cost of the film based on the ratio of the Company’s distribution revenues recognized in the current period to the ultimate distribution revenues expected from the film. Film exploitation costs, including advertising and marketing totaled $4.2 million in 2013 (2012 — $3.3 million, 2011 — $3.8 million) and are recorded in costs and expenses applicable to revenues-services as incurred.

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

Film Distribution

Revenue from the licensing of films is recognized in Services revenues when persuasive evidence of a licensing arrangement exists, the film has been completed and delivered, the license period has begun, the fee is fixed or determinable and collectibility is reasonably assured. When license fees are based on a percentage of box-office receipts, revenue is recognized when box-office receipts are reported by exhibitors, provided collectibility is reasonably assured. Film exploitation costs, including advertising and marketing, totaled $0.4 million in 2013 (2012 — $1.5 million, 2011 — $1.9 million) and are recorded in costs and expenses applicable to revenues-services as incurred.

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

(o) Foreign Currency Translation

Monetary assets and liabilities of the Company’s operations which are denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the end of the period. Non-monetary items are translated at historical exchange rates. Revenue and expense transactions are translated at exchange rates prevalent at the transaction date. In 2013, the Company determined that the functional currency of one of its wholly-owned subsidiaries had changed from the Company’s reporting currency to the currency of the nation in which it is domiciled. As a result, in accordance with the FASB ASC 830 “Foreign Currency Matters”, the adjustment attributable to current-rate translation of non-monetary assets as of the date of the change was reported in other comprehensive income (“OCI”). The functional currency of its other wholly-owned subsidiaries continues to be the United States dollar. Such exchange gains and losses are included in the determination of earnings in the period in which they arise.

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

(p) Stock-Based Compensation

The Company’s stock-based compensation generally includes stock options, restricted share units (“RSUs”) and stock appreciation rights (“SARs”). Stock-based compensation is recognized in accordance with the FASB ASC Topic 505, “Equity” and Topic 718, “Compensation-Stock Compensation.”

The Company estimates the fair value of stock option and SAR awards on the date of grant using fair value measurement techniques such as an option-pricing model. The fair value of RSU awards is equal to the closing price of the Company’s common stock on the date of grant. The value of the portion of the employee award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

The Company utilizes a lattice-binomial option-pricing model (“Binomial Model”) to determine the fair value of stock option and SAR awards. The fair value determined by the Binomial Model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Binomial Model also considers the expected exercise multiple which is the multiple of exercise price to grant price at which exercises are expected to occur on average. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the Binomial Model best provides a fair measure of the fair value of the Company’s employee stock options. See note 14(c) for the assumptions used to determine the fair value of stock-based payment awards.

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

Stock Options

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

Restricted Share Units

The Company’s RSUs have been classified as equity in accordance with Topic 505. The fair value of RSU awards is equal to the closing price of the Company’s common stock on the date of grant.

Stock Appreciation Rights

The Company’s SARs have been classified as liabilities in accordance with Topic 505. The Company utilizes the Binomial Model to determine the value of these instruments settleable in cash.

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

(q) Pension Plans and Postretirement Benefits

The Company has a defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”). As the Company’s SERP is unfunded, as at December 31, 2013, a liability is recognized for the projected benefit obligation.

Assumptions used in computing the defined benefit obligations are reviewed annually by management in consultation with its actuaries and adjusted for current conditions. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefits cost are recognized as a component of other comprehensive income. Amounts recognized in accumulated other comprehensive income including unrecognized actuarial gains or losses and prior service costs are adjusted as they are subsequently recognized in the consolidated statement of operations as components of net periodic benefit cost. Prior service costs resulting from the pension plan inception or amendments are amortized over the expected future service life of the employees, cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation are amortized over the expected average remaining service life of the employees, and current service costs are expensed when earned. The remaining weighted average future service life of the employee used in computing the defined benefit obligation for the year ended December 31, 2013 was 3.0 years.

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

(r) Guarantees

The FASB ASC Guarantees Topic requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. Disclosures as required under the accounting guidance have been included in note 13(i).

3. New Accounting Standards and Accounting Changes

Adoption of New Accounting Policies

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). The purpose of the amendment is to address implementation issues about the scope of FASB issued ASU No. 2011-11 “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities” “(ASU 2011-11”). ASU 2011-11 and ASU 2013-01 were issued in an effort to provide greater comparability within disclosures between entities reporting in U.S. GAAP and International Financial Reporting Standards (“IFRS”) that have offsetting (netting) assets and liabilities. Entities will be required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments in ASU 2013-01 for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. It is to be applied retrospectively for all comparative periods presented. The Company adopted the amended standard on January 1, 2013. The adoption of the amended standard did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The amendments in ASU 2013-02 require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the amended standard on January 1, 2013. The adoption of the amended standard did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, “Derivative and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2013-10”). The amendments in ASU 2013-10 are to permit the use of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. government (UST) and London Interbank Offered Rate (LIBOR). The amendment also removes the restriction of using different benchmark rates for similar hedges. For public entities, the amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company adopted the amended standard on July 17, 2013. The adoption of the amended standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued FASB Accounting Standard Codification Updates

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). The purpose of ASU 2013-04 is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors, as well as the nature and amount of the obligation as well as other information about those obligations. For public entities, the amendments are effective for fiscal years and interim reporting periods beginning after December 15, 2013. Early adoption by public entities is permitted. The Company adopted the amended standard on January 1, 2014. The adoption of the amended standard is not expected to have a material impact on the Company’s condensed consolidated financial statements for the period ending March 31, 2014.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain subsidiaries or Groups of Assets within a Foreign Entity or of an

Investment in a Foreign Entity” (“ASU 2013-05”). The purpose of ASU 2013-05 is to resolve the diversity in practice in relation to the treatment of the release of cumulative translation adjustments (“CTA”) upon sale (in full or part) of a foreign investment. It applies to the release of the CTA into net income when a parent either sells a part of all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the amendments are effective for fiscal years and interim reporting periods beginning after December 15, 2013. Early adoption by public entities is permitted. The Company adopted the amended standard on January 1, 2014. The adoption of the amended standard is not expected to have a material impact on the Company’s condensed consolidated financial statements for the period ending March 31, 2014.

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting” (“ASU 2013-07”). The amendments of ASU 2013-07 require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent and to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013 and interim periods therein. Standards should be applied prospectively from the day liquidation becomes imminent. Early adoption is permitted. The Company adopted the amended standard on January 1, 2014. The adoption of the amended standard is not expected to have a material impact on the Company’s condensed consolidated financial statements for the period ending March 31, 2014.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2013-11”). The amendments of ASU 2013-11 provide entities with guidance of how to present a provision for uncertain tax positions in the financial statements when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. For public entities, the amendments are effective for fiscal years and interim reporting periods beginning after December 15, 2013. The Company adopted the amended standard on January 1, 2014. The adoption of the amended standard is not expected to have a material impact on the Company’s condensed consolidated financial statements for the period ending March 31, 2014.

In December 2013, the FASB issued ASU No. 2013-12, “Definition of a Public Business Entity” (“ASU 2013-12”). The amendments of ASU 2013-12 provide entities with a single definition of a Public Business Entity for use in future financial accounting and reporting guidance in 2014 and onwards. The Company adopted the amended standard on January 1, 2014. The adoption of the amended standard is not expected to have a material impact on the Company’s condensed consolidated financial statements for the period ending March 31, 2014.

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

(b) Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	As at December 31,
	2013	2012
Gross minimum lease payments receivable	$17,475	$18,880
Unearned finance income	(3,052)	(4,705)

Minimum lease payments receivable	14,423	14,175
Accumulated allowance for uncollectible amounts	(806)	(1,130)

Net investment in leases	13,617	13,045

Gross financed sales receivables	129,398	114,492
Unearned finance income	(35,669)	(33,278)

Financed sales receivables	93,729	81,214
Accumulated allowance for uncollectible amounts	(236)	(66)

Net financed sales receivables	93,493	81,148

Total financing receivables	$107,110	$94,193

Net financed sales receivables due within one year	$17,335	$10,482
Net financed sales receivables due after one year	$76,158	$70,666

In 2013, the financed sales receivables had a weighted average effective interest rate of 9.8% (2012 — 8.7%).

(c) Contingent Fees

Contingent fees that meet the Company’s revenue recognition policy, from customers under various arrangements, have been reported in revenue as follows:

	Years Ended December 31,
	2013	2012	2011
Sales	$2,493	$1,797	$976
Sales-type leases	184	308	517
Operating leases	1,009	930	1,232

Subtotal - sales, sales-type leases and operating leases	3,686	3,035	2,725
Joint revenue sharing arrangements	64,130	57,526	30,764

	$67,816	$60,561	$33,489

(d) Future Minimum Rental Payments

Future minimum rental payments receivable from operating and sales-type leases at December 31, 2013, for each of the next five years are as follows:

	Operating Leases	Sales-Type Leases
2014	$2,075	$3,000
2015	1,637	2,215
2016	1,180	2,011
2017	1,121	1,700
2018	1,442	1,600
Thereafter	4,560	5,448

Total	$12,015	$15,974

Total future minimum rental payments receivable from sales-type leases at December 31, 2013 exclude $1.5 million which represents amounts billed but not yet received.

5. Inventories

	As at December 31,
	2013	2012
Raw materials	$4,321	$5,424
Work-in-process	500	338
Finished goods	5,004	10,032

	$9,825	$15,794

At December 31, 2013, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $1.7 million (December 31, 2012 — $6.8 million). In 2013, the Company recognized revenue for 10 systems under a xenon-based digital upgrade sale arrangement which were previously installed but for which revenue recognition was deferred. Upon recognition of these 10 theater systems, the Company’s finished goods inventory decreased by $3.4 million from December 31, 2012.

Inventories at December 31, 2013 include write-downs for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $4.0 million (December 31, 2012 — $4.4 million).

6. Film Assets

	As at December 31,
	2013	2012
Completed and released films, net of accumulated amortization of $84,363(2012 —$67,363)	$5,583	$2,959
Films in production	750	380
Films in development	743	398

	$7,076	$3,737

The Company expects to amortize film costs of $5.0 million for released films within three years from December 31, 2013 (December 31, 2012 — $3.0 million), including $3.0 million, which reflects the portion of the costs of the Company’s completed films that are expected to be amortized within the next year. The amount of participation payments to third parties related to these films that the Company expects to pay during 2014, which is included in accrued liabilities at December 31, 2013, is $3.6 million (2012 — $5.8 million).

7. Property, Plant and Equipment

	As at December 31, 2013
	Cost	Accumulated Depreciation	Net Book Value

Equipment leased or held for use
Theater system components(1)(2)(3)(4)	$158,192	$51,537	$106,655
Camera equipment(7)	4,591	2,736	1,855

	162,783	54,273	108,510

Assets under construction(5)	8,055	—	8,055

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	15,832	10,410	5,422
Office and production equipment(6)	27,190	18,707	8,483
Leasehold improvements	9,884	9,100	784

	54,499	38,217	16,282

	$225,337	$92,490	$132,847

	As at December 31, 2012
	Cost	Accumulated Depreciation	Net Book Value

Equipment leased or held for use
Theater system components(1)(2)(3)	$131,240	$39,140	$92,100
Camera equipment(7)	4,668	4,306	362

	135,908	43,446	92,462

Assets under construction(5)	6,910	—	6,910

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	15,242	9,864	5,378
Office and production equipment(6)	25,777	19,779	5,998
Leasehold improvements	9,734	8,465	1,269

	52,346	38,108	14,238

	$195,164	$81,554	$113,610

(1)	Included in theater system components are assets with costs of $14.3 million (2012 — $8.1 million) and accumulated depreciation of $8.6 million (2012 — $7.3 million) that are leased to customers under operating leases.
(2)	Included in theater system components are assets with costs of $138.1 million (2012 — $118.5 million) and accumulated depreciation of $38.4 million (2012 — $29.2 million) that are used in joint revenue sharing arrangements.
(3)	In 2013 and 2012, the Company identified and wrote off less than $0.1 million and $10.6 million, respectively of theater system components that are no longer in use and fully amortized.
(4)	During 2013, the Company signed an amending agreement governing one of its joint revenue sharing arrangements which increased the length of the term for all IMAX theater systems under that arrangement from 10 to 13 years. As a result, the Company adjusted the estimated useful life of its IMAX digital projection systems in use for those joint revenue sharing theaters, on a prospective basis, to reflect the change in term from 10 years to 13 years. This has resulted in decreased depreciation expense of $0.7 million in 2013 and $1.4 million in each of the next 5 years as the theater systems will now be depreciated over a longer estimated useful life.

(5)	Included in assets under construction are components with costs of $4.8 million (2012 — $4.1 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.
(6)	Fully amortized office and production equipment is still in use by the Company. In 2013, the Company identified and wrote off $0.3 million of office and production equipment that is no longer in use.
(7)	Fully amortized camera equipment is still in use by the Company. In 2013 and 2012, the Company identified and wrote off $1.8 million and $1.9 million, respectively of camera equipment that is no longer in use and fully amortized.

8. Other Assets

	As at December 31,
	2013	2012
Insurance recoverable (note 13)	$11,094	$11,474
Lease incentives provided to theaters	5,172	4,554
Investment in new business ventures	5,380	1,350
Commissions and other deferred selling expenses	2,586	2,645
Deferred charges on debt financing	2,218	569
Equity-accounted investments	404	3,074
Foreign currency derivatives	—	297
Other	180	—

	$27,034	$23,963

9. Income Taxes

(a) Income (loss) from continuing operations before income taxes by tax jurisdiction are comprised of the following:

	Years Ended December 31,
	2013	2012	2011

Canada	$51,593	$55,477	$23,023
United States	678	3,148	9,510
China	12,012	(476)	(5,722)
Other	(473)	141	388

	$63,810	$58,290	$27,199

(b) The provision for income taxes related to income from continuing operations is comprised of the following:

	Years Ended December 31,
	2013	2012	2011
Current:
Canada	$(1,068)	$(370)	$(1,174)
United States	(144)	15	(125)
China	(2,317)	—	—
Other	(201)	—	—

	(3,730)	(355)	(1,299)

Deferred:(1)
Canada	(13,148)	(14,441)	(8,586)
United States	214	(420)	(838)
China	(252)	137	1,430
Other	337	—	—

	(12,899)	(14,724)	(7,994)

	$(16,629)	$(15,079)	$(9,293)

(1)	For the year ended December 31, 2013, the Company has decreased the valuation allowance by $1.4 million (2012 - $0.1 million increase) relating to the future utilization of deductible temporary differences, tax credits, and certain net operating loss carryforwards, of which $0.3 million was recorded to deferred income tax expense and $1.0 million was recorded to share capital. Also included in the provision for income taxes is the deferred tax related to amounts recorded in and reclassified from other comprehensive income in the year of $0.6 million.

(c) The provision for income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings due to the following:

	Years Ended December 31,
	2013	2012	2011

Income tax provision at combined statutory rates	$(16,914)	$(15,447)	$(7,684)
Adjustments resulting from:
Non-deductible stock based compensation	(2,603)	(3,166)	(2,752)
Other non-deductible/non-includable items	(341)	12	(246)
Decrease in valuation allowance relating to current year temporary differences	341	43	1,506
Withholding and other taxes	(891)	(1,095)	(895)
Changes to tax reserves	84	833	99
U.S. federal and state taxes	(144)	45	(345)
Income tax at different rates in foreign and other provincial jurisdictions	918	(56)	(916)
Impact of changes in future enacted tax rates on current year temporary differences	—	—	(521)
Carryforward of investment and other tax credits (non-refundable)	1,932	2,463	1,526
Effect of changes in legislation relating to enacted tax rate increases	—	494	—
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	11	483	226
Tax effect of loss from equity-accounted investments	1,040	463	642
Other	(62)	(151)	67

Provision for income taxes, as reported	$(16,629)	$(15,079)	$(9,293)

(d) The net deferred income tax asset is comprised of the following:

	As at December 31,
	2013	2012

Net operating loss carryforwards	$15,377	$15,475
Investment tax credit and other tax credit carryforwards	6,615	6,101
Write-downs of other assets	—	690
Excess tax over accounting basis in property, plant and equipment and inventories	(852)	14,020
Accrued pension liability	5,287	6,615
Other accrued reserves	4,138	2,340

Total deferred income tax assets	30,565	45,241
Income recognition on net investment in leases	(1,552)	(2,667)

	29,013	42,574
Valuation allowance	(4,754)	(6,113)

Net deferred income tax asset	$24,259	$36,461

The gross deferred tax assets include a liability of less than $0.1 million relating to the remaining tax effect resulting from the Company’s defined benefit pension plan, the related actuarial gains and losses, unrealized net gains on cash flow hedging instruments and the unrealized change in market value of available-for-sale investments recorded in accumulated other comprehensive income.

The Company has not provided Canadian taxes on cumulative earnings of non-Canadian affiliates and associated companies that have been reinvested indefinitely. Taxes are provided for earnings of non-Canadian affiliates and associated companies when the Company determines that such earnings are no longer indefinitely reinvested.

(e) Estimated net operating loss carryforwards and estimated tax credit carryforwards expire as follows:

	Investment Tax Credits and Other Tax Credit Carryforwards	Net Operating Loss Carryforwards
2014	$—	$11
2015	—	20
2016	—
2017	—	—
2018	—	—
Thereafter	8,276	49,381

	$8,276	$49,412

Estimated net operating loss carryforwards can be carried forward to reduce taxable income through to 2033. Investment tax credits and other tax credits can be carried forward to reduce income taxes payable through to 2033.

As at December 31, 2013, the Company had approximately $14.8 million of U.S. consolidated federal net operating loss carryforwards and certain other state tax net loss carryforwards. Realization of some or all of the benefit from these U.S. net tax operating losses is dependent on the absence of certain “ownership changes” of the Company’s common shares. An “ownership change,” as defined in the applicable federal income tax rules, would place possible limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income that the Company may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could significantly reduce or effectively eliminate the Company’s ability to use its U.S. net operating losses to offset any future taxable income.

(f) Valuation allowance

The provision for income taxes in the year ended December 31, 2013 includes a net income tax recovery of $0.3 million (2012 - $0.1 million provision) in continuing operations related to a decrease in the valuation allowance for the Company’s deferred tax assets and other tax adjustments. In 2013, the Company reversed $1.4 million in valuation allowance relating to current period deductible temporary differences and loss carryforwards, of which $0.3 million was included in the provision for income taxes and $1.0 million was included directly to shareholders’ equity. During the year ended December 31, 2013, after considering all available evidence, both positive (including recent and historical profits, projected future profitability, backlog, carryforward periods for utilization of net operating loss carryovers and tax credits, discretionary deductions and other factors) and negative (including cumulative losses in past years and other factors), it was concluded that the valuation allowance against the Company’s deferred tax assets should be reversed by approximately $1.4 million (2012 - $0.1 million increase). The remaining $4.8 million (2012 - $6.1 million) balance in the valuation allowance as at December 31, 2013 is primarily attributable to certain U.S. federal and state net operating loss carryovers and federal tax credits that may expire unutilized. If the remaining $14.8 million in U.S. consolidated federal tax net operating loss carryforwards are realized in a future period, the related $4.0 million valuation allowance release will be recorded against Other Equity.

(g) Uncertain tax positions

In connection with the Company’s adoption of FIN 48, as of January 1, 2007, the Company recorded a net increase to its deficit of $2.1 million (including approximately $0.9 million related to accrued interest and penalties) related to the measurement of potential international withholding tax requirements and a decrease in reserves for income taxes. As at December 31, 2013 and December 31, 2012, the Company had total unrecognized tax benefits (including interest and penalties) of $2.7 million and $2.8 million, respectively, for international withholding taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, is as follows:

(In thousands of U.S. Dollars)	2013	2012	2011
Balance at beginning of the year	$2,286	$3,119	$3,219
Additions based on tax positions related to the current year	210	392	404
Additions for tax positions of prior years	—	—	16
Reductions for tax positions of prior years	—	(77)	—
Settlements	—	(38)	—
Reductions resulting from lapse of applicable statute of limitations and administrative practices	(294)	(1,110)	(520)

Balance at the end of the year	$2,202	$2,286	$3,119

Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations rather than income tax expense. The Company recovered less than $0.1 million in potential interest and penalties associated with its provision for uncertain tax positions for the years ended December 31, 2013 (2012 - $0.8 million recovery, 2011 - $0.1 million expense).

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada, the province of Ontario, the United States (including multiple states) and China.

The Company’s 2008 through 2013 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and the 2006 through 2013 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other on-going audits in various other jurisdictions that are not material to the financial statements.

(h) Income Tax Effect on Comprehensive Income

The income tax (expense) benefit related to the following items included in other comprehensive income are:

	2013	2012	2011

Amortization of actuarial loss on defined benefit plan	$(114)	$(91)	$(53)
Unrecognized actuarial gain or loss on defined benefit plan	(588)	285	145
Gain on curtailment of postretirement benefit plan	(100)	—	—
Unrecognized actuarial gain or loss on postretirement benefit plans	43	33	58
Other-than-temporary impairment of available-for-sale investment	—	(19)	—
Change in market value of available-for-sale investment	45	(42)	61
Unrealized change in cash flow hedging instruments	264	(185)	45
Realized change in cash flow hedging instruments upon settlement	(80)	62	190
Foreign currency translation adjustments	26	—	—

	$(504)	$43	$446

10. Other Intangible Assets

	As at December 31, 2013
	Cost	Accumulated Amortization	Net Book Value

Patents and trademarks	$8,774	$5,741	$3,033
Licenses and intellectual property	19,950	3,260	16,690
Other	8,843	821	8,022

	$37,567	$9,822	$27,745

	As at December 31, 2012
	Cost	Accumulated Amortization	Net Book Value

Patents and trademarks	$8,499	$5,670	$2,829
Licenses and intellectual property	19,790	1,730	18,060
Other	7,022	—	7,022

	$35,311	$7,400	$27,911

Other intangible assets of $8.8 million are comprised mainly of the Company’s investment in a new enterprise resource planning system, which the Company started amortizing on January 1, 2013. Fully amortized other intangible assets are still in use by the Company. In 2013, the Company identified and wrote off $0.1 million of patents and trademarks that are no longer in use.

During 2013, the Company acquired $2.5 million in other intangible assets. The net book value of these other intangible assets was $2.1 million as at December 31, 2013. The weighted average amortization period for these additions is 10 years.

During 2013, the Company incurred costs of $0.1 million to renew or extend the term of acquired patents and trademarks which were recorded in selling, general and administrative expenses (2012 - $0.1 million).

The estimated amortization expense for each of the years ended December 31, are as follows:

2014	$2,854
2015	2,814
2016	2,624
2017	2,624
2018	2,624

11. Credit Facility

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

The amounts outstanding under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin of (a) 1.50%, 1.75% or 2.00% depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement) per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. In addition, the Company is obligated to pay a Commitment Fee (as defined in the Credit Agreement) per annum of between 0.25% and 0.50% of the unused portion of the Credit Facility, depending on the Company’s Total Leverage Ratio. Term loans, if any, under the Credit Facility must be repaid under a 5-year straight line amortization, with a balloon payment due at maturity. The Company is required to provide an interest rate hedge for 50% of any term loans outstanding after January 1, 2015. Under the Credit Facility, the effective interest rate for the year ended December 31, 2013 for the revolving loan portion was 2.41%. Under the Prior Credit Facility, the effective interest rate for the year ended December 31, 2012 was 2.42%.

The Credit Facility provides that the Company will be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1. The Company will also be required to maintain minimum EBITDA (as defined in the Credit Agreement) of $80.0 million on December 31, 2013, which increases to $90.0 million on December 31, 2014, and $100.0 million on December 31, 2015. The Company must also maintain a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 2.25:1 on December 31, 2013, which requirement decreases to 2.0:1 on December 31, 2014, and 1.75:1 on December 31, 2015. The Company was in compliance with all of these requirements at December 31, 2013.

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

Bank indebtedness includes the following:

	As at December 31,
	2013	2012
Revolving Term Loan	$—	$11,000

Total amounts drawn and available under the Credit Facility at December 31, 2013 were $nil and $200.0 million, respectively (December 31, 2012 — $11.0 million and $99.0 million, respectively).

As at December 31, 2013, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2012 — $nil), under the Credit Facility.

Wells Fargo Foreign Exchange Facility

Under the New Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The settlement risk on its foreign currency forward contracts was $0.4 million at December 31, 2013 as the notional value exceeded the fair value of the forward contracts. As at December 31, 2013, the Company has $23.6 million of such arrangements outstanding.

Bank of Montreal Facilities

As at December 31, 2013, the Company has available a $10.0 million facility (December 31, 2012 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at December 31, 2013, the Company has letters of credit and advance payment guarantees outstanding of $0.3 million (2012 — $0.9 million) under the Bank of Montreal Facility.

12. Commitments

(a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company as at December 31, 2013 for each of the years ended December 31, are as follows:

	Operating Leases	Capital Leases
2014	$6,454	$2
2015	1,537	—
2016	695	—
2017	533	—
2018	533	—
Thereafter	314	—

	$10,066	$2

Rent expense was $6.5 million for 2013 (2012 — $6.2 million, 2011 — $4.9 million) net of sublease rental of $nil (2012 —$nil, 2011 — less than $0.1 million).

Recorded in the accrued liabilities balance as at December 31, 2013 is $1.7 million (December 31, 2012 — $2.4 million) related to accrued rent and lease inducements being recognized as an offset to rent expense over the term of the respective leases.

Purchase obligations under long-term supplier contracts as at December 31, 2013 were $11.8 million (December 31, 2012 — $12.1 million).

(b) As at December 31, 2013 the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2012 — $nil), under the Credit Facility. As at December 31, 2013 the Company had letters of credit and advance payment guarantees outstanding of $0.3 million as compared to $0.9 million as at December 31, 2012, under the Bank of Montreal Facility.

(c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At December 31, 2013, $1.5 million (December 31, 2012—$1.8 million) of commissions have been accrued and will be payable in future periods.

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

(b) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”), seeking damages as a result of E-City’s breach of a September 2000 lease agreement. An arbitration hearing took place in November 2005 against E-City which considered all claims by the Company. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. Further hearings took place in July 2006 and December 2006. On August 24, 2007, the ICC issued an award unanimously in favor of the Company in the amount of $9.4 million, consisting of past and future rents owed to the Company under its lease agreements, plus interest and costs. In the award, the ICC upheld the validity and enforceability of the Company’s theater system contract. The Company thereafter submitted its application to the arbitration panel for interest and costs. On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, plus an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid, which the Company is seeking to enforce and collect in full. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India. The Company has opposed that application on a number of grounds and seeks to have the ICC award recognized in India. On June 24, 2011, the Company commenced an application to the Ontario Superior Court of Justice for recognition of the final award. On December 2, 2011, the Ontario court issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application. On January 18, 2012, the Company filed an application in New York State Supreme Court seeking recognition of the Ontario order in New York. On April 11, 2012, the New York court issued an order granting the Company’s application leading to an entry of $15.5 million judgment in favor of the Company on May 4, 2012. On January 30, 2013, the Company filed an action in the New York Supreme Court seeking to collect the amount due under the New York judgment from certain entities and individuals affiliated with E-City. On June 13, 2013, the Bombay High Court ruled that it has jurisdiction over the proceeding but on November 19, 2013, the Supreme Court of India stayed proceedings in the High Court pending Supreme Court review of the High Court’s ruling. The defendants in the New York action have answered and objected to the Company’s petition, and they have moved to dismiss for improper service of process. The New York Court heard oral arguments on August 20, 2013 and has taken the matter under advisement.

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

(f) The Company is also involved in litigation against Gary Tsui (“Tsui”) and related parties in both Canada and China based on Tsui’s theft and use of the Company’s trade secrets. The Company filed a lawsuit against Tsui and other related individuals and entities in the Ontario Superior Court of Justice on December 8, 2009, through which the Company sought injunctive relief to prohibit Tsui from disclosing or using the Company’s confidential and proprietary information and from competing with the Company. The Company is also seeking compensatory and punitive damages. The Ontario Court awarded the injunctive relief sought by the Company on December 22, 2009. On April 30, 2013, a warrant was issued for Tsui’s arrest based on his refusal to comply with the orders of the Ontario court, including with respect to the continued use of the Company’s trade secrets. The Ontario action is to proceed to trial in mid-2014, though all of Tsui’s defenses were stricken by the Ontario court in a January 2012 contempt order. The Company also initiated suits against Tsui and related parties in Beijing No. 1 Intermediate People’s Court in Beijing, China on February 16, 2013 and December 3, 2013, seeking relief similar to that sought in the Ontario action. The actions in Canada and China remain ongoing.

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

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the consolidated balance sheets:

	As at December 31,
	2013	2012
Balance at the beginning of the year	$32	$94
Warranty redemptions	(77)	(66)
Warranties issued	52	53
Revisions	—	(49)

Balance at the end of the year	$7	$32

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the consolidated balance sheet as at December 31, 2013 and December 31, 2012 with respect to this indemnity.

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

(b) Changes during the Year

In 2013, the Company issued 1,316,347 (2012 — 1,429,685, 2011 — 907,167) common shares pursuant to the exercise of stock options for cash proceeds of $9.0 million (2012 — $8.9 million, 2011 — $7.9 million). In addition, the Company issued 42,461 common shares (net of shares withheld for tax) pursuant to the vesting of RSUs (2012 – nil, 2011 – nil).

(c) Stock-Based Compensation

The Company issues stock-based compensation to eligible employees, directors and consultants under the Company’s 2013 Long- Term Incentive Plan and the China Long-Term Incentive Plan, as described below. No further awards may be granted under the Company’s Stock Option Plan.

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

A separate stock option plan, the China Long-Term Incentive Plan (the “China LTIP”) was adopted by a subsidiary of the Company in October 2012.

The compensation costs recorded in the consolidated statement of operations for these plans were $11.9 million in 2013 (2012 — $13.1 million, 2011 — $11.9 million).

As at December 31, 2013, the Company has reserved a total of 10,530,723 (December 31, 2012— 13,296,485) common shares for future issuance under the SOP and IMAX LTIP. Of the common shares reserved for issuance, there are options in respect of 6,263,121 common shares and RSUs in respect of 264,140 common shares outstanding at December 31, 2013. At December 31, 2013 options in respect of 3,578,006 common shares were vested and exercisable.

Stock Option Plan

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

The Company recorded an expense of $8.9 million in 2013 (2012 — $12.4 million, 2011 — $9.4 million) related to stock option grants issued to employees and directors in the IMAX LTIP and SOP plans. No income tax benefit is recorded in the consolidated statement of operations for these costs. Total stock-based compensation expense related to non-vested employee stock options not yet recognized at December 31, 2013 and the weighted average period over which the awards are expected to be recognized is $14.3 million and 3.0 years respectively (2012 — $20.6 million and 3.6 years, 2011 — $19.9 million and 3.1 years).

The weighted average fair value of all stock options, granted to employees and directors in 2013 at the measurement date was $7.10 per share (2012 — $7.45 per share, 2011 — $9.07 per share). For the years ended December 31, the following assumptions were used to estimate the average fair value of the stock options:

	2013	2012	2011

Average risk-free interest rate	1.63%	1.36%	2.61%
Expected option life (in years)	4.51 - 4.63	2.89 - 6.26	1.78 - 6.60
Expected volatility	40%	50%	50%
Annual termination probability	0% - 8.52%	0% - 8.76%	0% - 8.76%
Dividend yield	0%	0%	0%

Stock options to Non-Employees

During 2013, an aggregate of 2,500 (2012 — 12,500, 2011 — 103,944) stock options to purchase the Company’s common stock with an average exercise price of $26.28 (2012 — $22.82, 2011 — $27.64) were granted to certain advisors and strategic partners of the Company. These stock options granted have a maximum contractual life of 7 years and vest between one and 5 years. The stock options granted in 2013 were granted under the IMAX LTIP.

As at December 31, 2013 non-employee options outstanding amounted to 76,751 stock options (2012 — 120,001, 2011 — 142,251) with a weighted average exercise price of $15.67 (2012 — $14.14, 2011 — $12.93). 31,509 stock options (2012 — 35,717, 2011 — 50,500) were exercisable with an average weighted exercise price of $12.38 (2012 — $11.57, 2011 — $11.50) and the vested options have an aggregate intrinsic value of $0.5 million (2012 — $0.4 million, 2011 — $0.3 million). The weighted average fair value of stock options granted to non-employees during 2013 at the measurement date was $11.50 per share (2012 — $11.73 per share, 2011 — $13.75 per share), utilizing a Binomial Model with the following underlying assumptions:

	Years Ended December 31
	2013	2012	2011

Average risk-free interest rate	1.64%	1.28%	2.38%
Contractual option life	7 years	7 years	6 years
Average expected volatility	40%	50%	50%
Dividend yield	0%	0%	0%

In 2013, the Company recorded a charge of $0.2 million, (2012 — $0.1 million, 2011 — $0.9 million) to costs and expenses related to revenues – services and selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is an accrual of $0.1 million for non-employee stock options (December 31, 2012 — $0.1 million).

China Long-Term Incentive Plan (“CLTIP”)

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

The SOP Options vest in full if one of the specified events does not occur on or prior to the fifth anniversary of the grant date. Upon vesting of the SOP Options, the China Options are forfeited.

In 2012, an aggregate of 146,623 SOP Options were granted to certain employees in conjunction with the China Options with an average price of $22.39 in accordance with the China LTIP. The SOP Options have a contractual life of 7 years. As at December 31, 2013 there were 146,623 (December 31, 2012 – 146,623) outstanding and unvested SOP Options issued under the China LTIP with a weighted average exercise price of $22.39 (December 31, 2012 – $22.39). The weighted average fair value of the SOP Options granted in 2012 was $6.96 per share. The total fair value of the SOP Options granted with respect to the China LTIP was $1.6 million. The Company is recognizing this expense over a 5 year period. If a performance event occurs, the 146,623 SOP Options issued forfeit immediately and the related charge would be reversed. There were no option awards issued under the China LTIP during 2013.

The Company recorded an expense of $0.3 million (2012 – less than $0.1 million, 2011 – nil) related to SOP Options issued under the China LTIP.

Stock Option Summary

The following table summarizes certain information in respect of option activity under the SOP and IMAX LTIP:

				Weighted Average Exercise
	Number of Shares			Price Per Share
	2013	2012	2011	2013	2012	2011

Options outstanding, beginning of year	7,441,068	7,200,721	6,743,272	$18.48	$14.60	$10.79
Granted	375,650	1,833,485	1,547,342	25.29	24.59	28.11
Exercised	(1,316,347)	(1,429,685)	(907,167)	6.81	6.24	8.67
Forfeited	(228,190)	(154,958)	(182,726)	24.55	23.03	18.00
Expired	—	—	—	—	—	—
Cancelled	(9,060)	(8,495)	—	30.90	22.07	—

Options outstanding, end of period	6,263,121	7,441,068	7,200,721	21.11	18.48	14.60

Options exercisable, end of period	3,578,006	3,480,160	3,467,242	18.56	14.50	9.51

In 2013, the Company cancelled 9,060 stock options from its SOP (2012 — 8,495, 2011 — nil) surrendered by Company employees.

As at December 31, 2013, 5,853,070 options were fully vested or are expected to vest with a weighted average exercise price of $20.79, aggregate intrinsic value of $52.9 million and weighted average remaining contractual life of 4.7 years. As at December 31, 2013, options that are exercisable have an intrinsic value of $40.2 million and a weighted average remaining contractual life of 4.5 years. The intrinsic value of options exercised in 2013 was $26.7 million (2012 — $23.4 million, 2011 — $16.4 million).

Restricted Share Units

RSUs have been granted to employees, consultants and directors under the IMAX LTIP. Each RSU represents a contingent right to receive one common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date. The Company recorded an expense of $2.1 million for the year ended December 31, 2013, related to RSU grants issued to employees and directors in the plan. The annual termination probability assumed for the year ended December 31, 2013, ranged from 0% to 8.52%. In addition, the Company recorded an expense of less than $0.1 million for the year ended December 31, 2013, related to RSU grants issued to certain advisors and strategic partners of the Company.

Total stock-based compensation expense related to non-vested RSU’s not yet recognized at December 31, 2013 and the weighted average period over which the awards are expected to be recognized is $4.7 million and 2.9 years. The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was $nil for the year ended December 31, 2013.

RSUs granted under the IMAX LTIP vest between one and four years and expire 10 years or less from the date granted. Vesting of the RSUs is subject to continued employment or service with the Company.

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP:

		Weighted Average Grant Date Fair Value
	Number of Awards	Per Share

RSUs outstanding, beginning of year	—	$—
Granted	322,561	26.16
Vested	(46,360)	26.23
Forfeited	(12,061)	26.28

RSUs outstanding, end of period	264,140	26.14

Stock Appreciation Rights

There have been no stock appreciation rights (“SARs”) granted since 2007. For the year ended December 31, 2013, 118,000 SARs were cash settled for $2.4 million (2012 — 15,000 SARs were cash settled for $0.3 million). The average exercise price for the settled SARs for the year ended December 31, 2013 was $6.86 (2012 — $6.86) per SAR. As at December 31, 2013, no SARS were outstanding (December 31, 2012 — 118,000 SARS outstanding with a weighted average fair value of — $16.23). None of the SARs were forfeited, cancelled, or expired for the years ended December 31, 2013 and 2012. The Company accounts for the obligation of these SARs as a liability (December 31, 2013 — nil, December 31, 2012 — $1.9 million), which is classified within accrued liabilities. The Company has recorded an expense of $0.4 million for 2013 (2012 — $0.6 million, 2011 — $1.6 million) to selling, general and administrative expenses related to these SARs. The following assumptions were used for measuring the fair value of the SARs:

	As at December 31,
	2013	2012

Average risk-free interest rate	n/a	0.72%
Expected option life (in years)	n/a	2.17
Expected volatility	n/a	50%
Annual termination probability	n/a	8.52%
Dividend yield	n/a	0%

(d) Income per share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Years Ended December 31,
	2013	2012	2011
Net income from continuing operations applicable to common shareholders	$44,424	$41,849	$16,115

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	66,482	65,053	64,146
Weighted average number of shares issued during the period	669	801	358

Weighted average number of shares used in computing basic earnings per Share	67,151	65,854	64,504
Assumed exercise of stock options and RSUs, net of shares assumed	1,810	2,079	3,355

Weighted average number of shares used in computing diluted earnings per Share	68,961	67,933	67,859

15. Consolidated Statements of Operations Supplemental Information

(a) Other Revenues

The Company enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater systems. During the period of time between signing and theater system installation, certain customers each year are unable to, or elect not to, proceed with the theater system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and/or the Company may terminate the arrangement by default or by entering into a consensual buyout. In these situations the parties are released from their future obligations under the arrangement, and the initial payments that the customer previously made to the Company are typically not refunded and are recognized as Other Revenues. In addition, the Company enters into agreements with customers to terminate their obligations for additional theater system configurations, which were in the Company’s backlog. Other revenues from settlement arrangements were $0.4 million, $0.7 million and $3.8 million in 2013, 2012 and 2011, respectively.

(b) Foreign Exchange

Included in selling, general and administrative expenses for the December 31, 2013 is $0.7 million for net foreign exchange losses related to the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts as compared to a net gain of $1.2 million for the year ended December 31, 2012 and a net gain of $1.5 million for the year ended December 31, 2011, respectively. See note 20(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 38 exhibitors for a total of 645 theater systems, of which 382 theaters were operating as at December 31, 2013, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m).

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Rentals revenue and at December 31, 2013 amounted to $64.1 million (2012 — $57.5 million, 2011 - $30.8 million).

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

In 2013, the majority of IMAX DMR revenue was earned from the exhibition of 38 IMAX DMR films through the IMAX theater network. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m).

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenues and for December 31, 2013 amounted to $83.5 million (2012 — $78.1 million, 2011 - $50.6 million).

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

As at December 31, 2013, the Company has 4 significant co-produced film arrangements which make up greater than 50% of the VIE total assets and liabilities balance of $5.2 million and 3 other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) and 2(m).

In 2013, amounts totaling $2.9 million (2012 —$6.1 million, 2011 - $7.5 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

16. Receivable Provisions, Net of Recoveries

The following table reflects the Company’s receivable provisions net of recoveries recorded in the consolidated statements of operations:

	Years Ended December 31,
	2013	2012	2011
Accounts receivable provisions, net of recoveries	$(35)	$606	$333
Financing receivable provisions, net of recoveries	480	(82)	1,237

Receivable provisions, net of recoveries	$445	$524	$1,570

17. Asset Impairments

	Years Ended December 31,
	2013	2012	2011(1)

Property, plant and equipment	$—	$—	$20

Total	$—	$—	$20

(1)	In January 2014, the Company discontinued the operations of its owned and operated Nyack IMAX theater. The Company has reclassified the Nyack owned and operated theater operations from continuing operations to discontinued operations. As a result, asset impairments of less than $0.1 million incurred in 2011 has been reclassified to discontinued operations.

The Company records asset impairment charges against property, plant and equipment after an assessment of the carrying value of certain groups in light of their future expected cash flows.

18. Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Years Ended December 31,
	2013	2012	2011
Decrease (increase) in:
Accounts receivable	$(31,032)	$4,110	$(7,486)
Financing receivables	(13,397)	(7,349)	(14,623)
Inventories	1,884	(422)	(1,264)
Prepaid expenses	231	(706)	(294)
Commissions and other deferred selling expenses	59	322	382
Insurance recoveries	380	444	978
Other assets	(341)	(752)	(2,357)
Increase (decrease) in:
Accounts payable	7,238	(8,139)	5,592
Accrued and other liabilities(1)	(1,289)	(2,266)	(31,013)
Deferred revenue	2,512	(504)	706

	$(33,755)	$(15,262)	$(49,379)

(1)	Decrease in accruals and other liabilities for 2013 includes payments of $2.4 million for stock-based compensation (2012 - $0.3 million, 2011 - $23.7 million).

(b) Cash payments made on account of:

	Years Ended December 31,
	2013	2012	2011
Income taxes	$1,056	$1,283	$3,349

Interest	$315	$1,374	$1,260

(c) Depreciation and amortization are comprised of the following:

	Years Ended December 31,
	2013	2012	2011
Film assets (1)	$17,000	$15,515	$12,934
Property, plant and equipment
Joint revenue sharing arrangements	11,519	10,125	7,098
Other property, plant and equipment	4,720	4,440	3,992
Other intangible assets	2,854	2,006	465
Other assets	592	532	286
Deferred financing costs	487	170	388

	$37,172	$32,788	$25,163

(1)	Included in film asset amortization is a charge of $0.2 million (2012 —$0.1 million, 2011 —$0.5 million) relating to changes in estimates based on the ultimate recoverability of future films.

(d) Write-downs, net of recoveries, are comprised of the following:

	Years Ended December 31,
	2013	2012	2011
Asset impairments
Property, plant and equipment(1)	$—	$—	$20
Other charges (recoveries)
Accounts receivables	(35)	606	333
Financing receivables	480	(82)	1,237
Inventories(2)	444	898	—
Impairment of available-for-sale investment	—	150	—
Property, plant and equipment(3)	384	18	356
Other intangible assets	63	11	—
Other assets	—	6	—

	$1,336	$1,607	$1,946

Inventory charges
Recorded in costs and expenses applicable to revenues - product & equipment sales	$274	$795	$—
Recorded in costs and expenses applicable to revenues - services	170	103	—

	$444	$898	$—

(1)	In January 2014, the Company discontinued the operations of its owned and operated Nyack IMAX theater. The Company has reclassified the Nyack owned and operated theater operations from continuing operations to discontinued operations. As a result, asset impairments of less than $0.1 million incurred in 2011 has been reclassified to discontinued operations.

(2)	In 2013, the Company recorded a charge of $0.5 million (2012 — $0.9 million, 2011 — $nil, respectively) in costs and expenses applicable to revenues, primarily for its film-based projector inventories. Specifically, IMAX systems includes an inventory charge of $0.3 million (2012 — $0.8 million, 2011 — $nil). Theater system maintenance includes inventory write-downs of $0.2 million (2012 — $0.1 million, 2011 — $nil).
(3)	The Company disposed of assets that no longer meet capitalization requirements as the assets were no longer in use. No cash was received for these assets.

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

Management, including the Company’s Chief Executive Officer (“CEO”) who is the Company’s Chief Operating Decision Maker (as defined in the Segment Reporting Topic of the FASB ASC), assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), write-downs net of recoveries, interest income, interest expense and tax (provision) recovery are not allocated to the segments.

Transactions between the film production and IMAX DMR segment and the film post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.

In January 2014, the Company discontinued the operations of its owned and operated Nyack IMAX theater. The Company has reclassified the Nyack owned and operated theater operations from continuing operations to discontinued operations. As a result, the respective prior periods’ figures have been reclassified to conform to the current year’s presentation.

Transactions between the other segments are not significant.

(a) Operating Segments

	Years Ended December 31,
	2013	2012	2011
Revenue(1)
IMAX theater systems
IMAX systems	$80,189	$83,405	$93,200
Theater system maintenance	31,978	28,629	24,840
Joint revenue sharing arrangements	64,130	57,526	30,764

	176,297	169,560	148,804

Films
Production and IMAX DMR	83,496	78,050	50,592
Distribution	7,770	14,222	16,074
Post-production	9,192	7,904	8,235

	100,458	100,176	74,901

Other	11,182	13,019	11,393

Total	$287,937	$282,755	$235,098

Gross margins
IMAX theater systems
IMAX systems(2)(4)	$49,040	$50,245	$56,929
Theater system maintenance(2)	12,096	10,970	9,437
Joint revenue sharing arrangements(3)(4)	44,565	37,308	17,605

	105,701	98,523	83,971

Films
Production and IMAX DMR(4)	56,088	49,355	23,574
Distribution(4)	1,371	2,356	3,025
Post-production	1,341	1,954	2,985

	58,800	53,665	29,584

Other	102	1,057	510

Total	$164,603	$153,245	$114,065

	Years Ended December 31,
	2013	2012	2011
Depreciation and amortization
IMAX systems	$3,287	$2,946	$1,770
Theater systems maintenance	141	212	184
Joint revenue sharing arrangements	13,535	11,836	7,939
Films
Production and IMAX DMR	16,298	14,471	12,843
Distribution	1,048	1,631	980
Post-production	424	608	590
Other	347	172	156
Corporate and other non-segment specific assets	2,092	912	701

Total	$37,172	$32,788	$25,163

	Years Ended December 31,
	2013	2012	2011
Asset impairments and write-downs, net of recoveries
IMAX systems	$1,109	$1,480	$1,915
Theater systems maintenance	188	103	—
Joint revenue sharing arrangements	39	24	12
Films
Production and IMAX DMR	—	—	—
Other	—	—	19

Total	$1,336	$1,607	$1,946

	Years Ended December 31,
	2013	2012	2011
Purchase of property, plant and equipment
IMAX systems	$6,181	$2,958	$1,076
Theater system maintenance	130	36	10
Joint revenue sharing arrangements	22,775	23,257	33,290
Films
Production and IMAX DMR	408	1,175	1,150
Distribution	—	178	49
Post-production	2,185	—	638
Other	2,036	—	719
Corporate and other non-segment specific assets	2,076	1,708	1,886

Total	$35,791	$29,312	$38,818

	As at December 31,
	2013	2012
Assets
IMAX systems(5)	$170,719	$153,201
Theater systems maintenance(5)	16,619	14,632
Joint revenue sharing arrangements(5)	153,399	125,602
Films
Production and IMAX DMR	22,315	17,653
Distribution	8,675	6,790
Post-production	5,351	3,694
Other	7,645	3,142
Corporate and other non-segment specific assets	96,422	97,158

Total	$481,145	$421,872

(1)	The Company’s two largest customers as at December 31, 2013 collectively represent 19.9% of total revenues (2012 – 15.9%, 2011 – 17.4%).
(2)	In 2013, the Company recorded a charge of $0.5 million (2012 – $0.9 million, 2011 – $nil, respectively) in costs and expenses applicable to revenues, primarily for its film-based projector inventories. Specifically, IMAX systems includes an inventory charge of $0.3 million (2012 – $0.8 million, 2011 – $nil). Theater system maintenance includes inventory write-downs of $0.2 million (2012 – $0.1 million, 2011 – $nil).
(3)	During 2013, the Company signed an amending agreement governing one of its joint revenue sharing arrangements which increased the length of the term for all IMAX theater systems under that arrangement from 10 to 13 years. As a result, the Company adjusted the estimated useful life of its IMAX digital projection systems in use for those joint revenue sharing theaters, on a prospective basis, to reflect the change in term from 10 years to 13 years. This has resulted in decreased depreciation expense of $0.7 million in 2013 as the theater systems will now be depreciated over a longer estimated useful life.
(4)	IMAX systems include marketing and commission costs of $2.5 million, $2.7 million and $2.4 million in 2013, 2012 and 2011, respectively. Joint revenue sharing arrangements segment margins include advertising, marketing, and commission costs of $3.6 million, $3.4 million and $5.4 million in 2013, 2012 and 2011, respectively. Production and DMR segment margins include marketing costs of $4.2 million, $3.3 million and $3.8 million in 2013, 2012 and 2011, respectively. Distribution segment margins include marketing costs of $0.4 million, $1.5 million and $1.9 million in 2013, 2012 and 2011, respectively.
(5)	Goodwill is allocated on a relative fair market value basis to the IMAX systems segment, theater system maintenance segment and joint revenue sharing segment.

(b) Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Years Ended December 31,
	2013	2012	2011
Revenue
United States	$125,166	$126,547	$108,666
Canada	11,049	19,109	21,232
Greater China	56,480	44,922	33,265
Western Europe	26,000	26,309	18,895
Asia (excluding Greater China)	30,451	28,899	22,186
Russia & the CIS	19,600	20,130	16,157
Latin America	13,017	9,419	6,051
Rest of the World	6,174	7,420	8,646

Total	$287,937	$282,755	$235,098

No single country in the Rest of the World, Western Europe or Asia (excluding Greater China) classifications comprise more than 5% of total revenue.

	As at December 31,
	2013	2012
Property, plant and equipment
United States	$60,285	$55,658
Canada	23,687	21,779
Greater China	32,958	24,764
Asia (excluding Greater China)	9,200	7,134
Western Europe	6,012	3,556
Rest of the World	705	719

Total	$132,847	$113,610

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

(b) Fair Value Measurements

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments at December 31, are comprised of the following:

	As at December 31, 2013		As at December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Net financed sales receivable	$93,493	$92,043	$81,148	$78,933
Net investment in sales-type leases	$13,617	$13,214	$13,045	$13,513
Available-for-sale investment	$1,000	$1,000	$1,350	$1,350
Foreign exchange contracts — designated forwards	$(421)	$(421)	$297	$297
Foreign exchange contracts — non-designated forwards	$—	$—	$—	$—
Borrowings under the Prior Credit Facility	$—	$—	$(11,000)	$(11,000)

The carrying value of borrowings under the Credit Facility approximates fair value as the interest rates offered under the Credit Facility are close to December 31, 2013 and 2012 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2013 and 2012, respectively.

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2013 and 2012, respectively.

The fair value of the Company’s available-for-sale investment is determined using the present value of expected cash flows based on projected earnings and other information readily available from the business venture (Level 3 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2013 and 2012, respectively. The discounted cash flow valuation technique is based on significant unobservable inputs of revenue and expense projections, appropriately risk weighted, as the investment is in a start-up entity. The significant unobservable inputs used in the fair value measurement of the Company’s available-for-sale investment are long-term revenue growth and pretax operating margin. A significant increase (decrease) in any of those inputs in isolation would result in a lower or higher fair value measurement.

The fair value of foreign currency derivatives are determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2013 and 2012, respectively. These identical instruments are traded on a closed exchange.

There were no significant transfers between Level 1 and Level 2 during the year ended December 31, 2013 or 2012. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The table below sets forth a summary of changes in the fair value of the Company’s available-for-sale investment measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period:

	Available For Sale Investments
	2013	2012

Beginning balance, January 1,	$1,350	$1,012
Transfers into/out of Level 3	—	—
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	(350)	338
Purchases, issuances, sales and settlements	—	—

Ending balance, December 31,	$1,000	$1,350

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(150)

There were no transfers in or out of the Company’s level 3 assets during the year ended December 31, 2013.

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

All transactions suspended — Theater is severely delinquent, non-responsive or not negotiating in good faith with the Company. Once a theater is classified as “All transactions suspended” the theater is placed on nonaccrual status and all revenue recognitions related to the theater are stopped.

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at December 31, 2013			As at December 31, 2012
	Minimum Lease Payments	Financed Sales Receivables	Total	Minimum Lease Payments	Financed Sales Receivables	Total

In good standing	$12,318	$89,017	$101,335	$11,508	$69,310	$80,818
Credit Watch	420	3,895	4,315	—	10,930	10,930
Pre-approved transactions	288	—	288	467	293	760
Transactions suspended	1,397	817	2,214	2,200	681	2,881

	$14,423	$93,729	$108,152	$14,175	$81,214	$95,389

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at December 31, 2013		As at December 31, 2012
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance

Net investment in leases	$1,684	$(606)	$2,666	$(1,130)
Net financed sales receivables	817	(236)	1,322	(66)

Total	$2,501	$(842)	$3,988	$(1,196)

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

The Company’s aged financing receivables are as follows:

	As at December 31, 2013
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances

Net investment in leases	$444	$218	$841	$1,503	$12,920	$14,423	$(806)	$13,617
Net financed sales receivables	2,502	1,211	3,018	6,731	86,998	93,729	(236)	93,493

Total	$2,946	$1,429	$3,859	$8,234	$99,918	$108,152	$(1,042)	$107,110

	As at December 31, 2012
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances

Net investment in leases	$144	$202	$1,240	$1,586	$12,589	$14,175	$(1,130)	$13,045
Net financed sales receivables	1,063	670	1,267	3,000	78,214	81,214	(66)	81,148

Total	$1,207	$872	$2,507	$4,586	$90,803	$95,389	$(1,196)	$94,193

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at December 31, 2013
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing

Net investment in leases	$168	$108	$205	$481	$4,865	$(200)	$5,146
Net financed sales receivables	450	469	2,056	2,975	19,282	—	22,257

Total	$618	$577	$2,261	$3,456	$24,147	$(200)	$27,403

	As at December 31, 2012
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing

Net investment in leases	$11	$59	$23	$93	$1,449	$—	$1,542
Net financed sales receivables	223	382	864	1,469	16,173	—	17,642

Total	$234	$441	$887	$1,562	$17,622	$—	$19,184

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

	Impaired Financing Receivables For the Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$535	$283	$(236)	$545	$34

Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—

Total recorded investment in impaired loans:

Net financed sales receivables	$535	$283	$(236)	$545	$34

	Impaired Financing Receivables For the Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$187	$220	$(66)	$201	$—

Recorded investment for which there is no related allowance:
Net financed sales receivables	377	13	—	479	22

Total recorded investment in impaired loans:

Net financed sales receivables	$564	$233	$(66)	$680	$22

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables is as follows:

	Year Ended December 31, 2013
	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:

Beginning balance	$1,130	$66
Charge-offs	(624)	—
Provision	300	170

Ending balance	$806	$236

Ending balance: individually evaluated for impairment	$806	$236

Financing receivables:

Ending balance: individually evaluated for impairment	$14,423	$93,729

	Year Ended December 31, 2012
	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:

Beginning balance	$1,833	$316
Charge-offs	(1,019)	(109	)(1)
Provision	316	(141)

Ending balance	$1,130	$66

Ending balance: individually evaluated for impairment	$1,130	$66

Financing receivables:

Ending balance: individually evaluated for impairment	$14,174	$81,215

(1)	As a result of a troubled debt restructuring in the year ended December 31, 2012, the Company recorded a $0.1 million write-down on a $0.5 million recorded investment.

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

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at December 31, 2013 (the “Foreign Currency Hedges”), with settlement dates throughout 2014. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s consolidated financial statements:

Notional value of foreign exchange contracts:

	As at December 31,
	2013	2012
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$23,555	$8,069

Fair value of derivatives in foreign exchange contracts:

		As at December 31,
	Balance Sheet Location	2013	2012
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$—	$297
Foreign exchange contracts — Forwards	Accrued and other liabilities	(421)	—

		$(421)	$297

Derivatives in Foreign Currency Hedging relationships are as follows:

		Years Ended December 31,
		2013	2012	2011
Foreign exchange contracts - Forwards	Derivative (Loss) Gain Recognized in OCI (Effective Portion)	$(1,031)	$716	$(162)

		$(1,031)	$716	$(162)

	Location of Derivative (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
		Years Ended December 31,
		2013	2012	2011
Foreign exchange contracts - Forwards	Selling, general and administrative expenses	$(312)	$236	$684

		$(312)	$236	$684

Years Ended December 31,
2013
Foreign exchange contracts - Forwards	Derivative Loss Recognized In and Out of OCI (Effective Portion)	$(486)

$(486)

Non Designated Derivatives in Foreign Currency relationships are as follows:

		Years Ended December 31,
	Location of Derivative Gain (Loss)	2013	2012	2011
Foreign exchange contracts - Forwards	Selling, general and administrative expenses	$—	$1,184	$(1,014)

		$—	$1,184	$(1,014)

(e) Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 and the FASB ASC 320, as appropriate. As at December 31, 2013, the equity method of accounting is being utilized for an investment with a carrying value of $0.4 million (December 31, 2012 — $3.0 million). For the year ended December 31, 2013, gross revenues, cost of revenue and net loss for the investment were $6.6 million, $26.0 million and $26.3 million, respectively (2012 — $9.0 million, $12.7 million, and $13.4 million, respectively). The difference between the Company’s investment balance and the amount of underlying equity in net assets owned by the Company amounts to $0.4 million and relates to goodwill. In 2013, the Company has contributed

$1.4 million, net of its share of costs, to a new business venture. This venture is still in the early-stage of start-up. The Company has determined it is not the primary beneficiary of these VIEs, and therefore it has not been consolidated. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under the FASB ASC 320 and is recorded at a total fair value of $1.0 million at December 31, 2013 (December 31, 2012 — $1.4 million). In the year ended December 31, 2012, the Company recognized an other-than-temporary impairment for its investment of $0.2 million. This investment is classified as an available-for-sale investment. In 2013, the Company invested $2.5 million in the preferred shares of an enterprise which meet the criteria for classification as an equity security under ASC 325 and accrued $0.5 million pertaining to warrants related to the respective investment. The total carrying value of investments in new business ventures at December 31, 2013 and 2012 is $5.8 million and $4.4 million, respectively, and is recorded in Other Assets.

21. Employees’ Pension and Postretirement Benefits

(a) Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan, the SERP, covering Richard L. Gelfond, Chief Executive Officer (“CEO”) of the Company and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at December 31, 2013, the benefits of Mr. Gelfond were 100% vested. Upon a termination for cause, prior to a change of control, the executive shall forfeit any and all benefits to which such executive may have been entitled, whether or not vested.

Under the terms of the SERP, if Mr. Gelfond’s employment terminated other than for cause (as defined in his employment agreement), he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. Effective January 1, 2013 the term of Mr. Gelfond’s current employment agreement was extended through December 31, 2016, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is included in calculating his entitlement under the SERP.

The following assumptions were used to determine the obligation and cost status of the Company’s SERP at the plan measurement dates:

	As at December 31,
	2013	2012
Discount rate	1.45%	0.96%
Lump sum interest rate:
First 20 years	3.35%	2.67%
Thereafter	3.50%	3.01%
Cost of living adjustment on benefits	1.20%	1.20%

The amounts accrued for the SERP are determined as follows:

	Years Ended December 31,
	2013	2012
Projected benefit obligation:
Obligation, beginning of year	$20,366	$18,990
Interest cost	195	272
Actuarial (gain) loss	(2,277)	1,104

Obligation, end of year and unfunded status	$18,284	$20,366

The following table provides disclosure of the pension benefit obligation recorded in the consolidated balance sheets:

	As at December 31,
	2013	2012
Accrued benefits cost	$(18,284)	$(20,366)
Accumulated other comprehensive loss	646	3,367

Net amount recognized in the consolidated balance sheets	$(17,638)	$(16,999)

The following table provides disclosure of pension expense for the SERP for the year ended December 31:

	Years ended December 31
	2013	2012	2011
Interest cost	195	272	279
Amortization of actuarial loss	444	365	214

Pension expense	$639	$637	$493

The accumulated benefit obligation for the SERP was $18.3 million at December 31, 2013 (2012 — $20.4 million).

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2013	2012	2011
Unrealized actuarial loss	$646	$3,367	$2,628

No contributions were made for the SERP during 2013. The Company expects interest costs of $0.3 million to be recognized as a component of net periodic benefit cost in 2014.

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next five years, and in the aggregate:

2014	$—
2015	—
2016	—
2017	19,228
2018	—
Thereafter	—

$19,228

(b) Defined Contribution Pension Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During 2013, the Company contributed and expensed an aggregate of $1.3 million (2012 — $1.1 million, 2011 — $1.0 million) to its Canadian plan and an aggregate of $0.3 million (2012 — $0.3 million, 2011 — $0.2 million) to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c) Postretirement Benefits - Executives

The Company has an unfunded postretirement plan for Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplemental coverage as selected by Messrs. Gelfond and Wechsler.

The amounts accrued for the plan are determined as follows:

	As at December 31,
	2013	2012
Obligation, beginning of year	$524	$502
Interest cost	19	13
Benefits paid	(17)	—
Actuarial (gain) loss	(134)	9

Obligation, end of year	$392	$524

The following details the net cost components, all related to continuing operations, and underlying assumptions of postretirement benefits other than pensions:

	Years Ended December 31,
	2013	2012	2011
Interest cost	$19	$13	$26
Actuarial loss	—	9	—

	$19	$22	$26

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2013	2012	2011
Unrealized actuarial gain	$(134)	$—	$—

Weighted average assumptions used to determine the benefit obligation are:

	As at December 31,
	2013	2012	2011
Discount rate	3.75%	4.20%	5.30%

Weighted average assumptions used to determine the net postretirement benefit expense are:

	Years Ended December 31
	2013	2012	2011
Discount rate	4.50%	4.50%	4.50%

The following benefit payments are expected to be made as per the current plan assumptions in each of the next five years:

2014	$20
2015	22
2016	24
2017	30
2018	32
Thereafter	264

Total	$392

(d) Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees upon meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits.

In February 2013, the Company amended the Canadian post-retirement plan to reduce future benefits provided under the plan. As a result of this change, the Company recognized a pre-tax curtailment gain in the first quarter of 2013 of $2.2 million (included in selling, general and administrative expenses) and a reduction in the postretirement liability of $2.6 million.

The amounts accrued for the plan are determined as follows:

	As at December 31,
	2013	2012
Obligation, beginning of year	$4,606	$4,052
Curtailment gain	(2,185)	—
Interest cost	72	194
Service cost	27	231
Benefits paid	(81)	—
Actuarial (gain) loss	(95)	129

Obligation, end of year	$2,344	$4,606

The following details the net cost components, all related to continuing operations, and underlying assumptions of postretirement benefits other than pensions:

	Years Ended December 31,
	2013	2012	2011
Curtailment gain	$(2,185)	$—	$—
Interest cost	72	194	183
Service cost	27	231	195

	$(2,086)	$425	$378

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2013	2012	2011
Unrealized actuarial loss	$303	$129	$234

Weighted average assumptions used to determine the benefit obligation are:

	As at December 31,
	2013	2012	2011
Discount rate	4.50%	4.00%	4.50%

Weighted average assumptions used to determine the net postretirement benefit expense are:

	Years Ended December 31
	2013	2012	2011
Discount rate	4.00%	4.50%	5.00%

The Company expects interest costs of $0.1 million and service costs of less than $0.1 million to be recognized as a component of net periodic benefit cost in 2014.

The following benefit payments are expected to be made as per the current plan assumptions in each of the next five years:

2014	$79
2015	$92
2016	$103
2017	$114
2018	$121
Thereafter	$1,835

Total	$2,344

22. Discontinued Operations

(a) Nyack Theater

On January 30, 2014, the Company’s lease with respect to its owned and operated Nyack IMAX Theater ended and the Company has decided not to renew the respective lease. The remaining assets and liabilities of the Nyack owned and operated theater that are included in the Company’s consolidated balance sheet as at December 31, 2013 are disclosed in note 22(c).

As a result, the prior years’ amounts in the consolidated statements of operations and the consolidated statements of cash flows have been adjusted to reflect the reclassification of the owned and operated Nyack IMAX theater as a discontinued operation.

(b) Operating Results for Discontinued Operations

The net earnings from discontinued operations summarized in the consolidated statements of operations, were comprised of the following:

	Years Ended December 31,
	2013	2012	2011

Services revenue	$1,291	$1,535	$1,458
Services cost of sales applicable to revenues	(1,758)	(2,047)	(2,305)
Selling, general and administrative expenses	(2)	—	—
Asset impairments	—	—	(8)
Interest recovery	1	—	—
Tax recovery	159	—	—

Net loss from discontinued operations	$(309)	$(512)	$(855)

(c) Assets and Liabilities of Discontinued Operations

The assets and liabilities related to the Nyack theater are included in the consolidated balance sheet of IMAX Corporation and are comprised of the following:

	As at December 31,
	2013	2012
Cash	$134	$197
Accounts receivable	9	16
Inventories	20	21
Prepaid expenses	54	17
Property, plant and equipment	—	2

Total assets	$217	$253

Accounts payable	$147	$133
Accrued liabilities	701	1,157
Deferred revenue	32	32

Total liabilities	$880	$1,322

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

	Years Ended December 31,
	2013	2012	2011
Beginning balance, January 1	$249	$230	$286
Accretion expense	6	19	17
Reduction in asset retirement obligation	(112)	—	(73)

Ending balance, December 31	$143	$249	$230

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at December 31, 2013 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework in Internal Control-Integrated Framework (1992) to assess the effectiveness of the Company’s internal control over financial reporting.

Management has assessed the effectiveness of the Company’s internal control over financial reporting, as at December 31, 2013, and has concluded that such internal control over financial reporting were effective as at that date.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP has audited the effectiveness of the Company’s internal control over financial reporting as at December 31, 2013 as stated in their report on page 80.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the first quarter of 2013, the Company implemented a new enterprise resource planning (“ERP”) system. The implementation of the new ERP system resulted in material changes to the nature and type of the Company’s internal controls over financial reporting during the year ended December 31, 2013. The Company reviewed the implementation effort as well as the impact on its internal controls over financial reporting and where appropriate, has made changes to these controls over financial reporting to address these system changes. The Company believes that the internal control changes resulting from the new ERP implementation will improve the overall control environment. There were no other changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the information under the following captions in the Company’s Proxy Statement: “Item No. 1 - Election of Directors;” “Executive Officers;” “Section 16(a) Beneficial Ownership Reporting Compliance;” “Code of Ethics;” and “Audit Committee.”

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

(a)(2) Financial Statement Schedules

Financial statement schedule for each year in the three-year period ended December 31, 2013.

II. Valuation and Qualifying Accounts.

(a)(3) Exhibits

The items listed as Exhibits 10.1 to 10.40 relate to management contracts or compensatory plans or arrangements.

Exhibit No.	Description

3.1	Restated Articles of Incorporation of IMAX Corporation, dated July 30, 2013. Incorporated by reference to Exhibit 3.1 to IMAX Corporation’s Form 10-Q, for the quarter ended September 30, 2013 (File No. 001-35066).

3.2	By-Law No. 1 of IMAX Corporation enacted on June 11, 2013. Incorporated by reference to Exhibit 3.2 to IMAX Corporation’s Form 8-K, dated June 11, 2013 (File No. 001-35066).

4.1	Shareholders’ Agreement, dated as of January 3, 1994, among WGIM Acquisition Corporation, the Selling Shareholders as defined therein, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., Bradley J. Wechsler, Richard L. Gelfond and Douglas Trumbull (the “Selling Shareholders’ Agreement”). Incorporated by referenced to Exhibit 4.1 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

4.2	Amendment, dated as of March 1, 1994, to the Selling Shareholders’ Agreement. Incorporated by reference to Exhibit 4.2 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

4.3	Registration Rights Agreement, dated as of February 9, 1999, by and among IMAX Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond. Incorporated by referenced to Exhibit 4.3 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

10.1	Stock Option Plan of IMAX Corporation, dated June 18, 2008. Incorporated by reference to Exhibit 10.1 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2010 (File No. 001-35066).

10.2	IMAX Corporation 2013 Long Term Incentive Plan. Incorporated by referenced to Exhibit 10.1 to IMAX Corporation’s Form 8-K, dated June 11, 2013 (File No. 001-35066).

10.3	IMAX Corporation Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2006 Incorporated by reference to Exhibit 10.2 to IMAX Corporation’s Form 10-K, for year ended December 31, 2012 (File No. 001-35066).

10.4	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.3 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

10.5	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.4 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

10.6	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.5 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

10.7	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Bradley, J. Wechsler. Incorporated by reference to Exhibit 10.6 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

*10.8	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Bradley J. Wechsler.

10.9	Services Agreement, dated December 11, 2008, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.8 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2008 (File No. 000-24216).

10.10	Services Agreement Amendment, dated February 14, 2011, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.9 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2010 (File No. 001-35066).

*10.11	Services Agreement Amendment dated April 1, 2013, between IMAX Corporation and Bradley J. Wechsler.

10.12	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.10 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

10.13	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.11 to IMAX Corporation’s Form 10-K for the year ended December 31, 2012 (File No. 001-35066).

10.14	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.12 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

10.15	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.13 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

*10.16	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Richard L. Gelfond.

10.17	Amended Employment Agreement, dated December 11, 2008, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.14 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2008 (File No. 000-24216).

10.18	Amended Employment Agreement, dated December 20, 2010, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.16 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2010 (File No. 001-35066).

10.19	Amended Employment Agreement, dated December 12, 2011, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.17 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

*10.20	Employment Renewal Term Sheet, dated December 20, 2013, between IMAX Corporation and Richard L. Gelfond.

10.21	Employment Agreement, dated March 9, 2006, between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.18 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

*10.22	First Amending Agreement, dated December 31, 2007, between IMAX Corporation and Greg Foster.

10.23	Second Amending Agreement, dated April 29, 2010, between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.31 to IMAX Corporation’s Form 10-Q, for the quarter ended June 30, 2010 (File No. 000-24216).

10.24	Third Amending Agreement, dated June 12, 2013, between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.21 to IMAX Corporation’s Form 10-Q, for the quarter ended June 30, 2013 (File No. 001-35066).

10.25	Employment Agreement, dated May 14, 2007, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to Exhibit 10.21 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

10.26	First Amending Agreement, dated May 14, 2009, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to IMAX Corporation’s Form 10-K, for the year ended December 31, 2009 (File No. 000-24216).

10.27	Second Amending Agreement, dated May 14, 2010, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to IMAX Corporation’s Form 10-Q, for the quarter ended June 30, 2010 (File No. 000-24216).

10.28	Third Amending Agreement, dated January 23, 2012, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to Exhibit 10.24 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

*10.29	Employment Agreement, dated January 31, 2012, between IMAX Corporation and Andrew Cripps.

*10.30	Employment Renewal Term Sheet, dated January 23, 2014, between IMAX Corporation and Andrew Cripps.

*10.31	Employment Agreement, dated May 17, 1999, between IMAX Corporation and Robert D. Lister.

*10.32	Letter Agreement, dated August 21, 2000 between IMAX Corporation and Robert D. Lister.

*10.33	Amended Employment Agreement, dated April 4, 2001 between IMAX Corporation and Robert D. Lister.

10.34	Second Amended Employment Agreement, dated January 1, 2004, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.17 to IMAX Corporation’s Registration Statement on Form S-4 (File No. 333-113141).

10.35	Third Amending Agreement, dated February 14, 2006, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.24 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2010 (File No. 001-35066).

*10.36	Fourth Amending Agreement, dated October 5, 2006, between IMAX Corporation and Robert D. Lister.

*10.37	Fifth Amending Agreement, dated December 31, 2007, between IMAX Corporation and Robert D. Lister.

10.38	Sixth Amending Agreement, dated December 31, 2009, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.25 to IMAX Corporation’s Form 10-K for the year ended December 31, 2009 (File No. 000-24216).

*10.39	Employment Renewal Term Sheet, dated January 23, 2014, between IMAX Corporation and Robert D. Lister.

10.40	Statement of Directors’ Compensation, dated June 5, 2012. Incorporated by reference to Exhibit 10.26 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2012 (File No. 001-35066).

10.41	Second Amended and Restated Credit Agreement, dated June 2, 2011 by and between IMAX Corporation, Wells Fargo Capital Finance Corporation and Export Development Canada. Incorporated by reference to Exhibit 10.37 to IMAX Corporation’s Form 10-Q, for the quarter ended June 20, 2011 (File No. 001-35066).

10.42	Third Amended and Restated Credit Agreement, dated February 7, 2013, by and between IMAX Corporation, the Guarantors referred to therein, the Lenders referred to therein, Wells Fargo Bank National Association and Wells Fargo Securities, LLC. Incorporated by reference to Exhibit 10.28 to IMAX Corporation’s Form 10-K, for year ended December 31, 2012 (File No. 001-35066).

*10.43	Securities Purchase Agreement, dated as of May 5, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust.

10.44	Amendment No. 1 to Securities Purchase Agreement, dated December 1, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust. Incorporated by reference to Exhibit 10.34 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2008 (File No. 000-24216).

*21	Subsidiaries of IMAX Corporation.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney of certain directors.

*31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated February 20, 2014, by Richard L. Gelfond.

*31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated February 20, 2014, by Joseph Sparacio.

*32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated February 20, 2014, by Richard L. Gelfond.

*32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated February 20, 2014, by Joseph Sparacio.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

By	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer

Date: February 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2014.

/s/ RICHARD L. GELFOND	/s/ JOSEPH SPARACIO	/s/ JEFFREY VANCE
Richard L. Gelfond Chief Executive Officer & Director (Principal Executive Officer)	Joseph Sparacio Executive Vice President & Chief Financial Officer (Principal Financial Officer)	Jeffrey Vance Senior Vice-President, Finance & Controller (Principal Accounting Officer)

*	*	*
Bradley J. Wechsler Chairman of the Board & Director	Neil S. Braun Director	Eric A. Demirian Director

*	*	*
David W. Leebron Director	Garth M. Girvan Director	Michael Lynne Director

*	*	*
Michael MacMillan Director	I. Martin Pompadur Director	Marc A. Utay Director

By	* /s/ JOSEPH SPARACIO
Joseph Sparacio
(as attorney-in-fact)

IMAX CORPORATION

Schedule II

Valuation and Qualifying Accounts

(In thousands of U.S. dollars)

	Balance at beginning of year	Additions/ (recoveries) charged to expenses	Other additions/ (deductions)(1)	Balance at end of year
Allowance for net investment in leases
Year ended December 31, 2011	$4,838	$1,521	$(4,526)	$1,833
Year ended December 31, 2012	$1,833	$(1,019)	$316	$1,130
Year ended December 31, 2013	$1,130	$(624)	$300	$806

Allowance for financed sale receivables
Year ended December 31, 2011	$66	$—	$250	$316
Year ended December 31, 2012	$316	$(109)	$(141)	$66
Year ended December 31, 2013	$66	$—	$171	$237

Allowance for doubtful accounts receivable
Year ended December 31, 2011	$1,988	$788	$(936)	$1,840
Year ended December 31, 2012	$1,840	$606	$(882)	$1,564
Year ended December 31, 2013	$1,564	$(35)	$(642)	$887

Deferred income tax valuation allowance
Year ended December 31, 2011	$7,929	$(1,264)	$(611)	$6,054
Year ended December 31, 2012	$6,054	$93	$(34)	$6,113
Year ended December 31, 2013	$6,113	$(341)	$(1,018)	$4,754

(1)	Deductions represent write-offs of amounts previously charged to the provision.