Form 10-Q
period 2014-03-31
IMAX CORP
filed 2014-04-24
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2014
Common stock, no par value	67,957,167

IMAX CORPORATION

IMAX CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) and expectations regarding the Company’s future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; the performance of IMAX DMR films; competitive actions by other companies; conditions in the in-home and out-of-home entertainment industries; the signing of theater system agreements; changes in laws or regulations; conditions, changes and developments in the commercial exhibition industry; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; risks related to the Company’s growth and operations in China; the failure to respond to change and advancements in digital technology; the Company’s largest customer accounting for a significant portion of the Company’s revenue and backlog; risks related to new business initiatives; the potential impact of increased competition in the markets within which the Company operates; risks related to the Company’s inability to protect the Company’s intellectual property; risks related to the Company’s implementation of an enterprise resource planning system; the failure to convert theater system backlog into revenue; risks related to the Company’s dependence on a sole supplier for its analog film; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, DMR®, IMAX nXos®, IMAX think big®, think big® and IMAX Is Believing®, are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Cash and cash equivalents	$29,692	$29,546
Accounts receivable, net of allowance for doubtful accounts of $838 (December 31, 2013 — $887)	59,942	73,074
Financing receivables	103,752	107,110
Inventories	13,798	9,825
Prepaid expenses	4,641	3,602
Film assets	6,714	7,076
Property, plant and equipment	141,875	132,847
Other assets	27,173	27,034
Deferred income taxes	24,402	24,259
Other intangible assets	27,230	27,745
Goodwill	39,027	39,027

Total assets	$478,246	$481,145

Liabilities
Accounts payable	$14,319	$19,396
Accrued and other liabilities	57,745	65,232
Deferred revenue	83,409	76,932

Total liabilities	155,473	161,560

Commitments and contingencies

Shareholders’ equity
Capital stock common shares — no par value. Authorized — unlimited number.
Issued and outstanding — 67,957,167 (December 31, 2013 — 67,841,233)	328,685	327,313
Other equity	38,216	36,452
Accumulated deficit	(42,472)	(43,051)
Accumulated other comprehensive loss	(1,656)	(1,129)

Total shareholders’ equity	322,773	319,585

Total liabilities and shareholders’ equity	$478,246	$481,145

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
		(note 18)
Revenues
Equipment and product sales	$6,354	$10,679
Services	28,872	26,656
Rentals	10,791	9,972
Finance income	2,180	1,984
Other	—	375

	48,197	49,666

Costs and expenses applicable to revenues
Equipment and product sales	3,719	5,059
Services	14,350	14,964
Rentals	3,720	3,453
Other	—	—

	21,789	23,476

Gross margin	26,408	26,190
Selling, general and administrative expenses (including share-based compensation expense of $3.2 million for the three months ended March 31, 2014 (2013 - $2.8 million))	21,312	19,661
Gain on curtailment of postretirement benefit plan	—	(2,185)
Research and development	3,599	3,634
Amortization of intangibles	402	364
Receivable provisions, net of recoveries	287	—

Income from operations	808	4,716
Interest income	16	13
Interest expense	(266)	(345)

Income from operations before income taxes	558	4,384
Provision for income taxes	(72)	(1,203)
Loss from equity-accounted investments, net of tax	(262)	(220)

Net income from continuing operations	224	2,961
Net income (loss) from discontinued operations, net of tax	355	(100)

Net income	$579	$2,861

Net income per share - basic & diluted:
Net income per share from continuing operations	$—	$0.04
Net income per share from discontinued operations	0.01	—

	$0.01	$0.04

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months
	Ended March 31,
	2014	2013
Net income	$579	$2,861

Unrealized net loss from cash flow hedging instruments	(810)	(302)
Realization of cash flow hedging net loss (gain) upon settlement	248	(130)
Foreign currency translation adjustments	(146)	(348)
Gain on curtailment of postretirement benefit plan	—	398
Amortization of defined benefit plan actuarial loss	—	111

Other comprehensive loss, before tax:	(708)	(271)
Income tax recovery related to other comprehensive loss	181	68

Other comprehensive loss, net of tax	(527)	(203)

Comprehensive income	$52	$2,658

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months
	Ended March 31,
	2014	2013
Cash provided by (used in):
Operating Activities
Net income	$579	$2,861
Net (income) loss from discontinued operations	(355)	100
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	7,555	8,591
Write-downs, net of recoveries	518	—
Change in deferred income taxes	(75)	904
Stock and other non-cash compensation	3,281	3,000
Gain on curtailment of postretirement benefit plan	—	(2,185)
Unrealized foreign currency exchange loss	646	189
Loss from equity-accounted investments	346	220
Investment in film assets	(1,888)	(3,866)
Changes in other non-cash operating assets and liabilities	2,755	(10,703)
Net cash provided by (used in) operating activities from discontinued operations	572	(100)

Net cash provided by (used in) operating activities	13,934	(989)

Investing Activities
Purchase of property, plant and equipment	(7,927)	(3,315)
Investment in joint revenue sharing equipment	(5,506)	(8,717)
Acquisition of other intangible assets	(287)	(778)

Net cash used in investing activities	(13,720)	(12,810)

Financing Activities
Common shares issued - stock options exercised	742	2,485
Settlement of restricted share units	(789)	—
Increase in bank indebtedness	—	12,000
Repayment of bank indebtedness	—	(5,000)
Credit facility amendment fees paid	—	(1,881)

Net cash (used in) provided by financing activities	(47)	7,604

Effects of exchange rate changes on cash	(21)	17

Increase (decrease) in cash and cash equivalents during the period	146	(6,178)

Cash and cash equivalents, beginning of period	29,546	21,336

Cash and cash equivalents, end of period	$29,692	$15,158

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands of U.S. dollars unless otherwise stated)

(Unaudited)

1. Basis of Presentation

IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), prepares its financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

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

The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). The Company has 10 film production companies that are VIEs. For 3 of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets of $0.4 million and total liabilities of $nil as at March 31, 2014 (December 31, 2013 — assets and liabilities of $nil, respectively). For the other 7 film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at March 31, 2014, these 7 VIEs have total assets of $5.3 million (December 31, 2013 — $5.2 million) and total liabilities of $5.3 million (December 31, 2013 — $5.2 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil for the three months ended March 31, 2014 (2013 — $nil). The carrying value of these investments in VIEs that are not consolidated is $nil at March 31, 2014 (December 31, 2013 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statement of operations. The Company’s exposure, which is determined based on the level of funding contributed by the Company and the development stage of the respective film, is $1.6 million at March 31, 2014 (December 31, 2013 — $1.5 million).

The Company accounts for investments in new business ventures using the guidance of ASC 323 “Investments – Equity Method and Joint Ventures” (“ASC 323”) or ASC 320 – “Investments in Debt and Equity Securities” (“ASC 320”), as appropriate. At March 31, 2014, the equity method of accounting is being utilized for investments with a total carrying value of $1.4 million (December 31, 2013 – $0.4 million). In 2013, the Company contributed $1.4 million, net of its share of costs, to a new business venture in the early-stage of start-up. In the first quarter of 2014, this new business venture was operational. The Company has determined it is not the primary beneficiary of these VIEs, and therefore these entities have not been consolidated. In addition, the Company has an investment in preferred stock of another business venture with a total cost of $1.5 million which meets the criteria for classification as a debt security under ASC 320 and is recorded at a total fair value of $1.0 million at March 31, 2014 (December 31, 2013 – $1.0 million). This investment is classified as an available-for-sale investment. The Company has invested $2.5 million in the preferred shares of an enterprise which meet the criteria for classification as an equity security under ASC 325 – “Investments – Others” (“ASC 325”) and accrued $0.5 million pertaining to warrants related to the respective investment (December 31, 2013 – investment of $2.5 million and $0.5 million pertaining to warrants). The total carrying value of investments in new business ventures at March 31, 2014 and December 31, 2013, is $5.4 million and $5.8 million, respectively, and is recorded in Other Assets.

All significant intercompany accounts and transactions, including all unrealized intercompany profits on transactions with equity-accounted investees, have been eliminated.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

These interim financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2013 Annual Report on Form 10-K for the year ended December 31, 2013 (“the 2013 Form 10-K”) which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company’s financial statements for the year ended December 31, 2013, except as noted below.

2. New Accounting Standards and Accounting Changes

The adoption of new accounting policies and recently issued FASB accounting standard codification updates were not material to the Company’s condensed consolidated financial statements for the period ended March 31, 2014.

3. Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	March 31,	December 31,
	2014	2013
Gross minimum lease payments receivable	$16,862	$17,475
Unearned finance income	(2,916)	(3,052)

Minimum lease payments receivable	13,946	14,423
Accumulated allowance for uncollectible amounts	(806)	(806)

Net investment in leases	13,140	13,617

Gross financed sales receivables	125,293	129,398
Unearned finance income	(34,193)	(35,669)

Financed sales receivables	91,100	93,729
Accumulated allowance for uncollectible amounts	(488)	(236)

Net financed sales receivables	90,612	93,493

Total financing receivables	$103,752	$107,110

Net financed sales receivables due within one year	$16,458	$17,335
Net financed sales receivables due after one year	$74,154	$76,158

As at March 31, 2014, the financed sale receivables had a weighted average effective interest rate of 10.0% (December 31, 2013 — 9.8%).

4. Inventories

	March 31,	December 31,
	2014	2013
Raw materials	$5,842	$4,321
Work-in-process	549	500
Finished goods	7,407	5,004

	$13,798	$9,825

At March 31, 2014, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $2.7 million (December 31, 2013 — $1.7 million).

During the three months ended March 31, 2014, the Company had write-downs for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of less than $0.1 million (2013 — $nil).

5. Property, Plant and Equipment

	As at March 31, 2014
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components	$161,135	$54,471	$106,664
Camera equipment	4,591	2,821	1,770

	165,726	57,292	108,434

Assets under construction	11,140	—	11,140

Other property, plant and equipment
Land	7,936	—	7,936
Buildings	15,948	10,552	5,396
Office and production equipment	27,865	19,534	8,331
Leasehold improvements	9,886	9,248	638

	61,635	39,334	22,301

	$238,501	$96,626	$141,875

	As at December 31, 2013
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components	$158,192	$51,537	$106,655
Camera equipment	4,591	2,736	1,855

	162,783	54,273	108,510

Assets under construction	8,055	—	8,055

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	15,832	10,410	5,422
Office and production equipment	27,190	18,707	8,483
Leasehold improvements	9,884	9,100	784

	54,499	38,217	16,282

	$225,337	$92,490	$132,847

6. Other Intangible Assets

	As at March 31, 2014
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$9,037	$5,868	$3,169
Licenses and intellectual property	19,990	3,654	16,336
Other	8,752	1,027	7,725

	$37,779	$10,549	$27,230

	As at December 31, 2013
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$8,774	$5,741	$3,033
Licenses and intellectual property	19,950	3,260	16,690
Other	8,843	821	8,022

	$37,567	$9,822	$27,745

Other intangible assets of $8.8 million are comprised mainly of the Company’s investment in an enterprise resource planning system. Fully amortized other intangible assets are still in use by the Company.

During the three months ended March 31, 2014, the Company acquired $0.2 million in other intangible assets. The weighted average amortization period for these additions was 10 years.

During the three months ended March 31, 2014, the Company incurred costs of less than $0.1 million to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses (2013 – less than $0.1 million).

As at March 31, 2014, estimated amortization expense for each of the years ended December 31, are as follows:

2014 (nine months remaining)	$2,181
2015	2,816
2016	2,632
2017	2,632
2018	2,632

7. Credit Facility

On February 7, 2013, the Company amended and restated the terms of its existing senior secured credit facility (the “Prior Credit Facility”). The amended and restated facility (the “Credit Facility”), with a scheduled maturity of February 7, 2018, has a maximum borrowing capacity of $200.0 million. The Prior Credit Facility had a maximum borrowing capacity of $110.0 million. Certain of the Company’s subsidiaries serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility. The Credit Facility is collateralized by a first priority security interest in substantially all of the present and future assets of the Company and the Guarantors. On March 14, 2014, the Company amended the terms of the Credit Facility (“Amendment No.1”) to obtain the consent the lenders named therein to allow it to enter into certain corporate transactions, including the recent sale of a 20% interest in IMAX China (Holding), Inc. (“IMAX China”). See note 17 for additional information.

Under the Company’s amended and restated facility (the “Credit Facility”), the effective interest rate for the three months ended March 31, 2014 for the revolving loan portion was nil as no amounts were outstanding during the period (2013 – 2.66%).

The Company was in compliance with all of the covenants under the Credit Facility at March 31, 2014.

Total amounts drawn and available under the Credit Facility at March 31, 2014 were $nil and $200.0 million, respectively (December 31, 2013 — $nil and $200.0 million, respectively).

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The settlement risk on its foreign currency forward contracts was $1.0 million at March 31, 2014 as the notional value exceeded the fair value of the forward contracts. As at March 31, 2014, the Company has $29.8 million of such arrangements outstanding.

Bank of Montreal Facility

As at March 31, 2014, the Company has available a $10.0 million facility (December 31, 2013 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at March 31, 2014, the Company has letters of credit and advance payment guarantees outstanding of $0.3 million (December 31, 2013 — $0.3 million) under the Bank of Montreal Facility.

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

(b) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”), seeking damages as a result of E-City’s breach of a September 2000 lease agreement. An arbitration hearing took place in November 2005 against E-City which considered all claims by the Company. On February 1, 2006, the ICC issued an award on liability finding unanimously in the Company’s favor on all claims. Further hearings took place in July 2006 and December 2006. On August 24, 2007, the ICC issued an award unanimously in favor of the Company in the amount of $9.4 million, consisting of past and future rents owed to the Company under its lease agreements, plus interest and costs. In the award, the ICC upheld the validity and enforceability of the Company’s theater system contract. The Company thereafter submitted its application to the arbitration panel for interest and costs. On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, plus an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid, which the Company is seeking to enforce and collect in full. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India. The Company has opposed that application on a number of grounds and seeks to have the ICC award recognized in India. On June 24, 2011, the Company commenced an application to the Ontario Superior Court of Justice for recognition of the final award. On December 2, 2011, the Ontario court issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application. On January 18, 2012, the Company filed an application in New York State Supreme Court seeking recognition of the Ontario order in New York. On April 11, 2012, the New York court issued an order granting the Company’s application leading to an entry of $15.5 million judgment in favor of the Company on May 4, 2012. On March 11, 2014, E-City moved the Court to vacate this judgment on the ground that the service of process was improper, and this motion is currently pending. On January 30, 2013, the Company filed another action in the New York Supreme Court seeking to collect the amount due under the New York judgment from certain entities and individuals affiliated with E-City. On June 13, 2013, the Bombay High Court ruled that it has jurisdiction over the proceeding but on November 19, 2013, the Supreme Court of India stayed proceedings in the High Court pending Supreme Court review of the High Court’s ruling. The defendants in the New York action have answered and objected to the Company’s petition, and they have moved to dismiss for improper service of process. The New York Court heard oral arguments on August 20, 2013 and April 3, 2014 and has taken the matter under advisement.

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

(d) A class action lawsuit was filed on September 20, 2006 in the Canadian Court against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit seeks $210.0 million in compensatory and punitive damages, as well as costs. For reasons released December 14, 2009, the Canadian Court granted leave to the plaintiffs to amend their statement of claim to plead certain claims pursuant to the Securities Act (Ontario) against the Company and certain individuals (“the Defendants”) and granted certification of the action as a class proceeding. These are procedural decisions, and do not contain any conclusions binding on a judge at trial as to the factual or legal merits of the claim. Leave to appeal those decisions was denied. In March 2013, the Defendants obtained an Order enforcing the settlement Order in the parallel class action in the United States in this Canadian class action lawsuit, with the result that the class in this case was reduced in size by approximately 85%. A motion by the Plaintiffs to appeal that Order was dismissed. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors’ and officers’ insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits, exclusions and deductibles.

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

(f) The Company is also involved in litigation against Gary Tsui (“Tsui”) and related parties in both Canada and China based on Tsui’s theft and use of the Company’s trade secrets. The Company filed a lawsuit against Tsui and other related individuals and entities in the Ontario Superior Court of Justice on December 8, 2009, through which the Company sought injunctive relief to prohibit Tsui from disclosing or using the Company’s confidential and proprietary information and from competing with the Company. The Company is also seeking compensatory and punitive damages. The Ontario Court awarded the injunctive relief sought by the Company on December 22, 2009. On April 30, 2013, a warrant was issued for Tsui’s arrest based on his refusal to comply with the orders of the Ontario court, including with respect to the continued use of the Company’s trade secrets. The Ontario action is to proceed to trial in mid-2014, though all of Tsui’s defenses were stricken by the Ontario court in a January 2012 contempt order. The Company also initiated suits against Tsui in Beijing No. 1 Intermediate People’s Court in Beijing, China on February 16, 2013 and December 3, 2013, seeking relief similar to that sought in the Ontario action. The actions in Canada and China remain ongoing.

(g) In March 2013, IMAX (Shanghai) Multimedia Technology Co., Ltd., the Company’s wholly-owned subsidiary in China, received notice from the Shanghai office of the General Administration of Customs that it had been selected for a customs audit. The Company is unable to assess the potential impact, if any, of the audit at this time.

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

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the condensed consolidated balance sheets:

	March 31,	December 31,
	2014	2013
Balance at the beginning of period	$7	$32
Warranty redemptions	(1)	(77)
Warranties issued	5	52

Balance at the end of period	$11	$7

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheets as at March 31, 2014 and December 31, 2013 with respect to this indemnity.

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

The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs and direct advertising and marketing, included in costs and expenses applicable to revenues-equipment and product sales, totaled $0.2 million for the three months ended March 31, 2014 (2013 — $0.3 million).

Film exploitation costs, including advertising and marketing, totaled $1.3 million for the three months ended March 31, 2014 (2013 — $1.0 million) and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled less than $0.1 million for the three months ended March 31, 2014 (2013 — less than $0.1 million). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $0.2 million for the three months ended March 31, 2014 (2013 — $0.2 million).

(b)	Foreign Exchange

Included in selling, general and administrative expenses for the three months ended March 31, 2014 is a loss of $0.7 million (2013 — loss of less than $0.1 million), for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities. See note 15(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 39 exhibitors for a total of 649 theater systems, of which 388 theaters were operating as at March 31, 2014, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m) of the Company’s 2013 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Rentals revenue and for the three months ended March 31, 2014 amounted to $10.9 million (2013 — $9.4 million).

IMAX DMR

In an IMAX DMR arrangement, the Company transforms conventional motion pictures into the Company’s large screen format, allowing the release of Hollywood content to the global IMAX theater network. In a typical IMAX DMR film arrangement, the Company will absorb its costs for the digital re-mastering and then recoup this cost from a percentage of the gross box-office receipts of the film, which generally range from 10-15%. The Company does not typically hold distribution rights or the copyright to these films.

For the three months ended March 31, 2014, 18 IMAX DMR films were exhibited throughout the IMAX theater network. The Company has entered into arrangements with film producers to convert 10 additional films, which are expected to be released during the remainder of 2014, the terms of which are substantially similar in nature, rights and obligations. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m) of the Company’s 2013 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three months ended March 31, 2014 amounted to $15.2 million (2013 — $14.4 million).

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

The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) and 2(m) of the Company’s 2013 Form 10-K.

As at March 31, 2014, the Company has one significant co-produced film arrangement which represents the VIE total assets and liabilities balance of $5.3 million and 6 other co-produced film arrangements, the terms of which are similar.

For the three months ended March 31, 2014, amounts totaling $0.5 million (2013 — $1.1 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

10. Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Three Months
	Ended March 31,
	2014	2013
Decrease (increase) in:
Accounts receivable	$13,011	$(6,353)
Financing receivables	3,191	(2,011)
Inventories	(4,032)	(1,643)
Prepaid expenses	(1,829)	(949)
Commissions and other deferred selling expenses	(802)	(37)
Insurance recoveries	(50)	(88)
Other assets	(180)	(298)
Increase (decrease) in:
Accounts payable	(5,077)	2,245
Accrued and other liabilities(1)	(7,954)	(3,978)
Deferred revenue	6,477	2,409

	$2,755	$(10,703)

(1)	Change in accrued and other liabilities for the three months ended March 31, 2014 includes payments of $nil for variable stock-based compensation (2013 - $1.0 million).

(b) Cash payments made on account of:

	Three Months
	Ended March 31,
	2014	2013
Income taxes	$2,526	$173

Interest	$—	$246

(c) Depreciation and amortization are comprised of the following:

	Three Months
	Ended March 31,
	2014	2013
Film assets	$2,373	$3,468
Property, plant and equipment
Joint revenue sharing arrangements	2,881	2,858
Other property, plant and equipment	1,283	1,338
Other intangible assets	727	689
Other assets	160	140
Deferred financing costs	131	98

	$7,555	$8,591

(d) Write-downs, net of recoveries, are comprised of the following:

	Three Months
	Ended March 31,
	2014	2013
Property, plant and equipment	$224	$—
Financing receivables	167	—
Accounts receivable	120	—
Inventories	7	—

	$518	$—

11. Income Taxes

(a)	Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. During the quarter ended March 31, 2014, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings.

As at March 31, 2014, the Company had net deferred income tax assets after valuation allowance of $24.4 million (December 31, 2013 — $24.3 million), which consists of a gross deferred income tax asset of $29.2 million (December 31, 2013 — $29.1 million), against which the Company is carrying a $4.8 million valuation allowance (December 31, 2013 — $4.8 million).

(b)	Income Tax Effect on Comprehensive Income

The income tax benefit (expense) related to the following items included in the Company’s other comprehensive loss are:

	Three Months
	Ended March 31,
	2014	2013
Unrealized change in cash flow hedging instruments	$83	$77
Realized change in cash flow hedging instruments upon settlement	65	33
Foreign currency translation adjustments	33	87
Amortization of actuarial loss on defined benefit plan	—	(29)
Gain on curtailment of postretirement benefit plan	—	(100)

	$181	$68

12. Capital Stock

(a)	Stock-Based Compensation

The compensation costs recorded in the condensed consolidated statement of operations for these plans were $3.2 million for the three months ended March 31, 2014 (2013 —$2.8 million).

As at March 31, 2014, the Company has reserved a total of 10,380,973 (December 31, 2013 — 10,530,723) common shares for future issuance under the Company’s Stock Option Plan (“SOP”) and the IMAX 2013 Long-Term Incentive Plan (“IMAX LTIP”). Of the common shares reserved for issuance, there are options in respect of 6,984,862 common shares and RSUs in respect of 657,960 common shares outstanding at March 31, 2014. At March 31, 2014, options in respect of 4,006,707 common shares were vested and exercisable.

Stock Option Plan

The Company recorded an expense of $2.2 million for the three months ended March 31, 2014 (2013 — $2.3 million) related to stock option grants issued to employees and directors in the IMAX LTIP and SOP plans. An income tax benefit is recorded in the condensed consolidated statements of operations of $0.4 million for these costs.

The weighted average fair value of all stock options, granted to employees and directors for the three months ended March 31, 2014 at the grant date was $8.33 per share (2013 — $6.54 per share). The following assumptions were used to estimate the average fair value of the stock options:

	Three Months
	Ended March 31,
	2014	2013
Average risk-free interest rate	2.50%	1.36%
Expected option life (in years)	4.48 - 5.82	4.62
Expected volatility	37.5%	40%
Annual termination probability	0% - 8.40%	8.52%
Dividend yield	0%	0%

Stock options to Non-Employees

There were no common share options issued to non-employees during the three months ended March 31, 2014 and 2013.

As at March 31, 2014, non-employee stock options outstanding amounted to 76,751 stock options (2013 — 115,001) with a weighted average exercise price of $15.67 (2013 — $14.20). 40,276 stock options (2013 — 39,209) were exercisable with an average weighted exercise price of $11.33 (2013 — $10.37) and the vested stock options have an aggregate intrinsic value of $0.7 million (2013 — $0.6 million).

For the three months ended March 31, 2014, the Company recorded a charge of less than $0.1 million (2013 — $0.1 million) to cost and expenses related to revenues – services and selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is an accrual of $0.1 million for non-employee stock options (December 31, 2013 – $0.1 million).

China Long Term Incentive Plan (“China LTIP”)

Each stock option issued under the China LTIP represents an opportunity to participate economically in the future growth and value creation of the subsidiary. The China LTIP options issued by the subsidiary (“China Options”) operate in tandem with options granted to certain employees of the subsidiary under the Company’s SOP and IMAX LTIP (“Tandem Options”).

In 2012, an aggregate of 146,623 Tandem Options were granted to certain employees in conjunction with China Options with an average price of $22.39 per share in accordance with the China LTIP. During the three months ended March 31, 2014, an additional 6,021 Tandem Options were granted in conjunction with China Options with an average price of $27.20 per share. The Tandem Options have a maximum contractual life of 7 years. As at March 31, 2014, there were 152,644 (December 31, 2013 — 146,623) outstanding and unvested Tandem Options issued under the China LTIP with a weighted average exercise price of $22.58 per share (December 31, 2013 — $22.39 per share). The weighted average fair value of the Tandem Options granted during the three months ended March 31, 2014 was $7.02 per share. The total fair value of the Tandem Options granted with respect to the China LTIP was $1.6 million. The Company is recognizing this expense over a 5 year period. If a performance event occurs, including upon the occurrence of a qualified initial public offering or upon a change in control on or prior to the fifth anniversary of the grant date, the 152,644 Tandem Options issued forfeit immediately and the related charge would be reversed. There were no option awards issued under the China LTIP during the three months ended March 31, 2013.

The Company has recorded an expense of $0.1 million for the three months ended March 31, 2014 (March 31, 2013 — $0.1 million) related to Tandem Options issued under the China LTIP.

Stock Option Summary

The following table summarizes certain information in respect of option activity under the SOP and IMAX LTIP for the three month periods ended March 31:

			Weighted Average Exercise
	Number of Shares		Price Per Share
	2014	2013	2014	2013
Options outstanding, beginning of period	6,263,121	7,441,068	$21.11	$18.48
Granted	828,353	178,112	27.44	25.44
Exercised	(100,612)	(383,651)	7.37	6.48
Forfeited	—	(21,750)	—	26.49
Cancelled	(6,000)	(1,250)	31.73	29.49

Options outstanding, end of period	6,984,862	7,212,529	22.05	19.27

Options exercisable, end of period	4,006,707	3,507,692	19.65	16.57

The Company cancelled 6,000 stock options from its SOP (2013 — 1,250) surrendered by Company employees during the three months ended March 31, 2014.

As at March 31, 2014, 6,632,982 options were fully vested or are expected to vest with a weighted average exercise price of $21.87, aggregate intrinsic value of $40.8 million and weighted average remaining contractual life of 4.9 years. As at March 31, 2014, options that are exercisable have an intrinsic value of $33.7 million and a weighted average remaining contractual life of 4.4 years. The intrinsic value of options exercised in the three months ended March 31, 2014 was $2.1 million (2013 — $7.2 million).

Restricted Share Units

RSUs have been granted to employees, consultants and directors under the IMAX LTIP. Each RSU represents a contingent right to receive one common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date. The Company recorded an expense of $0.9 million for the three month period ended March 31, 2014 (2013 — $nil), related to RSU grants issued to employees and directors in the plan. The annual termination probability assumed for the three months ended March 31, 2014, ranged from 0% to 9.46%. In addition, the Company recorded an expense of less than $0.1 million for the three months ended March 31, 2014 (2013 — $nil), related to RSU grants issued to certain advisors and strategic partners of the Company.

During the three months ended March 31, 2014, in connection with the vesting of RSUs, the Company delivered 43,138 Common Shares to IMAX LTIP participants, of which 15,322 Common Shares were issued from treasury and 27,816 Common Shares were purchased in the open market by the IMAX LTIP trustee.

Total stock-based compensation expense related to non-vested RSU’s not yet recognized at March 31, 2014 and the weighted average period over which the awards are expected to be recognized is $14.6 million and 3.3 years. The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was $0.4 million for the three months ended March 31, 2014.

RSUs granted under the IMAX LTIP vest between one and four years from the date granted. Vesting of the RSUs is subject to continued employment or service with the Company.

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP for the three months ended March 31, 2014:

	Number of Awards	Weighted Average Grant Date Fair Value
RSUs outstanding, beginning of period	264,140	$26.14
Granted	436,958	27.59
Vested and settled	(43,138)	26.28

RSUs outstanding, end of period	657,960	27.10

Stock Appreciation Rights

There have been no stock appreciation rights (“SARs”) granted since 2007. As at March 31, 2014 and December 31, 2013, no SARs were outstanding. During the first quarter of 2013, 50,000 SARs were cash settled for $1.0 million. The average exercise price for the settled SARs for the three months ended March 31, 2013 was $6.86 per SAR. None of the SARs were forfeited, cancelled, or expired for the three months ended March 31, 2013. The Company recorded an expense of $0.4 million for the three months ended March 31, 2013 to selling, general and administrative expenses related to these SARs.

(b)	Income Per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months Ended March 31,
	2014	2013
Net income applicable to common shareholders	$579	$2,861

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	67,841	66,482
Weighted average number of shares issued during the period	67	164

Weighted average number of shares used in computing basic income per Share	67,908	66,646
Assumed exercise of stock options and RSUs, net of shares assumed repurchased	1,413	2,044

Weighted average number of shares used in computing diluted income per Share	69,321	68,690

The calculation of diluted earnings per share excludes 4,499,145 shares that are issuable upon exercise of RSUs and stock options of 276,275 and 4,222,870, respectively, as the impact of these exercises would be antidilutive.

(c)	Shareholders’ Equity

The following summarizes the movement of Shareholders’ Equity for the three months ended March 31, 2014:

Balance as at December 31, 2013	$319,585
Net income	579
Adjustments to capital stock:
Issuance of common shares for stock options exercised	742
Issuance of common shares for vested RSUs	402
Stock options exercised	228
Adjustments to other equity:
Employee stock options granted	2,250
Stock options exercised	(228)
RSUs granted	914
RSUs vested	(1,192)
Excess tax benefits from RSUs	20
Adjustments to accumulated other comprehensive loss:
Unrealized net loss from cash flow hedging instruments	(810)
Realization of cash flow hedging net loss upon settlement	248
Foreign currency translation adjustment	(146)
Tax effect of movement in other comprehensive loss	181

Balance as at March 31, 2014	$322,773

13. Segmented Information

The Company has seven reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; and other. The IMAX systems segment designs, manufactures, sells or leases IMAX theater projection system equipment. The theater system maintenance segment maintains IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment provides IMAX theater projection system equipment to an exhibitor in exchange for a share of the box-office and concession revenues. The film production and IMAX DMR segment produces films and performs film re-mastering services. The film distribution segment distributes films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The Company refers to all theaters using the IMAX theater system as “IMAX theaters”. The other segment includes certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2013 Form 10-K.

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

Transactions between the other segments are not significant.

	Three Months
	Ended March 31,
	2014	2013
Revenue(1)
IMAX theater systems
IMAX systems	$7,760	$12,738
Theater system maintenance	8,195	7,789
Joint revenue sharing arrangements	10,856	9,376

	26,811	29,903

Films
Production and IMAX DMR	15,185	14,355
Distribution	1,463	2,487
Post-production	3,226	1,141

	19,874	17,983

Other	1,512	1,780

Total	$48,197	$49,666

Gross margins
IMAX theater systems
IMAX systems(2)	$4,773	$8,191
Theater system maintenance	3,001	3,054
Joint revenue sharing arrangements(2)	7,283	6,159

	15,057	17,404

Films
Production and IMAX DMR(2)	11,074	9,213
Distribution(2)	190	203
Post-production	525	(432)

	11,789	8,984

Other	(438)	(198)

Total	$26,408	$26,190

(1)	The Company’s largest customer represents 16.2% of total revenues for the three months ended March 31, 2014 (2013 — 13.1%).
(2)	IMAX systems include marketing and commission costs of $0.2 million for the three months ended March 31, 2014 (2013 — $0.3 million). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $0.2 million for the three months ended March 31, 2014 (2013 — $0.2 million). Production and DMR segment margins include marketing costs of $1.1 million for the three months ended March 31, 2014 (2013 — $0.9 million). Distribution segment margins include marketing costs of $0.2 million for the three months ended March 31, 2014 (2013 — $0.1 million).

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Three Months
	Ended March 31,
	2014	2013
Revenue
United States	$19,684	$21,335
Canada	2,125	1,749
Greater China	10,509	11,027
Western Europe	4,996	3,390
Asia (excluding Greater China)	4,286	3,991
Russia and the CIS	2,346	4,939
Latin America	2,256	1,420
Rest of the World	1,995	1,815

Total	$48,197	$49,666

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) classifications comprise more than 10% of the total revenue.

14. Employee’s Pension and Postretirement Benefits

(a)	Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan (the “SERP”) covering Richard L. Gelfond, Chief Executive Officer (“CEO”) of the Company and Bradley J. Wechsler, Chairman of the Company’s Board of Directors.

The following table provides disclosure of the pension obligation for the SERP:

	As at	As at
	March 31,	December 31,
	2014	2013
Obligation, beginning of period	$18,284	$20,366
Interest cost	66	195
Actuarial gain	—	(2,277)

Obligation, end of period and unfunded status	$18,350	$18,284

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended March 31,
	2014	2013
Interest cost	$66	$49
Amortization of actuarial loss	—	111

Pension expense	$66	$160

No contributions are expected to be made for the SERP during 2014. The Company expects interest costs of $0.2 million to be recognized as a component of net periodic benefit cost during the remainder of 2014.

The accumulated benefit obligation for the SERP was $18.4 million at March 31, 2014 (December 31, 2013 - $18.3 million).

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2014 (nine months remaining)	$—
2015	—
2016	—
2017	19,228
2018	—
Thereafter	—

$19,228

(b)	Defined Contribution Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three months ended March 31, 2014, the Company contributed and expensed an aggregate of $0.3 million (2013 — $0.3 million) to its Canadian plan and an aggregate of $0.1 million (2013 — $0.1 million) to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits - Executives

The Company has an unfunded postretirement plan for Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at March 31, 2014 is $0.4 million (December 31, 2013 — $0.4 million). The Company has expensed less than $0.1 million for the three months ended March 31, 2014 (2013 — less than $0.1 million).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2014 (nine months remaining)	$20
2015	22
2016	24
2017	29
2018	33
Thereafter	269

$397

(d)	Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees upon meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. The postretirement benefits obligation as at March 31, 2014 is $2.3 million (December 31, 2013 — $2.3 million). The Company has expensed less than $0.1 million for the three months ended March 31, 2014 (2013 — less than $0.1 million).

In the first quarter of 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company recognized a pre-tax curtailment gain in 2013 of $2.2 million (included in selling, general and administrative expenses) and a reduction in the postretirement liability of $2.6 million.

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2014 (nine months remaining)	$76
2015	89
2016	99
2017	110
2018	116
Thereafter	1,856

$2,346

15. Financial Instruments

(a)	Financial Instruments

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

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at March 31, 2014		As at December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Net financed sales receivable	$90,612	$89,244	$93,493	$92,043
Net investment in sales-type leases	$13,140	$12,747	$13,617	$13,214
Available-for-sale investment	$1,000	$1,000	$1,000	$1,000
Foreign exchange contracts — designated forwards	$(983)	$(983)	$(421)	$(421)

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2014 and December 31, 2013, respectively.

The fair value of the Company’s available-for-sale investment is determined using the present value of expected cash flows based on projected earnings and other information readily available from the business venture (Level 3 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2014 and December 31, 2013, respectively. The discounted cash flow valuation technique is based on significant unobservable inputs of revenue and expense projections, appropriately risk weighted, as the investment is in a start-up entity. The significant unobservable inputs used in the fair value measurement of the Company’s available-for-sale investment are long-term revenue growth and pretax operating margin. A significant increase (decrease) in any of those inputs in isolation would result in a lower or higher fair value measurement.

The fair value of foreign currency derivatives is determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2014 and December 31, 2013, respectively. These identical instruments are traded on a closed exchange.

There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2014 or 2013. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The table below sets forth a summary of changes in the fair value of the Company’s available-for-sale investment measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period:

	Available For Sale Investments
	2014	2013
Beginning balance, January 1,	$1,000	$1,350
Transfers into/out of Level 3	—	—
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Change in other comprehensive income	—	—
Purchases, issuances, sales and settlements	—	—

Ending balance, March 31,	$1,000	$1,350

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—

There were no transfers in or out of the Company’s level 3 assets during the three months ended March 31, 2014.

(c)	Financing Receivables

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

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at March 31, 2014			As at December 31, 2013
	Minimum	Financed		Minimum	Financed
	Lease	Sales		Lease	Sales
	Payments	Receivables	Total	Payments	Receivables	Total
In good standing	$11,867	$89,113	$100,980	$12,318	$89,017	$101,335
Credit watch	410	571	981	420	3,895	4,315
Pre-approved transactions	258	555	813	288	—	288
Transactions suspended	1,411	861	2,272	1,397	817	2,214

	$13,946	$91,100	$105,046	$14,423	$93,729	$108,152

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at March 31, 2014		As at December 31, 2013
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance
Net investment in leases	$1,411	$(606)	$1,684	$(606)
Net financed sales receivables	861	(488)	817	(236)

	$2,272	$(1,094)	$2,501	$(842)

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

The Company’s aged financing receivables are as follows:

	As at March 31, 2014
					Related			Recorded
	Accrued			Billed	Unbilled	Total		Investment
	And			Financing	Recorded	Recorded	Related	Net of
	Current	30-89 Days	90+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$278	$277	$929	$1,484	$12,462	$13,946	$(806)	$13,140
Net financed sales receivables	2,449	1,799	3,543	7,791	83,309	91,100	(488)	90,612

Total	$2,727	$2,076	$4,472	$9,275	$95,771	$105,046	$(1,294)	$103,752

	As at December 31, 2013
					Related			Recorded
	Accrued			Billed	Unbilled	Total		Investment
	And			Financing	Recorded	Recorded	Related	Net of
	Current	30-89 Days	90+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$444	$218	$841	$1,503	$12,920	$14,423	$(806)	$13,617
Net financed sales receivables	2,502	1,211	3,018	6,731	86,998	93,729	(236)	93,493

Total	$2,946	$1,429	$3,859	$8,234	$99,918	$108,152	$(1,042)	$107,110

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at March 31, 2014
					Related		Recorded
	Accrued			Billed	Unbilled		Investment
	And			Financing	Recorded	Related	Past Due
	Current	30-89 Days	90+ Days	Receivables	Investment	Allowance	and Accruing
Net investment in leases	$180	$161	$291	$632	$4,182	$(200)	$4,614
Net financed sales receivables	424	473	1,429	2,326	15,680	—	18,006

Total	$604	$634	$1,720	$2,958	$19,862	$(200)	$22,620

	As at December 31, 2013
					Related		Recorded
	Accrued			Billed	Unbilled		Investment
	And			Financing	Recorded	Related	Past Due
	Current	30-89 Days	90+ Days	Receivables	Investment	Allowance	and Accruing
Net investment in leases	$168	$108	$205	$481	$4,865	$(200)	$5,146
Net financed sales receivables	450	469	2,056	2,975	19,282	—	22,257

Total	$618	$577	$2,261	$3,456	$24,147	$(200)	$27,403

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

	Impaired Financing Receivables
	For the Three Months Ended March 31, 2014
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$525	335	(488)	528	—

Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—

Total recorded investment in impaired loans:

Net financed sales receivables	$525	$335	$(488)	$528	$—

	Impaired Financing Receivables
	For the Three Months Ended March 31, 2013
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$188	224	(66)	181	—

Recorded investment for which there is no related allowance:
Net financed sales receivables	369	31	—	372	22

Total recorded investment in impaired loans:

Net financed sales receivables	$557	$255	$(66)	$553	$22

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables is as follows:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Net Investment	Net Financed	Net Investment	Net Financed
	in Leases	Sales Receivables	in Leases	Sales Receivables
Allowance for credit losses:

Beginning balance	$806	$236	$1,130	$66
Charge-offs	—	—	—	—
Provision	—	252	—	—

Ending balance	$806	$488	$1,130	$66

Ending balance: individually evaluated for impairment	$806	$488	$1,130	$66

Financing receivables:

Ending balance: individually evaluated for impairment	$13,946	$91,100	$14,101	$83,299

(d)	Foreign Exchange Risk Management

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

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at March 31, 2014 (the “Foreign Currency Hedges”), with settlement dates throughout 2015. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The Company currently does not hold any derivatives which are not designated as hedging instruments and therefore no gain or loss pertaining to an ineffective portion has been recognized.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value foreign exchange contracts as at:

	March 31,	December 31,
	2014	2013
Derivatives designated as hedging instruments:
Foreign exchange contracts – Forwards	$29,799	$23,555

Fair value of derivatives in foreign exchange contracts as at:

		March 31,	December 31,
	Balance Sheet Location	2014	2013
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$1	$—
Foreign exchange contracts — Forwards	Accrued and other liabilities	(984)	(421)

		$(983)	$(421)

Derivatives in Foreign Currency Hedging relationships for the three months ended March 31:

		2014	2013
Foreign exchange contracts – Forwards	Derivative Loss Recognized in OCI (Effective Portion)	$(810)	$(302)

	Location of Derivative (Loss)
	Gain Reclassified from AOCI
	into Income (Effective Portion)	2014	2013
Foreign exchange contracts – Forwards	Selling, general and administrative expenses	$(248)	$130

(e)	Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 or FASB ASC 320, as appropriate. As at March 31, 2014, the equity method of accounting is being utilized for investments with a total carrying value of $1.4 million (December 31, 2013 — $0.4 million). In 2013, the Company contributed $1.4 million, net of its share of costs, to a new business venture in the early-stage of start-up. In the first quarter of 2014, this new business venture was operational. For the three months ended March 31, 2014, gross revenues, cost of revenue and net loss for these investments were $0.9 million, $0.9 million and $0.8 million, respectively (2013 — $3.4 million, $5.5 million and $2.2 million, respectively). The difference between the Company’s investment balance and the amount of underlying equity in net assets owned by the Company amounts to $0.4 million and relates to goodwill. The Company has determined it is not the primary beneficiary of these VIEs, and therefore these entities have not been consolidated. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under the FASB ASC 320 and is recorded at its fair value of $1.0 million at March 31, 2014 (December 31, 2013 — $1.0 million). This investment is classified as an available-for-sale investment. The Company has invested $2.5 million in the preferred shares of an enterprise which meet the criteria for classification as an equity security under ASC 325 – “Investments – Others” (“ASC 325”) and accrued $0.5 million pertaining to warrants related to the respective investment (December 31, 2013 – investment of $2.5 million and $0.5 million pertaining to warrants). There has been no change in the value of this investment. The total carrying value of investments in new business ventures at March 31, 2014 is $5.4 million (December 31, 2013 — $5.8 million) and is recorded in Other Assets.

16. Discontinued Operations

(a)	Nyack Theater

On January 30, 2014, the Company’s lease with respect to its owned and operated Nyack IMAX Theater ended and the Company has decided not to renew the respective lease. The transactions of the Company’s owned and operated Nyack theater are reflected as a discontinued operation.

(b)	Operating Results for Discontinued Operations

	Three Months Ended March 31,
	2014	2013
Services revenue	$35	$203
Services cost of sales applicable to revenues (1)	537	(354)
Tax (expense) recovery	(217)	51

Net income (loss) from discontinued operations	$355	$(100)

(1)	Upon the expiration of the lease, lease inducements contingent upon the completion of the full term of the lease were recognized as a reduction in rent expense of $0.8 million (2013 - $nil).

17. Subsequent Event

On April 8, 2014, the Company announced the investment in its Greater China business by CMC Capital partners (“CMC”), an investment fund that is focused on media and entertainment, and FountainVest Partners (“FountainVest”), a China-focused private equity firm. The IMAX China investment provides for the sale and issuance of 20% of the shares in IMAX China to entities owned and controlled by CMC and FountainVest, with the intent of further strengthening the Company’s competitive position in China.

The sale price for the interest is $80.0 million, to be paid by the investors in two equal installments. The first installment was received on April 8, 2014, and the second installment is due in February 2015. IMAX China remains a consolidated subsidiary of the Company. Beginning in the second quarter of 2014, the Company’s condensed consolidated financial statements will include the non-controlling interest in the net income of IMAX China resulting from this transaction and the net proceeds will be classified as redeemable non-controlling interest in temporary equity.

The Shareholders’ agreement contains restrictions on the transfer of IMAX China’s common shares, certain provisions related to the composition of IMAX China’s shares and put and call rights relating to change of control of the company.

18. Prior Periods’ Figures

Certain of the prior periods’ figures have been reclassified to conform to the current period’s presentation.

IMAX CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.” IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as such, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. As of March 31, 2014 there were 840 IMAX theater systems (707 commercial multiplexes, 18 commercial destinations, 115 institutional) operating in 57 countries. This compares to 738 theater systems (606 commercial multiplexes, 19 commercial destinations, 113 institutional) operating in 53 countries as of March 31, 2013.

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

As a result of the immersiveness and superior image and sound quality of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for IMAX DMR films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX DMR films, generates incremental box-office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box office generated by IMAX DMR films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood blockbuster films. Driven by the advent of digital technology that reduced the IMAX DMR conversion time and with the strengthening of the Company’s relationships with the major studios, the number of IMAX DMR films released to the theater network has increased year over year. The Company expects to release a similar number of IMAX DMR films in 2014 as compared to 2013.

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

The Company is undertaking new lines of business, particularly in the area of in-home theater entertainment. In 2013, the Company announced two new initiatives in the area of in-home entertainment, including a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater system and an investment in PRIMA Cinema Inc., a developer of a proprietary system that transmits current theatrical releases for home viewing. The Company and TCL expect to launch the new home theater system, which will incorporate components of IMAX’s projection and sound technology adapted for a broader home environment as well as PRIMA technology, in China and other select global markets in 2015. The Company also recently began marketing and selling the IMAX Private Theatre, a cinema-grade, ultra-premium home theater system.

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

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network, which has grown by approximately 306% since the beginning of 2008. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box-office. The Company funds its joint revenue sharing arrangements through cash flows from operations and the Company’s credit facility. As at March 31, 2014, the Company had 388 theaters in operation under joint revenue sharing arrangements, a 21.6% increase as compared to the 319 joint revenue sharing arrangements open as at March 31, 2013. The Company also had contracts in backlog for an additional 261 theaters under joint revenue sharing arrangements as at March 31, 2014.

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

Other Theater Revenues

The Company derives a small portion of its revenues from other sources. As at March 31, 2014, the Company had three owned and operated theaters (December 31, 2013 – four owned and operated theaters). On January 30, 2014, the Company discontinued the operations of one of these owned and operated theaters in Nyack, New York. In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to two theaters. The Company also rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers. Additionally, the Company generates revenues from the sale of after-market parts and 3D glasses.

Revenue from theater system arrangements is recognized at a different time from when cash is collected. See “Critical Accounting Policies” in Item 7 of the Company’s 2013 Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) for further discussion on the Company’s revenue recognition policies.

IMAX Theater Network

The following table outlines the breakdown of the theater network by type and geographic location as at March 31:

	2014 Theater Network Base				2013 Theater Network Base
	Commercial	Commercial			Commercial	Commercial
	Multiplex	Destination	Institutional	Total	Multiplex	Destination	Institutional	Total
United States	320	5	53	378	292	6	56	354
Canada	35	2	8	45	33	2	7	42
Greater China(1)	151	—	23	174	113	—	20	133
Asia (excluding Greater China)	62	3	7	72	52	3	7	62
Western Europe	49	7	11	67	41	7	11	59
Russia & the CIS	40	—	—	40	34	—	—	34
Latin America(2)	26	—	11	37	19	—	10	29
Rest of the World	24	1	2	27	22	1	2	25

Total	707	18	115	840	606	19	113	738

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

As of March 31, 2014, 50.4% of IMAX systems in operation were located in the United States and Canada compared to 53.7% as at March 31, 2013. The commercial exhibitor market in the United States and Canada represents an important customer base for the Company in terms of both collections under existing arrangements and potential future theater system contracts. The Company has targeted these operators for the sale or sales-type lease of its IMAX digital projection system, as well as for joint revenue sharing arrangements. While the Company is pleased with its progress in the U.S. and Canadian exhibitor markets, there is no assurance that the Company’s progress in these markets will continue, particularly as a higher percentage of these markets are penetrated. To minimize the Company’s credit risk in this area, the Company retains title to the underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

The Company believes that over time its commercial multiplex theater network could grow to approximately 1,700 IMAX theaters worldwide from 707 commercial multiplex IMAX theaters operating as of March 31, 2014. While the Company continues to grow in the United States and Canada, it believes that the majority of its future growth will come from underpenetrated, international markets. As at March 31, 2014, 49.6% of all IMAX systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 46.3% as at March 31, 2013. Risks associated with the Company’s international business are outlined in Risk Factors – “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2013 Form 10-K.

Greater China continues to be the Company’s second-largest and fastest-growing market. As at March 31, 2014, the Company had 174 theaters operating in Greater China with an additional 240 theaters (includes one upgrade) in backlog, representing 55.7% of the Company’s current backlog, that are scheduled to be installed in Greater China by 2021. The Company continues to invest in joint revenue sharing arrangements with select partners to ensure ongoing revenue in this key market. In 2013, the Company and Wanda Cinema Line Corporation (“Wanda”) announced amendments of the parties’ original 2011 joint revenue sharing arrangement for an additional 120 IMAX theaters to be located throughout China. The most recent expansion brings Wanda’s total commitment to 210 IMAX theater systems, of which 195 are under the parties’ joint revenue sharing arrangement. The Company believes that the China market presents opportunities for additional growth with favorable market trends, including government initiatives to foster cinema screen growth, to support the film industry and to increase the number of Hollywood films distributed in China, including a 2012 agreement with the U.S. to permit 14 additional IMAX or 3D format films to be distributed in China each year and to permit distributors to receive higher distribution fees. The Company cautions, however, that its expansion in China faces a number of challenges. See Item 1A Risk Factors in Part II – “The Company faces risks in connection with the continued expansion of its business in China”.

On April 8, 2014, the Company announced the investment (the “IMAX China Investment”) in its Greater China business by CMC Capital partners (“CMC”), an investment fund that is focused on media and entertainment, and FountainVest Partners (“FountainVest”), a China-focused private equity firm. The IMAX China Investment provides for the sale and issuance of 20% of the shares of IMAX China (Holding), Inc. (“IMAX China”) to entities owned and controlled by CMC and FountainVest, with the intent of further strengthening the Company’s competitive position in China.

The sale price for the interest is $80.0 million, to be paid by the investors in two equal installments. The first installment was received on April 8, 2014, and the second installment is due in February 2015. IMAX China remains a consolidated subsidiary of the Company.

The Company anticipates a number of financial, strategic and operating benefits resulting from the IMAX China investment. In particular, the Company believes that the investors’ knowledge of, and influence in, the Chinese media and entertainment industry will enable the continued expansion of IMAX’s theater network in China, the sustained performance in the marketplace of IMAX’s Hollywood and Chinese titles, and the further strengthening of the Company’s government and industry relationships within China.

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at March 31:

	2014			2013
	IMAX Commercial Multiplex Theater Network			IMAX Commercial Multiplex Theater Network
	JRSA	Sale / Sales- type lease	Total	JRSA	Sale / Sales- type lease	Total
Domestic Total (United States & Canada)	241	114	355	214	111	325

International:
Greater China	85	66	151	56	57	113
Asia (excluding Greater China)	31	31	62	26	26	52
Western Europe	29	20	49	23	18	41
Russia & the CIS	—	40	40	—	34	34
Latin America	—	26	26	—	19	19
Rest of the World	2	22	24	—	22	22

International Total	147	205	352	105	176	281

Worldwide Total	388	319	707	319	287	606

As at March 31, 2014, 241 (2013 — 214) of the 388 (2013 — 319) theaters under joint revenue sharing arrangements in operation, or 62.1% (2013 — 67.1%) were located in the United States and Canada, with the remaining 147 (2013 — 105) or 37.9% of arrangements being located in international markets. The Company continues to seek to expand its network of theaters under joint revenue sharing arrangements, particularly in select international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	March 31, 2014			March 31, 2013
	Number of		Dollar Value	Number of		Dollar Value
	Systems		(in thousands)	Systems		(in thousands)
Sales and sale-type lease arrangements	170		$207,975	147		$176,421
Joint revenue sharing arrangements	261		53,854	136		32,690

	431	(1)	$261,829	283	(2)	$209,111

(1)	Includes 23 upgrades to a digital theater system, in an existing IMAX theater location (3 xenon and 20 laser, of which 4 are under joint revenue sharing arrangements).
(2)	Includes 12 upgrades to a digital theater system, in an existing IMAX theater location (5 xenon and 7 laser).

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

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at March 31:

	2014				2013
	JRSA	Sale /Lease	Total		JRSA	Sale /Lease	Total
Domestic Total (United States & Canada)	30	23	53		39	20	59

International:
Greater China	201	39	240		78	39	117
Asia (excluding Greater China)	17	25	42		14	26	40
Western Europe	10	13	23		5	1	6
Russia & the CIS	—	28	28		—	22	22
Latin America	—	31	31		—	34	34
Rest of the World	3	11	14		—	5	5

International Total	231	147	378		97	127	224

Worldwide Total	261	170	431	(1)	136	147	283	(2)

(1)	Includes 23 upgrades to a digital theater system, in an existing IMAX theater location (3 xenon and 20 laser, of which 4 are under joint revenue sharing arrangements).
(2)	Includes 12 upgrades to a digital theater system, in an existing IMAX theater location (5 xenon and 7 laser).

Approximately 88% of IMAX theater system arrangements in backlog as at March 31, 2014 are scheduled to be installed in international markets.

	For the Three Months Ended March 31,
	2014		2013
Theater System Signings:
Full new sales and sale-type lease arrangements	32	(1)	14	(1)
New joint revenue sharing arrangements	3		3

Total new theaters	35		17
Upgrades of IMAX theater systems	1		8	(2)(3)

Total theater signings	36		25

	For the Three Months Ended March 31,
	2014		2013
Theater System Installations:
Full new sales and sale-type lease arrangements	3		6
New joint revenue sharing arrangements	5		4

Total new theaters	8		10
Upgrades of IMAX theater systems	2		7	(2)

Total theater installations	10		17

(1)	Includes three signings which replaced theaters under an existing arrangement in backlog (2013 – one).
(2)	Includes upgrades to xenon-based digital systems under short-term operating lease arrangements (2 signings, 2 installations).
(3)	Includes installation of laser-based digital systems in existing theater (2 signings).

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

The Company believes that its international expansion is an important driver of future growth for the Company. In fact, during the three months ended March 31, 2014, 65.8% of the Company’s gross box-office from IMAX DMR films was generated in international markets, as compared to 59.6% in the three months ended March 31, 2013. To support growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets. During 2013, the Company released nine local language IMAX DMR films, including five in China and one in each of Japan, Russia, France, and India. For 2014, the Company has released one local language IMAX DMR film in China. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX network in 2014 and beyond.

In addition to the 9 IMAX DMR films released to the IMAX theater network during the first three months of 2014, 10 additional IMAX DMR films, have been announced so far, for the remaining nine months of 2014:

•	Transcendence: The IMAX Experience (Warner Bros. Pictures, April 2014);

•	The Amazing Spider-Man 2: An IMAX 3D Experience (Sony Pictures, May 2014);

•	Godzilla: An IMAX 3D Experience (Warner Bros. Pictures, May 2014);

•	Maleficent: An IMAX 3D Experience (Walt Disney Studios, May 2014);

•	Edge of Tomorrow: An IMAX 3D Experience (Warner Bros. Pictures, June 2014);

•	How to Train Your Dragon 2: An IMAX 3D Experience (DreamWorks Animation, June 2014, select international markets);

•	Transformers: Age of Extinction: An IMAX 3D Experience (Paramount Pictures, June 2014);

•	Guardians of the Galaxy: An IMAX 3D Experience (Walt Disney Studios, August 2014);

•	Interstellar: The IMAX Experience (Paramount Pictures and Warner Bros. Pictures, November 2014); and

•	The Hobbit: There and Back Again: An IMAX 3D Experience (Warner Bros. Pictures, December 2014).

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate, and anticipates that a similar number of IMAX DMR films will be released to the IMAX network in 2014 as were released in 2014.

In addition, in conjunction with Warner Bros. Pictures, the Company released an IMAX original production, Island of Lemurs: Madagascar, on April 4, 2014.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company prepares its consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to selling prices associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; write-downs for inventory obsolescence; ultimate revenues for film assets; impairment provisions for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post retirement assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in Item 7 of the Company’s 2013 Form 10-K.

Impact of Recently Issued Accounting Pronouncements

The adoption of new accounting policies and recently issued FASB accounting standard codification updates were not material to the Company’s condensed consolidated financial statements for the period ended March 31, 2014.

Discontinued Operations

On January 30, 2014, the Company’s lease with respect to its owned and operated Nyack IMAX theater ended and the Company has decided not to renew the lease. In the three months ended March 31, 2014, revenues for the Nyack IMAX theater were less than $0.1 million (2013 — $0.2 million) and the Company recognized income of $0.4 million, net of a tax expense of $0.2 million, in 2014 (2013 — loss of $0.1 million, net of tax recovery of $0.1 million) from the operation of the theater. The transactions are reflected as a discontinued operation. See note 16(b) to the interim condensed consolidated financial statements in Item 1 for more information.

Non-GAAP Financial Measures

In this report, the Company presents adjusted net income and adjusted net income per diluted share as supplemental measures of performance of the Company, which are not recognized under U.S. GAAP. The Company presents adjusted net income and adjusted net income per diluted share because it believes that they are important supplemental measures of its comparable controllable operating performance and it wants to ensure that its investors fully understand the impact of its stock-based compensation (net of any related tax impact) on its net income. The Company presents adjusted gross margin from its joint revenue sharing arrangements segment excluding initial launch costs because it believes that it is an important supplemental measure used by management to evaluate ongoing joint revenue sharing arrangement theater performance. Management uses these measures to review operating performance on a comparable basis from period to period. However, these non-GAAP measures may not be comparable to similarly titled amounts reported by other companies. Adjusted net income and adjusted net income per diluted share should be considered in addition to, and not as a substitute for, net income and other measures of financial performance reported in accordance with U.S. GAAP.

RESULTS OF OPERATIONS

Management, including the Company’s CEO, who is the Company’s Chief Operating Decision Maker (as defined in the Segment Reporting Topic of the FASB ASC), assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), write-downs net of recoveries, interest income, interest expense and tax (provision) recovery are not allocated to the segments. As identified in note 13 to the accompanying condensed consolidated financial statements in Item 1, the Company has the following seven reportable segments identified by category of product sold or service provided:

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

Three Months Ended March 31, 2014 Versus Three Months Ended March 31, 2013

The Company reported net income of $0.6 million or $0.01 per basic and diluted share for the first quarter of 2014, as compared to net income of $2.9 million or $0.04 per basic share and diluted share for the first quarter of 2013. Net income for the first quarter of 2014 includes a $3.2 million charge, or $0.05 per diluted share, for stock-based compensation (2013 - $2.8 million or $0.04 per diluted share). Adjusted net income, which consists of net income excluding stock-based compensation expense and the related tax impact, was $3.3 million, or $0.05 per diluted share, in the first quarter of 2014, as compared to adjusted net income of $5.6 million, or $0.08 per diluted share, for the first quarter of 2013. A reconciliation of net income, the most directly comparable U.S. GAAP measure, to adjusted net income and adjusted net income per diluted share is presented in the table below:

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$579	$0.01	$2,861	$0.04
Adjustments:
Stock-based compensation	3,188	0.05	2,808	0.04
Tax expense of items listed above	(515)	(0.01)	(105)	—

Adjusted net income	$3,252	$0.05	$5,564	$0.08

Weighted average diluted shares outstanding		69,321		68,690

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
(In thousands of US dollars)	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
IMAX Theater Systems
IMAX Systems
Sales and sales-type leases(1)	$4,507	$9,796	$1,659	$5,284
Ongoing rent, fees, and finance income(2)	3,253	2,942	3,114	2,907
Other	1,512	1,780	(438)	(198)

	9,272	14,518	4,335	7,993

Theater System Maintenance	8,195	7,789	3,001	3,054

Joint Revenue Sharing Arrangements	10,856	9,376	7,283	6,159

Film
Production and IMAX DMR	15,185	14,355	11,074	9,213
Film distribution and post-production	4,689	3,628	715	(229)

	19,874	17,983	11,789	8,984

	$48,197	$49,666	$26,408	$26,190

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the first quarter of 2014 decreased by 3.0% to $48.2 million from $49.7 million in the same period last year, primarily due to a decrease in revenues from the IMAX systems segment. The gross margin across all segments in the first quarter of 2014 was $26.4 million, or 54.8% of total revenue, compared to $26.2 million, or 52.7% of total revenue in the first quarter of 2013.

IMAX Systems

IMAX systems revenue decreased 36.1% to $9.3 million in the first quarter of 2014, as compared to $14.5 million in the first quarter of 2013, resulting primarily from the installation of fewer systems under sales or sales-type lease arrangements versus the prior-year period.

Revenue from sales and sales-type leases decreased 54.0% to $4.5 million in the first quarter of 2014 from $9.8 million in the first quarter of 2013. The Company recognized revenue on 3 full, new theater systems which qualified as either sales or sales-type leases in the first quarter of 2014, with a total value of $3.4 million, as compared to 6 full, new theater systems in the first quarter of 2013, with a total value of $7.7 million. The Company anticipates that its installations will vary from quarter to quarter given that a large portion of its theater systems in backlog are slated to be installed in newly built theaters or multiplexes. The installation of theater systems in newly built theaters or multiplexes depends primarily on the timing of the construction of those projects, which is not under the Company’s control. Additionally, the Company recognized revenue on the installation of one xenon-based digital upgrade, with a total value of $0.7 million in the first quarter of 2014, as compared to two xenon-based digital upgrades in the first quarter of 2013, with a value of $1.5 million. Digital upgrades typically have lower sales prices and gross margin than full theater system installations. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital theater systems increase flexibility and profitability for the Company’s existing exhibition customers. There were no used system recognitions in the three months ended March 31, 2014 and 2013.

Average revenue per full, new sales and sales-type lease systems was $1.1 million for the three months ended March 31, 2014, as compared to $1.3 million for the three months ended March 31, 2013. Average revenue per digital upgrade was $0.7 million for the three months ended March 31, 2014 and 2013, respectively. The average revenue per full, new sales and sales-type lease systems varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors.

The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangements (see discussion below) installations by theater system configuration for the first quarter of 2014 and 2013 is outlined in the table below:

	Three Months
	Ended March 31,
	2014	2013
New IMAX xenon-based digital theater systems - installed and recognized
Sales and sales-types lease arrangements	3	6
Joint revenue sharing arrangements	5	4

Total new theater systems	8	10

IMAX xenon-based digital theater system upgrades - installed and recognized
Sales and sales-types lease arrangements	1	2
Short-term operating lease arrangements	—	2	(1)
Joint revenue sharing arrangement	1	—

Total upgraded theater systems	2	4

IMAX xenon-based digital theater system upgrades - installed and deferred	—	3

Total theater systems installed	10	17

(1)	Reflects xenon-based digital system configurations, which will be upgraded to a laser-based digital system configuration at a future date.

IMAX theater systems gross margin from full, new sales and sale-type leases was 60.3% in the first quarter of 2014 versus 63.5% in the first quarter of 2013. Gross margin experienced from digital upgrades was $0.3 million in the first quarter of 2014, as compared to $0.8 million in the first quarter of 2013. There were no used systems installed during the first quarter of 2014 and 2013.

Ongoing rent revenue and finance income was $3.3 million in the first quarter of 2014, in comparison to $2.9 million the prior year comparative period. Gross margin for ongoing rent and finance income increased to $3.1 million in comparison to $2.9 million in the first quarter of 2014 and 2013, respectively. Contingent fees included in this caption amounted to $0.6 million and $0.4 million in the three months ended March 31, 2014 and 2013, respectively.

Other revenue decreased to $1.5 million in the first quarter of 2014 compared to $1.8 million in the same period in 2013, largely due to a decrease in revenues from theater operations. Other revenue primarily includes revenue generated from the Company’s theater operations, camera rental business and after-market sales of projection system parts and 3D glasses.

The gross margin on other revenue was a loss of $0.4 million in the first quarter of 2014 as compared to a loss of $0.2 million in the first quarter of 2013.

Theater System Maintenance

Theater system maintenance revenue increased 5.2% to $8.2 million during the first quarter of 2014 as compared to $7.8 million in the first quarter of 2013. Theater system maintenance gross margin was comparable at $3.0 million and $3.1 million in the first quarter of 2014 and 2013, respectively. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network and the timing and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenues from joint revenue sharing arrangements increased 15.8% to $10.9 million in the first quarter of 2014 compared to $9.4 million in the first quarter of 2013. The Company ended the first quarter of 2014 with 388 theaters operating under joint revenue sharing arrangements, as compared to 319 theaters at the end of the first quarter of 2013. The increase in revenues from joint revenue sharing arrangements was primarily due to an increase in the number of theaters in operation as compared to the prior year comparative period. During the quarter, the Company installed 5 full, new theaters under joint revenue sharing arrangements, as compared to 4 theaters in the prior year comparative period.

The gross margin from joint revenue sharing arrangements in the first quarter of 2014 increased 18.2% to $7.3 million, as compared to $6.2 million in the first quarter of 2013. Included in the calculation of the first quarter gross margin were certain advertising, marketing and commission costs primarily associated with new theater launches of $0.2 million, which was consistent with the $0.2 million incurred in the prior year comparative period. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses from both periods, was $7.5 million in the first quarter of 2014, as compared to $6.4 million in the first quarter of 2013. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

	Three Months Ended March 31,
(In thousands of U.S. Dollars)	2014	2013
Gross margin from joint revenue sharing arrangements	$7,283	$6,159
Add:
Advertising, marketing and commission costs	195	197

Adjusted gross margin from joint revenue sharing arrangements	$7,478	$6,356

Film

Revenue from the Company’s film segments increased 10.5% to $19.9 million in the first quarter of 2014 from $18.0 million in the first quarter of 2013, across the film production and DMR, distribution and post-production operations. Gross box-office generated by IMAX DMR films increased 7.6% to $138.5 million for the first quarter of 2014 from $128.7 million for the first quarter of 2013. Film production and IMAX DMR revenues increased 5.8% to $15.2 million in the first quarter of 2014 from $14.4 million in the first quarter of 2013. The increase in film production and IMAX DMR revenues was primarily due to an increase in the number of theaters in operation in the three months ended March 31, 2014 as compared to the prior year comparative period. Gross box-office per screen for the three months ended March 31, 2014 averaged $197,000 in comparison to $212,900 in the comparable period last year. In the first quarter of 2014, gross box-office was generated primarily by the exhibition of 18 films (listed below), as compared to 14 films primarily exhibited during the first quarter of 2013:

Three Months Ended March 31, 2014 – Films Exhibited	Three Months Ended March 31, 2013 – Films Exhibited
Despicable Me 2: An IMAX 3D Experience	Skyfall: The IMAX Experience
Gravity: An IMAX 3D Experience	Life of Pi: An IMAX 3D Experience
Thor: The Dark World: An IMAX 3D Experience	CZ12: An IMAX 3D Experience
Ender’s Game: The IMAX Experience	The Hobbit: An Unexpected Journey: An IMAX 3D Experience
The Hunger Games: Catching Fire: The IMAX Experience	Les Misérables: The IMAX Experience
The Hobbit: The Desolation of Smaug: An IMAX 3D Experience	The Grandmaster: The IMAX Experience
Dhoom 3: The IMAX Experience	Hansel & Gretel: Witch Hunters: An IMAX 3D Experience
Police Story: An IMAX 3D Experience	Journey to the West: Conquering the Demons: An IMAX 3D Experience
Jack Ryan: Shadow Recruit: The IMAX Experience
I, Frankenstein: An IMAX 3D Experience	Top Gun: An IMAX 3D Experience
The Monkey King: The IMAX Experience	A Good Day to Die Hard: The IMAX Experience
Robocop: The IMAX Experience	Jack the Giant Slayer: An IMAX 3D Experience
Stalingrad: An IMAX 3D Experience	OZ: The Great and Powerful: An IMAX 3D Experience
300: Rise of an Empire: An IMAX 3D Experience	G.I. Joe: Retaliation: An IMAX 3D Experience
Need for Speed: An IMAX 3D Experience	Dragon Ball Z: Battle of the Gods: An IMAX 3D Experience
Divergent: The IMAX Experience
Noah: The IMAX Experience
Captain America: The Winter Soldier: An IMAX 3D Experience (international only release)

Other revenues attributable to the film segment increased to $4.7 million in the first quarter of 2014 from $3.6 million in the first quarter of 2013, primarily due to an increase in third-party business.

The Company’s gross margin from its film segments in the first quarter of 2014 increased to $11.8 million from $9.0 million in the first quarter of 2013. Film production and IMAX DMR gross margin increased to $11.1 million in the first quarter of 2014 from $9.2 million in the first quarter of 2013, primarily due to an increase in the IMAX theater network. Other gross margin attributable to the film segment for the first quarter of 2014 was $0.7 million as compared to a loss of $0.2 million in the prior year comparative period, driven by lower participation costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21.3 million in the first quarter of 2014 as compared to the $19.7 million experienced in the first quarter of 2013. The following reflects the significant items impacting selling, general and administrative expenses in the first quarter of 2014 as compared to the prior year period:

•	a $0.4 million increase in staff costs, including salaries and benefits;

•	a $0.7 million increase due to a change in foreign exchange rates. During the first quarter ended March 31, 2014, the Company recorded a foreign exchange loss of $0.7 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities as compared to a loss of less than $0.1 million recorded in the prior year comparative period; and

•	a $0.5 million increase in professional fees and other general corporate expenditures.

Gain on Curtailment of Postretirement Benefit Plan

In the first quarter of 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company recognized a pre-tax curtailment gain of $2.2 million.

Research and Development

Research and development expenses were consistent at $3.6 million in the first quarter of 2014 and 2013, respectively, primarily attributable to the continued development of the Company’s new laser-based digital projection system. The Company is developing its next-generation laser projector, which is expected to provide greater brightness and clarity, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. As of March 31, 2014, the Company had 64 laser-based digital theater systems in its backlog.

A high level of research and development is expected to continue throughout 2014 as the Company continues its efforts to develop its new laser-based projection system. In addition, the Company plans to continue research and development activity in the future in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing IMAX theater systems’ capabilities in both home and live entertainment, developing more IMAX cameras, enhancing the Company’s 2D and 3D image quality, expanding the applicability of the Company’s digital technology, and further enhancing the IMAX theater and sound system design through the addition of more channels, improvements to the Company’s proprietary tuning system and mastering processes.

Receivable Provisions, Net of Recoveries

The Company recorded receivable provisions, net of recoveries of $0.3 million for accounts receivable and financing receivables in the first quarter of 2014, compared to no net provision being recorded in the prior year comparative period.

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

Interest Income and Expense

Interest income was less than $0.1 million in the first quarter of 2014, which was consistent with the first quarter of 2013.

Interest expense was $0.3 million in the first quarter of 2014, which was consistent with the first quarter of 2013. Included in interest expense is the amortization of deferred finance costs of $0.1 million and $0.1 million in the first quarter of 2014 and 2013, respectively. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations.

There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence, including projected future earnings. As at March 31, 2014, the Company had a gross deferred income tax asset of $29.2 million, against which the Company is carrying a $4.8 million valuation allowance. For the three months ended March 31, 2014, the Company recorded an income tax provision of $0.1 million, of which a provision of $0.1 million was related to an increase in its provisions for uncertain tax positions.

The Company anticipates utilizing the majority of its currently-available tax attributes over the next year. If utilized the related valuation allowance release would be recorded against other equity.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. At March 31, 2014, the equity method of accounting is being utilized for investments with a total carrying value of $1.4 million (December 31, 2013 - $0.4 million). In 2013, the Company contributed $1.4 million, net of its share of costs, to a new business venture in the early-stage of start-up. In the first quarter of 2014, this new business venture was operational. For the three months ended March 31, 2014, gross revenues, cost of revenue and net loss for these investments were $0.9 million, $0.9 million and $0.8 million, respectively (2013 – $3.4 million, $5.5 million and $2.2 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.3 million for the first quarter of 2014, compared to $0.2 million in the prior year comparative period.

Discontinued Operations

On January 30, 2014, the Company’s lease with respect to its owned and operated Nyack IMAX theater ended and the Company has decided not to renew the lease. In 2014, revenues for the Nyack IMAX theater were less than $0.1 million (2013 – $0.2 million) and the Company recognized income of $0.4 million, net of a tax expense of $0.2 million (2013 – loss of $0.1 million, net of tax recovery of $0.1 million) from the operation of the theater. Upon the expiration of the lease, lease inducements contingent upon the completion of the full term of the lease were recognized as a reduction in rent expense of $0.8 million. The transactions of the Company’s owned and operated Nyack theater are reflected as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

On February 7, 2013, the Company amended and restated the terms of its existing senior secured credit facility (the “Prior Credit Facility”). The amended and restated facility (the “Credit Facility”), with a scheduled maturity of February 7, 2018, has a maximum borrowing capacity of $200.0 million. The Prior Credit Facility had a maximum borrowing capacity of $110.0 million. Certain of the Company’s subsidiaries serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility. The Credit Facility is collateralized by a first priority security interest in substantially all of the present and future assets of the Company and the Guarantors. On March 14, 2014, the Company amended the terms of the Credit Facility (“Amendment No.1”) to obtain consents from the lenders named therein to allow it to enter into certain corporate transactions, including the recent sale of a 20% interest in IMAX China (Holding), Inc.

Total amounts drawn and available under the Company’s amended and restated facility (the “Credit Facility”) at March 31, 2014 were $nil and $200.0 million, respectively (December 31, 2013 — $nil and $200.0 million, respectively).

Under the Credit Facility, the effective interest rate for the three months ended March 31, 2014 for the revolving loan portion was nil as no amounts were outstanding during the period (2013 – 2.66%).

The Credit Facility provides that the Company will be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1. The Company will also be required to maintain minimum EBITDA (as defined in the Credit Agreement) of $90.0 million on December 31, 2014, which requirement increases to $100.0 million on December 31, 2015. The Company must also maintain a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 2.00:1 on December 31, 2014, which requirement decreases to 1.75:1 on December 31, 2015. The ratio of total debt to EBITDA was nil:1 as at March 31, 2014, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $nil. EBITDA is calculated as follows:

EBITDA per Credit Facility:

	For the	For the
	3 months ended	12 months ended
	March 31, 2014	March 31, 2014(1)
(In thousands of U.S. Dollars)
Net income	$579	$41,833
Add:
Loss from equity accounted investments	262	2,799
Provision for income taxes	289	15,607
Interest expense, net of interest income	250	1,209
Depreciation and amortization, including film asset amortization	7,424	35,616
Write-downs net of recoveries including asset impairments and receivable provisions	518	1,854
Stock and other non-cash compensation	3,281	12,966

	$12,603	$111,884

(1)	Ratio of total debt calculated using twelve months ended EBITDA

Letters of Credit and Other Commitments

As at March 31, 2014, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2013 — $nil), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at March 31, 2014, the Company had letters of credit and advance payment guarantees outstanding of $0.3 million under the Bank of Montreal Facility as compared to $0.3 million as at December 31, 2013.

Cash and Cash Equivalents

As at March 31, 2014, the Company’s principal sources of liquidity included cash and cash equivalents of $29.7 million, the Credit Facility, anticipated collection from trade accounts receivable of $59.9 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $18.5 million and payments expected in the next 12 months on existing backlog deals. As at March 31, 2014, the Company did not draw down on its Credit Facility (remaining availability of $200.0 million). There were $nil letters of credit and advance payment guarantees outstanding under the Credit Facility and $0.3 million under the Bank of Montreal Facility.

During the three months ended March 31, 2014, the Company’s operations provided cash of $13.9 million. The Company used cash of $13.7 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements, to purchase other intangible assets, and to purchase property, plant, and equipment. Based on management’s current operating plan for 2014, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements, to fund DMR agreements with studios and to invest in a new Los Angeles-area office facility in Playa Vista. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of 5 theater systems under joint revenue sharing arrangements during the three months ended March 31, 2014.

On April 8, 2014, the Company announced the sale and issuance of 20% of the shares in IMAX China to entities owned and controlled by investors CMC and FountainVest. The sale price for the interest is $80.0 million to be paid by the investors in two equal installments, the first of which was received on April 8, 2014. Approximately half of the net proceeds of the transaction will remain in IMAX China, to be used in the continued build-out of the Company’s business in China, including additional joint revenue sharing locations and other growth initiatives. The remaining funds will be available for general corporate purposes.

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

Cash provided by operating activities amounted to $13.9 million for the three months ended March 31, 2014. Changes in other non-cash operating assets as compared to December 31, 2013 include: a decrease of $3.2 million in financing receivables; a decrease of $13.0 million in accounts receivable; an increase of $4.0 million in inventories; an increase of $1.8 million in prepaid expenses; and an increase of $1.0 million in other assets which includes a $0.8 million increase in commission and other deferred selling expenses, a $0.1 million increase in insurance recoveries receivable and a $0.2 million increase in other assets. Changes in other operating liabilities as compared to December 31, 2013 include: an increase in deferred revenue of $6.5 million related to backlog payments received in the current period, offset slightly by amounts relieved from deferred revenue related to theater system installations; a decrease in accounts payable of $5.1 million; and a decrease of $8.0 million in accrued liabilities.

Investing Activities

Net cash used in investing activities amounted to $13.7 million in the three months ended March 31, 2014, which includes purchases of $7.9 million in property, plant and equipment, an investment in joint revenue sharing equipment of $5.5 million and an increase in other intangible assets of $0.3 million. Included in the Company’s purchase of property, plant and equipment for the three months ended March 31, 2014 is $7.2 million for the purchase of land and the commencement of the construction of the new Los Angeles-area office facility in Playa Vista.

Financing Activities

Net cash used in financing activities in the three months ended March 31, 2014 amounted to less than $0.1 million as compared to cash provided by financing activities of $7.6 million for three months ended March 31, 2013.

Capital Expenditures

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, other intangible assets and investments in film assets were $15.6 million for the three months ended March 31, 2014 as compared to $16.7 million for the three months ended March 31, 2013. The Company anticipates a higher level of capital expenditures in 2014 primarily as a result of the Company’s purchase of land and construction of its new facility in Playa Vista. A significant portion of the Playa Vista project is expected to be financed through a construction loan and related office facility, which will offset the cash outlay associated with the project.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
	Total
(In thousands of U.S. Dollars)	Obligations	2014	2015	2016	2017	2018	Thereafter
Pension obligations (1)	$19,228	$—	$—	$—	$19,228	$—	$—
Operating lease obligations	13,755	5,190	2,680	1,756	1,573	1,558	998
Purchase obligations (2)	44,644	38,173	6,468	3	—	—	—
Postretirement benefits obligations	2,743	96	111	123	139	149	2,125

	$80,370	$43,459	$9,259	$1,882	$20,940	$1,707	$3,123

(1)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2016), although Mr. Gelfond has not informed the Company that he intends to retire at that time.
(2)	Includes the Company’s budgeted investment for the construction of the new Los Angeles-area office facility in Playa Vista.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan (the “SERP”) covering Messrs. Gelfond and Wechsler. As at March 31, 2014, the Company had an unfunded and accrued projected benefit obligation of approximately $18.4 million (December 31, 2013 — $18.3 million) in respect of the SERP.

Effective January 1, 2014, the term of Mr. Gelfond’s current employment agreement was extended through December 31, 2016, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating his entitlement under the SERP

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at March 31, 2014, the Company had an unfunded benefit obligation of $2.3 million (December 31, 2013 — $2.3 million). In the first quarter of 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company’s postretirement liability was reduced by $2.6 million, resulting in a pre-tax curtailment gain in the first quarter of 2013 of $2.2 million.

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at March 31, 2014, the Company had an unfunded benefit obligation of $0.4 million (December 31, 2013 — $0.4 million).

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

For the three months ended March 31, 2014, the Company recorded a foreign exchange loss of $0.7 million, as compared to a foreign exchange loss of less than $0.1 million for the three months ended March 31, 2013, respectively, associated with the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2015. In addition, at March 31, 2014, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered foreign currency hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statement of operations. The notional value of foreign currency hedging instruments was $29.8 million as at March 31, 2014 (December 31, 2013 — $23.6 million). A loss of $0.8 million was recorded to Other Comprehensive Income with respect to the depreciation/appreciation in the value of these contracts in the three months ended March 31, 2014, respectively (2013 — loss of $0.3 million). A loss of $0.2 million for the three months ended March 31, 2014 (2013 — gain of $0.1 million) was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At March 31, 2014, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros was $27.5 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2014, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $2.8 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at March 31, 2014, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at March 31, 2014, the Company did not draw down on its Credit Facility (December 31, 2013 — $nil).

The Company did not hold any variable rate debt instruments at March 31, 2014, it does not have any exposure with respect to variable rate debt comes from changes in LIBOR.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at March 31, 2014 and has concluded that, as at the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SECs”) rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See note 8 to the accompanying condensed consolidated financial statements in Item 1 for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

This Form 10-Q should be read together with the Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which describes various risks and uncertainties to which the Company is or may become subject, and is supplemented by the discussion below. The risks described below and in the Company’s 2013 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Moreover, certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates both the scope of the Company’s investment in China and the business conducted by it within China. For instance, the Chinese government regulates both the number and timing or terms of Hollywood films released to the China market. The Company cannot provide assurance that the Chinese government will continue to permit the release of IMAX films in China or that the timing of IMAX releases will be favorable to the Company. There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. If the Company were unable to navigate China’s regulatory environment, including with respect to its current customs inquiry, or if the Company were unable to enforce its intellectual property or contract rights in China, the Company’s business could be adversely impacted. See note 8(g) to the accompanying condensed consolidated financial statements in Item 1 for more information.

On April 8, 2014, the Company announced the sale of a 20% stake in IMAX China Holding, Inc., a wholly-owned subsidiary of the Company formed for the purposes of overseeing the Company’s business in the Greater China region (“IMAX China”), to entities owned and controlled by FountainVest Partners and China Media Capital (referred to herein as the “Investors”). The sale is comprised of two equal payment installments, the first of which was received on April 8, 2014, and the second of which is due in February 2015. Though the only condition to the second closing relates to the solvency of the Company and certain of its subsidiaries, there can be no assurance that the Investors will complete the second closing notwithstanding their legal obligation to do so. In addition, the transaction may not provide IMAX China with the financial, strategic or operating benefits that the Company anticipated. Moreover, under certain circumstances, the Investors have rights to redeem their interest in IMAX China, including for Company shares, which could have a potentially dilutive impact on the Company’s common shareholders.

The Company faces risks in connection with political instability in Ukraine and Russia.

As at December 31, 2013, the Company had 40 theaters operating and a backlog of 19 theaters in Russia and the CIS. During 2013, the Company also released Stalingrad: An IMAX 3D Experience, a local-language IMAX DMR film in Russia and the CIS. The continuation or escalation of the current geopolitical instability in Russia and the CIS could negatively impact the Company’s operations, sales, and future growth prospects in that region (please see generally the discussion of risks associated with the Company conducting business internationally in Item 1A. Risk Factors in the Company’s 2013 Annual Report on Form 10-K).

Item	6. Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated April 24, 2014, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated April 24, 2014, by Joseph Sparacio.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated April 24, 2014, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated April 24, 2014, by Joseph Sparacio.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION

Date: April 24, 2014	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: April 24, 2014	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)