Form 10-Q
period 2014-06-30
IMAX CORP
filed 2014-07-24
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number 001-35066

IMAX Corporation

(Exact name of registrant as specified in its charter)

Canada	98-0140269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2525 Speakman Drive, Mississauga, Ontario, Canada L5K 1B1 (905) 403-6500	110 E. 59th Street, Suite 2100 New York, New York, USA 10022 (212) 821-0100
(Address of principal executive offices, zip code, telephone numbers)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Shares, no par value	The New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2014
Common stock, no par value	68,423,128

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

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$75,087	$29,546
Accounts receivable, net of allowance for doubtful accounts of $837 (December 31, 2013 — $887)	73,023	73,074
Financing receivables	104,869	107,110
Inventories	16,764	9,825
Prepaid expenses	4,444	3,602
Film assets	6,994	7,076
Property, plant and equipment	150,819	132,847
Other assets	19,068	27,034
Deferred income taxes	21,158	24,259
Other intangible assets	26,979	27,745
Goodwill	39,027	39,027

Total assets	$538,232	$481,145

Liabilities
Accounts payable	$12,488	$19,396
Accrued and other liabilities	56,192	65,232
Deferred revenue	88,134	76,932

Total liabilities	156,814	161,560

Commitments and contingencies

Non-controlling interests	37,546	—

Shareholders’ equity
Capital stock common shares — no par value. Authorized — unlimited number. Issued and outstanding — 68,423,128 (December 31, 2013 — 67,841,233)	332,611	327,313
Other equity	41,056	36,452
Accumulated deficit	(29,307)	(43,051)
Accumulated other comprehensive loss	(488)	(1,129)

Total shareholders’ equity	343,872	319,585

Total liabilities and shareholders’ equity	$538,232	$481,145

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
				(note 20)
Revenues
Equipment and product sales	$19,502	$20,347	$25,856	$31,026
Services	39,742	41,519	68,614	68,175
Rentals	17,841	17,823	28,632	27,795
Finance income	2,060	2,024	4,240	4,008
Other	—	—	—	375

	79,145	81,713	127,342	131,379

Costs and expenses applicable to revenues
Equipment and product sales	9,366	11,416	13,085	16,475
Services	17,180	22,487	31,530	37,451
Rentals	4,805	4,175	8,525	7,628

	31,351	38,078	53,140	61,554

Gross margin	47,794	43,635	74,202	69,825
Selling, general and administrative expenses (including share-based compensation expense of $4.7 million and $7.9 million for the three and six months ended June 30, 2014, respectively (2013 — expense of $3.1 million and $5.9 million, respectively))	23,498	22,110	44,810	41,771
Gain on curtailment of postretirement benefit plan	—	—	—	(2,185)
Research and development	3,309	3,659	6,908	7,293
Amortization of intangibles	416	373	818	737
Receivable provisions, net of recoveries	329	55	616	55
Impairment of available-for-sale investment	650	—	650	—

Income from operations	19,592	17,438	20,400	22,154
Interest income	24	12	40	25
Interest expense	(268)	(348)	(534)	(693)

Income from operations before income taxes	19,348	17,102	19,906	21,486
Provision for income taxes	(5,407)	(4,813)	(5,479)	(6,016)
Loss from equity-accounted investments, net of tax	(162)	(434)	(424)	(654)

Income from continuing operations	13,779	11,855	14,003	14,816
Net (loss) income from discontinued operations, net of tax	—	(39)	355	(139)

Net income	13,779	11,816	14,358	14,677
Less: Net income attributable to non-controlling interests	(472)	—	(472)	—

Net income attributable to Common Shareholders	$13,307	$11,816	$13,886	$14,677

Net income per share — basic:
Net income per share from continuing operations	$0.19	$0.18	$0.20	$0.22
Net income per share from discontinued operations	—	—	0.01	—

	$0.19	$0.18	$0.21	$0.22

Net income per share — diluted:
Net income per share from continuing operations	$0.19	$0.17	$0.19	$0.21
Net income per share from discontinued operations	—	—	0.01	—

	$0.19	$0.17	$0.20	$0.21

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$13,779	$11,816	$14,358	$14,677

Unrealized net gain (loss) from cash flow hedging instruments	937	(498)	127	(800)
Realization of cash flow hedging net loss (gain) upon settlement	256	82	504	(48)
Other-than-temporary impairment of available-for-sale investment	350	—	350	—
Foreign currency translation adjustments	(32)	235	(178)	(113)
Gain on curtailment of postretirement benefit plan	—	—	—	398
Amortization of defined benefit plan actuarial loss	—	111	—	222

Other comprehensive income (loss), before tax	1,511	(70)	803	(341)
Income tax (expense) benefit related to other comprehensive income (loss)	(346)	17	(165)	85

Other comprehensive income (loss), net of tax	1,165	(53)	638	(256)

Comprehensive income	14,944	11,763	14,996	14,421
Less: Comprehensive income attributable to non-controlling interests	(469)	—	(469)	—

Comprehensive income attributable to Common Shareholders	$14,475	$11,763	$14,527	$14,421

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash provided by (used in):
Operating Activities
Net income	$14,358	$14,677
Net (income) loss from discontinued operations	(355)	139
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	15,945	20,201
Write-downs, net of recoveries	1,579	55
Change in deferred income taxes	2,789	4,481
Stock and other non-cash compensation	8,090	6,317
Gain on curtailment of postretirement benefit plan	—	(2,185)
Unrealized foreign currency exchange loss	64	874
Loss from equity-accounted investments	574	654
Investment in film assets	(5,147)	(12,033)
Changes in other non-cash operating assets and liabilities	(3,219)	(25,001)
Net cash provided by (used in) operating activities from discontinued operations	572	(139)

Net cash provided by operating activities	35,250	8,040

Investing Activities
Purchase of property, plant and equipment	(16,581)	(5,054)
Investment in joint revenue sharing equipment	(10,801)	(10,393)
Investment in new business ventures	—	(1,000)
Acquisition of other intangible assets	(970)	(1,142)

Net cash used in investing activities	(28,352)	(17,589)

Financing Activities
Issuance of subsidiary shares to non-controlling interests	40,491	—
Share issuance costs from the issuance of subsidiary shares to non-controlling interests	(3,556)	—
Common shares issued — stock options exercised	2,657	3,992
Settlement of restricted share units	(790)	—
Increase in bank indebtedness	—	12,000
Repayment of bank indebtedness	—	(5,000)
Credit facility amendment fees paid	—	(2,088)

Net cash provided by financing activities	38,802	8,904

Effects of exchange rate changes on cash	(159)	83

Increase (decrease) in cash and cash equivalents during the period	45,541	(562)

Cash and cash equivalents, beginning of period	29,546	21,336

Cash and cash equivalents, end of period	$75,087	$20,774

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

The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). The Company has 11 film production companies that are VIEs. For 4 of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets of $0.2 million and total liabilities of $0.1 million as at June 30, 2014 (December 31, 2013 — assets and liabilities of $nil, respectively). For the other 7 film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at June 30, 2014, these 7 VIEs have total assets of $0.5 million (December 31, 2013 — $5.2 million) and total liabilities of $0.5 million (December 31, 2013 — $5.2 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil and $nil for the three and six months ended June 30, 2014, respectively (2013 — $nil and $nil, respectively). The carrying value of these investments in VIEs that are not consolidated is $nil at June 30, 2014 (December 31, 2013 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statement of operations. The Company’s exposure, which is determined based on the level of funding contributed by the Company and the development stage of the respective film, is $0.6 million at June 30, 2014 (December 31, 2013 — $1.5 million).

The Company accounts for investments in new business ventures using the guidance of ASC 323 “Investments — Equity Method and Joint Ventures” (“ASC 323”) or ASC 320 — “Investments in Debt and Equity Securities” (“ASC 320”), as appropriate. At June 30, 2014, the equity method of accounting is being utilized for investments with a total carrying value of $1.2 million (December 31, 2013 — $0.4 million). In 2013, the Company contributed $1.4 million, net of its share of costs, to a new business venture in the early-stage of start-up. In the first quarter of 2014, this new business venture was operational. The Company has determined it is not the primary beneficiary of these VIEs, and therefore these entities have not been consolidated. In addition, the Company has an investment in preferred stock of another business venture with a total cost of $1.5 million which meets the criteria for classification as a debt security under ASC 320 and is recorded at a total fair value of $0.7 million at June 30, 2014 (December 31, 2013 — $1.0 million). This investment is classified as an available-for-sale investment. The Company has invested $2.5 million in the preferred shares of an enterprise which meet the criteria for classification as an equity security under ASC 325 — “Investments — Others” (“ASC 325”) and accrued $0.5 million pertaining to warrants related to the respective investment (December 31, 2013 — investment of $2.5 million and $0.5 million pertaining to warrants). The total carrying value of investments in new business ventures at June 30, 2014 and December 31, 2013, is $4.9 million and $5.8 million, respectively, and is recorded in Other Assets.

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

2. New Accounting Standards and Accounting Changes

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contract with Customers (Topic 606)” (“ASU 2014-09”). The purpose of the amendment is to clarify the principles for recognizing revenue and developing common revenue standards between US GAAP and IFRS, through the application of a single comprehensive model for Company’s to use in accounting for revenue arising from contracts with customers. Under this amended standard, the Company will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods or services. For public entities, the amendments are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2014-09 on its consolidated financial statements.

The adoption of new accounting policies and recently issued FASB accounting standard codification updates, except for ASU No. 2014-09, were not material to the Company’s condensed consolidated financial statements for the period ended June 30, 2014.

3. Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	June 30, 2014	December 31, 2013
Gross minimum lease payments receivable	$16,447	$17,475
Unearned finance income	(2,746)	(3,052)

Minimum lease payments receivable	13,701	14,423
Accumulated allowance for uncollectible amounts	(965)	(806)

Net investment in leases	12,736	13,617

Gross financed sales receivables	126,994	129,398
Unearned finance income	(34,368)	(35,669)

Financed sales receivables	92,626	93,729
Accumulated allowance for uncollectible amounts	(493)	(236)

Net financed sales receivables	92,133	93,493

Total financing receivables	$104,869	$107,110

Net financed sales receivables due within one year	$16,598	$17,335
Net financed sales receivables due after one year	$75,535	$76,158

As at June 30, 2014, the financed sale receivables had a weighted average effective interest rate of 10.2% (December 31, 2013 — 9.8%).

4. Inventories

	June 30, 2014	December 31, 2013
Raw materials	$7,983	$4,321
Work-in-process	953	500
Finished goods	7,828	5,004

	$16,764	$9,825

At June 30, 2014, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $0.7 million (December 31, 2013 — $1.7 million).

During the three and six months ended June 30, 2014, the Company had write-downs for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of less than $0.1 million and less than $0.1 million, respectively (2013 — $nil and $nil, respectively).

5. Property, Plant and Equipment

	As at June 30, 2014
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components	$166,796	$57,542	$109,254
Camera equipment	5,442	2,921	2,521

	172,238	60,463	111,775

Assets under construction	17,267	—	17,267

Other property, plant and equipment
Land	8,114	—	8,114
Buildings	15,948	10,696	5,252
Office and production equipment	28,237	20,363	7,874
Leasehold improvements	9,924	9,387	537

	62,223	40,446	21,777

	$251,728	$100,909	$150,819

	As at December 31, 2013
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components	$158,192	$51,537	$106,655
Camera equipment	4,591	2,736	1,855

	162,783	54,273	108,510

Assets under construction	8,055	—	8,055

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	15,832	10,410	5,422
Office and production equipment	27,190	18,707	8,483
Leasehold improvements	9,884	9,100	784

	54,499	38,217	16,282

	$225,337	$92,490	$132,847

6. Other Intangible Assets

	As at June 30, 2014
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$9,387	$6,001	$3,386
Licenses and intellectual property	19,990	4,051	15,939
Other	8,892	1,238	7,654

	$38,269	$11,290	$26,979

	As at December 31, 2013
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$8,774	$5,741	$3,033
Licenses and intellectual property	19,950	3,260	16,690
Other	8,843	821	8,022

	$37,567	$9,822	$27,745

Other intangible assets of $8.9 million are comprised mainly of the Company’s investment in an enterprise resource planning system. Fully amortized other intangible assets are still in use by the Company.

During the six months ended June 30, 2014, the Company acquired $0.5 million in other intangible assets. The weighted average amortization period for these additions was 10 years.

During the three and six months ended June 30, 2014, the Company incurred costs of less than $0.1 million and less than $0.1 million, respectively, to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses (2013 — less than $0.1 million and $0.1 million, respectively).

As at June 30, 2014, estimated amortization expense for each of the years ended December 31, are as follows:

2014 (six months remaining)	$1,468
2015	2,833
2016	2,654
2017	2,654
2018	2,654

7. Credit Facility

On February 7, 2013, the Company amended and restated the terms of its existing senior secured credit facility (the “Prior Credit Facility”). The amended and restated facility (the “Credit Facility”), with a scheduled maturity of February 7, 2018, has a maximum borrowing capacity of $200.0 million. The Prior Credit Facility had a maximum borrowing capacity of $110.0 million. Certain of the Company’s subsidiaries serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility. The Credit Facility is collateralized by a first priority security interest in substantially all of the present and future assets of the Company and the Guarantors. On March 14, 2014, the Company amended the terms of the Credit Facility (“Amendment No.1”) to obtain consents from the lenders named therein to allow it to enter into certain corporate transactions, including the sale of a 20.0% interest in IMAX China (Holding), Inc. (“IMAX China”).

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

Under the Credit Facility, the effective interest rate for the three and six months ended June 30, 2014 for the revolving loan portion was nil and nil, respectively, as no amounts were outstanding during the period (2013 — 2.19% and 2.40%, respectively).

The Company was in compliance with all of these requirements at June 30, 2014.

Total amounts drawn and available under the Credit Facility at June 30, 2014 were $nil and $200.0 million, respectively (December 31, 2013 — $nil and $200.0 million, respectively).

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. There is no settlement risk on its foreign currency forward contracts at June 30, 2014 as the fair value exceeded the notional value of the forward contracts. As at June 30, 2014, the Company has $23.5 million of such arrangements outstanding.

Bank of Montreal Facility

As at June 30, 2014, the Company has available a $10.0 million facility (December 31, 2013 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at June 30, 2014, the Company has letters of credit and advance payment guarantees outstanding of $0.3 million (December 31, 2013 — $0.3 million) under the Bank of Montreal Facility.

8. Commitments

As at June 30, 2014, the Company’s committed investment for the construction of the new Los Angeles-area office facility in Playa Vista is approximately $45.0 to $50.0 million, of which $14.7 million has been capitalized to-date. The Company anticipates that construction of the new Playa Vista facility will be completed in 2015. A significant portion of the project is expected to be financed through a construction loan and related term facility.

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

(b) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, consisting of past and future rents owed to the Company, plus interest and costs, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India. The Company has opposed that application on a number of grounds and seeks to have the ICC award recognized in India. On June 24, 2011, the Company commenced an application to the Ontario Superior Court of Justice for recognition of the final award. On December 2, 2011, the Ontario court issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application. On January 18, 2012, the Company filed an application in New York State Supreme Court seeking recognition of the Ontario order in New York. E-City did not appear in that proceeding and on April 11, 2012, the New York court issued an order granting the Company’s application leading to an entry of $15.5 million default judgment in favor of the Company on May 4, 2012. On March 11, 2014, E-City moved the Court to vacate this judgment on the ground that the service of process was improper, and that motion was granted by order dated July 3, 2014. The Company intends to appeal that order and/or to commence a new proceeding to have the Canadian judgment recognized in New York. On January 30, 2013, the Company filed another action in the New York Supreme Court seeking to collect the amount due under the New York judgment from certain entities and individuals affiliated with E-City. On June 13, 2013, the Bombay High Court ruled that it has jurisdiction over the proceeding but on November 19, 2013, the Supreme Court of India stayed proceedings in the High Court pending Supreme Court review of the High Court’s ruling. The Respondents in the New York action have answered and objected to the Company’s petition, and they have moved to dismiss for improper service of process. The New York Court heard oral arguments on August 20, 2013 and April 3, 2014 and has not yet issued a decision. On July 11, 2014, the Company moved to amend its petition to have the Canadian judgment recognized as part of this proceeding.

(c) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York (the “Court”). On January 18, 2007, the Court consolidated all eight class action lawsuits and appointed Westchester Capital Management, Inc. as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On October 2, 2007, plaintiffs filed a consolidated amended class action complaint. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock on the NASDAQ between February 27, 2003 and July 20, 2007 (the “U.S. Class”), alleges primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. The amended complaint also added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. On April 14, 2011, the Court issued an order appointing The Merger Fund as the lead plaintiff and Abbey Spanier Rodd & Abrams, LLP as lead plaintiff’s counsel. On November 2, 2011, the parties entered into a memorandum of understanding containing the terms and conditions of a settlement of this action. On January 26, 2012, the parties executed and filed with the Court a formal stipulation of settlement and proposed form of notice to the class, which the Court preliminarily approved on February 1, 2012. Under the terms of the settlement, members of the U.S. Class who did not opt out of the settlement will release defendants from liability for all claims that were alleged in this action or could have been alleged in this action or any other proceeding (including the action in Canada as described in (d) of this note (the “Canadian Action”) relating to the purchase of IMAX securities on the NASDAQ from February 27, 2003 and July 20, 2007 or the subject matter and facts relating to this action. As part of the settlement and in exchange for the release, defendants will pay $12.0 million to a settlement fund which amount will be funded by the carriers of the Company’s directors and officers insurance policy and by PricewaterhouseCoopers LLP. On March 26, 2012, the parties executed and filed with the Court an amended formal stipulation of settlement and proposed form of notice to the class, which the court preliminarily approved on March 28, 2012. On June 20, 2012, the Court issued an order granting final approval of the settlement. The settlement was distributed to the U.S. Class on May 5, 2014.

(d) A class action lawsuit was filed on September 20, 2006 in the Canadian Court against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit seeks $210.0 million in compensatory and punitive damages, as well as costs. For reasons released December 14, 2009, the Canadian Court granted leave to the plaintiffs to amend their statement of claim to plead certain claims pursuant to the Securities Act (Ontario) against the Company and certain individuals (“the Defendants”) and granted certification of the action as a class proceeding. These are procedural decisions, and do not contain any conclusions binding on a judge at trial as to the factual or legal merits of the claim. Leave to appeal those decisions was denied. In March 2013, the Defendants obtained an Order enforcing the settlement Order in the parallel class action in the United States in this Canadian class action lawsuit, with the result that the class in this case was reduced in size by approximately 85%. A motion by the Plaintiffs for leave to appeal that Order was dismissed. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors’ and officers’ insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits, exclusions and deductibles.

(e) On June 26, 2013, the Company filed suit against GDC Technology (USA) LLC and certain of its affiliates (collectively, “GDC”) in the U.S. District Court for the Central District of California alleging trade secret misappropriation, unjust enrichment and unfair competition and seeking injunctive relief, compensatory damages, and punitive damages. This action is based on GDC’s commercial exploitation of large format digital theater projection system and film conversion technologies, which the lawsuit alleged were stolen from the Company by its former employee, Gary Tsui, and then provided by Tsui to various technology companies in China. The Company’s action against GDC alleged that GDC knowingly and actively used these trade secrets and marketing large format film projection systems and conversion technology that the Company was informed and believes were derived from and incorporate the trade secrets stolen by Tsui. On June 20, 2014, following the entry by the Company and GDC into a confidential settlement agreement, the Company dismissed the lawsuit against GDC without prejudice.

(f) The Company is also involved in litigation against Gary Tsui (“Tsui”) and related parties in both Canada and China based on Tsui’s theft and use of the Company’s trade secrets. The Company filed a lawsuit against Tsui and other related individuals and entities in the Ontario Superior Court of Justice on December 8, 2009, through which the Company sought injunctive relief to prohibit Tsui from disclosing or using the Company’s confidential and proprietary information and from competing with the Company. The

Company is also seeking compensatory and punitive damages. The Ontario Court awarded the injunctive relief sought by the Company on December 22, 2009. On April 30, 2013, a warrant was issued for Tsui’s arrest based on his refusal to comply with the orders of the Ontario court, including with respect to the continued use of the Company’s trade secrets. The Ontario action was heard in June 2014 and judgment was rendered the Company’s favor. The Court awarded the Company $6.0 million in damages against all defendants for conversion and misuse of confidential information, $456,000 against all defendants for disgorgement of profits from the lost business opportunity, $50,000 from Tsui in punitive damages of prejudgment interest on the forgoing and $300,000 in costs against all defendants. The Company also initiated suits against Tsui in Beijing No. 1 Intermediate People’s Court in Beijing, China on February 16, 2013 and December 3, 2013, seeking relief similar to that sought in the Ontario action. In October, 2013, Jiangsu Sunway Digital Technology Co. Ltd (a company incorporated by Tsui), commenced an action against the Company in Zhenjiang Intermediate People’s Court, in Zhenjiang, China, alleging that the Company defamed and slandered the plaintiff through the commencement of the actions against Tsui in Canada and China referred to above, as well as several written communications to third parties. The plaintiff claims damages in the preliminary amount of 6.0 million Chinese Yuan Renminbi plus costs. The Company is vigorously defending this action. The actions in China remain ongoing.

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

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the condensed consolidated balance sheets:

	June 30,	December 31,
	2014	2013
Balance at the beginning of period	$7	$32
Warranty redemptions	(5)	(77)
Warranties issued	5	52

Balance at the end of period	$7	$7

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

The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs and direct advertising and marketing, included in costs and expenses applicable to revenues-equipment and product sales, totaled $0.7 million and $0.9 million for the three and six months ended June 30, 2014, respectively (2013 — $0.4 million and $0.7 million, respectively).

Film exploitation costs, including advertising and marketing, totaled $2.2 million and $3.6 million for the three and six months ended June 30, 2014, respectively (2013 — $1.4 million and $2.4 million, respectively) and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $0.5 million and $0.5 million for the three and six months ended June 30, 2014, respectively (2013 — $0.5 million and $0.5 million, respectively). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $0.5 million and $0.7 million for the three and six months ended June 30, 2014, respectively (2013 — $0.5 million and $0.7 million, respectively).

(b)	Foreign Exchange

Included in selling, general and administrative expenses for the three and six months ended June 30, 2014 is a gain of $0.7 million and a gain of less than $0.1 million, respectively, for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities. See note 17(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 39 exhibitors for a total of 654 theater systems, of which 408 theaters were operating as of June 30, 2014. The terms of the Company’s joint revenue sharing arrangements are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m) of the Company’s 2013 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Rentals revenue and for the three and six months ended June 30, 2014 amounted to $19.4 million and $30.2 million, respectively (2013 — $18.3 million and $27.7 million, respectively).

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

For the six months ended June 30, 2014, the majority of IMAX DMR revenue was earned from the exhibition of 26 IMAX DMR films were exhibited throughout the IMAX theater network. The Company has entered into arrangements with film producers to convert 9 additional films, which are expected to be released during the remainder of 2014, the terms of which are substantially similar in nature, rights and obligations. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m) of the Company’s 2013 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three and six months ended June 30, 2014 amounted to $24.0 million and $39.2 million, respectively (2013 — $26.0 million and $40.3 million, respectively).

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

At June 30, 2014, the Company has one significant co-produced film arrangement which represents the VIE total assets and liabilities balance of $0.5 million and 6 other co-produced film arrangements, the terms of which are similar.

For the three and six months ended June 30, 2014, amounts totaling $1.3 million and $1.9 million, respectively (2013 — $1.0 million and $2.1 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

11. Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Six Months Ended June 30,
	2014	2013
(Increase) decrease in:
Accounts receivable	$(398)	$(20,661)
Financing receivables	2,074	(5,994)
Inventories	(7,012)	(1,717)
Prepaid expenses	(842)	(739)
Commissions and other deferred selling expenses	(686)	(131)
Insurance recoveries	10,958	112
Other assets	(602)	(74)
Increase (decrease) in:
Accounts payable	(6,908)	4,132
Accrued and other liabilities(1)	(11,005)	109
Deferred revenue	11,202	(38)

	$(3,219)	$(25,001)

(1)	Change in accrued and other liabilities for the six months ended June 30, 2014 includes payments of $nil for variable stock-based compensation (2013 — $1.0 million).

(b) Cash payments made on account of:

	Six Months Ended June 30,
	2014	2013
Income taxes	$3,729	$301

Interest	$—	$347

(c) Depreciation and amortization are comprised of the following:

	Six Months Ended June 30,
	2014	2013
Film assets	$5,343	$10,020
Property, plant and equipment
Joint revenue sharing arrangements	5,852	5,819
Other property, plant and equipment	2,676	2,454
Other intangible assets	1,468	1,397
Other assets	343	286
Deferred financing costs	263	225

	$15,945	$20,201

(d) Write-downs, net of recoveries, are comprised of the following:

	Six Months Ended June 30,
	2014	2013
Impairment of available-for-sale investment	$650	$—
Accounts receivable	449	(45)
Financing receivables	167	100
Property, plant and equipment	270	—
Inventories	43	—

	$1,579	$55

12. Receivable Provisions, Net of Recoveries

The following table reflects the Company’s receivable provisions net of recoveries recorded in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Accounts receivable provisions, net of recoveries	$329	$(45)	$449	$(45)
Financing receivables, net of recoveries	—	100	167	100

Receivable provisions, net of recoveries	$329	$55	$616	$55

13. Income Taxes

(a)	Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. During the six months ended June 30, 2014, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings.

As at June 30, 2014, the Company had net deferred income tax assets after valuation allowance of $21.2 million (December 31, 2013 — $24.3 million), which consists of a gross deferred income tax asset of $26.0 million (December 31, 2013 — $29.1 million), against which the Company is carrying a $4.8 million valuation allowance (December 31, 2013 — $4.8 million).

(b)	Income Tax Effect on Comprehensive Income

The income tax (expense) benefit related to the following items included in the Company’s other comprehensive income (loss) are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Unrealized change in cash flow hedging instruments	$(242)	$129	$(159)	$206
Realized change in cash flow hedging instruments upon settlement	(66)	(22)	(1)	11
Other-than-temporary impairment of available-for-sale investment	(45)	—	(45)	—
Foreign currency translation adjustments	7	(61)	40	26
Amortization of actuarial loss on defined benefit plan	—	(29)	—	(58)
Gain on curtailment of postretirement benefit plan	—	—	—	(100)

	$(346)	$17	$(165)	$85

14. Capital Stock

(a)	Stock-Based Compensation

The compensation costs recorded in the condensed consolidated statement of operations for these plans were $4.7 million and $7.9 million for the three and six months ended June 30, 2014, respectively (2013 — $3.1 million and $5.9 million, respectively).

As at June 30, 2014, the Company has reserved a total of 9,887,137 (December 31, 2013 — 10,530,723) common shares for future issuance under the Company’s Stock Option Plan (“SOP”) and the IMAX 2013 Long-Term Incentive Plan (“IMAX LTIP”). Of the common shares reserved for issuance, there are options in respect of 6,552,500 common shares and RSUs in respect of 642,116 common shares outstanding at June 30, 2014. At June 30, 2014, options in respect of 3,656,730 common shares were vested and exercisable.

Stock Option Plan

The Company recorded an expense of $2.2 million and $4.4 million for the three and six months ended June 30, 2014, respectively (2013 — $2.2 million and $4.4 million, respectively), related to stock option grants issued to employees and directors in the IMAX LTIP and SOP plans. An income tax benefit is recorded in the condensed consolidated statements of operations of $0.9 million for these costs.

The weighted average fair value of all stock options, granted to employees and directors for the three and six months ended June 30, 2014 at the grant date was not applicable and $8.33 per share, respectively (2013 — $6.51 per share and $6.54 per share, respectively). The following assumptions were used to estimate the average fair value of the stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Average risk-free interest rate	n/a	1.10%	2.50%	1.34%
Expected option life (in years)	n/a	4.63	4.48 - 5.82	4.62 - 4.63
Expected volatility	n/a	40%	37.5%	40%
Annual termination probability	n/a	8.46% - 8.52%	0% - 8.40%	8.46% - 8.52%
Dividend yield	n/a	0%	0%	0%

Stock options to Non-Employees

No stock options were granted to non-employees in 2014.

During the three and six months ended June 30, 2013, an aggregate of 2,500 stock options to purchase the Company’s common stock with an average exercise price of $26.28 were granted to certain advisors and strategic partners of the Company. These stock options granted have a maximum contractual life of 7 years. The stock options granted in 2013 were granted under the IMAX LTIP.

As at June 30, 2014, non-employee stock options outstanding amounted to 54,251 stock options (2013 — 108,001) with a weighted average exercise price of $13.71 (2013 — $14.08). 41,576 stock options (2013 — 41,384) were exercisable with an average weighted exercise price of $11.15 (2013 — $11.36) and the vested stock options have an aggregate intrinsic value of $0.7 million (2013 — $0.6 million). The weighted average fair value of stock options granted to non-employees during the three and six months ended June 30, 2013 at the measurement date was $11.50 per share, utilizing a Binomial Model with the following underlying assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Average risk-free interest rate	n/a	1.64%	n/a	1.64%
Contractual option life	n/a	7 Years	n/a	7 Years
Average expected volatility	n/a	40%	n/a	40%
Dividend yield	n/a	0%	n/a	0%

For the three and six months ended June 30, 2014, the Company recorded a charge of less than $0.1 million, respectively (2013 — $0.1 million, respectively) to cost and expenses related to revenues — services and selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is an accrual of less than $0.1 million for non-employee stock options (December 31, 2013 — $0.1 million).

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

In 2012, an aggregate of 146,623 Tandem Options were granted to certain employees in conjunction with China Options with an average price of $22.39 per share in accordance with the China LTIP. During the three and six months ended June 30, 2014, an additional nil and 6,021, respectively, Tandem Options were granted in conjunction with China Options with an average price of $nil and $27.20 per share, respectively. The Tandem Options have a maximum contractual life of 7 years. As at June 30, 2014, there were 152,644 (December 31, 2013 — 146,623) outstanding and unvested Tandem Options issued under the China LTIP with a weighted average exercise price of $22.58 per share (December 31, 2013 — $22.39 per share). The weighted average fair value of the Tandem Options granted during the three and six months ended June 30, 2014 was n/a and $7.02 per share, respectively. The total fair value of the Tandem Options granted with respect to the China LTIP was $1.6 million. The Company is recognizing this expense over a 5 year period. If a performance event occurs, including upon the occurrence of a qualified initial public offering or upon a change in control on or prior to the fifth anniversary of the grant date, the 152,644 Tandem Options issued forfeit immediately and the related charge would be reversed. There were no option awards issued under the China LTIP during the three and six months ended June 30, 2013.

The Company has recorded an expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2014 (June 30, 2013 — $0.1 million and $0.l million, respectively) related to Tandem Options issued under the China LTIP.

Stock Option Summary

The following table summarizes certain information in respect of option activity under the SOP and IMAX LTIP for the six month periods ended June 30:

	Number of Shares		Weighted Average Exercise Price Per Share
	2014	2013	2014	2013

Options outstanding, beginning of period	6,263,121	7,441,068	$21.11	$18.48
Granted	828,353	192,112	27.44	25.46
Exercised	(505,187)	(579,681)	5.26	6.89
Forfeited	(10,000)	(69,658)	18.98	26.58
Cancelled	(23,787)	(1,550)	33.60	28.78

Options outstanding, end of period	6,552,500	6,982,291	23.09	19.56

Options exercisable, end of period	3,656,730	3,477,935	21.35	17.17

The Company cancelled 17,787 and 23,787 stock options from its SOP (2013 — 300 and 1,550, respectively) surrendered by Company employees during the three and six months ended June 30, 2014, respectively.

As at June 30, 2014, 6,201,893 options were fully vested or are expected to vest with a weighted average exercise price of $22.96, aggregate intrinsic value of $37.1 million and weighted average remaining contractual life of 4.8 years. As at June 30, 2014, options that are exercisable have an intrinsic value of $27.7 million and a weighted average remaining contractual life of 4.5 years. The intrinsic value of options exercised in the three and six months ended June 30, 2014 was $9.0 million and $11.1 million, respectively (2013 — $3.8 million and $11.0 million, respectively).

Restricted Share Units

RSUs have been granted to employees, consultants and directors under the IMAX LTIP. Each RSU represents a contingent right to receive one common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date. The Company recorded an expense of $2.4 million and $3.3 million for the three and six month period ended June 30, 2014, respectively (2013 — $1.1 million and $1.1 million, respectively), related to RSU grants issued to employees and directors in the plan. The annual termination probability assumed for the three and six months ended June 30, 2014, was 0% and ranged from 0% to 9.46%, respectively. In addition, the Company recorded an expense of less than $0.1 million and less than $0.1 million for the three and six months ended June 30, 2014, respectively (2013 — less than $0.1 million and less than $0.1 million, respectively), related to RSU grants issued to certain advisors and strategic partners of the Company.

During the three and six month period ended June 30, 2014, in connection with the vesting of RSUs, the Company delivered 61,386 and 104,524, respectively, Common Shares to IMAX LTIP participants, of which 76,708 Common Shares were issued from treasury and 27,816 Common Shares were purchased in the open market by the IMAX LTIP trustee.

Total stock-based compensation expense related to non-vested RSU’s not yet recognized at June 30, 2014 and the weighted average period over which the awards are expected to be recognized is $13.4 million and 3.1 years. The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was $0.2 million and $0.5 million, respectively for the three and six months ended June 30, 2014.

RSUs granted under the IMAX LTIP vest between one and four years from the date granted. Vesting of the RSUs is subject to continued employment or service with the Company.

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP for the six months ended June 30, 2014:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2014	2013	2014	2013

RSUs outstanding, beginning of period	264,140	—	$26.14	$—
Granted	482,588	277,198	27.41	26.28
Vested and settled	(104,612)	(39,761)	26.13	26.28

RSUs outstanding, end of period	642,116	237,437	27.09	26.28

Stock Appreciation Rights

There have been no stock appreciation rights (“SARs”) granted since 2007. As at June 30, 2014 and December 31, 2013, no SARS were outstanding. For the three and six months ended June 30, 2013, nil and 50,000 SARs were cash settled for $nil and $1.0 million, respectively. The average exercise price for the settled SARs for the three and six months ended June 30, 2013 was $nil and $6.86 per SAR. None of the SARs were forfeited, cancelled, or expired for the three and six months ended June 30, 2013. The Company recorded a recovery of $0.1 million and an expense of $0.3 million for the three and six months ended June 30, 2013, respectively, to selling, general and administrative expenses related to these SARs.

(b)	Income Per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income attributable to Common Shareholders	$13,307	$11,816	$13,886	$14,677
Less: Accretion charges associated with redeemable common stock	(142)	—	(142)	—

Net income applicable to Common Shareholders	$13,165	$11,816	$13,744	$14,677

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	67,957	66,866	67,841	66,482
Weighted average number of shares issued during the period	271	86	227	317

Weighted average number of shares used in computing basic income per share	68,228	66,952	68,068	66,799
Assumed exercise of stock options and RSUs, net of shares assumed repurchased	1,224	1,941	1,380	1,970

Weighted average number of shares used in computing diluted income per share	69,452	68,893	69,448	68,769

The calculation of diluted earnings per share excludes 4,325,037 and 4,205,083 shares, respectively that are issuable upon exercise of 119,954 and nil RSUs, respectively and stock options of 4,205,083, respectively, for the three and six months ended June 30, 2014, as the impact of these exercises would be antidilutive.

(c)	Shareholders’ Equity

The following summarizes the movement of Shareholders’ Equity for the six months ended June 30, 2014:

Balance as at December 31, 2013	$319,585
Net income attributable to Common Shareholders	13,886
Adjustments to capital stock:
Cash received from issuance of common shares	2,657
Issuance of common shares for vested RSUs	2,000
Fair value of stock options exercised at date of grant	641
Adjustments to other equity:
Employee stock options granted	4,540
Non-employee stock options granted	149
Fair value of stock options exercised at date of grant	(641)
RSUs granted	3,335
RSUs vested	(2,792)
Excess tax benefits from RSUs	13
Adjustment for accretion charges associated with redeemable common stock	(142)
Adjustments to accumulated other comprehensive loss:
Unrealized net gain from cash flow hedging instruments	127
Realization of cash flow hedging net loss upon settlement	504
Other-than-temporary impairment of available-for-sale investment	350
Foreign currency translation adjustments	(175)
Tax effect of movement in other comprehensive income	(165)

Balance as at June 30, 2014	$343,872

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

Transactions among the other segments are not significant.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue(1)
IMAX theater systems
IMAX systems	$17,996	$20,792	$25,756	$33,530
Theater system maintenance	8,673	7,952	16,868	15,741
Joint revenue sharing arrangements	19,363	18,336	30,219	27,712

	46,032	47,080	72,843	76,983

Films
Production and IMAX DMR	24,050	25,952	39,235	40,307
Distribution	2,942	2,185	4,405	4,672
Post-production	2,391	2,927	5,617	4,068

	29,383	31,064	49,257	49,047

Other	3,730	3,569	5,242	5,349

Total	$79,145	$81,713	$127,342	$131,379

Gross margins
IMAX theater systems
IMAX systems(2)	$11,589	$10,729	$16,362	$18,943
Theater system maintenance	2,781	3,160	5,782	6,214
Joint revenue sharing arrangements(2)	13,378	13,507	20,661	19,643

	27,748	27,396	42,805	44,800

Films
Production and IMAX DMR(2)	18,634	14,936	29,708	24,149
Distribution(2)	594	309	784	512
Post-production	364	313	889	(119)

	19,592	15,558	31,381	24,542

Other	454	681	16	483

Total	$47,794	$43,635	$74,202	$69,825

(1)	The Company’s largest customer represents 16.5% and 16.4% for the three and six months ended June 30, 2014, respectively (2013 — 14.3% and 14.3%, respectively).
(2)

IMAX systems include marketing and commission costs of $0.7 million and $0.9 million for the three and six months ended June 30, 2014, respectively (2013 — $0.4 million and $0.7 million, respectively). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $1.0 million and $1.2 million for the three and six months ended June 30, 2014, respectively (2013 — $0.9 million and $1.1 million, respectively). Production and DMR segment margins include marketing costs of $2.0 million and $3.2 million for the three and six months ended June 30, 2014, respectively (2013 — $1.4 million and $2.3 million, respectively). Distribution segment margins include marketing costs of $0.2 million and $0.4 million for the three and six months ended June 30, 2014, respectively (2013 — less than $0.1 million and $0.1 million, respectively).

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
United States	$32,528	$42,020	$52,212	$63,371
Canada	2,507	3,702	4,632	5,451
Greater China	17,847	10,931	28,356	21,943
Asia (excluding Greater China)	8,410	8,158	12,696	12,149
Western Europe	7,411	5,689	12,407	9,079
Russia and the CIS	5,105	6,913	7,451	11,852
Latin America	3,806	3,214	6,062	4,634
Rest of the World	1,531	1,086	3,526	2,900

Total	$79,145	$81,713	$127,342	$131,379

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

The following table provides disclosure of the pension obligation for the SERP:

	June 30, 2014	December 31, 2013
Obligation, beginning of period	$18,284	$20,366
Interest cost	132	195
Actuarial gain	—	(2,277)

Obligation, end of period and unfunded status	$18,416	$18,284

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest cost	$66	$49	$132	$98
Amortization of actuarial loss	—	111	—	222

Pension expense	$66	$160	$132	$320

No contributions are expected to be made for the SERP during 2014. The Company expects interest costs of $0.1 million to be recognized as a component of net periodic benefit cost during the remainder of 2014.

The accumulated benefit obligation for the SERP was $18.4 million at June 30, 2014 (December 31, 2013 — $18.3 million).

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2014 (six months remaining)	$—
2015	—
2016	—
2017	19,228
2018	—
Thereafter	—

$19,228

(b)	Defined Contribution Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and six months ended June 30, 2014, the Company contributed and expensed an aggregate of $0.4 million and $0.7 million, respectively (2013 — $0.4 million and $0.7 million, respectively), to its Canadian plan and an aggregate of $0.1 million and $0.2 million, respectively (2013 — $0.1 million and $0.2 million, respectively), to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits — Executives

The Company has an unfunded postretirement plan for Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at June 30, 2014 is $0.4 million (December 31, 2013 — $0.4 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and six months ended June 30, 2014, respectively (2013 — less than $0.1 million and less than $0.1 million, respectively).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2014 (six months remaining)	$20
2015	22
2016	24
2017	29
2018	33
Thereafter	274

$402

(d)	Postretirement Benefits — Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees who meet specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. The postretirement benefits obligation as at June 30, 2014 is $2.4 million (December 31, 2013 — $2.3 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and six months ended June 30, 2014, respectively (2013 — less than $0.1 million and less than $0.1 million, respectively).

In the first quarter of 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company recognized a pre-tax curtailment gain in 2013 of $2.2 million (included in selling, general and administrative expenses) and a reduction in the postretirement liability of $2.6 million.

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2014 (six months remaining)	$76
2015	89
2016	99
2017	110
2018	116
Thereafter	1,873

$2,363

17. Financial Instruments

(a)	Financial Instruments

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

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at June 30, 2014		As at December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Net financed sales receivable	$92,133	$91,055	$93,493	$92,043
Net investment in sales-type leases	$12,736	$12,414	$13,617	$13,214
Available-for-sale investment	$700	$700	$1,000	$1,000
Foreign exchange contracts — designated forwards	$209	$209	$(421)	$(421)

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2014 and December 31, 2013, respectively.

The fair value of the Company’s available-for-sale investment is determined using the present value of expected cash flows based on projected earnings and other information readily available from the business venture (Level 3 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2014 and December 31, 2013, respectively. The discounted cash flow valuation technique is based on significant unobservable inputs of revenue and expense projections, appropriately risk weighted, as the investment is in a start-up entity. The significant unobservable inputs used in the fair value measurement of the Company’s available-for-sale investment are long-term revenue growth and pretax operating margin. A significant increase (decrease) in any of those inputs in isolation would result in a lower or higher fair value measurement.

The fair value of foreign currency derivatives is determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2014 and December 31, 2013, respectively. These identical instruments are traded on a closed exchange.

There were no significant transfers between Level 1 and Level 2 during the six months ended June 30, 2014 or 2013. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The table below sets forth a summary of changes in the fair value of the Company’s available-for-sale investment measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period:

	Available For Sale Investments
	2014	2013

Beginning balance, January 1,	$1,000	$1,350
Transfers into/out of Level 3	—	—
Total gains or losses (realized/unrealized)
Included in earnings	(650)	—
Change in other comprehensive income	350	—
Purchases, issuances, sales and settlements	—	—

Ending balance, June 30,	$700	$1,350

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(650)	$—

There were no transfers in or out of the Company’s level 3 assets during the six months ended June 30, 2014.

(c)	Financing Receivables

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

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at June 30, 2014			As at December 31, 2013
	Minimum Lease Payments	Financed Sales Receivables	Total	Minimum Lease Payments	Financed Sales Receivables	Total

In good standing	$11,435	$90,900	$102,335	$12,318	$89,017	$101,335
Credit watch	—	333	333	420	3,895	4,315
Pre-approved transactions	294	532	826	288	—	288
Transactions suspended	1,972	861	2,833	1,397	817	2,214

	$13,701	$92,626	$106,327	$14,423	$93,729	$108,152

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at June 30, 2014		As at December 31, 2013
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance

Net investment in leases	$2,265	$(965)	$1,684	$(606)
Net financed sales receivables	861	(493)	817	(236)

	$3,126	$(1,458)	$2,501	$(842)

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

The Company’s aged financing receivables are as follows:

	As at June 30, 2014
	Accrued And Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances

Net investment in leases	$257	$178	$1,141	$1,576	$12,125	$13,701	$(965)	$12,736
Net financed sales receivables	1,911	1,166	4,131	7,208	85,418	92,626	(493)	92,133

Total	$2,168	$1,344	$5,272	$8,784	$97,543	$106,327	$(1,458)	$104,869

	As at December 31, 2013
	Accrued And Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances

Net investment in leases	$444	$218	$841	$1,503	$12,920	$14,423	$(806)	$13,617
Net financed sales receivables	2,502	1,211	3,018	6,731	86,998	93,729	(236)	93,493

Total	$2,946	$1,429	$3,859	$8,234	$99,918	$108,152	$(1,042)	$107,110

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at June 30, 2014
	Accrued And Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing

Net investment in leases	$108	$145	$469	$722	$4,796	$—	$5,518
Net financed sales receivables	440	387	2,215	3,042	16,586	—	19,628

Total	$548	$532	$2,684	$3,764	$21,382	$—	$25,146

	As at December 31, 2013
	Accrued And Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing

Net investment in leases	$168	$108	$205	$481	$4,865	$(200)	$5,146
Net financed sales receivables	450	469	2,056	2,975	19,282	—	22,257

Total	$618	$577	$2,261	$3,456	$24,147	$(200)	$27,403

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

	For the Three Months Ended June 30, 2014
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	525	—	(493)	524	—

Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—

Total recorded investment in impaired loans:

Net financed sales receivables	$525	$—	$(493)	$524	$—

	For the Three Months Ended June 30, 2013
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	188	220	(66)	172	—

Recorded investment for which there is no related allowance:
Net financed sales receivables	358	49	—	363	—

Total recorded investment in impaired loans:

Net financed sales receivables	$546	$269	$(66)	$535	$—

	For the Six Months Ended June 30, 2014
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	525	—	(493)	526	—

Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—

Total recorded investment in impaired loans:

Net financed sales receivables	$525	$—	$(493)	$526	$—

	For the Six Months Ended June 30, 2013
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	188	220	(66)	172	—

Recorded investment for which there is no related allowance:
Net financed sales receivables	358	49	—	367	22

Total recorded investment in impaired loans:

Net financed sales receivables	$546	$269	$(66)	$539	$22

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables is as follows:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:

Beginning balance	$806	$488	$806	$236
Provision	159	5	159	257

Ending balance	$965	$493	$965	$493

Ending balance: individually evaluated for impairment	$965	$493	$965	$493

Financing receivables:

Ending balance: individually evaluated for impairment	$13,701	$92,626	$13,701	$92,626

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:

Beginning balance	$1,130	$66	$1,130	$66
Charge-offs	—	—	—	—
Provision	100	—	100	—

Ending balance	$1,230	$66	$1,230	$66

Ending balance: individually evaluated for impairment	$1,230	$66	$1,230	$66

Financing receivables:

Ending balance: individually evaluated for impairment	$15,690	$85,692	$15,690	$85,692

(d)	Foreign Exchange Risk Management

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

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at June 30, 2014 (the “Foreign Currency Hedges”), with settlement dates throughout 2015. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The Company currently does not hold any derivatives which are not designated as hedging instruments and therefore no gain or loss pertaining to an ineffective portion has been recognized.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value foreign exchange contracts as at:

	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$23,453	$23,555

Fair value of derivatives in foreign exchange contracts as at:

	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$423	$—
Foreign exchange contracts — Forwards	Accrued and other liabilities	(214)	(421)

		$209	$(421)

Derivatives in Foreign Currency Hedging relationships are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Foreign exchange contracts — Forwards	Derivative Gain (Loss) Recognized in OCI (Effective Portion)	$937	$(498)	$127	$(800)

		$937	$(498)	$127	$(800)

	Location of Derivative (Loss) Gain Reclassified from AOCI into Income	Three Months Ended June 30,		Six Months Ended June 30,
	(Effective Portion)	2014	2013	2014	2013
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$(256)	$(82)	$(504)	$48

		$(256)	$(82)	$(504)	$48

(e)	Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 or FASB ASC 320, as appropriate. As at June 30, 2014, the equity method of accounting is being utilized for investments with a total carrying value of $1.2 million (December 31, 2013 — $0.4 million). In 2013, the Company contributed $1.4 million, net of its share of costs, to a new business venture in the early-stage of start-up. In the first quarter of 2014, this new business venture was operational. For the three months ended June 30, 2014, gross revenues, cost of revenue and net loss for these investments were $1.4 million, $0.8 million and $0.2 million, respectively (2013 — $0.8 million, $3.2 million and $4.3 million, respectively). For the six months ended June 30, 2014, gross revenues, cost of revenue and net loss for these investments were $2.3 million, $1.7 million and $1.0 million, respectively (2013 — $4.2 million, $6.9 million and $6.5 million, respectively). The difference between the Company’s investment balance and the amount of underlying equity in net assets owned by the Company amounts to $0.3 million and relates to goodwill. The Company has determined it is not the primary beneficiary of these VIEs, and therefore these entities have not been consolidated. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under the FASB ASC 320 and is recorded at its fair value of $0.7 million at June 30, 2014 (December 31, 2013 — $1.0 million). In the three and six months ended June 30, 2014, the Company recognized an other-than-temporary impairment of $0.7 million, respectively, for its investment, of which $0.4 million was recognized out of other comprehensive income and $0.3 million as a direct impairment in the condensed consolidated statement of operations. This investment is classified as an available-for-sale investment. The Company has invested $2.5 million in the preferred shares of an enterprise which meet the criteria for classification as an equity security under FASB ASC 325 and accrued $0.5 million pertaining to warrants related to the respective investment (December 31, 2013 — investment of $2.5 million and $0.5 million pertaining to warrants). There has been no change in the value of this investment. The total carrying value of investments in new business ventures at June 30, 2014 is $4.9 million (December 31, 2013 — $5.8 million) and is recorded in Other Assets.

18. Non-Controlling Interests

(a)	IMAX China Non-Controlling Interest

On April 8, 2014, the Company announced the investment in its Greater China business by CMC Capital Partners (“CMC”), an investment fund that is focused on media and entertainment, and FountainVest Partners (“FountainVest”), a China-focused private equity firm. The IMAX China investment provides for the sale and issuance of 20.0% of the shares in IMAX China to entities owned and controlled by CMC and FountainVest, with the intent of further strengthening the Company’s competitive position in China.

Pursuant to the transaction, IMAX China issued the investors 337,500 Common C Shares of par value $0.01 each in the authorized capital of IMAX China (the “Class C Shares”) for an aggregate subscription price of $40.0 million (the “First Closing”) on April 8, 2014 (the “First Completion Date”), and subject to certain conditions, IMAX China agreed to issue to the investors another 337,500 Class C Shares for an aggregate subscription price of $40.0 million (the “Second Closing”) on February 8, 2015 (the “Second Completion Date”). IMAX China remains a consolidated subsidiary of the Company. Beginning in the second quarter of 2014, the Company’s condensed consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from this transaction and the net proceeds are classified as redeemable non-controlling interest in temporary equity.

Under the shareholders’ agreement, except under limited circumstances, holders of Class C Shares may not transfer any Class C Shares prior to the Second Completion Date. After the Second Completion Date, holders of Class C Shares may not transfer any Class C Shares except (i) to certain permitted transferees, (ii) pursuant to any sale of Class C Shares on the public market in connection with or following an IPO, and (iii) subject to the right of first offer of the holder of common A shares of par value $0.01 each in the authorized capital of IMAX China (the “Class A Shares”). With respect to transfers Class A Shares prior to an IPO, the shareholders’ agreement also provides certain drag-along rights to the holder of Class A Shares and certain tag-along rights and put rights to holders of Class C Shares.

The board of directors of IMAX China will initially consist of nine members. The shareholders’ agreement provides that each of FountainVest and CMC has the right to nominate one member of IMAX China’s board of directors if it owns, (a) at any time prior to the Second Completion Date, at least 90.0% of the Class C Shares issued to such Person at the First Completion Date and (b) at any time following the Second Completion Date, at least 90.0% of the Class C Shares issued to such Person at both the First Completion Date and Second Completion Date. The holder of Class A Shares has the right to nominate seven members, among which one nominee shall be an independent director reasonably satisfactory to the holders of Class C Shares.

The shareholders’ agreement entered into in connection with the transaction contains restrictions on the transfer of IMAX China’s common shares, certain provisions related to the composition of IMAX China’s board of directors and certain provisions relating to the redemption and share issuance in lieu of initial public offering of IMAX China’s shares and put and call rights relating to change of control of the Company.

The shareholders’ agreement entered into in connection with the transaction provides that IMAX China intends to conduct an IPO of its shares by the fifth anniversary of the First Completion Date. If a qualified IPO (as defined in the shareholders’ agreement) has not occurred by such date, each holder of Class C Shares may request that all of such holders’ Class C Shares be, at their election, either: (i) redeemed by IMAX China at par value together with the issuance of 2,846,000 of the Company’s common shares in the event that the Second Closing is completed, or 1,423,000 of the Company’s common shares in the event only the First Closing is completed, (ii) redeemed by IMAX China at par value together with the payment by the Company in cash of the consideration paid by the holders of the Class C Shares, or (iii) exchanged and/or redeemed by IMAX China in a combination of cash and the shares of the Company equal to the pro rata fair market value of IMAX China.

In the event that the Company reasonably believes that a transaction involving a change of control of the Company will occur, the Company will serve a notice on each holder of Class C Shares. Upon receipt of such notice, each holder of Class C Shares will have the right to cause the Company to purchase all of its Class C Shares, and the holder of Class A Shares will also have the right to purchase from each holder of Class C Shares all of its Class C Shares, each for consideration based upon the pro rata equity value of IMAX China.

The shareholders’ agreement will terminate on the earliest to occur of (i) an IPO, (ii) a redemption or share exchange in lieu of an IPO after the fifth anniversary on the First Completion Date, (iii) completion of a put or call transaction pursuant to a change of control of the Company, and (iv) any date agreed upon in writing by all of the parties to the shareholders’ agreement. The shareholders’ agreement will also terminate with respect to any shareholder at such time as such shareholder no longer beneficially and legally holds any shares.

The following summarizes the movement of the non-controlling interest in the Company’s subsidiary for the six months ended June 30, 2014:

Balance as at December 31, 2013	$—
Issuance of subsidiary shares to a non-controlling interest	40,000
Share issuance costs from the issuance of subsidiary shares to a non-controlling interest	(2,843)
Net income	543
Other comprehensive loss, net of tax	(3)
Accretion charges associated with redeemable common stock	142

Balance as at June 30, 2014	$37,839

(b)	Other Non-Controlling Interest

In the second quarter of 2014, the Company announced the creation of the IMAX Original Film Fund (the “Film Fund”) to co-finance a portfolio of 10 original large-format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party, in the amount of $25.0 million, with the possibility of contributing additional funds. The Company, which will contribute $9.0 million to the Film Fund over five years, anticipates the Film Fund will be self-perpetuating, with a portion of box office proceeds reinvested into the Film Fund to generate a continuous, steady flow of high-quality documentary content. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

Balance as at December 31, 2013	$—
Issuance of subsidiary shares to a non-controlling interest	491
Share issuance costs from the issuance of subsidiary shares to a non-controlling interest	(713)
Net loss	(71)

Balance as at June 30, 2014	$(293)

19. Discontinued Operations

(a)	Nyack Theater

On January 30, 2014, the Company’s lease with respect to its owned and operated Nyack IMAX Theater ended and the Company has decided not to renew the respective lease. The transactions of the Company’s owned and operated Nyack theater are reflected as a discontinued operation.

(b)	Operating Results for Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Services revenue	$—	$580	$35	$783
Services cost of sales applicable to revenues(1)	—	(639)	537	(993)
Tax (expense) recovery	—	20	(217)	71

Net (loss) income from discontinued operations	$—	$(39)	$355	$(139)

(1)	Upon the expiration of the lease, lease inducements contingent upon the completion of the full term of the lease were recognized as a reduction in rent expense of $0.8 million (2013 — $nil).

20. Prior Periods’ Figures

Certain of the prior periods’ figures have been reclassified to conform to the current period’s presentation.

IMAX CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.” IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as such, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. As of June 30, 2014 there were 868 IMAX theater systems (735 commercial multiplexes, 19 commercial destinations, 114 institutional) operating in 59 countries. This compares to 767 theater systems (634 commercial multiplexes, 19 commercial destinations, 114 institutional) operating in 54 countries as of June 30, 2013.

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

Together these components cause audiences in IMAX theaters to feel as if they are a part of the on-screen action, creating a more intense, immersive and exciting experience than in a traditional theater.

As a result of the immersiveness and superior image and sound quality of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for IMAX DMR films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX DMR films, generates incremental box-office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box-office generated by IMAX DMR films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood blockbuster films. Driven by the advent of digital technology that reduced the IMAX DMR conversion time and with the strengthening of the Company’s relationships with the major studios, the number of IMAX DMR films released to the theater network has increased year over year. The Company expects to release a similar number of IMAX DMR films to the theater network in 2014 as compared to 2013.

In the second quarter of 2014, the Company announced the creation of the IMAX Original Film Fund (the “Film Fund”) to co-finance a portfolio of 10 original large-format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company, which will contribute $9.0 million to the Film Fund over five years, anticipates the Film Fund will be self-perpetuating, with a portion of box office proceeds reinvested into the Film Fund to generate a continuous, steady flow of high-quality documentary content.

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. Accordingly, one of the Company’s key short-term initiatives is the development of a next-generation laser-based digital projection system, which it plans to begin rolling out by the end of 2014. In order to develop the laser-based digital projection system, the Company obtained exclusive rights to certain laser projection technology and other technology with applicability in the digital cinema field from Eastman Kodak Company (“Kodak”) in 2011 and entered a co-development arrangement with Barco N.V. (“Barco”) to co-develop a laser-based digital projection system that incorporates Kodak technology in 2012. Furthermore, in the second quarter of 2014, the Company announced an agreement with Necsel IP, Inc. (“Necsel”) to be the exclusive worldwide provider of specified lasers for IMAX’s laser projection systems in exchange for preferred pricing and supply terms. The Company believes that these arrangements with Kodak, Barco and Necsel will enable IMAX laser projectors to present greater brightness and clarity, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The Company also believes that a laser projection solution will be the first IMAX digital projection system capable of illuminating the largest screens in its network.

The Company is undertaking new lines of business, particularly in the area of in-home theater entertainment. In 2013, the Company announced two new initiatives in the area of in-home entertainment, including a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater system and an investment in PRIMA Cinema Inc., a developer of a proprietary system that transmits current theatrical releases for secure home viewing. The Company and TCL expect to launch the new home theater system, which will incorporate components of IMAX’s projection and sound technology adapted for a broader home environment as well as PRIMA technology, in China and other select global markets in 2015. In April 2014, the Company, TCL and Wasu Digital TV media group (“WASU”) announced a joint-venture partnership whereby WASU will license and distribute IMAX-enhanced Hollywood and Chinese current theatrical and other content to the new home theater system. The Company also recently began marketing and selling the IMAX Private Theatre, a cinema-grade, ultra-premium home theater system and has signed agreements for 8 of such theaters to date.

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

IMAX Systems

The Company provides IMAX theater systems to customers on a sales or long-term lease basis, typically with an initial 10-year term. These agreements typically comprise of initial fees and ongoing fees (which can include a fixed minimum amount per annum and contingent fees in excess of the minimum payments), as well as maintenance and extended warranty fees. The initial fees vary depending on the system configuration and location of the theater. Initial fees are paid to the Company in installments between the time of system signing and the time of system installation, which is when the total of these fees, in addition to the present value of future annual minimum payments, are recognized as revenue. Ongoing fees are paid over the term of the contract, commencing after the theater system has been installed, and are equal to the greater of a fixed minimum amount per annum or a percentage of box-office receipts. Contingent payments in excess of fixed minimum ongoing payments are recognized as revenue when reported by theater operators, provided collectibility is reasonably assured. Typically, ongoing fees are indexed to a local consumer price index. Finance income is derived over the term of a financed sale or sales-type lease arrangement as the unearned income on that financed sale or sales-type lease is earned.

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

Joint Revenue Sharing Arrangements

The Company also provides IMAX theater systems to customers under joint revenue sharing arrangements. Under these arrangements, the Company provides the IMAX theater system in return for a portion of the customer’s IMAX box-office receipts and, in some cases, concession revenues and/or a small upfront or initial payment. Pursuant to these revenue-sharing arrangements, the Company retains title to the theater system equipment components and the applicable rent payments, rather than being fixed or determinable, are contingent on film performance. The initial term of IMAX theater systems under joint revenue sharing arrangements are typically non-cancellable for 10 to 13 years and are renewable by the customer for one or more additional terms of between 5 and 10 years. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are non-cancellable by the customer unless the Company fails to perform its obligations.

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network, which has grown by approximately 321% since the beginning of 2008. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box-office. The Company funds its joint revenue sharing arrangements through cash flows from operations and the Company’s credit facility. As at June 30, 2014, the Company had 408 theaters in operation under joint revenue sharing arrangements, a 21.4% increase as compared to the 336 joint revenue sharing arrangements open as at June 30, 2013. The Company also had contracts in backlog for an additional 246 theaters under joint revenue sharing arrangements as at June 30, 2014.

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

Other Theater Revenues

The Company derives a small portion of its revenues from other sources. As at June 30, 2014, the Company had three owned and operated theaters (December 31, 2013 — four owned and operated theaters). On January 30, 2014, the Company discontinued the operations of one of these owned and operated theaters in Nyack, New York. In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to two theaters. The Company also rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers. Additionally, the Company generates revenues from the sale of after-market parts and 3D glasses.

Revenue from theater system arrangements is recognized at a different time from when cash is collected. See “Critical Accounting Policies” in Item 7 of the Company’s 2013 Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) for further discussion on the Company’s revenue recognition policies.

IMAX Theater Network

The following table outlines the breakdown of the theater network by type and geographic location as at June 30:

	2014 Theater Network Base				2013 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	324	6	53	383	301	6	55	362
Canada	35	2	8	45	33	2	7	42
Greater China(1)	163	—	23	186	120	—	21	141
Asia (excluding Greater China)	66	3	6	75	56	3	7	66
Western Europe	51	7	11	69	44	7	11	62
Russia & the CIS	42	—	—	42	38	—	—	38
Latin America(2)	28	—	11	39	20	—	11	31
Rest of the World	26	1	2	29	22	1	2	25

Total	735	19	114	868	634	19	114	767

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

As of June 30, 2014, 49.3% of IMAX systems in operation were located in the United States and Canada compared to 52.7% as at June 30, 2013. To minimize the Company’s credit risk in this area, the Company retains title to the underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

The Company currently believes that over time its commercial multiplex theater network could grow to approximately 1,700 IMAX theaters worldwide from 735 commercial multiplex IMAX theaters operating as of June 30, 2014. While the Company continues to grow in the United States and Canada, it believes that the majority of its future growth will come from underpenetrated, international markets. As at June 30, 2014, 50.7% of all IMAX systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 47.3% as at June 30, 2013. Risks associated with the Company’s international business are outlined in Risk Factors — “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2013 Form 10-K.

Greater China continues to be the Company’s second-largest and fastest-growing market. As at June 30, 2014, the Company had 186 theaters operating in Greater China with an additional 235 theaters (which includes one upgrade) in backlog that are scheduled to be installed in Greater China by 2021. The Company’s backlog in Greater China represents 56.1% of the Company’s overall current backlog. The Company continues to invest in joint revenue sharing arrangements with select partners to ensure ongoing revenue in this key market. In 2013, the Company and Wanda Cinema Line Corporation (“Wanda”) announced amendments of the parties’ original 2011 joint revenue sharing arrangement for an additional 120 IMAX theaters to be located throughout China. The most recent expansion brings Wanda’s total commitment to 210 IMAX theater systems, of which 195 are under the parties’ joint revenue sharing arrangement. The Company believes that the China market presents opportunities for additional growth with favorable market trends, including government initiatives to foster cinema screen growth, to support the film industry and to increase the number of Hollywood films distributed in China, including a 2012 agreement with the U.S. to permit 14 additional IMAX or 3D format films to be distributed in China each year and to permit distributors to receive higher distribution fees. The Company cautions, however, that its expansion in China faces a number of challenges. See Item 1A Risk Factors in Part II — “The Company faces risks in connection with the continued expansion of its business in China”.

On April 8, 2014, the Company announced the investment (the “IMAX China Investment”) in its Greater China business by CMC U.C. Capital Partners (“CMC”), an investment fund that is focused on media and entertainment, and FountainVest Partners (“FountainVest”), a China-focused private equity firm. The IMAX China Investment provides for the sale and issuance of 20% of the shares of IMAX China (Holding), Inc. (“IMAX China”) to entities owned and controlled by CMC and FountainVest, with the intent of further strengthening the Company’s competitive position in China.

The sale price for the interest was $80.0 million, to be paid by the investors in two equal installments. The first installment was received on April 8, 2014, and the second installment is due in February 2015. IMAX China remains a consolidated subsidiary of the Company.

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

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at June 30:

	2014			2013
	IMAX Commercial Multiplex Theater Network			IMAX Commercial Multiplex Theater Network
	JRSA	Sale / Sales- type lease	Total	JRSA	Sale / Sales- type lease	Total

Domestic Total (United States & Canada)	247	112	359	220	114	334

International:
Greater China	94	69	163	63	57	120
Asia (excluding Greater China)	33	33	66	27	29	56
Western Europe	30	21	51	26	18	44
Russia & the CIS	—	42	42	—	38	38
Latin America	—	28	28	—	20	20
Rest of the World	4	22	26	—	22	22

International Total	161	215	376	116	184	300

Worldwide Total	408	327	735	336	298	634

As at June 30, 2014, 247 (2013 — 220) of the 408 (2013 — 336) theaters under joint revenue sharing arrangements in operation, or 60.5% (2013 — 65.5%) were located in the United States and Canada, with the remaining 161 (2013 — 116) or 39.5% of arrangements being located in international markets. The Company continues to seek to expand its network of theaters under joint revenue sharing arrangements, particularly in select international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	June 30, 2014			June 30, 2013
	Number of Systems		Dollar Value (in thousands)	Number of Systems		Dollar Value (in thousands)
Sales and sale-type lease arrangements	173		$220,425	157		$185,773
Joint revenue sharing arrangements	246		51,785	127		34,571

	419	(1)(2)	$272,210	284	(1)(3)	$220,344

(1)

Includes 66 laser theater system configurations (2013 — 13), including upgrades. The Company is in the process of developing its laser projection system. See “Research and Development” in Item 2 for additional information.

(2)	Includes 22 upgrades to a digital theater system, in existing IMAX theater locations (22 laser, of which 4 are under joint revenue sharing arrangements).
(3)	Includes 20 upgrades to a digital theater system, in existing IMAX theater locations (8 xenon and 12 laser, of which 3 are under joint revenue sharing arrangements).

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

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at June 30:

	2014				2013
	JRSA	Sale / Lease	Total		JRSA	Sale / Lease	Total

Domestic Total (United States & Canada)	25	28	53		34	27	61

International:
Greater China	193	42	235		72	41	113
Asia (excluding Greater China)	15	23	38		14	24	38
Western Europe	10	11	21		7	2	9
Russia & the CIS	—	28	28		—	19	19
Latin America	—	29	29		—	37	37
Rest of the World	3	12	15		—	7	7

International Total	221	145	366		93	130	223

Worldwide Total	246	173	419	(1)(2)	127	157	284	(1)(3)

(1)

Includes 66 laser theater system configurations (2013 — 13), including upgrades. The Company is in the process of developing its laser projection system. See “Research and Development” in Item 2 for additional information.

(2)	Includes 22 upgrades to a digital theater system, in existing IMAX theater locations (22 laser, of which 4 are under joint revenue sharing arrangements).
(3)	Includes 20 upgrades to a digital theater system, in existing IMAX theater locations (8 xenon and 12 laser, of which 3 are under joint revenue sharing arrangements).

Approximately 87% of IMAX theater system arrangements in backlog as at June 30, 2014 are scheduled to be installed in international markets.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
Theater System Signings:
Full new sales and sale-type lease arrangements	17		18	(1)	49	(2)	32	(2)
New joint revenue sharing arrangements	3		7		6		10

Total new theaters	20		25		55		42
Upgrades of IMAX theater systems	4	(3)(4)	9	(3)(4)	5	(3)(4)	17	(5)(6)

Total theater signings	24		34		60		59

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
Theater System Installations:
Full new sales and sale-type lease arrangements	11		11		14		17
New joint revenue sharing arrangements	19		18		24		22

Total new theaters	30		29		38		39
Upgrades of IMAX theater systems	4	(4)	1		6	(4)	8	(6)

Total theater installations	34		30		44		47

(1)	Includes one signing which replaced theaters under an existing arrangement in backlog.
(2)	Includes three signings which replaced theaters under an existing arrangement in backlog (2013 — two).
(3)	Includes two signings for the installation of laser-based digital systems in existing theater locations (2013 — five).
(4)	Includes one signing and two installations of upgrades to xenon-based digital systems under short-term operating lease arrangements (2013 — 3 signings).
(5)	Includes seven signings for the installation of laser-based digital systems in existing theater locations.
(6)	Includes upgrades to xenon-based digital systems under short-term operating lease arrangements (5 signings, 2 installations).

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

IMAX films benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have increasingly sought IMAX-specific enhancements to generate interest in and excitement for their films. Such enhancements include shooting selected scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by shooting the film in a larger aspect ratio and early release windows exclusively in IMAX. Several recent films have featured select sequences shot with IMAX cameras including Transformers Age of

Extinction: An IMAX 3D Experience, released June in 2014, Star Trek Into Darkness: An IMAX 3D Experience, released in May 2013 and The Hunger Games: Catching Fire: The IMAX Experience in November 2013, as well as, The Dark Knight Rises: The IMAX Experience in July 2012, which featured over an hour of footage shot with IMAX cameras. In addition, Interstellar, Christopher Nolan’s newest film, set to be released in November 2014, has several extensive sequences filmed with IMAX cameras. Several other recent movies, including Oblivion: The IMAX Experience in 2013 and Skyfall: The IMAX Experience in 2012 have featured footage taking advantage of the larger projected IMAX aspect ratio.

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

The Company believes that the growth in international box-office is an important driver of future growth for the Company. In fact, during the six months ended June 30, 2014, 60.4% of the Company’s gross box-office from IMAX DMR films was generated in international markets, as compared to 53.4% in the six months ended June 30, 2013. To support growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets. During 2013, the Company released nine local language IMAX DMR films, including five in China and one in each of Japan, Russia, France, and India. Thus far in 2014, the Company has released two local language IMAX DMR films in China. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX network in 2014 and beyond.

In addition to the 17 IMAX DMR films released to the IMAX theater network during the first six months of 2014, 9 additional IMAX DMR films have been announced so far to be released in the remaining six months of 2014:

•	Hercules: An IMAX 3D Experience (Paramount Pictures, July 2014);

•	Guardians of the Galaxy: An IMAX 3D Experience (Walt Disney Studios, August 2014);

•	Teenage Mutant Ninja Turtles: An IMAX 3D Experience (Paramount Pictures, August 2014);

•	Lucy: The IMAX Experience (Universal Pictures, August 2014);

•	Forrest Gump: The IMAX Experience (Paramount Pictures, September 2014);

•	The Equalizer: An IMAX 3D Experience (Sony Pictures, September 2014);

•	Dracula Untold: The IMAX Experience (Universal Studios, October 2014);

•	Interstellar: The IMAX Experience (Paramount Pictures and Warner Bros. Pictures, November 2014); and

•	The Hobbit: The Battle of the Five Armies: An IMAX 3D Experience (Warner Bros. Pictures, December 2014).

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

In the second quarter of 2014, the Company announced the creation of the Film Fund to co-finance a portfolio of 10 original large-format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company, which will contribute $9.0 million to the Film Fund over five years, anticipates the Film Fund will be self-perpetuating, with a portion of box office proceeds reinvested into the Film Fund to generate a continuous, steady flow of high-quality documentary content.

While the Company anticipates that the Film Fund will finance a number of films produced by it going forward, previously, films produced by the Company were typically financed through third parties, whereby the Company generally received a film production fee in exchange for producing the film and a distribution fee for distributing the film. The ownership rights to such films were held by the film sponsors, the film investors and/or the Company. The Company utilizes third-party funding for the majority of original films it produces and distributes. In 2012, the Company, along with WB and MFF released an original title, To the Artic 3D. In 2011, the Company, along with WB, released Born to be Wild 3D. In January 2013, the Company announced an agreement with MFF to jointly finance, market and distribute up to four films (with an option for four additional films) produced by MFF to be released exclusively to IMAX theaters. The agreement will ensure IMAX’s institutional theater partners access to a steady flow of the highest-quality, large-format documentaries over the years to come. One of the four films produced under the MFF agreement, Journey to the South Pacific had a limited release in November 2013. A broader release of Journey to the South Pacific is scheduled in 2014.

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

Impact of Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contract with Customers (Topic 606)” (“ASU 2014-09”). The purpose of the amendment is to clarify the principles for recognizing revenue and developing common revenue standards between US GAAP and IFRS, through the application of a single comprehensive model for Company’s to use in accounting for revenue arising from contracts with customers. Under this amended standard, the Company will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods or services. For public entities, the amendments are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2014-09 on its consolidated financial statements.

Other than ASU No. 2014-09, the adoption of new accounting policies and recently issued FASB accounting standard codification updates were not material to the Company’s condensed consolidated financial statements for the period ended June 30, 2014.

Discontinued Operations

On January 30, 2014, the Company’s lease with respect to its owned and operated Nyack IMAX theater ended and the Company has decided not to renew the lease. In the three and six months ended June 30, 2014, revenues for the Nyack IMAX theater were $nil and less than $0.1 million, respectively (2013 — $0.6 million and $0.8 million, respectively) and the Company recognized income of $nil and $0.4 million, net of a tax expense of $nil and $0.2 million, respectively, in 2014 (2013 — loss of less than $0.1 million and loss of $0.1 million, net of tax recovery of less than $0.1 million and $0.1 million, respectively) from the operation of the theater. The transactions are reflected as a discontinued operation. See note 19(b) to the interim condensed consolidated financial statements in Item 1 for more information.

Non-GAAP Financial Measures

In this report, the Company presents adjusted net income attributable to Common Shareholders and adjusted net income attributable to Common Shareholders per diluted share as supplemental measures of performance of the Company, which are not recognized under U.S. GAAP. The Company presents adjusted net income attributable to Common Shareholders and adjusted net income attributable to Common Shareholders per diluted share because it believes that they are important supplemental measures of its comparable controllable operating performance and it wants to ensure that its investors fully understand the impact of its stock-based compensation (net of any related tax impact) on net income attributable to Common Shareholders. The Company presents adjusted gross margin from its joint revenue sharing arrangements segment excluding initial launch costs because it believes that it is an important supplemental measure used by management to evaluate ongoing joint revenue sharing arrangement theater performance. Management uses these measures to review operating performance on a comparable basis from period to period. However, these non-GAAP measures may not be comparable to similarly titled amounts reported by other companies. Adjusted net income attributable to Common Shareholders and adjusted net income attributable to Common Shareholders per diluted share should be considered in addition to, and not as a substitute for, net income attributable to Common Shareholders and other measures of financial performance reported in accordance with U.S. GAAP.

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

The Company’s Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations has been organized by the Company into two primary reporting groups — IMAX Theater Systems and Film. Each of the Company’s reportable segments, as identified above, have been classified into one of these broader reporting groups for purposes of MD&A discussion. The Company believes that this approach is consistent with management’s view of the business and is not expected to have an impact on the readers’ ability to understand the Company’s business. Management feels that a discussion and analysis based on its reporting groups is significantly more relevant as the Company’s consolidated statements of operations captions combine results from several segments.

Three Months Ended June 30, 2014 Versus Three Months Ended June 30, 2013

The Company reported net income attributable to Common Shareholders of $13.3 million or $0.19 per basic and diluted share for the second quarter of 2014, as compared to $11.8 million or $0.18 per basic share and $0.17 per diluted share for the second quarter of 2013. Net income attributable to Common Shareholders for the second quarter of 2014 includes a $4.7 million charge, or $0.07 per diluted share, for stock-based compensation (2013 — $3.1 million or $0.05 per diluted share). Adjusted net income attributable to Common Shareholders, which consists of net income attributable to Common Shareholders excluding stock-based compensation expense and the related tax impact, was $17.2 million, or $0.25 per diluted share, in the second quarter of 2014, as compared to adjusted net income attributable to Common Shareholders of $15.0 million, or $0.22 per diluted share, for the second quarter of 2013. A reconciliation of net income attributable to Common Shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income attributable to Common Shareholders and adjusted net income attributable to Common Shareholders per diluted share is presented in the table below:

	June 30, 2014			June 30, 2013
	Net Income	Diluted EPS		Net Income	Diluted EPS
Reported net income attributable to Common Shareholders	$13,307	$0.19	(1)	$11,816	$0.17
Adjustments:
Stock-based compensation	4,715	0.07		3,125	0.05
Tax impact of items listed above	(828)	(0.01)		31	—

Adjusted net income attributable to Common Shareholders	$17,194	$0.25	(1)	$14,972	$0.22

Weighted average diluted shares outstanding		69,452			68,893

(1)	Includes impact of $0.1 million of accretion charges associated with redeemable common stock.

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
(In thousands of US dollars)	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
IMAX Theater Systems
IMAX Systems
Sales and sales-type leases(1)	$14,478	$17,105	$8,255	$7,154
Ongoing rent, fees, and finance income(2)	3,518	3,687	3,334	3,575
Other	3,730	3,569	454	681

	21,726	24,361	12,043	11,410

Theater System Maintenance	8,673	7,952	2,781	3,160

Joint Revenue Sharing Arrangements	19,363	18,336	13,378	13,507

Film
Production and IMAX DMR	24,050	25,952	18,634	14,936
Film distribution and post-production	5,333	5,112	958	622

	29,383	31,064	19,592	15,558

	$79,145	$81,713	$47,794	$43,635

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the second quarter of 2014 decreased by 3.1% to $79.1 million from $81.7 million in the same period last year, primarily due to a decrease in revenues from the IMAX systems and film segments. The gross margin across all segments in the second quarter of 2014 was $47.8 million, or 60.4% of total revenue, compared to $43.6 million, or 53.4% of total revenue in the second quarter of 2013.

IMAX Systems

IMAX systems revenue decreased 10.8% to $21.7 million in the second quarter of 2014, as compared to $24.4 million in the second quarter of 2013, resulting primarily from the revenue recognition in 2013 of a number of previously installed digital upgrade theater systems which had been deferred from a prior period.

Revenue from sales and sales-type leases decreased 15.4% to $14.5 million in the second quarter of 2014 from $17.1 million in the second quarter of 2013. The Company recognized revenue on 11 full, new theater systems which qualified as either sales or sales-type leases in the second quarter of 2014, with a total value of $13.3 million, as compared to 11 full, new theater systems in the second quarter of 2013, with a total value of $12.1 million. The Company anticipates that its installations will vary from quarter to quarter given that a large portion of its theater systems in backlog are slated to be installed in newly built theaters or multiplexes. The installation of theater systems in newly built theaters or multiplexes depends primarily on the timing of the construction of those projects, which is not under the Company’s control. Additionally, the Company recognized revenue on the installation of one xenon-based digital upgrade, with a total value of $0.9 million in the second quarter of 2014, as compared to one xenon-based digital upgrade in the second quarter of 2013, with a value of $0.6 million. Digital upgrades typically have lower sales prices and gross margin than full theater system installations. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital theater systems increase flexibility and profitability for the Company’s existing exhibition customers. There were no used system recognitions in the three months ended June 30, 2014 and 2013.

During the second quarter of 2013, the Company recognized revenue for 13 theater systems (10 sales and 3 operating leases) under a digital upgrade arrangement which were previously installed but for which revenue recognition was deferred. The arrangement contained provisions providing the customer with standard digital upgrades, which were installed, and a number of as-of-yet undeveloped upgrades. The Company’s policy is to defer revenue recognition until the upgrade right expires, if applicable, or a digital upgrade is delivered. During the six months ended June 30, 2013, the upgrade right in the agreement expired so that contract consideration became fixed. Therefore, the Company recognized revenue and gross margin of $3.1 million and a loss of $0.3 million, respectively, from these 10 theater systems which qualify as sales. Revenue earned from the 3 theater systems, which qualify as operating leases, are included in the Company’s ongoing rent revenue and finance income discussion below.

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

Average revenue per full, new sales and sales-type lease systems was $1.2 million for the three months ended June 30, 2014, as compared to $1.1 million for the three months ended June 30, 2013. Average revenue per digital upgrade was $1.0 million for the three months ended June 30, 2014, as compared to $0.6 million for the three months ended June 30, 2013. The average revenue per full, new sales and sales-type lease systems varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors.

The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangements (see discussion below) installations by theater system configuration for the second quarter of 2014 and 2013 is outlined in the table below:

	Three Months Ended June 30,
	2014		2013
New IMAX xenon-based digital theater systems — installed and recognized
Sales and sales-types lease arrangements	11		11
Joint revenue sharing arrangements	19		18

Total new theater systems	30		29

IMAX xenon-based digital theater system upgrades — installed and recognized
Sales and sales-types lease arrangements	1		1
Short-term operating lease arrangements	2	(1)	—
Joint revenue sharing arrangement	1		—

Total upgraded theater systems	4		1

Total theater systems installed	34		30

(1)	Includes a xenon-based digital system configuration, which will be upgraded to a laser-based digital system configuration at a future date.

IMAX theater systems gross margin from full, new sales and sale-type leases was 61.7% in the second quarter of 2014 versus 58.7% in the second quarter of 2013. Gross margin experienced from digital upgrades was $0.6 million in the second quarter of 2014, as compared to $0.1 million in the second quarter of 2013. There were no used systems installed during the second quarter of 2014 and 2013.

In the second quarter of 2014, the Company donated, and recognized the associated costs, of a full, new xenon-based digital theater system to the University of Southern California’s School of Cinematic Arts. The theater, which is the first teaching lab of its kind in a collegiate setting, will give students the opportunity to learn about the latest innovations in filmmaking, set design, sound and post-production.

Ongoing rent revenue and finance income was $3.5 million in the second quarter of 2014, in comparison to $3.7 million in the prior year comparative period. Gross margin for ongoing rent and finance income decreased to $3.3 million in comparison to $3.6 million in the second quarter of 2014 and 2013, respectively. Contingent fees included in this caption amounted to $0.7 million and $1.2 million in the three months ended June 30, 2014 and 2013, respectively.

Other revenue increased to $3.7 million in the second quarter of 2014 compared to $3.6 million in the same period in 2013. Other revenue primarily includes revenue generated from the Company’s theater operations, camera rental business and after-market sales of projection system parts and 3D glasses.

The gross margin on other revenue was a $0.5 million in the second quarter of 2014 as compared to $0.7 million in the second quarter of 2013.

Theater System Maintenance

Theater system maintenance revenue increased 9.1% to $8.7 million during the second quarter of 2014 as compared to $8.0 million in the second quarter of 2013. Theater system maintenance gross margin decreased to $2.8 million in the second quarter of 2014 as compared to $3.2 million in the second quarter of 2013. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network and the timing and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenues from joint revenue sharing arrangements increased 5.6% to $19.4 million in the second quarter of 2014 compared to $18.3 million in the second quarter of 2013. The Company ended the second quarter of 2014 with 408 theaters operating under joint revenue sharing arrangements, as compared to 336 theaters at the end of the second quarter of 2013. The increase in revenues from joint revenue sharing arrangements was primarily due to an increase in the number of theaters in operation as compared to the prior year comparative period. During the quarter, the Company installed 19 full, new theaters under joint revenue sharing arrangements, as compared to 18 theaters in the prior year comparative period.

The gross margin from joint revenue sharing arrangements in the second quarter of 2014 was $13.4 million which was consistent with the $13.5 million in the second quarter of 2013. Included in the calculation of the second quarter gross margin were certain advertising, marketing and commission costs primarily associated with new theater launches of $1.0 million, compared to the $0.9 million incurred in the second quarter of 2013. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses from both periods, was consistent at $14.4 million in the second quarter of 2014 and 2013, respectively. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

	Three Months Ended June 30,
(In thousands of U.S. Dollars)	2014	2013
Gross margin from joint revenue sharing arrangements	$13,378	$13,507
Add:
Advertising, marketing and commission costs	1,036	905

Adjusted gross margin from joint revenue sharing arrangements	$14,414	$14,412

Film

Revenue from the Company’s film segments decreased 5.4% to $29.4 million in the second quarter of 2014 from $31.1 million in the second quarter of 2013, across the film production and DMR, distribution and post-production operations. Gross box-office generated by IMAX DMR films decreased 1.7% to $216.0 million for the second quarter of 2014 from $219.7 million for the second quarter of 2013. Film production and IMAX DMR revenues decreased 7.3% to $24.1 million in the second quarter of 2014 from $26.0 million in the second quarter of 2013. The decrease in film production and IMAX DMR revenues was primarily a result of lower film performance. Gross box-office per screen for the three months ended June 30, 2014 averaged $299,800 in comparison to $353,300 in the comparable period last year. In the second quarter of 2014, gross box-office was generated primarily by the exhibition of 15 films (listed below), as compared to 13 films primarily exhibited during the second quarter of 2013:

Three Months Ended June 30, 2014 — Films Exhibited	Three Months Ended June 30, 2013 — Films Exhibited
The Hobbit: The Desolation of Smaug: An IMAX 3D Experience	Les Misérables: The IMAX Experience
Robocop: The IMAX Experience	Jack the Giant Slayer: An IMAX 3D Experience
300: Rise of an Empire: An IMAX 3D Experience	OZ: The Great and Powerful: An IMAX 3D Experience
Need for Speed: An IMAX 3D Experience	G.I. Joe: Retaliation: An IMAX 3D Experience
Divergent: The IMAX Experience	Dragon Ball Z: Battle of the Gods: An IMAX 3D Experience
Noah: The IMAX Experience	Jurassic Park: An IMAX 3D Experience
Captain America: The Winter Soldier: An IMAX 3D Experience	Oblivion: The IMAX Experience
Transcendence: The IMAX Experience	Iron Man 3: An IMAX 3D Experience
The Amazing Spider-Man 2: An IMAX 3D Experience	Star Trek Into Darkness: An IMAX 3D Experience
Godzilla: An IMAX 3D Experience	Fast & Furious 6: The IMAX Experience
Coming Home: The IMAX Experience	After Earth: The IMAX Experience
Maleficent: An IMAX 3D Experience	Man of Steel: An IMAX 3D Experience
Edge of Tomorrow: An IMAX 3D Experience	World War Z: An IMAX 3D Experience
How to Train Your Dragon 2: An IMAX 3D Experience
Transformers: Age of Extinction: An IMAX 3D Experience

Other revenues attributable to the film segment increased to $5.3 million in the second quarter of 2014 from $5.1 million in the second quarter of 2013. The second quarter of 2014 includes the limited release of an IMAX original production, Island of Lemurs: Madagascar, whereas no original films were released in the prior year comparative period.

The Company’s gross margin from its film segments in the second quarter of 2014 increased to $19.6 million from $15.6 million in the second quarter of 2013. Film production and IMAX DMR gross margin increased to $18.6 million in the second quarter of 2014 from $14.9 million in the second quarter of 2013, primarily due to lower DMR production and print costs. Other gross margin attributable to the film segment for the second quarter of 2014 was $1.0 million as compared to $0.6 million in the prior year comparative period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $23.5 million in the second quarter of 2014 as compared to the $22.1 million experienced in the second quarter of 2013. The following reflects the significant items impacting selling, general and administrative expenses in the second quarter of 2014 as compared to the prior year period:

•	a $1.6 million increase in staff costs, including salaries and benefits; and

•	a $1.6 million increase in the Company’s stock-based compensation.

These increases were offset by the following:

•

a $1.5 million decrease due to a change in foreign exchange rates. During the second quarter ended June 30, 2014, the Company recorded a foreign exchange gain of $0.7 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities as compared to a loss of $0.8 million recorded in the prior year comparative period; and

•	a $0.3 million decrease in professional fees and other general corporate expenditures.

Research and Development

Research and development expenses were $3.3 million in the second quarter of 2014, as compared to $3.7 million in the second quarter of 2013. The expenditures in the period are primarily attributable to the continued development of the Company’s new laser-based digital projection system. The Company is developing its next-generation laser projector, which is expected to provide greater brightness and clarity, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. As of June 30, 2014, the Company had 66 laser-based digital theater systems in its backlog.

A high level of research and development is expected to continue throughout 2014 as the Company continues its efforts to develop its new laser-based projection system. In addition, the Company plans to continue research and development activity in the future in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing IMAX theater systems’ capabilities in both home and live entertainment, developing more IMAX cameras, enhancing the Company’s 2D and 3D image quality, expanding the applicability of the Company’s digital technology and delivery, and further enhancing the IMAX theater and sound system design through the addition of more channels, improvements to the Company’s proprietary tuning system and mastering processes.

Receivable Provisions, Net of Recoveries

The Company recorded receivable provisions, net of recoveries of $0.3 million for accounts receivable and financing receivables in the second quarter of 2014, compared to $0.1 million being recorded in the prior year comparative period.

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

Asset impairments and Other Charges

In the three months ended June 30, 2014, the Company recognized a $0.7 million other-than-temporary impairment of its available-for-sale investment as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost. No such charge was recognized in 2013.

In the three months ended June 30, 2014, the Company recorded a charge of $0.3 million reflecting assets that no longer meet capitalization requirements. No such charges were recorded in 2013.

Interest Income and Expense

Interest income was less than $0.1 million in the second quarter of 2014, which was consistent with the second quarter of 2013.

Interest expense was $0.3 million in the second quarter of 2014 and 2013, respectively. Included in interest expense is the amortization of deferred finance costs of $0.1 million in the second quarter of 2014 and 2013, respectively. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

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

There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence, including projected future earnings. As at June 30, 2014, the Company had a gross deferred income tax asset of $26.0 million, against which the Company is carrying a $4.8 million valuation allowance. For the three months ended June 30, 2014, the Company recorded an income tax provision of $5.4 million, of which a provision of $0.1 million was related to an increase in its provisions for uncertain tax positions.

The Company anticipates utilizing the majority of its currently-available tax attributes over the next year. If utilized the related valuation allowance release would be recorded against other equity.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. At June 30, 2014, the equity method of accounting is being utilized for investments with a total carrying value of $1.2 million (December 31, 2013 — $0.4 million). In 2013, the Company contributed $1.4 million, net of its share of costs, to a new business venture in the early-stage of start-up. In the first quarter of 2014, this new business venture was operational. For the three months ended June 30, 2014, gross revenues, cost of revenue and net loss for these investments were $1.4 million, $0.8 million and $0.2 million, respectively (2013 — $0.8 million, $3.2 million and $4.3 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.2 million for the second quarter of 2014, compared to $0.4 million in the prior year comparative period.

Discontinued Operations

On January 30, 2014, the Company’s lease with respect to its owned and operated Nyack IMAX theater ended and the Company has decided not to renew the lease. In 2014, revenues for the Nyack IMAX theater were $nil (2013 — $0.6 million) and the Company recognized income of $nil (2013 — loss of less than $0.1 million, net of tax recovery of less than $0.1 million) from the operation of the theater. The transactions of the Company’s owned and operated Nyack theater are reflected as discontinued operations.

Non-Controlling Interests

Beginning in the second quarter of 2014, the Company’s condensed consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from this transaction and the net proceeds are classified as redeemable non-controlling interest in temporary equity. In addition, in the second quarter of 2014, the Company recognized the impact of a non-controlling interest in its subsidiary created for the Film Fund activity. For the three months ended June 30, 2014 the net income attributable to non-controlling interests of the Company’s subsidiaries was $0.5 million.

Six Months Ended June 30, 2014 Versus Six Months Ended June 30, 2013

The Company reported net income attributable to Common Shareholders of $13.9 million or $0.21 per basic share and $0.20 per diluted share for the six months ended June 30, 2014, as compared to $14.7 million or $0.22 per basic share and $0.21 per diluted share for the six months ended June 30, 2013. Net income attributable to Common Shareholders for the six months ended June 30, 2014 includes a $7.9 million charge, or $0.11 per diluted share, for stock-based compensation (2013 — $5.9 million or $0.09 per diluted share). Adjusted net income attributable to Common Shareholders, which consists of net income attributable to Common Shareholders excluding stock-based compensation expense and the related tax expense, was $20.4 million, or $0.29 per diluted share, in the six months ended June 30, 2014, as compared to adjusted net income attributable to Common Shareholders of $20.5 million, or $0.30 per diluted share, for the six months ended June 30, 2013. A reconciliation of net income attributable to Common Shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income attributable to Common Shareholders and adjusted net income attributable to Common Shareholders per diluted share is presented in the table below:

	Ended June 30, 2014			Ended June 30, 2013
	Net Income	Diluted EPS		Net Income	Diluted EPS
Reported net income attributable to Common Shareholders	$13,886	$0.20	(1)	$14,677	$0.21
Adjustments:
Stock-based compensation	7,903	0.11		5,933	0.09
Tax expense of items listed above	(1,343)	(0.02)		(74)	—

Adjusted net income attributable to Common Shareholders	$20,446	$0.29	(1)	$20,536	$0.30

Weighted average diluted shares outstanding		69,448			68,769

(1)	Includes impact of $0.1 million of accretion charges associated with redeemable common stock.

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
(In thousands of US dollars)	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
IMAX Theater Systems
IMAX Systems
Sales and sales-type leases(1)	$18,985	$26,902	$9,914	$12,462
Ongoing rent, fees, and finance income(2)	6,771	6,628	6,448	6,481
Other	5,242	5,349	16	483

	30,998	38,879	16,378	19,426

Theater System Maintenance	16,868	15,741	5,782	6,214

Joint Revenue Sharing Arrangements	30,219	27,712	20,661	19,643

Film
Production and IMAX DMR	39,235	40,307	29,708	24,149
Film distribution and post-production	10,022	8,740	1,673	393

	49,257	49,047	31,381	24,542

	$127,342	$131,379	$74,202	$69,825

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the six months ended June 30, 2014 decreased by 3.1% to $127.3 million from $131.4 million in the same period last year, primarily due to a decrease in revenues from the Company’s IMAX systems segments. The gross margin across all segments in the six months ended June 30, 2014 was $74.2 million, or 58.3% of total revenue, compared to $69.8 million, or 53.1% of total revenue, in the six months ended June 30, 2013.

IMAX Systems

IMAX systems revenue decreased 20.3% to $31.0 million in the six months ended June 30, 2014, as compared to $38.9 million in the six months ended June 30, 2013, resulting primarily from the installation in 2014 of fewer systems under sales or sales-type lease arrangements versus the prior-year period and the revenue recognition in 2013 of a number of previously installed digital upgrade theater systems which had been deferred from a prior period.

Revenue from sales and sales-type leases decreased 29.4% to $19.0 million in the six months ended June 30, 2014 from $26.9 million in the six months ended June 30, 2013. The Company recognized revenue on 14 full, new theater systems which qualified as either sales or sales-type leases in the six months ended June 30, 2014, with a total value of $16.7 million, versus 17 full, new theater systems in the six months ended June 30, 2013, with a total value of $19.8 million. The Company anticipates that its installations will vary from quarter to quarter given that a large portion of its theater systems in backlog are slated to be installed in newly built theaters or multiplexes. The installation of theater systems in newly built theaters or multiplexes depends primarily on the timing of the construction of those projects, which is not under the Company’s control. Additionally, the Company recognized revenue on the installation of two xenon-based digital upgrades in the six months ended June 30, 2014, with a total value of $1.7 million, as compared to 3 xenon-based digital upgrades in the six months ended June 30, 2013, with a total value of $2.1 million. Digital upgrades typically have lower sales prices and gross margin than full theater system installations. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers. There were no used system recognitions in the six months ended June 30, 2014 and 2013.

In the first six months of 2013, the Company recognized revenue for 13 theater systems (10 sales and 3 operating leases) under a digital upgrade arrangement which were previously installed, but for which revenue recognition was deferred. The arrangement contained provisions providing the customer with standard digital upgrades, which were installed, and a number of as-of-yet undeveloped upgrades. The Company’s policy is to defer revenue recognition until the upgrade right expires, if applicable, or a digital upgrade is delivered. In the six months ended June 30, 2013 the upgrade right in the agreement expired such that contract consideration became fixed. Therefore, the Company recognized revenue and gross margin of $3.1 million and a loss of $0.3 million, respectively, from these 10 theater systems which qualify as sales. Revenue earned from the 3 theater systems, which qualify as operating leases, are included in the Company’s ongoing rent revenue and finance income discussion below.

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

Average revenue per full, new sales and sales-type lease systems was $1.2 million for the six months ended June 30, 2014, which was consistent with the prior year comparative period. Average revenue per digital upgrade was $0.8 million for the six months ended June 30, 2014, as compared to $0.7 million during the six months ended June 30, 2013, respectively. The average revenue per full, new sales and sales-type lease systems varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors.

The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangements (see discussion below) installations by theater system configuration for the six months ended June 30, 2014 and 2013 is outlined in the table below:

	Six Months
	Ended June 30,
	2014		2013
New IMAX xenon-based digital theater systems — installed and recognized
Sales and sales-types lease arrangements	14		17
Joint revenue sharing arrangements	24		22

Total new theater systems	38		39

IMAX xenon-based digital theater system upgrades — installed and recognized
Sales and sales-types lease arrangements	2		3
Short-term operating lease arrangements	2	(1)	2	(1)
Joint revenue sharing arrangements	2		—

Total upgraded theater systems	6		5

IMAX xenon-based digital theater system upgrades — installed and deferred	—		3

Total theater systems installed	44		47

(1)	Reflects xenon-based digital system configurations, which will be upgraded to a laser-based digital system configuration at a future date.

Settlement revenue was $nil and $0.4 million for the six months ended June 30, 2014 and 2013, respectively.

IMAX theater systems gross margin from full, new sales and sale-type leases was 61.4% in the six months ended June 30, 2014, as compared to 60.5% in the six months ended June 30, 2013. Gross margin experienced from digital upgrades was $0.9 million in the six months ended June 30, 2014 and 2013, respectively.

In the first six months of 2014, the Company donated, and recognized the associated costs, of a full, new xenon-based digital theater system to the University of Southern California’s School of Cinematic Arts. The theater, which is the first teaching lab of its kind in a collegiate setting,, will give students the opportunity to learn about the latest innovations in filmmaking, set design, sound and post-production.

Ongoing rent revenue and finance income increased to $6.8 million in the six months ended June 30, 2014 compared to $6.6 million in the six months ended June 30, 2013. Gross margin for ongoing rent and finance income decreased to $6.4 million in the six months ended June 30, 2014 from $6.5 million in the six months ended June 30, 2013. Contingent fees included in this caption amounted to $1.3 million and $1.7 million in the six months ended June 30, 2014 and 2013, respectively.

Other revenue decreased to $5.2 million in the six months ended June 30, 2014, compared to $5.3 million in the same period in 2013. Other revenue primarily includes revenue generated from the Company’s theater operations, camera rental business and after-market sales of projection system parts and 3D glasses.

The gross margin on other revenue was less than $0.1 million in the six months ended June 30, 2014 as compared to $0.5 million in the six months ended June 30, 2013.

Theater System Maintenance

Theater system maintenance revenue increased 7.2% to $16.9 million during the six months ended June 30, 2014, as compared to $15.7 million during the six months ended June 30, 2013. Theater system maintenance gross margin was $5.8 million in the six months ended June 30, 2014, as compared to $6.2 million in the six months ended June 30, 2013. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network and the timing and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenues from joint revenue sharing arrangements increased to $30.2 million in the six months ended June 30, 2014, as compared to $27.7 million in the six months ended June 30, 2013. The Company ended the six month period with 408 theaters operating under joint revenue sharing arrangements, as compared to 336 theaters at the end of the six months ended June 30, 2013. The increase in revenues from joint revenue sharing arrangements was primarily due to an increase in the number of theaters in operation as compared to the prior year comparative period. During the six months ended June 30, 2014, the Company installed 24 full, new theaters under joint revenue sharing arrangements, as compared to 22 new theaters in the prior year comparative period.

The gross margin from joint revenue sharing arrangements in the six months ended June 30, 2014 increased to $20.7 million from $19.6 million in the six months ended June 30, 2013. Included in the calculation of gross margin in the first six months of 2014 were certain advertising, marketing and commission costs primarily associated with new theater launches of $1.2 million, as compared to $1.1 million incurred in the prior year comparative period. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses from both periods, was $21.9 million in the six months ended June 30, 2014, compared to $20.7 million in the year ago period. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

	Six Months Ended June 30,
(In thousands of U.S. Dollars)	2014	2013
Gross margin from joint revenue sharing arrangements	$20,661	$19,643
Add:
Advertising, marketing and commission costs	1,231	1,088

Adjusted gross margin from joint revenue sharing arrangements	$21,892	$20,731

Film

Revenue from the Company’s film segments were consistent at $49.3 million in the six months ended June 30, 2014 and $49.0 million in the six months ended June 30, 2013, across the film production and DMR, distribution and post-production operations. Gross box-office generated by IMAX DMR films increased to $354.4 million for the six months ended June 30, 2014 from $348.8 million for the six months ended June 30, 2013, an 1.6% increase year-over-year. Film production and IMAX DMR revenues were relatively consistent with the prior year period at $39.2 million in the six months ended June 30, 2014 in comparison to $40.3 million in the six months ended June 30, 2013. Gross box-office per screen for the six months ended June 30, 2014 averaged $498,200, in comparison to $568,900 in the comparable period last year. In 2014, gross box-office was generated primarily by the exhibition of 26 films to IMAX theaters (listed below), as compared to 22 films primarily exhibited during the six months ended June 30, 2013:

Six Months Ended June 30, 2014 — Films Exhibited	Six Months Ended June 30, 2013 — Films Exhibited

Despicable Me 2: An IMAX 3D Experience

Gravity: An IMAX 3D Experience

Thor: The Dark World: An IMAX 3D Experience

Ender’s Game: The IMAX Experience

The Hunger Games: Catching Fire: The IMAX Experience

The Hobbit: Desolation of Smaug: An IMAX 3D Experience

Dhoom 3: An IMAX 3D Experience

Policy Story: An IMAX 3D Experience

Jack Ryan: Shadow Recruit: The IMAX Experience

I, Frankenstien: An IMAX 3D Experience

The Monkey King: The IMAX Experience

Robocop: The IMAX Experience

Stalingrad: An IMAX 3D Experience

300: Rise of an Empire: An IMAX 3D Experience

Need for Speed: An IMAX 3D Experience

Divergent: The IMAX Experience

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

Top Gun: An IMAX 3D Experience

A Good Day to Die Hard: The IMAX Experience

Jack the Giant Slayer: An IMAX 3D Experience

Oz: The Great and Powerful: An IMAX 3D Experience

G.I. Joe: Retaliation: An IMAX 3D Experience

Dragon Ball Z: Battle of the Gods: An IMAX 3D Experience

Jurassic Park: An IMAX 3D Experience

Noah: The IMAX Experience	Oblivion: The IMAX Experience
Captain America: The Winter Soldier: An IMAX 3D Experience	Iron Man 3: An IMAX 3D Experience
Transcendence: The IMAX Experience	Star Trek Into Darkness: An IMAX 3D Experience
The Amazing Spider-Man 2: An IMAX 3D Experience	Fast & Furious 6: The IMAX Experience
Godzilla: An IMAX 3D Experience	After Earth: The IMAX Experience
Coming Home: The IMAX Experience	Man of Steel: An IMAX 3D Experience
Maleficent: An IMAX 3D Experience	World War Z: An IMAX 3D Experience
Edge of Tomorrow: An IMAX 3D Experience
How to Train Your Dragon 2: An IMAX 3D Experience
Transformers: Age of Extinction: An IMAX 3D Experience

Other revenues attributable to the film segment increased 14.7% to $10.0 million in the six months ended June 30, 2014 from $8.7 million in the six months ended June 30, 2013. The six months ended June 30, 2014 includes the limited release of an IMAX original production, Island of Lemurs: Madagascar, whereas no original films were released in the prior year comparative period.

The Company’s gross margin from its film segments increased 27.9% in the six months ended June 30, 2014 to $31.4 million from $24.5 million in the six months ended June 30, 2013. Film production and IMAX DMR gross margin increased to $29.7 million from $24.1 million in the six months ended June 30, 2013, primarily due to lower DMR production and print costs. Other gross margin attributable to the film segment was $1.7 million in the six months ended June 30, 2014 as compared to $0.4 million in the six months ended June 30, 2013. This increase resulted from the release of an IMAX original production, Island of Lemurs: Madagascar.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $44.8 million in the six months ended June 30, 2014 as compared to $41.8 million experienced in the prior year comparative period. The following reflects the significant items impacting selling, general and administrative expenses as compared to the prior year period:

•	a $2.1 million increase in staff costs, including salaries and benefits; and

•	a $2.0 million increase in the Company’s stock-based compensation.

These increased were partially offset by the following:

•

a $0.8 million decrease due to a change in foreign exchange rates. During the six months ended June 30, 2014, the Company recorded a foreign exchange gain of less than $0.1 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities as compared to a loss of $0.8 million recorded in the prior year comparative period; and

•	a $0.3 million decrease in professional fees and other general corporate expenditures.

Gain on Curtailment of Postretirement Benefit Plan

In the six months ended June 30, 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company recognized a pre-tax curtailment gain of $2.2 million.

Research and Development

Research and development expenses decreased to $6.9 million in the six months ended June 30, 2014 compared to $7.3 million in the six months ended June 30, 2013. These expenses are primarily attributable to the continued development of the Company’s new laser-based digital projection system. The Company is developing its next-generation laser projector, which is expected to provide greater brightness and clarity, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. As of June 30, 2014, the Company had 66 laser-based digital theater systems in its backlog.

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

Receivable Provisions, Net of Recoveries

The Company recorded receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.6 million in the six months ended June 30, 2014 as compared to $0.1 million for the six months ended June 30, 2013.

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

Asset impairments and Other Charges

In the six months ended June 30, 2014, the Company recognized a $0.7 million other-than-temporary impairment of its available-for-sale investment as the value is not expected to recover its cost. No such charge was recognized in 2013.

In the six months ended June 30, 2014, the Company recorded a charge of $0.3 million reflecting assets that no longer meet capitalization requirements. No such charges were recorded in 2013.

Interest Income and Expense

Interest income was less than $0.1 million in the six months ended June 30, 2014 and 2013, respectively.

Interest expense was $0.5 million in the six months ended June 30, 2014, which decreased from the $0.7 million experienced in the six months ended June 30, 2013. Included in interest expense is the amortization of deferred finance costs in the amount of $0.3 million in the six months ended June 30, 2014 as compared to $0.2 million in the prior year comparative period. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

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

There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings. As at June 30, 2014, the Company had a gross deferred income tax asset of $26.0 million, against which the Company is carrying a $4.8 million valuation allowance. For the six months ended June 30, 2014, the Company recorded an income tax provision of $5.5 million, of which a provision of $0.1 million was related to an increase in its provisions for uncertain tax positions.

The Company anticipates utilizing the majority of its currently-available tax attributes over the next year. If utilized the related valuation allowance release would be recorded against other equity.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. At June 30, 2014, the equity method of accounting is being utilized for investments with a total carrying value of $1.2 million (December 31, 2013 — $0.4 million). In 2013, the Company contributed $1.4 million, net of its share of costs, to a new business venture in the early-stage of start-up. In the first quarter of 2014, this new business venture was operational. For the six months ended June 30, 2014, gross revenues, cost of revenue and net loss for these investments were $2.3 million, $1.7 million and $1.0 million, respectively (2013 — $4.2 million, $6.9 million and $6.5 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.4 million for the six months ended June 30, 2014, as compared to $0.7 million for the six months ended June 30, 2013.

Discontinued Operations

On January 30, 2014, the Company’s lease with respect to its owned and operated Nyack IMAX theater ended and the Company has decided not to renew the lease. In 2014, revenues for the Nyack IMAX theater were less than $0.1 million (2013 — $0.8 million) and the Company recognized income of $0.4 million, net of a tax expense of $0.2 million (2013 — loss of $0.1 million, net of tax recovery of $0.1 million) from the operation of the theater. Upon the expiration of the lease, lease inducements contingent upon the completion of the full term of the lease were recognized as a reduction in rent expense of $0.8 million. The transactions of the Company’s owned and operated Nyack theater are reflected as discontinued operations.

Non-Controlling Interests

Beginning in the second quarter of 2014, the Company’s condensed consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from this transaction and the net proceeds are classified as redeemable non-controlling interest in temporary equity. In addition, in the second quarter of 2014, the Company recognized the impact of a non-controlling interest in its subsidiary created for the Film Fund activity. For the six months ended June 30, 2014 the net income attributable to non-controlling interests of the Company’s subsidiaries was $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

On February 7, 2013, the Company amended and restated the terms of its existing senior secured credit facility (the “Prior Credit Facility”). The amended and restated facility (the “Credit Facility”), with a scheduled maturity of February 7, 2018, has a maximum borrowing capacity of $200.0 million. The Prior Credit Facility had a maximum borrowing capacity of $110.0 million. Certain of the Company’s subsidiaries serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility. The Credit Facility is collateralized by a first priority security interest in substantially all of the present and future assets of the Company and the Guarantors. In 2014, the Company amended the terms of the Credit Facility (“Amendment No.1”) to obtain consents from the lenders named therein to allow it to enter into certain corporate transactions, including the sale of a 20.0% interest in IMAX China (Holding), Inc.

Total amounts drawn and available under the Credit Facility at June 30, 2014 were $nil and $200.0 million, respectively (December 31, 2013 — $nil and $200.0 million, respectively).

Under the Credit Facility, the effective interest rate for the three and six months ended June 30, 2014 for the revolving loan portion was nil and nil, respectively, as no amounts were outstanding during the period (2013 — 2.19% and 2.40%, respectively).

The Credit Facility provides that the Company will be required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.1:1. The Company will also be required to maintain minimum EBITDA (as defined in the Credit Agreement) of $90.0 million on December 31, 2014, which requirement increases to $100.0 million on December 31, 2015. The Company must also maintain a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 2.00:1 on December 31, 2014, which requirement decreases to 1.75:1 on December 31, 2015. The ratio of total debt to EBITDA was nil:1 as at June 30, 2014, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $nil. EBITDA is calculated as follows:

	For the	For the
	3 months ended	12 months ended
EBITDA per Credit Facility:	June 30, 2014	June 30, 2014(1)
(In thousands of U.S. Dollars)
Net income	$13,779	$43,796
Add (subtract):
Loss from equity accounted investments	162	2,527
Provision for income taxes	5,407	16,221
Interest expense, net of interest income	244	1,116
Depreciation and amortization, including film asset amortization	8,258	32,392
Write-downs net of recoveries including asset impairments and receivable provisions	1,061	2,860
Stock and other non-cash compensation	4,809	14,458
EBITDA attributable to non-controlling interests(2)	(889)	(889)

	$32,831	$112,481

(1)	Ratio of total debt calculated using twelve months ended EBITDA
(2)	The EBITDA calculation specified for purposes of the minimum EBITDA covenant excludes the reduction in EBITDA from the Company’s non-controlling interests

Letters of Credit and Other Commitments

As at June 30, 2014, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2013 — $nil), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at June 30, 2014, the Company had letters of credit and advance payment guarantees outstanding of $0.3 million under the Bank of Montreal Facility (December 31, 2013 — $0.3 million).

Cash and Cash Equivalents

As at June 30, 2014, the Company’s principal sources of liquidity included cash and cash equivalents of $75.1 million, the Credit Facility, anticipated collection from trade accounts receivable of $73.0 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $19.3 million and payments expected in the next 12 months on existing backlog deals. As at June 30, 2014, the Company did not draw down on its Credit Facility (remaining availability of $200.0 million). There were $nil letters of credit and advance payment guarantees outstanding under the Credit Facility and $0.3 million under the Bank of Montreal Facility.

During the six months ended June 30, 2014, the Company’s operations provided cash of $35.3 million. The Company used cash of $28.4 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements, to purchase other intangible assets, and to purchase property, plant, and equipment. Based on management’s current operating plan for 2014, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements, to fund DMR agreements with studios and to invest in the purchase of land for and the commencement of construction of a new Los Angeles-area office facility in Playa Vista. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of 24 theater systems under joint revenue sharing arrangements during the six months ended June 30, 2014.

On April 8, 2014, the Company announced the sale and issuance of 20.0% of the shares in IMAX China to entities owned and controlled by investors CMC and FountainVest. The sale price for the interest was $80.0 million to be paid by the investors in two equal installments, the first of which was received on April 8, 2014. Approximately half of the net proceeds of the transaction will remain in IMAX China, to be used toward the continued build-out of the Company’s business in China, including additional joint revenue sharing locations and other growth initiatives. The remaining funds will be available for general corporate purposes.

In the second quarter of 2014, the Company announced the creation of the Film Fund to co-finance a portfolio of 10 original large-format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company, which will contribute $9.0 million to the Film Fund over five years, anticipates the Film Fund will be self-perpetuating, with a portion of box office proceeds reinvested into the Film Fund to generate a continuous, steady flow of high-quality documentary content.

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

Cash provided by operating activities amounted to $35.3 million for the six months ended June 30, 2014. Changes in other non-cash operating assets as compared to December 31, 2013 include: a decrease of $2.1 million in financing receivables; an increase of $0.4 million in accounts receivable; an increase of $7.0 million in inventories; an increase of $0.8 million in prepaid expenses; and a decrease of $9.7 million in other assets which includes a $0.7 million increase in commission and other deferred selling expenses, a $11.0 million decrease in insurance recoveries receivable and a $0.6 million increase in other assets. Changes in other operating liabilities as compared to December 31, 2013 include: an increase in deferred revenue of $11.2 million related to backlog payments received in the current period, offset slightly by amounts relieved from deferred revenue related to theater system installations; a decrease in accounts payable of $6.9 million; and a decrease of $11.0 million in accrued liabilities.

Investing Activities

Net cash used in investing activities amounted to $28.4 million in the six months ended June 30, 2014, which includes purchases of $16.6 million in property, plant and equipment, an investment in joint revenue sharing equipment of $10.8 million and an increase in other intangible assets of $1.0 million. Included in the Company’s purchase of property, plant and equipment for the six months ended June 30, 2014 is $14.4 million for the purchase of land for and the commencement of the construction of the new Los Angeles-area office facility in Playa Vista.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2014 amounted to $38.8 million as compared to cash provided by financing activities of $8.9 million for six months ended June 30, 2013. In the second quarter of 2014, the Company issued common shares net of related issuance costs of $37.2 million related to the IMAX China investment by CMC and Fountain Vest, which represents a non-controlling interest in the Company’s subsidiary.

Capital Expenditures

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, other intangible assets and investments in film assets, were $33.5 million for the six months ended June 30, 2014 as compared to $28.6 million for the six months ended June 30, 2013. The Company anticipates a higher level of capital expenditures in 2014 primarily as a result of the Company’s purchase of land for and the construction of its new facility in Playa Vista. A significant portion of the Playa Vista project is expected to be financed through a construction loan and related office facility, which will offset the cash outlay associated with the project.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligations	2014	2015	2016	2017	2018	Thereafter
Pension obligations(1)	$19,228	$—	$—	$—	$19,228	$—	$—
Operating lease obligations	12,040	3,454	2,694	1,762	1,574	1,558	998
Purchase obligations(2)	42,131	35,660	6,468	3	—	—	—
Postretirement benefits obligations	2,765	96	111	123	139	149	2,147

	$76,164	$39,210	$9,273	$1,888	$20,941	$1,707	$3,145

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

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan (the “SERP”) covering Messrs. Gelfond and Wechsler. As at June 30, 2014, the Company had an unfunded and accrued projected benefit obligation of approximately $18.4 million (December 31, 2013 — $18.3 million) in respect of the SERP.

Effective January 1, 2014, the term of Mr. Gelfond’s current employment agreement was extended through December 31, 2016, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating his entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at June 30, 2014, the Company had an unfunded benefit obligation of $2.4 million (December 31, 2013 — $2.3 million). In the first quarter of 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company’s postretirement liability was reduced by $2.6 million, resulting in a pre-tax curtailment gain in the first quarter of 2013 of $2.2 million.

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at June 30, 2014, the Company had an unfunded benefit obligation of $0.4 million (December 31, 2013 — $0.4 million).

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

For the three and six months ended June 30, 2014, the Company recorded a foreign exchange gain of $0.7 million and gain of less than $0.1 million, respectively, as compared to a foreign exchange loss of $0.8 million and loss of $0.8 million for the three and six months ended June 30, 2013, respectively, associated with the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2015. In addition, at June 30, 2014, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered foreign currency hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statement of operations. The notional value of foreign currency hedging instruments was $23.5 million as at June 30, 2014 (December 31, 2013 — $23.6 million). A gain of $0.9 million and gain of $0.1 million was recorded to Other Comprehensive Income with respect to the depreciation/appreciation in the value of these contracts in the three and six months ended June 30, 2014, respectively (2013 — loss of $0.5 million and loss of $0.8 million, respectively). A loss of $0.3 million and loss of $0.5 million for the three and six months ended June 30, 2014, respectively (2013 — loss of $0.1 million and gain of less than $0.1 million, respectively) was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At June 30, 2014, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros was $29.3 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2014, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $2.9 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at June 30, 2014, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at June 30, 2014, the Company had not drawn down on its Credit Facility (December 31, 2013 — $nil).

Since the Company did not hold any variable rate debt instruments as at June 30, 2014, it did not have any exposure with respect to variable rate debt comes from changes in LIBOR.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at June 30, 2014 and has concluded that, as at the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SECs”) rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At present, Greater China is the Company’s second-largest and fastest growing market. As at December 31, 2013, the Company had 173 theaters operating in Greater China with an additional 239 theaters (includes 2 upgrades) in backlog that are scheduled to be installed in Greater China by 2021. The Company has made, and continues to make significant investments in its China business. In 2011, the Company formed IMAX China, a wholly-owned subsidiary of the Company, which as of December 31, 2013 had offices in Shanghai and Beijing and 57 employees. In 2013, the Company and Wanda announced amendments of the parties’ original 2011 joint revenue sharing arrangement for an additional 120 IMAX theaters to be located throughout China. The most recent expansion brings Wanda’s total commitment to 210 IMAX theater systems, of which 195 are under the parties’ joint revenue sharing arrangement, and which makes it the Company’s largest single international partnership to date. In addition, the Company has released an increasing number of Chinese IMAX DMR films to its growing network in Greater China in recent years, including 5 films in 2013. In October 2013, the Company also announced its joint venture with TCL to design, develop and manufacture a premium home theater system, which is set to further expand the scope of the Company’s operations in China. As the Company continues to further its commitment to China, it is increasingly exposed to risks in that region. These risks include changes in laws and regulations, currency fluctuations, increased competition and changes in economic conditions, including those related to consumer spending. Adverse developments in these areas could cause the Company to lose some or all of its investment in China and could cause the Company to fail to achieve anticipated growth.

Moreover, certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates both the scope of the Company’s investment in China and the business conducted by it within China. For instance, the Chinese government regulates both the number and timing or terms of Hollywood films released to the China market. The Company cannot provide assurance that the Chinese government will continue to permit the release of IMAX films in China or that the timing of IMAX releases will be favorable to the Company. There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. If the Company were unable to navigate China’s regulatory environment, including with respect to its current customs inquiry, or if the Company were unable to enforce its intellectual property or contract rights in China, the Company’s business could be adversely impacted. See note 9(g) to the accompanying condensed consolidated financial statements in Item 1 for more information.

On April 8, 2014, the Company announced the sale of a 20.0% stake in IMAX China Holding, Inc., a wholly-owned subsidiary of the Company formed for the purposes of overseeing the Company’s business in the Greater China region, to entities owned and controlled by FountainVest Partners and China Media Capital. The sale is comprised of two equal payment installments, the first of which was received on April 8, 2014, and the second of which is due in February 2015. Though the only condition to the second closing relates to the solvency of the Company and certain of its subsidiaries, there can be no assurance that the Investors will complete the second closing notwithstanding their legal obligation to do so. In addition, the transaction may not provide IMAX China with the financial, strategic or operating benefits that the Company anticipated. Moreover, under certain circumstances, the Investors have rights to redeem their interest in IMAX China, including for Company shares, which could have a potentially dilutive impact on the Company’s common shareholders.

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

Item 2. Unregistered Sales & Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated July 24, 2014, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated July 24, 2014, by Joseph Sparacio.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated July 24, 2014, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated July 24, 2014, by Joseph Sparacio.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION

Date: July 24, 2014	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: July 24, 2014	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)