Form 10-Q
period 2014-09-30
IMAX CORP
filed 2014-10-23
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2014
Common stock, no par value	68,520,049

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$93,705	$29,546
Accounts receivable, net of allowance for doubtful accounts of $714 (December 31, 2013 — $887)	59,734	73,074
Financing receivables	103,616	107,110
Inventories	21,439	9,825
Prepaid expenses	5,382	3,602
Film assets	7,787	7,076
Property, plant and equipment	161,579	132,847
Other assets	20,197	27,034
Deferred income taxes	20,917	24,259
Other intangible assets	27,556	27,745
Goodwill	39,027	39,027

Total assets	$560,939	$481,145

Liabilities
Accounts payable	$16,571	$19,396
Accrued and other liabilities	55,841	65,232
Deferred revenue	100,304	76,932

Total liabilities	172,716	161,560

Commitments and contingencies

Non-controlling interests	38,187	—

Shareholders’ equity
Capital stock common shares — no par value. Authorized — unlimited number.
Issued and outstanding — 68,520,049 (December 31, 2013 — 67,841,233)	334,415	327,313
Other equity	43,200	36,452
Accumulated deficit	(26,545)	(43,051)
Accumulated other comprehensive loss	(1,034)	(1,129)

Total shareholders’ equity	350,036	319,585

Total liabilities and shareholders’ equity	$560,939	$481,145

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
				(note 20)
Revenues
Equipment and product sales	$11,765	$9,623	$37,621	$40,649
Services	33,199	28,826	101,813	97,001
Rentals	13,646	10,987	42,278	38,782
Finance income	2,132	2,071	6,372	6,079
Other	—	—	—	375

	60,742	51,507	188,084	182,886

Costs and expenses applicable to revenues
Equipment and product sales	6,041	4,086	19,126	20,561
Services	14,788	15,910	46,318	53,361
Rentals	4,471	4,059	12,996	11,687

	25,300	24,055	78,440	85,609

Gross margin	35,442	27,452	109,644	97,277
Selling, general and administrative expenses (including share-based compensation expense of $3.4 million and $11.3 million for the three and nine months ended September 30, 2014, respectively (2013 - expense of $2.8 million and $8.8 million, respectively))	23,513	19,778	68,323	61,549
Gain on curtailment of postretirement benefit plan	—	—	—	(2,185)
Research and development	4,560	3,974	11,468	11,267
Amortization of intangibles	441	409	1,259	1,146
Receivable provisions, net of recoveries	26	224	642	279
Impairment of available-for-sale investment	—	—	650	—

Income from operations	6,902	3,067	27,302	25,221
Interest income	149	14	189	39
Interest expense	(269)	(315)	(803)	(1,008)

Income from operations before income taxes	6,782	2,766	26,688	24,252
Provision for income taxes	(1,188)	(685)	(6,667)	(6,701)
Loss from equity-accounted investments, net of tax	(297)	(344)	(721)	(998)

Income from continuing operations	5,297	1,737	19,300	16,553
Net (loss) income from discontinued operations, net of tax	—	(128)	355	(267)

Net income	5,297	1,609	19,655	16,286
Less: Net income attributable to non-controlling interests	(439)	—	(911)	—

Net income attributable to Common Shareholders	$4,858	$1,609	$18,744	$16,286

Net income per share - basic:
Net income per share from continuing operations	$0.07	$0.02	$0.26	$0.24
Net income per share from discontinued operations	—	—	0.01	—

	$0.07	$0.02	$0.27	$0.24

Net income per share - diluted:
Net income per share from continuing operations	$0.07	$0.02	$0.26	$0.24
Net income per share from discontinued operations	—	—	0.01	—

	$0.07	$0.02	$0.27	$0.24

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$5,297	$1,609	$19,655	$16,286

Unrealized net (loss) gain from cash flow hedging instruments	(1,278)	535	(1,151)	(265)
Realization of cash flow hedging net loss upon settlement	248	179	752	131
Other-than-temporary impairment of available-for-sale investment	—	—	350	—
Foreign currency translation adjustments	318	(2)	140	(115)
Gain on curtailment of postretirement benefit plan	—	—	—	398
Amortization of defined benefit plan actuarial loss	—	111	—	333

Other comprehensive (loss) income, before tax	(712)	823	91	482
Income tax benefit (expense) related to other comprehensive (loss) income	194	(213)	29	(128)

Other comprehensive (loss) income, net of tax	(518)	610	120	354

Comprehensive income	4,779	2,219	19,775	16,640
Less: Comprehensive income attributable to non-controlling interests	(467)	—	(936)	—

Comprehensive income attributable to Common Shareholders	$4,312	$2,219	$18,839	$16,640

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash provided by (used in):
Operating Activities
Net income	$19,655	$16,286
Net (income) loss from discontinued operations	(355)	267
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	23,937	29,027
Write-downs, net of recoveries	1,753	279
Change in deferred income taxes	3,157	5,579
Stock and other non-cash compensation	11,609	9,348
Gain on curtailment of postretirement benefit plan	—	(2,185)
Unrealized foreign currency exchange loss	847	275
Loss from equity-accounted investments	1,073	998
Gain on non-cash contribution to equity-accounted investees	(352)	—
Investment in film assets	(8,398)	(16,772)
Changes in other non-cash operating assets and liabilities	18,372	(9,860)
Net cash provided by (used in) operating activities from discontinued operations	572	(267)

Net cash provided by operating activities	71,870	32,975

Investing Activities
Purchase of property, plant and equipment	(24,686)	(6,167)
Investment in joint revenue sharing equipment	(15,908)	(16,363)
Investment in new business ventures	(2,500)	(2,500)
Acquisition of other intangible assets	(1,979)	(1,812)

Net cash used in investing activities	(45,073)	(26,842)

Financing Activities
Issuance of subsidiary shares to non-controlling interests	40,491	—
Share issuance costs from the issuance of subsidiary shares to non-controlling interests	(3,556)	—
Common shares issued - stock options exercised	3,672	6,745
Repurchase of common shares	(2,369)	—
Settlement of restricted share units	(790)	—
Increase in bank indebtedness	—	12,000
Repayment of bank indebtedness	—	(18,000)
Credit facility amendment fees paid	—	(2,089)
Share issuance expenses	—	(202)

Net cash provided by (used in) financing activities	37,448	(1,546)

Effects of exchange rate changes on cash	(86)	32

Increase in cash and cash equivalents during the period	64,159	4,619

Cash and cash equivalents, beginning of period	29,546	21,336

Cash and cash equivalents, end of period	$93,705	$25,955

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

The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). The Company has 10 film production companies that are VIEs. For 4 of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. The Company continues to consolidate these entities, with no material impact on the operating results or financial condition of the Company, as these production companies have total assets of $0.8 million and total liabilities of $0.8 million as at September 30, 2014 (December 31, 2013 — assets and liabilities of $nil, respectively). For the other 6 film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at September 30, 2014, these 6 VIEs have total assets of $0.8 million (December 31, 2013 — $5.2 million) and total liabilities of $0.8 million (December 31, 2013 — $5.2 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil and $nil for the three and nine months ended September 30, 2014, respectively (2013 — $nil and $nil, respectively). The carrying value of these investments in VIEs that are not consolidated is $nil at September 30, 2014 (December 31, 2013 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statement of operations. The Company’s exposure, which is determined based on the level of funding contributed by the Company and the development stage of the respective film, is $nil at September 30, 2014 (December 31, 2013 — $1.5 million).

The Company accounts for investments in new business ventures using the guidance of ASC 323 “Investments – Equity Method and Joint Ventures” (“ASC 323”) or ASC 320 – “Investments in Debt and Equity Securities” (“ASC 320”), as appropriate. At September 30, 2014, the equity method of accounting is being utilized for investments with a total carrying value of $3.4 million (December 31, 2013 – $0.4 million). In 2013, the Company contributed $1.4 million, net of its share of costs, to a new business venture in the early-stage of start-up. In the first quarter of 2014, this new business venture was operational. The Company has determined it is not the primary beneficiary of these VIEs, and therefore these entities have not been consolidated. In addition, the Company has an investment in preferred stock of another business venture with a total cost of $1.5 million which meets the criteria for classification as a debt security under ASC 320 and is recorded at a total fair value of $0.7 million at September 30, 2014 (December 31, 2013 – $1.0 million). This investment is classified as an available-for-sale investment. The Company has invested $2.5 million in the preferred shares of an enterprise which meet the criteria for classification as an equity security under ASC 325 – “Investments – Others” (“ASC 325”) (December 31, 2013 – investment of $2.5 million and $0.5 million pertaining to warrants). The total carrying value of investments in new business ventures at September 30, 2014 and December 31, 2013, is $6.6 million and $5.8 million, respectively, and is recorded in Other Assets.

All significant intercompany accounts and transactions, including all unrealized intercompany profits on transactions with equity-accounted investees, have been eliminated.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

These interim financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“the 2013 Form 10-K”) which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company’s financial statements for the year ended December 31, 2013, except as noted below.

2. New Accounting Standards and Accounting Changes

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contract with Customers (Topic 606)” (“ASU 2014-09”). The purpose of the amendment is to clarify the principles for recognizing revenue and developing common revenue standards between US GAAP and IFRS, through the application of a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. Under this amended standard, the Company will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. For public entities, the amendments are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2014-09 on its consolidated financial statements.

The adoption of new accounting policies and recently issued FASB accounting standard codification updates, except for ASU No. 2014-09, were not material to the Company’s condensed consolidated financial statements for the period ended September 30, 2014.

3. Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	September 30, 2014	December 31, 2013
Gross minimum lease payments receivable	$15,637	$17,475
Unearned finance income	(2,598)	(3,052)

Minimum lease payments receivable	13,039	14,423
Accumulated allowance for uncollectible amounts	(972)	(806)

Net investment in leases	12,067	13,617

Gross financed sales receivables	124,899	129,398
Unearned finance income	(32,857)	(35,669)

Financed sales receivables	92,042	93,729
Accumulated allowance for uncollectible amounts	(493)	(236)

Net financed sales receivables	91,549	93,493

Total financing receivables	$103,616	$107,110

Net financed sales receivables due within one year	$17,733	$17,335
Net financed sales receivables due after one year	$73,816	$76,158

As at September 30, 2014, the financed sale receivables had a weighted average effective interest rate of 10.2% (December 31, 2013 — 9.8%).

4. Inventories

	September 30, 2014	December 31, 2013
Raw materials	$7,425	$4,321
Work-in-process	1,357	500
Finished goods	12,657	5,004

	$21,439	$9,825

At September 30, 2014, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $3.7 million (December 31, 2013 — $1.7 million).

During the three and nine months ended September 30, 2014, the Company had write-downs for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of less than $0.1 million and $0.1 million, respectively (2013 — $nil and $nil, respectively).

5. Property, Plant and Equipment

	As at September 30, 2014
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components	$170,904	$60,764	$110,140
Camera equipment	5,441	3,051	2,390

	176,345	63,815	112,530

Assets under construction	26,862	—	26,862

Other property, plant and equipment
Land	8,167	—	8,167
Buildings	15,953	10,833	5,120
Office and production equipment	29,638	21,143	8,495
Leasehold improvements	9,930	9,525	405

	63,688	41,501	22,187

	$266,895	$105,316	$161,579

	As at December 31, 2013
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components	$158,192	$51,537	$106,655
Camera equipment	4,591	2,736	1,855

	162,783	54,273	108,510

Assets under construction	8,055	—	8,055

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	15,832	10,410	5,422
Office and production equipment	27,190	18,707	8,483
Leasehold improvements	9,884	9,100	784

	54,499	38,217	16,282

	$225,337	$92,490	$132,847

6. Other Intangible Assets

	As at September 30, 2014
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$9,777	$6,136	$3,641
Licenses and intellectual property	20,490	4,459	16,031
Other	9,335	1,451	7,884

	$39,602	$12,046	$27,556

	As at December 31, 2013
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$8,774	$5,741	$3,033
Licenses and intellectual property	19,950	3,260	16,690
Other	8,843	821	8,022

	$37,567	$9,822	$27,745

Other intangible assets of $9.3 million are comprised mainly of the Company’s investment in an enterprise resource planning system. Fully amortized other intangible assets are still in use by the Company.

During the nine months ended September 30, 2014, the Company acquired $2.0 million in other intangible assets. The weighted average amortization period for these additions was 10 years.

During the three and nine months ended September 30, 2014, the Company incurred costs of less than $0.1 million and $0.1 million, respectively, to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses (2013 – less than $0.1 million and $0.1 million, respectively).

As at September 30, 2014, estimated amortization expense for each of the years ended December 31, are as follows:

2014 (three months remaining)	$748
2015	2,993
2016	2,850
2017	2,709
2018	2,709

7. Credit Facility and Playa Vista Construction Loan

On February 7, 2013, the Company amended and restated the terms of its existing senior secured credit facility (the “Prior Credit Facility”). The amended and restated facility (the “Credit Facility”), with a scheduled maturity of February 7, 2018, has a maximum borrowing capacity of $200.0 million. The Prior Credit Facility had a maximum borrowing capacity of $110.0 million. Certain of the Company’s subsidiaries serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility. The Credit Facility is collateralized by a first priority security interest in substantially all of the present and future assets of the Company and the Guarantors. On March 14, 2014, the Company amended the terms of the Credit Facility (“Amendment No.1”) to obtain consents from the lenders named therein to allow it to enter into certain corporate transactions, including the sale of a 20.0% interest in IMAX China Holding, Inc. (“IMAX China”).

The terms of the Credit Facility are set forth in the Third Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), dated February 7, 2013, among the Company, the Guarantors, the lenders named therein, Wells Fargo Bank, National Association (“Wells Fargo”), as agent and issuing lender (Wells Fargo, together with the lenders named therein, the “Lenders”) and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner and in various collateral and security documents entered into by the Company and the Guarantors. Each of the Guarantors has also entered into a guarantee in respect of the Company’s obligations under the Credit Facility.

Under the Credit Facility, the effective interest rate for the three and nine months ended September 30, 2014 for the revolving loan portion was nil and nil, respectively, as no amounts were outstanding during the period (2013 – 1.95% and 2.26%, respectively).

The Company was in compliance with all of its requirements at September 30, 2014.

Total amounts drawn and available under the Credit Facility at September 30, 2014 were $nil and $200.0 million, respectively (December 31, 2013 — $nil and $200.0 million, respectively).

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The settlement risk on its foreign currency forward contracts was $0.8 million as at September 30, 2014 as the notional value exceeded the fair value of the forward contracts. As at September 30, 2014, the Company has $29.5 million of such arrangements outstanding.

Bank of Montreal Facility

As at September 30, 2014, the Company has available a $10.0 million facility (December 31, 2013 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at September 30, 2014, the Company has letters of credit and advance payment guarantees outstanding of $0.3 million (December 31, 2013 — $0.3 million) under the Bank of Montreal Facility.

Subsequent Event – Playa Vista Construction Financing

On October 6, 2014, IMAX PV Development Inc., a Delaware corporation (“Borrower”) and direct wholly-owned subsidiary of IMAX U.S.A. Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company, entered into a construction loan agreement with Wells Fargo. The construction loan will be used to fund up to $25.7 million (the “Playa Vista Loan”) of the costs of development and construction of the previously announced new West Coast headquarters of the Company, to be located in a new office facility in the Playa Vista neighborhood of Los Angeles, California (the “Playa Vista Project”).

The total cost of development of the Playa Vista Project is expected to be approximately $50.0 million, with all costs in excess of the Playa Vista Loan being provided through funding by the Company.

The Playa Vista Loan is secured by a deed of trust from Borrower in favor of Wells Fargo, granting a first lien on and security interest in the Playa Vista property and the Playa Vista Project, including all improvements to be constructed thereon, and other documents evidencing and securing the loan (the “Loan Documents”). The Loan Documents include absolute and unconditional payment and completion guarantees provided by the Company to Wells Fargo for the performance by Borrower of all the terms and provisions of the Playa Vista Loan and the construction and completion of the Playa Vista Project, and an environmental indemnity also provided by the Company.

Unless converted from a construction to permanent loan as described below, the Playa Vista Loan will be fully due and payable on April 6, 2016 (the “Maturity Date”).

Absent a default, the Playa Vista Loan will bear interest at a variable interest rate per annum equal to 2.25% above the 30-day LIBOR rate. The interest rate is subject to adjustment monthly based on the latest 30-day LIBOR rate. Prior to the Maturity Date, Borrower will be required to make monthly payments of interest only. The Playa Vista Loan may be prepaid at any time without premium, but with all accrued interest and other applicable payments.

The Loan Documents require the completion of construction no later than 90 days prior to the Maturity Date, subject to delays for certain unforeseeable events. The Loan Documents contain affirmative, negative and financial covenants (including compliance with the financial covenants of the Company’s outstanding revolving and term senior secured facility with Wells Fargo), agreements, representations, warranties, borrowing conditions, and events of default customary for development projects such as the Playa Vista Project.

Borrower has the right to convert the Playa Vista Loan from a construction to a permanent loan with a term of 120 months (from the date of conversion), subject to the satisfaction of conditions to conversion including prior notice, the absence of a default under the Loan Documents, completion of the Playa Vista Project and the issuance of a certificate of occupancy or its legal equivalent. If Borrower converts the Playa Vista Loan to a permanent loan, Borrower will have the right, subject to certain conditions, to increase the principal balance of the loan up to but not in excess of $30.0 million. Upon conversion, the interest rate under the permanent loan will decrease from 2.25% to 2.0% above the 30-day LIBOR rate and Borrower will be required to make monthly payments of combined principal and interest sufficient to fully amortize the loan based on a 15-year straight line amortization.

8. Commitments

As at September 30, 2014, the Company’s committed investment for the construction of the Playa Vista Project is expected to be approximately $50.0 million, of which $21.9 million has been capitalized to-date. The Company anticipates that construction of the Playa Vista Project will be completed in 2015. A significant portion of the project is expected to be financed through the Playa Vista Loan. See note 7. Credit Facility for additional information.

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

(b) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chambers of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, consisting of past and future rents owed to the Company, plus interest and costs, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India. The Company has opposed that application on a number of grounds and seeks to have the ICC award recognized in India. On June 24, 2011, the Company commenced an application to the Ontario Superior Court of Justice for recognition of the final award. On December 2, 2011, the Ontario court issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application. On July 29, 2014, the Company commenced a proceeding to have the Canadian judgment recognized in New York. On January 30, 2013, the Company filed another action in the New York Supreme Court seeking to collect the amount due under the New York judgment from certain entities and individuals affiliated with E-City. The Respondents in the New York action have answered and objected to the Company’s petition, and they have moved to dismiss for improper service of process. The New York Court heard oral arguments on August 20, 2013 and April 3, 2014 and has not yet issued a decision. On June 13, 2013, the Bombay High Court ruled that it has jurisdiction over the proceeding but on November 19, 2013, the Supreme Court of India stayed proceedings in the High Court pending Supreme Court review of the High Court’s ruling. On July 11, 2014, the Company moved to amend its petition to have the Canadian judgment recognized as part of this proceeding.

(c) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York (the “Court”) and were subsequently consolidated by the Court. The plaintiffs filed a consolidated amended class action complaint on October 2, 2007, which added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock on the NASDAQ between February 27, 2003 and July 20, 2007 (the “U.S. Class”), alleged primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. On March 26, 2012, the parties executed and filed with the Court an amended formal stipulation of settlement and proposed form of notice to the class. On June 20, 2012 the Court issued an order granting final approval of the settlement. Under the terms of the settlement, members of the U.S. Class who did not opt out of the settlement released defendants from liability for all claims that were alleged in this action or could have been alleged in this action or any other proceeding (including the action in Canada as described in (d) of this note (the “Canadian Action”) relating to the purchase of the Company’s securities on the NASDAQ between February 27, 2003 and July 20, 2007 or the subject matter and facts relating to this action. As part of the settlement and in exchange for the release, defendants agreed to pay $12.0 million to a settlement fund which amount was funded by the carriers of the Company’s directors and officers insurance policy and by PricewaterhouseCoopers LLP. The settlement was distributed to the U.S. Class on May 5, 2014.

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

(e) The Company is also involved in litigation against Gary Tsui (“Tsui”) and related parties in both Canada and China based on Tsui’s theft and use of the Company’s trade secrets. The Company filed a lawsuit against Tsui and other related individuals and entities in the Ontario Superior Court of Justice on December 8, 2009, through which the Company sought injunctive relief to prohibit Tsui from disclosing or using the Company’s confidential and proprietary information and from competing with the Company. The Company is also seeking compensatory and punitive damages. The Ontario Court awarded the injunctive relief sought by the Company on December 22, 2009. On April 30, 2013, a warrant was issued for Tsui’s arrest based on his refusal to comply with the orders of the Ontario court, including with respect to the continued use of the Company’s trade secrets. The Ontario action was heard in June 2014 and judgment was rendered in the Company’s favor. The Court awarded the Company $6.0 million in damages against all defendants for conversion and misuse of confidential information, $456,000 against all defendants for disgorgement of profits from the lost business opportunity, $50,000 from Tsui in punitive damages of prejudgment interest on the forgoing and $300,000 in costs against all defendants. The Company also initiated suits against Tsui in Beijing No. 1 Intermediate People’s Court in Beijing, China on February 16, 2013 and December 3, 2013, seeking relief similar to that sought in the Ontario action. In October, 2013, Jiangsu Sunway Digital Technology Co. Ltd (a company incorporated by Tsui), commenced an action against the Company in Zhenjiang Intermediate People’s Court, in Zhenjiang, China, alleging that the Company defamed and slandered the plaintiff through the commencement of the actions against Tsui in Canada and China referred to above, as well as several written communications to third parties. The plaintiff claims damages in the preliminary amount of 6.0 million Chinese Yuan Renminbi plus costs. The Company is vigorously defending this action. The actions in China remain ongoing.

(f) In March 2013, IMAX (Shanghai) Multimedia Technology Co., Ltd., the Company’s wholly-owned subsidiary in China, received notice from the Shanghai office of the General Administration of Customs that it had been selected for a customs audit. The Company is unable to assess the potential impact, if any, of the audit at this time.

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

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the condensed consolidated balance sheets:

	September 30, 2014	December 31, 2013
Balance at the beginning of period	$7	$32
Warranty redemptions	(5)	(77)
Warranties issued	5	52

Balance at the end of period	$7	$7

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheets as at September 30, 2014 and December 31, 2013 with respect to this indemnity.

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

The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs and direct advertising and marketing, included in costs and expenses applicable to revenues-equipment and product sales, totaled $0.6 million and $1.5 million for the three and nine months ended September 30, 2014, respectively (2013 — $0.2 million and $0.9 million, respectively).

Film exploitation costs, including advertising and marketing, totaled $2.4 million and $6.0 million for the three and nine months ended September 30, 2014, respectively (2013 — $0.9 million and $3.3 million, respectively) and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $0.2 million and $0.7 million for the three and nine months ended September 30, 2014, respectively (2013 — $0.4 million and $0.9 million, respectively). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $0.4 million and $1.1 million for the three and nine months ended September 30, 2014, respectively (2013 — $0.5 million and $1.1 million, respectively).

(b)	Foreign Exchange

Included in selling, general and administrative expenses for the three and nine months ended September 30, 2014 is a loss of $1.1 million and a loss of $1.0 million, respectively, for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities compared with a gain of $0.8 million and a loss of less than $0.1 million in the three and nine months ended September 30, 2013, respectively. See note 17(d) for additional information.

(c)	Collaborative Arrangements

Joint Revenue Sharing Arrangements

In a joint revenue sharing arrangement, the Company receives a portion of a theater’s box-office and concession revenues and, in some cases a small upfront or initial payment, in exchange for placing a theater system at the theater operator’s venue. Under joint revenue sharing arrangements, the customer has the right and the ability to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s joint revenue sharing arrangements are typically non-cancellable for 10 years or longer with renewal provisions. Title to equipment under joint revenue sharing arrangements generally does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the theater systems commencing on the date specified in the arrangement’s shipping terms and ending on the date the theater systems are delivered back to the Company.

The Company has signed joint revenue sharing agreements with 40 exhibitors for a total of 670 theater systems, of which 422 theaters were operating as of September 30, 2014. The terms of the Company’s joint revenue sharing arrangements are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m) of the Company’s 2013 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Rentals revenue and, for the three and nine months ended September 30, 2014, amounted to $15.3 million and $45.5 million, respectively (2013 — $12.0 million and $39.7 million, respectively).

IMAX DMR

In an IMAX DMR arrangement, the Company converts conventional motion pictures into the Company’s large screen format, enabling the release of Hollywood content to the global IMAX theater network. In a typical IMAX DMR film arrangement, the Company will absorb its costs for the digital re-mastering and then recoup this cost from a percentage of the gross box-office receipts of the film, which generally range from 10-15%. The Company does not typically hold distribution rights or the copyright to these films.

For the nine months ended September 30, 2014, the majority of IMAX DMR revenue was earned from the exhibition of 36 IMAX DMR films throughout the IMAX theater network. The Company has entered into arrangements with film producers to convert 7 additional films, which are expected to be released during the remainder of 2014, the terms of which are substantially similar in nature, rights and obligations. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m) of the Company’s 2013 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three and nine months ended September 30, 2014 amounted to $18.4 million and $57.6 million, respectively (2013 — $14.5 million and $54.9 million, respectively).

Co-Produced Film Arrangements

In certain film arrangements, the Company co-produces a film with a third party whereby the third party retains the copyright and certain rights to the film other than exclusive theatrical distribution rights to the film, which are held by the Company. Under these arrangements, both parties contribute funding to the Company’s wholly-owned production company for the production of the film and for associated exploitation costs. Clauses in these arrangements generally provide for the third party to take over the production of the film if the cost of the production exceeds its approved budget or if it appears as though the film will not be delivered on a timely basis.

The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) and 2(m) of the Company’s 2013 Form 10-K.

At September 30, 2014, the Company had one significant co-produced film arrangement which primarily represents the VIE total assets and liabilities balance of $0.8 million and 5 other co-produced film arrangements, the terms of which are similar.

For the three and nine months ended September 30, 2014, amounts totaling $1.2 million and $3.1 million, respectively (2013 — $0.7 million and $2.8 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

11. Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Nine Months Ended September 30,
	2014	2013
Decrease (increase) in:
Accounts receivable	$12,891	$(2,284)
Financing receivables	3,301	(5,707)
Inventories	(11,725)	(5,522)
Prepaid expenses	(1,781)	(744)
Commissions and other deferred selling expenses	(804)	(506)
Insurance recoveries	11,045	78
Other assets	(2,586)	926
Increase (decrease) in:
Accounts payable	(2,824)	2,824
Accrued and other liabilities(1)	(12,983)	1,240
Deferred revenue	23,838	(165)

	$18,372	$(9,860)

(1)	Change in accrued and other liabilities for the nine months ended September 30, 2014 includes payments of $nil for variable stock-based compensation (2013 - $2.0 million).

(b) Cash payments made on account of:

	Nine Months Ended September 30,
	2014	2013
Income taxes	$5,719	$831

Interest	$—	$347

(c) Depreciation and amortization are comprised of the following:

	Nine Months Ended September 30,
	2014	2013
Film assets	$7,989	$13,901
Property, plant and equipment
Joint revenue sharing arrangements	8,928	8,588
Other property, plant and equipment	3,840	3,617
Other intangible assets	2,244	2,131
Other assets	542	437
Deferred financing costs	394	353

	$23,937	$29,027

(d) Write-downs, net of recoveries, are comprised of the following:

	Nine Months Ended September 30,
	2014	2013
Impairment of available-for-sale investment	$650	$—
Accounts receivable	449	(31)
Financing receivables	193	310
Property, plant and equipment	380	—
Inventories	81	—

	$1,753	$279

12. Receivable Provisions, Net of Recoveries

The following table reflects the Company’s receivable provisions net of recoveries recorded in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Accounts receivable provisions, net of recoveries	$—	$14	$449	$(31)
Financing receivables, net of recoveries	26	210	193	310

Receivable provisions, net of recoveries	$26	$224	$642	$279

13. Income Taxes

(a)	Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. During the three months ended September 30, 2014, the Company released a valuation allowance of $0.6 million related to New York state tax loss carryforwards. Due to an assessment of recent New York state corporate tax reform and expected future profitability estimates, the Company released the allowance.

As at September 30, 2014, the Company had net deferred income tax assets after valuation allowance of $20.9 million (December 31, 2013 — $24.3 million), which consists of a gross deferred income tax asset of $25.1 million (December 31, 2013 — $29.1 million), against which the Company is carrying a $4.2 million valuation allowance (December 31, 2013 — $4.8 million). Tax attributes covered by the majority of the existing valuation allowances originated through equity and therefore a related release of the valuation allowance would be recorded against other equity.

(b)	Income Tax Effect on Comprehensive Income

The income tax benefit (expense) related to the following items included in the Company’s other comprehensive (loss) income are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Unrealized change in cash flow hedging instruments	$330	$(138)	$171	$68
Realized change in cash flow hedging instruments upon settlement	(64)	(46)	(65)	(35)
Other-than-temporary impairment of available-for-sale investment	—	—	(45)	—
Foreign currency translation adjustments	(72)	—	(32)	26
Amortization of actuarial loss on defined benefit plan	—	(29)	—	(87)
Gain on curtailment of postretirement benefit plan	—	—	—	(100)

	$194	$(213)	$29	$(128)

14. Capital Stock

(a)	Stock-Based Compensation

The compensation costs recorded in the condensed consolidated statement of operations for the Company’s stock-based compensation plans were $3.4 million and $11.3 million for the three and nine months ended September 30, 2014, respectively (2013 — $2.8 million and $8.8 million, respectively).

As at September 30, 2014, the Company has reserved a total of 9,676,106 (December 31, 2013 — 10,530,723) common shares for future issuance under the Company’s Stock Option Plan (“SOP”) and the IMAX 2013 Long-Term Incentive Plan (“IMAX LTIP”). Of the common shares reserved for issuance, there are options in respect of 6,379,864 common shares and restricted share units (“RSUs”) in respect of 611,026 common shares outstanding at September 30, 2014. At September 30, 2014, options in respect of 3,620,742 common shares were vested and exercisable.

Stock Option Plan

The Company recorded an expense of $2.1 million and $6.5 million for the three and nine months ended September 30, 2014, respectively (2013 — $1.9 million and $6.3 million, respectively), related to stock option grants issued to employees and directors in the IMAX LTIP and SOP plans. An income tax benefit is recorded in the condensed consolidated statements of operations of $0.4 million and $1.3 million for the three and nine months ended September 30, 2014, respectively, for these costs.

The weighted average fair value of all stock options, granted to employees and directors for the three and nine months ended September 30, 2014 at the grant date was not applicable and $8.33 per share, respectively (2013 — $7.67 per share and $7.10 per share, respectively). The following assumptions were used to estimate the average fair value of the stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Average risk-free interest rate	n/a	1.94%	2.50%	1.63%
Expected option life (in years)	n/a	4.51 - 4.55	4.48 - 5.82	4.51 - 4.63
Expected volatility	n/a	40%	37.5%	40%
Annual termination probability	n/a	0% - 8.52%	0% - 8.40%	0% - 8.52%
Dividend yield	n/a	0%	0%	0%

Stock options to Non-Employees

During the three and nine months ended September 30, 2014, an aggregate of 10,000 and 10,000, respectively, (2013 — nil and 2,500, respectively) stock options to purchase the Company’s common stock with an average exercise price of $26.47 and $26.47, respectively, (2013 — n/a and $26.28, respectively) were granted to certain advisors and strategic partners of the Company. These stock options granted have a maximum contractual life of 7 years. The stock options were granted under the IMAX LTIP.

As at September 30, 2014, non-employee stock options outstanding amounted to 31,500 stock options (2013 — 75,501) with a weighted average exercise price of $21.75 (2013 — $15.06). 16,100 stock options (2013 — 29,009) were exercisable with an average weighted exercise price of $18.14 (2013 — $10.72) and the vested stock options have an aggregate intrinsic value of $0.2 million (2013 — $0.6 million). The weighted average fair value of stock options granted to non-employees during the three and nine months ended September 30, 2014 at the measurement date was $4.84 and $4.84, respectively, (2013 — n/a and $11.50 per share, respectively) utilizing a Binomial Model with the following underlying assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Average risk-free interest rate	0.53%	n/a	0.53%	1.64%
Contractual option life	2 years	n/a	2 years	7 Years
Average expected volatility	32.5%	n/a	32.5%	40%
Dividend yield	0%	n/a	0%	0%

For the three and nine months ended September 30, 2014, the Company recorded a charge of less than $0.1 million, respectively (2013 — less than $0.1 million and $0.2 million, respectively) to cost and expenses related to revenues – services and selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is an accrual of less than $0.1 million for non-employee stock options (December 31, 2013 – $0.1 million).

China Long Term Incentive Plan (“China LTIP”)

Each stock option issued under the China LTIP represents an opportunity to participate economically in the future growth and value creation of the subsidiary. The China LTIP options issued by IMAX China (“China Options”) operate in tandem with options granted to certain employees of the subsidiary under the Company’s SOP and IMAX LTIP (“Tandem Options”).

In 2012, an aggregate of 146,623 Tandem Options were granted to certain employees in conjunction with China Options with an average price of $22.39 per share in accordance with the China LTIP. During the three and nine months ended September 30, 2014, an additional nil and 6,021, respectively, Tandem Options were granted in conjunction with China Options with an average price of $nil and $27.20 per share, respectively. The Tandem Options have a maximum contractual life of 7 years. As at September 30, 2014, there were 152,644 (December 31, 2013 — 146,623) outstanding and unvested Tandem Options issued under the China LTIP with a weighted average exercise price of $22.58 per share (December 31, 2013 — $22.39 per share). The weighted average fair value of the Tandem Options granted during the three and nine months ended September 30, 2014 was n/a and $7.02 per share, respectively. The total fair value of the Tandem Options granted with respect to the China LTIP was $1.6 million. The Company is recognizing this expense over a 5 year period. If a performance event occurs, including upon the occurrence of a qualified initial public offering or upon a change in control on or prior to the fifth anniversary of the grant date, the 152,644 Tandem Options issued forfeit immediately and the related charge would be reversed. There were no option awards issued under the China LTIP during the three and nine months ended September 30, 2013.

The Company has recorded an expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2014 (September 30, 2013 — $0.1 million and $0.2 million, respectively) related to Tandem Options issued under the China LTIP.

Stock Option Summary

The following table summarizes certain information in respect of option activity under the SOP and IMAX LTIP for the nine month periods ended September 30:

	Number of Shares		Weighted Average Exercise Price Per Share
	2014	2013	2014	2013

Options outstanding, beginning of period	6,263,121	7,441,068	$21.11	$18.48
Granted	838,353	375,650	27.42	25.29
Exercised	(661,581)	(993,854)	5.55	6.79
Forfeited	(36,242)	(135,733)	24.63	23.62
Cancelled	(23,787)	(3,660)	33.60	29.67

Options outstanding, end of period	6,379,864	6,683,471	23.48	20.50

Options exercisable, end of period	3,620,742	3,521,758	22.11	18.21

The Company cancelled n/a and 23,787 stock options from its SOP (2013 — 2,110 and 3,660, respectively) surrendered by Company employees during the three and nine months ended September 30, 2014, respectively.

As at September 30, 2014, 6,027,362 options were fully vested or are expected to vest with a weighted average exercise price of $23.37, aggregate intrinsic value of $28.9 million and weighted average remaining contractual life of 4.7 years. As at September 30, 2014, options that are exercisable have an intrinsic value of $22.0 million and a weighted average remaining contractual life of 4.4 years. The intrinsic value of options exercised in the three and nine months ended September 30, 2014 was $3.3 million and $14.4 million, respectively (2013 — $8.4 million and $19.4 million, respectively).

Restricted Share Units

RSUs have been granted to employees, consultants and directors under the IMAX LTIP. Each RSU represents a contingent right to receive one common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date. The Company recorded an expense of $1.2 million and $4.5 million for the three and nine month period ended September 30, 2014, respectively (2013 — $0.6 million and $1.7 million, respectively), related to RSU grants issued to employees and directors in the plan. The annual termination probability assumed for the three and nine months ended September 30, 2014, was n/a and ranged from 0% to 9.46%, respectively. In addition, the Company recorded an expense of less than $0.1 million and less than $0.1 million for the three and nine months ended September 30, 2014, respectively (2013 — less than $0.1 million and less than $0.1 million, respectively), related to RSU grants issued to certain advisors and strategic partners of the Company.

During the three and nine month period ended September 30, 2014, in connection with the vesting of RSUs, the Company delivered 25,932 and 130,456, respectively, common shares to IMAX LTIP participants, of which 102,640 common shares were issued from treasury and 27,816 common shares were purchased in the open market by the IMAX LTIP trustee.

Total stock-based compensation expense related to non-vested RSU’s not yet recognized at September 30, 2014 and the weighted average period over which the awards are expected to be recognized is $12.1 million and 2.9 years. The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was $0.2 million and $0.7 million for the three and nine months ended September 30, 2014, respectively.

RSUs granted under the IMAX LTIP vest between one and four years from the date granted. Vesting of the RSUs is subject to continued employment or service with the Company.

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP for the nine months ended September 30, 2014:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2014	2013	2014	2013

RSUs outstanding, beginning of period	264,140	—	$26.14	$—
Granted	482,588	322,561	27.41	26.16
Vested and settled	(133,007)	(46,360)	26.19	26.23
Forfeited	(2,695)	(3,220)	26.28	28.28

RSUs outstanding, end of period	611,026	272,981	27.13	26.15

Stock Appreciation Rights

There have been no stock appreciation rights (“SARs”) granted since 2007. As at September 30, 2014 and December 31, 2013, no SARS were outstanding. For the three and nine months ended September 30, 2013, 50,000 and 100,000 SARs were cash settled for $1.0 million and $2.0 million, respectively. The average exercise price for the settled SARs for the three and nine months ended

September 30, 2013 was $6.86 and $6.86 per SAR. None of the SARs were forfeited, cancelled, or expired for the three and nine months ended September 30, 2013. The Company recorded an expense of $0.2 million and $0.5 million for the three and nine months ended September 30, 2013, respectively, to selling, general and administrative expenses related to these SARs.

Issuer Purchases of Equity Securities

On June 16, 2014, the Company’s board of directors approved a new $150.0 million share repurchase program for shares of the Company’s common stock. Purchases under the program commenced during the third quarter of 2014. The share repurchase program expires on June 30, 2017. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. In the third quarter of 2014, the Company repurchased 85,405 common shares at an average price of $27.71 per share. The retired shares were repurchased for $2.4 million. The average carrying value of the stock retired was deducted from common stock and the remaining excess over the average carrying value of stock was charged to accumulated deficit.

The total number of shares purchased during the three months ended September 30, 2014 does not include any shares received in the administration of employee share-based compensation plans.

(b)	Income Per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income attributable to Common Shareholders	$4,858	$1,609	$18,744	$16,286
Less: Accretion charges associated with redeemable common stock	(142)	—	(284)	—

Net income applicable to Common Shareholders	$4,716	$1,609	$18,460	$16,286

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	68,423	67,099	67,841	66,482
Weighted average number of shares issued during the period, net of repurchased shares	57	210	365	487

Weighted average number of shares used in computing basic income per share	68,480	67,309	68,206	66,969
Assumed exercise of stock options and RSUs, net of shares assumed repurchased	1,122	1,807	1,391	1,884

Weighted average number of shares used in computing diluted income per share	69,602	69,116	69,597	68,853

The calculation of diluted earnings per share excludes 4,278,053 and 4,187,476 shares, respectively that are issuable upon exercise of 104,960 and 14,383 RSUs, respectively and stock options of 4,173,093, respectively, for the three and nine months ended September 30, 2014, as the impact of these exercises would be antidilutive.

(c)	Shareholders’ Equity

The following summarizes the movement of Shareholders’ Equity for the nine months ended September 30, 2014:

Balance as at December 31, 2013	$319,585
Net income attributable to Common Shareholders	18,744
Adjustments to capital stock:
Cash received from issuance of common shares	3,671
Issuance of common shares for vested RSUs	2,686
Fair value of stock options exercised at date of grant	1,160
Average carrying value of repurchased and retired common shares	(415)
Adjustments to other equity:
Employee stock options granted	6,730
Non-employee stock options granted	149
Fair value of stock options exercised at date of grant	(1,160)
RSUs granted	4,559
RSUs vested	(3,542)
Excess tax benefits from RSUs	12
Adjustments to accumulated deficit:
Common shares repurchased and retired	(1,954)
Accretion charges associated with redeemable common stock	(284)
Adjustments to accumulated other comprehensive loss:
Unrealized net loss from cash flow hedging instruments	(1,151)
Realization of cash flow hedging net loss upon settlement	752
Other-than-temporary impairment of available-for-sale investment	350
Foreign currency translation adjustments	108
Tax effect of movement in other comprehensive loss	36

Balance as at September 30, 2014	$350,036

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

Transactions among the other segments are not significant.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue(1)
IMAX theater systems
IMAX systems	$10,145	$9,902	$35,901	$43,432
Theater system maintenance	8,516	8,103	25,384	23,844
Joint revenue sharing arrangements	15,238	11,960	45,457	39,672

	33,899	29,965	106,742	106,948

Films
Production and IMAX DMR	18,350	14,547	57,585	54,854
Distribution	2,902	1,878	7,307	6,550
Post-production	2,426	3,122	8,043	7,190

	23,678	19,547	72,935	68,594

Other	3,165	1,995	8,407	7,344

Total	$60,742	$51,507	$188,084	$182,886

Gross margins
IMAX theater systems
IMAX systems(2)	$7,598	$7,205	$23,960	$26,148
Theater system maintenance	3,208	3,218	8,990	9,432
Joint revenue sharing arrangements(2)	9,382	7,153	30,043	26,796

	20,188	17,576	62,993	62,376

Films
Production and IMAX DMR(2)	13,469	8,596	43,177	32,744
Distribution(2)	569	476	1,353	988
Post-production	1,434	912	2,323	794

	15,472	9,984	46,853	34,526

Other	(218)	(108)	(202)	375

Total	$35,442	$27,452	$109,644	$97,277

(1)	The Company’s largest customer represents 15.2% and 16.3% for the three and nine months ended September 30, 2014, respectively (2013 — 16.1% and 14.8%, respectively).
(2)

IMAX systems include marketing and commission costs of $0.3 million and $1.2 million for the three and nine months ended September 30, 2014, respectively (2013 — $0.2 million and $0.9 million, respectively). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $0.9 million and $2.1 million for the three and nine months ended September 30, 2014, respectively (2013 — $0.9 million and $2.0 million, respectively). Production and DMR segment margins include marketing costs of $2.1 million and $5.3 million for the three and nine months ended September 30, 2014, respectively (2013 — $0.8 million and $3.1 million, respectively). Distribution segment margins include marketing costs of $0.3 million and $0.7 million for the three and nine months ended September 30, 2014, respectively (2013 — $0.1 million and $0.2 million, respectively).

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
United States	$23,882	$21,494	$76,094	$84,865
Canada	2,199	2,112	6,831	7,564
Greater China	14,240	11,150	42,596	33,093
Western Europe	8,144	4,969	20,551	14,048
Asia (excluding Greater China)	5,977	5,766	18,673	17,915
Russia and the CIS	2,348	3,067	9,799	14,919
Latin America	2,512	1,162	8,574	5,796
Rest of the World	1,440	1,787	4,966	4,686

Total	$60,742	$51,507	$188,084	$182,886

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

The following table provides disclosure of the pension obligation for the SERP:

	September 30,	December 31,
	2014	2013
Obligation, beginning of period	$18,284	$20,366
Interest cost	198	195
Actuarial gain	—	(2,277)

Obligation, end of period and unfunded status	$18,482	$18,284

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest cost	$66	$49	$198	$147
Amortization of actuarial loss	—	111	—	333

Pension expense	$66	$160	$198	$480

No contributions are expected to be made for the SERP during the remainder of 2014. The Company expects interest costs of $0.1 million to be recognized as a component of net periodic benefit cost during the remainder of 2014.

The accumulated benefit obligation for the SERP was $18.5 million at September 30, 2014 (December 31, 2013 - $18.3 million).

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2014 (three months remaining)	$—
2015	—
2016	—
2017	19,228
2018	—
Thereafter	—

$19,228

(b)	Defined Contribution Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and nine months ended September 30, 2014, the Company contributed and expensed an aggregate of $0.3 million and $1.0 million, respectively (2013 — $0.3 million and $1.0 million, respectively), to its Canadian plan and an aggregate of $0.1 million and $0.3 million, respectively (2013 — less than $0.1 million and $0.2 million, respectively), to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits - Executives

The Company has an unfunded postretirement plan for Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at September 30, 2014 is $0.4 million (December 31, 2013 — $0.4 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and nine months ended September 30, 2014, respectively (2013 — less than $0.1 million and less than $0.1 million, respectively).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2014 (three months remaining)	$20
2015	22
2016	24
2017	29
2018	33
Thereafter	279

$407

(d)	Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees who meet specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. The postretirement benefits obligation as at September 30, 2014 is $2.3 million (December 31, 2013 — $2.3 million). The Company has expensed less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2014, respectively (2013 — less than $0.1 million and $0.1 million, respectively).

In the first quarter of 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company recognized a pre-tax curtailment gain in 2013 of $2.2 million (included in selling, general and administrative expenses) and a reduction in the postretirement liability of $2.6 million.

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2014 (three months remaining)	$7
2015	89
2016	99
2017	110
2018	116
Thereafter	1,922

$2,343

17. Financial Instruments

(a)	Financial Instruments

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

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at September 30, 2014		As at December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$93,705	$93,705	$29,546	$29,546
Net financed sales receivable	$91,549	$90,523	$93,493	$92,043
Net investment in sales-type leases	$12,067	$11,774	$13,617	$13,214
Available-for-sale investment	$700	$700	$1,000	$1,000
Foreign exchange contracts — designated forwards	$(821)	$(821)	$(421)	$(421)

Cash and cash equivalents are comprised of cash and interest-bearing investments with original maturity dates of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value (Level 1 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2014 and December 31, 2013, respectively.

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2014 and December 31, 2013, respectively.

The fair value of the Company’s available-for-sale investment is determined using the present value of expected cash flows based on projected earnings and other information readily available from the business venture (Level 3 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2014 and December 31, 2013, respectively. The discounted cash flow valuation technique is based on significant unobservable inputs of revenue and expense projections, appropriately risk weighted, as the investment is in a start-up entity. The significant unobservable inputs used in the fair value measurement of the Company’s available-for-sale investment are long-term revenue growth and pretax operating margin. A significant increase (decrease) in any of those inputs in isolation would result in a lower or higher fair value measurement.

The fair value of foreign currency derivatives is determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2014 and December 31, 2013, respectively. These identical instruments are traded on a closed exchange.

There were no significant transfers between Level 1 and Level 2 during the nine months ended September 30, 2014 or 2013. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The table below sets forth a summary of changes in the fair value of the Company’s available-for-sale investment measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period:

	Available For Sale Investments
	2014	2013

Beginning balance, January 1,	$1,000	$1,350
Transfers into/out of Level 3	—	—
Total gains or losses (realized/unrealized)
Included in earnings	(650)	—
Change in other comprehensive income	350	(350)
Purchases, issuances, sales and settlements	—	—

Ending balance, September 30,	$700	$1,000

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(650)	$—

There were no transfers in or out of the Company’s level 3 assets during the nine months ended September 30, 2014.

(c)	Financing Receivables

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

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at September 30, 2014			As at December 31, 2013
	Minimum Lease Payments	Financed Sales Receivables	Total	Minimum Lease Payments	Financed Sales Receivables	Total

In good standing	$11,371	$90,319	$101,690	$12,318	$89,017	$101,335
Credit watch	—	325	325	420	3,895	4,315
Pre-approved transactions	342	537	879	288	—	288
Transactions suspended	1,326	861	2,187	1,397	817	2,214

	$13,039	$92,042	$105,081	$14,423	$93,729	$108,152

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at September 30, 2014		As at December 31, 2013
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance

Net investment in leases	$1,668	$(972)	$1,684	$(606)
Net financed sales receivables	861	(493)	817	(236)

	$2,529	$(1,465)	$2,501	$(842)

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

The Company’s aged financing receivables are as follows:

	As at September 30, 2014
	Accrued And Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances

Net investment in leases	$545	$159	$837	$1,541	$11,498	$13,039	$(972)	$12,067
Net financed sales receivables	2,606	1,918	3,817	8,341	83,701	92,042	(493)	91,549

Total	$3,151	$2,077	$4,654	$9,882	$95,199	$105,081	$(1,465)	$103,616

	As at December 31, 2013
	Accrued And Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances

Net investment in leases	$444	$218	$841	$1,503	$12,920	$14,423	$(806)	$13,617
Net financed sales receivables	2,502	1,211	3,018	6,731	86,998	93,729	(236)	93,493

Total	$2,946	$1,429	$3,859	$8,234	$99,918	$108,152	$(1,042)	$107,110

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at September 30, 2014
	Accrued And Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing

Net investment in leases	$82	$105	$196	$383	$2,478	$—	$2,861
Net financed sales receivables	565	663	2,150	3,378	17,157	—	20,535

Total	$647	$768	$2,346	$3,761	$19,635	$—	$23,396

	As at December 31, 2013
	Accrued And Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing

Net investment in leases	$168	$108	$205	$481	$4,865	$(200)	$5,146
Net financed sales receivables	450	469	2,056	2,975	19,282	—	22,257

Total	$618	$577	$2,261	$3,456	$24,147	$(200)	$27,403

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

	For the Three Months Ended September 30, 2014
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	525	—	(493)	525	—

Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—

Total recorded investment in impaired loans:

Net financed sales receivables	$525	$—	$(493)	$525	$—

	For the Three Months Ended September 30, 2013
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	185	220	(66)	161	—

Recorded investment for which there is no related allowance:
Net financed sales receivables	349	43	—	352	—

Total recorded investment in impaired loans:

Net financed sales receivables	$534	$263	$(66)	$513	$—

	For the Nine Months Ended September 30, 2014
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	525	—	(493)	526	—

Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—

Total recorded investment in impaired loans:

Net financed sales receivables	$525	$—	$(493)	$526	$—

	For the Nine Months Ended September 30, 2013
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	185	220	(66)	172	—

Recorded investment for which there is no related allowance:
Net financed sales receivables	349	43	—	363	22

Total recorded investment in impaired loans:

Net financed sales receivables	$534	$263	$(66)	$535	$22

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables is as follows:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:

Beginning balance	$965	$493	$806	$236
Charge-offs	(20)	—	(20)	—
Recoveries	(74)	—	(74)	—
Provision	101	—	260	257

Ending balance	$972	$493	$972	$493

Ending balance: individually evaluated for impairment	$972	$493	$972	$493

Financing receivables:

Ending balance: individually evaluated for impairment	$13,039	$92,042	$13,039	$92,042

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:

Beginning balance	$1,230	$66	$1,130	$66
Provision	200	—	300	—

Ending balance	$1,430	$66	$1,430	$66

Ending balance: individually evaluated for impairment	$1,430	$66	$1,430	$66

Financing receivables:

Ending balance: individually evaluated for impairment	$14,280	$86,807	$14,280	$86,807

(d)	Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates. A majority portion of the Company’s revenues is denominated in U.S. dollars while a substantial portion of its costs and expenses is denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In China and Japan the Company has ongoing operating expenses related to its operations in Chinese Renminbi and Japanese yen, respectively. Net cash flows are converted to and from U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Chinese Renminbi, Japanese yen, Canadian dollars and Euros which are converted to U.S. dollars through the spot market. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at September 30, 2014 (the “Foreign Currency Hedges”), with settlement dates throughout 2015. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The Company currently does not hold any derivatives which are not designated as hedging instruments and therefore no gain or loss pertaining to an ineffective portion has been recognized.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value foreign exchange contracts as at:

	September 30,	December 31,
	2014	2013
Derivatives designated as hedging instruments:
Foreign exchange contracts – Forwards	$29,493	$23,555

Fair value of derivatives in foreign exchange contracts as at:

		September 30,	December 31,
	Balance Sheet Location	2014	2013
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Accrued and other liabilities	$(821)	$(421)

Derivatives in Foreign Currency Hedging relationships are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Foreign exchange contracts - Forwards	Derivative (Loss) Gain Recognized in OCI (Effective Portion)	$(1,278)	$535	$(1,151)	$(265)

		$(1,278)	$535	$(1,151)	$(265)

	Location of Derivative Loss Reclassified from AOCI into Income	Three Months Ended September 30,		Nine Months Ended September 30,
	(Effective Portion)	2014	2013	2014	2013
Foreign exchange contracts - Forwards	Selling, general and administrative expenses	$(248)	$(179)	$(752)	$(131)

		$(248)	$(179)	$(752)	$(131)

(e)	Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 or FASB ASC 320, as appropriate. As at September 30, 2014, the equity method of accounting is being utilized for investments with a total carrying value of $3.4 million (December 31, 2013 — $0.4 million). In 2013, the Company contributed $1.4 million, net of its share of costs, to a new business venture in the early-stage of start-up. In the first quarter of 2014, this new business venture was operational. For the three months ended September 30, 2014, gross revenues, cost of revenue and net loss for these investments were $0.8 million, $0.2 million and $1.5 million, respectively (2013 — $1.2 million, $3.1 million and $3.3 million, respectively). For the nine months ended September 30, 2014, gross revenues, cost of revenue and net loss for these investments were $3.1 million, $1.9 million and $2.5 million, respectively (2013 — $5.4 million, $10.0 million and $9.8 million, respectively). The difference between the Company’s investment balance and the amount of underlying equity in net assets owned by the Company amounts to $0.3 million and relates to goodwill. The Company has determined it is not the primary beneficiary of these VIEs, and therefore these entities have not been consolidated. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under the FASB ASC 320 and is recorded at its fair value of $0.7 million at September 30, 2014 (December 31, 2013 — $1.0 million). In the nine months ended September 30, 2014, the Company recognized an other-than-temporary impairment of $0.7 million, for its investment, of which $0.4 million was recognized out of other comprehensive income and $0.3 million as a direct impairment in the condensed consolidated statement of operations. This investment is classified as an available-for-sale investment. The Company has invested $2.5 million in the preferred shares of an enterprise which meet the criteria for classification as an equity security under FASB ASC 325 (December 31, 2013 – investment of $2.5 million and $0.5 million pertaining to warrants). The total carrying value of investments in new business ventures at September 30, 2014 is $6.6 million (December 31, 2013 — $5.8 million) and is recorded in Other Assets.

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

The following summarizes the movement of the non-controlling interest in the Company’s subsidiary for the nine months ended September 30, 2014:

Balance as at December 31, 2013	$—
Issuance of subsidiary shares to a non-controlling interest	40,000
Share issuance costs from the issuance of subsidiary shares to a non-controlling interest	(2,843)
Net income attributable to non-controlling interest	1,041
Other comprehensive loss, net of tax	25
Accretion charges associated with redeemable common stock	284

Balance as at September 30, 2014	$38,507

(b)	Other Non-Controlling Interest

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

Balance as at December 31, 2013	$—
Issuance of subsidiary shares to a non-controlling interest	524
Share issuance costs from the issuance of subsidiary shares to a non-controlling interest	(713)
Net loss attributable to non-controlling interest	(131)

Balance as at September 30, 2014	$(320)

19. Discontinued Operations

(a)	Nyack Theater

On January 30, 2014, the Company’s lease with respect to its owned and operated Nyack IMAX Theater ended and the Company decided not to renew the respective lease. The transactions of the Company’s owned and operated Nyack theater are reflected as a discontinued operation.

(b)	Operating Results for Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Services revenue	$—	$235	$35	$1,018

Services cost of sales applicable to revenues (1)	—	(429)	537	(1,422)
Tax recovery (expense)	—	66	(217)	137

Net (loss) income from discontinued operations	$—	$(128)	$355	$(267)

(1)	Upon the expiration of the lease, lease inducements contingent upon the completion of the full term of the lease were recognized as a reduction in rent expense of $0.8 million (2013 - $nil).

20. Prior Periods’ Figures

Certain of the prior periods’ figures have been reclassified to conform to the current period’s presentation.

IMAX CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.” IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as such, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. There were 880 IMAX theater systems (751 commercial multiplexes, 19 commercial destinations, 110 institutional) operating in 60 countries as of September 30, 2014. This compares to 785 theater systems (653 commercial multiplexes, 19 commercial destinations, 113 institutional) operating in 55 countries as of September 30, 2013.

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

The Company is undertaking new lines of business, particularly in the area of in-home theater entertainment. In 2013, the Company announced two new initiatives in the area of in-home entertainment, including a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater system, and an investment in PRIMA Cinema Inc. (“Prima”), a developer of a proprietary system that transmits current theatrical releases for secure home viewing. The Company and TCL expect to launch the new home theater system, which will incorporate components of IMAX’s projection and sound technology adapted for a broader home environment as well as PRIMA technology, in China and other select global markets in 2015. In April 2014, the Company, TCL and Wasu Digital TV media group (“WASU”) announced a joint-venture partnership whereby WASU will license and distribute IMAX-enhanced Hollywood and Chinese current theatrical and other content to the new home theater system. The Company also recently began marketing and selling the IMAX Private Theatre, a cinema-grade, ultra-premium home theater system, and has signed agreements for 8 of such theaters to date.

Important factors that the Company’s Chief Executive Officer (“CEO”) Richard L. Gelfond uses in assessing the Company’s business and prospects include:

•	the signing, installation and financial performance of theater system arrangements (particularly its joint revenue sharing arrangements);

•	film performance and the securing of new film projects (particularly IMAX DMR films);

•	revenue and gross margins from the Company’s operating segments;

•	operating leverage;

•	earnings from operations as adjusted for unusual items that the Company views as non-recurring;

•	short- and long-term cash flow projections;

•	the continuing ability to invest in and improve the Company’s technology to enhance its differentiation of presentation versus other cinematic experiences;

•	the overall execution, reliability and consumer acceptance of The IMAX Experience; and

•	the success of new business initiatives.

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

IMAX Theater Systems: IMAX Systems (Sales and Sales-type Leases), Joint Revenue Sharing Arrangements and Theater System Maintenance

One of the Company’s principal businesses is the design, manufacture and delivery of premium theater systems (“IMAX theater systems”). The theater system equipment components (including the projection system, sound system, screen system and, if applicable, 3D glasses cleaning machine), theater design support, supervision of installation, projectionist training and the use of the IMAX brand are all elements of what the Company considers the system deliverable. IMAX theater systems are based on proprietary and patented technology developed over the course of the Company’s 47-year history. The Company provides IMAX theater systems to customers through sales, long-term leases or under joint revenue sharing arrangements. The Company’s customers who purchase, lease or otherwise acquire the IMAX theater systems through joint revenue sharing arrangements are theater exhibitors that operate commercial theaters (particularly multiplexes), museums, science centers, or destination entertainment sites. The Company generally does not own IMAX theaters, but licenses the use of its trademarks along with the sale, lease or contribution of the IMAX theater system.

IMAX Systems

Sales and Sales-Type Lease Arrangements

The Company provides IMAX theater systems to customers on a sales or long-term lease basis, typically with an initial 10-year term. These agreements typically require the payment of initial fees and ongoing fees (which can include a fixed minimum amount per annum and contingent fees in excess of the minimum payments), as well as maintenance and extended warranty fees. The initial fees vary depending on the system configuration and location of the theater. Initial fees are paid to the Company in installments between the time of system signing and the time of system installation, which is when the total of these fees, in addition to the present value of future annual minimum payments, are recognized as revenue. Ongoing fees are paid over the term of the contract, commencing after the theater system has been installed, and are equal to the greater of a fixed minimum amount per annum or a percentage of box-office receipts. Contingent payments in excess of fixed minimum ongoing payments are recognized as revenue when reported by theater operators, provided collectibility is reasonably assured. Typically, ongoing fees are indexed to a local consumer price index. Finance income is derived over the term of a financed sale or sales-type lease arrangement as the unearned income on that financed sale or sales-type lease is earned.

Under the Company’s sales agreements, title to the theater system equipment components passes to the customer. In certain instances, however, the Company retains title or a security interest in the equipment until the customer has made all payments required under the agreement. Under the terms of a sales-type lease agreement, title to the theater system equipment components remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer.

The revenue earned from customers under the Company’s theater system sales or lease agreements varies from quarter to quarter and year to year based on a number of factors, including the number and mix of theater system configurations sold or leased, the timing of installation of the theater systems, the nature of the arrangement and other factors specific to individual contracts.

Joint Revenue Sharing Arrangements

The Company also provides IMAX theater systems to customers under joint revenue sharing arrangements. The Company has two basic types of joint revenue sharing arrangements: traditional and hybrid.

Under a traditional joint revenue sharing arrangement, the Company provides the IMAX theater system in return for a portion of the customer’s IMAX box-office receipts and, in some cases, concession revenues, rather than requiring the customer to pay a fixed upfront payment or annual minimum payments. Payments, which are based on box-office receipts, are required throughout the term of the arrangement and are due either monthly or quarterly. Certain maintenance and extended warranty services are provided to the customer for a separate fixed annual fee. The Company retains title to the theater system equipment components, and the equipment is returned to the Company at the conclusion of the arrangement.

Under a hybrid joint revenue sharing arrangement, by contrast, the customer is responsible for making upfront payments prior to the delivery and installation of the IMAX theater system in an amount that is typically half of what the Company would receive from a straight sale transaction. As with a traditional joint revenue sharing arrangement, the customer also pays the Company a portion of the customer’s IMAX box-office receipts over the term of the arrangement, although the percentage of box-office receipts owing to the Company is typically half that of a traditional joint revenue sharing arrangement. The Company generally retains title to the theater system equipment components, and the equipment is returned to the Company at the conclusion of the arrangement. In limited instances, however, title to the theater system equipment components passes to the customer.

Under the significant majority of joint revenue sharing arrangements (both traditional and hybrid), the initial non-cancellable term of IMAX theater systems is 10 years or longer, and is renewable by the customer for one to two additional terms of between three to five years. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are non-cancellable by the customer unless the Company fails to perform its obligations.

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network, which has grown by approximately 330% since the beginning of 2008. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box-office. The Company funds its joint revenue sharing arrangements through cash flows from operations and the Company’s credit facility. As at

September 30, 2014, the Company had 422 theaters in operation under joint revenue sharing arrangements, a 20.2% increase as compared to the 351 joint revenue sharing arrangements open as at September 30, 2013. The Company also had contracts in backlog for an additional 248 theaters under joint revenue sharing arrangements as at September 30, 2014.

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

Theater System Maintenance

For all IMAX theaters, theater owners or operators are also responsible for paying the Company an annual maintenance and extended warranty fee. Under these arrangements, the Company provides proactive and emergency maintenance services to every theater in its network to ensure that each presentation is up to the highest IMAX quality standard. Annual maintenance fees are paid throughout the duration of the term of the theater agreements and are typically indexed to a local consumer price index.

Other Theater Revenues

The Company derives a small portion of its revenues from other sources. As at September 30, 2014, the Company had three owned and operated IMAX theaters (December 31, 2013 – four owned and operated theaters). On January 30, 2014, the Company discontinued the operations of one of these owned and operated theaters in Nyack, New York. In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to two theaters. The Company also rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers. Additionally, the Company generates revenues from the sale of after-market parts and 3D glasses.

Revenue from theater system arrangements is recognized at a different time from when cash is collected. See “Critical Accounting Policies” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) for further discussion on the Company’s revenue recognition policies.

IMAX Theater Network

The following table outlines the breakdown of the theater network by type and geographic location as at September 30:

	2014 Theater Network Base				2013 Theater Network Base
	Commercial	Commercial			Commercial	Commercial
	Multiplex	Destination	Institutional	Total	Multiplex	Destination	Institutional	Total
United States	325	6	50	381	306	6	54	366
Canada	35	2	8	45	33	2	7	42
Greater China(1)	176	—	22	198	131	—	21	152
Asia (excluding Greater China)	66	3	6	75	57	3	7	67
Western Europe	52	7	11	70	44	7	11	62
Russia & the CIS	42	—	—	42	39	—	—	39
Latin America(2)	29	—	11	40	20	—	11	31
Rest of the World	26	1	2	29	23	1	2	26

Total	751	19	110	880	653	19	113	785

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

The Company currently believes that over time its commercial multiplex theater network could grow to approximately 1,700 IMAX theaters worldwide from 751 commercial multiplex IMAX theaters operating as of September 30, 2014. While the Company continues to grow in the United States and Canada, it believes that the majority of its future growth will come from international markets. As at September 30, 2014, 51.6% of all IMAX systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 48.0% as at September 30, 2013. Risks associated with the Company’s international business are outlined in Risk Factors – “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2013 Form 10-K.

Greater China continues to be the Company’s second-largest and fastest-growing market. As at September 30, 2014, the Company had 198 theaters operating in Greater China with an additional 247 theaters (which includes one upgrade) in backlog that are scheduled to be installed in Greater China by 2021. The Company’s backlog in Greater China represents 56.3% of the Company’s overall current backlog. The Company continues to invest in joint revenue sharing arrangements with select partners to ensure ongoing revenue in this key market. In 2013, the Company and Wanda Cinema Line Corporation (“Wanda”) announced amendments of the parties’ original 2011 joint revenue sharing arrangement for an additional 120 IMAX theaters to be located throughout China. The most recent expansion brings Wanda’s total commitment to 210 IMAX theater systems, of which 195 are under the parties’ joint revenue sharing arrangement. The Company believes that the China market presents opportunities for additional growth with favorable market trends, including government initiatives to foster cinema screen growth, to support the film industry and to increase the number of Hollywood films distributed in China, including a 2012 agreement with the U.S. to permit 14 additional IMAX or 3D format films to be distributed in China each year and to permit distributors to receive higher distribution fees. The Company cautions, however, that its expansion in China faces a number of challenges. See Item 1A Risk Factors in Part II – “The Company faces risks in connection with the continued expansion of its business in China”.

On April 8, 2014, the Company announced the investment (the “IMAX China Investment”) in its Greater China business by CMC Capital Partners (“CMC”), an investment fund that is focused on media and entertainment, and FountainVest Partners (“FountainVest”), a China-focused private equity firm. The IMAX China Investment provides for the sale and issuance of 20% of the shares of IMAX China Holding, Inc. (“IMAX China”) to entities owned and controlled by CMC and FountainVest, with the intent of further strengthening the Company’s competitive position in China.

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

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at September 30:

	2014			2013
	IMAX Commercial Multiplex Theater Network			IMAX Commercial Multiplex Theater Network
	JRSA	Sale / Sales- type lease	Total	JRSA	Sale / Sales- type lease	Total

Domestic Total (United States & Canada)	248	112	360	223	116	339

International:
Greater China	105	71	176	73	58	131
Asia (excluding Greater China)	34	32	66	28	29	57
Western Europe	31	21	52	27	17	44
Russia & the CIS	—	42	42	—	39	39
Latin America	—	29	29	—	20	20
Rest of the World	4	22	26	—	23	23

International Total	174	217	391	128	186	314

Worldwide Total	422	329	751	351	302	653

As at September 30, 2014, 248 (2013 — 223) of the 422 (2013 — 351) theaters under joint revenue sharing arrangements in operation, or 58.8% (2013 — 63.5%) were located in the United States and Canada, with the remaining 174 (2013 — 128) or 41.2% of arrangements being located in international markets. The Company continues to seek to expand its network of theaters under joint revenue sharing arrangements, particularly in select international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	September 30, 2014			September 30, 2013
	Number of Systems		Dollar Value (in thousands)	Number of Systems		Dollar Value (in thousands)
Sales and sale-type lease arrangements	191		$244,216	162		$195,567
Joint revenue sharing arrangements	248		51,151	194		50,499

	439	(1)(2)	$295,367	356	(1)(3)	$246,066

(1)

Includes 69 laser theater system configurations (2013 – 18), including upgrades. The Company is in the process of developing its laser projection system. See “Research and Development” in Item 2 of this Part I for additional information.

(2)	Includes 26 upgrades to a digital theater system in existing IMAX theater locations (3 xenon and 23 laser, of which 4 are under joint revenue sharing arrangements).
(3)	Includes 23 upgrades to a digital theater system in existing IMAX theater locations (5 xenon and 18 laser, of which 3 are under joint revenue sharing arrangements).

The number of theater systems in the backlog reflects the minimum number of commitments under signed contracts. The dollar value fluctuates depending on the number of new theater system arrangements signed from quarter to quarter, which adds to backlog, and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated theater. Sales backlog includes initial fees along with the estimated present value of contractual ongoing fees due over the lease term; however, it excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that may be received in the future.

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

From time to time, in the normal course of its business, the Company will have customers who are unable to proceed with a theater system installation for a variety of reasons, including the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the agreement with the customer is terminated or amended. If the agreement is terminated, once the Company and the customer are released from all their future obligations under the agreement, all or a portion of the initial rents or fees that the customer previously made to the Company are recognized as revenue.

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at September 30:

	2014				2013
	JRSA	Sale / Lease	Total		JRSA	Sale /Lease	Total

Domestic Total (United States & Canada)	34	29	63		36	25	61

International:
Greater China	186	61	247		132	43	175
Asia (excluding Greater China)	16	23	39		13	24	37
Western Europe	9	9	18		9	5	14
Russia & the CIS	—	28	28		—	19	19
Latin America	—	28	28		—	39	39
Rest of the World	3	13	16		4	7	11

International Total	214	162	376		158	137	295

Worldwide Total	248	191	439	(1)(2)	194	162	356	(1)(3)

(1)

Includes 69 laser theater system configurations (2013 – 18), including upgrades. The Company is in the process of developing its laser projection system. See “Research and Development” in Item 2 of this Part I for additional information.

(2)	Includes 26 upgrades to a digital theater system in existing IMAX theater locations (3 xenon and 23 laser, of which 4 are under joint revenue sharing arrangements).
(3)	Includes 23 upgrades to a digital theater system in existing IMAX theater locations (5 xenon and 18 laser, of which 3 are under joint revenue sharing arrangements).

Approximately 86% of IMAX theater system arrangements in backlog as at September 30, 2014 are scheduled to be installed in international markets.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014		2013		2014		2013
Theater System Signings:
Full new sales and sale-type lease arrangements	22		6	(3)	71	(4)	38	(4)
New joint revenue sharing arrangements	14		82		20		92

Total new theaters	36		88		91		130
Upgrades of IMAX theater systems	6	(1)(2)	11	(1)(2)	11	(5)(6)	28	(5)(6)

Total theater signings	42		99		102		158

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013		2014		2013
Theater System Installations:
Full new sales and sale-type lease arrangements	6	6	(7)	20		23	(7)
New joint revenue sharing arrangements	14	13		38		35

Total new theaters	20	19		58		58
Upgrades of IMAX theater systems	—	9	(2)	6	(2)	17	(6)

Total theater installations	20	28		64		75

(1)	Includes one signing for the installation of a laser-based digital systems in an existing theater location (2013 – six signings).
(2)	Includes one signing of an upgrade to a xenon-based digital system under a short-term operating lease arrangement (2013 – 4 signings, 3 installations).
(3)	Includes one signing which replaced a theater under an existing arrangement in backlog.
(4)	Includes three signings which replaced theaters under an existing arrangement in backlog (2013 – three signings).
(5)	Includes three signings for the installation of laser-based digital systems in existing theater locations (2013 – 13 signings).
(6)	Includes two signings and two installations of upgrades to xenon-based digital systems under short-term operating lease arrangements (2013 - 9 signings, 5 installations).
(7)	Includes one full xenon-based digital system under a short-term operating lease arrangement.

The Company estimates that it will install a similar number of new theater systems (excluding digital upgrades) in 2014 as the Company installed in 2013. The Company’s installation estimates includes scheduled systems from backlog, as well as the Company’s estimate of installations from arrangements that will sign and install in the same calendar year. The Company cautions, however, that theater system installations may slip from period to period over the course of the Company’s business, usually for reasons beyond its control.

Films: Digital Re-Mastering (IMAX DMR) and other film revenue

Digital Re-Mastering (IMAX DMR)

In 2002, the Company developed a proprietary technology to digitally re-master Hollywood films into IMAX digital cinema package format or 15/70-format film for exhibition in IMAX theaters at a modest cost that is incurred by the Company. This system, known as IMAX DMR, digitally enhances the image resolution of motion picture films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. This technology enabled the IMAX theater network to release Hollywood films simultaneously with their broader domestic release. The development of this technology was critical in helping the Company execute its strategy of expanding its commercial theater network by establishing IMAX theaters as a key, premium distribution platform for Hollywood films. In a typical IMAX DMR film arrangement, the Company receives a percentage, which ranges between 10-15%, of net box-office receipts of any commercial films released in the IMAX network from the applicable film studio for the conversion of the film to the IMAX DMR format and for access to the Company’s premium distribution platform.

IMAX films benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting selected scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by shooting the film in a larger aspect ratio and early release windows exclusively in IMAX. Several recent films have featured select sequences shot with IMAX cameras including Transformers Age of Extinction: An IMAX 3D Experience, released June in 2014, Star Trek Into Darkness: An IMAX 3D Experience, released in May 2013 and The Hunger Games: Catching Fire: The IMAX Experience in November 2013 as well as The Dark Knight Rises: The IMAX Experience in July 2012, which featured over an hour of footage shot with IMAX cameras. In addition, Interstellar, Christopher Nolan’s newest film, set to be released in November 2014, has several extensive sequences filmed with IMAX cameras. Several other recent movies, including Oblivion: The IMAX Experience in 2013 and Skyfall: The IMAX Experience in 2012 have featured footage that take advantage of the larger projected IMAX aspect ratio.

The original soundtrack of a film to be released to the IMAX network is re-mastered for the IMAX five or six-channel digital sound systems in connection with the IMAX DMR release. Unlike the soundtracks played in conventional theaters, IMAX re-mastered soundtracks are uncompressed and full fidelity. IMAX sound systems use proprietary loudspeaker systems and proprietary surround sound configurations that ensure every theater seat is in a good listening position.

The Company believes that the growth in international box-office is an important driver of future growth for the Company. During the nine months ended September 30, 2014, 61.6% of the Company’s gross box-office from IMAX DMR films was generated in international markets, as compared to 55.7% in the nine months ended September 30, 2013. To support growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets. During 2013, the Company released nine local language IMAX DMR films, including five in China and one in each of Japan, Russia, France, and India. Thus far in 2014, the Company has released three local language IMAX DMR films in China. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX network in 2014 and beyond.

In addition to the 27 IMAX DMR films released to the IMAX theater network during the first nine months of 2014, 7 additional IMAX DMR films have been announced so far to be released in the remaining three months of 2014:

•	Bang Bang: The IMAX Experience (Fox Star Studios, October 2014, India only);

•	Dracula Untold: The IMAX Experience (Universal Studios, October 2014);

•	John Wick: The IMAX Experience (Summit Entertainment, October 2014);

•	Fury: The IMAX Experience (Sony Pictures Entertainment, October 2014, select international markets);

•	Interstellar: The IMAX Experience (Paramount Pictures and Warner Bros. Pictures, November 2014);

•	The Hobbit: The Battle of the Five Armies: An IMAX 3D Experience (Warner Bros. Pictures, December 2014); and

•	Gone with the Bullets: An IMAX 3D Experience (Dongwang Yibudaowei Films Co., December 2014, China only).

In addition, in conjunction with Warner Bros. Pictures (“WB”), the Company released an IMAX original production, Island of Lemurs: Madagascar, on April 4, 2014.

To date, the Company has announced the following 8 titles to be released to the IMAX theater network in 2015:

•	Seventh Son: An IMAX 3D Experience (Universal Studios, February 2015);

•	Fast & Furious 7: The IMAX Experience (Universal Studios, April 2015);

•	The Avengers: Age of Ultron: An IMAX 3D Experience (Walt Disney Studios, May 2015);

•	Tomorrowland: The IMAX Experience (Walt Disney Studios, May 2015);

•	Jurassic World: An IMAX 3D Experience (Universal Studios, June 2015);

•	Everest: An IMAX 3D Experience (Universal Studios, September 2015);

•	Crimson Peak: The IMAX Experience (Universal Studios, October 2015); and

•	Star Wars: Episode VII: An IMAX 3D Experience (Walt Disney Studios, December 2015).

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate, and anticipates that a similar number of IMAX DMR films will be released to the IMAX network in 2015 to the 34 slated for release in 2014 and the 38 films that were released to the IMAX network in 2013.

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

The Company anticipates that the Film Fund will finance a number of Company-produced films going forward. Previously, films produced by the Company were typically financed through third parties, whereby the Company generally received a film production fee and a distribution fee in exchange for producing and distributing the film. The ownership rights to such films were held by the film sponsors, the film investors and/or the Company. The Company utilizes third-party funding for the majority of original films it produces and distributes. In 2012, the Company, along with WB and MacGillivray Freeman Films, Inc. (“MFF”), released an original title, To the Artic 3D. In 2011, the Company, along with WB, released Born to be Wild 3D. In January 2013, the Company announced an agreement with MFF to jointly finance, market and distribute up to four films (with an option for four additional films) produced by MFF to be released exclusively to IMAX theaters. The agreement will ensure IMAX’s institutional theater partners access to a steady flow of the highest-quality, large-format documentaries over the years to come. One of the four films produced under the MFF agreement, Journey to the South Pacific had a limited release in November 2013 and a broader release in early 2014.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company prepares its consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to selling prices associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; write-downs for inventory obsolescence; ultimate revenues for film assets; impairment provisions for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post retirement assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in Item 7 of the Company’s 2013 Form 10-K.

Impact of Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contract with Customers (Topic 606)” (“ASU 2014-09”). The purpose of the amendment is to clarify the principles for recognizing revenue and developing common revenue standards between US GAAP and IFRS, through the application of a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. Under this amended standard, the Company will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. For public entities, the amendments are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2014-09 on its consolidated financial statements.

Other than ASU No. 2014-09, the adoption of new accounting policies and recently issued FASB accounting standard codification updates were not material to the Company’s condensed consolidated financial statements for the period ended September 30, 2014.

Discontinued Operations

On January 30, 2014, the Company’s lease with respect to its owned and operated Nyack IMAX theater ended and the Company decided not to renew the lease. In the three and nine months ended September 30, 2014, revenues for the Nyack IMAX theater were $nil and less than $0.1 million, respectively (2013 — $0.2 million and $1.0 million, respectively) and the Company recognized income of $nil and $0.4 million, net of a tax expense of $nil and $0.2 million, respectively, in 2014 (2013 — loss of $0.1 million and loss of $0.3 million, net of tax recovery of $0.1 million and $0.1 million, respectively) from the operation of the theater. The transactions are reflected as a discontinued operation. See note 19(b) to the interim condensed consolidated financial statements in Item 1 for more information.

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

The Company’s Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations has been organized by the Company into two primary reporting groups – IMAX Theater Systems and Film. Each of the Company’s reportable segments, as identified above, has been classified into one of these broader reporting groups for purposes of MD&A discussion. The Company believes that this approach is consistent with management’s view of the business and is not expected to have an impact on the readers’ ability to understand the Company’s business. Management feels that a discussion and analysis based on its reporting groups is significantly more relevant as the Company’s consolidated statements of operations captions combine results from several segments.

Three Months Ended September 30, 2014 Versus Three Months Ended September 30, 2013

The Company reported net income attributable to common shareholders of $4.9 million or $0.07 per basic and diluted share for the third quarter of 2014, as compared to $1.6 million or $0.02 per basic and diluted share for the third quarter of 2013. Net income attributable to common shareholders for the third quarter of 2014 includes a $3.4 million charge, or $0.04 per diluted share (after-tax), for stock-based compensation (2013 - $2.8 million or $0.04 per diluted share (after-tax)). Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding stock-based compensation expense and the related tax impact, was $7.8 million, or $0.11 per diluted share, in the third quarter of 2014, as compared to adjusted net income attributable to common shareholders of $4.4 million, or $0.06 per diluted share, for the third quarter of 2013. A reconciliation of net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

	September 30, 2014			September 30, 2013
	Net Income	Diluted EPS		Net Income	Diluted EPS
Reported net income attributable to common shareholders	$4,858	$0.07	(1)	$1,609	$0.02
Adjustments:
Stock-based compensation	3,425	0.05		2,838	0.04
Tax impact of items listed above	(464)	(0.01)		(85)	—

Adjusted net income attributable to common shareholders	$7,819	$0.11	(1)	$4,362	$0.06

Weighted average diluted shares outstanding		69,602			69,116

(1)	Includes impact of $0.1 million of accretion charges associated with redeemable common stock.

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
(In thousands of US dollars)	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
IMAX Theater Systems
IMAX Systems
Sales and sales-type leases(1)	$6,644	$6,419	$4,246	$3,928
Ongoing rent, fees, and finance income(2)	3,501	3,483	3,352	3,277
Other	3,165	1,995	(218)	(108)

	13,310	11,897	7,380	7,097

Theater System Maintenance	8,516	8,103	3,208	3,218

Joint Revenue Sharing Arrangements	15,238	11,960	9,382	7,153

Film
Production and IMAX DMR	18,350	14,547	13,469	8,596
Film distribution and post-production	5,328	5,000	2,003	1,388

	23,678	19,547	15,472	9,984

	$60,742	$51,507	$35,442	$27,452

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the third quarter of 2014 increased by 17.9% to $60.7 million from $51.5 million in the same period last year, primarily due to an increase in revenues from the IMAX systems, joint revenue sharing arrangements and film segments. The gross margin across all segments in the third quarter of 2014 was $35.4 million, or 58.3% of total revenue, compared to $27.5 million, or 53.3% of total revenue in the third quarter of 2013.

IMAX Systems

IMAX systems revenue increased 11.9% to $13.3 million in the third quarter of 2014, as compared to $11.9 million in the third quarter of 2013.

Revenue from sales and sales-type leases increased 3.5% to $6.6 million in the third quarter of 2014 from $6.4 million in the third quarter of 2013. The Company recognized revenue on 6 full, new theater systems which qualified as either sales or sales-type leases in the third quarter of 2014, with a total value of $6.4 million, as compared to 5 full, new theater systems in the third quarter of 2013, with a total value of $6.1 million. The Company anticipates that its installations will vary from quarter to quarter given that a large portion of its theater systems in backlog are slated to be installed in newly built theaters or multiplexes. The installation of theater systems in newly built theaters or multiplexes depends primarily on the timing of the construction of those projects, which is not under the Company’s control. The Company did not recognize any revenue from xenon-based digital upgrades and there were no used system recognitions in the three months ended September 30, 2014 and 2013, respectively.

Average revenue per full, new sales and sales-type lease systems was $1.1 million for the three months ended September 30, 2014, as compared to $1.2 million for the three months ended September 30, 2013. The average revenue per full, new sales and sales-type lease systems varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors.

The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangements (see discussion below) installations by theater system configuration for the third quarter of 2014 and 2013 is outlined in the table below:

	Three Months Ended September 30,
	2014	2013
New IMAX xenon-based digital theater systems - installed and recognized
Sales and sales-types lease arrangements	6	5
Short-term operating lease arrangement	—	1	(1)
Joint revenue sharing arrangements	14	13

Total new theater systems	20	19

IMAX xenon-based digital theater system upgrades - installed and recognized
Short-term operating lease arrangements	—	6	(1)
Joint revenue sharing arrangement	—	2	(1)

Total upgraded theater systems	—	8

IMAX xenon-based digital theater system upgrades - installed and deferred	—	1	(1)

Total theater systems installed	20	28

(1)	Includes a xenon-based digital system configuration, which will be upgraded to a laser-based digital system configuration at a future date.

IMAX theater systems gross margin from full, new sales and sale-type leases was 61.2% in the third quarter of 2014 versus 63.8% in the third quarter of 2013. There were no xenon-based digital upgrades or used systems installed during the third quarter of 2014 and 2013, respectively.

Ongoing rent revenue and finance income was $3.5 million in the third quarter of 2014, and 2013, respectively. Gross margin for ongoing rent and finance income was relatively consistent at $3.4 million and $3.3 million in the third quarter of 2014 and 2013, respectively. Contingent fees included in this caption amounted to $0.7 million and $0.9 million in the three months ended September 30, 2014 and 2013, respectively.

Other revenue increased to $3.2 million in the third quarter of 2014 compared to $2.0 million in the same period in 2013. Other revenue primarily includes revenue generated from the Company’s theater operations, camera rental business and after-market sales of projection system parts and 3D glasses.

The gross margin on other revenue was a loss of $0.2 million in the third quarter of 2014 as compared to a loss of $0.1 million in the third quarter of 2013.

Theater System Maintenance

Theater system maintenance revenue increased 5.1% to $8.5 million during the third quarter of 2014 as compared to $8.1 million in the third quarter of 2013. Theater system maintenance gross margin was consistent at $3.2 million in the third quarter of 2014 and 2013, respectively. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network and the timing and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenues from joint revenue sharing arrangements increased 27.4% to $15.2 million in the third quarter of 2014 compared to $12.0 million in the third quarter of 2013. The Company ended the third quarter of 2014 with 422 theaters operating under joint revenue sharing arrangements, as compared to 351 theaters at the end of the third quarter of 2013. The increase in revenues from joint revenue sharing arrangements was primarily due to an increase in the number of theaters in operation and stronger film performance as compared to the prior year comparative period. During the quarter, the Company installed 14 full, new theaters under joint revenue sharing arrangements, as compared to 13 theaters in the prior year comparative period.

The gross margin from joint revenue sharing arrangements in the third quarter of 2014 increased 31.2% to $9.4 million, as compared to $7.2 million in the third quarter of 2013. Included in the calculation of the third quarter gross margin were certain advertising, marketing and commission costs primarily associated with new theater launches of $0.9 million incurred in the third quarter of 2014 and 2013, respectively. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses, was $10.3 million in the third quarter of 2014, as compared to $8.0 million in the third quarter of 2013, respectively. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

	Three Months Ended September 30,
(In thousands of U.S. Dollars)	2014	2013
Gross margin from joint revenue sharing arrangements	$9,382	$7,153
Add:
Advertising, marketing and commission costs	875	890

Adjusted gross margin from joint revenue sharing arrangements	$10,257	$8,043

Film

Revenue from the Company’s film segments increased 21.1% to $23.7 million in the third quarter of 2014 from $19.5 million in the third quarter of 2013 across the film production and DMR, distribution and post-production operations. Gross box-office generated by IMAX DMR films increased 27.5% to $169.0 million for the third quarter of 2014 from $132.5 million for the third quarter of 2013. Film production and IMAX DMR revenues increased 26.1% to $18.4 million in the third quarter of 2014 from $14.5 million in the third quarter of 2013. The increase in film production and IMAX DMR revenues was primarily due to an increase in the IMAX theater network and a stronger film slate in the third quarter of 2014 versus the prior year comparative period. Gross box-office per screen for the three months ended September 30, 2014 averaged $227,900 in comparison to $207,500 in the comparable period last year. In the third quarter of 2014, gross box-office was generated primarily by the exhibition of 15 films (listed below), as compared to 17 films primarily exhibited during the third quarter of 2013:

Three Months Ended September 30, 2014 — Films Exhibited	Three Months Ended September 30, 2013 — Films Exhibited
Godzilla: An IMAX 3D Experience	Jurassic Park: An IMAX 3D Experience
Maleficent: An IMAX 3D Experience	Star Trek Into Darkness: An IMAX 3D Experience
Edge of Tomorrow: An IMAX 3D Experience	Fast & Furious 6: The IMAX Experience
How to Train Your Dragon 2: An IMAX 3D Experience	After Earth: The IMAX Experience
Transformers: Age of Extinction: An IMAX 3D Experience	Man of Steel: An IMAX 3D Experience
Hercules: An IMAX 3D Experience	World War Z: An IMAX 3D Experience
Lucy: The IMAX Experience	Despicable Me 2: An IMAX 3D Experience

The White Haired Witch of Lunar Kingdom: An IMAX 3D Experience

Guardians of the Galaxy: An IMAX 3D Experience

Teenage Mutant Ninja Turtles: An IMAX 3D Experience

The Expendables 3: The IMAX Experience

Forrest Gump: The IMAX Experience

The Maze Runner: The IMAX Experience

The Equalizer: The IMAX Experience

Breakup Buddies: The IMAX Experience

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

Riddick: An IMAX 3D Experience

The Wizard of Oz: An IMAX 3D Experience

Young Detective Dee: Rise of the Sea Dragon: An IMAX 3D Experience

Metallica Through the Never: An IMAX 3D Experience

Other revenues attributable to the film segment increased to $5.3 million in the third quarter of 2014 from $5.0 million in the third quarter of 2013. The three months ended September 30, 2014 include the performance of an IMAX original production, Island of Lemurs: Madagascar, whereas no original films were released in the prior year comparative period.

The Company’s gross margin from its film segments in the third quarter of 2014 increased to $15.5 million from $10.0 million in the third quarter of 2013. Film production and IMAX DMR gross margin increased to $13.5 million in the third quarter of 2014 from $8.6 million in the third quarter of 2013, primarily due to continued network growth and stronger film performance. Other gross margin attributable to the film segment for the third quarter of 2014 was $2.0 million as compared to $1.4 million in the prior year comparative period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $23.5 million in the third quarter of 2014 as compared to the $19.8 million experienced in the third quarter of 2013. The following reflects the significant items impacting selling, general and administrative expenses in the third quarter of 2014 as compared to the prior year period:

•

a $1.9 million increase due to a change in foreign exchange rates. During the third quarter ended September 30, 2014, the Company recorded a foreign exchange loss of $1.1 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities as compared to a gain of $0.8 million recorded in the prior year comparative period;

•	a $0.8 million increase in staff costs, including salaries and benefits;

•	a $0.6 million increase in the Company’s stock-based compensation; and

•	a $0.4 million net increase in other expenses, including professional fees, brand marketing and other general corporate expenditures.

Research and Development

Research and development expenses were $4.6 million in the third quarter of 2014, as compared to $4.0 million in the third quarter of 2013. The expenditures in the period are primarily attributable to the continued development of the Company’s new laser-based digital projection system. The Company is developing its next-generation laser projector, which is expected to provide greater brightness and clarity, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. As of September 30, 2014, the Company had 69 laser-based digital theater systems in its backlog.

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

Receivable Provisions, Net of Recoveries

The Company recorded receivable provisions, net of recoveries, of less than $0.1 million for accounts receivable and financing receivables in the third quarter of 2014, compared to $0.2 million being recorded in the prior year comparative period.

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

Interest Income and Expense

Interest income was $0.1 million in the third quarter of 2014, as compared to less than less than $0.1 million in the third quarter of 2013.

Interest expense was consistent at $0.3 million in the third quarter of 2014 and 2013, respectively. Included in interest expense is the amortization of deferred finance costs of $0.1 million in the third quarter of 2014 and 2013, respectively. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

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

The Company released $0.6 million of its valuation allowance in the quarter after assessing its ability to utilize New York state loss carryforwards in conjunction with recent corporate state tax reform in the state and the Company’s assessment of future profitability in the state. As at September 30, 2014, the Company had a gross deferred income tax asset of $25.1 million, against which the Company is carrying a $4.2 million valuation allowance. For the three months ended September 30, 2014, the Company recorded an income tax provision of $1.2 million, of which a provision of $0.1 million was related to an increase in its provisions for uncertain tax positions.

The Company anticipates utilizing the majority of its currently-available tax attributes over the next year. Tax attributes covered by the majority of the existing valuation allowances originated through equity and therefore a related release of the valuation allowance would be recorded against other equity.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 “Investments – Equity Method and Joint Ventures” (“ASC 323”). At September 30, 2014, the equity method of accounting is being utilized for investments with a total carrying value of $3.4 million (December 31, 2013 - $0.4 million). In 2013, the Company contributed $1.4 million, net of its share of costs, to a new business venture in the early-stage of start-up. In the first quarter of 2014, this new business venture was operational. For the three months ended September 30, 2014, gross revenues, cost of revenue and net loss for these investments were $0.8 million, $0.2 million and $1.5 million, respectively (2013 — $1.2 million, $3.1 million and $3.3 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.3 million for the third quarter of 2014, compared to $0.3 million in the prior year comparative period.

Discontinued Operations

On January 30, 2014, the Company’s lease with respect to its owned and operated Nyack IMAX theater ended and the Company decided not to renew the lease. In 2014, revenues for the Nyack IMAX theater were $nil (2013 — $0.2 million) and the Company recognized income of $nil (2013 — loss of $0.1 million, net of tax recovery of $0.1 million) from the operation of the theater. The transactions of the Company’s owned and operated Nyack theater are reflected as discontinued operations.

Non-Controlling Interests

Beginning in the second quarter of 2014, the Company’s condensed consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the net proceeds are classified as redeemable non-controlling interest in temporary equity. In addition, in the second quarter of 2014, the Company recognized the impact of a non-controlling interest in its subsidiary created for the Film Fund activity. For the three months ended September 30, 2014, the net income attributable to non-controlling interests of the Company’s subsidiaries was $0.4 million.

Nine Months Ended September 30, 2014 Versus Nine Months Ended September 30, 2013

The Company reported net income attributable to common shareholders of $18.7 million or $0.27 per basic and diluted share for the nine months ended September 30, 2014, as compared to $16.3 million or $0.24 per basic and diluted share for the nine months ended September 30, 2013. Net income attributable to common shareholders for the nine months ended September 30, 2014 includes a $11.3 million charge, or $0.13 per diluted share (after-tax), for stock-based compensation (2013 – $8.8 million or $0.12 per diluted share (after-tax)). Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding stock-based compensation expense and the related tax expense, was $28.3 million, or $0.40 per diluted share, in the nine months ended September 30, 2014, as compared to adjusted net income attributable to common shareholders of $24.9 million, or $0.36 per diluted share, for the nine months ended September 30, 2013. A reconciliation of net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

	Ended September 30, 2014			Ended September 30, 2013
	Net Income	Diluted EPS		Net Income	Diluted EPS
Reported net income attributable to common shareholders	$18,744	$0.27	(1)	$16,286	$0.24
Adjustments:
Stock-based compensation	11,328	0.16		8,772	0.12
Tax expense of items listed above	(1,807)	(0.03)		(159)	—

Adjusted net income attributable to common shareholders	$28,265	$0.40	(1)	$24,899	$0.36

Weighted average diluted shares outstanding		69,597			68,853

(1)	Includes impact of $0.3 million of accretion charges associated with redeemable common stock.

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
(In thousands of US dollars)	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
IMAX Theater Systems
IMAX Systems
Sales and sales-type leases(1)	$25,629	$33,321	$14,161	$16,390
Ongoing rent, fees, and finance income(2)	10,272	10,111	9,799	9,758
Other	8,407	7,344	(202)	375

	44,308	50,776	23,758	26,523

Theater System Maintenance	25,384	23,844	8,990	9,432

Joint Revenue Sharing Arrangements	45,457	39,672	30,043	26,796

Film
Production and IMAX DMR	57,585	54,854	43,177	32,744
Film distribution and post-production	15,350	13,740	3,676	1,782

	72,935	68,594	46,853	34,526

	$188,084	$182,886	$109,644	$97,277

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the nine months ended September 30, 2014 increased by 2.8% to $188.1 million from $182.9 million in the same period last year, primarily due to an increase in revenues from the Company’s joint revenue sharing arrangements and film segments, partially offset by a decrease in revenues from the Company’s IMAX systems segment. The gross margin across all segments in the nine months ended September 30, 2014 was $109.6 million, or 58.3% of total revenue, compared to $97.3 million, or 53.2% of total revenue, in the nine months ended September 30, 2013.

IMAX Systems

IMAX systems revenue decreased 12.7% to $44.3 million in the nine months ended September 30, 2014, as compared to $50.8 million in the nine months ended September 30, 2013, resulting primarily from the installation in 2014 of fewer systems under sales or sales-type lease arrangements versus the prior-year period and the revenue recognition in 2013 of a number of previously installed digital upgrade theater systems which had been deferred from a prior period.

Revenue from sales and sales-type leases decreased 23.1% to $25.6 million in the nine months ended September 30, 2014 from $33.3 million in the nine months ended September 30, 2013. The Company recognized revenue on 20 full, new theater systems which qualified as either sales or sales-type leases in the nine months ended September 30, 2014, with a total value of $23.1 million, versus 22 full, new theater systems in the nine months ended September 30, 2013, with a total value of $25.8 million. The Company anticipates that its installations will vary from quarter to quarter given that a large portion of its theater systems in backlog are slated to be installed in newly-built theaters or multiplexes. The installation of theater systems in newly-built theaters or multiplexes depends primarily on the timing of the construction of those projects, which is not under the Company’s control. Additionally, the Company recognized revenue on the installation of two xenon-based digital upgrades in the nine months ended September 30, 2014, with a total value of $1.7 million, as compared to 3 xenon-based digital upgrades in the nine months ended September 30, 2013, with a total value of $2.1 million. Digital upgrades typically have lower sales prices and gross margin than full theater system installations. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers. There were no used system recognitions in the nine months ended September 30, 2014 and 2013.

In the first nine months of 2013, the Company recognized revenue under a digital upgrade arrangement for 13 theater systems (10 sales and 3 operating leases) which were previously installed, but for which revenue recognition was deferred. The arrangement contained provisions providing the customer with standard digital upgrades, which were installed, and a number of as-of-yet undeveloped upgrades. The Company’s policy is to defer revenue recognition until the upgrade right expires, if applicable, or a digital upgrade is delivered. In the nine months ended September 30, 2013, the upgrade right in the agreement expired such that contract consideration became fixed. Therefore, the Company recognized revenue and gross margin of $3.1 million and a loss of $0.3 million, respectively, from these 10 theater systems which qualify as sales. Revenue earned from the 3 theater systems, which qualify as operating leases, are included in the Company’s ongoing rent revenue and finance income discussion below.

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

Average revenue per full, new sales and sales-type lease systems was comparable at $1.2 million for the nine months ended September 30, 2014 and 2013, respectively. Average revenue per digital upgrade was $0.8 million for the nine months ended September 30, 2014, as compared to $0.7 million during the nine months ended September 30, 2013, respectively. The average revenue per full, new sales and sales-type lease systems varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors.

The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangements (see discussion below) installations by theater system configuration for the nine months ended September 30, 2014 and 2013 is outlined in the table below:

	Nine Months Ended September 30,
	2014		2013
New IMAX xenon-based digital theater systems - installed and recognized
Sales and sales-types lease arrangements	20		22
Short-term operating lease arrangement	—		1	(1)
Joint revenue sharing arrangements	38		35

Total new theater systems	58		58

IMAX xenon-based digital theater system upgrades - installed and recognized
Sales and sales-types lease arrangements	2		3
Short-term operating lease arrangements	2	(1)	11	(1)
Joint revenue sharing arrangements	2		2	(1)

Total upgraded theater systems	6		16

IMAX xenon-based digital theater system upgrades - installed and deferred	—		1	(1)

Total theater systems installed	64		75

(1)	Reflects xenon-based digital system configurations, which will be upgraded to a laser-based digital system configuration at a future date.

Settlement revenue was $nil and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively.

IMAX theater systems gross margin from full, new sales and sale-type leases was 61.3% in the nine months ended September 30, 2014, which was consistent with the 61.3% experienced in the nine months ended September 30, 2013. Gross margin experienced from digital upgrades was consistent at $0.9 million in the nine months ended September 30, 2014 and 2013, respectively.

In the first nine months of 2014, the Company donated, and recognized the associated costs, of a full, new xenon-based digital theater system to the University of Southern California’s School of Cinematic Arts. The theater, which is the first teaching lab of its kind in a collegiate setting, will give students the opportunity to learn about the latest innovations in filmmaking, set design, sound and post-production.

Ongoing rent revenue and finance income increased to $10.3 million in the nine months ended September 30, 2014 compared to $10.1 million in the nine months ended September 30, 2013. Gross margin for ongoing rent and finance income was $9.8 million in the nine months ended September 30, 2014 and 2013, respectively. Contingent fees included in this caption amounted to $2.0 million and $2.5 million in the nine months ended September 30, 2014 and 2013, respectively.

Other revenue increased to $8.4 million in the nine months ended September 30, 2014, compared to $7.3 million in the same period in 2013. Other revenue primarily includes revenue generated from the Company’s theater operations, camera rental business and after-market sales of projection system parts and 3D glasses.

The gross margin on other revenue was a loss of $0.2 million in the nine months ended September 30, 2014 as compared to a margin of $0.4 million in the nine months ended September 30, 2013.

Theater System Maintenance

Theater system maintenance revenue increased 6.5% to $25.4 million during the nine months ended September 30, 2014, as compared to $23.8 million during the nine months ended September 30, 2013. Theater system maintenance gross margin was $9.0 million in the nine months ended September 30, 2014, as compared to $9.4 million in the nine months ended September 30, 2013. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network and the timing and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenues from joint revenue sharing arrangements increased 14.6% to $45.5 million in the nine months ended September 30, 2014, as compared to $39.7 million in the nine months ended September 30, 2013. The Company ended the nine month period with 422 theaters operating under joint revenue sharing arrangements, as compared to 351 theaters at the end of the nine months ended September 30, 2013. The increase in revenues from joint revenue sharing arrangements was primarily due to an increase in the number of theaters in operation as compared to the prior year comparative period. During the nine months ended September 30, 2014, the Company installed 38 full, new theaters under joint revenue sharing arrangements, as compared to 35 new theaters in the prior year comparative period.

The gross margin from joint revenue sharing arrangements in the nine months ended September 30, 2014 increased 12.1% to $30.0 million from $26.8 million in the nine months ended September 30, 2013. Included in the calculation of gross margin in the first nine months of 2014 were certain advertising, marketing and commission costs primarily associated with new theater launches of $2.1 million, as compared to $2.0 million incurred in the prior year comparative period. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses, was $32.1 million in the nine months ended September 30, 2014, compared to $28.8 million in the year ago period. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

	Nine Months Ended September 30,
(In thousands of U.S. Dollars)	2014	2013
Gross margin from joint revenue sharing arrangements	$30,043	$26,796
Add:
Advertising, marketing and commission costs	2,106	2,033

Adjusted gross margin from joint revenue sharing arrangements	$32,149	$28,829

Film

Revenue from the Company’s film segments increased to $72.9 million in the nine months ended September 30, 2014 from $68.6 million in the nine months ended September 30, 2013, across the film production and DMR, distribution and post-production operations. Gross box-office generated by IMAX DMR films increased to $523.5 million for the nine months ended September 30, 2014 from $481.9 million for the nine months ended September 30, 2013, an 8.6% increase year-over-year. Film production and IMAX DMR revenues increased to $57.6 million in the nine months ended September 30, 2014 as compared to $54.9 million in the nine months ended September 30, 2013. Gross box-office per screen for the nine months ended September 30, 2014 averaged $727,800, in comparison to $777,200 in the comparable period last year. In 2014, gross box-office was generated primarily by the exhibition of 36 films to IMAX theaters (listed below), as compared to 33 films primarily exhibited during the nine months ended September 30, 2013:

Nine Months Ended September 30, 2014 – Films Exhibited	Nine Months Ended September 30, 2013 – Films Exhibited

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

Dragon Ball Z: Battle of the Gods: An IMAX 3D Experience

Divergent: The IMAX Experience

Noah: The IMAX Experience

Captain America: The Winter Soldier: An IMAX 3D Experience

Transcendence: The IMAX Experience

The Amazing Spider-Man 2: An IMAX 3D Experience

Godzilla: An IMAX 3D Experience

Coming Home: The IMAX Experience

Maleficent: An IMAX 3D Experience

Edge of Tomorrow: An IMAX 3D Experience

How to Train Your Dragon 2: An IMAX 3D Experience

Transformers: Age of Extinction: An IMAX 3D Experience

Hercules: An IMAX 3D Experience

Lucy: The IMAX Experience

The White Haired Witch of Lunar Kingdom: An IMAX 3D Experience

Guardians of the Galaxy: An IMAX 3D Experience

Teenage Mutant Ninja Turtles: An IMAX 3D Experience

The Expendables 3: The IMAX Experience

Forrest Gump: The IMAX Experience

The Maze Runner: The IMAX Experience

The Equalizer: The IMAX Experience

Breakup Buddies: The IMAX Experience

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

Riddick: An IMAX 3D Experience

The Wizard of Oz: An IMAX 3D Experience

Young Detective Dee: Rise of the Sea Dragon: An IMAX 3D Experience

Metallica Through the Never: An IMAX 3D Experience

Other revenues attributable to the film segment increased 11.7% to $15.4 million in the nine months ended September 30, 2014 from $13.7 million in the nine months ended September 30, 2013. The nine months ended September 30, 2014 includes the broad release of two IMAX original productions, Journey to the South Pacific and Island of Lemurs: Madagascar, whereas no original films were released in the prior year comparative period.

The Company’s gross margin from its film segments increased 35.7% in the nine months ended September 30, 2014 to $46.9 million from $34.5 million in the nine months ended September 30, 2013. Film production and IMAX DMR gross margin increased to $43.2 million from $32.7 million in the nine months ended September 30, 2013, primarily due to film performance and lower DMR production and print costs. Other gross margin attributable to the film segment was $3.7 million in the nine months ended September 30, 2014 as compared to $1.8 million in the nine months ended September 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $68.3 million in the nine months ended September 30, 2014 as compared to $61.5 million experienced in the prior year comparative period. The following reflects the significant items impacting selling, general and administrative expenses as compared to the prior year period:

•	a $2.2 million increase in staff costs, including salaries and benefits;

•	a $2.6 million increase in the Company’s stock-based compensation;

•

a $0.9 million increase due to a change in foreign exchange rates. During the nine months ended September 30, 2014, the Company recorded a foreign exchange loss of $1.0 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities as compared to a loss of less than $0.1 million recorded in the prior year comparative period; and

•	a $1.1 million net increase in other expenses, including brand marketing and other general corporate expenditures.

Gain on Curtailment of Postretirement Benefit Plan

In the nine months ended September 30, 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company recognized a pre-tax curtailment gain of $2.2 million.

Research and Development

Research and development expenses increased to $11.5 million in the nine months ended September 30, 2014 compared to $11.3 million in the nine months ended September 30, 2013. These expenses are primarily attributable to the continued development of the Company’s new laser-based digital projection system. The Company is developing its next-generation laser projector, which is expected to provide greater brightness and clarity, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. As of September 30, 2014, the Company had 69 laser-based digital theater systems in its backlog.

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

Receivable Provisions, Net of Recoveries

The Company recorded receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.6 million in the nine months ended September 30, 2014 as compared to $0.3 million for the nine months ended September 30, 2013.

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

Asset impairments and Other Charges

In the nine months ended September 30, 2014, the Company recognized a $0.7 million other-than-temporary impairment of its available-for-sale investment as the value is not expected to recover its cost. No such charge was recognized in 2013.

In the nine months ended September 30, 2014, the Company recorded a charge of $0.5 million reflecting assets that no longer meet capitalization requirements. No such charges were recorded in 2013.

Interest Income and Expense

Interest income was $0.2 million in the nine months ended September 30, 2014 and less than $0.1 million in the prior year comparative period.

Interest expense was $0.8 million in the nine months ended September 30, 2014, which decreased from the $1.0 million experienced in the nine months ended September 30, 2013. Included in interest expense is the amortization of deferred finance costs in the amount of $0.4 million in the nine months ended September 30, 2014, as compared to $0.3 million in the prior year comparative period. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

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

The Company released $0.6 million of its valuation allowance in the nine months ended September 30, 2014, after assessing its ability to utilize New York state loss carryforwards in conjunction with recent corporate state tax reform in the state and the Company’s assessment of future profitability in the state. As at September 30, 2014, the Company had a gross deferred income tax asset of $25.1 million, against which the Company is carrying a $4.2 million valuation allowance. For the nine months ended September 30, 2014, the Company recorded an income tax provision of $6.7 million, of which a provision of $0.3 million was related to an increase in its provisions for uncertain tax positions.

The Company anticipates utilizing the majority of its currently-available tax attributes over the next year. Tax attributes covered by the majority of the existing valuation allowances originated through equity and therefore a related release of the valuation allowance would be recorded against other equity.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. At September 30, 2014, the equity method of accounting is being utilized for investments with a total carrying value of $3.4 million (December 31, 2013 - $0.4 million). In 2013, the Company contributed $1.4 million, net of its share of costs, to a new business venture in the early-stage of start-up. In the first quarter of 2014, this new business venture was operational. For the nine months ended September 30, 2014, gross revenues, cost of revenue and net loss for these investments were $3.1 million, $1.9 million and $2.5 million, respectively (2013 — $5.4 million, $10.0 million and $9.8 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.7 million for the nine months ended September 30, 2014, as compared to $1.0 million for the nine months ended September 30, 2013.

Discontinued Operations

On January 30, 2014, the Company’s lease with respect to its owned and operated Nyack IMAX theater ended and the Company decided not to renew the lease. In 2014, revenues for the Nyack IMAX theater were less than $0.1 million (2013 — $1.0 million) and the Company recognized income of $0.4 million, net of a tax expense of $0.2 million (2013 — loss of $0.3 million, net of tax recovery of $0.1 million) from the operation of the theater. Upon the expiration of the lease, lease inducements contingent upon the completion of the full term of the lease were recognized as a reduction in rent expense of $0.8 million. The transactions of the Company’s owned and operated Nyack theater are reflected as discontinued operations.

Non-Controlling Interests

Beginning in the second quarter of 2014, the Company’s condensed consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the net proceeds are classified as redeemable non-controlling interest in temporary equity. In addition, in the second quarter of 2014, the Company recognized the impact of a non-controlling interest in its subsidiary created for the Film Fund activity. For the nine months ended September 30, 2014, the net income attributable to non-controlling interests of the Company’s subsidiaries was $0.9 million.

LIQUIDITY AND CAPITAL RESOURCES

On February 7, 2013, the Company amended and restated the terms of its existing senior secured credit facility (the “Prior Credit Facility”). The amended and restated facility (the “Credit Facility”), with a scheduled maturity of February 7, 2018, has a maximum borrowing capacity of $200.0 million. The Prior Credit Facility had a maximum borrowing capacity of $110.0 million. Certain of the Company’s subsidiaries serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility. The Credit Facility is collateralized by a first priority security interest in substantially all of the present and future assets of the Company and the Guarantors. In 2014, the Company amended the terms of the Credit Facility (“Amendment No.1”) to obtain consents from the lenders named therein to allow it to enter into certain corporate transactions, including the sale of a 20.0% interest in IMAX China Holding, Inc.

Total amounts drawn and available under the Credit Facility at September 30, 2014 were $nil and $200.0 million, respectively (December 31, 2013 — $nil and $200.0 million, respectively).

Under the Credit Facility, the effective interest rate for the three and nine months ended September 30, 2014 for the revolving loan portion was nil and nil, respectively, as no amounts were outstanding during the period (2013 – 1.95% and 2.26%, respectively).

The Credit Facility provides that the Company will be required to maintain a Fixed Charge Coverage Ratio (as defined in the credit agreement) of not less than 1.1:1. The Company will also be required to maintain minimum EBITDA (as defined in the credit agreement) of $90.0 million on December 31, 2014, which requirement increases to $100.0 million on December 31, 2015. The Company must also maintain a Maximum Total Leverage Ratio (as defined in the credit agreement) of 2.00:1 on December 31, 2014, which requirement decreases to 1.75:1 on December 31, 2015. The ratio of total debt to EBITDA was nil:1 as at September 30, 2014, where Total Debt (as defined in the credit agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $nil. EBITDA is calculated as follows:

EBITDA per Credit Facility:	For the 3 months ended September 30, 2014	For the 12 months ended September 30, 2014(1)
(In thousands of U.S. Dollars)
Net income	$5,297	$47,484
Add (subtract):
Loss from equity accounted investments	297	2,480
Provision for income taxes	1,188	16,790
Interest expense, net of interest income	120	936
Depreciation and amortization, including film asset amortization	7,861	31,553
Write-downs net of recoveries including asset impairments and receivable provisions	174	2,810
Stock and other non-cash compensation	3,519	14,946
EBITDA attributable to non-controlling interests(2)	(887)	(1,776)

	$17,569	$115,223

(1)	Ratio of total debt calculated using twelve months ended EBITDA
(2)	The EBITDA calculation specified for purposes of the minimum EBITDA covenant excludes the reduction in EBITDA from the Company’s non-controlling interests

Letters of Credit and Other Commitments

As at September 30, 2014, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2013 — $nil), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at September 30, 2014, the Company had letters of credit and advance payment guarantees outstanding of $0.3 million under the Bank of Montreal Facility (December 31, 2013 — $0.3 million).

On October 6, 2014, IMAX PV Development Inc., a Delaware corporation (“Borrower”) and direct wholly-owned subsidiary of IMAX U.S.A. Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company, entered into a construction loan agreement with Wells Fargo Bank, National Association (“Wells Fargo”). The construction loan will be used to fund up to $25.7 million (the “Playa Vista Loan”) of the costs of development and construction of the previously announced new West Coast headquarters of the Company, to be located in a new office facility in the Playa Vista neighborhood of Los Angeles, California (the “Playa Vista Project”).

The total cost of development of the Playa Vista Project is expected to be approximately $50.0 million, with all costs in excess of the Playa Vista Loan being provided through funding by the Company.

The Playa Vista Loan is secured by a deed of trust from Borrower in favor of Wells Fargo, granting a first lien on and security interest in the Playa Vista property and the Playa Vista Project, including all improvements to be constructed thereon, and other documents evidencing and securing the loan (the “Loan Documents”). The Loan Documents include absolute and unconditional payment and completion guarantees provided by the Company to Wells Fargo for the performance by Borrower of all the terms and provisions of the Playa Vista Loan and the construction and completion of the Playa Vista Project, and an environmental indemnity also provided by the Company.

Unless converted from a construction to permanent loan as described below, the Playa Vista Loan will be fully due and payable on April 6, 2016 (the “Maturity Date”).

Absent a default, the Playa Vista Loan will bear interest at a variable interest rate per annum equal to 2.25% above the 30-day LIBOR rate. The interest rate is subject to adjustment monthly based on the latest 30-day LIBOR rate. Prior to the Maturity Date, Borrower will be required to make monthly payments of interest only. The Playa Vista Loan may be prepaid at any time without premium, but with all accrued interest and other applicable payments.

The Loan Documents require the completion of construction no later than 90 days prior to the Maturity Date, subject to delays for certain unforeseeable events. The Loan Documents contain affirmative, negative and financial covenants (including compliance with the financial covenants of the Company’s outstanding revolving and term senior secured facility with Wells Fargo), agreements, representations, warranties, borrowing conditions, and events of default customary for development projects such as the Playa Vista Project.

Borrower has the right to convert the Playa Vista Loan from a construction to a permanent loan with a term of 120 months (from the date of conversion), subject to the satisfaction of conditions to conversion including prior notice, the absence of a default under the Loan Documents, completion of the Playa Vista Project and the issuance of a certificate of occupancy or its legal equivalent. If Borrower converts the Playa Vista Loan to a permanent loan, Borrower will have the right, subject to certain conditions, to increase the principal balance of the loan up to but not in excess of $30.0 million. Upon conversion, the interest rate under the permanent loan will decrease from 2.25% to 2.0% above the 30-day LIBOR rate and Borrower will be required to make monthly payments of combined principal and interest sufficient to fully amortize the loan based on a 15-year straight line amortization.

Cash and Cash Equivalents

As at September 30, 2014, the Company’s principal sources of liquidity included cash and cash equivalents of $93.7 million, the Credit Facility, anticipated collection from trade accounts receivable of $59.7 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next

12 months of $20.4 million and payments expected in the next 12 months on existing backlog deals. As at September 30, 2014, the Company did not draw down on its Credit Facility (remaining availability of $200.0 million). There were $nil letters of credit and advance payment guarantees outstanding under the Credit Facility and $0.3 million under the Bank of Montreal Facility.

During the nine months ended September 30, 2014, the Company’s operations provided cash of $71.9 million. The Company used cash of $42.6 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements, to purchase other intangible assets, and to purchase property, plant, and equipment. Based on management’s current operating plan for 2014, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements, to fund DMR agreements with studios and to invest in the construction of the Playa Vista Project. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of 38 theater systems under joint revenue sharing arrangements during the nine months ended September 30, 2014.

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

On June 16, 2014, the Company’s Board of Directors approved a new $150.0 million share repurchase program for shares of the Company’s common stock. Purchases under the program commenced during the third quarter of 2014. The share repurchase program expires June 30, 2017. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares, and the share repurchase program may be suspended or discontinued by the Company at any time.

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

Cash provided by operating activities amounted to $71.9 million for the nine months ended September 30, 2014. Changes in other non-cash operating assets as compared to December 31, 2013 include: a decrease of $3.3 million in financing receivables; a decrease of $12.9 million in accounts receivable; an increase of $11.7 million in inventories; an increase of $1.8 million in prepaid expenses;

and a decrease of $7.6 million in other assets which includes a $0.8 million increase in commission and other deferred selling expenses, a $11.0 million decrease in insurance recoveries receivable and a $2.6 million increase in other assets. Changes in other operating liabilities as compared to December 31, 2013 include: an increase in deferred revenue of $23.8 million related to backlog payments received in the current period, offset slightly by amounts relieved from deferred revenue related to theater system installations; a decrease in accounts payable of $2.8 million; and a decrease of $13.0 million in accrued liabilities.

Investing Activities

Net cash used in investing activities amounted to $45.1 million in the nine months ended September 30, 2014, which includes purchases of $24.7 million in property, plant and equipment, an investment in joint revenue sharing equipment of $15.9 million, an investment in new business ventures of $2.5 million and an increase in other intangible assets of $2.0 million. Included in the Company’s purchase of property, plant and equipment for the nine months ended September 30, 2014 is $17.9 million for the purchase of land for and the commencement of the construction of the Playa Vista Project.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2014 amounted to $37.4 million as compared to cash used in financing activities of $1.5 million for nine months ended September 30, 2013. In the second quarter of 2014, the Company issued common shares net of related issuance costs of $37.2 million related to the IMAX China Investment by CMC and FountainVest, which represents a non-controlling interest in the Company’s subsidiary. During the nine months ended September 30, the Company also received $3.7 million from the issuance of common shares resulting from stock option exercises offset by $2.4 million paid for the repurchase of common shares under the Company’s share repurchase program.

Capital Expenditures

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, other intangible assets and investments in film assets, were $51.0 million for the nine months ended September 30, 2014 as compared to $41.1 million for the nine months ended September 30, 2013. The Company anticipates a higher level of capital expenditures in 2014 primarily as a result of the Playa Vista Project. As discussed above, a significant portion of the Playa Vista Project is expected to be financed through a construction loan and related office facility, which will offset the cash outlay associated with the project.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations, as at September 30, 2014, are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligations	2014	2015	2016	2017	2018	Thereafter
Pension obligations (1)	$19,228	$—	$—	$—	$19,228	$—	$—
Operating lease obligations	12,555	1,836	4,242	2,218	1,620	1,596	1,043
Purchase obligations (2)	35,794	28,558	7,233	3	—	—	—
Postretirement benefits obligations	2,750	27	111	123	139	149	2,201

	$70,327	$30,421	$11,586	$2,344	$20,987	$1,745	$3,244

(1)

The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2016), although Mr. Gelfond has not informed the Company that he intends to retire at that time.

(2)	Includes the Company’s budgeted investment for the construction of the Playa Vista Project.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan (the “SERP”) covering Messrs. Gelfond and Wechsler. As at September 30, 2014, the Company had an unfunded and accrued projected benefit obligation of approximately $18.5 million (December 31, 2013 — $18.3 million) in respect of the SERP.

Effective January 1, 2014, the term of Mr. Gelfond’s current employment agreement was extended through December 31, 2016, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating his entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at September 30, 2014, the Company had an unfunded benefit obligation of $2.3 million (December 31, 2013 — $2.3 million). In the first quarter of 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company’s postretirement liability was reduced by $2.6 million, resulting in a pre-tax curtailment gain in the first quarter of 2013 of $2.2 million.

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at September 30, 2014, the Company had an unfunded benefit obligation of $0.4 million (December 31, 2013 — $0.4 million).

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

For the three and nine months ended September 30, 2014, the Company recorded a foreign exchange loss of $1.1 million and loss of $1.0 million, respectively, as compared to a foreign exchange gain of $0.8 million and loss of less than $0.1 million for the three and nine months ended September 30, 2013, respectively, associated with the translation of foreign currency denominated monetary assets and liabilities and unhedged foreign exchange contracts.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2015. In addition, at September 30, 2014, the Company held foreign currency forward contracts to manage foreign currency risk on future anticipated Canadian dollar expenditures that were not considered Foreign Currency Hedges by the Company. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. All foreign currency forward contracts held by the Company as at September 30, 2014, are designated and qualify as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statement of operations. The notional value of foreign currency hedging instruments was $29.5 million as at September 30, 2014 (December 31, 2013 — $23.6 million). A loss of $1.3 million and loss of $1.2 million was recorded to Other Comprehensive Income with respect to the depreciation/appreciation in the value of these contracts in the three and nine months ended September 30, 2014, respectively (2013 — gain of $0.5 million and loss of $0.3 million, respectively). A loss of $0.2 million and loss of $0.8 million for the three and nine months ended September 30, 2014, respectively (2013 — loss of $0.2 million and loss of $0.1 million, respectively) was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At September 30, 2014, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros was $22.9 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2014, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $2.3 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at September 30, 2014, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at September 30, 2014, the Company had not drawn down on its Credit Facility (December 31, 2013 — $nil).

Since the Company did not hold any variable rate debt instruments as at September 30, 2014, it did not have any exposure with respect to variable rate debt comes from changes in LIBOR.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at September 30, 2014 and has concluded that, as at the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s common stock repurchase program activity for the three months ended September 30, 2014 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program (a)
July 1 through July 31, 2014	—	$—	—	$150,000,000
August 1 through August 31, 2014	—	$—	—	$150,000,000
September 1 through September 30, 2014	85,405	$27.71	85,405	$147,633,428

Total	85,405	$27.71	85,405

(a)

On June 16, 2014, the Company’s Board of Directors approved a new $150 million share repurchase program for shares of the Company’s common stock, which expires June 30, 2017. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares, and the share repurchase program may be suspended or discontinued by the Company at any time.

The total number of shares purchased during the three months ended September 30, 2014 does not include any shares received in the administration of employee share-based compensation plans.

Item 6. Exhibits

Exhibit No.	Description

10.12	Employment Agreement, dated January 1, 2014, between IMAX Corporation and Richard L. Gelfond

10.29	Fourth Amending Agreement, dated May 15, 2014, between IMAX Corporation and Joseph Sparacio.

10.45	Construction Loan Agreement, dated October 6, 2014, between IMAX PV Development Inc., Wells Fargo Bank, National Association, and the financial institutions referred to therein.

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated October 23, 2014, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated October 23, 2014, by Joseph Sparacio.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated October 23, 2014, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated October 23, 2014, by Joseph Sparacio.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION

Date: October 23, 2014	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: October 23, 2014	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)