Form 10-K
period 2014-12-31
IMAX CORP
filed 2015-02-19
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on June 30, 2014 was $1,651.6 million.

As of January 31, 2015, there were 68,988,050 common shares of the registrant outstanding.

Document Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed within 120 days of the close of IMAX Corporation’s fiscal year ended December 31, 2014, with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and the annual meeting of the stockholders of the registrant (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K to the extent described therein.

IMAX CORPORATION

December 31, 2014

IMAX CORPORATION

EXCHANGE RATE DATA

Unless otherwise indicated, all dollar amounts in this document are expressed in United States (“U.S.”) dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Bank of Canada (the “Noon Buying Rate”). Such rates quoted are the number of U.S. dollars per one Canadian dollar and are the inverse of rates quoted by the Bank of Canada for Canadian dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 2014 was U.S. $0.8620.

	Years Ended December 31,
	2014	2013	2012	2011	2010
Exchange rate at end of period	0.8620	0.9402	1.0051	0.9833	1.0054
Average exchange rate during period	0.9022	0.9713	1.0006	1.0151	0.9709
High exchange rate during period	0.9422	1.0164	1.0299	1.0583	1.0054
Low exchange rate during period	0.8589	0.9348	0.9599	0.9430	0.9278

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this annual report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its wholly-owned subsidiaries (the “Company”) and expectations regarding the Company’s future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, the signing of theater system agreements; conditions, changes and developments in the commercial exhibition industry; the performance of IMAX DMR films; the potential impact of increased competition in the markets within which the Company operates; competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; risks related to the Company’s growth and operations in China; the Company’s largest customer accounting for a significant portion of the Company’s revenue and backlog; risks related to new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to the Company’s inability to protect the Company’s intellectual property; risks related to the Company’s implementation of a new enterprise resource planning system; general economic, market or business conditions; the failure to convert theater system backlog into revenue; changes in laws or regulations; risks related to the Company’s dependence on a sole supplier for its analog film; risks related to cyber-security; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, DMR®, IMAX nXos®, IMAX think big®, think big® and IMAX Is Believing®, are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

PART I

Item 1.	Business

GENERAL

IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and as such, IMAX’s theater network is among the most important and successful theatrical distribution platforms for major event films around the world.

The Company’s principal businesses are:

•	the design and manufacture of premium theater systems (“IMAX theater systems”) and the sale, lease or contribution of those systems to customers under theater system arrangements; and

•	the Digital Re-Mastering of films into the IMAX format and the exhibition of those films in the IMAX theater network.

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

The Company believes the IMAX theater network is the most extensive premium theater network in the world with 934 theater systems (828 commercial, 106 institutional) operating in 62 countries as at December 31, 2014. This compares to 837 theater systems (720 commercial, 117 institutional) operating in 57 countries as at December 31, 2013. The success of the Company’s digital and joint revenue sharing strategies and the strength of its film slate has enabled the Company’s theater network to expand significantly since the beginning of 2008, with the Company’s overall network increasing by 212% and its commercial network increasing by 363%. In 2014 and 2013, the Company signed theater agreements for 118 and 277 theater systems, respectively, which are expected to drive additional growth in the Company’s theater network in 2015 and thereafter.

The Company has identified approximately 1,700 IMAX zones worldwide. The Company believes that these zones present the potential for the IMAX theater network to grow significantly from the 809 commercial multiplex IMAX theaters operating as of December 31, 2014. While the Company continues to grow domestically, particularly in small to mid-tier markets, a significant portion of the Company’s recent growth has come from international markets, a trend that the Company anticipates will continue into the future. In fact, 2013 marked the first year in the Company’s history that revenues and gross box-office derived from outside the United States and Canada exceeded revenues and gross box-office from the United States and Canada. This trend has continued in 2014, when 77.1% of the Company’s 118 new theater signings were for theaters in international markets. Key international growth markets include Greater China (which includes the People’s Republic of China, Hong Kong, Taiwan and Macau), Japan, Latin America (which includes South America, Central America and Mexico) and Eastern and Western Europe.

Greater China continues to be the Company’s second-largest and fastest-growing market. As at December 31, 2014, the Company had 234 theaters operating in Greater China and an additional 217 theaters (including 2 upgrades) in backlog which represents 54.7% of the Company’s current backlog and which are scheduled to be installed in Greater China by 2021. The Company continues to invest in joint revenue sharing arrangements with select partners to ensure ongoing revenue in this key market. The Company’s largest single international partnership is in China with Wanda Cinema Line Corporation (“Wanda”). Wanda’s total commitment to the Company is for 210 IMAX theater systems, of which 195 theater systems are under the parties’ joint revenue sharing arrangement. Furthermore, the Company has a partnership with CJ CGV Holdings, Ltd., for a commitment of 95 IMAX theater systems, of which 75 theater systems will reside in China. The Company believes that the China market presents opportunities for additional growth with favorable market trends, including government initiatives to foster cinema screen growth, to support the film industry and to increase the number of Hollywood films distributed in China. Recent initiatives include a 2012 agreement between the U.S. and Chinese governments to permit 14 additional IMAX or 3D format films to be distributed in China each year and to permit distributors to receive higher distribution fees. The Company cautions, however, that its expansion in China faces a number of challenges. See Risk Factors – “The Company faces risks in connection with the continued expansion of its business in China” in Item 1A.

In 2010, the Company formed IMAX China Holding, Inc. (“IMAX China”) to facilitate the Company’s expansion in China. As of December 31, 2014, IMAX China had offices in Shanghai and Beijing and a total of 62 employees. On April 8, 2014, the Company announced the investment (the “IMAX China Investment”) in its Greater China business by CMC Capital Partners (“CMC”), an investment fund that is focused on media and entertainment, and FountainVest Partners (“FountainVest”), a China-focused private equity firm. The IMAX China Investment provides for the sale and issuance of 20% of the shares of IMAX China to entities owned and controlled by CMC and FountainVest, with the intent of further strengthening the Company’s competitive position in China.

The Company believes there have been a number of financial, strategic and operating benefits resulting from the IMAX China Investment. In particular, the Company believes that the investors’ knowledge of, and influence in, the Chinese media and entertainment industry has contributed to the continued expansion of IMAX’s theater network in China, and the further strengthening of the Company’s government and industry relationships within China.

The sale price for the interest was $80.0 million, to be paid by the investors in two equal installments. The first installment was received on April 8, 2014, and the second installment was received on February 10, 2015. IMAX China remains a consolidated subsidiary of the Company.

Over the years, several technological breakthroughs have established IMAX as an important distribution platform for Hollywood’s biggest event films. These include:

•	DMR – IMAX’s proprietary DMR technology digitally converts live-action digital films or 35mm to its large-format, while meeting the Company’s high standards of image and sound quality. In a typical IMAX DMR film arrangement, the Company will receive a percentage, which generally ranges from 10-15%, of net box-office receipts of a film from the film studio in exchange for the conversion of the film to the IMAX DMR format and for access to the IMAX distribution platform. At December 31, 2014, the Company had released 197 IMAX DMR films since the introduction of IMAX DMR in 2002. The number of films released on an annual basis that have been converted through the DMR process has increased significantly in recent years with the advent of digital technology that has reduced the DMR conversion time and with the strengthening of the Company’s relationships with major Hollywood studios. Accordingly, 40 films converted through the IMAX DMR process were released in 2014, as compared to 6 in 2007.

•

IMAX Digital Projection System – The Company introduced its digital xenon projection system in 2008. Prior to 2008, all of IMAX’s large format projectors were film-based and required analog film prints. The IMAX digital projection system, which operates without the need for such film prints, was designed specifically for use by commercial multiplex operators and allows operators to reduce the capital and operating costs required to run an IMAX theater without sacrificing the image and sound quality of The IMAX Experience. By making The IMAX Experience more accessible for commercial multiplex operators, the introduction of the IMAX digital projection system paved the way for a number of important joint revenue sharing arrangements which have allowed the Company to rapidly expand its theater network. Since announcing that the Company was developing digital projection technology, the vast majority of the Company’s theater system signings have been for digital systems. As at December 31, 2014, the Company has signed agreements for 1,149 xenon-based digital systems since 2007 (including the upgrade of film-based systems), 108 of which were signed in 2014 alone. As at December 31, 2014, 817 IMAX digital xenon projection systems were in operation, an increase of 17.4% over the 696 digital projection systems in operation as at December 31, 2013.

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. Accordingly, one of the Company’s key short-term initiatives has been the development of a next-generation laser-based digital projection system, which it began rolling out at the end of 2014. In order to develop the laser-based digital projection system, the Company obtained exclusive rights to certain laser projection technology and other technology with applicability in the digital cinema field from Eastman Kodak Company (“Kodak”) in 2011 and entered a co-development arrangement with Barco N.V. (“Barco”) to co-develop a laser-based digital projection system that incorporates Kodak technology in 2012. Furthermore, in 2014, the Company announced an agreement with Necsel IP, Inc. (“Necsel”) to be the exclusive worldwide provider of specified lasers for IMAX’s laser projection systems in exchange for preferred pricing and supply terms. The Company believes that these arrangements with Kodak, Barco and Necsel enable IMAX laser projectors to present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The Company also believes that its laser projection solution is the first IMAX digital projection system capable of illuminating the largest screens in its network. As of December 31, 2014, the Company had 71 laser-based digital theater systems in its backlog, one of which is now operational.

The Company is also undertaking new lines of business, particularly in the area of home entertainment. In 2013, the Company announced new home theater initiatives, including a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater system. The Company and TCL expect to launch the new home theater system in China, the Middle East and other select global markets in 2015. In April 2014, the Company, TCL and Wasu Digital TV media group (“WASU”) announced a joint-venture partnership whereby WASU will license and distribute IMAX-enhanced Hollywood and Chinese current theatrical and other content to the new home theater system. The Company is also developing other, related facets of a premium home entertainment platform designed to allow consumers to experience elements of The IMAX Experience® in their homes.

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

On May 21, 2014, the Company announced the creation of the IMAX Original Film Fund (the “Film Fund”) to co-finance a portfolio of 10 original large-format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company, which will contribute $9.0 million to the Film Fund over five years, anticipates the Film Fund will be self-perpetuating, with a portion of box office proceeds reinvested into the Film Fund to generate a continuous, steady flow of high-quality documentary content.

The Company also recently began marketing and selling the IMAX Private Theatre, a cinema-grade, ultra-premium home theater system, and has signed agreements for 7 of such theaters to date.

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

IMAX Theater Systems, Theater System Maintenance and Joint Revenue Sharing Arrangements

The Company’s primary products are its theater systems. The Company’s digital projection systems include a projector that offers superior image quality and stability and a digital theater control system; a 6-channel, digital audio system delivering up to 12,000 watts of sound; a screen with a proprietary coating technology, and, if applicable, 3D glasses cleaning equipment. IMAX’s digital projection system also operates without the need for analog film prints. Traditional IMAX film-based theater systems contain the same components as the digital projection systems but include a rolling loop 15/70-format projector and require the use of analog film prints. Since its introduction in 2008, the vast majority of the Company’s theater sales have been digital systems. Furthermore, a majority of the Company’s existing film-based theater systems have been upgraded, at a cost to the exhibitor, to an IMAX digital system. As part of the arrangement to sell or lease its theater systems, the Company provides extensive advice on theater planning and design and supervision of installation services. Theater systems are also leased or sold with a license for the use of the world-famous IMAX brand. IMAX theater systems consist of the following configurations:

•	IMAX digital systems, which are digital-based theater systems, represents 87.5% of the IMAX theater network;

•	IMAX GT projection systems, which are film-based theater systems for the largest IMAX theaters;

•	IMAX SR systems, which are film-based theater systems for smaller theaters than the IMAX GT systems; and

•	theater systems featuring heavily curved and tilted screens that are used in dome-shaped theaters.

The Company has installed one digital laser-based theater system and is expecting the roll-out of additional laser systems in 2015.

The Company’s digital projection system provides a premium and differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand, while providing for the compelling economics and flexibility that digital technology affords. The relatively low cost of a digital file delivery (approximately $100 per movie per system compared to $30 thousand per 2D print and $60 thousand per 3D print for an IMAX analog film print) ensures programming flexibility, which in turn allows theaters to program significantly more IMAX DMR films per year. More programming increases customer choice and potentially increases total box-office revenue significantly. In 2014, 40 films converted through the IMAX DMR process were released to the IMAX theater network as compared to 6 films in 2007. To date, the Company has contracted for the release of 26 DMR titles to its theater network for 2015; however, the Company expects a similar number of films to be released to the network in 2015 as experienced in 2014. The Company remains in active discussions with all the major studios regarding future titles for 2015 and beyond. Furthermore, the Company expects to announce additional local language IMAX DMR films to be released to the IMAX theater network in 2015 and beyond. Supplementing the Company’s film slate of Hollywood DMR titles with appealing local DMR titles is an important component of the Company’s international film strategy.

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

The GT, SR and IMAX digital systems are “flat” screens that have a minimum of curvature and tilt and can exhibit both 2D and 3D films, while the screen components in dome shaped theaters are 2D only and are popular with the Company’s institutional clients. All IMAX theaters, with the exception of dome configurations, feature a steeply inclined floor to provide each audience member with a clear view of the screen. The Company holds patents on the geometrical design of IMAX theaters.

The Company’s arrangements for theater system equipment involve a sale, sales-type lease or joint revenue sharing arrangement. As part of the purchase, lease or other acquisition of an IMAX theater system, the Company also advises the customer on theater design, supervises the installation of the theater systems and provides projectionists with training in using the equipment. The supervision of installation requires that the equipment also be put through a complete functional start-up and test procedure to ensure proper operation. Theater owners or operators are responsible for providing the theater location, the design and construction of the theater building, the installation of the system components and any other necessary improvements, as well as the theater’s marketing and programming. The Company’s typical arrangement also includes trademark license rights whose term tracks the term of the underlying agreement. The theater system equipment components (including the projector, sound system, screen system, and, if applicable, 3D glasses cleaning machine), theater design support, supervision of installation, projectionist training and trademark rights are all elements of what the Company considers the system deliverable (the “System Deliverable”). For a separate fee, the Company provides ongoing maintenance and extended warranty services for the theater system. The Company’s contracts are generally denominated in U.S. dollars, except in Canada, China, Japan and parts of Europe, where contracts are sometimes denominated in local currency.

Sales-type leases generally have a 10-year initial term and are typically renewable by the customer for one or more additional 5 to 10-year terms. Under the terms of the typical lease agreement, the title to the theater system equipment (including the projector, the sound system and the projection screen) remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally not cancelable by the customer unless the Company fails to perform its obligations.

Under a sales agreement, by contrast, the title to the theater system transfers to the customer. In certain instances, however, the Company retains title or a security interest in the equipment until the customer has made all payments required under the agreement.

The typical sales-type lease or sales arrangement provides for three major sources of cash flows for the Company: (i) initial fees; (ii) ongoing minimum fixed and contingent fees; and (iii) ongoing maintenance and extended warranty fees. Initial fees generally are received over the period of time from the date the arrangement is executed to the date the equipment is installed and customer acceptance has been received. However, in certain cases, the payments of the initial fee may be scheduled over a period of time after the equipment is installed and customer acceptance has been received. Ongoing minimum fixed and contingent fees and ongoing maintenance and extended warranty fees are generally received over the life of the arrangement and are usually adjusted annually based on changes in the local consumer price index. The ongoing minimum fixed and contingent fees generally provide for a fee which is the greater of a fixed amount or a certain percentage of the theater box-office. The terms of each arrangement vary according to the configuration of the theater system provided, the cinema market and the film distribution market relevant to the geographic location of the customer.

The Company also offers certain commercial clients IMAX theater systems under joint revenue sharing arrangements. The Company has two basic types of joint revenue sharing arrangements: traditional and hybrid. Under a traditional joint revenue sharing arrangement, the Company provides the IMAX theater system in return for a portion of the customer’s IMAX box-office receipts and, in some cases, concession revenues, rather than requiring the customer to pay a fixed upfront payment or annual minimum payments. Payments, which are based on box-office receipts, are required throughout the term of the arrangement and are due either monthly or quarterly. Certain maintenance and extended warranty services are provided to the customer for a separate fixed annual fee. The Company retains title to the theater system equipment components, and the equipment is returned to the Company at the conclusion of the arrangement.

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

Under the significant majority of joint revenue sharing arrangements (both traditional and hybrid), the initial non-cancellable term of IMAX theater systems is 10 years or longer, and is renewable by the customer for one to two additional terms of between three to five years. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are non-cancellable by the customer unless the Company fails to perform its obligations. In rare cases, the contract provides certain performance thresholds that, if not met by either party, allows the other party to terminate the agreement. By offering arrangements in which exhibitors do not need to invest the significant initial capital required of a sales-type lease or a sale arrangement, the Company has been able to expand its theater network at a significantly faster pace than it had previously. As at December 31, 2014, the Company has entered into joint revenue sharing arrangements for 672 systems with 41 partners, 451 of which were in operation as at December 31, 2014.

In 2012, Dalian Wanda Group Co., Ltd., the parent company of Wanda, acquired AMC Entertainment Holdings, Inc. (“AMC”). Prior to this transaction, AMC and Wanda were, respectively, the Company’s first and third largest customers. Under common ownership, Wanda and AMC together is the Company’s largest customer, representing approximately 14.5%, 13.9% and 12.2% of the Company’s total revenue in 2014, 2013 and 2012, respectively. In addition, Wanda and AMC together represented approximately 25.8% of the Company’s backlog as of December 31, 2014. See Risk Factors – “Under common ownership, Wanda and AMC together account for a significant and growing portion of the Company’s revenue and backlog. A deterioration in the Company’s relationship with Wanda and/or AMC could materially, adversely affect the Company’s business, financial condition or results of operations.” in Item 1A.

Sales Backlog.

The Company’s sales backlog is as follows:

	December 31, 2014			December 31, 2013
	Number of Systems		Dollar Value (in thousands)	Number of Systems		Dollar Value (in thousands)
Sales and sales-type lease arrangements	176		$223,482	144		$177,956
Joint revenue sharing arrangements	221		45,648	263		51,983

	397	(1)(2)	$269,130	407	(1)(3)	$229,939

(1)	Includes 71 laser theater system configurations (2013 – 62), including upgrades and one of which is now operational. The Company continues to develop and roll out its laser projection system. See “Research and Development” in this Part I for additional information.
(2)	Includes 27 upgrades to a digital theater system, in an existing IMAX theater location (2 xenon and 25 laser, of which 4 are under joint revenue sharing arrangements).
(3)	Includes 23 upgrades to a digital theater system, in an existing IMAX theater location (3 xenon and 20 laser, of which 4 are under joint revenue sharing arrangements).

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

The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as at December 31:

	2014			2013
	Theater Network Base	Backlog		Theater Network Base	Backlog
Flat Screen (2D)	14	—		22	—
Dome Screen (2D)	56	—		58	—
IMAX 3D Dome (3D)	2	—		2	—
IMAX 3D GT (3D)	29	—		41	—
IMAX 3D SR (3D)	16	—		18	—
IMAX Digital: Xenon (3D)	817	326	(1)	696	345	(3)
IMAX Digital: Laser (3D)	—	71	(2)	—	62	(4)

Total	934	397		837	407

(1)	Includes 2 upgrades from film-based theater systems to digital xenon theater systems in existing IMAX theater locations (1 commercial and 2 institutional).
(2)	Backlog includes 25 upgrades to IMAX digital laser theater systems from IMAX digital xenon theater systems in existing IMAX theater locations (12 commercial and 13 institutional), of which one is now operational.
(3)	Includes 3 upgrades from film-based theater systems to digital xenon theater systems in existing IMAX theater locations (all institutional).
(4)	Backlog includes 20 upgrades to IMAX digital laser theater systems from IMAX digital xenon theater systems in existing IMAX theater locations (12 commercial and 8 institutional).

The Company estimates that it will install a similar number of new theater systems (excluding digital upgrades) as the Company installed in 2014. The Company’s installation estimates includes scheduled systems from backlog, as well as the Company’s estimate of installations from arrangements that will sign and install in the same calendar year. The Company cautions, however, that theater system installations may slip from period to period over the course of the Company’s business, usually for reasons beyond its control.

IMAX Digital: Xenon Theater Systems. In July 2008, the Company introduced a proprietary IMAX xenon-based digital projection system that it believes delivers higher quality imagery compared with other digital systems and that is consistent with the Company’s brand. As at December 31, 2014, the Company had installed 817 xenon-based digital theater systems, including 138 upgrades, and has an additional 326 xenon-based digital theater systems in its backlog.

IMAX Digital: Laser Theater Systems. One of the Company’s key initiatives has been the development of a next-generation laser-based digital projection system, which it began rolling out at the end of 2014. The Company believes the IMAX laser projectors present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology, capable of illuminating the largest screens in the IMAX theater network. As at December 31, 2014, the Company had 71 laser-based digital theater systems in its backlog and one of which is now operational.

IMAX Flat Screen and IMAX Dome Theater Systems. As at December 31, 2014, there were 72 IMAX flat screen and IMAX Dome theater systems in the IMAX network, as compared to 82 IMAX flat screen and IMAX Dome theater systems as at December 31, 2013. IMAX flat screen and IMAX Dome systems primarily have been installed in institutions such as museums and science centers. Flat screen IMAX theaters were introduced in 1970, while IMAX Dome theaters, which are designed for tilted dome screens, were introduced in 1973. There have been several significant proprietary and patented enhancements to these systems since their introduction. With the introduction of the IMAX digital theater systems, there has been a decrease in the number of IMAX flat screen theater systems in the network.

IMAX 3D GT and IMAX 3D SR Theater Systems. IMAX 3D theaters utilize a flat screen 3D system, which produces realistic 3D images on an IMAX screen. As at December 31, 2014, there were 45 IMAX 3D GT and IMAX 3D SR theater systems in operation compared to 59 IMAX 3D GT and IMAX 3D SR theater systems in operation as at December 31, 2013. The decrease in the number of

3D GT and 3D SR theater systems is largely attributable to the conversion of existing 3D GT and 3D SR theater systems to IMAX digital theater systems.

Films

Film Production and Digital Re-mastering (IMAX DMR)

In 2002, the Company developed a proprietary technology to digitally re-master Hollywood films into IMAX digital cinema package format or 15/70-format film for exhibition in IMAX theaters at a modest cost that is incurred by the Company. This technology, known as IMAX DMR, digitally enhances the image resolution of motion picture films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. In a typical IMAX DMR film arrangement, the Company will receive a percentage, which generally ranges from 10-15%, of net box-office receipts of a film from the film studio in exchange for the conversion of the film to the IMAX DMR format and for access to IMAX’s premium distribution and marketing platform. The box-office performance of IMAX DMR releases has positioned IMAX theaters as a key premium distribution platform for Hollywood films, which is separate and distinct from their wider theatrical release.

Factors other than the IMAX DMR format, and IMAX’s proprietary projection and sound technology, are increasingly differentiating IMAX content from other film content. Filmmakers are choosing IMAX cameras to shoot selected scenes to increase the audience’s immersion in the film and are taking advantage of the unique dimensions of the IMAX screen by shooting the film in a larger aspect ratio. Several recent films have featured select sequences shot with IMAX cameras including Transformers: Age of Extinction: An IMAX 3D Experience, released in June 2014 and Interstellar: The IMAX Experience, released in November 2014, which featured over an hour of footage shot with IMAX film cameras. In addition, several recent movies, including Guardians of the Galaxy: An IMAX 3D Experience, released in August 2014 and I, Frankenstein: An IMAX 3D Experience, released in January 2014, have featured footage taking advantage of the larger projected IMAX aspect ratio. IMAX theaters therefore serve as an additional distribution platform for Hollywood films, just as home video and pay-per-view are ancillary distribution platforms. In some cases, the Company may also have certain distribution rights to the films produced using its IMAX DMR technology.

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

The first IMAX DMR film, Apollo 13: The IMAX Experience, produced in conjunction with Universal Pictures and Imagine Entertainment, was released in September 2002 to 48 IMAX theaters. One of the more recent IMAX DMR films, The Hobbit: The Battle of the Five Armies: An IMAX 3D Experience, was released in December 2014 to 592 IMAX theaters. Since the release of Apollo 13: The IMAX Experience, to December 31, 2014, an additional 196 IMAX DMR films have been released to the IMAX theater network.

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

The Company believes that its international expansion is an important driver of future growth for the Company. In fact, during the year ended December 31, 2014, 60.9% of the Company’s gross box-office from IMAX DMR films was generated in international markets. The Company believes that the growth in international box-office has been bolstered by the Company’s strategy of supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets. In 2014, the Company released seven local language IMAX DMR films, including six in China and one in India, and in 2013, the Company released nine local language IMAX DMR films, including five in China and one in each of Japan, Russia, France, and India. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX network in 2015 and beyond.

In 2014, 40 films were converted through the IMAX DMR process and released to theaters in the IMAX network by film studios as compared to 38 films in 2013. These films were:

•	Jack Ryan: Shadow Recruit: The IMAX Experience (Paramount Pictures, January 2014);

•	I, Frankenstein: An IMAX 3D Experience (Lionsgate, January 2014);

•	The Monkey King: The IMAX Experience (Global Star Productions, January 2014, China only);

•	Robocop: The IMAX Experience (Metro-Goldwyn-Mayer Studios, Inc., February 2014);

•	300: Rise of an Empire: An IMAX 3D Experience (Warner Bros. Pictures, March 2014);

•	Need for Speed: An IMAX 3D Experience (Walt Disney Studios, March 2014, select international markets);

•	Divergent: The IMAX Experience (Summit Entertainment, March 2014);

•	Noah: The IMAX Experience (Paramount Pictures, March 2014);

•	Captain America: The Winter Soldier: An IMAX 3D Experience (Marvel Entertainment, April 2014);

•	Transcendence: The IMAX Experience (Warner Bros. Pictures, April 2014);

•	The Amazing Spider-Man 2: An IMAX 3D Experience (Sony Pictures, May 2014);

•	Godzilla: An IMAX 3D Experience (Warner Bros. Pictures, May 2014);

•	Coming Home: The IMAX Experience (Le Vision Pictures, May 2014, China Only);

•	Maleficent: An IMAX 3D Experience (Walt Disney Studios, May 2014);

•	Edge of Tomorrow: An IMAX 3D Experience (Warner Bros. Pictures, June 2014);

•	How to Train Your Dragon 2: An IMAX 3D Experience (DreamWorks Animation, June 2014, select international markets);

•	Transformers: Age of Extinction: An IMAX 3D Experience (Paramount Pictures, June 2014);

•	Hercules: An IMAX 3D Experience (Paramount Pictures, July 2014);

•	Lucy: The IMAX Experience (Universal Pictures, August 2014);

•	The White Haired Witch of Lunar Kingdom: An IMAX 3D Experience (Bona Film Group, August 2014, China only);

•	Guardians of the Galaxy: An IMAX 3D Experience (Walt Disney Studios, August 2014);

•	Teenage Mutant Ninja Turtles: An IMAX 3D Experience (Paramount Pictures, August 2014);

•	The Expendables 3: The IMAX Experience (Lionsgate, September 2014, China only);

•	Forrest Gump: The IMAX Experience (Paramount Pictures, September 2014);

•	The Maze Runner: The IMAX Experience (20th Century Fox, September 2014);

•	The Equalizer: The IMAX Experience (Sony Pictures, September 2014);

•	Breakup Buddies: The IMAX Experience (China Film Group, September 2014, China only);

•	Bang Bang: The IMAX Experience (Fox Star Studios, October 2014, India only);

•	Dracula Untold: The IMAX Experience (Universal Studios, October 2014);

•	John Wick: The IMAX Experience (Summit Entertainment, October 2014);

•	Fury: The IMAX Experience (Sony Pictures Entertainment, October 2014, select international markets);

•	Interstellar: The IMAX Experience (Paramount Pictures and Warner Bros. Pictures, November 2014);

•	Big Hero 6: An IMAX 3D Experience (Walt Disney Studios, November 2014, select international markets);

•	Penguins of Madagascar: An IMAX 3D Experience (20th Century Fox, November 2014, select international markets);

•	Exodus: Gods and Kings: An IMAX 3D Experience (20th Century Fox, December 2014, select international markets);

•	The Hobbit: The Battle of the Five Armies: An IMAX 3D Experience (Warner Bros. Pictures, December 2014);

•	Gone with the Bullets: An IMAX 3D Experience (Dongwang Yibudaowei Films Co., December 2014, China only);

•	Seventh Son: An IMAX 3D Experience (Universal Studios, December 2014, China only);

•	The Crossing Part 1: An IMAX 3D Experience (LeVision, December 2014, China only); and

•	Night at the Museum: Secret of the Tomb: An IMAX 3D Experience (20th Century Fox, December 2014, select international markets).

In addition, in 2014, the Company had a wide release of Island of Lemurs: Madagascar, an IMAX original production, in conjunction with Warner Bros. Pictures. Also in 2014, the Company broadly released Journey to the South Pacific, an IMAX original production, in conjunction with MacGillivray Freeman Films, which previously had a limited release in 2013.

To date, the Company has announced the following 26 DMR titles to be released in 2015 to the IMAX theater network:

•	Taken 3: The IMAX Experience (20th Century Fox, January 2015, select international markets);

•	American Sniper: The IMAX Experience (Warner Bros. Pictures, January 2015);

•	Game of Thrones: The IMAX Experience (Season 4, Episodes 9 and 10)(Warner Bros. Pictures, January 2015);

•	Kingsman: The Secret Service: The IMAX Experience (20th Century Fox, January 2015, international only);

•	Seventh Son: An IMAX 3D Experience (Universal Studios, January 2015, wide release);

•	Jupiter Ascending: An IMAX 3D Experience (Warner Bros. Pictures, February 2015);

•	Fifty Shades of Grey: The IMAX Experience (Universal Studios, February 2015, Domestic only);

•	Wolf Totem: The IMAX Experience (China Film Group, February 2015, China only);

•	Dragon Blade: An IMAX 3D Experience (Shanghai Film Group, February 2015, China only);

•	Focus: The IMAX Experience (Warner Bros. Pictures, February 2015);

•	Chappie: The IMAX Experience (Sony Pictures Entertainment, March 2015);

•	Cinderella: The IMAX Experience (Walt Disney Studios, March 2015);

•	The Divergent Series: Insurgent: An IMAX 3D Experience (Summit Entertainment, March 2015);

•	Furious 7: The IMAX Experience (Universal Studios, April 2015);

•	Dragon Ball Z: Revival of ‘F’: An IMAX 3D Experience (Toei Animation, April 2015, Japan only);

•	The Avengers: Age of Ultron: An IMAX 3D Experience (Walt Disney Studios, May 2015);

•	Tomorrowland: The IMAX Experience (Walt Disney Studios, May 2015);

•	Jurassic World: An IMAX 3D Experience (Universal Studios, June 2015);

•	Terminator Genisys: The IMAX Experience (Paramount Pictures, July 2015);

•	Mission: Impossible 5: The IMAX Experience (Paramount Pictures, July 2015);

•	Crouching Tiger, Hidden Dragon: The Green Legend: The IMAX Experience (China Film Group, August 2015);

•	Everest: An IMAX 3D Experience (Universal Studios, September 2015);

•	The Walk: The IMAX Experience (Sony Pictures Entertainment, October 2015);

•	Crimson Peak: The IMAX Experience (Universal Studios, October 2015);

•	The Hunger Games: Mockingjay Part 2: An IMAX 3D Experience (Lionsgate, November 2015); and

•	Star Wars: The Force Awakens: An IMAX 3D Experience (Walt Disney Studios, December 2015).

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate, and anticipates that a similar number of IMAX DMR films will be released to the IMAX theater network in 2015 to the films that were released to the IMAX theater network in 2014 .

The Company also expects to announce additional local language IMAX DMR films to be released to the IMAX theater network in 2015 and beyond. Supplementing the Company’s film slate of Hollywood DMR titles with appealing local DMR titles is an important component of the Company’s international film strategy.

Film Distribution

The Company is also a distributor of large-format films, primarily for its institutional theater partners. The Company generally distributes films which it produces or for which it has acquired distribution rights from independent producers. The Company receives either a percentage of the theater box-office receipts or a fixed amount as a distribution fee.

Films produced by the Company are typically financed through third parties, whereby the Company will generally receive a film production fee in exchange for producing the film and a distribution fee for distributing the film. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. As at December 31, 2014, the Company’s film library consisted of 483 large-format films, which cover such subjects as space, wildlife, music, history and natural wonders. The Company currently has distribution rights with respect to 45 of such films. Large-format films that have been successfully distributed by the Company include: Island of Lemurs: Madagascar, which was released in April 2014 and has grossed over $9.5 million as at the end of

2014; Journey to the South Pacific, which had a limited release in November 2013 and a broader release in 2014 and has grossed $1.1 million as at the end of 2014; To the Arctic 3D, which was released in April 2012 and has grossed over $23.1 million as at the end of 2014; Born to be Wild 3D, which was released by the Company and WB in April 2011 and has grossed over $38.3 million as at the end of 2014; Hubble 3D, which was released by the Company and WB in March 2010 and has grossed over $66.6 million as at the end of 2014; Under the Sea 3D, which was released by the Company and WB in February 2009 and has grossed over $50.5 million as at the end of 2014; Deep Sea 3D, which was released by the Company and WB in March 2006 and has grossed more than $96.2 million as at the end of 2014; SPACE STATION, which was released in April 2002 and has grossed over $126.9 million as at the end of 2014 and T-REX: Back to the Cretaceous, which was released by the Company in 1998 and has grossed over $104.0 million as at the end of 2014. Large-format films have significantly longer exhibition periods than conventional commercial films and many of the films in the large-format library have remained popular for many decades, including the films To Fly! (1976), Grand Canyon — The Hidden Secrets (1984) and The Dream Is Alive (1985).

Film Post-Production

IMAX Post/DKP Inc. (formerly David Keighley Productions 70MM Inc.), a wholly-owned subsidiary of the Company, provides film post-production and quality control services for large-format films (whether produced internally or externally), and digital post-production services.

Other

Theater Operations

As at December 31, 2014, the Company had three owned and operated theaters on leased premises as compared to four owned and operated theaters at the end of 2013. In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses. The Company also provides management services to two theaters.

Cameras

The Company rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company also provides production technical support and post-production services for a fee. All IMAX 2D and 3D film cameras run 65mm negative film, exposing 15 perforations per frame and resulting in an image area nearly 10x larger than standard 35mm film. The Company’s film-based 3D camera, which is a patented, state-of-the-art dual and single filmstrip 3D camera, is among the most advanced motion picture cameras in the world and is the only 3D camera of its kind. The IMAX 3D camera simultaneously shoots left-eye and right-eye images and enables filmmakers to access a variety of locations, such as underwater or aboard aircraft. The Company has also developed a high speed 3D digital camera which utilizes a pair of the world’s largest digital sensors.

Due to the increasing success major Hollywood filmmakers have had with IMAX cameras, the Company has identified the development and manufacture of additional IMAX cameras as an important research and development initiative.

The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers.

MARKETING AND CUSTOMERS

The Company markets its theater systems through a direct sales force and marketing staff located in offices in Canada, the United States, Greater China, Europe and Asia. In addition, the Company has agreements with consultants, business brokers and real estate professionals to locate potential customers and theater sites for the Company on a commission basis. During 2012, the Company re-invested in its brand with a consumer brand marketing campaign that encompasses social media, in-theater marketing and Internet advertising. During 2013 and 2014, the Company restructured its Marketing team to improve efficiency, partner more closely with exhibitors and studios and improve direct-to-consumer communication efforts. The Company has developed a significant and growing social media presence and makes heavy use of digital communications to reach a global audience, with a particular emphasis on China.

The commercial multiplex theater segment of the Company’s theater network is now its largest segment, comprising 809 IMAX theaters, or 86.6%, of the 934 IMAX theaters open as at December 31, 2014. The Company’s institutional customers include science and natural history museums, zoos, aquaria and other educational and cultural centers. Over the last several years the Company has not been able to digitally upgrade many of its institutional locations due to the size of the screen. The development of the IMAX digital laser-based system, which was recently demonstrated to members of the institutional community, and the completion of the Film Fund should assist in supporting this segment of the Company’s customer base. The Company also sells or leases its theater systems to theme parks, private home theaters, tourist destination sites, fairs and expositions (the Commercial Destination segment). At December 31, 2014, approximately 53.9% of all opened IMAX theaters were in locations outside of the United States and Canada.

The following table outlines the breakdown of the theater network by type and geographic location as at December 31:

	2014 Theater Network Base				2013 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	329	6	50	385	319	6	55	380
Canada	36	2	8	46	34	2	8	44
Greater China(1)	215	—	19	234	150	—	23	173
Asia (excluding Greater China)	68	3	6	77	61	3	7	71
Western Europe	56	7	10	73	49	7	11	67
Russia & the CIS	45	—	—	45	40	—	—	40
Latin America(2)	31	—	11	42	25	—	11	36
Rest of the World	29	1	2	32	23	1	2	26

Total(3)	809	19	106	934	701	19	117	837

(1)	Greater China includes the People’s Republic of China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.
(3)	Includes 451 and 382 theater systems in operation as at December 31, 2014 and 2013, respectively, under joint revenue sharing arrangements.

For information on revenue breakdown by geographic area, see note 19 to the accompanying audited consolidated financial statements in Item 8. The Company’s foreign operations are subject to certain risks. See “Risk Factors – The Company conducts business internationally which exposes it to uncertainties and risks that could negatively affect its operations and sales” and “Risk Factors – The Company faces risks in connection with the continued expansion of its business in China” in Item 1A. The Company’s two largest customers as at December 31, 2014, collectively represent 37.9% of the Company’s network base of theaters, 25.8% of the Company’s theater system backlog and 18.3% of revenues.

INDUSTRY AND COMPETITION

In recent years, as the motion picture industry has transitioned from film projection to digital projection, a number of companies have introduced digital 3D projection technology and, since 2008, an increasing number of Hollywood features have been exhibited using these technologies. According to the National Association of Theater Owners, as at December 31, 2014, there were approximately 16,000 conventional-sized screens in North American multiplexes equipped with such digital 3D systems. In 2008, the Company introduced its proprietary digitally-based projector which is capable of 2D and 3D presentations on large screens and which comprises the majority of its current theater system sales. Over the last several years, a number of commercial exhibitors have introduced their own large screen branded theaters, while certain projection manufacturers and entertainment technology companies have also announced their own proprietary theater systems. The Company believes that all of these alternative film formats deliver images and experiences that are inferior to The IMAX Experience.

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

The Company believes that its competitive strengths include the value of the IMAX brand name, the premium IMAX consumer experience, the design, quality and historic reliability rate of IMAX theater systems, the return on investment of an IMAX theater, the number and quality of IMAX films that it distributes, the relationships the Company maintains with prominent Hollywood filmmakers, a number of whom desire to film portions of their movies with IMAX cameras, the quality of the sound system components included with the IMAX theater, the availability of Hollywood event films to IMAX theaters through IMAX DMR technology, consumer loyalty and the level of the Company’s service and maintenance and extended warranty efforts. The Company believes that its next-generation laser-based projection system increases further the technological superiority of the consumer experience it delivers. The Company believes that all of the best performing premium theaters in the world are IMAX theaters.

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

The Company believes the strength of the IMAX brand is an asset that has helped to establish the IMAX theater network as a unique and desirable release window for Hollywood movies. In 2014 and 2013, the Company reinvested in its brand with consumer brand marketing that encompassed social media, in-theater marketing and traditional and digital advertising. The Company also recruited a team of seasoned international marketing talent to improve the global reach and relevance of its marketing activities.

RESEARCH AND DEVELOPMENT

The Company believes that it is one of the world’s leading entertainment technology companies with significant proprietary expertise in digital and film-based projection and sound system component design, engineering and imaging technology, particularly in 3D. During 2012, 2013 and 2014, the Company increased its level of research and development in order to develop its next-generation laser-based projection system. The laser-based projection system provides greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. The Company intends for additional research and development to continue in 2015 to support the further development of the laser-based digital projection system. In addition, the Company plans to continue research and development activity in the future in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing and manufacturing more IMAX cameras, enhancing the Company’s 2D and 3D image quality, expanding the applicability of the Company’s digital technology, and using such technology to help expand the Company’s home entertainment platform, developing IMAX theater systems’ capabilities in both home and live entertainment and further enhancing the IMAX theater and sound system design through the addition of more channels, improvements to the Company’s proprietary tuning system and mastering processes.

The Company has also made significant investments in other areas of digital technologies, including the development of a proprietary technology to digitally enhance image resolution and quality of motion picture films, the creation of an IMAX digital projector and the licensing of prominent laser illumination technology. Accordingly, the Company holds a number of patents, patents pending and other intellectual property rights in these areas. In addition, the Company holds numerous digital patents and relationships with key manufacturers and suppliers in digital technology.

In 2009, the Company developed its first 3D digital camera primarily for use in IMAX documentary productions. Portions of Born to Be Wild 3D and Island of Lemurs: Madagascar were filmed with the IMAX 3D digital camera and the camera has subsequently been used to film footage for Transformers: Age of Extinction: An IMAX 3D Experience, released in June 2014 and over one hour of footage for Interstellar: The IMAX Experience, released in November 2014. Due to the increasing success major Hollywood filmmakers have had with IMAX cameras, the Company has identified the development and manufacture of additional IMAX cameras as an important research and development initiative. To that end, the Company is also in early stages of development of an IMAX 2D digital camera for use by Hollywood directors who are seeking IMAX differentiation for portions of their movies.

The Company expects to deploy its proprietary expertise in image technology and 3D technology, as well as its proprietary film content and the IMAX brand, for applications in in-home entertainment technology. In December 2013, the Company announced a joint venture with TCL to design, develop, manufacture and sell a premium home theater system. The premium home theater system is expected to incorporate 4K projection technology, as well as components of IMAX’s projection and sound technology adapted for a broader home environment. The premium home theater system is also expected to incorporate technology that will enable the viewing of current theatrical releases that have been digitally re-mastered with IMAX enhancement technology. The Company is also developing other, related facets of a premium home entertainment platform designed to allow consumers to experience elements of The IMAX Experience® in their homes.

For the years ended December 31, 2014, 2013, and 2012, the Company recorded research and development expenses of $16.1 million, $14.8 million and $11.4 million, respectively. As at December 31, 2014, 88 of the Company’s employees were connected with research and development projects.

MANUFACTURING AND SERVICE

Projector Component Manufacturing

The Company assembles the projector of its theater systems at its office in Mississauga, Ontario, Canada (near Toronto). The Company develops and designs all of the key elements of the proprietary technology involved in this component. Fabrication of a majority of parts and sub-assemblies is subcontracted to a group of carefully pre-qualified third-party suppliers. Manufacture and supply contracts are signed for the delivery of the component on an order-by-order basis. The Company believes its significant suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all parts and sub-assemblies, completes the final assembly and then subjects the projector to comprehensive testing individually and as a system prior to shipment. In 2014, these projectors, including the Company’s digital projection system, had reliability rates based on scheduled shows of approximately 99.9%.

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

As at December 31, 2014, the Company holds or licenses 105 patents, has 24 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company’s patents in the United States, Canada and Japan for improvements to the IMAX projection system components expire between 2016 and 2031.

The Company owns or otherwise has rights to trademarks and trade names used in conjunction with the sale of its products, systems and services. The following trademarks are considered significant in terms of the current and contemplated operations of the Company: IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, DMR®, IMAX nXos®, IMAX think big®, think big® and IMAX Is Believing®. These trademarks are widely protected by registration or common law throughout the world. The Company also owns the service mark IMAX THEATRETM.

EMPLOYEES

The Company had 600 employees as at December 31, 2014, compared to 541 employees as at December 31, 2013. Both employee counts exclude hourly employees at the Company’s owned and operated theaters.

AVAILABLE INFORMATION

The Company makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after such filings have been made with the United States Securities and Exchange Commission (the “SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, as well as obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Reports may be obtained free of charge through the SEC’s website at www.sec.gov and through the Company’s website at www.imax.com or by calling the Company’s Investor Relations Department at 212-821-0100.

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

The Company’s primary customers are commercial multiplex exhibitors, whose systems represent 94.5% of the 397 systems in the Company’s backlog as at December 31, 2014. The Company is unable to predict if, or when, they or other exhibitors will purchase or lease IMAX theater systems or enter into joint revenue sharing arrangements with the Company, or whether any of the Company’s existing customers will continue to do any of the foregoing. If exhibitors choose to reduce their levels of expansion or decide not to purchase or lease IMAX theater systems or enter into joint revenue sharing arrangements with the Company, the Company’s revenues would not increase at an anticipated rate and motion picture studios may be less willing to convert their films into the Company’s format for exhibition in commercial IMAX theaters. As a result, the Company’s future revenues and cash flows could be adversely affected.

The success of the IMAX theater network is directly related to the availability and success of IMAX DMR films for which there can be no guarantee.

An important factor affecting the growth and success of the IMAX theater network is the availability of films for IMAX theaters and the box-office performance of such films. The Company itself produces only a small number of such films and, as a result, the Company relies principally on films produced by third party filmmakers and studios, including both Hollywood and local language features converted into the Company’s large format using the Company’s IMAX DMR technology. In 2014, 40 IMAX DMR films were released by studios to the worldwide IMAX theater network. There is no guarantee that filmmakers and studios will continue to release films to the IMAX theater network, or that the films they produce will be commercially successful. The steady flow and successful box-office performance of IMAX DMR releases have become increasingly important to the Company’s financial performance as the number of joint revenue sharing arrangements included in the overall IMAX network has grown considerably. The Company is directly impacted by box-office results for the films released to the IMAX network through its joint revenue sharing arrangements as well as through the percentage of the box-office receipts the Company receives from the studios releasing IMAX DMR films, and the Company’s continued ability to secure films, find suitable partners for joint revenue share arrangements and to sell IMAX theater systems also depends on the number and commercial success of films released to its network. The commercial success of films released to IMAX theaters depends on a number of factors outside of the Company’s control, including whether the film receives critical acclaim, the timing of its release, the success of the marketing efforts of the studio releasing the film and consumer preferences. Moreover, films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and quality of IMAX DMR and IMAX original films released to the IMAX theater network.

The introduction of new, competing products and technologies could harm the Company’s business.

The out-of-home entertainment industry is very competitive, and the Company faces a number of competitive challenges. According to the National Association of Theater Owners, as at December 31, 2014, there were approximately 16,000 conventional-sized screens in North American multiplexes equipped with digital 3D systems. In addition, some commercial exhibitors, projection manufacturers and entertainment technology companies have announced or introduced their own branded, large-screen 3D auditoriums or other proprietary theater systems, and in many cases have marketed those auditoriums or theater systems as having the same quality or attributes as an IMAX theater. The Company also may face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources to develop and support them. If the Company is unable to continue to deliver a premium movie-going experience, or if other technologies surpass those of the Company, the Company may be unable to continue to produce theater systems which are premium to, or differentiated from, other theater systems. If the Company is unable to produce a differentiated theater experience, consumers may be unwilling to pay the price premiums associated with the cost of IMAX theater tickets and box-office performance of IMAX films may decline. Declining box-office performance of IMAX films would materially and adversely harm the Company’s business and prospects. The Company also faces in-home competition from a number of alternative motion picture distribution channels such as home video, pay-per-view, video-on-demand, DVD, Internet and syndicated and broadcast television. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including gaming, sporting events, concerts, live theater, social media and restaurants.

Failure to respond adequately or in a timely fashion to changes and advancements in digital technology could negatively affect the Company’s business.

There have been a number of advancements in the digital cinema field in recent years. In order to keep pace with these changes and in order to continue to provide an experience which is premium to and differentiated from conventional cinema experiences, the Company has made, and expects to continue to make, significant investments in digital technology in the form of research and development and the acquisition of third party intellectual property and/or proprietary technology. Recently, the Company has made significant investments in laser technology as part of its effort to develop a next-generation laser-based digital projection system, which it began rolling out at the end of 2014. The process of developing new technologies is inherently uncertain and subject to certain factors that are outside of the Company’s control, including reliance on third party partners and suppliers, and the Company can provide no assurance its investments will result in commercially viable advancements to the Company’s existing products or in commercially successful new products, or that any such advancements or products will be developed within the timeframe expected.

The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects.

A significant portion of the Company’s revenues are generated by customers located outside the United States and Canada. Approximately 60%, 53% and 48% of the Company’s revenues were derived outside of the United States and Canada in 2014, 2013 and 2012, respectively, with 2013 marking the first year in the Company’s history that revenues and gross box-office derived from outside the United States and Canada exceeded revenues and gross box-office from the United States and Canada. This trend has continued in 2014. As at December 31, 2014, approximately 85.6% of IMAX theater systems arrangements in backlog are scheduled to be installed in international markets. Accordingly, the Company expects its international operations to account for an increasingly significant portion of its revenues in the future. There are a number of risks associated with operating in international markets that could negatively affect the Company’s operations, sales and future growth prospects. These risks include:

•	new restrictions on access to markets, both for theater systems and films;

•	unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements;

•	fluctuations in the value of foreign currency versus the U.S. dollar and potential currency devaluations;

•	new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;

•	imposition of foreign exchange controls in such foreign jurisdictions;

•	dependence on foreign distributors and their sales channels;

•	difficulties in staffing and managing foreign operations;

•	local business practices that can present challenges to compliance with applicable anti-corruption and bribery laws;

•	difficulties in establishing market-appropriate pricing;

•	adverse changes in monetary and/or tax policies;

•	poor recognition of intellectual property rights;

•	difficulties in enforcing contractual rights;

•	inflation;

•	requirements to provide performance bonds and letters of credit to international customers to secure system component deliveries; and

•	political, economic and social instability.

As the Company continues to expand the number of its theaters under joint revenue sharing arrangements in international markets, the Company’s revenues from its international operations are becoming increasingly dependent on the box-office performance of its films. In addition, as the Company’s international network has expanded, the Company has signed deals with movie studios in other countries to convert their films to the Company’s large format and release them to IMAX theaters. The Company may be unable to select films which will be successful in international markets or may be unsuccessful in selecting the right mix of Hollywood and local DMR films for a particular country or region. Also, conflicts in international release schedules may make it difficult to release every IMAX film in certain markets. Finally, box-office reporting in certain countries may be less accurate and therefore less reliable than in the United States and Canada.

The Company faces risks in connection with the continued expansion of its business in China.

At present, Greater China is the Company’s second-largest and fastest growing market. As at December 31, 2014, the Company had 234 theaters operating in Greater China with an additional 217 theaters (includes 2 upgrades) in backlog that are scheduled to be installed in Greater China by 2021. The Company has made, and continues to make significant investments in its China business. In 2010, the Company formed IMAX China, a wholly-owned subsidiary of the Company established for the purposes of overseeing the Company’s business in the Greater China region, and which as of December 31, 2014 had offices in Shanghai and Beijing and a total of 62 employees. The Company’s largest single international partnership is in China with Wanda. Wanda’s total commitment to the Company is for 210 theater systems, of which 195 theater systems are under the parties’ joint revenue sharing arrangement. Furthermore, the Company has a partnership with CJ CGV Holdings, Ltd., for a commitment of 95 theater systems, of which 75 theater systems will reside in China. In addition, the Company has released an increasing number of Chinese IMAX DMR films to its growing network in Greater China in recent years, including six films in 2014. In October 2013, the Company announced its joint venture with TCL to design, develop and manufacture a premium home theater system, and in April 2014, the Company, TCL and Wasu announced a joint venture for the distribution of content to the new home theater system, each of which is set to further expand the scope of the Company’s operations in China. As the Company continues to further its commitment to China, it is increasingly exposed to risks in that region. These risks include changes in laws and regulations, currency fluctuations, increased competition and changes in economic conditions, including those related to consumer spending. Adverse developments in these areas could cause the Company to lose some or all of its investment in China and could cause the Company to fail to achieve anticipated growth.

Moreover, certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates both the scope of the Company’s investment in China and the business conducted by it within China. For instance, the Chinese government regulates both the number and timing or terms of Hollywood films released to the China market. The Company cannot provide assurance that the Chinese government will continue to permit the release of IMAX films in China or that the timing of IMAX releases will be favorable to the Company. There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. If the Company were unable to navigate China’s regulatory environment, including with respect to its current customs inquiry, or if the Company were unable to enforce its intellectual property or contract rights in China, the Company’s business could be adversely impacted. See note 13(g) “Contingencies and Guarantees” to the accompanying audited consolidated financial statements in Item 8 for more information.

In addition, on April 8, 2014, the Company announced the sale of a 20% stake in IMAX China to entities owned and controlled by FountainVest Partners and China Media Capital. The sale is comprised of two equal payment installments, the first of which was received on April 8, 2014, and the second of which was received on February 10, 2015. The Company believes that the sale has provided IMAX China with financial, strategic and operating benefits; however, there can be no assurances that these benefits will continue to be realized. Moreover, under certain circumstances, the investors have rights to redeem their interest in IMAX China, including for Company shares, which could have a potentially dilutive impact on the Company’s common shareholders.

Under common ownership, Wanda and AMC together account for a significant and growing portion of the Company’s revenue and backlog. A deterioration in the Company’s relationship with Wanda and/or AMC could materially, adversely affect the Company’s business, financial condition or results of operation.

In 2012, Dalian Wanda Group Co., Ltd. (“Dalian Wanda”), the parent company of Wanda, acquired AMC. Prior to the acquisition, AMC and Wanda were, respectively, the Company’s first and third largest customers. In December 2013, AMC completed an initial public offering of approximately 20% of its outstanding shares, with Dalian Wanda retaining the approximately 80% remaining. Under common ownership, Wanda and AMC together represent approximately 14.5%, 13.9% and 12.2% of the Company’s total revenue in 2014, 2013 and 2012, respectively. On December 18, 2013, Wanda exercised its option to expand its joint revenue sharing arrangement with IMAX with 80 additional IMAX theater systems. With the latest expansion of the Company’s joint revenue sharing arrangement with Wanda, Wanda and AMC together represented approximately 25.8% of the Company’s backlog as of December 31, 2014. The share of the Company’s revenue that is generated by Wanda and AMC is expected to continue to grow as the significant number of Wanda theater systems currently in backlog are opened. No assurance can be given that either Wanda and/or AMC will continue to purchase theater systems and/or enter into joint revenue sharing arrangements with the Company and if so, whether contractual terms will be affected. If the Company does business with either Wanda and/or AMC less frequently or on less favorable terms than currently, the Company’s business, financial condition or results of operations may be adversely affected.

The Company is undertaking new lines of business and these new business initiatives may not be successful.

The Company is undertaking new lines of business. These initiatives represent new areas of growth for the Company and could include the offering of new products and services that may not be accepted by the market. Some areas of potential growth for the Company are in the field of in-home entertainment technology, which is an intensively competitive business and which is dependent on consumer demand, over which the Company has no control. If any new business in which the Company invests or attempts to develop does not progress as planned, the Company may be adversely affected by investment expenses that have not led to the anticipated results, by write-downs of its equity investments, by the distraction of management from its core business or by damage to its brand or reputation.

In addition, these initiatives may involve the formation of joint ventures and business alliances. While the Company seeks to employ the optimal structure for each such business alliance, the alliance may require a high level of cooperation with and reliance on the Company’s partners and there is a possibility that the Company may have disagreements with its relevant partner with respect to financing, technological management, product development, management strategies or otherwise. Any such disagreement may cause the joint venture or business alliance to be terminated.

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

The Company owns or licenses patents issued and patent applications pending, including those covering its digital projector, digital conversion technology and laser illumination technology. The Company’s patents are filed in the United States, often with corresponding patents or filed applications in other jurisdictions, such as Canada, China, Belgium, Japan, France, Germany and the United Kingdom. The patent applications pending may not be issued or the patents may not provide the Company with any competitive advantages. The patent applications may also be challenged by third parties. Several of the Company’s issued patents in the United States, Canada and Japan for improvements to IMAX projectors, IMAX 3D Dome and sound system components expire between 2016 and 2031. Any claims or litigation initiated by the Company to protect its proprietary technology could be time consuming, costly and divert the attention of its technical and management resources.

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

The Company began implementation of a new ERP system in the first quarter of 2013. The Company continues to implement the ERP system and expand upon its functionality, with the next phase focused on implementation in additional business units and in its international operations. When implementation is complete, the new ERP system is expected to deliver a new generation of work processes and information systems. However, ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that take several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. If the Company does not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect the Company’s operations, financial reporting systems, the Company’s ability to produce financial reports, and/or the effectiveness of internal control over financial reporting. The Company continues to review the implementation effort as well as the impact on its internal controls over financial reporting and, where appropriate, is making changes to these controls over financial reporting to address these system changes.

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

A substantial portion of the Company’s revenues are denominated in U.S. dollars, while a substantial portion of its expenses are denominated in Canadian dollars. The Company also generates revenues in Chinese Yuan Renminbi, Euros and Japanese Yen. While the Company periodically enters into forward contracts to hedge its exposure to exchange rate fluctuations between the U.S. and the Canadian dollar, the Company may not be successful in reducing its exposure to these fluctuations. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. Even in jurisdictions in which the Company does not accept local currency, significant local currency issues may impact the profitability of the Company’s arrangements for the Company’s customers, which ultimately affect the Company’s ability to negotiate cost-effective arrangements and, therefore, the Company’s results of operations.

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

At December 31, 2014, the Company’s sales backlog included 397 theater systems, consisting of 176 systems under sales arrangements and 221 theater systems under joint revenue sharing arrangements. The Company lists signed contracts for theater systems for which revenue has not been recognized as sales backlog prior to the time of revenue recognition. The total value of the sales backlog represents all signed theater system sale or lease agreements that are expected to be recognized as revenue in the future and includes initial fees along with the present value of fixed minimum ongoing fees due over the term, but excludes contingent fees in excess of fixed minimum ongoing fees that might be received in the future and maintenance and extended warranty fees. Notwithstanding the legal obligation to do so, not all of the Company’s customers with which it has signed contracts may accept delivery of theater systems that are included in the Company’s backlog. This could adversely affect the Company’s future revenues and cash flows. In addition, customers with theater system obligations in backlog sometimes request that the Company agree to modify or reduce such obligations, which the Company has agreed to in the past under certain circumstances. Customer requested delays in the installation of theater systems in backlog remain a recurring and unpredictable part of the Company’s business.

The Company’s operating results and cash flow can vary substantially from period to period and could increase the volatility of its share price.

The Company’s operating results and cash flow can fluctuate substantially from period to period. In particular, fluctuations in theater system installations and gross box-office performance of IMAX DMR content can materially affect operating results. Factors that have affected the Company’s operating results and cash flow in the past, and are likely to affect its operating results and cash flow in the future, include, among other things:

•	the timing of signing and installation of new theater systems (particularly for installations in newly-built multiplexes, which can result in delays that are beyond the Company’s control);

•	the timing and commercial success of films distributed to the Company’s theater network;

•	the demand for, and acceptance of, its products and services;

•	the recognition of revenue of sales and sales-type leases;

•	the classification of leases as sales-type versus operating leases;

•	the volume of orders received and that can be filled in the quarter;

•	the level of its sales backlog;

•	the signing of film distribution agreements;

•	the financial performance of IMAX theaters operated by the Company’s customers and by the Company;

•	financial difficulties faced by customers, particularly customers in the commercial exhibition industry;

•	the magnitude and timing of spending in relation to the Company’s research and development efforts and related investments as well as new business initiatives; and

•	the number and timing of joint revenue sharing arrangement installations, related capital expenditures and timing of related cash receipts.

Most of the Company’s operating expenses are fixed in the short term. The Company may be unable to rapidly adjust its spending to compensate for any unexpected shortfall in sales, joint revenue sharing arrangements revenue or IMAX DMR revenue which would harm operating results for a particular period, although the results of any particular period are not necessarily indicative of its results for any period.

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

As at December 31, 2014, the Company had 45 theaters operating and a backlog of 25 theaters in Russia and the CIS. The continuation or escalation of the current geopolitical instability in Russia and the CIS could negatively impact the Company’s operations, sales, and future growth prospects in that region.

The Company’s stock price has historically been volatile and declines in market price, including as a result a market downturn, may negatively affect its ability to raise capital, issue debt, secure customer business and retain employees.

The Company is listed on the New York Stock Exchange (“NYSE”) and its publicly traded shares have in the past experienced, and may continue to experience, significant price and volume fluctuations. This market volatility could reduce the market price of its common stock, regardless of the Company’s operating performance. A decline in the capital markets generally, or an adjustment in the market price or trading volumes of the Company’s publicly traded securities, may negatively affect its ability to raise capital, issue debt, secure customer business or retain employees. These factors, as well as general economic and geopolitical conditions, may have a material adverse effect on the market price of the Company’s publicly traded securities.

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

Kodak is the Company’s sole supplier of analog film. Kodak has stated publicly that it intends to continue to own and operate its film products business, and to date, Kodak has continued to supply the Company with analog film. However, the Company can provide no assurance that Kodak either will continue to supply analog film under terms acceptable to the Company, or that it will continue to manufacture film at all. Furthermore, Fujifilm Corporation, which had been another significant supplier of analog film to the movie industry, announced in September 2012 that it would cease production for motion pictures beginning in March 2013. Although the Company released analog film print for only one film in 2014 and expects to release a very small number of analog film prints in 2015, as of December 31, 2014, the Company had 117 film-based theaters in its network, and the Company also uses analog film in its film-based cameras. Without a sufficient supply of analog film, the Company may be unable to supply film prints to its film-based theater customers, and it may be unable to utilize its film-based cameras for shooting IMAX films.

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

The Company faces cyber-security and similar risks, which could result in the disclosure, theft or loss of confidential or other proprietary information, including intellectual property; damage to the Company’s brand and reputation; legal exposure and financial losses.

The nature of the Company’s business involves access to and storage of confidential and proprietary content and other information including intellectual property, as well as information regarding the Company’s customers, employees, licensees and suppliers. Although the Company maintains robust procedures to safeguard such content and information, the Company’s information technology systems could be penetrated by internal or external parties intent on extracting information, corrupting information, stealing intellectual property or trade secrets, or disrupting business processes. Information security risks have increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. It is possible that computer hackers could compromise the Company’s security measures or the security measures of parties with whom the Company does business, and thereby obtain the confidential or proprietary information of the Company or its customers, employees, licensees and suppliers. Any such breach or unauthorized access could result in a disruption of the Company’s operations, the theft, unauthorized use or publication of the Company’s intellectual property and other proprietary information, a reduction of the revenues the Company is able to generate from its operations, damage to the Company’s brand and reputation, a loss of confidence in the security of the Company’s business and products, and significant legal and financial exposure, each of which could potentially have an adverse effect on the Company’s business.

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

The Company’s principal executive offices are located in Mississauga, Ontario, Canada, New York, New York, and Santa Monica, California. The Company’s principal facilities are as follows:

	Operation	Own/Lease	Expiration
Mississauga, Ontario(1)	Headquarters, Administrative, Assembly and Research and Development	Own	N/A
Playa Vista, California(2)	Sales, Marketing, Film Production and Post-Production	Own	N/A
Santa Monica, California	Sales, Marketing, Film Production and Post-Production	Lease	2015
New York, New York	Executive	Lease	2019
Beijing, China	Sales	Lease	2015
Tokyo, Japan	Sales, Marketing and Maintenance	Lease	2015
Shanghai, China	Sales, Marketing, Maintenance and Administrative	Lease	2016
Moscow, Russia	Sales	Lease	2015
London, United Kingdom	Sales	Lease	2015

(1)	This facility is subject to a charge in favor of Wells Fargo Bank in connection with a secured term and revolving credit facility (see note 11 to the accompanying audited consolidated financial statements in Item 8).
(2)	The lease on the Company’s current facility in Santa Monica, California is scheduled to expire in 2015. In 2014, the Company purchased land and commenced construction of a new Los Angeles-area facility in Playa Vista. The Company anticipates that construction of the new Playa Vista facility will be completed in 2015. A significant portion of the project is financed through a construction loan.

Item 3.	Legal Proceedings

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

In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, consisting of past and future rents owed to the Company, plus interest and costs, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India. The Company has opposed that application on a number of grounds and seeks to have the ICC award recognized in India. On June 13, 2013, the Bombay High Court ruled that it has jurisdiction over the proceeding but on November 19, 2013, the Supreme Court of India stayed proceedings in the High Court pending Supreme Court review of the High Court’s ruling. On June 24, 2011, the Company commenced a proceeding in the Ontario Superior Court of Justice for recognition of the ICC final award. On December 2, 2011, the Ontario Court issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application. On December 22, 2014, E-City filed a notice of motion in Ontario to set aside or stay the 2011 order recognizing the arbitral award in Ontario. In January 2013, the Company filed an action in the New York Supreme Court seeking to collect the amount owed to the Company by certain entities and individuals affiliated with E-City, and on July 11, 2014, the Company moved to amend its petition in the New York matter to have the Canadian judgment recognized as part of this proceeding. The Respondents in the New York action have answered and objected to the Company’s petition, and they have moved to dismiss for improper service of process. On July 29, 2014, the Company commenced a separate proceeding to have the Canadian judgment recognized in New York. On November 26, 2014, E-City filed a motion in the Bombay High Court seeking to enjoin IMAX from continuing the New York legal proceedings. On February 2, 2015, the Bombay High Court denied E-City’s request for an ad interim injunction.

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

The Company has also been involved in litigation against Gary Tsui (“Tsui”) and related parties in both Canada and China based on Tsui’s theft and use of the Company’s trade secrets. The Company filed a lawsuit against Tsui and other related individuals and entities in the Ontario Superior Court of Justice on December 8, 2009, through which the Company sought injunctive relief to prohibit Tsui from disclosing or using the Company’s confidential and proprietary information and from competing with the Company. The Ontario Court awarded the injunctive relief sought by the Company on December 22, 2009. On April 30, 2013, a warrant was issued for Tsui’s arrest based on his refusal to comply with the orders of the Ontario Court, including with respect to the continued use of the Company’s trade secrets. The Ontario action was heard in June 2014 and judgment was rendered in the Company’s favor. The Court awarded the Company $6.0 million in damages against all defendants for conversion and misuse of confidential information, $456,000 against all defendants for disgorgement of profits from the lost business opportunity, $50,000 from Tsui in punitive damages of prejudgment interest on the forgoing and $300,000 in costs against all defendants. The Company also initiated suits against Tsui in Beijing No. 1 Intermediate People’s Court in Beijing, China on February 16, 2013 and December 3, 2013, seeking relief similar to that sought in the Ontario action (the “Beijing Action”). In October, 2013, Jiangsu Sunway Digital Technology Co. Ltd (a company incorporated by Tsui), commenced an action against the Company in Zhenjiang Intermediate People’s Court, in Zhenjiang, China, alleging that the Company defamed and slandered the plaintiff through the commencement of the actions against Tsui in Canada and China referred to above, as well as several written communications to third parties (the “Zhenjiang Action”). In December 2014, the parties entered into a settlement agreement to settle, on terms which they agreed to maintain as confidential, all outstanding matters in connection with the Beijing Action and the Zhenjiang Action. The Company does not expect the settlement agreement to have a material impact on the financial position of the Company.

In November 2013, a purported class action complaint was filed in the United States District Court for the Northern District of Illinois (the “Court”) against IMAX Chicago Theatre LLC (“IMAX Chicago Theatre”), a subsidiary of the Company. The plaintiff, Scott Redman, alleges that IMAX Chicago Theatre provided certain credit card and debit card receipts to customers that were purportedly not in compliance with the applicable truncation requirements of the Fair and Accurate Credit Transactions Act. The plaintiff seeks statutory damages individually and on behalf of a putative class. On February 20, 2014, IMAX Chicago Theatre filed a motion to dismiss the complaint, which the Court denied on January 23, 2015. IMAX Chicago Theatre believes that it has meritorious defenses and intends to defend the lawsuit vigorously. However, given the early stage of the proceedings, IMAX Chicago Theatre is unable to predict the outcome of this matter and is unable to assess the potential impact, if any, of the lawsuit at this time.

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

The Company’s common shares are listed for trading under the trading symbol “IMAX” on the NYSE. Prior to the Company’s voluntary delisting on January 19, 2015, the Company’s shares were also listed for trading on the Toronto Stock Exchange (“TSX”). Prior to February 11, 2011, the Company’s common shares were listed for trading on the NASDAQ. The following table sets forth the range of high and low sales prices per share for the common shares on NYSE and the TSX.

	U.S. Dollars
	High	Low
NYSE
Year ended December 31, 2014
Fourth quarter	$31.38	$26.18
Third quarter	$28.56	$24.29
Second quarter	$28.51	$24.77
First quarter	$29.28	$25.97
Year ended December 31, 2013
Fourth quarter	$30.83	$25.84
Third quarter	$30.24	$24.70
Second quarter	$28.74	$23.80
First quarter	$26.80	$22.67

	Canadian Dollars
	High	Low
TSX
Year ended December 31, 2014
Fourth quarter	$36.12	$29.13
Third quarter	$32.50	$26.17
Second quarter	$31.17	$26.97
First quarter	$31.61	$28.47
Year ended December 31, 2013
Fourth quarter	$32.47	$26.77
Third quarter	$31.05	$25.83
Second quarter	$29.43	$24.99
First quarter	$27.41	$22.31

As at January 31, 2015, the Company had approximately 283 registered holders of record of the Company’s common shares.

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

Equity Compensation Plans

The following table sets forth information regarding the Company’s Equity Compensation Plan as at December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	6,521,494	$24.50	2,651,612
Equity compensation plans not approved by security holders	nil	nil	nil

Total	6,521,494	$24.50	2,651,612

Performance Graph

The following graph compares the total cumulative shareholder return for $100 invested (assumes that all dividends were reinvested) in common shares of the Company against the cumulative total return of the NYSE Composite Index, the S&P/TSX Composite Index and the Bloomberg Hollywood Reporter Index on December 31, 2009 to the end of the most recently completed fiscal year.

Issuer Purchases of Equity Securities

The Company’s common stock repurchase program activity for the three months ended December 31, 2014 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (a)	Maximum value of shares that may yet be purchased under the program
October 1 through October 31, 2014	26,629	$26.00	26,629	$146,941,074
November 1 through November 30, 2014	—	—	—	$146,941,074
December 1 through December 31, 2014	—	—	—	$146,941,074

Total	26,629	$26.00	26,629

(a)	On June 16, 2014, the Company’s Board of Directors approved a new $150.0 million share repurchase program for shares of the Company’s common stock, which expires June 30, 2017. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares, and the share repurchase program may be suspended or discontinued by the Company at any time.

The total number of shares purchased during the three months ended December 31, 2014 does not include any shares received in the administration of employee share-based compensation plans.

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

Capital Gains and Losses

Subject to the provisions of any relevant tax treaty, capital gains realized by a holder on the disposition or deemed disposition of common shares held as capital property will not be subject to Canadian tax unless the common shares are taxable Canadian property (as defined in the Income Tax Act (Canada)), in which case the capital gains will be subject to Canadian tax at rates which will approximate those payable by a Canadian resident. Common shares generally will not be taxable Canadian property to a holder provided that, at the time of the disposition or deemed disposition, the common shares are listed on a designated stock exchange (which currently includes the NYSE) unless at any time within the 60 month period immediately preceding such time (a) any combination of (i) such holder, (ii) persons with whom such holder did not deal at arm’s length or (iii) a partnership in which such holder or any such persons holds a membership interest either directly or indirectly through one or more partnerships, owned 25.0% or more of the issued shares of any class or series of shares of the Company and (b) more than 50% of the fair market value of the common shares was derived directly or indirectly from one or any combination of (i) real or immovable property situated in Canada, (ii) Canadian resource properties, (iii) timber resource properties, and (iv) options in respect of, or interests in, or for civil law rights in, property described in any of paragraphs (i) to (iii), whether or not the property exists. In certain circumstances set out in the Income Tax Act (Canada), the common shares may be deemed to be taxable Canadian property. Under the Canada-U.S. Income Tax Treaty, a holder entitled to the benefits of the Canada - U.S. Income Tax Treaty and to whom the common shares are taxable Canadian property will not be subject to Canadian tax on the disposition or deemed disposition of the common shares unless at the time of disposition or deemed disposition, the value of the common shares is derived principally from real property situated in Canada.

Item 6.	Selected Financial Data

The selected financial data set forth below is derived from the consolidated financial information of the Company. The financial information has been prepared in accordance with U.S. GAAP. All financial information referred to herein is expressed in U.S. dollars unless otherwise noted.

	Years Ended December 31,
(In thousands of U.S. dollars, except per share amounts)	2014	2013 (12)	2012	2011	2010
Statements of Operations Data:
Revenues
Equipment and product sales	$78,705	$78,663	$78,161	$85,016	$72,578
Services	142,607	139,464	135,071	105,262	121,026
Rentals	60,705	61,293	61,268	34,810	46,936
Finance income	8,524	8,142	7,523	6,162	4,789
Other(1)	—	375	732	3,848	400

	290,541	287,937	282,755	235,098	245,729

Costs and expenses applicable to revenues
Equipment and product sales(2)(3)	36,997	37,517	37,538	38,742	36,394
Services(2)(3)	62,228	68,844	70,570	66,972	60,287
Rentals(3)	17,928	16,973	21,402	14,301	11,111
Other	—	—	—	1,018	32

	117,153	123,334	129,510	121,033	107,824

Gross margin	173,388	164,603	153,245	114,065	137,905
Selling, general and administrative expenses(4)	93,260	84,854	81,560	73,157	78,757
Gain on curtailment of postretirement benefit plan(5)	—	(2,185)	—	—	—
Provision for arbitration award(6)	—	—	—	2,055	—
Research and development	16,096	14,771	11,411	7,829	6,249
Amortization of intangibles	1,724	1,618	706	465	513
Receivable provisions, net of recoveries	918	445	524	1,570	1,443
Asset impairments(7)	314	—	—	20	—
Impairment of investments(8)	3,206	—	150	—	—

Income from operations	57,870	65,100	58,894	28,969	50,943
Interest income	405	55	85	57	399
Interest expense	(924)	(1,345)	(689)	(1,827)	(1,886)

Income from operations before income taxes	57,351	63,810	58,290	27,199	49,456
(Provision for) recovery of income taxes(9)	(14,466)	(16,629)	(15,079)	(9,293)	52,574
Loss from equity-accounted investments, net of tax	(1,071)	(2,757)	(1,362)	(1,791)	(493)

Income from continuing operations	41,814	44,424	41,849	16,115	101,537
Income (loss) from discontinued operations, net of tax(10)	355	(309)	(512)	(855)	(297)

Net income	$42,169	$44,115	$41,337	$15,260	$101,240
Less: net income attributable to non-controlling interests(11)	(2,433)	—	—	—	—

Net income attributable to common shareholders	$39,736	$44,115	$41,337	$15,260	$101,240

Net income per share attributable to common shareholders - basic and diluted:
Net income per share - basic:
Net income per share from continuing operations	$0.57	$0.66	$0.64	$0.25	$1.60
Net income (loss) per share from discontinued operations	0.01	—	(0.01)	(0.01)	(0.01)

	$0.58	$0.66	$0.63	$0.24	$1.59

Net income per share - diluted:
Net income per share from continuing operations	$0.56	$0.64	$0.62	$0.23	$1.52
Net income (loss) per share from discontinued operations	—	—	(0.01)	(0.01)	—

	$0.56	$0.64	$0.61	$0.22	$1.52

(1)	The Company enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater systems. Each year, during the period of time between signing and theater system installation, certain customers are unable to, or elect not to, proceed with the theater system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and/or the Company may terminate the arrangement by default or by entering into a consensual buyout. In these situations the parties are released from their future obligations under the arrangement, and the initial payments that the customer previously made to the Company and recognized as revenue are typically not refunded. In addition, the Company enters into agreements with customers to terminate their obligations for a theater system configuration and enter into a new arrangement for a different configuration. Other revenues from settlement arrangements were $nil, $0.4 million, $0.7 million, $3.8 million, and $0.4 million in 2014, 2013, 2012, 2011 and 2010, respectively.
(2)	In 2014, the Company recognized a charge of $0.4 million in costs and expenses applicable to revenues for the write-down of certain service parts and theater system inventories. Included for the periods 2010 through 2014 are the following inventory write-downs:

	2014	2013	2012	2011	2010
Equipment and product sales	$209	$274	$795	$—	$827
Services	150	170	103	—	172

	$359	$444	$898	$—	$999

(3)	The Company recorded advertising, marketing, and commission costs for the periods 2010 through 2014 as listed below:

	2014	2013	2012	2011	2010
Equipment and product sales	$3,271	$2,522	$2,690	$2,394	$1,925
Services	7,701	4,552	4,773	5,648	2,793
Rentals	2,579	3,582	3,382	5,432	4,236

Advertising, marketing, and commission costs	$13,551	$10,656	$10,845	$13,474	$8,954

(4)	Includes share-based compensation expense of $15.1 million, $11.9 million, $13.1 million, $11.7 million and $26.0 million for 2014, 2013, 2012, 2011 and 2010, respectively.
(5)	In 2013, the Company amended its Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this amendment, the Company recognized a pre-tax curtailment gain of $2.2 million. See note 21(d) of the accompanying audited consolidated financial statements in Item 8 for more information.
(6)	In 2011, the Company recorded a provision of $2.1 million regarding an award issued in connection with an arbitration proceeding brought against the Company, relating to agreements entered into in 1994 and 1995 by its former Ridefilm subsidiary, whose business the Company discontinued through a sale to a third party in March 2001. The award was vacated as the parties entered into a confidential settlement agreement in which the parties agreed to dismiss any outstanding disputes among them.
(7)	In 2014, the Company recorded asset impairment charges of $0.3 million. Asset impairment charges related to the impairment of property, plant and equipment amounted to $nil, $nil, less than $0.1 million and less than $0.1 million in 2013, 2012, 2011 and 2010, respectively, after the Company assessed the carrying value of certain assets.
(8)	In 2014, the Company recognized a $3.2 million other-than-temporary impairment of its investments as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost. See notes 20(b) and 20(e) of the accompanying audited consolidated financial statements in Item 8 for more information. Charges resulting from the impairment of investments amounted to $nil, $0.2 million, $nil and $nil in 2013, 2012, 2011 and 2010, respectively.

(9)	The recovery for income taxes in the year ended December 31, 2010 includes a net non-cash income tax benefit of $55.5 million related to a decrease in the valuation allowance for the Company’s deferred tax assets and other tax adjustments. This release of the valuation allowance was recorded after it was determined that realization of this deferred income tax benefit is now more likely than not based on current and anticipated future earnings trends.
(10)	In 2014, the Company discontinued the operations of its owned and operated Nyack IMAX theater. The net income (loss) from the operation of the theater is reflected as a discontinued operation. See note 23 of the accompanying audited consolidated financial statements in Item 8 for more information.
(11)	Beginning in 2014, the Company’s consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the net proceeds are classified as redeemable non-controlling interest in temporary equity. In addition, the Company recognized the impact of a non-controlling interest in its subsidiary created for the Film Fund activity. See note 22 of the accompanying audited consolidated financial statements in Item 8 for more information.
(12)	Certain of the prior year’s figures have been reclassified to conform to the current year’s presentation.

BALANCE SHEET DATA

(in thousands of U.S. dollars)	As at December 31,
	2014	2013	2012	2011	2010
Cash and cash equivalents	$106,503	$29,546	$21,336	$18,138	$30,390
Total assets	$621,533	$481,145	$421,872	$407,249	$349,948
Total indebtedness	$4,710	$—	$11,000	$55,083	$17,500
Total shareholders’ equity	$382,775	$319,585	$253,079	$189,868	$155,878

QUARTERLY STATEMENTS OF OPERATIONS SUPPLEMENTARY DATA (UNAUDITED)

(in thousands of U.S. dollars, except per share amounts)	2014
	Q1	Q2	Q3	Q4
Revenues	$48,197	$79,145	$60,742	$102,457
Costs and expenses applicable to revenues	21,789	31,351	25,300	38,713

Gross margin	$26,408	$47,794	$35,442	$63,744

Income from continuing operations	$224	$13,779	$5,297	$22,514
Income from discontinued operations, net of tax	355	—	—	—

Net income	$579	$13,779	$5,297	$22,514

Net income attributable to common shareholders	$579	$13,307	$4,858	$20,992

Net income per share - basic	$0.01	$0.19	$0.07	$0.30
Net income per share - diluted	$0.01	$0.19	$0.07	$0.30

	2013
	Q1	Q2	Q3	Q4
Revenues	$49,666	$81,713	$51,507	$105,051
Costs and expenses applicable to revenues	23,476	38,078	24,055	37,725

Gross margin	$26,190	$43,635	$27,452	$67,326

Income from continuing operations	$2,961	$11,855	$1,737	$27,871
Loss from discontinued operations, net of tax	(100)	(39)	(128)	(42)

Net income	$2,861	$11,816	$1,609	$27,829

Net income attributable to common shareholders	$2,861	$11,816	$1,609	$27,829

Net income per share - basic	$0.04	$0.18	$0.03	$0.41
Net income per share - diluted	$0.04	$0.17	$0.03	$0.40

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

IMAX Corporation, together with its wholly-owned subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.” IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as such, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. There were 934 IMAX theater systems (809 commercial multiplexes, 19 commercial destinations, 106 institutional) operating in 62 countries as of December 31, 2014. This compares to 837 theater systems (701 commercial multiplexes, 19 commercial destinations, 117 institutional) operating in 57 countries as of December 31, 2013.

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

As a result of the immersiveness and superior image and sound quality of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for IMAX DMR films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX DMR films, generates incremental box-office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box-office generated by IMAX DMR films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood blockbuster films. Driven by the advent of digital technology that reduced the IMAX DMR conversion time and with the strengthening of the Company’s relationships with the major studios, the number of IMAX DMR films released to the theater network per year has increased to 40 films in 2014, up from 38 films in 2013 and 6 films in 2007. The Company expects to release a similar number of IMAX DMR films in 2015 as compared to 2014.

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. Accordingly, one of the Company’s key short-term initiatives has been the development of a next-generation laser-based digital projection system, which it began rolling out at the end of 2014. In order to develop the laser-based digital projection system, the Company obtained exclusive rights to certain laser projection technology and other technology with applicability in the digital cinema field from Eastman Kodak Company (“Kodak”) in 2011 and entered a co-development arrangement with Barco N.V. (“Barco”) to co-develop a laser-based digital projection system that incorporates Kodak technology in 2012. Furthermore, in the second quarter of 2014, the Company announced an agreement with Necsel IP, Inc. (“Necsel”) to be the exclusive worldwide provider of specified lasers for IMAX’s laser projection systems in exchange for preferred pricing and supply terms. The Company believes that these arrangements with Kodak, Barco and Necsel enable IMAX laser projectors to present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The Company also believes that its laser projection solution is the first IMAX digital projection system capable of illuminating the largest screens in its network.

The Company is also undertaking new lines of business, particularly in the area of home entertainment. In 2013, the Company announced new home theater initiatives, including a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater. The Company and TCL expect to launch the new home theater system in China, the Middle East and other select global markets in 2015. In April 2014, the Company, TCL and Wasu Digital TV media group (“WASU”) announced a joint-venture partnership whereby WASU will license and distribute IMAX-enhanced Hollywood and Chinese current theatrical and other content to the new home theater system. The Company is also developing other, related facets of a premium home entertainment platform designed to allow consumers to experience elements of The IMAX Experience® in their homes. The Company also recently began marketing and selling the IMAX Private Theatre, a cinema-grade, ultra-premium home theater system, and has signed agreements for 7 of such theaters to date.

Important factors that the Company’s Chief Executive Officer (“CEO”) Richard L. Gelfond uses in assessing the Company’s business and prospects include:

•	the signing, installation and financial performance of theater system arrangements (particularly its joint revenue sharing arrangements and new laser-based projection system);

•	film performance and the securing of new film projects (particularly IMAX DMR films);

•	revenue and gross margins from the Company’s operating segments;

•	operating leverage;

•	earnings from operations as adjusted for unusual items that the Company views as non-recurring;

•	short- and long-term cash flow projections;

•	the continuing ability to invest in and improve the Company’s technology to enhance its differentiation of presentation versus other cinematic experiences;

•	the overall execution, reliability and consumer acceptance of The IMAX Experience; and

•	the success of new business initiatives.

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

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network, which has grown by approximately 363% since the beginning of 2008. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box-office. The Company funds its joint revenue sharing arrangements through cash flows from operations and the Company’s credit facility. As at December 31, 2014, the Company had 451 theaters in operation under joint revenue sharing arrangements, a 18.1% increase as compared to the 382 joint revenue sharing arrangements open as at December 31, 2013. The Company also had contracts in backlog for an additional 221 theaters under joint revenue sharing arrangements as at December 31, 2014.

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

Other Theater Revenues

The Company derives a small portion of its revenues from other sources. As at December 31, 2014, the Company had three owned and operated IMAX theaters (December 31, 2013 – four owned and operated theaters). On January 30, 2014, the Company discontinued the operations of its owned and operated theater in Nyack, New York. In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to two theaters. The Company also rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers. Additionally, the Company generates revenues from the sale of after-market parts and 3D glasses.

Revenue from theater system arrangements is recognized at a different time from when cash is collected. See “Critical Accounting Policies” below for further discussion on the Company’s revenue recognition policies.

IMAX Theater Network

The following table outlines the breakdown of the theater network by type and geographic location as at December 31:

	2014 Theater Network Base				2013 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	329	6	50	385	319	6	55	380
Canada	36	2	8	46	34	2	8	44
Greater China(1)	215	—	19	234	150	—	23	173
Asia (excluding Greater China)	68	3	6	77	61	3	7	71
Western Europe	56	7	10	73	49	7	11	67
Russia & the CIS	45	—	—	45	40	—	—	40
Latin America(2)	31	—	11	42	25	—	11	36
Rest of the World	29	1	2	32	23	1	2	26

Total	809	19	106	934	701	19	117	837

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

As of December 31, 2014, 46.1% of IMAX systems in operation were located in the United States and Canada compared to 50.7% as at the end of last year. To minimize the Company’s credit risk, the Company retains title to the underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

The Company currently believes that over time its commercial multiplex theater network could grow to approximately 1,700 IMAX theaters worldwide from 809 commercial multiplex IMAX theaters operating as of December 31, 2014. While the Company continues to grow in the United States and Canada, it believes that the majority of its future growth will come from international markets. As at December 31, 2014, 53.9% of IMAX theater systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 49.3% as at December 31, 2013 with 2013 marking the first year in the Company’s history that revenues and gross box-office derived from outside the United States and Canada exceeded revenues and gross box-office from the United States and Canada. This trend has continued in 2014. Risks associated with the Company’s international business are described in Risk Factors – “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of Part I.

Greater China continues to be the Company’s second-largest and fastest-growing market. As at December 31, 2014, the Company had 234 theaters operating in Greater China with an additional 217 theaters (including two upgrades) in backlog that are scheduled to be installed in Greater China by 2021. The Company’s backlog in Greater China represents 54.7% of the Company’s current backlog. The Company continues to invest in joint revenue sharing arrangements with select partners to ensure ongoing revenue in this key market. The Company’s largest single international partnership is in China with Wanda Cinema Line Corporation (“Wanda”).

Wanda’s total commitment to the Company is for 210 theater systems, of which 195 theater systems are under the parties’ joint revenue sharing arrangement. Furthermore, the Company has a partnership with CJ CGV Holdings, Ltd., for a commitment of 95 theater systems, of which 75 theater systems will reside in China. The Company believes that the China market presents opportunities for additional growth with favorable market trends, including government initiatives to foster cinema screen growth, to support the film industry and to increase the number of Hollywood films distributed in China, including a 2012 agreement between the U.S. and the Chinese government to permit 14 additional IMAX or 3D format films to be distributed in China each year and to permit distributors to receive higher distribution fees. The Company cautions, however, that its expansion in China faces a number of challenges. See Risk Factors – “The Company faces risks in connection with the continued expansion of its business in China” in Item 1A of Part I. In 2010, the Company formed IMAX China Holding, Inc. (“IMAX China”) to facilitate the Company’s expansion in China. As of December 31, 2014, IMAX China had offices in Shanghai and Beijing and a total of 62 employees.

On April 8, 2014, the Company announced the investment (the “IMAX China Investment”) in its Greater China business by CMC Capital Partners (“CMC”), an investment fund that is focused on media and entertainment, and FountainVest Partners (“FountainVest”), a China-focused private equity firm. The IMAX China Investment provides for the sale and issuance of 20% of the shares of IMAX China to entities owned and controlled by CMC and FountainVest, with the intent of further strengthening the Company’s competitive position in China.

The sale price for the interest was $80.0 million, to be paid by the investors in two equal installments. The first installment was received on April 8, 2014, and the second installment was received on February 10, 2015. IMAX China remains a consolidated subsidiary of the Company.

The Company believes there have been a number of financial, strategic and operating benefits resulting from the IMAX China Investment. In particular, the Company believes that the investors’ knowledge of, and influence in, the Chinese media and entertainment industry has contributed to the continued expansion of IMAX’s theater network in China and the further strengthening of the Company’s government and industry relationships within China.

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at December 31:

	2014			2013
	IMAX Commercial Multiplex Theater Network			IMAX Commercial Multiplex Theater Network
	JRSA	Sale / Sales- type lease	Total	JRSA	Sale / Sales- type lease	Total
Domestic Total (United States & Canada)	252	113	365	237	116	353

International:
Greater China	127	88	215	85	65	150
Asia (excluding Greater China)	36	32	68	30	31	61
Western Europe	31	25	56	29	20	49
Russia & the CIS	—	45	45	—	40	40
Latin America	—	31	31	—	25	25
Rest of the World	5	24	29	1	22	23

International Total	199	245	444	145	203	348

Worldwide Total	451	358	809	382	319	701

As at December 31, 2014, 252 (2013 — 237) of the 451 (2013 — 382) theaters under joint revenue sharing arrangements in operation, or 55.9% (2013 — 62.0%) were located in the United States and Canada, with the remaining 199 (2013 — 145) or 44.1% (2013 — 38.0%) of arrangements being located in international markets. The Company continues to seek to expand its network of theaters under joint revenue sharing arrangements, particularly in select international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	December 31, 2014			December 31, 2013
	Number of Systems		Dollar Value (in thousands)	Number of Systems		Dollar Value (in thousands)
Sales and sales-type lease arrangements	176		$223,482	144		$177,956
Joint revenue sharing arrangements	221		45,648	263		51,983

	397	(1)(2)	$269,130	407	(1)(3)	$229,939

(1)	Includes 71 laser theater system configurations (2013 – 62), including upgrades and one of which is now operational. The Company continues to develop and roll out its laser projection system. See “Research and Development” in Item 1 of Part I for additional information.
(2)	Includes 27 upgrades to a digital theater system, in existing IMAX theater locations (2 xenon and 25 laser, of which 4 are under joint revenue sharing arrangements).
(3)	Includes 23 upgrades to a digital theater system, in existing IMAX theater locations (3 xenon and 20 laser, of which 4 are under joint revenue sharing arrangements).

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

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at December 31:

	2014				2013
	JRSA	Sale / Lease	Total		JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	30	27	57		33	22	55

International:
Greater China	164	53	217		200	39	239
Asia (excluding Greater China)	14	24	38		17	22	39
Western Europe	10	9	19		10	3	13
Russia & the CIS	—	25	25		—	19	19
Latin America	—	27	27		—	32	32
Rest of the World	3	11	14		3	7	10

International Total	191	149	340		230	122	352

Worldwide Total	221	176	397	(1)(2)	263	144	407	(1)(3)

(1)	Includes 71 laser theater system configurations (2013 – 62), including upgrades and one of which is now operational. The Company continues to develop and roll out its laser projection system. See “Research and Development” in Part I for additional information.
(2)	Includes 27 upgrades to a digital theater system, in existing IMAX theater locations (2 xenon and 25 laser, of which 4 are under joint revenue sharing arrangements).
(3)	Includes 23 upgrades to a digital theater system, in existing IMAX theater locations (3 xenon and 20 laser, of which 4 are under joint revenue sharing arrangements).

Approximately 85.6% of IMAX theater system arrangements in backlog as at December 31, 2014 are scheduled to be installed in international markets (2013 – 86.5%).

The following reflects the Company’s signings and installations for the years ended December 31:

	Years Ended December 31,
	2014		2013
Theater System Signings:
Full new sales and sales-type lease arrangements	81	(1)	56	(1)
New joint revenue sharing arrangements	23		190

Total new theaters	104		246
Upgrades of IMAX theater systems	14	(2)(3)	31	(2)(3)

Total theater signings	118		277

	Years Ended December 31,
	2014		2013
Theater System Installations:
Full new sales and sales-type lease arrangements	46		47	(4)
New joint revenue sharing arrangements	67		65

Total new theaters	113		112
Upgrades of IMAX theater systems	8	(3)	21	(4)

Total theater installations	121		133

(1)	Includes three signings which replaced theaters under an existing arrangement in backlog (2013 – three signings) and one new xenon-based digital system under a short-term operating lease arrangement.
(2)	Includes five signings for the installation of laser-based digital systems in existing theater locations (2013 – 15 signings).
(3)	Includes three signings and two installations of upgrades to xenon-based digital systems under short-term operating lease arrangements (2013 - 10 signings, 8 installations).
(4)	Includes the following items: (i) one new xenon-based digital system under a short-term operating lease arrangement in an existing theater location; (ii) one theater system which has increased the Company’s institutional theater network; and (iii) one IMAX Private Theater (the first of its kind in the IMAX theater network).

The Company estimates that it will install a similar number of new theater systems (excluding digital upgrades) in 2015 as the Company installed in 2014. The Company’s installation estimates includes scheduled systems from backlog, as well as the Company’s estimate of installations from arrangements that will sign and install in the same calendar year. The Company cautions, however, that theater system installations may slip from period to period over the course of the Company’s business, usually for reasons beyond its control.

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

IMAX films benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting selected scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by shooting the film in a larger aspect ratio. Certain films also enjoy early release windows exclusively in IMAX. Several recent films have featured select sequences shot with IMAX cameras including Interstellar: The IMAX Experience, released in November 2014; Transformers Age of Extinction: An IMAX 3D Experience, released in June 2014; Star Trek Into Darkness: An IMAX 3D Experience, released in May 2013; The Hunger Games: Catching Fire: The IMAX Experience, released in November 2013 and The Dark Knight Rises: The IMAX Experience, released in July 2012, which featured over an hour of footage shot with IMAX cameras. In addition, several recent movies, including Guardians of the Galaxy: An IMAX 3D Experience, released in August 2014; Transformers; Age of Extinction: An IMAX 3D Experience, released in June 2014; I, Frankenstein: An IMAX 3D Experience, released in January 2014; Oblivion: The IMAX Experience, released in 2013 and Skyfall: The IMAX Experience, released in 2012 have featured footage taking advantage of the larger projected IMAX aspect ratio.

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

The Company believes that the growth in international box-office is an important driver of future growth for the Company. During 2014, 60.9% of the Company’s gross box-office from IMAX DMR films was generated in international markets, as compared to 54.0% in 2013. To support growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets. During 2014, the Company released seven local language IMAX DMR films, including six in China and one in India. In 2013, nine local language IMAX DMR films were released, including five in China and one in each of Japan, Russia, France, and India. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX network in 2015 and beyond.

To date, the Company has announced the following 26 DMR titles to be released in 2015 to the IMAX theater network:

•	Taken 3: The IMAX Experience (20th Century Fox, January 2015, select international markets);

•	American Sniper: The IMAX Experience (Warner Bros. Pictures, January 2015);

•	Game of Thrones: The IMAX Experience (Season 4, Episodes 9 and 10)(Warner Bros. Pictures, January 2015);

•	Kingsman: The Secret Service: The IMAX Experience (20th Century Fox, January 2015, international only);

•	Seventh Son: An IMAX 3D Experience (Universal Studios, January 2015, wide release);

•	Jupiter Ascending: An IMAX 3D Experience (Warner Bros. Pictures, February 2015);

•	Fifty Shades of Grey: The IMAX Experience (Universal Studios, February 2015, Domestic only);

•	Wolf Totem: The IMAX Experience (China Film Group, February 2015, China only);

•	Dragon Blade: An IMAX 3D Experience (Shanghai Film Group, February 2015, China only);

•	Focus: The IMAX Experience (Warner Bros. Pictures, February 2015);

•	Chappie: The IMAX Experience (Sony Pictures Entertainment, March 2015);

•	Cinderella: The IMAX Experience (Walt Disney Studios, March 2015);

•	The Divergent Series: Insurgent: An IMAX 3D Experience (Summit Entertainment, March 2015);

•	Furious 7: The IMAX Experience (Universal Studios, April 2015);

•	Dragon Ball Z: Revival of ‘F’: An IMAX 3D Experience (Toei Animation, April 2015, Japan only);

•	The Avengers: Age of Ultron: An IMAX 3D Experience (Walt Disney Studios, May 2015);

•	Tomorrowland: The IMAX Experience (Walt Disney Studios, May 2015);

•	Jurassic World: An IMAX 3D Experience (Universal Studios, June 2015);

•	Terminator Genisys: The IMAX Experience (Paramount Pictures, July 2015);

•	Mission: Impossible 5: The IMAX Experience (Paramount Pictures, July 2015);

•	Crouching Tiger, Hidden Dragon: The Green Legend: The IMAX Experience (China Film Group, August 2015);

•	Everest: An IMAX 3D Experience (Universal Studios, September 2015);

•	The Walk: The IMAX Experience (Sony Pictures Entertainment, October 2015);

•	Crimson Peak: The IMAX Experience (Universal Studios, October 2015);

•	The Hunger Games: Mockingjay Part 2: An IMAX 3D Experience (Lionsgate, November 2015); and

•	Star Wars: The Force Awakens: An IMAX 3D Experience (Walt Disney Studios, December 2015).

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate, and anticipates that a similar number of IMAX DMR films will be released to the IMAX network in 2015 to the films that were released to the IMAX network in 2014 .

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

In 2014, the Company announced the creation of the Film Fund to co-finance a portfolio of 10 original large format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company, which will contribute $9.0 million to the Film Fund over five years, anticipates the Film Fund will be self-perpetuating, with a portion of box office proceeds reinvested into the Film Fund to generate a continuous, steady flow of high-quality documentary content. In 2014, the Film Fund invested $7.5 million toward the development original films.

The Company anticipates that the Film Fund will finance a number of Company-produced films going forward. Previously, films produced by the Company were typically financed through third parties, whereby the Company generally received a film production fee and a distribution fee in exchange for producing and distributing the film. The ownership rights to such films were held by the film sponsors, the film investors and/or the Company. The Company utilizes third-party funding for the majority of original films it produces and distributes. In 2014, the Company, in conjunction with WB, the Company released an IMAX original production, Island of Lemurs: Madagascar. In 2012, the Company, along with WB and MacGillivray Freeman Films, Inc. (“MFF”), released an original title, To the Artic 3D. In 2011, the Company, along with WB, released Born to be Wild 3D. In January 2013, the Company announced an agreement with MFF to jointly finance, market and distribute up to four films (with an option for four additional films) produced by MFF to be released exclusively to IMAX theaters. The agreement will ensure IMAX’s institutional theater partners access to a steady flow of the highest-quality, large-format documentaries over the years to come. One of the four films produced under the MFF agreement, Journey to the South Pacific had a limited release in November 2013 and a wide release in early 2014.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company prepares its consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to selling prices associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; write-downs for inventory obsolescence; ultimate revenues for film assets; impairment provisions for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post retirement assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in note 2 to its audited consolidated financial statements in Item 8 of the Company’s 2014 Form 10-K.

The Company considers the following significant estimates, assumptions and judgments to have the most significant effect on its results:

Revenue Recognition

The Company generates revenue from various sources as follows:

•	design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 62 countries as at December 31, 2014;

•	production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	operation of certain IMAX theaters primarily in the United States;

•	provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.

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

For arrangements entered into or materially modified after January 1, 2011, consideration is allocated to each unit of accounting based on the unit’s relative selling prices. The Company uses vendor-specific objective evidence of selling price (VSOE) when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. VSOE is established for the Company’s System Deliverable, maintenance and extended warranty services and film license arrangements. The Company uses a best estimate of selling price (BESP) for units of accounting that do not have VSOE or third party evidence of selling price. The Company determines BESP for a deliverable by considering multiple factors including the Company’s historical pricing practices, product class, market competition and geography.

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

Goodwill impairment is assessed at the reporting unit level by comparing the unit’s carrying value, including goodwill, to the fair value of the unit. The Company completed a full quantitative analysis as required by ASC 350 – “Intangibles – Goodwill and Other” (Step 1) in 2014. The carrying values of each unit are subject to allocations of certain assets and liabilities that the Company has applied in a systematic and rational manner. The fair value of the Company’s units is assessed using a discounted cash flow model. The model is constructed using the Company’s budget and long-range plan as a base. The Company performs a qualitative assessment of its reporting units and certain select quantitative calculations against its current long range plan to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount (Step 0).

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

The discount rate used is a key assumption in the determination of the pension benefit obligation and expense. A 1.0% change in the discount rate used would result in a $2.4 million reduction or a $2.9 million increase in the pension benefit obligation with a corresponding benefit or charge recognized in other comprehensive income in the year.

Deferred Tax Asset Valuation

As at December 31, 2014, the Company had net deferred income tax assets of $23.1 million. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historical operating results, projected future operating results, reversing temporary differences, contracted sales backlog at December 31, 2014, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies.

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

Impact of Recently Issued Accounting Pronouncements

See note 3 to the audited consolidated financial statements in Item 8 of the Company’s 2014 Form 10-K for information regarding the Company’s recent changes in accounting policies and the impact of recently issued accounting pronouncements impacting the Company.

DISCONTINUED OPERATIONS

On January 30, 2014, the Company’s lease with respect to its owned and operated Nyack IMAX theater ended and the Company decided not to renew the lease. In 2014, revenues for the Nyack IMAX theater were less than $0.1 million (2013 – $1.3 million, 2012 – $1.5 million) and the Company recognized income of $0.4 million, net of a tax expense of $0.2 million, in 2014 (2013 – loss of $0.3 million, 2012 – loss of $0.5 million) from the operation of the theater. The transactions of the Company’s owned and operated Nyack theater are reflected as discontinued operations. See note 23 to the audited consolidated financial statements in Item 8 of the Company’s 2014 Form 10-K for more information.

ASSET IMPAIRMENTS AND OTHER CHARGES (RECOVERIES)

The following table identifies the Company’s charges (recoveries) relating to the impairment of assets:

	Years Ended December 31,
(in thousands of U.S. dollars)	2014	2013	2012
Asset impairments
Property, plant and equipment	$314	$—	$—
Other charges (recoveries):
Accounts receivable	725	(35)	606
Financing receivables	193	480	(82)
Inventories	359	444	898
Impairment of investments	3,206	—	150
Property, plant and equipment	440	384	18
Other intangible assets	57	63	11
Other assets	—	—	6

Total asset impairments and other charges	$5,294	$1,336	$1,607

Asset Impairments

The Company records asset impairment charges for property, plant and equipment after an assessment of the carrying value of certain asset groups in light of their future expected cash flows. During 2014, the Company recorded total asset impairment charges of $0.3 million as the Company recognized that the carrying values for the assets exceeded the expected undiscounted future cash flows. No such charges were recognized in 2013 and 2012.

Other Charges (Recoveries)

The Company recorded a $0.4 million provision (2013 — $0.5 million; 2012 — $0.9 million) in costs and expenses applicable to revenues due to a reduction in the net realizable value of its inventories. These charges primarily resulted from a reduction in the net realizable value of its theater system equipment inventories and certain service part inventories due to normal operational activity.

The Company recorded a net provision of $0.7 million in 2014 (2013 — less than $0.1 million recovery; 2012 — $0.6 million provision) in accounts receivable based on the Company’s ongoing assessment of the collectability of specific customer balances.

In 2014, the Company also recorded a net provision of $0.2 million in financing receivables (2013 — $0.5 million provision; 2012 — $0.1 million recovery). Provisions of the Company’s financing receivables is recorded when the collectibility associated with certain financing receivables is uncertain. These provisions are adjusted when there is a significant change in the amount or timing of the expected future cash flows or when actual cash flows differ from cash flows previously expected.

In 2014, the Company recognized a $3.2 million other-than-temporary impairment of its investments as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost (2013 — $nil; 2012 — $0.2 million).

In 2014, the Company recorded a charge of $0.5 million (2013 — $0.4 million; 2012 — less than $0.1 million) reflecting assets that were no longer in use.

NON-GAAP FINANCIAL MEASURES

In this report, the Company presents adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share as supplemental measures of performance of the Company, which are not recognized under U.S. GAAP. The Company presents adjusted net income and adjusted net income per diluted share because it believes that they are important supplemental measures of its comparable controllable operating performance and it wants to ensure that its investors fully understand the impact of its stock-based compensation (net of any related tax impact) on net income. In addition, the Company presents adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share because it believes that they are important supplemental measures of its comparable financial results and could potentially distort the analysis of trends in business performance and it wants to ensure that its investors fully understand the impact of net income attributable to non-controlling interests and its stock-based compensation (net of any related tax impact) in determining net income attributable to common shareholders. The Company presents adjusted gross margin from its joint revenue sharing arrangements segment excluding initial launch costs because it believes that it is an important supplemental measure used by management to evaluate ongoing joint revenue sharing arrangement theater performance. Management uses these measures to review operating performance on a comparable basis from period to period. However, these non-GAAP measures may not be comparable to similarly titled amounts reported by other companies. Adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share should be considered in addition to, and not as a substitute for, net income and net income attributable to common shareholders and other measures of financial performance reported in accordance with U.S. GAAP.

RESULTS OF OPERATIONS

Management, including the Company’s CEO, who is the Company’s Chief Operating Decision Maker (as defined in the Segment Reporting Topic of the FASB ASC), assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), write-downs net of recoveries, interest income, interest expense and tax (provision) recovery are not allocated to the segments. As identified in note 19 to the audited consolidated financial statements in Item 8 of the Company’s 2014 Form 10-K, the Company has the following seven reportable segments identified by category of product sold or service provided:

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

The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements in Item 8 of the Company’s 2014 Form 10-K.

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

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue			Gross Margin
(In thousands of U.S. dollars)	Years Ended December 31,			Years Ended December 31,
	2014	2013	2012	2014	2013	2012
IMAX Theater Systems
IMAX Systems
Sales and sales-type leases(1)	$58,875	$65,944	$69,988	$34,483	$35,652	$36,974
Ongoing rent, fees, and finance income(2)	14,117	14,245	13,417	13,445	13,388	13,271
Other	12,154	11,182	13,019	129	102	1,057

	85,146	91,371	96,424	48,057	49,142	51,302

Theater System Maintenance	34,042	31,978	28,629	12,375	12,096	10,970

Joint Revenue Sharing Arrangements	68,418	64,130	57,526	44,714	44,565	37,308

Film
Production and IMAX DMR	83,172	83,496	78,050	62,922	56,088	49,355
Film distribution and post-production	19,763	16,962	22,126	5,320	2,712	4,310

	102,935	100,458	100,176	68,242	58,800	53,665

	$290,541	$287,937	$282,755	$173,388	$164,603	$153,245

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Year Ended December 31, 2014 Versus Year Ended December 31, 2013

The Company reported net income of $42.2 million or $0.61 per basic share and $0.59 per diluted share for the year ended December 31, 2014 as compared to net income of $44.1 million or $0.66 per basic share and $0.64 per diluted share for the year ended December 31, 2013. Net income for the year ended December 31, 2014 includes a $15.1 million charge or $0.22 per diluted share (2013 — $11.9 million or $0.17 per diluted share) for stock-based compensation. Adjusted net income, which consists of net income excluding the impact of stock-based compensation and the related tax impact, was $54.9 million or $0.78 per diluted share for the year ended December 31, 2014 as compared to adjusted net income of $55.7 million or $0.81 per diluted share for the year ended December 31, 2013. Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation and the related tax impact, was $52.5 million or $0.75 per diluted share for the year ended December 31, 2014 as compared to adjusted net income attributable to common shareholders of $55.7 million or $0.81 per diluted share for the year ended December 31, 2013. A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

	Year Ended December 31,
	2014			2013
	Net Income	Diluted EPS		Net Income	Diluted EPS
Reported net income	$42,169	$0.59	(1)	$44,115	$0.64
Adjustments:
Stock-based compensation	15,128	0.22		11,928	0.17
Tax impact on items listed above	(2,370)	(0.03)		(344)	—

Adjusted net income	54,927	0.78		55,699	0.81
Net income attributable to non-controlling interests	(2,433)	(0.03)		—	—

Adjusted net income attributable to common shareholders	$52,494	$0.75	(1)	$55,699	$0.81

Weighted average diluted shares outstanding		69,754			68,961

(1)	Includes impact of $0.4 million of accretion charges associated with redeemable common stock.

Revenues and Gross Margin

The Company’s revenues for the year ended December 31, 2014 increased 0.9% to $290.5 million from $287.9 million in 2013, primarily due to an increase in revenues from the Company’s joint revenue sharing arrangements, theater system maintenance and film segments, mostly offset by a decrease in revenues from the Company’s IMAX systems segment. The gross margin across all segments in 2014 was $173.4 million, or 59.7% of total revenue, compared to $164.6 million, or 57.2% of total revenue in 2013.

IMAX Systems

IMAX systems revenue decreased 6.8% to $85.1 million in 2014 as compared to $91.4 million in 2013 resulting primarily from the revenue recognition in 2013 of a number of previously installed digital upgrade theater systems which had been deferred from a prior period.

Revenue from sales and sales-type leases decreased 10.7% to $58.9 million in 2014 from $65.9 million in 2013. The Company recognized revenue on 46 full, new theater systems which qualified as either sales or sales-type leases in 2014, with a total value of $55.6 million, versus 45 full, new theater systems in 2013 with a total value of $54.9 million. The Company also recognized revenue on the installation of 3 xenon-based digital upgrades in 2014, with a total value of $2.3 million, as compared to 5 xenon-based digital upgrades in 2013, with a total value of $3.2 million. Digital upgrades typically have lower sales prices and gross margin than full theater system installations. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital theater systems increase flexibility and profitability for the Company’s existing exhibition customers. There were no used theater systems installed in the year ended December 31, 2014. In 2013, the Company installed and recognized one used 3D GT theater system with a total value of $1.2 million.

In 2013, the Company recognized revenue under a digital upgrade arrangement for 13 theater systems (10 sales and 3 operating leases) which were previously installed, but for which revenue recognition was deferred. The arrangement provided the customer with standard digital upgrades, which were installed, and a number of as-of-yet undeveloped upgrades. The Company’s policy is to defer revenue recognition until the upgrade right expires, if applicable, or a digital upgrade is delivered. In 2013, the upgrade right in the agreement expired such that contract consideration became fixed. Therefore, the Company recognized revenue and gross margin of $3.1 million and a loss of $0.3 million, respectively, from the 10 theater systems which qualify as sales. Revenue earned from the 3 theater systems, which qualify as operating leases, are included in the Company’s ongoing rent revenue and finance income discussion below.

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

Average revenue per full, new sales and sales-type lease systems was $1.2 million in 2014, which was consistent with the prior year. Average revenue per digital upgrade was $0.8 million in 2014, as compared to $0.6 million in 2013. The average revenue per full, new sales and sales-type lease systems varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors.

The installation of theater systems in newly-built theaters or multiplexes, which make up a large portion of the Company’s theater system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangements (see discussion below) installations by theater system configuration for 2014 and 2013 is outlined in the table below:

	2014		2013
New IMAX xenon-based digital theater systems - installed and recognized
Sales and sales-types lease arrangements	46		46	(2)(3)
Short-term operating lease arrangement	—		1	(1)
Joint revenue sharing arrangements	67		65	(1)

Total new theater systems	113		112

IMAX xenon-based digital theater system upgrades - installed and recognized
Sales and sales-types lease arrangements	3		5
Short-term operating lease arrangements	3	(1)	13	(1)
Joint revenue sharing arrangements	2		3	(1)

Total upgraded theater systems	8		21

Total theater systems installed	121		133

(1)	Reflects xenon-based digital system configurations, which will be upgraded to a laser-based digital system configuration at a future date.
(2)	Includes one used IMAX 3D GT system resulting in an addition to the Company’s institutional theater network.
(3)	Includes one IMAX Private Theater, the first of its kind in the Company’s theater network.

Revenues from sales and sales-type leases include settlement revenue of $nil in 2014 as compared to $0.4 million in 2013.

IMAX theater system margin from full, new sales and sales-type lease systems, excluding the impact of settlements, was 63.4% in 2014, as compared to 63.3% in 2013. Gross margin from digital upgrades was $1.2 million in 2014, as compared to $1.3 million in 2013. Gross margin varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location and other various factors. In addition, in 2014, the Company incurred a charge of $0.8 million for equipment to enable certain theaters to elect to exhibit certain films in analog format. Furthermore, in 2014, the Company recorded a write-down of certain film-based projector inventories of $0.2 million, as compared to $0.3 million in 2013.

In 2014, the Company donated, and recognized the associated costs, of a full, new xenon-based digital theater system to the University of Southern California’s School of Cinematic Arts. The theater, which is the first teaching lab of its kind in a collegiate setting, will give students the opportunity to learn about the latest innovations in filmmaking, set design, sound and post-production.

Ongoing rent revenue and finance income decreased to $14.1 million in 2014 compared to $14.2 million in 2013. Gross margin for ongoing rent and finance income was consistent at $13.4 million in 2014 and 2013, respectively. Contingent fees included in this caption amounted to $3.0 million and $3.7 million in 2014 and 2013, respectively.

Other revenue increased to $12.2 million in 2014 as compared to $11.2 million in 2013, primarily due to an increase in revenue from the Company’s after-market sales of 3D glasses. Other revenue primarily includes revenue generated from the Company’s theater operations, camera rental business and after-market sales of projection system parts and 3D glasses.

The gross margin recognized from other revenue was $0.1 million in 2014, which was consistent with the prior year.

Theater System Maintenance

Theater system maintenance revenue increased 6.5% to $34.0 million in 2014 from $32.0 million in 2013. Theater system maintenance gross margin increased to $12.4 million in 2014 from $12.1 million in 2013. The Company recorded a write-down of $0.2 million for certain service parts inventories in 2014 and 2013, respectively. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume - pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenues from joint revenue sharing arrangements increased 6.7% to $68.4 million in 2014 from $64.1 million in 2013. The Company ended the year with 451 theaters operating under joint revenue sharing arrangements, as compared to 382 theaters at the end of 2013, an increase of 18.1%. The increase in revenues from joint revenue sharing arrangements was largely due to the greater number of theaters under joint revenue sharing arrangements in operation as compared to the prior year. During 2014, the Company installed 67 full, new theaters under joint revenue sharing arrangements, as compared to 65 full new theaters during 2013.

The gross margin from joint revenue sharing arrangements was $44.7 million in 2014 as compared to $44.6 million in 2013. Included in the calculation of the 2014 gross margin were certain advertising, marketing and commission costs primarily associated with new theater launches of $3.2 million, as compared to $3.6 million for such expenses in 2013. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses from both periods, was $47.9 million in 2014, compared to $48.1 million in 2013. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

(In thousands of U.S. Dollars)	2014	2013
Gross margin from joint revenue sharing arrangements	$44,714	$44,565
Add:
Advertising, marketing and commission costs	3,154	3,582

Adjusted gross margin from joint revenue sharing arrangements	$47,868	$48,147

Film

Revenue from the Company’s film segments was $102.9 million in 2014 and $100.5 million in 2013. Gross box-office generated by IMAX DMR films increased 3.2% to $750.2 million in 2014 from $726.6 million in 2013, primarily due to continued network growth. Film production and IMAX DMR revenues were consistent at $83.2 million in 2014 and $83.5 million in 2013. Gross box-office per screen for 2014 averaged $1,020,600, in comparison to $1,150,900 in 2013. In 2014, gross box-office was generated primarily from the exhibition of 50 films listed below (40 new and 10 carryovers), as compared to 44 (38 new and 6 carryover) films exhibited in 2013:

2014 Films Exhibited

Despicable Me 2: An IMAX 3D Experience

Gravity: An IMAX 3D Experience

Thor: The Dark World: An IMAX 3D Experience

Ender’s Game: The IMAX Experience

The Hunger Games: Catching Fire: The IMAX Experience

2013 Films Exhibited

The Polar Express: An IMAX 3D Experience

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

Lucy: The IMAX Experience

The White Haired Witch of Lunar Kingdom: An IMAX 3D Experience

Guardians of the Galaxy: An IMAX 3D Experience

Teenage Mutant Ninja Turtles: An IMAX 3D Experience

The Expendables 3: The IMAX Experience

Forrest Gump: The IMAX Experience

The Maze Runner: The IMAX Experience

The Equalizer: The IMAX Experience

Breakup Buddies: The IMAX Experience

Bang Bang: The IMAX Experience

Dracula Untold: The IMAX Experience

John Wick: The IMAX Experience

Fury: The IMAX Experience

Interstellar: The IMAX Experience

Big Hero 6: An IMAX 3D Experience

Penguins of Madagascar: An IMAX 3D Experience

Exodus: Gods and Kings: An IMAX 3D Experience

The Hobbit: The Battle of the Five Armies: An IMAX 3D Experience

Gone with the Bullets: An IMAX 3D Experience

Seventh Son: An IMAX 3D Experience

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

Riddick: An IMAX 3D Experience

The Wizard of Oz: An IMAX 3D Experience

Young Detective Dee: Rise of the Sea Dragon: An IMAX 3D Experience

Metallica Through the Never: An IMAX 3D Experience

Gravity: An IMAX 3D Experience

Stalingrad: An IMAX 3D Experience

Captain Phillips: The IMAX Experience

The Young and Prodigious T.S. Spivet: An IMAX 3D Experience

Thor: The Dark World: An IMAX 3D Experience

Ender’s Game: The IMAX Experience

The Hunger Games: Catching Fire: The IMAX Experience

The Hobbit: The Desolation of Smaug: An IMAX 3D Experience

Dhoom 3: The IMAX Experience

Police Story: An IMAX 3D Experience

The Crossing Part 1: An IMAX 3D Experience

Night at the Museum: Secret of the Tomb: An IMAX 3D Experience

The Polar Express: An IMAX 3D Experience

Other revenues attributable to the film segment increased 16.5% to $19.8 million in 2014 from $17.0 million in 2013. This increase was attributable to the wide release of two IMAX original productions, Journey to the South Pacific and Island of Lemurs: Madagascar, in 2014, whereas, in 2013, the Company only had a limited release of Journey to the South Pacific and an increase in post-production as compared to the prior year.

The Company’s gross margin from its film segments increased 16.1% in 2014 to $68.2 million from $58.8 million in 2013. Film production and IMAX DMR gross margins increased to $62.9 million from $56.1 million primarily due to continued network growth and lower DMR production and print costs. Other gross margin attributable to the film segment was $5.3 million in 2014 as compared to $2.7 million in 2013, primarily due to the wide release of two IMAX original productions, as described above, and an increase in post-production business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $93.3 million in 2014, as compared to $84.9 million in 2013. The $8.4 million increase experienced from the prior year comparative period was largely the result of the following:

•	a $3.2 million increase in the Company’s stock-based compensation;

•	a $2.9 million increase in salaries and benefits and other staff costs;

•	a $0.8 million increase due to a change in foreign exchange rates. During the year ended December 31, 2014, the Company recorded a foreign exchange loss of $1.5 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities as compared to a loss of $0.7 million recorded in 2013. See note 15(b) of the audited consolidated financial statements in Item 8 of the Company’s 2014 Form 10-K for more information;

•	a $0.7 million net increase in advertising and promotion related activities; and

•	a $0.9 million net increase other general corporate expenditures.

Gain on Curtailment of Postretirement Benefit Plan

In 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company recognized a pre-tax curtailment gain of $2.2 million.

Research and Development

Research and development expenses increased to $16.1 million in 2014 compared to $14.8 million in 2013 and are primarily attributable to the development of the Company’s new laser-based digital projection system. The Company developed its next-generation laser projector, which provides greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. As of December 31, 2014, the Company had 71 laser-based digital theater systems in its backlog, of which one is now operational.

The Company intends for additional research and development to continue throughout 2015 as the Company supports further development of the laser-based projection system. In addition, the Company plans to continue research and development activity in the future in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing and manufacturing more IMAX cameras, enhancing the Company’s 2D and 3D image quality, expanding the applicability of the Company’s digital technology, and using such technology to help expand the Company’s home entertainment platform, developing IMAX theater systems’ capabilities in both home and live entertainment, and further enhancing the IMAX theater and sound system design through the addition of more channels, improvements to the Company’s proprietary tuning system and mastering processes.

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.9 million in 2014, as compared to $0.4 million in 2013.

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

Asset Impairments and Other Charges

The Company recorded an asset impairment charge of $0.3 million in 2014 against property, plant and equipment after the Company assessed the carrying value of certain assets in light of their future expected cash flows. The Company did not recognize any asset impairment charges in the prior year comparative period.

In 2014, the Company recognized a $3.2 million other-than-temporary impairment of its investments as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost. No such charge was recognized in 2013.

In 2014 and 2013, the Company recorded a charge of $0.5 million and $0.4 million, respectively, reflecting assets that no longer meet capitalization requirements as the assets were no longer in use.

Interest Income and Expense

Interest income was $0.4 million in 2014, as compared to $0.1 million in 2013.

Interest expense was $0.9 million in 2014, as compared to $1.3 million in 2013. Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations rather than income tax expense. In 2014 and 2013, the Company recovered $0.2 million and less than $0.1 million, respectively, in potential interest and penalties associated with its provision for uncertain tax positions. Also included in interest expense is the amortization of deferred finance costs in the amount of $0.5 million in 2014 and 2013, respectively. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

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

The Company recorded an income tax provision of $14.5 million for 2014, of which $0.2 million is related to a decrease in its provision for uncertain tax positions. For 2013, the Company recorded an income tax provision of $16.6 million, of which $0.1 million was related to a decrease in its provision for uncertain tax positions.

The provision for income taxes in the year ended December 31, 2014 includes a net income tax recovery of $0.4 million (2013 - $0.3 million recovery) in continuing operations related to a decrease in the valuation allowance for the Company’s deferred tax assets and other tax adjustments. In 2014, the Company reversed $4.4 million in valuation allowance relating to current period deductible temporary differences and the utilization of loss carryforwards, of which $0.4 million was included in the provision for income taxes and $4.0 million, was included directly to shareholders’ equity.

During the year ended December 31, 2014, after considering all available evidence, both positive (including recent profits, projected future profitability, backlog, carryforward periods for, and utilization of net operating loss carryovers and tax credits, discretionary deductions and other factors) and negative (including cumulative losses in past years and other factors), it was concluded that the valuation allowance against the Company’s deferred tax assets should be reversed by approximately $4.4 million. The remaining $0.3 million balance in the valuation allowance as at December 31, 2014 is primarily attributable to certain U.S. state net operating loss carryovers that may expire without being utilized.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. At December 31, 2014, the equity method of accounting is being utilized for investments with a total carrying value of $2.8 million (December 31, 2013 — $0.4 million). In 2013, the Company contributed $1.4 million, net of its share of costs, to a new business venture in the early-stage of start-up. In the first quarter of 2014, this new business venture was operational. For the year ended December 31, 2014, gross revenues, cost of revenue and net loss for these investments were $3.1 million, $5.9 million and $4.9 million, respectively (2013 — $6.6 million, $26.0 million and $26.3 million, respectively). In 2014, the Company recognized a gain of $0.1 million resulting from the sale of its interest in an equity-accounted investment. The Company recorded its proportionate share of the net loss which amounted to $1.1 million for 2014 compared to $2.8 million in 2013.

Discontinued Operations

On January 30, 2014, the Company’s lease with respect to its owned and operated Nyack IMAX theater ended and the Company decided not to renew the lease. In 2014, revenues for the Nyack IMAX theater were less than $0.1 million (2013 — $1.3 million) and the Company recognized income of $0.4 million, net of a tax expense of $0.2 million (2013 — loss of $0.3 million) from the operation of the theater. The transactions of the Company’s owned and operated Nyack theater are reflected as discontinued operations.

Non-Controlling Interests

Beginning in the second quarter of 2014, the Company’s consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the net proceeds are classified as redeemable non-controlling interest in temporary equity. In addition, in 2014, the Company recognized the impact of a non-controlling interest in its subsidiary created for the Film Fund activity. For the year ended December 31, 2014, the net income attributable to non-controlling interests of the Company’s subsidiaries was $2.4 million.

Pension Plan

The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors. As at December 31, 2014, the Company had an unfunded and accrued projected benefit obligation of approximately $19.4 million (December 31, 2013 — $18.3 million) in respect of the SERP.

The net periodic benefit cost was $0.3 million and $0.6 million in 2014 and 2013, respectively. The components of net periodic benefit cost were as follows:

	Years ended December 31
	2014	2013
Interest cost	$264	$196
Amortization of actuarial loss	—	444

Pension expense	$264	$640

The plan experienced an actuarial loss of $0.9 million and an actuarial gain of $2.3 million during 2014 and 2013, respectively, resulting primarily from the continuing change in the Pension Benefit Guaranty Corporation (“PBGC”) published annuity interest rates year-over-year used to determine the lump sum payment under the plan.

Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause (as defined in his employment agreement), he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. Pursuant to an employment agreement dated January 1, 2014, the term of Mr. Gelfond’s employment was extended through December 31, 2016, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating this entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at December 31, 2014, the Company had an unfunded benefit obligation of $2.1 million (December 31, 2013 — $2.2 million). In 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company postretirement liability was reduced by $2.6 million, resulting in a pre-tax curtailment gain of $2.2 million. See note 21(d) to the audited consolidated financial statements in Item 8 of the Company’s 2014 Form 10-K for additional information.

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at December 31, 2014, the Company had an unfunded benefit obligation recorded of $0.8 million (December 31, 2013 — $0.4 million).

Stock-Based Compensation

The Company estimates the fair value of stock option and SAR awards on the date of grant using fair value measurement techniques. The fair value of RSU awards is equal to the closing price of the Company’s common stock on the date of grant.

Stock-based compensation expense recognized under FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”) for 2014 and 2013 was $15.1 million and $11.9 million, respectively.

Years Ended December 31, 2013 versus Years Ended December 31, 2012

The Company reported net income attributable to common shareholders of $44.1 million or $0.66 per basic share and $0.64 per diluted share for the year ended December 31, 2013 as compared to net income attributable to common shareholders of $41.3 million or $0.63 per basic share and $0.61 per diluted share for the year ended December 31, 2012. Net income attributable to common shareholders for the year ended December 31, 2013 includes a $11.9 million charge or $0.17 per diluted share (2012 — $13.1 million or $0.19 per diluted share) for stock-based compensation. Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation and the related tax impact, was $55.7 million or $0.81 per diluted share for the year ended December 31, 2013 as compared to adjusted net income attributable to common shareholders of $54.3 million or $0.80 per diluted share for the year ended December 31, 2012. A reconciliation of net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

	Year Ended December 31,
	2013		2012
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income attributable to common shareholders	$44,115	$0.64	$41,337	$0.61
Adjustments:
Stock-based compensation	11,928	0.17	13,113	0.19
Tax impact on items listed above	(344)	—	(160)	—

Adjusted net income attributable to common shareholders	$55,699	$0.81	$54,290	$0.80

Weighted average diluted shares outstanding		68,961		67,933

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

The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangements (see discussion below) installations by theater system configuration for 2013 and 2012 is outlined in the table below:

	2013		2012
New IMAX xenon-based digital theater systems - installed and recognized
Sales and sales-types lease arrangements	46	(1)(2)	47
Short-term operating lease arrangement	1	(3)	—
Joint revenue sharing arrangements	65	(3)	60

Total new theater systems	112		107

IMAX xenon-based digital theater system upgrades - installed and recognized
Sales and sales-types lease arrangements	5		13	(4)
Short-term operating lease arrangements	13	(3)	—
Joint revenue sharing arrangements	3	(3)	2

Total upgraded theater systems	21		15

IMAX xenon-based digital theater system upgrades - installed and deferred	—		3

Total theater systems installed	133		125

(1)	Includes one used IMAX 3D GT system resulting in an addition to the Company’s institutional theater network.
(2)	Includes one IMAX Private Theater, the first of its kind in the Company’s theater network.
(3)	Reflects xenon-based digital system configurations, which will be upgraded to a laser-based digital system configuration at a future date.
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

The gross margin on other revenue was $1.0 million lower in 2013 as compared to 2012, primarily due to a lower level of aftermarket sales.

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

2013 Films Exhibited

The Polar Express: An IMAX 3D Experience

Skyfall: The IMAX Experience

Life of Pi: An IMAX 3D Experience

CZ12: An IMAX 3D Experience

The Hobbit: An Unexpected Journey: An IMAX 3D Experience

Les Misérables: The IMAX Experience

The Grandmaster: The IMAX Experience

Hansel & Gretel: Witch Hunters: An IMAX 3D Experience

2012 Films Exhibited

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

Riddick: An IMAX 3D Experience

The Wizard of Oz: An IMAX 3D Experience

Young Detective Dee: Rise of the Sea Dragon: An IMAX 3D Experience

Metallica Through the Never: An IMAX 3D Experience

Gravity: An IMAX 3D Experience

Stalingrad: An IMAX 3D Experience

Captain Phillips: The IMAX Experience

The Young and Prodigious T.S. Spivet: An IMAX 3D Experience

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

Rise of the Guardians: An IMAX 3D Experience

Life of Pi: An IMAX 3D Experience

CZ12: An IMAX 3D Experience

The Hobbit: An Unexpected Journey: An IMAX 3D Experience

Les Misérables: The IMAX Experience

Other revenues attributable to the film segment decreased 23.3% to $17.0 million in 2013 from $22.1 million in 2012. This decrease was largely due to the result of the limited release of one IMAX original film in 2013. In November 2013, in conjunction with MFF, the Company did a limited release of an IMAX original production, Journey to the South Pacific, whereas in 2012, the Company released the original film To the Arctic 3D.

The Company’s gross margin from its film segments increased 9.6% in 2013 to $58.8 million from $53.7 million in 2012. Film production and IMAX DMR gross margins increased to $56.1 million from $49.4 million. Other gross margin attributable to the film segment was $2.7 million in 2013 as compared to $4.3 million in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $84.9 million in 2013, as compared to $81.6 million in 2012. The $3.3 million increase experienced from the prior year comparative period was largely the result of the following:

•	a $2.4 million increase in salaries and benefits and other staff costs, net of lower travel and entertainment costs of $0.7 million;

•	a $1.9 million increase due to a change in foreign exchange rates. During the year ended December 31, 2013, the Company recorded a foreign exchange loss of $0.7 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities and foreign currency forward contracts as compared to a gain of $1.2 million recorded in 2012; and

•	a $0.2 million net increase in other general corporate expenditures.

These increases were partially offset by a $1.2 million decrease in the Company’s stock-based compensation charges.

Gain on Curtailment of Postretirement Benefit Plan

In 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company recognized a pre-tax curtailment gain of $2.2 million.

Research and Development

Research and development expenses increased to $14.8 million in 2013 compared to $11.4 million in 2012 and are primarily attributable to the development of the Company’s new laser-based digital projection system. The Company has been developing its next-generation laser projector, which provides greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. As of December 31, 2013, the Company had 62 laser-based digital theater systems in its backlog.

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

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. December 31, 2013, the equity method of accounting is being utilized for investments with a total carrying value of $0.4 million (December 31, 2012 – $3.0 million). For the year ended December 31, 2013, gross revenues, cost of revenue and net loss for these investments were $6.6 million, $26.0 million and $26.3 million, respectively (2012 – $9.0 million, $12.7 million and $13.4 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $2.8 million for 2013 compared to $1.4 million in 2012.

Discontinued Operations

On January 30, 2014, the Company’s lease with respect to its owned and operated Nyack IMAX theater ended and the Company has decided not to renew the lease. In 2013, revenues for the Nyack IMAX theater were $1.3 million (2012 – $1.5 million) and the Company recognized a loss of $0.3 million, net of a tax recovery of $0.2 million (2012 – loss of $0.5 million) from the operation of the theater. The transactions of the Company’s owned and operated Nyack theater are reflected as discontinued operations.

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

Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause (as defined in his employment agreement), he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. Pursuant to an employment agreement dated January 1, 2014, the term of Mr. Gelfond’s current employment agreement was extended through December 31, 2016, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating this entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at December 31, 2013, the Company had an unfunded benefit obligation of $2.2 million (December 31, 2012 — $4.6 million). In 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company postretirement liability was reduced by $2.6 million, resulting in a pre-tax curtailment gain of $2.2 million. See note 21(d) to the audited consolidated financial statements in Item 8 of the Company’s 2013 Form 10-K for additional information.

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

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility

On February 7, 2013, the Company amended and restated the terms of its existing senior secured credit facility (the “Prior Credit Facility”). The amended and restated facility (the “Credit Facility”), with a scheduled maturity of February 7, 2018, has a maximum borrowing capacity of $200.0 million. The Prior Credit Facility had a maximum borrowing capacity of $110.0 million. Certain of the Company’s subsidiaries serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility. The Credit Facility is collateralized by a first priority security interest in substantially all of the present and future assets of the Company and the Guarantors. In 2014, the Company amended the terms of the Credit Facility to obtain consents from the lenders named therein to allow it to enter into certain corporate transactions, including the sale of a 20.0% interest in IMAX China and the Playa Vista Loan described below.

Total amounts drawn and available under the Credit Facility at December 31, 2014 were $nil and $200.0 million, respectively (December 31, 2013 – $nil and $200.0 million, respectively).

Under the Credit Facility, the effective interest rate for the year ended December 31, 2014 for the revolving loan portion was $nil, as no amounts were outstanding during the period (2013 – 2.41%).

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

The amounts outstanding under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin of (a) 1.50%, 1.75% or 2.00% depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement) per annum, or (ii) Wells Fargo’s prime rate plus a margin of 0.50% per annum. In addition, the Company is obligated to pay a Commitment Fee (as defined in the Credit Agreement) per annum of between 0.25% and 0.50% of the unused portion of the Credit Facility, depending on the Company’s Total Leverage Ratio. Term loans, if any, under the Credit Facility must be repaid under a 5-year straight line amortization, with a balloon payment due at maturity. The Company is required to provide an interest rate hedge for 50% of any term loans outstanding after January 1, 2015. Under the Credit Facility, the effective interest rate for the year ended December 31, 2014 for the revolving term loan portion was n/a (2013 – 2.41%).

The Credit Facility provides that the Company will be required to maintain a Fixed Charge Coverage Ratio (as defined in the credit agreement) of not less than 1.1:1. The Company will also be required to maintain minimum EBITDA (as defined in the credit agreement) of $90.0 million on December 31, 2014, which requirement increases to $100.0 million on December 31, 2015. The Company must also maintain a Maximum Total Leverage Ratio (as defined in the credit agreement) of 2.00:1 on December 31, 2014, which requirement decreases to 1.75:1 on December 31, 2015. The Company was in compliance with all of these requirements at December 31, 2014. The ratio of total debt to EBITDA was 0.04:1 as at December 31, 2014, where Total Debt (as defined in the credit agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $4.7 million. EBITDA is calculated as follows:

EBITDA per Credit Facility:

(In thousands of U.S. Dollars)
Net income	$42,169
Add (subtract):
Loss from equity accounted investments	1,071
Provision for income taxes(1)	14,683
Interest expense, net of interest income	519
Depreciation and amortization, including film asset amortization(2)	33,230
Write-downs, net of recoveries including asset impairments and receivable provisions(2)	5,294
Stock and other non-cash compensation	15,467
EBITDA attributable to non-controlling interests(3)	(3,937)

$108,496

(1)	Includes a tax expense in discontinued operations of $0.2 million.
(2)	See note 18 to the audited consolidated financial statements in Item 8 of the Company’s 2014 Form 10-K.
(3)	The EBITDA calculation specified for purposes of the minimum EBITDA covenant excludes the reduction in EBITDA from the Company’s non-controlling interests.

Playa Vista Construction Financing

On October 6, 2014, IMAX PV Development Inc., a Delaware corporation (“PV Borrower”) and direct wholly-owned subsidiary of IMAX U.S.A. Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company, entered into a construction loan agreement with Wells Fargo. The construction loan is being used to fund up to $25.7 million (the “Playa Vista Loan”) of the costs of development and construction of the previously announced new West Coast headquarters of the Company, located in a new office facility in the Playa Vista neighborhood of Los Angeles, California (the “Playa Vista Project”).

The total cost of development of the Playa Vista Project is expected to be approximately $50.0 million, with all costs in excess of the Playa Vista Loan being provided through funding by the Company.

The Playa Vista Loan is secured by a deed of trust from PV Borrower in favor of Wells Fargo, granting a first lien on and security interest in the Playa Vista property and the Playa Vista Project, including all improvements to be constructed thereon, and other documents evidencing and securing the loan (the “Loan Documents”). The Loan Documents include absolute and unconditional payment and completion guarantees provided by the Company to Wells Fargo for the performance by PV Borrower of all the terms and provisions of the Playa Vista Loan and the construction and completion of the Playa Vista Project, and an environmental indemnity also provided by the Company.

Unless converted from a construction to permanent loan as described below, the Playa Vista Loan will be fully due and payable on April 6, 2016 (the “Maturity Date”).

Absent a default, the Playa Vista Loan bears interest at a variable interest rate per annum equal to 2.25% above the 30-day LIBOR rate. The interest rate is subject to adjustment monthly based on the latest 30-day LIBOR rate. Prior to the Maturity Date, PV Borrower is required to make monthly payments of interest only. The Playa Vista Loan may be prepaid at any time without premium, but with all accrued interest and other applicable payments.

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

PV Borrower has the right to convert the Playa Vista Loan from a construction to a permanent loan with a term of 120 months (from the date of conversion), subject to the satisfaction of certain conditions including, completion of the Playa Vista Project. If PV Borrower converts the Playa Vista Loan to a permanent loan, PV Borrower will have the right, subject to certain conditions, to increase the principal balance of the loan up to but not in excess of $30.0 million. Upon conversion, the interest rate under the permanent loan will decrease from 2.25% to 2.0% above the 30-day LIBOR rate and PV Borrower will be required to make monthly payments of combined principal and interest sufficient to fully amortize the loan based on a 15-year straight line amortization.

Total amount drawn under the construction loan as at December 31, 2014 was $4.7 million (December 31, 2013 – $nil) at an effective interest rate of 2.42%.

Letters of Credit and Other Commitments

As at December 31, 2014, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2013 — $nil), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at December 31, 2014, the Company had letters of credit and advance payment guarantees outstanding of $0.3 million under the Bank of Montreal Facility as compared to $0.3 million as at December 31, 2013.

Cash and Cash Equivalents

As at December 31, 2014, the Company’s principal sources of liquidity included cash and cash equivalents of $106.5 million, the Credit Facility, anticipated collection from trade accounts receivable of $76.1 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $17.9 million and payments expected in the next 12 months on existing backlog deals. As at December 31, 2014, the Company did not have any amount drawn on the Credit Facility (remaining availability of $200.0 million). As at December 31, 2014, the Company had $4.7 million drawn on the Playa Vista construction loan (remaining availability of $21.0 million). There were $nil letters of credit and advance payment guarantees outstanding under the Credit Facility and $0.3 million under the Bank of Montreal Facility. Cash held outside of Canada as at December 31, 2014 was $61.0 million (2013 — $14.3 million).

During the year ended December 31, 2014, the Company’s operations provided cash of $86.6 million and the Company used cash of $59.9 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements, to purchase other intangible assets, and to purchase property, plant and equipment. Based on management’s current operating plan for 2015, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements, to fund DMR agreements with studios, and to invest in the construction of the Playa Vista Project. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of 67 new theater systems under joint revenue sharing arrangements in 2014.

On April 8, 2014, the Company announced the sale and issuance of 20.0% of the shares in IMAX China to entities owned and controlled by investors CMC and FountainVest. The sale price for the interest was $80.0 million to be paid by the investors in two equal installments, the first of which was received on April 8, 2014 and the second of which was received on February 10, 2015. Approximately half of the net proceeds of the transaction will remain in IMAX China, to be used toward the continued build-out of the Company’s business in China, including additional joint revenue sharing locations and other growth initiatives. The remaining funds will be available for general corporate purposes.

On May 21, 2014, the Company announced the creation of the Film Fund to co-finance a portfolio of 10 original large format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company, which will contribute $9.0 million to the Film Fund over five years, anticipates the Film Fund will be self-perpetuating, with a portion of box office proceeds reinvested into the Film Fund to generate a continuous, steady flow of high-quality documentary content.

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

The Company’s operating cash flow will be adversely affected if management’s projections of future signings for theater systems and film performance, theater installations and film productions are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2014 Form 10-K), there is no guarantee that the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

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

Cash provided by operating activities amounted to $86.6 million in 2014. Changes in other non-cash operating assets as compared to 2013 include: an increase of $4.3 million in accounts receivable; an increase of less than $0.1 million in financing receivables; an increase of $7.6 million in inventories; an increase of $1.3 million in prepaid expenses; and a decrease of $6.7 million in other assets which includes a $11.0 million decrease in insurance recoveries receivable offset by an increase of $3.0 million related to prepaid tax, an increase of $0.8 million in commissions and other deferred selling expenses and an increase of $0.5 million in other assets. Changes in other operating liabilities as compared to December 31, 2013 include: an increase in deferred revenue of $12.1 million related to backlog payments received in the current year, offset partially by amounts relieved from deferred revenue related to theater system installations; a decrease in accounts payable of $5.2 million; and an increase of $5.7 million in accrued liabilities.

Investing Activities

Net cash used in investing activities amounted to $61.9 million in 2014, which includes purchases of $40.1 million in property, plant and equipment, an investment in joint revenue sharing equipment of $16.8 million, net investment in new business ventures of $2.0 million and an increase in other intangible assets of $2.9 million. Included in the Company’s purchase of property, plant and equipment for 2014 is $26.5 million for the purchase of land for and the commencement of the construction of the Playa Vista Project. Net cash used in investment activities amounted to $42.3 million in 2013.

Financing Activities

Net cash provided by financing activities in 2014, amounted to $52.3 million as compared to cash used in financing activities of $4.4 million in 2013. In 2014, the Company received cash proceeds for the issuance of common shares net of related issuance costs of $37.2 million related to the IMAX China Investment by CMC and FountainVest, which represents a non-controlling interest in the Company’s subsidiary. The Company also received $10.8 million from the issuance of common shares resulting from stock option exercises offset by $3.6 million paid for the repurchase of common shares under the Company’s share repurchase program. The Company also borrowed $4.7 million under the Playa Vista Loan.

Capital Expenditures

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, other intangible assets and investments in film assets were $79.1 million in 2014 as compared to $59.2 million in 2013. In 2015 the Company anticipates a similar level of capital expenditures due in large part to the roll-out of theaters pursuant to joint revenue sharing arrangements and the Playa Vista Project. As discussed above, a significant portion of the Playa Vista project is financed through the Playa Vista Loan, which will offset the cash outlay associated with the project. See “Properties” in Item 2 in the Company’s 2014 Form 10-K.

Prior Year Cash Flow Activities

Net cash provided by operating activities amounted to $55.0 million in the year ended December 31, 2013. Changes in other non-cash operating assets as compared to 2012 include: an increase of $31.0 million in accounts receivable; an increase of $13.4 million in financing receivables; a decrease of $1.9 million in inventories; a decrease of $0.2 million in prepaid expenses; and a $0.4 million decrease in insurance recoveries receivable and a $0.1 million decrease in commissions and other deferred selling expenses offset by a $0.3 million increase in other assets. Changes in other operating liabilities as compared to December 31, 2012 include: an increase in deferred revenue of $2.5 million related to backlog payments received in the current year, offset partially by amounts relieved from deferred revenue related to theater system installations; an increase in accounts payable of $7.2 million; and a decrease of $1.3 million in accrued liabilities which is net of $2.4 million for stock-based compensation payments in the year.

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

Capital expenditures including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment net of sales proceeds and investments in film assets were $59.2 million in the year ended December 31, 2013.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of December 31 2014 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligations	2015	2016	2017	2018	2019	Thereafter
Purchase obligations (1)	$35,329	$35,202	$127	$—	$—	$—	$—
Pension obligations (2)	20,042	—	—	20,042	—	—	—
Operating lease obligations (3)	12,953	5,364	2,493	1,908	1,851	1,288	49
Playa Vista construction loan	4,710	—	4,710	—	—	—	—
Postretirement benefits obligations	2,969	127	150	188	205	212	2,087

	$76,003	$40,693	$7,480	$22,138	$2,056	$1,500	$2,136

(1)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced. Includes the Company’s budgeted investment for the construction of the Playa Vista Project.
(2)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2016), although Mr. Gelfond has not informed the Company that he intends to retire at that time.
(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s properties in New York and Santa Monica, and at the various owned and operated theaters.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering Messrs. Gelfond and Wechsler. As at December 31, 2014, the Company had an unfunded and accrued projected benefit obligation of approximately $19.4 million (December 31, 2013 — $18.3 million) in respect of the SERP.

Pursuant to an employment agreement dated January 1, 2014, the term of Mr. Gelfond’s employment was extended through December 31, 2016, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating his entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at December 31, 2014, the Company had an unfunded benefit obligation of $2.1 million (December 31, 2013 — $2.2 million). In 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company’s postretirement liability was reduced by $2.6 million, resulting in a pre-tax curtailment gain of $2.2 million. See note 21(d) in Item 8 of the audited consolidated financial statements in the Company’s 2014 Form 10-K for additional details.

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at December 31, 2014, the Company had an unfunded benefit obligation of $0.8 million (December 31, 2013 — $0.4 million).

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

For the year ended December 31, 2014, the Company recorded a foreign exchange net loss of $1.5 million as compared to a foreign exchange net loss of $0.7 million in 2013, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2016. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. All foreign currency forward contracts held by the Company as at December 31, 2014, are designated and qualify as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The notional value of foreign currency hedging instruments at December 31, 2014 was $36.8 million (December 31, 2013 — $23.6 million). A loss of $2.5 million was recorded to Other Comprehensive Income with respect to the depreciation/appreciation in the value of these contracts in 2014 (2013 — loss of $1.0 million). A loss of $1.2 million was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses in 2014 (2013 — loss of $0.3 million). Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At December 31, 2014, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros was $29.4 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2014, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $2.9 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at December 31, 2014, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at December 31, 2014, the Company had not drawn down on its Credit Facility (December 31, 2013 — $nil).

As at December 31, 2014, the Company had drawn down $4.7 million on its Playa Vista construction loan (December 31, 2013 — $nil).

The Company’s largest exposure with respect to variable rate debt comes from changes in the LIBOR. The Company had variable rate debt instruments representing 2.4% and nil of its total liabilities at December 31, 2014 and 2013, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by less than $0.1 million and interest income from cash would increase by approximately less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at December 31, 2014.

Item 8.	Financial Statements and Supplementary Data

************

Report of Independent Registered Public Accounting Firm

To the Shareholders of IMAX Corporation

We have audited the accompanying consolidated balance sheets of IMAX Corporation and its subsidiaries as of December 31, 2014 and December 31, 2013 and the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2014. In addition, we have audited the financial statements schedule listed in the index appearing under item 15 (a) (2). We also have audited IMAX Corporation’s and its subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements, the financial statements schedule and the company’s internal control over financial reporting based on our integrated audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMAX Corporation and its subsidiaries as of December 31, 2014 and December 31, 2013 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statements schedule listed in the index appearing under item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, IMAX Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Ontario

February 19, 2015

IMAX CORPORATION

CONSOLIDATED BALANCE SHEETS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

	As at December 31,
	2014	2013
Assets
Cash and cash equivalents	$106,503	$29,546
Accounts receivable, net of allowance for doubtful accounts of $947 (December 31, 2013 — $887)	76,051	73,074
Financing receivables (notes 4 and 20(c))	105,700	107,110
Inventories (note 5)	17,063	9,825
Prepaid expenses	4,946	3,602
Film assets (note 6)	15,163	7,076
Property, plant and equipment (note 7)	183,424	132,847
Other assets (notes 8 and 20(e))	23,047	27,034
Deferred income taxes (note 9)	23,058	24,259
Other intangible assets (note 10)	27,551	27,745
Goodwill	39,027	39,027

Total assets	$621,533	$481,145

Liabilities
Bank indebtedness (note 11)	$4,710	$—
Accounts payable	26,145	19,396
Accrued and other liabilities (notes 6, 12(a), 12(c), 13, 14(c), 20(b), 20(d), 21 and 24)	75,425	65,232
Deferred revenue	88,566	76,932

Total liabilities	194,846	161,560

Commitments and contingencies (notes 12 and 13)

Non-controlling interests (note 22)	43,912	—

Shareholders’ equity
Capital stock (note 14) common shares — no par value. Authorized — unlimited number.
Issued and outstanding — 68,988,050 (December 31, 2013 — 67,841,233)	344,862	327,313
Other equity	47,319	36,452
Accumulated deficit	(6,259)	(43,051)
Accumulated other comprehensive loss	(3,147)	(1,129)

Total shareholders’ equity	382,775	319,585

Total liabilities and shareholders’ equity	$621,533	$481,145

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
		(note 25)
Revenues
Equipment and product sales	$78,705	$78,663	$78,161
Services (note 15(c))	142,607	139,464	135,071
Rentals (note 15(c))	60,705	61,293	61,268
Finance income	8,524	8,142	7,523
Other (note 15(a))	—	375	732

	290,541	287,937	282,755

Costs and expenses applicable to revenues (note 2(m))
Equipment and product sales	36,997	37,517	37,538
Services (note 15(c))	62,228	68,844	70,570
Rentals	17,928	16,973	21,402

	117,153	123,334	129,510

Gross margin	173,388	164,603	153,245
Selling, general and administrative expenses (note 15(b))	93,260	84,854	81,560
(including share-based compensation expense of $15.1 million, $11.9 million and $13.1 million for 2014, 2013, 2012, respectively)
Gain on curtailment of postretirement benefit plan (note 21(d))	—	(2,185)	—
Research and development	16,096	14,771	11,411
Amortization of intangibles	1,724	1,618	706
Receivable provisions, net of recoveries (note 16)	918	445	524
Asset impairments (note 17)	314	—	—
Impairment of investments (notes 20(b) and 20(e))	3,206	—	150

Income from operations	57,870	65,100	58,894
Interest income	405	55	85
Interest expense (note 9(g))	(924)	(1,345)	(689)

Income from operations before income taxes	57,351	63,810	58,290
Provision for income taxes	(14,466)	(16,629)	(15,079)
Loss from equity-accounted investments, net of tax	(1,071)	(2,757)	(1,362)

Income from continuing operations	41,814	44,424	41,849
Income (loss) from discontinued operations, net of tax (note 23)	355	(309)	(512)

Net income	42,169	44,115	41,337
Less: net income attributable to non-controlling interests (note 22)	(2,433)	—	—

Net income attributable to common shareholders	$39,736	$44,115	$41,337

Net income per share attributable to common shareholders - basic and diluted: (note 14(d))
Net income per share - basic:
Net income per share from continuing operations	$0.57	$0.66	$0.64
Net income (loss) per share from discontinued operations	0.01	—	(0.01)

	$0.58	$0.66	$0.63

Net income per share - diluted:
Net income per share from continuing operations	$0.56	$0.64	$0.62
Net income (loss) per share from discontinued operations	—	—	(0.01)

	$0.56	$0.64	$0.61

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

	Years Ended December 31,
	2014	2013	2012
Net income	$42,169	$44,115	$41,337

Unrealized defined benefit plan actuarial (loss) gain (note 21(a))	(857)	2,277	(1,104)
Amortization of defined benefit plan actuarial loss (note 21(a))	—	444	365
Unrealized postretirement benefit plans actuarial loss (notes 21(c) and 21(d))	(574)	(169)	(129)
Amortization of postretirement benefit plan actuarial gain (note 21(c))	(32)	—	—
Gain on curtailment of postretirement benefit plan (note 21(d))	—	398	—
Unrealized net (loss) gain from cash flow hedging instruments (note 20(d))	(2,524)	(1,031)	716
Realization of cash flow hedging net loss (gain) upon settlement (note 20(d))	1,186	312	(236)
Foreign currency translation adjustments (note 2)	(259)	(115)	—
Change in market value of available-for-sale investment (note 20(b))	—	(350)	338
Other-than-temporary impairment of available-for-sale investment (note 20(b))	350	—	150

Other comprehensive (loss) income, before tax	(2,710)	1,766	100
Income tax benefit (expense) related to other comprehensive (loss) income (note 9(h))	750	(504)	43

Other comprehensive (loss) income, net of tax	(1,960)	1,262	143

Comprehensive income	40,209	45,377	41,480
Less: Comprehensive income attributable to non-controlling interests, net of tax	(2,491)	—	—

Comprehensive income attributable to common shareholders	$37,718	$45,377	$41,480

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

	Years Ended December 31,
	2014	2013	2012
Cash provided by (used in):
Operating Activities
Net income	$42,169	$44,115	$41,337
(Income) loss from discontinued operations, net of tax (note 23)	(355)	309	512
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization (notes 18(c) and 19(a))	33,756	37,172	32,788
Write-downs, net of recoveries (notes 18(d) and 19(a))	5,294	1,336	1,607
Change in deferred income taxes	627	12,899	14,724
Stock and other non-cash compensation	15,467	12,685	14,220
Unrealized foreign currency exchange loss (gain)	1,180	1,183	(329)
Gain on curtailment of postretirement benefit plan (note 21(d))	—	(2,185)	—
Loss from equity-accounted investments	1,774	2,757	1,362
Gain on non-cash contribution to equity-accounted investees	(703)	—	—
Investment in film assets	(19,233)	(20,935)	(16,817)
Changes in other non-cash operating assets and liabilities (note 18(a))	6,057	(33,755)	(15,262)
Net cash provided by (used in) operating activities from discontinued operations	572	(548)	(512)

Net cash provided by operating activities	86,605	55,033	73,630

Investing Activities
Purchase of property, plant and equipment	(40,104)	(13,016)	(6,055)
Investment in joint revenue sharing equipment	(16,838)	(22,775)	(23,257)
Investment in new business ventures	(2,500)	(4,000)	(381)
Proceeds from sale of business venture	507	—	—
Acquisition of other intangible assets	(2,918)	(2,486)	(5,826)

Net cash used in investing activities	(61,853)	(42,277)	(35,519)

Financing Activities
Increase in bank indebtedness (note 11)	4,710	12,000	9,917
Repayment of bank indebtedness (note 11)	—	(23,000)	(54,000)
Issuance of subsidiary shares to non-controlling interests	44,551	—	—
Share issuance costs from the issuance of subsidiary shares to non-controlling interests	(3,556)	—	—
Repurchase of common shares	(3,063)	—	—
Common shares issued - stock options exercised (note 14(b))	10,834	8,970	8,920
Settlement of restricted share units	(790)		—
Proceeds from disgorgement of stock sale profits	—	—	314
Credit facility amendment fees paid	(427)	(2,151)	—
Share issuance expenses	—	(202)	—

Net cash provided by (used in) financing activities	52,259	(4,383)	(34,849)

Effects of exchange rate changes on cash	(54)	(163)	(64)

Increase in cash and cash equivalents during year	76,957	8,210	3,198

Cash and cash equivalents, beginning of year	29,546	21,336	18,138

Cash and cash equivalents, end of year	$106,503	$29,546	$21,336

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In accordance with United States Generally Accepted Accounting Principles

(In thousands of U.S. dollars)

	Common Shares Issued and Outstanding	Capital Stock	Other Equity	Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as at December 31, 2011	65,052,740	$303,395	$17,510	$(128,503)	$(2,534)	$189,868
Net income	—	—	—	41,337	—	41,337
Other comprehensive income, net of tax	—	—	—	—	143	143
Paid-in capital for non-employee stock options granted (note 14(c))	—	—	115	—	—	115
Employee stock options exercised	1,414,685	9,946	(1,279)	—	—	8,667
Non-employee stock options exercised(note 14(c))	15,000	403	(150)	—	—	253
Paid-in capital for employee stock options granted (note 14(c))	—	—	12,359	—	—	12,359
Disgorgement of profit	—	—	314	—	—	314
Utilization of windfall tax benefits from employee stock options (note 9(f))	—	—	23	—	—	23

Balance as at December 31, 2012	66,482,425	$313,744	$28,892	$(87,166)	$(2,391)	$253,079
Net income	—	—	—	44,115	—	44,115
Other comprehensive income, net of tax	—	—	—	—	1,262	1,262
Paid-in capital for non-employee stock options granted (note 14(c))	—	—	174	—	—	174
Employee stock options exercised	1,291,347	12,044	(3,455)	—	—	8,589
Non-employee stock options exercised	25,000	613	(232)	—	—	381
Paid-in capital for employee stock options granted (note 14(c))	—	—	9,150	—	—	9,150
Paid-in capital for restricted share units granted (note 14(c))	—	—	2,120	—	—	2,120
Restricted share units vested (net of shares withheld for tax) (note 14(c))	42,461	1,114	(1,215)	—	—	(101)
Share issuance expenses	—	(202)	—	—	—	(202)
Utilization of windfall tax benefits from employee stock options (note 9(f))	—	—	1,018	—	—	1,018

Balance as at December 31, 2013	67,841,233	$327,313	$36,452	$(43,051)	$(1,129)	$319,585
Net income	—	—	—	42,169	—	42,169
Other comprehensive loss, net of tax	—	—	—	—	(1,960)	(1,960)
Other comprehensive loss attributable to a non-controlling interest, net (note 22(a))	—	—	—	—	(58)	(58)
Net income attributable to non-controlling interests	—	—	—	(2,433)	—	(2,433)
Paid-in capital for non-employee stock options granted (note 14(c))	—	—	149	—	—	149
Employee stock options exercised	1,116,586	14,810	(4,260)	—	—	10,550
Non-employee stock options exercised	33,001	448	(165)	—	—	283
Paid-in capital for employee stock options granted (note 14(c))	—	—	9,275	—	—	9,275
Paid-in capital for restricted share units granted (note 14(c))	—	—	5,780	—	—	5,780
Restricted share units vested (net of shares withheld for tax) (note 14(c))	109,264	2,836	(3,148)	—	—	(312)
Restricted share units vested and issued to employees	—	—	(790)	—	—	(790)
Repurchase of common shares	(112,034)	(545)	—	(2,518)	—	(3,063)
Accretion charges associated with redeemable common stock	—	—	—	(426)	—	(426)
Utilization of windfall tax benefits from employee stock options (note 9(f))	—	—	4,015	—	—	4,015
Utilization of windfall tax benefits from vested restricted share units (note 9(f))	—	—	11	—	—	11

Balance as at December 31, 2014	68,988,050	$344,862	$47,319	$(6,259)	$(3,147)	$382,775

(The accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with United States Generally Accepted Accounting Principles

(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

1. Description of the Business

IMAX Corporation, together with its consolidated wholly-owned subsidiaries (the “Company”), is an entertainment technology company specializing in digital and film-based motion picture technologies, whose principal activities are the:

•	design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 62 countries as at December 31, 2014;

•	production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems;

•	operation of certain theaters primarily in the United States; and

•	other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.

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

The Company has 10 film production companies that are VIEs. For 4 of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective

VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. These consolidated production companies have total assets of $7.7 million (December 31, 2013 — $nil) and total liabilities of $0.3 million as at December 31, 2014 (December 31, 2013 — $nil). The majority of these consolidated assets are held by the IMAX Original Film Fund (the “Film Fund”) as described in note 22(b). For the other 6 film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at December 31, 2014, these 6 VIEs have total assets and total liabilities of $0.4 million (December 31, 2013 — $5.2 million). Earnings of the investees included in the Company’s consolidated statement of operations amounted to $nil in 2014 (2013 — $nil). The carrying value of these investments in VIEs that are not consolidated is $nil at December 31, 2014 (December 31, 2013 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the consolidated statement of operations. The Company’s exposure, which is determined based on the level of funding contributed by the Company and the development stage of the respective film, is $nil at December 31, 2014 (2013 — $1.5 million).

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments convertible to a known amount of cash and with an original maturity to the Company of three months or less to be cash equivalents.

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

Cost of Equipment and Product Sales

Theater systems and other equipment subject to sales-type leases and sales arrangements includes the cost of the equipment and costs related to project management, design, delivery and installation supervision services as applicable. The costs related to theater systems under sales and sales-type lease arrangements are relieved from inventory to costs and expenses applicable to revenues-equipment and product sales when revenue recognition criteria are met. In addition, the Company defers direct selling costs such as sales commissions and other amounts related to these contracts until the related revenue is recognized. These costs included in costs and expenses applicable to revenues-equipment and product sales, totaled $2.5 million in 2014 (2013 – $2.5 million, 2012 – $2.7 million). The cost of equipment and product sales prior to direct selling costs was $34.5 million in 2014 (2013 – $35.0 million, 2012 – $34.8 million). The Company may have warranty obligations at or after the time revenue is recognized which require replacement of certain parts that do not affect the functionality of the theater system or services. The costs for warranty obligations for known issues are accrued as charges to costs and expenses applicable to revenues-equipment and product sales at the time revenue is recognized based on the Company’s past historical experience and cost estimates.

Cost of Rentals

For theater systems and other equipment subject to an operating lease or placed in a theater operators’ venue under a joint revenue sharing arrangement, the cost of equipment and those costs that result directly from and are essential to the arrangement, is included within property, plant and equipment. Depreciation and impairment losses, if any, are included in cost of rentals based on the accounting policy set out in note 2(g). Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned, which is typically the month of installation. These costs totaled $1.1 million in 2014 (2013 — $1.9 million, 2012 — $1.5 million). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $1.5 million in 2014 (2013 — $1.7 million, 2012 — $1.9 million).

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

Film Production and IMAX DMR Services

In certain film arrangements, the Company produces a film financed by third parties whereby the third party retains the copyright and the Company obtains exclusive distribution rights. Under these arrangements, the Company is entitled to receive a fixed fee or to retain as a fee the excess of funding over cost of production (the “production fee”). The third parties receive a portion of the revenues received by the Company from distributing the film, which is charged to costs and expenses applicable to revenues-services. The production fees are deferred, and recognized as a reduction in the cost of the film based on the ratio of the Company’s distribution revenues recognized in the current period to the ultimate distribution revenues expected from the film. Film exploitation costs, including advertising and marketing totaled $7.1 million in 2014 (2013 — $4.2 million, 2012 — $3.3 million) and are recorded in costs and expenses applicable to revenues-services as incurred.

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

Film Distribution

Revenue from the licensing of films is recognized in Services revenues when persuasive evidence of a licensing arrangement exists, the film has been completed and delivered, the license period has begun, the fee is fixed or determinable and collectibility is reasonably assured. When license fees are based on a percentage of box-office receipts, revenue is recognized when box-office receipts are reported by exhibitors, provided collectibility is reasonably assured. Film exploitation costs, including advertising and marketing, totaled $0.6 million in 2014 (2013 — $0.4 million, 2012 — $1.5 million) and are recorded in costs and expenses applicable to revenues-services as incurred.

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

(o) Foreign Currency Translation

Monetary assets and liabilities of the Company’s operations which are denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the end of the period. Non-monetary items are translated at historical exchange rates. Revenue and expense transactions are translated at exchange rates prevalent at the transaction date. In 2013, the Company determined that the functional currency of one of its wholly-owned subsidiaries had changed from the Company’s reporting currency to the currency of the nation in which it is domiciled. As a result, in accordance with the FASB ASC 830 “Foreign Currency Matters”, the adjustment attributable to current-rate translation of non-monetary assets as of the date of the change was reported in other comprehensive income (“OCI”). The functional currency of its other wholly-owned subsidiaries continues to be the United States dollar. Foreign exchange translation gains and losses are included in the determination of earnings in the period in which they arise.

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

(q) Pension Plans and Postretirement Benefits

The Company has a defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”). As the Company’s SERP is unfunded, as at December 31, 2014, a liability is recognized for the projected benefit obligation.

Assumptions used in computing the defined benefit obligations are reviewed annually by management in consultation with its actuaries and adjusted for current conditions. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefits cost are recognized as a component of other comprehensive income. Amounts recognized in accumulated other comprehensive income including unrecognized actuarial gains or losses and prior service costs are adjusted as they are subsequently recognized in the consolidated statement of operations as components of net periodic benefit cost. Prior service costs resulting from the pension plan inception or amendments are amortized over the expected future service life of the employees, cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation are amortized over the expected average remaining service life of the employees, and current service costs are expensed when earned. The remaining weighted average future service life of the employee used in computing the defined benefit obligation for the year ended December 31, 2014 was 2.0 years.

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

Recently Issued FASB Accounting Standard Codification Updates

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contract with Customers (Topic 606)” “ASU 2014-09”). The purpose of the amendment is to clarify the principles for recognizing revenue and developing common revenue standards between U.S. GAAP and IFRS, through the application of a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. Under this amended standard, the Company will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. For public entities, the amendments are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2014-09 on its consolidated financial statements.

Recently issued FASB accounting standard codification updates, except for ASU No. 2014-09, were not material to the Company’s consolidated financial statements for the year ended December 31, 2014.

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

The Company has assessed the nature of its joint revenue sharing arrangements and concluded that, based on the guidance in the Revenue Recognition Topic of the ASC, the arrangements contain a lease. Under joint revenue sharing arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s joint revenue sharing arrangements are typically non-cancellable for 10 years or longer with renewal provisions. Title to equipment under joint revenue sharing arrangements does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the theater systems commencing on the date specified in the arrangement’s shipping terms and ending on the date the theater systems are delivered back to the Company. See additional details regarding the Company’s traditional and hybrid joint revenue sharing arrangements as described in note 2(m).

(b) Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	As at December 31,
	2014	2013
Gross minimum lease payments receivable	$13,928	$17,475
Unearned finance income	(2,357)	(3,052)

Minimum lease payments receivable	11,571	14,423
Accumulated allowance for uncollectible amounts	(972)	(806)

Net investment in leases	10,599	13,617

Gross financed sales receivables	131,155	129,398
Unearned finance income	(35,560)	(35,669)

Financed sales receivables	95,595	93,729
Accumulated allowance for uncollectible amounts	(494)	(236)

Net financed sales receivables	95,101	93,493

Total financing receivables	$105,700	$107,110

Net financed sales receivables due within one year	$15,544	$17,335
Net financed sales receivables due after one year	$79,557	$76,158

In 2014, the financed sales receivables had a weighted average effective interest rate of 9.6% (2013 — 9.8%).

(c) Contingent Fees

Contingent fees that meet the Company’s revenue recognition policy, from customers under various arrangements, have been reported in revenue as follows:

	Years Ended December 31,
	2014	2013	2012
Sales	$2,058	$2,493	$1,797
Sales-type leases	102	184	308
Operating leases	886	1,009	930

Subtotal - sales, sales-type leases and operating leases	3,046	3,686	3,035
Joint revenue sharing arrangements	57,973	58,694	48,133

	$61,019	$62,380	$51,168

(d) Future Minimum Rental Payments

Future minimum rental payments receivable from operating and sales-type leases at December 31, 2014, for each of the next five years are as follows:

	Operating Leases	Sales-Type Leases
2015	$1,912	$2,543
2016	1,278	2,284
2017	1,249	1,871
2018	1,155	1,550
2019	1,005	2,728
Thereafter	4,026	2,398

Total	$10,625	$13,374

Total future minimum rental payments receivable from sales-type leases at December 31, 2014 exclude $0.6 million which represents amounts billed but not yet received.

5. Inventories

	As at December 31,
	2014	2013
Raw materials	$9,147	$4,321
Work-in-process	1,211	500
Finished goods	6,705	5,004

	$17,063	$9,825

At December 31, 2014, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $1.4 million (December 31, 2013 — $1.7 million).

Inventories at December 31, 2014 include write-downs for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $0.4 million (December 31, 2013 — $0.4 million).

6. Film Assets

	As at December 31,
	2014	2013
Completed and released films, net of accumulated amortization of $96,214 (2013 — $84,363)	$8,018	$5,583
Films in production	1,758	750
Films in development	5,387	743

	$15,163	$7,076

The Company expects to amortize film costs of $7.1 million for released films within three years from December 31, 2014 (December 31, 2013 — $5.0 million), including $3.1 million, which reflects the portion of the costs of the Company’s completed films that are expected to be amortized within the next year. The amount of participation payments to third parties related to these films that the Company expects to pay during 2015, which is included in accrued liabilities at December 31, 2014, is $5.0 million (2013 — $3.6 million).

7. Property, Plant and Equipment

	As at December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components(1)(2)(3)(4)	$179,236	$63,862	$115,374
Camera equipment(8)	5,253	2,874	2,379

	184,489	66,736	117,753

Assets under construction(5)(6)	43,250	—	43,250

Other property, plant and equipment
Land	8,180	—	8,180
Buildings	16,584	10,998	5,586
Office and production equipment(7)	27,996	19,659	8,337
Leasehold improvements	9,937	9,619	318

	62,697	40,276	22,421

	$290,436	$107,012	$183,424

	As at December 31, 2013
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components(1)(2)(3)	$158,192	$51,537	$106,655
Camera equipment(8)	4,591	2,736	1,855

	162,783	54,273	108,510

Assets under construction(5)	8,055	—	8,055

Other property, plant and equipment
Land	1,593	—	1,593
Buildings	15,832	10,410	5,422
Office and production equipment(7)	27,190	18,707	8,483
Leasehold improvements	9,884	9,100	784

	54,499	38,217	16,282

	$225,337	$92,490	$132,847

(1)	Included in theater system components are assets with costs of $15.3 million (2013 — $14.3 million) and accumulated depreciation of $9.1 million (2013 — $8.6 million) that are leased to customers under operating leases.
(2)	Included in theater system components are assets with costs of $157.6 million (2013 — $138.1 million) and accumulated depreciation of $50.2 million (2013 — $38.4 million) that are used in joint revenue sharing arrangements.
(3)	In 2014 and 2013, the Company identified and wrote off $0.3 million and less than $0.1 million, respectively of theater system components that are no longer in use and fully amortized.
(4)	During 2013, the Company signed an amending agreement governing one of its joint revenue sharing arrangements which increased the length of the term for all IMAX theater systems under that arrangement from 10 to 13 years. As a result, the Company adjusted the estimated useful life of its IMAX digital projection systems in use for those joint revenue sharing theaters, on a prospective basis, to reflect the change in term from 10 years to 13 years. This has resulted in decreased depreciation expense of $0.7 million in 2013 and $1.4 million in each of the next 5 years as the theater systems will now be depreciated over a longer estimated useful life.
(5)	Included in assets under construction are components with costs of $0.1 million (2013 — $4.8 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.
(6)	Included in assets under construction is $40.1 million, including accrued expenditures of $12.2 million, for the construction of a new office facility in California.
(7)	Fully amortized office and production equipment is still in use by the Company. In 2014, the Company identified and wrote off $2.0 million (2013 - $0.3 million) of office and production equipment that is no longer in use and fully amortized.
(8)	Fully amortized camera equipment is still in use by the Company. In 2014 and 2013, the Company identified and wrote off $0.3 million and $1.8 million, respectively of camera equipment that is no longer in use and fully amortized.

8. Other Assets

	As at December 31,
	2014	2013
Prepaid taxes (note 9)	$8,174	$—
Lease incentives provided to theaters	5,785	5,172
Commissions and other deferred selling expenses	3,448	2,586
Equity-accounted investments	2,765	404
Deferred charges on debt financing	2,120	2,218
Investment in new business ventures	619	5,380
Insurance recoverable (note 13)	136	11,094
Other	—	180

	$23,047	$27,034

9. Income Taxes

(a) Income (loss) from continuing operations before income taxes by tax jurisdiction are comprised of the following:

	Years Ended December 31,
	2014	2013	2012
Canada	$15,453	$51,593	$55,477
United States	10,350	678	3,148
China	26,327	12,012	(476)
Other	5,221	(473)	141

	$57,351	$63,810	$58,290

(b) The (provision for) recovery of income taxes related to income from continuing operations is comprised of the following:

	Years Ended December 31,
	2014	2013	2012
Current:
Canada	$(3,495)	$(1,068)	$(370)
United States	(4,072)	(144)	15
China	(6,023)	(2,317)	—
Other	(249)	(201)	—

	(13,839)	(3,730)	(355)

Deferred:(1)
Canada	433	(13,198)	(14,441)
United States	(791)	214	(420)
China	(216)	(252)	137
Other	(53)	337	—

	(627)	(12,899)	(14,724)

	$(14,466)	$(16,629)	$(15,079)

(1)	For the year ended December 31, 2014, the Company has decreased the valuation allowance by $4.4 million (2013 - $1.4 million decrease) relating to the future utilization of deductible temporary differences, tax credits, and certain net operating loss carryforwards, of which $0.4 million was recorded to deferred income tax expense and $4.0 million was recorded to share capital. Also included in the provision for income taxes is the deferred tax related to amounts recorded in and reclassified from other comprehensive income in the year of $0.8 million.

(c) The provision for income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings due to the following:

	Years Ended December 31,
	2014	2013	2012
Income tax provision at combined statutory rates	$(15,189)	$(16,914)	$(15,447)
Adjustments resulting from:
Non-deductible stock based compensation	(2,244)	(2,603)	(3,166)
Other non-deductible/non-includable items	1,257	(341)	12
Decrease in valuation allowance relating to current year temporary differences	429	341	43
Changes to tax reserves	230	84	833
U.S. federal and state taxes	(200)	(144)	45
Income tax at different rates in foreign and other provincial jurisdictions	516	918	(56)
Investment and other tax credits (non-refundable)	1,773	1,041	1,368
Effect of changes in legislation relating to enacted tax rate increases	—	—	494
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	(1,013)	11	483
Tax effect of loss from equity-accounted investments	(41)	1,040	463
Other	16	(62)	(151)

Provision for income taxes, as reported	$(14,466)	$(16,629)	$(15,079)

(d) The net deferred income tax asset is comprised of the following:

	As at December 31,
	2014	2013
Net operating loss carryforwards	$1,091	$15,377
Investment tax credit and other tax credit carryforwards	225	6,615
Write-downs of other assets	681	255
Excess tax over accounting basis in property, plant and equipment and inventories	8,062	(852)
Accrued pension liability	6,496	5,287
Other accrued reserves	7,955	4,138

Total deferred income tax assets	24,510	30,820
Income recognition on net investment in leases	(1,142)	(1,807)

	23,368	29,013
Valuation allowance	(310)	(4,754)

Net deferred income tax asset	$23,058	$24,259

The gross deferred tax assets include an asset of $0.7 million relating to the remaining tax effect resulting from the Company’s defined benefit pension plan and postretirement benefit plans, the related actuarial gains and losses and unrealized net gains and losses on cash flow hedging instruments recorded in accumulated other comprehensive loss.

During the year, the Company and its subsidiaries completed a number of intra-entity sale of assets. The Company has deferred or eliminated the related tax expense and deferred taxes specifically associated with such intra-entity transfers, and is included in Other Assets as disclosed in note 8.

The Company has not provided Canadian taxes on cumulative earnings of non-Canadian affiliates and associated companies that have been reinvested indefinitely. Taxes are provided for earnings of non-Canadian affiliates and associated companies when the Company determines that such earnings are no longer indefinitely reinvested.

(e) Estimated net operating loss carryforwards (excluding state losses) and estimated tax credit carryforwards expire as follows:

	Investment Tax Credits and Other Tax Credit Carryforwards	Net Operating Loss Carryforwards
2015	$—	$20
2016	—	—
2017	—	—
2018	—	—
2019	—	—
Thereafter	1,709	665

	$1,709	$685

Estimated net operating loss carryforwards can be carried forward to reduce taxable income through to 2028. Investment tax credits and other tax credits can be carried forward to reduce income taxes payable through to 2034.

(f) Valuation allowance

The provision for income taxes in the year ended December 31, 2014 includes a net income tax recovery of $0.4 million (2013 - $0.3 million recovery) in continuing operations related to a decrease in the valuation allowance for the Company’s deferred tax assets and other tax adjustments. In 2014, the Company reversed $4.4 million in valuation allowance relating to current period deductible temporary differences and the utilization of loss carryforwards, of which $0.4 million was included in the provision for income taxes and $4.0 million was included directly to shareholders’ equity. During the year ended December 31, 2014, after considering all available evidence, both positive (including recent and historical profits, projected future profitability, backlog, carryforward periods for, and utilization of net operating loss carryovers and tax credits, discretionary deductions and other factors) and negative (including cumulative losses in past years and other factors), it was concluded that the valuation allowance against the Company’s deferred tax assets should be reversed by approximately $4.4 million (2013 - $1.4 million decrease). The remaining $0.3 million (2013 - $4.8 million) balance in the valuation allowance as at December 31, 2014 is primarily attributable to certain U.S. state net operating loss carryovers that may expire unutilized.

(g) Uncertain tax positions

In connection with the Company’s adoption of FIN 48, as of January 1, 2007, the Company recorded a net increase to its deficit of $2.1 million (including approximately $0.9 million related to accrued interest and penalties) related to the measurement of potential international withholding tax requirements and a decrease in reserves for income taxes. As at December 31, 2014 and December 31, 2013, the Company had total unrecognized tax benefits (including interest and penalties) of $2.3 million and $2.7 million, respectively, for international withholding taxes. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, is as follows:

(In thousands of U.S. Dollars)	2014	2013	2012
Balance at beginning of the year	$2,202	$2,286	$3,119
Additions based on tax positions related to the current year	237	210	392
Reductions for tax positions of prior years	—	—	(77)
Settlements	—	—	(38)
Reductions resulting from lapse of applicable statute of limitations and administrative practices	(467)	(294)	(1,110)

Balance at the end of the year	$1,972	$2,202	$2,286

Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations rather than income tax expense. The Company recovered $0.2 million in potential interest and penalties associated with its provision for uncertain tax positions for the years ended December 31, 2014 (2013 - less than $0.1 million recovery, 2012 - $0.8 million recovery).

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada, the province of Ontario, the United States (including multiple states) and China.

The Company’s 2009 through 2014 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and the 2006 through 2014 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other on-going audits in various other jurisdictions that are not material to the financial statements.

(h) Income Tax Effect on Comprehensive Income

The income tax benefit (expense) related to the following items included in other comprehensive income are:

	2014	2013	2012
Unrecognized actuarial gain or loss on defined benefit plan	$225	$(588)	$285
Amortization of actuarial loss on defined benefit plan	—	(114)	(91)
Unrecognized actuarial gain or loss on postretirement benefit plans	151	43	33
Amortization of actuarial gain on postretirement benefit plan	8	—	—
Gain on curtailment of postretirement benefit plan	—	(100)	—
Other-than-temporary impairment of available-for-sale investment	(45)	—	(19)
Change in market value of available-for-sale investment	—	45	(42)
Unrealized change in cash flow hedging instruments	658	264	(185)
Realized change in cash flow hedging instruments upon settlement	(306)	(80)	62
Foreign currency translation adjustments	59	26	—

	$750	$(504)	$43

10. Other Intangible Assets

	As at December 31, 2014
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$9,686	$5,967	$3,719
Licenses and intellectual property	20,490	4,867	15,623
Other	9,873	1,664	8,209

	$40,049	$12,498	$27,551

	As at December 31, 2013
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$8,774	$5,741	$3,033
Licenses and intellectual property	19,950	3,260	16,690
Other	8,843	821	8,022

	$37,567	$9,822	$27,745

Other intangible assets of $9.9 million are comprised mainly of the Company’s investment in a new enterprise resource planning system, which the Company started amortizing on January 1, 2013. Fully amortized other intangible assets are still in use by the Company. In 2014, the Company identified and wrote off $0.1 million (2013 – $0.1 million) of patents and trademarks that are no longer in use.

During 2014, the Company acquired $2.9 million in other intangible assets. The net book value of these other intangible assets was $2.6 million as at December 31, 2014. The weighted average amortization period for these additions is 10 years.

During 2014, the Company incurred costs of $0.1 million to renew or extend the term of acquired patents and trademarks which were recorded in selling, general and administrative expenses (2013 – $0.1 million).

The estimated amortization expense for each of the years ended December 31, are as follows:

2015	$2,961
2016	2,787
2017	2,787
2018	2,787
2019	2,787

11. Credit Facility and Playa Vista Construction Loan

On February 7, 2013, the Company amended and restated the terms of its existing senior secured credit facility (the “Prior Credit Facility”). The amended and restated facility (the “Credit Facility”), with a scheduled maturity of February 7, 2018, has a maximum borrowing capacity of $200.0 million. The Prior Credit Facility had a maximum borrowing capacity of $110.0 million. Certain of the Company’s subsidiaries serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility. The Credit Facility is collateralized by a first priority security interest in substantially all of the present and future assets of the Company and the Guarantors. In 2014, the Company amended the terms of the Credit Facility to obtain consents from the lenders named therein to allow it to enter into certain corporate transactions, including the sale of a 20.0% interest in IMAX China Holding, Inc. (“IMAX China”), and the Playa Vista Loan described below.

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

Under the Credit Facility, the effective interest rate for the year ended December 31, 2014 for the revolving loan portion was nil, as no amounts were outstanding during the period (2013 – 2.41%).

The Company was in compliance with all of its requirements at December 31, 2014.

Total amounts drawn and available under the Credit Facility at December 31, 2014 were $nil and $200.0 million, respectively (December 31, 2013 — $nil and $200.0 million, respectively).

As at December 31, 2014, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2013 — $nil), under the Credit Facility.

Playa Vista Construction Financing

On October 6, 2014, IMAX PV Development Inc., a Delaware corporation (“PV Borrower”) and direct wholly-owned subsidiary of IMAX U.S.A. Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company, entered into a construction loan agreement with Wells Fargo. The construction loan is being used to fund up to $25.7 million (the “Playa Vista Loan”) of the costs of development and construction of the previously announced new West Coast headquarters of the Company, located in a new office facility in the Playa Vista neighborhood of Los Angeles, California (the “Playa Vista Project”).

The total cost of development of the Playa Vista Project is expected to be approximately $50.0 million, with all costs in excess of the Playa Vista Loan being provided through funding by the Company.

The Playa Vista Loan is secured by a deed of trust from PV Borrower in favor of Wells Fargo, granting a first lien on and security interest in the Playa Vista property and the Playa Vista Project, including all improvements to be constructed thereon, and other documents evidencing and securing the loan (the “Loan Documents”). The Loan Documents include absolute and unconditional payment and completion guarantees provided by the Company to Wells Fargo for the performance by PV Borrower of all the terms and provisions of the Playa Vista Loan and the construction and completion of the Playa Vista Project, and an environmental indemnity also provided by the Company.

Unless converted from a construction to permanent loan as described below, the Playa Vista Loan will be fully due and payable on April 6, 2016 (the “Maturity Date”).

Absent a default, the Playa Vista Loan bears interest at a variable interest rate per annum equal to 2.25% above the 30-day LIBOR rate. The interest rate is subject to adjustment monthly based on the latest 30-day LIBOR rate. Prior to the Maturity Date, PV Borrower is required to make monthly payments of interest only. The Playa Vista Loan may be prepaid at any time without premium, but with all accrued interest and other applicable payments.

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

PV Borrower has the right to convert the Playa Vista Loan from a construction to a permanent loan with a term of 120 months (from the date of conversion), subject to the satisfaction of certain conditions including completion of the Playa Vista Project. If PV Borrower converts the Playa Vista Loan to a permanent loan, PV Borrower will have the right, subject to certain conditions, to increase the principal balance of the loan up to but not in excess of $30.0 million. Upon conversion, the interest rate under the permanent loan will decrease from 2.25% to 2.0% above the 30-day LIBOR rate and PV Borrower will be required to make monthly payments of combined principal and interest sufficient to fully amortize the loan based on a 15-year straight line amortization.

Bank indebtedness includes the following:

	As at December 31,
	2014	2013
Playa Vista Construction Loan	$4,710	$—

Total amounts drawn and available under the construction loan at December 31, 2014 was $4.7 million and $21.0 million, respectively (December 31, 2013 — $nil) at an effective interest rate of 2.42%.

In accordance with the loan agreement, the Company is obligated to make payments on the principal of the construction loan as follows:

2015	$—
2016	4,710
2017	—
2018	—
2019	—
Thereafter	—

$4,710

Wells Fargo Foreign Exchange Facility

Under the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The settlement risk on its foreign currency forward contracts was $1.8 million at December 31, 2014 as the notional value exceeded the fair value of the forward contracts. As at December 31, 2014, the Company has $36.8 million of such arrangements outstanding.

Bank of Montreal Facility

As at December 31, 2014, the Company has available a $10.0 million facility (December 31, 2013 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at December 31, 2014, the Company has letters of credit and advance payment guarantees outstanding of $0.3 million (2013 — $0.3 million) under the Bank of Montreal Facility.

12. Commitments

(a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments to be made by the Company as at December 31, 2014 for each of the years ended December 31, are as follows:

Operating Leases
2015	$5,364
2016	2,493
2017	1,908
2018	1,851
2019	1,288
Thereafter	49

$12,953

Rent expense was $6.6 million for 2014 (2013 — $6.5 million, 2012 — $6.2 million).

Recorded in the accrued liabilities balance as at December 31, 2014 is $1.6 million (December 31, 2013 — $1.7 million) related to accrued rent and lease inducements being recognized as an offset to rent expense over the term of the respective leases.

Purchase obligations under long-term supplier contracts as at December 31, 2014 were $35.3 million (December 31, 2013 — $11.8 million).

(b) As at December 31, 2014 the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2013 — $nil), under the Credit Facility. As at December 31, 2014 the Company had letters of credit and advance payment guarantees outstanding of $0.3 million as compared to $0.3 million as at December 31, 2013, under the Bank of Montreal Facility.

(c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At December 31, 2014, $1.5 million (December 31, 2013 — $1.5 million) of commissions have been accrued and will be payable in future periods.

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

(b) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, consisting of past and future rents owed to the Company, plus interest and costs, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India. The Company has opposed that application on a number of grounds and seeks to have the ICC award recognized in India. On June 13, 2013, the Bombay High Court ruled that it has jurisdiction over the proceeding but on November 19, 2013, the Supreme Court of India stayed proceedings in the High Court pending Supreme Court review of the High Court’s ruling. On June 24, 2011, the Company commenced a proceeding in the Ontario Superior Court of Justice for recognition of the ICC final award. On December 2, 2011, the Ontario Court issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application. On December 22, 2014, E-City filed a notice of motion in Ontario to set aside or stay the 2011 order recognizing the arbitral award in Ontario. In January 2013, the Company filed an action in the New York Supreme Court seeking to collect the amount owed to the Company by certain entities and individuals affiliated with E-City, and on July 11, 2014, the Company moved to amend its petition in the New York matter to have the Canadian judgment recognized as part of this proceeding. The Respondents in the New York action have answered and objected to the Company’s petition, and they have moved to dismiss for improper service of process. On July 29, 2014, the Company commenced a separate proceeding to have the Canadian judgment recognized in New York. On November 26, 2014, E-City filed a motion in the Bombay High Court seeking to enjoin IMAX from continuing the New York legal proceedings. On February 2, 2015, the Bombay High Court denied E-City’s request for an ad interim injunction.

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

(e) The Company has also been involved in litigation against Gary Tsui (“Tsui”) and related parties in both Canada and China based on Tsui’s theft and use of the Company’s trade secrets. The Company filed a lawsuit against Tsui and other related individuals and entities in the Ontario Superior Court of Justice on December 8, 2009, through which the Company sought injunctive relief to prohibit Tsui from disclosing or using the Company’s confidential and proprietary information and from competing with the Company. The Ontario Court awarded the injunctive relief sought by the Company on December 22, 2009. On April 30, 2013, a warrant was issued for Tsui’s arrest based on his refusal to comply with the orders of the Ontario Court, including with respect to the continued use of the Company’s trade secrets. The Ontario action was heard in June 2014 and judgment was rendered in the Company’s favor. The Court awarded the Company $6.0 million in damages against all defendants for conversion and misuse of confidential information, $456,000 against all defendants for disgorgement of profits from the lost business opportunity, $50,000 from Tsui in punitive damages of prejudgment interest on the forgoing and $300,000 in costs against all defendants. The Company also initiated suits against Tsui in Beijing No. 1 Intermediate People’s Court in Beijing, China on February 16, 2013 and December 3, 2013, seeking relief similar to that sought in the Ontario action (the “Beijing Action”). In October, 2013, Jiangsu Sunway Digital Technology Co. Ltd (a company incorporated by Tsui), commenced an action against the Company in Zhenjiang Intermediate People’s Court, in Zhenjiang, China, alleging that the Company defamed and slandered the plaintiff through the commencement of the actions against Tsui in Canada and China referred to above, as well as several written communications to third parties (the “Zhenjiang Action”). In December 2014, the parties entered into a settlement agreement to settle, on terms which they agreed to maintain as confidential, all outstanding matters in connection with the Beijing Action and the Zhenjiang Action. The Company does not expect the settlement agreement to have a material impact on the financial position of the Company.

(f) In November 2013, a purported class action complaint was filed in the United States District Court for the Northern District of Illinois (the “Court”) against IMAX Chicago Theatre LLC (“IMAX Chicago Theatre”), a subsidiary of the Company. The plaintiff, Scott Redman, alleges that IMAX Chicago Theatre provided certain credit card and debit card receipts to customers that were purportedly not in compliance with the applicable truncation requirements of the Fair and Accurate Credit Transactions Act. The plaintiff seeks statutory damages individually and on behalf of a putative class. On February 20, 2014, IMAX Chicago Theatre filed a motion to dismiss the complaint, which the Court denied on January 23, 2015. IMAX Chicago Theatre believes that it has meritorious defenses and intends to defend the lawsuit vigorously. However, given the early stage of the proceedings, IMAX Chicago Theatre is unable to predict the outcome of this matter and is unable to assess the potential impact, if any, of the lawsuit at this time.

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

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the consolidated balance sheets:

	As at December 31,
	2014	2013
Balance at the beginning of the year	$7	$32
Warranty redemptions	(5)	(77)
Warranties issued	11	52
Revisions	(7)	—

Balance at the end of the year	$6	$7

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the consolidated balance sheet as at December 31, 2014 and December 31, 2013 with respect to this indemnity.

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

(b) Changes during the Year

In 2014, the Company issued 1,149,587 (2013 — 1,316,347, 2012 — 1,429,685) common shares pursuant to the exercise of stock options for cash proceeds of $10.8 million (2013 — $9.0 million, 2012 — $8.9 million). In addition, the Company issued 109,264 common shares (net of shares withheld for tax) pursuant to the vesting of RSUs (2013 – 42,461, 2012 – nil).

(c) Stock-Based Compensation

The Company issues stock-based compensation to eligible employees, directors and consultants under the Company’s 2013 Long- Term Incentive Plan and the China Long-Term Incentive Plan, as described below.

On June 11, 2013, the Company’s shareholders approved the IMAX 2013 Long-Term Incentive Plan (“IMAX LTIP”) at the Company’s Annual and Special Meeting. Awards to employees, directors and consultants under the IMAX LTIP may consist of stock options, RSUs and other awards.

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

The compensation costs recorded in the consolidated statement of operations for these plans were $15.1 million in 2014 (2013 — $11.9 million, 2012 — $13.1 million).

As at December 31, 2014, the Company has reserved a total of 9,173,106 (December 31, 2013— 10,530,723) common shares for future issuance under the SOP and IMAX LTIP. Of the common shares reserved for issuance, there are options in respect of 5,925,660 common shares and RSUs in respect of 595,834 common shares outstanding at December 31, 2014. At December 31, 2014 options in respect of 3,368,558 common shares were vested and exercisable.

Stock Option Plan

The Company’s policy is to issue new common shares from treasury to satisfy stock options which are exercised.

The Company utilizes a Binomial Model to determine the fair value of stock-based payment awards. The fair value determined by the Binomial Model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Binomial Model also considers the expected exercise multiple which is the multiple of exercise price to grant price at which exercises are expected to occur on average. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the Binomial Model best provides a fair measure of the fair value of the Company’s employee stock options.

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

The Company recorded an expense of $8.9 million in 2014 (2013 — $8.9 million, 2012 — $12.4 million) related to stock option grants issued to employees and directors in the IMAX LTIP and SOP plans. An income tax benefit of $1.5 million is recorded in the consolidated statement of operations for these costs. Total stock-based compensation expense related to non-vested employee stock options not yet recognized at December 31, 2014 and the weighted average period over which the awards are expected to be recognized is $14.8 million and 2.3 years respectively (2013 — $14.3 million and 3.0 years, 2012 — $20.6 million and 3.6 years).

The weighted average fair value of all stock options, granted to employees and directors in 2014 at the measurement date was $8.25 per share (2013 — $7.10 per share, 2012 — $7.45 per share). For the years ended December 31, the following assumptions were used to estimate the average fair value of the stock options:

	2014	2013	2012
Average risk-free interest rate	2.46%	1.63%	1.36%
Expected option life (in years)	4.15 - 5.82	4.51 - 4.63	2.89 - 6.26
Expected volatility	32.5% - 37.5%	40%	50%
Annual termination probability	0% - 8.40%	0% - 8.52%	0% - 8.76%
Dividend yield	0%	0%	0%

Stock options to Non-Employees

During 2014, an aggregate of 10,000 (2013 — 2,500, 2012 — 12,500) stock options to purchase the Company’s common stock with an average exercise price of $26.47 (2013 — $26.28, 2012 — $22.82) were granted to certain advisors and strategic partners of the Company. These stock options granted have a maximum contractual life of 7 years. The stock options granted in 2014 were granted under the IMAX LTIP.

As at December 31, 2014 non-employee options outstanding amounted to 31,500 stock options (2013 — 76,751, 2012 — 120,001) with a weighted average exercise price of $21.75 (2013 — $15.67, 2012 — $14.14). 16,100 stock options (2013 — 31,509, 2012 — 35,717) were exercisable with an average weighted exercise price of $18.14 (2013 — $12.38, 2012 — $11.57) and the vested options have an aggregate intrinsic value of $0.2 million (2013 — $0.5 million, 2012 — $0.4 million). The weighted average fair value of stock options granted to non-employees during 2014 at the measurement date was $4.84 per share (2013 — $11.50 per share, 2012 — $11.73 per share), utilizing a Binomial Model with the following underlying assumptions:

	Years Ended December 31
	2014	2013	2012
Average risk-free interest rate	0.53%	1.64%	1.28%
Contractual option life	2 years	7 years	7 years
Average expected volatility	32.5%	40.0%	50.0%
Dividend yield	0%	0%	0%

In 2014, the Company recorded a charge of $0.1 million, (2013 — $0.2 million, 2012 — $0.1 million) to costs and expenses related to revenues – services and selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is an accrual of less than $0.1 million for non-employee stock options (December 31, 2013 — $0.1 million).

China Long-Term Incentive Plan (“China LTIP”)

The China LTIP was adopted by IMAX China in October 2012. Each stock option issued under the China LTIP represents an opportunity to participate economically in the future growth and value creation of the subsidiary. The China LTIP options issued by IMAX China (“China Options”) operate in tandem with options granted to certain employees of the subsidiary under the Company’s SOP and IMAX LTIP (“Tandem Options”).

In 2012, an aggregate of 146,623 Tandem Options were granted to certain employees in conjunction with the China Options with an average price of $22.39 in accordance with the China LTIP. During 2014, an additional 39,823 Tandem Options were granted in conjunction with China Options with an average price of $28.52 per share. The Tandem Options have a maximum contractual life of 7 years. As at December 31, 2014 there were 186,446 (December 31, 2013 – 146,623) outstanding and unvested Tandem Options issued under the China LTIP with a weighted average exercise price of $23.70 per share (December 31, 2013 – $22.39 per share). The weighted average fair value of the Tandem Options granted during 2014 was $6.41 per share. The total fair value of the Tandem Options granted with respect to the China LTIP was $1.9 million. The Company is recognizing this expense over a 5 year period. If a performance event occurs, including upon the occurrence of a qualified initial public offering or upon a change in control on or prior to the fifth anniversary of the grant date, the 186,446 Tandem Options issued forfeit immediately and the related charge would be reversed. There were no option awards issued under the China LTIP during 2013.

The Company recorded an expense of $0.3 million (2013 – $0.3 million, 2012 – less than $0.1 million) related to SOP Options issued under the China LTIP.

Stock Option Summary

The following table summarizes certain information in respect of option activity under the SOP and IMAX LTIP:

	Number of Shares			Weighted Average Exercise Price Per Share
	2014	2013	2012	2014	2013	2012
Options outstanding, beginning of year	6,263,121	7,441,068	7,200,721	$21.11	$18.48	$14.60
Granted	872,155	375,650	1,833,485	27.48	25.29	24.59
Exercised	(1,149,587)	(1,316,347)	(1,429,685)	9.42	6.81	6.24
Forfeited	(36,242)	(228,190)	(154,958)	24.63	24.55	23.03
Expired	—	—	—	—	—	—
Cancelled	(23,787)	(9,060)	(8,495)	33.60	30.90	22.07

Options outstanding, end of year	5,925,660	6,263,121	7,441,068	24.24	21.11	18.48

Options exercisable, end of year	3,368,558	3,578,006	3,480,160	22.69	18.56	14.50

In 2014, the Company cancelled 23,787 stock options from its SOP (2013 — 9,060, 2012 — 8,495) surrendered by Company employees.

As at December 31, 2014, 5,461,704 options were fully vested or are expected to vest with a weighted average exercise price of $24.04, aggregate intrinsic value of $38.5 million and weighted average remaining contractual life of 4.3 years. As at December 31, 2014, options that are exercisable have an intrinsic value of $28.4 million and a weighted average remaining contractual life of 4.2 years. The intrinsic value of options exercised in 2014 was $21.8 million (2013 — $26.7 million, 2012 — $23.4 million).

Restricted Share Units

RSUs have been granted to employees, consultants and directors under the IMAX LTIP. Each RSU represents a contingent right to receive one common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date. The Company recorded an expense of $5.8 million for the year ended December 31, 2014 (2013 — $2.1 million), related to RSU grants issued to employees and directors in the plan. The annual termination probability assumed for the year ended December 31, 2014, ranged from 0% to 9.50%. In addition, the Company recorded an expense of less than $0.1 million for the year ended December 31, 2014 (2013 — less than $0.1 million), related to RSU grants issued to certain advisors and strategic partners of the Company.

Total stock-based compensation expense related to non-vested RSU’s not yet recognized at December 31, 2014 and the weighted average period over which the awards are expected to be recognized is $11.0 million and 2.9 years (2013 — $4.7 million and 2.9 years). The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was $0.4 million for the year ended December 31, 2014 (2013 — $nil).

RSUs granted under the IMAX LTIP vest between immediately and four years from the date granted. Vesting of the RSUs is subject to continued employment or service with the Company.

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2014	2013	2014	2013
RSUs outstanding, beginning of year	264,140	—	$26.14	$—
Granted	484,088	322,561	27.42	26.16
Vested and settled	(148,001)	(46,360)	26.29	26.23
Forfeited	(4,393)	(12,061)	26.88	26.28

RSUs outstanding, end of year	595,834	264,140	27.13	26.14

Stock Appreciation Rights

There have been no stock appreciation rights (“SARs”) granted since 2007. For the year ended December 31, 2013, 118,000 SARs were cash settled for $2.4 million. The average exercise price for the settled SARs for the year ended December 31, 2013 was $6.86 per SAR. As at December 31, 2014, no SARS were outstanding. None of the SARs were forfeited, cancelled, or expired for the years ended December 31, 2014 and 2013. The Company has recorded an expense of $nil for 2014 (2013 — $0.4 million, 2012 — $0.6 million) to selling, general and administrative expenses related to these SARs.

Issuer Purchases of Equity Securities

On June 16, 2014, the Company’s board of directors approved a new $150.0 million share repurchase program for shares of the Company’s common stock. Purchases under the program commenced during the third quarter of 2014. The share repurchase program expires on June 30, 2017. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During 2014, the Company repurchased 112,034 common shares at an average price of $27.30 per share. The retired shares were repurchased for $3.1 million. The average carrying value of the stock retired was deducted from common stock and the remaining excess over the average carrying value of stock was charged to accumulated deficit.

The total number of shares purchased during the year ended December 31, 2014 does not include any shares received in the administration of employee share-based compensation plans.

(d) Income per share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Years Ended December 31,
	2014	2013	2012
Net income attributable to common shareholders	$39,736	$44,115	$41,337
Less: Accretion charges associated with redeemable common stock	(426)	—	—

Net income applicable to common shareholders	$39,310	$44,115	$41,337

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	67,841	66,482	65,053
Weighted average number of shares issued during the period	505	669	801

Weighted average number of shares used in computing basic earnings per Share	68,346	67,151	65,854
Assumed exercise of stock options and RSUs, net of shares assumed	1,408	1,810	2,079

Weighted average number of shares used in computing diluted earnings per Share	69,754	68,961	67,933

The calculation of diluted earnings per share excludes 4,151,008 shares that are issuable upon exercise of 1,500 RSUs and 4,149,508 stock options for the year ended December 31, 2014, as the impact of these exercises would be antidilutive.

15. Consolidated Statements of Operations Supplemental Information

(a) Other Revenues

The Company enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater systems. During the period of time between signing and theater system installation, certain customers each year are unable to, or elect not to, proceed with the theater system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and/or the Company may terminate the arrangement by default or by entering into a consensual buyout. In these situations the parties are released from their future obligations under the arrangement, and the initial payments that the customer previously made to the Company are typically not refunded and are recognized as Other Revenues. In addition, the Company enters into agreements with customers to terminate their obligations for additional theater system configurations, which were in the Company’s backlog. Other revenues from settlement arrangements were $nil, $0.4 million and $0.7 million in 2014, 2013 and 2012, respectively.

(b) Foreign Exchange

Included in selling, general and administrative expenses for the year ended December 31, 2014 is $1.5 million for net foreign exchange losses related to the translation of foreign currency denominated monetary assets and liabilities as compared to a net loss of $0.7 million for the year ended December 31, 2013 and a net gain of $1.2 million for the year ended December 31, 2012, respectively. See note 20(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 41 exhibitors (2013 — 38) for a total of 672 theater systems (2013 — 645), of which 451 theaters (2013 — 382) were operating as at December 31, 2014. The terms of the Company’s joint revenue sharing arrangements are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m).

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Equipment and Product Sales and Rentals revenue and for the year ended December 31, 2014 amounted to $68.4 million (2013 — $64.1 million, 2012 — $57.5 million).

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

In 2014, the majority of IMAX DMR revenue was earned from the exhibition of 40 IMAX DMR films (2013 — 38) throughout the IMAX theater network. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m).

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenues and for December 31, 2014 amounted to $83.2 million (2013 — $83.5 million, 2012 — $78.1 million).

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

As at December 31, 2014, the Company has one significant co-produced film arrangement which primarily represents the VIE total assets and liabilities balance of $0.4 million and 5 other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) and 2(m).

In 2014, amounts totaling $3.5 million (2013 —$2.9 million, 2012 — $6.1 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

16. Receivable Provisions, Net of Recoveries

The following table reflects the Company’s receivable provisions net of recoveries recorded in the consolidated statements of operations:

	Years Ended December 31,
	2014	2013	2012
Accounts receivable provisions, net of recoveries	$725	$(35)	$606
Financing receivable provisions, net of recoveries	193	480	(82)

Receivable provisions, net of recoveries	$918	$445	$524

17. Asset Impairments

	Years Ended December 31,
	2014	2013	2012
Property, plant and equipment	$314	$—	$—

Total	$314	$—	$—

The Company records asset impairment charges against property, plant and equipment after an assessment of the carrying value of certain assets in light of their future expected cash flows.

18. Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Years Ended December 31,
	2014	2013	2012
Decrease (increase) in:
Accounts receivable	$(4,318)	$(31,032)	$4,110
Financing receivables	(40)	(13,397)	(7,349)
Inventories	(7,603)	1,884	(422)
Prepaid expenses	(1,346)	231	(706)
Commissions and other deferred selling expenses	(769)	59	322
Insurance recoveries	10,958	380	444
Other assets, prepaid tax	(2,984)	—	—
Other assets	(459)	(341)	(752)
Increase (decrease) in:
Accounts payable	(5,186)	7,238	(8,139)
Accrued and other liabilities(1)	5,702	(1,289)	(2,266)
Deferred revenue	12,102	2,512	(504)

	$6,057	$(33,755)	$(15,262)

(1)	Decrease in accruals and other liabilities for 2014 includes payments of $nil for stock-based compensation (2013 - $2.4 million, 2012 - $0.3 million).

(b) Cash payments made on account of:

	Years Ended December 31,
	2014	2013	2012
Income taxes	$8,885	$1,056	$1,283

Interest	$48	$315	$1,374

(c) Depreciation and amortization are comprised of the following:

	Years Ended December 31,
	2014	2013	2012
Film assets (1)	$11,851	$17,000	$15,515
Property, plant and equipment
Joint revenue sharing arrangements	12,148	11,519	10,125
Other property, plant and equipment	5,616	4,720	4,440
Other intangible assets	2,988	2,854	2,006
Other assets	627	592	532
Deferred financing costs	526	487	170

	$33,756	$37,172	$32,788

(1)	Included in film asset amortization is a charge of $0.3 million (2013 —$0.2 million, 2012 —$0.1 million) relating to changes in estimates based on the ultimate recoverability of future films.

(d) Write-downs, net of recoveries, are comprised of the following:

	Years Ended December 31,
	2014	2013	2012
Asset impairments
Property, plant and equipment	$314	$—	$—
Other charges (recoveries)
Accounts receivables	725	(35)	606
Financing receivables	193	480	(82)
Inventories(1)	359	444	898
Impairment of investments	3,206	—	150
Property, plant and equipment(2)	440	384	18
Other intangible assets	57	63	11
Other assets	—	—	6

	$5,294	$1,336	$1,607

Inventory charges
Recorded in costs and expenses applicable to revenues - product & equipment sales	$209	$274	$795
Recorded in costs and expenses applicable to revenues - services	150	170	103

	$359	$444	$898

(1)	In 2014, the Company recorded a charge of $0.4 million (2013 — $0.5 million, 2012 — $0.9 million, respectively) in costs and expenses applicable to revenues, primarily for its film-based projector inventories. Specifically, IMAX systems includes an inventory charge of $0.2 million (2013 — $0.3 million, 2012 — $0.8 million). Theater system maintenance includes inventory write-downs of $0.2 million (2013 — $0.2 million, 2012 — $0.1 million).
(2)	The Company disposed of assets that were no longer in use. No cash was received for these assets.

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

Transactions between the other segments are not significant.

(a) Operating Segments

	Years Ended December 31,
	2014	2013	2012
Revenue(1)
IMAX theater systems
IMAX systems	$72,992	$80,189	$83,405
Theater system maintenance	34,042	31,978	28,629
Joint revenue sharing arrangements	68,418	64,130	57,526

	175,452	176,297	169,560

Films
Production and IMAX DMR	83,172	83,496	78,050
Distribution	8,932	7,770	14,222
Post-production	10,831	9,192	7,904

	102,935	100,458	100,176

Other	12,154	11,182	13,019

Total	$290,541	$287,937	$282,755

Gross margin
IMAX theater systems
IMAX systems(2)(3)	$47,928	$49,040	$50,245
Theater system maintenance(2)	12,375	12,096	10,970
Joint revenue sharing arrangements(3)	44,714	44,565	37,308

	105,017	105,701	98,523

Films
Production and IMAX DMR(3)	62,922	56,088	49,355
Distribution(3)	2,274	1,371	2,356
Post-production	3,046	1,341	1,954

	68,242	58,800	53,665

Other	129	102	1,057

Total	$173,388	$164,603	$153,245

	Years Ended December 31,
	2014	2013	2012
Depreciation and amortization
IMAX systems	$1,910	$3,287	$2,946
Theater systems maintenance	225	141	212
Joint revenue sharing arrangements	14,614	13,535	11,836
Films
Production and IMAX DMR	10,751	16,298	14,471
Distribution	1,512	1,048	1,631
Post-production	481	424	608
Other	671	347	172
Corporate and other non-segment specific assets	3,592	2,092	912

Total	$33,756	$37,172	$32,788

	Years Ended December 31,
	2014	2013	2012
Asset impairments and write-downs, net of recoveries
IMAX systems	$1,128	$1,109	$1,480
Theater systems maintenance	150	188	103
Joint revenue sharing arrangements	397	39	24
Other	314	—	—
Corporate and other non-segment specific assets	3,305	—	—

Total	$5,294	$1,336	$1,607

	Years Ended December 31,
	2014	2013	2012
Purchase of property, plant and equipment
IMAX systems	$8,822	$6,181	$2,958
Theater system maintenance	229	130	36
Joint revenue sharing arrangements	16,838	22,775	23,257
Films
Production and IMAX DMR	15,245	408	1,175
Distribution	1,582	—	178
Post-production	2,176	2,185	—
Other	1,337	2,036	—
Corporate and other non-segment specific assets	10,713	2,076	1,708

Total	$56,942	$35,791	$29,312

	As at December 31,
	2014	2013
Assets
IMAX systems(4)	$174,531	$170,719
Theater systems maintenance(4)	17,986	16,619
Joint revenue sharing arrangements(4)	162,097	153,399
Films
Production and IMAX DMR	45,549	22,315
Distribution	17,768	8,675
Post-production	13,384	5,351
Other	19,405	7,645
Corporate and other non-segment specific assets	170,813	96,422

Total	$621,533	$481,145

(1)	The Company’s two largest customers as at December 31, 2014 collectively represent 18.3% of total revenues (2013 – 19.9%, 2012 – 15.9%).
(2)	In 2014, the Company recorded a charge of $0.4 million (2013 – $0.5 million, 2012 – $0.9 million, respectively) in costs and expenses applicable to revenues, primarily for its film-based projector inventories. Specifically, IMAX systems includes an inventory charge of $0.2 million (2013 – $0.3 million, 2012 – $0.8 million). Theater system maintenance includes inventory write-downs of $0.2 million (2013 – $0.2 million, 2012 – $0.1 million).
(3)	IMAX systems include marketing and commission costs of $2.7 million, $2.5 million and $2.7 million in 2014, 2013 and 2012, respectively. Joint revenue sharing arrangements segment margins include advertising, marketing, and commission costs of $3.2 million, $3.6 million and $3.4 million in 2014, 2013 and 2012, respectively. Production and DMR segment margins include marketing costs of $7.1 million, $4.2 million and $3.3 million in 2014, 2013 and 2012, respectively. Distribution segment margins include marketing costs of $0.6 million, $0.4 million and $1.5 million in 2014, 2013 and 2012, respectively.
(4)	Goodwill is allocated on a relative fair market value basis to the IMAX systems segment, theater system maintenance segment and joint revenue sharing segment. There has been no change in the allocation of goodwill from the prior year.

(b) Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Years Ended December 31,
	2014	2013	2012
Revenue
United States	$107,282	$125,166	$126,547
Canada	10,309	11,049	19,109
Greater China	78,766	56,480	44,922
Western Europe	30,245	26,000	26,309
Asia (excluding Greater China)	26,276	30,451	28,899
Russia & the CIS	15,700	19,600	20,130
Latin America	12,672	13,017	9,419
Rest of the World	9,291	6,174	7,420

Total	$290,541	$287,937	$282,755

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) classifications comprise more than 10% of total revenue.

	As at December 31,
	2014	2013
Property, plant and equipment
United States	$101,499	$60,285
Canada	25,795	23,687
Greater China	40,065	32,958
Asia (excluding Greater China)	8,454	9,200
Western Europe	5,720	6,012
Rest of the World	1,891	705

Total	$183,424	$132,847

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

(b) Fair Value Measurements

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments at December 31, are comprised of the following:

	As at December 31, 2014		As at December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$106,503	$106,503	$29,546	$29,546
Net financed sales receivable	$95,101	$98,675	$93,493	$92,043
Net investment in sales-type leases	$10,599	$10,503	$13,617	$13,214
Available-for-sale investment	$—	$—	$1,000	$1,000
Foreign exchange contracts — designated forwards	$(1,760)	$(1,760)	$(421)	$(421)
Borrowings under the Playa Vista construction loan	$(4,710)	$(4,710)	$—	$—

Cash and cash equivalents are comprised of cash and interest-bearing investments with original maturity dates to the Company of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value (Level 1 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2014 and 2013, respectively.

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2014 and 2013, respectively.

The fair value of the Company’s available-for-sale investment is determined using the present value of expected cash flows based on projected earnings and other information readily available from the business venture (Level 3 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2014 and 2013, respectively. The discounted cash flow valuation technique is based on significant unobservable inputs of revenue and expense projections, appropriately risk weighted, as the investment is in a start-up entity. The significant unobservable inputs used in the fair value measurement of the Company’s available-for-sale investment are long-term revenue growth and pretax operating margin. A significant increase (decrease) in any of those inputs in isolation would result in a lower or higher fair value measurement.

The fair value of foreign currency derivatives are determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2014 and 2013, respectively. These identical instruments are traded on a closed exchange.

The carrying value of borrowings under the Playa Vista construction loan approximates fair value as the interest rates offered under the construction loan are close to December 31, 2014 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2014.

There were no significant transfers between Level 1 and Level 2 during the year ended December 31, 2014 or 2013. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The table below sets forth a summary of changes in the fair value of the Company’s available-for-sale investment measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period:

	Available For Sale Investments
	2014	2013
Beginning balance, January 1,	$1,000	$1,350
Transfers into/out of Level 3	—	—
Total gains or losses (realized/unrealized)
Included in earnings	(1,350)	—
Included in other comprehensive income	350	(350)
Purchases, issuances, sales and settlements	—	—

Ending balance, December 31,	$—	$1,000

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1,350)	$—

There were no transfers in or out of the Company’s Level 3 assets during the year ended December 31, 2014.

In the year ended December 31, 2014, the Company recognized a $1.4 million other-than-temporary impairment of its available-for-sale investment, in “Impairment of investments” in the consolidated statement of operations, as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost.

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

Credit Watch — Theater operator has begun to demonstrate a delay in payments, and has been placed on the Company’s credit watch list for continued monitoring, but active communication continues with the Company. Depending on the size of outstanding balance, length of time in arrears and other factors, transactions may need to be approved by management. These financing receivables are considered to be in better condition than those receivables related to theaters in the “Pre-approved transactions” category, but not in as good of condition as those receivables in “Good standing.”

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

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at December 31, 2014			As at December 31, 2013
	Minimum Lease Payments	Financed Sales Receivables	Total	Minimum Lease Payments	Financed Sales Receivables	Total
In good standing	$10,457	$94,212	$104,669	$12,318	$89,017	$101,335
Credit Watch	—	—	—	420	3,895	4,315
Pre-approved transactions	—	855	855	288	—	288
Transactions suspended	1,114	528	1,642	1,397	817	2,214

	$11,571	$95,595	$107,166	$14,423	$93,729	$108,152

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at December 31, 2014		As at December 31, 2013
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Net investment in leases	$1,114	$(972)	$1,684	$(606)
Net financed sales receivables	528	(494)	817	(236)

Total	$1,642	$(1,466)	$2,501	$(842)

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

The Company’s aged financing receivables are as follows:

	As at December 31, 2014
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$420	$175	$253	$848	$10,723	$11,571	$(972)	$10,599
Net financed sales receivables	1,558	1,260	2,659	5,477	90,118	95,595	(494)	95,101

Total	$1,978	$1,435	$2,912	$6,325	$100,841	$107,166	$(1,466)	$105,700

	As at December 31, 2013
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$444	$218	$841	$1,503	$12,920	$14,423	$(806)	$13,617
Net financed sales receivables	2,502	1,211	3,018	6,731	86,998	93,729	(236)	93,493

Total	$2,946	$1,429	$3,859	$8,234	$99,918	$108,152	$(1,042)	$107,110

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at December 31, 2014
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$90	$102	$130	$322	$2,024	$—	$2,346
Net financed sales receivables	258	425	1,671	2,354	12,512	—	14,866

Total	$348	$527	$1,801	$2,676	$14,536	$—	$17,212

	As at December 31, 2013
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$168	$108	$205	$481	$4,865	$(200)	$5,146
Net financed sales receivables	450	469	2,056	2,975	19,282	—	22,257

Total	$618	$577	$2,261	$3,456	$24,147	$(200)	$27,403

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

	Impaired Financing Receivables For the Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$525	$2	$(494)	$526	$—

Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—

Total recorded investment in impaired loans:

Net financed sales receivables	$525	$2	$(494)	$526	$—

	Impaired Financing Receivables For the Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$535	$283	$(236)	$545	$34

Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—

Total recorded investment in impaired loans:

Net financed sales receivables	$535	$283	$(236)	$545	$34

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables is as follows:

	Year Ended December 31, 2014
	Net Investment in Leases	Net Financed Sales Receivables

Allowance for credit losses:

Beginning balance	$806	$236
Charge-offs	(20)	—
Recoveries	(74)	—
Provision	260	258

Ending balance	$972	$494

Ending balance: individually evaluated for impairment	$972	$494

Financing receivables:

Ending balance: individually evaluated for impairment	$11,571	$95,595

	Year Ended December 31, 2013
	Net Investment in Leases	Net Financed Sales Receivables

Allowance for credit losses:

Beginning balance	$1,130	$66
Charge-offs	(624)	—
Provision	300	170

Ending balance	$806	$236

Ending balance: individually evaluated for impairment	$806	$236

Financing receivables:

Ending balance: individually evaluated for impairment	$14,423	$93,729

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

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at December 31, 2014 (the “Foreign Currency Hedges”), with settlement dates throughout 2016. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The Company currently does not hold any derivatives which are not designated as hedging instruments and therefore no gain or loss pertaining to an ineffective portion has been recognized.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s consolidated financial statements:

Notional value of foreign exchange contracts:

			As at December 31,
			2014	2013
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards			$36,754	$23,555

Fair value of derivatives in foreign exchange contracts:

			As at December 31,
	Balance Sheet Location		2014	2013
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Accrued and other liabilities		(1,760)	(421)

			$(1,760)	$(421)

Derivatives in Foreign Currency Hedging relationships are as follows:

		Years Ended December 31,
		2014	2013	2012
Foreign exchange contracts - Forwards	Derivative (Loss) Gain Recognized in OCI (Effective Portion)	$(2,524)	$(1,031)	$716

		$(2,524)	$(1,031)	$716

	Location of Derivative (Loss) Gain Reclassified from AOCI	Years Ended December 31,
	into Income (Effective Portion)	2014	2013	2012
Foreign exchange contracts - Forwards	Selling, general and administrative expenses	$(1,186)	$(312)	$236

		$(1,186)	$(312)	$236

			Years Ended December 31,
			2014	2013
Foreign exchange contracts - Forwards	Derivative Loss Recognized In and Out of OCI (Effective Portion)		$—	$(486)

			$—	$(486)

Non Designated Derivatives in Foreign Currency relationships are as follows:

		Years Ended December 31,
	Location of Derivative Gain (Loss)	2014	2013	2012
Foreign exchange contracts - Forwards	Selling, general and administrative expenses	$—	$—	$1,184

		$—	$—	$1,184

(e) Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 and the FASB ASC 320, as appropriate. As at December 31, 2014, the equity method of accounting is being utilized for investments with a total carrying value of $2.8 million (December 31, 2013 — $0.4 million). In 2013, the Company contributed $1.4 million, net of its share of costs, to a new business venture in the early-stage of start-up. In the first quarter of 2014, this new business venture was operational. For the year ended December 31, 2014, gross revenues, cost of revenue and net loss for the investment were $3.1 million, $5.9 million and $4.9 million, respectively (2013 — $6.6 million, $26.0 million, and $26.3 million, respectively). The Company has determined it is not the primary beneficiary of these VIEs, and therefore it has not been consolidated. In 2014, the Company sold its investment in an equity-accounted investment. The Company disposed of the related carrying value and recognized a gain of $0.4 million and $0.1 million, respectively. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under the FASB ASC 320 and is recorded at a fair value of $nil at December 31, 2014 (December 31, 2013 — $1.0 million). For the year ended December 31, 2014, the Company recognized an other-than-temporary impairment for its investment of $1.4 million (2013 — $nil, 2012 — $0.2 million) of which $0.4 million was recognized out of other comprehensive income and $1.0 million as a direct impairment in the consolidated statement of operations. This investment was classified as an available-for-sale investment. The Company has invested $2.5 million in the preferred shares of an enterprise which meet the criteria for classification as an equity security under FASB ASC 325. In 2014, the Company recognized a $1.9 million impairment of its investment. As at December 31, 2014, the carrying value of the Company’s investment in preferred shares is $0.6 million (December 31, 2013 — investment of $2.5 million and $0.5 million pertaining to warrants). The total carrying value of investments in new business ventures at December 31, 2014 and 2013 is $3.4 million and $5.8 million, respectively, and is recorded in Other Assets.

21. Employees’ Pension and Postretirement Benefits

(a) Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan, the SERP, covering Richard L. Gelfond, Chief Executive Officer (“CEO”) of the Company and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at December 31, 2014, the benefits of Mr. Gelfond were 100% vested. Upon a termination for cause, prior to a change of control, the executive shall forfeit any and all benefits to which such executive may have been entitled, whether or not vested.

Under the terms of the SERP, if Mr. Gelfond’s employment terminated other than for cause (as defined in his employment agreement), he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. Pursuant to an employment agreement dated January 1, 2014, the term of Mr. Gelfond’s employment was extended through December 31, 2016, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is included in calculating his entitlement under the SERP.

The following assumptions were used to determine the obligation and cost of the Company’s SERP at the plan measurement dates:

	As at December 31,
	2014	2013	2012
Discount rate	1.30%	1.45%	0.96%
Lump sum interest rate:
First 20 years	2.89%	3.35%	2.67%
Thereafter	3.12%	3.50%	3.01%
Cost of living adjustment on benefits	1.20%	1.20%	1.20%

The amounts accrued for the SERP are determined as follows:

	Years Ended December 31,
	2014	2013
Projected benefit obligation:
Obligation, beginning of year	$18,284	$20,366
Interest cost	264	195
Actuarial loss (gain)	857	(2,277)

Obligation, end of year and unfunded status	$19,405	$18,284

The following table provides disclosure of the pension benefit obligation recorded in the consolidated balance sheets:

	As at December 31,
	2014	2013
Accrued benefits cost	$(19,405)	$(18,284)
Accumulated other comprehensive loss	1,503	646

Net amount recognized in the consolidated balance sheets	$(17,902)	$(17,638)

The following table provides disclosure of pension expense for the SERP for the year ended December 31:

	Years ended December 31
	2014	2013	2012
Interest cost	264	195	272
Amortization of actuarial loss	—	444	365

Pension expense	$264	$639	$637

The accumulated benefit obligation for the SERP was $19.4 million at December 31, 2014 (2013 — $18.3 million).

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2014	2013	2012
Unrealized actuarial loss	$1,503	$646	$3,367

No contributions were made for the SERP during 2014. The Company expects interest costs of $0.3 million to be recognized as a component of net periodic benefit cost in 2015.

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next five years, and in the aggregate:

2015	$—
2016	—
2017	20,042
2018	—
2019	—
Thereafter	—

$20,042

(b) Defined Contribution Pension Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During 2014, the Company contributed and expensed an aggregate of $1.4 million (2013 — $1.3 million, 2012 — $1.1 million) to its Canadian plan and an aggregate of $0.4 million (2013 — $0.3 million, 2012 — $0.3 million) to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c) Postretirement Benefits - Executives

The Company has an unfunded postretirement plan for Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplemental coverage as selected by Messrs. Gelfond and Wechsler.

The amounts accrued for the plan are determined as follows:

	As at December 31,
	2014	2013
Obligation, beginning of year	$392	$524
Interest cost	17	19
Benefits paid	(27)	(17)
Actuarial loss (gain)	448	(134)

Obligation, end of year	$830	$392

The following details the net cost components, all related to continuing operations, and underlying assumptions of postretirement benefits other than pensions:

	Years Ended December 31,
	2014	2013	2012
Interest cost	$17	$19	$13
Amortization of actuarial (gain) loss	(32)	—	9

	$(15)	$19	$22

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2014	2013	2012
Unrealized actuarial loss (gain)	$346	$(134)	$—

Weighted average assumptions used to determine the benefit obligation are:

	As at December 31,
	2014	2013	2012
Discount rate	3.70%	4.50%	3.75%

Weighted average assumptions used to determine the net postretirement benefit expense are:

	Years Ended December 31
	2014	2013	2012
Discount rate	4.50%	3.75%	4.20%

The following benefit payments are expected to be made as per the current plan assumptions in each of the next five years:

2015	$32
2016	43
2017	70
2018	77
2019	84
Thereafter	524

Total	$830

(d) Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees upon meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits.

In 2013, the Company amended the Canadian post-retirement plan to reduce future benefits provided under the plan. As a result of this change, the Company recognized a pre-tax curtailment gain in 2013 of $2.2 million (included in selling, general and administrative expenses) and a reduction in the postretirement liability of $2.6 million.

The amounts accrued for the plan are determined as follows:

	As at December 31,
	2014	2013
Obligation, beginning of year	$2,179	$4,606
Curtailment gain	—	(2,185)
Interest cost	93	72
Service cost	6	27
Benefits paid	(84)	(81)
Actuarial loss (gain)	126	(95)
Unrealized foreign exchange gain	(181)	(165)

Obligation, end of year	$2,139	$2,179

The following details the net cost components, all related to continuing operations, and underlying assumptions of postretirement benefits other than pensions:

	Years Ended December 31,
	2014	2013	2012
Curtailment gain	$—	$(2,185)	$—
Interest cost	93	72	194
Service cost	6	27	231

	$99	$(2,086)	$425

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2014	2013	2012
Unrealized actuarial loss	$429	$303	$129

Weighted average assumptions used to determine the benefit obligation are:

	As at December 31,
	2014	2013	2012
Discount rate	3.75%	4.50%	4.00%

Weighted average assumptions used to determine the net postretirement benefit expense are:

	Years Ended December 31
	2014	2013	2012
Discount rate	4.50%	4.00%	4.50%

The Company expects interest costs of $0.1 million and service costs of less than $0.1 million to be recognized as a component of net periodic benefit cost in 2015.

The following benefit payments are expected to be made as per the current plan assumptions in each of the next five years:

2015	$95
2016	$107
2017	$118
2018	$128
2019	$128
Thereafter	$1,563

Total	$2,139

22. Non-Controlling Interests

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

Pursuant to the transaction, IMAX China issued the investors 337,500 Common C Shares of par value $0.01 each in the authorized capital of IMAX China (the “Class C Shares”) for an aggregate subscription price of $40.0 million (the “First Closing”) on April 8, 2014 (the “First Completion Date”), and issued the investors another 337,500 Class C Shares for an aggregate subscription price of $40.0 million (the “Second Closing”) on February 10, 2015 (the “Second Completion Date”). IMAX China remains a consolidated subsidiary of the Company. Beginning in the second quarter of 2014, the Company’s condensed consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from this transaction and the net proceeds are classified as redeemable non-controlling interest in temporary equity.

Under the shareholders’ agreement, except under limited circumstances, holders of Class C Shares were not permitted to transfer any Class C Shares prior to the Second Completion Date. After the Second Completion Date, holders of Class C Shares may not transfer any Class C Shares except (i) to certain permitted transferees, (ii) pursuant to any sale of Class C Shares on the public market in connection with or following an IPO, and (iii) subject to the right of first offer of the holder of common A shares of par value $0.01 each in the authorized capital of IMAX China (the “Class A Shares”). With respect to transfers Class A Shares prior to an IPO, the shareholders’ agreement also provides certain drag-along rights to the holder of Class A Shares and certain tag-along rights and put rights to holders of Class C Shares.

The board of directors of IMAX China currently consists of nine members. The shareholders’ agreement provides that each of FountainVest and CMC has the right to nominate one member of IMAX China’s board of directors if it owns, (a) at any time prior to the Second Completion Date, at least 90.0% of the Class C Shares issued to such Person at the First Completion Date and (b) at any time following the Second Completion Date, at least 90.0% of the Class C Shares issued to such Person at both the First Completion Date and Second Completion Date. The holder of Class A Shares has the right to nominate seven members, among which one nominee shall be an independent director reasonably satisfactory to the holders of Class C Shares.

The shareholders’ agreement entered into in connection with the transaction contains restrictions on the transfer of IMAX China’s common shares, certain provisions related to the composition of IMAX China’s board of directors and certain provisions relating to the redemption and share issuance in lieu of an initial public offering of IMAX China’s shares and put and call rights relating to a change of control of the Company.

The shareholders’ agreement entered into in connection with the transaction provides that IMAX China intends to conduct an IPO of its shares by the fifth anniversary of the First Completion Date. If a qualified IPO (as defined in the shareholders’ agreement) has not occurred by such date, each holder of Class C Shares may request that all of such holders’ Class C Shares be, at their election, either: (i) redeemed by IMAX China at par value together with the issuance of 2,846,000 of the Company’s common shares, (ii) redeemed by IMAX China at par value together with the payment by the Company in cash of the consideration paid by the holders of the Class C Shares, or (iii) exchanged and/or redeemed by IMAX China in a combination of cash and the shares of the Company equal to the pro rata fair market value of IMAX China.

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

The following summarizes the movement of the non-controlling interest in the Company’s subsidiary for the year ended December 31, 2014:

Balance as at December 31, 2013	$—
Issuance of subsidiary shares to a non-controlling interest	40,000
Share issuance costs from the issuance of subsidiary shares to a non-controlling interest	(2,843)
Net income	2,631
Other comprehensive loss, net of tax	58
Accretion charges associated with redeemable common stock	426

Balance as at December 31, 2014	$40,272

(b) Other Non-Controlling Interest

In 2014, the Company announced the creation of the Film Fund to co-finance a portfolio of 10 original large-format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company, which will contribute $9.0 million to the Film Fund over five years, anticipates the Film Fund will be self-perpetuating, with a portion of box office proceeds reinvested into the Film Fund to generate a continuous, steady flow of high-quality documentary content. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures. For the year ended December 31, 2014, the Film Fund has contributed $7.5 million toward an investment in film assets.

Balance as at December 31, 2013	$—
Issuance of subsidiary shares to a non-controlling interest	4,551
Share issuance costs from the issuance of subsidiary shares to a non-controlling interest	(713)
Net loss	(198)

Balance as at December 31, 2014	$3,640

23. Discontinued Operations

(a) Nyack Theater

In 2014, the Company’s lease with respect to its owned and operated Nyack IMAX Theater ended and the Company decided not to renew the lease. The transactions of the Company’s owned and operated Nyack theater are reflected as a discontinued operation.

(b) Operating Results for Discontinued Operations

	Years Ended December 31,
	2014	2013	2012
Services revenue	$35	$1,291	$1,535
Services cost of sales applicable to revenues(1)	537	(1,758)	(2,047)
Selling, general and administrative expenses	—	(2)	—
Interest recovery	—	1	—
Tax (expense) recovery	(217)	159	—

Income (loss) from discontinued operations, net of tax	$355	$(309)	$(512)

(1)	Upon the expiration of the lease, lease inducements contingent upon the completion of the full term of the lease were recognized as a reduction in rent expense of $0.8 million (2013 — $nil, 2012 — $nil).

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

	Years Ended December 31,
	2014	2013	2012
Beginning balance, January 1	$143	$249	$230
Accretion expense	12	6	19
Reduction in asset retirement obligation	(6)	(112)	—

Ending balance, December 31	$149	$143	$249

25. Prior Years’ Figures

Certain of the prior years’ figures have been reclassified to conform to the current year’s presentation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

The Company’s management, with the participation of its CEO and its Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at December 31, 2014 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework in Internal Control-Integrated Framework (2013) to assess the effectiveness of the Company’s internal control over financial reporting.

Management has assessed the effectiveness of the Company’s internal control over financial reporting, as at December 31, 2014, and has concluded that such internal control over financial reporting were effective as at that date.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP has audited the effectiveness of the Company’s internal control over financial reporting as at December 31, 2014 as stated in their report on page 81.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a)(2) Financial Statement Schedules

Financial statement schedule for each year in the three-year period ended December 31, 2014.

II. Valuation and Qualifying Accounts.

(a)(3) Exhibits

The items listed as Exhibits 10.1 to 10.31 relate to management contracts or compensatory plans or arrangements.

Exhibit No.	Description

3.1	Restated Articles of Incorporation of IMAX Corporation, dated July 30, 2013. Incorporated by reference to Exhibit 3.1 to IMAX Corporation’s Form 10-Q, for the quarter ended September 30, 2013 (File No. 001-35066).

3.2	By-Law No. 1 of IMAX Corporation enacted on June 2, 2014. Incorporated by reference to Exhibit 3.2 to IMAX Corporation’s Form 8-K, dated June 3, 2014 (File No. 001-35066).

4.1	Shareholders’ Agreement, dated as of January 3, 1994, among WGIM Acquisition Corporation, the Selling Shareholders as defined therein, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., Bradley J. Wechsler, Richard L. Gelfond and Douglas Trumbull (the “Selling Shareholders’ Agreement”). Incorporated by reference to Exhibit 4.1 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

4.2	Amendment, dated as of March 1, 1994, to the Selling Shareholders’ Agreement. Incorporated by reference to Exhibit 4.2 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

4.3	Registration Rights Agreement, dated as of February 9, 1999, by and among IMAX Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond. Incorporated by reference to Exhibit 4.3 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

10.1	Stock Option Plan of IMAX Corporation, dated June 18, 2008. Incorporated by reference to Exhibit 10.1 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2010 (File No. 001-35066).

10.2	IMAX Corporation 2013 Long Term Incentive Plan. Incorporated by referenced to Exhibit 10.1 to IMAX Corporation’s Form 8-K, dated June 11, 2013 (File No. 001-35066).

10.3	IMAX Corporation Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2006 Incorporated by reference to Exhibit 10.2 to IMAX Corporation’s Form 10-K, for year ended December 31, 2012 (File No. 001-35066).

10.4	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.3 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

10.5	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.4 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

10.6	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.5 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

10.7	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Bradley, J. Wechsler. Incorporated by reference to Exhibit 10.6 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

10.8	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.8 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2013 (File No. 001-35066).

*10.9	Services Agreement, dated December 11, 2008, between IMAX Corporation and Bradley J. Wechsler.

10.10	Services Agreement Amendment, dated February 14, 2011, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.9 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2010 (File No. 001-35066).

10.11	Services Agreement Amendment dated April 1, 2013, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.11 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2013 (File No. 001-35066).

10.12	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.10 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

10.13	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.11 to IMAX Corporation’s Form 10-K for the year ended December 31, 2012 (File No. 001-35066).

10.14	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.12 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

10.15	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Richard L. Gelfond.

Incorporated by reference to Exhibit 10.13 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

10.16	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.16 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2013 (File No. 001-35066).

*10.17	Amended Employment Agreement, dated December 11, 2008, between IMAX Corporation and Richard L. Gelfond.

10.18	Amended Employment Agreement, dated December 20, 2010, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.16 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2010 (File No. 001-35066).

10.19	Amended Employment Agreement, dated December 12, 2011, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.17 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

10.20	Employment Agreement, dated January 1, 2014, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.12 to IMAX Corporation’s Form 10-Q, for the quarter ended September 30, 2014 (File No. 001-35066).

10.21	Employment Agreement, dated March 9, 2006, between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.18 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

10.22	First Amending Agreement, dated December 31, 2007, between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.22 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2013 (File No. 001-35066).

10.23	Second Amending Agreement, dated April 29, 2010, between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.31 to IMAX Corporation’s Form 10-Q, for the quarter ended June 30, 2010 (File No. 000-24216).

10.24	Third Amending Agreement, dated June 12, 2013, between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.21 to IMAX Corporation’s Form 10-Q, for the quarter ended June 30, 2013 (File No. 001-35066).

10.25	Employment Agreement, dated May 14, 2007, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to Exhibit 10.21 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

10.26	First Amending Agreement, dated May 14, 2009, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to Exhibit 10.27 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2009 (File No. 000-24216).

10.27	Second Amending Agreement, dated May 14, 2010, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to Exhibit 10.32 to IMAX Corporation’s Form 10-Q, for the quarter ended June 30, 2010 (File No. 000-24216).

10.28	Third Amending Agreement, dated January 23, 2012, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to Exhibit 10.24 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

10.29	Fourth Amending Agreement, dated May 15, 2014, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to Exhibit 10.29 to IMAX Corporation’s Form 10-Q, for the quarter ended September 30, 2014 (File No. 001-35066).

10.30	Summary of Employment Agreement, effective October 3, 2011, between IMAX Corporation and Mark Welton. Incorporated by reference to Exhibit 10.38 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-35066).

10.31	Statement of Directors’ Compensation, dated June 11, 2013. Incorporated by reference to Exhibit 10.26 to IMAX Corporation’s Form 10-Q for the quarter ended June 30, 2013 (File No. 001-35066).

10.32	Third Amended and Restated Credit Agreement, dated February 7, 2013, by and between IMAX Corporation, the Guarantors referred to therein, the Lenders referred to therein, Wells Fargo Bank National Association and Wells Fargo Securities, LLC. Incorporated by reference to Exhibit 10.28 to IMAX Corporation’s Form 10-K, for year ended December 31, 2012 (File No. 001-35066).

10.33	Construction Loan Agreement, dated October 6, 2014, between IMAX PV Development, Inc., Wells Fargo Bank, National Association and the financial institutions referred to therein. Incorporated by reference to Exhibit 10.45 to IMAX Corporation’s Form 10-Q, for the quarter ended September 30, 2014 (File No. 001-35066).

10.34	Securities Purchase Agreement, dated as of May 5, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust. Incorporated by reference to Exhibit 10.43 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2013 (File No. 001-35066).

*10.35	Amendment No. 1 to Securities Purchase Agreement, dated December 1, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust.

10.36	Subscription Agreement, dated April 7, 2014, by and among IMAX China Holding, Inc., IMAX Corporation, IMAX (Barbados) Holding, Inc., China Movie Entertainment FV Limited, CMCCP Dome Holdings Limited and China Movie Entertainment CMC Limited. Incorporated by reference to Exhibit 10.1 to IMAX Corporation’s Form 8-K, dated April 7, 2014 (File No. 001-35066).

*21	Subsidiaries of IMAX Corporation.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney of certain directors.

*31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated February 19, 2015, by Richard L. Gelfond.

*31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated February 19, 2015, by Joseph Sparacio.

*32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated February 19, 2015, by Richard L. Gelfond.

*32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated February 19, 2015, by Joseph Sparacio.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

By	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer

Date: February 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2015.

/s/ RICHARD L. GELFOND	/s/ JOSEPH SPARACIO	/s/ JEFFREY VANCE
Richard L. Gelfond Chief Executive Officer & Director (Principal Executive Officer)	Joseph Sparacio Executive Vice President & Chief Financial Officer (Principal Financial Officer)	Jeffrey Vance Senior Vice-President, Finance & Controller (Principal Accounting Officer)

*	*	*
Bradley J. Wechsler Chairman of the Board & Director	Neil S. Braun Director	Eric A. Demirian Director

*	*	*
Garth M. Girvan Director	David W. Leebron Director	Michael Lynne Director

*	*	*
Michael MacMillan Director	I. Martin Pompadur Director	Marc A. Utay Director

By	* /s/ JOSEPH SPARACIO
Joseph Sparacio
(as attorney-in-fact)

IMAX CORPORATION

Schedule II

Valuation and Qualifying Accounts

(In thousands of U.S. dollars)

	Balance at beginning of year	Additions/ (recoveries) charged to expenses	Other additions/ (deductions)(1)	Balance at end of year
Allowance for net investment in leases
Year ended December 31, 2012	$1,833	$316	$(1,019)	$1,130
Year ended December 31, 2013	$1,130	$300	$(624)	$806
Year ended December 31, 2014	$806	$—	$166	$972

Allowance for financed sale receivables
Year ended December 31, 2012	$316	$(141)	$(109)	$66
Year ended December 31, 2013	$66	$180	$(10)	$236
Year ended December 31, 2014	$236	$193	$65	$494

Allowance for doubtful accounts receivable
Year ended December 31, 2012	$1,840	$606	$(882)	$1,564
Year ended December 31, 2013	$1,564	$(35)	$(642)	$887
Year ended December 31, 2014	$887	$725	$(665)	$947

Deferred income tax valuation allowance
Year ended December 31, 2012	$6,054	$93	$(34)	$6,113
Year ended December 31, 2013	$6,113	$(341)	$(1,018)	$4,754
Year ended December 31, 2014	$4,754	$(430)	$(4,014)	$310

(1)	Deductions represent write-offs of amounts previously charged to the provision.