Form 10-Q
period 2015-03-31
IMAX CORP
filed 2015-04-30
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number 001-35066

IMAX Corporation

(Exact name of registrant as specified in its charter)

Canada	98-0140269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2525 Speakman Drive,	110 E. 59th Street, Suite 2100
Mississauga, Ontario, Canada L5K 1B1 (905) 403-6500	New York, New York, USA 10022 (212) 821-0100
(Address of principal executive offices, zip code, telephone numbers)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Shares, no par value	The New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2015
Common stock, no par value	69,586,041

IMAX CORPORATION

IMAX CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its subsidiaries (the “Company”) and expectations regarding the Company’s future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, the signing of theater system agreements; conditions, changes and developments in the commercial exhibition industry; the performance of IMAX DMR films; the potential impact of increased competition in the markets within which the Company operates; competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; risks related to the Company’s growth and operations in China; the Company’s largest customer accounting for a significant portion of the Company’s revenue and backlog; risks related to new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to the Company’s inability to protect the Company’s intellectual property; risks related to the Company’s implementation of a new enterprise resource planning system; general economic, market or business conditions; the failure to convert theater system backlog into revenue; changes in laws or regulations; risks related to the Company’s dependence on a sole supplier for its analog film; risks related to cyber-security; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$140,342	$106,503
Accounts receivable, net of allowance for doubtful accounts of $946 (December 31, 2014 — $947)	66,187	76,051
Financing receivables	105,228	105,700
Inventories	25,631	17,063
Prepaid expenses	7,026	4,946
Film assets	14,921	15,163
Property, plant and equipment	201,926	183,424
Other assets	24,448	23,047
Deferred income taxes	23,799	23,058
Other intangible assets	27,305	27,551
Goodwill	39,027	39,027

Total assets	$675,840	$621,533

Liabilities
Bank indebtedness	$16,080	$4,710
Accounts payable	27,039	26,145
Accrued and other liabilities	59,412	75,425
Deferred revenue	95,694	88,566

Total liabilities	198,225	194,846

Commitments and contingencies
Non-controlling interests	83,223	43,912

Shareholders’ equity
Capital stock common shares — no par value. Authorized — unlimited number.
Issued and outstanding — 69,586,041 (December 31, 2014 — 68,988,050)	361,451	344,862
Other equity	43,990	47,319
Accumulated deficit	(6,090)	(6,259)
Accumulated other comprehensive loss	(4,959)	(3,147)

Total shareholders’ equity	394,392	382,775

Total liabilities and shareholders’ equity	$675,840	$621,533

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Equipment and product sales	$14,436	$6,354
Services	31,716	28,872
Rentals	13,814	10,791
Finance income	2,245	2,180

	62,211	48,197

Costs and expenses applicable to revenues
Equipment and product sales	7,540	3,719
Services	14,807	14,350
Rentals	3,883	3,720

	26,230	21,789

Gross margin	35,981	26,408
Selling, general and administrative expenses (including share-based compensation expense of $5.6 million for the three months ended March 31, 2015 (2014 - expense of $3.2 million))	28,352	21,312
Research and development	4,542	3,599
Amortization of intangibles	430	402
Receivable provisions, net of recoveries	5	287

Income from operations	2,652	808
Interest income	246	16
Interest expense	(304)	(266)

Income from operations before income taxes	2,594	558
Provision for income taxes	(675)	(72)
Loss from equity-accounted investments, net of tax	(434)	(262)

Income from continuing operations	1,485	224
Net income from discontinued operations, net of tax	—	355

Net income	1,485	579
Less: Net income attributable to non-controlling interests	(1,094)	—

Net income attributable to Common Shareholders	$391	$579

Net income per share - basic & diluted:
Net income per share from continuing operations	$—	$—
Net income per share from discontinued operations	—	0.01

	$—	$0.01

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$1,485	$579

Unrealized net loss from cash flow hedging instruments	(3,026)	(810)
Realization of cash flow hedging net loss upon settlement	635	248
Foreign currency translation adjustments	(70)	(146)

Other comprehensive loss, before tax	(2,461)	(708)
Income tax benefit related to other comprehensive loss	644	181

Other comprehensive loss, net of tax	(1,817)	(527)

Comprehensive (loss) income	(332)	52
Less: Comprehensive income attributable to non-controlling interests	(1,089)	—

Comprehensive (loss) income attributable to Common Shareholders	$(1,421)	$52

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash provided by (used in):
Operating Activities
Net income	$1,485	$579
Net income from discontinued operations	—	(355)
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	9,633	7,555
Write-downs, net of recoveries	128	518
Change in deferred income taxes	191	(75)
Stock and other non-cash compensation	5,666	3,281
Unrealized foreign currency exchange loss	1,351	646
Loss from equity-accounted investments	785	346
Gain on non-cash contribution to equity-accounted investees	(352)	—
Investment in film assets	(3,013)	(1,888)
Changes in other non-cash operating assets and liabilities	(9,805)	2,755
Net cash provided by operating activities from discontinued operations	—	572

Net cash provided by operating activities	6,069	13,934

Investing Activities
Purchase of property, plant and equipment	(22,582)	(7,927)
Investment in joint revenue sharing equipment	(4,815)	(5,506)
Acquisition of other intangible assets	(665)	(287)

Net cash used in investing activities	(28,062)	(13,720)

Financing Activities
Issuance of subsidiary shares to a non-controlling interest	40,000	—
Share issuance costs from the issuance of subsidiary shares to a non-controlling interest	(2,000)	—
Common shares issued - stock options exercised	11,407	742
Increase in bank indebtedness	11,371	—
Settlement of restricted share units	(3,905)	(789)
Credit facility amendment fees paid	(1,003)	—

Net cash provided by (used in) financing activities	55,870	(47)

Effects of exchange rate changes on cash	(38)	(21)

Increase in cash and cash equivalents during the period	33,839	146

Cash and cash equivalents, beginning of period	106,503	29,546

Cash and cash equivalents, end of period	$140,342	$29,692

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands of U.S. dollars unless otherwise stated)

(Unaudited)

1. Basis of Presentation

IMAX Corporation, together with its subsidiaries (the “Company”), prepares its financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

The condensed consolidated financial statements include the accounts of the Company together with its subsidiaries, except for subsidiaries which the Company has identified as variable interest entities (“VIEs”) where the Company is not the primary beneficiary. The nature of the Company’s business is such that the results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all normal and recurring adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.

The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”).

The Company has 10 film production companies that are VIEs. For 4 of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. These consolidated production companies have total assets of $7.1 million (December 31, 2014 — $7.7 million) and total liabilities of $0.3 million as at March 31, 2015 (December 31, 2014 — $0.3 million). The majority of these consolidated assets are held by the IMAX Original Film Fund (the “Film Fund”) as described in note 16(b). For the other 6 film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at March 31, 2015, these 6 VIEs have total assets of $0.4 million (December 31, 2014 — $0.4 million) and total liabilities of $0.4 million (December 31, 2014 — $0.4 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil for the three months ended March 31, 2015 (2014 — $nil). The carrying value of these investments in VIEs that are not consolidated is $nil at March 31, 2015 (December 31, 2014 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statement of operations. The Company’s exposure, which is determined based on the level of funding contributed by the Company and the development stage of the respective film, is $nil at March 31, 2015 (December 31, 2014 — $nil).

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 “Investments – Equity Method and Joint Ventures” (“ASC 323”) or ASC 320 “Investments in Debt and Equity Securities” (“ASC 320”), as appropriate.

All significant intercompany accounts and transactions, including all unrealized intercompany profits on transactions with equity-accounted investees, have been eliminated.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

These interim financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2014 Annual Report on Form 10-K for the year ended December 31, 2014 (“the 2014 Form 10-K”) which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company’s financial statements for the year ended December 31, 2014, except as noted below.

2. New Accounting Standards and Accounting Changes

The adoption of new accounting policies and recently issued FASB accounting standard codification updates were not material to the Company’s condensed consolidated financial statements for the period ended March 31, 2015.

3. Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	March 31, 2015	December 31, 2014
Gross minimum lease payments receivable	$12,942	$13,928
Unearned finance income	(2,198)	(2,357)

Minimum lease payments receivable	10,744	11,571
Accumulated allowance for uncollectible amounts	(972)	(972)

Net investment in leases	9,772	10,599

Gross financed sales receivables	130,254	131,155
Unearned finance income	(34,304)	(35,560)

Financed sales receivables	95,950	95,595
Accumulated allowance for uncollectible amounts	(494)	(494)

Net financed sales receivables	95,456	95,101

Total financing receivables	$105,228	$105,700

Net financed sales receivables due within one year	$17,048	$15,544
Net financed sales receivables due after one year	$78,408	$79,557

As at March 31, 2015, the financed sale receivables had a weighted average effective interest rate of 10.1% (December 31, 2014 — 10.2%).

4. Inventories

	March 31, 2015	December 31, 2014
Raw materials	$13,117	$9,147
Work-in-process	1,674	1,211
Finished goods	10,840	6,705

	$25,631	$17,063

At March 31, 2015, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $5.0 million (December 31, 2014 — $1.4 million).

During the three months ended March 31, 2015, the Company had write-downs for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of less than $0.1 million (2014 — less than $0.1 million).

5. Property, Plant and Equipment

	As at March 31, 2015
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components	$180,403	$67,602	$112,801
Camera equipment	5,254	3,008	2,246

	185,657	70,610	115,047

Assets under construction	14,843	—	14,843

Other property, plant and equipment
Land	8,192	—	8,192
Buildings	60,107	11,298	48,809
Office and production equipment	33,159	18,566	14,593
Leasehold improvements	2,626	2,184	442

	104,084	32,048	72,036

	$304,584	$102,658	$201,926

	As at December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components	$179,236	$63,862	$115,374
Camera equipment	5,253	2,874	2,379

	184,489	66,736	117,753

Assets under construction	43,250	—	43,250

Other property, plant and equipment
Land	8,180	—	8,180
Buildings	16,584	10,998	5,586
Office and production equipment	27,996	19,659	8,337
Leasehold improvements	9,937	9,619	318

	62,697	40,276	22,421

	$290,436	$107,012	$183,424

6. Other Intangible Assets

	As at March 31, 2015
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$9,767	$6,108	$3,659
Licenses and intellectual property	20,490	5,274	15,216
Other	10,312	1,882	8,430

	$40,569	$13,264	$27,305

	As at December 31, 2014
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$9,686	$5,967	$3,719
Licenses and intellectual property	20,490	4,867	15,623
Other	9,873	1,664	8,209

	$40,049	$12,498	$27,551

Other intangible assets of $10.3 million are comprised mainly of the Company’s investment in an enterprise resource planning system. Fully amortized other intangible assets are still in use by the Company.

During the three months ended March 31, 2015, the Company acquired $0.5 million in other intangible assets. The weighted average amortization period for these additions was 10 years.

During the three months ended March 31, 2015, the Company incurred costs of less than $0.1 million to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses (2014 – less than $0.1 million).

As at March 31, 2015, estimated amortization expense for each of the years ended December 31, are as follows:

2015 (nine months remaining)	$2,202
2016	2,864
2017	2,864
2018	2,864
2019	2,864

7. Credit Facility and Playa Vista Construction Loan

On March 3, 2015, the Company amended and restated the terms of its existing senior secured credit facility (the “Prior Credit Facility”) in order to, among other things, eliminate the fixed charge coverage ratio under the Prior Credit Facility and reset certain financial maintenance covenants. The amended and restated facility (the “Credit Facility”), with a scheduled maturity of March 3, 2020, has a maximum borrowing capacity of $200.0 million, the same maximum borrowing capacity as under the Prior Credit Facility. Certain of the Company’s subsidiaries serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility. The Credit Facility is collateralized by a first priority security interest in substantially all of the present and future assets of the Company and the Guarantors.

The terms of the Credit Facility are set forth in the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), dated March 3, 2015, among the Company, the Guarantors, the lenders named therein, Wells Fargo Bank, National Association (“Wells Fargo”), as agent and issuing lender (Wells Fargo, together with the lenders named therein, the “Lenders”) and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner and in various collateral and security documents entered into by the Company and the Guarantors. Each of the Guarantors has also entered into a guarantee in respect of the Company’s obligations under the Credit Facility.

The Company was in compliance with all of its requirements at March 31, 2015.

Total amounts drawn and available under the Credit Facility at March 31, 2015 were $nil and $200.0 million, respectively (December 31, 2014 — $nil and $200.0 million, respectively).

As at March 31, 2015, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2014 — $nil), under the Credit Facility.

Playa Vista Construction Financing

On October 6, 2014, IMAX PV Development Inc., a Delaware corporation (“PV Borrower”) and direct wholly-owned subsidiary of IMAX U.S.A. Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company, entered into a construction loan agreement with Wells Fargo. The construction loan is being used to fund up to $25.7 million (the “Playa Vista Loan”) of the costs of development and construction of the new West Coast headquarters of the Company, located in a new office facility in the Playa Vista neighborhood of Los Angeles, California (the “Playa Vista Project”).

The total cost of development of the Playa Vista Project is approximately $52.0 million, with all costs in excess of the Playa Vista Loan being provided through funding by the Company.

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

Bank indebtedness includes the following:

	March 31, 2015	December 31, 2014
Playa Vista Loan	$16,080	$4,710

Total amounts drawn and available under the construction loan at March 31, 2015 were $16.1 million and $9.6 million, respectively (December 31, 2014 — $4.7 million and $21.0 million, respectively). Under the Playa Vista Loan, the effective interest rate for the first quarter of 2015 was 2.42% (2014 — not applicable).

In accordance with the loan agreement, the Company is obligated to make payments on the principal of the construction loan as follows:

2015 (nine months remaining)	$—
2016	16,080
2017	—
2018	—
2019	—
Thereafter	—

$16,080

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The settlement risk on its foreign currency forward contracts was $4.2 million as at March 31, 2015 as the notional value exceeded the fair value of the forward contracts. As at March 31, 2015, the Company has $37.0 million of such arrangements outstanding.

Bank of Montreal Facility

As at March 31, 2015, the Company has available a $10.0 million facility (December 31, 2014 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at March 31, 2015, the Company has letters of credit and advance payment guarantees outstanding of $0.3 million (December 31, 2014 — $0.3 million) under the Bank of Montreal Facility.

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

(b) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, consisting of past and future rents owed to the Company, plus interest and costs, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India. The Company has opposed that application on a number of grounds and seeks to have the ICC award recognized in India. On June 13, 2013, the Bombay High Court ruled that it has jurisdiction over the proceeding but on November 19, 2013, the Supreme Court of India stayed proceedings in the High Court pending Supreme Court review of the High Court’s ruling. On June 24, 2011, the Company commenced a proceeding in the Ontario Superior Court of Justice for recognition of the ICC final award. On December 2, 2011, the Ontario Court issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application. On December 22, 2014, E-City filed a notice of motion in Ontario to set aside or stay the 2011 order recognizing the arbitral award in Ontario, but on February 11, 2015, E-City withdrew this motion. In January 2013, the Company filed an action in the New York Supreme Court seeking to collect the amount owed to the Company by certain entities and individuals affiliated with E-City, and on July 11, 2014, the Company moved to amend its petition in the New York matter to have the Canadian judgment recognized as part of this proceeding. The Respondents in the New York action have answered and objected to the Company’s petition, and they have moved to dismiss for improper service of process. On July 29, 2014, the Company commenced a separate proceeding to have the Canadian judgment recognized in New York. On November 26, 2014, E-City filed a motion in the Bombay High Court seeking to enjoin IMAX from continuing the New York legal proceedings. On February 2, 2015, the Bombay High Court denied E-City’s request for an ad interim injunction. On March 16, 2015, E-City filed an appeal of this Bombay High Court decision.

(c) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York (the “Court”) and were subsequently consolidated by the Court. The plaintiffs filed a consolidated amended class action complaint on October 2, 2007, which added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock on the NASDAQ between February 27, 2003 and July 20, 2007 (the “U.S. Class”), alleged primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. On March 26, 2012, the parties executed and filed with the Court an amended formal stipulation of settlement and proposed form of notice to the class. On June 20, 2012, the Court issued an order granting final approval of the settlement. Under the terms of the settlement, members of the U.S. Class who did not opt out of the settlement released defendants from liability for all claims that were alleged in this action or could have been alleged in this action or any other proceeding (including the action in Canada as described in (d) of this note relating to the purchase of the Company’s securities on the NASDAQ between February 27, 2003 and July 20, 2007 or the subject matter and facts relating to this action. As part of the settlement and in exchange for the release, defendants agreed to pay $12.0 million to a settlement fund which amount was funded by the carriers of the Company’s directors and officers insurance policy and by PricewaterhouseCoopers LLP. The settlement was distributed to the U.S. Class on May 5, 2014.

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

(e) In November 2013, a purported class action complaint was filed in the United States District Court for the Northern District of Illinois (the “Court”) against IMAX Chicago Theatre LLC (“IMAX Chicago Theatre”), a subsidiary of the Company. The plaintiff, Scott Redman, alleges that IMAX Chicago Theatre provided certain credit card and debit card receipts to customers that were purportedly not in compliance with the applicable truncation requirements of the Fair and Accurate Credit Transactions Act. The plaintiff seeks statutory damages individually and on behalf of a putative class. On February 20, 2014, IMAX Chicago Theatre filed a motion to dismiss the complaint, which the Court denied on January 23, 2015. Discovery is ongoing in this matter. IMAX Chicago Theatre believes that it has meritorious defenses and intends to defend the lawsuit vigorously. However, given the early stage of the proceedings, IMAX Chicago Theatre is unable to predict the outcome of this matter and is unable to assess the potential impact, if any, of the lawsuit at this time.

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

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the condensed consolidated balance sheets:

	March 31, 2015	December 31, 2014

Balance at the beginning of period	$6	$7
Warranty redemptions	—	(5)
Warranties issued	—	11
Revisions	—	(7)

Balance at the end of period	$6	$6

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheet as at March 31, 2015 and December 31, 2014 with respect to this indemnity.

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

9. Condensed Consolidated Statements of Operations Supplemental Information

(a) Selling Expenses

The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs and direct advertising and marketing, included in costs and expenses applicable to revenues-equipment and product sales, totaled $0.5 million for the three months ended March 31, 2015 (2014 — $0.2 million).

Film exploitation costs, including advertising and marketing, totaled $1.2 million for the three months ended March 31, 2015 (2014 — $1.3 million) and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled a recovery of $0.1 million for the three months ended March 31, 2015 (2014 — expense of less than $0.1 million). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled a recovery of less than $0.1 million for the three months ended March 31, 2015 (2014 — expense of $0.2 million).

(b) Foreign Exchange

Included in selling, general and administrative expenses for the three months ended March 31, 2015 is a loss of $1.6 million (2014 — loss of $0.7 million), for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities. See note 15(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 42 exhibitors for a total of 680 theater systems, of which 457 theaters were operating as at March 31, 2015, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m) of the Company’s 2014 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Equipment and Product Sales and Rentals revenue and for the three months ended March 31, 2015 amounted to $15.9 million (2014 — $10.9 million).

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

For the three months ended March 31, 2015, the majority of IMAX DMR revenue was earned from the exhibition of 22 IMAX DMR films (2014 – 18) throughout the IMAX theater network. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m) of the Company’s 2014 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three months ended March 31, 2015 amounted to $17.7 million (2014 — $15.2 million).

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

The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) and 2(m) of the Company’s 2014 Form 10-K.

As at March 31, 2015, the Company has one significant co-produced film arrangement which represents the VIE total assets and liabilities balance of $0.4 million and 5 other co-produced film arrangements, the terms of which are similar.

For the three months ended March 31, 2015, amounts totaling $0.6 million (2014 — $0.5 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

10. Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Three Months Ended March 31,
	2015	2014
Decrease (increase) in:
Accounts receivable	$9,456	$13,011
Financing receivables	(674)	3,191
Inventories	(8,601)	(4,032)
Prepaid expenses	(2,080)	(1,829)
Commissions and other deferred selling expenses	(357)	(802)
Insurance recoveries	(22)	(50)
Other assets	(873)	(180)
Increase (decrease) in:
Accounts payable	8,628	(5,077)
Accrued and other liabilities	(22,407)	(7,954)
Deferred revenue	7,125	6,477

	$(9,805)	$2,755

(b) Cash payments made on account of:

	Three Months Ended March 31,
	2015	2014
Income taxes	$14,039	$2,526

Interest	$61	$—

(c) Depreciation and amortization are comprised of the following:

	Three Months Ended March 31,
	2015	2014
Film assets	$3,542	$2,373
Property, plant and equipment
Joint revenue sharing arrangements	3,251	2,881
Other property, plant and equipment	1,721	1,283
Other intangible assets	765	727
Other assets	188	160
Deferred financing costs	166	131

	$9,633	$7,555

(d) Write-downs, net of recoveries, are comprised of the following:

	Three Months
	Ended March 31,
	2015	2014
Accounts receivable	$5	$224
Financing receivables	—	167
Property, plant and equipment	90	120
Inventories	33	7

	$128	$518

11. Income Taxes

(a) Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. The effective tax rate on income from continuing operations differs between the quarters as income taxes were allocated at higher rates to income from discontinued operations during the quarter ended March 31, 2014. During the quarter ended March 31, 2015, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings.

As at March 31, 2015, the Company had net deferred income tax assets after valuation allowance of $23.8 million (December 31, 2014 — $23.1 million), which consists of a gross deferred income tax asset of $24.1 million (December 31, 2014 — $23.4 million), against which the Company is carrying a $0.3 million valuation allowance (December 31, 2014 — $0.3 million).

(b) Income Tax Effect on Other Comprehensive (Loss) Income

The income tax benefit (expense) included in the Company’s other comprehensive loss are related to the following items:

	Three Months
	Ended March 31,
	2015	2014
Unrealized change in cash flow hedging instruments	$(167)	$83
Realized change in cash flow hedging instruments upon settlement	795	65
Foreign currency translation adjustments	16	33

	$644	$181

12. Capital Stock

(a) Stock-Based Compensation

The compensation costs recorded in the condensed consolidated statement of operations for the Company’s stock-based compensation plans were $5.6 million for the three months ended March 31, 2015 (2014 —$3.2 million).

As at March 31, 2015, the Company has reserved a total of 8,463,755 (December 31, 2014 — 9,173,106) common shares for future issuance under the Company’s Stock Option Plan (“SOP”) and the IMAX 2013 Long-Term Incentive Plan (“IMAX LTIP”). Of the common shares reserved for issuance, there are options in respect of 6,205,533 common shares and restricted stock units (“RSUs”) in respect of 785,254 common shares outstanding at March 31, 2015. At March 31, 2015, options in respect of 3,496,050 common shares were vested and exercisable.

Stock Option Plan

The Company recorded an expense of $3.9 million for the three months ended March 31, 2015 (2014 — $2.2 million) related to stock option grants issued to employees and directors in the IMAX LTIP and SOP plans. An income tax benefit is recorded in the condensed consolidated statements of operations of $0.8 million for these costs.

The weighted average fair value of all stock options granted to employees and directors for the three months ended March 31, 2015 at the grant date was $8.07 per share (2014 — $8.33 per share). The following assumptions were used to estimate the average fair value of the stock options:

	Three Months Ended March 31,
	2015	2014
Average risk-free interest rate	1.97%	2.50%
Expected option life (in years)	3.55 - 5.76	4.48 - 5.82
Expected volatility	30.0%	37.5%
Annual termination probability	0% - 9.50%	0% - 8.40%
Dividend yield	0%	0%

Stock options to Non-Employees

There were no common share options issued to non-employees during the three months ended March 31, 2015 and 2014.

As at March 31, 2015, non-employee stock options outstanding amounted to 22,500 stock options (2014 — 76,751) with a weighted average exercise price of $24.61 (2014 — $15.67). 7,100 stock options (2014 — 40,276) were exercisable with an average weighted exercise price of $22.62 (2014 — $11.33) and the vested stock options have an aggregate intrinsic value of $0.1 million (2014 — $0.7 million).

For the three months ended March 31, 2015, the Company recorded a charge of less than $0.1 million (2014 — less than $0.1 million) to cost and expenses related to revenues – services and selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is an accrual of $0.1 million for non-employee stock options (December 31, 2014 – less than $0.1 million).

China Long Term Incentive Plan (“China LTIP”)

Each stock option issued under the China LTIP represents an opportunity to participate economically in the future growth and value creation of the IMAX China Holding, Inc. (“IMAX China”), a subsidiary of the Company. The China LTIP options issued by IMAX China (“China Options”) operate in tandem with options granted to certain employees of IMAX China under the Company’s SOP and IMAX LTIP (“Tandem Options”).

In 2012, an aggregate of 146,623 Tandem Options were granted to certain employees in conjunction with China Options with an average price of $22.39 per share in accordance with the China LTIP. During the three months ended March 31, 2015, no additional Tandem Options were granted in conjunction with China Options. The Tandem Options have a maximum contractual life of 7 years. As at March 31, 2015, there were 186,446 (December 31, 2014 — 186,446) outstanding and unvested Tandem Options issued under the China LTIP with a weighted average exercise price of $23.70 per share (December 31, 2014 — $23.70 per share). The total fair value of the Tandem Options granted with respect to the China LTIP was $1.9 million. The Company is recognizing this expense over a 5 year period. If a performance event occurs, including upon the occurrence of a qualified initial public offering or upon a change in control on or prior to the fifth anniversary of the grant date, the 186,446 Tandem Options issued forfeit immediately and the related charge would be reversed. There were no option awards issued under the China LTIP during the three months ended March 31, 2014.

The Company has recorded an expense of $0.1 million for the three months ended March 31, 2015 (March 31, 2014 — $0.1 million) related to Tandem Options issued under the China LTIP.

Stock Option Summary

The following table summarizes certain information in respect of option activity under the SOP and IMAX LTIP for the three month periods ended March 31:

	Number of Shares		Weighted Average Exercise Price Per Share
	2015	2014	2015	2014
Options outstanding, beginning of period	5,925,660	6,263,121	$24.24	$21.11
Granted	871,431	828,353	31.56	27.44
Exercised	(591,558)	(100,612)	19.28	7.37
Cancelled	—	(6,000)	—	31.73

Options outstanding, end of period	6,205,533	6,984,862	25.74	22.05

Options exercisable, end of period	3,496,050	4,006,707	23.88	19.65

The Company did not cancel any stock options from its SOP or IMAX LTIP (2014 — 6,000) surrendered by Company employees during the three months ended March 31, 2015.

As at March 31, 2015, 5,836,522 options were fully vested or are expected to vest with a weighted average exercise price of $25.63, aggregate intrinsic value of $47.5 million and weighted average remaining contractual life of 4.7 years. As at March 31, 2015, options that are exercisable have an intrinsic value of $34.6 million and a weighted average remaining contractual life of 4.1 years. The intrinsic value of options exercised in the three months ended March 31, 2015 was $9.1 million (2014 — $2.1 million).

Restricted Share Units

RSUs have been granted to employees, consultants and directors under the IMAX LTIP. Each RSU represents a contingent right to receive one common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date. The Company recorded an expense of $1.5 million for the three month period ended March 31, 2015 (2014 — $0.9 million), related to RSU grants issued to employees and directors in the plan. The annual termination probability assumed for the three months ended March 31, 2015, ranged from 0% to 9.50%. In addition, the Company recorded an expense of less than $0.1 million for the three months ended March 31, 2015 (2014 — less than $0.1 million), related to RSU grants issued to certain advisors and strategic partners of the Company.

During the three months ended March 31, 2015, in connection with the vesting of RSUs, the Company delivered 117,793 common shares to IMAX LTIP participants, of which 6,433 Common Shares were issued from treasury and 111,360 common shares were purchased in the open market by the IMAX LTIP trustee.

Total stock-based compensation expense related to non-vested RSUs not yet recognized at March 31, 2015 and the weighted average period over which the awards are expected to be recognized is $19.3 million and 3.3 years, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was $1.2 million for the three months ended March 31, 2015.

RSUs granted under the IMAX LTIP vest between immediately and four years from the grant date. Vesting of the RSUs is subject to continued employment or service with the Company.

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP for the three months ended March 31, 2015:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2015	2014	2015	2014
RSUs outstanding, beginning of period	595,834	264,140	$27.13	$26.14
Granted	307,213	436,958	33.86	27.59
Vested and settled	(117,793)	(43,138)	27.03	26.28

RSUs outstanding, end of period	785,254	657,960	29.77	27.10

Issuer Purchases of Equity Securities

On June 16, 2014, the Company’s board of directors approved a new $150.0 million share repurchase program for shares of the Company’s common stock. Purchases under the program commenced during the third quarter of 2014. The share repurchase program expires on June 30, 2017. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. No shares were repurchased in the three months ended March 31, 2015.

(b) Income Per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months Ended March 31,
	2015	2014
Net income attributable to common shareholders	$391	$579
Less: Accretion charges associated with redeemable common stock	(222)	—

Net income applicable to common shareholders	$169	$579

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	68,988	67,841
Weighted average number of shares issued during the period	222	67

Weighted average number of shares used in computing basic income per share	69,210	67,908
Assumed exercise of stock options and RSUs, net of shares assumed repurchased	1,466	1,413

Weighted average number of shares used in computing diluted income per share	70,676	69,321

The calculation of diluted earnings per share excludes 2,317,669 shares, that are issuable upon exercise of 296,218 RSUs and 2,021,451 stock options for the three months ended March 31, 2015, as the impact of these exercises would be antidilutive. The calculation of diluted earnings per share excludes 4,499,145 shares, that are issuable upon exercise of 276,275 RSUs and 4,222,870 stock options for the three months ended March 31, 2014, as the impact of these exercises would be antidilutive.

(c) Shareholders’ Equity

The following summarizes the movement of Shareholders’ Equity for the three months ended March 31, 2015:

Balance as at December 31, 2014	$382,775
Net income attributable to Common Shareholders	391
Adjustments to capital stock:
Cash received from the issuance of common shares	11,407
Issuance of common shares for vested RSUs	175
Fair value of stock options exercised at the grant date	5,007
Adjustments to other equity:
Employee stock options granted	4,022
Fair value of stock options exercised at the grant date	(5,007)
RSUs granted	1,503
RSUs vested	(4,080)
Utilization of windfall tax benefits from vested RSUs	233
Adjustments to accumulated deficit:
Accretion charges associated with redeemable common stock	(222)
Adjustments to accumulated other comprehensive loss:
Unrealized net loss from cash flow hedging instruments	(3,026)
Realization of cash flow hedging net loss upon settlement	635
Foreign currency translation adjustments	(63)
Tax effect of movement in other comprehensive loss	642

Balance as at March 31, 2015	$394,392

13. Segmented Information

The Company has seven reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; and other. The IMAX systems segment includes the design, manufacture, sale or lease of IMAX theater projection system equipment. The theater system maintenance segment includes the maintenance of IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment includes the provision of IMAX theater projection system equipment to an exhibitor in exchange for a share of the box-office and concession revenues. The film production and IMAX DMR segment includes the production of films and the performance of film re-mastering services. The film distribution segment includes the distribution of films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The Company refers to all theaters using the IMAX theater system as “IMAX theaters”. The other segment includes certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2014 Form 10-K.

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

Transactions among the other segments are not significant.

	Three Months
	Ended March 31,
	2015	2014
Revenue(1)
IMAX theater systems
IMAX systems	$12,114	$7,760
Theater system maintenance	8,850	8,195
Joint revenue sharing arrangements	15,868	10,856

	36,832	26,811

Films
Production and IMAX DMR	17,676	15,185
Distribution	1,388	1,463
Post-production	2,890	3,226

	21,954	19,874

Other	3,425	1,512

Total	$62,211	$48,197

Gross margins
IMAX theater systems
IMAX systems(2)	$8,185	$4,773
Theater system maintenance	3,281	3,001
Joint revenue sharing arrangements(2)	10,617	7,283

	22,083	15,057

Films
Production and IMAX DMR(2)	13,225	11,074
Distribution(2)	135	190
Post-production	578	525

	13,938	11,789

Other	(40)	(438)

Total	$35,981	$26,408

(1)	The Company’s largest customer represents 17.1% of total revenues for the three months ended March 31, 2015 (2014 — 16.2%).
(2)

IMAX systems include marketing and commission costs of $0.3 million for the three months ended March 31, 2015 (2014 — $0.2 million). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $0.1 million for the three months ended March 31, 2015 (2014 — $0.2 million). Production and DMR segment margins include marketing costs of $1.3 million for the three months ended March 31, 2015 (2014 — $1.1 million). Distribution segment margins include marketing cost recovery of $0.1 million for the three months ended March 31, 2015 (2014 — expense of $0.2 million).

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Three Months Ended March 31,
	2015	2014
Revenue
United States	$25,521	$19,467
Canada	1,883	2,125
Greater China	17,766	10,726
Asia (excluding Greater China)	5,776	4,286
Western Europe	5,166	4,996
Latin America	2,435	2,256
Russia and the CIS	1,941	2,346
Rest of the World	1,723	1,995

Total	$62,211	$48,197

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

The following table provides disclosure of the pension obligation for the SERP:

	As at March 31, 2015	As at December 31, 2014
Obligation, beginning of period	$19,405	$18,284
Interest cost	63	264
Actuarial loss	—	857

Obligation, end of period and unfunded status	$19,468	$19,405

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended March 31,
	2015	2014
Interest cost	$63	$66

Pension expense	$63	$66

No contributions are expected to be made for the SERP during the remainder of 2015. The Company expects interest costs of $0.2 million to be recognized as a component of net periodic benefit cost during the remainder of 2015.

The accumulated benefit obligation for the SERP was $19.5 million at March 31, 2015 (December 31, 2014 - $19.4 million).

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2015 (nine months remaining)	$—
2016	—
2017	20,042
2018	—
2019	—
Thereafter	—

$20,042

(b) Defined Contribution Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three months ended March 31, 2015, the Company contributed and expensed an aggregate of $0.3 million (2014 — $0.3 million) to its Canadian plan and an aggregate of $0.1 million (2014 — $0.1 million) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

(c) Postretirement Benefits - Executives

The Company has an unfunded postretirement plan for Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at March 31, 2015 is $0.8 million (December 31, 2014 — $0.8 million). The Company has expensed less than $0.1 million for the three months ended March 31, 2015 (2014 — less than $0.1 million).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2015 (nine months remaining)	$32
2016	43
2017	70
2018	77
2019	84
Thereafter	533

$839

(d) Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees upon meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. The postretirement benefits obligation as at March 31, 2015 is $2.4 million (December 31, 2014 — $2.1 million). The Company has expensed less than $0.1 million for the three months ended March 31, 2015 (2014 — less than $0.1 million).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2015 (nine months remaining)	$87
2016	98
2017	108
2018	118
2019	118
Thereafter	1,870

$2,399

15. Financial Instruments

(a) Financial Instruments

The Company maintains cash with various major financial institutions. The Company’s cash is invested with highly rated financial institutions.

The Company’s accounts receivables and financing receivables are subject to credit risk. The Company’s accounts receivable and financing receivables are concentrated with the theater exhibition industry and film entertainment industry. To minimize the Company’s credit risk, the Company retains title to underlying theater systems under lease arrangements, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimate of potentially uncollectible amounts. The Company believes it has adequately provided for related exposures surrounding receivables and contractual commitments.

(b) Fair Value Measurements

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at March 31, 2015		As at December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$140,342	$140,342	$106,503	$106,503
Net financed sales receivable	$95,456	$98,813	$95,101	$98,675
Net investment in sales-type leases	$9,772	$9,778	$10,599	$10,503
Foreign exchange contracts — designated forwards	$(4,151)	$(4,151)	$(1,760)	$(1,760)
Borrowings under the Playa Vista construction loan	$(16,080)	$(16,080)	$(4,710)	$(4,710)

Cash and cash equivalents are comprised of cash and interest-bearing investments with original maturity dates of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value (Level 1 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2015 and December 31, 2014, respectively.

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2015 and December 31, 2014, respectively.

The fair value of foreign currency derivatives is determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2015 and December 31, 2014, respectively. These identical instruments are traded on a closed exchange.

The carrying value of borrowings under the Playa Vista Loan approximates fair value as the interest rates offered under the construction loan are close to March 31, 2015 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2015.

There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2015 or 2014. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The table below sets forth a summary of changes in the fair value of the Company’s available-for-sale investment measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period:

	Available For Sale Investments
	2015	2014
Beginning balance, January 1,	$—	$1,000
Transfers into/out of Level 3	—	—
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Change in other comprehensive income	—	—
Purchases, issuances, sales and settlements	—	—

Ending balance, March 31,	$—	$1,000

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$—	$—

There were no transfers in or out of the Company’s level 3 assets during the three months ended March 31, 2015.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at March 31, 2015			As at December 31, 2014
	Minimum Lease Payments	Financed Sales Receivables	Total	Minimum Lease Payments	Financed Sales Receivables	Total

In good standing	$9,025	$94,490	$103,515	$10,457	$94,212	$104,669
Pre-approved transactions	—	899	899	—	855	855
Transactions suspended	1,719	561	2,280	1,114	528	1,642

	$10,744	$95,950	$106,694	$11,571	$95,595	$107,166

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at March 31, 2015		As at December 31, 2014
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Net investment in leases	$1,719	$(972)	$1,114	$(972)
Net financed sales receivables	561	(494)	528	(494)

	$2,280	$(1,466)	$1,642	$(1,466)

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

The Company’s aged financing receivables are as follows:

	As at March 31, 2015
	Accrued And Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$182	$327	$230	$739	$10,005	$10,744	$(972)	$9,772
Net financed sales receivables	2,257	1,802	1,710	5,769	90,181	95,950	(494)	95,456

Total	$2,439	$2,129	$1,940	$6,508	$100,186	$106,694	$(1,466)	$105,228

	As at December 31, 2014
	Accrued And Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$420	$175	$253	$848	$10,723	$11,571	$(972)	$10,599
Net financed sales receivables	1,558	1,260	2,659	5,477	90,118	95,595	(494)	95,101

Total	$1,978	$1,435	$2,912	$6,325	$100,841	$107,166	$(1,466)	$105,700

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at March 31, 2015
	Accrued And Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$53	$81	$93	$227	$852	$—	$1,079
Net financed sales receivables	313	336	1,218	1,867	9,026	—	10,893

Total	$366	$417	$1,311	$2,094	$9,878	$—	$11,972

	As at December 31, 2014
	Accrued And Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$90	$102	$130	$322	$2,024	$—	$2,346
Net financed sales receivables	258	425	1,671	2,354	12,512	—	14,866

Total	$348	$527	$1,801	$2,676	$14,536	$—	$17,212

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

	Impaired Financing Receivables For the Three Months Ended March 31, 2015
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$525	36	(494)	525	—

Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—

Total recorded investment in impaired loans:

Net financed sales receivables	$525	$36	$(494)	$525	$—

	Impaired Financing Receivables For the Three Months Ended March 31, 2014
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$525	335	(488)	528	—

Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—

Total recorded investment in impaired loans:

Net financed sales receivables	$525	$335	$(488)	$528	$—

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables is as follows:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:

Beginning balance	$972	$494	$806	$236
Charge-offs	—	—	—	—
Provision	—	—	—	252

Ending balance	$972	$494	$806	$488

Ending balance: individually evaluated for impairment	$972	$494	$806	$488

Financing receivables:

Ending balance: individually evaluated for impairment	$10,744	$95,950	$13,946	$91,100

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

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at March 31, 2015 (the “Foreign Currency Hedges”), with settlement dates throughout 2016. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The Company currently does not hold any derivatives which are not designated as hedging instruments and therefore no gain or loss pertaining to an ineffective portion has been recognized.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value foreign exchange contracts as at:

	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts – Forwards	$36,952	$36,754

Fair value of derivatives in foreign exchange contracts as at:

	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Accrued and other liabilities	$(4,151)	$(1,760)

Derivatives in Foreign Currency Hedging relationships for the three months ended March 31:

		2015	2014
Foreign exchange contracts – Forwards	Derivative Loss Recognized in OCI (Effective Portion)	$(3,026)	$(810)

	Location of Derivative Loss Reclassified from AOCI into Income (Effective Portion)	2015	2014
Foreign exchange contracts – Forwards	Selling, general and administrative expenses	$(635)	$(248)

(e) Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 or FASB ASC 320, as appropriate. As at March 31, 2015, the equity method of accounting is being utilized for an investment with a total carrying value of $2.3 million (December 31, 2014 — $2.8 million). For the three months ended March 31, 2015, gross revenues, cost of revenue and net loss for the Company’s investments were $nil, $1.7 million and $1.7 million, respectively (2014 — $0.9 million, $0.9 million and $0.8 million, respectively). The Company has determined it is not the primary beneficiary of these VIEs, and therefore these entities have not been consolidated. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under the FASB ASC 320 and is recorded at a fair value of $nil at March 31, 2015 (December 31, 2014 – $nil). This investment was classified as an available-for-sale investment. The Company has invested $2.5 million in the preferred shares of an enterprise which meet the criteria for classification as an equity security under ASC 325 “Investments – Others” (“ASC 325”). As at March 31, 2015, the carrying value of the Company’s investment in preferred shares is $0.6 million (December 31, 2014 – $0.6 million). The total carrying value of investments in new business ventures at March 31, 2015 is $2.9 million (December 31, 2014 — $3.4 million) and is recorded in Other Assets.

16. Non-Controlling Interests

(a) IMAX China Non-Controlling Interest

On April 8, 2014, the Company announced the sale and issuance of 20% of the shares of IMAX China Holding, Inc. (“IMAX China”) to entities owned and controlled by CMC Capital Partners (“CMC”), an investment fund that is focused on media and entertainment, and FountainVest Partners (“FountainVest”), a China-focused private equity firm (collectively, the “IMAX China Investment”).

Pursuant to the transaction, IMAX China issued the investors 337,500 Common C Shares of par value $0.01 each in the authorized capital of IMAX China (the “Class C Shares”) for an aggregate subscription price of $40.0 million (the “First Closing”) on April 8, 2014 (the “First Completion Date”), and issued the investors another 337,500 Class C Shares for an aggregate subscription price of $40.0 million (the “Second Closing”) on February 10, 2015 (the “Second Completion Date”). IMAX China remains a consolidated subsidiary of the Company. Since second quarter of 2014, the Company’s condensed consolidated financial statements have included the non-controlling interest in the net income of IMAX China resulting from this transaction and the net proceeds have been classified as redeemable non-controlling interest in temporary equity.

Under the shareholders’ agreement, holders of Class C Shares may not transfer any Class C Shares except (i) to certain permitted transferees, (ii) pursuant to any sale of Class C Shares on the public market in connection with or following an IPO, and (iii) subject to the right of first offer of the holder of common A shares of par value $0.01 each in the authorized capital of IMAX China (the “Class A Shares”). With respect to transfers of Class A Shares prior to an IPO, the shareholders’ agreement also provides certain drag-along rights to the holder of Class A Shares and certain tag-along rights and put rights to holders of Class C Shares.

The board of directors of IMAX China currently consists of nine members. The shareholders’ agreement provides that each of FountainVest and CMC has the right to nominate one member of IMAX China’s board of directors so long as each owns at least 90.0% of the Class C Shares issued to such Person at both the First Completion Date and Second Completion Date. The holder of Class A Shares has the right to nominate seven members, including an independent director reasonably satisfactory to the holders of Class C Shares.

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

The shareholders’ agreement entered into in connection with the transaction provides that IMAX China intends to conduct an IPO of its shares by the fifth anniversary of the First Completion Date. If a qualified IPO (as defined in the shareholders’ agreement) has not occurred by such date, each holder of Class C Shares may request that all of such holders’ Class C Shares, at their election, either be: (i) redeemed by IMAX China at par value together with the issuance of 2,846,000 of the Company’s common shares, (ii) redeemed by IMAX China at par value together with the payment by the Company in cash of the consideration paid by the holders of the Class C Shares, or (iii) exchanged and/or redeemed by IMAX China in a combination of cash and the shares of the Company equal to the pro rata fair market value of IMAX China.

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

The following summarizes the movement of the non-controlling interest in the Company’s subsidiary for the three months ended March 31, 2015:

Balance as at December 31, 2014	$40,272
Issuance of subsidiary shares to a non-controlling interest	40,000
Share issuance costs from the issuance of subsidiary shares to a non-controlling interest	(2,000)
Net income attributable to non-controlling interest	1,119
Other comprehensive income, net of tax	(5)
Accretion charges associated with redeemable common stock	222

Balance as at March 31, 2015	$79,608

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

Balance as at December 31, 2014	$3,640
Issuance of subsidiary shares to a non-controlling interest	—
Share issuance costs from the issuance of subsidiary shares to a non-controlling interest	—
Net loss attributable to non-controlling interest	(25)

Balance as at March 31, 2015	$3,615

IMAX CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.” IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as such, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. There were 943 IMAX theater systems (820 commercial multiplexes, 18 commercial destinations, 105 institutional) operating in 63 countries as of March 31, 2015. This compares to 840 theater systems (707 commercial multiplexes, 18 commercial destinations, 115 institutional) operating in 57 countries as of March 31, 2014.

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

As a result of the immersiveness and superior image and sound quality of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for IMAX DMR films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX DMR films, generates incremental box-office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box-office generated by IMAX DMR films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood blockbuster films. Driven by the advent of digital technology that reduced the IMAX DMR conversion time and with the strengthening of the Company’s relationships with the major studios, the number of IMAX DMR films released to the theater network per year has increased to 40 films in 2014, up from 6 films in 2007. The Company expects to release a similar number of IMAX DMR films in 2015 as compared to 2014.

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. Accordingly, one of the Company’s key initiatives has been the development of its next-generation laser-based digital projection system, which it began rolling out at the end of 2014. In order to develop the laser-based digital projection system, the Company obtained exclusive rights to certain laser projection technology and other technology with applicability in the digital cinema field from Eastman Kodak Company (“Kodak”) in 2011 and entered a co-development arrangement with Barco N.V. (“Barco”) to co-develop a laser-based digital projection system that incorporates Kodak technology in 2012. Furthermore, in 2014, the Company announced an agreement with Necsel IP, Inc. (“Necsel”) to be the exclusive worldwide provider of specified lasers for IMAX’s laser projection systems in exchange for preferred pricing and supply terms. The Company believes that these arrangements with Kodak, Barco and Necsel have enabled IMAX laser projectors to present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The laser projection solution is the first IMAX digital projection system capable of illuminating the largest screens in its network. As at March 31, 2015, two laser-based digital theater systems were operational.

The Company is also undertaking new lines of business, particularly in the area of home entertainment. In 2013, the Company announced new home theater initiatives, including a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater. The Company and TCL expect to launch the new home theater system in China, the Middle East and other select global markets by the end of 2015. In 2014, the Company, TCL and Wasu Digital TV media group (“WASU”) announced a joint-venture partnership whereby WASU will license and distribute IMAX-enhanced Hollywood and Chinese current theatrical and other content to the new home theater system. The Company is also developing other, related facets of a premium home entertainment platform designed to allow consumers to experience elements of The IMAX Experience® in their homes. The Company also recently began marketing and selling the IMAX Private Theatre, a cinema-grade, ultra-premium home theater system, and has signed agreements for 7 of such theaters to date.

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

IMAX Theater Systems: IMAX Systems (Sales and Sales-type Leases), Joint Revenue Sharing Arrangements and Theater System Maintenance

One of the Company’s principal businesses is the design, manufacture and delivery of premium theater systems (“IMAX theater systems”). The theater system equipment components (including the projection system, sound system, screen system and, if applicable, 3D glasses cleaning machine), theater design support, supervision of installation, projectionist training and the use of the IMAX brand are all elements of what the Company considers the system deliverable. The IMAX theater systems are based on proprietary and patented technology developed over the course of the Company’s 48-year history. The Company provides IMAX theater systems to customers through sales, long-term leases or under joint revenue sharing arrangements. The Company’s customers who purchase, lease or otherwise acquire the IMAX theater systems through joint revenue sharing arrangements are theater exhibitors that operate commercial theaters (particularly multiplexes), museums, science centers, or destination entertainment sites. The Company generally does not own IMAX theaters, but licenses the use of its trademarks along with the sale, lease or contribution of the IMAX theater system.

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

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network, which has grown by approximately 368% since the beginning of 2008. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box-office. The Company funds its joint revenue sharing arrangements through cash flows from operations. As at March 31, 2015, the Company had

457 theaters in operation under joint revenue sharing arrangements, a 17.8% increase as compared to the 388 joint revenue sharing arrangements open as at March 31, 2014. The Company also had contracts in backlog for an additional 223 theaters under joint revenue sharing arrangements as at March 31, 2015.

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

Other Theater Revenues

The Company derives a small portion of its revenues from other sources. As at March 31, 2015, the Company had three owned and operated IMAX theaters (December 31, 2014 – three owned and operated theaters). In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to two other theaters. The Company also rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers. Additionally, the Company generates revenues from the sale of after-market parts and 3D glasses.

Revenue from theater system arrangements is recognized at a different time from when cash is collected. See “Critical Accounting Policies” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) for further discussion on the Company’s revenue recognition policies.

IMAX Theater Network

The following table outlines the breakdown of the theater network by type and geographic location as at March 31:

	2015 Theater Network Base				2014 Theater Network Base
	Commercial	Commercial			Commercial	Commercial
	Multiplex	Destination	Institutional	Total	Multiplex	Destination	Institutional	Total
United States	330	5	49	384	320	5	53	378
Canada	36	2	8	46	35	2	8	45
Greater China(1)	220	—	19	239	151	—	23	174
Asia (excluding Greater China)	69	3	6	78	62	3	7	72
Western Europe	58	7	10	75	49	7	11	67
Russia & the CIS	45	—	—	45	40	—	—	40
Latin America(2)	33	—	11	44	26	—	11	37
Rest of the World	29	1	2	32	24	1	2	27

Total	820	18	105	943	707	18	115	840

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

As of March 31, 2015, 45.6% of IMAX systems in operation were located in the United States and Canada compared to 50.4% as at March 31, 2014.

To minimize the Company’s credit risk, the Company retains title to the underlying theater systems under lease arrangements, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

The Company currently believes that over time its commercial multiplex theater network could grow to approximately 1,700 IMAX theaters worldwide from 820 commercial multiplex IMAX theaters operating as of March 31, 2015. While the Company continues to grow in the United States and Canada, it believes that the majority of its future growth will come from international markets. As at March 31, 2015, 54.4% of IMAX theater systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 49.6% as at March 31, 2014. Revenues and gross box-office derived from outside the United States and Canada continues to exceed revenues and gross box-office from the United States and Canada. Risks associated with the Company’s international business are outlined in Risk Factors – “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2014 Form 10-K.

Greater China continues to be the Company’s second-largest and fastest-growing market. As at March 31, 2015, the Company had 239 theaters operating in Greater China with an additional 219 theaters (including two upgrades) in backlog that are scheduled to be installed in Greater China by 2021. The Company’s backlog in Greater China represents 54.3% of the Company’s current backlog. The Company continues to invest in joint revenue sharing arrangements with select partners to ensure ongoing revenue in this key market. The Company’s largest single international partnership is in China with Wanda Cinema Line Corporation (“Wanda”). Wanda’s total commitment to the Company is for 210 theater systems, of which 195 theater systems are under the parties’ joint revenue sharing arrangement. Furthermore, the Company has a partnership with CJ CGV Holdings, Ltd., for a commitment of 97 theater systems, of which 75 theater systems will be located in China. The Company believes that the China market presents opportunities for additional growth with favorable market trends, including government initiatives to foster cinema screen growth, to support the film industry and to increase the number of Hollywood films distributed in China, including a 2012 agreement between the U.S. and the Chinese government to permit 14 additional IMAX or 3D format films to be distributed in China each year and to permit distributors to receive higher distribution fees. The Company cautions, however, that its expansion in China faces a number of challenges. See Risk Factors – “The Company faces risks in connection with the continued expansion of its business in China” in Item 1A of the Company’s 2014 Form 10-K.

On April 8, 2014, the Company announced the sale and issuance of 20% of the shares of IMAX China Holding, Inc. (“IMAX China”) to entities owned and controlled by CMC Capital Partners (“CMC”), an investment fund that is focused on media and entertainment, and FountainVest Partners (“FountainVest”), a China-focused private equity firm (collectively, the “IMAX China Investment”). The sale price for the interest was $80.0 million, and was paid by the investors in two equal installments. The first installment was received on April 8, 2014, and the second installment was received on February 10, 2015. IMAX China remains a consolidated subsidiary of the Company.

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

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at March 31:

	2015			2014
	IMAX Commercial Multiplex Theater Network			IMAX Commercial Multiplex Theater Network
	JRSA	Sale / Sales- type lease	Total	JRSA	Sale / Sales- type lease	Total
Domestic Total (United States & Canada)	253	113	366	241	114	355

International:
Greater China	130	90	220	85	66	151
Asia (excluding Greater China)	36	33	69	31	31	62
Western Europe	33	25	58	29	20	49
Russia & the CIS	—	45	45	—	40	40
Latin America	—	33	33	—	26	26
Rest of the World	5	24	29	2	22	24

International Total	204	250	454	147	205	352

Worldwide Total	457	363	820	388	319	707

As at March 31, 2015, 253 (2014 — 241) of the 457 (2014 — 388) theaters under joint revenue sharing arrangements in operation, or 55.4% (2014 — 62.1%) were located in the United States and Canada, with the remaining 204 (2014 — 147) or 44.6% of arrangements being located in international markets. The Company continues to seek to expand its network of theaters under joint revenue sharing arrangements, particularly in select international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	March 31, 2015			March 31, 2014
	Number of		Dollar Value	Number of		Dollar Value
	Systems		(in thousands)	Systems		(in thousands)
Sales and sales-type lease arrangements	180		$233,631	170		$207,975
Joint revenue sharing arrangements	223		46,165	261		53,854

	403	(1)(2)	$279,796	431	(1)(3)	$261,829

(1)

Includes 69 laser theater system configurations (2014 – 64), including upgrades. The Company continues to develop and roll out its laser projection system. See “Research and Development” in Item 2 of this Part I for additional information.

(2)	Includes 25 upgrades to a digital theater system, in existing IMAX theater locations (2 xenon and 23 laser, of which 5 are under joint revenue sharing arrangements).
(3)	Includes 23 upgrades to a digital theater system, in existing IMAX theater locations (3 xenon and 20 laser, of which 4 are under joint revenue sharing arrangements).

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

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at March 31:

	2015				2014
	JRSA	Sale / Lease	Total		JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	29	26	55		30	23	53

International:
Greater China	161	58	219		201	39	240
Asia (excluding Greater China)	16	22	38		17	25	42
Western Europe	11	10	21		10	13	23
Russia & the CIS	—	26	26		—	28	28
Latin America	—	25	25		—	31	31
Rest of the World	6	13	19		3	11	14

International Total	194	154	348		231	147	378

Worldwide Total	223	180	403	(1)(2)	261	170	431	(1)(3)

(1)

Includes 69 laser theater system configurations (2014 – 64), including upgrades. The Company continues to develop and roll out its laser projection system. See “Research and Development” in Item 2 of this Part I for additional information.

(2)	Includes 25 upgrades to a digital theater system in existing IMAX theater locations (2 xenon and 23 laser, of which 5 are under joint revenue sharing arrangements).
(3)	Includes 23 upgrades to a digital theater system in existing IMAX theater locations (3 xenon and 20 laser, of which 4 are under joint revenue sharing arrangements).

Approximately 86% of IMAX theater system arrangements in backlog as at March 31, 2015 are scheduled to be installed in international markets (2014 – 88%).

The following reflects the Company’s signings and installations for the periods ended March 31:

	For the Three Months Ended March 31,
	2015		2014
Theater System Signings:
Full new sales and sale-type lease arrangements	12		32	(1)
New joint revenue sharing arrangements	8		3

Total new theaters	20		35
Upgrades of IMAX theater systems	1		1

Total theater signings	21		36

	For the Three Months Ended March 31,
	2015		2014
Theater System Installations:
Full new sales and sale-type lease arrangements	5		3
New joint revenue sharing arrangements	6		5

Total new theaters	11		8
Upgrades of IMAX theater systems	2	(2)	2

Total theater installations	13		10

(1)	Includes three signings which replaced theaters under an existing arrangement in backlog.
(2)	Includes one upgrade to a laser-based digital system in an existing IMAX theater location.

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

Films: Digital Re-Mastering (IMAX DMR) and other film revenue

Digital Re-Mastering (IMAX DMR)

In 2002, the Company developed a proprietary technology to digitally re-master Hollywood films into IMAX digital cinema package format or 15/70-format film for exhibition in IMAX theaters at a modest cost that is incurred by the Company. This system, known as IMAX DMR, digitally enhances the image resolution of motion picture films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience® is known. This technology has enabled the IMAX theater network to release Hollywood films simultaneously with their broader domestic release. The development of this technology was critical in helping the Company execute its strategy of expanding its commercial theater network by establishing IMAX theaters as a key, premium distribution platform for Hollywood films. In a typical IMAX DMR film arrangement, the Company receives a percentage, which ranges between 10-15%, of net box-office receipts of any commercial films released in the IMAX network from the applicable film studio for the conversion of the film to the IMAX DMR format and for access to the Company’s premium distribution platform.

IMAX films benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting selected scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by shooting the film in a larger aspect ratio. Certain films also enjoy early release windows exclusively in IMAX. Several recent films have featured select sequences shot with IMAX cameras including

Interstellar: The IMAX Experience, released in November 2014; Transformers: Age of Extinction: An IMAX 3D Experience, released in June 2014; Star Trek Into Darkness: An IMAX 3D Experience, released in May 2013; The Hunger Games: Catching Fire: The IMAX Experience, released in November 2013 and The Dark Knight Rises: The IMAX Experience, released in July 2012, which featured over an hour of footage shot with IMAX cameras. In addition, several recent movies, including Guardians of the Galaxy: An IMAX 3D Experience, released in August 2014; Transformers: Age of Extinction: An IMAX 3D Experience, released in June 2014; I, Frankenstein: An IMAX 3D Experience, released in January 2014; Oblivion: The IMAX Experience, released in 2013 and Skyfall: The IMAX Experience, released in 2012 have featured footage taking advantage of the larger projected IMAX aspect ratio.

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

The Company believes that the growth in international box-office will continue to be an important driver of future growth for the Company. During the three months ended March 31, 2015, 64.3% of the Company’s gross box-office from IMAX DMR films was generated in international markets, as compared to 65.8% in the three months ended March 31, 2014. To support growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets. During 2014, the Company released seven local language IMAX DMR films, including six in China and one in India. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX network in 2015 and beyond.

In addition to the 13 IMAX DMR films released to the IMAX theater network during the first three months of 2015, 18 additional IMAX DMR films have been announced so far to be released in the remaining nine months of 2015:

•	Furious 7: The IMAX Experience (Universal Studios, April 2015);

•	The Water Diviner: The IMAX Experience (Warner Bros. Pictures, April 2015);

•	Dragon Ball Z: Revival of ‘F’: An IMAX 3D Experience (Toei Animation, April 2015, Japan only);

•	The Avengers: Age of Ultron: An IMAX 3D Experience (Walt Disney Studios, May 2015);

•	Tomorrowland: The IMAX Experience (Walt Disney Studios, May 2015);

•	Jurassic World: An IMAX 3D Experience (Universal Studios, June 2015);

•	Ant-Man: An IMAX 3D Experience (Walt Disney Studios, July 2015);

•	Terminator Genisys: The IMAX Experience (Paramount Pictures, July 2015);

•	Mission: Impossible 5: The IMAX Experience (Paramount Pictures, July 2015);

•	The Man from U.N.C.L.E: The IMAX Experience (Warner Bros. Pictures, August 2015);

•	Crouching Tiger, Hidden Dragon: The Green Legend: The IMAX Experience (China Film Group, August 2015);

•	Everest: An IMAX 3D Experience (Universal Studios, September 2015);

•	The Walk: The IMAX Experience (Sony Pictures Entertainment, October 2015);

•	Crimson Peak: The IMAX Experience (Universal Studios, October 2015);

•	Spectre : The IMAX Experience (Sony Pictures Entertainment, November 2015);

•	The Hunger Games: Mockingjay Part 2: An IMAX 3D Experience (Lionsgate, November 2015);

•	In the Heart of the Sea: The IMAX Experience (Warner Bros. Pictures, December 2015); and

•	Star Wars: The Force Awakens: An IMAX 3D Experience (Walt Disney Studios, December 2015).

To date, the Company has announced the following 14 titles to be released to the IMAX theater network in 2016:

•	The Finest Hours: The IMAX Experience (Walt Disney Studios, January 2016);

•	Warcraft: An IMAX 3D Experience (Universal Studios, March 2016);

•	Batman v Superman: Dawn of Justice: The IMAX Experience (Warner Bros. Pictures, March 2016);

•	The Jungle Book: The IMAX Experience (Walt Disney Studios, April 2016);

•	Captain America: Civil War: The IMAX Experience (Walt Disney Studios, May 2016);

•	Alice in Wonderland: Through the Looking Glass: The IMAX Experience (Walt Disney Studios, May 2016);

•	Finding Dory: The IMAX Experience (Walt Disney Studios, June 2016);

•	Tarzan: The IMAX Experience (Warner Bros. Pictures, July 2016);

•	Knights of the Roundtable: King Arthur: The IMAX Experience (Warner Bros. Pictures, July 2016);

•	Suicide Squad: The IMAX Experience (Warner Bros. Pictures, August 2016);

•	Geostorm: The IMAX Experience (Warner Bros. Pictures, October 2016);

•	Doctor Strange: An IMAX 3D Experience (Walt Disney Studios, November 2016);

•	Fantastic Beasts and Where to Find Them: The IMAX Experience (Warner Bros. Pictures, November 2016); and

•	Rogue One: An IMAX 3D Experience (Walt Disney Studios, December 2016).

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate, and anticipates that a similar number of IMAX DMR films will be released to the IMAX network in 2015 to the 40 films that were released to the IMAX network in 2014.

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

In 2014, the Company announced the creation of the IMAX Original Film Fund (the “Film Fund”) to co-finance a portfolio of 10 original large format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company, which will contribute $9.0 million to the Film Fund over five years, anticipates the Film Fund will be self-perpetuating, with a portion of box office proceeds reinvested into the Film Fund to generate a continuous, steady flow of high-quality documentary content. In 2014, the Film Fund invested $7.5 million toward the development of original films.

The Company anticipates that the Film Fund will finance a number of Company-produced films going forward. Previously, films produced by the Company were typically financed through third parties, whereby the Company generally received a film production fee and a distribution fee in exchange for producing and distributing the film. The ownership rights to such films were held by the film sponsors, the film investors and/or the Company. The Company utilizes third-party funding for the majority of original films it produces and distributes. In 2014, the Company, in conjunction with WB, released an IMAX original production, Island of Lemurs: Madagascar. In 2012, the Company, along with WB and MacGillivray Freeman Films, Inc. (“MFF”), released an original title, To the Artic 3D. In 2011, the Company, along with WB, released Born to be Wild 3D. In January 2013, the Company announced an agreement with MFF to jointly finance, market and distribute up to four films (with an option for four additional films) produced by MFF to be released exclusively to IMAX theaters. The agreement will ensure IMAX’s institutional theater partners access to a steady flow of the highest-quality, large-format documentaries over the years to come. One of the four films produced under the MFF agreement, Journey to the South Pacific had a limited release in November 2013 and a wide release in early 2014.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company prepares its consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to selling prices associated with the individual elements in multiple element arrangements; residual values of leased IMAX theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; write-downs for inventory obsolescence; ultimate revenues for film assets; impairment provisions for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post retirement assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in Item 7 of the Company’s 2014 Form 10-K.

Impact of Recently Issued Accounting Pronouncements

The adoption of new accounting policies and recently issued FASB accounting standard codification updates were not material to the Company’s condensed consolidated financial statements for the period ended March 31, 2015.

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

Three Months Ended March 31, 2015 Versus Three Months Ended March 31, 2014

The Company reported net income of $1.5 million or $0.02 per basic and diluted share for the first quarter of 2015, as compared to $0.6 million or $0.01 per basic and diluted share for the first quarter of 2014. Adjusted net income, which consists of net income excluding the impact of stock-based compensation and the related tax impact, was $6.1 million or $0.09 per diluted share for the first quarter of 2015 as compared to adjusted net income of $3.3 million or $0.05 per diluted share for the first quarter of 2014. Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation and the related tax impact, was $5.0 million or $0.07 per diluted share for the first quarter of 2015 as compared to adjusted net income attributable to common shareholders of $3.3 million or $0.05 per diluted share for the first quarter of 2014. A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measures, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Net Income	Diluted EPS		Net Income	Diluted EPS
Report net income	$1,485	$0.02	(1)	$579	$0.01
Adjustments:
Stock-based compensation	5,575	0.08		3,188	0.05
Tax impact of items listed above	(962)	(0.01)		(515)	(0.01)

Adjusted net income	6,098	0.09	(1)	3,252	0.05
Net income attributable to non-controlling interests	(1,094)	(0.02)		—	—

Adjusted net income attributable to common shareholders	$5,004	$0.07	(1)	$3,252	$0.05

Weighted average diluted shares outstanding		70,676			69,321

(1)	Includes impact of $0.2 million of accretion charges associated with redeemable common stock.

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
(In thousands of US dollars)	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
IMAX Theater Systems
IMAX Systems
Sales and sales-type leases(1)	$8,616	$4,507	$4,907	$1,659
Ongoing rent, fees, and finance income(2)	3,498	3,253	3,278	3,114
Other	3,425	1,512	(40)	(438)

	15,539	9,272	8,145	4,335

Theater System Maintenance	8,850	8,195	3,281	3,001

Joint Revenue Sharing Arrangements	15,868	10,856	10,617	7,283

Film
Production and IMAX DMR	17,676	15,185	13,225	11,074
Film distribution and post-production	4,278	4,689	713	715

	21,954	19,874	13,938	11,789

	$62,211	$48,197	$35,981	$26,408

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the first quarter of 2015 increased by 29.1% to $62.2 million from $48.2 million in the same period last year, primarily due to an increase in revenues from the IMAX systems, joint revenue sharing arrangements and film segments. The gross margin across all segments in the first quarter of 2015 was $36.0 million, or 57.8% of total revenue, compared to $26.4 million, or 54.8% of total revenue in the first quarter of 2014.

IMAX Systems

IMAX systems revenue increased 67.6% to $15.5 million in the first quarter of 2015, as compared to $9.3 million in the first quarter of 2014.

Revenue from sales and sales-type leases increased 91.2% to $8.6 million in the first quarter of 2015 from $4.5 million in the first quarter of 2014. The Company recognized revenue on 5 full, new theater systems which qualified as either sales or sales-type leases in the first quarter of 2015, with a total value of $6.3 million, as compared to 3 full, new theater systems in the first quarter of 2014, with a total value of $3.4 million. The Company also recognized revenue on the installation of one laser-based digital upgrade, with a total value of $1.9 million, as compared to one xenon-based digital upgrade, with a total value of $0.7 million in the first quarter of 2014. There were no used systems recognized in the three months ended March 31, 2015 and 2014, respectively.

Average revenue per full, new sales and sales-type lease systems was $1.3 million for the three months ended March 31, 2015, as compared to $1.1 million for the three months ended March 31, 2014. The average revenue per full, new sales and sales-type lease systems varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location and other various factors.

The installation of theater systems in newly built theaters or multiplexes depends primarily on the timing of the construction of those projects, which is not under the Company’s control. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangements (see discussion below) installations by theater system configuration for the first quarter of 2015 and 2014 is outlined in the table below:

	Three Months Ended March 31,
	2015		2014
New IMAX digital theater systems - installed and recognized
Sales and sales-types lease arrangements	5		3
Joint revenue sharing arrangements	6		5

Total new theater systems	11		8

IMAX digital theater system upgrades - installed and recognized
Sales and sales-types lease arrangements	1	(1)	1
Short-term operating lease arrangement	1		—
Joint revenue sharing arrangement	—		1

Total upgraded theater systems	2		2

Total theater systems installed	13		10

(1)	Includes one laser-based digital system configuration, which was upgraded from a xenon-based digital system configuration.

IMAX theater systems gross margin from full, new sales and sales-type leases was 65.5% in the first quarter of 2015 versus 60.3% in the first quarter of 2014. Gross margin from digital upgrades was $0.6 million in the first quarter of 2015, as compared to $0.3 million in the first quarter of 2014. Gross margin varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location and other various factors.

Ongoing rent revenue and finance income was $3.5 million in the first quarter of 2015 and $3.3 million in the first quarter of 2014. Gross margin for ongoing rent and finance income was $3.3 million in the first quarter of 2015 as compared to $3.1 million in the first quarter of 2014. Contingent fees included in this caption amounted to $0.4 million and $0.6 million in the three months ended March 31, 2015 and 2014, respectively.

Other revenue increased to $3.4 million in the first quarter of 2015, as compared to $1.5 million in the same period in 2014. Other revenue primarily includes revenue generated from the Company’s theater operations, camera rental business and after-market sales of projection system parts and 3D glasses. The growth in revenue is primarily the result of an increase in revenue from 3D glasses as compared to the prior year period.

The gross margin on other revenue was a loss of less than $0.1 million in the first quarter of 2015 as compared to a loss of $0.4 million in the first quarter of 2014.

Theater System Maintenance

Theater system maintenance revenue increased 8.0% to $8.9 million during the first quarter of 2015 as compared to $8.2 million in the first quarter of 2014. Theater system maintenance gross margin was $3.3 million in the first quarter of 2015 as compared to $3.0 million in the first quarter of 2014. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network and the timing and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenues from joint revenue sharing arrangements increased 46.2% to $15.9 million in the first quarter of 2015 compared to $10.9 million in the first quarter of 2014. The increase in revenues from joint revenue sharing arrangements was primarily due to an increase in the number of theaters in operation and stronger film performance as compared to the prior year comparative period. The Company ended the first quarter of 2015 with 457 theaters operating under joint revenue sharing arrangements, as compared to 388 theaters at the end of the first quarter of 2014. During the quarter, the Company installed 6 full, new theaters under joint revenue sharing arrangements, as compared to 5 theaters in the prior year comparative period.

The gross margin from joint revenue sharing arrangements in the first quarter of 2015 increased 45.8% to $10.6 million, as compared to $7.3 million in the first quarter of 2014. Included in the calculation of the first quarter gross margin were certain advertising, marketing and commission costs primarily associated with new theater launches of $0.1 million and $0.2 million incurred in the first quarter of 2015 and 2014, respectively. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses, was $10.7 million in the first quarter of 2015, as compared to $7.5 million in the first quarter of 2014, respectively. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

	Three Months Ended March 31,
(In thousands of U.S. Dollars)	2015	2014
Gross margin from joint revenue sharing arrangements	$10,617	$7,283
Add:
Advertising, marketing and commission costs	130	195

Adjusted gross margin from joint revenue sharing arrangements	$10,747	$7,478

Film

Revenue from the Company’s film segments increased 10.5% to $22.0 million in the first quarter of 2015 from $19.9 million in the first quarter of 2014, primarily due to stronger film performance and continued network growth. Gross box-office generated by IMAX DMR films increased 19.6% to $165.6 million for the first quarter of 2015 from $138.5 million for the first quarter of 2014. Film production and IMAX DMR revenues increased 16.4% to $17.7 million in the first quarter of 2015 from $15.2 million in the first quarter of 2014. The increase in film production and IMAX DMR revenues was primarily due to an increase in the IMAX theater network and a stronger film slate in the first quarter of 2015 versus the prior year comparative period. Gross box-office per screen for the three months ended March 31, 2015 averaged $202,900 in comparison to $197,000 in the comparable period last year. In the first quarter of 2015, gross box-office was generated primarily by the exhibition of 22 films (listed below), as compared to 18 films primarily exhibited during the first quarter of 2014:

Three Months Ended March 31, 2015 – Films Exhibited

Teenage Mutant Ninja Turtles: An IMAX 3D Experience

Fury: The IMAX Experience

Interstellar: The IMAX Experience

Big Hero 6: An IMAX 3D Experience

Penguins of Madagascar: An IMAX 3D Experience

Exodus: Gods and Kings: An IMAX 3D Experience

The Hobbit: The Battle of the Five Armies: An IMAX 3D Experience

Seventh Son: An IMAX 3D Experience

Gone with the Bullets: An IMAX 3D Experience

Night at the Museum: Secret of the Tomb: An IMAX 3D Experience

Taken 3: The IMAX Experience

American Sniper: The IMAX Experience

Game of Thrones: The IMAX Experience (Season 4, Episodes 9 and 10)

Kingsman: The Secret Service: The IMAX Experience Experience

Jupiter Ascending: An IMAX 3D Experience

Fifty Shades of Grey: The IMAX Experience

Wolf Totem: The IMAX Experience

Dragon Blade: An IMAX 3D Experience

Focus: The IMAX Experience

Chappie: The IMAX Experience

Cinderella: The IMAX Experience

The Divergent Series: Insurgent: An IMAX 3D Experience

Three Months Ended March 31, 2014 – Films Exhibited

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

Need for Speed: An IMAX 3D Experience

Divergent: The IMAX Experience

Noah: The IMAX Experience

Captain America: The Winter Soldier: An IMAX 3D Experience (international only release)

Other revenues attributable to the film segment decreased to $4.3 million in the first quarter of 2015 from $4.7 million in the first quarter of 2014.

The Company’s gross margin from its film segments in the first quarter of 2015 increased to $13.9 million from $11.8 million in the first quarter of 2014. Film production and IMAX DMR gross margin increased to $13.2 million in the first quarter of 2015 from $11.1 million in the first quarter of 2014, primarily due to stronger film performance and continued network growth. Other gross margin attributable to the film segment was $0.7 million in the first quarter of 2015 and 2014, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $28.4 million in the first quarter of 2015 as compared to the $21.3 million experienced in the first quarter of 2014. Selling, general and administrative expenses excluding the impact of stock-based compensation was $22.8 million in the first quarter of 2015, as compared to $18.1 million in the first quarter of 2014. The following reflects the significant items impacting selling, general and administrative expenses in the first quarter of 2015 as compared to the prior year period:

•	a $2.4 million increase in staff costs, including salaries and benefits;

•	a $2.4 million increase in the Company’s stock-based compensation;

•

a $0.9 million increase due to a change in foreign exchange rates. During the first quarter ended March 31, 2015, the Company recorded a foreign exchange loss of $1.6 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities as compared to a loss of $0.7 million recorded in the prior year comparative period;

•	a $0.9 million net increase in advertising and promotion related activities;

•	a $0.6 million increase related to incidental costs associated with the move to the Company’s new West Coast headquarters; and

•	a $0.1 million net decrease in other general corporate expenditures.

Research and Development

Research and development expenses were $4.5 million in the first quarter of 2015, as compared to $3.6 million in the first quarter of 2014. These expenses are primarily attributable to the continued development of the Company’s new laser-based digital projection system. The Company developed its next-generation laser projector, which provides greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. As of March 31, 2015, the Company had 69 laser-based digital theater systems in its backlog.

The Company intends for additional research and development to continue throughout 2015 as the Company supports further development of the laser-based projection system. In addition, the Company plans to continue research and development activity in the future in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing and manufacturing more IMAX cameras, enhancing the Company’s 2D and 3D image quality, expanding the applicability of the Company’s digital technology and using such technology to help expand the Company’s home entertainment platform, developing IMAX theater systems’ capabilities in both home and live entertainment, and further enhancing the IMAX theater and sound system design through the addition of more channels, improvements to the Company’s proprietary tuning system and mastering process.

Receivable Provisions, Net of Recoveries

The Company recorded receivable provisions, net of recoveries, of less than $0.1 million for accounts receivable and financing receivables in the first quarter of 2015, compared to $0.3 million in the prior year comparative period.

The Company’s accounts receivables and financing receivables are subject to credit risk. These receivables are concentrated with the leading theater exhibitors and studios in the film entertainment industry. To minimize the Company’s credit risk, the Company retains title to underlying theater systems under lease arrangements, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimate of potentially uncollectible amounts. Accordingly, the Company believes it has adequately protected itself against exposures relating to receivables and contractual commitments.

Interest Income and Expense

Interest income was $0.2 million in the first quarter of 2015, as compared to less than $0.1 million in the first quarter of 2014.

Interest expense was consistent at $0.3 million in the first quarter of 2015 and 2014, respectively. Included in interest expense is the amortization of deferred finance costs of $0.2 million in the first quarter of 2015, as compared to $0.1 million in the first quarter of 2014. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

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

As at March 31, 2015, the Company had a gross deferred income tax asset of $24.1 million, against which the Company is carrying a $0.3 million valuation allowance. For the three months ended March 31, 2015, the Company recorded an income tax provision of $0.7 million, of which a provision of $0.1 million was related to an increase in its provisions for uncertain tax positions.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 “Investments –Equity Method and Joint Ventures” (“ASC 323”). At March 31, 2015, the equity method of accounting is being utilized for investments with a total carrying value of $2.3 million (December 31, 2014 – $2.8 million). For the three months ended March 31, 2015, gross revenues, cost of revenue and net loss for these investments were $nil, $1.7 million and $1.7 million, respectively (2014 – $0.9 million, $0.9 million and $0.8 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.4 million for the first quarter of 2015, compared to $0.3 million in the prior year comparative period.

Discontinued Operations

On January 30, 2014, the Company’s lease with respect to its owned and operated Nyack IMAX theater ended and the Company decided not to renew the lease. In the first quarter of 2014, revenues for the Nyack IMAX theater were less than $0.1 million and the Company recognized income of $0.4 million from the operation of the theater. Upon the expiration of the lease, lease inducements contingent upon the completion of the full term of the lease were recognized as a reduction in rent expense of $0.8 million. The transactions of the Company’s owned and operated Nyack theater are reflected as discontinued operations.

Non-Controlling Interests

The Company’s condensed consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the net proceeds are classified as redeemable non-controlling interest in temporary equity as well as the impact of a non-controlling interest in its subsidiary created for the Film Fund activity. For the three months ended March 31, 2015, the net income attributable to non-controlling interests of the Company’s subsidiaries was $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

On March 3, 2015, the Company amended and restated the terms of its existing senior secured credit facility (the “Prior Credit Facility”) in order to, among other things, eliminate the fixed charge coverage ratio under the Prior Credit Facility and reset certain financial maintenance covenants. The amended and restated facility (the “Credit Facility”), with a scheduled maturity of March 3, 2020, has a maximum borrowing capacity of $200.0 million, the same maximum borrowing capacity as under the Prior Credit Facility. Certain of the Company’s subsidiaries serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility. The Credit Facility is collateralized by a first priority security interest in substantially all of the present and future assets of the Company and the Guarantors.

The terms of the Credit Facility are set forth in the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), dated March 3, 2015, among the Company, the Guarantors, the lenders named therein, Wells Fargo Bank, National Association (“Wells Fargo”), as agent and issuing lender (Wells Fargo, together with the lenders named therein, the “Lenders”) and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner and in various collateral and security documents entered into by the Company and the Guarantors. Each of the Guarantors has also entered into a guarantee in respect of the Company’s obligations under the Credit Facility.

Total amounts drawn and available under the Credit Facility at March 31, 2015 were $nil and $200.0 million, respectively (December 31, 2014 — $nil and $200.0 million, respectively).

Under the Credit Facility, the effective interest rate for the three months ended March 31, 2015 for the revolving loan portion was nil, as no amounts were outstanding during the period (2014 — nil).

The Credit Facility provides that the Company will be required at all times to satisfy a Minimum Liquidity Test (as defined in the Credit Agreement) of at least $50 million. The Company will also be required to maintain minimum EBITDA (as defined in the Credit Agreement) of $90.0 million until December 30, 2015, which requirement increases to $100.0 million on December 31, 2015. The Company must also maintain a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 2.5:1.0 until December 30, 2015, which requirement decreases to (i) 2.25:1.0 on December 31, 2015; (ii) 2.0:1.0 on December 31, 2016; and (iii) 1.75:1.0 on December 31, 2017. The ratio of total debt to EBITDA was 0.14:1 as at March 31, 2015, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $16.1 million. EBITDA is calculated as follows:

EBITDA per Credit Facility:	For the 3 months ended March 31, 2015	For the 12 months ended March 31, 2015(1)
(In thousands of U.S. Dollars)
Net income	$1,485	$43,075
Add (subtract):
Loss from equity accounted investments	434	1,243
Provision for income taxes	675	15,069
Interest expense, net of interest income	58	327
Depreciation and amortization, including film asset amortization	9,467	35,273
Write-downs net of recoveries including asset impairments and receivable provisions	128	4,904
Stock and other non-cash compensation	5,666	17,852
EBITDA attributable to non-controlling interests(2)	(1,933)	(5,870)

	$15,980	$111,873

(1)	Ratio of total debt calculated using twelve months ended EBITDA
(2)	The EBITDA calculation specified for purposes of the minimum EBITDA covenant excludes the reduction in EBITDA from the Company’s non-controlling interests

Playa Vista Construction Financing

On October 6, 2014, IMAX PV Development Inc., a Delaware corporation (“PV Borrower”) and direct wholly-owned subsidiary of IMAX U.S.A. Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company, entered into a construction loan agreement with Wells Fargo. The construction loan is being used to fund up to $25.7 million (the “Playa Vista Loan”) of the costs of development and construction of the new West Coast headquarters of the Company, located in a new office facility in the Playa Vista neighborhood of Los Angeles, California (the “Playa Vista Project”).

The total cost of development of the Playa Vista Project is approximately $52.0 million, with all costs in excess of the Playa Vista Loan being provided through funding by the Company.

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

The Loan Documents require the completion of construction no later than 90 days prior to the Maturity Date, subject to delays for certain unforeseeable events. The Loan Documents contain affirmative, negative and financial covenants (including compliance with the financial covenants of the Company’s outstanding Credit Facility with Wells Fargo), agreements, representations, warranties, borrowing conditions, and events of default customary for development projects such as the Playa Vista Project.

PV Borrower has the right to convert the Playa Vista Loan from a construction to a permanent loan with a term of 120 months (from the date of conversion), subject to the satisfaction of certain conditions including completion of the Playa Vista Project. If PV Borrower converts the Playa Vista Loan to a permanent loan, PV Borrower will have the right, subject to certain conditions, to increase the principal balance of the loan up to but not in excess of $30.0 million. Upon conversion, the interest rate under the permanent loan will decrease from 2.25% to 2.0% above the 30-day LIBOR rate and PV Borrower will be required to make monthly payments of combined principal and interest sufficient to fully amortize the loan based on a 15-year straight line amortization. It is PV Borrower’s current intention to convert the Playa Vista Loan to a permanent loan once all applicable conditions are satisfied under the Loan Documents.

Total amount drawn under the construction loan as at March 31, 2015 was $16.1 million (December 31, 2014 — $4.7 million). Under the Playa Vista Loan, the effective interest rate for the first quarter of 2015 was 2.42% (2014 — not applicable).

Letters of Credit and Other Commitments

As at March 31, 2015, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2014 — $nil) under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at March 31, 2015, the Company had letters of credit and advance payment guarantees outstanding of $0.3 million under the Bank of Montreal Facility (December 31, 2014 — $0.3 million).

Cash and Cash Equivalents

As at March 31, 2015, the Company’s principal sources of liquidity included cash and cash equivalents of $140.3 million, the Credit Facility, the Playa Vista Loan, anticipated collection from trade accounts receivable of $66.2 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $19.3 million and payments expected in the next 12 months on existing backlog deals. As at March 31, 2015, the Company had $16.1 million drawn on the Playa Vista Loan (remaining availability of $9.6 million). There were $nil letters of credit and advance payment guarantees outstanding under the Credit Facility and $0.3 million under the Bank of Montreal Facility. Cash held outside of Canada as at March 31, 2015 was $100.7 million (December 31, 2014 — $61.0 million).

During the three months ended March 31, 2015, the Company’s operations provided cash of $6.1 million which reflects an $8.6 million increase in inventory partly related to the roll-out of its laser-based projection system. The Company used cash of $28.1 million to fund capital expenditures, principally to build equipment for use in joint revenue sharing arrangements, to purchase other intangible assets, and to purchase property, plant, and equipment. Based on management’s current operating plan for 2015, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements, to fund DMR agreements with studios and to invest in the continued construction of the Playa Vista Project. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of 6 theater systems under joint revenue sharing arrangements during the three months ended March 31, 2015.

In 2014, the Company announced the sale and issuance of 20.0% of the shares in IMAX China to entities owned and controlled by investors CMC and FountainVest. The sale price for the interest was $80.0 million was paid by the investors in two equal installments, the first of which was received on April 8, 2014 and the second of which was received on February 10, 2015. Approximately half of the net proceeds of the transaction will remain in IMAX China, to be used toward the continued build-out of the Company’s business in China, including additional joint revenue sharing locations and other growth initiatives. The remaining funds will be available for general corporate purposes.

In 2014, the Company’s Board of Directors approved a new $150.0 million share repurchase program for shares of the Company’s common stock. Purchases under the program commenced in 2014. The share repurchase program expires June 30, 2017. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares, and the share repurchase program may be suspended or discontinued by the Company at any time.

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

Cash provided by operating activities amounted to $6.1 million for the three months ended March 31, 2015. Changes in other non-cash operating assets as compared to December 31, 2014 include: an increase of $0.7 million in financing receivables; a decrease of $9.5 million in accounts receivable; an increase of $8.6 million in inventories; an increase of $2.1 million in prepaid expenses; and an increase of $1.3 million in other assets which includes a $0.4 million increase in commission and other deferred selling expenses and a $0.9 million increase in other assets. Changes in other operating liabilities as compared to December 31, 2014 include: an increase in deferred revenue of $7.1 million related to backlog payments received in the current period, offset slightly by amounts relieved from deferred revenue related to theater system installations; an increase in accounts payable of $8.6 million; and a decrease of $22.4 million in accrued liabilities.

Investing Activities

Net cash used in investing activities amounted to $28.1 million in the three months ended March 31, 2015, which includes purchases of $22.6 million in property, plant and equipment, an investment in joint revenue sharing equipment of $4.8 million and an increase in other intangible assets of $0.7 million. Included in the Company’s purchase of property, plant and equipment for the three months ended March 31, 2015 is $16.6 million for the construction of the Playa Vista Project.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2015 amounted to $55.9 million as compared to cash used in financing activities of less than $0.1 million for three months ended March 31, 2014. In the first quarter of 2015, the Company issued common shares net of related issuance costs of $38.0 million related to the IMAX China Investment by CMC and FountainVest, which represents a non-controlling interest in IMAX China. During the three months ended March 31, 2015, the Company also received $11.4 million from the issuance of common shares resulting from stock option. The Company also borrowed an additional $11.4 million under the Playa Vista Loan.

Capital Expenditures

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, other intangible assets and investments in film assets, were $31.1 million for the three months ended March 31, 2015 as compared to $15.6 million for the three months ended March 31, 2014. As discussed above, a portion of the Playa Vista Project is financed through a construction loan and related office facility, which has offset the cash outlay associated with the project.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations, as at March 31, 2015, are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligations	2015	2016	2017	2018	2019	Thereafter
Pension obligations (1)	$20,042	$—	$—	$20,042	$—	$—	$—
Purchase obligations	26,831	26,704	127	—	—	—	—
Playa Vista Loan(2)	16,080	—	16,080	—	—	—	—
Operating lease obligations	11,915	4,145	2,607	2,034	1,824	1,261	44
Postretirement benefits obligations	3,238	119	141	178	195	202	2,403

	$78,106	$30,968	$18,955	$22,254	$2,019	$1,463	$2,447

(1)

The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2016), although Mr. Gelfond has not informed the Company that he intends to retire at that time.

(2)	Unless converted from a construction to permanent loan as described below, the Playa Vista Loan will be fully due and payable on April 6, 2016.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan (the “SERP”) covering Messrs. Gelfond and Wechsler. As at March 31, 2015, the Company had an unfunded and accrued projected benefit obligation of approximately $19.5 million (December 31, 2014 — $19.4 million) in respect of the SERP.

Pursuant to an employment agreement dated January 1, 2014, the term of Mr. Gelfond’s current employment agreement was extended through December 31, 2016, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned since 2011 will not be included in calculating his entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at March 31, 2015, the Company had an unfunded benefit obligation of $2.4 million (December 31, 2014 — $2.1 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at March 31, 2015, the Company had an unfunded benefit obligation of $0.8 million (December 31, 2014 — $0.8 million).

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. The Company has incoming cash flows from its revenue generating theaters and ongoing operating expenses in China through its subsidiary IMAX Shanghai Multimedia Technology Co. Ltd. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net Renminbi and Japanese Yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Renminbi, Japanese Yen, Euros and Canadian dollars.

The Company manages its exposure to foreign exchange rate risks through the Company’s regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

For the three months ended March 31, 2015, the Company recorded a foreign exchange loss of $1.6 million, as compared to a foreign exchange loss of $0.7 million for the three months ended March 31, 2014, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2016. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. All foreign currency forward contracts held by the Company as at March 31, 2015, are designated and qualify as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statement of operations. The notional value of foreign currency hedging instruments was $37.0 million as at March 31, 2015 (December 31, 2014 — $36.8 million). A loss of $3.0 million was recorded to Other Comprehensive Income with respect to the depreciation/appreciation in the value of these contracts in the three months ended March 31, 2015 (2014 — loss of $0.8 million). A loss of $0.6 million for the three months ended March 31, 2015 (2014 — loss of $0.2 million) was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At March 31, 2015, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros was $30.4 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2015, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $3.0 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at March 31, 2015, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at March 31, 2015, the Company had not drawn down on its Credit Facility (December 31, 2014 — $nil).

As at March 31, 2015, the Company had drawn down $16.1 million on its Playa Vista Loan (December 31, 2014 —$4.7 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in the LIBOR. The Company had variable rate debt instruments representing 8.1% and 2.4% of its total liabilities at March 31, 2015 and December 31, 2014, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by less than $0.1 million and interest income from cash would increase by approximately $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at March 31, 2015.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at March 31, 2015 and has concluded that, as at the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See note 8 to the accompanying condensed consolidated financial statements in Item 1 for information regarding legal proceedings involving the Company.

Item 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors disclosed in Part I, Item 1A “Risk Factors” in the Company’s 2014 Form 10-K. The risks described in the Company’s 2014 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

Exhibit No.	Description

10.37	Employment Agreement, dated January 1, 2014, between IMAX Corporation and Robert D. Lister.

10.38	Employment Agreement, dated March 6, 2014, between IMAX Corporation and Andrew Cripps.

10.39	Fourth Amended and Restated Credit Agreement, dated March 3, 2015, by and between IMAX Corporation, the Guarantors referred to therein, the Lenders referred to therein, Wells Fargo Bank National Association and Wells Fargo Securities, LLC.

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated April 30, 2015, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated April 30, 2015, by Joseph Sparacio.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated April 30, 2015, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated April 30, 2015, by Joseph Sparacio.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION

Date: April 30, 2015	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2015	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)