Form 10-Q
period 2015-06-30
IMAX CORP
filed 2015-07-23
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2015
Common stock, no par value	70,182,090

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

IMAX CORPORATION

PART  I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$146,383	$106,503
Accounts receivable, net of allowance for doubtful accounts of $1,222 (December 31, 2014 — $947)	91,464	76,051
Financing receivables	108,492	105,700
Inventories	34,186	17,063
Prepaid expenses	6,799	4,946
Film assets	14,842	15,163
Property, plant and equipment	207,099	183,424
Other assets	28,342	23,047
Deferred income taxes	21,673	23,058
Other intangible assets	28,811	27,551
Goodwill	39,027	39,027

Total assets	$727,118	$621,533

Liabilities
Bank indebtedness	$22,278	$4,710
Accounts payable	21,349	26,145
Accrued and other liabilities	66,614	75,425
Deferred revenue	98,062	88,566

Total liabilities	208,303	194,846

Commitments and contingencies

Non-controlling interests	85,532	43,912

Shareholders’ equity
Capital stock common shares — no par value. Authorized — unlimited number. 70,182,090 — issued and 70,152,426 — outstanding (December 31, 2014 — 68,988,050)	378,247	344,862
Less: Treasury stock held in trust, 29,664 shares at cost	(1,214)	—
Other equity	42,666	47,319
Retained earnings (accumulated deficit)	17,998	(6,259)
Accumulated other comprehensive loss	(4,414)	(3,147)

Total shareholders’ equity	433,283	382,775

Total liabilities and shareholders’ equity	$727,118	$621,533

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Equipment and product sales	$25,305	$19,502	$39,741	$25,856
Services	50,958	39,742	82,674	68,614
Rentals	28,527	17,841	42,341	28,632
Finance income	2,229	2,060	4,474	4,240
Other	141	—	141	—

	107,160	79,145	169,371	127,342

Costs and expenses applicable to revenues
Equipment and product sales	13,521	9,366	21,061	13,085
Services	19,495	17,180	34,302	31,530
Rentals	5,109	4,805	8,992	8,525

	38,125	31,351	64,355	53,140

Gross margin	69,035	47,794	105,016	74,202
Selling, general and administrative expenses	29,023	23,498	57,375	44,810

(including share-based compensation expense of $5.1 million and $10.7 million for the three and six months ended June 30, 2015, respectively (2014 — expense of $4.7 million and $7.9 million, respectively))

Research and development	2,347	3,309	6,889	6,908
Amortization of intangibles	443	416	873	818
Receivable provisions, net of recoveries	343	329	348	616
Impairment of investments	350	650	350	650

Income from operations	36,529	19,592	39,181	20,400
Interest income	259	24	505	40
Interest expense	(403)	(268)	(707)	(534)

Income from operations before income taxes	36,385	19,348	38,979	19,906
Provision for income taxes	(9,256)	(5,407)	(9,931)	(5,479)
Loss from equity-accounted investments, net of tax	(749)	(162)	(1,183)	(424)

Income from continuing operations	26,380	13,779	27,865	14,003
Net income from discontinued operations, net of tax	—	—	—	355

Net income	26,380	13,779	27,865	14,358
Less: Net income attributable to non-controlling interests	(2,030)	(472)	(3,124)	(472)

Net income attributable to Common Shareholders	$24,350	$13,307	$24,741	$13,886

Net income per share — basic:
Net income per share from continuing operations	$0.34	$0.19	$0.35	$0.20
Net income per share from discontinued operations	—	—	—	0.01

	$0.34	$0.19	$0.35	$0.21

Net income per share — diluted:
Net loss per share from continuing operations	$0.34	$0.19	$0.34	$0.19
Net income per share from discontinued operations	—	—	—	0.01

	$0.34	$0.19	$0.34	$0.20

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$26,380	$13,779	$27,865	$14,358

Unrealized net loss from cash flow hedging instruments	352	937	(2,674)	127
Realization of cash flow hedging net loss upon settlement	516	256	1,151	504
Other-than-temporary impairment of investment	—	350	—	350
Foreign currency translation adjustments	(100)	(32)	(170)	(178)

Other comprehensive income (loss), before tax	768	1,511	(1,693)	803
Income tax (expense) benefit related to other comprehensive income (loss)	(206)	(346)	438	(165)

Other comprehensive income (loss), net of tax	562	1,165	(1,255)	638

Comprehensive income	26,942	14,944	26,610	14,996
Less: Comprehensive income attributable to non-controlling interests	(2,047)	(469)	(3,136)	(469)

Comprehensive income attributable to Common Shareholders	$24,895	$14,475	$23,474	$14,527

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash provided by (used in):
Operating Activities
Net income	$27,865	$14,358
Net income from discontinued operations	—	(355)
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	20,724	15,945
Write-downs, net of recoveries	1,457	1,579
Change in deferred income taxes	2,232	2,789
Stock and other non-cash compensation	10,861	8,090
Unrealized foreign currency exchange loss	851	64
Loss from equity-accounted investments	1,923	574
Gain on non-cash contribution to equity-accounted investees	(740)	—
Investment in film assets	(7,404)	(5,147)
Changes in other non-cash operating assets and liabilities	(39,271)	(3,219)
Net cash provided by operating activities from discontinued operations	—	572

Net cash provided by operating activities	18,498	35,250

Investing Activities
Purchase of property, plant and equipment	(34,920)	(16,581)
Investment in joint revenue sharing equipment	(11,613)	(10,801)
Acquisition of other intangible assets	(2,972)	(970)

Net cash used in investing activities	(49,505)	(28,352)

Financing Activities
Issuance of subsidiary shares to a non-controlling interest	40,000	40,491
Share issuance costs from the issuance of subsidiary shares to a non-controlling interest	(2,000)	(3,556)
Common shares issued — stock options exercised	22,850	2,657
Increase in bank indebtedness	17,568	—
Credit facility amendment fees paid	(1,161)	—
Treasury stock purchased for future settlement of restricted share units	(1,214)	—
Settlement of restricted share units	(4,988)	(790)

Net cash provided by financing activities	71,055	38,802

Effects of exchange rate changes on cash	(168)	(159)

Increase in cash and cash equivalents during the period	39,880	45,541

Cash and cash equivalents, beginning of period	106,503	29,546

Cash and cash equivalents, end of period	$146,383	$75,087

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

The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). The Company has 10 film production companies that are VIEs. For 4 of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. These consolidated production companies have total assets of $7.2 million (December 31, 2014 — $7.7 million) and total liabilities of $0.3 million as at June 30, 2015 (December 31, 2014 — $0.3 million). The majority of these consolidated assets are held by the IMAX Original Film Fund (the “Film Fund”) as described in note 16(b). For the other 6 film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at June 30, 2015, these 6 VIEs have total assets of $0.4 million (December 31, 2014 — $0.4 million) and total liabilities of $0.5 million (December 31, 2014 — $0.4 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil and $nil for the three and six months ended June 30, 2015, respectively (2014 — $nil and $nil, respectively). The carrying value of these investments in VIEs that are not consolidated is $nil at June 30, 2015 (December 31, 2014 — $nil). The Company’s exposure, which is determined based on the level of funding contributed by the Company and the development stage of the respective film, is $nil at June 30, 2015 (December 31, 2014 — $nil).

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 “Investments — Equity Method and Joint Ventures” (“ASC 323”) or ASC 320 “Investments in Debt and Equity Securities” (“ASC 320”), as appropriate.

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

2. New Accounting Standards and Accounting Changes

The adoption of new accounting policies and recently issued FASB accounting standard codification updates were not material to the Company’s condensed consolidated financial statements for the period ended June 30, 2015.

3. Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	June 30, 2015	December 31, 2014
Gross minimum lease payments receivable	$14,134	$13,928
Unearned finance income	(2,540)	(2,357)

Minimum lease payments receivable	11,594	11,571
Accumulated allowance for uncollectible amounts	(972)	(972)

Net investment in leases	10,622	10,599

Gross financed sales receivables	132,830	131,155
Unearned finance income	(34,466)	(35,560)

Financed sales receivables	98,364	95,595
Accumulated allowance for uncollectible amounts	(494)	(494)

Net financed sales receivables	97,870	95,101

Total financing receivables	$108,492	$105,700

Net financed sales receivables due within one year	$18,368	$15,544
Net financed sales receivables due after one year	$79,502	$79,557

As at June 30, 2015, the financed sale receivables had a weighted average effective interest rate of 9.8% (June 30, 2014 — 10.2%).

4. Inventories

	June 30, 2015	December 31, 2014
Raw materials	$19,094	$9,147
Work-in-process	3,687	1,211
Finished goods	11,405	6,705

	$34,186	$17,063

At June 30, 2015, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $4.8 million (December 31, 2014 — $1.4 million).

During the three and six months ended June 30, 2015, the Company had write-downs for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $0.4 million and $0.5 million, respectively (2014 — less than $0.1 million and less than $0.1 million, respectively).

5. Property, Plant and Equipment

	As at June 30, 2015
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components	$184,445	$70,951	$113,494
Camera equipment	5,331	3,131	2,200

	189,776	74,082	115,694

Assets under construction	14,249	—	14,249

Other property, plant and equipment
Land	8,197	—	8,197
Buildings	62,590	11,707	50,883
Office and production equipment	36,981	19,666	17,315
Leasehold improvements	3,021	2,260	761

	110,789	33,633	77,156

	$314,814	$107,715	$207,099

	As at December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components	$179,236	$63,862	$115,374
Camera equipment	5,253	2,874	2,379

	184,489	66,736	117,753

Assets under construction	43,250	—	43,250

Other property, plant and equipment
Land	8,180	—	8,180
Buildings	16,584	10,998	5,586
Office and production equipment	27,996	19,659	8,337
Leasehold improvements	9,937	9,619	318

	62,697	40,276	22,421

	$290,436	$107,012	$183,424

6. Other Intangible Assets

	As at June 30, 2015
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$10,039	$6,256	$3,783
Licenses and intellectual property	21,990	5,681	16,309
Other	10,824	2,105	8,719

	$42,853	$14,042	$28,811

	As at December 31, 2014
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$9,686	$5,967	$3,719
Licenses and intellectual property	20,490	4,867	15,623
Other	9,873	1,664	8,209

	$40,049	$12,498	$27,551

Other intangible assets of $10.8 million are comprised mainly of the Company’s investment in an enterprise resource planning system. Fully amortized other intangible assets are still in use by the Company.

During the six months ended June 30, 2015, the Company acquired $2.7 million in other intangible assets. The weighted average amortization period for these additions was 10 years.

During the three and six months ended June 30, 2015, the Company incurred costs of less than $0.1 million and less than $0.1 million, respectively, to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses (2014 — less than $0.1 million and less than $0.1 million, respectively).

As at June 30, 2015, estimated amortization expense for each of the years ended December 31, are as follows:

2015 (six months remaining)	$1,406
2016	2,864
2017	2,864
2018	2,864
2019	2,864

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

The Company was in compliance with all of its requirements at June 30, 2015.

Total amounts drawn and available under the Credit Facility at June 30, 2015 were $nil and $200.0 million, respectively (December 31, 2014 — $nil and $200.0 million, respectively).

As at June 30, 2015, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2014 — $nil), under the Credit Facility.

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

Bank indebtedness includes the following:

	June 30, 2015	December 31, 2014
Playa Vista Loan	$22,278	$4,710

Total amounts drawn and available under the construction loan at June 30, 2015 were $22.3 million and $3.4 million, respectively (December 31, 2014 — $4.7 million and $21.0 million, respectively). Under the Playa Vista Loan, the effective interest rate for the three and six months ended June 30, 2015 was 2.43% and 2.43%, respectively (2014 — n/a).

In accordance with the loan agreement, assuming the loan was not converted to a permanent loan, the Company is obligated to make payments on the principal of the construction loan as follows:

2015 (six months remaining)	$—
2016	22,278
2017	—
2018	—
2019	—
Thereafter	—

$22,278

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The settlement risk on its foreign currency forward contracts was $3.3 million as at June 30, 2015 as the notional value exceeded the fair value of the forward contracts. As at June 30, 2015, the Company has $37.0 million of such arrangements outstanding, which are considered a hedge against the Canadian dollar.

Bank of Montreal Facility

As at June 30, 2015, the Company has available a $10.0 million facility (December 31, 2014 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at June 30, 2015, the Company has letters of credit and advance payment guarantees outstanding of $0.3 million (December 31, 2014 — $0.3 million) under the Bank of Montreal Facility.

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

(c) The Company and certain of its officers and directors were named as defendants in eight purported class action lawsuits filed between August 11, 2006 and September 18, 2006, alleging violations of U.S. federal securities laws. These eight actions were filed in the U.S. District Court for the Southern District of New York (the “Court”) and were subsequently consolidated by the Court. The plaintiffs filed a consolidated amended class action complaint on October 2, 2007, which added PricewaterhouseCoopers LLP, the Company’s auditors, as a defendant. The amended complaint, brought on behalf of shareholders who purchased the Company’s common stock on the NASDAQ between February 27, 2003 and July 20, 2007 (the “U.S. Class”), alleged primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period regarding the Company’s revenue recognition of theater system installations, and failing to disclose material information concerning the Company’s revenue recognition practices. On March 26, 2012, the parties executed and filed with the Court an amended formal stipulation of settlement and proposed form of notice to the class. On June 20, 2012, the Court issued an order granting final approval of the settlement. Under the terms of the settlement, members of the U.S. Class who did not opt out of the settlement released defendants from liability for all claims that were alleged in this action or could have been alleged in this action or any other proceeding (including the action in Canada as described in (d) of this note relating to the purchase of the Company’s securities on the NASDAQ between February 27, 2003 and July 20, 2007) or the subject matter and facts relating to this action. As part of the settlement and in exchange for the release, defendants agreed to pay $12.0 million to a settlement fund which amount was funded by the carriers of the Company’s directors and officers insurance policy and by PricewaterhouseCoopers LLP. The settlement was distributed to the U.S. Class on May 5, 2014.

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

(f) In March 2013, IMAX (Shanghai) Multimedia Technology Co., Ltd., the Company’s majority-owned subsidiary in China, received notice from the Shanghai office of the General Administration of Customs that it had been selected for a customs audit. The Company is unable to assess the potential impact, if any, of the audit at this time.

(g) On November 11, 2013, Giencourt Investments, S.A. (“Giencourt”) initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida. Giencourt submitted its statement of claim in January 2015, and the Company submitted its statement of defense and counterclaim in April 2015. Giencourt seeks monetary damages in the amount of approximately $11.5 million and other relief relating to the Company’s alleged breaches of its theater agreement and related license agreement with Giencourt. The Company has asserted a counterclaim against Giencourt for breach of contract and seeks to recover lost profits in excess of $24.0 million under the agreements. A hearing on the merits is scheduled to occur in December 2015. Although no assurances can be given with respect to the ultimate outcome of the proceedings, the Company believes that it has meritorious defenses and claims, and will continue to vigorously pursue them.

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

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the condensed consolidated balance sheets:

	June 30, 2015	December 31, 2014
Balance at the beginning of period	$6	$7
Warranty redemptions	(6)	(5)
Warranties issued	—	11
Revisions	—	(7)

Balance at the end of period	$—	$6

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheet as at June 30, 2015 and December 31, 2014 with respect to this indemnity.

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

9. Condensed Consolidated Statements of Operations Supplemental Information

(a) Selling Expenses

The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs and direct advertising and marketing, included in costs and expenses applicable to revenues-equipment and product sales, totaled $0.6 million and $1.1 million for the three and six months ended June 30, 2015, respectively (2014 — $0.7 million and $0.9 million, respectively).

Film exploitation costs, including advertising and marketing, totaled $3.6 million and $4.8 million for the three and six months ended June 30, 2015, respectively (2014 — $2.2 million and $3.6 million, respectively) and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $0.3 million and $0.2 million for the three and six months ended June 30, 2015, respectively (2014 — $0.5 million and $0.5 million, respectively). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $0.6 million and $0.6 million for the three and six months ended June 30, 2015, respectively (2014 — $0.5 million and $0.7 million, respectively).

(b) Foreign Exchange

Included in selling, general and administrative expenses for the three and six months ended June 30, 2015 is a gain of $0.6 million and a loss of $1.0 million, respectively (2014 — gain of $0.7 million and gain of less than $0.1 million, respectively) for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities. See note 15(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 43 exhibitors for a total of 687 theater systems, of which 477 theaters were operating as at June 30, 2015, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m) of the Company’s 2014 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Equipment and Product Sales and Rentals revenue and, for the three and six months ended June 30, 2015, amounted to $31.6 million and $47.5 million, respectively (2014 — $19.4 million and $30.2 million, respectively).

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

For the six months ended June 30, 2015, the majority of IMAX DMR revenue was earned from the exhibition of 33 IMAX DMR films (2014 — 26) throughout the IMAX theater network. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m) of the Company’s 2014 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three and six months ended June 30, 2015 amounted to $36.6 million and $54.3 million, respectively (2014 — $24.0 million and $39.2 million, respectively).

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

As at June 30, 2015, the Company has one significant co-produced film arrangement which represents the VIE total assets balance of $0.4 million and total liabilities balance of $0.5 million and 5 other co-produced film arrangements, the terms of which are similar.

For the three and six months ended June 30, 2015, amounts totaling $0.5 million and $1.1 million, respectively (2014 — $1.3 million and $1.9 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

10. Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Six Months Ended June 30,
	2015	2014
Decrease (increase) in:
Accounts receivable	$(15,830)	$(398)
Financing receivables	(3,645)	2,074
Inventories	(17,282)	(7,012)
Prepaid expenses	(1,881)	(842)
Commissions and other deferred selling expenses	(279)	(686)
Insurance recoveries	(101)	10,958
Other assets	(1,912)	(602)
Increase (decrease) in:
Accounts payable	7,315	(6,908)
Accrued and other liabilities	(15,276)	(11,005)
Deferred revenue	9,620	11,202

	$(39,271)	$(3,219)

(b) Cash payments made on account of:

	Six Months Ended June 30,
	2015	2014
Income taxes	$16,598	$3,729

Interest	$160	$—

(c) Depreciation and amortization are comprised of the following:

	Six Months Ended June 30,
	2015	2014
Film assets	$8,243	$5,343
Property, plant and equipment
Joint revenue sharing arrangements	6,575	5,852
Other property, plant and equipment	3,585	2,676
Other intangible assets	1,544	1,468
Other assets	381	343
Deferred financing costs	396	263

	$20,724	$15,945

(d) Write-downs, net of recoveries, are comprised of the following:

	Six Months Ended June 30,
	2015	2014
Impairment of investments	$350	$650
Accounts receivable	348	449
Financing receivables	—	167
Property, plant and equipment	295	270
Inventories	464	43

	$1,457	$1,579

11. Income Taxes

(a) Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. The effective tax rate on income from continuing operations differs between the periods due to shifts in jurisdictional income and because taxes were allocated at higher rates to income from discontinued operations during the six months ended June 30, 2014. During the six months June 30, 2015, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings.

As at June 30, 2015, the Company had net deferred income tax assets after valuation allowance of $21.7 million (December 31, 2014 — $23.1 million), which consists of a gross deferred income tax asset of $22.0 million (December 31, 2014 — $23.4 million), against which the Company is carrying a $0.3 million valuation allowance (December 31, 2014 — $0.3 million).

(b) Income Tax Effect on Other Comprehensive Income (Loss)

The income tax (expense) benefit included in the Company’s other comprehensive income (loss) are related to the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Unrealized change in cash flow hedging instruments	$(92)	$(242)	$702	$(159)
Realized change in cash flow hedging instruments upon settlement	(135)	(66)	(302)	(1)
Other-than-temporary impairment of investment	—	(45)	—	(45)
Foreign currency translation adjustments	21	7	38	40

	$(206)	$(346)	$438	$(165)

12. Capital Stock

(a) Stock-Based Compensation

The compensation costs recorded in the condensed consolidated statement of operations for the Company’s stock-based compensation plans were $5.1 million and $10.7 million for the three and six months ended June 30, 2015, respectively (2014 — $4.7 million and $7.9 million, respectively).

As at June 30, 2015, the Company has reserved a total of 7,815,389 (December 31, 2014 — 9,173,106) common shares for future issuance under the Company’s Stock Option Plan (“SOP”) and the IMAX 2013 Long-Term Incentive Plan (“IMAX LTIP”). Of the common shares reserved for issuance, there are options in respect of 5,594,136 common shares and restricted stock units (“RSUs”) in respect of 757,528 common shares outstanding at June 30, 2015. At June 30, 2015, options in respect of 3,054,774 common shares were vested and exercisable.

Stock Option Plan

The Company recorded an expense of $2.2 million and $6.1 million for the three and six months ended June 30, 2015, respectively (2014 — $2.2 million and $4.4 million, respectively), related to stock option grants issued to employees and directors in the IMAX LTIP and SOP plans. An income tax benefit is recorded in the condensed consolidated statements of operations of $0.5 million and $1.3 million for the three and six months ended June 30, 2015, respectively, for these costs.

The weighted average fair value of all stock options, granted to employees and directors for the three and six months ended June 30, 2015 at the grant date was n/a and $8.07 per share, respectively (2014 — n/a and $8.33 per share, respectively). The following assumptions were used to estimate the average fair value of the stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average risk-free interest rate	n/a	n/a	1.97%	2.50%
Expected option life (in years)	n/a	n/a	3.55 - 5.76	4.48 - 5.82
Expected volatility	n/a	n/a	30.0%	37.5%
Annual termination probability	n/a	n/a	0% - 9.50%	0% - 8.40%
Dividend yield	n/a	n/a	0%	0%

Stock options to Non-Employees

There were no common share options issued to non-employees during the three and six months ended June 30, 2015 and 2014.

As at June 30, 2015, non-employee stock options outstanding amounted to 39,500 stock options (2014 — 54,251) with a weighted average exercise price of $26.78 (2014 — $13.71). 21,525 stock options (2014 — 41,576) were exercisable with an average weighted exercise price of $26.34 (2014 — $11.15) and the vested stock options have an aggregate intrinsic value of $0.3 million (2014 — $0.7 million).

For the three and six months ended June 30, 2015, the Company recorded a charge of less than $0.1 million and $0.1 million, respectively (2014 — less than $0.1 million and less than $0.1 million, respectively) to cost and expenses related to revenues — services and selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is an accrual of less than $0.1 million for non-employee stock options (December 31, 2014 — less than $0.1 million).

China Long Term Incentive Plan (“China LTIP”)

Each stock option issued under the China LTIP represents an opportunity to participate economically in the future growth and value creation of the IMAX China Holding, Inc. (“IMAX China”), a subsidiary of the Company. The China LTIP options issued by IMAX

China (“China Options”) operate in tandem with options granted to certain employees of the IMAX China under the Company’s SOP and IMAX LTIP (“Tandem Options”).

In 2012 and 2014, 146,623 and 39,823 Tandem Options, respectively, were granted to certain employees in conjunction with China Options with an average price of $22.39 per share and $28.52 per share, respectively, in accordance with the China LTIP. During the three and six months ended June 30, 2015, no additional Tandem Options were granted in conjunction with China Options. As at June 30, 2015, there were 186,446 (December 31, 2014 — 186,446) outstanding and unvested Tandem Options issued under the China LTIP with a weighted average exercise price of $23.70 per share (December 31, 2014 — $23.70 per share). The Tandem Options have a maximum contractual life of 7 years. The total fair value of the Tandem Options granted with respect to the China LTIP was $1.9 million. The Company is recognizing this expense over a 5 year period. If a performance event occurs, including upon the occurrence of a qualified initial public offering or upon a change in control on or prior to the fifth anniversary of the grant date, the 186,446 Tandem Options issued forfeit immediately and the related charge would be reversed.

The Company has recorded an expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively (June 30, 2014 — $0.1 million and $0.2 million, respectively) related to Tandem Options issued under the China LTIP.

Stock Option Summary

The following table summarizes certain information in respect of option activity under the SOP and IMAX LTIP for the six month periods ended June 30:

	Number of Shares		Weighted Average Exercise Price Per Share
	2015	2014	2015	2014
Options outstanding, beginning of period	5,925,660	6,263,121	$24.24	$21.11
Granted	871,431	828,353	31.56	27.44
Exercised	(1,172,331)	(505,187)	19.49	5.26
Forfeited	(30,624)	(10,000)	27.82	18.98
Cancelled	—	(23,787)	—	33.60

Options outstanding, end of period	5,594,136	6,552,500	26.35	23.09

Options exercisable, end of period	3,054,774	3,656,730	24.88	21.35

The Company did not cancel any stock options from its SOP or IMAX LTIP (2014 — 17,787 and 23,787, respectively) surrendered by Company employees during the three and six months ended June 30, 2015, respectively.

As at June 30, 2015, 5,378,444 options were fully vested or are expected to vest with a weighted average exercise price of $26.31, aggregate intrinsic value of $75.1 million and weighted average remaining contractual life of 4.7 years. As at June 30, 2015, options that are exercisable have an intrinsic value of $47.0 million and a weighted average remaining contractual life of 4.2 years. The intrinsic value of options exercised in the three and six months ended June 30, 2015 was $11.1 million and $20.2 million, respectively (2014 — $9.0 million and $11.1 million, respectively).

Restricted Share Units

RSUs have been granted to employees, consultants and directors under the IMAX LTIP. Each RSU represents a contingent right to receive one common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date. The Company recorded an expense of $2.8 million and $4.3 million for the three and six month period ended June 30, 2015, respectively (2014 — $2.4 million and $3.3 million, respectively), related to RSU grants issued to employees and directors in the plan. The annual termination probability assumed for the three and six months ended June 30, 2015 was 0% and ranged from 0% to 9.50%, respectively. In addition, the Company recorded an expense of less than $0.1 million and less than $0.1 million for the three and six months ended June 30, 2015, respectively (2014 — less than $0.1 million and less than $0.1 million, respectively), related to RSU grants issued to certain advisors and strategic partners of the Company.

During the three and six month period ended June 30, 2015, in connection with the vesting of RSUs, the Company settled 41,939 and 159,732, respectively, common shares to IMAX LTIP participants, of which 15,276 and 21,709 common shares, respectively (net of shares withheld of 218 and 218, respectively, for tax withholdings) were issued from treasury and 26,445 and 137,805 common shares, respectively were purchased in the open market by the IMAX LTIP trustee. As at June 30, 2015, a Company trustee held 29,664 shares purchased for $1.2 million in the open market to be issued upon vesting of certain RSU awards. The shares held with the trustee are recorded at cost and are reported as a reduction against capital stock on the Balance Sheet.

Total stock-based compensation expense related to non-vested RSU’s not yet recognized at June 30, 2015 and the weighted average period over which the awards are expected to be recognized is $17.2 million and 3.1 years. The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was $0.4 million and $1.6 million for the three and six months ended June 30, 2015, respectively.

RSUs granted under the IMAX LTIP vest between immediately and four years from the grant date. Vesting of the RSUs is subject to continued employment or service with the Company.

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP for the six months ended June 30, 2015:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2015	2014	2015	2014
RSUs outstanding, beginning of period	595,834	264,140	$27.13	$26.14
Granted	333,096	482,588	34.37	27.41
Vested and settled	(159,732)	(104,612)	29.27	26.13
Forfeited	(11,670)	—	29.08	—

RSUs outstanding, end of period	757,528	642,116	29.83	27.09

Issuer Purchases of Equity Securities

On June 16, 2014, the Company’s board of directors approved a new $150.0 million share repurchase program for shares of the Company’s common stock. Purchases under the program commenced during the third quarter of 2014. The share repurchase program expires on June 30, 2017. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. No shares were repurchased in the three and six months ended June 30, 2015, respectively.

(b) Income Per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to common shareholders	$24,350	$13,307	$24,741	$13,886
Less: Accretion charges associated with redeemable common stock	(262)	(142)	(484)	(142)

Net income applicable to common shareholders	$24,088	$13,165	$24,257	$13,744

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	69,586	67,957	68,988	67,841
Weighted average number of shares issued during the period	257	271	538	227

Weighted average number of shares used in computing basic income per share	69,843	68,228	69,526	68,068
Assumed exercise of stock options and RSUs, net of shares assumed repurchased	1,845	1,224	1,823	1,380

Weighted average number of shares used in computing diluted income per share	71,688	69,452	71,349	69,448

The calculation of diluted earnings per share excludes 416,902 and 495,537 shares, respectively that are issuable upon exercise of nil and nil RSUs, respectively and 416,902 and 495,537 stock options, respectively for the three and six months ended June 30, 2015, as the impact of these exercises would be antidilutive. The calculation of diluted earnings per share excludes 4,325,037 and 4,205,083 shares, respectively that are issuable upon exercise of 119,954 and nil RSUs, respectively and 4,205,083 stock options for the three and six months ended June 30, 2014, as the impact of these exercises would be antidilutive.

(c) Shareholders’ Equity

The following summarizes the movement of Shareholders’ Equity for the six months ended June 30, 2015:

Balance as at December 31, 2014	$382,775
Net income attributable to Common Shareholders	24,741
Adjustments to capital stock:
Cash received from the issuance of common shares	22,850
Issuance of common shares for vested RSUs	590
Fair value of stock options exercised at the grant date	9,945
Shares held in trust	(1,214)
Adjustments to other equity:
Employee stock options granted	6,300
Non-employee stock options granted	75
Fair value of stock options exercised at the grant date	(9,945)
RSUs granted	4,262
RSUs vested	(5,584)
Utilization of windfall tax benefits from vested RSUs	239
Adjustments to accumulated deficit:
Accretion charges associated with redeemable common stock	(484)
Adjustments to accumulated other comprehensive income:
Unrealized net loss from cash flow hedging instruments	(2,674)
Realization of cash flow hedging net loss upon settlement	1,151
Foreign currency translation adjustments	(185)
Tax effect of movement in other comprehensive income	441

Balance as at June 30, 2015	$433,283

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

Transactions among the other segments are not significant.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue(1)
IMAX theater systems
IMAX systems	$22,365	$17,996	$34,479	$25,756
Theater system maintenance	9,158	8,673	18,008	16,868
Joint revenue sharing arrangements	31,594	19,363	47,462	30,219

	63,117	46,032	99,949	72,843

Films
Production and IMAX DMR	36,603	24,050	54,279	39,235
Distribution	1,158	2,942	2,546	4,405
Post-production	1,608	2,391	4,498	5,617

	39,369	29,383	61,323	49,257

Other	4,674	3,730	8,099	5,242

Total	$107,160	$79,145	$169,371	$127,342

Gross margin
IMAX theater systems
IMAX systems(2)	$13,537	$11,589	$21,722	$16,362
Theater system maintenance	3,089	2,781	6,370	5,782
Joint revenue sharing arrangements(2)	24,069	13,378	34,686	20,661

	40,695	27,748	62,778	42,805

Films
Production and IMAX DMR(2)	28,488	18,634	41,713	29,708
Distribution(2)	(351)	594	(216)	784
Post-production	317	364	895	889

	28,454	19,592	42,392	31,381

Other	(114)	454	(154)	16

Total	$69,035	$47,794	$105,016	$74,202

(1)	The Company’s largest customer represents 17.3% for the three and six months ended June 30, 2015, respectively (2014 — 16.5% and 16.4%, respectively).
(2)

IMAX systems include marketing and commission costs of $0.6 million and $0.9 million for the three and six months ended June 30, 2015, respectively (2014 — $0.7 million and $0.9 million, respectively). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $1.3 million and $1.4 million for the three and six months ended June 30, 2015, respectively (2014 — $1.0 million and $1.2 million, respectively). Production and DMR segment margins include marketing costs of $3.6 million and $4.9 million for the three and six months ended June 30, 2015, respectively (2014 — $2.0 million and $3.2 million, respectively). Distribution segment margins include marketing costs of less than $0.1 million and cost recovery of $0.1 million for the three and six months ended June 30, 2015, respectively (2014 — $0.2 million and $0.4 million, respectively).

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
United States	$42,310	$32,762	$68,031	$52,667
Canada	3,145	2,507	5,028	4,632
Greater China	26,348	17,613	43,914	27,901
Western Europe	11,873	7,411	17,039	12,407
Asia (excluding Greater China)	9,949	8,410	15,725	12,696
Russia and the CIS	5,864	5,105	7,805	7,451
Latin America	2,955	3,806	5,390	6,062
Rest of the World	4,716	1,531	6,439	3,526

Total	$107,160	$79,145	$169,371	$127,342

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

The following table provides disclosure of the pension obligation for the SERP:

	June 30, 2015	December 31, 2014
Obligation, beginning of period	$19,405	$18,284
Interest cost	126	264
Actuarial loss	—	857

Obligation, end of period and unfunded status	$19,531	$19,405

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest cost	$63	$66	$126	$132

Pension expense	$63	$66	$126	$132

No contributions are expected to be made for the SERP during the remainder of 2015. The Company expects interest costs of $0.1 million to be recognized as a component of net periodic benefit cost during the remainder of 2015.

The accumulated benefit obligation for the SERP was $19.5 million at June 30, 2015 (December 31, 2014 — $19.4 million).

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2015 (six months remaining)	$—
2016	—
2017	20,042
2018	—
2019	—
Thereafter	—

$20,042

(b) Defined Contribution Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and six months ended June 30, 2015, the Company contributed and expensed an aggregate of $0.3 million and $0.6 million, respectively (2014 — $0.4 million and $0.7 million, respectively), to its Canadian plan and an aggregate of $0.1 million and $0.2 million, respectively (2014 — $0.1 million and $0.2 million, respectively), to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c) Postretirement Benefits — Executives

The Company has an unfunded postretirement plan for Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at June 30, 2015 is $0.8 million (December 31, 2014 — $0.8 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and six months ended June 30, 2015, respectively (2014 — less than $0.1 million and less than $0.1 million, respectively).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2015 (six months remaining)	$32
2016	43
2017	70
2018	77
2019	84
Thereafter	544

$850

(d) Postretirement Benefits — Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees who meet specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. The postretirement benefits obligation as at June 30, 2015 is $2.4 million (December 31, 2014 — $2.1 million). The Company has expensed less than $0.1 million and $0.1 million for the three and six months ended June 30, 2015, respectively (2014 — less than $0.1 million and $0.1 million, respectively).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2015 (six months remaining)	$89
2016	100
2017	110
2018	120
2019	121
Thereafter	1,832

$2,372

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

(b) Fair Value Measurements

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at June 30, 2015		As at December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$146,383	$146,383	$106,503	$106,503
Net financed sales receivable	$97,870	$101,165	$95,101	$98,675
Net investment in sales-type leases	$10,622	$10,490	$10,599	$10,503
Foreign exchange contracts — designated forwards	$(3,283)	$(3,283)	$(1,760)	$(1,760)
Borrowings under the Playa Vista construction loan	$(22,278)	$(22,278)	$(4,710)	$(4,710)

Cash and cash equivalents are comprised of cash and interest-bearing investments with original maturity dates of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value (Level 1 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2015 and December 31, 2014, respectively.

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2015 and December 31, 2014, respectively.

The fair value of foreign currency derivatives is determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2015 and December 31, 2014, respectively. These identical instruments are traded on a closed exchange.

The carrying value of borrowings under the Playa Vista Loan approximates fair value as the interest rates offered under the construction loan are close to June 30, 2015 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2015.

There were no significant transfers between Level 1 and Level 2 during the six months ended June 30, 2015 or 2014. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The table below sets forth a summary of changes in the fair value of the Company’s available-for-sale investment measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period:

	Available For Sale Investments
	2015	2014
Beginning balance, January 1,	$—	$1,000
Transfers into/out of Level 3	—	—
Total gains or losses (realized/unrealized)
Included in earnings	—	(650)
Change in other comprehensive income	—	350
Purchases, issuances, sales and settlements	—	—

Ending balance, June 30,	$—	$700

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$—	$(650)

There were no transfers in or out of the Company’s level 3 assets during the six months ended June 30, 2015.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at June 30, 2015			As at December 31, 2014
	Minimum Lease Payments	Financed Sales Receivables	Total	Minimum Lease Payments	Financed Sales Receivables	Total
In good standing	$9,813	$97,104	$106,917	$10,457	$94,212	$104,669
Pre-approved transactions	—	685	685	—	855	855
Transactions suspended	1,781	575	2,356	1,114	528	1,642

	$11,594	$98,364	$109,958	$11,571	$95,595	$107,166

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at June 30, 2015		As at December 31, 2014
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Net investment in leases	$1,781	$(972)	$1,114	$(972)
Net financed sales receivables	575	(494)	528	(494)

	$2,356	$(1,466)	$1,642	$(1,466)

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

The Company’s aged financing receivables are as follows:

	As at June 30, 2015
	Accrued And Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$680	$66	$430	$1,176	$10,417	$11,594	$(972)	$10,622
Net financed sales receivables	2,646	1,270	2,479	6,395	91,970	98,364	(494)	97,870

Total	$3,326	$1,336	$2,909	$7,571	$102,387	$109,958	$(1,466)	$108,492

	As at December 31, 2014
	Accrued And Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$420	$175	$253	$848	$10,723	$11,571	$(972)	$10,599
Net financed sales receivables	1,558	1,260	2,659	5,477	90,118	95,595	(494)	95,101

Total	$1,978	$1,435	$2,912	$6,325	$100,841	$107,166	$(1,466)	$105,700

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at June 30, 2015
	Accrued And Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$77	$51	$269	$397	$2,487	$—	$2,884
Net financed sales receivables	455	432	1,501	2,388	12,921	—	15,309

Total	$532	$483	$1,770	$2,785	$15,408	$—	$18,193

	As at December 31, 2014
	Accrued And Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$90	$102	$130	$322	$2,024	$—	$2,346
Net financed sales receivables	258	425	1,671	2,354	12,512	—	14,866

Total	$348	$527	$1,801	$2,676	$14,536	$—	$17,212

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

	For the Three Months Ended June 30, 2015
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	525	49	(494)	525	—
Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:

Net financed sales receivables	$525	$49	$(494)	$525	$—

	For the Three Months Ended June 30, 2014
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	525	—	(493)	524	—
Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:

Net financed sales receivables	$525	$—	$(493)	$524	$—

	For the Six Months Ended June 30, 2015
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	525	49	(494)	525	—
Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:

Net financed sales receivables	$525	$49	$(494)	$525	$—

	For the Six Months Ended June 30, 2014
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	525	—	(493)	526	—
Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:

Net financed sales receivables	$525	$—	$(493)	$526	$—

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables is as follows:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:
Beginning balance	$972	$494	$972	$494
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision	—	—	—	—

Ending balance	$972	$494	$972	$494

Ending balance: individually evaluated for impairment	$972	$494	$972	$494

Financing receivables:
Ending balance: individually evaluated for impairment	$11,594	$98,364	$11,594	$98,364

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:
Beginning balance	$806	$488	$806	$236
Provision	159	5	159	257

Ending balance	$965	$493	$965	$493

Ending balance: individually evaluated for impairment	$965	$493	$965	$493

Financing receivables:
Ending balance: individually evaluated for impairment	$13,701	$92,626	$13,701	$92,626

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

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at June 30, 2015 (the “Foreign Currency Hedges”), with settlement dates throughout 2016. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The Company currently does not hold any derivatives which are not designated as hedging instruments and therefore no gain or loss pertaining to an ineffective portion has been recognized.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value foreign exchange contracts as at:

	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$37,011	$36,754

Fair value of derivatives in foreign exchange contracts as at:

	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Accrued and other liabilities	$(3,283)	$(1,760)

Derivatives in Foreign Currency Hedging relationships are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Foreign exchange contracts — Forwards	Derivative Gain (Loss) Recognized in OCI (Effective Portion)	$352	$937	$(2,674)	$127

		$352	$937	$(2,674)	$127

	Location of Derivative Loss Reclassified from AOCI into Income (Effective Portion)	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$(516)	$(256)	$(1,151)	$(504)

		$(516)	$(256)	$(1,151)	$(504)

(e) Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 or FASB ASC 320, as appropriate. As at June 30, 2015, the equity method of accounting is being utilized for investments with a total carrying value of $1.4 million (December 31, 2014 — $2.8 million). For the three months ended June 30, 2015, gross revenues, cost of revenue and net loss for these investments were $nil, $2.8 million and $2.7 million, respectively (2014 — $1.4 million, $0.8 million and $0.2 million, respectively). For the six months ended June 30, 2015, gross revenues, cost of revenue and net loss for these investments were $nil, $4.5 million and $4.4 million, respectively (2014 — $2.3 million, $1.7 million and $1.0 million, respectively). The Company has determined it is not the primary beneficiary of these VIEs, and therefore these entities have not been consolidated. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under the FASB ASC 320 and is recorded at its fair value of $nil at June 30, 2015 (December 31, 2014 — $nil). This investment was classified as an available-for-sale investment. The Company has an investment of $2.5 million in the preferred shares of an enterprise which meet the criteria for classification as an equity security under FASB ASC 325. As at June 30, 2015, the carrying value of the Company’s investment in preferred shares is $0.3 million (December 31, 2014 — $0.6 million). The total carrying value of investments in new business ventures at June 30, 2015 is $1.7 million (December 31, 2014 — $3.4 million) and is recorded in Other Assets.

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

The shareholders’ agreement provides that each of FountainVest and CMC has the right to nominate one member of IMAX China’s board of directors so long as each owns at least 90.0% of the Class C Shares issued to such person at both the First Completion Date and Second Completion Date. This right will lapse on successful completion of an initial public offering of IMAX China provided that the terms of the initial public offering fulfill certain designated criteria. The holder of Class A Shares has the right to nominate seven members, including an independent director reasonably satisfactory to the holders of Class C Shares.

Prior to May 28, 2015, the board of directors of IMAX China consisted of nine members. In connection with IMAX China’s submission of an application on Form A1 for the purposes of an IPO on the main board of the Stock Exchange of Hong Kong Limited, and conditional upon completion of such IPO, five of the nine members of the board of directors of IMAX China resigned and three new board members were appointed. Two additional board members are expected to be appointed upon completion of the IPO.

The shareholders’ agreement entered into in connection with the transaction also contains restrictions on the transfer of IMAX China’s common shares and certain provisions relating to the redemption and share issuance in lieu of an initial public offering of IMAX China’s shares and put and call rights relating to a change of control of the Company.

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

The following summarizes the movement of the non-controlling interest in the Company’s subsidiary for the six months ended June 30, 2015:

Balance as at December 31, 2014	$40,272
Issuance of subsidiary shares to a non-controlling interest	40,000
Share issuance costs from the issuance of subsidiary shares to a non-controlling interest	(2,000)
Net income attributable to non-controlling interest	3,330
Other comprehensive loss, net of tax	12
Accretion charges associated with redeemable common stock	484

Balance as at June 30, 2015	$82,098

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

Balance as at December 31, 2014	$3,640
Issuance of subsidiary shares to a non-controlling interest	—
Share issuance costs from the issuance of subsidiary shares to a non-controlling interest	—
Net loss attributable to non-controlling interest	(206)

Balance as at June 30, 2015	$3,434

IMAX CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.” IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as such, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. There were 976 IMAX theater systems (852 commercial multiplexes, 20 commercial destinations, 104 institutional) operating in 65 countries as of June 30, 2015. This compares to 868 theater systems (735 commercial multiplexes, 19 commercial destinations, 114 institutional) operating in 59 countries as of June 30, 2014.

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

As a result of the immersiveness and superior image and sound quality of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for IMAX DMR films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX DMR films, generates incremental box-office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box-office generated by IMAX DMR films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood blockbuster films. Driven by the advent of digital technology that reduced the IMAX DMR conversion time and with the strengthening of the Company’s relationships with the major studios, the number of IMAX DMR films released to the theater network per year has increased to 40 films in 2014, up from 6 films in 2007. The Company expects to release a slightly higher number of IMAX DMR films in 2015 as compared to 2014.

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. Accordingly, one of the Company’s key initiatives has been the development of its next-generation laser-based digital projection system, which it began rolling out at the end of 2014. In order to develop the laser-based digital projection system, the Company obtained exclusive rights to certain laser projection technology and other technology with applicability in the digital cinema field from Eastman Kodak Company (“Kodak”) in 2011 and entered a co-development arrangement with Barco N.V. (“Barco”) to co-develop a laser-based digital projection system that incorporates Kodak technology in 2012. Furthermore, in 2014, the Company announced an agreement with Necsel IP, Inc. (“Necsel”) to be the exclusive worldwide provider of specified lasers for IMAX’s laser projection systems in exchange for preferred pricing and supply terms. The Company believes that these arrangements with Kodak, Barco and Necsel have enabled IMAX laser projectors to present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The laser projection solution is the first IMAX digital projection system capable of illuminating the largest screens in its network. As at June 30, 2015, four laser-based digital theater systems were operational.

The Company is also undertaking new lines of business, particularly in the area of home entertainment. In 2013, the Company announced new home theater initiatives, including a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater. In June 2015, the Company and TCL unveiled the new premium home theater system in Shanghai, and expect to focus sales of the new system in China, the Middle East and other select global markets. In 2014, the Company, and TCL announced that Wasu Digital TV media group was joining the joint-venture partnership and would license and distribute content to the new home theater system. Beyond its premium home theater, the Company is also developing other components of its broader home entertainment platform designed to allow consumers to experience elements of The IMAX Experience® in their homes.

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

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network, which has grown by approximately 387% since the beginning of 2008. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box-office. The Company funds its joint revenue sharing arrangements through cash flows from operations. As at June 30, 2015, the Company had

477 theaters in operation under joint revenue sharing arrangements, a 16.9% increase as compared to the 408 joint revenue sharing arrangements open as at June 30, 2014. The Company also had contracts in backlog for an additional 210 theaters under joint revenue sharing arrangements as at June 30, 2015.

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

Other Theater Revenues

The Company derives a small portion of its revenues from other sources. As at June 30, 2015, the Company had three owned and operated IMAX theaters (December 31, 2014 — three owned and operated theaters). In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to two other theaters. The Company also rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers. Additionally, the Company generates revenues from the sale of after-market parts and 3D glasses.

Revenue from theater system arrangements is recognized at a different time from when cash is collected. See “Critical Accounting Policies” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) for further discussion on the Company’s revenue recognition policies.

IMAX Theater Network

The following table outlines the breakdown of the theater network by type and geographic location as at June 30:

	2015 Theater Network Base				2014 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	333	7	49	389	324	6	53	383
Canada	37	2	8	47	35	2	8	45
Greater China(1)	232	—	18	250	163	—	23	186
Asia (excluding Greater China)	73	3	6	82	66	3	6	75
Western Europe	62	7	10	79	51	7	11	69
Russia & the CIS	48	—	—	48	42	—	—	42
Latin America(2)	33	—	11	44	28	—	11	39
Rest of the World	34	1	2	37	26	1	2	29

Total	852	20	104	976	735	19	114	868

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

As of June 30, 2015, 44.7% of IMAX systems in operation were located in the United States and Canada compared to 49.3% as at June 30, 2014.

To minimize the Company’s credit risk, the Company retains title to the underlying theater systems under lease arrangements, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

The Company currently believes that over time its commercial multiplex theater network could grow to approximately 2,450 IMAX theaters worldwide from 852 commercial multiplex IMAX theaters operating as of June 30, 2015. While the Company continues to grow in the United States and Canada, it believes that the majority of its future growth will come from international markets. As at June 30, 2015, 55.3% of IMAX theater systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 50.7% as at June 30, 2014. Revenues and gross box-office derived from outside the United States and Canada continues to exceed revenues and gross box-office from the United States and Canada. Risks associated with the Company’s international business are outlined in Risk Factors – “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2014 Form 10-K.

Greater China continues to be the Company’s second-largest and fastest-growing market. As at June 30, 2015, the Company had 250 theaters operating in Greater China with an additional 218 theaters (including three upgrades) in backlog that are scheduled to be installed in Greater China by 2021. The Company’s backlog in Greater China represents 55.8% of the Company’s current backlog. The Company continues to invest in joint revenue sharing arrangements with select partners to ensure ongoing revenue in this key market. The Company’s largest single international partnership is in China with Wanda Cinema Line Corporation (“Wanda”). Wanda’s total commitment to the Company is for 210 theater systems, of which 195 theater systems are under the parties’ joint revenue sharing arrangement. Furthermore, the Company has a partnership with CJ CGV Holdings, Ltd., for a commitment of 97 theater systems, of which 75 theater systems will be located in China. The Company believes that the China market presents opportunities for additional growth with favorable market trends, including government initiatives to foster cinema screen growth, to support the film industry and to increase the number of Hollywood films distributed in China, including a 2012 agreement between the U.S. and the Chinese government to permit 14 additional IMAX or 3D format films to be distributed in China each year and to permit distributors to receive higher distribution fees. The Company cautions, however, that its expansion in China faces a number of challenges. See Risk Factors — “The Company faces risks in connection with the continued expansion of its business in China” in Item 1A of the Company’s 2014 Form 10-K.

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

On May 28, 2015, the Company announced that IMAX China submitted an application on Form A1 in connection with an initial public offering of IMAX China on the main board of the Stock Exchange of Hong Kong Limited (the “Hong Kong Stock Exchange”). The Form A1, which includes a redacted application proof of the listing document, was posted on the Hong Kong Stock Exchange website and made available for viewing and downloading to investors in Hong Kong. There have not been any final decisions made regarding the timing or terms of any listing, and the proposed listing is subject to, among other things, market conditions and approval by the Hong Kong Stock Exchange. Accordingly, there is no assurance that the proposed listing will be completed in a timely matter or at all, nor is there any assurance regarding the impact of the proposed listing on the Company’s common stock.

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at June 30:

	2015			2014
	IMAX Commercial Multiplex Theater Network			IMAX Commercial Multiplex Theater Network
	JRSA	Sale / Sales- type lease	Total	JRSA	Sale / Sales- type lease	Total
Domestic Total (United States & Canada)	255	115	370	247	112	359

International:
Greater China	140	92	232	94	69	163
Asia (excluding Greater China)	39	34	73	33	33	66
Western Europe	35	27	62	30	21	51
Russia & the CIS	—	48	48	—	42	42
Latin America	—	33	33	—	28	28
Rest of the World	8	26	34	4	22	26

International Total	222	260	482	161	215	376

Worldwide Total	477	375	852	408	327	735

As at June 30, 2015, 255 (2014 — 247) of the 477 (2014 — 408) theaters under joint revenue sharing arrangements in operation, or 53.5% (2014 — 60.5%) were located in the United States and Canada, with the remaining 222 (2014 — 161) or 46.5% of arrangements being located in international markets. The Company continues to seek to expand its network of theaters under joint revenue sharing arrangements, particularly in select international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	June 30, 2015			June 30, 2014
	Number of Systems		Dollar Value (in thousands)	Number of Systems		Dollar Value (in thousands)
Sales and sales-type lease arrangements	181		$237,289	173		$220,425
Joint revenue sharing arrangements	210		42,427	246		51,785

	391	(1)(2)	$279,716	419	(1)(3)	$272,210

(1)

Includes 73 laser theater system configurations (2014 — 66), including upgrades. The Company continues to develop and roll out its laser projection system. See “Research and Development” in Item 2 of this Part I for additional information.

(2)	Includes 24 upgrades to a digital theater system, in existing IMAX theater locations (2 xenon and 22 laser, of which 5 are under joint revenue sharing arrangements).
(3)	Includes 22 upgrades to a digital theater system, in existing IMAX theater locations (22 laser, of which 4 are under joint revenue sharing arrangements).

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

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at June 30:

	2015				2014
	JRSA	Sale / Lease	Total		JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	30	22	52		25	28	53

International:
Greater China	151	67	218		193	42	235
Asia (excluding Greater China)	13	23	36		15	23	38
Western Europe	11	9	20		10	11	21
Russia & the CIS	—	23	23		—	28	28
Latin America	—	22	22		—	29	29
Rest of the World	5	15	20		3	12	15

International Total	180	159	339		221	145	366

Worldwide Total	210	181	391	(1)(2)	246	173	419	(1)(3)

(1)

Includes 73 laser theater system configurations (2014 — 66), including upgrades. The Company continues to develop and roll out its laser projection system. See “Research and Development” in Item 2 of this Part I for additional information.

(2)	Includes 24 upgrades to a digital theater system in existing IMAX theater locations (2 xenon and 22 laser, of which 5 are under joint revenue sharing arrangements).
(3)	Includes 22 upgrades to a digital theater system in existing IMAX theater locations (22 laser, of which 4 are under joint revenue sharing arrangements).

Approximately 87% of IMAX theater system arrangements in backlog as at June 30, 2015 are scheduled to be installed in international markets (2014 — 87%).

The following reflects the Company’s signings and installations for the periods ended June 30:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015		2014		2015		2014
Theater System Signings:
Full new sales and sales-type lease arrangements	19	(1)	17		31	(1)	49	(1)
New joint revenue sharing arrangements	9		3		17		6

Total new theaters	28		20		48		55
Upgrades of IMAX theater systems	2	(2)	4	(2)(4)	3	(2)(3)(4)	5	(2)(4)

Total theater signings	30		24		51		60

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014		2015		2014
Theater System Installations:
Full new sales and sales-type lease arrangements	15	11		20		14
New joint revenue sharing arrangements	20	19		26		24

Total new theaters	35	30		46		38
Upgrades of IMAX theater systems	—	4	(4)	2	(4)(5)	6	(4)

Total theater installations	35	34		48		44

(1)	Includes one signing which replaced theaters under an existing arrangement in backlog (2014 — 3 signings).
(2)	Includes two signings for the installation of laser-based digital systems in existing theater locations (2014 — 2 signings).
(3)	Includes one signing of an upgrade to a xenon-based digital system under a sale and sales-type lease arrangement.
(4)	Includes one installation of an upgrade to a xenon-based digital system under a short-term operating lease arrangement (2014 — 1 signing, 2 installations).
(5)	Includes one installation of an upgrade to a laser-based digital system under a sale and sales-type lease arrangement.

The Company now expects that it will install approximately 120 new theater systems (excluding digital upgrades) in 2015. The Company’s installation estimates includes scheduled systems from backlog, as well as the Company’s estimate of installations from arrangements that will sign and install in the same calendar year. The Company cautions, however, that theater system installations may slip from period to period over the course of the Company’s business, usually for reasons beyond its control.

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

IMAX films benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting selected scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by shooting the film in a larger aspect ratio. Certain films also enjoy early release windows in IMAX, including the upcoming films Everest: An IMAX 3D Experience and The Walk: The IMAX Experience, which will be released a week early in IMAX theatres. Several recent films have featured select sequences shot with IMAX cameras including Interstellar: The IMAX Experience, released in November 2014; Transformers Age of Extinction: An IMAX 3D Experience, released in June 2014; Star Trek Into Darkness: An IMAX 3D Experience, released in May 2013; The Hunger Games: Catching Fire: The IMAX Experience, released in November 2013 and The Dark Knight Rises: The IMAX Experience, released in July 2012, which featured over an hour of footage shot with IMAX cameras. Several upcoming films, including Star Wars: The Force Awakens: An IMAX 3D Experience, Captain America: Civil War: The IMAX Experience and Batman v Superman: Dawn of Justice: The IMAX Experience have also announced that certain sequences will be shot using the IMAX cameras and it has been announced that Marvel’s Avengers: Infinity War — Parts 1 & 2 will be shot in their entireties using the IMAX camera, which is the first time a full feature length movie will be filmed with the IMAX cameras. In addition, several recent movies, including Tomorrowland: The IMAX Experience, released in May 2015, Guardians of the Galaxy: An IMAX 3D Experience, released in August 2014; Transformers: Age of Extinction: An IMAX 3D Experience, released in June 2014; Oblivion: The IMAX Experience, released in 2013 and Skyfall: The IMAX Experience, released in 2012 have featured footage taking advantage of the larger projected IMAX aspect ratio.

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

The Company believes that the growth in international box-office will continue to be an important driver of future growth for the Company. During the six months ended June 30, 2015, 62.0% of the Company’s gross box-office from IMAX DMR films was generated in international markets, as compared to 60.4% in the six months ended June 30, 2014. To support growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets. During 2014, the Company released seven local language IMAX DMR films, including six in China and one in India. The Company released four local language IMAX DMR films during the six months ended June 30, 2015 and expects to announce additional local language IMAX DMR films to be released to the IMAX network in the remainder of 2015 and beyond.

In addition to the 23 IMAX DMR films released to the IMAX theater network during the first six months of 2015, 13 additional IMAX DMR films have been announced so far to be released in the remaining six months of 2015:

•	Monk Comes Down the Mountain: An IMAX 3D Experience (China Film Group, July 2015);

•	Monster Hunt: An IMAX 3D Experience (Edko Films, July 2015);

•	Ant-Man: An IMAX 3D Experience (Walt Disney Studios, July 2015);

•	Pixels: An IMAX 3D Experience (Sony Pictures Entertainment, July 2015);

•	Mission: Impossible — Rogue Nation: The IMAX Experience (Paramount Pictures, July 2015);

•	The Man from U.N.C.L.E: The IMAX Experience (Warner Bros. Pictures, August 2015);

•	Everest: An IMAX 3D Experience (Universal Studios, September 2015);

•	The Walk: The IMAX Experience (Sony Pictures Entertainment, October 2015);

•	Crimson Peak: The IMAX Experience (Universal Studios, October 2015);

•	Spectre : The IMAX Experience (Sony Pictures Entertainment, November 2015);

•	The Hunger Games: Mockingjay Part 2: An IMAX 3D Experience (Lionsgate, November 2015);

•	In the Heart of the Sea: The IMAX Experience (Warner Bros. Pictures, December 2015); and

•	Star Wars: The Force Awakens: An IMAX 3D Experience (Walt Disney Studios, December 2015).

To date, the Company has announced the following 14 titles to be released to the IMAX theater network in 2016:

•	The Finest Hours: The IMAX Experience (Walt Disney Studios, January 2016);

•	Warcraft: An IMAX 3D Experience (Universal Studios, March 2016);

•	Batman v Superman: Dawn of Justice: The IMAX Experience (Warner Bros. Pictures, March 2016);

•	The Jungle Book: The IMAX Experience (Walt Disney Studios, April 2016);

•	Captain America: Civil War: The IMAX Experience (Walt Disney Studios, May 2016);

•	Alice in Wonderland: Through the Looking Glass: The IMAX Experience (Walt Disney Studios, May 2016);

•	Finding Dory: The IMAX Experience (Walt Disney Studios, June 2016);

•	Tarzan: The IMAX Experience (Warner Bros. Pictures, July 2016);

•	Knights of the Roundtable: King Arthur: The IMAX Experience (Warner Bros. Pictures, July 2016);

•	Suicide Squad: The IMAX Experience (Warner Bros. Pictures, August 2016);

•	Geostorm: The IMAX Experience (Warner Bros. Pictures, October 2016);

•	Doctor Strange: An IMAX 3D Experience (Walt Disney Studios, November 2016);

•	Fantastic Beasts and Where to Find Them: The IMAX Experience (Warner Bros. Pictures, November 2016); and

•	Rogue One: An IMAX 3D Experience (Walt Disney Studios, December 2016).

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

The Company anticipates that the Film Fund will finance a number of Company-produced films going forward. Previously, films produced by the Company were typically financed through third parties, whereby the Company generally received a film production fee and a distribution fee in exchange for producing and distributing the film. The ownership rights to such films were held by the film sponsors, the film investors and/or the Company. The Company utilizes third-party funding for the majority of original films it produces and distributes. In 2014, the Company, in conjunction with WB, released an IMAX original production, Island of Lemurs: Madagascar. In 2012, the Company, along with WB and MacGillivray Freeman Films, Inc. (“MFF”), released an original title, To the Artic 3D. In 2011, the Company, along with WB, released Born to be Wild 3D. In January 2013, the Company announced an agreement with MFF to jointly finance, market and distribute up to four films (with an option for four additional films) produced by MFF to be released exclusively to IMAX theaters. The agreement is designed to ensure IMAX’s institutional theater partners access to a steady flow of the highest-quality, large-format documentaries over the years to come. One of the four films produced under the MFF agreement, Journey to the South Pacific had a limited release in November 2013 and a wide release in early 2014.

In addition, on June 16, 2015, the Company announced the creation of the IMAX China Film Fund (the “China Film Fund”) with its subsidiary IMAX China and its partner CMC to help fund Mandarin language commercial films. The China Film Fund, which is expected initially to be capitalized with up to $50.0 million, will target productions that can leverage the Company’s brand, relationships, technology and release windows in China.

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

Impact of Recently Issued Accounting Pronouncements

The adoption of new accounting policies and recently issued FASB accounting standard codification updates were not material to the Company’s condensed consolidated financial statements for the period ended June 30, 2015.

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

Three Months Ended June 30, 2015 Versus Three Months Ended June 30, 2014

The Company reported net income of $26.4 million or $0.37 per basic share and $0.36 per diluted share for the second quarter of 2015, as compared to $13.8 million or $0.20 per basic and diluted share for the second quarter of 2014. Adjusted net income, which consists of net income excluding the impact of stock-based compensation and the related tax impact, was $30.7 million or $0.42 per diluted share for the second quarter of 2015 as compared to adjusted net income of $17.7 million or $0.26 per diluted share for the second quarter of 2014. Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation and the related tax impact, was $28.7 million or $0.40 per diluted share for the second quarter of 2015 as compared to adjusted net income attributable to common shareholders of $17.2 million or $0.25 per diluted share for the second quarter of 2014. A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measures, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Net Income	Diluted EPS		Net Income	Diluted EPS
Reported net income	$26,380	$0.36	(1)	$13,779	$0.20	(1)
Adjustments:
Stock-based compensation	5,103	0.07		4,715	0.07
Tax impact of items listed above	(740)	(0.01)		(828)	(0.01)

Adjusted net income	30,743	0.42	(1)	17,666	0.26	(1)
Net income attributable to non-controlling interests	(2,030)	(0.02)		(472)	(0.01)

Adjusted net income attributable to common shareholders	$28,713	$0.40	(1)	$17,194	$0.25	(1)

Weighted average diluted shares outstanding		71,688			69,452

(1)	Includes impact of $0.3 million (2014 — $0.1 million) of accretion charges associated with redeemable Class C shares of IMAX China.

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
(In thousands of US dollars)	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
IMAX Theater Systems
IMAX Systems
Sales and sales-type leases(1)	$18,674	$14,478	$10,038	$8,255
Ongoing rent, fees, and finance income(2)	3,691	3,518	3,499	3,334
Other	4,674	3,730	(114)	454

	27,039	21,726	13,423	12,043

Theater System Maintenance	9,158	8,673	3,089	2,781

Joint Revenue Sharing Arrangements	31,594	19,363	24,069	13,378

Film
Production and IMAX DMR	36,603	24,050	28,488	18,634
Film distribution and post-production	2,766	5,333	(34)	958

	39,369	29,383	28,454	19,592

	$107,160	$79,145	$69,035	$47,794

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the second quarter of 2015 increased by 35.4% to $107.2 million from $79.1 million in the same period last year, primarily due to an increase in revenues from the IMAX systems, joint revenue sharing arrangements and film segments. The gross margin across all segments in the second quarter of 2015 was $69.0 million, or 64.4% of total revenue, compared to $47.8 million, or 60.4% of total revenue in the second quarter of 2014.

IMAX Systems

IMAX systems revenue increased 24.5% to $27.0 million in the second quarter of 2015, as compared to $21.7 million in the second quarter of 2014, resulting primarily from the installation of three more new theater systems under sales or sales-type lease arrangements versus the prior-year period.

Revenue from sales and sales-type leases increased 29.0% to $18.7 million in the second quarter of 2015 from $14.5 million in the second quarter of 2014. The Company recognized revenue on 14 full, new theater systems which qualified as either sales or sales-type leases in the second quarter of 2015, with a total value of $17.8 million, as compared to 11 full, new theater systems in the second quarter of 2014, with a total value of $13.3 million. No digital upgrades were recognized in the current quarter as compared to the installation of one xenon-based digital upgrade, with a total value of $0.9 million during the second quarter of 2014. One used xenon-based digital system was installed and recognized in the three months ended June 30, 2015 with a total value of $0.2 million while no used systems were installed in the three months ended June 30, 2014.

Average revenue per full, new sales and sales-type lease systems was $1.3 million for the three months ended June 30, 2015, as compared to $1.2 million for the three months ended June 30, 2014. The average revenue per full, new sales and sales-type lease systems varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location and other various factors.

The installation of theater systems in newly built theaters or multiplexes depends primarily on the timing of the construction of those projects, which is not under the Company’s control. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangements (see discussion below) installations by theater system configuration for the second quarter of 2015 and 2014 is outlined in the table below:

	Three Months Ended June 30,
	2015		2014
New IMAX digital theater systems — installed and recognized
Sales and sales-types lease arrangements	15	(1)	11
Joint revenue sharing arrangements	20		19

Total new theater systems	35		30

IMAX digital theater system upgrades — installed and recognized
Sales and sales-types lease arrangements	—		1	(2)
Short-term operating lease arrangement	—		2
Joint revenue sharing arrangement	—		1

Total upgraded theater systems	—		4

Total theater systems installed	35		34

(1)	Includes one used xenon-based digital system resulting in an addition to the Company’s commercial multiplex theater network.
(2)	Includes one xenon-based digital system configuration, which will be upgraded to a laser-based digital system configuration at a future date.

Settlement revenue was $0.1 million for the second quarter of 2015 as compared to $nil for the second quarter of 2014.

IMAX theater systems gross margin from full, new sales and sales-type leases was 65.7% in the second quarter of 2015 versus 61.7% in the second quarter of 2014. Gross margin from digital upgrades was $nil in the second quarter of 2015, as compared to $0.6 million in the second quarter of 2014. Gross margin on used systems was a loss of $0.2 million in the second quarter of 2015 as compared to $nil in the second quarter of 2014. Gross margin varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location and other various factors. Included in IMAX theater systems margin is a charge of $0.4 million for the three months ended June 30, 2015 (2014 — $nil) due to a reduction in the net realizable value of its inventories. No similar charges were recorded in the second quarter of 2014.

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

Ongoing rent revenue and finance income was $3.7 million in the second quarter of 2015 and $3.5 million in the second quarter of 2014. Gross margin for ongoing rent and finance income was $3.5 million in the second quarter of 2015 as compared to $3.3 million in the second quarter of 2014. Contingent fees included in this caption were consistent at $0.8 million in the three months ended June 30, 2015 and 2014, respectively.

Other revenue increased to $4.7 million in the second quarter of 2015, as compared to $3.7 million in the same period in 2014. Other revenue primarily includes revenue generated from the Company’s theater operations, camera rental business and after-market sales of projection system parts and 3D glasses. The growth in revenue is primarily the result of an increase in revenue from the sale of 3D glasses and higher box office generated by the films exhibited in the IMAX owned and operated theaters during the quarter as compared to the prior year period.

The gross margin on other revenue was a loss of $0.1 million in the second quarter of 2015 as compared to a margin of $0.5 million in the second quarter of 2014.

Theater System Maintenance

Theater system maintenance revenue increased 5.6% to $9.2 million during the second quarter of 2015 as compared to $8.7 million in the second quarter of 2014. Theater system maintenance gross margin was $3.1 million in the second quarter of 2015 as compared to $2.8 million in the second quarter of 2014. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network and the timing and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenues from joint revenue sharing arrangements increased 63.2% to $31.6 million in the second quarter of 2015 compared to $19.4 million in the second quarter of 2014. The increase in revenues from joint revenue sharing arrangements was primarily due to an increase in the number of theaters in operation and stronger film performance as compared to the prior year comparative period. The Company ended the second quarter of 2015 with 477 theaters operating under joint revenue sharing arrangements, as compared to 408 theaters at the end of the second quarter of 2014. During the quarter, the Company installed 20 full, new theaters under joint revenue sharing arrangements, as compared to 19 theaters in the prior year comparative period.

The gross margin from joint revenue sharing arrangements in the second quarter of 2015 increased 79.9% to $24.1 million, as compared to $13.4 million in the second quarter of 2014. Included in the calculation of the second quarter gross margin were certain advertising, marketing and commission costs primarily associated with new theater launches of $1.3 million and $1.0 million incurred in the second quarter of 2015 and 2014, respectively. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses, was $25.4 million in the second quarter of 2015, as compared to $14.4 million in the second quarter of 2014, respectively. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

	Three Months Ended June 30,
(In thousands of U.S. Dollars)	2015	2014
Gross margin from joint revenue sharing arrangements	$24,069	$13,378
Add:
Advertising, marketing and commission costs	1,305	1,036

Adjusted gross margin from joint revenue sharing arrangements	$25,374	$14,414

Film

Revenue from the Company’s film segments increased 34.0% to $39.4 million in the second quarter of 2015 from $29.4 million in the second quarter of 2014, primarily due to stronger film performance and continued network growth. Gross box-office generated by IMAX DMR films increased 58.8% to $343.0 million for the second quarter of 2015 from $216.0 million for the second quarter of 2014. Film production and IMAX DMR revenues increased 52.2% to $36.6 million in the second quarter of 2015 from $24.0 million in the second quarter of 2014. The increase in film production and IMAX DMR revenues was primarily due to an increase in the IMAX theater network and a stronger film slate in the second quarter of 2015 versus the prior year comparative period. Gross box-office per screen for the three months ended June 30, 2015 averaged $414,600 in comparison to $299,800 in the comparable period last year. In the second quarter of 2015, gross box-office was generated primarily by the exhibition of 11 films (listed below), as compared to 15 films primarily exhibited during the second quarter of 2014:

Three Months Ended June 30, 2015 — Films Exhibited	Three Months Ended June 30, 2014 — Films Exhibited
Furious 7: The IMAX Experience	The Hobbit: The Desolation of Smaug: An IMAX 3D Experience
The Water Diviner: The IMAX Experience	Robocop: The IMAX Experience
Dragon Ball Z: Resurrection ‘F’: An IMAX 3D Experience	300:Rise of an Empire: An IMAX 3D Experience
The Avengers: Age of Ultron: An IMAX 3D Experience	Need for Speed: An IMAX 3D Experience
Tomorrowland: The IMAX Experience	Divergent: The IMAX Experience
Jurassic World: An IMAX 3D Experience	Noah: The IMAX Experience
Terminator Genisys: An IMAX 3D Experience	Captain America: The Winter Soldier: An IMAX 3D Experience
San Andreas: An IMAX 3D Experience	(international only release)
Mad Max: Fury Road: An IMAX 3D Experience	Transcendence: The IMAX Experience
Inside Out: An IMAX 3D Experience	The Amazing Spider-Man 2: An IMAX 3D Experience
The Maze Runner: The IMAX Experience	Godzilla: An IMAX 3D Experience
Coming Home: The IMAX Experience
Maleficent: An IMAX 3D Experience
Edge of Tomorrow: An IMAX 3D Experience
How to Train Your Dragon 2: An IMAX 3D Experience
Transformers: Age of Extinction: An IMAX 3D Experience

Other revenues attributable to the film segment decreased to $2.8 million in the second quarter of 2015 from $5.3 million in the second quarter of 2014 primarily due to a decrease in film distribution revenue from IMAX original films.

The Company’s gross margin from its film segments in the second quarter of 2015 increased to $28.5 million from $19.6 million in the second quarter of 2014. Film production and IMAX DMR gross margin increased to $28.5 million in the second quarter of 2015 from $18.6 million in the second quarter of 2014, primarily due to stronger film performance and continued network growth. Other gross margin attributable to the film segment was loss of less than $0.1 million in the second quarter of 2015 as compared to a margin of $1.0 million in the second quarter of 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $29.0 million in the second quarter of 2015 as compared to the $23.5 million experienced in the second quarter of 2014. Selling, general and administrative expenses excluding the impact of stock-based compensation was $23.9 million in the second quarter of 2015 as compared to $18.8 million in the second quarter of 2014. The following reflects the significant items impacting selling, general and administrative expenses in the second quarter of 2015 as compared to the prior year period:

•	a $4.0 million increase in staff costs, including salaries and benefits;

•	a $0.4 million increase in the Company’s stock-based compensation; and

•	a $1.1 million net increase in other expenses, including professional fees associated with the IMAX China IPO and other general corporate expenditures.

Research and Development

Research and development expenses were $2.4 million in the second quarter of 2015, as compared to $3.3 million in the second quarter of 2014. These expenses are primarily attributable to the continued development of the Company’s new laser-based digital projection system. The Company developed its next-generation laser projector, which provides greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. As of June 30, 2015, the Company had 73 laser-based digital theater systems in its backlog.

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

Receivable Provisions, Net of Recoveries

The Company recorded receivable provisions, net of recoveries, of $0.3 million for accounts receivable and financing receivables in the second quarter of 2015, which was consistent with the prior year comparative period.

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

Interest Income and Expense

Interest income was $0.3 million in the second quarter of 2015, as compared to less than $0.1 million in the second quarter of 2014.

Interest expense was slightly higher at $0.4 million in the second quarter of 2015 as compared to $0.3 million in the second quarter of 2014. Included in interest expense is the amortization of deferred finance costs of $0.2 million in the second quarter of 2015 as compared to $0.1 million in the second quarter of 2014. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

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

As at June 30, 2015, the Company had a gross deferred income tax asset of $22.0 million, against which the Company is carrying a $0.3 million valuation allowance. For the three months ended June 30, 2015, the Company recorded an income tax provision of $9.3 million, of which a provision of $0.1 million was related to an increase in its provisions for uncertain tax positions.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 “Investments — Equity Method and Joint Ventures” (“ASC 323”). At June 30, 2015, the equity method of accounting is being utilized for investments with a total carrying value of $1.4 million (December 31, 2014 — $2.8 million). For the three months ended June 30, 2015, gross revenues, cost of revenue and net loss for these investments were $nil, $2.8 million and $2.7 million, respectively (2014 — $1.4 million, $0.8 million and $0.2 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.8 million for the second quarter of 2015, compared to $0.2 million in the prior year comparative period.

Non-Controlling Interests

The Company’s condensed consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the net proceeds are classified as redeemable non-controlling interest in temporary equity as well as the impact of a non-controlling interest in its subsidiary created for the Film Fund activity. For the three months ended June 30, 2015, the net income attributable to non-controlling interests of the Company’s subsidiaries was $2.0 million (2014 — $0.5 million).

Six Months Ended June 30, 2015 Versus Six Months Ended June 30, 2014

The Company reported net income of $27.9 million or $0.39 per basic share and $0.38 per diluted share for the six months ended June 30, 2015, as compared to $14.4 million or $0.21 per basic and diluted share for the six months ended June 30, 2014. Adjusted net income, which consists of net income excluding the impact of stock-based compensation and the related tax impact, was $36.8 million or $0.51 per diluted share for the six months ended June 30, 2015 as compared to adjusted net income of $20.9 million or $0.30 per diluted share for the six months ended June 30, 2014. Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding stock-based compensation expense and the related tax impact, was $33.7 million, or $0.47 per diluted share, in the six months ended June 30, 2015, as compared to adjusted net income attributable to common shareholders of $20.4 million, or $0.29 per diluted share, for the six months ended June 30, 2014. A reconciliation of net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Net Income	Diluted EPS		Net Income	Diluted EPS
Reported net income	$27,865	$0.38	(1)	$14,358	$0.21	(1)
Adjustments:
Stock-based compensation	10,678	0.15		7,903	0.11
Tax impact of items listed above	(1,702)	(0.02)		(1,343)	(0.02)

Adjusted net income	36,841	0.51	(1)	20,918	0.30	(1)
Net income attributable to non-controlling interests	(3,124)	(0.04)		(472)	(0.01)

Adjusted net income attributable to common shareholders	$33,717	$0.47	(1)	$20,446	$0.29	(1)

Weighted average diluted shares outstanding		71,349			69,448

(1)	Includes impact of $0.5 million (2014 — $0.1 million) of accretion charges associated with redeemable Class C shares of IMAX China.

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
(In thousands of US dollars)	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
IMAX Theater Systems
IMAX Systems
Sales and sales-type leases(1)	$27,289	$18,985	$14,945	$9,914
Ongoing rent, fees, and finance income(2)	7,190	6,771	6,777	6,448
Other	8,099	5,242	(154)	16

	42,578	30,998	21,568	16,378

Theater System Maintenance	18,008	16,868	6,370	5,782

Joint Revenue Sharing Arrangements	47,462	30,219	34,686	20,661

Film
Production and IMAX DMR	54,279	39,235	41,713	29,708
Film distribution and post-production	7,044	10,022	679	1,673

	61,323	49,257	42,392	31,381

	$169,371	$127,342	$105,016	$74,202

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the six months ended June 30, 2015 increased by 33.0% to $169.4 million from $127.3 million in the same period last year, primarily due to an increase in revenues from the Company’s IMAX systems, joint revenue sharing arrangements and film production and IMAX DMR segments. The gross margin across all segments in the six months ended June 30, 2015 was $105.0 million, or 62.0% of total revenue, compared to $74.2 million, or 58.3% of total revenue, in the six months ended June 30, 2014.

IMAX Systems

IMAX systems revenue increased 37.4% to $42.6 million in the six months ended June 30, 2015, as compared to $31.0 million in the six months ended June 30, 2014, resulting primarily from the installation in 2015 of five more new theater systems under sales or sales-type lease arrangements versus the prior-year period.

Revenue from sales and sales-type leases increased 43.7% to $27.3 million in the six months ended June 30, 2015 from $19.0 million in the six months ended June 30, 2014. The Company recognized revenue on 19 full, new theater systems which qualified as either sales or sales-type leases in the six months ended June 30, 2015, with a total value of $24.1 million, versus 14 full, new theater systems in the six months ended June 30, 2014, with a total value of $16.7 million. Additionally, the Company recognized revenue on the installation of one laser-based digital upgrade, with a total value of $1.9 million as compared to two xenon-based digital upgrades in the six months ended June 30, 2014, with a total value of $1.7 million. Digital upgrades typically have lower sales prices and gross margin than full theater system installations. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital systems increase flexibility and profitability for the Company’s existing exhibition customers. One used xenon-based digital system installed and recognized in the six months ended June 30, 2015 with a total value of $0.2 million as compared to none in the six months ended 2014.

Average revenue per full, new sales and sales-type lease systems was $1.3 million for the six months ended June 30, 2015 as compared to $1.2 million for the six months ended June 30, 2014. Average revenue per digital upgrade was $1.9 million for the six months ended June 30, 2015, as compared to $0.8 million during the six months ended June 30, 2014, respectively. The average revenue per full, new sales and sales-type lease systems varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors.

The installation of theater systems in newly-built theaters or multiplexes depends primarily on the timing of the construction of those projects, which is not under the Company’s control. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangements (see discussion below) installations by theater system configuration for the six months ended June 30, 2015 and 2014 is outlined in the table below:

	Six Months Ended June 30,
	2015		2014
New IMAX xenon-based digital theater systems — installed and recognized
Sales and sales-types lease arrangements	20	(1)	14
Joint revenue sharing arrangements	26		24

Total new theater systems	46		38

IMAX xenon-based digital theater system upgrades — installed and recognized
Sales and sales-types lease arrangements	1	(2)	2
Short-term operating lease arrangements	1		2	(3)
Joint revenue sharing arrangements	—		2

Total upgraded theater systems	2		6

Total theater systems installed	48		44

(1)	Includes one used xenon-based digital system resulting in an addition to the Company’s commercial multiplex theater network.
(2)	Includes one laser-based digital system configuration, which was upgraded from a xenon-based digital system configuration.
(3)	Reflects xenon-based digital system configurations, which will be upgraded to a laser-based digital system configuration at a future date.

Settlement revenue was $0.1 million and $nil for the six months ended June 30, 2015 and 2014, respectively.

IMAX theater systems gross margin from full, new sales and sales-type leases was 65.7% in the six months ended June 30, 2015, which was higher than the 61.4% experienced in the six months ended June 30, 2014. Gross margin experienced from digital upgrades was $0.6 million in the six months ended June 30, 2015 as compared to $0.9 million in the six months ended June 30, 2014. Gross margin from sale of used system was a loss of $0.2 million in the six months ended June 30, 2015 as compared to $nil in the six months ended June 30, 2014. Included in IMAX theater systems margin is a charge of $0.4 million for the six months ended June 30, 2015 (2014 — $nil) due to a reduction in the net realizable value of its inventories. No similar charges were recorded in the six month period ended June 30, 2014.

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

Ongoing rent revenue and finance income increased to $7.2 million in the six months ended June 30, 2015 as compared to $6.8 million in the six months ended June 30, 2014. Gross margin for ongoing rent and finance income was $6.8 million in the six months ended June 30, 2015 as compared to $6.4 million in the six months ended June 30, 2014. Contingent fees included in this caption amounted to $1.2 million and $1.3 million in the six months ended June 30, 2015 and 2014, respectively.

Other revenue increased to $8.1 million in the six months ended June 30, 2015, as compared to $5.2 million in the same period in 2014. Other revenue primarily includes revenue generated from the Company’s theater operations, camera rental business and after-market sales of projection system parts and 3D glasses. The growth in revenue is primarily the result of an increase in revenue from 3D glasses and higher box office generated by the films exhibited in the IMAX owned and operated theaters during the six month period ended June 30, 2015 as compared to the prior year period.

The gross margin on other revenue was a loss of $0.1 million in the six months ended June 30, 2015 as compared to a margin of less than $0.1 million in the six months ended June 30, 2014.

Theater System Maintenance

Theater system maintenance revenue increased 6.8% to $18.0 million during the six months ended June 30, 2015, as compared to $16.9 million during the six months ended June 30, 2014. Theater system maintenance gross margin was $6.4 million in the six months ended June 30, 2015, as compared to $5.8 million in the six months ended June 30, 2014. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network and the timing and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenues from joint revenue sharing arrangements increased 57.1% to $47.5 million in the six months ended June 30, 2015, as compared to $30.2 million in the six months ended June 30, 2014. The Company ended the six month period with 477 theaters operating under joint revenue sharing arrangements, as compared to 408 theaters at the end of the six months ended June 30, 2014. The increase in revenues from joint revenue sharing arrangements was primarily due to an increase in the number of theaters in operation as compared to the prior year comparative period as well as strong box office performance in the current period as compared to the prior year comparative period. During the six months ended June 30, 2015, the Company installed 26 full, new theaters under joint revenue sharing arrangements, as compared to 24 new theaters in the prior year comparative period.

The gross margin from joint revenue sharing arrangements in the six months ended June 30, 2015 increased 67.9% to $34.7 million from $20.7 million in the six months ended June 30, 2014. Included in the calculation of gross margin in the first six months of 2015 were certain advertising, marketing and commission costs primarily associated with new theater launches of $1.4 million, as compared to $1.2 million incurred in the prior year comparative period. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses, was $36.1 million in the six months ended June 30, 2015, compared to $21.9 million in the year ago period. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

	Six Months Ended June 30,
(In thousands of U.S. Dollars)	2015	2014
Gross margin from joint revenue sharing arrangements	$34,686	$20,661
Add:
Advertising, marketing and commission costs	1,435	1,231

Adjusted gross margin from joint revenue sharing arrangements	$36,121	$21,892

Film

Revenue from the Company’s film segments increased to $61.3 million in the six months ended June 30, 2015 from $49.3 million in the six months ended June 30, 2014, across the film production and DMR, distribution and post-production operations. Gross box-office generated by IMAX DMR films increased to $507.7 million for the six months ended June 30, 2015 from $354.4 million for the six months ended June 30, 2014, an 43.3% increase year-over-year. Film production and IMAX DMR revenues increased to $54.3 million in the six months ended June 30, 2015 as compared to $39.2 million in the six months ended June 30, 2014. Gross box-office per screen for the six months ended June 30, 2015 averaged $614,800, in comparison to $498,200 in the comparable period last year. In 2015, gross box-office was generated primarily by the exhibition of 33 films to IMAX theaters (listed below), as compared to 26 films primarily exhibited during the six months ended June 30, 2014:

Six Months Ended June 30, 2015 — Films Exhibited	Six Months Ended June 30, 2014 — Films Exhibited
Teenage Mutant Ninja Turtles: An IMAX 3D Experience	Despicable Me 2: An IMAX 3D Experience
Fury: The IMAX Experience	Gravity: An IMAX 3D Experience
Interstellar: The IMAX Experience	Thor: The Dark World: An IMAX 3D Experience
Big Hero 6: An IMAX 3D Experience	Ender’s Game: The IMAX Experience
Penguins of Madagascar: An IMAX 3D Experience	The Hunger Games: Catching Fire: The IMAX Experience
Exodus: Gods and Kings: An IMAX 3D Experience	The Hobbit: Desolation of Smaug: An IMAX 3D Experience
The Hobbit: The Battle of the Five Armies: An IMAX 3D	Dhoom 3: An IMAX 3D Experience
Experience	Policy Story: An IMAX 3D Experience
Seventh Son: An IMAX 3D Experience	Jack Ryan: Shadow Recruit: The IMAX Experience

Gone with the Bullets: An IMAX 3D Experience	I, Frankenstien: An IMAX 3D Experience
Night at the Museum: Secret of the Tomb: The IMAX Experience	The Monkey King: The IMAX Experience
Taken 3: The IMAX Experience	Robocop: The IMAX Experience
American Sniper: The IMAX Experience	Stalingrad: An IMAX 3D Experience
Game of Thrones: The IMAX Experience (Season 4, Episodes 9	300: Rise of an Empire: An IMAX 3D Experience
and 10)	Need for Speed: An IMAX 3D Experience
Kingsman: The Secret Service: The IMAX Experience	Divergent: The IMAX Experience
Jupiter Ascending: An IMAX 3D Experience	Noah: The IMAX Experience
Fifty Shades of Grey: The IMAX Experience	Captain America: The Winter Soldier: An IMAX 3D Experience
Wolf Totem: An IMAX 3D Experience	Transcendence: The IMAX Experience
Dragon Blade: An IMAX 3D Experience	The Amazing Spider-Man 2: An IMAX 3D Experience
Focus: The IMAX Experience	Godzilla: An IMAX 3D Experience
Chappie: The IMAX Experience	Coming Home: The IMAX Experience
Cinderella: The IMAX Experience	Maleficent: An IMAX 3D Experience
The Divergent Series: Insurgent: An IMAX 3D Experience	Edge of Tomorrow: An IMAX 3D Experience
Furious 7: The IMAX Experience	How to Train Your Dragon 2: An IMAX 3D Experience
The Water Diviner: The IMAX Experience	Transformers: Age of Extinction: An IMAX 3D Experience
Dragon Ball Z: Resurrection ‘F’: An IMAX 3D Experience
The Avengers: Age of Ultron: An IMAX 3D Experience
Tomorrowland: The IMAX Experience
Jurassic World: An IMAX 3D Experience
Terminator Genisys: An IMAX 3D Experience
San Andreas: An IMAX 3D Experience
Mad Max: Fury Road: An IMAX 3D Experience
Inside Out: An IMAX 3D Experience
The Maze Runner: The IMAX Experience

Other revenues attributable to the film segment decreased to $7.0 million in the six months ended June 30, 2015 from $10.0 million in the six months ended June 30, 2014. The six months ended June 30, 2014 includes the broad release of two IMAX original productions, Journey to the South Pacific and Island of Lemurs: Madagascar, whereas no original films were released in the current year comparative period.

The Company’s gross margin from its film segments increased 35.1% in the six months ended June 30, 2015 to $42.4 million from $31.4 million in the six months ended June 30, 2014. Film production and IMAX DMR gross margin increased to $41.7 million from $29.7 million in the six months ended June 30, 2014, primarily due to film performance and lower DMR production and print costs. Other gross margin attributable to the film segment was $0.7 million in the six months ended June 30, 2015 as compared to $1.7 million in the six months ended June 30, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $57.4 million in the six months ended June 30, 2015 as compared to $44.8 million experienced in the prior year comparative period. Selling, general and administrative expenses excluding the impact of stock-based compensation were $46.7 million in the six months ended June 30, 2015 as compared to $36.9 million in the six months ended June 30, 2014. The following reflects the significant items impacting selling, general and administrative expenses as compared to the prior year period:

•	a $6.4 million increase in staff costs, including salaries and benefits;

•	a $2.8 million increase in the Company’s stock-based compensation;

•

a $1.1 million increase due to a change in foreign exchange rates. During the six months ended June 30, 2015, the Company recorded a foreign exchange loss of $1.0 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities as compared to a gain of less than $0.1 million recorded in the prior year comparative period;

•	a $0.7 million net increase in advertising and promotion related activities;

•	a $0.6 million increase in incidental costs associated with the move to the Company’s new West Coast headquarters; and

•	a $1.0 million net increase in other expenses, including professional fees associated with the IMAX China IPO and other general corporate expenditures.

Research and Development

Research and development expenses were consistent at $6.9 million in the six months ended June 30, 2015 and 2014, respectively. These expenses are primarily attributable to the continued development of the Company’s new laser-based digital projection system. The Company developed its next-generation laser projector, which provides greater brightness and clarity, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. As of June 30, 2015, the Company had 73 laser-based digital theater systems in its backlog.

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

Receivable Provisions, Net of Recoveries

The Company recorded receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.3 million in the six months ended June 30, 2015 as compared to $0.6 million for the six months ended June 30, 2014.

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

Asset impairments and Other Charges

In the six months ended June 30, 2015, the Company recognized a $0.4 million other-than-temporary impairment of its available-for-sale investment as the value is not expected to recover its cost as compared to $0.7 million in 2014.

In the six months ended June 30, 2015, the Company recorded a charge of $nil reflecting assets that no longer meet capitalization requirements as compared to $0.3 million in 2014.

Interest Income and Expense

Interest income was $0.5 million in the six months ended June 30, 2015 and less than $0.1 million in the prior year comparative period.

Interest expense was $0.7 million in the six months ended June 30, 2015, which increased from the $0.5 million experienced in the six months ended June 30, 2014. Included in interest expense is the amortization of deferred finance costs in the amount of $0.4 million in the six months ended June 30, 2015 as compared to $0.3 million in the six months ended June 30, 2014. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

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

There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings. As at June 30, 2015, the Company had a gross deferred income tax asset of $22.0 million, against which the Company is carrying a $0.3 million valuation allowance. For the six months ended June 30, 2015, the Company recorded an income tax provision of $9.9 million, of which a provision of $0.2 million was related to an increase in its provisions for uncertain tax positions.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. At June 30, 2015, the equity method of accounting is being utilized for investments with a total carrying value of $1.4 million (December 31, 2014 — $2.8 million). For the six months ended June 30, 2015, gross revenues, cost of revenue and net loss for these investments were $nil, $4.5 million and $4.4 million, respectively (2014 — $2.3 million, $1.7 million and $1.0 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $1.2 million for the six months ended June 30, 2015, as compared to $0.4 million for the six months ended June 30, 2014.

Discontinued Operations

On January 30, 2014, the Company’s lease with respect to its owned and operated Nyack IMAX theater ended and the Company decided not to renew the lease. In 2014, revenues for the Nyack IMAX theater were less than $0.1 million and the Company recognized income of $0.4 million, net of a tax expense of $0.2 million from the operation of the theater. Upon the expiration of the lease, lease inducements contingent upon the completion of the full term of the lease were recognized as a reduction in rent expense of $0.8 million. The transactions of the Company’s owned and operated Nyack theater are reflected as discontinued operations.

Non-Controlling Interests

The Company’s condensed consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the net proceeds are classified as redeemable non-controlling interest in temporary equity as well as the impact of a non-controlling interest in its subsidiary created for the Film Fund activity. For the six months ended June 30, 2015, the net income attributable to non-controlling interests of the Company’s subsidiaries was $3.1 million (2014 — $0.5 million).

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

Total amounts drawn and available under the Credit Facility at June 30, 2015 were $nil and $200.0 million, respectively (December 31, 2014 — $nil and $200.0 million, respectively).

Under the Credit Facility, the effective interest rate for the six months ended June 30, 2015 for the revolving loan portion was nil, as no amounts were outstanding during the period (2014 — nil).

The Credit Facility provides that the Company will be required at all times to satisfy a Minimum Liquidity Test (as defined in the Credit Agreement) of at least $50 million. The Company will also be required to maintain minimum EBITDA (as defined in the Credit Agreement) of $90.0 million until December 30, 2015, which requirement increases to $100.0 million on December 31, 2015. The Company must also maintain a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 2.5:1.0 until December 30, 2015, which requirement decreases to (i) 2.25:1.0 on December 31, 2015; (ii) 2.0:1.0 on December 31, 2016; and (iii) 1.75:1.0 on December 31, 2017. The ratio of total debt to EBITDA was 0.17:1 as at June 30, 2015, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $22.3 million. EBITDA is calculated as follows:

(In thousands of U.S. Dollars)	For the 3 months ended June 30, 2015	For the 12 months ended June 30, 2015(1)
EBITDA per Credit Facility:
Net income	$26,380	$55,676
Add (subtract):
Loss from equity accounted investments	749	1,830
Provision for income taxes	9,256	18,918
Interest expense, net of interest income	144	227
Depreciation and amortization, including film asset amortization	10,861	37,876
Write-downs net of recoveries including asset impairments and receivable provisions	1,329	5,172
Stock and other non-cash compensation	5,195	18,238
EBITDA attributable to non-controlling interests(2)	(3,538)	(8,519)

	$50,376	$129,418

(1)	Ratio of total debt calculated using twelve months ended EBITDA
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

Total amount drawn under the construction loan as at June 30, 2015 was $22.3 million (December 31, 2014 — $4.7 million). Under the Playa Vista Loan, the effective interest rate for the six months ended June 30, 2015 was 2.43% (2014 — n/a).

Letters of Credit and Other Commitments

As at June 30, 2015, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2014 — $nil) under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at June 30, 2015, the Company had letters of credit and advance payment guarantees outstanding of $0.3 million under the Bank of Montreal Facility (December 31, 2014 — $0.3 million).

Cash and Cash Equivalents

As at June 30, 2015, the Company’s principal sources of liquidity included cash and cash equivalents of $146.4 million, the Credit Facility, the Playa Vista Loan, anticipated collection from trade accounts receivable of $91.5 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $21.7 million and payments expected in the next 12 months on existing backlog deals. As at June 30, 2015, the Company had $22.3 million drawn on the Playa Vista Loan (remaining availability of $3.4 million). There were $nil letters of credit and advance payment guarantees outstanding under the Credit Facility and $0.3 million under the Bank of Montreal Facility. Cash held outside of Canada as at June 30, 2015 was $104.8 million (December 31, 2014 — $61.0 million).

During the six months ended June 30, 2015, the Company’s operations provided cash of $18.5 million which reflects an $17.3 million increase in inventory partly related to the roll-out of its laser-based projection system. The Company used cash of $49.5 million to fund capital expenditures, principally for the construction of the Playa Vista Project, to build equipment for use in joint revenue sharing arrangements, to purchase other intangible assets, and to purchase property, plant, and equipment. Based on management’s current operating plan for 2015, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements and to fund DMR agreements with studios. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of 26 theater systems under joint revenue sharing arrangements during the six months ended June 30, 2015.

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

Cash provided by operating activities amounted to $18.5 million for the six months ended June 30, 2015. Changes in other non-cash operating assets as compared to December 31, 2014 include: an increase of $3.6 million in financing receivables; an increase of $15.8 million in accounts receivable; an increase of $17.3 million in inventories; an increase of $1.9 million in prepaid expenses; and

an increase of $2.3 million in other assets which includes a $0.3 million increase in commission and other deferred selling expenses and a $2.0 million increase in other assets. Changes in other operating liabilities as compared to December 31, 2014 include: an increase in deferred revenue of $9.6 million related to backlog payments received in the current period, offset slightly by amounts relieved from deferred revenue related to theater system installations; an increase in accounts payable of $7.3 million; and a decrease of $15.3 million in accrued liabilities.

Investing Activities

Net cash used in investing activities amounted to $49.5 million in the six months ended June 30, 2015, which includes purchases of $34.9 million in property, plant and equipment, an investment in joint revenue sharing equipment of $11.6 million and an increase in other intangible assets of $3.0 million. Included in the Company’s purchase of property, plant and equipment for the six months ended June 30, 2015 is $25.7 million for the construction of the Playa Vista Project.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2015 amounted to $71.1 million as compared to $38.8 million for six months ended June 30, 2014. In the first quarter of 2015, the Company issued common shares net of related issuance costs of $38.0 million related to the IMAX China Investment by CMC and FountainVest, which represents a non-controlling interest in IMAX China. During the six months ended June 30, 2015, the Company also received $22.9 million from the issuance of common shares resulting from stock option exercises. The Company also borrowed an additional $17.6 million under the Playa Vista Loan.

Capital Expenditures

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, other intangible assets and investments in film assets, were $56.9 million for the six months ended June 30, 2015 as compared to $33.5 million for the six months ended June 30, 2014. As discussed above, a portion of the Playa Vista Project is financed through a construction loan and related office facility, which has offset the cash outlay associated with the project.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations, as at June 30, 2015, are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligations	2015	2016	2017	2018	2019	Thereafter
Pension obligations(1)	$20,042	$—	$—	$20,042	$—	$—	$—
Purchase obligations	31,975	31,848	127	—	—	—	—
Playa Vista Loan(2)	22,278	—	22,278	—	—	—	—
Operating lease obligations	10,787	2,685	2,810	2,130	1,844	1,272	46
Postretirement benefits obligations	3,222	121	143	180	197	205	2,376

	$88,304	$34,654	$25,358	$22,352	$2,041	$1,477	$2,422

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

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan (the “SERP”) covering Messrs. Gelfond and Wechsler. As at June 30, 2015, the Company had an unfunded and accrued projected benefit obligation of approximately $19.5 million (December 31, 2014 — $19.4 million) in respect of the SERP.

Pursuant to an employment agreement dated January 1, 2014, the term of Mr. Gelfond’s current employment agreement was extended through December 31, 2016, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned since 2011 will not be included in calculating his entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at June 30, 2015, the Company had an unfunded benefit obligation of $2.4 million (December 31, 2014 — $2.1 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at June 30, 2015, the Company had an unfunded benefit obligation of $0.8 million (December 31, 2014 — $0.8 million).

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

For the three and six months ended June 30, 2015, the Company recorded a foreign exchange gain of $0.6 million and loss of $1.0 million, respectively, as compared to a foreign exchange gain of $0.7 million and gain of less than $0.1 million for the three and six months ended June 30, 2014, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2016. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. All foreign currency forward contracts held by the Company as at June 30, 2015, are designated and qualify as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statement of operations. The notional value of foreign currency hedging instruments was $37.0 million as at June 30, 2015 (December 31, 2014 — $36.8 million). A gain of $0.4 million and a loss of $2.7 million was recorded to Other Comprehensive Income with respect to the depreciation/appreciation in the value of these contracts in the three and six months ended June 30, 2015, respectively (2014 — gain of $0.9 million and gain of $0.1 million, respectively). A loss of $0.5 million and a loss of $1.2 million for the three and six months ended June 30, 2015, respectively (2014 — loss of $0.3 million and loss of $0.5 million, respectively) was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At June 30, 2015, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros was $32.4 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2015, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $3.2 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at June 30, 2015, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at June 30, 2015, the Company had not drawn down on its Credit Facility (December 31, 2014 — $nil).

As at June 30, 2015, the Company had drawn down $22.3 million on its Playa Vista Loan (December 31, 2014 — $4.7 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in the LIBOR. The Company had variable rate debt instruments representing 10.7% and 2.4% of its total liabilities at June 30, 2015 and December 31, 2014, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by less than $0.1 million and interest income from cash would increase by approximately $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at June 30, 2015.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at June 30, 2015 and has concluded that, as at the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART  II. OTHER INFORMATION

Item 1. Legal Proceedings

See note 8 to the accompanying condensed consolidated financial statements in Item 1 for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

This Form 10-Q should be read together with the Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which describes various risks and uncertainties to which the Company is or may become subject. The risks described in the Company’s 2014 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated July 23, 2015, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated July 23, 2015, by Joseph Sparacio.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated July 23, 2015, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated July 23, 2015, by Joseph Sparacio.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION

Date: July 23, 2015	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: July 23, 2015	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller (Principal Accounting Officer)