Form 10-Q
period 2015-09-30
IMAX CORP
filed 2015-10-28
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2015
Common stock, no par value	69,193,840

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

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$117,361	$106,503
Accounts receivable, net of allowance for doubtful accounts of $1,558 (December 31, 2014 — $947)	87,534	76,051
Financing receivables	113,984	105,700
Inventories	35,562	17,063
Prepaid expenses	7,106	4,946
Film assets	15,460	15,163
Property, plant and equipment	212,967	183,424
Other assets	34,645	23,047
Deferred income taxes	21,458	23,058
Other intangible assets	28,719	27,551
Goodwill	39,027	39,027

Total assets	$713,823	$621,533

Liabilities
Bank indebtedness	$22,278	$4,710
Accounts payable	18,118	26,145
Accrued and other liabilities	72,519	75,425
Deferred revenue	106,301	88,566

Total liabilities	219,216	194,846

Commitments and contingencies

Non-controlling interests	87,851	43,912

Shareholders’ equity
Capital stock common shares — no par value. Authorized — unlimited number.
69,193,840 — issued and 69,136,609 — outstanding (December 31, 2014 — 68,988,050 — issued and outstanding )	373,936	344,862
Less: Treasury stock held in trust, 57,231 shares at cost	(2,141)	-
Other equity	43,769	47,319
Accumulated deficit	(2,544)	(6,259)
Accumulated other comprehensive loss	(6,264)	(3,147)

Total shareholders’ equity	406,756	382,775

Total liabilities and shareholders’ equity	$713,823	$621,533

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Revenues
Equipment and product sales	$33,083	$11,765	$72,824	$37,621
Services	33,024	33,199	115,698	101,813
Rentals	16,665	13,646	59,006	42,278
Finance income	2,329	2,132	6,803	6,372
Other	-	-	141	-

	85,101	60,742	254,472	188,084

Costs and expenses applicable to revenues
Equipment and product sales	21,949	6,041	43,010	19,126
Services	15,899	14,788	50,201	46,318
Rentals	4,864	4,471	13,856	12,996

	42,712	25,300	107,067	78,440

Gross margin	42,389	35,442	147,405	109,644
Selling, general and administrative expenses	24,973	23,513	82,348	68,323

(including share-based compensation expense of $4.3 million and $14.9 million for the three and nine months ended September 30, 2015, respectively (2014 - expense of $3.4 million and $11.3 million, respectively))

Research and development	2,722	4,560	9,611	11,468
Amortization of intangibles	429	441	1,302	1,259
Receivable provisions, net of recoveries	361	26	709	642
Asset impairments	245	-	245	-
Impairment of investments	-	-	350	650

Income from operations	13,659	6,902	52,840	27,302
Interest income	222	149	727	189
Interest expense	(463)	(269)	(1,170)	(803)

Income from operations before income taxes	13,418	6,782	52,397	26,688
Provision for income taxes	(2,477)	(1,188)	(12,408)	(6,667)
Loss from equity-accounted investments, net of tax	(427)	(297)	(1,610)	(721)

Income from continuing operations	10,514	5,297	38,379	19,300
Net income from discontinued operations, net of tax	-	-	-	355

Net income	10,514	5,297	38,379	19,655
Less: Net income attributable to non-controlling interests	(1,904)	(439)	(5,028)	(911)

Net income attributable to Common Shareholders	$8,610	$4,858	$33,351	$18,744

Net income per share - basic:
Net income per share from continuing operations	$0.12	$0.07	$0.47	$0.26
Net income per share from discontinued operations	-	-	-	0.01

	$0.12	$0.07	$0.47	$0.27

Net income per share - diluted:
Net income per share from continuing operations	$0.12	$0.07	$0.46	$0.26
Net income per share from discontinued operations	-	-	-	0.01

	$0.12	$0.07	$0.46	$0.27

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$10,514	$5,297	$38,379	$19,655

Unrealized net loss from cash flow hedging instruments	(2,309)	(1,278)	(4,983)	(1,151)
Realization of cash flow hedging net loss upon settlement	1,045	248	2,196	752
Other-than-temporary impairment of investment	-	-	-	350
Foreign currency translation adjustments	(992)	318	(1,162)	140

Other comprehensive (loss) income, before tax	(2,256)	(712)	(3,949)	91
Income tax benefit related to other comprehensive (loss) income	558	194	996	29

Other comprehensive (loss) income, net of tax	(1,698)	(518)	(2,953)	120

Comprehensive income	8,816	4,779	35,426	19,775
Less: Comprehensive income attributable to non-controlling interests	(2,056)	(467)	(5,192)	(936)

Comprehensive income attributable to Common Shareholders	$6,760	$4,312	$30,234	$18,839

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
Cash provided by (used in):	2015	2014
Operating Activities
Net income	$38,379	$19,655
Net income from discontinued operations	-	(355)
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	31,191	23,937
Write-downs, net of recoveries	2,928	1,753
Change in deferred income taxes	5,097	3,157
Stock and other non-cash compensation	15,204	11,609
Unrealized foreign currency exchange loss	716	847
Loss from equity-accounted investments	2,756	1,073
Gain on non-cash contribution to equity-accounted investees	(1,146)	(352)
Investment in film assets	(12,069)	(8,398)
Changes in other non-cash operating assets and liabilities	(41,256)	18,372
Net cash provided by operating activities from discontinued operations	-	572

Net cash provided by operating activities	41,800	71,870

Investing Activities
Purchase of property, plant and equipment	(38,443)	(24,686)
Investment in joint revenue sharing equipment	(20,969)	(15,908)
Investment in new business ventures	(2,000)	(2,500)
Acquisition of other intangible assets	(3,622)	(1,979)

Net cash used in investing activities	(65,034)	(45,073)

Financing Activities
Issuance of subsidiary shares to a non-controlling interest	40,000	40,491
Share issuance costs from the issuance of subsidiary shares to a non-controlling interest	(2,000)	(3,556)
Exercise of stock options	23,838	3,672
Increase in bank indebtedness	17,568	-
Credit facility amendment fees paid	(1,310)	-
Repurchase of common shares	(34,279)	(2,369)
Treasury stock purchased for settlement of share based compensation	(10,000)	(790)

Net cash provided by financing activities	33,817	37,448

Effects of exchange rate changes on cash	275	(86)

Increase in cash and cash equivalents during the period	10,858	64,159

Cash and cash equivalents, beginning of period	106,503	29,546

Cash and cash equivalents, end of period	$117,361	$93,705

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

The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). The Company has 11 film production companies that are VIEs. For 5 of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. These consolidated production companies have total assets of $7.2 million (December 31, 2014 — $7.7 million) and total liabilities of $0.3 million as at September 30, 2015 (December 31, 2014 — $0.3 million). The majority of these consolidated assets are held by the IMAX Original Film Fund (the “Film Fund”) as described in note 16(b). For the other 6 film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at September 30, 2015, these 6 VIEs have total assets of $0.5 million (December 31, 2014 — $0.4 million) and total liabilities of $0.4 million (December 31, 2014 — $0.4 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil and $nil for the three and nine months ended September 30, 2015, respectively (2014 — $nil and $nil, respectively). The carrying value of these investments in VIEs that are not consolidated is $nil at September 30, 2015 (December 31, 2014 — $nil). The Company’s exposure, which is determined based on the level of funding contributed by the Company and the development stage of the respective film, is $nil at September 30, 2015 (December 31, 2014 — $nil).

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

2. New Accounting Standards and Accounting Changes

Recently Issued FASB Accounting Standard Codification Updates

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11). The purpose of the amendment is to more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards. The clarifications are not intended to result in any changes in practice and to reduce the complexity in guidance on the subsequent measurement of inventory. This standard only applies to inventory being measured using the first-in, first-out or average cost methods of accounting for inventory. For public entities, the amendments are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2015-11 on its condensed consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”). The purpose of the amendment is to defer the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) for all entities by one year. For public entities, the amendments in ASU 2014-09 are effective for interim and annual reporting periods beginning after December 15, 2017. The company is currently assessing the impact of ASU 2014-09 on its condensed consolidated financial statements.

The adoption of new accounting policies and recently issued FASB accounting standard codification updates, except for ASU 2015-11 and ASU 2015-14, were not material to the Company’s condensed consolidated financial statements for the period ended September 30, 2015.

3. Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	September 30, 2015	December 31, 2014
Gross minimum lease payments receivable	$14,634	$13,928
Unearned finance income	(2,602)	(2,357)

Minimum lease payments receivable	12,032	11,571
Accumulated allowance for uncollectible amounts	(972)	(972)

Net investment in leases	11,060	10,599

Gross financed sales receivables	141,508	131,155
Unearned finance income	(38,090)	(35,560)

Financed sales receivables	103,418	95,595
Accumulated allowance for uncollectible amounts	(494)	(494)

Net financed sales receivables	102,924	95,101

Total financing receivables	$113,984	$105,700

Net financed sales receivables due within one year	$18,906	$15,544
Net financed sales receivables due after one year	$84,018	$79,557

As at September 30, 2015, the financed sale receivables had a weighted average effective interest rate of 9.7% (September 30, 2014 — 10.2%).

4. Inventories

	September 30, 2015	December 31, 2014
Raw materials	$19,994	$9,147
Work-in-process	1,870	1,211
Finished goods	13,698	6,705

	$35,562	$17,063

At September 30, 2015, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $7.0 million (December 31, 2014 — $1.4 million).

During the three and nine months ended September 30, 2015, the Company had write-downs for excess and obsolete inventory based upon current estimates of net realizable value considering future events of a recovery of $0.1 million and an expense of $0.4 million, respectively (2014 — expense of less than $0.1 million and expense of $0.1 million, respectively).

5. Property, Plant and Equipment

	As at September 30, 2015
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components	$191,026	$74,617	$116,409
Camera equipment	5,342	3,249	2,093

	196,368	77,866	118,502

Assets under construction	16,513	-	16,513

Other property, plant and equipment
Land	8,201	-	8,201
Buildings	65,116	12,168	52,948
Office and production equipment	36,852	20,749	16,103
Leasehold improvements	3,027	2,327	700

	113,196	35,244	77,952

	$326,077	$113,110	$212,967

	As at December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components	$179,236	$63,862	$115,374
Camera equipment	5,253	2,874	2,379

	184,489	66,736	117,753

Assets under construction	43,250	-	43,250

Other property, plant and equipment
Land	8,180	-	8,180
Buildings	16,584	10,998	5,586
Office and production equipment	27,996	19,659	8,337
Leasehold improvements	9,937	9,619	318

	62,697	40,276	22,421

	$290,436	$107,012	$183,424

6. Other Intangible Assets

	As at September 30, 2015
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$10,257	$6,402	$3,855
Licenses and intellectual property	21,990	6,092	15,898
Other	11,324	2,358	8,966

	$43,571	$14,852	$28,719

	As at December 31, 2014
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$9,686	$5,967	$3,719
Licenses and intellectual property	20,490	4,867	15,623
Other	9,873	1,664	8,209

	$40,049	$12,498	$27,551

Other intangible assets of $11.3 million are comprised mainly of the Company’s investment in an enterprise resource planning system. Fully amortized other intangible assets are still in use by the Company.

During the nine months ended September 30, 2015, the Company acquired $3.5 million in other intangible assets. The weighted average amortization period for these additions was 10 years.

During the three and nine months ended September 30, 2015, the Company incurred costs of less than $0.1 million and less than $0.1 million, respectively, to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses (2014 – less than $0.1 million and $0.1 million, respectively).

As at September 30, 2015, estimated amortization expense for each of the years ended December 31, are as follows:

2015 (three months remaining)	$733
2016	2,932
2017	2,932
2018	2,932
2019	2,932

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

The Company was in compliance with all of its requirements at September 30, 2015.

Total amounts drawn and available under the Credit Facility at September 30, 2015 were $nil and $200.0 million, respectively (December 31, 2014 — $nil and $200.0 million, respectively).

As at September 30, 2015, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2014 — $nil), under the Credit Facility.

Playa Vista Construction Financing

On October 6, 2014, IMAX PV Development Inc., a Delaware corporation (“PV Borrower”) and direct wholly-owned subsidiary of IMAX U.S.A. Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company, entered into a construction loan agreement with Wells Fargo. The construction loan (the “Playa Vista Loan”) was used to fund $22.3 million of the costs of development and construction of the West Coast headquarters of the Company, located in the Playa Vista neighborhood of Los Angeles, California (the “Playa Vista Project”).

The total cost of development of the Playa Vista Project was approximately $54.0 million, with all costs in excess of the Playa Vista Loan provided through funding by the Company. The Company began occupying the Playa Vista facility in March of 2015.

On October 19, 2015, PV Borrower converted the Playa Vista Loan from a construction loan into a permanent loan pursuant to the terms of the loan documents. Pursuant to the conversion, PV Borrower increased the principal balance of the loan by an additional $7.7 million, to $30.0 million. Prior to the conversion, the Playa Vista Loan bore interest at a variable interest rate per annum equal to 2.25% above the 30-day LIBOR rate, and PV Borrower was required to make monthly payments of interest only. However, as a result of the conversion, the interest rate decreased from 2.25% to 2.0% above the 30-day LIBOR rate, and PV Borrower will be required to make monthly payments of combined principal and interest over a 10-year term with a lump sum payment at the end of year 10. The loan is being amortized over 15 years. The Playa Vista Loan will be fully due and payable on October 19, 2025 (the “Maturity Date”), and may be prepaid at any time without premium, but with all accrued interest and other applicable payments.

The Playa Vista Loan is secured by a deed of trust from PV Borrower in favor of Wells Fargo, granting a first lien on and security interest in the Playa Vista property and the Playa Vista Project, including all improvements to be constructed thereon, and other documents evidencing and securing the loan (the “Loan Documents”). The Loan Documents include absolute and unconditional payment and completion guarantees provided by the Company to Wells Fargo for the performance by PV Borrower of all the terms and provisions of the Playa Vista Loan and an environmental indemnity also provided by the Company.

The Loan Documents contain affirmative, negative and financial covenants (including compliance with the financial covenants of the Company’s outstanding revolving and term senior secured facility with Wells Fargo), agreements, representations, warranties, borrowing conditions, and events of default customary for development projects such as the Playa Vista Project.

Bank indebtedness includes the following:

	September 30, 2015	December 31, 2014
Playa Vista Loan	$22,278	$4,710

Total amounts drawn and available under the construction loan at September 30, 2015 were $22.3 million and $3.4 million, respectively (December 31, 2014 — $4.7 million and $21.0 million, respectively). Under the Playa Vista Loan, the effective interest rate for the three and nine months ended September 30, 2015 was 2.45% and 2.44%, respectively (2014 — n/a).

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The settlement risk on its foreign currency forward contracts was $4.5 million as at September 30, 2015 as the notional value exceeded the fair value of the forward contracts. As at September 30, 2015, the Company has $36.7 million of such arrangements outstanding which are considered a hedge against the Canadian dollar.

Bank of Montreal Facility

As at September 30, 2015, the Company has available a $10.0 million facility (December 31, 2014 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at September 30, 2015, the Company has letters of credit and advance payment guarantees outstanding of $0.3 million (December 31, 2014 — $0.3 million) under the Bank of Montreal Facility.

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

(b) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, consisting of past and future rents owed to the Company, plus interest and costs, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India. The Company has opposed that application on a number of grounds and seeks to have the ICC award recognized in India. On June 13, 2013, the Bombay High Court ruled that it has jurisdiction over the proceeding but on November 19, 2013, the Supreme Court of India stayed proceedings in the High Court pending Supreme Court review of the High Court’s ruling. On June 24, 2011, the Company commenced a proceeding in the Ontario Superior Court of Justice for recognition of the ICC final award. On December 2, 2011, the Ontario Court issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application. In January 2013, the Company filed an action in the New York Supreme Court seeking to collect the amount owed to the Company by certain entities and individuals affiliated with E-City. On October 16, 2015, the New York Supreme Court denied the Company’s petition. On July 29, 2014, the Company commenced a separate proceeding to have the Canadian judgment against E-City recognized in New York, and on October 2, 2015, the New York Supreme Court granted IMAX’s request, recognizing the Canadian judgment and entering it as a New York judgment. On November 26, 2014, E-City filed a motion in the Bombay High Court seeking to enjoin IMAX from continuing the New York legal proceedings. On February 2, 2015, the Bombay High Court denied E-City’s request for an ad interim injunction. On March 16, 2015, E-City filed an appeal of this Bombay High Court decision.

(c) A class action lawsuit was filed on September 20, 2006 in the Canadian Court against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit seeks $210.0 million in compensatory and punitive damages, as well as costs. For reasons released December 14, 2009, the Canadian Court granted leave to the plaintiffs to amend their statement of claim to plead certain claims pursuant to the Securities Act (Ontario) against the Company and certain individuals (“the Defendants”) and granted certification of the action as a class proceeding. These are procedural decisions, and do not contain any conclusions binding on a judge at trial as to the factual or legal merits of the claim. Leave to appeal those decisions was denied. In March 2013, the Defendants obtained an Order enforcing the settlement Order in a parallel class action in the United States in this Canadian class action lawsuit, with the result that the class in this case was reduced in size by approximately 85%. The United States class action was conclusively settled in May 2014 for $12.0 million. A motion by the Plaintiffs for leave to appeal that Order was dismissed. The Company believes the allegations made against it in the statement of claim are meritless and will vigorously defend the matter, although no assurance can be given with respect to the ultimate outcome of such proceedings. The Company’s directors’ and officers’ insurance policy provides for reimbursement of costs and expenses incurred in connection with this lawsuit as well as potential damages awarded, if any, subject to certain policy limits, exclusions and deductibles.

(d) In November 2013, a purported class action complaint was filed in the United States District Court for the Northern District of Illinois (the “Court”) against IMAX Chicago Theatre LLC (“IMAX Chicago Theatre”), a subsidiary of the Company. The plaintiff, Scott Redman, alleges that IMAX Chicago Theatre provided certain credit card and debit card receipts to customers that were purportedly not in compliance with the applicable truncation requirements of the Fair and Accurate Credit Transactions Act. The plaintiff seeks statutory damages individually and on behalf of a putative class. On February 20, 2014, IMAX Chicago Theatre filed a motion to dismiss the complaint, which the Court denied on January 23, 2015. Discovery is ongoing in this matter. IMAX Chicago Theatre believes that it has meritorious defenses and intends to defend the lawsuit vigorously.

(e) In March 2013, IMAX (Shanghai) Multimedia Technology Co., Ltd., the Company’s majority-owned subsidiary in China, received notice from the Shanghai office of the General Administration of Customs that it had been selected for a customs audit. The Company is unable to assess the potential impact, if any, of the audit at this time.

(f) On November 11, 2013, Giencourt Investments, S.A. (“Giencourt”) initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida. Giencourt submitted its statement of claim in January 2015, the Company submitted its statement of defense and counterclaim in April 2015 and Giencourt submitted its arbitration reply paper in September 2015. Based on Giencourt’s September 2015 reply papers, Giencourt seeks monetary damages in the amount of up to approximately $18.0 million and other relief relating to the Company’s alleged breaches of its theater agreement and related license agreement with Giencourt. The Company has asserted a counterclaim against Giencourt for breach of contract and seeks to recover lost profits in excess of $24.0 million under the agreements. A hearing on the merits is scheduled to occur in December 2015. Although no assurances can be given with respect to the ultimate outcome of the proceedings, the Company believes that it has meritorious defenses and claims, and will continue to vigorously pursue them.

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

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the condensed consolidated balance sheets:

	September 30, 2015	December 31, 2014
Balance at the beginning of period	$6	$7
Warranty redemptions	(6)	(5)
Warranties issued	-	11
Revisions	-	(7)

Balance at the end of period	$-	$6

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheet as at September 30, 2015 and December 31, 2014 with respect to this indemnity.

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

9. Condensed Consolidated Statements of Operations Supplemental Information

(a) Selling Expenses

The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs and direct advertising and marketing, included in costs and expenses applicable to revenues-equipment and product sales, totaled $1.3 million and $2.8 million for the three and nine months ended September 30, 2015, respectively (2014 — $0.6 million and $1.5 million, respectively).

Film exploitation costs, including advertising and marketing, totaled $3.4 million and $8.2 million for the three and nine months ended September 30, 2015, respectively (2014 — $2.4 million and $6.0 million, respectively) and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $0.3 million and $0.5 million for the three and nine months ended September 30, 2015, respectively (2014 — $0.2 million and $0.7 million, respectively). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $0.6 million and $1.2 million for the three and nine months ended September 30, 2015, respectively (2014 — $0.4 million and $1.1 million, respectively).

(b) Foreign Exchange

Included in selling, general and administrative expenses for the three and nine months ended September 30, 2015 is a loss of $0.5 million and a loss of $1.5 million, respectively (2014 — loss of $1.1 million and a loss of $1.0 million, respectively) for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities. See note 15(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 43 exhibitors for a total of 707 theater systems, of which 498 theaters were operating as at September 30, 2015, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m) of the Company’s 2014 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Equipment and Product Sales and Rentals revenue and, for the three and nine months ended September 30, 2015, amounted to $19.8 million and $67.3 million, respectively (2014 — $15.3 million and $45.5 million, respectively).

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

For the nine months ended September 30, 2015, the majority of IMAX DMR revenue was earned from the exhibition of 48 IMAX DMR films (2014 — 36) throughout the IMAX theater network. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m) of the Company’s 2014 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three and nine months ended September 30, 2015 amounted to $20.9 million and $75.1 million, respectively (2014 — $18.4 million and $57.6 million, respectively).

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

As at September 30, 2015, the Company has one significant co-produced film arrangement which primarily represents the VIE total assets balance of $0.5 million and total liabilities balance of $0.4 million and 5 other co-produced film arrangements, the terms of which are similar.

For the three and nine months ended September 30, 2015, amounts totaling $0.3 million and $1.4 million, respectively (2014 — $1.2 million and $3.1 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

10. Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Nine Months Ended September 30,
	2015	2014
Decrease (increase) in:
Accounts receivable	$(12,048)	$12,891
Financing receivables	(9,932)	3,301
Inventories	(18,904)	(11,725)
Prepaid expenses	(2,159)	(1,781)
Commissions and other deferred selling expenses	(206)	(804)
Insurance recoveries	28	11,045
Other assets	(2,388)	(2,586)
Increase (decrease) in:
Accounts payable	4,212	(2,824)
Accrued and other liabilities	(17,751)	(12,983)
Deferred revenue	17,892	23,838

	$(41,256)	$18,372

(b) Cash payments made on account of:

	Nine Months Ended September 30,
	2015	2014
Income taxes	$21,542	$5,719

Interest	$302	$-

(c) Depreciation and amortization are comprised of the following:

	Nine Months Ended September 30,
	2015	2014
Film assets	$11,917	$7,989
Property, plant and equipment
Joint revenue sharing arrangements	10,043	8,928
Other property, plant and equipment	5,635	3,840
Other intangible assets	2,354	2,244
Other assets	579	542
Deferred financing costs	663	394

	$31,191	$23,937

(d) Write-downs, net of recoveries, are comprised of the following:

	Nine Months Ended September 30,
	2015	2014
Impairment of investments	$350	$650
Accounts receivable	709	449
Financing receivables	-	193
Property, plant and equipment	1,464	380
Inventories	405	81

	$2,928	$1,753

11. Income Taxes

(a) Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. The effective tax rate on income from continuing operations differs between the periods due to shifts in jurisdictional income and because taxes were allocated at higher rates to income from discontinued operations during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings. For the nine months ended September 30, 2015, the Company recorded an adjustment of $5.5 million to deferred tax assets and shareholders’ equity related to excess tax benefits generated on the exercise of certain employee stock options. In conjunction with this, a provision for uncertain tax positions was also recorded in the same amount directly against shareholders’ equity.

As at September 30, 2015, the Company had net deferred income tax assets after valuation allowance of $21.5 million (December 31, 2014 — $23.1 million), which consists of a gross deferred income tax asset of $21.8 million (December 31, 2014 — $23.4 million), against which the Company is carrying a $0.3 million valuation allowance (December 31, 2014 — $0.3 million).

(b) Income Tax Effect on Other Comprehensive (Loss) Income

The income tax benefit included in the Company’s other comprehensive (loss) income are related to the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Unrealized change in cash flow hedging instruments	$606	$330	$1,309	$171
Realized change in cash flow hedging instruments upon settlement	(274)	(64)	(577)	(65)
Other-than-temporary impairment of investment	-	-	-	(45)
Foreign currency translation adjustments	226	(72)	264	(32)

	$558	$194	$996	$29

12. Capital Stock

(a) Stock-Based Compensation

The compensation costs recorded in the condensed consolidated statement of operations for the Company’s stock-based compensation plans were $4.3 million and $14.9 million for the three and nine months ended September 30, 2015, respectively (2014 — $3.4 million and $11.3 million, respectively).

As at September 30, 2015, the Company has reserved a total of 7,714,886 (December 31, 2014 — 9,173,106) common shares for future issuance under the Company’s Stock Option Plan (“SOP”) and the IMAX 2013 Long-Term Incentive Plan (“IMAX LTIP”). Of the common shares reserved for issuance, there are options in respect of 5,519,653 common shares and restricted stock units (“RSUs”) in respect of 721,815 common shares outstanding at September 30, 2015. At September 30, 2015, options in respect of 3,195,836 common shares were vested and exercisable.

Stock Option Plan

The Company recorded an expense of $2.3 million and $8.4 million for the three and nine months ended September 30, 2015, respectively (2014 — $2.1 million and $6.5 million, respectively), related to stock option grants issued to employees and directors in the IMAX LTIP and SOP plans. An income tax benefit is recorded in the condensed consolidated statements of operations of $0.5 million and $1.8 million for the three and nine months ended September 30, 2015, respectively, for these costs. The stock options vest within 5 years and expire 10 years or less from the date granted.

The weighted average fair value of all stock options granted to employees and directors for the three and nine months ended September 30, 2015 at the grant date was n/a and $8.07 per share, respectively (2014 — n/a and $8.33 per share, respectively). The following assumptions were used to estimate the average fair value of the stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Average risk-free interest rate	n/a	n/a	1.97%	2.50%
Expected option life (in years)	n/a	n/a	3.55 - 5.76	4.48 - 5.82
Expected volatility	n/a	n/a	30.0%	37.5%
Annual termination probability	n/a	n/a	0% - 9.50%	0% - 8.40%
Dividend yield	n/a	n/a	0%	0%

Stock options to Non-Employees

There were no common share options issued to non-employees during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, an aggregate of 10,000 and 10,000, respectively, stock options to purchase the Company’s common stock with an average exercise price of $26.47 and $26.47, respectively, were granted to certain advisors and strategic partners of the Company. These stock options granted have a maximum contractual life of 7 years. The stock options were granted under the IMAX LTIP.

As at September 30, 2015, non-employee stock options outstanding amounted to 39,500 stock options (2014 — 31,500) with a weighted average exercise price of $26.78 (2014 — $21.75). 21,525 stock options (2014 — 16,100) were exercisable with an average weighted exercise price of $26.34 (2014 — $18.14) and the vested stock options have an aggregate intrinsic value of $0.2 million (2014 — $0.2 million). The weighted average fair value of stock options granted to non-employees during the three and nine months ended September 30, 2014 at the measurement date was $4.84 and $4.84 per share, respectively, utilizing a Binominal Model with the following underlying assumptions:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Average risk-free interest rate	n/a	0.53%	n/a	0.53%
Contractual option life	n/a	2 Years	n/a	2 years
Average expected volatility	n/a	32.5%	n/a	32.5%
Dividend yield	n/a	0%	n/a	0%

For the three and nine months ended September 30, 2015, the Company recorded a charge of less than $0.1 million and $0.1 million, respectively (2014 — less than $0.1 million and less than $0.1 million, respectively) to cost and expenses related to revenues – services and selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is an accrual of less than $0.1 million for non-employee stock options (December 31, 2014 – less than $0.1 million).

China Long Term Incentive Plan (“China LTIP”)

Each stock option issued under the China LTIP represents an opportunity to participate economically in the future growth and value creation of IMAX China Holding, Inc. (“IMAX China”), a subsidiary of the Company. The China LTIP options issued by IMAX China (“China Options”) operate in tandem with options granted to certain employees of IMAX China under the Company’s SOP and IMAX LTIP (“Tandem Options”).

In 2012 and 2014, 146,623 and 39,823 Tandem Options, respectively, were granted to certain employees in conjunction with China Options with an average price of $22.39 per share and $28.52 per share, respectively, in accordance with the China LTIP. During the three and nine months ended September 30, 2015, no additional Tandem Options were granted in conjunction with China Options. As at September 30, 2015, there were 186,446 (December 31, 2014 — 186,446) outstanding and unvested Tandem Options issued under the China LTIP with a weighted average exercise price of $23.70 per share (December 31, 2014 — $23.70 per share). The Tandem Options have a maximum contractual life of 7 years. The total fair value of the Tandem Options granted with respect to the China LTIP was $1.9 million. The Company is recognizing this expense over a 5 year period. If a performance event occurs, including upon the occurrence of a qualified initial public offering or upon a change in control on or prior to the fifth anniversary of the grant date, the 186,446 Tandem Options issued forfeit immediately and the related charge would be reversed (see subsequent event discussion below).

The Company has recorded an expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively (September 30, 2014 — $0.1 million and $0.2 million, respectively) related to Tandem Options issued under the China LTIP.

As discussed in note 16, IMAX China completed an initial public offering on October 8, 2015. As a result, the Tandem Options issued will be forfeited immediately in the fourth quarter of 2015. The Company will subsequently recognize an immediate charge related to the vesting of China Options and certain cash settled share-based payments (“CSSBP”) for China employees. During the fourth quarter of 2015, a net charge of $2.7 million will be recorded which includes the reversal of the Tandem rewards expensed to date of $0.9 million. The remaining charge will be recognized over the related requisite period. The CSSBPs are tied to the appreciation in the value of IMAX China. The CSSBPs represent the right to receive cash payments in an amount equal to a certain percentage of the excess of the total equity value of IMAX China based on the per share price in the initial public offering over the strike price of the CSSBPs. The CSSBPs were issued in conjunction with the CLTIP, with similar terms and conditions as the China Options. The CSSBP awards are accounted as liability awards and the fair value of the liability is remeasured at the end of each reporting period until vested. The total fair value of the China Options and CSSBP awards granted with respect to the China LTIP is $3.9 million and $2.1 million, respectively.

Stock Option Summary

The following table summarizes certain information in respect of option activity under the SOP and IMAX LTIP for the nine month periods ended September 30:

	Number of Shares		Weighted Average Exercise Price Per Share
	2015	2014	2015	2014
Options outstanding, beginning of period	5,925,660	6,263,121	$24.24	$21.11
Granted	871,431	838,353	31.56	27.42
Exercised	(1,231,964)	(661,581)	19.35	5.55
Forfeited	(45,474)	(36,242)	28.26	24.63
Cancelled	-	(23,787)	-	33.60

Options outstanding, end of period	5,519,653	6,379,864	26.45	23.48

Options exercisable, end of period	3,195,836	3,620,742	25.14	22.11

The Company did not cancel any stock options from its SOP or IMAX LTIP (2014 — n/a and 23,787, respectively) surrendered by Company employees during the three and nine months ended September 30, 2015, respectively.

As at September 30, 2015, 5,190,967 options were fully vested or are expected to vest with a weighted average exercise price of  $26.49, aggregate intrinsic value of $38.2 million and weighted average remaining contractual life of 4.5 years. As at September 30, 2015, options that are exercisable have an intrinsic value of $27.9 million and a weighted average remaining contractual life of  4.1 years. The intrinsic value of options exercised in the three and nine months ended September 30, 2015 was $1.2 million and $21.4 million, respectively (2014 — $3.3 million and $14.4 million, respectively).

As at September 30, 2015, a Company trustee held 54,149 shares purchased for $2.0 million in the open market to be issued upon exercise of certain stock option awards. The shares held with the trustee are recorded at cost and are reported as a reduction against capital stock on the Balance Sheet.

Restricted Share Units

RSUs have been granted to employees, consultants and directors under the IMAX LTIP. Each RSU represents a contingent right to receive one common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date. The Company recorded an expense of $1.9 million and $6.2 million for the three and nine months ended September 30, 2015, respectively (2014 — $1.2 million and $4.5 million, respectively), related to RSU grants issued to employees and directors in the plan. The annual termination probability assumed for the three and nine months ended September 30, 2015 ranged from 0% to 8.07% and ranged from 0% to 9.50%, respectively. In addition, the Company recorded an expense of less than $0.1 million and less than $0.1 million for the three and nine months ended September 30, 2015, respectively (2014 — less than $0.1 million and less than $0.1 million, respectively), related to RSU grants issued to certain advisors and strategic partners of the Company.

During the three and nine months ended September 30, 2015, in connection with the vesting of RSUs, the Company settled 32,345 and 192,077, respectively, common shares to IMAX LTIP participants, of which nil and 21,709 common shares, respectively (net of shares withheld of 5,763 and 5,981, respectively, for tax withholdings) were issued from treasury and 26,582 and 164,387 common shares, respectively, were purchased in the open market by the IMAX LTIP trustee. As at September 30, 2015, a Company trustee held 3,082 shares purchased for $0.1 million in the open market to be issued upon vesting of certain RSU awards. The shares held with the trustee are recorded at cost and are reported as a reduction against capital stock on the Balance Sheet.

Total stock-based compensation expense related to non-vested RSU’s not yet recognized at September 30, 2015 and the weighted average period over which the awards are expected to be recognized is $16.4 million and 3.0 years. The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was $0.4 million and $2.0 million for the three and nine months ended September 30, 2015, respectively.

RSUs granted under the IMAX LTIP vest between immediately and four years from the grant date. Vesting of the RSUs is subject to continued employment or service with the Company.

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP for the nine months ended September 30, 2015:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2015	2014	2015	2014
RSUs outstanding, beginning of period	595,834	264,140	$27.13	$26.14
Granted	337,557	482,588	34.39	27.41
Vested and settled	(192,077)	(133,007)	28.93	26.19
Forfeited	(19,499)	(2,695)	29.37	26.28

RSUs outstanding, end of period	721,815	611,026	29.99	27.13

Issuer Purchases of Equity Securities

On June 16, 2014, the Company’s board of directors approved a $150.0 million share repurchase program for shares of the Company’s common stock. Purchases under the program commenced during the third quarter of 2014. The share repurchase program expires on June 30, 2017. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the three and nine months ended September 30, 2015, the Company repurchased 1,000,000 (2014 — 85,405) common shares at an average price of $34.25 (2014 — $27.71) per share. The retired shares were purchased for $34.3 million (2014 — $2.4 million). The average carrying value of the stock retired was deducted from common stock and the remaining excess over the average carrying value of stock was charged to accumulated deficit.

The total number of shares purchased during the nine months ended September 30, 2015 and 2014 does not include any shares purchased in the administration of employee share-based compensation plans.

(b) Income Per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Net income attributable to common shareholders	$8,610	$4,858	$33,351	$18,744
Less: Accretion charges associated with redeemable common stock	(263)	(142)	(747)	(284)

Net income applicable to common shareholders	$8,347	$4,716	$32,604	$18,460

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	70,152	68,423	68,988	67,841
Weighted average number of shares (repurchased) issued during the period	(453)	57	594	365

Weighted average number of shares used in computing basic income per share	69,699	68,480	69,582	68,206
Assumed exercise of stock options and RSUs, net of shares assumed repurchased	1,161	1,122	1,520	1,391

Weighted average number of shares used in computing diluted income per share	70,860	69,602	71,102	69,597

The calculation of diluted earnings per share excludes 1,473,950 and 1,067,859 shares, respectively, that are issuable upon exercise of nil and 61,534 RSUs, respectively, and 1,473,950 and 1,006,325 stock options, respectively, for the three and nine months ended September 30, 2015, as the impact of these exercises would be antidilutive. The calculation of diluted earnings per share excludes 4,278,053 and 4,187,476 shares, respectively, that are issuable upon exercise of 104,960 and 14,383 RSUs, respectively, and 4,173,093 stock options for the three and nine months ended September 30, 2014, as the impact of these exercises would be antidilutive.

(c) Shareholders’ Equity

The following summarizes the movement of Shareholders’ Equity for the nine months ended September 30, 2015:

Balance as at December 31, 2014	$382,775
Net income attributable to Common Shareholders	33,351
Adjustments to capital stock:
Cash received from the issuance of common shares	23,838
Issuance of common shares for vested RSUs	590
Fair value of stock options exercised at the grant date	10,036
Shares held in treasury	(2,141)
Average carrying value of repurchased and retired common shares	(5,390)
Adjustments to other equity:
Employee stock options granted	8,684
Non-employee stock options granted and vested	75
Fair value of stock options exercised at the grant date	(10,036)
Stock options exercises settled from treasury shares	(1,782)
RSUs granted	6,077
RSUs vested	(6,896)
Utilization of excess tax benefits from vested RSUs	328
Adjustments to accumulated deficit:
Common shares repurchased and retired	(28,889)
Accretion charges associated with redeemable common stock	(747)
Adjustments to accumulated other comprehensive income:
Unrealized net loss from cash flow hedging instruments	(4,983)
Realization of cash flow hedging net loss upon settlement	2,196
Foreign currency translation adjustments	(1,374)
Tax effect of movement in other comprehensive income	1,044

Balance as at September 30, 2015	$406,756

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

Transactions among the other segments are not significant.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue(1)
IMAX theater systems
IMAX systems	$30,153	$10,145	$64,632	$35,901
Theater system maintenance	9,337	8,516	27,345	25,384
Joint revenue sharing arrangements	19,797	15,238	67,259	45,457

	59,287	33,899	159,236	106,742

Films
Production and IMAX DMR	20,865	18,350	75,144	57,585
Distribution	967	2,902	3,513	7,307
Post-production	761	2,426	5,259	8,043

	22,593	23,678	83,916	72,935

Other	3,221	3,165	11,320	8,407

Total	$85,101	$60,742	$254,472	$188,084

Gross margin
IMAX theater systems
IMAX systems(2)	$13,109	$7,598	$34,831	$23,960
Theater system maintenance	3,521	3,208	9,891	8,990
Joint revenue sharing arrangements(2)	12,130	9,382	46,816	30,043

	28,760	20,188	91,538	62,993

Films
Production and IMAX DMR(2)	13,929	13,469	55,642	43,177
Distribution(2)	15	569	(201)	1,353
Post-production	(48)	1,434	847	2,323

	13,896	15,472	56,288	46,853

Other	(267)	(218)	(421)	(202)

Total	$42,389	$35,442	$147,405	$109,644

(1)	The Company’s largest customer represents 17.6% and 17.4% for the three and nine months ended September 30, 2015, respectively (2014 — 15.2% and 16.3%, respectively).

(2)

IMAX systems include marketing and commission costs of $0.9 million and $1.8 million for the three and nine months ended September 30, 2015, respectively (2014 — $0.3 million and $1.2 million, respectively). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $1.3 million and $2.7 million for the three and nine months ended September 30, 2015, respectively (2014 — $0.9 million and $2.1 million, respectively). Production and DMR segment margins include marketing costs of $3.4 million and $8.3 million for the three and nine months ended September 30, 2015, respectively (2014 — $2.1 million and $5.3 million, respectively). Distribution segment margins include marketing cost recovery of less than $0.1 million and cost recovery of $0.1 million for the three and nine months ended September 30, 2015, respectively (2014 — expense of $0.3 million and expense of $0.7 million, respectively).

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
United States	$27,914	$24,008	$95,945	$76,675
Canada	3,412	2,199	8,440	6,831
Greater China(1)	27,513	14,114	71,427	42,015
Asia (excluding Greater China)	11,007	5,977	26,732	18,673
Western Europe	7,100	8,144	24,139	20,551
Russia and the CIS	1,705	2,348	9,510	9,799
Latin America(2)	2,459	2,512	7,849	8,574
Rest of the World	3,991	1,440	10,430	4,966

Total	$85,101	$60,742	$254,472	$188,084

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

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

The following table provides disclosure of the pension obligation for the SERP:

	September 30, 2015	December 31, 2014
Obligation, beginning of period	$19,405	$18,284
Interest cost	189	264
Actuarial loss	-	857

Obligation, end of period and unfunded status	$19,594	$19,405

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest cost	$63	$66	$189	$198

Pension expense	$63	$66	$189	$198

No contributions are expected to be made for the SERP during the remainder of 2015. The Company expects interest costs of $0.1 million to be recognized as a component of net periodic benefit cost during the remainder of 2015.

The accumulated benefit obligation for the SERP was $19.6 million at September 30, 2015 (December 31, 2014 - $19.4 million).

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2015 (three months remaining)	$-
2016	-
2017	20,042
2018	-
2019	-
Thereafter	-

$20,042

(b) Defined Contribution Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and nine months ended September 30, 2015, the Company contributed and expensed an aggregate of $0.2 million and $0.8 million, respectively (2014 — $0.3 million and $1.0 million, respectively), to its Canadian plan and an aggregate of $0.2 million and $0.4 million, respectively (2014 — $0.1 million and $0.3 million, respectively), to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c) Postretirement Benefits - Executives

The Company has an unfunded postretirement plan for Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at September 30, 2015 is $0.9 million (December 31, 2014 — $0.8 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and nine months ended September 30, 2015, respectively (2014 — less than $0.1 million and less than $0.1 million, respectively).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2015 (three months remaining)	$32
2016	43
2017	70
2018	77
2019	84
Thereafter	553

$859

(d) Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees who meet specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. The postretirement benefits obligation as at September 30, 2015 is $2.1 million (December 31, 2014 — $2.1 million). The Company has expensed less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2015, respectively (2014 — less than $0.1 million and $0.1 million, respectively).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2015 (three months remaining)	$82
2016	92
2017	102
2018	111
2019	111
Thereafter	1,592

$2,090

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

(b) Fair Value Measurements

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at September 30, 2015		As at December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$117,361	$117,361	$106,503	$106,503
Net financed sales receivable	$102,924	$104,604	$95,101	$98,675
Net investment in sales-type leases	$11,060	$10,894	$10,599	$10,503
Available-for-sale investment	$1,000	$1,000	$-	$-
Foreign exchange contracts — designated forwards	$(4,547)	$(4,547)	$(1,760)	$(1,760)
Borrowings under the Playa Vista construction loan	$(22,278)	$(22,278)	$(4,710)	$(4,710)

Cash and cash equivalents are comprised of cash and interest-bearing investments with original maturity dates of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value (Level 1 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2015 and December 31, 2014, respectively.

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2015 and December 31, 2014, respectively.

The fair value of the Company’s available-for-sale investment is determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2015.

The fair value of foreign currency derivatives is determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2015 and December 31, 2014, respectively. These identical instruments are traded on a closed exchange.

The carrying value of borrowings under the Playa Vista Loan approximates fair value as the interest rates offered under the construction loan are close to September 30, 2015 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2015.

There were no significant transfers between Level 1 and Level 2 during the nine months ended September 30, 2015 or 2014. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The table below sets forth a summary of changes in the fair value of the Company’s available-for-sale investment measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the prior year period:

	Available For Sale Investments
	2015	2014
Beginning balance, January 1,	$-	$1,000
Transfers into/out of Level 3	-	-
Total gains or losses (realized/unrealized)
Included in earnings	-	(650)
Change in other comprehensive income	-	350
Purchases, issuances, sales and settlements	-	-

Ending balance, September 30,	$-	$700

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$-	$(650)

There were no transfers in or out of the Company’s level 3 assets during the nine months ended September 30, 2015.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at September 30, 2015			As at December 31, 2014
	Minimum	Financed		Minimum	Financed
	Lease	Sales		Lease	Sales
	Payments	Receivables	Total	Payments	Receivables	Total
In good standing	$10,239	$102,472	$112,711	$10,457	$94,212	$104,669
Pre-approved transactions	-	368	368	-	855	855
Transactions suspended	1,793	578	2,371	1,114	528	1,642

	$12,032	$103,418	$115,450	$11,571	$95,595	$107,166

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at September 30, 2015		As at December 31, 2014
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance
Net investment in leases	$1,793	$(972)	$1,114	$(972)
Net financed sales receivables	578	(494)	528	(494)

	$2,371	$(1,466)	$1,642	$(1,466)

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

The Company’s aged financing receivables are as follows:

	As at September 30, 2015
					Related			Recorded
	Accrued			Billed	Unbilled	Total		Investment
	And			Financing	Recorded	Recorded	Related	Net of
	Current	30-89 Days	90+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$846	$87	$395	$1,328	$10,704	$12,032	$(972)	$11,060
Net financed sales receivables	1,780	829	2,938	5,547	97,871	103,418	(494)	102,924

Total	$2,626	$916	$3,333	$6,875	$108,575	$115,450	$(1,466)	$113,984

	As at December 31, 2014
					Related			Recorded
	Accrued			Billed	Unbilled	Total		Investment
	And			Financing	Recorded	Recorded	Related	Net of
	Current	30-89 Days	90+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$420	$175	$253	$848	$10,723	$11,571	$(972)	$10,599
Net financed sales receivables	1,558	1,260	2,659	5,477	90,118	95,595	(494)	95,101

Total	$1,978	$1,435	$2,912	$6,325	$100,841	$107,166	$(1,466)	$105,700

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at September 30, 2015
					Related		Recorded
	Accrued			Billed	Unbilled		Investment
	And			Financing	Recorded	Related	Past Due
	Current	30-89 Days	90+ Days	Receivables	Investment	Allowance	and Accruing
Net investment in leases	$92	$87	$243	$422	$2,974	$-	$3,396
Net financed sales receivables	314	470	1,543	2,327	16,361	-	18,688

Total	$406	$557	$1,786	$2,749	$19,335	$-	$22,084

	As at December 31, 2014
					Related		Recorded
	Accrued			Billed	Unbilled		Investment
	And			Financing	Recorded	Related	Past Due
	Current	30-89 Days	90+ Days	Receivables	Investment	Allowance	and Accruing
Net investment in leases	$90	$102	$130	$322	$2,024	$-	$2,346
Net financed sales receivables	258	425	1,671	2,354	12,512	-	14,866

Total	$348	$527	$1,801	$2,676	$14,536	$-	$17,212

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

	For the Three Months Ended September 30, 2015
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$525	$53	$(494)	$525	$-

Recorded investment for which there is no related allowance:
Net financed sales receivables	-	-	-	-	-

Total recorded investment in impaired loans:

Net financed sales receivables	$525	$53	$(494)	$525	$-

	For the Three Months Ended September 30, 2014
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$525	-	$(493)	$525	$-

Recorded investment for which there is no related allowance:
Net financed sales receivables	-	-	-	-	-

Total recorded investment in impaired loans:

Net financed sales receivables	$525	$-	$(493)	$525	$-

	For the Nine Months Ended September 30, 2015
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$525	$53	$(494)	$525	$-

Recorded investment for which there is no related allowance:
Net financed sales receivables	-	-	-	-	-

Total recorded investment in impaired loans:

Net financed sales receivables	$525	$53	$(494)	$525	$-

	For the Nine Months Ended September 30, 2014
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$525	-	$(493)	$526	$-

Recorded investment for which there is no related allowance:
Net financed sales receivables	-	-	-	-	-

Total recorded investment in impaired loans:

Net financed sales receivables	$525	$-	$(493)	$526	$-

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables is as follows:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Net Investment	Net Financed	Net Investment	Net Financed
	in Leases	Sales Receivables	in Leases	Sales Receivables
Allowance for credit losses:

Beginning balance	$972	$494	$972	$494
Charge-offs	-	-	-	-
Recoveries	-	-	-	-
Provision	-	-	-	-

Ending balance	$972	$494	$972	$494

Ending balance: individually evaluated for impairment	$972	$494	$972	$494

Financing receivables:
Ending balance: individually evaluated for impairment	$12,032	$103,418	$12,032	$103,418

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Net Investment	Net Financed	Net Investment	Net Financed
	in Leases	Sales Receivables	in Leases	Sales Receivables
Allowance for credit losses:

Beginning balance	$965	$493	$806	$236
Charge-offs	(20)	-	(20)	-
Recoveries	(74)	-	(74)	-
Provision	101	-	260	257

Ending balance	$972	$493	$972	$493

Ending balance: individually evaluated for impairment	$972	$493	$972	$493

Financing receivables:
Ending balance: individually evaluated for impairment	$13,039	$92,042	$13,039	$92,042

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

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at September 30, 2015 (the “Foreign Currency Hedges”), with settlement dates throughout 2016 and 2017. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The Company currently does not hold any derivatives which are not designated as hedging instruments and therefore no gain or loss pertaining to an ineffective portion has been recognized.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value foreign exchange contracts as at:

	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts – Forwards	$36,670	$36,754

Fair value of derivatives in foreign exchange contracts as at:

	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Accrued and other liabilities	$(4,547)	$(1,760)

Derivatives in Foreign Currency Hedging relationships are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Foreign exchange contracts - Forwards	Derivative Loss Recognized in OCI (Effective Portion)	$(2,309)	$(1,278)	$(4,983)	$(1,151)

		$(2,309)	$(1,278)	$(4,983)	$(1,151)

	Location of Derivative Loss Reclassified from AOCI into Income (Effective Portion)	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Foreign exchange contracts - Forwards	Selling, general and administrative expenses	$(1,045)	$(248)	$(2,196)	$(752)

		$(1,045)	$(248)	$(2,196)	$(752)

(e) Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 or FASB ASC 320, as appropriate. As at September 30, 2015, the equity method of accounting is being utilized for investments with a total carrying value of $1.9 million (December 31, 2014 — $2.8 million). For the three months ended September 30, 2015, gross revenues, cost of revenue and net loss for these investments were $nil, $1.9 million and $1.8 million, respectively (2014 — $0.8 million, $0.2 million and $1.5 million, respectively). For the nine months ended September 30, 2015, gross revenues, cost of revenue and net loss for these investments were $nil, $6.4 million and $6.2 million, respectively (2014 — $3.1 million, $1.9 million and $2.5 million, respectively). The Company has determined it is not the primary beneficiary of these VIEs, and therefore these entities have not been consolidated. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under the FASB ASC 320 and is recorded at its fair value of $nil at September 30, 2015 (December 31, 2014 — $nil). This investment was classified as an available-for-sale investment. Furthermore, during the quarter ended September 30, 2015, the Company invested $1.0 million in the shares of an exchange traded fund. This investment is also classified as an available-for-sale investment. The Company has an investment of $2.5 million in the preferred shares of an enterprise which meet the criteria for classification as an equity security under FASB ASC 325. As at September 30, 2015, the carrying value of the Company’s investment in preferred shares is $0.3 million (December 31, 2014 — $0.6 million). The total carrying value of investments in new business ventures at September 30, 2015 is $3.2 million (December 31, 2014 — $3.4 million) and is recorded in Other Assets.

16. Non-Controlling Interests

(a) IMAX China Non-Controlling Interest

On April 8, 2014, the Company announced the sale and issuance of 20% of the shares of IMAX China to entities owned and controlled by CMC Capital Partners (“CMC”), an investment fund that is focused on media and entertainment, and FountainVest Partners (“FountainVest”), a China-focused private equity firm (collectively, the “IMAX China Investment”).

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

The parties entered into a shareholders’ agreement in connection with the IMAX China Investment (the “Shareholders’ Agreement”), which terminated upon completion of the initial public offering of IMAX China on the Main Board of the Hong Kong Stock Exchange Limited on October 8, 2015 (the “IMAX China IPO”) (see subsequent event discussion below). While in effect, the Shareholders’ Agreement imposed certain restrictions on share transfers. Under the Shareholders’ Agreement, holders of Class C Shares were not permitted to transfer any Class C Shares except (i) to certain permitted transferees, (ii) pursuant to any sale of Class C Shares on the public market in connection with or following an initial public offering, and (iii) subject to the right of first offer of the holder of common A shares of par value $0.01 each in the authorized capital of IMAX China (the “Class A Shares”). With respect to transfers of Class A Shares prior to an initial public offering, the Shareholders’ Agreement also provided certain drag-along rights to the holder of Class A Shares and certain tag-along rights and put rights to holders of Class C Shares.

The Shareholders’ Agreement also contained restrictions on the transfer of IMAX China’s common shares and certain provisions relating to the redemption and share issuance in lieu of an initial public offering of IMAX China’s shares and put and call rights relating to a change of control of the Company.

The Shareholders’ Agreement also provided that, in the event a qualified initial public offering (as defined in the Shareholders’ Agreement) failed to occur by the fifth anniversary of the First Completion Date, each holder of Class C Shares would have been entitled to request that all of such holders’ Class C Shares, at their election, either be: (i) redeemed by IMAX China at par value together with the issuance of 2,846,000 of the Company’s common shares, (ii) redeemed by IMAX China at par value together with the payment by the Company in cash of the consideration paid by the holders of the Class C Shares, or (iii) exchanged and/or redeemed by IMAX China in a combination of cash and the shares of the Company equal to the pro rata fair market value of IMAX China. These rights terminated as a result of the IMAX China IPO, which was a qualified initial public offering for purposes of the Shareholders’ Agreement. All IMAX China shares have been re-designated into a single class of shares.

The board of directors of IMAX China previously consisted of nine members, one of whom was appointed by CMC, one of whom was appointed by FountainVest, and one of whom was independent. On May 28, 2015, in connection with IMAX China’s submission of an application on Form A1 for the purposes of the IMAX China IPO, and conditional upon completion of such initial public offering, five of the nine members of the board of directors of IMAX China resigned and three new board members were appointed. Two additional independent board members were appointed upon completion of the IMAX China IPO.

By its terms, the Shareholders’ Agreement terminated on the earliest to occur of (i) a qualified initial public offering, (ii) a redemption or share exchange in lieu of an IPO after the fifth anniversary on the First Completion Date, (iii) completion of a put or call transaction pursuant to a change of control of the Company, and (iv) any date agreed upon in writing by all of the parties to the Shareholders’ Agreement. Following completion of the IMAX China IPO the Shareholders’ Agreement automatically terminated.

The following summarizes the movement of the non-controlling interest in the Company’s subsidiary for the nine months ended September 30, 2015:

Balance as at December 31, 2014	$40,272
Issuance of subsidiary shares to a non-controlling interest	40,000
Share issuance costs from the issuance of subsidiary shares to a non-controlling interest	(2,000)
Net income attributable to non-controlling interest	5,275
Other comprehensive loss, net of tax	164
Accretion charges associated with redeemable common stock	747

Balance as at September 30, 2015	$84,458

Subsequent Event

On October 8, 2015, IMAX China completed the IMAX China IPO. The global offering comprised 71,300,000 IMAX China shares, or approximately 20% of the enlarged issued share capital of IMAX China, after exercise in full of the underwriters’ over–allotment option. As part of the offering, IMAX China received net proceeds of approximately $58.2 million, after deducting commissions, from the issuance of 17,825,000 new shares. The Company, through a wholly owned subsidiary, received net proceeds of approximately $103.7 million, after deducting commissions, from the sale of 26,737,400 sale shares (after exercise in full of the over-allotment). Following completion of the offering, the Company indirectly owns approximately 68.5% of IMAX China. IMAX China remains a consolidated subsidiary of the Company. Upon completion of the initial public offering in October 2015, the IMAX China non-controlling interest will be reclassified from temporary equity to shareholder’s equity.

The shares of IMAX China have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

On October 15, 2015, in satisfaction of its obligations under the Shareholders’ Agreement, IMAX China paid a dividend of $0.14 per share. As a result, the Company received $38.0 million and the non-controlling interest shareholders were paid $9.5 million.

(b) Other Non-Controlling Interest

In 2014, the Company announced the creation of the Film Fund to co-finance a portfolio of 10 original large-format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company, which will contribute $9.0 million to the Film Fund over five years, anticipates the Film Fund will be self-perpetuating, with a portion of box office proceeds reinvested into the Film Fund to generate a continuous flow of high-quality documentary content. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

Balance as at December 31, 2014	$3,640
Net loss attributable to non-controlling interest	(247)

Balance as at September 30, 2015	$3,393

IMAX CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.” IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as such, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. There were 1,008 IMAX theater systems (887 commercial multiplexes, 19 commercial destinations, 102 institutional) operating in 66 countries as of September 30, 2015. This compares to 880 theater systems (751 commercial multiplexes, 19 commercial destinations, 110 institutional) operating in 60 countries as of September 30, 2014.

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

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. Accordingly, one of the Company’s key initiatives has been the development of its next-generation laser-based digital projection system, which it began rolling out at the end of 2014. In order to develop the laser-based digital projection system, the Company obtained exclusive rights to certain laser projection technology and other technology with applicability in the digital cinema field from Eastman Kodak Company (“Kodak”) in 2011 and entered a co-development arrangement with Barco N.V. (“Barco”) to co-develop a laser-based digital projection system that incorporates Kodak technology in 2012. Furthermore, in 2014, the Company announced an agreement with Necsel IP, Inc. (“Necsel”) to be the exclusive worldwide provider of specified lasers for IMAX’s laser projection systems in exchange for preferred pricing and supply terms. The Company believes that these arrangements with Kodak, Barco and Necsel have enabled IMAX laser projectors to present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The laser projection solution is the first IMAX digital projection system capable of illuminating the largest screens in its network. As at September 30, 2015, 11 laser-based digital theater systems were operational.

The Company is also undertaking new lines of business, particularly in the area of home entertainment. In 2013, the Company announced new home theater initiatives, including a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater. In 2014, the Company and TCL announced that Wasu Digital TV media group was joining the joint-venture partnership, and would license and distribute content to the new home theater system. In June 2015, the Company and TCL unveiled the new premium home theater system in Shanghai, and expect to focus sales of the new system in China, the Middle East and other select global markets. Beyond its premium home theater, the Company is also developing other components of its broader home entertainment platform designed to allow consumers to experience elements of The IMAX Experience® in their homes.

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

Joint Revenue Sharing Arrangements

The Company also provides IMAX theater systems to customers under joint revenue sharing arrangements (“JRSA”). The Company has two basic types of joint revenue sharing arrangements: traditional and hybrid.

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

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network, which has grown by approximately 406% since the beginning of 2008. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box-office. The Company funds its joint revenue sharing arrangements through cash flows from operations. As at September 30, 2015, the Company had 498 theaters in operation under joint revenue sharing arrangements, a 18.0% increase as compared to the 422 joint revenue sharing arrangements open as at September 30, 2014. The Company also had contracts in backlog for an additional 209 theaters under joint revenue sharing arrangements as at September 30, 2015.

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

Other Theater Revenues

The Company derives a small portion of its revenues from other sources. As at September 30, 2015, the Company had three owned and operated IMAX theaters (December 31, 2014 – three owned and operated theaters). In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to two other theaters. The Company also rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers. Additionally, the Company generates revenues from the sale of after-market parts and 3D glasses.

Revenue from theater system arrangements is recognized at a different time from when cash is collected. See “Critical Accounting Policies” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) for further discussion on the Company’s revenue recognition policies.

IMAX Theater Network

The following table outlines the breakdown of the theater network by type and geographic location as at September 30:

	2015 Theater Network Base				2014 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	333	6	48	387	325	6	50	381
Canada	37	2	8	47	35	2	8	45
Greater China(1)	258	-	17	275	176	-	22	198
Asia (excluding Greater China)	76	3	6	85	66	3	6	75
Western Europe	65	7	10	82	52	7	11	70
Russia & the CIS	48	-	-	48	42	-	-	42
Latin America(2)	34	-	11	45	29	-	11	40
Rest of the World	36	1	2	39	26	1	2	29

Total	887	19	102	1,008	751	19	110	880

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

As of September 30, 2015, 43.1% of IMAX systems in operation were located in the United States and Canada compared to 48.4% as at September 30, 2014.

To minimize the Company’s credit risk, the Company retains title to the underlying theater systems under lease arrangements, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

The Company currently believes that over time its commercial multiplex theater network could grow to approximately 2,450 IMAX theaters worldwide from 887 commercial multiplex IMAX theaters operating as of September 30, 2015. While the Company continues to grow in the United States and Canada, it believes that the majority of its future growth will come from international markets. As at September 30, 2015, 56.9% of IMAX theater systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 51.6% as at September 30, 2014. Revenues and gross box-office derived from outside the United States and Canada continues to exceed revenues and gross box-office from the United States and Canada. Risks associated with the Company’s international business are outlined in Risk Factors – “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2014 Form 10-K.

Greater China continues to be the Company’s second-largest and fastest-growing market. As at September 30, 2015, the Company had 275 theaters operating in Greater China with an additional 218 theaters (including three upgrades) in backlog that are scheduled to be installed in Greater China by 2021. The Company’s backlog in Greater China represents 56.8% of the Company’s current backlog. The Company continues to invest in joint revenue sharing arrangements with select partners to ensure ongoing revenue in this key market. The Company’s largest single international partnership is in China with Wanda Cinema Line Corporation (“Wanda”). Wanda’s total commitment to the Company is for 210 theater systems, of which 195 theater systems are under the parties’ joint revenue sharing arrangement. Furthermore, the Company has a partnership with CJ CGV Holdings, Ltd., for a commitment of 97 theater systems, of which 75 theater systems will be located in China. The Company believes that the China market presents opportunities for additional growth with favorable market trends, including government initiatives to foster cinema screen growth, to support the film industry and to increase the number of Hollywood films distributed in China, including a 2012 agreement between the U.S. and the Chinese government to permit 14 additional IMAX or 3D format films to be distributed in China each year and to permit distributors to receive higher distribution fees. The Company cautions, however, that its expansion in China faces a number of challenges. See Risk Factors – “The Company faces risks in connection with the continued expansion of its business in China” in Item 1A of the Company’s 2014 Form 10-K.

In 2010, the Company formed IMAX China Holding, Inc. (“IMAX China”) to facilitate the Company’s expansion in China. As of December 31, 2014, IMAX China had offices in Shanghai and Beijing and a total of 62 employees.

On April 8, 2014, the Company announced the sale and issuance of 20% of the shares of IMAX China to entities owned and controlled by CMC Capital Partners (“CMC”), an investment fund that is focused on media and entertainment, and FountainVest Partners (“FountainVest”), a China-focused private equity firm (collectively, the “IMAX China Investment”). The sale price for the interest was $80.0 million, and was paid by the investors in two equal installments. The first installment was received on April 8, 2014, and the second installment was received on February 10, 2015. The Company believes there have been a number of financial, strategic and operating benefits resulting from the IMAX China Investment. In particular, the Company believes that the investors’ knowledge of, and influence in, the Chinese media and entertainment industry has contributed to the continued expansion of IMAX’s theater network in China and the further strengthening of the Company’s government and industry relationships within China.

On October 8, 2015, IMAX China completed an initial public offering of its ordinary shares on the Main Board of the Hong Kong Stock Exchange Limited (the “IMAX China IPO”). The Company continues to indirectly own approximately 68.5% of IMAX China, which remains a consolidated subsidiary of the Company, while CMC and FountainVest continue to own approximately 5.7% each of IMAX China. The Company believes that the IMAX China IPO provides investors the ability to directly access and evaluate the IMAX China business, and provides greater clarity into the business’s performance in the fastest-growing entertainment market in the world. The Company believes that the introduction of additional local Chinese investors into the IMAX China business further solidifies the Company’s position in Greater China. The Company anticipates that proceeds from the IMAX China IPO will be used to expand the IMAX theater network in Greater China, to increase the number of joint revenue sharing arrangements with the Company’s exhibitor partners, to strengthen the Company’s cooperation with Chinese studios and filmmakers, and for general corporate purposes.

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at September 30:

	2015			2014
	IMAX Commercial Multiplex Theater Network			IMAX Commercial Multiplex Theater Network
	JRSA	Sale / Sales- type lease	Total	JRSA	Sale / Sales- type lease	Total
Domestic Total (United States & Canada)	254	116	370	248	112	360

International:
Greater China	159	99	258	105	71	176
Asia (excluding Greater China)	40	36	76	34	32	66
Western Europe	37	28	65	31	21	52
Russia & the CIS	-	48	48	-	42	42
Latin America	-	34	34	-	29	29
Rest of the World	8	28	36	4	22	26

International Total	244	273	517	174	217	391

Worldwide Total	498	389	887	422	329	751

As at September 30, 2015, 254 (2014 — 248) of the 498 (2014 — 422) theaters under joint revenue sharing arrangements in operation, or 51.0% (2014 — 58.8%) were located in the United States and Canada, with the remaining 244 (2014 — 174) or 49.0% of arrangements being located in international markets. The Company continues to seek to expand its network of theaters under joint revenue sharing arrangements, particularly in select international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	September 30, 2015			September 30, 2014
	Number of Systems		Dollar Value (in thousands)	Number of Systems		Dollar Value (in thousands)
Sales and sales-type lease arrangements	175		$228,907	191		$244,216
Joint revenue sharing arrangements	209		47,664	248		51,151

	384	(1)(2)	$276,571	439	(1)(3)	$295,367

(1)

Includes 69 laser theater system configurations (2014 – 69), including upgrades. The Company continues to develop and roll out its laser projection system. See “Research and Development” in Item 2 of this Part I for additional information.

(2)	Includes 20 upgrades to a digital theater system, in existing IMAX theater locations (2 xenon and 18 laser, of which 4 are under joint revenue sharing arrangements).
(3)	Includes 26 upgrades to a digital theater system, in existing IMAX theater locations (3 xenon and 23 laser, of which 4 are under joint revenue sharing arrangements).

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

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at September 30:

	2015			2014
	JRSA	Sale / Lease	Total	JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	30	21	51	34	29	63

International:
Greater China	152	66	218	186	61	247
Asia (excluding Greater China)	12	20	32	16	23	39
Western Europe	8	8	16	9	9	18
Russia & the CIS	-	23	23	-	28	28
Latin America	-	22	22	-	28	28
Rest of the World	7	15	22	3	13	16

International Total	179	154	333	214	162	376

Worldwide Total	209	175	384	248	191	439

Approximately 87% of IMAX theater system arrangements in backlog as at September 30, 2015 are scheduled to be installed in international markets (2014 – 86%).

The following reflects the Company’s signings and installations for the periods ended September 30:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
Theater System Signings:
Full new sales and sales-type lease arrangements	11		22		42	(1)	71	(1)
New joint revenue sharing arrangements	22		14		39		20

Total new theaters	33		36		81		91
Upgrades of IMAX theater systems	2	(2)	6	(3)	5	(4)(5)	11	(4)(5)

Total theater signings	35		42		86		102

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
Theater System Installations:
Full new sales and sales-type lease arrangements	12		6		32		20
New joint revenue sharing arrangements	22		14		48		38

Total new theaters	34		20		80		58
Upgrades of IMAX theater systems	10	(6)	-		12	(7)(8)	6	(7)

Total theater installations	44		20		92		64

(1)	Includes one signing which replaced a theater under an existing arrangement in backlog (2014 – 3 signings).
(2)

Includes one signing for the installation of a laser-based digital system and one signing for the installation of a xenon-based digital system under sale and sales-type lease arrangements in existing theater locations.

(3)

Includes one signing for the installation of a laser-based digital system under a sale and sales-type lease arrangement and five signings for the installation of a xenon-based digital system, of which 4 were under joint revenue sharing arrangements and one under a short-term operating lease arrangement in existing theater locations.

(4)	Includes three signings for the installation of a laser-based digital system under a sale and sales-type lease arrangement in existing theater locations (2014 – 3 signings).
(5)

Includes two signings for the installation of a xenon-based digital system under a sale and sales-type lease arrangement (2014 – 2 signings under sale and sales-type lease arrangements, 2 signings under short-term operating lease arrangements and 4 signings under joint revenue sharing arrangements).

(6)

Includes 9 installations of an upgrade to a laser-based digital system (7 under a sale and sales-type lease arrangement, 1 under an operating lease arrangement and 1 under a joint revenue sharing arrangement) and 1 installation of an upgrade to a xenon-based digital system under a sales and sales-type lease arrangement.

(7)

Includes 2 installation of an upgrade to a xenon-based digital system one of which is under a sale and sales-type lease arrangement and another under a short-term operating lease arrangement (2014 – 2 under sale and sales-type lease arrangements, 1 under a short-term lease arrangement and 2 under joint revenue sharing arrangements).

(8)

Includes 10 installations of an upgrade to a laser-based digital system (8 under a sale and sales-type lease arrangement, 1 under an operating lease arrangement and 1 under a joint revenue sharing arrangement).

The Company now expects that it will install approximately 130 new theater systems (excluding digital upgrades) in 2015. The Company’s installation estimates includes scheduled systems from backlog, as well as the Company’s estimate of installations from arrangements that will sign and install in the same calendar year. The Company cautions, however, that theater system installations may slip from period to period over the course of the Company’s business, usually for reasons beyond its control.

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

IMAX films benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting selected scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by shooting the film in a larger aspect ratio. Certain films also enjoy early release windows in IMAX, including Everest: An IMAX 3D Experience and The Walk: The IMAX Experience, which were released one week early in IMAX theaters in September 2015. Several recent films have featured select sequences shot with IMAX cameras including Interstellar: The IMAX Experience, released in November 2014; Transformers Age of Extinction: An IMAX 3D Experience, released in June 2014; Star Trek Into Darkness: An IMAX 3D Experience, released in May 2013; and The Hunger Games: Catching Fire: The IMAX Experience, released in November 2013. Several upcoming films, including Star Wars: The Force Awakens: An IMAX 3D Experience, Captain America: Civil War: The IMAX Experience and Batman v Superman: Dawn of Justice: The IMAX Experience have also announced that certain sequences will be shot using the IMAX cameras and it has been announced that Marvel’s Avengers: Infinity War - Parts 1 & 2 will be shot in their entireties using the IMAX camera, which is the first time a full feature length movie will be filmed with the IMAX cameras. In addition, several recent movies, including Tomorrowland: The IMAX Experience, released in May 2015, Guardians of the Galaxy: An IMAX 3D Experience, released in August 2014; Transformers: Age of Extinction: An IMAX 3D Experience, released in June 2014; Oblivion: The IMAX Experience, released in 2013 and Skyfall: The IMAX Experience, released in 2012 have featured footage taking advantage of the larger projected IMAX aspect ratio.

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

The Company believes that the growth in international box-office will continue to be an important driver of future growth for the Company. During the nine months ended September 30, 2015, 63.7% of the Company’s gross box-office from IMAX DMR films was generated in international markets, as compared to 61.6% in the nine months ended September 30, 2014. To support growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets. During 2014, the Company released seven local language IMAX DMR films, including six in China and one in India. The Company released nine local language IMAX DMR films during the nine months ended September 30, 2015 and expects to announce additional local language IMAX DMR films to be released to the IMAX network in the remainder of 2015 and beyond.

In addition to the 37 IMAX DMR films released to the IMAX theater network during the first nine months of 2015, 7 additional IMAX DMR films have been announced so far to be released in the remaining three months of 2015:

•	Crimson Peak: The IMAX Experience (Universal Studios, October 2015);
•	The Martian: An IMAX 3D Experience (Twentieth Century Fox, October 2015);
•	Spectre: The IMAX Experience (Sony Pictures Entertainment, November 2015);
•	The Hunger Games: Mockingjay Part 2: The IMAX Experience (Lionsgate, November 2015);
•	In the Heart of the Sea: An IMAX 3D Experience (Warner Bros. Pictures, December 2015);
•	Mojin: The Lost Legend (aka “The Ghouls): An IMAX 3D Experience (Wanda Media Co. Ltd., December 2015); and
•	Star Wars: The Force Awakens: An IMAX 3D Experience (Walt Disney Studios, December 2015).

To date, the Company has announced the following 15 titles to be released to the IMAX theater network in 2016:

•	The Finest Hours: An IMAX 3D Experience (Walt Disney Studios, January 2016);
•	Batman v Superman: Dawn of Justice: An IMAX 3D Experience (Warner Bros. Pictures, March 2016);

•	Flight Crew: An IMAX 3D Experience (Russia-1 Channel, April 2016);
•	The Jungle Book: An IMAX 3D Experience (Walt Disney Studios, April 2016);
•	Captain America: Civil War: An IMAX 3D Experience (Walt Disney Studios, May 2016);
•	Alice Through the Looking Glass: An IMAX 3D Experience (Walt Disney Studios, May 2016);
•	Warcraft: An IMAX 3D Experience (Universal Studios, June 2016);
•	Finding Dory: The IMAX Experience (Walt Disney Studios, June 2016);
•	Tarzan: The IMAX Experience (Warner Bros. Pictures, July 2016);
•	Knights of the Roundtable: King Arthur: The IMAX Experience (Warner Bros. Pictures, July 2016);
•	Suicide Squad: The IMAX Experience (Warner Bros. Pictures, August 2016);
•	The Duelist: The IMAX Experience (Non-Stop Production LLC, October 2016);
•	Doctor Strange: An IMAX 3D Experience (Walt Disney Studios, November 2016);
•	Fantastic Beasts and Where to Find Them: The IMAX Experience (Warner Bros. Pictures, November 2016); and
•	Rogue One: An IMAX 3D Experience (Walt Disney Studios, December 2016).

In addition, in conjunction with Walt Disney Studios, the Company will be releasing an IMAX original production, A Beautiful Planet, on April 29, 2016.

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate, and anticipates that the number of IMAX DMR films to be released to the IMAX network in 2016 will be similar to the 44 IMAX DMR films slated for release in 2015.

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

In 2014, the Company announced the creation of the IMAX Original Film Fund (the “Film Fund”) to co-finance a portfolio of 10 original large format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company, which will contribute $9.0 million to the Film Fund over five years, anticipates the Film Fund will be self-perpetuating, with a portion of box office proceeds reinvested into the Film Fund to generate a continuous flow of high-quality documentary content. In 2014, the Film Fund invested $7.5 million toward the development of original films.

The Company anticipates that the Film Fund will finance a number of Company-produced films going forward. Previously, films produced by the Company were typically financed through third parties, whereby the Company generally received a film production fee and a distribution fee in exchange for producing and distributing the film. The ownership rights to such films were held by the film sponsors, the film investors and/or the Company. In 2014, the Company, in conjunction with WB, released an IMAX original production, Island of Lemurs: Madagascar. In January 2013, the Company announced an agreement with MFF to jointly finance, market and distribute up to four films (with an option for four additional films) produced by MFF to be released exclusively to IMAX theaters. The agreement is designed to ensure IMAX’s institutional theater partners have access to a continuous flow of the highest-quality, large-format documentaries over the years to come. One of the four films produced under the MFF agreement, Journey to the South Pacific had a limited release in November 2013 and a wide release in early 2014.

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

Impact of Recently Issued Accounting Pronouncements

See note 2 to the condensed consolidated financial statements in Item 1 for information regarding the Company’s recent changes in accounting policies and the impact of recently issued accounting pronouncements.

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

RESULTS OF OPERATIONS

Management, including the Company’s CEO, who is the Company’s Chief Operating Decision Maker (as defined in the Segment Reporting Topic of the FASB ASC), assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), write-downs net of recoveries, interest income, interest expense and tax (provision) recovery are not allocated to the segments. As identified in note 13 to the accompanying condensed consolidated financial statements in Item 1, the Company has the following seven reportable segments identified by category of product sold or service provided:

•	IMAX Theater Systems
¡	The IMAX systems segment, which is comprised of the design, manufacture, sale or lease of IMAX theater projection system equipment.
¡	The theater system maintenance segment, which is comprised of the maintenance of IMAX theater projection system equipment in the IMAX theater network.
¡

The joint revenue sharing arrangements segment, which is comprised of the provision of IMAX theater projection system equipment to exhibitors in exchange for a certain percentage of box-office receipts, and in some cases, concession revenue and/or a small upfront or initial payment.

¡	The other segment, which includes certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items.

•	Film
¡	The film production and IMAX DMR segment, which is comprised of the production of films and performance of film re-mastering services.
¡	The film distribution segment, which includes the distribution of films for which the Company has distribution rights.
¡	The film post-production segment, which includes the provision of film post-production and film print services.

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

Three Months Ended September 30, 2015 Versus Three Months Ended September 30, 2014

The Company reported net income of $10.5 million or $0.15 per basic share and $0.14 per diluted share for the third quarter of 2015, as compared to $5.3 million or $0.08 per basic and diluted share for the third quarter of 2014. Adjusted net income, which consists of net income excluding the impact of stock-based compensation and the related tax impact, was $13.9 million or $0.19 per diluted share for the third quarter of 2015 as compared to adjusted net income of $8.3 million or $0.12 per diluted share for the third quarter of 2014. Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation and the related tax impact, was $12.0 million or $0.17 per diluted share for the third quarter of 2015 as compared to adjusted net income attributable to common shareholders of $7.8 million or $0.11 per diluted share for the third quarter of 2014. A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measures, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
	Net Income	Diluted EPS		Net Income	Diluted EPS
Reported net income	$10,514	$0.14	(1)	$5,297	$0.08	(1)
Adjustments:
Stock-based compensation	4,252	0.06		3,425	0.05
Tax impact of items listed above	(901)	(0.01)		(464)	(0.01)

Adjusted net income	13,865	0.19	(1)	8,258	0.12	(1)
Net income attributable to non-controlling interests	(1,904)	(0.02)		(439)	(0.01)

Adjusted net income attributable to common shareholders	$11,961	$0.17	(1)	$7,819	$0.11	(1)

Weighted average diluted shares outstanding		70,860			69,602

(1)	Includes impact of $0.3 million (2014 - $0.1 million) of accretion charges associated with redeemable Class C shares of IMAX China.

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
(In thousands of US dollars)	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
IMAX Theater Systems
IMAX Systems
Sales and sales-type leases(1)	$26,635	$6,644	$9,775	$4,246
Ongoing rent, fees, and finance income(2)	3,518	3,501	3,334	3,352
Other	3,221	3,165	(267)	(218)

	33,374	13,310	12,842	7,380

Theater System Maintenance	9,337	8,516	3,521	3,208

Joint Revenue Sharing Arrangements	19,797	15,238	12,130	9,382

Film
Production and IMAX DMR	20,865	18,350	13,929	13,469
Film distribution and post-production	1,728	5,328	(33)	2,003

	22,593	23,678	13,896	15,472

	$85,101	$60,742	$42,389	$35,442

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the third quarter of 2015 increased by 40.1% to $85.1 million from $60.7 million in the same period last year, primarily due to an increase in revenues from the IMAX systems and joint revenue sharing arrangements segments. The gross margin across all segments in the third quarter of 2015 was $42.4 million, or 49.8% of total revenue, compared to $35.4 million, or 58.3% of total revenue in the third quarter of 2014. Impacting the gross margin was the installation of 7 laser-based digital upgrades in the current period which had lower margins. Gross margin, excluding the impact of these laser-based digital upgrades, was 55.2% of total revenue in the third quarter of 2015.

IMAX Systems

IMAX systems revenue increased 150.7% to $33.4 million in the third quarter of 2015, as compared to $13.3 million in the third quarter of 2014, resulting primarily from the installation of 6 additional full, new theater systems and 7 laser-based and one xenon-based digital system upgrades under sales or sales-type lease arrangements versus the prior-year period.

Revenue from sales and sales-type leases increased 300.9% to $26.6 million in the third quarter of 2015 from $6.6 million in the third quarter of 2014. The Company recognized revenue on 12 full, new theater systems which qualified as either sales or sales-type leases in the third quarter of 2015, with a total value of $14.5 million, as compared to 6 full, new theater systems in the third quarter of 2014, with a total value of $6.4 million. The Company recognized $10.4 million in total revenue from the installation of one xenon-based digital upgrade and 7 laser based-digital upgrades in the three months ended September 30, 2015. During the three months ended September 30, 2014, the Company did not recognize any revenue from digital upgrades. Laser-based and xenon-based digital upgrades typically have lower sales prices and gross margin than full, new theater system installations.

Average revenue per full, new sales and sales-type lease systems was $1.2 million for the three months ended September 30, 2015, as compared to $1.1 million for the three months ended September 30, 2014. The average revenue per full, new sales and sales-type lease systems varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location and other various factors. Average revenue per upgrade was $1.3 million for the three months ended September 30, 2015. No digital upgrades were recognized during the three months ended September 30, 2014.

The installation of theater systems in newly built theaters or multiplexes depends primarily on the timing of the construction of those projects, which is not under the Company’s control. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangements (see discussion below) installations by theater system configuration for the third quarter of 2015 and 2014 is outlined in the table below:

	Three Months
	Ended September 30,
	2015		2014
New IMAX digital theater systems - installed and recognized
Sales and sales-types lease arrangements	12	(1)	6
Joint revenue sharing arrangements	22		14

Total new theater systems	34		20

IMAX digital theater system upgrades - installed and recognized
Sales and sales-types lease arrangements	8	(1)	-
Operating lease arrangement	1	(2)	-
Joint revenue sharing arrangement	1	(2)	-

Total upgraded theater systems	10		-

Total theater systems installed	44		20

(1)	Includes the installation of one new laser-based digital system and 7 upgrades to a laser-based digital system.
(2)	Includes one upgrade to a laser-based digital system.

IMAX theater systems gross margin from full, new sales and sales-type leases was 58.6% in the third quarter of 2015 versus 61.2% in the third quarter of 2014. Gross margin from digital upgrades was $1.2 million in the third quarter of 2015, as compared to $nil in the third quarter of 2014. Gross margin varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location and other various factors.

Ongoing rent revenue and finance income was $3.5 million in the third quarter of 2015 and 2014, respectively. Gross margin for ongoing rent and finance income was $3.3 million in the third quarter of 2015 as compared to $3.4 million in the third quarter of 2014. Contingent fees included in this caption amounted to $0.8 million and $0.7 million in the three months ended September 30, 2015 and 2014, respectively.

Other revenue was consistent at $3.2 million in the third quarter of 2015 and 2014, respectively. Other revenue primarily includes revenue generated from the Company’s theater operations, camera rental business and after-market sales of projection system parts and 3D glasses.

The gross margin on other revenue was a loss of $0.3 million in the third quarter of 2015 as compared to a loss of $0.2 million in the third quarter of 2014, primarily a result of the Company’s owned and operated theater performance.

Theater System Maintenance

Theater system maintenance revenue increased 9.6% to $9.3 million during the third quarter of 2015 as compared to $8.5 million in the third quarter of 2014. Theater system maintenance gross margin was $3.5 million in the third quarter of 2015 as compared to $3.2 million in the third quarter of 2014. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network and the timing and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenues from joint revenue sharing arrangements increased 29.9% to $19.8 million in the third quarter of 2015 compared to $15.2 million in the third quarter of 2014. The increase in revenues from joint revenue sharing arrangements was primarily due to an increase in the number of theaters in operation as compared to the prior year comparative period. The Company ended the third quarter of 2015 with 498 theaters operating under joint revenue sharing arrangements, as compared to 422 theaters at the end of the third quarter of 2014. During the quarter, the Company installed 22 full, new theaters under joint revenue sharing arrangements, as compared to 14 theaters in the prior year comparative period.

The gross margin from joint revenue sharing arrangements in the third quarter of 2015 increased 29.3% to $12.1 million, as compared to $9.4 million in the third quarter of 2014. Included in the calculation of gross margin were certain advertising, marketing and commission costs primarily associated with new theater launches of $1.3 million and $0.9 million incurred in the third quarter of 2015 and 2014, respectively. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses, was $13.4 million in the third quarter of 2015, as compared to $10.3 million in the third quarter of 2014, respectively. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

	Three Months Ended September 30,
(In thousands of U.S. Dollars)	2015	2014
Gross margin from joint revenue sharing arrangements	$12,130	$9,382
Add:
Advertising, marketing and commission costs	1,264	875

Adjusted gross margin from joint revenue sharing arrangements	$13,394	$10,257

Film

Revenue from the Company’s film segments decreased 4.6% to $22.6 million in the third quarter of 2015 from $23.7 million in the third quarter of 2014, primarily due to lower film distribution and post-production revenue largely offset by higher IMAX DMR revenue in the current period. Gross box-office generated by IMAX DMR films increased 12.4% to $189.8 million for the third quarter of 2015 from $169.0 million for the third quarter of 2014. Film production and IMAX DMR revenues increased 13.7% to $20.9 million in the third quarter of 2015 from $18.4 million in the third quarter of 2014. The increase in film production and IMAX DMR revenues was primarily due to an increase in the IMAX theater network in the second quarter of 2015 versus the prior year comparative period. Gross box-office per screen for the three months ended September 30, 2015 averaged $220,500 in comparison to $227,900 in the comparable period last year. In the third quarter of 2015, gross box-office was generated primarily by the exhibition of 21 films (listed below), as compared to 15 films primarily exhibited during the third quarter of 2014:

Three Months Ended September 30, 2015 – Films Exhibited	Three Months Ended September 30, 2014 – Films Exhibited
Wolf Totem: An IMAX 3D Experience	Godzilla: An IMAX 3D Experience
The Avengers: Age of Ultron: An IMAX 3D Experience	Malificent: An IMAX 3D Experience
Jurassic World: An IMAX 3D Experience	Edge of Tomorrow: An IMAX 3D Experience
Terminator Genisys: An IMAX 3D Experience	How to Train Your Dragon 2: An IMAX 3D Experience
Mad Max: Fury Road: An IMAX 3D Experience	Transformers: Age of Extinction: An IMAX 3D Experience
Inside Out: An IMAX 3D Experience	Hercules: An IMAX 3D Experience
The Monk Comes Down the Mountain: An IMAX 3D Experience	Lucy: The IMAX Experience
Minions: An IMAX 3D Experience	The White Haired Witch of Lunar Kingdom: An IMAX 3D
Monster Hunt: An IMAX 3D Experience	Experience
Ant-Man: An IMAX 3D Experience	Guardians of the Galaxy: An IMAX 3D Experience
Pixels: An IMAX 3D Experience	Teenage Mutant Ninja Turtles: An IMAX 3D Experience
Mission: Impossible – Rogue Nation: The IMAX Experience	The Expendables 3: The IMAX Experience
Attack on Titan: Part 1:The IMAX Experience	Forrest Gump: The IMAX Experience
To the Fore: The IMAX Experience	The Maze Runner: The IMAX Experience
The Man from U.N.C.L.E.: The IMAX Experience	The Equalizer: The IMAX Experience
Go Away Mr. Tumor: The IMAX Experience	Breakup Buddies: The IMAX Experience
The Transporter Refueled: The IMAX Experience
Everest: An IMAX 3D Experience
Attack on Titan: Part 2:The IMAX Experience
Lost in Hong Kong: The IMAX Experience
The Walk: An IMAX 3D Experience

Other revenues attributable to the film segment decreased to $1.7 million in the third quarter of 2015 from $5.3 million in the third quarter of 2014 primarily due to a decrease in film distribution revenue from IMAX original films and post-production revenue.

The Company’s gross margin from its film segments in the third quarter of 2015 decreased to $13.9 million from $15.5 million in the third quarter of 2014. Film production and IMAX DMR gross margin increased to $13.9 million in the third quarter of 2015 from $13.5 million in the third quarter of 2014, primarily due to continued network growth. Other gross margin attributable to the film segment was a loss of less than $0.1 million in the third quarter of 2015 as compared to a margin of $2.0 million in the third quarter of 2014 primarily due to lower film distribution and post-production revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $25.0 million in the third quarter of 2015 as compared to $23.5 million in the third quarter of 2014. Selling, general and administrative expenses excluding the impact of stock-based compensation was $20.7 million in the third quarter of 2015 as compared to $20.1 million in the third quarter of 2014. The following reflects the significant items impacting selling, general and administrative expenses in the third quarter of 2015 as compared to the prior year period:

•	a $1.6 million increase in staff costs, including salaries and benefits; and

•	a $0.8 million increase in the Company’s stock-based compensation; offset by

•

a $0.9 million net decrease which includes $0.4 million in professional fees associated with the IMAX China IPO offset by $0.6 million lower occupancy costs due to the completion of the Company’s new West Coast headquarters and a $0.7 million decrease in other general corporate expenditures.

Research and Development

Research and development expenses were $2.7 million in the third quarter of 2015, as compared to $4.6 million in the third quarter of 2014. These expenses are primarily attributable to the continued development of the Company’s new laser-based digital projection system. The Company developed its next-generation laser projector, which provides greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. As of September 30, 2015, the Company had 11 and 69 laser-based digital theater systems in its network and backlog, respectively.

The Company plans to continue research and development activity in areas considered important to its continued commercial success, including further improving the reliability of its projectors, developing and manufacturing more IMAX cameras, enhancing the Company’s 2D and 3D image quality, expanding the applicability of the Company’s digital technology and using such technology to help expand the Company’s home entertainment platform, developing IMAX theater systems’ capabilities in both home and live entertainment, and further enhancing the IMAX theater and sound system design through the addition of more channels, improvements to the Company’s proprietary tuning system and mastering process.

Receivable Provisions, Net of Recoveries

The Company recorded receivable provisions, net of recoveries, of $0.4 million for accounts receivable and financing receivables in the third quarter of 2015, compared to less than $0.1 million being recorded in the prior year comparative period.

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

Asset impairments and Other Charges

The Company recorded a charge of $1.2 million reflecting assets that no longer meet capitalization requirements in the third quarter of 2015 as compared to $0.1 million in the third quarter of 2014.

Interest Income and Expense

Interest income was $0.2 million in the third quarter of 2015, as compared to $0.1 million in the third quarter of 2014.

Interest expense was slightly higher at $0.5 million in the third quarter of 2015 as compared to $0.3 million in the third quarter of 2014. Included in interest expense is the amortization of deferred finance costs of $0.3 million in the third quarter of 2015 as compared to $0.1 million in the third quarter of 2014. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. For the three months ended September 30, 2015, the Company recorded an adjustment of $5.5 million to deferred tax assets and shareholders’ equity related to excess tax benefits generated on the exercise of certain employee stock options. In conjunction with this, a provision for uncertain tax positions was also recorded in the same amount directly against shareholders’ equity.

As at September 30, 2015, the Company had a gross deferred income tax asset of $21.8 million, against which the Company is carrying a $0.3 million valuation allowance. For the three months ended September 30, 2015, the Company recorded an income tax provision of $2.5 million, of which a provision of $0.1 million was related to an increase in its provisions for uncertain tax positions.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 “Investments – Equity Method and Joint Ventures” (“ASC 323”). At September 30, 2015, the equity method of accounting is being utilized for investments with a total carrying value of $1.9 million (December 31, 2014 - $2.8 million). For the three months ended September 30, 2015, gross revenues, costs of revenue and net losses for these investments were $nil, $1.9 million and $1.8 million, respectively (2014 – $0.8 million, $0.2 million and $1.5 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.4 million for the third quarter of 2015, compared to $0.3 million in the prior year comparative period.

Non-Controlling Interests

The Company’s condensed consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the net proceeds are classified as redeemable non-controlling interest in temporary equity as well as the impact of a non-controlling interest in its subsidiary created for the Film Fund activity. For the three months ended September 30, 2015, the net income attributable to non-controlling interests of the Company’s subsidiaries was $1.9 million (2014 — $0.4 million).

Nine Months Ended September 30, 2015 Versus Nine Months Ended September 30, 2014

The Company reported net income of $38.4 million or $0.54 per basic share and $0.53 per diluted share for the nine months ended September 30, 2015, as compared to $19.7 million or $0.28 per basic and diluted share for the nine months ended September 30, 2014. Adjusted net income, which consists of net income excluding the impact of stock-based compensation and the related tax impact, was $50.7 million or $0.70 per diluted share for the nine months ended September 30, 2015 as compared to adjusted net income of $29.2 million or $0.41 per diluted share for the nine months ended September 30, 2014. Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding stock-based compensation expense and the related tax impact, was $45.7 million, or $0.63 per diluted share, in the nine months ended September 30, 2015, as compared to adjusted net income attributable to common shareholders of $28.3 million, or $0.40 per diluted share, for the nine months ended September 30, 2014. A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measures, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Net Income	Diluted EPS		Net Income	Diluted EPS
Reported net income	$38,379	$0.53	(1)	$19,655	$0.28	(1)
Adjustments:
Stock-based compensation	14,931	0.21		11,328	0.16
Tax impact of items listed above	(2,603)	(0.04)		(1,807)	(0.03)

Adjusted net income	50,707	0.70	(1)	29,176	0.41	(1)
Net income attributable to non-controlling interests	(5,028)	(0.07)		(911)	(0.01)

Adjusted net income attributable to common shareholders	$45,679	$0.63	(1)	$28,265	$0.40	(1)

Weighted average diluted shares outstanding		71,102			69,597

(1)	Includes impact of $0.7 million (2014 — $0.3 million) of accretion charges associated with redeemable Class C shares of IMAX China.

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue		Gross Margin
(In thousands of US dollars)	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
IMAX Theater Systems
IMAX Systems
Sales and sales-type leases(1)	$53,924	$25,629	$24,720	$14,161
Ongoing rent, fees, and finance income(2)	10,708	10,272	10,111	9,799
Other	11,320	8,407	(421)	(202)

	75,952	44,308	34,410	23,758

Theater System Maintenance	27,345	25,384	9,891	8,990

Joint Revenue Sharing Arrangements	67,259	45,457	46,816	30,043

Film
Production and IMAX DMR	75,144	57,585	55,642	43,177
Film distribution and post-production	8,772	15,350	646	3,676

	83,916	72,935	56,288	46,853

	$254,472	$188,084	$147,405	$109,644

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.

(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the nine months ended September 30, 2015 increased by 35.3% to $254.5 million from $188.1 million in the same period last year, primarily due to an increase in revenues from the Company’s IMAX systems, joint revenue sharing arrangements and film production and IMAX DMR segments. The gross margin across all segments in the nine months ended September 30, 2015 was $147.4 million, or 57.9% of total revenue, compared to $109.6 million, or 58.3% of total revenue, in the nine months ended September 30, 2014. Impacting the gross margin, in the nine months ended September 30, 2015, was the installation of 8 laser-based digital upgrades which had lower margins. Gross margin, excluding the impact of these laser-based digital upgrades, was 60.4% of total revenue in the nine months ended September 30, 2015.

IMAX Systems

IMAX systems revenue increased 71.4% to $76.0 million in the nine months ended September 30, 2015, as compared to $44.3 million in the nine months ended September 30, 2014, resulting primarily from the installation in 2015 of 11 additional full, new theater systems and 8 laser-based and one xenon-based digital system upgrades under sales or sales-type lease arrangements versus the prior-year period.

Revenue from sales and sales-type leases increased 110.4% to $53.9 million in the nine months ended September 30, 2015 from $25.6 million in the nine months ended September 30, 2014. The Company recognized revenue on 31 full, new theater systems which qualified as either sales or sales-type leases in the nine months ended September 30, 2015, with a total value of $38.6 million, versus 20 full, new theater systems in the nine months ended September 30, 2014, with a total value of $23.1 million. Additionally, the Company recognized $12.3 million in total revenue from the installation of 8 laser-based and one xenon-based digital upgrade upgrades as compared to two xenon-based digital upgrades in the nine months ended September 30, 2014, with a total value of $1.7 million. Laser-based and xenon-based digital upgrades typically have lower sales prices and gross margin than full, new theater system installations. One used xenon-based digital system was installed and recognized in the nine months ended September 30, 2015 with a total value of $0.2 million as compared to none in the prior year period.

Average revenue per full, new sales and sales-type lease systems was consistent at $1.2 million for the nine months ended September 30, 2015 and 2014, respectively. The average revenue per full, new sales and sales-type lease systems varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors. Average revenue per upgrade was $1.4 million for the nine months ended September 30, 2015, as compared to $0.8 million during the nine months ended September 30, 2014, respectively. For the nine months ended September 30, 2015, the average revenue per upgrade was higher as 8 of the 9 system upgrades were for a laser-based digital system configuration which are priced higher than xenon-based digital upgrades.

The installation of theater systems in newly-built theaters or multiplexes depends primarily on the timing of the construction of those projects, which is not under the Company’s control. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangements (see discussion below) installations by theater system configuration for the nine months ended September 30, 2015 and 2014 is outlined in the table below:

	Nine Months Ended September 30,
	2015		2014
New IMAX xenon-based digital theater systems - installed and recognized
Sales and sales-types lease arrangements	32	(1)(2)	20
Joint revenue sharing arrangements	48		38

Total new theater systems	80		58

IMAX xenon-based digital theater system upgrades - installed and recognized
Sales and sales-types lease arrangements	9	(2)	2
Operating lease arrangements	2	(3)	2	(5)
Joint revenue sharing arrangements	1	(4)	2

Total upgraded theater systems	12		6

Total theater systems installed	92		64

(1)	Includes one used xenon-based digital system resulting in an addition to the Company’s commercial multiplex theater network.
(2)	Includes the installation of one new laser-based digital system and eight upgrades to a laser-based digital system.
(3)	Includes one upgrade to a laser-based digital system and one upgrade to a xenon-based digital system.
(4)	Includes one upgrade to a laser-based digital system.
(5)	Reflects xenon-based digital systems which will be upgraded to laser-based digital systems at a future date.

Settlement revenue was $0.1 million and $nil for the nine months ended September 30, 2015 and 2014, respectively.

IMAX theater systems gross margin from full, new sales and sales-type leases was 63.0% in the nine months ended September 30, 2015, which was higher than the 61.3% experienced in the nine months ended September 30, 2014. Gross margin experienced from digital upgrades was $1.8 million in the nine months ended September 30, 2015 as compared to $0.9 million in the nine months ended September 30, 2014. Gross margin from the sale of a used system was a loss of $0.2 million in the nine months ended September 30, 2015 as compared to $nil in the nine months ended September 30, 2014. Included in IMAX theater systems margin is a charge of $0.4 million for the nine months ended September 30, 2015 due to a reduction in the net realizable value of its inventories. No similar charges were recorded in the nine month period ended September 30, 2014. Gross margin varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location and other various factors.

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

Ongoing rent revenue and finance income increased to $10.7 million in the nine months ended September 30, 2015 as compared to $10.3 million in the nine months ended September 30, 2014. Gross margin for ongoing rent and finance income was $10.1 million in the nine months ended September 30, 2015 as compared to $9.8 million in the nine months ended September 30, 2014. Contingent fees included in this caption amounted to $2.0 million in the nine months ended September 30, 2015 and 2014, respectively.

Other revenue increased to $11.3 million in the nine months ended September 30, 2015, as compared to $8.4 million in the same period in 2014. Other revenue primarily includes revenue generated from the Company’s theater operations, camera rental business and after-market sales of projection system parts and 3D glasses. The growth in revenue is primarily the result of an increase in revenue from 3D glasses and higher box office generated by the films exhibited in the IMAX owned and operated theaters during the nine month period ended September 30, 2015 as compared to the prior year period.

The gross margin on other revenue was a loss of $0.4 million in the nine months ended September 30, 2015 as compared to a loss of $0.2 million in the nine months ended September 30, 2014.

Theater System Maintenance

Theater system maintenance revenue increased 7.7% to $27.3 million during the nine months ended September 30, 2015, as compared to $25.4 million during the nine months ended September 30, 2014. Theater system maintenance gross margin was $9.9 million in the nine months ended September 30, 2015, as compared to $9.0 million in the nine months ended September 30, 2014. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network and the timing and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenues from joint revenue sharing arrangements increased 48.0% to $67.3 million in the nine months ended September 30, 2015, as compared to $45.5 million in the nine months ended September 30, 2014. The Company ended the nine month period with 498 theaters operating under joint revenue sharing arrangements, as compared to 422 theaters at the end of the nine months ended September 30, 2014. The increase in revenues from joint revenue sharing arrangements was primarily due to an increase in the number of theaters in operation as compared to the prior year comparative period as well as strong box office performance in the current period as compared to the prior year comparative period. During the nine months ended September 30, 2015, the Company installed 48 full, new theaters under joint revenue sharing arrangements, as compared to 38 new theaters in the prior year comparative period.

The gross margin from joint revenue sharing arrangements in the nine months ended September 30, 2015 increased 55.8% to $46.8 million from $30.0 million in the nine months ended September 30, 2014. Included in the calculation of gross margin in the first nine months of 2015 were certain advertising, marketing and commission costs primarily associated with new theater launches of $2.7 million, as compared to $2.1 million incurred in the prior year comparative period. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses, was $49.5 million in the nine months ended September 30, 2015, compared to $32.1 million in the year ago period. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

	Nine Months Ended September 30,
(In thousands of U.S. Dollars)	2015	2014
Gross margin from joint revenue sharing arrangements	$46,816	$30,043
Add:
Advertising, marketing and commission costs	2,698	2,106

Adjusted gross margin from joint revenue sharing arrangements	$49,514	$32,149

Film

Revenue from the Company’s film segments increased to $83.9 million in the nine months ended September 30, 2015 from $72.9 million in the nine months ended September 30, 2014, primarily due to stronger film performance and continued network growth. Gross box-office generated by IMAX DMR films increased to $697.5 million for the nine months ended September 30, 2015 from $523.5 million for the nine months ended September 30, 2014, a 33.2% increase year-over-year. Film production and IMAX DMR revenues increased to $75.1 million in the nine months ended September 30, 2015 as compared to $57.6 million in the nine months ended September 30, 2014. Gross box-office per screen for the nine months ended September 30, 2015 averaged $829,000, in comparison to $727,800 in the comparable period last year. In 2015, gross box-office was generated primarily by the exhibition of 48 films to IMAX theaters (listed below), as compared to 36 films primarily exhibited during the nine months ended September 30, 2014:

Nine Months Ended September 30, 2015 – Films Exhibited	Nine Months Ended September 30, 2014 – Films Exhibited
Teenage Mutant Ninja Turtles: An IMAX 3D Experience	Despicable Me 2: An IMAX 3D Experience
Fury: The IMAX Experience	Gravity: An IMAX 3D Experience
Interstellar: The IMAX Experience	Thor: The Dark World: An IMAX 3D Experience
Big Hero 6: An IMAX 3D Experience	Ender’s Game: The IMAX Experience
Penguins of Madagascar: An IMAX 3D Experience	The Hunger Games: Catching Fire: The IMAX Experience
Exodus: Gods and Kings: An IMAX 3D Experience	The Hobbit: Desolation of Smaug: An IMAX 3D Experience
The Hobbit: The Battle of the Five Armies: An IMAX 3D	Dhoom 3: An IMAX 3D Experience
Experience	Policy Story: An IMAX 3D Experience

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

Wolf Totem: An IMAX 3D Experience

Dragon Blade: An IMAX 3D Experience

Focus: The IMAX Experience

Chappie: The IMAX Experience

Cinderella: The IMAX Experience

The Divergent Series: Insurgent: An IMAX 3D Experience

Furious 7: The IMAX Experience

The Water Diviner: The IMAX Experience

Dragon Ball Z: Resurrection of ‘F’: An IMAX 3D Experience

The Avengers: Age of Ultron: An IMAX 3D Experience

Tomorrowland: The IMAX Experience

Jurassic World: An IMAX 3D Experience

Terminator Genisys: An IMAX 3D Experience

San Andreas: An IMAX 3D Experience

Mad Max: Fury Road: An IMAX 3D Experience

Inside Out: An IMAX 3D Experience

The Maze Runner: The IMAX Experience

The Monk Comes Down the Mountain: An IMAX 3D Experience

Minions: An IMAX 3D Experience

Monster Hunt: An IMAX 3D Experience

Ant-Man: An IMAX 3D Experience

Pixels: An IMAX 3D Experience

Mission: Impossible – Rogue Nation: The IMAX Experience

Attack on Titan: Part 1:The IMAX Experience

To the Fore: The IMAX Experience

The Man from U.N.C.L.E.: The IMAX Experience

Go Away Mr. Tumor :The IMAX Experience

The Transporter Refueled :The IMAX Experience

Everest: An IMAX 3D Experience

Attack on Titan: Part 2:The IMAX Experience

Lost in Hong Kong: The IMAX Experience

The Walk: An IMAX 3D Experience

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

Lucy: The IMAX Experience

The White Haired Witch of Lunar Kingdom: An IMAX 3D Experience

Guardians of the Galaxy: An IMAX 3D Experience

Teenage Mutant Ninja Turtles: An IMAX 3D Experience

The Expendables 3: The IMAX Experience

Forrest Gump: The IMAX Experience

The Maze Runner: The IMAX Experience

The Equalizer: The IMAX Experience

Breakup Buddies: The IMAX Experience

Other revenues attributable to the film segment decreased to $8.8 million in the nine months ended September 30, 2015 from $15.4 million in the nine months ended September 30, 2014. The nine months ended September 30, 2014 includes the broad release of two IMAX original productions, Journey to the South Pacific and Island of Lemurs: Madagascar, whereas no original films were released in the current year period.

The Company’s gross margin from its film segments increased 20.1% in the nine months ended September 30, 2015 to $56.3 million from $46.9 million in the nine months ended September 30, 2014. Film production and IMAX DMR gross margin increased to $55.6 million from $43.2 million in the nine months ended September 30, 2014, primarily due to the stronger film performance of IMAX DMR films. Other gross margin attributable to the film segment was $0.6 million in the nine months ended September 30, 2015 as compared to $3.7 million in the nine months ended September 30, 2014, as no original films were released in the nine months ended September 30, 2015 compared to 2 in the prior year comparative period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $82.3 million in the nine months ended September 30, 2015 as compared to $68.3 million experienced in the prior year comparative period. Selling, general and administrative expenses excluding the impact of stock-based compensation were $67.4 million in the nine months ended September 30, 2015 as compared to $57.0 million in the nine months ended September 30, 2014. The following reflects the significant items impacting selling, general and administrative expenses as compared to the prior year period:

•	a $8.0 million increase in staff costs, including salaries and benefits;

•	a $3.6 million increase in the Company’s stock-based compensation;

•	a $0.6 million increase in advertising and promotion related activities;

•

a $0.5 million increase due to a change in foreign exchange rates. During the nine months ended September 30, 2015, the Company recorded a foreign exchange loss of $1.5 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities as compared to a loss of $1.0 million recorded in the prior year comparative period; and

•	a $1.3 million net increase including costs associated with the IMAX China IPO.

Research and Development

Research and development expenses were $9.6 million and $11.5 million in the nine months ended September 30, 2015 and 2014, respectively. These expenses are primarily attributable to the continued development of the Company’s new laser-based digital projection system. The Company developed its next-generation laser projector, which provides greater brightness and clarity, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. As of September 30, 2015, the Company had 11 and 69 laser-based digital theater systems in its network and backlog, respectively.

The Company had additional research and development throughout 2015 as the Company supported further development of the laser-based projection system. In addition, the Company plans to continue research and development activity in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing and manufacturing more IMAX cameras, enhancing the Company’s 2D and 3D image quality, expanding the applicability of the Company’s digital technology and using such technology to help expand the Company’s home entertainment platform, developing IMAX theater systems’ capabilities in both home and live entertainment, and further enhancing the IMAX theater and sound system design through the addition of more channels, improvements to the Company’s proprietary tuning system and mastering process.

Receivable Provisions, Net of Recoveries

The Company recorded receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.7 million in the nine months ended September 30, 2015 as compared to $0.6 million for the nine months ended September 30, 2014.

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

Asset impairments and Other Charges

In the nine months ended September 30, 2015, the Company recognized a $0.4 million other-than-temporary impairment of its available-for-sale investment as the value is not expected to recover its cost as compared to $0.7 million in 2014.

In the nine months ended September 30, 2015, the Company recorded a charge of $1.5 million reflecting assets that no longer meet capitalization requirements as compared to $0.5 million in 2014.

Interest Income and Expense

Interest income was $0.7 million in the nine months ended September 30, 2015 and $0.2 million in the prior year comparative period.

Interest expense was $1.2 million in the nine months ended September 30, 2015, which increased from the $0.8 million experienced in the nine months ended September 30, 2014. Included in interest expense is the amortization of deferred finance costs in the amount of $0.7 million in the nine months ended September 30, 2015 as compared to $0.4 million in the nine months ended September 30, 2014. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. For the nine months ended September 30, 2015, the Company recorded an adjustment of $5.5 million to deferred tax assets and shareholders’ equity related to excess tax benefits generated on the exercise of certain employee stock options. In conjunction with this, a provision for uncertain tax positions was also recorded in the same amount directly against shareholders’ equity.

There was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings. As at September 30, 2015, the Company had a gross deferred income tax asset of $21.8 million, against which the Company is carrying a $0.3 million valuation allowance. For the nine months ended September 30, 2015, the Company recorded an income tax provision of $12.4 million, of which a provision of $0.3 million was related to an increase in its provisions for uncertain tax positions.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. At September 30, 2015, the equity method of accounting is being utilized for investments with a total carrying value of $1.9 million (December 31, 2014 — $2.8 million). For the nine months ended September 30, 2015, gross revenues, costs of revenue and net losses for these investments were $nil, $6.4 million and $6.2 million, respectively (2014 — $3.1 million, $1.9 million and $2.5 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $1.6 million for the nine months ended September 30, 2015, as compared to $0.7 million for the nine months ended September 30, 2014.

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

Non-Controlling Interests

The Company’s condensed consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the net proceeds are classified as redeemable non-controlling interest in temporary equity as well as the impact of a non-controlling interest in its subsidiary created for the Film Fund activity. For the nine months ended September 30, 2015, the net income attributable to non-controlling interests of the Company’s subsidiaries was $5.0 million (2014 — $0.9 million).

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

Total amounts drawn and available under the Credit Facility at September 30, 2015 were $nil and $200.0 million, respectively (December 31, 2014 — $nil and $200.0 million, respectively).

Under the Credit Facility, the effective interest rate for the nine months ended September 30, 2015 for the revolving loan portion was nil, as no amounts were outstanding during the period (2014 — nil).

The Credit Facility provides that the Company will be required at all times to satisfy a Minimum Liquidity Test (as defined in the Credit Agreement) of at least $50.0 million. The Company will also be required to maintain minimum EBITDA (as defined in the Credit Agreement) of $90.0 million until December 30, 2015, which requirement increases to $100.0 million on December 31, 2015. The Company must also maintain a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 2.5:1.0 until December 30, 2015, which requirement decreases to (i) 2.25:1.0 on December 31, 2015; (ii) 2.0:1.0 on December 31, 2016; and (iii) 1.75:1.0 on December 31, 2017. The ratio of total debt to EBITDA was 0.16:1 as at September 30, 2015, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $22.3 million. EBITDA is calculated as follows:

EBITDA per Credit Facility:	For the 3 months ended September 30, 2015	For the 12 months ended September 30, 2015(1)
(In thousands of U.S. Dollars)
Net income	$10,514	$60,893
Add (subtract):
Loss from equity accounted investments	427	1,960
Provision for income taxes	2,477	20,207
Interest expense, net of interest income	241	348
Depreciation and amortization, including film asset amortization	10,200	40,215
Write-downs net of recoveries including asset impairments and receivable provisions	1,471	6,469
Stock and other non-cash compensation	4,343	19,062
EBITDA attributable to non-controlling interests(2)	(3,399)	(11,031)

	$26,274	$138,123

(1)	Ratio of total debt calculated using twelve months ended EBITDA
(2)	The EBITDA calculation specified for purposes of the minimum EBITDA covenant excludes the reduction in EBITDA from the Company’s non-controlling interests

Playa Vista Construction Financing

On October 6, 2014, IMAX PV Development Inc., a Delaware corporation (“PV Borrower”) and direct wholly-owned subsidiary of IMAX U.S.A. Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company, entered into a construction loan agreement with Wells Fargo. The construction loan (the “Playa Vista Loan”) was used to fund $22.3 million of the costs of development and construction of the West Coast headquarters of the Company, located in the Playa Vista neighborhood of Los Angeles, California (the “Playa Vista Project”).

The total cost of development of the Playa Vista Project was approximately $54.0 million, with all costs in excess of the Playa Vista Loan provided through funding by the Company. The Company began occupying the Playa Vista facility in March of 2015.

On October 19, 2015, PV Borrower converted the Playa Vista Loan from a construction loan into a permanent loan pursuant to the terms of the loan documents. Pursuant to the conversion, PV Borrower increased the principal balance of the loan by an additional $7.7 million, to $30.0 million. Prior to the conversion, the Playa Vista Loan bore interest at a variable interest rate per annum equal to 2.25% above the 30-day LIBOR rate, and PV Borrower was required to make monthly payments of interest only. However, as a result of the conversion, the interest rate decreased from 2.25% to 2.0% above the 30-day LIBOR rate, and PV Borrower will be required to make monthly payments of combined principal and interest over a 10-year term with a lump sum payment at the end of year 10. The loan is being amortized over 15 years. The Playa Vista Loan will be fully due and payable on October 19, 2025 (the “Maturity Date”) and may be prepaid at any time without premium, but with all accrued interest and other applicable payments.

The Playa Vista Loan is secured by a deed of trust from PV Borrower in favor of Wells Fargo, granting a first lien on and security interest in the Playa Vista property and the Playa Vista Project, including all improvements to be constructed thereon, and other documents evidencing and securing the loan (the “Loan Documents”). The Loan Documents include absolute and unconditional payment and completion guarantees provided by the Company to Wells Fargo for the performance by PV Borrower of all the terms and provisions of the Playa Vista Loan and an environmental indemnity also provided by the Company.

The Loan Documents contain affirmative, negative and financial covenants (including compliance with the financial covenants of the Company’s outstanding revolving and term senior secured facility with Wells Fargo), agreements, representations, warranties, borrowing conditions, and events of default customary for development projects such as the Playa Vista Project.

Total amount drawn under the construction loan as at September 30, 2015 was $22.3 million (December 31, 2014 — $4.7 million). Under the Playa Vista Loan, the effective interest rate for the nine months ended September 30, 2015 was 2.44% (2014 — n/a).

Letters of Credit and Other Commitments

As at September 30, 2015, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2014 — $nil) under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at September 30, 2015, the Company had letters of credit and advance payment guarantees outstanding of $0.3 million under the Bank of Montreal Facility (December 31, 2014 — $0.3 million).

Cash and Cash Equivalents

As at September 30, 2015, the Company’s principal sources of liquidity included cash and cash equivalents of $117.4 million, the Credit Facility, the Playa Vista Loan, anticipated collection from trade accounts receivable of $87.5 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $21.3 million and payments expected in the next 12 months on existing backlog deals. As at September 30, 2015, the Company had $22.3 million drawn on the Playa Vista Loan. There were $nil letters of credit and advance payment guarantees outstanding under the Credit Facility and $0.3 million under the Bank of Montreal Facility. Cash held outside of Canada as at September 30, 2015 was $93.9 million (December 31, 2014 — $61.0 million).

During the nine months ended September 30, 2015, the Company’s operations provided cash of $41.8 million which reflects an $18.9 million increase in inventory partly related to the roll-out of its laser-based projection system. The Company used cash of $63.0 million to fund capital expenditures, principally for the construction of the Playa Vista Project, to build equipment for use in joint revenue sharing arrangements, to purchase other intangible assets, and to purchase property, plant, and equipment. Based on management’s current operating plan for 2015, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements and to fund DMR agreements with studios. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of 48 theater systems under joint revenue sharing arrangements during the nine months ended September 30, 2015.

In October 2015, IMAX China completed the IMAX China IPO. As part of the offering, IMAX China received net proceeds of approximately $58.2 million, after deducting commissions, from the issuance of 17,825,000 new shares. IMAX Corporation, through a wholly owned subsidiary, received net proceeds of approximately $103.7 million, after deducting commissions, from the sale of 26,737,400 sale shares (after exercise in full of the over-allotment). The Company anticipates that proceeds from the IMAX China IPO will be used to expand the IMAX theater network in Greater China, to increase the number of revenue sharing arrangements with the Company’s exhibitor partners, to strengthen the Company’s cooperation with Chinese studios and filmmakers and for general corporate purposes.

In 2014, the Company announced the sale and issuance of 20.0% of the shares in IMAX China to entities owned and controlled by investors CMC and FountainVest. The sale price for the interest was $80.0 million was paid by the investors in two equal installments, the first of which was received on April 8, 2014 and the second of which was received on February 10, 2015.

In 2014, the Company’s Board of Directors approved a $150.0 million share repurchase program for shares of the Company’s common stock. Purchases under the program commenced in 2014. The share repurchase program expires June 30, 2017. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares, and the share repurchase program may be suspended or discontinued by the Company at any time. During the nine months ended September 30, 2015, the Company repurchased 1,000,000 (2014 — 85,405) common shares at an average price of $34.25 (2014 — $27.71) per share. The retired shares were purchased for $34.3 million (2014 — $2.4 million).

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

Cash provided by operating activities amounted to $41.8 million for the nine months ended September 30, 2015. Changes in other non-cash operating assets as compared to December 31, 2014 include: an increase of $12.0 million in accounts receivable; an increase of $9.9 million in financing receivables; an increase of $18.9 million in inventories; an increase of $2.2 million in prepaid expenses; and an increase of $2.6 million in other assets, which includes a $0.2 million increase in commission and other deferred selling expenses and a $2.4 million increase in other assets. Changes in other operating liabilities as compared to December 31, 2014 include: an increase in deferred revenue of $17.9 million related to backlog payments received in the current period, offset slightly by amounts relieved from deferred revenue related to theater system installations; an increase in accounts payable of $4.2 million; and a decrease of $17.8 million in accrued liabilities.

Investing Activities

Net cash used in investing activities amounted to $65.0 million in the nine months ended September 30, 2015, which includes purchases of $38.4 million in property, plant and equipment, an investment in joint revenue sharing equipment of $21.0 million and an increase in other intangible assets of $3.6 million. Included in the Company’s purchase of property, plant and equipment for the nine months ended September 30, 2015 is $26.0 million for the construction of the Playa Vista Project. In addition, the Company invested $2.0 million in new business ventures.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2015 amounted to $33.8 million as compared to $37.4 million for nine months ended September 30, 2014. In the first quarter of 2015, the Company issued common shares net of related issuance costs of $38.0 million related to the IMAX China Investment by CMC and FountainVest, which represents a non-controlling interest in IMAX China. During the nine months ended September 30, 2015, the Company also received $23.8 million from the issuance of common shares resulting from stock option exercises. Furthermore, the Company borrowed an additional $17.6 million under the Playa Vista Loan. During the nine months ended September 30, 2015, the Company spent $34.3 million to repurchase shares under the Company’s share buyback program and $10.0 million to purchase treasury stock for the settlement of restricted share units and stock options of which, $2.1 million is currently held in treasury stock for the issuance of restricted share units and stock options during the remainder of the year.

Capital Expenditures

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, other intangible assets and investments in film assets, were $75.1 million for the nine months ended September 30, 2015 as compared to $51.0 million for the nine months ended September 30, 2014. As discussed above, a portion of the Playa Vista Project was financed through a construction loan and related office facility, which has offset the cash outlay associated with the project.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations, as at September 30, 2015, are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligations	2015	2016	2017	2018	2019	Thereafter
Pension obligations (1)	$20,042	$-	$-	$20,042	$-	$-	$-
Purchase obligations	25,449	25,338	111	-	-	-	-
Playa Vista Loan(2)	22,278	-	22,278	-	-	-	-
Operating lease obligations	19,468	1,265	4,902	4,016	3,595	1,779	3,911
Postretirement benefits obligations	2,949	114	135	172	188	195	2,145

	$90,186	$26,717	$27,426	$24,230	$3,783	$1,974	$6,056

(1)

The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2016), although Mr. Gelfond has not informed the Company that he intends to retire at that time.

(2)

The Playa Vista Loan will be fully due and payable on October 19, 2025 since it was converted to a term loan on October 19, 2015. Pursuant to the conversion the principal balance of the loan increased to $30.0 million and the Company will be required to make monthly payments of combined principal and interest.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan (the “SERP”) covering Messrs. Gelfond and Wechsler. As at September 30, 2015, the Company had an unfunded and accrued projected benefit obligation of approximately $19.6 million (December 31, 2014 — $19.4 million) in respect of the SERP.

Pursuant to an employment agreement dated January 1, 2014, the term of Mr. Gelfond’s current employment agreement was extended through December 31, 2016, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, compensation earned since 2011 will not be included in calculating his entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at September 30, 2015, the Company had an unfunded benefit obligation of $2.1 million (December 31, 2014 — $2.1 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at September 30, 2015, the Company had an unfunded benefit obligation of $0.9 million (December 31, 2014 — $0.8 million).

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

For the three and nine months ended September 30, 2015, the Company recorded a foreign exchange loss of $0.5 million and loss of $1.5 million, respectively, as compared to a foreign exchange loss of $1.1 million and loss of $1.0 million for the three and nine months ended September 30, 2014, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2016 and 2017. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. All foreign currency forward contracts held by the Company as at September 30, 2015, are designated and qualify as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statement of operations. The notional value of foreign currency hedging instruments was $36.7 million as at September 30, 2015 (December 31, 2014 — $36.8 million). A loss of $2.3 million and a loss of $5.0 million was recorded to Other Comprehensive Income with respect to the depreciation/appreciation in the value of these contracts in the three and nine months ended September 30, 2015, respectively (2014 — loss of $1.3 million and loss of $1.2 million, respectively). A loss of $1.0 million and a loss of $2.2 million for the three and nine months ended September 30, 2015, respectively (2014 — loss of $0.2 million and loss of $0.8 million, respectively) was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At September 30, 2015, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros was $39.9 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2015, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $4.0 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at September 30, 2015, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at September 30, 2015, the Company had not drawn down on its Credit Facility (December 31, 2014 — $nil).

As at September 30, 2015, the Company had drawn down $22.3 million on its Playa Vista Loan (December 31, 2014 — $4.7 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in the LIBOR. The Company had variable rate debt instruments representing 10.2% and 2.4% of its total liabilities at September 30, 2015 and December 31, 2014, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately $0.3 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at September 30, 2015.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at September 30, 2015 and has concluded that, as at the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate and effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See note 8 to the accompanying condensed consolidated financial statements in Item 1 for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

This Form 10-Q should be read together with the Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which describes various risks and uncertainties to which the Company is or may become subject, and is supplemented by the discussion below. The risks described below and in the Company’s 2014 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The Company’s common stock may experience volatility as a result of IMAX China being a public company.

On October 8, 2015, IMAX China Holding, Inc. (“IMAX China”) completed an initial public offering of its ordinary shares on the Main Board of the Hong Kong Stock Exchange Limited (the “IMAX China IPO”). Following the IMAX China IPO, IMAX China became a new public company, of which the Company beneficially owns approximately 68.5%. As a public company, the price for IMAX China’s common shares may fluctuate, which may drive volatility in the Company’s common stock price. There can be no assurances regarding the impact of fluctuations in the price of IMAX China common shares on the value of the Company’s common stock. For additional information on the IMAX China IPO, arrangements between the Company and IMAX China and specific market risks please see the Company’s Current Reports on Form 8-K dated October 1, 2015 and October 10, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s common stock repurchase program activity for the three months ended September 30, 2015 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program (a)
July 1 through July 31, 2015	—	$—	—	$146,941,074
August 1 through August 31, 2015	1,000,000	$34.25	1,000,000	$112,689,079
September 1 through September 30, 2015	—	$—	—	$112,689,079

Total	1,000,000	$34.25	1,000,000

(a)

On June 16, 2014, the Company’s Board of Directors approved a $150.0 million share repurchase program for shares of the Company’s common stock, which expires June 30, 2017. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares, and the share repurchase program may be suspended or discontinued by the Company at any time. Purchases under the program commenced during the third quarter of 2014.

The total number of shares purchased during the three months ended September 30, 2015 does not include any shares received in the administration of employee share-based compensation plans.

Item	6. Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated October 28, 2015, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated October 28, 2015, by Joseph Sparacio.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated October 28, 2015, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated October 28, 2015, by Joseph Sparacio.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAX CORPORATION

Date: October 28, 2015	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: October 28, 2015	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)