Form 10-K
period 2015-12-31
IMAX CORP
filed 2016-02-24
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on June 30, 2015 was $2,433.6 million.

As of January 31, 2016, there were 69,686,502 common shares of the registrant outstanding.

Document Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed within 120 days of the close of IMAX Corporation’s fiscal year ended December 31, 2015, with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and the annual meeting of the stockholders of the registrant (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K to the extent described therein.

IMAX CORPORATION

December 31, 2015

IMAX CORPORATION

EXCHANGE RATE DATA

Unless otherwise indicated, all dollar amounts in this document are expressed in United States (“U.S.”) dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Bank of Canada (the “Noon Buying Rate”). Such rates quoted are the number of U.S. dollars per one Canadian dollar and are the inverse of rates quoted by the Bank of Canada for Canadian dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 2015 was U.S. $0.7225.

	Years Ended December 31,
	2015	2014	2013	2012	2011
Exchange rate at end of period	0.7225	0.8620	0.9402	1.0051	0.9833
Average exchange rate during period	0.7748	0.9022	0.9713	1.0006	1.0151
High exchange rate during period	0.8527	0.9422	1.0164	1.0299	1.0583
Low exchange rate during period	0.7148	0.8589	0.9348	0.9599	0.9430

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this annual report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its consolidated subsidiaries (the “Company”) and expectations regarding the Company’s future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, the signing of theater system agreements; conditions, changes and developments in the commercial exhibition industry; the performance of IMAX DMR films; the potential impact of increased competition in the markets within which the Company operates; competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; risks related to the Company’s growth and operations in China; the Company’s largest customer accounting for a significant portion of the Company’s revenue and backlog; risks related to new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security; risks related to the Company’s inability to protect the Company’s intellectual property; risks related to the Company’s implementation of a new enterprise resource planning system; general economic, market or business conditions; the failure to convert theater system backlog into revenue; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, DMR®, IMAX nXos®, IMAX think big®, think big® and IMAX Is Believing®, are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

PART I

Item 1. Business

GENERAL

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and as such, IMAX’s theater network is among the most important and successful theatrical distribution platforms for major event films around the world.

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

The Company believes the IMAX theater network is the most extensive premium theater network in the world with 1,061 theater systems (962 commercial, 99 institutional) operating in 67 countries as at December 31, 2015. This compares to 934 theater systems (828 commercial, 106 institutional) operating in 62 countries as at December 31, 2014. The success of the Company’s digital and joint revenue sharing strategies and the strength of its film slate have enabled the Company’s theater network to expand significantly since the beginning of 2008, with the Company’s overall network increasing by 255% and its commercial network increasing by 437%. In 2015 and 2014, the Company signed theater agreements for 138 and 118 theater systems, respectively, which are expected to drive additional growth in the Company’s theater network in 2016 and thereafter.

The Company has identified approximately 2,450 IMAX zones worldwide. The Company believes that these zones present the potential for the IMAX theater network to grow significantly from the 943 commercial multiplex IMAX theaters in operation as of December 31, 2015. While the Company continues to grow domestically, particularly in small to mid-tier markets, a significant portion of the Company’s recent growth has come from international markets, a trend that the Company anticipates will continue into the future. In fact, starting in 2013, revenues and gross box-office derived from outside the United States and Canada exceeded revenues and gross box-office from the United States and Canada. This trend has continued in 2014 and 2015. In 2015, 87.0% of the Company’s 138 new theater signings were for theaters in international markets. Key international growth markets include Greater China (which includes the People’s Republic of China, Hong Kong, Taiwan and Macau), Japan, Latin America (which includes South America, Central America and Mexico) and Europe.

Greater China continues to be the Company’s second-largest and fastest-growing market. In recent years, the Company’s Greater China operations have accounted for an increasingly significant portion of its overall revenues, with approximately 30% of overall revenues generated from the Company’s China operations in 2015. As at December 31, 2015, the Company had 307 theaters operating in Greater China and an additional 215 theaters (including two upgrades) in backlog, which represents 57.8% of the Company’s current backlog and which are scheduled to be installed in Greater China by 2021. The Company continues to invest in joint revenue sharing arrangements with select partners to ensure ongoing revenue in this key market. The Company’s largest single international partnership is in China with Wanda Cinema Line Corporation (“Wanda”). Wanda’s total commitment to the Company is for 210 IMAX theater systems, of which 195 theater systems are under the parties’ joint revenue sharing arrangement. Furthermore, the Company has a partnership with CJ CGV Holdings, Ltd., for a commitment of 120 IMAX theater systems, of which 100 theater systems will reside in China.

Recent developments involving the Company’s China operations include the sale and issuance of 20% of the shares of the Company’s subsidiary, IMAX China Holding, Inc. (“IMAX China”), to entities owned and controlled by CMC Capital Partners (“CMC”), an investment fund that is focused on media and entertainment, and FountainVest Partners (“FountainVest”), a China-focused private equity firm (collectively, the “IMAX China Investment”). The sale price for the interest was $80.0 million, and was paid by the investors in two equal installments on April 8, 2014 and February 10, 2015.

In addition, on October 8, 2015, IMAX China completed an initial public offering of its ordinary shares on the Main Board of the Hong Kong Stock Exchange Limited (the “IMAX China IPO”). Following the IMAX China IPO, the Company continues to indirectly own approximately 68.5% of IMAX China, which remains a consolidated subsidiary of the Company, while CMC and FountainVest continue to own approximately 5.7% each of IMAX China.

The Company believes that there have been a number of financial, strategic and operating benefits resulting from both the IMAX China Investment and the IMAX China IPO. With respect to the IMAX China Investment, the Company believes that the investors’ knowledge of, and influence in, the Chinese media and entertainment industry has contributed to the continued expansion of IMAX’s theater network in China and the further strengthening of the Company’s government and industry relationships. In addition, the Company believes that the IMAX China IPO provides investors the ability to directly access and evaluate the IMAX China business, and provides greater clarity into the business’s performance in the fastest-growing entertainment market in the world.

The Company believes that the China market presents opportunities for additional growth with favorable market trends, including government initiatives to foster cinema screen growth, to support the film industry and to increase the number of Hollywood films distributed in China. Such initiatives include a 2012 agreement between the U.S. and Chinese governments to permit 14 additional IMAX or 3D format films to be distributed in China each year and to permit distributors to receive higher distribution fees. The Company cautions, however, that its increasing dependence on its operations in China involve a number of risks. See Risk Factors – “The Company faces risks in connection with the continued expansion of its business in China” in Item 1A.

Over the years, several technological breakthroughs have established IMAX as an important distribution platform for Hollywood’s biggest event films. These include:

•	DMR – IMAX’s proprietary DMR technology digitally converts live-action digital films or 35mm to its large-format, while meeting the Company’s high standards of image and sound quality. In a typical IMAX DMR film arrangement, the Company will receive a percentage, which in recent years has ranged from 10-15%, of net box-office receipts of a film from the film studio in exchange for the conversion of the film to the IMAX DMR format and for access to the IMAX distribution platform. At December 31, 2015, the Company had released 241 IMAX DMR films since the introduction of IMAX DMR in 2002. The number of films released on an annual basis that have been converted through the DMR process has increased significantly in recent years with the advent of digital technology that has reduced the DMR conversion time and with the strengthening of the Company’s relationships with major Hollywood studios. Accordingly, 44 films converted through the IMAX DMR process were released in 2015, as compared to six in 2007.

•	IMAX Xenon-based Digital Projection System – The Company introduced its xenon-based digital projection system in 2008. Prior to 2008, all of IMAX’s large format projectors were film-based and required analog film prints. The IMAX xenon-based digital projection system, which operates without the need for such film prints, was designed specifically for use by commercial multiplex operators and allows operators to reduce the capital and operating costs required to run an IMAX theater without sacrificing the image and sound quality of The IMAX Experience. By making The IMAX Experience more accessible for commercial multiplex operators, the introduction of the IMAX xenon-based digital projection system paved the way for a number of important joint revenue sharing arrangements which have allowed the Company to rapidly expand its theater network. Since announcing that the Company was developing xenon-based digital projection technology, the vast majority of the Company’s theater system signings have been for xenon-based digital systems. As at December 31, 2015, the Company has signed agreements for 1,287 xenon-based digital systems since 2007, 127 of which were signed in 2015 alone. As at December 31, 2015, 939 IMAX xenon-based digital projection systems were in operation, an increase of 14.9% over the 817 xenon-based digital projection systems in operation as at December 31, 2014 and 348 IMAX xenon-based digital projection systems were in backlog as compared to 326 xenon-based digital systems in backlog as at December 31, 2014.

•	IMAX Laser-based Digital Projection System – As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. Accordingly, one of the Company’s key short-term initiatives has been the development of its next-generation laser-based digital projection system, which it began rolling out at the end of 2014. In order to develop the laser-based digital projection system, the Company obtained exclusive rights to certain laser projection technology and other technology with applicability in the digital cinema field from Eastman Kodak Company (“Kodak”) in 2011 and entered a co-development arrangement with Barco N.V. (“Barco”) to co-develop a laser-based digital projection system that incorporates Kodak technology in 2012. Furthermore, in 2014, the Company announced an agreement with Necsel IP, Inc. (“Necsel”) to be the exclusive worldwide provider of specified lasers for IMAX’s laser-based digital projection systems in exchange for preferred pricing and supply terms. The Company believes that these arrangements with Kodak, Barco and Necsel enable IMAX laser-based digital projectors to present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The laser projection solution is the first IMAX digital projection system capable of illuminating the largest screens in its network. As of December 31, 2015, 18 laser-based digital theater systems were operational.

The Company is also undertaking new lines of business, particularly in the area of home entertainment. In 2013, the Company announced new home theater initiatives, including a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater system. In June 2015, the Company and TCL unveiled the new premium home theater system in Shanghai, and expect to focus sales of the new system in China, the Middle East and other select global markets. To date, the Company has signed agreements for more than 80 premium home theater systems. Beyond its premium home theater system, the Company is also developing other components of a broader home entertainment platform designed to allow consumers to experience elements of The IMAX Experience® in their homes.

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

In 2014, the Company announced the creation of the IMAX Original Film Fund (the “Film Fund”) to co-finance a portfolio of 10 original large-format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company, which will contribute $9.0 million to the Film Fund over five years starting in 2014, anticipates the

Film Fund will be self-perpetuating, with a portion of box office proceeds reinvested into the Film Fund to generate a continuous, steady flow of high-quality documentary content.

Furthermore, on June 16, 2015, the Company announced the creation of the IMAX China Film Fund (the “China Film Fund”) with its subsidiary IMAX China and its partner CMC to help fund Mandarin language commercial films. The China Film Fund, which is expected initially to be capitalized with $50.0 million, will target productions that can leverage the Company’s brand, relationships, technology and release windows in China.

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

IMAX Theater Systems, Theater System Maintenance and Joint Revenue Sharing Arrangements

The Company’s primary products are its theater systems. The Company’s digital projection systems include a projector that offers superior image quality and stability and a digital theater control system; a six or twelve-channel, digital audio system delivering up to 12,000 watts of sound; a screen with a proprietary coating technology, and, if applicable, 3D glasses cleaning equipment. IMAX’s digital projection system also operates without the need for analog film prints. Traditional IMAX film-based theater systems contain the same components as the digital projection systems but include a rolling loop 15/70-format projector and require the use of analog film prints. Since its introduction in 2008, the vast majority of the Company’s theater sales have been digital systems. Furthermore, a majority of the Company’s existing film-based theater systems have been upgraded, at a cost to the exhibitor, to an IMAX digital system. As part of the arrangement to sell or lease its theater systems, the Company provides extensive advice on theater planning and design and supervision of installation services. Theater systems are also leased or sold with a license for the use of the world-famous IMAX brand. IMAX theater systems consist of the following configurations:

•	IMAX digital systems, which are digital-based theater systems, represent 90.2% of the IMAX theater network;

•	IMAX GT projection systems, which are film-based theater systems for the largest IMAX theaters;

•	IMAX SR systems, which are film-based theater systems for smaller theaters than the IMAX GT systems; and

•	theater systems featuring heavily curved and tilted screens that are used in dome-shaped theaters.

The Company has installed 18 laser-based digital theater systems and is expecting the roll-out of additional laser-based digital systems in 2016.

The Company’s digital projection system provides a premium and differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand, while providing for the compelling economics and flexibility that digital technology affords. The relatively low cost of a digital file delivery (approximately $100 per movie per system compared to $30 thousand per 2D print and $60 thousand per 3D print for an IMAX analog film print) ensures programming flexibility, which in turn allows theaters to program significantly more IMAX DMR films per year. More programming increases customer choice and potentially increases total box-office revenue significantly. In 2015, 44 films converted through the IMAX DMR process were released to the IMAX theater network as compared to six films in 2007. To date, the Company has contracted for the release of 26

DMR titles to its theater network for 2016; however, the Company expects a similar number of films to be released to the network in 2016 as experienced in 2015. The Company remains in active discussions with all the major studios regarding future titles for 2016 and beyond. Furthermore, the Company expects to announce both additional local language IMAX DMR films and original and alternative content to be released to the IMAX theater network in 2016 and beyond. Supplementing the Company’s film slate of Hollywood DMR titles with appealing local DMR titles is an important component of the Company’s international film strategy.

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

Sales-type leases typically have an initial 10-year term and are typically renewable by the customer for one or more additional 5 to 10-year terms. Under the terms of the typical lease agreement, the title to the theater system equipment (including the projector, the sound system and the projection screen) remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are generally not cancelable by the customer unless the Company fails to perform its obligations.

Under a sales agreement, by contrast, the title to the theater system equipment components passes to the customer. In certain instances, however, the Company retains title or a security interest in the equipment until the customer has made all payments required under the agreement.

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

Under the significant majority of joint revenue sharing arrangements (both traditional and hybrid), the initial non-cancellable term of IMAX theater systems is 10 years or longer, and is renewable by the customer for one to two additional terms of between three to five years. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are non-cancellable by the customer unless the Company fails to perform its obligations. In rare cases, the contract provides certain performance thresholds that, if not met by either party, allow the other party to terminate the agreement. By offering arrangements in which exhibitors do not need to invest the significant initial capital required of a sales-type lease or a sale arrangement, the Company has been able to expand its theater network at a significantly faster pace than it had previously. As at December 31, 2015, the Company has entered into joint revenue sharing arrangements for 741 systems with 43 partners, 529 of which were in operation as at December 31, 2015.

In 2012, Dalian Wanda Group Co., Ltd. (“Dalian Wanda”), the parent company of Wanda, acquired AMC Entertainment Holdings, Inc. (“AMC”). Under common ownership, Wanda and AMC together is the Company’s largest customer, representing approximately 16.0%, 14.5% and 13.9% of the Company’s total revenue in 2015, 2014 and 2013, respectively. In addition, Wanda and AMC together represented approximately 31.1% of the commercial network and 18.8% of the Company’s backlog as of December 31, 2015. See Risk Factors – “Under common ownership, Wanda and AMC together account for a significant and growing portion of the Company’s revenue and backlog. A deterioration in the Company’s relationship with Wanda and/or AMC could materially, adversely affect the Company’s business, financial condition or results of operations.” in Item 1A.

Sales Backlog.

The Company’s sales backlog is as follows:

	December 31, 2015			December 31, 2014
	Number of Systems		Dollar Value (in thousands)	Number of Systems		Dollar Value (in thousands)
Sales and sales-type lease arrangements	160		$207,858	176		$223,482
Joint revenue sharing arrangements	212		63,056	221		45,648
	372	(1)(2)	$270,914	397	(1)(3)	$269,130

(1)	Includes 24 laser-based digital theater system configurations (2014 – 71), including upgrades. The Company continues to develop and roll out its laser-based digital projection system. See “Research and Development” in this Part I for additional information.
(2)	Includes 15 upgrades to a digital theater system, in existing IMAX theater locations (two xenon and 13 laser).
(3)	Includes 27 upgrades to a digital theater system, in existing IMAX theater locations (two xenon and 25 laser, of which four are under joint revenue sharing arrangements).

The number of theater systems in the backlog reflects the minimum number of commitments under signed contracts. The dollar value fluctuates depending on the number of new theater system arrangements signed from year to year, which adds to backlog and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated theater. Sales backlog includes initial fees along with the estimated present value of contractual ongoing fees due over the lease term, however it excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that may be received in the future. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, operating leases, letters of intent or long-term conditional theater commitments. The value of theaters under joint revenue sharing arrangements is excluded from the dollar value of sales backlog, although certain theater systems under joint revenue sharing arrangements provide for contracted upfront payments and therefore carry a backlog value based on those payments. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.

The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as at December 31:

	2015			2014
	Theater Network Base	Backlog		Theater Network Base	Backlog

Flat Screen (2D)	12	—		14	—
Dome Screen (2D)	53	—		56	—
IMAX 3D Dome (3D)	2	—		2	—
IMAX 3D GT (3D)	24	—		29	—
IMAX 3D SR (3D)	13	—		16	—
IMAX Digital: Xenon (3D)	939	348	(1)	817	326	(3)
IMAX Digital: Laser (3D)	18	24	(2)	—	71	(4)

Total	1,061	372		934	397

(1)	Includes two upgrades from film-based theater systems to xenon-based digital theater systems in existing IMAX theater locations (one commercial and one institutional).
(2)	Backlog includes 13 upgrades to laser-based digital theater systems from xenon-based digital theater systems in existing IMAX theater locations (three commercial and 10 institutional).
(3)	Includes two upgrades from film-based theater systems to xenon-based digital theater systems in existing IMAX theater locations (all institutional).
(4)	Backlog includes 25 upgrades to laser-based digital theater systems from xenon-based digital theater systems in existing IMAX theater locations (12 commercial and 13 institutional).

The Company estimates that it will install 135 to 140 new theater systems (excluding upgrades) in 2016. The Company’s installation estimates includes scheduled systems from backlog, as well as the Company’s estimate of installations from arrangements that will sign and install in the same calendar year. The Company cautions, however, that theater system installations may slip from period to period over the course of the Company’s business, usually for reasons beyond its control.

IMAX Digital: Xenon Theater Systems. In July 2008, the Company introduced a proprietary IMAX xenon-based digital projection system that it believes delivers higher quality imagery compared with other digital systems and that is consistent with the Company’s brand. As at December 31, 2015, the Company had installed 939 xenon-based digital theater systems, including 156 upgrades, and has an additional 348 xenon-based digital theater systems in its backlog.

IMAX Digital: Laser Theater Systems. One of the Company’s key initiatives has been the development of a next-generation laser-based digital projection system, which it began rolling out at the end of 2014. The Company believes the IMAX laser-based digital projectors present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology, capable of illuminating the largest screens in the IMAX theater network. As at December 31, 2015, the Company had installed 18 laser-based digital systems.

IMAX Flat Screen and IMAX Dome Theater Systems. As at December 31, 2015, there were 67 IMAX flat screen and IMAX Dome theater systems in the IMAX network, as compared to 72 IMAX flat screen and IMAX Dome theater systems as at December 31, 2014. IMAX flat screen and IMAX Dome systems primarily have been installed in institutions such as museums and science centers. Flat screen IMAX theaters were introduced in 1970, while IMAX Dome theaters, which are designed for tilted dome screens, were introduced in 1973. There have been several significant proprietary and patented enhancements to these systems since their introduction. With the introduction of the IMAX digital theater systems, there has been a decrease in the number of IMAX flat screen theater systems in the network.

IMAX 3D GT and IMAX 3D SR Theater Systems. IMAX 3D theaters utilize a flat screen 3D system, which produces realistic 3D images on an IMAX screen. As at December 31, 2015, there were 37 IMAX 3D GT and IMAX 3D SR theater systems in operation compared to 45 IMAX 3D GT and IMAX 3D SR theater systems in operation as at December 31, 2014. The decrease in the number of 3D GT and 3D SR theater systems is largely attributable to the conversion of existing 3D GT and 3D SR theater systems to IMAX digital theater systems.

Films

Film Production and Digital Re-mastering (IMAX DMR)

In 2002, the Company developed a proprietary technology to digitally re-master Hollywood films into IMAX digital cinema package format or 15/70-format film for exhibition in IMAX theaters at a modest cost that is incurred by the Company. This system, known as IMAX DMR, digitally enhances the image resolution of motion picture films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. This technology has enabled the IMAX theater network to release Hollywood films simultaneously with their broader domestic release. The development of this technology was critical in helping the Company execute its strategy of expanding its commercial theater network by establishing IMAX theaters as a key, premium distribution platform for Hollywood films. In a typical IMAX DMR film arrangement, the Company receives a percentage, which in recent years has ranged between 10-15%, of net box-office receipts of any commercial films released in the IMAX network from the applicable film studio for the conversion of the film to the IMAX DMR format and for access to the Company’s premium distribution and marketing platform.

Other factors beyond the IMAX DMR format, and IMAX’s proprietary projection and sound technology, further differentiate IMAX content from other film content. Filmmakers are choosing IMAX cameras to shoot selected scenes to increase the audience’s immersion in the film and are taking advantage of the unique dimensions of the IMAX screen by shooting the film in a larger aspect ratio. Certain films also enjoy early release windows in IMAX, including Everest: An IMAX 3D Experience and The Walk: The IMAX Experience, which were released one week early in IMAX theaters in September 2015. Several recent films have featured select sequences shot with IMAX cameras including Star Wars: The Force Awakens: An IMAX 3D Experience, released in December 2015; Interstellar: The IMAX Experience, released in November 2014; Transformers: Age of Extinction: An IMAX 3D Experience, released in June 2014; The Hunger Games: Catching Fire: The IMAX Experience, released in November 2013; and Star Trek Into Darkness: An IMAX 3D Experience, released in May 2013. Several upcoming films, including Captain America: Civil War: An IMAX 3D Experience and Batman v Superman: Dawn of Justice: An IMAX 3D Experience will contain certain sequences shot using the IMAX cameras. In addition, Marvel’s Avengers: Infinity War — Part 1: An IMAX 3D Experience and Avengers: Infinity War — Part 2: An IMAX 3D Experience are expected to be shot in their entireties using the IMAX cameras, which is the first time a full feature length movie will be filmed with the IMAX cameras. In addition, several recent movies, including Tomorrowland: The IMAX Experience, released in May 2015, Guardians of the Galaxy: An IMAX 3D Experience, released in August 2014, and Oblivion: The IMAX Experience, released in 2013 have featured footage taking advantage of the larger projected IMAX aspect ratio. IMAX theaters therefore serve as an additional distribution platform for Hollywood films, just as home video and pay-per-view are ancillary distribution platforms. In some cases, the Company may also have certain distribution rights to the films produced using its IMAX DMR technology.

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

The first IMAX DMR film, Apollo 13: The IMAX Experience, produced in conjunction with Universal Pictures and Imagine Entertainment, was released in September 2002 to 48 IMAX theaters. One of the more recent IMAX DMR films, Spectre: The IMAX

Experience was released in November 2015 to 903 IMAX theaters. Since the release of Apollo 13: The IMAX Experience, to December 31, 2015, an additional 240 IMAX DMR films have been released to the IMAX theater network.

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

The original soundtrack of a film to be released to the IMAX network is re-mastered for the IMAX six or twelve-channel digital sound systems in connection with the IMAX DMR release. Unlike the soundtracks played in conventional theaters, IMAX re-mastered soundtracks are uncompressed and full fidelity. IMAX sound systems use proprietary loudspeaker systems and proprietary surround sound configurations that ensure every theater seat is in a good listening position.

The Company believes that the growth in international box-office will continue to be an important driver of future growth for the Company. In fact, during the year ended December 31, 2015, 60.8% of the Company’s gross box-office from IMAX DMR films was generated in international markets. To support growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets. In 2015, the Company released eleven local language IMAX DMR films, including eight in China and three in Japan, and in 2014, the Company released seven local language IMAX DMR films, including six in China and one in India.

In 2015, 44 films were converted through the IMAX DMR process and released to theaters in the IMAX network by film studios as compared to 40 films in 2014. These films were:

•	Taken 3: The IMAX Experience (20th Century Fox, January 2015, select international markets);

•	American Sniper: The IMAX Experience (Warner Bros. Pictures, January 2015);

•	Game of Thrones: The IMAX Experience (Season 4, Episodes 9 and 10)(Warner Bros. Pictures, January 2015);

•	Kingsman: The Secret Service: The IMAX Experience (20th Century Fox, January 2015, international only);

•	Jupiter Ascending: An IMAX 3D Experience (Warner Bros. Pictures, February 2015);

•	Fifty Shades of Grey: The IMAX Experience (Universal Studios, February 2015, Domestic only);

•	Wolf Totem: An IMAX 3D Experience (China Film Group, February 2015, China only);

•	Dragon Blade: An IMAX 3D Experience (Shanghai Film Group, February 2015, China only);

•	Focus: The IMAX Experience (Warner Bros. Pictures, February 2015);

•	Chappie: The IMAX Experience (Sony Pictures Entertainment, March 2015);

•	Cinderella: The IMAX Experience (Walt Disney Studios, March 2015);

•	The Divergent Series: Insurgent: An IMAX 3D Experience (Summit Entertainment, March 2015);

•	Furious 7: The IMAX Experience (Universal Studios, April 2015);

•	The Water Diviner: The IMAX Experience (Warner Bros. Pictures, April 2015);

•	Dragon Ball Z: Revival of ‘F’: An IMAX 3D Experience (Toei Animation, April 2015, Japan only);

•	The Avengers: Age of Ultron: An IMAX 3D Experience (Walt Disney Studios, May 2015);

•	Tomorrowland: The IMAX Experience (Walt Disney Studios, May 2015);

•	San Andreas: An IMAX 3D Experience (Warner Bros. Pictures, May 2015);

•	Mad Max: Fury Road: An IMAX 3D Experience (Warner Bros. Pictures, May 2015);

•	Inside Out: An IMAX 3D Experience (Walt Disney Pictures, June 2015, select theaters);

•	The Monk Comes Down the Mountain: An IMAX 3D Experience (Columbia Pictures, June 2015, China only);

•	Jurassic World: An IMAX 3D Experience (Universal Studios, June 2015);

•	Minions: An IMAX 3D Experience (Universal Pictures, July 2015, international only);

•	Terminator Genisys: The IMAX Experience (Paramount Pictures, July 2015);

•	Monster Hunt: An IMAX 3D Experience (Edko Films, July 2015, China only);

•	Ant Man: An IMAX 3D Experience (Walt Disney Pictures, July 2015);

•	Pixels: An IMAX 3D Experience (Sony Pictures, July 2015);

•	Mission: Impossible — Rogue Nation: The IMAX Experience (Paramount Pictures, July 2015);

•	Attack on Titan: Part 1: The IMAX Experience (Toho Pictures, August 2015, Japan only);

•	To the Fore: The IMAX Experience (Emperor Motion Pictures, August 2015, China only);

•	The Man from U.N.C.L.E: The IMAX Experience (Warner Bros. Pictures, August 2015);

•	Go Away Mr. Tumor: The IMAX Experience (Wanda Media Co. Ltd., August 2015, China only);

•	The Transporter Refueled: The IMAX Experience (EuropaCorp, September 2015);

•	Everest: An IMAX 3D Experience (Universal Studios, September 2015);

•	Attack on Titan: Part 2: The IMAX Experience (Toho Pictures, September 2015, Japan only);

•	Lost in Hong Kong: The IMAX Experience (PULIN Production, September 2015, China only);

•	The Walk: The IMAX Experience (Sony Pictures Entertainment, October 2015);

•	Crimson Peak: The IMAX Experience (Universal Studios, October 2015);

•	The Martian: An IMAX 3D Experience (20th Century Fox, October 2015);

•	Spectre: The IMAX Experience (Sony Pictures Entertainment, November 2015);

•	The Hunger Games: Mockingjay Part 2: An IMAX 3D Experience (Lionsgate, November 2015);

•	In the Heart of the Sea: An IMAX 3D Experience (Warner Bros. Pictures, December 2015);

•	Star Wars: The Force Awakens: An IMAX 3D Experience (Walt Disney Studios, December 2015); and

•	Mojin: The Lost Legend (aka “The Ghouls”): An IMAX 3D Experience (Wanda Media Co. Ltd., China only).

To date, the Company has announced the following 26 DMR titles to be released in 2016 to the IMAX theater network:

•	The Revenant: The IMAX Experience (20th Century Fox , January 2016);

•	The Finest Hours: An IMAX 3D Experience (Walt Disney Studios, January 2016);

•	Kung Fu Panda 3: An IMAX 3D Experience (Oriental Dreamworks, January 2016, China only);

•	The Monkey King 2: An IMAX 3D Experience (Filmko Entertainment, February 2016, China only);

•	Crouching Tiger, Hidden Dragon: Sword of Destiny: An IMAX 3D Experience (Netflix Distribution, LLC, February 2016);

•	Deadpool: The IMAX Experience (20th Century Fox, February 2016);

•	Gods of Egypt: An IMAX 3D Experience (Lionsgate Entertainment, February 2016);

•	Zootopia: An IMAX 3D Experience (Walt Disney Studios, February 2016);

•	10 Cloverfield Lane: The IMAX Experience (Paramount Pictures, March 2016);

•	The Divergent Series: Allegiant: The IMAX Experience (Lionsgate Entertainment, March 2016);

•	Batman v Superman: Dawn of Justice: An IMAX 3D Experience (Warner Bros. Pictures, March 2016);

•	The Crew: An IMAX 3D Experience (Russia-1 Channel, April 2016);

•	The Jungle Book: An IMAX 3D Experience (Walt Disney Studios, April 2016);

•	Captain America: Civil War: An IMAX 3D Experience (Walt Disney Studios, May 2016);

•	Alice in Wonderland: Through the Looking Glass: An IMAX 3D Experience (Walt Disney Studios, May 2016);

•	Warcraft: An IMAX 3D Experience (Universal Studios, June 2016);

•	Finding Dory: An IMAX 3D Experience (Walt Disney Studios, June 2016);

•	Independence Day Resurgence: An IMAX 3D Experience (20th Century Fox, June 2016);

•	The Legend of Tarzan: An IMAX 3D Experience (Warner Bros. Pictures, July 2016);

•	Star Trek Beyond: An IMAX 3D Experience (Paramount Pictures, July 2016);

•	Suicide Squad: An IMAX 3D Experience (Warner Bros. Pictures, August 2016);

•	Deepwater Horizon: The IMAX Experience (Lionsgate Entertainment, September 2016);

•	The Duelist: The IMAX Experience (Non-Stop Production LLC, October 2016, Russia only);

•	Doctor Strange: An IMAX 3D Experience (Walt Disney Studios, November 2016);

•	Fantastic Beasts and Where to Find Them: An IMAX 3D Experience (Warner Bros. Pictures, November 2016); and

•	Rogue One: A Star Wars Story: An IMAX 3D Experience (Walt Disney Studios, December 2016).

In addition, the Company will be releasing an IMAX original production, A Beautiful Planet, on April 29, 2016 and a documentary film, Voyage of Time, on October 7, 2016.

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate, and anticipates that a similar number of IMAX DMR films will be released to the IMAX theater network in 2016 to the films that were released to the IMAX theater network in 2015.

The Company also expects to announce both additional local language IMAX DMR films and original and alternative content to be released to the IMAX theater network in 2016 and beyond. Supplementing the Company’s film slate of Hollywood DMR titles with appealing local DMR titles is an important component of the Company’s international film strategy.

Film Distribution

The Company is also a distributor of large-format films, primarily for its institutional theater partners. The Company generally distributes films which it produces or for which it has acquired distribution rights from independent producers. The Company receives either a percentage of the theater box-office receipts or a fixed amount as a distribution fee.

Films produced by the Company are typically financed through third parties, whereby the Company will generally receive a film production fee in exchange for producing the film and a distribution fee for distributing the film. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. As at December 31, 2015, the Company’s film library consisted of 529 large-format films, which cover such subjects as space, wildlife, music, history and natural wonders. The Company currently has distribution rights with respect to 45 of such films. Large-format films that have been successfully distributed by the Company include: Island of Lemurs: Madagascar, which was released in April 2014 and has grossed over $12.4 million as at the end of 2015; Journey to the South Pacific, which had a limited release in November 2013 and a broader release in 2014 and has grossed $11.4 million as at the end of 2015; To the Arctic 3D, which was released in April 2012 and has grossed over $23.3 million as at the end of 2015; Born to be Wild 3D, which was released by the Company and Warner Bros. Pictures (“WB”) in April 2011 and has grossed over $39.6 million as at the end of 2015; Hubble 3D, which was released by the Company and WB in March 2010 and has grossed over $71.0 million as at the end of 2015; Under the Sea 3D, which was released by the Company and WB in February 2009 and has grossed over $52.3 million as at the end of 2015; Deep Sea 3D, which was released by the Company and WB in March 2006 and has grossed more than $96.7 million as at the end of 2015; SPACE STATION, which was released in April 2002 and has grossed over $127.5 million as at the end of 2015 and T-REX: Back to the Cretaceous, which was released by the Company in 1998 and has grossed over $104.0 million as at the end of 2015. Large-format films have significantly longer exhibition periods than conventional commercial films and many of the films in the large-format library have remained popular for many decades, including the films To Fly! (1976), Grand Canyon — The Hidden Secrets (1984) and The Dream Is Alive (1985).

Film Post-Production

IMAX Post/DKP Inc., a wholly-owned subsidiary of the Company, provides film post-production and quality control services for large-format films (whether produced internally or externally), and digital post-production services.

Other

Theater Operations

As at December 31, 2015 and 2014, the Company had three owned and operated theaters on leased premises, respectively. In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses. The Company also provides management services to two theaters.

Cameras

The Company rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company also provides production technical support and post-production services for a fee. All IMAX 2D and 3D film cameras run 65mm negative film, exposing 15 perforations per frame and resulting in an image area nearly 10x larger than standard 35mm film. The Company believes that its film-based 3D camera, which is a patented, state-of-the-art dual and single filmstrip 3D camera, is among the most advanced motion picture cameras in the world and is the only 3D camera of its kind. The IMAX 3D camera simultaneously shoots left-eye and right-eye images and enables filmmakers to access a variety of locations, such as underwater or aboard aircraft. The Company has also developed a high speed 3D digital camera which utilizes a pair of the world’s largest digital sensors.

Due to the increasing success major Hollywood filmmakers have had with IMAX cameras, the Company has identified the development and manufacture of additional IMAX cameras as an important research and development initiative.

The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers.

MARKETING AND CUSTOMERS

The Company markets its theater systems through a direct sales force and marketing staff located in offices in Canada, the United States, Greater China, Europe and Asia. In addition, the Company has agreements with consultants, business brokers and real estate professionals to locate potential customers and theater sites for the Company on a commission basis. In 2015, concurrent with the release of Star Wars: The Force Awakens: An IMAX 3D Experience, the Company launched a new “IMAX Movies” brand campaign and a new website designed to reinforce the IMAX difference and a love of movies the Company shares with its fans and with filmmakers. Throughout 2016, an integrated brand campaign is scheduled to include events, local activations, social media, in-theater marketing and traditional and digital advertising. Supported by an updated roster of world-class agencies and a seasoned team of marketing executives, IMAX is committed to investing in the brand on a worldwide basis in 2016 and beyond.

The commercial multiplex theater segment of the Company’s theater network is now its largest segment, comprising 943 IMAX theaters, or 88.9%, of the 1,061 IMAX theaters open as at December 31, 2015. The Company’s institutional customers include science and natural history museums, zoos, aquaria and other educational and cultural centers. Over the last several years the Company has not been able to digitally upgrade many of the institutional locations due to the size of the screens. The development of the IMAX digital laser-based system, which was recently demonstrated to members of the institutional community, and the completion of the Film Fund should assist in supporting this segment of the Company’s customer base. The Company also sells or leases its theater systems to theme parks, private home theaters, tourist destination sites, fairs and expositions (the Commercial Destination segment). At December 31, 2015, approximately 58.5% of all opened IMAX theaters were in locations outside of the United States and Canada.

The following table outlines the breakdown of the theater network by type and geographic location as at December 31:

	2015 Theater Network Base				2014 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	342	6	45	393	329	6	50	385
Canada	37	2	8	47	36	2	8	46
Greater China(1)	290	—	17	307	215	—	19	234
Asia (excluding Greater China)	81	3	6	90	68	3	6	77
Western Europe	69	7	10	86	56	7	10	73
Russia & the CIS	49	—	—	49	45	—	—	45
Latin America(2)	35	—	11	46	31	—	11	42
Rest of the World	40	1	2	43	29	1	2	32

Total	943	19	99	1,061	809	19	106	934

(1)	Greater China includes the People’s Republic of China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

For information on revenue breakdown by geographic area, see note 19 to the accompanying audited consolidated financial statements in Item 8. The Company’s foreign operations are subject to certain risks. See “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations sales and future growth prospects” and “Risk Factors – The Company faces risks in connection with the continued expansion of its business in China” in Item 1A. The Company’s two largest customers as at December 31, 2015, collectively represent 36.6% of the Company’s network base of theaters, 18.8% of the Company’s theater system backlog and 20.0% of revenues.

INDUSTRY AND COMPETITION

In recent years, as the motion picture industry has transitioned from film projection to digital projection, a number of companies have introduced digital 3D projection technology and, since 2008, an increasing number of Hollywood features have been exhibited using these technologies. According to the National Association of Theater Owners, as at December 31, 2015, there were approximately 16,770 conventional-sized screens in North American multiplexes equipped with such digital 3D systems. In 2008, the Company introduced its proprietary digitally-based projector which is capable of 2D and 3D presentations on large screens and which comprises the majority of its current theater system sales. Over the last several years, a number of commercial exhibitors have introduced their own large screen branded theaters, while certain projection manufacturers and entertainment technology companies have also announced their own proprietary theater systems. The Company believes that all of these alternative film formats deliver images and experiences that are inferior to The IMAX Experience.

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

THE IMAX BRAND

IMAX is a world leader in entertainment technology. The Company relies on its brand to communicate its leadership and singular goal of creating entertainment experiences that exceed all expectations. Top filmmakers and studios use the IMAX brand to message that a film will connect with audiences in unique and extraordinary ways. The IMAX brand is a promise to deliver what today’s movie audiences crave — a memorable, more emotionally engaging, more thrilling and shareable experience. Consumer research conducted in six countries worldwide by a leading third-party research firm shows that the IMAX brand has near universal awareness, creates a special experience and is by far the most differentiated movie-going brand. On a standardized measure of brand equity, the IMAX brand ranged from two to ten times more powerful than other exhibition and entertainment technology brands. The Company believes that its strong brand equity supports consumers’ predisposition to choose IMAX over competing brands and to pay a premium for The IMAX Experience now and into the future. IMAX brand strength is evidenced by growing market share, high average ticket prices and per screen averages that outperform the industry.

In 2015, concurrent with the release of Star Wars: The Force Awakens: An IMAX 3D Experience, the Company launched a new “IMAX Movies” brand campaign and a new website designed to reinforce the IMAX difference and a love of movies the Company shares with its fans and with filmmakers. Throughout 2016, an integrated brand campaign is scheduled to include events, local activations, social media, in-theater marketing and traditional and digital advertising. Supported by an updated roster of world-class agencies and a seasoned team of marketing executives, IMAX is committed to investing in the brand on a worldwide basis in 2016 and beyond.

RESEARCH AND DEVELOPMENT

The Company believes that it is one of the world’s leading entertainment technology companies with significant proprietary expertise in digital and film-based projection and sound system component design, engineering and imaging technology, particularly in 3D. During 2013 and 2014, the Company increased its level of research and development in order to develop its next-generation laser-based projection system. The laser-based projection system provides greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. The Company intends for additional research and development to continue in 2016 to support the further development of the laser-based digital projection system. In addition, the Company plans to continue research and development activity in the future in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing and manufacturing more IMAX cameras, enhancing the Company’s 2D and 3D image quality, expanding the applicability of the Company’s digital technology, and using such technology to help expand the Company’s home entertainment platform, developing IMAX theater systems’ capabilities in both home and live entertainment and further enhancing the IMAX theater and sound system design through the addition of more channels, improvements to the Company’s proprietary tuning system and mastering processes.

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

In 2009, the Company developed its first 3D digital camera primarily for use in IMAX documentary productions. Portions of Born to Be Wild 3D and Island of Lemurs: Madagascar were filmed with the IMAX 3D digital camera and the camera has subsequently been used to film footage for Transformers: Age of Extinction: An IMAX 3D Experience, released in June 2014 and over one hour of footage for Interstellar: The IMAX Experience, released in November 2014 and Star Wars: The Force Awakens: An IMAX 3D Experience, released in December 2015. Several upcoming films, including Captain America: Civil War: An IMAX 3D Experience and Batman v Superman: Dawn of Justice: An IMAX 3D Experience will contain certain sequences shot using the IMAX cameras and it has been announced that Marvel’s Avengers: Infinity War — Parts 1: An IMAX 3D Experience and Avengers: Infinity War - Part 2: An IMAX 3D Experience will be shot in their entireties using the IMAX camera, which is the first time a full feature length movie will be filmed with the IMAX cameras. Due to the increasing success major Hollywood filmmakers have experienced with IMAX cameras, the Company has identified the development and manufacture of additional IMAX cameras as an important research and development initiative. To that end, the Company is also in process of developing an IMAX 2D digital camera for use by Hollywood directors who are seeking IMAX differentiation for portions of their movies.

The Company expects to deploy its proprietary expertise in image technology and 3D technology, as well as its proprietary film content and the IMAX brand, for applications in its in-home entertainment technology initiatives, including its premium home theater system with TCL. The premium home theater system incorporates 4K projection technology and incorporates technology that enables the viewing of current theatrical releases that have been digitally re-mastered with IMAX enhancement technology. To date, the Company has signed agreements for more than 80 theater systems. The Company also continues to actively pursue opportunities in newly emerging areas of digital media and entertainment.

For the years ended December 31, 2015, 2014, and 2013, the Company recorded research and development expenses of $12.7 million, $16.1 million and $14.8 million, respectively. As at December 31, 2015, 76 of the Company’s employees were connected with research and development projects.

MANUFACTURING AND SERVICE

Projector Component Manufacturing

The Company assembles the projector of its theater systems at its office in Mississauga, Ontario, Canada (near Toronto). The Company develops and designs all of the key elements of the proprietary technology involved in this component. Fabrication of a majority of parts and sub-assemblies is subcontracted to a group of carefully pre-qualified third-party suppliers. Manufacture and supply contracts are signed for the delivery of the component on an order-by-order basis. The Company believes its significant suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all parts and sub-assemblies, completes the final assembly and then subjects the projector to comprehensive testing individually and as a system prior to shipment. In 2015, these projectors, including the Company’s digital projection system, had reliability rates based on scheduled shows of approximately 99.9%.

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

To support the IMAX theater network, the Company has personnel stationed in major markets throughout the world who provide periodic and emergency maintenance and extended warranty services on existing theater systems. The Company provides various levels of maintenance and warranty services, which are priced accordingly. Under full service programs, Company personnel typically visit each theater every six months to provide preventative maintenance, cleaning and inspection services and emergency visits to resolve problems and issues with the theater system. Under some arrangements, customers can elect to participate in a service partnership program whereby the Company trains a customer’s technician to carry out certain aspects of maintenance. Under such shared maintenance arrangements, the Company participates in certain of the customer’s maintenance checks each year, provides a specified number of emergency visits and provides spare parts, as necessary. For both xenon and laser-based digital systems, the Company provides pre-emptive maintenance, remote system monitoring and a network operations center that provides continuous access to product experts.

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

As at December 31, 2015, the Company holds or licenses 109 patents, has 18 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company’s patents in the United States, Canada and Japan for improvements to the IMAX projection system components expire between 2016 and 2032.

The Company owns or otherwise has rights to trademarks and trade names used in conjunction with the sale of its products, systems and services. The following trademarks are considered significant in terms of the current and contemplated operations of the Company: IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It in IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3DExperience®, IMAX DMR®, DMR®, IMAX nXos®, IMAX think big®, think big® and IMAX Is Believing®. These trademarks are widely protected by registration or common law throughout the world. The Company also owns the service mark IMAX THEATRE™.

EMPLOYEES

The Company had 646 employees as at December 31, 2015, compared to 600 employees as at December 31, 2014. Both employee counts exclude hourly employees at the Company’s owned and operated theaters.

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

The Company’s primary customers are commercial multiplex exhibitors, whose systems represent 94.6% of the 372 systems in the Company’s backlog as at December 31, 2015. The Company is unable to predict if, or when, they or other exhibitors will purchase or lease IMAX theater systems or enter into joint revenue sharing arrangements with the Company, or whether any of the Company’s existing customers will continue to do any of the foregoing. If exhibitors choose to reduce their levels of expansion or decide not to purchase or lease IMAX theater systems or enter into joint revenue sharing arrangements with the Company, the Company’s revenues would not increase at an anticipated rate and motion picture studios may be less willing to convert their films into the Company’s format for exhibition in commercial IMAX theaters. As a result, the Company’s future revenues and cash flows could be adversely affected.

The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects.

A significant portion of the Company’s revenues are generated by customers located outside the United States and Canada. Approximately 60%, 60% and 53% of the Company’s revenues were derived outside of the United States and Canada in 2015, 2014 and 2013, respectively, with 2013 marking the first year in the Company’s history that revenues and gross box-office derived from outside the United States and Canada exceeded revenues and gross box-office from the United States and Canada. This trend has continued since 2013. As at December 31, 2015, approximately 88.2% of IMAX theater systems arrangements in backlog are scheduled to be installed in international markets. Accordingly, the Company expects its international operations to continue to account for an increasingly significant portion of its revenues in the future. There are a number of risks associated with operating in international markets that could negatively affect the Company’s operations, sales and future growth prospects. These risks include:

•	new restrictions on access to markets, both for theater systems and films;

•	unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements;

•	fluctuations in the value of foreign currency versus the U.S. dollar and potential currency devaluations;

•	new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;

•	imposition of foreign exchange controls in such foreign jurisdictions;

•	dependence on foreign distributors and their sales channels;

•	difficulties in staffing and managing foreign operations;

•	local business practices that can present challenges to compliance with applicable anti-corruption and bribery laws;

•	difficulties in establishing market-appropriate pricing;

•	adverse changes in monetary and/or tax policies, and/or difficulties in repatriating cash from foreign jurisdictions (including with respect to China, where approval of the State Administration of Foreign Exchange is required);

•	poor recognition of intellectual property rights;

•	difficulties in enforcing contractual rights;

•	inflation;

•	requirements to provide performance bonds and letters of credit to international customers to secure system component deliveries; and

•	political, economic and social instability.

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

At present, Greater China is the Company’s second largest and fastest-growing market. In recent years, the Company’s Greater China operations have accounted for an increasingly significant portion of its overall revenues, with nearly 30% of overall revenues generated from the Company’s China operations in 2015. As at December 31, 2015, the Company had 307 theaters operating in Greater China with an additional 215 theaters (includes two upgrades) in backlog, which represent 57.8% of the Company’s current backlog and which are scheduled to be installed in Greater China by 2021. In addition, the Company’s largest single international partnership is in China with Wanda, with a total commitment for 210 theater systems, of which 195 theater systems are under the parties’ joint revenue sharing arrangement. Furthermore, the Company has a partnership with CJ CGV Holdings, Ltd., for a commitment of 120 theater systems, of which 100 theater systems will reside in China.

The China market faces a number of risks, including changes in laws and regulations, currency fluctuations, increased competition and changes in economic conditions, including the risk of an economic downturn or recession, as well as other conditions that may impact consumer spending. Adverse developments in any of these areas could impact the Company’s future revenues and cash flows and could cause the Company to fail to achieve anticipated growth.

Moreover, certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates both the scope of the Company’s continued expansion in China and the business conducted by it within China. For instance, the Chinese government regulates both the number and timing or terms of Hollywood films released to the China market. The Company cannot provide assurance that the Chinese government will continue to permit the release of IMAX films in China or that the timing of IMAX releases will be favorable to the Company. There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. If the Company were unable to navigate China’s regulatory environment, including with respect to its current customs inquiry, or if the Company were unable to enforce its intellectual property or contract rights in China, the Company’s business could be adversely impacted. See note 13(e) “Contingencies and Guarantees” to the accompanying audited consolidated financial statements in Item 8 for more information.

The success of the IMAX theater network is directly related to the availability and success of IMAX DMR films for which there can be no guarantee.

An important factor affecting the growth and success of the IMAX theater network is the availability of films for IMAX theaters and the box-office performance of such films. The Company itself produces only a small number of such films and, as a result, the Company relies principally on films produced by third party filmmakers and studios, including both Hollywood and local language features converted into the Company’s large format using the Company’s IMAX DMR technology. In 2015, 44 IMAX DMR films were released by studios to the worldwide IMAX theater network. There is no guarantee that filmmakers and studios will continue to release films to the IMAX theater network, or that the films they produce will be commercially successful. The steady flow and successful box-office performance of IMAX DMR releases have become increasingly important to the Company’s financial performance as the number of joint revenue sharing arrangements included in the overall IMAX network has grown considerably. The Company is directly impacted by box-office results for the films released to the IMAX network through its joint revenue sharing arrangements as well as through the percentage of the box-office receipts the Company receives from the studios releasing IMAX DMR films, and the Company’s continued ability to secure films, find suitable partners for joint revenue share arrangements and to sell IMAX theater systems also depends on the number and commercial success of films released to its network. The commercial success of films released to IMAX theaters depends on a number of factors outside of the Company’s control, including whether the film receives critical acclaim, the timing of its release, the success of the marketing efforts of the studio releasing the film, consumer preferences and trends in cinema attendance. Moreover, films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and quality of IMAX DMR and IMAX original films released to the IMAX theater network.

The introduction of new, competing products and technologies could harm the Company’s business.

The out-of-home entertainment industry is very competitive, and the Company faces a number of competitive challenges. According to the National Association of Theater Owners, as at December 31, 2015, there were approximately 16,770 conventional-sized screens in North American multiplexes equipped with digital 3D systems. In addition, some commercial exhibitors, projection manufacturers and entertainment technology companies have announced or introduced their own branded, large-screen 3D auditoriums or other proprietary theater systems, and in many cases have marketed those auditoriums or theater systems as having the same quality or attributes as an IMAX theater. The Company also may face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources to develop and support them. If the Company is unable to continue to deliver a premium movie-going experience, or if other technologies surpass those of the Company, the Company may be unable to continue to produce theater systems which are premium to, or differentiated from, other theater systems. If the Company is unable to produce a differentiated theater experience, consumers may be unwilling to pay the price premiums associated with the cost of IMAX theater tickets and box-office performance of IMAX films may decline. Declining box office performance of IMAX films would materially and adversely harm the Company’s business and prospects. The Company also faces in-home competition from a number of alternative motion picture distribution channels such as home video, pay-per-view, video-on-demand, DVD, Internet and syndicated and broadcast television. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including gaming, sporting events, concerts, live theater, social media and restaurants.

Failure to respond adequately or in a timely fashion to changes and advancements in digital technology could negatively affect the Company’s business.

There have been a number of advancements in the digital cinema field in recent years. In order to keep pace with these changes and in order to continue to provide an experience which is premium to and differentiated from conventional cinema experiences, the Company has made, and expects to continue to make, significant investments in digital technology in the form of research and development and the acquisition of third party intellectual property and/or proprietary technology. Recently, the Company has made significant investments in laser technology as part of the development of its next-generation laser-based digital projection system, which it began rolling out to the largest theaters in the IMAX network at the end of 2014. The Company intends to continue to invest in the development of additional laser-based products. The process of developing new technologies is inherently uncertain and subject to certain factors that are outside of the Company’s control, including reliance on third party partners and suppliers, and the Company can provide no assurance its investments will result in commercially viable advancements to the Company’s existing products or in commercially successful new products, or that any such advancements or products will improve upon existing technology or will be developed within the timeframe expected.

Under common ownership, Wanda and AMC together account for a significant and growing portion of the Company’s revenue and backlog. A deterioration in the Company’s relationship with Wanda and/or AMC could materially, adversely affect the Company’s business, financial condition or results of operation.

In 2012, Dalian Wanda, the parent company of Wanda, acquired AMC. In December 2013, AMC completed an initial public offering of approximately 20% of its outstanding shares, with Dalian Wanda retaining the approximately 80% remaining. Under common ownership, Wanda and AMC together represent approximately 16.0%, 14.5% and 13.9% of the Company’s total revenue in 2015, 2014 and 2013, respectively. On December 18, 2013, Wanda exercised its option to expand its joint revenue sharing arrangement with IMAX with 80 additional IMAX theater systems. With the latest expansion of the Company’s joint revenue sharing arrangement with Wanda, Wanda and AMC together represented approximately 31.1% of the commercial network and 18.8% of the Company’s backlog as of December 31, 2015. The share of the Company’s revenue that is generated by Wanda and AMC is expected to continue to grow as the significant number of Wanda theater systems currently in backlog are opened. No assurance can be given that either Wanda and/or AMC will continue to purchase theater systems and/or enter into joint revenue sharing arrangements with the Company and if so, whether contractual terms will be affected. If the Company does business with either Wanda and/or AMC less frequently or on less favorable terms than currently, the Company’s business, financial condition or results of operations may be adversely affected.

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

The Company owns or licenses patents issued and patent applications pending, including those covering its digital projector, digital conversion technology and laser illumination technology. The Company’s patents are filed in the United States, often with corresponding patents or filed applications in other jurisdictions, such as Canada, China, Belgium, Japan, France, Germany and the United Kingdom. The patent applications pending may not be issued or the patents may not provide the Company with any competitive advantages. The patent applications may also be challenged by third parties. Several of the Company’s issued patents in the United States, Canada and Japan for improvements to IMAX projectors, IMAX 3D Dome and sound system components expire between 2016 and 2032. Any claims or litigation initiated by the Company to protect its proprietary technology could be time consuming, costly and divert the attention of its technical and management resources.

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

The nature of the Company’s business involves access to and storage of confidential and proprietary content and other information, including intellectual property, as well as information regarding the Company’s customers, employees, licensees and suppliers. Although the Company maintains robust procedures to safeguard such content and information, the Company’s information technology systems could be penetrated by internal or external parties’ intent on extracting information, corrupting information, stealing intellectual property or trade secrets, or disrupting business processes. Information security risks have increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. It is possible that computer hackers could compromise the Company’s security measures or the security measures of parties with whom the Company does business, and thereby obtain the confidential or proprietary information of the Company or its customers, employees, licensees and suppliers. Any such breach or unauthorized access could result in a disruption of the Company’s operations, the theft, unauthorized use or publication of the Company’s intellectual property and other proprietary information, a reduction of the revenues the Company is able to generate from its operations, damage to the Company’s brand and reputation, a loss of confidence in the security of the Company’s business and products, and significant legal and financial exposure, each of which could potentially have an adverse effect on the Company’s business.

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

A substantial portion of the Company’s revenues are denominated in U.S. dollars, while a substantial portion of its expenses are denominated in Canadian dollars. The Company also generates revenues in Chinese Yuan Renminbi, Euros and Japanese Yen. While the Company periodically enters into forward contracts to hedge its exposure to exchange rate fluctuations between the U.S. and the Canadian dollar, the Company may not be successful in reducing its exposure to these fluctuations. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. Even in jurisdictions in which the Company does not accept local currency, significant local currency issues may impact the profitability of the Company’s arrangements for the Company’s customers, which ultimately affect the Company’s ability to negotiate cost-effective arrangements and, therefore, the Company’s results of operations. In addition, because IMAX films generate box office in 67 different countries, unfavorable exchange rates between applicable local currencies and the U.S. dollar could affect the Company’s reported gross box office and revenues, further impacting the Company’s results of operations.

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

At December 31, 2015, the Company’s sales backlog included 372 theater systems, consisting of 160 systems under sales arrangements and 212 theater systems under joint revenue sharing arrangements. The Company lists signed contracts for theater systems for which revenue has not been recognized as sales backlog prior to the time of revenue recognition. The total value of the sales backlog represents all signed theater system sale or lease agreements that are expected to be recognized as revenue in the future and includes initial fees along with the present value of fixed minimum ongoing fees due over the term, but excludes contingent fees in excess of fixed minimum ongoing fees that might be received in the future and maintenance and extended warranty fees. Notwithstanding the legal obligation to do so, not all of the Company’s customers with which it has signed contracts may accept delivery of theater systems that are included in the Company’s backlog. This could adversely affect the Company’s future revenues and cash flows. In addition, customers with theater system obligations in backlog sometimes request that the Company agree to modify or reduce such obligations, which the Company has agreed to in the past under certain circumstances. Customer requested delays in the installation of theater systems in backlog remain a recurring and unpredictable part of the Company’s business.

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

The Company’s principal executive offices are located in Mississauga, Ontario, Canada, New York, New York, and Playa Vista, California. The Company’s principal facilities are as follows:

	Operation	Own/Lease	Expiration
Mississauga, Ontario(1)	Headquarters, Administrative, Assembly and Research and Development	Own	N/A
Playa Vista, California(2)	Sales, Marketing, Film Production and Post-Production	Own	N/A
New York, New York	Executive	Lease	2019
Beijing, China	Sales	Lease	2018
Tokyo, Japan	Sales, Marketing and Maintenance	Lease	2017
Shanghai, China	Sales, Marketing, Maintenance and Administrative	Lease	2019
Moscow, Russia	Sales	Lease	2016
London, United Kingdom	Sales	Lease	2016

(1)	This facility is subject to a charge in favor of Wells Fargo Bank in connection with a secured term and revolving credit facility (see note 11 to the accompanying audited consolidated financial statements in Item 8).
(2)	This facility is subject to a charge in favor of Wells Fargo Bank in connection with the Playa Vista Loan (see note 11 to the accompanying audited consolidated financial statements in Item 8).

The Company believes that its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

Item 3. Legal Proceedings

On May 15, 2006, the Company initiated arbitration against Three-Dimensional Media Group, Ltd. (“3DMG”) before the International Centre for Dispute Resolution in New York (the “ICDR”), alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the ICDR unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. The proceeding was suspended on May 4, 2009 due to failure of 3DMG to pay fees associated with the proceeding. The proceeding was further suspended on October 11, 2010 pending resolution of re-examination proceedings currently pending involving one of 3DMG’s patents. The proceeding remains suspended pending 3DMG obtaining new counsel to represent it. If the proceeding resumes, the Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.

In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, consisting of past and future rents owed to the Company, plus interest and costs, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India. The Company has opposed that application on a number of grounds and seeks to have the ICC award recognized in India. On June 13, 2013, the Bombay High Court ruled that it has jurisdiction over the proceeding but on November 19, 2013, the Supreme Court of India stayed proceedings in the High Court pending Supreme Court review of the High Court’s ruling. On June 24, 2011, the Company commenced a proceeding in the Ontario Superior Court of Justice for recognition of the ICC final award. On December 2, 2011, the Ontario Court issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application. In January 2013, the Company filed an action in the New York Supreme Court seeking to collect the amount owed to the Company by certain entities and individuals affiliated with E-City. On October 16, 2015, New York Supreme Court denied the Company’s petition, and on November 12, 2015, the Company filed a notice of appeal. On July 29, 2014, the Company commenced a separate proceeding to have the Canadian judgment against E-City recognized in New York and on October 2, 2015, the New York Supreme Court granted IMAX’s request recognizing the Canadian judgement and entering it as a New York judgment. On November 26, 2014, E-City filed a motion in the Bombay High Court seeking to enjoin IMAX from continuing the New York legal proceedings. On February 2, 2015, the Bombay High Court denied E-City’s request for an ad interim injunction. On March 16, 2015, E-City filed an appeal of this Bombay High Court decision.

A class action lawsuit was filed on September 20, 2006 in the Canadian Court against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit sought $210.0 million in compensatory and punitive damages, as well as costs. For reasons released December 14, 2009, the Canadian Court granted leave to the plaintiffs to amend their statement of claim to plead certain claims pursuant to the Securities Act (Ontario) against the Company and certain individuals (“the Defendants”) and granted certification of the action as a class proceeding. In March 2013, the Defendants obtained an Order enforcing the settlement Order in a parallel class action in the United States in this Canadian class action lawsuit, with the result that the class in this case was reduced in size by approximately 85%. The United States class action was conclusively settled in May 2014 for $12.0 million. A motion by the Plaintiffs for leave to appeal that Order was dismissed. On October 15, 2015, the parties to the Canadian Class action lawsuit executed a formal Settlement Agreement. On December 15, 2015, the Canadian Court issued an Order approving that Settlement Agreement, with the effect that the Canadian class action lawsuit was deemed to be dismissed on January 14, 2016. Under the terms of the Settlement Agreement, members of the Canadian class who did not opt out of the settlement released Defendants from liability for all claims that were alleged in this action or could have been alleged in this action or any other proceeding relating to the purchase of the Company’s securities between February 17, 2006 to and including August 9, 2006. As part of the settlement and in exchange for the release, the Defendants agreed to pay CAD$3.75 million to a settlement fund, which amount will be funded by the carriers of the Company’s directors and officers insurance policy. The settlement will be distributed to the Canadian class after May 31, 2016, the closing date for claims to be submitted to the Court-appointed administrator.

On November 4, 2013, a purported class action complaint was filed in the United States District Court for the Northern District of Illinois (the “Court”) against IMAX Chicago Theatre LLC (“IMAX Chicago Theatre”), a subsidiary of the Company. The plaintiff, Scott Redman, alleges that IMAX Chicago Theatre provided certain credit card and debit card receipts to customers that were purportedly not in compliance with the applicable truncation requirements of the Fair and Accurate Credit Transactions Act, which IMAX Chicago Theatre denies. The plaintiff does not allege actual damages but seeks statutory damages individually and on behalf of a putative class. On February 20, 2014, IMAX Chicago Theatre filed a motion to dismiss the complaint, which the Court denied on January 23, 2015. On October 26, 2015, the parties filed with the Court a class action settlement agreement and proposed form of class notice, which the Court preliminarily approved on November 10, 2015. Under the terms of the proposed settlement, members of the class who do not opt out of the settlement will release IMAX Chicago Theatre and its affiliates from liability for all claims that were alleged or could have been alleged in this action or any other proceeding relating to the subject matter of this action. As part of the settlement and in exchange for the release, IMAX Chicago Theatre will pay a total of at least $400,000 and no more than $455,000 to a settlement fund, depending on the number of participating class members who submit claims. The hearing on final approval of the settlement is scheduled for March 1, 2016.

In March 2013, IMAX (Shanghai) Multimedia Technology Co., Ltd., the Company’s majority-owned subsidiary in China, received notice from the Shanghai office of the General Administration of Customs that it had been selected for a customs audit. The Company is unable to assess the potential impact, if any, of the audit at this time.

On November 11, 2013, Giencourt Investments, S.A. (“Giencourt”) initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida, based on alleged breaches by the Company of its theater agreement and related license agreement with Giencourt. Giencourt submitted its statement of claim in January 2015, the Company submitted its statement of defense and counterclaim in April 2015 and Giencourt submitted its arbitration reply paper in September 2015. An arbitration hearing for witness testimony was held during the week of December 14, 2015. At the hearing, Giencourt’s expert identified monetary damages of up to approximately $10.4 million, which Giencourt seeks to recover from the Company. The Company has asserted a counterclaim against Giencourt for breach of contract and seeks to recover lost profits in excess of $24.0 million under the agreements. A final hearing with closing statements is scheduled for March 30 to April 1, 2016. In addition, on December 10, 2015, Giencourt made a motion to the panel seeking to enforce a purported settlement of the matter based on negotiations between Giencourt and the Company. The Company strongly disputes that discussions about a potential resolution of this matter amounted to an enforceable settlement. The panel has asked the parties to brief this issue, and oral arguments will be held during the upcoming March 30th to April 1st hearings. Although no assurances can be given with respect to the ultimate outcome of the proceedings, the Company believes that it has meritorious defenses and claims, and will continue to vigorously pursue them.

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

	U.S. Dollars
	High		Low
NYSE
Year ended December 31, 2015
Fourth quarter		$39.58		$33.30
Third quarter		$39.37		$29.18
Second quarter		$43.22		$33.53
First quarter		$35.54		$29.49
Year ended December 31, 2014
Fourth quarter		$31.38		$26.18
Third quarter		$28.56		$24.29
Second quarter		$28.51		$24.77
First quarter		$29.28		$25.97

	Canadian Dollars
	High		Low
TSX
Year ended December 31, 2015
Fourth quarter	$	n/a	$	n/a
Third quarter	$	n/a	$	n/a
Second quarter	$	n/a	$	n/a
First quarter	$	n/a	$	n/a
Year ended December 31, 2014
Fourth quarter		$36.12		$29.13
Third quarter		$32.50		$26.17
Second quarter		$31.17		$26.97
First quarter		$31.61		$28.47

As at January 31, 2016, the Company had approximately 245 registered holders of record of the Company’s common shares.

Over the last two years, the Company has not paid, nor does the Company have any current plans to pay, cash dividends on its common shares. The payment of dividends by the Company is subject to certain restrictions under the terms of the Company’s indebtedness (see note 11 to the accompanying audited consolidated financial statements in Item 8 and “Liquidity and Capital Resources” in Item 7). The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Equity Compensation Plans

The following table sets forth information regarding the Company’s Equity Compensation Plan as at December 31, 2015:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,778,881	$27.91	1,244,377
Equity compensation plans not approved by security holders	nil	nil	nil

Total	5,778,881	$27.91	1,244,377

Performance Graph

The following graph compares the total cumulative shareholder return for $100 invested (assumes that all dividends were reinvested) in common shares of the Company against the cumulative total return of the NYSE Composite Index, the S&P/TSX Composite Index and the IMAX Peer Group on December 31, 2010 to the end of the most recently completed fiscal year.

The IMAX Peer Group consists of DTS, Inc., TIVO Inc., RealD Inc., World Wrestling Entertainment, Inc., Rovi Corporation, DreamWorks Animation SKG, Inc., Corus Entertainment Inc., Take-Two Interactive Software, Inc., Dolby Laboratories, Inc., Six Flags Entertainment Corporation, Lions Gate Entertainment Corp. and Cinemark Holdings, Inc. The Company has elected to include an index based on the IMAX Peer Group beginning in this 2015 Form 10-K because the Bloomberg Hollywood Reporter index, included in the Company’s 2014 Form 10-K, has been discontinued.

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

Distributions on Common Shares

In general, distributions (without reduction for Canadian withholding taxes) paid by the Company with respect to the common shares will be taxed to a U.S. Holder as dividend income to the extent that such distributions do not exceed the current and accumulated earnings and profits of the Company (as determined for U.S. federal income tax purposes). Subject to certain limitations, under current law dividends paid to non-corporate U.S. Holders may be eligible for a reduced rate of taxation as long as the Company is considered to be a “qualified foreign corporation”. A qualified foreign corporation includes a foreign corporation that is eligible for the benefits of an income tax treaty with the United States or a foreign corporation the stock of which is regularly tradable on an established securities market in the United States. The amount of a distribution that exceeds the current and accumulated earnings and profits of the Company will be treated first as a non-taxable return of capital to the extent of the U.S. Holder’s tax basis in the common shares and thereafter as taxable capital gain. Corporate holders generally will not be allowed a deduction for dividends received in respect of distributions on common shares. Subject to the limitations set forth in the U.S. Internal Revenue Code of 1986, as amended, as modified by the U.S.-Canada Income Tax Treaty, U.S. Holders may elect to claim a foreign tax credit against their U.S. federal income tax liability for Canadian income tax withheld from dividends. Alternatively, U.S. Holders may claim a deduction for such amounts of Canadian tax withheld.

Disposition of Common Shares

Upon the sale or other disposition of common shares, a U.S. Holder generally will recognize capital gain or loss equal to the difference between the amount realized on the sale or other disposition and such holder’s tax basis in the common shares. Gain or loss upon the sale or other disposition of the common shares will be long-term if, at the time of the sale or other disposition, the common shares have been held for more than one year. Long-term capital gains of non-corporate U.S. Holders may be eligible for a reduced rate of taxation. The deduction of capital losses is subject to limitations for U.S. federal income tax purposes.

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

	Years Ended December 31,
(In thousands of U.S. dollars, except per share amounts)	2015	2014	2013	2012	2011

Statements of Operations Data:
Revenues
Equipment and product sales	$118,937	$78,705	$78,663	$78,161	$85,016
Services	161,964	142,607	139,464	135,071	105,262
Rentals	83,651	60,705	61,293	61,268	34,810
Finance income	9,112	8,524	8,142	7,523	6,162
Other(1)	141	—	375	732	3,848

	373,805	290,541	287,937	282,755	235,098

Costs and expenses applicable to revenues
Equipment and product sales(2)(3)	63,635	36,997	37,517	37,538	38,742
Services(2)(3)	70,855	62,228	68,844	70,570	66,972
Rentals(3)	20,027	17,928	16,973	21,402	14,301
Other	—	—	—	—	1,018

	154,517	117,153	123,334	129,510	121,033

Gross margin	219,288	173,388	164,603	153,245	114,065
Selling, general and administrative expenses(4)	115,345	93,260	84,854	81,560	73,157
Gain on curtailment of postretirement benefit plan(5)	—	—	(2,185)	—	—
Provision for arbitration award(6)	—	—	—	—	2,055
Research and development	12,730	16,096	14,771	11,411	7,829
Amortization of intangibles	1,860	1,724	1,618	706	465
Receivable provisions, net of recoveries	752	918	445	524	1,570
Asset impairments(7)	405	314	—	—	20
Impairment of investments(8)	425	3,206	—	150	—

Income from operations	87,771	57,870	65,100	58,894	28,969
Interest income	968	405	55	85	57
Interest expense	(1,661)	(924)	(1,345)	(689)	(1,827)

Income from operations before income taxes	87,078	57,351	63,810	58,290	27,199
Provision for income taxes	(20,052)	(14,466)	(16,629)	(15,079)	(9,293)
Loss from equity-accounted investments, net of tax	(2,402)	(1,071)	(2,757)	(1,362)	(1,791)

Income from continuing operations	64,624	41,814	44,424	41,849	16,115
Income (loss) from discontinued operations, net of tax(9)	—	355	(309)	(512)	(855)

Net income	64,624	42,169	44,115	41,337	15,260
Less: net income attributable to non-controlling interests(10)	(8,780)	(2,433)	—	—	—

Net income attributable to common shareholders	$55,844	$39,736	$44,115	$41,337	$15,260

Net income per share attributable to common shareholders - basic and diluted:
Net income per share - basic:
Net income per share from continuing operations	$0.79	$0.57	$0.66	$0.64	$0.25
Net income (loss) per share from discontinued operations	—	0.01	—	(0.01)	(0.01)

	$0.79	$0.58	$0.66	$0.63	$0.24

Net income per share - diluted:
Net income per share from continuing operations	$0.78	$0.56	$0.64	$0.62	$0.23
Net loss per share from discontinued operations	—	—	—	(0.01)	(0.01)

	$0.78	$0.56	$0.64	$0.61	$0.22

(1)	The Company enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater systems. Each year, during the period of time between signing and theater system installation, certain customers are unable to, or elect not to, proceed with the theater system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and/or the Company may terminate the arrangement by default or by entering into a consensual buyout. In these situations the parties are released from their future obligations under the arrangement, and the initial payments that the customer previously made to the Company and recognized as revenue are typically not refunded. In addition, the Company enters into agreements with customers to terminate their obligations for a theater system configuration and enter into a new arrangement for a different configuration. Other revenues from settlement arrangements were $0.1 million, $nil, $0.4 million, $0.7 million, and $3.8 million in 2015, 2014, 2013, 2012 and 2011, respectively.
(2)	In 2015, the Company recognized a charge of $0.6 million in costs and expenses applicable to revenues for the write-down of certain service parts and theater system inventories. Included for the periods 2011 through 2015 are the following inventory write-downs:

	2015	2014	2013	2012	2011
Equipment and product sales	$537	$209	$274	$795	$—
Services	35	150	170	103	—

	$572	$359	$444	$898	$—

(3)	The Company recorded advertising, marketing, and commission costs for the periods 2011 through 2015 as listed below:

	2015	2014	2013	2012	2011
Equipment and product sales	$2,985	$3,271	$2,522	$2,690	$2,394
Services	13,236	7,701	4,552	4,773	5,648
Rentals	3,040	2,579	3,582	3,382	5,432

Advertising, marketing, and commission costs	$19,261	$13,551	$10,656	$10,845	$13,474

(4)	Includes share-based compensation expense of $21.9 million, $15.1 million, $11.9 million, $13.1 million and $11.7 million for 2015, 2014, 2013, 2012 and 2011, respectively. Also includes consulting and other professional fees associated with the IMAX China IPO of $1.3 million for 2015.
(5)	In 2013, the Company amended its Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this amendment, the Company recognized a pre-tax curtailment gain of $2.2 million. See note 21(d) of the accompanying audited consolidated financial statements in Item 8 for more information.
(6)	In 2011, the Company recorded a provision of $2.1 million regarding an award issued in connection with an arbitration proceeding brought against the Company, relating to agreements entered into in 1994 and 1995 by its former Ridefilm subsidiary, whose business the Company discontinued through a sale to a third party in March 2001. The award was vacated as the parties entered into a confidential settlement agreement in which the parties agreed to dismiss any outstanding disputes among them.
(7)	In 2015, the Company recorded asset impairment charges of $0.4 million. Asset impairment charges related to the impairment of property, plant and equipment amounted to $0.3 million, $nil, $nil and less than $0.1 million in 2014, 2013, 2012 and 2011, respectively, after the Company assessed the carrying value of certain assets.
(8)	In 2015, the Company recognized a $0.4 million other-than-temporary impairment of its investments as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost. See note 20(b) of the accompanying audited consolidated financial statements in Item 8 for more information. Charges resulting from the impairment of investments amounted to $3.2 million, $nil, $0.2 million and $nil in 2014, 2013, 2012 and 2011, respectively.
(9)

In 2014, the Company discontinued the operations of its owned and operated Nyack IMAX theater. The net income (loss) from the operation of the theater is reflected as a discontinued operation. See note 23 of the accompanying audited consolidated financial statements in Item 8 for more information.
(10)	The Company’s consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and IMAX China IPO. In addition, the Company recognized the impact of a non-controlling interest in its subsidiary created for the Film Fund activity. See note 22 of the accompanying audited consolidated financial statements in Item 8 for more information.

BALANCE SHEET DATA

(in thousands of U.S. dollars)	As at December 31,
	2015	2014	2013	2012	2011
Cash and cash equivalents	$317,449	$106,503	$29,546	$21,336	$18,138
Total assets	$931,020	$621,533	$481,145	$421,872	$407,249
Total bank indebtedness	$29,667	$4,710	$—	$11,000	$55,083
Total shareholders’ equity	$673,850	$382,775	$319,585	$253,079	$189,868

QUARTERLY STATEMENTS OF OPERATIONS SUPPLEMENTARY DATA (UNAUDITED)

(in thousands of U.S. dollars, except per share amounts)	2015
	Q1	Q2	Q3	Q4
Revenues	$62,211	$107,160	$85,101	$119,333
Costs and expenses applicable to revenues	26,230	38,125	42,712	47,450

Gross margin	$35,981	$69,035	$42,389	$71,883

Income from continuing operations	$1,485	$26,380	$10,514	$26,245
Income from discontinued operations, net of tax	—	—	—	—

Net income	$1,485	$26,380	$10,514	$26,245

Net income attributable to common shareholders	$391	$24,350	$8,610	$22,493

Net income per share - basic	$—	$0.34	$0.12	$0.33
Net income per share - diluted	$—	$0.34	$0.12	$0.32

	2014
	Q1	Q2	Q3	Q4
Revenues	$48,197	$79,145	$60,742	$102,457
Costs and expenses applicable to revenues	21,789	31,351	25,300	38,713

Gross margin	$26,408	$47,794	$35,442	$63,744

Income from continuing operations	$224	$13,779	$5,297	$22,514
Loss from discontinued operations, net of tax	355	—	—	—

Net income	$579	$13,779	$5,297	$22,514

Net income attributable to common shareholders	$579	$13,307	$4,858	$20,992

Net income per share - basic	$0.01	$0.19	$0.07	$0.30
Net income per share - diluted	$0.01	$0.19	$0.07	$0.30

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters”. IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as such, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. There were 1,061 IMAX theater systems (943 commercial multiplexes, 19 commercial destinations, 99 institutional) operating in 67 countries as of December 31, 2015. This compares to 934 theater systems (809 commercial multiplexes, 19 commercial destinations, 106 institutional) operating in 62 countries as of December 31, 2014.

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

As a result of the immersiveness and superior image and sound quality of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for IMAX DMR films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX DMR films, generates incremental box-office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box-office generated by IMAX DMR films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood blockbuster films. Driven by the advent of digital technology that reduced the IMAX DMR conversion time and with the strengthening of the Company’s relationships with the major studios, the number of IMAX DMR films released to the theater network per year has increased to 44 films in 2015, up from six films in 2007. The Company expects to release a similar number of IMAX DMR films in 2016 as compared to 2015.

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. Accordingly, one of the Company’s key initiatives has been the development of its next-generation laser-based digital projection system, which it began rolling out at the end of 2014. In order to develop the laser-based digital projection system, the Company obtained exclusive rights to certain laser projection technology and other technology with applicability in the digital cinema field from Eastman Kodak Company (“Kodak”) in 2011 and entered a co-development arrangement with Barco N.V. (“Barco”) to co-develop a laser-based digital projection system that incorporates Kodak technology in 2012. Furthermore, in 2014, the Company announced an agreement with Necsel IP, Inc. (“Necsel”) to be the exclusive worldwide provider of specified lasers for IMAX’s laser-based digital projection systems in exchange for preferred pricing and supply terms. The Company believes that these arrangements with Kodak, Barco and Necsel have enabled IMAX laser-based projectors to present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The laser projection solution is the first IMAX digital projection system capable of illuminating the largest screens in its network. As at December 31, 2015, 18 laser-based digital systems were operational.

The Company is also undertaking new lines of business, particularly in the area of home entertainment. In 2013, the Company announced new home theater initiatives, including a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater system. In June 2015, the Company and TCL unveiled the new premium home theater system in Shanghai, and expect to focus sales of the new premium home theater system in China, the Middle East and other select global markets. To date, the Company has signed agreements for more than 80 such systems. Beyond its premium home theater, the Company is also developing other components of broader home entertainment platform designed to allow consumers to experience elements of The IMAX Experience® in their homes.

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

IMAX Systems

Sales and Sales-Type Lease Arrangements

The Company provides IMAX theater systems to customers on a sales or long-term lease basis, typically with an initial 10-year term. These agreements typically require the payment of initial fees and ongoing fees (which can include a fixed minimum amount per annum and contingent fees in excess of the minimum payments), as well as maintenance and extended warranty fees. The initial fees vary depending on the system configuration and location of the theater. Initial fees are paid to the Company in installments between the time of system signing and the time of system installation, which is when the total of these fees, in addition to the present value of future annual minimum payments, are recognized as revenue. Ongoing fees are paid over the term of the contract, commencing after the theater system has been installed, and are equal to the greater of a fixed minimum amount per annum or a percentage of box-office receipts. Contingent payments in excess of fixed minimum ongoing payments are recognized as revenue when reported by theater operators, provided collectability is reasonably assured. Typically, ongoing fees are indexed to a local consumer price index. Finance income is derived over the term of a financed sale or sales-type lease arrangement as the unearned income on that financed sale or sales-type lease is earned.

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

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network, which has grown by approximately 437% since the beginning of 2008. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box-office. The Company funds its joint revenue sharing arrangements through cash flows from operations. As at December 31, 2015, the Company had 529 theaters in operation under joint revenue sharing arrangements, a 17.3% increase as compared to the 451 joint revenue sharing arrangements open as at December 31, 2014. The Company also had contracts in backlog for an additional 212 theaters under joint revenue sharing arrangements as at December 31, 2015.

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

Other Theater Revenues

The Company derives a small portion of its revenues from other sources. As at December 31, 2015, the Company had three owned and operated IMAX theaters (December 31, 2014 — three owned and operated theaters). In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to two other theaters. The Company also rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers. Additionally, the Company generates revenues from the sale of aftermarket parts and 3D glasses.

Revenue from theater system arrangements is recognized at a different time from when cash is collected. See “Critical Accounting Policies” below for further discussion on the Company’s revenue recognition policies.

IMAX Theater Network

The following table outlines the breakdown of the theater network by type and geographic location as at December 31:

	2015 Theater Network Base				2014 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	342	6	45	393	329	6	50	385
Canada	37	2	8	47	36	2	8	46
Greater China(1)	290	—	17	307	215	—	19	234
Asia (excluding Greater China)	81	3	6	90	68	3	6	77
Western Europe	69	7	10	86	56	7	10	73
Russia & the CIS	49	—	—	49	45	—	—	45
Latin America(2)	35	—	11	46	31	—	11	42
Rest of the World	40	1	2	43	29	1	2	32

Total	943	19	99	1,061	809	19	106	934

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

As of December 31, 2015, 41.5% of IMAX systems in operation were located in the United States and Canada compared to 46.1% as at the end of last year. To minimize the Company’s credit risk, the Company retains title to the underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

The Company currently believes that over time its commercial multiplex theater network could grow to approximately 2,450 IMAX theaters worldwide from 943 commercial multiplex IMAX theaters operating as of December 31, 2015. While the Company continues to grow in the United States and Canada, it believes that the majority of its future growth will come from international markets. As at December 31, 2015, 58.5% of IMAX theater systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 53.9% as at December 31, 2014. Revenues and gross box-office derived from outside the United States and Canada continue to exceed revenues and gross box-office from the United States and Canada. Risks associated with the Company’s international business are outlined in Risk Factors – “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of Part I.

Greater China continues to be the Company’s second-largest and fastest-growing market. In recent years, the Company’s Greater China operations have accounted for an increasingly significant portion of its overall revenues, with nearly 30% of overall revenues generated from the Company’s China operations in 2015. As at December 31, 2015, the Company had 307 theaters operating in Greater China with an additional 215 theaters (including two upgrades) in backlog, that are scheduled to be installed in Greater China by 2021. The Company’s backlog in Greater China represents 57.8% of the Company’s current backlog. The Company continues to invest in joint revenue sharing arrangements with select partners to ensure ongoing revenue in this key market. The Company’s largest single international partnership is in China with Wanda Cinema Line Corporation (“Wanda”). Wanda’s total commitment to the Company is for 210 theater systems, of which 195 theater systems are under the parties’ joint revenue sharing arrangement. Furthermore, the Company has a partnership with CJ CGV Holdings, Ltd., for a commitment of 120 theater systems, of which 100 theater systems will be located in China.

Recent developments involving the Company’s China operations include the sale and issuance of 20% of the shares of the Company’s subsidiary, IMAX China Holding, Inc. (“IMAX China”), to entities owned and controlled by CMC Capital Partners (“CMC”), an investment fund that is focused on media and entertainment, and FountainVest Partners (“FountainVest”), a China-focused private equity firm (collectively, the “IMAX China Investment”). The sale price for the interest was $80.0 million, and was paid by the investors in two equal installments on April 8, 2014 and February 10, 2015.

In addition, on October 8, 2015, IMAX China completed an initial public offering of its ordinary shares on the Main Board of the Hong Kong Stock Exchange Limited (the “IMAX China IPO”). Following the IMAX China IPO, the Company continues to indirectly own approximately 68.5% of IMAX China, which remains a consolidated subsidiary of the Company, while CMC and FountainVest continue to own approximately 5.7% each of IMAX China.

The Company believes there have been a number of financial, strategic and operating benefits resulting from both the IMAX China Investment and the IMAX China IPO. With respect to the IMAX China Investment, the Company believes that the investors’ knowledge of, and influence in, the Chinese media and entertainment industry has contributed to the continued expansion of IMAX’s theater network in China and the further strengthening of the Company’s government and industry relationships. In addition, the Company believes that the IMAX China IPO provides investors the ability to directly access and evaluate the IMAX China business, and provides greater clarity into the business’s performance in the fastest-growing entertainment market in the world.

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

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at December 31:

	2015			2014
	IMAX Commercial Multiplex Theater Network			IMAX Commercial Multiplex Theater Network
	JRSA	Sale / Sales-type lease	Total	JRSA	Sale / Sales-type lease	Total
Domestic Total (United States & Canada)	261	118	379	252	113	365

International:
Greater China	177	113	290	127	88	215
Asia (excluding Greater China)	42	39	81	36	32	68
Western Europe	39	30	69	31	25	56
Russia & the CIS	—	49	49	—	45	45
Latin America	—	35	35	—	31	31
Rest of the World	10	30	40	5	24	29

International Total	268	296	564	199	245	444

Worldwide Total	529	414	943	451	358	809

As at December 31, 2015, 261 (2014 — 252) of the 529 (2014 — 451) theaters under joint revenue sharing arrangements in operation, or 49.3% (2014 — 55.9%) were located in the United States and Canada, with the remaining 268 (2014 — 199) or 50.7% (2014 — 44.1%) of arrangements being located in international markets. The Company continues to seek to expand its network of theaters under joint revenue sharing arrangements, particularly in select international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	December 31, 2015			December 31, 2014
	Number of Systems		Dollar Value (in thousands)	Number of Systems		Dollar Value (in thousands)
Sales and sales-type lease arrangements	160		$207,858	176		$223,482
Joint revenue sharing arrangements	212		63,056	221		45,648

	372	(1)(2)	$270,914	397	(1)(3)	$269,130

(1)	Includes 24 laser-based digital theater system configurations (2014 – 71), including upgrades. The Company continues to develop and roll out its laser-based digital projection system. See “Research and Development” in Item 1 of Part I for additional information.
(2)	Includes 15 upgrades to a digital theater system, in existing IMAX theater locations (two xenon and 13 laser).
(3)	Includes 27 upgrades to a digital theater system, in existing IMAX theater locations (two xenon and 25 laser, of which four are under joint revenue sharing arrangements).

The number of theater systems in the backlog reflects the minimum number of commitments under signed contracts. The dollar value fluctuates depending on the number of new theater system arrangements signed from year to year, which adds to backlog, and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated theater. Sales backlog includes initial fees along with the estimated present value of contractual ongoing fees due over the lease term; however, it excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that may be received in the future. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, operating leases, letters of intent or long-term conditional theater commitments. The value of theaters under joint revenue sharing arrangements is excluded from the dollar value of sales backlog, although certain theater systems under joint revenue sharing arrangements provide for contracted upfront payments and therefore carry a backlog value based on those payments. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.

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

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at December 31:

	2015				2014
	IMAX Theater Backlog				IMAX Theater Backlog
	JRSA	Sale / Lease	Total		JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	23	21	44		30	27	57

International:
Greater China	158	57	215		164	53	217
Asia (excluding Greater China)	19	17	36		14	24	38
Western Europe	7	6	13		10	9	19
Russia & the CIS	—	23	23		—	25	25
Latin America	—	20	20		—	27	27
Rest of the World	5	16	21		3	11	14

International Total	189	139	328		191	149	340

Worldwide Total	212	160	372	(1)(2)	221	176	397	(1)(3)

(1)	Includes 24 laser-based digital theater system configurations (2014 – 71), including upgrades. The Company continues to develop and roll out its laser-based digital projection system. See “Research and Development” in Part I for additional information.
(2)	Includes 15 upgrades to a digital theater system, in existing IMAX theater locations (two xenon and 13 laser).
(3)	Includes 27 upgrades to a digital theater system, in existing IMAX theater locations (two xenon and 25 laser, of which four are under joint revenue sharing arrangements).

Approximately 88.2% of IMAX theater system arrangements in backlog as at December 31, 2015 are scheduled to be installed in international markets (2014 – 85.6%).

The following reflects the Company’s signings and installations for the years ended December 31:

	Years Ended December 31,
	2015		2014
Theater System Signings:
Full new sales and sales-type lease arrangements	55	(1)	81	(1)
New joint revenue sharing arrangements	78		23

Total new theaters	133		104
Upgrades of IMAX theater systems	5	(2)(3)	14	(2)(3)

Total theater signings	138		118

	Years Ended December 31,
	2015		2014
Theater System Installations:
Full new sales and sales-type lease arrangements	56		46
New joint revenue sharing arrangements	80		67

Total new theaters	136		113
Upgrades of IMAX theater systems	18	(4)(5)	8	(4)

Total theater installations	154		121

(1)	Includes four signings which replaced theaters under an existing arrangement in backlog (2014 – four signings).
(2)	Includes three signings for the installation of laser-based digital systems under sales and sales-type lease arrangements in existing theater locations (2014 – five signings).
(3)	Includes two signings for the installation of an upgrade to a xenon-based digital system under sales and sales-type lease arrangements (2014 – three signings under sales and sales-type lease arrangements, three signings under short-term operating lease arrangements and three signings under joint revenue sharing arrangements).
(4)	Includes two installations of an upgrade to a xenon-based digital system, one of which is under a sales and sales-type lease arrangement and another under a short-term operating lease arrangement (2014 – three under sales and sales-type lease arrangements, two under short-term lease arrangement, one under an operating lease arrangement and two under joint revenue sharing arrangement).
(5)	Includes 16 installations of an upgrade to a laser-based digital system (10 under sales and sales-type lease arrangements, one under an operating lease arrangement and five under joint revenue sharing arrangements)

The Company estimates that it will install 135 to 140 new theater systems (excluding upgrades) in 2016. The Company’s installation estimates includes scheduled systems from backlog, as well as the Company’s estimate of installations from arrangements that will sign and install in the same calendar year. The Company cautions, however, that theater system installations may slip from period to period over the course of the Company’s business, usually for reasons beyond its control.

Films: Digital Re-Mastering (IMAX DMR) and other film revenue

Digital Re-Mastering (IMAX DMR)

In 2002, the Company developed a proprietary technology to digitally re-master Hollywood films into IMAX digital cinema package format or 15/70-format film for exhibition in IMAX theaters at a modest cost that is incurred by the Company. This system, known as IMAX DMR, digitally enhances the image resolution of motion picture films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. This technology enabled the IMAX theater network to release Hollywood films simultaneously with their broader domestic release. The development of this technology was critical in helping the Company execute its strategy of expanding its commercial theater network by establishing IMAX theaters as a key, premium distribution platform for Hollywood films. In a typical IMAX DMR film arrangement, the Company receives a percentage, which in recent years has ranged between 10-15%, of net box-office receipts of any commercial films released in the IMAX network from the applicable film studio for the conversion of the film to the IMAX DMR format and for access to the Company’s premium distribution platform.

IMAX films benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting selected scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by shooting the film in a larger aspect ratio. Certain films also enjoy early release windows in IMAX, including Everest: An IMAX 3D Experience and The Walk: The IMAX Experience, which were released one week early in IMAX theaters in September 2015. Several recent films have featured select sequences shot with IMAX cameras including Star Wars: The Force Awakens: An IMAX 3D Experience, released in December 2015; Interstellar: The IMAX Experience, released in November 2014; Transformers Age of Extinction: An IMAX 3D Experience, released in June 2014; Star Trek Into Darkness: An IMAX 3D Experience, released in May 2013; and The Hunger Games: Catching Fire: The IMAX Experience, released in November 2013. Several upcoming films, including Captain America: Civil War: An IMAX 3D Experience and Batman v Superman: Dawn of Justice: An IMAX 3D Experience will contain certain sequences shot using the IMAX cameras. In addition, Marvel’s Avengers: Infinity War — Part 1: An IMAX 3D Experience and Avengers: Infinity War — Part 2: An IMAX 3D Experience are expected to be shot in their entireties using the IMAX camera, which is the first time a full feature length movie will be filmed with the IMAX cameras. In addition, several recent movies, including Tomorrowland: The IMAX Experience, released in May 2015, Guardians of the Galaxy: An IMAX 3D Experience, released in August 2014; and Oblivion: The IMAX Experience, released in 2013 have featured footage taking advantage of the larger projected IMAX aspect ratio.

The original soundtrack of a film to be released to the IMAX network is re-mastered for the IMAX six or twelve-channel digital sound systems in connection with the IMAX DMR release. Unlike the soundtracks played in conventional theaters, IMAX re-mastered soundtracks are uncompressed and full fidelity. IMAX sound systems use proprietary loudspeaker systems and proprietary surround sound configurations that ensure every theater seat is in a good listening position.

The Company believes that the growth in international box-office is an important driver of future growth for the Company. During 2015 60.8% of the Company’s gross box-office from IMAX DMR films was generated in international markets, as compared to 60.9% in 2014. To support growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets. During 2015, the Company released eleven local language IMAX DMR films, including eight in China and three in Japan. In 2014, seven local language IMAX DMR films were released, including six in China and one in India.

To date, the Company has announced the following 26 DMR titles to be released in 2016 to the IMAX theater network:

•	The Revenant: The IMAX Experience (20th Century Fox, January 2016);

•	The Finest Hours: An IMAX 3D Experience (Walt Disney Studios, January 2016);

•	Kung Fu Panda 3: An IMAX 3D Experience (Oriental Dreamworks, January 2016, China only);

•	The Monkey King 2: An IMAX 3D Experience (Filmko Entertainment, February 2016, China only);

•	Crouching Tiger, Hidden Dragon: Sword of Destiny: An IMAX 3D Experience (Netflix Distribution, LLC, February 2016);

•	Deadpool: The IMAX Experience (20th Century Fox, February 2016);

•	Gods of Egypt: An IMAX 3D Experience (Lionsgate Entertainment, February 2016);

•	Zootopia: An IMAX 3D Experience (Walt Disney Studios, February 2016);

•	10 Cloverfield Lane: The IMAX Experience (Paramount Pictures, March 2016);

•	The Divergent Series: Allegiant: The IMAX Experience (Lionsgate Entertainment, March 2016);

•	Batman v Superman: Dawn of Justice: An IMAX 3D Experience (Warner Bros. Pictures, March 2016);

•	The Crew: An IMAX 3D Experience (Russia-1 Channel, April 2016);

•	The Jungle Book: An IMAX 3D Experience (Walt Disney Studios, April 2016);

•	Captain America: Civil War: An IMAX 3D Experience (Walt Disney Studios, May 2016);

•	Alice in Wonderland: Through the Looking Glass: An IMAX 3D Experience (Walt Disney Studios, May 2016);

•	Warcraft: An IMAX 3D Experience (Universal Studios, June 2016);

•	Finding Dory: An IMAX 3D Experience (Walt Disney Studios, June 2016);

•	Independence Day Resurgence: An IMAX 3D Experience (20th Century Fox, June 2016);

•	The Legend of Tarzan: An IMAX 3D Experience (Warner Bros. Pictures, July 2016);

•	Star Trek Beyond: An IMAX 3D Experience (Paramount Pictures, July 2016);

•	Suicide Squad: An IMAX 3D Experience (Warner Bros. Pictures, August 2016);

•	Deepwater Horizon: The IMAX Experience (Lionsgate Entertainment, September 2016);

•	The Duelist: The IMAX Experience (Non-Stop Production LLC, October 2016, Russia only);

•	Doctor Strange: An IMAX 3D Experience (Walt Disney Studios, November 2016);

•	Fantastic Beasts and Where to Find Them: An IMAX 3D Experience (Warner Bros. Pictures, November 2016); and

•	Rogue One: A Star Wars Story: An IMAX 3D Experience (Walt Disney Studios, December 2016).

In addition, the Company will be releasing an IMAX original production, A Beautiful Planet, on April 29, 2016 and a documentary film, Voyage of Time, on October 7, 2016.

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate, and anticipates that a similar number of IMAX DMR films will be released to the IMAX network in 2016 to the films that were released to the IMAX network in 2015.

The Company also expects to announce both additional local language IMAX DMR films and original and alternative content to be released to the IMAX theater network in 2016 and beyond. Supplementing the Company’s film slate of Hollywood DMR titles with appealing local DMR titles is an important component of the Company’s international film strategy.

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

In 2014, the Company announced the creation of the IMAX Original Film Fund (the “Film Fund”) to co-finance a portfolio of 10 original large format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company, which will contribute $9.0 million to the Film Fund over five years starting in 2014, anticipates the Film Fund will be self-perpetuating, with a portion of box office proceeds reinvested into the Film Fund to generate a continuous flow of high-quality documentary content. In 2014, the Film Fund invested $7.5 million toward the development of original films.

The Company anticipates that the Film Fund will finance a number of Company-produced films going forward. Previously, films produced by the Company were typically financed through third parties, whereby the Company generally received a film production fee and a distribution fee in exchange for producing and distributing the film. The ownership rights to such films were held by the film sponsors, the film investors and/or the Company. In 2014, the Company, in conjunction with Warner Bros., released an IMAX original production, Island of Lemurs: Madagascar. In January 2013, the Company announced an agreement with MacGillivray Freeman Films (“MFF”) to jointly finance, market and distribute up to four films (with an option for four additional films) produced by MFF to be released exclusively to IMAX theaters. The agreement is designed to ensure IMAX’s institutional theater partners have access to a continuous flow of the highest-quality, large-format documentaries over the years to come. One of the four films produced under the MFF agreement, Journey to the South Pacific had a limited release in November 2013 and a wide release in early 2014.

Furthermore, on June 16, 2015, the Company announced the creation of the IMAX China Film Fund (the “China Film Fund”) with its subsidiary IMAX China and its partner CMC to help fund Mandarin language commercial films. The China Film Fund, which is expected initially to be capitalized with $50.0 million, will target productions that can leverage the Company’s brand, relationships, technology and release windows in China.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company prepares its consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to selling prices associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectability of accounts receivable, financing receivables and net investment in leases; write-downs for inventory obsolescence; ultimate revenues for film assets; impairment provisions for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post retirement assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in note 2 to its audited consolidated financial statements in Item 8 of the Company’s 2015 Form 10-K.

The Company considers the following significant estimates, assumptions and judgments to have the most significant effect on its results:

Revenue Recognition

The Company generates revenue from various sources as follows:

•	design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 67 countries as at December 31, 2015;

•	production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	operation of certain IMAX theaters primarily in the United States;

•	provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.

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

Other

The Company recognizes revenue in Services revenue from its owned and operated theaters resulting from box-office ticket and concession sales as tickets are sold, films are shown and upon the sale of various concessions. The sales are cash or credit card transactions with theater goers based on fixed prices per seat or per concession item.

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

Goodwill impairment is assessed at the reporting unit level by comparing the unit’s carrying value, including goodwill, to the fair value of the unit. The Company completed a full quantitative analysis as required by ASC 350 -“Intangibles – Goodwill and Other” (Step 1) in 2014. The carrying values of each unit are subject to allocations of certain assets and liabilities that the Company has applied in a systematic and rational manner. The fair value of the Company’s units is assessed using a discounted cash flow model. The model is constructed using the Company’s budget and long-range plan as a base. The Company performs a qualitative assessment of its reporting units and certain select quantitative calculations against its current long range plan to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount (Step 0).

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

The discount rate used is a key assumption in the determination of the pension benefit obligation and expense. A 1.0% change in the discount rate used would result in a $2.2 million reduction or a $2.7 million increase in the pension benefit obligation with a corresponding benefit or charge recognized in other comprehensive income in the year.

Deferred Tax Asset Valuation

As at December 31, 2015, the Company had net deferred income tax assets of $25.8 million. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historical operating results, projected future operating results, reversing temporary differences, contracted sales backlog at December 31, 2015, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies.

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

Impact of Recently Issued Accounting Pronouncements

See note 3 to the audited consolidated financial statements in Item 8 of the Company’s 2015 Form 10-K for information regarding the Company’s recent changes in accounting policies and the impact of recently issued accounting pronouncements impacting the Company.

DISCONTINUED OPERATIONS

On January 30, 2014, the Company’s lease with respect to its owned and operated Nyack IMAX theater ended and the Company decided not to renew the lease. In 2014, revenues for the Nyack IMAX theater were less than $0.1 million (2013 – $1.3 million) and the Company recognized income of $0.4 million, net of a tax expense of $0.2 million, in 2014 (2013 – loss of $0.3 million) from the operation of the theater. The transactions of the Company’s owned and operated Nyack theater are reflected as discontinued operations.

ASSET IMPAIRMENTS AND OTHER CHARGES (RECOVERIES)

The following table identifies the Company’s charges (recoveries) relating to the impairment of assets:

	Years Ended December 31,
(in thousands of U.S. dollars)	2015	2014	2013
Asset impairments
Property, plant and equipment	$405	$314	$—
Other charges (recoveries):
Accounts receivable	677	725	(35)
Financing receivables	75	193	480
Inventories	572	359	444
Impairment of investments	425	3,206	—
Property, plant and equipment	1,485	440	384
Other intangible assets	86	57	63

Total asset impairments and other charges	$3,725	$5,294	$1,336

Asset Impairments

The Company records asset impairment charges for property, plant and equipment after an assessment of the carrying value of certain asset groups in light of their future expected cash flows. During 2015, the Company recorded total asset impairment charges of $0.4 million (2014 — $0.3 million; 2013 — $nil) as the Company recognized that the carrying values for the assets exceeded the expected undiscounted future cash flows. The charge recorded in 2015 was primarily related to the upgrade of xenon-based digital systems operating under operating lease arrangements to laser-based digital systems under sales or sales-type lease arrangements.

Other Charges (Recoveries)

The Company recorded a $0.6 million provision (2014 — $0.4 million; 2013 — $0.5 million) in costs and expenses applicable to revenues due to a reduction in the net realizable value of its inventories. These charges primarily resulted from a reduction in the net realizable value of its theater system equipment inventories and certain service part inventories due to normal operational activity.

The Company recorded a net provision of $0.7 million in 2015 (2014 — $0.7 million provision; 2013 — less than $0.1 million recovery) in accounts receivable based on the Company’s ongoing assessment of the collectability of specific customer balances.

In 2015, the Company also recorded a net provision of $0.1 in financing receivables (2014 — $0.2 million; 2013 — $0.5 million). Provisions of the Company’s financing receivables is recorded when the collectibility associated with certain financing receivables is uncertain. These provisions are adjusted when there is a significant change in the amount or timing of the expected future cash flows or when actual cash flows differ from cash flows previously expected.

In 2015, the Company recognized a $0.4 million other-than-temporary impairment of its investments as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost (2014 — $3.2 million; 2013 — $nil).

In 2015, the Company recorded a charge of $0.4 million (2014 — $0.5 million; 2013 — $0.4 million) reflecting assets that were no longer in use. The Company also recorded a charge of $0.6 million in cost of sales applicable to Equipment and product sales upon the upgrade of xenon-based digital systems under operating lease arrangements to laser-based digital systems under sales or sales-type lease arrangements. In addition, the Company recorded a charge of $0.5 million in cost of sales applicable to Rentals upon the upgrade of certain xenon-based digital systems to laser-based digital systems operating under joint revenue sharing arrangements.

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

RESULTS OF OPERATIONS

Management, including the Company’s CEO, who is the Company’s Chief Operating Decision Maker (as defined in the Segment Reporting Topic of the FASB ASC), assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), write-downs net of recoveries, interest income, interest expense and tax (provision) recovery are not allocated to the segments. As identified in note 19 to the audited consolidated financial statements in Item 8 of the Company’s 2015 Form 10-K, the Company has the following seven reportable segments identified by category of product sold or service provided:

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

The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements in Item 8 of the Company’s 2015 Form 10-K.

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

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue			Gross Margin
(In thousands of U.S. dollars)	Years Ended December 31,			Years Ended December 31,
	2015	2014	2013	2015	2014	2013
IMAX Theater Systems
IMAX Systems
Sales and sales-type leases(1)	$86,935	$58,875	$65,944	$44,790	$34,483	$35,652
Ongoing rent, fees, and finance income(2)	15,193	14,117	14,245	14,378	13,445	13,388
Other	17,579	12,154	11,182	279	129	102

	119,707	85,146	91,371	59,447	48,057	49,142

Theater System Maintenance	36,944	34,042	31,978	12,702	12,375	12,096

Joint Revenue Sharing Arrangements	99,120	68,418	64,130	68,372	44,714	44,565

Film
Production and IMAX DMR	107,089	83,172	83,496	77,645	62,922	56,088
Film distribution and post-production	10,945	19,763	16,962	1,122	5,320	2,712

	118,034	102,935	100,458	78,767	68,242	58,800

	$373,805	$290,541	$287,937	$219,288	$173,388	$164,603

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Year Ended December 31, 2015 Versus Year Ended December 31, 2014

The Company reported net income of $64.6 million or $0.92 per basic share and $0.90 per diluted share for the year ended December 31, 2015 as compared to net income of $42.2 million or $0.61 per basic share and $0.59 per diluted share for the year ended December 31, 2014. Net income for the year ended December 31, 2015 includes a $21.9 million charge or $0.31 per diluted share (2014 — $15.1 million or $0.22 per diluted share) for stock-based compensation. Adjusted net income, which consists of net income excluding the impact of stock-based compensation and the related tax impact, was $82.4 million or $1.15 per diluted share for the year ended December 31, 2015 as compared to adjusted net income of $54.9 million or $0.78 per diluted share for the year ended December 31, 2014. Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation and the related tax impact, was $73.0 million or $1.02 per diluted share for the year ended December 31, 2015 as compared to adjusted net income attributable to common shareholders of $52.5 million or $0.75 per diluted share for the year ended December 31, 2014. A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

	Years Ended December 31,
	2015			2014
	Net Income	Diluted EPS		Net Income	Diluted EPS
Reported net income	$64,624	$0.90	(1)	$42,169	$0.59	(1)
Adjustments:
Stock-based compensation	21,880	0.31		15,128	0.22
Tax impact on items listed above	(4,056)	(0.06)		(2,370)	(0.03)

Adjusted net income	82,448	1.15	(1)	54,927	0.78	(1)
Net income attributable to non-controlling interests	(8,780)	(0.12)		(2,433)	(0.03)
Stock-based compensation (net of tax) attributable to non-controlling interests	(703)	(0.01)		—	—

Adjusted net income attributable to common shareholders	$72,965	$1.02	(1)	$52,494	$0.75	(1)

Weighted average diluted shares outstanding		71,058			69,754

(1)	Includes impact of $0.8 million (2014 – $0.4 million) of accretion charges associated with redeemable Class C shares of IMAX China.

Revenues and Gross Margin

The Company’s revenues for the year ended December 31, 2015 increased 28.7% to $373.8 million from $290.5 million in 2014, primarily due to an increase in revenues from the Company’s IMAX systems, joint revenue sharing arrangements and film production and IMAX DMR segments. The gross margin across all segments in 2015 was $219.3 million, or 58.7% of total revenue, compared to $173.4 million, or 59.7% of total revenue in 2014. Impacting the gross margin in 2015 was the installation of 10 laser-based digital upgrades under sales or sales-type lease arrangements which had lower margins. Gross margin, excluding the impact of these laser-based digital upgrades, was 60.9% of total revenue in 2015.

IMAX Systems

IMAX systems revenue increased 40.6% to $119.7 million in 2015 as compared to $85.1 million in 2014 resulting primarily from the installation in 2015 of nine additional full, new theater systems and 11 digital upgrades including 10 laser-based digital upgrades and one xenon-based digital upgrade under sales or sales-type lease arrangements versus the prior year.

Revenue from sales and sales-type leases increased 47.7% to $86.9 million in 2015 from $58.9 million in 2014. The Company recognized revenue on 55 full, new theater systems which qualified as either sales or sales-type leases in 2015, with a total value of $68.6 million, versus 46 full, new theater systems in 2014 with a total value of $55.6 million. The Company also recognized revenue on the installation of 11 digital upgrades in 2015, of which 10 were laser-based and one was xenon-based, with a total value of $15.0 million, as compared to three xenon-based digital upgrades in 2014, with a total value of $2.3 million. Digital upgrades typically have lower sales prices and gross margin than full theater system installations. One used theater system was installed in the year ended December 31, 2015 with a total value of $0.2 million while no used systems were installed and recognized in 2014.

Average revenue per full, new sales and sales-type lease systems was $1.2 million in 2015, which was consistent with the prior year. The average revenue per full, new sales and sales-type lease systems varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors. Average revenue per digital upgrade was $1.4 million in 2015, as compared to $0.8 million in 2014. For 2015, the average revenue per upgrade was higher as 10 of the 11 system upgrades were for laser-based digital system configurations which are priced higher than xenon-based digital upgrades.

The installation of theater systems in newly-built theaters or multiplexes, which make up a large portion of the Company’s theater system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangements (see discussion below) installations by theater system configuration for 2015 and 2014 is outlined in the table below:

	2015		2014
New IMAX digital theater systems - installed and recognized
Sales and sales-types lease arrangements	56	(1)(2)	46
Joint revenue sharing arrangements	80		67

Total new theater systems	136		113

IMAX digital theater system upgrades - installed and recognized
Sales and sales-types lease arrangements	11	(2)	3
Short-term operating lease arrangements	2	(3)	3	(5)
Joint revenue sharing arrangements	5	(4)	2

Total upgraded theater systems	18		8

Total theater systems installed	154		121

(1)	Includes one used xenon-based digital system resulting in an addition to the Company’s commercial multiplex theater network.
(2)	Includes the installation of one new laser-based digital system and 10 upgrades to a laser-based digital system.
(3)	Includes one upgrade to a laser-based digital system and one upgrade to a xenon-based digital system under a short-term operating lease arrangement.
(4)	Includes five upgrades to a laser-based digital system.
(5)	Reflects xenon-based digital system configurations under short-term operating lease arrangements, which will be upgraded to a laser-based digital system configuration at a future date.

Revenues from sales and sales-type leases include settlement revenue of $0.1 million in 2015 as compared to $nil in 2014.

IMAX theater system margin from full, new sales and sales-type lease systems, excluding the impact of settlements, was 65.9% in 2015 which was higher than the 63.4% experienced in 2014. Gross margin from digital upgrades was $0.8 million in 2015, as compared to $1.2 million in 2014. In addition, the Company recorded a charge of $0.7 million upon the upgrade of xenon-based digital systems under operating lease arrangements to laser-based digital systems under sales or sales-type lease arrangements in IMAX Systems margin. Furthermore, included in IMAX systems margin is a charge of $0.1 million and $0.2 million in 2015 and 2014, respectively, due to a reduction in the net realizable value of its inventories. Gross margin varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location and other various factors. Gross margin from the sale of a used system was a loss of $0.2 million in 2015 as compared to $nil in 2014.

In 2015, due to change in agreement terms, an IMAX theater that had been operating under a joint revenue sharing arrangement became a sales-type lease arrangement. As a result of this transaction, the Company recorded revenue and margin of $1.2 million and $0.9 million, respectively. Furthermore, one of the Company’s customers acquired an IMAX theater from another customer that had been operating under an operating lease arrangement. This theater was purchased from the Company under a sale arrangement. As result of this sale transaction, the Company recorded revenue and margin of $0.8 million and $0.4 million, respectively. The above-referenced theaters were included in the Company’s 2014 network total.

In 2014, the Company donated, and recognized the associated costs, of a full, new xenon-based digital theater system to the University of Southern California’s School of Cinematic Arts. The theater, which is the first teaching lab of its kind in a collegiate setting, will give students the opportunity to learn about the latest innovations in filmmaking, set design, sound and post-production.

Ongoing rent revenue and finance income increased to $15.2 million in 2015 compared to $14.1 million in 2014. Gross margin for ongoing rent and finance income increased to $14.4 million in 2015 compared to $13.4 million in 2014. Contingent fees included in this caption amounted to $3.8 million and $3.0 million in 2015 and 2014, respectively.

Other revenue increased to $17.6 million in 2015 as compared to $12.2 million in 2014. Other revenue primarily includes revenue generated from the Company’s theater operations, camera rental business and after-market sales of projection system parts and 3D glasses. The growth in revenue is primarily the result of an increase in revenue from 3D glasses and higher box office generated by the films exhibited in the IMAX owned and operated theaters during 2015 as compared to the prior year period.

The gross margin recognized from other revenue increased to $0.3 million in 2015 as compared to $0.1 million in 2014.

Theater System Maintenance

Theater system maintenance revenue increased 8.5% to $36.9 million in 2015 from $34.0 million in 2014. Theater system maintenance gross margin increased to $12.7 million in 2015 from $12.4 million in 2014. The Company recorded a write-down of less than $0.1 million and $0.2 million for certain service parts inventories in 2015 and 2014, respectively. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenues from joint revenue sharing arrangements increased 44.9% to $99.1 million in 2015 from $68.4 million in 2014. The Company ended the year with 529 theaters operating under joint revenue sharing arrangements, as compared to 451 theaters at the end of 2014, an increase of 17.3%. The increase in revenues from joint revenue sharing arrangements was largely due to the greater number of theaters under joint revenue sharing arrangements in operation as compared to the prior year and stronger film performance. During 2015, the Company installed 80 full, new theaters under joint revenue sharing arrangements, as compared to 67 full new theaters during 2014.

The gross margin from joint revenue sharing arrangements was $68.4 million in 2015 as compared to $44.7 million in 2014. Included in the calculation of the 2015 gross margin were certain advertising, marketing and commission costs primarily associated with new theater launches of $4.3 million, as compared to $3.2 million for such expenses in 2014. Adjusted gross margin from joint revenue sharing arrangements, which excludes these expenses from both periods, was $72.6 million in 2015, compared to $47.9 million in 2014. A reconciliation of gross margin from the joint revenue sharing arrangement segment, the most directly comparable U.S. GAAP measure, to adjusted gross margin is presented in the table below:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2015	2014
Gross margin from joint revenue sharing arrangements	$68,372	$44,714
Add:
Advertising, marketing and commission costs	4,267	3,154

Adjusted gross margin from joint revenue sharing arrangements	$72,639	$47,868

Film

Revenue from the Company’s film segments increased to $118.0 million in 2015 from $102.9 million in 2014 primarily due to stronger film performance and continued network growth. Gross box-office generated by IMAX DMR films increased 31.3% to $985.3 million in 2015 from $750.2 million in 2014. With the addition of gross box-office from IMAX original films, the Company’s gross box-office exceeded $1 billion in 2015. Film production and IMAX DMR revenues increased 28.8% to $107.1 million in 2015 from $83.2 million in 2014. Gross box-office per screen for 2015 averaged $1,155,800, in comparison to $1,020,600 in 2014. In 2015, gross box-office was generated primarily from the exhibition of 57 films listed below (44 new and 13 carryovers), as compared to 50 (40 new and 10 carryover) films exhibited in 2014:

2015 Films Exhibited	2014 Films Exhibited

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

Focus: The IMAX Experience

Chappie: The IMAX Experience

Cinderella: The IMAX Experience

The Divergent Series: Insurgent: An IMAX 3D Experience

Furious 7: The IMAX Experience

The Water Diviner: The IMAX Experience

Dragon Ball Z: Revival of “F”: An IMAX 3D Experience

The Avengers: Age of Ultron: An IMAX 3D Experience

Tomorrowland: The IMAX Experience

Maze Runner: The IMAX Experience

John Wick: The IMAX Experience

San Andreas: An IMAX 3D Experience

Mad Max: Fury Road: An IMAX 3D Experience

Inside Out: An IMAX 3D Experience

The Monk Comes Down the Mountain: An IMAX 3D Experience

Jurassic World: An IMAX 3D Experience

Minions: An IMAX 3D Experience

Terminator Genisys: The IMAX Experience

Monster Hunt: An IMAX 3D Experience

Ant Man: An IMAX 3D Experience

Pixels: An IMAX 3D Experience

Mission Impossible — Rogue Nation: The IMAX Experience

Attack on Titan: Part 1: The IMAX Experience

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

Lucy: The IMAX Experience

The White Haired Witch of Lunar Kingdom: An IMAX 3D Experience

Guardians of the Galaxy: An IMAX 3D Experience

Teenage Mutant Ninja Turtles: An IMAX 3D Experience

The Expendables 3: The IMAX Experience

Forrest Gump: The IMAX Experience

The Maze Runner: The IMAX Experience

The Equalizer: The IMAX Experience

Breakup Buddies: The IMAX Experience

Bang Bang: The IMAX Experience

Dracula Untold: The IMAX Experience

John Wick: The IMAX Experience

Fury: The IMAX Experience

Interstellar: The IMAX Experience

Big Hero 6: An IMAX 3D Experience

To the Fore: The IMAX Experience

The Man from U.N.C.L.E: The IMAX Experience

Go Away Mr. Tumor: The IMAX Experience

The Transporter Refueled: The IMAX Experience

Everest: An IMAX 3D Experience

Attack on Titan: Part 2: The IMAX Experience

Lost in Hong Kong: The IMAX Experience

The Walk: The IMAX Experience

Crimson Peak: The IMAX Experience

The Martian: An IMAX 3D Experience

Spectre: The IMAX Experience

The Hunger Games: Mockingjay Part 2: An IMAX 3D Experience

In the Heart of the Sea: An IMAX 3D Experience

Star Wars: The Force Awakens: An IMAX 3D Experience

Mojin: The Lost Legend (aka “ The Ghouls”): An IMAX 3D Experience

The Polar Express: An IMAX 3D Experience

Penguins of Madagascar: An IMAX 3D Experience

Exodus: Gods and Kings: An IMAX 3D Experience

The Hobbit: The Battle of the Five Armies: An IMAX 3D Experience

Gone with the Bullets: An IMAX 3D Experience

Seventh Son: An IMAX 3D Experience

The Crossing Part 1: An IMAX 3D Experience

Night at the Museum: Secret of the Tomb: An IMAX 3D Experience

The Polar Express: An IMAX 3D Experience

Other revenues attributable to the film segment decreased 44.6% to $10.9 million in 2015 from $19.8 million in 2014. This decrease was attributable to the wide release of two IMAX original productions, Journey to the South Pacific and Island of Lemurs: Madagascar, in 2014, whereas, in 2015, the Company did not release any IMAX original productions as well as a decrease in post-production revenues as compared to the prior year.

The Company’s gross margin from its film segments increased 15.4% in 2015 to $78.8 million from $68.2 million in 2014. Film production and IMAX DMR gross margins increased to $77.6 million from $62.9 million primarily due to continued network growth and stronger film performance. Other gross margin attributable to the film segment was $1.1 million in 2015 as compared to $5.3 million in 2014, since no original productions were released in 2015, as described above, and a decrease in post-production business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $115.3 million in 2015, as compared to $93.3 million in 2014. Selling, general and administrative expenses excluding the impact of stock-based compensation were $93.4 million in 2015, as compared to $78.1 million in 2014. The following reflects the significant items impacting selling, general and administrative expenses as compared to the prior year period:

•	an $8.8 million increase in staff costs related to the core business, including salaries and benefits and certain incentive awards based on the Company’s performance, the completion of the IMAX China IPO, and the achievement of pre-determined performance metrics;

•	an $6.8 million increase in the Company’s stock-based compensation;

•	a $2.6 million net increase in staff costs and other expenses associated with new business initiatives, from $0.7 million in 2014 to $3.3 million in 2015;

•	an $0.9 million increase due to a change in foreign exchange rates. During the year ended December 31, 2015, the Company recorded a foreign exchange loss of $2.4 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities as compared to a loss of $1.5 million recorded in 2014. See note 15(b) of the audited consolidated financial statements in Item 8 of the Company’s 2015 Form 10-K for more information;

•	a $0.8 million net increase in advertising and promotion related activities; and

•	a $2.1 million net increase in other general corporate expenditures including an increase in consulting and other professional fees and costs associated with the IMAX China IPO.

Research and Development

Research and development expenses decreased to $12.7 million in 2015 compared to $16.1 million in 2014 and are primarily attributable to the development of the Company’s new laser-based digital projection system and its new private home theater. In 2014, the Company developed its next-generation laser-based digital projector, which provides greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. As of December 31, 2015, the Company had 18 laser-based digital theater systems in operation. In 2015, the Company introduced its new Private Home Theater in China. To date, the Company has signed agreements for more than 80 such systems.

The Company intends for additional research and development to continue throughout 2016 as the Company supports further development of the laser-based projection system. In addition, the Company plans to continue research and development activity in the future in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing and manufacturing more IMAX cameras, enhancing the Company’s 2D and 3D image quality, expanding the applicability of the Company’s digital technology, and using such technology to help expand the Company’s home entertainment platform, developing IMAX theater systems’ capabilities in both home and live entertainment, and further enhancing the IMAX theater and sound system design through the addition of more channels, improvements to the Company’s proprietary tuning system and mastering processes. The Company also continues to actively pursue opportunities in newly emerging areas of digital and media technology.

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.8 million in 2015, as compared to $0.9 million in 2014.

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

Asset Impairments and Other Charges

The Company recorded an asset impairment charge of $0.4 million and $0.3 million in 2015 and 2014, respectively, against property, plant and equipment after the Company assessed the carrying value of certain assets in light of their future expected cash flows.

In 2015, the Company recognized a $0.4 million other-than-temporary impairment of its investments as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost, as compared to $3.2 million in 2014.

In 2015 and 2014, the Company recorded a charge of $0.3 million and $0.5 million, respectively, reflecting assets that no longer meet capitalization requirements as the assets were no longer in use.

Interest Income and Expense

Interest income was $1.0 million in 2015, as compared to $0.4 million in 2014.

Interest expense was $1.7 million in 2015, as compared to $0.9 million in 2014. Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations rather than income tax expense. In 2015 and 2014, the Company recovered less than $0.1 million, respectively, in potential interest and penalties associated with its provision for uncertain tax positions. Also included in interest expense is the amortization of deferred finance costs in the amount of $1.0 million and $0.5 million in 2015 and

2014, respectively. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

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

The Company recorded an income tax provision of $20.1 million for 2015, of which $0.5 million is related to an increase in its provision for uncertain tax positions. For 2014, the Company recorded an income tax provision of $14.5 million, of which $0.2 million was related to a decrease in its provision for uncertain tax positions.

The provision for income taxes in the year ended December 31, 2015 includes a net income tax charge of less than $0.1 million (2014 - $0.4 million recovery) in continuing operations related to an increase in the valuation allowance for the Company’s deferred tax assets and other tax adjustments. In 2015, the Company recorded an adjustment of $14.0 million to the deferred tax assets, $5.9 million to the income tax provision and $8.1 million to shareholders’ equity related to tax benefits generated on the exercise of certain employee stock options. In conjunction with this, a provision for uncertain tax positions of $3.9 million was also recorded to the income tax provision and $7.9 million was recorded against shareholders’ equity.

During the year ended December 31, 2015, after considering all available evidence, both positive (including recent profits, projected future profitability, backlog, carry forward periods for, and utilization of net operating loss carryovers and tax credits, discretionary deductions and other factors) and negative (including cumulative losses in past years and other factors), the Company concluded that the valuation allowance against the Company’s deferred tax assets should increase by less than $0.1 million. The remaining $0.3 million balance in the valuation allowance as at December 31, 2015 is primarily attributable to certain U.S. state net operating loss carryovers that may expire without being utilized.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. At December 31, 2015, the equity method of accounting is being utilized for investments with a total carrying value of $1.0 million (December 31, 2014 – $2.8 million). For the year ended December 31, 2015, gross revenues, cost of revenue and net loss for these investments were $nil, $9.3 million and $9.1 million, respectively (2014 – $3.1 million, $5.9 million and $4.9 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $2.4 million for 2015 compared to $1.1 million in 2014. In 2014, the Company recognized a gain of $0.1 million resulting from the sale of its interest in an equity-accounted investment. No such transactions were recorded in 2015

Discontinued Operations

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

Non-Controlling Interests

The Company’s consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the IMAX China IPO as well as the impact of a non-controlling interest in its subsidiary created for the Film Fund activity. For the year ended December 31, 2015, the net income attributable to non-controlling interests of the Company’s subsidiaries was $8.8 million (2014 - $2.4 million).

Pension Plan

The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors. As at December 31, 2015, the Company had an unfunded and accrued projected benefit obligation of approximately $19.5 million (December 31, 2014 — $19.4 million) in respect of the SERP.

The net periodic benefit cost was $0.3 million and $0.3 million in 2015 and 2014, respectively. The components of net periodic benefit cost were as follows:

	Years ended December 31
	2015	2014
Interest cost	$253	$264

Pension expense	$253	$264

The plan experienced an actuarial gain of $0.2 million and an actuarial loss of $0.9 million during 2015 and 2014, respectively, resulting primarily from the continuing change in the Pension Benefit Guaranty Corporation (“PBGC”) published annuity interest rates year-over-year used to determine the lump sum payment under the plan.

Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause (as defined in his employment agreement), he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. Pursuant to an employment agreement dated January 1, 2014, the term of Mr. Gelfond’s employment was extended through December 31, 2016, although Mr. Gelfond has not informed the Company that he intends to retire at that time, and is currently in discussions regarding an extension of his employment agreement with the Company. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating this entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at December 31, 2015, the Company had an unfunded benefit obligation of $1.8 million (December 31, 2014 — $2.1 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at December 31, 2015, the Company had an unfunded benefit obligation recorded of $0.8 million (December 31, 2014 — $0.8 million).

Stock-Based Compensation

The Company estimates the fair value of stock option awards on the date of grant using fair value measurement techniques. The fair value of RSU awards is equal to the closing price of the Company’s common stock on the date of grant.

Stock-based compensation expense recognized under FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”) for 2015 and 2014 was $21.9 million and $15.1 million, respectively.

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

	Years Ended December 31,
	2014			2013
	Net Income	Diluted EPS		Net Income	Diluted EPS
Reported net income	$42,169	$0.59	(1)	$44,115	$0.64
Adjustments:
Stock-based compensation	15,128	0.22		11,928	0.17
Tax impact on items listed above	(2,370)	(0.03)		(344)	—

Adjusted net income	54,927	0.78	(1)	55,699	0.81
Net income attributable to non-controlling interests	(2,433)	(0.03)		—	—

Adjusted net income attributable to common shareholders	$52,494	$0.75	(1)	$55,699	$0.81

Weighted average diluted shares outstanding		69,754			68,961

(1)	Includes impact of $0.4 million of accretion charges associated with redeemable Class C shares of IMAX China.

Revenues and Gross Margin

The Company’s revenues for the year ended December 31, 2014 increased 0.9% to $290.5 million from $287.9 million in 2013, largely due to an increase in revenues from the Company’s joint revenue sharing arrangements, theater system maintenance segments and film segments, mostly offset by a decrease in revenue from the Company’s IMAX systems segment. The gross margin across all segments in 2014 was $173.4 million, or 59.7% of total revenue, compared to $164.6 million, or 57.2% of total revenue in 2013.

IMAX Systems

IMAX systems revenue decreased 6.8% to $85.1 million in 2014 as compared to $91.4 million in 2013 resulting primarily from the revenue recognition in 2013 of a number of previously installed digital upgrade theater systems which had been deferred from a prior period.

Revenue from sales and sales-type leases decreased 10.7% to $58.9 million in 2014 from $65.9 million in 2013. The Company recognized revenue on 46 full, new theater systems which qualified as either sales or sales-type leases in 2014, with a total value of $55.6 million, versus 45 full, new theater systems in 2013 with a total value of $54.9 million. The Company also recognized revenue on the installation of three xenon-based digital upgrades in 2014, with a total value of $2.3 million, as compared to five xenon-based digital upgrades in 2013, with a total value of $3.2 million. Digital upgrades typically have lower sales prices and gross margin than full theater system installations. The Company has decided to offer digital upgrades at lower selling prices for strategic reasons since the Company believes that digital theater systems increase flexibility and profitability for the Company’s existing exhibition customers. There were no used theater systems installed in the year ended December 31, 2014. In 2013, the Company installed and recognized one used 3D GT theater system with a total value of $1.2 million.

In 2013, the Company recognized revenue under a digital upgrade arrangement for 13 theater systems (10 sales and three operating leases) which were previously installed, but for which revenue recognition was deferred. The arrangement provided the customer with standard digital upgrades, which were installed, and a number of as-of-yet undeveloped upgrades. The Company’s policy is to defer revenue recognition until the upgrade right expires, if applicable, or a digital upgrade is delivered. In 2013, the upgrade right in the agreement expired such that contract consideration became fixed. Therefore, the Company recognized revenue and gross margin of $3.1 million and a loss of $0.3 million, respectively, from the 10 theater systems which qualify as sales. Revenue earned from the three theater systems, which qualify as operating leases, are included in the Company’s ongoing rent revenue and finance income discussion below.

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

The gross margin recognized from other revenue was $0.1 million in 2014 , which was consistent with the prior year.

Theater System Maintenance

Theater system maintenance revenue increased 6.5% to $34.0 million in 2014 from $32.0 million in 2013. Theater system maintenance gross margin increased to $12.4 million in 2014 from $12.1 million in 2013. The Company recorded a write-down of $0.2 million for certain service parts inventories in 2014 and 2013, respectively. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

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

	Years Ended December 31,
(In thousands of U.S. Dollars)	2014	2013
Gross margin from joint revenue sharing arrangements	$44,714	$44,565
Add:
Advertising, marketing and commission costs	3,154	3,582

Adjusted gross margin from joint revenue sharing arrangements	$47,868	$48,147

Film

Revenue from the Company’s film segments was $102.9 million in 2014 and $100.5 million in 2013. Gross box-office generated by IMAX DMR films increased 3.2% to $750.2 million in 2014 from $726.6 million in 2013, primarily due to continued network growth. Film production and IMAX DMR revenues were relatively consistent at $83.2 million in 2014 from $83.5 million in 2013. Gross box-office per screen for 2014 averaged $1,020,600 in comparison to $1,150,900 in 2013. In 2014, gross box-office was generated primarily from the exhibition of 50 films listed below (40 new and 10 carryovers), as compared to 44 (38 new and 6 carryover) films exhibited in 2013:

2014 Films Exhibited	2013 Films Exhibited
Despicable Me 2: An IMAX 3D Experience	The Polar Express: An IMAX 3D Experience
Gravity: An IMAX 3D Experience	Skyfall: The IMAX Experience
Thor: The Dark World: An IMAX 3D Experience	Life of Pi: An IMAX 3D Experience
Ender’s Game: The IMAX Experience	CZ12: An IMAX 3D Experience

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

Seventh Son: An IMAX 3D Experience
The Crossing Part 1: An IMAX 3D Experience
Night at the Museum: Secret of the Tomb: An IMAX 3D Experience
The Polar Express: An IMAX 3D Experience

Other revenues attributable to the film segment increased 16.5% to $19.8 million in 2014 from $17.0 million in 2013. This increase was attributable to the wide release of two IMAX original productions, Journey to the South Pacific and Island of Lemurs: Madagascar, in 2014, whereas in 2013, the Company only had a limited release of Journey to the South Pacific and an increase in post-production as compared to the prior year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $93.3 million in 2014, as compared to $84.9 million in 2013. The $8.4 million increase experienced from the prior year comparative period was largely the result of the following:

•	a $3.2 million increase in the Company’s stock-based compensation;

•	a $2.9 million increase in salaries and benefits and other staff costs;

•	a $0.8 million increase due to a change in foreign exchange rates. During the year ended December 31, 2014, the Company recorded a foreign exchange loss of $1.5 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities as compared to a loss of $0.7 million recorded in 2013;

•	a $0.7 million net increase in advertising and promotion related activities; and

•	a $0.9 million net increase in other general corporate expenditures.

Gain on Curtailment of Postretirement Benefit Plan

In 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company recognized a pre-tax curtailment gain of $2.2 million.

Research and Development

Research and development expenses increased to $16.1 million in 2014 compared to $14.8 million in 2013 and are primarily attributable to the development of the Company’s new laser-based digital projection system. The Company developed its next-generation laser-based digital projector, which provides greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers.

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

Asset Impairments and Other Charges

The Company recorded an asset retirement charge of $0.3 million in 2014 against property, plant and equipment after the Company assessed the carrying value of certain assets in light of their future expected cash flows. The Company did not recognize any asset impairment charges in the prior year comparative period.

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

The provision for income taxes in the year ended December 31, 2014 includes a net income tax recovery of $0.4 million (2013 — $0.3 million recovery) in continuing operations related to a decrease in the valuation allowance for the Company’s deferred tax assets and other tax adjustments. In 2014, the Company reversed $4.4 million in valuation allowance relating to current period deductible temporary differences and the utilization of loss carryforwards, of which $0.4 million was included in the provision for income taxes and $4.0 million, was included directly to shareholders’ equity

During the year ended December 31, 2014, after considering all available evidence, both positive (including recent profits, projected future profitability, backlog, carry forward periods for utilization of net operating loss carryovers and tax credits, discretionary deductions and other factors) and negative (including cumulative losses in past years and other factors), it was concluded that the valuation allowance against the Company’s deferred tax assets should be decreased by approximately $4.4 million. The remaining $0.3 million balance in the valuation allowance as at December 31, 2014 is primarily attributable to certain U.S. state net operating loss carryovers that may expire without being utilized.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. At December 31, 2014, the equity method of accounting is being utilized for investments with a total carrying value of $2.8 million (December 31, 2014 — $0.4 million). In 2013, the Company contributed $1.4 million, net of its share of costs, to a new business venture in the early-stage of start-up. In the first quarter of 2014, this new business venture was operational. For the year ended December 31, 2014, gross revenues, cost of revenue and net loss for these investments were $3.1 million, $5.9 million and $4.9 million, respectively (2013 — $6.6 million, $26.0 million and $26.3 million, respectively). In 2014, the Company recognized a gain of $0.1 million resulting from the sale of its interest in an equity-accounted investment. The Company recorded its proportionate share of the net loss which amounted to $1.1 million for 2014 compared to $2.8 million in 2013.

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

Non-Controlling Interests

Beginning in the second quarter of 2014, the Company’s consolidated financial statements included the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the net proceeds were classified as redeemable non-controlling interest in temporary equity. In addition, in 2014, the Company recognized the impact of a non-controlling interest in its subsidiary created for the Film Fund activity. For the year ended December 31, 2014, the net income attributable to non-controlling interests of the Company’s subsidiaries was $2.4 million.

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

The net periodic benefit cost was $0.3 million and $0.6 million in 2014 and 2013, respectively. The components of net periodic benefit cost were as follows:

	Years ended December 31
	2014	2013
Interest cost	$264	$195
Amortization of actuarial loss	—	444

Pension expense	$264	$639

The plan experienced an actuarial loss of $0.9 million and an actuarial gain of $2.3 million during 2014 and 2013, respectively, resulting primarily from the continuing change in the Pension Benefit Guaranty Corporation (“PBGC”) published annuity interest rates year-over-year used to determine the lump sum payment under the plan.

Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause (as defined in his employment agreement), he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. Pursuant to an employment agreement dated January 1, 2014, the term of Mr. Gelfond’s current employment agreement was extended through December 31, 2016, although Mr. Gelfond has not informed the Company that he intends to retire at that time, and is currently in discussions regarding an extension of his employment agreement with the Company. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating this entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at December 31, 2014, the Company had an unfunded benefit obligation of $2.1 million (December 31, 2013 —$2.2 million). In 2013, the Company amended the Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this change, the Company postretirement liability was reduced by $2.6 million, resulting in a pre-tax curtailment gain of $2.2 million. See note 21 (d) to the audited consolidated financial statements in Item 8 of the Company’s 2014 Form 10-K for additional information.

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

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility

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

Total amounts drawn and available under the Credit Facility at December 31, 2015 were $nil and $200.0 million, respectively (December 31, 2014 – $nil and $200.0 million, respectively).

Under the Credit Facility, the effective interest rate for the year ended December 31, 2015 was nil, as no amounts were outstanding during the period (2014 – nil).

The Credit Facility provides that the Company is required at all times to satisfy a Minimum Liquidity Test (as defined in the Credit Agreement) of at least $50.0 million. The Company is also required to maintain minimum EBITDA (as defined in the Credit Agreement) of $100.0 million. The Company is also required to maintain a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 2.25:1.0, which requirement decreases to (i) 2.0:1.0 on December 31, 2016; and (ii) 1.75:1.0 on December 31, 2017. The Company was in compliance with all of these requirements at December 31, 2015. The Maximum Total Leverage Ratio was 0.21:1 as at December 31, 2015, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $29.7 million. EBITDA is calculated as follows:

EBITDA per Credit Facility:
(In thousands of U.S. Dollars)
Net income	$64,624
Add (subtract):
Loss from equity accounted investments	2,402
Provision for income taxes	20,052
Interest expense, net of interest income	693
Depreciation and amortization, including film asset amortization(1)	41,787
Write-downs, net of recoveries including asset impairments and receivable provisions(1)	3,725
Stock and other non-cash compensation	22,379
EBITDA attributable to non-controlling interests(2)	(14,885)

$140,777

(1)	See note 18 to the audited consolidated financial statements in Item 8 of the Company’s 2015 Form 10-K.
(2)	The EBITDA calculation specified for purposes of the minimum EBITDA covenant excludes the reduction in EBITDA from the Company’s non-controlling interests.

Playa Vista Financing

On October 6, 2014, IMAX PV Development Inc., a Delaware corporation (“PV Borrower”) and direct wholly-owned subsidiary of IMAX U.S.A. Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company, entered into a construction loan agreement with Wells Fargo. The construction loan (the “Playa Vista Construction Loan”) was used to fund $22.3 million of the costs of development and construction of the new West Coast headquarters of the Company, located in the Playa Vista neighborhood of Los Angeles, California (the “Playa Vista Project”).

The total cost of development of the Playa Vista Project was approximately $54.0 million, with all costs in excess of the Playa Vista Construction Loan provided through funding by the Company.

On October 19, 2015, PV Borrower converted the Playa Vista Construction Loan from a construction loan into a permanent loan (“Playa Vista Loan”) pursuant to the terms of the loan documents. Pursuant to the conversion, PV Borrower increased the principal balance of the loan by an additional $7.7 million, to $30.0 million. Prior to the conversion, the Playa Vista Construction Loan bore interest at a variable interest rate per annum equal to 2.25% above the 30-day LIBOR rate, and PV Borrower was required to make monthly payments of interest only. However, as a result of the conversion, the interest rate decreased from 2.25% to 2.0% above the 30-day LIBOR rate, and PV Borrower will be required to make monthly payments of combined principal and interest over a 10-year term with a lump sum payment at the end of year 10. The Playa Vista Loan is being amortized over 15 years. The Playa Vista Loan will be fully due and payable on October 19, 2025 (the “Maturity Date”) and may be prepaid at any time without premium, but with all accrued interest and other applicable payments.

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

Total amount drawn under the Playa Vista Loan as at December 31, 2015 was $29.7 million (December 31, 2014 – $4.7 million). Under the Playa Vista Loan, the effective interest rate for December 31, 2015 was 2.40% (December 31, 2014 — 2.42%).

Letters of Credit and Other Commitments

As at December 31, 2015, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2014 — $nil), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by EDC (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at December 31, 2015, the Company had letters of credit and advance payment guarantees outstanding of $0.3 million under the Bank of Montreal Facility as compared to $0.3 million as at December 31, 2014.

Cash and Cash Equivalents

As at December 31, 2015, the Company’s principal sources of liquidity included cash and cash equivalents of $317.4 million, the Credit Facility, anticipated collection from trade accounts receivable of $98.0 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $20.3 million and payments expected in the next 12 months on existing backlog deals. As at December 31, 2015, the Company did not have any amount drawn on the Credit Facility (remaining availability of $200.0 million). As at December 31, 2015, the Company had $29.7 million drawn on the Playa Vista Loan. There were $nil letters of credit and advance payment guarantees outstanding under the Credit Facility and $0.3 million under the Bank of Montreal Facility. Cash held outside of Canada as at December 31, 2015 was $122.2 million (December 31, 2014 — $61.0 million).

During the year ended December 31, 2015, the Company’s operations provided cash of $83.7 million which reflects a $21.1 million increase in inventory partly related to all roll-out of its laser-based projection system. The Company used cash of $76.8 million to fund capital expenditures, principally for the construction of the Playa Vista Project, to build equipment for use in joint revenue sharing arrangements, to purchase other intangible assets, and to purchase property, plant and equipment. Based on management’s current operating plan for 2016, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements and to fund DMR agreements with studios. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of 80 new theater systems under joint revenue sharing arrangements in 2015.

In October 2015, IMAX China completed the IMAX China IPO. As part of the offering, IMAX China received net proceeds of approximately $58.3 million, after deducting commissions, from the issuance of 17,825,000 new shares. IMAX Corporation, through a wholly owned subsidiary, received net proceeds of approximately $103.7 million, after deducting commissions, from the sale of 26,737,400 sale shares (after exercise in full of the over-allotment). The Company anticipates that proceeds from the IMAX China IPO will be used to expand the IMAX theater network in Greater China, to increase the number of revenue sharing arrangements with the Company’s exhibitor partners, to strengthen the Company’s cooperation with Chinese studios and filmmakers and for general corporate purposes.

In 2014, the Company announced the sale and issuance of 20.0% of the shares in IMAX China to entities owned and controlled by investors CMC and FountainVest. The sale price for the interest was $80.0 million and was paid by the investors in two equal installments, the first of which was received on April 8, 2014 and the second of which was received on February 10, 2015.

In 2014, the Company’s Board of Directors approved a $150.0 million share repurchase program for shares of the Company’s common stock. Purchases under the program commenced in 2014. The share repurchase program expires June 30, 2017. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares, and the share repurchase program may be suspended or discontinued by the Company at any time. In 2015, the Company repurchased 1,000,000 (2014 — 112,034) common shares at an average price of $34.25 (2014 — $27.30) per share. The retired shares were purchased for $34.3 million (2014 — $3.1 million).

The Company believes that cash flow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to existing joint revenue sharing arrangements for the next 12 months.

The Company’s operating cash flow will be adversely affected if management’s projections of future signings for theater systems and film performance, theater installations and film productions are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2015 Form 10-K), there is no guarantee that the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

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

Cash provided by operating activities amounted to $83.7 million in 2015. Changes in other non-cash operating assets as compared to 2014 include: an increase of $22.5 million in accounts receivable; an increase of $13.6 million in financing receivables; an increase of $21.1 million in inventories; an increase of $1.6 million in prepaid expenses; and an increase of $0.7 million in other assets which includes an increase of $0.2 million in commissions and other deferred selling expenses and an increase of $0.5 million in other assets. Changes in other operating liabilities as compared to December 31, 2014 include: an increase in deferred revenue of $16.2 million related to backlog payments received in the current year, offset partially by amounts relieved from deferred revenue related to theater system installations; an increase in accounts payable of $9.2 million; and a decrease of $2.6 million in accrued liabilities.

Investing Activities

Net cash used in investing activities amounted to $78.8 million in 2015, which includes purchases of $43.3 million in property, plant and equipment, an investment in joint revenue sharing equipment of $28.5 million, net investment in new business ventures of $2.0 million and an increase in other intangible assets of $5.1 million. Included in the Company’s purchase of property, plant and equipment for 2015 is $27.7 million for the construction of the Playa Vista Project. Net cash used in investing activities amounted to $61.9 million in 2014.

Financing Activities

Net cash provided by financing activities in 2015 amounted to $205.2 million as compared to $52.3 million in 2014. In 2015, the Company received cash proceeds for the issuance of common shares net of related issuance costs of $38.0 million related to the IMAX China Investment by CMC and FountainVest, which represents a non-controlling interest in the Company’s subsidiary. The Company also received $162.0 million in net proceeds from the IMAX China IPO. Furthermore, the Company received $35.6 million from the issuance of common shares resulting from stock option exercises offset by $34.3 million paid for the repurchase of common shares under the Company’s share repurchase program. The Company spent $10.0 million to purchase treasury stock for the settlement of restricted share units and stock options and paid $9.5 million in dividends to the non-controlling interest shareholders of IMAX China as a result of the IMAX China IPO. The Company also borrowed $25.3 million under the Playa Vista Loan.

Capital Expenditures

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, other intangible assets and investments in film assets were $91.9 million in 2015 as compared to $79.1 million in 2014. Capital expenditures were higher in 2015 due in large part to the Playa Vista Project. As discussed above, a significant portion of the Playa Vista project was financed through the Playa Vista Loan, which offset the cash outlay associated with the project. See “Properties” in Item 2 in the Company’s 2015 Form 10-K.

Prior Year Cash Flow Activities

Net cash provided by operating activities amounted to $86.6 million in the year ended December 31, 2014. Changes in other non-cash operating assets as compared to 2013 included: an increase of $4.3 million in accounts receivable; an increase of less than $0.1 million in financing receivables; an increase of $7.6 million in inventories; an increase of $1.3 million in prepaid expenses; and a decrease of $6.7 million in other assets which includes a $11.0 million decrease in insurance recoveries receivable offset by an increase of $3.0 million related to prepaid tax, an increase of $0.8 million in commissions and other deferred selling expenses and an increase of $0.5 million in other assets. Changes in other operating liabilities as compared to December 31, 2013 included: an increase in deferred revenue of $12.1 million related to backlog payments received in 2014, offset partially by amounts relieved from deferred revenue related to theater system installations; a decrease in accounts payable of $5.2 million; and an increase of $5.7 million in accrued liabilities.

Net cash used in investing activities amounted to $61.9 million in 2014, which included purchases of $40.1 million in property, plant and equipment, an investment in joint revenue sharing equipment of $16.8 million, net investment in new business ventures of $2.0 million and an increase in other intangible assets of $2.9 million. Included in the Company’s purchase of purchase of property, plant and equipment for 2014 was $28.5 million for the purchase of land for and the commencement of the construction of the Playa Vista Project. Net cash used in investment activities amounted to $42.3 million in 2013.

Net cash provided by financing activities in 2014 amounted to $52.3 million as compared to cash used in financing activities of $4.4 million in 2013. In 2014, the Company received cash proceeds for the issuance of common shares net of related issuance costs of $32.7 million related to the IMAX China Investment by CMC and Fountain Vest, which represented a non-controlling interest in the Company’s subsidiary. The Company also received $10.8 million from the issuance of common shares resulting from stock option exercises offset by $3.6 million paid for the repurchase of common shares under the Company’s share repurchase program. The Company also borrowed $4.7 million under the Playa Vista Loan.

Capital expenditures including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment net of sales proceeds and investments in film assets were $79.1 million in the year ended December 31, 2014.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of December 31 2015 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligations	2016	2017	2018	2019	2020	Thereafter
Purchase obligations(1)	$22,199	$22,199	$—	$—	$—	$—	$—
Pension obligations(2)	19,871	—	19,871	—	—	—	—
Operating lease obligations(3)	18,478	4,987	3,996	3,546	1,759	438	3,752
Playa Vista Loan(4)	29,667	2,000	2,000	2,000	2,000	2,000	19,667
Postretirement benefits obligations	2,541	124	148	162	175	144	1,788

	$92,756	$29,310	$26,015	$5,708	$3,934	$2,582	$25,207

(1)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
(2)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2016), although Mr. Gelfond has not informed the Company that he intends to retire at that time, and is currently in discussions regarding an extension of his employment agreement with the Company.
(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s property in New York and at the various owned and operated theaters.
(4)	The Playa Vista Loan is fully due and payable on October 19, 2025. The Company is required to make monthly payments of combined principal and interest.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering Messrs. Gelfond and Wechsler. As at December 31, 2015, the Company had an unfunded and accrued projected benefit obligation of approximately $19.5 million (December 31, 2014 — $19.4 million) in respect of the SERP.

Pursuant to an employment agreement dated January 1, 2014, the term of Mr. Gelfond’s employment was extended through December 31, 2016, although Mr. Gelfond has not informed the Company that he intends to retire at that time, and is currently in discussions regarding an extension of his employment agreement with the Company. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating his entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at December 31, 2015, the Company had an unfunded benefit obligation of $1.8 million (December 31, 2014 — $2.1 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at December 31, 2015, the Company had an unfunded benefit obligation of $0.8 million (December 31, 2014 — $0.8 million).

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In addition, IMAX films generate box office in 67 countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. dollar could have an impact on the Company’s reported gross box office and revenues. The Company has incoming cash flows from its revenue generating theaters and ongoing operating expenses in China through its majority-owned subsidiary IMAX Shanghai Multimedia Technology Co., Ltd. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net Renminbi and Japanese Yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Renminbi, Japanese Yen, Euros and Canadian dollars.

The Company manages its exposure to foreign exchange rate risks through the Company’s regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

For the year ended December 31, 2015, the Company recorded a foreign exchange net loss of $2.4 million as compared to a foreign exchange net loss of $1.5 million in 2014, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2016 and 2017. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. All foreign currency forward contracts held by the Company as at December 31, 2015, are designated and qualify as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The notional value of foreign currency hedging instruments at December 31, 2015 was $30.7 million (December 31, 2014 — $36.8 million). A loss of $5.9 million was recorded to Other Comprehensive Income with respect to the depreciation/appreciation in the value of these contracts in 2015 (2014 — loss of $2.5 million). A loss of $3.2 million was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses in 2015 (2014 — loss of $1.2 million). Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At December 31, 2015, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros was $41.6 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2015, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $4.2 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at December 31, 2015, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at December 31, 2015, the Company had not drawn down on its Credit Facility (December 31, 2014 — $nil).

As at December 31, 2015, the Company had drawn down $29.7 million on its Playa Vista Loan (December 31, 2014 — $4.7 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in the LIBOR. The Company had variable rate debt instruments representing 11.7% and 2.4% of its total liabilities at December 31, 2015 and 2014, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at December 31, 2015.

Item 8.	Financial Statements and Supplementary Data

************

Report of Independent Registered Public Accounting Firm

To the Shareholders of IMAX Corporation

We have audited the accompanying consolidated balance sheets of IMAX Corporation and its subsidiaries as of December 31, 2015 and December 31, 2014 and the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2015. In addition, we have audited the financial statement schedule listed in the index appearing under item 15 (a) (2). We also have audited IMAX Corporation’s and its subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements, the financial statement schedule and the company’s internal control over financial reporting based on our integrated audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMAX Corporation and its subsidiaries as of December 31, 2015 and December 31, 2014 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, IMAX Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Ontario

February 24, 2016

IMAX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

	As at December 31,
	2015	2014
Assets
Cash and cash equivalents	$317,449	$106,503
Accounts receivable, net of allowance for doubtful accounts of $1,146 (December 31, 2014 — $947)	97,981	76,051
Financing receivables (notes 4 and 20(c))	117,231	105,700
Inventories (note 5)	38,753	17,063
Prepaid expenses	6,498	4,946
Film assets (note 6)	14,571	15,163
Property, plant and equipment (note 7)	218,267	183,424
Other assets (notes 8 and 20(e))	26,527	23,047
Deferred income taxes (note 9)	25,766	23,058
Other intangible assets (note 10)	28,950	27,551
Goodwill	39,027	39,027

Total assets	$931,020	$621,533

Liabilities
Bank indebtedness (note 11)	$29,667	$4,710
Accounts payable	23,455	26,145
Accrued and other liabilities (notes 6, 12(a), 12(c), 13, 14(c), 20(b), 20(d), 21 and 24)	95,748	75,425
Deferred revenue	104,993	88,566

Total liabilities	253,863	194,846

Commitments and contingencies (notes 12 and 13)

Non-controlling interests (note 22)	3,307	43,912

Shareholders’ equity
Capital stock (note 14) common shares — no par value. Authorized — unlimited number. Issued and outstanding — 69,673,244 (December 31, 2014 — 68,988,050)	448,310	344,862
Other equity	163,094	47,319
Accumulated earnings (deficit)	19,930	(6,259)
Accumulated other comprehensive loss	(7,443)	(3,147)

Total shareholders’ equity attributable to common shareholders	623,891	382,775
Non-controlling interests (note 22)	49,959	—

Total shareholders’ equity	673,850	382,775

Total liabilities and shareholders’ equity	$931,020	$621,533

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Years Ended December 31,
	2015	2014	2013

Revenues
Equipment and product sales (note 15(c))	$118,937	$78,705	$78,663
Services (note 15(c))	161,964	142,607	139,464
Rentals (note 15(c))	83,651	60,705	61,293
Finance income	9,112	8,524	8,142
Other (note 15(a))	141	—	375

	373,805	290,541	287,937

Costs and expenses applicable to revenues (note 2(m))
Equipment and product sales	63,635	36,997	37,517
Services (note 15(c))	70,855	62,228	68,844
Rentals	20,027	17,928	16,973

	154,517	117,153	123,334

Gross margin	219,288	173,388	164,603
Selling, general and administrative expenses (note 15(b)) (including share-based compensation expense of $21.9 million, $15.1 million and $11.9 million for 2015, 2014 and 2013, respectively)	115,345	93,260	84,854
Gain on curtailment of postretirement benefit plan (note 21(d))	—	—	(2,185)
Research and development	12,730	16,096	14,771
Amortization of intangibles	1,860	1,724	1,618
Receivable provisions, net of recoveries (note 16)	752	918	445
Asset impairments (note 17)	405	314	—
Impairment of investments (notes 20(b) and 20(e))	425	3,206	—

Income from operations	87,771	57,870	65,100
Interest income	968	405	55
Interest expense (note 9(g))	(1,661)	(924)	(1,345)

Income from operations before income taxes	87,078	57,351	63,810
Provision for income taxes	(20,052)	(14,466)	(16,629)
Loss from equity-accounted investments, net of tax	(2,402)	(1,071)	(2,757)

Income from continuing operations	64,624	41,814	44,424
Income (loss) from discontinued operations, net of tax (note 23)	—	355	(309)

Net income	64,624	42,169	44,115
Less: net income attributable to non-controlling interests (note 22)	(8,780)	(2,433)	—

Net income attributable to common shareholders	$55,844	$39,736	$44,115

Net income per share attributable to common shareholders - basic and diluted: (note 14(d))
Net income per share - basic:
Net income per share from continuing operations	$0.79	$0.57	$0.66
Net income per share from discontinued operations	—	0.01	—

	$0.79	$0.58	$0.66

Net income per share - diluted:
Net income per share from continuing operations	$0.78	$0.56	$0.64
Net income per share from discontinued operations	—	—	—

	$0.78	$0.56	$0.64

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

	Years Ended December 31,
	2015	2014	2013

Net income	$64,624	$42,169	$44,115

Unrealized defined benefit plan actuarial gain (loss) (note 21(a))	180	(857)	2,277
Amortization of defined benefit plan actuarial loss (note 21(a))	—	—	444
Unrealized postretirement benefit plans actuarial gain (loss) (notes 21(c) and 21(d))	79	(574)	(169)
Amortization of postretirement benefit plan actuarial loss (gain) (note 21(c))	135	(32)	—
Gain on curtailment of postretirement benefit plan (note 21(d))	—	—	398
Unrealized net loss from cash flow hedging instruments (note 20(d))	(5,881)	(2,524)	(1,031)
Realization of cash flow hedging net loss upon settlement (note 20(d))	3,217	1,186	312
Foreign currency translation adjustments (note 2)	(2,121)	(259)	(115)
Change in market value of available-for-sale investment (note 20(b))	—	—	(350)
Other-than-temporary impairment of available-for-sale investment (note 20(b))	—	350	—

Other comprehensive (loss) income, before tax	(4,391)	(2,710)	1,766
Income tax benefit (expense) related to other comprehensive (loss) income (note 9(h))	511	750	(504)

Other comprehensive (loss) income, net of tax	(3,880)	(1,960)	1,262

Comprehensive income	60,744	40,209	45,377
Less: Comprehensive income attributable to non-controlling interests	(9,196)	(2,491)	—

Comprehensive income attributable to common shareholders	$51,548	$37,718	$45,377

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Years Ended December 31,
	2015	2014	2013

Cash provided by (used in):
Operating Activities
Net income	$64,624	$42,169	$44,115
(Income) loss from discontinued operations, net of tax (note 23)	—	(355)	309
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization (notes 18(c) and 19(a))	42,803	33,756	37,172
Write-downs, net of recoveries (notes 18(d) and 19(a))	3,725	5,294	1,336
Change in deferred income taxes	(1,336)	627	12,899
Stock and other non-cash compensation	22,379	15,467	12,685
Unrealized foreign currency exchange loss	785	1,180	1,183
Gain on curtailment of postretirement benefit plan (note 21(d))	—	—	(2,185)
Loss from equity-accounted investments	3,838	1,774	2,757
Gain on non-cash contribution to equity-accounted investees	(1,436)	(703)	—
Investment in film assets	(15,119)	(19,233)	(20,935)
Changes in other non-cash operating assets and liabilities (note 18(a))	(36,578)	6,057	(33,755)
Net cash provided by (used in) operating activities from discontinued operations	—	572	(548)

Net cash provided by operating activities	83,685	86,605	55,033

Investing Activities
Purchase of property, plant and equipment	(43,257)	(40,104)	(13,016)
Investment in joint revenue sharing equipment	(28,474)	(16,838)	(22,775)
Investment in new business ventures	(2,000)	(2,500)	(4,000)
Proceeds from sale of business venture	—	507	—
Acquisition of other intangible assets	(5,065)	(2,918)	(2,486)

Net cash used in investing activities	(78,796)	(61,853)	(42,277)

Financing Activities
Increase in bank indebtedness (note 11)	25,290	4,710	12,000
Repayment of bank indebtedness (note 11)	(333)	—	(23,000)
Issuance of subsidiary shares to non-controlling interests - private offering	40,000	44,551	—
Share issuance costs from the issuance of subsidiary shares to non-controlling interests - private offering	(2,000)	(3,556)	—
Issuance of subsidiary shares to non-controlling interests - public offering	178,226	—	—
Share issuance expenses - public offering	(16,257)	—	(202)
Exercise of stock options (note 14(b))	35,609	10,834	8,970
Treasury stock repurchased for settlement of share based compensation	(10,000)	(790)	—
Repurchase of common shares	(34,276)	(3,063)	—
Dividends paid to non-controlling interests	(9,511)	—	—
Credit facility amendment fees paid	(1,533)	(427)	(2,151)

Net cash provided by (used in) financing activities	205,215	52,259	(4,383)

Effects of exchange rate changes on cash	842	(54)	(163)

Increase in cash and cash equivalents during year	210,946	76,957	8,210
Cash and cash equivalents, beginning of year	106,503	29,546	21,336

Cash and cash equivalents, end of year	$317,449	$106,503	$29,546

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars)

	Common Shares Issued and Outstanding	Capital Stock	Other Equity	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Shareholders’ Equity
Balance as at December 31, 2012	66,482,425	$313,744	$28,892	$(87,166)	$(2,391)	$—	$253,079
Net income	—	—	—	44,115	—	—	44,115
Other comprehensive income, net of tax	—	—	—	—	1,262	—	1,262
Paid-in capital for non-employee stock options granted (note 14(c))	—	—	174	—	—	—	174
Employee stock options exercised	1,291,347	12,044	(3,455)	—	—	—	8,589
Non-employee stock options exercised	25,000	613	(232)	—	—	—	381
Paid-in capital for employee stock options granted (note 14(c))	—	—	9,150	—	—	—	9,150
Paid-in capital for restricted share units granted (note 14(c))	—	—	2,120	—	—	—	2,120
Restricted share units vested (net of shares withheld for tax) (note 14(c))	42,461	1,114	(1,215)	—	—	—	(101)
Share issuance expenses	—	(202)	—	—	—	—	(202)
Utilization of windfall tax benefits from employee stock options (note 9(f))	—	—	1,018	—	—	—	1,018

Balance as at December 31, 2013	67,841,233	$327,313	$36,452	$(43,051)	$(1,129)	$—	$319,585
Net income	—	—	—	42,169	—	—	42,169
Other comprehensive loss, net of tax	—	—	—	—	(1,960)	—	(1,960)
Other comprehensive loss attributable to a non-controlling interest (note 22(a))	—	—	—	—	(58)	—	(58)
Net income attributable to non-controlling interests	—	—	—	(2,433)	—	—	(2,433)
Paid-in capital for non-employee stock options granted (note 14(c))	—	—	149	—	—	—	149
Employee stock options exercised	1,116,586	14,810	(4,260)	—	—	—	10,550
Non-employee stock options exercised	33,001	448	(165)	—	—	—	283
Paid-in capital for employee stock options granted (note 14(c))	—	—	9,275	—	—	—	9,275
Paid-in capital for restricted share units granted (note 14(c))	—	—	5,780	—	—	—	5,780
Restricted share units vested (net of shares withheld for tax) (note 14(c))	109,264	2,836	(3,148)	—	—	—	(312)
Restricted share units vested and issued to employees purchased on open market	—	—	(790)	—	—	—	(790)
Repurchase of common shares	(112,034)	(545)	—	(2,518)	—	—	(3,063)
Accretion charges associated with redeemable common stock	—	—	—	(426)	—	—	(426)
Utilization of windfall tax benefits from vested restricted share units and expensed stock options (note 9(f))	—	—	4,026	—	—	—	4,026

Balance as at December 31, 2014	68,988,050	$344,862	$47,319	$(6,259)	$(3,147)	$—	$382,775
Net income	—	—	—	64,624	—	—	64,624
Other comprehensive loss, net of tax	—	—	—	—	(4,296)	416	(3,880)
Net income attributable to non-controlling interests	—	—	—	(8,780)	—	9,113	333
Paid-in capital for non-employee stock options granted (note 14(c))	—	—	81	—	—	—	81
Employee stock options exercised	1,650,643	49,756	(14,278)	—	—	—	35,478
Non-employee stock options exercised	9,000	206	(75)	—	—	—	131
Paid-in capital for employee stock options granted (note 14(c))	—	—	12,225	—	—	—	12,225
Paid-in capital for restricted share units granted (note 14(c))	—	—	8,075	—	—	—	8,075
Restricted share units vested (net of shares withheld for tax) (note 14(c))	25,551	626	(1,151)	—	—	—	(525)
Restricted share units vested and issued to employees purchased on open market	—	—	(6,203)	—	—	—	(6,203)
Stock options exercises settled from treasury shares purchased on open market	—	—	(3,797)	—	—	—	(3,797)
Repurchase of common shares	(1,000,000)	(5,390)	—	(28,886)	—	—	(34,276)
Accretion charges associated with redeemable common stock	—	—	—	(769)	—	—	(769)
Utilization of windfall tax benefits from vested restricted share units and expensed stock options (note 9(f))	—	—	529	—	—	—	529
Issuance of subsidiary shares, initial public offering	—	71,291	106,935	—	—	—	178,226
Share issuance expenses, initial public offering	—	(13,041)	(3,216)	—	—	—	(16,257)
Dividends paid (note 22)	—	—	—	—	—	(9,511)	(9,511)
Tax impact of sale of subsidiary shares in initial public offering	—	—	(12,450)	—	—	—	(12,450)
Reduction in non-controlling interest value upon qualified initial public offering	—	—	29,100	—	—	(29,100)	—
Conversion of Class C Shares upon initial public offering	—	—	—	—	—	79,041	79,041

Balance as at December 31, 2015	69,673,244	$448,310	$163,094	$19,930	$(7,443)	$49,959	$673,850

(The accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

1.	Description of the Business

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), is an entertainment technology company specializing in digital and film-based motion picture technologies, whose principal activities are the:

•	design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 67 countries as at December 31, 2015;

•	production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems;

•	operation of certain theaters primarily in the United States; and

•	other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.

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

The consolidated financial statements include the accounts of the Company together with its consolidated subsidiaries, except for subsidiaries which the Company has identified as variable interest entities (“VIEs”) where the Company is not the primary beneficiary.

The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”).

The Company has 11 film production companies that are VIEs. For five of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. These consolidated production companies have total assets of $7.2 million (December 31, 2014 — $7.7 million) and total liabilities of $4.1 million as at December 31, 2015 (December 31, 2014 — $0.3 million). The majority of these consolidated assets are held by the IMAX Original Film Fund (the “Film Fund”) as described in note 22(b). For the other six film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at December 31, 2015, these six VIEs have total assets and total liabilities of $0.4 million (December 31, 2014 — $0.4 million). Earnings of the investees included in the Company’s consolidated statement of operations amounted to $nil in 2015 (2014 — $nil). The carrying value of these investments in VIEs that are not consolidated is $nil at December 31, 2015 (December 31, 2014 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the consolidated statement of operations. The Company’s exposure, which is determined based on the level of funding contributed by the Company and the development stage of the respective film, is $nil at December 31, 2015 (2014 — $nil).

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 “Investments – Equity Method and Joint Ventures” (“ASC 323”) and ASC 320 “Investments in Debt and Equity Securities” (“ASC 320”), as appropriate.

All intercompany accounts and transactions, including all unrealized intercompany profits on transactions with equity-accounted investees, have been eliminated.

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

(g)	Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives as follows:

Theater system components(1)	—	over the equipment’s anticipated useful life (7 to 20 years)
Camera equipment	—	5 to 10 years
Buildings	—	20 to 25 years
Office and product equipment	—	3 to 5 years
Leasehold improvements	—	over the shorter of the initial term of the underlying leases plus any reasonably assured renewal terms, and the useful life of the asset

(1)	Includes equipment under joint revenue sharing arrangements.

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

Investments in new business ventures are accounted for using ASC 323 as described in note 2(a). The Company currently accounts for its joint venture investment with TCL Multimedia Technology Holdings Limited, using the equity method of accounting. The Company accounts for in-kind contributions to its equity investment in accordance with ASC 845 “Non-Monetary Transactions” (“ASC 845”) whereby if the fair value of the asset or assets contributed is greater than the carrying value a partial gain shall be recognized.

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

Cost of Equipment and Product Sales

Theater systems and other equipment subject to sales-type leases and sales arrangements includes the cost of the equipment and costs related to project management, design, delivery and installation supervision services as applicable. The costs related to theater systems under sales and sales-type lease arrangements are relieved from inventory to costs and expenses applicable to revenues-equipment and product sales when revenue recognition criteria are met. In addition, the Company defers direct selling costs such as sales commissions and other amounts related to these contracts until the related revenue is recognized. These costs included in costs and expenses applicable to revenues-equipment and product sales, totaled $3.4 million in 2015 (2014 – $2.5 million, 2013 – $2.5 million). The cost of equipment and product sales prior to direct selling costs was $60.2 million in 2015 (2014 – $34.5 million, 2013 – $35.0 million). The Company may have warranty obligations at or after the time revenue is recognized which require replacement of certain parts that do not affect the functionality of the theater system or services. The costs for warranty obligations for known issues are accrued as charges to costs and expenses applicable to revenues-equipment and product sales at the time revenue is recognized based on the Company’s past historical experience and cost estimates.

Cost of Rentals

For theater systems and other equipment subject to an operating lease or placed in a theater operators’ venue under a joint revenue sharing arrangement, the cost of equipment and those costs that result directly from and are essential to the arrangement, is included within property, plant and equipment. Depreciation and impairment losses, if any, are included in cost of rentals based on the accounting policy set out in note 2(g). Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned, which is typically the month of installation. These costs totaled $1.1 million in 2015 (2014 – $1.1 million, 2013 – $1.9 million). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $1.9 million in 2015 (2014 – $1.5 million, 2013 – $1.7 million).

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

Film Production and IMAX DMR Services

In certain film arrangements, the Company produces a film financed by third parties whereby the third party retains the copyright and the Company obtains exclusive distribution rights. Under these arrangements, the Company is entitled to receive a fixed fee or to retain as a fee the excess of funding over cost of production (the “production fee”). The third parties receive a portion of the revenues received by the Company from distributing the film, which is charged to costs and expenses applicable to revenues-services. The production fees are deferred, and recognized as a reduction in the cost of the film based on the ratio of the Company’s distribution revenues recognized in the current period to the ultimate distribution revenues expected from the film. Film exploitation costs, including advertising and marketing totaled $13.3 million in 2015 (2014 — $7.1 million, 2013 — $4.2 million) and are recorded in costs and expenses applicable to revenues-services as incurred.

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

Film Distribution

Revenue from the licensing of films is recognized in Services revenues when persuasive evidence of a licensing arrangement exists, the film has been completed and delivered, the license period has begun, the fee is fixed or determinable and collectibility is reasonably assured. When license fees are based on a percentage of box-office receipts, revenue is recognized when box-office receipts are reported by exhibitors, provided collectibility is reasonably assured. Film exploitation costs, including advertising and marketing, totaled a recovery of $0.1 million in 2015 (2014 — expense of $0.6 million, 2013 — expense of $0.4 million) and are recorded in costs and expenses applicable to revenues-services as incurred.

Film Post-Production Services

Revenues from post-production film services are recognized in Services revenues when performance of the contracted services is complete provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectibility is reasonably assured.

Other

The Company recognizes revenue in Services revenues from its owned and operated theaters resulting from box-office ticket and concession sales as tickets are sold, films are shown and upon the sale of various concessions. The sales are cash or credit card transactions with theater goers based on fixed prices per seat or per concession item.

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

Monetary assets and liabilities of the Company’s operations which are denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the end of the period. Non-monetary items are translated at historical exchange rates. Revenue and expense transactions are translated at exchange rates prevalent at the transaction date. In 2013, the Company determined that the functional currency of one of its consolidated subsidiaries had changed from the Company’s reporting currency to the currency of the nation in which it is domiciled. As a result, in accordance with the FASB ASC 830 “Foreign Currency Matters”, the adjustment attributable to current-rate translation of non-monetary assets as of the date of the change was reported in other comprehensive income (“OCI”). The functional currency of its other consolidated subsidiaries continues to be the United States dollar. Foreign exchange translation gains and losses are included in the determination of earnings in the period in which they arise.

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

Stock Options

As the Company stratifies its employees into homogeneous groups in order to calculate fair value under the Binomial Model, ranges of assumptions used are presented for expected option life and annual termination probability. The Company uses historical data to estimate option exercise and employee termination within the valuation model; various groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility rate is estimated based on a blended volatility method which takes into consideration the Company’s historical share price volatility, the Company’s implied volatility which is implied by the observed current market prices of the Company’s traded options and the Company’s peer group volatility. The Company utilizes the Binomial Model to determine expected option life based on such data as vesting periods of awards, historical data that includes past exercise and post-vesting cancellations and stock price history.

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

(q)	Pension Plans and Postretirement Benefits

The Company has a defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”). As the Company’s SERP is unfunded, as at December 31, 2015, a liability is recognized for the projected benefit obligation.

Assumptions used in computing the defined benefit obligations are reviewed annually by management in consultation with its actuaries and adjusted for current conditions. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefits cost are recognized as a component of other comprehensive income. Amounts recognized in accumulated other comprehensive income including unrecognized actuarial gains or losses and prior service costs are adjusted as they are subsequently recognized in the consolidated statement of operations as components of net periodic benefit cost. Prior service costs resulting from the pension plan inception or amendments are amortized over the expected future service life of the employees, cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation are amortized over the expected average remaining service life of the employees, and current service costs are expensed when earned. The remaining weighted average future service life of the employee used in computing the defined benefit obligation for the year ended December 31, 2015 was 2.0 years.

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

3.	New Accounting Standards and Accounting Changes

Adoption of New Accounting Policies

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity” (“ASU 2014-08”). The amendments in ASU 2014-08 change the requirements for reporting discontinued operations in Subtopic 205-20. The amendments improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures for discontinued operations. For public companies, the amendments apply to all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years and are to be applied prospectively. The Company adopted the standard on January 1, 2015. The adoption of the amended standard did not have a material impact on the Company’s consolidated financial statements.

In June 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements” (“ASU 2015-10”). The amendments in ASU 2015-10 represent changes to clarify, correct unintended application of guidance, or make minor improvements to the accounting standards codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. For public companies, the standard is effective immediately for amendments that do not have transition guidance. Amendments that are subject to transition guidance, the effective date is interim and annual reporting periods beginning after December 15, 2015. The Company adopted the standard immediately upon issuance for amendments that do not have transition guidance. The adoption of the amended standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued FASB Accounting Standard Codification Updates

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), and in August 2015 issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”). Under ASU 2015-03, debt issuance costs reported on the consolidated balance sheet would be reflected as a direct deduction from the related debt liability rather than as an asset. While ASU 2015-03 addresses costs related to term debt, ASU No. 2015-15 provides clarification regarding costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. ASU No. 2015-15 provides commentary that the SEC staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. For public companies, ASU No. 2015-03 is effective January 1, 2016, with early adoption permitted. The Company is currently assessing the impact of ASU 2015-11 on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The purpose of the amendment is to more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards. The clarifications are not intended to result in any changes in practice and to reduce the complexity in guidance on the subsequent measurement of inventory. This standard only applies to inventory being measured using the first-in, first-out or average cost methods of accounting for inventory. For public entities, the amendments are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2015-11 on its consolidated financial statements.

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

Recently issued FASB accounting standard codification updates, except for ASU No. 2015-11 and ASUC 2015-14, were not material to the Company’s consolidated financial statements for the year ended December 31, 2015.

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

(b)	Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	As at December 31,
	2015	2014
Gross minimum lease payments receivable	$13,998	$13,928
Unearned finance income	(2,381)	(2,357)

Minimum lease payments receivable	11,617	11,571
Accumulated allowance for uncollectible amounts	(672)	(972)

Net investment in leases	10,945	10,599

Gross financed sales receivables	146,232	131,155
Unearned finance income	(39,378)	(35,560)

Financed sales receivables	106,854	95,595
Accumulated allowance for uncollectible amounts	(568)	(494)

Net financed sales receivables	106,286	95,101

Total financing receivables	$117,231	$105,700

Net financed sales receivables due within one year	$19,068	$15,544
Net financed sales receivables due after one year	$87,218	$79,557

In 2015, the financed sales receivables had a weighted average effective interest rate of 9.4% (2014 — 9.6%).

(c)	Contingent Fees

Contingent fees that meet the Company’s revenue recognition policy, from customers under various arrangements, have been reported in revenue as follows:

	Years Ended December 31,
	2015	2014	2013
Sales	$2,492	$2,058	$2,493
Sales-type leases	363	102	184
Operating leases	901	886	1,009

Subtotal - sales, sales-type leases and operating leases	3,756	3,046	3,686
Joint revenue sharing arrangements	82,016	57,973	58,694

	$85,772	$61,019	$62,380

(d)	Future Minimum Rental Payments

Future minimum rental payments receivable from operating and sales-type leases at December 31, 2015, for each of the next five years are as follows:

	Operating Leases	Sales-Type Leases
2016	$993	$2,705
2017	794	1,876
2018	688	1,667
2019	527	1,504
2020	478	1,403
Thereafter	2,074	3,627

Total	$5,554	$12,782

Total future minimum rental payments receivable from sales-type leases at December 31, 2015 exclude $1.2 million which represents amounts billed but not yet received.

5.	Inventories

	As at December 31,
	2015	2014
Raw materials	$25,750	$9,147
Work-in-process	2,628	1,211
Finished goods	10,375	6,705

	$38,753	$17,063

At December 31, 2015, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $5.4 million (December 31, 2014 — $1.4 million).

Inventories at December 31, 2015 include write-downs for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $0.6 million (December 31, 2014 — $0.4 million).

6.	Film Assets

	As at December 31,
	2015	2014
Completed and released films, net of accumulated amortization of $112,571 (2014 — $96,214)	$6,445	$8,018
Films in production	1,538	1,758
Films in development	6,588	5,387

	$14,571	$15,163

The Company expects to amortize film costs of $6.3 million for released films within three years from December 31, 2015 (December 31, 2014 — $7.1 million), including $3.6 million, which reflects the portion of the costs of the Company’s completed films that are expected to be amortized within the next year. The amount of participation payments to third parties related to these films that the Company expects to pay during 2016, which is included in accrued liabilities at December 31, 2015, is $3.9 million (2014 — $5.0 million).

7.	Property Plant and Equipment

	As at December 31, 2015
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)(3)	$199,974	$74,568	$125,406
Camera equipment(7)	5,393	3,368	2,025

	205,367	77,936	127,431

Assets under construction(4)	9,616	—	9,616

Other property, plant and equipment
Land	8,203	—	8,203
Buildings	67,150	12,679	54,471
Office and production equipment(6)	34,396	17,035	17,361
Leasehold improvements	3,512	2,327	1,185

	113,261	32,041	81,220

	$328,244	$109,977	$218,267

	As at December 31, 2014
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components(1)(2)(3)	$179,236	$63,862	$115,374
Camera equipment(7)	5,253	2,874	2,379

	184,489	66,736	117,753

Assets under construction(4)(5)	43,250	—	43,250

Other property, plant and equipment
Land	8,180	—	8,180
Buildings	16,584	10,998	5,586
Office and production equipment(6)	27,996	19,659	8,337
Leasehold improvements	9,937	9,619	318

	62,697	40,276	22,421

	$290,436	$107,012	$183,424

(1)	Included in theater system components are assets with costs of $11.5 million (2014 — $15.3 million) and accumulated depreciation of $7.3 million (2014 — $9.1 million) that are leased to customers under operating leases.
(2)	Included in theater system components are assets with costs of $178.0 million (2014 — $157.6 million) and accumulated depreciation of $62.2 million (2014 — $50.2 million) that are used in joint revenue sharing arrangements.
(3)	In 2015, the Company identified and wrote off $1.1 million of theater system components upon the upgrade of xenon-based digital systems under operating lease arrangements to laser-based digital systems under sales or sales-type lease arrangements. In 2015, the Company recorded $2.2 million (2014 — $0.3 million) related to theater system components that are no longer in use and fully amortized.
(4)	Included in assets under construction are components with costs of $6.0 million (2014 — $0.1 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.
(5)	In 2014, included in assets under construction is $40.1 million, including accrued expenditures of $12.2 million for the construction of a new office facility in California.
(6)	Fully amortized office and production equipment is still in use by the Company. In 2015, the Company identified and wrote off $3.1 million (2014 - $2.0 million) of office and production equipment that is no longer in use and fully amortized.

(7)	Fully amortized camera equipment is still in use by the Company. In 2015 and 2014, the Company identified and wrote off $nil and $0.3 million, respectively of camera equipment that is no longer in use and fully amortized.

8.	Other Assets

	As at December 31,
	2015	2014
Prepaid taxes (note 9)	$9,064	$8,174
Lease incentives provided to theaters	5,852	5,785
Commissions and other deferred selling expenses	3,933	3,448
Equity-accounted investments	1,005	2,765
Deferred charges on debt financing	2,638	2,120
Other investments	1,193	619
Insurance recoverable	2,842	136

	$26,527	$23,047

9.	Income Taxes

(a)	Income (loss) from continuing operations before income taxes by tax jurisdiction are comprised of the following:

	Years Ended December 31,
	2015	2014	2013

Canada	$41,099	$15,453	$51,593
United States	4,504	10,350	678
China	45,818	26,327	12,012
Ireland	(10,581)	—	—
Other	6,238	5,221	(473)

	$87,078	$57,351	$63,810

(b)	The (provision for) recovery of income taxes related to income from continuing operations is comprised of the following:

	Years Ended December 31,
	2015	2014	2013
Current:
Canada	$(10,862)	$(3,495)	$(1,068)
United States	985	(4,072)	(144)
China	(10,591)	(6,023)	(2,317)
Ireland	—	—	—
Other	(920)	(249)	(201)

	(21,388)	(13,839)	(3,730)

Deferred:(1)
Canada	(518)	433	(13,198)
United States	147	(791)	214
China	(83)	(216)	(252)
Ireland	1,840	—	—
Other	(50)	(53)	337

	1,336	(627)	(12,899)

	$(20,052)	$(14,466)	$(16,629)

(1)	For the year ended December 31, 2015, the Company has increased the valuation allowance by less than $0.1 million (2014 — $4.4 million decrease) relating to the future utilization of deductible temporary differences, tax credits, and certain net operating loss carryforwards. Also included in the provision for income taxes is the deferred tax related to amounts recorded in and reclassified from other comprehensive income in the year of $0.5 million.

(c) The provision for income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings due to the following:

	Years Ended December 31,
	2015	2014	2013

Income tax provision at combined statutory rates	$(23,081)	$(15,189)	$(16,914)
Adjustments resulting from:
Stock based compensation	2,387	(2,244)	(2,603)
Other non-deductible/non-includable items	(439)	1,257	(341)
Change in valuation allowance relating to current year temporary differences	(16)	429	341
Changes to tax reserves	(453)	230	84
U.S. federal and state taxes	(27)	(200)	(144)
Income tax at different rates in foreign and other provincial jurisdictions	961	516	918
Investment and other tax credits (non-refundable)	881	1,773	1,041
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	(242)	(1,013)	11
Tax effect of loss from equity-accounted investments	—	(41)	1,040
Other	(23)	16	(62)

Provision for income taxes, as reported	$(20,052)	$(14,466)	$(16,629)

(d)	The net deferred income tax asset is comprised of the following:

	As at December 31,
	2015	2014

Net operating loss carryforwards	$1,158	$1,091
Investment tax credit and other tax credit carryforwards	—	225
Write-downs of other assets	720	681
Excess tax over accounting basis in property, plant and equipment, inventories and other assets	11,741	8,062
Accrued pension liability	6,626	6,496
Other accrued reserves	7,656	7,955

Total deferred income tax assets	27,901	24,510
Income recognition on net investment in leases	(1,809)	(1,142)

	26,092	23,368
Valuation allowance	(326)	(310)

Net deferred income tax asset	$25,766	$23,058

The gross deferred tax assets include an asset of $1.2 million relating to the remaining tax effect resulting from the Company’s defined benefit pension plan and postretirement benefit plans, the related actuarial gains and losses and unrealized net gains and losses on cash flow hedging instruments recorded in accumulated other comprehensive loss.

In 2015, the Company recorded an adjustment of $14.0 million to deferred tax assets, $5.9 million to the income tax provision and $8.1 million to shareholders’ equity related to excess tax benefits generated on the exercise of certain employee stock options. In conjunction with this, a provision for uncertain tax positions of $3.9 million was recorded to income tax provision and $7.9 million was recorded against shareholders’ equity.

During the year, the Company and its subsidiaries completed a number of intra-entity sales of assets. The Company has deferred or eliminated the related tax expense and deferred taxes specifically associated with such intra-entity transfers, and is included in Other Assets as disclosed in note 8.

The Company has not provided Canadian taxes on cumulative earnings of non-Canadian affiliates and associated companies that have been reinvested indefinitely. Taxes are provided for earnings of non-Canadian affiliates and associated companies when the Company determines that such earnings are no longer indefinitely reinvested.

(e)	Estimated net operating loss carryforwards (excluding state losses) and estimated tax credit carryforwards expire as follows:

Investment Tax
Credits and
	Other	Net Operating
	Tax Credit	Loss
	Carryforwards	Carryforwards
2016	$—	$—
2017	—	—
2018	—	—
2019	—	—
2020	—	—
Thereafter	2,119	15,705

	$2,119	$15,705

Estimated net operating loss carryforwards can be carried forward to reduce taxable income through to 2036. Investment tax credits and other tax credits can be carried forward to reduce income taxes payable through to 2036.

(f)	Valuation allowance

The provision for income taxes in the year ended December 31, 2015 includes a net income tax expense of less than $0.1 million (2014 — $0.4 million recovery) in continuing operations related to an increase in the valuation allowance for the Company’s deferred tax assets and other tax adjustments. During the year ended December 31, 2015, after considering all available evidence, both positive (including recent and historical profits, projected future profitability, backlog, carryforward periods for, and utilization of net operating loss carryovers and tax credits, discretionary deductions and other factors) and negative (including cumulative losses in past years and other factors), it was concluded that the valuation allowance against the Company’s deferred tax assets should be increased by less than $0.1 million (2014 — $4.4 million decrease). The remaining $0.3 million (2014 — $0.3 million) balance in the valuation allowance as at December 31, 2015 is primarily attributable to certain U.S. state net operating loss carryovers that may expire unutilized.

(g)	Uncertain tax positions

In connection with the Company’s adoption of FIN 48, as of January 1, 2007, the Company recorded a net increase to its deficit of $2.1 million (including approximately $0.9 million related to accrued interest and penalties) related to the measurement of potential international withholding tax requirements and a decrease in reserves for income taxes. As at December 31, 2015 and December 31, 2014, the Company had total unrecognized tax benefits (including interest and penalties) of $14.6 million and $2.3 million, respectively, for deductibility of stock based compensation, international withholding taxes and other items. Approximately $6.3 million of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) for the years ended December 31 is as follows:

(In thousands of U.S. Dollars)	2015	2014	2013
Balance at beginning of the year	$1,972	$2,202	$2,286
Additions based on tax positions related to the current year	12,694	237	210
Reductions resulting from lapse of applicable statute of limitations and administrative practices	(445)	(467)	(294)

Balance at the end of the year	$14,221	$1,972	$2,202

Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations rather than income tax expense. The Company recovered less than $0.1 million in potential interest and penalties associated with its provision for uncertain tax positions for the years ended December 31, 2015 (2014 — $0.2 million recovery, 2013 — less than $0.1 million recovery).

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada, the province of Ontario, the United States (including multiple states), Ireland and China.

The Company’s 2010 through 2015 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and the 2006 through 2015 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other on-going audits in various other jurisdictions that are not material to the financial statements.

(h)	Income Tax Effect on Comprehensive Income

The income tax benefit (expense) related to the following items included in other comprehensive (loss) income are:

	Years Ended December 31,
	2015	2014	2013

Unrecognized actuarial gain or loss on defined benefit plan	$(47)	$225	$(588)
Amortization of actuarial loss on defined benefit plan	—	—	(114)
Unrecognized actuarial gain or loss on postretirement benefit plans	(21)	151	43
Amortization of actuarial gain or loss on postretirement benefit plan	(35)	8	—
Gain on curtailment of postretirement benefit plan	—	—	(100)
Other-than-temporary impairment of available-for-sale investment	—	(45)	—
Change in market value of available-for-sale investment	—	—	45
Unrealized change in cash flow hedging instruments	1,543	658	264
Realized change in cash flow hedging instruments upon settlement	(844)	(306)	(80)
Foreign currency translation adjustments	(85)	59	26

	$511	$750	$(504)

10.	Other Intangible Assets

	As at December 31, 2015
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$10,399	$6,502	$3,897
Licenses and intellectual property	22,390	6,464	15,926
Other	11,878	2,751	9,127

	$44,667	$15,717	$28,950

	As at December 31, 2014
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$9,686	$5,967	$3,719
Licenses and intellectual property	20,490	4,867	15,623
Other	9,873	1,664	8,209

	$40,049	$12,498	$27,551

Other intangible assets of $11.9 million are comprised mainly of the Company’s investment in a new enterprise resource planning system. Fully amortized other intangible assets are still in use by the Company. In 2015, the Company identified and wrote off $0.1 million (2014 — $0.1 million) of patents and trademarks that are no longer in use.

During 2015, the Company acquired $4.8 million in other intangible assets. The net book value of these other intangible assets was $4.4 million as at December 31, 2015. The weighted average amortization period for these additions is 10 years.

During 2015, the Company incurred costs of less than $0.1 million to renew or extend the term of acquired patents and trademarks which were recorded in selling, general and administrative expenses (2014 — $0.1 million).

The estimated amortization expense for each of the years ended December 31, are as follows:

2016	$3,669
2017	3,669
2018	3,669
2019	3,669
2020	3,669

11.	Credit Facility and Playa Vista Loan

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

The terms of the Credit Facility are set forth in the Fourth Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), dated March 3, 2015, among the Company, the Guarantors, the lenders named therein, Wells Fargo Bank, National Association (“Wells Fargo”), as agent and issuing lender (Wells Fargo, together with the lenders named therein, the “Lenders”) and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner and in various collateral and security documents entered into by the Company and the Guarantors. Each of the Guarantors has also entered into a guarantee in respect of the Company’s obligations under the Credit Facility.

The Company was in compliance with all of its requirements at December 31, 2015.

Total amounts drawn and available under the Credit Facility at December 31, 2015 were $nil and $200.0 million, respectively (December 31, 2014 — $nil and $200.0 million, respectively).

As at December 31, 2015, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2014 — $nil), under the Credit Facility.

Playa Vista Financing

On October 6, 2014, IMAX PV Development Inc., a Delaware corporation (“PV Borrower”) and direct wholly-owned subsidiary of IMAX U.S.A. Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company, entered into a construction loan agreement with Wells Fargo. The construction loan (the “Playa Vista Construction Loan”) was used to fund $22.3 million of the costs of development and construction of the West Coast headquarters of the Company, located in the Playa Vista neighborhood of Los Angeles, California (the “Playa Vista Project”).

The total cost of development of the Playa Vista Project was approximately $54.0 million, with all costs in excess of the Playa Vista Construction Loan provided through funding by the Company. The Company began occupying the Playa Vista facility in March of 2015.

On October 19, 2015, PV Borrower converted the Playa Vista Construction Loan from a construction loan into a permanent loan (“Playa Vista Loan”) pursuant to the terms of the loan documents. Pursuant to the conversion, PV Borrower increased the principal balance of the loan by an additional $7.7 million, to $30.0 million. Prior to the conversion, the Playa Vista Construction Loan bore interest at a variable interest rate per annum equal to 2.25% above the 30-day LIBOR rate, and PV Borrower was required to make monthly payments of interest only. However, as a result of the conversion, the interest rate decreased from 2.25% to 2.0% above the 30-day LIBOR rate, and PV Borrower will be required to make monthly payments of combined principal and interest over a 10-year term with a lump sum payment at the end of year 10. The Playa Vista Loan is being amortized over 15 years. The Playa Vista Loan will be fully due and payable on October 19, 2025 (the “Maturity Date”), and may be prepaid at any time without premium, but with all accrued interest and other applicable payments.

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

Bank indebtedness includes the following:

	As at December 31,
	2015	2014
Playa Vista Loan	$29,667	$4,710

Total amounts drawn under the loan at December 31, 2015 was $29.7 million (December 31, 2014 — $4.7 million) at an effective interest rate of 2.40% (December 31, 2014 — 2.42%).

In accordance with the loan agreement, the Company is obligated to make payments on the principal of the loan as follows:

2016	$2,000
2017	2,000
2018	2,000
2019	2,000
2020	2,000
Thereafter	19,667

$29,667

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The settlement risk on its foreign currency forward contracts was $4.4 million at December 31, 2015 as the notional value exceeded the fair value of the forward contracts. As at December 31, 2015, the Company has $30.7 million in notional value of such arrangements outstanding.

Bank of Montreal Facility

As at December 31, 2015, the Company has available a $10.0 million facility (December 31, 2014 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by EDC (the “Bank of Montreal Facility”). As at December 31, 2015, the Company has letters of credit and advance payment guarantees outstanding of $0.3 million (2014 — $0.3 million) under the Bank of Montreal Facility.

12.	Commitments

(a) The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. Total minimum annual rental payments under operating lease arrangements to be made by the Company as at December 31, 2015 for each of the years ended December 31, are as follows:

2016	$4,987
2017	3,996
2018	3,546
2019	1,759
2020	438
Thereafter	3,752

$18,478

Rent expense was $4.8 million for 2015 (2014 — $6.6 million, 2013 — $6.5 million).

Recorded in the accrued liabilities balance as at December 31, 2015 is $1.1 million (December 31, 2014 — $1.6 million) related to accrued rent and lease inducements being recognized as an offset to rent expense over the term of the respective leases.

Purchase obligations under long-term supplier contracts as at December 31, 2015 were $22.2 million (December 31, 2014 — $35.3 million).

(b) As at December 31, 2015 the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2014 — $nil), under the Credit Facility. As at December 31, 2015 the Company had letters of credit and advance payment guarantees outstanding of $0.3 million as compared to $0.3 million as at December 31, 2014, under the Bank of Montreal Facility.

(c) The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At December 31, 2015, $1.7 million (December 31, 2014 —$1.5 million) of commissions have been accrued and will be payable in future periods.

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

(a) On May 15, 2006, the Company initiated arbitration against Three-Dimensional Media Group, Ltd. (“3DMG”) before the International Centre for Dispute Resolution in New York (the “ICDR”), alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the ICDR unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. The proceeding was suspended on May 4, 2009 due to failure of 3DMG to pay fees associated with the proceeding. The proceeding was further suspended on October 11, 2010 pending resolution of re-examination proceedings currently pending involving one of 3DMG’s patents. The proceeding remains suspended pending 3DMG obtaining new counsel to represent it. If the proceeding resumes, the Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.

(b) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, consisting of past and future rents owed to the Company, plus interest and costs, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India. The Company has opposed that application on a number of grounds and seeks to have the ICC award recognized in India. On June 13, 2013, the Bombay High Court ruled that it has jurisdiction over the proceeding but on November 19, 2013, the Supreme Court of India stayed proceedings in the High Court pending Supreme Court review of the High Court’s ruling. On June 24, 2011, the Company commenced a proceeding in the Ontario Superior Court of Justice for recognition of the ICC final award. On December 2, 2011, the Ontario Court issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application. In January 2013, the Company filed an action in the New York Supreme Court seeking to collect the amount owed to the Company by certain entities and individuals affiliated with E-City. On October 16, 2015, the New York Supreme Court denied the Company’s petition, and on November 12, 2015, the Company filed a notice of appeal. On July 29, 2014, the Company commenced a separate proceeding to have the Canadian judgment against E-City recognized in New York, and on October 2, 2015, the New York Supreme Court granted IMAX’s request, recognizing the Canadian judgment and entering it as a New York judgment. On November 26, 2014, E-City filed a motion in the Bombay High Court seeking to enjoin IMAX from continuing the New York legal proceedings. On February 2, 2015, the Bombay High Court denied E-City’s request for an ad interim injunction. On March 16, 2015, E-City filed an appeal of this Bombay High Court decision.

(c) A class action lawsuit was filed on September 20, 2006 in the Canadian Court against the Company and certain of its officers and directors, alleging violations of Canadian securities laws. This lawsuit was brought on behalf of shareholders who acquired the Company’s securities between February 17, 2006 and August 9, 2006. The lawsuit sought $210.0 million in compensatory and punitive damages, as well as costs. For reasons released December 14, 2009, the Canadian Court granted leave to the plaintiffs to amend their statement of claim to plead certain claims pursuant to the Securities Act (Ontario) against the Company and certain individuals (“the Defendants”) and granted certification of the action as a class proceeding. In March 2013, the Defendants obtained an Order enforcing the settlement Order in a parallel class action in the United States in this Canadian class action lawsuit, with the result that the class in this case was reduced in size by approximately 85%. The United States class action was conclusively settled in

May 2014 for $12.0 million. A motion by the Plaintiffs for leave to appeal that Order was dismissed. On October 15, 2015, the parties to the Canadian Class action lawsuit executed a formal Settlement Agreement. On December 15, 2015, the Canadian Court issued an Order approving that Settlement Agreement, with the effect that the Canadian class action lawsuit was deemed to be dismissed on January 14, 2016. Under the terms of the Settlement Agreement, members of the Canadian class who did not opt out of the settlement released Defendants from liability for all claims that were alleged in this action or could have been alleged in this action or any other proceeding relating to the purchase of the Company’s securities between February 17, 2006 to and including August 9, 2006. As part of the settlement and in exchange for the release, the Defendants agreed to pay CAD$3.75 million to a settlement fund, which amount will be funded by the carriers of the Company’s directors and officers insurance policy. The settlement will be distributed to the Canadian class after May 31, 2016, the closing date for claims to be submitted to the Court-appointed administrator.

(d) On November 4, 2013, a purported class action complaint was filed in the United States District Court for the Northern District of Illinois (the “Court”) against IMAX Chicago Theatre LLC (“IMAX Chicago Theatre”), a subsidiary of the Company. The plaintiff, Scott Redman, alleges that IMAX Chicago Theatre provided certain credit card and debit card receipts to customers that were purportedly not in compliance with the applicable truncation requirements of the Fair and Accurate Credit Transactions Act, which IMAX Chicago Theatre denies. The plaintiff does not allege actual damages but seeks statutory damages individually and on behalf of a putative class. On February 20, 2014, IMAX Chicago Theatre filed a motion to dismiss the complaint, which the Court denied on January 23, 2015. On October 26, 2015, the parties filed with the Court a class action settlement agreement and proposed form of class notice, which the Court preliminarily approved on November 10, 2015. Under the terms of the proposed settlement, members of the class who do not opt out of the settlement will release IMAX Chicago Theatre and its affiliates from liability for all claims that were alleged or could have been alleged in this action or any other proceeding relating to the subject matter of this action. As part of the settlement and in exchange for the release, IMAX Chicago Theatre will pay a total of at least $400,000 and no more than $455,000 to a settlement fund, depending on the number of participating class members who submit claims. The hearing on final approval of the settlement is scheduled for March 1, 2016.

(e) In March 2013, IMAX (Shanghai) Multimedia Technology Co., Ltd., the Company’s majority-owned subsidiary in China, received notice from the Shanghai office of the General Administration of Customs that it had been selected for a customs audit. The Company is unable to assess the potential impact, if any, of the audit at this time.

(f) On November 11, 2013, Giencourt Investments, S.A. (“Giencourt”) initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida, based on alleged breaches by the Company of its theater agreement and related license agreement with Giencourt. Giencourt submitted its statement of claim in January 2015, the Company submitted its statement of defense and counterclaim in April 2015 and Giencourt submitted its arbitration reply paper in September 2015. An arbitration hearing for witness testimony was held during the week of December 14, 2015. At the hearing, Giencourt’s expert identified monetary damages of up to approximately $10.4 million, which Giencourt seeks to recover from the Company. The Company has asserted a counterclaim against Giencourt for breach of contract and seeks to recover lost profits in excess of $24.0 million under the agreements. A final hearing with closing statements is scheduled for March 30 to April 1, 2016. In addition, on December 10, 2015, Giencourt made a motion to the panel seeking to enforce a purported settlement of the matter based on negotiations between Giencourt and the Company. The Company strongly disputes that discussions about a potential resolution of this matter amounted to an enforceable settlement. The panel has asked the parties to brief this issue, and oral arguments will be held during the upcoming March 30th to April 1st hearings. Although no assurances can be given with respect to the ultimate outcome of the proceedings, the Company believes that it has meritorious defenses and claims, and will continue to vigorously pursue them.

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

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the consolidated balance sheets:

	As at December 31,
	2015	2014
Balance at the beginning of the year	$6	$7
Warranty redemptions	(6)	(5)
Warranties issued	—	11
Revisions	—	(7)

Balance at the end of the year	$—	$6

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the consolidated balance sheet as at December 31, 2015 and December 31, 2014 with respect to this indemnity.

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

During 2015, the Company settled 1,761,675 (2014 — 1,149,587, 2013 — 1,316,347) common shares pursuant to the exercise of stock options for cash proceeds of $35.6 million (2014 — $10.8 million, 2013 — $9.0 million). 1,659,643 (2014 — 1,149,587, 2013 — 1,316,347) common shares were newly issued from treasury and 102,032 (2014 — nil, 2013 — nil) common shares were purchased in the open market by the IMAX LTIP trustee.

In addition, during 2015, in connection with the vesting of RSUs, the Company settled 207,371 (2014 — 148,001, 2013 — 46,360) common shares to IMAX LTIP participants, of which 25,551 (2014 – 109,264, 2013 – 42,461) common shares, net of shares withheld for tax withholdings of 14,351 (2014 – 10,921, 2013 – 3,899) were issued as new shares from treasury and 167,469 (2014 — 27,816, 2013 — nil) common shares were purchased in the open market by the IMAX LTIP trustee.

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

The Company’s Stock Option Plan (“SOP”), which shareholders approved in June 2008, permitted the grant of stock options to employees, directors and consultants. As a result of the implementation of the IMAX LTIP on June 11, 2013, stock options will no longer be granted under the SOP.

A separate stock option plan, the China Long-Term Incentive Plan (the “China LTIP”) was adopted by a subsidiary of the Company in October 2012.

The compensation costs recorded in the consolidated statement of operations for these plans were $21.9 million in 2015 (2014 — $15.1 million, 2013 — $11.9 million).

As at December 31, 2015, the Company has reserved a total of 7,023,258 (December 31, 2014 — 9,173,106) common shares for future issuance under the SOP and IMAX LTIP. Of the common shares reserved for issuance, there are options in respect of 4,805,244 common shares and RSUs in respect of 973,637 common shares outstanding at December 31, 2015. At December 31, 2015 options in respect of 2,800,723 common shares were vested and exercisable.

Stock Option Plan

The Company’s policy is to issue new common shares from treasury or shares purchased in the open market to satisfy stock options which are exercised.

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

All awards of stock options are made at fair market value of the Company’s common shares on the date of grant. The fair market value of a common share on a given date means the higher of the closing price of a common share on the grant date (or the most recent trading date if the grant date is not a trading date) on the New York Stock Exchange (“NYSE”) or such national exchange as may be designated by the Company’s Board of Directors (the “Fair Market Value”). The stock options vest within 5 years and expire 10 years or less from the date granted. The SOP and IMAX LTIP provide that vesting will be accelerated if there is a change of control, as defined in each plan and upon certain conditions.

The Company recorded an expense of $10.7 million in 2015 (2014 — $8.9 million, 2013 — $8.9 million) related to stock option grants issued to employees and directors in the IMAX LTIP and SOP plans. An income tax benefit is recorded in the consolidated statement of operations of $2.3 million for these costs. Total stock-based compensation expense related to non-vested employee stock options not yet recognized at December 31, 2015 and the weighted average period over which the awards are expected to be recognized is $12.6 million and 1.7 years respectively (2014 — $14.8 million and 2.3 years, 2013 — $14.3 million and 3.0 years).

The weighted average fair value of all stock options, granted to employees and directors in 2015 at the measurement date was $8.07 per share (2014 — $8.25 per share, 2013 — $7.10 per share). For the years ended December 31, the following assumptions were used to estimate the average fair value of the stock options:

	2015	2014	2013

Average risk-free interest rate	1.97%	2.46%	1.63%
Expected option life (in years)	3.55 - 5.76	4.15 - 5.82	4.51 - 4.63
Expected volatility	30%	32.5% - 37.5%	40%
Annual termination probability	0% - 9.50%	0% - 8.40%	0% - 8.52%
Dividend yield	0%	0%	0%

Stock options to Non-Employees

There were no common share options issued to non-employees in 2015. During 2014, an aggregate of 10,000 (2013 — 2,500) stock options to purchase the Company’s common stock with an average exercise price of $26.47 (2013 — $26.28) were granted to certain advisors and strategic partners of the Company. These stock options granted have a maximum contractual life of 7 years. The stock options granted in 2014 were granted under the IMAX LTIP.

As at December 31, 2015 non-employee options outstanding amounted to 38,750 stock options (2014 — 31,500, 2013 — 76,751) with a weighted average exercise price of $26.79 (2014 — $21.75, 2013 — $15.67). 21,525 stock options (2014 — 16,100, 2013 — 31,509) were exercisable with an average weighted exercise price of $26.34 (2014 — $18.14, 2013 — $12.38) and the vested options have an aggregate intrinsic value of $0.2 million (2014 — $0.2 million, 2013 — $0.5 million). The weighted average fair value of stock options granted to non-employees during 2014 at the measurement date was $4.84 per share (2013 — $11.50 per share), utilizing a Binomial Model with the following underlying assumptions:

	Years Ended December 31
	2015	2014	2013

Average risk-free interest rate	n/a	0.53%	1.64%
Contractual option life	n/a	2 years	7 years
Average expected volatility	n/a	32.5%	40.0%
Dividend yield	n/a	0%	0%

In 2015, the Company recorded a charge of $0.1 million, (2014 — $0.1 million, 2013 — $0.2 million) to costs and expenses related to revenues – services and selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is an accrual of less than $0.1 million for non-employee stock options (December 31, 2014 — less than $0.1 million).

China Long-Term Incentive Plan (“China LTIP”)

The China LTIP was adopted by IMAX China in October 2012. Each stock option or cash settled share-based payment (“CSSBP”) issued under the China LTIP represents an opportunity to participate economically in the future growth and value creation of IMAX China Holding, Inc. (“IMAX China”), a subsidiary of the Company. The China LTIP options (“China Options”) and CSSBPs issued by IMAX China operate in tandem with options granted to certain employees of IMAX China under the Company’s SOP and IMAX LTIP (“Tandem Options”).

In 2012 and 2014, 146,623 and 39,823 Tandem Options, respectively, were granted to certain employees in conjunction with China Options and CSSBPs with an average price of $22.39 per share and $28.52 per share, respectively, in accordance with the China LTIP. During 2015, no additional Tandem Options were granted in conjunction with China Options or CSSBPs. Immediately prior to the initial public offering on October 8, 2015, there were 186,446 (December 31, 2014 — 186,446) outstanding and unvested Tandem Options issued under the China LTIP with a weighted average exercise price of $23.70 per share (December 31, 2014 — $23.70 per share). The Tandem Options had a maximum contractual life of 7 years. The total fair value of the Tandem Options granted with respect to the China LTIP was $1.9 million. The Company was recognizing this expense over a 5 year period. Upon the occurrence of a qualified initial public offering or upon a change in control on or prior to the fifth anniversary of the grant date, the 186,446 Tandem Options issued would forfeit immediately and the related charge would be reversed.

IMAX China completed an initial public offering on October 8, 2015. As a result, the 186,446 Tandem Options with an average price of $23.70 per share were forfeited immediately. The Company recorded a recovery of $0.6 million in 2015 (2014 — $0.3 million expense, 2013 — $0.3 million expense) related to the forfeiture of Tandem Options issued under the China LTIP.

The Company subsequently recognized an immediate charge related to the vesting of China Options and certain CSSBPs for China employees. The total fair value of the China Options and CSSBP awards granted with respect to the China LTIP was $3.9 million and $2.1 million, respectively. During the fourth quarter of 2015, a charge of $2.1 million and $1.4 million was recorded relating to the China Options and CSSBPs, respectively. The remaining charge will be recognized over the related requisite period. The CSSBPs represent the right to receive cash payments in an amount equal to a certain percentage of the excess of the total equity value of IMAX China based on the per share price in the initial public offering over the strike price of the CSSBPs. The CSSBPs were issued in conjunction with the CLTIP, with similar terms and conditions as the China Options. The CSSBP awards are accounted as liability awards, however the fair value of the liability is fixed at the time of the initial public offering. During the fourth quarter of 2015, a portion of the CSSBPs vested and were settled in cash for $1.0 million. The liability recognized with respect to the CSSBPs at December 31, 2015 is $0.4 million.

Stock Option Summary

The following table summarizes certain information in respect of option activity under the SOP and IMAX LTIP:

	Number of Shares			Weighted Average Exercise Price Per Share
	2015	2014	2013	2015	2014	2013

Options outstanding, beginning of year	5,925,660	6,263,121	7,441,068	$24.24	$21.11	$18.48
Granted	873,929	872,155	375,650	31.59	27.48	25.29
Exercised	(1,761,675)	(1,149,587)	(1,316,347)	20.21	9.42	6.81
Forfeited	(232,670)	(36,242)	(228,190)	24.60	24.63	24.55
Expired	—	—	—	—	—	—
Cancelled	—	(23,787)	(9,060)	—	33.60	30.90

Options outstanding, end of year	4,805,244	5,925,660	6,263,121	27.03	24.24	21.11

Options exercisable, end of year	2,800,723	3,368,558	3,578,006	25.83	22.69	18.56

In 2015, the Company did not cancel any stock options from its SOP. In 2014 the Company cancelled 23,787 stock options from its SOP (2013 — 9,060) surrendered by Company employees.

As at December 31, 2015, 4,633,777 options were fully vested or are expected to vest with a weighted average exercise price of $26.97, aggregate intrinsic value of $39.9 million and weighted average remaining contractual life of 4.4 years. As at December 31, 2015, options that are exercisable have an intrinsic value of $27.3 million and a weighted average remaining contractual life of 4.1 years. The intrinsic value of options exercised in 2015 was $29.8 million (2014 — $21.8 million, 2013 — $26.7 million).

Restricted Share Units

RSUs have been granted to employees, consultants and directors under the IMAX LTIP. Each RSU represents a contingent right to receive one common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date. The Company recorded an expense of $8.2 million for the year ended December 31, 2015 (2014 — $5.8 million, 2013 — $2.1 million), related to RSU grants issued to employees and directors in the plan. The annual termination probability assumed for the year ended December 31, 2015, ranged from 0% to 9.50%. In addition, the Company recorded an expense of less than $0.1 million for the year ended December 31, 2015 (2014 — less than $0.1 million, 2013 — less than $0.1 million), related to RSU grants issued to certain advisors and strategic partners of the Company.

Total stock-based compensation expense related to non-vested RSU’s not yet recognized at December 31, 2015 and the weighted average period over which the awards are expected to be recognized is $24.4 million and 3.0 years (2014 — $11.0 million and 2.9 years, 2013 — $4.7 million and 2.9 years). The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was $2.0 million for the year ended December 31, 2015 (2014 — $0.4 million, 2013 — $nil).

RSUs granted under the IMAX LTIP vest between immediately and four years from the date granted. Vesting of the RSUs is subject to continued employment or service with the Company.

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2015	2014	2015	2014

RSUs outstanding, beginning of year	595,834	264,140	$27.13	$26.14
Granted	605,349	484,088	36.04	27.42
Vested and settled	(207,371)	(148,001)	28.81	26.29
Forfeited	(20,175)	(4,393)	29.27	26.88

RSUs outstanding, end of year	973,637	595,834	32.27	27.13

Stock Appreciation Rights

There have been no stock appreciation rights (“SARs”) granted since 2007. For the year ended December 31, 2013, 118,000 SARs were cash settled for $2.4 million. The average exercise price for the settled SARs for the year ended December 31, 2013 was $6.86 per SAR. As at December 31, 2015, no SARS were outstanding. None of the SARs were forfeited, cancelled, or expired for the years ended December 31, 2015 and 2014. The Company has recorded an expense of $nil for 2015 (2014 — $nil, 2013 — $0.4 million) to selling, general and administrative expenses related to these SARs.

Issuer Purchases of Equity Securities

On June 16, 2014, the Company’s board of directors approved a $150.0 million share repurchase program for shares of the Company’s common stock. Purchases under the program commenced during the third quarter of 2014. The share repurchase program expires on June 30, 2017. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. In 2015, the Company repurchased 1,000,000 (2014 — 112,034) common shares at an average price of $34.25 per share (2014 — 27.30 per share). The retired shares were purchased for $34.3 million (2014 — $3.1 million). The average carrying value of the stock retired was deducted from common stock and the remaining excess over the average carrying value of stock was charged to accumulated deficit.

The total number of shares purchased during the year ended December 31, 2015 and 2014 does not include any shares received in the administration of employee share-based compensation plans.

(d)	Income per share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Years Ended December 31,
	2015	2014	2013

Net income attributable to common shareholders	$55,844	$39,736	$44,115
Less: Accretion charges associated with redeemable common stock	(769)	(426)	—

Net income applicable to common shareholders	$55,075	$39,310	$44,115

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	68,988	67,841	66,482
Weighted average number of shares issued during the period	538	505	669

Weighted average number of shares used in computing basic earnings per share	69,526	68,346	67,151
Assumed exercise of stock options and RSUs, net of shares assumed repurchased	1,532	1,408	1,810

Weighted average number of shares used in computing diluted earnings per share	71,058	69,754	68,961

The calculation of diluted earnings per share excludes 1,249,343 (2014 — 4,151,008) shares that are issuable upon exercise of 313,645 (2014 — 1,500) RSUs and 935,698 (2014 — 4,149,508) stock options for the years ended December 31, 2015 and 2014, as the impact of these exercises would be antidilutive.

15.	Consolidated Statements of Operations Supplemental Information

(a)	Other Revenues

The Company enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater systems. During the period of time between signing and theater system installation, certain customers each year are unable to, or elect not to, proceed with the theater system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and/or the Company may terminate the arrangement by default or by entering into a consensual buyout. In these situations the parties are released from their future obligations under the arrangement, and the initial payments that the customer previously made to the Company are typically not refunded and are recognized as Other Revenues. In addition, the Company enters into agreements with customers to terminate their obligations for additional theater system configurations, which were in the Company’s backlog. Other revenues from settlement arrangements were $0.1 million, $nil and $0.4 million in 2015, 2014 and 2013, respectively.

(b)	Foreign Exchange

Included in selling, general and administrative expenses for the year ended December 31, 2015 is $2.4 million for net foreign exchange losses related to the translation of foreign currency denominated monetary assets and liabilities as compared to a net loss of $1.5 million and net loss of $0.7 million for the year ended December 31, 2014 and 2013, respectively. See note 20(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 43 exhibitors (2014 — 41) for a total of 741 theater systems (2014 — 672), of which 529 theaters (2014 — 451) were operating as at December 31, 2015. The terms of the Company’s joint revenue sharing arrangements are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m).

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Equipment and Product Sales and Rentals revenue and for the year ended December 31, 2015 amounted to $99.1 million (2014 — $68.4 million, 2013 — $64.1 million).

IMAX DMR

In an IMAX DMR arrangement, the Company transforms conventional motion pictures into the Company’s large screen format, allowing the release of Hollywood content to the global IMAX theater network. In a typical IMAX DMR film arrangement, the Company will absorb its costs for the digital re-mastering and then recoup this cost from a percentage of the gross box-office receipts of the film, which in recent years has ranged from 10-15%. The Company does not typically hold distribution rights or the copyright to these films.

In 2015, the majority of IMAX DMR revenue was earned from the exhibition of 44 IMAX DMR films (2014 — 40) throughout the IMAX theater network. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m).

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenues and for December 31, 2015 amounted to $107.1 million (2014 — $83.2 million, 2013 — $83.5 million).

Co-Produced Film Arrangements

In certain film arrangements, the Company co-produces a film with a third party whereby the third party retains the copyright and rights to the film except that the Company obtains exclusive theatrical distribution rights to the film. Under these arrangements, both parties contribute funding to the Company’s wholly-owned production company for the production of the film and for associated exploitation costs. Clauses in the film arrangements generally provide for the third party to take over the production of the film if the cost of the production exceeds its approved budget or if it appears as though the film will not be delivered on a timely basis.

As at December 31, 2015, the Company has one significant co-produced film arrangement which primarily represents the VIE total assets and liabilities balance of $0.4 million and five other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) and 2(m).

In 2015, amounts totaling $1.5 million (2014 — $3.5 million, 2013 — $2.9 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

16.	Receivable Provisions, Net of Recoveries

The following table reflects the Company’s receivable provisions net of recoveries recorded in the consolidated statements of operations:

	Years Ended December 31,
	2015	2014	2013
Accounts receivable provisions, net of recoveries	$677	$725	$(35)
Financing receivable provisions, net of recoveries	75	193	480

Receivable provisions, net of recoveries	$752	$918	$445

17.	Asset Impairments

	Years Ended December 31,
	2015	2014	2013

Property, plant and equipment	$405	$314	$—

Total	$405	$314	$—

The Company records asset impairment charges against property, plant and equipment after an assessment of the carrying value of certain assets in light of their future expected cash flows.

18.	Consolidated Statements of Cash Flows Supplemental Information

(a)	Changes in other non-cash operating assets and liabilities are comprised of the following:

	Years Ended December 31,
	2015	2014	2013
Decrease (increase) in:
Accounts receivable	$(22,521)	$(4,318)	$(31,032)
Financing receivables	(13,628)	(40)	(13,397)
Inventories	(21,070)	(7,603)	1,884
Prepaid expenses	(1,552)	(1,346)	231
Commissions and other deferred selling expenses	(203)	(769)	59
Insurance recoveries	4	10,958	380
Other assets, prepaid tax	—	(2,984)	—
Other assets	(456)	(459)	(341)
Increase (decrease) in:
Accounts payable	9,183	(5,186)	7,238
Accrued and other liabilities	(2,577)	5,702	(1,289)
Deferred revenue	16,242	12,102	2,512

	$(36,578)	$6,057	$(33,755)

(b)	Cash payments made on account of:

	Years Ended December 31,
	2015	2014	2013
Income taxes	$22,798	$8,885	$1,056

Interest	$411	$48	$315

(c)	Depreciation and amortization are comprised of the following:

	Years Ended December 31,
	2015	2014	2013
Film assets(1)	$16,357	$11,851	$17,000
Property, plant and equipment
Joint revenue sharing arrangements	13,663	12,148	11,519
Other property, plant and equipment	7,698	5,616	4,720
Other intangible assets	3,285	2,988	2,854
Other assets	784	627	592
Deferred financing costs	1,016	526	487

	$42,803	$33,756	$37,172

(1)	Included in film asset amortization is a charge of $0.9 million (2014 —$0.3 million, 2013 —$0.2 million) relating to changes in estimates based on the ultimate recoverability of future films.

(d)	Write-downs, net of recoveries, are comprised of the following:

	Years Ended December 31,
	2015	2014	2013
Asset impairments
Property, plant and equipment	$405	$314	$—
Other charges (recoveries)
Accounts receivables	677	725	(35)
Financing receivables	75	193	480
Inventories(1)	572	359	444
Impairment of investments	425	3,206	—
Property, plant and equipment(2)	1,485	440	384
Other intangible assets	86	57	63

	$3,725	$5,294	$1,336

Inventory charges
Recorded in costs and expenses applicable to revenues - product & equipment sales	$537	$209	$274
Recorded in costs and expenses applicable to revenues - services	35	150	170
	$572	$359	$444

(1)	In 2015, the Company recorded a charge of $0.6 million (2014 — $0.4 million, 2013 — $0.5 million, respectively) in costs and expenses applicable to revenues, primarily for its laser-based projector inventories. Specifically, IMAX systems includes an inventory charge of $0.5 million (2014 — $0.2 million, 2013 — $0.3 million). Theater system maintenance includes inventory write-downs of less than $0.1 million (2014 — $0.2 million, 2013 — $0.2 million).
(2)	In 2015, the Company recorded a charge of $0.6 million in cost of sales applicable to Equipment and product sales upon upgrade of xenon-based digital systems under operating lease arrangements to laser-based digital systems under sales or sales-type lease arrangements. In addition, the Company recorded a charge of $0.5 million in cost of sales applicable to Rentals upon the upgrade of certain xenon-based digital systems to laser-based digital systems operating under joint revenue sharing arrangements.

19.	Segmented Information

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

Transactions between the other segments are not significant.

(a)	Operating Segments

	Years Ended December 31,
	2015	2014	2013

Revenue(1)
IMAX theater systems
IMAX systems	$102,128	$72,992	$80,189
Theater system maintenance	36,944	34,042	31,978
Joint revenue sharing arrangements	99,120	68,418	64,130

	238,192	175,452	176,297

Films
Production and IMAX DMR	107,089	83,172	83,496
Distribution	3,876	8,932	7,770
Post-production	7,069	10,831	9,192

	118,034	102,935	100,458

Other	17,579	12,154	11,182

Total	$373,805	$290,541	$287,937

Gross margin
IMAX theater systems
IMAX systems(2)	$59,168	$47,928	$49,040
Theater system maintenance(2)	12,702	12,375	12,096
Joint revenue sharing arrangements(3)	68,372	44,714	44,565

	140,242	105,017	105,701

Films
Production and IMAX DMR(3)	77,645	62,922	56,088
Distribution(3)	(259)	2,274	1,371
Post-production	1,381	3,046	1,341

	78,767	68,242	58,800

Other	279	129	102

Total	$219,288	$173,388	$164,603

	Years Ended December 31,
	2015	2014	2013
Depreciation and amortization
IMAX systems	$5,685	$1,910	$3,287
Theater systems maintenance	72	225	141
Joint revenue sharing arrangements	14,443	14,614	13,535
Films
Production and IMAX DMR	14,330	10,751	16,298
Distribution	2,129	1,512	1,048
Post-production	1,465	481	424
Other	704	671	347
Corporate and other non-segment specific assets	3,975	3,592	2,092

Total	$42,803	$33,756	$37,172

	Years Ended December 31,
	2015	2014	2013
Asset impairments and write-downs, net of recoveries
IMAX systems	$2,298	$1,128	$1,109
Theater systems maintenance	277	150	188
Joint revenue sharing arrangements	528	397	39
Other	—	314	—
Corporate and other non-segment specific assets	622	3,305	—

Total	$3,725	$5,294	$1,336

	Years Ended December 31,
	2015	2014	2013
Purchase of property, plant and equipment
IMAX systems	$8,846	$8,822	$6,181
Theater system maintenance	555	229	130
Joint revenue sharing arrangements	28,474	16,838	22,775
Films
Production and IMAX DMR	1,350	15,245	408
Distribution	830	1,582	—
Post-production	16,337	2,176	2,185
Other	1,986	1,337	2,036
Corporate and other non-segment specific assets	13,353	10,713	2,076

Total	$71,731	$56,942	$35,791

	As at December 31,
	2015	2014
Assets
IMAX systems(4)	$215,602	$174,531
Theater systems maintenance(4)	20,907	17,986
Joint revenue sharing arrangements(4)	179,156	162,097
Films
Production and IMAX DMR	46,262	45,549
Distribution	17,534	17,768
Post-production	26,759	13,384
Other	23,485	19,405
Corporate and other non-segment specific assets	401,315	170,813

Total	$931,020	$621,533

(1)	The Company’s largest customer represents 16.0% of total revenues as at December 31, 2015 (2014 – 14.5%, 2013 – 13.9%).
(2)	In 2015, the Company recorded a charge of $0.6 million (2014 –$0.4 million, 2013 – $0.5 million, respectively) in costs and expenses applicable to revenues, primarily for its laser-based projector inventories. Specifically, IMAX systems includes an inventory charge of $0.5 million (2014 – $0.2 million, 2013 – $0.3 million). Theater system maintenance includes inventory write-downs of less than $0.1 million (2014 – $0.2 million, 2013 – $0.2 million).
(3)	IMAX systems include marketing and commission costs of $3.0 million, $2.7 million and $2.5 million in 2015, 2014 and 2013, respectively. Joint revenue sharing arrangements segment margins include advertising, marketing, and commission costs of $4.3 million, $3.2 million and $3.6 million in 2015, 2014 and 2013, respectively. Production and DMR segment margins include marketing costs of $13.3 million, $7.1 million and $4.2 million in 2015, 2014 and 2013, respectively. Distribution segment margins include marketing recovery of $0.1 million, expense of $0.6 million and expense of $0.4 million in 2015, 2014 and 2013, respectively.
(4)	Goodwill is allocated on a relative fair market value basis to the IMAX systems segment, theater system maintenance segment and joint revenue sharing segment. There has been no change in the allocation of goodwill from the prior year.

(b)	Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Years Ended December 31,
	2015	2014	2013
Revenue
United States	$136,017	$107,830	$125,697
Canada	11,665	10,309	11,049
Greater China	110,591	78,218	55,949
Western Europe	39,569	30,245	26,000
Asia (excluding Greater China)	38,143	26,276	30,451
Russia & the CIS	12,412	15,700	19,600
Latin America	10,179	12,672	13,017
Rest of the World	15,229	9,291	6,174

Total	$373,805	$290,541	$287,937

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) classifications comprise more than 10% of total revenue.

	As at December 31,
	2015	2014
Property, plant and equipment
United States	$105,641	$101,499
Canada	40,943	23,044
Greater China	51,990	42,816
Asia (excluding Greater China)	10,369	8,454
Western Europe	8,359	5,720
Rest of the World	965	1,891

Total	$218,267	$183,424

20.	Financial Instruments

(a)	Financial Instruments

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

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments at December 31, are comprised of the following:

	As at December 31, 2015		As at December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$317,449	$317,449	$106,503	$106,503
Net financed sales receivable	$106,286	$108,184	$95,101	$98,675
Net investment in sales-type leases	$10,945	$11,154	$10,599	$10,503
Available-for-sale investment	$1,000	$997	$—	$—
Foreign exchange contracts — designated forwards	$(4,423)	$(4,423)	$(1,760)	$(1,760)
Borrowings under the Playa Vista Loan	$(29,667)	$(29,667)	$(4,710)	$(4,710)

Cash and cash equivalents are comprised of cash and interest-bearing investments with original maturity dates to the Company of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value (Level 1 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2015 and 2014, respectively.

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2015 and 2014, respectively.

The fair value of the Company’s available-for-sale investment is determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2015.

The fair value of foreign currency derivatives are determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2015 and 2014, respectively. These identical instruments are traded on a closed exchange.

The carrying value of borrowings under the Playa Vista Loan approximates fair value as the interest rates offered under the loan are close to December 31, 2015 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2015.

There were no significant transfers between Level 1 and Level 2 during the year ended December 31, 2015 or 2014. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The table below sets forth a summary of changes in the fair value of the Company’s available-for-sale investment measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period:

	Available For Sale Investments
	2015	2014

Beginning balance, January 1,	$—	$1,000
Transfers into/out of Level 3	—	—
Total gains or losses (realized/unrealized)
Included in earnings	—	(1,350)
Included in other comprehensive income	—	350
Purchases, issuances, sales and settlements	—	—

Ending balance, December 31,	$—	$—

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(1,350)

There were no transfers in or out of the Company’s Level 3 assets during the year ended December 31, 2015.

In the year ended December 31, 2015, the Company recognized a $0.4 million other-than-temporary impairment of its investments, in “Impairment of investments” in the consolidated statement of operations, as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at December 31, 2015			As at December 31, 2014
	Minimum Lease Payments	Financed Sales Receivables	Total	Minimum Lease Payments	Financed Sales Receivables	Total

In good standing	$10,252	$105,352	$115,604	$10,457	$94,212	$104,669
Credit Watch	—	—	—	—	—	—
Pre-approved transactions	—	757	757	—	855	855
Transactions suspended	1,365	745	2,110	1,114	528	1,642

	$11,617	$106,854	$118,471	$11,571	$95,595	$107,166

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at December 31, 2015		As at December 31, 2014
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance

Net investment in leases	$1,365	$(672)	$1,114	$(972)
Net financed sales receivables	1,502	(568)	528	(494)

Total	$2,867	$(1,240)	$1,642	$(1,466)

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

The Company’s aged financing receivables are as follows:

	As at December 31, 2015
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivable	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances

Net investment in leases	$840	$177	$446	$1,463	$10,154	$11,617	$(672)	$10,945
Net financed sales receivables	908	1,013	1,177	3,098	103,756	106,854	(568)	106,286

Total	$1,748	$1,190	$1,623	$4,561	$113,910	$118,471	$(1,240)	$117,231

	As at December 31, 2014
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivable	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances

Net investment in leases	$420	$175	$253	$848	$10,723	$11,571	$(972)	$10,599
Net financed sales receivables	1,558	1,260	2,659	5,477	90,118	95,595	(494)	95,101

Total	$1,978	$1,435	$2,912	$6,325	$100,841	$107,166	$(1,466)	$105,700

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at December 31, 2015
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing

Net investment in leases	$41	$47	$205	$293	$1,076	$—	$1,369
Net financed sales receivables	129	224	839	1,192	10,795	—	11,987

Total	$170	$271	$1,044	$1,485	$11,871	$—	$13,356

	As at December 31, 2014
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing

Net investment in leases	$90	$102	$130	$322	$2,024	$—	$2,346
Net financed sales receivables	258	425	1,671	2,354	12,512	—	14,866

Total	$348	$527	$1,801	$2,676	$14,536	$—	$17,212

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

	Impaired Financing Receivables For the Year Ended December 31, 2015
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$748	$298	$(568)	$748	$—

Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—

Total recorded investment in impaired loans:

Net financed sales receivables	$748	$298	$(568)	$748	$—

	Impaired Financing Receivables For the Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$525	$2	$(494)	$526	$—

Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—

Total recorded investment in impaired loans:

Net financed sales receivables	$525	$2	$(494)	$526	$—

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables is as follows:

	Year Ended December 31, 2015
	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:

Beginning balance	$972	$494
Charge-offs	(300)	—
Recoveries	—	—
Provision	—	74

Ending balance	$672	$568

Ending balance: individually evaluated for impairment	$672	$568

Financing receivables:

Ending balance: individually evaluated for impairment	$11,617	$106,854

	Year Ended December 31, 2014
	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:

Beginning balance	$806	$236
Charge-offs	(20)	—
Recoveries	(74)	—
Provision	260	258

Ending balance	$972	$494

Ending balance: individually evaluated for impairment	$972	$494

Financing receivables:

Ending balance: individually evaluated for impairment	$11,571	$95,595

(d)	Foreign Exchange Risk Management

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

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at December 31, 2015 (the “Foreign Currency Hedges”), with settlement dates throughout 2016 and 2017. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The Company currently does not hold any derivatives which are not designated as hedging instruments and therefore no gain or loss pertaining to an ineffective portion has been recognized.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s consolidated financial statements:

Notional value of foreign exchange contracts:

	As at December 31,
	2015	2014
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$30,710	$36,754

Fair value of derivatives in foreign exchange contracts:

		As at December 31,
	Balance Sheet Location	2015	2014
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Accrued and other liabilities	$(4,423)	$(1,760)

		$(4,423)	$(1,760)

Derivatives in Foreign Currency Hedging relationships are as follows:

		Years Ended December 31,
		2015	2014	2013
Foreign exchange contracts - Forwards	Derivative Loss Recognized in OCI (Effective Portion)	$(5,881)	$(2,524)	$(1,031)

		$(5,881)	$(2,524)	$(1,031)

	Location of Derivative Loss Reclassified from AOCI	Years Ended December 31,
	into Income (Effective Portion)	2015	2014	2013
Foreign exchange contracts - Forwards	Selling, general and administrative expenses	$(3,217)	$(1,186)	$(312)

		$(3,217)	$(1,186)	$(312)

(e)	Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 and the FASB ASC 320, as appropriate. As at December 31, 2015, the equity method of accounting is being utilized for investments with a total carrying value of $1.0 million (December 31, 2014 — $2.8 million). For the year ended December 31, 2015, gross revenues, cost of revenue and net loss for the investment were $nil, $9.3 million and $9.1 million, respectively (2014 — $3.1 million, $5.9 million, and $4.9 million, respectively). The Company has determined it is not the primary beneficiary of this VIE, and therefore this entity has not been consolidated. In 2014, the Company sold its investment in an equity-accounted investment. The Company disposed of the related carrying value and recognized a gain of $0.4 million and $0.1 million, respectively. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under the FASB ASC 320 and is recorded at a fair value of $nil at December 31, 2015 (December 31, 2014 — $nil). This investment was classified as an available-for-sale investment. Furthermore, during 2015, the Company invested $1.0 million in the shares of an exchange traded fund. This investment is also classified as an available-for-sale investment. The Company has an investment of $2.5 million in the preferred shares of an enterprise which meet the criteria for classification as an equity security under FASB ASC 325. As at December 31, 2015, the carrying value of the Company’s investment in preferred shares is $0.1 million (December 31, 2014 — $0.6 million). The total carrying value of investments in new business ventures at December 31, 2015 and 2014 is $2.2 million and $3.4 million, respectively, and is recorded in Other Assets.

21.	Employee’s Pension and Postretirement Benefits

(a)	Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan, the SERP, covering Richard L. Gelfond, Chief Executive Officer (“CEO”) of the Company and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of the member’s best average 60 consecutive months of earnings over the member’s employment history. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increases on a straight-line basis from inception until age 55. As at December 31, 2015, the benefits of Mr. Gelfond were 100% vested. Upon a termination for cause, prior to a change of control, the executive shall forfeit any and all benefits to which such executive may have been entitled, whether or not vested.

Under the terms of the SERP, if Mr. Gelfond’s employment terminated other than for cause (as defined in his employment agreement), he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. Pursuant to an employment agreement dated January 1, 2014, the term of Mr. Gelfond’s employment was extended through December 31, 2016, although Mr. Gelfond has not informed the Company that he intends to retire at that time, and is currently in discussion regarding an extension of his employment agreement with the Company. Under the terms of the arrangement, no compensation earned beginning in 2011 is included in calculating his entitlement under the SERP.

The following assumptions were used to determine the obligation and cost of the Company’s SERP at the plan measurement dates:

	As at December 31,
	2015	2014	2013
Discount rate	1.34%	1.30%	1.45%
Lump sum interest rate:
First 20 years	2.82%	2.89%	3.35%
Thereafter	2.95%	3.12%	3.50%
Cost of living adjustment on benefits	1.20%	1.20%	1.20%

The amounts accrued for the SERP are determined as follows:

	Years Ended December 31,
	2015	2014
Projected benefit obligation:
Obligation, beginning of year	$19,405	$18,284
Interest cost	253	264
Actuarial (gain) loss	(180)	857

Obligation, end of year and unfunded status	$19,478	$19,405

The following table provides disclosure of the pension benefit obligation recorded in the consolidated balance sheets:

	As at December 31,
	2015	2014
Accrued benefits cost	$(19,478)	$(19,405)
Accumulated other comprehensive loss	1,323	1,503

Net amount recognized in the consolidated balance sheets	$(18,155)	$(17,902)

The following table provides disclosure of pension expense for the SERP for the year ended December 31:

	Years ended December 31,
	2015	2014	2013
Interest cost	$253	$264	$195
Amortization of actuarial loss	—	—	444

Pension expense	$253	$264	$639

The accumulated benefit obligation for the SERP was $19.5 million at December 31, 2015 (2014 — $19.4 million).

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2015	2014	2013
Unrealized actuarial loss	$1,323	$1,503	$646

No contributions were made for the SERP during 2015. The Company expects interest costs of $0.3 million to be recognized as a component of net periodic benefit cost in 2016.

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next five years, and in the aggregate:

2016	$—
2017	19,871
2018	—
2019	—
2020	—
Thereafter	—

$19,871

(b)	Defined Contribution Pension Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During 2015, the Company contributed and expensed an aggregate of $1.1 million (2014 — $1.4 million, 2013 — $1.3 million) to its Canadian plan and an aggregate of $0.4 million (2014 — $0.4 million, 2013 — $0.3 million) to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits - Executives

The Company has an unfunded postretirement plan for Messrs. Gelfond and Wechsler. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplemental coverage as selected by Messrs. Gelfond and Wechsler.

The amounts accrued for the plan are determined as follows:

	As at December 31,
	2015	2014
Obligation, beginning of year	$830	$392
Interest cost	30	17
Benefits paid	(24)	(27)
Actuarial (gain) loss	(73)	448

Obligation, end of year	$763	$830

The following details the net cost components, all related to continuing operations, and underlying assumptions of postretirement benefits other than pensions:

	Years Ended December 31,
	2015	2014	2013
Interest cost	$30	$17	$19
Amortization of actuarial loss (gain)	135	(32)	—

	$165	$(15)	$19

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2015	2014	2013
Unrealized actuarial loss (gain)	$146	$346	$(134)

Weighted average assumptions used to determine the benefit obligation are:

	As at December 31,
	2015	2014	2013
Discount rate	4.20%	3.70%	4.50%

Weighted average assumption used to determine the net postretirement benefit expense are:

	Years Ended December 31,
	2015	2014	2013
Discount rate	3.70%	4.50%	3.75%

The following benefit payments are expected to be made as per the current plan assumptions in each of the next five years:

2016	$34
2017	54
2018	60
2019	66
2020	33
Thereafter	516

Total	$763

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

The amounts accrued for the plan are determined as follows:

	As at December 31,
	2015	2014
Obligation, beginning of year	$2,139	$2,179
Interest cost	71	93
Service cost	1	6
Benefits paid	(80)	(84)
Actuarial (gain) loss	(6)	126
Unrealized foreign exchange gain	(347)	(181)

Obligation, end of year	$1,778	$2,139

The following details the net cost components, all related to continuing operations, and underlying assumptions of postretirement benefits other than pensions:

	Years Ended December 31,
	2015	2014	2013
Curtailment gain	$—	$—	$(2,185)
Interest cost	71	93	72
Service cost	1	6	27

	$72	$99	$(2,086)

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2015	2014	2013
Unrealized actuarial loss	$423	$429	$303

Weighted average assumptions used to determine the benefit obligation are:

	As at December 31,
	2015	2014	2013
Discount rate	3.75%	3.75%	4.50%

Weighted average assumptions used to determine the net postretirement benefit expense are:

	Years Ended December 31,
	2015	2014	2013
Discount rate	3.75%	4.50%	4.00%

The Company expects interest costs of $0.1 million and service costs of $nil to be recognized as a component of net periodic benefit cost in 2016.

The following benefit payments are expected to be made as per the current plan assumptions in each of the next five years:

2016	$90
2017	94
2018	102
2019	109
2020	111
Thereafter	1,272

Total	$1,778

22.	Non-Controlling Interests

(a)	IMAX China Non-Controlling Interest

On April 8, 2014, the Company announced sale and issuance of 20% of the shares of IMAX China Holding, Inc. (“IMAX China”) to entities owned and controlled by CMC Capital Partners (“CMC”), an investment fund that is focused on media and entertainment, and FountainVest Partners (“FountainVest”), a China-focused private equity firm (collectively, the “IMAX China Investment”).

Pursuant to the transaction, IMAX China issued the investors 337,500 Common C Shares of par value $0.01 each in the authorized capital of IMAX China (the “Class C Shares”) for an aggregate subscription price of $40.0 million on April 8, 2014 and issued the investors another 337,500 Class C Shares for an aggregate subscription price of $40.0 million on February 10, 2015. IMAX China remains a consolidated subsidiary of the Company. Since the second quarter of 2014, the Company’s consolidated financial statements have included the non-controlling interest in the net income of IMAX China resulting from this transaction and the net proceeds have been classified as redeemable non-controlling interest in temporary equity and were moved into other equity upon the completion of the IMAX China IPO.

The parties entered into a shareholders’ agreement in connection with the IMAX China Investment, which terminated upon completion of the initial public offering of IMAX China on the Main Board of the Hong Kong Stock Exchange Limited (the “IMAX China IPO”) on October 8, 2015. While the shareholders’ agreement was in effect, the Class C shareholders had certain redemption rights. Specifically, if a qualified IPO (as defined in the shareholders’ agreement) had not occurred by April 8, 2019, each holder of Class C Shares would have been entitled to request that all of such holders’ Class C Shares be, at their election, either: (i) redeemed by IMAX China at par value together with the issuance of 2,846,000 of the Company’s common shares, (ii) redeemed by IMAX China at par value together with the payment by the Company in cash of the consideration paid by the holders of the Class C Shares, or (iii) exchanged and/or redeemed by IMAX China in a combination of cash and the shares of the Company equal to the pro rata fair market value of IMAX China. These rights terminated as a result of the IMAX China IPO, which was a qualified initial public offering for purposes of the shareholders’ agreement. All IMAX China shares have been re-designated into a single class of common shares.

On October 15, 2015, in satisfaction of its obligations under the Shareholders’ Agreement, IMAX China paid a dividend of $9.5 million to the non-controlling interest shareholders.

The following summarizes the movement of the non-controlling interest in temporary equity, in the Company’s subsidiary for the year ended December 31, 2015:

Balance as at January 1, 2014	$—
Issuance of subsidiary shares to a non-controlling interest	40,000
Share issuance costs from the issuance of subsidiary shares to a non-controlling interest	(2,843)
Net income	2,631
Other comprehensive loss, net of tax	58
Accretion charges associated with redeemable common stock	426

Balance as at December 31, 2014	$40,272
Issuance of subsidiary shares to a non-controlling interest	40,000
Share issuance costs from the issuance of subsidiary shares to a non-controlling interest	(2,000)
Net income prior to IMAX China IPO	5,401
Other comprehensive loss prior to IMAX China IPO	164
Accretion charges associated with redeemable common stock	769
Redemption of redeemable common stock upon qualified IPO	(84,606)

Balance as at October 7, 2015	$—

The following summarizes the movement of the non-controlling interest in shareholders’ equity, in the Company’s subsidiary for the year ended December 31, 2015:

Balance as at October 8, 2015	$84,606
Net income after IMAX China IPO	3,712
Other comprehensive loss after IMAX China IPO	252
Dividends paid to non-controlling shareholders	(9,511)
Reduction in value due to qualified initial public offering	(29,100)

Balance as at December 31, 2015	$49,959

(b)	Other Non-Controlling Interest

In 2014, the Company announced the creation of the Film Fund to co-finance a portfolio of 10 original large-format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company, which will contribute $9.0 million to the Film Fund over five years starting in 2014, anticipates the Film Fund will be self-perpetuating, with a portion of box office proceeds reinvested into the Film Fund to generate a continuous, steady flow of high-quality documentary content. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures. During the years ended December 31, 2015 and 2014, the Film Fund contributed $0.2 million and $7.5 million, respectively, toward an investment in film assets.

Balance as at January 1, 2014	$—
Issuance of subsidiary shares to a non-controlling interest	4,551
Share issuance costs from the issuance of subsidiary shares to a non-controlling interest	(713)
Net loss	(198)

Balance as at December 31, 2014	$3,640
Net loss	(333)

Balance as at December 31, 2015	$3,307

23.	Discontinued Operations

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

	Years Ended December 31,
	2015	2014	2013
Beginning balance, January 1	$149	$143	$249
Accretion expense	13	12	6
Reduction in asset retirement obligation	(80)	(6)	(112)

Ending balance, December 31	$82	$149	$143

25.	Prior Year’s Figures

Certain of the prior years’ figures have been reclassified to conform to the current year’s presentation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and that such information is accumulated and communicated to management, including the CEO and Chief Financial Officer (“CFO”), to allow timely discussions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at December 31, 2015 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting, as at December 31, 2015, and has concluded that such internal control over financial reporting were effective as at that date.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP has audited the effectiveness of the Company’s internal control over financial reporting as at December 31, 2015 as stated in their report on page 82.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a)(2) Financial Statement Schedules

Financial statement schedule for each year in the three-year period ended December 31, 2015.

II. Valuation and Qualifying Accounts.

(a)(3) Exhibits

The items listed as Exhibits 10.1 to 10.34 relate to management contracts or compensatory plans or arrangements.

Exhibit No.	Description

3.1	Restated Articles of Incorporation of IMAX Corporation, dated July 30, 2013. Incorporated by reference to Exhibit 3.1 to IMAX Corporation’s Form 10-Q, for the quarter ended September 30, 2013 (File No. 001-35066).

3.2	By-Law No. 1 of IMAX Corporation, enacted on June 2, 2014. Incorporated by reference to Exhibit 3.2 to IMAX Corporation’s Form 8-K, dated June 3, 2014 (File No. 001-35066).

4.1	Shareholders’ Agreement, dated as of January 3, 1994, among WGIM Acquisition Corporation, the Selling Shareholders as defined therein, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., Bradley J. Wechsler, Richard L. Gelfond and Douglas Trumbull (the “Selling Shareholders’ Agreement”). Incorporated by reference to Exhibit 4.1 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

4.2	Amendment, dated as of March 1, 1994, to the Selling Shareholders’ Agreement. Incorporated by reference to Exhibit 4.2 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

4.3	Registration Rights Agreement, dated as of February 9, 1999, by and among IMAX Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond. Incorporated by reference to Exhibit 4.3 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

*10.1	Stock Option Plan of IMAX Corporation, dated June 18, 2008.

10.2	IMAX Corporation 2013 Long Term Incentive Plan. Incorporated by referenced to Exhibit 10.1 to IMAX Corporation’s Form 8-K, dated June 11, 2013 (File No. 001-35066).

10.3	IMAX Corporation Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2006. Incorporated by reference to Exhibit 10.2 to IMAX Corporation’s Form 10-K, for year ended December 31, 2012 (File No. 001-35066).

10.4	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.3 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

10.5	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.4 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

10.6	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.5 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

10.7	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Bradley, J. Wechsler. Incorporated by reference to Exhibit 10.6 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

10.8	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.8 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2013 (File No. 001-35066).

10.9	Services Agreement, dated December 11, 2008, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.9 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2014 (File No. 001-35066).

*10.10	Services Agreement Amendment, dated February 14, 2011, between IMAX Corporation and Bradley J. Wechsler.

10.11	Services Agreement Amendment, dated April 1, 2013, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.11 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2013 (File No. 001-35066).

10.12	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.10 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

10.13	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.11 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

10.14	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.12 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

10.15	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.13 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

10.16	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.16 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2013 (File No. 001-35066).

10.17	Amended Employment Agreement, dated December 11, 2008, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.17 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2014 (File No. 001-35066).

*10.18	Amended Employment Agreement, dated December 20, 2010, between IMAX Corporation and Richard L. Gelfond.

10.19	Amended Employment Agreement, dated December 12, 2011, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.17 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

10.20	Employment Agreement, dated January 1, 2014, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.12 to IMAX Corporation’s Form 10-Q, for the quarter ended September 30, 2014 (File No. 001-35066).

*10.21	First Amending Agreement, dated December 9, 2015, between IMAX Corporation and Richard L. Gelfond.

10.22	Employment Agreement, dated March 9, 2006, between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.18 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

10.23	First Amending Agreement, dated December 31, 2007, between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.22 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2013 (File No. 001-35066).

*10.24	Second Amending Agreement, dated April 29, 2010, between IMAX Corporation and Greg Foster.

10.25	Third Amending Agreement, dated June 12, 2013, between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.21 to IMAX Corporation’s Form 10-Q, for the quarter ended June 30, 2013 (File No. 001-35066).

10.26	Employment Agreement, dated May 14, 2007, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to Exhibit 10.21 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

*10.27	First Amending Agreement, dated May 14, 2009, between IMAX Corporation and Joseph Sparacio.

*10.28	Second Amending Agreement, dated May 14, 2010, between IMAX Corporation and Joseph Sparacio.

10.29	Third Amending Agreement, dated January 23, 2012, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to Exhibit 10.24 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

10.30	Fourth Amending Agreement, dated May 15, 2014, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to Exhibit 10.29 to IMAX Corporation’s Form 10-Q, for the quarter ended September 30, 2014 (File No. 001-35066).

*10.31	Fifth Amending Agreement, dated November 18, 2015, between IMAX Corporation and Joseph Sparacio.

10.32	Employment Agreement, dated January 1, 2014, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.37 to IMAX Corporation’s Form 10-Q, for the quarter ended March 31, 2015 (File No. 001-35066).

10.33	Service Agreement, dated March 6, 2014, between IMAX International Sales Corporation and Andrew Cripps. Incorporated by reference to Exhibit 10.38 to IMAX Corporation’s Form 10-Q, for the quarter ended March 31, 2015 (File No. 001-35066).

10.34	Statement of Directors’ Compensation, dated June 11, 2013. Incorporated by reference to Exhibit 10.26 to IMAX Corporation’s Form 10-Q, for the quarter ended June 30, 2013 (File No. 001-35066).

10.35	Fourth Amended and Restated Credit Agreement, dated March 3, 2015, by and between IMAX Corporation, the Guarantors referred to therein, the Lenders referred to therein, Wells Fargo Bank National Association and Wells Fargo Securities, LLC. Incorporated by reference to Exhibit 10.39 to IMAX Corporation’s Form 10-Q, for the quarter ended March 31, 2015 (File No. 001-35066).

10.36	Construction Loan Agreement, dated October 6, 2014, between IMAX PV Development, Inc., Wells Fargo Bank, National Association and the financial institutions referred to therein. Incorporated by reference to Exhibit 10.45 to IMAX Corporation’s Form 10-Q, for the quarter ended September 30, 2014 (File No. 001-35066).

10.37	Securities Purchase Agreement, dated as of May 5, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust. Incorporated by reference to Exhibit 10.43 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2013 (File No. 001-35066).

10.38	Amendment No. 1 to Securities Purchase Agreement, dated December 1, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust. Incorporated by reference to Exhibit 10.35 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2014 (File No. 001-35066).

10.39	Subscription Agreement, dated April 7, 2014, by and among IMAX China Holding, Inc., IMAX Corporation, IMAX (Barbados) Holding, Inc., China Movie Entertainment FV Limited, CMCCP Dome Holdings Limited and China Movie Entertainment CMC Limited. Incorporated by reference to Exhibit 10.1 to IMAX Corporation’s Form 8-K, dated April 7, 2014 (File No. 001-35066).

*21	Subsidiaries of IMAX Corporation.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney of certain directors.

*31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated February 24, 2016, by Richard L. Gelfond.

*31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated February 24, 2016, by Joseph Sparacio.

*32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated February 24, 2016, by Richard L. Gelfond.

*32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated February 24, 2016, by Joseph Sparacio.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

By	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer

Date: February 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2016.

/s/ RICHARD L. GELFOND	/s/ JOSEPH SPARACIO	/s/ JEFFREY VANCE
Richard L. Gelfond Chief Executive Officer & Director (Principal Executive Officer)	Joseph Sparacio Executive Vice President & Chief Financial Officer (Principal Financial Officer)	Jeffrey Vance Senior Vice-President, Finance & Controller (Principal Accounting Officer)

*	*	*
Bradley J. Wechsler Chairman of the Board & Director	Neil S. Braun Director	Eric A. Demirian Director

*	*	*
David W. Leebron Director	Michael Lynne Director	Michael MacMillan Director

*	*	*
I. Martin Pompadur Director	Dana Settle Director	Darren D. Throop Director

By	* /s/ JOSEPH SPARACIO
Joseph Sparacio
(as attorney-in-fact)

IMAX CORPORATION

Schedule II

Valuation and Qualifying Accounts

(In thousands of U.S. dollars)

	Balance at beginning of year	Additions/ (recoveries) charged to expenses	Other additions/ (deductions)(1)	Balance at end of year
Allowance for net investment in leases
Year ended December 31, 2013	$1,130	$300	$(624)	$806
Year ended December 31, 2014	$806	$—	$166	$972
Year ended December 31, 2015	$972	$—	$(300)	$672

Allowance for financed sale receivables
Year ended December 31, 2013	$66	$180	$(10)	$236
Year ended December 31, 2014	$236	$193	$65	$494
Year ended December 31, 2015	$494	$75	$(1)	$568

Allowance for doubtful accounts receivable
Year ended December 31, 2013	$1,564	$(35)	$(642)	$887
Year ended December 31, 2014	$887	$725	$(665)	$947
Year ended December 31, 2015	$947	$677	$(478)	$1,146

Inventories valuation allowance
Year ended December 31, 2013	$4,418	$444	$(880)	$3,982
Year ended December 31, 2014	$3,982	$359	$(792)	$3,549
Year ended December 31, 2015	$3,549	$572	$(779)	$3,342

Deferred income tax valuation allowance
Year ended December 31, 2013	$6,113	$(341)	$(1,018)	$4,754
Year ended December 31, 2014	$4,754	$(429)	$(4,015)	$310
Year ended December 31, 2015	$310	$16	$—	$326

(1)	Deductions represent write-offs of amounts previously charged to the provision.