Form 10-Q
period 2016-03-31
IMAX CORP
filed 2016-04-21
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2016
Common stock, no par value	68,276,139

IMAX CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its consolidated subsidiaries (the “Company”) and expectations regarding the Company’s future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, the signing of theater system agreements; conditions, changes and developments in the commercial exhibition industry; the performance of IMAX DMR films; the potential impact of increased competition in the markets within which the Company operates; competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; risks related to the Company’s growth and operations in China; the Company’s largest customer accounting for a significant portion of the Company’s revenue and backlog; risks related to new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security; risks related to the Company’s inability to protect its intellectual property; risks related to the Company’s implementation of a new enterprise resource planning system; general economic, market or business conditions; the failure to convert theater system backlog into revenue; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$259,752	$317,449
Accounts receivable, net of allowance for doubtful accounts of $1,061 (December 31, 2015 — $1,146)	91,933	97,981
Financing receivables	119,649	117,231
Inventories	44,564	38,753
Prepaid expenses	8,844	6,498
Film assets	14,703	14,571
Property, plant and equipment	220,211	218,267
Other assets	26,278	26,136
Deferred income taxes	25,197	25,766
Other intangible assets	29,137	28,950
Goodwill	39,027	39,027

Total assets	$879,295	$930,629

Liabilities
Bank indebtedness	$28,786	$29,276
Accounts payable	20,952	23,455
Accrued and other liabilities	76,234	95,748
Deferred revenue	102,049	104,993

Total liabilities	228,021	253,472

Commitments and contingencies
Non-controlling interests	3,263	3,307

Shareholders’ equity
Capital stock common shares — no par value. Authorized — unlimited number.
Issued and outstanding — 68,276,139 (December 31, 2015 — 69,673,244)	440,248	448,310
Other equity	165,395	163,094
Accumulated (deficit) earnings	(5,854)	19,930
Accumulated other comprehensive loss	(3,732)	(7,443)

Total shareholders’ equity attributable to common shareholders	596,057	623,891
Non-controlling interests	51,954	49,959

Total shareholders’ equity	648,011	673,850

Total liabilities and shareholders’ equity	$879,295	$930,629

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues
Equipment and product sales	$23,740	$14,436
Services	44,273	31,716
Rentals	21,779	13,814
Finance income	2,336	2,245

	92,128	62,211

Costs and expenses applicable to revenues
Equipment and product sales	17,791	7,540
Services	17,596	14,807
Rentals	4,565	3,883

	39,952	26,230

Gross margin	52,176	35,981
Selling, general and administrative expenses	31,584	28,352
(including share-based compensation expense of $8.5 million for the three months ended March 31, 2016 (2015 - expense of $5.6 million))
Research and development	3,708	4,542
Amortization of intangibles	491	430
Receivable provisions, net of recoveries	126	5

Income from operations	16,267	2,652
Interest income	467	246
Interest expense	(398)	(304)

Income from operations before income taxes	16,336	2,594
Provision for income taxes	(3,718)	(675)
Loss from equity-accounted investments, net of tax	(441)	(434)

Net income	12,177	1,485
Less: net income attributable to non-controlling interests	(2,650)	(1,094)

Net income attributable to common shareholders	$9,527	$391

Net income per share attributable to common shareholders - basic and diluted:
Net income per share - basic	$0.14	$—

Net income per share - diluted	$0.14	$—

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$12,177	$1,485

Unrealized net gain (loss) from cash flow hedging instruments	2,207	(3,026)
Realization of cash flow hedging net loss upon settlement	1,277	635
Foreign currency translation adjustments	422	(70)
Amortization of postretirement benefit plan actuarial loss	17	—

Other comprehensive income (loss), before tax	3,923	(2,461)
Income tax (expense) benefit related to other comprehensive income (loss)	(911)	644

Other comprehensive income (loss), net of tax	3,012	(1,817)

Comprehensive income (loss)	15,189	(332)
Less: Comprehensive income attributable to non-controlling interests	(1,951)	(1,089)

Comprehensive income (loss) attributable to common shareholders	$13,238	$(1,421)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash provided by (used in):
Operating Activities
Net income	$12,177	$1,485
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	10,438	9,633
Write-downs, net of recoveries	648	128
Change in deferred income taxes	(185)	191
Stock and other non-cash compensation	8,667	5,666
Unrealized foreign currency exchange (gain) loss	(557)	1,351
Loss from equity-accounted investments	818	785
Gain on non-cash contribution to equity-accounted investees	(377)	(352)
Investment in film assets	(3,919)	(3,013)
Changes in other non-cash operating assets and liabilities	(22,746)	(9,805)

Net cash provided by operating activities	4,964	6,069

Investing Activities
Purchase of property, plant and equipment	(4,585)	(22,582)
Investment in joint revenue sharing equipment	(3,988)	(4,815)
Acquisition of other intangible assets	(770)	(665)

Net cash used in investing activities	(9,343)	(28,062)

Financing Activities
Increase in bank indebtedness	—	11,371
Repayment of bank indebtedness	(500)	—
Repurchase of common shares	(44,618)	—
Settlement of restricted share units	(5,849)	(3,905)
Taxes paid on secondary sale and repatriation dividend	(2,991)	—
Common shares issued - stock options exercised	740	11,407
Credit facility amendment fees paid	—	(1,003)
Issuance of subsidiary shares to non-controlling interests - private offering	—	40,000
Share issuance costs from the issuance of subsidiary shares to non-controlling interests - private offering	—	(2,000)

Net cash (used in) provided by financing activities	(53,218)	55,870

Effects of exchange rate changes on cash	(100)	(38)

(Decrease) increase in cash and cash equivalents during period	(57,697)	33,839
Cash and cash equivalents, beginning of period	317,449	106,503

Cash and cash equivalents, end of period	$259,752	$140,342

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

(Unaudited)

1. Basis of Presentation

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), prepares its financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

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

The Company has 11 film production companies that are VIEs. For five of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. These consolidated production companies have total assets of $7.1 million (December 31, 2015 — $7.2 million) and total liabilities of $3.2 million as at March 31, 2016 (December 31, 2015 — $4.1 million). The majority of these consolidated assets are held by the IMAX Original Film Fund (the “Film Fund”) as described in note 16(b). For the other six film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at March 31, 2016, these six VIEs have total assets of $0.4 million (December 31, 2015 — $0.4 million) and total liabilities of $0.4 million (December 31, 2015 — $0.4 million). Earnings of the investees included in the Company’s condensed consolidated statement of operations amounted to $nil for the three months ended March 31, 2016 (2015 — $nil). The carrying value of these investments in VIEs that are not consolidated is $nil at March 31, 2016 (December 31, 2015 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statement of operations. The Company’s exposure, which is determined based on the level of funding contributed by the Company and the development stage of the respective film, is $nil at March 31, 2016 (December 31, 2015 — $nil).

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

These interim financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2015 Annual Report on Form 10-K for the year ended December 31, 2015 (“the 2015 Form 10-K”) which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company’s financial statements for the year ended December 31, 2015, except as noted below.

2. New Accounting Standards and Accounting Changes

Adoption of New Accounting Policies

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). Prior to the changes under ASU 2015-01, an entity was required to separately classify, present and disclose extraordinary events and transactions under the disclosure requirements of Subtopic 225-20, “Income Statement – Extraordinary and Unusual Items” (“Subtopic 225-20”). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items therefore such separate disclosure is no longer required in the Income Statement of an entity. For public companies, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments can be applied prospectively or retrospectively. The Company prospectively adopted the amendments under ASU 2015-01 on January 1, 2016. The adoption of the standard did not have an impact on the disclosures presented in the condensed consolidated statement of operations for the period ended March 31, 2016 and 2015.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02, changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities such as limited partnerships and similar entities, and variable interest entities that have free arrangements and related party relationships. Furthermore, all legal entities are subject to re-evaluation under the revised consolidation model. The amendments also provide a scope exception from consolidation guidance for reporting entities with interest in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. For public companies, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments can be applied retrospectively or using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company adopted the amendments under ASU 2015-02 retrospectively on January 1, 2016. The adoption of the standard did not have an impact on the Company’s condensed consolidated financial statements as there was no change to the entities currently consolidated by the Company.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), and in August 2015 issued ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”). Under ASU 2015-03, debt issuance costs reported on the balance sheet will be reflected as a direct deduction from the related debt liability rather than as an asset. While ASU 2015-03 addresses costs related to term debt, ASU 2015-15 provides clarification regarding costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. ASU 2015-15 provides commentary that the U.S Securities and Exchange Commission staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. For public companies, the amendments apply to annual periods beginning on or after December 15, 2015, and interim periods within those years and are to be applied retrospectively. The Company adopted these standards on January 1, 2016. As at December 31, 2015, $0.4 million of unamortized debt issuance costs related to the Company’s loan to finance the construction of its Playa Vista facility were reclassified in the condensed consolidated balance sheet from Other assets to Bank indebtedness. The Company will continue to defer and present the debt issuance cost related to its senior secured revolving credit facility in Other assets and amortize it ratably over the term of the agreement.

Recently Issued FASB Accounting Standard Codification Updates

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The purpose of the amendment is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. For public entities, the amendments in ASU 2016-01 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2016-01 on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The purpose of the amendment is to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. New disclosures will include qualitative and quantitative requirements to provide additional information about the amounts recorded in the financial statements. Lessor accounting will remain largely unchanged from current guidance, however ASU 2016-02 will provide improvements that are intended to align lessor accounting with the lessee model and with updated revenue recognition guidance. For public entities, the amendments in ASU 2016-02 are effective for interim and annual reporting periods beginning after December 15, 2018. The Company is currently assessing the impact of ASU 2016-02 on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”). The amendments in ASU 2016-05 apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815. The amendments clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met. For public entities, the amendments in ASU 2016-05 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2016-05 on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”). The purpose of the amendment eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. For public entities, the amendments in ASU 2016-07 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2016-07 on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”). The purpose of ASU 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. For public entities, the amendments in ASU 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2016-08 on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2016-09 on its condensed consolidated financial statements.

Recently issued FASB accounting standard codification updates, except for the above noted standards, were not material to the Company’s condensed consolidated financial statements for the period ended March 31, 2016.

3. Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	March 31,	December 31,
	2016	2015
Gross minimum lease payments receivable	$12,738	$13,998
Unearned finance income	(2,161)	(2,381)

Minimum lease payments receivable	10,577	11,617
Accumulated allowance for uncollectible amounts	(672)	(672)

Net investment in leases	9,905	10,945

Gross financed sales receivables	148,889	146,232
Unearned finance income	(38,502)	(39,378)

Financed sales receivables	110,387	106,854
Accumulated allowance for uncollectible amounts	(643)	(568)

Net financed sales receivables	109,744	106,286

Total financing receivables	$119,649	$117,231

Net financed sales receivables due within one year	$20,292	$19,068
Net financed sales receivables due after one year	$89,452	$87,218

As at March 31, 2016, the financed sale receivables had a weighted average effective interest rate of 9.2% (December 31, 2015 — 9.4%).

4. Inventories

	March 31,	December 31,
	2016	2015
Raw materials	$28,123	$25,750
Work-in-process	2,559	2,628
Finished goods	13,882	10,375

	$44,564	$38,753

At March 31, 2016, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $8.1 million (December 31, 2015 — $5.4 million).

During the three months ended March 31, 2016, the Company had write-downs for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $0.2 million (2015 — less than $0.1 million).

5. Property Plant and Equipment

	As at March 31, 2016
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components	$199,738	$78,341	$121,397
Camera equipment	5,413	3,486	1,927

	205,151	81,827	123,324

Assets under construction	11,720	—	11,720

Other property, plant and equipment
Land	8,203	—	8,203
Buildings	67,963	13,210	54,753
Office and production equipment	37,422	18,441	18,981
Leasehold improvements	5,644	2,414	3,230

	119,232	34,065	85,167

	$336,103	$115,892	$220,211

	As at December 31, 2015
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components	$199,974	$74,568	$125,406
Camera equipment	5,393	3,368	2,025

	205,367	77,936	127,431

Assets under construction	9,616	—	9,616

Other property, plant and equipment
Land	8,203	—	8,203
Buildings	67,150	12,679	54,471
Office and production equipment	34,396	17,035	17,361
Leasehold improvements	3,512	2,327	1,185

	113,261	32,041	81,220

	$328,244	$109,977	$218,267

6. Other Intangible Assets

	As at March 31, 2016
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$10,683	$6,623	$4,060
Licenses and intellectual property	22,490	6,645	15,845
Other	12,378	3,146	9,232

	$45,551	$16,414	$29,137

	As at December 31, 2015
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$10,399	$6,502	$3,897
Licenses and intellectual property	22,390	6,464	15,926
Other	11,878	2,751	9,127

	$44,667	$15,717	$28,950

Other intangible assets of $12.4 million are comprised mainly of the Company’s investment in an enterprise resource planning system. Fully amortized other intangible assets are still in use by the Company.

During the three months ended March 31, 2016, the Company acquired $1.0 million in other intangible assets. The weighted average amortization period for these additions was 10 years.

During the three months ended March 31, 2016, the Company incurred costs of $0.1 million to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses (2015 – less than $0.1 million).

As at March 31, 2016, estimated amortization expense for each of the years ended December 31, are as follows:

2016 (nine months remaining)	$2,632
2017	3,509
2018	3,509
2019	3,509
2020	3,509

7. Credit Facility and Playa Vista Loan

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

The terms of the Credit Facility are set forth in the Fourth Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), dated March 3, 2015, among the Company, the Guarantors, the lenders named therein, Wells Fargo Bank, National Association (“Wells Fargo”), as agent and issuing lender (Wells Fargo, together with the lenders named therein, the “Lenders”) and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner and in various collateral and security documents entered into by the Company and the Guarantors. Each of the Guarantors has also entered into a guarantee in respect of the Company’s obligations under the Credit Facility. On February 22, 2016, the Company amended the terms of the Credit Agreement to increase the general restricted payment basket thereunder (which covers, among other things, the repurchase of shares) from $150.0 million to $350.0 million in the aggregate after the amendment date.

The Company was in compliance with all of its requirements at March 31, 2016.

Total amounts drawn and available under the Credit Facility at March 31, 2016 were $nil and $200.0 million, respectively (December 31, 2015 — $nil and $200.0 million, respectively).

As at March 31, 2016, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2015 — $nil), under the Credit Facility.

Playa Vista Financing

On October 6, 2014, IMAX PV Development Inc., a Delaware corporation (“PV Borrower”) and wholly-owned subsidiary of the Company, entered into a construction loan agreement with Wells Fargo. The construction loan (the “Playa Vista Construction Loan”) was used to fund $22.3 million of the costs of development and construction of the West Coast headquarters of the Company, located in the Playa Vista neighborhood of Los Angeles, California (the “Playa Vista Project”).

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

The Loan Documents contain affirmative, negative and financial covenants (including compliance with the financial covenants of the Company’s outstanding revolving senior secured facility with Wells Fargo), agreements, representations, warranties, borrowing conditions, and events of default customary for development projects such as the Playa Vista Project.

Bank indebtedness includes the following:

	March 31, 2016	December 31, 2015
Playa Vista Loan	$29,167	$29,667
Deferred charges on debt financing	(381)	(391)

	$28,786	$29,276

Total amounts drawn under the loan at March 31, 2016 was $29.2 million (December 31, 2015 — $29.7 million) at an effective interest rate for the quarter of 2.43% (2015 — 2.42%).

In accordance with the loan agreement, the Company is obligated to make payments on the principal of the loan as follows:

2016 (nine months remaining)	$1,500
2017	2,000
2018	2,000
2019	2,000
2020	2,000
Thereafter	19,667

$29,167

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The settlement risk on its foreign currency forward contracts was $0.9 million at March 31, 2016 as the notional value exceeded the fair value of the forward contracts. As at March 31, 2016, the Company has $34.0 million in notional value of such arrangements outstanding.

Bank of Montreal Facility

As at March 31, 2016, the Company has available a $10.0 million facility (December 31, 2015 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by Export Development Canada (the “Bank of Montreal Facility”). As at March 31, 2016, the Company has letters of credit and advance payment guarantees outstanding of $0.1 million (December 31, 2015 — $0.3 million) under the Bank of Montreal Facility.

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

(a) On May 15, 2006, the Company initiated arbitration against Three-Dimensional Media Group, Ltd. (“3DMG”) before the International Centre for Dispute Resolution in New York (the “ICDR”), alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the ICDR unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. The proceeding was suspended on May 4, 2009 due to failure of 3DMG to pay fees associated with the proceeding. The proceeding was further suspended on October 11, 2010 pending resolution of re-examination proceedings currently pending involving one of 3DMG’s patents. The proceeding remains suspended pending 3DMG obtaining new counsel to represent it. A status hearing has been scheduled for April 27, 2016 before the ICDR. If the proceeding resumes, the Company will continue to pursue its claims vigorously and believes that all allegations made by 3DMG are without merit. The Company further believes that the amount of loss, if any, suffered in connection with the counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.

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

(d) On November 4, 2013, a purported class action complaint was filed in the United States District Court for the Northern District of Illinois (the “Court”) against IMAX Chicago Theatre LLC (“IMAX Chicago Theatre”), a subsidiary of the Company. The plaintiff, Scott Redman, alleged that IMAX Chicago Theatre provided certain credit card and debit card receipts to customers that were purportedly not in compliance with the applicable truncation requirements of the Fair and Accurate Credit Transactions Act, which IMAX Chicago Theatre denies. The plaintiff did not allege actual damages but sought statutory damages individually and on behalf of a putative class. On October 26, 2015, the parties filed with the Court a class action settlement agreement (the “Settlement Agreement”) and proposed form of class notice, and on March 4, 2016, the Court issued an order finally approving the Settlement Agreement and dismissing the action. Under the terms of the Settlement Agreement, members of the class who did not opt out of the settlement released IMAX Chicago Theatre and its affiliates from liability for all claims that were alleged or could have been alleged in this action or any other proceeding relating to the subject matter of this action. As part of the settlement and in exchange for the release, IMAX Chicago Theatre paid a total of $0.4 million to a settlement fund, which has been distributed to the class (after deducting certain fees and other expenses).

(e) In March 2013, IMAX (Shanghai) Multimedia Technology Co., Ltd., the Company’s majority-owned subsidiary in China, received notice from the Shanghai office of the General Administration of Customs that it had been selected for a customs audit. The Company is unable to assess the potential impact, if any, of the audit at this time.

(f) On November 11, 2013, Giencourt Investments, S.A. (“Giencourt”) initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida, based on alleged breaches by the Company of its theater agreement and related license agreement with Giencourt. Giencourt submitted its statement of claim in January 2015, the Company submitted its statement of defense and counterclaim in April 2015 and Giencourt submitted its arbitration reply paper in September 2015. An arbitration hearing for witness testimony was held during the week of December 14, 2015. At the hearing, Giencourt’s expert identified monetary damages of up to approximately $10.4 million, which Giencourt seeks to recover from the Company. The Company has asserted a counterclaim against Giencourt for breach of contract and seeks to recover lost profits in excess of $24.0 million under the agreements. A final hearing with closing statements is scheduled for October 2016. In addition, on December 10, 2015, Giencourt made a motion to the panel seeking to enforce a purported settlement of the matter based on negotiations between Giencourt and the Company. The Company strongly disputes that discussions about a potential resolution of this matter amounted to an enforceable settlement. The panel has asked the parties to brief this issue, and oral arguments will be held during the upcoming October hearings. Although no assurances can be given with respect to the ultimate outcome of the proceedings, the Company believes that it has meritorious defenses and claims, and will continue to vigorously pursue them.

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

Product Warranties

The Company’s accrual for product warranties, that would be recorded as part of accrued liabilities in the condensed consolidated balance sheets is $nil at March 31, 2016 and December 31, 2015, respectively.

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheet as at March 31, 2016 and December 31, 2015 with respect to this indemnity.

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

The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs and direct advertising and marketing, included in costs and expenses applicable to revenues-equipment and product sales, totaled $0.7 million for the three months ended March 31, 2016 (2015 — $0.5 million).

Film exploitation costs, including advertising and marketing, totaled $3.0 million for the three months ended March 31, 2016 (2015 — $1.2 million) and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled a recovery of less than $0.1 million for the three months ended March 31, 2016 (2015 — recovery of $0.1 million). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled an expense of less than $0.1 million for the three months ended March 31, 2016 (2015 — recovery of less than $0.1 million).

(b)	Foreign Exchange

Included in selling, general and administrative expenses for the three months ended March 31, 2016 is a gain of $0.5 million (2015 — loss of $1.6 million), for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities. See note 15(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 47 exhibitors for a total of 748 theater systems, of which 534 theaters were operating as at March 31, 2016, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m) of the Company’s 2015 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Equipment and Product Sales and Rentals revenue and for the three months ended March 31, 2016 amounted to $23.4 million (2015 — $15.9 million).

IMAX DMR

In an IMAX DMR arrangement, the Company transforms conventional motion pictures into the Company’s large screen format, allowing the release of Hollywood content to the global IMAX theater network. In a typical IMAX DMR film arrangement, the Company will absorb its costs for the digital re-mastering and then recoup this cost from a percentage of the net box-office receipts of the film, which in recent years has ranged from 10-15%. The Company does not typically hold distribution rights or the copyright to these films.

For the three months ended March 31, 2016, the majority of IMAX DMR revenue was earned from the exhibition of 17 IMAX DMR films (2015 – 22) throughout the IMAX theater network. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m) of the Company’s 2015 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three months ended March 31, 2016 amounted to $29.8 million (2015 — $17.7 million).

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

The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) and 2(m) of the Company’s 2015 Form 10-K.

As at March 31, 2016, the Company has one significant co-produced film arrangement which represents the VIE total assets balance of $0.4 million and total liabilities balance of $0.4 million and five other co-produced film arrangements, the terms of which are similar.

For the three months ended March 31, 2016, amounts totaling $0.2 million (2015 — $0.6 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

10. Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Three Months Ended
	March 31,
	2016	2015
Decrease (increase) in:
Accounts receivable	$6,070	$9,456
Financing receivables	(1,748)	(674)
Inventories	(5,994)	(8,601)
Prepaid expenses	(2,345)	(2,080)
Commissions and other deferred selling expenses	34	(357)
Insurance recoveries	132	(22)
Other assets	(441)	(873)
Increase (decrease) in:
Accounts payable	(2,470)	8,628
Accrued and other liabilities	(12,986)	(22,407)
Deferred revenue	(2,998)	7,125

	$(22,746)	$(9,805)

(b) Cash payments made on account of:

	Three Months Ended
	March 31,
	2016	2015
Income taxes	$12,051	$14,039

Interest	$180	$61

(c) Depreciation and amortization are comprised of the following:

	Three Months Ended
	March 31,
	2016	2015
Film assets	$3,356	$3,542
Property, plant and equipment
Joint revenue sharing arrangements	3,738	3,251
Other property, plant and equipment	2,326	1,721
Other intangible assets	672	765
Other assets	205	188
Deferred financing costs	141	166

	$10,438	$9,633

(d) Write-downs, net of recoveries, are comprised of the following:

	Three Months Ended
	March 31,
	2016	2015
Accounts receivable	$126	$5
Inventories	184	33
Property, plant and equipment	329	90
Other intangible assets	9	—

	$648	$128

11. Income Taxes

(a)	Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. During the quarter ended March 31, 2016, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings.

As at March 31, 2016, the Company had net deferred income tax assets after valuation allowance of $25.2 million (December 31, 2015 — $25.8 million), which consists of a gross deferred income tax asset of $25.5 million (December 31, 2015 — $26.1 million), against which the Company is carrying a $0.3 million valuation allowance (December 31, 2015 — $0.3 million).

(b)	Income Tax Effect on Other Comprehensive Income (Loss)

The income tax (expense) benefit included in the Company’s other comprehensive income (loss) are related to the following items:

	Three Months
	Ended March 31,
	2016	2015
Unrealized change in cash flow hedging instruments	$(332)	$(167)
Realized change in cash flow hedging instruments upon settlement	(574)	795
Amortization of actuarial loss on postretirement benefit plan	(5)	—
Foreign currency translation adjustments	—	16

	$(911)	$644

12. Capital Stock

(a)	Stock-Based Compensation

The compensation costs recorded in the condensed consolidated statement of operations for the Company’s stock-based compensation plans were $8.5 million for the three months ended March 31, 2016 (2015 —$5.6 million).

As at March 31, 2016, the Company has reserved a total of 6,789,210 (December 31, 2015 — 7,023,258) common shares for future issuance under the Company’s Stock Option Plan (“SOP”) and the IMAX 2013 Long-Term Incentive Plan (“IMAX LTIP”). Of the common shares reserved for issuance, there are options in respect of 5,083,377 common shares and restricted share units (“RSUs”) in respect of 1,131,831 common shares outstanding at March 31, 2016. At March 31, 2016, options in respect of 3,507,573 common shares were vested and exercisable.

Stock Option Plan

The Company recorded an expense of $4.9 million for the three months ended March 31, 2016 (2015 — $3.9 million) related to stock option grants issued to employees and directors in the IMAX LTIP and SOP plans. An income tax benefit is recorded in the condensed consolidated statements of operations of $1.3 million for these costs.

The weighted average fair value of all stock options granted to employees and directors for the three months ended March 31, 2016 at the grant date was $8.55 per share (2015 — $8.07 per share). The following assumptions were used to estimate the average fair value of the stock options:

	Three Months
	Ended March 31,
	2016	2015
Average risk-free interest rate	1.72%	1.97%
Expected option life (in years)	4.79 - 4.88	3.55 - 5.76
Expected volatility	30%	30%
Annual termination probability	0% - 8.08%	0% - 9.50%
Dividend yield	0%	0%

Stock options to Non-Employees

There were no common share options issued to non-employees during the three months ended March 31, 2016 and 2015.

As at March 31, 2016, non-employee stock options outstanding amounted to 38,750 stock options (2015 — 22,500) with a weighted average exercise price of $26.79 per share (2015 — $24.61 per share). 26,325 stock options (2015 — 7,100) were exercisable with an average weighted exercise price of $26.99 per share (2015 — $22.62 per share) and the vested stock options have an aggregate intrinsic value of $0.1 million (2015 — $0.1 million).

For the three months ended March 31, 2016, the Company recorded a recovery of less than $0.1 million (2015 — expense of less than $0.1 million) to cost and expenses related to revenues – services and selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is an accrual of less than $0.1 million for non-employee stock options (December 31, 2015 — less than $0.1 million).

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

During 2015, no Tandem Options were granted in conjunction with China Options or CSSBPs. Immediately prior to the initial public offering of IMAX China on October 8, 2015, there were 186,446 outstanding and unvested Tandem Options issued under the China LTIP with a weighted average exercise price of $23.70 per share. The Tandem Options had a maximum contractual life of 7 years. The total fair value of the Tandem Options granted with respect to the China LTIP was $1.9 million. The Company was recognizing this expense over a 5 year period. Pursuant to their terms, upon the occurrence of a qualified initial public offering or upon a change in control on or prior to the fifth anniversary of the grant date, the 186,446 Tandem Options issued would forfeit immediately and the related charge would be reversed.

IMAX China completed an initial public offering on October 8, 2015. As a result, the 186,446 Tandem Options with an average price of $23.70 per share were forfeited immediately. The Company recorded a recovery of $0.6 million in 2015 related to the forfeiture of Tandem Options issued under the China LTIP. During the three months ended March 31, 2015, the Company recorded an expense of $0.1 million related to the Tandem Options.

The Company subsequently recognized an immediate charge related to the vesting of China Options and certain CSSBPs for China employees. The total fair value of the China Options and CSSBP awards granted with respect to the China LTIP was $3.9 million and $2.1 million, respectively. During the fourth quarter of 2015, a charge of $2.1 million and $1.4 million was recorded relating to the China Options and CSSBPs, respectively. The remaining charge will be recognized over the related requisite period. The CSSBPs represent the right to receive cash payments in an amount equal to a certain percentage of the excess of the total equity value of IMAX China based on the per share price in the initial public offering over the strike price of the CSSBPs. The CSSBPs were issued in conjunction with the China LTIP, with similar terms and conditions as the China Options. The CSSBP awards are accounted as liability awards, however the fair value of the liability is fixed at the time of the initial public offering. During the fourth quarter of 2015, a portion of the CSSBPs vested and were settled in cash for $1.0 million.

During the three months ended March 31, 2016, the Company recorded an expense of $0.2 million and $0.1 million related to the China Options and CSSBPs, respectively. The liability recognized with respect to the CSSBPs at March 31, 2016 is $0.5 million (December 31, 2015 — $0.4 million).

Stock Option Summary

The following table summarizes certain information in respect of option activity under the SOP and IMAX LTIP for the three month periods ended March 31:

			Weighted Average Exercise
	Number of Shares		Price Per Share
	2016	2015	2016	2015
Options outstanding, beginning of period	4,805,244	5,925,660	$27.03	$24.24
Granted	323,925	871,431	31.85	31.56
Exercised	(43,750)	(591,558)	16.91	19.28
Forfeited	(2,042)	—	31.85	—

Options outstanding, end of period	5,083,377	6,205,533	27.42	25.74

Options exercisable, end of period	3,507,573	3,496,050	26.52	23.88

The Company did not cancel any stock options from its SOP or IMAX LTIP surrendered by Company employees during the three months ended March 31, 2016 and 2015.

As at March 31, 2016, 4,952,508 options were fully vested or are expected to vest with a weighted average exercise price of $27.35, aggregate intrinsic value of $20.6 million and weighted average remaining contractual life of 4.2 years. As at March 31, 2016, options that are exercisable have an intrinsic value of $17.1 million and a weighted average remaining contractual life of 3.6 years. The intrinsic value of options exercised in the three months ended March 31, 2016 was $0.6 million (2015 — $9.1 million).

Restricted Share Units

RSUs have been granted to employees, consultants and directors under the IMAX LTIP. Each RSU represents a contingent right to receive one common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date. The Company recorded an expense of $3.3 million for the three month period ended March 31, 2016 (2015 — $1.5 million), related to RSU grants issued to employees and directors in the plan. The annual termination probability assumed for the three months ended March 31, 2016, ranged from 0% to 8.75%. In addition, the Company recorded an expense of $nil for the three months ended March 31, 2016 (2015 — less than $0.1 million), related to RSU grants issued to certain advisors and strategic partners of the Company.

During the three months ended March 31, 2016, in connection with the vesting of RSUs, the Company settled 190,298 (2015 — 117,793) common shares to IMAX LTIP participants, of which 5,563 (2015 — 6,433) common shares, net of shares withheld for tax withholdings of 3,508 (2015 — nil) were issued from treasury and 181,227 (2015 — 111,360) common shares were purchased in the open market by the IMAX LTIP trustee.

Total stock-based compensation expense related to non-vested RSUs not yet recognized at March 31, 2016 and the weighted average period over which the awards are expected to be recognized is $29.4 million and 3.0 years, respectively (2015 — $19.3 million and 3.3 years, respectively). The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was $1.9 million for the three months ended March 31, 2016 (2015 — $1.2 million).

RSUs granted under the IMAX LTIP vest between immediately and four years from the grant date. Vesting of the RSUs is subject to continued employment or service with the Company.

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP for the three months ended March 31, 2016:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2016	2015	2016	2015
RSUs outstanding, beginning of period	973,637	595,834	$32.27	$27.13
Granted	351,584	307,213	31.85	33.86
Vested and settled	(190,298)	(117,793)	29.47	27.03
Forfeited	(3,092)	—	32.43	—

RSUs outstanding, end of period	1,131,831	785,254	32.61	29.77

Issuer Purchases of Equity Securities

On June 16, 2014, the Company’s board of directors approved a new $150.0 million share repurchase program for shares of the Company’s common stock. Purchases under the program commenced during the third quarter of 2014. The share repurchase program expires on June 30, 2017. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. On April 20, 2016, the Company’s board of directors approved an incremental $50.0 million increase to the share repurchase allowance, for an aggregate allowance of $200.0 million under the program. All other terms remain unchanged.

During the three months ended March 31, 2016, the Company repurchased 1,446,418 common shares at an average price of $30.82 per share. The retired shares were purchased for $44.6 million. The average carrying value of the stock retired was deducted from common stock and the remaining excess over the average carrying value of stock was charged to accumulated deficit. There were no shares repurchased during the three months ended March 31, 2015.

The total number of shares purchased during the three months ended March 31, 2016 does not include any shares purchased in the administration of employee share-based compensation plans (which amounted to 181,227 common shares at an average price of $32.28 per share).

Canadian Securities Law Matters

The Company has received an exemption decision issued by the Ontario Securities Commission, dated April 1, 2016, for relief from the formal issuer bid requirements under Canadian securities laws. The exemption decision permits the Company to repurchase up to 10% of its outstanding common shares in any twelve-month period through the facilities of the New York Stock Exchange under repurchase programs that the Company may implement from time to time. The Canadian securities laws regulate an issuer’s ability to make repurchases of its own securities.

The Company sought the exemption so that it can make repurchases under its repurchase programs in excess of the maximum allowable in reliance on the existing “other published markets” exemption from the formal issuer bid requirements available under Canadian securities laws. The “other published markets” exemption caps the Company’s ability to repurchase its securities through the facilities of the NYSE at 5% of the issuer’s outstanding securities during any 12-month period.

The conditions of the exemption decision are as follows: (i) any repurchases made in reliance on the exemption decision must be permitted under, and part of repurchase programs established and conducted in accordance with, U.S. securities laws and NYSE rules, (ii) the aggregate number of common shares acquired in reliance on the exemption decision by the Company and any person or company acting jointly or in concert with the Company within any 12 months does not exceed 10% of the outstanding common shares at the beginning of the 12-month period, (iii) the common shares are not listed and posted for trading on an exchange in Canada, (iv) the exemption decision applies only to the acquisition of common shares by the Company within 36 months of the date of the decision, and (v) prior to purchasing common shares in reliance on the exemption decision, the Company discloses the terms of the exemption decision and the conditions applicable thereto in a press release that is issued on SEDAR and includes such language as part of the news release required to be issued in accordance with the “other published markets exemption” in respect of any repurchase program that may be implemented by the Company.

(b)	Income Per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months
	Ended March 31,
	2016	2015
Net income attributable to common shareholders	$9,527	$391
Less: Accretion charges associated with redeemable common stock	—	(222)

Net income applicable to common shareholders	$9,527	$169

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	69,673	68,988
Weighted average number of shares (repurchased) issued during the period	(294)	222

Weighted average number of shares used in computing basic income per share	69,379	69,210
Assumed exercise of stock options and RSUs, net of shares assumed repurchased	741	1,466

Weighted average number of shares used in computing diluted income per share	70,120	70,676

The calculation of diluted earnings per share excludes 3,245,033 shares that are issuable upon the vesting of 615,028 RSUs and the exercise of 2,630,005 stock options for the three months ended March 31, 2016, as the impact would be antidilutive. The calculation of diluted earnings per share excludes 2,317,669 shares that are issuable upon the vesting of 296,218 RSUs and 2,021,451 the exercise of stock options for the three months ended March 31, 2015, as the impact would be antidilutive.

(c)	Shareholder’s Equity Attributable to Common Shareholders

The following summarizes the movement of Shareholders’ Equity attributable to common shareholders for the three months ended March 31, 2016:

Balance as at December 31, 2015	$623,891
Net income attributable to common shareholders	9,527
Adjustments to capital stock:
Cash received from the issuance of common shares	740
Issuance of common shares for vested RSUs	164
Fair value of stock options exercised at the grant date	341
Average carrying value of repurchased and retired common shares	(9,307)
Adjustments to other equity:
Employee stock options granted	5,179
Non-employee stock options granted and vested	30
Fair value of stock options exercised at the grant date	(341)
RSUs granted	3,427
RSUs vested	(6,118)
Utilization of excess tax benefits from vested RSUs	124
Adjustments to accumulated deficit:
Common shares repurchased and retired	(35,311)
Adjustments to accumulated other comprehensive income:
Unrealized net gain from cash flow hedging instruments	2,207
Realization of cash flow hedging net loss upon settlement	1,277
Foreign currency translation adjustments	1,121
Amortization of actuarial loss on postretirement benefit plan	17
Tax effect of movement in other comprehensive income	(911)

Balance as at March 31, 2016	$596,057

13. Segmented Information

The Company has seven reportable segments identified by category of product sold or service provided: IMAX systems; theater system maintenance; joint revenue sharing arrangements; film production and IMAX DMR; film distribution; film post-production; and other. The IMAX systems segment includes the design, manufacture, sale or lease of IMAX theater projection system equipment. The theater system maintenance segment includes the maintenance of IMAX theater projection system equipment in the IMAX theater network. The joint revenue sharing arrangements segment includes the provision of IMAX theater projection system equipment to an exhibitor in exchange for a share of the box-office and concession revenues. The film production and IMAX DMR segment includes the production of films and the performance of film re-mastering services. The film distribution segment includes the distribution of films for which the Company has distribution rights. The film post-production segment provides film post-production and film print services. The Company refers to all theaters using the IMAX theater system as “IMAX theaters”. The other segment includes certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2015 Form 10-K.

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

Transactions among the other segments are not significant.

	Three Months
	Ended March 31,
	2016	2015
Revenue(1)
IMAX theater systems
IMAX systems	$21,860	$12,114
Theater system maintenance	9,826	8,850
Joint revenue sharing arrangements	23,386	15,868

	55,072	36,832

Films
Production and IMAX DMR	29,805	17,676
Distribution	363	1,388
Post-production	2,407	2,890

	32,575	21,954

Other	4,481	3,425

Total	$92,128	$62,211

Gross margin
IMAX theater systems
IMAX systems(2)	$7,834	$8,185
Theater system maintenance	3,439	3,281
Joint revenue sharing arrangements(2)	17,992	10,617

	29,265	22,083

Films
Production and IMAX DMR(2)	22,823	13,225
Distribution(2)	(679)	135
Post-production	1,249	578

	23,393	13,938

Other	(482)	(40)

Total	$52,176	$35,981

(1)	The Company’s largest customer represented 16.0% of total revenues for the three months ended March 31, 2016 (2015 —17.1%).
(2)	IMAX systems include marketing and commission costs of $0.5 million for the three months ended March 31, 2016 (2015 — $0.3 million). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $0.1 million for the three months ended March 31, 2016 (2015 — $0.1 million). Production and DMR segment margins include marketing costs of $2.3 million for the three months ended March 31, 2016 (2015 — $1.3 million). Distribution segment margins include marketing expense of $0.7 million for the three months ended March 31, 2016 (2015 — recovery of $0.1 million).

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Three Months
	Ended March 31,
	2016	2015
Revenue
United States	$35,544	$25,491
Canada	7,077	1,883
Greater China	24,939	17,796
Western Europe	11,486	5,166
Asia (excluding Greater China)	5,559	5,776
Latin America	3,527	2,435
Russia & the CIS	1,692	1,941
Rest of the World	2,304	1,723

Total	$92,128	$62,211

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) classifications comprises more than 10% of the total revenue.

14. Employee’s Pension and Postretirement Benefits

(a)	Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan (the “SERP”) covering Richard L. Gelfond, CEO of the Company.

The following table provides disclosure of the pension obligation for the SERP:

	As at	As at
	March 31,	December 31,
	2016	2015
Projected benefit obligation:
Obligation, beginning of year	$19,478	$19,405
Interest cost	65	253
Actuarial gain	—	(180)

Obligation, end of year and unfunded status	$19,543	$19,478

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended
	March 31,
	2016	2015
Interest cost	$65	$63

Pension expense	$65	$63

No contributions are expected to be made for the SERP during the remainder of 2016. The Company expects interest costs of $0.2 million to be recognized as a component of net periodic benefit cost during the remainder of 2016.

The accumulated benefit obligation for the SERP was $19.5 million at March 31, 2016 (December 31, 2015 — $19.5 million).

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2016 (nine months remaining)	$—
2017	19,871
2018	—
2019	—
2020	—
Thereafter	—

$19,871

(b)	Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three months ended March 31, 2016, the Company contributed and expensed an aggregate of $0.4 million (2015 — $0.3 million) to its Canadian defined contribution plan and an aggregate of $0.2 million (2015 — $0.1 million) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits - Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at March 31, 2016 is $0.8 million (December 31, 2015 — $0.8 million). The Company has expensed less than $0.1 million for the three months ended March 31, 2016 (2015 — less than $0.1 million).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2016 (nine months remaining)	$34
2017	54
2018	60
2019	66
2020	33
Thereafter	524

Total	$771

(d)	Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees upon meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. The postretirement benefits obligation as at March 31, 2016 is $1.9 million (December 31, 2015 — $1.8 million). The Company has expensed less than $0.1 million for the three months ended March 31, 2016 (2015 — less than $0.1 million).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2016 (nine months remaining)	$97
2017	101
2018	109
2019	116
2020	118
Thereafter	1,350

Total	$1,891

15. Financial Instruments

(a)	Financial Instruments

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

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at March 31, 2016		As at December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$259,752	$259,752	$317,449	$317,449
Net financed sales receivable	$109,744	$112,892	$106,286	$108,184
Net investment in sales-type leases	$9,905	$10,264	$10,945	$11,154
Available-for-sale investment	$1,000	$1,003	$1,000	$997
Foreign exchange contracts — designated forwards	$(939)	$(939)	$(4,423)	$(4,423)
Borrowings under the Playa Vista Loan	$(29,167)	$(29,167)	$(29,667)	$(29,667)

Cash and cash equivalents are comprised of cash and interest-bearing investments with original maturity dates of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value (Level 1 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2016 and December 31, 2015, respectively.

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2016 and December 31, 2015, respectively.

The fair value of the Company’s available-for-sale investment is determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2016 and December 31, 2015, respectively.

The fair value of foreign currency derivatives is determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2016 and December 31, 2015, respectively. These identical instruments are traded on a closed exchange.

The carrying value of borrowings under the Playa Vista Loan approximates fair value as the interest rates offered under the Playa Vista Loan are close to March 31, 2016 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2016.

There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2016 or 2015. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

There were no transfers in or out of the Company’s level 3 assets during the three months ended March 31, 2016.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at March 31, 2016			As at December 31, 2015
	Minimum	Financed		Minimum	Financed
	Lease	Sales		Lease	Sales
	Payments	Receivables	Total	Payments	Receivables	Total
In good standing	$9,208	$108,784	$117,992	$10,252	$105,352	$115,604
Pre-approved transactions	—	858	858	—	757	757
Transactions suspended	1,369	745	2,114	1,365	745	2,110

	$10,577	$110,387	$120,964	$11,617	$106,854	$118,471

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at March 31, 2016		As at December 31, 2015
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance
Net investment in leases	$1,369	$(672)	$1,365	$(672)
Net financed sales receivables	745	(643)	745	(568)

Total	$2,114	$(1,315)	$2,110	$(1,240)

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

The Company’s aged financing receivables are as follows:

	As at March 31, 2016
					Related			Recorded
	Accrued			Billed	Unbilled	Total		Investment
	and			Financing	Recorded	Recorded	Related	Net of
	Current	30-89 Days	90+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$166	$62	$748	$976	$9,601	$10,577	$(672)	$9,905
Net financed sales receivables	1,858	633	2,650	5,141	105,246	110,387	(643)	109,744

Total	$2,024	$695	$3,398	$6,117	$114,847	$120,964	$(1,315)	$119,649

	As at December 31, 2015
					Related			Recorded
	Accrued			Billed	Unbilled	Total		Investment
	and			Financing	Recorded	Recorded	Related	Net of
	Current	30-89 Days	90+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$840	$177	$446	$1,463	$10,154	$11,617	$(672)	$10,945
Net financed sales receivables	908	1,013	1,177	3,098	103,756	106,854	(568)	106,286

Total	$1,748	$1,190	$1,623	$4,561	$113,910	$118,471	$(1,240)	$117,231

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at March 31, 2016
					Related		Recorded
	Accrued			Billed	Unbilled		Investment
	and			Financing	Recorded	Related	Past Due
	Current	30-89 Days	90+ Days	Receivables	Investment	Allowance	and Accruing
Net investment in leases	$56	$148	$773	$977	$1,110	$—	$2,087
Net financed sales receivables	71	165	2,093	2,329	10,130	—	12,459

Total	$127	$313	$2,866	$3,306	$11,240	$—	$14,546

	As at December 31, 2015
					Related		Recorded
	Accrued			Billed	Unbilled		Investment
	and			Financing	Recorded	Related	Past Due
	Current	30-89 Days	90+ Days	Receivables	Investment	Allowance	and Accruing
Net investment in leases	$41	$47	$205	$293	$1,076	$—	$1,369
Net financed sales receivables	129	224	839	1,192	10,795	—	11,987

Total	$170	$271	$1,044	$1,485	$11,871	$—	$13,356

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

	Impaired Financing Receivables
	For the Three Months Ended March 31, 2016
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$748	$414	$(643)	$748	$—
Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:

Net financed sales receivables	$748	$414	$(643)	$748	$—

	Impaired Financing Receivables
	For the Three Months Ended March 31, 2015
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$525	$36	$(494)	$525	$—
Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:

Net financed sales receivables	$525	$36	$(494)	$525	$—

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables are as follows:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Net Investment	Net Financed	Net Investment	Net Financed
	in Leases	Sales Receivables	in Leases	Sales Receivables
Allowance for credit losses:
Beginning balance	$672	$568	$972	$494
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision	—	75	—	—

Ending balance	$672	$643	$972	$494

Ending balance: individually evaluated for impairment	$672	$643	$972	$494

Financing receivables:
Ending balance: individually evaluated for impairment	$10,577	$110,387	$10,744	$95,950

(d)	Foreign Exchange Risk Management

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

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at March 31, 2016 (the “Foreign Currency Hedges”), with settlement dates throughout 2016 and 2017. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statement of operations. The Company currently does not hold any derivatives which are not designated as hedging instruments and therefore no gain or loss pertaining to an ineffective portion has been recognized.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value of foreign exchange contracts:

	March 31,	December 31,
	2016	2015
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$34,016	$30,710

Fair value of derivatives in foreign exchange contracts:

		March 31,	December 31,
	Balance Sheet Location	2016	2015
Derivatives designated as hedging instruments:
	Other assets	$843	$—
Foreign exchange contracts — Forwards	Accrued and other liabilities	(1,782)	(4,423)

		$(939)	$(4,423)

Derivatives in Foreign Currency Hedging relationships for the three months ended March 31:

		2016	2015
Foreign exchange contracts — Forwards	Derivative Gain (Loss) Recognized in OCI (Effective Portion)	$2,207	$(3,026)

	Location of Derivative Loss
	Reclassified from AOCI
	into Income (Effective Portion)	2016	2015
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$(1,277)	$(635)

The Company’s estimated net amount of the existing gains as at March 31, 2016 is $1.8 million, which is expected to be reclassified to earnings within the next twelve months

(e)	Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 or FASB ASC 320, as appropriate. As at March 31, 2016, the equity method of accounting is being utilized for an investment with a total carrying value of $0.5 million (December 31, 2015 — $1.0 million). For the three months ended March 31, 2016, gross revenues, cost of revenue and net loss for the Company’s investments were $0.4 million, $2.2 million and $1.8 million, respectively (2015 — $nil, $1.7 million and $1.7 million, respectively). The Company has determined it is not the primary beneficiary of this VIE, and therefore this entity has not been consolidated. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under the FASB ASC 320 and is recorded at a fair value of $nil at March 31, 2016 (December 31, 2015 — $nil). This investment was classified as an available-for-sale investment. Furthermore, the Company has an investment of $1.0 million (December 31, 2015 — $1.0 million) in the shares of an exchange traded fund. This investment is also classified as an available-for-sale investment. The Company has an investment of $2.5 million in the preferred shares of an enterprise which meet the criteria for classification as an equity security under FASB ASC 325. As at March 31, 2016, the carrying value of the Company’s investment in preferred shares is $0.2 million (December 31, 2015 — $0.2 million). The total carrying value of investments in new business ventures at March 31, 2016 is $1.7 million (December 31, 2015 — $2.2 million) and is recorded in Other assets.

16. Non-Controlling Interests

(a)	IMAX China Non-Controlling Interest

On April 8, 2014, the Company announced sale and issuance of 20% of the shares of IMAX China to entities owned and controlled by CMC Capital Partners (“CMC”), an investment fund that is focused on media and entertainment, and FountainVest Partners (“FountainVest”), a China-focused private equity firm. The sale price for the interest was $80.0 million, and was paid by the investors in two equal installments on April 8, 2014 and February 10, 2015.

On October 8, 2015, IMAX China completed an initial public offering of its ordinary shares on the Main Board of the Hong Kong Stock Exchange Limited (the “IMAX China IPO”). Following the IMAX China IPO, the Company continues to indirectly own approximately 68.5% of IMAX China, which remains a consolidated subsidiary of the Company.

The following summarizes the movement of the non-controlling interest in shareholders’ equity, in the Company’s subsidiary for the three months ended March 31, 2016:

Balance as at December 31, 2015	$49,959
Net income	2,694
Other comprehensive loss	(699)

Balance as at March 31, 2016	$51,954

(b)	Other Non-Controlling Interest

In 2014, the Company announced the creation of the Film Fund to co-finance a portfolio of 10 original large-format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company, which will contribute $9.0 million to the Film Fund over five years starting in 2014, anticipates the Film Fund will be self-perpetuating, with a portion of box office proceeds reinvested into the Film Fund to generate a continuous, steady flow of high-quality documentary content. To date, the Film Fund invested $7.7 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

Balance as at December 31, 2015	$3,307
Net loss	(44)

Balance as at March 31, 2016	$3,263

17. Prior Period’s Figures

Certain of the prior period’s figures have been reclassified to conform to the current period’s presentation.

IMAX CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters”. IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as such, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. There were 1,066 IMAX theater systems (952 commercial multiplexes, 17 commercial destinations, 97 institutional) operating in 68 countries as of March 31, 2016. This compares to 943 theater systems (820 commercial multiplexes, 18 commercial destinations, 105 institutional) operating in 63 countries as of March 31, 2015.

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

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. Accordingly, one of the Company’s key initiatives has been the development of its next-generation laser-based digital projection system, which it began rolling out at the end of 2014. In order to develop the laser-based digital projection system, the Company obtained exclusive rights to certain laser projection technology and other technology with applicability in the digital cinema field from Eastman Kodak Company (“Kodak”) in 2011 and entered a co-development arrangement with Barco N.V. (“Barco”) to co-develop a laser-based digital projection system that incorporates Kodak technology in 2012. Furthermore, in 2014, the Company announced an agreement with Necsel IP, Inc. (“Necsel”) to be the exclusive worldwide provider of specified lasers for IMAX’s laser-based digital projection systems in exchange for preferred pricing and supply terms. The Company believes that these arrangements with Kodak, Barco and Necsel have enabled IMAX laser-based projectors to present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The laser projection solution is the first IMAX digital projection system capable of illuminating the largest screens in its network. As at March 31, 2016, 26 laser-based digital systems were operational.

The Company is also undertaking new lines of business, with a focus on in-home entertainment, alternative forms of in-cinema entertainment and other location-based entertainment experiences. In 2013, the Company announced new home theater initiatives, including a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater system. To date, the Company has signed agreements for more than 130 premium home theater systems. Beyond its premium home theater, the Company is also developing other components of broader home entertainment platform designed to allow consumers to experience elements of The IMAX Experience® in their homes.

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

IMAX Theater Systems: IMAX Systems (Sales and Sales-type Leases), Joint Revenue Sharing Arrangements and Theater System Maintenance

One of the Company’s principal businesses is the design, manufacture and delivery of premium theater systems (“IMAX theater systems”). The theater system equipment components (including the projection system, sound system, screen system and, if applicable, 3D glasses cleaning machine), theater design support, supervision of installation, projectionist training and the use of the IMAX brand are all elements of what the Company considers the system deliverable. The IMAX theater systems are based on proprietary and patented technology developed over the course of the Company’s 49-year history. The Company provides IMAX theater systems to customers through sales, long-term leases or under joint revenue sharing arrangements. The Company’s customers who purchase, lease or otherwise acquire the IMAX theater systems through joint revenue sharing arrangements are theater exhibitors that operate commercial theaters (particularly multiplexes), museums, science centers, or destination entertainment sites. The Company generally does not own IMAX theaters, but licenses the use of its trademarks along with the sale, lease or contribution of the IMAX theater system.

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

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network, which has grown by approximately 441% since the beginning of 2008. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box-office. The Company funds its joint revenue sharing arrangements through cash flows from operations. As at March 31, 2016, the Company had 534 theaters in operation under joint revenue sharing arrangements, a 16.8% increase as compared to the 457 joint revenue sharing arrangements open as at March 31, 2015. The Company also had contracts in backlog for an additional 214 theaters under joint revenue sharing arrangements as at March 31, 2016.

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

Other Theater Revenues

The Company derives a small portion of its revenues from other sources. As at March 31, 2016, the Company had three owned and operated IMAX theaters (December 31, 2015 — three owned and operated theaters). In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to two other theaters. The Company also rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers. Additionally, the Company generates revenues from the sale of after-market parts and 3D glasses.

Revenue from theater system arrangements is recognized at a different time from when cash is collected. See “Critical Accounting Policies” in Item 1 of the Company’s Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) for further discussion on the Company’s revenue recognition policies.

IMAX Theater Network

The following table outlines the breakdown of the theater network by type and geographic location as at March 31:

	2016 Theater Network Base				2015 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	344	5	45	394	330	5	49	384
Canada	37	2	7	46	36	2	8	46
Greater China(1)	295	—	17	312	220	—	19	239
Asia (excluding Greater China)	81	3	5	89	69	3	6	78
Western Europe	70	6	10	86	58	7	10	75
Russia & the CIS	48	—	—	48	45	—	—	45
Latin America(2)	37	—	11	48	33	—	11	44
Rest of the World	40	1	2	43	29	1	2	32

Total	952	17	97	1,066	820	18	105	943

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

As of March 31, 2016, 41.3% of IMAX systems in operation were located in the United States and Canada compared to 45.6% as at March 31, 2015.

To minimize the Company’s credit risk, the Company retains title to the underlying theater systems under lease arrangements, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

The Company currently believes that over time its commercial multiplex theater network could grow to approximately 2,450 IMAX theaters worldwide from 952 commercial multiplex IMAX theaters operating as March 31, 2016. While the Company continues to grow in the United States and Canada, it believes that the majority of its future growth will come from international markets. As at March 31, 2016, 58.7% of IMAX theater systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 54.4% as at March 31, 2015. Revenues and gross box-office derived from outside the United States and Canada continues to exceed revenues and gross box-office from the United States and Canada. Risks associated with the Company’s international business are outlined in Risk Factors – “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2015 Form 10-K.

Greater China continues to be the Company’s second-largest and fastest-growing market. The Company’s Greater China operations have accounted for an increasingly significant portion of its overall revenues, with nearly 27% of overall revenues generated from the Company’s China operations in the first quarter. As at March 31, 2016, the Company had 312 theaters operating in Greater China with an additional 227 theaters in backlog that are scheduled to be installed in Greater China by 2021. The Company’s backlog in Greater China represents 58.5% of the Company’s current backlog. The Company continues to invest in joint revenue sharing arrangements with select partners to ensure ongoing revenue in this key market. The Company’s largest single international partnership is in China with Wanda Cinema Line Corporation (“Wanda”). Wanda’s total commitment to the Company is for 210 theater systems, of which 195 theater systems are under the parties’ joint revenue sharing arrangement. Furthermore, the Company has a partnership with CJ CGV Holdings, Ltd., for a commitment of 120 theater systems, of which 100 theater systems will be located in China. See Risk Factors – “The Company faces risks in connection with the continued expansion of its business in China” in Item 1A of the Company’s 2015 Form 10-K.

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

In addition, on October 8, 2015, IMAX China completed an initial public offering of its ordinary shares on the Main Board of the Hong Kong Stock Exchange Limited (the “IMAX China IPO”). Following the IMAX China IPO, the Company continues to indirectly own approximately 68.5% of IMAX China, which remains a consolidated subsidiary of the Company.

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at March 31:

	2016			2015
	IMAX Commercial Multiplex Theater Network			IMAX Commercial Multiplex Theater Network
	JRSA	Sale / Sales- type lease	Total	JRSA	Sale / Sales- type lease	Total
Domestic Total (United States & Canada)	261	120	381	253	113	366

International:
Greater China	180	115	295	130	90	220
Asia (excluding Greater China)	43	38	81	36	33	69
Western Europe	40	30	70	33	25	58
Russia & the CIS	—	48	48	—	45	45
Latin America	—	37	37	—	33	33
Rest of the World	10	30	40	5	24	29

International Total	273	298	571	204	250	454

Worldwide Total	534	418	952	457	363	820

As at March 31, 2016, 261 (2015 — 253) of the 534 (2015 — 457) theaters under joint revenue sharing arrangements in operation, or 48.9% (2015 — 55.4%) were located in the United States and Canada, with the remaining 273 (2015 — 204) or 51.1% (2015 — 44.6%) of arrangements being located in international markets. The Company continues to seek to expand its network of theaters under joint revenue sharing arrangements, particularly in select international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	March 31, 2016			March 31, 2015
	Number of		Dollar Value	Number of		Dollar Value
	Systems		(in thousands)	Systems		(in thousands)
Sales and sales-type lease arrangements	174		$225,225	180		$233,631
Joint revenue sharing arrangements	214		66,026	223		46,165

	388	(1)(2)	$291,251	403	(1)(3)	$279,796

(1)	Includes 21 laser-based digital theater system configurations (2015 – 69), including upgrades. The Company continues to develop and roll out its laser-based digital projection system. See “Research and Development” in Item 2 of this Part I for additional information.
(2)	Includes six upgrades to a digital theater system, in existing IMAX theater locations (one xenon configuration and five laser configurations).
(3)	Includes 25 upgrades to a digital theater system, in existing IMAX theater locations (two xenon configurations and 23 laser configurations, of which five are under joint revenue sharing arrangements).

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

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at March 31:

	2016			2015
	IMAX Theater Backlog			IMAX Theater Backlog
	JRSA	Sale / Lease	Total	JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	22	15	37	29	26	55

International:
Greater China	155	72	227	161	58	219
Asia (excluding Greater China)	22	22	44	16	22	38
Western Europe	9	4	13	11	10	21
Russia & the CIS	—	23	23	—	26	26
Latin America	—	20	20	—	25	25
Rest of the World	6	18	24	6	13	19

International Total	192	159	351	194	154	348

Worldwide Total	214	174	388	223	180	403

Approximately 90.5% of IMAX theater system arrangements in backlog as at March 31, 2016 are scheduled to be installed in international markets (2015 – 86.4%).

The following reflects the Company’s signings and installations:

	For the Three Months Ended
	March 31,
	2016		2015
Theater System Signings:
Full new sales and sales-type lease arrangements	28		12
New joint revenue sharing arrangements	7		8

Total new theaters	35		20
Upgrades of IMAX theater systems	1	(1)	1	(2)

Total theater signings	36		21

	For the Three Months Ended
	March 31,
	2016		2015
Theater System Installations:
Full new sales and sales-type lease arrangements	5		5
New joint revenue sharing arrangements	5		6

Total new theaters	10		11
Upgrades of IMAX theater systems	9	(3)(4)	2	(3)(4)

Total theater installations	19		13

(1)	Includes one signing for the installation of an upgrade to a laser-based digital system under sales and sales-type lease arrangements in existing theater locations.
(2)	Includes one signing for the installation of an upgrade to a xenon-based digital system under a sales and sales-type lease arrangement.
(3)	Includes eight installations of an upgrade to a laser-based digital system under sales and sales-type lease arrangements (2015 – one laser-based digital system under a sales and sales-type lease arrangement).
(4)	Includes one installation of an upgrade to a xenon-based digital system under a sale arrangement (2015 – one under a short-term operating lease arrangement).

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

IMAX films benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting selected scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by shooting the film in a larger aspect ratio. Certain films also enjoy early release windows in IMAX, including Everest: An IMAX 3D Experience and The Walk: The IMAX Experience, which were released one week early in IMAX theaters in September 2015. Several recent films have featured select sequences shot with IMAX cameras including Batman v Superman: Dawn of Justice: An IMAX 3D Experience, released in March 2016; Star Wars: The Force Awakens: An IMAX 3D Experience, released in December 2015; Interstellar: The IMAX Experience, released in November 2014; and Transformers Age of Extinction: An IMAX 3D Experience, released in June 2014. Several upcoming films, including Captain America: Civil War: An IMAX 3D Experience will contain certain sequences shot using the IMAX cameras. In addition, Marvel’s Avengers: Infinity War — Part 1: An IMAX 3D Experience and Avengers: Infinity War — Part 2: An IMAX 3D Experience are expected to be shot in their entireties using the IMAX camera, which is the first time a full feature length movie will be filmed with the IMAX cameras. In addition, several recent movies, including Tomorrowland: The IMAX Experience, released in May 2015, and Guardians of the Galaxy: An IMAX 3D Experience, released in August 2014 have featured footage taking advantage of the larger projected IMAX aspect ratio.

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

The Company believes that the growth in international box-office is an important driver of future growth for the Company. During three months ended March 31, 2016, 59.3% of the Company’s gross box-office from IMAX DMR films was generated in international markets, as compared to 64.3% in the three months ended March 31, 2015. To support growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets. During 2015, the Company released eleven local language IMAX DMR films, including eight in China and three in Japan. The Company released one local language IMAX DMR film during the three months ended March 31, 2016 and expects to announce additional local language IMAX DMR films to be released to the IMAX network in the remainder of 2016 and beyond.

In addition to the 11 IMAX DMR films released to the IMAX theater network during the first three months of 2016, 17 additional IMAX DMR films have been announced so far to be released in the remaining nine months of 2016:

•	The Crew: An IMAX 3D Experience (Russia-1 Channel, April 2016, Russia only);

•	The Jungle Book: An IMAX 3D Experience (Walt Disney Studios, April 2016);

•	Captain America: Civil War: An IMAX 3D Experience (Walt Disney Studios, May 2016);

•	X-Men: Apocalypse: An IMAX 3D Experience (20th Century Fox, May 2016);

•	Alice in Wonderland: Through the Looking Glass: An IMAX 3D Experience (Walt Disney Studios, May 2016);

•	Warcraft: An IMAX 3D Experience (Universal Studios, June 2016);

•	Finding Dory: An IMAX 3D Experience (Walt Disney Studios, June 2016);

•	Independence Day: Resurgence: An IMAX 3D Experience (20th Century Fox, June 2016);

•	The Legend of Tarzan: An IMAX 3D Experience (Warner Bros. Pictures, July 2016);

•	Ghostbusters: An IMAX 3D Experience (Sony Pictures, July 2016);

•	Star Trek Beyond: An IMAX 3D Experience (Paramount Pictures, July 2016);

•	Suicide Squad: An IMAX 3D Experience (Warner Bros. Pictures, August 2016);

•	Deepwater Horizon: The IMAX Experience (Lionsgate Entertainment, September 2016);

•	The Duelist: The IMAX Experience (Non-Stop Production LLC, October 2016, Russia only);

•	Doctor Strange: An IMAX 3D Experience (Walt Disney Studios, November 2016);

•	Fantastic Beasts and Where to Find Them: An IMAX 3D Experience (Warner Bros. Pictures, November 2016); and

•	Rogue One: A Star Wars Story: An IMAX 3D Experience (Walt Disney Studios, December 2016).

In addition, the Company will be releasing an IMAX original production, A Beautiful Planet, on April 29, 2016 and a documentary film, Voyage of Time, on October 7, 2016.

To date, the Company has announced the following 9 titles to be released in 2017 to the IMAX theater network:

•	Attraction: An IMAX 3D Experience (Art Pictures Studio, January 2017, Russia only);

•	The Maze Runner: The Death Cure: The IMAX Experience (20th Century Fox, February 2017);

•	Wolverine: The IMAX Experience (20th Century Fox, March 2017);

•	Kong: Skull Island: An IMAX 3D Experience (Warner Bros. Pictures, March 2017);

•	Guardians of the Galaxy Vol. 2: An IMAX 3D Experience (Walt Disney Studios, May 2017);

•	Pirates of the Caribbean: Dead Men Tell No Tales: An IMAX 3D Experience (Walt Disney Studios, May 2017);

•	Spider-Man: An IMAX 3D Experience (Sony Pictures, July 2017);

•	Thor: Ragnarok: An IMAX 3D Experience (Walt Disney Studios, November 2017);

•	Star Wars: Episode VIII: An IMAX 3D Experience (Walt Disney Studios, December 2017);

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate, and anticipates that a similar number of IMAX DMR films will be released to the IMAX network in 2016 to the 44 films that were released to the IMAX network in 2015.

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

In 2014, the Company announced the creation of the IMAX Original Film Fund (the “Film Fund”) to co-finance a portfolio of 10 original large format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company, which will contribute $9.0 million to the Film Fund over five years starting in 2014, anticipates the Film Fund will be self-perpetuating, with a portion of box office proceeds reinvested into the Film Fund to generate a continuous flow of high-quality documentary content. To date, the Film Fund invested $7.7 million toward the development of original films.

Furthermore, in 2015, the Company announced the creation of the IMAX China Film Fund (the “China Film Fund”) with its subsidiary IMAX China and its partner CMC to help fund Mandarin language commercial films. The China Film Fund, which is expected initially to be capitalized with $50.0 million, will target productions that can leverage the Company’s brand, relationships, technology and release windows in China.

IMAX Post/DKP Inc. (formerly David Keighley Productions 70MM Inc.), a wholly-owned subsidiary of the Company, provides film post-production and quality control services for large-format films (whether produced internally or externally), and digital post-production services.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company prepares its condensed consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to selling prices associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectability of accounts receivable, financing receivables and net investment in leases; write-downs for inventory obsolescence; ultimate revenues for film assets; impairment provisions for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post retirement assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the condensed consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in Item 7 of the Company’s 2015 Form 10-K.

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

The Company’s Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations has been organized by the Company into two primary reporting groups – IMAX Theater Systems and Film. Each of the Company’s reportable segments, as identified above, has been classified into one of these broader reporting groups for purposes of MD&A discussion. The Company believes that this approach is consistent with management’s view of the business and is not expected to have an impact on the readers’ ability to understand the Company’s business. Management believes that a discussion and analysis based on its reporting groups is significantly more relevant as the Company’s condensed consolidated statements of operations captions combine results from several segments.

Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015

The Company reported net income of $12.2 million or $0.18 per basic share and $0.17 per diluted share for the first quarter of 2016 as compared to net income of $1.5 million or $0.02 per basic and diluted share for the first quarter of 2015. Net income for the first quarter of 2016 includes an $8.5 million charge or $0.12 per diluted share (2015 — $5.6 million or $0.08 per diluted share) for stock-based compensation. Adjusted net income, which consists of net income excluding the impact of stock-based compensation and the related tax impact, was $18.3 million or $0.26 per diluted share for the first quarter of 2016 as compared to adjusted net income of $6.1 million or $0.09 per diluted share for the first quarter of 2015. Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation and the related tax impact, was $15.5 million or $0.22 per diluted share for the first quarter of 2016 as compared to adjusted net income attributable to common shareholders of $5.0 million or $0.07 per diluted share for the first quarter of 2015. A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$12,177	$0.17	$1,485	$0.02	(1)
Adjustments:
Stock-based compensation	8,538	0.12	5,575	0.08
Tax impact on items listed above	(2,440)	(0.03)	(962)	(0.01)

Adjusted net income	18,275	0.26	6,098	0.09	(1)
Net income attributable to non-controlling interests	(2,650)	(0.04)	(1,094)	(0.02)
Stock-based compensation (net of tax) attributable to non-controlling interests	(125)	—	—	—

Adjusted net income attributable to common shareholders	$15,500	$0.22	$5,004	$0.07	(1)

Weighted average diluted shares outstanding		70,120		70,676

(1)	Includes impact $0.2 million of accretion charges associated with redeemable Class C shares of IMAX China.

The following table sets forth the breakdown of revenue and gross margin by category for the three months ended March 31:

(In thousands of U.S. dollars)	Revenue		Gross Margin
	2016	2015	2016	2015
IMAX Theater Systems
IMAX Systems
Sales and sales-type leases(1)	$17,998	$8,616	$4,319	$4,907
Ongoing rent, fees, and finance income(2)	3,862	3,498	3,515	3,278
Other	4,481	3,425	(482)	(40)

	26,341	15,539	7,352	8,145

Theater System Maintenance	9,826	8,850	3,439	3,281

Joint Revenue Sharing Arrangements	23,386	15,868	17,992	10,617

Film
Production and IMAX DMR	29,805	17,676	22,823	13,225
Film distribution and post-production	2,770	4,278	570	713

	32,575	21,954	23,393	13,938

	$92,128	$62,211	$52,176	$35,981

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the first quarter of 2016 increased 48.1% to $92.1 million from $62.2 million in 2015, primarily due to an increase in revenues from the Company’s IMAX systems, joint revenue sharing arrangements and film segments. The gross margin across all segments in the first quarter of 2016 was $52.2 million, or 56.6% of total revenue, compared to $36.0 million, or 57.8% of total revenue in the first quarter of 2015. Impacting the gross margin in 2016 was the installation of nine digital upgrades under sales or sales-type lease arrangements which had lower margins. Gross margin, excluding the impact of these digital upgrades, was 63.4% of total revenue in the first quarter of 2016 as compared to 58.6% in the first quarter of 2015.

IMAX Systems

IMAX systems revenue increased 69.5% to $26.3 million in the first quarter of 2016 as compared to $15.5 million in first quarter of 2015, resulting primarily from the installation of 14 theater systems under sales or sales-type lease arrangements in the first quarter of 2016 versus six theater systems in the prior-year period.

Revenue from sales and sales-type leases increased 108.9% to $18.0 million in the first quarter of 2016 from $8.6 million in the first quarter of 2015. The Company recognized revenue on five full, new theater systems which qualified as either sales or sales-type leases in the first quarter of 2016, with a total value of $5.8 million, versus five full, new theater systems in the first quarter of 2015 with a total value of $6.3 million. The Company also recognized revenue on the installation of eight laser-based digital upgrades and one xenon-based digital upgrade in the first quarter of 2016, with a total value of $12.1 million, as compared to one laser-based digital upgrade in the first quarter of 2015, with a total value of $1.9 million. Digital upgrades typically have lower sales prices and gross margin than full theater system installations.

Average revenue per full, new sales and sales-type lease systems was $1.2 million for the three months ended March 31, 2016, as compared to $1.3 million for the three months ended March 31, 2015. The average revenue per full, new sales and sales-type lease systems varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors. Average revenue per digital upgrade was $1.3 million for the three months ended March 31, 2016, as compared to $1.9 million for the three months ended March 31, 2015.

The installation of theater systems in newly-built theaters or multiplexes, which make up a large portion of the Company’s theater system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangements (see discussion below) installations by theater system configuration is outlined in the table below:

	Three Months Ended March 31,
	2016		2015
New IMAX digital theater systems - installed and recognized
Sales and sales-types lease arrangements	5		5
Joint revenue sharing arrangements	5		6

Total new theater systems	10		11

IMAX digital theater system upgrades - installed and recognized
Sales and sales-types lease arrangements	9	(1)	1	(1)
Short-term operating lease arrangements	—		1

Total upgraded theater systems	9		2

Total theater systems installed	19		13

(1)	Includes eight laser-based digital system configurations, which were upgraded from xenon-based digital system configurations (2015 – one).

IMAX theater system margin from full, new sales and sales-type lease systems was 68.2% in the first quarter of 2016 which was higher than the 65.5% experienced in the first quarter of 2015. Gross margin from digital upgrades was $1.4 million in the first quarter of 2016, as compared to $0.6 million in the first quarter of 2015. In addition, in the first quarter of 2016, the Company recorded a charge of $0.2 million upon the upgrade of xenon-based digital systems under operating lease arrangements to laser-based digital systems under sales arrangements in IMAX Systems margin as compared to $nil in the prior year period. Gross margin varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location and other various factors.

Ongoing rent revenue and finance income increased to $3.9 million in the first quarter of 2016 compared to $3.5 million in the first quarter of 2015. Gross margin for ongoing rent and finance income increased to $3.5 million in the first quarter of 2016 compared to $3.3 million in the first quarter of 2015. Contingent fees included in this caption amounted to $1.0 million and $0.4 million in the three months ended March 31, 2016 and 2015, respectively.

Other revenue increased to $4.5 million in the first quarter of 2016 as compared to $3.4 million in 2015. Other revenue primarily includes revenue generated from the Company’s theater operations, camera rental business and after-market sales of projection system parts and 3D glasses. The growth in revenue is primarily the result of an increase in revenue from 3D glasses and higher box office generated by the films exhibited in the IMAX owned and operated theaters during 2016 as compared to the prior year period.

The gross margin recognized from other revenue was a loss of to $0.5 million in the first quarter of 2016 as compared to a loss of less than $0.1 million in the first quarter of 2015, primarily driven by lower margins from the Company’s after-market sales in the current period versus the prior year comparative period.

Theater System Maintenance

Theater system maintenance revenue increased 11.0% to $9.8 million in the first quarter of 2016 from $8.9 million in the first quarter of 2015. Theater system maintenance gross margin increased to $3.4 million in the first quarter of 2016 from $3.3 million in the first quarter of 2015. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenues from joint revenue sharing arrangements increased 47.4% to $23.4 million in the first quarter of 2016 from $15.9 million in the first quarter of 2015. The Company ended the year with 534 theaters operating under joint revenue sharing arrangements, as compared to 457 theaters at the end of the first quarter of 2015, an increase of 16.8%. The increase in revenues from joint revenue sharing arrangements was largely due to stronger film performance and the greater number of theaters under joint revenue sharing arrangements in operation as compared to the prior year period. During the first quarter of 2016, the Company installed five full, new theaters under joint revenue sharing arrangements, as compared to six full new theaters during the first quarter of 2015.

The gross margin from joint revenue sharing arrangements was $18.0 million in the first quarter of 2016 as compared to $10.6 million in the first quarter of 2015. Included in the calculation of the first quarter of 2016 gross margin were certain advertising, marketing and commission costs primarily associated with new theater launches of $0.1 million, which was consistent with the first quarter of 2015.

Film

Revenue from the Company’s film segments increased to $32.6 million in the first quarter of 2016 from $22.0 million in the first quarter of 2015 primarily due to stronger film performance and continued network growth. Gross box-office generated by IMAX DMR films increased 64.2% to $272.0 million in the first quarter of 2016 from $165.6 million in the first quarter of 2015. Film production and IMAX DMR revenues increased 68.6% to $29.8 million in the first quarter of 2016 from $17.7 million in the first quarter of 2015. Gross box-office per screen for the first quarter of 2016 averaged $284,400, in comparison to $202,900 in the first quarter of 2015. In the first quarter of 2016, gross box-office was generated primarily by the exhibition of 17 films (11 new and 6 carryovers), as compared to 22 films (13 new and 9 carryovers) exhibited in the first quarter of 2015:

Three Months Ended March 31, 2016 - Films Exhibited	Three Months Ended March 31, 2015 - Films Exhibited

Interstellar: The IMAX Experience	Teenage Mutant Ninja Turtles: An IMAX 3D Experience

Mad Max: Fury Road: An IMAX 3D Experience	Fury: The IMAX Experience

The Walk: The IMAX Experience	Interstellar: The IMAX Experience

The Martian: An IMAX 3D Experience	Big Hero 6: An IMAX 3D Experience

Mojin: The Lost Legend (aka “The Ghouls”): An IMAX 3D Experience	Penguins of Madagascar: An IMAX 3D Experience

Star Wars: The Force Awakens: An IMAX 3D Experience	Exodus: Gods and Kings: An IMAX 3D Experience

The Revenant: The IMAX Experience	The Hobbit: The Battle of the Five Armies: An IMAX 3D Experience

The Finest Hours: An IMAX 3D Experience	Gone with the Bullets: An IMAX 3D Experience

Kung Fu Panda 3: An IMAX 3D Experience	Seventh Son: An IMAX 3D Experience

The Monkey King 2: An IMAX 3D Experience	Night at the Museum: Secret of the Tomb: An IMAX 3D Experience

Crouching Tiger, Hidden Dragon: Sword of Destiny: An IMAX 3D Experience	Taken 3: The IMAX Experience

Deadpool: The IMAX Experience	American Sniper: The IMAX Experience

Gods of Egypt: An IMAX 3D Experience	Game of Thrones: The IMAX Experience (Season 4, Episodes 9 and 10)

Zootopia: An IMAX 3D Experience	Kingsman: The Secret Service: The IMAX Experience

10 Cloverfield Lane: The IMAX Experience	Jupiter Ascending: An IMAX 3D Experience

The Divergent Series: Allegiant: The IMAX Experience	Fifty Shades of Grey: The IMAX Experience

Batman v Superman: Dawn of Justice: An IMAX 3D Experience	Wolf Totem: An IMAX 3D Experience

Dragon Blade: An IMAX 3D Experience

Focus: The IMAX Experience

Chappie: The IMAX Experience

Cinderella: The IMAX Experience

The Divergent Series: Insurgent: An IMAX 3D Experience

Other revenues attributable to the film segment decreased to $2.8 million in the first quarter of 2016 from $4.3 million in the first quarter of 2015 primarily due to a decrease in film distribution revenue from IMAX original films and post-production revenue.

The Company’s gross margin from its film segments increased 67.8% in the first quarter of 2016 to $23.4 million from $13.9 million in the first quarter of 2015. Film production and IMAX DMR gross margins increased to $22.8 million from $13.2 million primarily due to stronger film performance and continued network growth. Other gross margin attributable to the film segment was $0.6 million in the first quarter of 2016 as compared to $0.7 million in the first quarter of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $31.6 million in the first quarter of 2016, as compared to $28.4 million in the first quarter of 2015. Selling, general and administrative expenses excluding the impact of stock-based compensation were $23.0 million in the first quarter of 2016, as compared to $22.8 million in the first quarter of 2015. The following reflects the significant items impacting selling, general and administrative expenses as compared to the prior year period:

•	a $2.9 million increase in the Company’s stock-based compensation;

•	a $1.1 million increase in staff costs related to the core business, including salaries and benefits;

•	a $0.3 million increase in staff costs and other expenses associated with new business initiatives; and

•	a $1.0 million net increase in other general corporate expenditures including consulting and professional fees; offset by

•	a $2.1 million decrease due to a change in foreign exchange rates. During the first quarter ended March 31, 2016, the Company recorded a foreign exchange gain of $0.5 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities as compared to a loss of $1.6 million recorded in 2015.

Research and Development

Research and development expenses decreased to $3.7 million in the first quarter of 2016 compared to $4.5 million in the first quarter of 2015 and are primarily attributable to the continued development of the Company’s new laser-based digital projection system and its new private home theater. In 2014, the Company developed its next-generation laser-based digital projector, which provides greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. As of March 31, 2016, the Company had 26 laser-based digital theater systems in operation and 21 laser-based digital theater systems in backlog. In 2015, the Company introduced its new private home theater in China. To date, the Company has signed agreements for more than 130 premium home theater systems.

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

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.1 million in the first quarter of 2016, as compared to less than $0.1 million in the first quarter of 2015.

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

Interest Income and Expense

Interest income was $0.5 million in the first quarter of 2016, as compared to $0.2 million in the first quarter of 2015.

Interest expense was $0.4 million in the first quarter of 2016, as compared to $0.3 million in the first quarter of 2015. Included in interest expense is the amortization of deferred finance costs in the amount of $0.1 million and $0.2 million in the first quarter of 2016 and the first quarter of 2015, respectively. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

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

As at March 31, 2016, the Company had a gross deferred income tax asset of $25.5 million, against which the Company is carrying a $0.3 million valuation allowance. For the three months ended March 31, 2016, the Company recorded an income tax provision of $3.7 million, of which a provision of less than $0.1 million was related to an increase in its provision for uncertain tax positions.

The Company’s Chinese subsidiary has made certain enquiries of the Chinese State Administration of Taxation regarding the potential deductibility of the IMAX China IPO expenses and certain stock based compensation for stock options issued by the Chinese subsidiary’s parent company, IMAX China Holding, Inc. In addition, Chinese regulatory authorities responsible for capital and exchange controls will need to review and approve the proposed transactions before they can be completed. To date, no tax assets have been recorded against these amounts given the significant uncertainty of its deductibility and the possible requirement for future investment of funds into China in order to secure the deduction. Should the Company proceed, any such future investment would come from existing capital invested in the IMAX China group of companies being redeployed amongst the IMAX China group of companies, including the Chinese subsidiary. The Company is currently unable to reliably estimate the magnitude of the related tax benefits at this time.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. At March 31, 2016, the equity method of accounting is being utilized for investments with a total carrying value of $0.5 million (December 31, 2015 — $1.0 million). For the three months ended March 31, 2016, gross revenues, cost of revenue and net loss for these investments were $0.4 million, $2.2 million and $1.8 million, respectively (2015 — $nil, $1.7 million and $1.7 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.4 million first quarter of 2016 which was consistent with the $0.4 million experienced in the first quarter of 2015.

Non-Controlling Interests

The Company’s condensed consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the IMAX China IPO as well as the impact of a non-controlling interest in its subsidiary created for the Film Fund activity. For the three months ended March 31, 2016, the net income attributable to non-controlling interests of the Company’s subsidiaries was $2.7 million (2015 — $1.1 million).

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

The terms of the Credit Facility are set forth in the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), dated March 3, 2015, among the Company, the Guarantors, the lenders named therein, Wells Fargo Bank, National Association (“Wells Fargo”), as agent and issuing lender (Wells Fargo, together with the lenders named therein, the “Lenders”) and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner and in various collateral and security documents entered into by the Company and the Guarantors. Each of the Guarantors has also entered into a guarantee in respect of the Company’s obligations under the Credit Facility. On February 22, 2016, the Company amended the terms of the Credit Agreement to increase the general restricted payment basket thereunder (which covers, among other things, the repurchase of shares) from $150.0 million to $350.0 million in the aggregate after the amendment date.

Total amounts drawn and available under the Credit Facility at March 31, 2016 were $nil and $200.0 million, respectively (December 31, 2015 – $nil and $200.0 million, respectively).

Under the Credit Facility, the effective interest rate for the year ended March 31, 2016 was nil, as no amounts were outstanding during the period (2015 – nil).

The Credit Facility provides that the Company is required at all times to satisfy a Minimum Liquidity Test (as defined in the Credit Agreement) of at least $50.0 million. The Company is also required to maintain minimum EBITDA (as defined in the Credit Agreement) of $100.0 million. The Company is also required to maintain a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 2.25:1.0, which requirement decreases to (i) 2.0:1.0 on December 31, 2016; and (ii) 1.75:1.0 on December 31, 2017. The Company was in compliance with all of these requirements at March 31, 2016. The Maximum Total Leverage Ratio was 0.19:1 as at March 31, 2016, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $29.2 million. EBITDA is calculated as follows:

	For the	For the
	Three Months Ended	Twelve Months Ended
	March 31, 2016	March 31, 2016(1)
EBITDA per Credit Facility:
(In thousands of U.S. Dollars)
Net income	$12,177	$75,316
Add (subtract):
Loss from equity accounted investments	441	2,409
Provision for income taxes	3,718	23,095
Interest expense, net of interest income	(69)	566
Depreciation and amortization, including film asset amortization	10,297	42,617
Write-downs, net of recoveries including asset impairments and receivable provisions	648	4,245
Stock and other non-cash compensation	8,667	25,380

EBITDA before non-controlling interests	35,879	173,628
EBITDA attributable to non-controlling interests(2)	(4,377)	(17,329)

EBITDA attributable to common shareholders	$31,502	$156,299

(1)	Ratio of total debt calculated using twelve months ended EBITDA
(2)	The EBITDA calculation specified for purposes of the minimum EBITDA covenant excludes the reduction in EBITDA from the Company’s non-controlling interests.

Playa Vista Financing

On October 6, 2014, IMAX PV Development Inc., a Delaware corporation (“PV Borrower”) and wholly-owned subsidiary of the Company, entered into a construction loan agreement with Wells Fargo. The construction loan (the “Playa Vista Construction Loan”) was used to fund $22.3 million of the costs of development and construction of the new West Coast headquarters of the Company, located in the Playa Vista neighborhood of Los Angeles, California (the “Playa Vista Project”).

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

The Loan Documents contain affirmative, negative and financial covenants (including compliance with the financial covenants of the Company’s outstanding revolving senior secured facility with Wells Fargo), agreements, representations, warranties, borrowing conditions, and events of default customary for development projects such as the Playa Vista Project.

Total amount drawn under the Playa Vista Loan as at March 31, 2016 was $29.2 million (December 31, 2015 – $29.7 million). Under the Playa Vista Loan, the effective interest rate for the first quarter of 2016 was 2.43% (2015 — 2.42%).

Letters of Credit and Other Commitments

As at March 31, 2016, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2015 — $nil), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at March 31, 2016, the Company had letters of credit and advance payment guarantees outstanding of $0.1 million under the Bank of Montreal Facility (December 31, 2015 — $0.3 million).

Cash and Cash Equivalents

As at March 31, 2016, the Company’s principal sources of liquidity included cash and cash equivalents of $259.8 million, the Credit Facility, anticipated collection from trade accounts receivable of $91.9 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $21.6 million and payments expected in the next 12 months on existing backlog deals. As at March 31, 2016, the Company did not have any amount drawn on the Credit Facility (remaining availability of $200.0 million). As at March 31, 2016, the Company had $29.2 million drawn on the Playa Vista Loan. There were $nil letters of credit and advance payment guarantees outstanding under the Credit Facility and $0.1 million under the Bank of Montreal Facility. Cash held outside of Canada as at March 31, 2016 was $123.5 million (December 31, 2015 — $122.2 million).

During the three months ended March 31, 2016, the Company’s operations provided cash of $5.0 million which reflects a $6.0 million increase in inventory primarily due to the anticipated roll-out of its theater systems in 2016. The Company used cash of $63.7 million to repurchase common shares, fund capital expenditures, to build equipment for use in joint revenue sharing arrangements, to purchase other intangible assets, and to purchase property, plant and equipment. Based on management’s current operating plan for 2016, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements and to fund DMR agreements with studios. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of five new theater systems under joint revenue sharing arrangements during the three months ended March 31, 2016.

In 2014, the Company’s Board of Directors approved a $150.0 million share repurchase program for shares of the Company’s common stock. Purchases under the program commenced in 2014. The share repurchase program expires June 30, 2017. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares, and the share repurchase program may be suspended or discontinued by the Company at any time. On April 20, 2016, the Company’s board of directors approved an incremental $50.0 million increase to the share repurchase allowance, for an aggregate allowance of $200.0 million under the program. All other terms remain unchanged. During the three months ended March 31, 2016, the Company repurchased 1,446,418 common shares under the repurchase program at an average price of $30.82 per share. The retired shares were purchased for $44.6 million.

The Company has received an exemption decision issued by the Ontario Securities Commission, dated April 1, 2016, for relief from the formal issuer bid requirements under Canadian securities laws. The exemption decision permits the Company to repurchase up to 10% of its outstanding common shares in any twelve-month period through the facilities of the New York Stock Exchange under repurchase programs that the Company may implement from time to time. The Canadian securities laws regulate an issuer’s ability to make repurchases of its own securities.

The Company sought the exemption so that it can make repurchases under its repurchase programs in excess of the maximum allowable in reliance on the existing “other published markets” exemption from the formal issuer bid requirements available under Canadian securities laws. The “other published markets” exemption caps the Company’s ability to repurchase its securities through the facilities of the NYSE at 5% of the issuer’s outstanding securities during any 12-month period.

The conditions of the exemption decision are as follows: (i) any repurchases made in reliance on the exemption decision must be permitted under, and part of repurchase programs established and conducted in accordance with, U.S. securities laws and NYSE rules, (ii) the aggregate number of common shares acquired in reliance on the exemption decision by the Company and any person or company acting jointly or in concert with the Company within any 12 months does not exceed 10% of the outstanding common shares at the beginning of the 12-month period, (iii) the common shares are not listed and posted for trading on an exchange in Canada, (iv) the exemption decision applies only to the acquisition of common shares by the Company within 36 months of the date of the decision, and (v) prior to purchasing common shares in reliance on the exemption decision, the Company discloses the terms of the exemption decision and the conditions applicable thereto in a press release that is issued on SEDAR and includes such language as part of the news release required to be issued in accordance with the “other published markets exemption” in respect of any repurchase program that may be implemented by the Company.

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

Cash provided by operating activities amounted to $5.0 million for the three months ended March 31, 2016. Changes in other non-cash operating assets as compared to December 31, 2015 include: a decrease of $6.1 million in accounts receivable; an increase of $1.7 million in financing receivables; an increase of $6.0 million in inventories; an increase of $2.3 million in prepaid expenses; and a change in other assets of $0.3 million which includes an increase of $0.4 million in other assets, offset by a decrease of less than $0.1 million in commissions and other deferred selling expenses and a decrease of $0.1 million in insurance recoveries. Changes in other operating liabilities as compared to December 31, 2015 include: a decrease in deferred revenue of $3.0 million related to amounts relieved from deferred revenue related to theater system installations, offset partially by backlog payments received in the current period; a decrease in accounts payable of $2.5 million; and a decrease of $13.0 million in accrued liabilities.

Investing Activities

Net cash used in investing activities amounted to $9.3 million in three months ended March 31, 2016, which includes purchases of $4.6 million in property, plant and equipment, an investment in joint revenue sharing equipment of $4.0 million and an increase in other intangible assets of $0.7 million.

Financing Activities

Net cash used in financing activities in the three months ended March 31, 2016 amounted to $53.2 million as compared to $55.9 million provided by financing activities in the three months ended March 31, 2015. In the first quarter of 2016, the Company paid $44.6 million for the repurchase of common shares under the Company’s share repurchase program and $5.8 million to purchase treasury stock for the issuance of restricted share units. In addition, the Company paid $3.0 million of taxes relating to secondary sales and repatriation dividends. Furthermore, the Company also made $0.5 million in repayments under the Playa Vista Loan. These cash outlays were offset by $0.7 million received from the issuance of common shares resulting from stock option exercises.

Capital Expenditures

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, other intangible assets and investments in film assets were $13.3 million for the three months ended March 31, 2016 as compared to $31.1 million for the three months ended March 31, 2015.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of March 31, 2016 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligations	2016	2017	2018	2019	2020	Thereafter
Purchase obligations(1)	$39,948	$39,948	$—	$—	$—	$—	$—
Pension obligations(2)	19,871	—	19,871	—	—	—	—
Operating lease obligations(3)	19,267	4,368	4,316	3,865	2,040	586	4,092
Playa Vista Loan(4)	29,167	1,500	2,000	2,000	2,000	2,000	19,667
Postretirement benefits obligations	2,662	131	155	169	182	151	1,874

	$110,915	$45,947	$26,342	$6,034	$4,222	$2,737	$25,633

(1)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
(2)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2016), although Mr. Gelfond has not informed the Company that he intends to retire at that time, and is currently in discussions regarding an extenuation of his employment agreement with the Company.
(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s property in New York and at the various owned and operated theaters.
(4)	The Playa Vista Loan is fully due and payable on October 19, 2025. The Company is required to make monthly payments of combined principal and interest.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering Mr. Gelfond. As at March 31, 2016, the Company had an unfunded and accrued projected benefit obligation of approximately $19.5 million (December 31, 2015 — $19.5 million) in respect of the SERP.

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

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at March 31, 2016, the Company had an unfunded benefit obligation of $1.9 million (December 31, 2015 — $1.8 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler upon retirement. As at March 31, 2016, the Company had an unfunded benefit obligation of $0.8 million (December 31, 2015 — $0.8 million).

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In addition, IMAX films generate box office in 68 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. dollar could have an impact on the Company’s reported gross box office and revenues. The Company has incoming cash flows from its revenue generating theaters and ongoing operating expenses in China through its majority-owned subsidiary IMAX Shanghai Multimedia Technology Co., Ltd. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net Renminbi and Japanese Yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Renminbi, Japanese Yen, Euros and Canadian dollars.

The Company manages its exposure to foreign exchange rate risks through the Company’s regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

For the three months ended March 31, 2016, the Company recorded a foreign exchange net gain of $0.5 million as compared to a foreign exchange net loss of $1.6 million for the three months ended March 31, 2015, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2016 and 2017. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. All foreign currency forward contracts held by the Company as at March 31, 2016, are designated and qualify as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statement of operations. The notional value of foreign currency hedging instruments at March 31, 2016 was $34.0 million (December 31, 2015 — $30.7 million). A gain of $2.2 million was recorded to Other Comprehensive Income with respect to the depreciation/appreciation in the value of these contracts for the three months ended March 31, 2016 (2015 — loss of $3.0 million). A loss of $1.3 million was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses for the three months ended March 31, 2016 (2015 — loss of $0.6 million). The Company’s estimated net amount of the existing gains as at March 31, 2016 is $1.8 million, which is expected to be reclassified to earnings within the next twelve months. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At March 31, 2016, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros was $39.7 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2016, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $4.0 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at March 31, 2016, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at March 31, 2016, the Company had not drawn down on its Credit Facility (December 31, 2015 — $nil).

As at March 31, 2016, the Company had drawn down $29.2 million on its Playa Vista Loan (December 31, 2015 — $29.7 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in the LIBOR. The Company had variable rate debt instruments representing 12.8% and 11.7% of its total liabilities at March 31, 2016 and December 31, 2015, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately $0.2 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at March 31, 2016.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at March 31, 2016 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the first quarter of 2016, the Company’s subsidiary, IMAX China Holding, Inc. (“IMAX China”), implemented a new enterprise resource planning (“ERP”) system. The implementation of the new ERP system resulted in material changes to the nature and type of IMAX China’s internal controls over financial reporting during the most recent fiscal quarter. The Company reviewed the implementation effort as well as the impact on its internal controls over financial reporting and where appropriate, is making changes to these controls over financial reporting to address these system changes. The Company expects the transition period to be completed in 2016 as controls evolve under the new system. The Company believes that the internal control changes resulting from the new ERP implementation in China will improve the overall control environment. There were no other changes in the Company’s internal controls over financial reporting during the quarter ended at March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See note 8 to the accompanying condensed consolidated financial statements in Item 1 for information regarding legal proceedings involving the Company.

Item 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors disclosed in Part I, Item 1A “Risk Factors” in the Company’s 2015 Form 10-K. The risks described in the Company’s Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s common stock repurchase program activity for the three months ended March 31, 2016 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program(a)	Maximum value of shares that may yet be purchased under the program
January 1 through January 31, 2016	—	$—	—	$112,689,079
February 1 through February 29, 2016	—	—	—	$112,689,079
March 1 through March 31, 2016	1,446,418	30.82	1,446,418	$68,113,848

Total	1,446,418	$30.82	1,446,418

(a)	On June 16, 2014, the Company’s Board of Directors approved a $150.0 million share repurchase program for shares of the Company’s common stock, which expires June 30, 2017. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares, and the share repurchase program may be suspended or discontinued by the Company at any time. On April 20, 2016, the Company’s board of directors approved an incremental $50.0 million increase to the share repurchase allowance, for an aggregate allowance of $200.0 million under the program. All other terms remain unchanged. Purchases under the program commenced during the third quarter of 2014.

The total number of shares purchased during the three months ended March 31, 2016 does not include any shares received in the administration of employee share-based compensation plans (which amounted to 181,227 common shares at an average price of $32.28 per share).

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated April 21, 2016, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated April 21, 2016, by Joseph Sparacio.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated April 21, 2016, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated April 21, 2016, by Joseph Sparacio.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: April 21, 2016	By:	/s/ JOSEPH SPARACIO
Joseph Sparacio
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: April 21, 2016	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)