Form 10-Q
period 2016-09-30
IMAX CORP
filed 2016-10-20
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2016
Common stock, no par value	66,813,963

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

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$218,104	$317,449
Accounts receivable, net of allowance for doubtful accounts of $1,026 (December 31, 2015 — $1,146)	89,247	97,981
Financing receivables	118,897	117,231
Inventories	51,015	38,753
Prepaid expenses	11,603	6,498
Film assets	15,165	14,571
Property, plant and equipment	233,984	218,267
Other assets	26,419	26,136
Deferred income taxes	26,233	26,666
Other intangible assets	29,605	28,950
Goodwill	39,027	39,027

Total assets	$859,299	$931,529

Liabilities
Bank indebtedness	$27,806	$29,276
Accounts payable	16,733	23,455
Accrued and other liabilities	90,485	95,748
Deferred revenue	97,220	104,993

Total liabilities	232,244	253,472

Commitments and contingencies

Non-controlling interests	2,693	3,307

Shareholders’ equity
Capital stock common shares — no par value. Authorized — unlimited number. 66,813,963 — issued and 66,813,787 — outstanding (December 31, 2015 — 69,673,244 — issued and outstanding)	435,829	448,310
Less: Treasury stock held in trust, 176 shares at cost	(6)	—
Other equity	180,358	168,425
Accumulated (deficit) earnings	(43,816)	15,499
Accumulated other comprehensive loss	(4,562)	(7,443)

Total shareholders’ equity attributable to common shareholders	567,803	624,791
Non-controlling interests	56,559	49,959

Total shareholders’ equity	624,362	674,750

Total liabilities and shareholders’ equity	$859,299	$931,529

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Equipment and product sales	$30,835	$33,083	$81,064	$72,824
Services	37,195	33,024	122,853	115,698
Rentals	16,007	16,665	58,538	59,006
Finance income	2,288	2,329	6,991	6,803
Other	225	—	975	141

	86,550	85,101	270,421	254,472

Costs and expenses applicable to revenues
Equipment and product sales	15,690	21,949	49,075	43,010
Services	20,393	15,899	58,517	50,201
Rentals	5,504	4,864	15,367	13,856
Other	64	—	110	—

	41,651	42,712	123,069	107,067

Gross margin	44,899	42,389	147,352	147,405
Selling, general and administrative expenses (including share-based compensation expense of $7.7 million and $22.5 million for the three and nine months ended September 30, 2016, respectively (2015 - expense of $4.3 million and $14.9 million, respectively))	30,686	24,973	92,706	82,348

Research and development	4,460	2,722	11,603	9,611
Amortization of intangibles	531	429	1,537	1,302
Receivable provisions, net of recoveries	275	361	631	709
Asset impairments	1,223	245	1,223	245
Impairment of investments	—	—	194	350

Income from operations	7,724	13,659	39,458	52,840
Interest income	370	222	1,217	727
Interest expense	(469)	(463)	(1,325)	(1,170)

Income from operations before income taxes	7,625	13,418	39,350	52,397
Provision for income taxes	(2,551)	(2,477)	(9,635)	(12,408)
Loss from equity-accounted investments, net of tax	(690)	(427)	(2,471)	(1,610)

Net income	4,384	10,514	27,244	38,379
Less: net income attributable to non-controlling interests	(1,859)	(1,904)	(7,401)	(5,028)

Net income attributable to common shareholders	$2,525	$8,610	$19,843	$33,351

Net income per share attributable to common shareholders - basic and diluted:

Net income per share - basic	$0.04	$0.12	$0.29	$0.47

Net income per share - diluted	$0.04	$0.12	$0.29	$0.46

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$4,384	$10,514	$27,244	$38,379

Unrealized net (loss) gain from cash flow hedging instruments	(293)	(2,309)	1,865	(4,983)
Realization of cash flow hedging net loss upon settlement	572	1,045	2,565	2,196
Foreign currency translation adjustments	(452)	(992)	(1,849)	(1,162)
Amortization of postretirement benefit plan actuarial loss	17	—	51	—

Other comprehensive (loss) income, before tax	(156)	(2,256)	2,632	(3,949)
Income tax (expense) benefit related to other comprehensive (loss) income	(77)	558	(1,166)	996

Other comprehensive (loss) income, net of tax	(233)	(1,698)	1,466	(2,953)

Comprehensive income	4,151	8,816	28,710	35,426
Less: Comprehensive income attributable to non-controlling interests	(1,717)	(2,056)	(5,986)	(5,192)

Comprehensive income attributable to common shareholders	$2,434	$6,760	$22,724	$30,234

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash provided by (used in):
Operating Activities
Net income	$27,244	$38,379
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	34,179	31,191
Write-downs, net of recoveries	2,903	2,928
Change in deferred income taxes	(517)	5,097
Stock and other non-cash compensation	22,896	15,204
Unrealized foreign currency exchange (gain) loss	(206)	716
Loss from equity-accounted investments	2,769	2,756
Gain on non-cash contribution to equity-accounted investees	(298)	(1,146)
Investment in film assets	(14,162)	(12,069)
Changes in other non-cash operating assets and liabilities	(29,504)	(41,033)

Net cash provided by operating activities	45,304	42,023

Investing Activities
Purchase of property, plant and equipment	(10,033)	(38,443)
Investment in joint revenue sharing equipment	(25,524)	(20,969)
Investment in new business ventures	—	(2,000)
Acquisition of other intangible assets	(2,931)	(3,622)

Net cash used in investing activities	(38,488)	(65,034)

Financing Activities
Increase in bank indebtedness	—	17,568
Repayment of bank indebtedness	(1,500)	—
Repurchase of common shares	(100,378)	(34,279)
Settlement of restricted share units and options	(8,376)	(7,859)
Common shares issued - stock options exercised	7,196	23,838
Taxes paid on secondary sale and repatriation dividend	(2,991)	—
Taxes withheld and paid on employee stock awards vested	(230)	(223)
Treasury stock purchased for future settlement of restricted share units	(6)	(2,141)
Credit facility amendment fees paid	—	(1,310)
Issuance of subsidiary shares to non-controlling interests - private offering	—	40,000
Share issuance costs from the issuance of subsidiary shares to non-controlling interests - private offering	—	(2,000)

Net cash (used in) provided by financing activities	(106,285)	33,594

Effects of exchange rate changes on cash	124	275

(Decrease) increase in cash and cash equivalents during period	(99,345)	10,858

Cash and cash equivalents, beginning of period	317,449	106,503

Cash and cash equivalents, end of period	$218,104	$117,361

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

The Company has 11 film production companies that are VIEs. For five of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. These consolidated production companies have total assets of $8.4 million (December 31, 2015 — $7.2 million) and total liabilities of $4.1 million as at September 30, 2016 (December 31, 2015 — $4.1 million). The majority of these consolidated assets are held by the IMAX Original Film Fund (the “Film Fund”) as described in note 16(b). For the other six film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at September 30, 2016, these six VIEs have total assets of $0.4 million (December 31, 2015 — $0.4 million) and total liabilities of $0.4 million (December 31, 2015 — $0.4 million). Earnings of the investees included in the Company’s condensed consolidated statements of operations amounted to $nil and $nil for the three and nine months ended September 30, 2016, respectively (2015 — $nil and $nil, respectively). The carrying value of these investments in VIEs that are not consolidated is $nil at September 30, 2016 (December 31, 2015 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statements of operations. The Company’s exposure, which is determined based on the level of funding contributed by the Company and the development stage of the respective film, is $nil at September 30, 2016 (December 31, 2015 — $nil).

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

2.	New Accounting Standards and Accounting Changes

Adoption of New Accounting Policies

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). Prior to the changes under ASU 2015-01, an entity was required to separately classify, present and disclose extraordinary events and transactions under the disclosure requirements of Subtopic 225-20, “Income Statement – Extraordinary and Unusual Items” (“Subtopic 225-20”). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items therefore such separate disclosure is no longer required in the Income Statement of an entity. For public companies, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments can be applied prospectively or retrospectively. The Company prospectively adopted the amendments under ASU 2015-01 on January 1, 2016. The adoption of the standard did not have an impact on the disclosures presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, respectively.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities such as limited partnerships and similar entities, and variable interest entities that have free arrangements and related party relationships. Furthermore, all legal entities are subject to re-evaluation under the revised consolidation model. The amendments also provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. For public companies, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments can be applied retrospectively or using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company adopted the amendments under ASU 2015-02 retrospectively on January 1, 2016. The adoption of the standard did not have an impact on the Company’s condensed consolidated financial statements as there was no change to the entities currently consolidated by the Company.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), and in August 2015 issued ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”). Under ASU 2015-03, debt issuance costs reported on the balance sheet will be reflected as a direct deduction from the related debt liability rather than as an asset. While ASU 2015-03 addresses costs related to term debt, ASU 2015-15 provides clarification regarding costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. ASU 2015-15 provides commentary that the U.S Securities and Exchange Commission (“SEC”) staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. For public companies, the amendments apply to annual periods beginning on or after December 15, 2015, and interim periods within those years and are to be applied retrospectively. The Company adopted these standards on January 1, 2016. As at December 31, 2015, $0.4 million of unamortized debt issuance costs related to the Company’s loan to finance the construction of its Playa Vista facility were reclassified in the condensed consolidated balance sheet from Other assets to Bank indebtedness. The Company will continue to defer and present the debt issuance cost related to its senior secured revolving credit facility in Other assets and amortize it ratably over the term of the agreement.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. ASU 2016-09 requires that the Company elect to account for forfeitures based on an estimate of the number of awards for which the requisite service period will not be rendered or to account for forfeitures as they occur. The Company elected to early adopt ASU 2016-09 during the second quarter of 2016 and to account for forfeitures as they occur. The impact from the adoption of the provisions related to forfeiture rates was reflected in the Company’s condensed consolidated financial statements on a modified retrospective basis resulting in a balance sheet reclass of $4.4 million decrease to Accumulated earnings, $0.9 million increase to Deferred income taxes and $5.3 million increase to Other equity. A recovery of stock-based compensation expense of $2.7 million for the nine month period ended September 30, 2016 was also recorded. Amendments related to accounting for excess tax benefits have been adopted prospectively resulting in a tax benefit of $0.1 million for the nine months ended September 30, 2016, and amendments related to the condensed consolidated statement of cash flows have been adopted retrospectively. See Notes 11 and 12 for further discussion of the impact on the Company’s condensed consolidated financial statements from the adoption of ASU 2016-09.

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

In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 pursuant to Staff announcements at the March 3, 2016 EITF Meeting” (“ASU 2016-11”). The purpose of ASU 2016-11 is to rescind from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements at the March 3, 2016 meeting. For public entities, the amendments in ASU 2016-11 related to Topic 605 are effective for interim and annual reporting periods beginning after December 15, 2017 and amendments related to Topic 815 are effective for interim and annual reporting periods beginning after December 15,

2015. The Company is currently assessing the impact of ASU 2016-11 related to topic 605 on its condensed consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 660): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The purpose of ASU 2016-12 is to clarify certain narrow aspects of Topic 660 such as assessing the collectibility criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical correction. For public entities, the amendments in ASU 2016-12 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2016-12 on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The purpose of ASU 2016-13 is to require a financial asset measured on the amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. For public entities, the amendments in ASU 2016-13 are effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact of ASU 2016-13 on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The purpose of ASU 2016-15 is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For public entities, the amendments in ASU 2016-15 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2016-15 on its condensed consolidated financial statements.

Recently issued FASB accounting standard codification updates, except for the above noted standards, were not material to the Company’s condensed consolidated financial statements for the period ended September 30, 2016.

3.	Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	September 30,	December 31,
	2016	2015
Gross minimum lease payments receivable	$11,341	$13,998
Unearned finance income	(1,826)	(2,381)

Minimum lease payments receivable	9,515	11,617
Accumulated allowance for uncollectible amounts	(672)	(672)

Net investment in leases	8,843	10,945

Gross financed sales receivables	148,358	146,232
Unearned finance income	(37,661)	(39,378)

Financed sales receivables	110,697	106,854
Accumulated allowance for uncollectible amounts	(643)	(568)

Net financed sales receivables	110,054	106,286

Total financing receivables	$118,897	$117,231

Net financed sales receivables due within one year	$21,260	$19,068
Net financed sales receivables due after one year	$88,794	$87,218

As at September 30, 2016, the financed sale receivables had a weighted average effective interest rate of 9.2% (December 31, 2015 — 9.4%).

4.	Inventories

	September 30,	December 31,
	2016	2015
Raw materials	$32,662	$25,750
Work-in-process	4,215	2,628
Finished goods	14,138	10,375

	$51,015	$38,753

At September 30, 2016, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $5.1 million (December 31, 2015 — $5.4 million).

During the three and nine months ended September 30, 2016, the Company had write-downs for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of a recovery of less than $0.1 million and an expense of $0.2 million, respectively (2015 — recovery of $0.1 million and expense of $0.4 million, respectively).

5.	Property Plant and Equipment

	As at September 30, 2016
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components	$216,670	$86,219	$130,451
Camera equipment	5,902	3,750	2,152

	222,572	89,969	132,603

Assets under construction	14,890	—	14,890

Other property, plant and equipment
Land	8,203	—	8,203
Buildings	68,974	14,306	54,668
Office and production equipment	40,587	21,237	19,350
Leasehold improvements	7,159	2,889	4,270

	124,923	38,432	86,491

	$362,385	$128,401	$233,984

	As at December 31, 2015
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components	$199,974	$74,568	$125,406
Camera equipment	5,393	3,368	2,025

	205,367	77,936	127,431

Assets under construction	9,616	—	9,616

Other property, plant and equipment
Land	8,203	—	8,203
Buildings	67,150	12,679	54,471
Office and production equipment	34,396	17,035	17,361
Leasehold improvements	3,512	2,327	1,185

	113,261	32,041	81,220

	$328,244	$109,977	$218,267

6.	Other Intangible Assets

	As at September 30, 2016
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$11,181	$6,928	$4,253
Licenses and intellectual property	22,490	7,295	15,195
Other	14,023	3,866	10,157

	$47,694	$18,089	$29,605

	As at December 31, 2015
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$10,399	$6,502	$3,897
Licenses and intellectual property	22,390	6,464	15,926
Other	11,878	2,751	9,127

	$44,667	$15,717	$28,950

Other intangible assets of $14.0 million are comprised mainly of the Company’s investment in an enterprise resource planning system. Fully amortized other intangible assets are still in use by the Company.

During the nine months ended September 30, 2016, the Company acquired $3.2 million in other intangible assets. The weighted average amortization period for these additions was 10 years.

During the three and nine months ended September 30, 2016, the Company incurred costs of less than $0.1 million and $0.2 million, respectively, to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses (2015 – less than $0.1 million and less than $0.1 million, respectively).

As at September 30, 2016, estimated amortization expense for each of the years ended December 31, are as follows:

2016 (three months remaining)	$858
2017	3,270
2018	3,270
2019	3,270
2020	3,270

7.	Credit Facility and Playa Vista Loan

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

The Company was in compliance with all of its requirements at September 30, 2016.

Total amounts drawn and available under the Credit Facility at September 30, 2016 were $nil and $200.0 million, respectively (December 31, 2015 — $nil and $200.0 million, respectively).

As at September 30, 2016, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2015 — $nil), under the Credit Facility.

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

Bank indebtedness includes the following:

	September 30,	December 31,
	2016	2015
Playa Vista Loan	$28,167	$29,667
Deferred charges on debt financing	(361)	(391)

	$27,806	$29,276

Total amounts drawn under the loan at September 30, 2016 was $28.2 million (December 31, 2015 — $29.7 million). The effective interest rate for the three and nine months ended September 30, 2016 was 2.51% and 2.46%, respectively (2015 — 2.45% and 2.44%, respectively).

In accordance with the loan agreement, the Company is obligated to make payments on the principal of the loan as follows:

2016 (three months remaining)	$500
2017	2,000
2018	2,000
2019	2,000
2020	2,000
Thereafter	19,667

$28,167

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. There is no settlement risk on its foreign currency forward contracts at September 30, 2016 as the fair value exceeded the notional value of the forward contracts. As at September 30, 2016, the Company has $26.9 million in notional value of such arrangements outstanding.

Bank of Montreal Facility

As at September 30, 2016, the Company has available a $10.0 million facility (December 31, 2015 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by Export Development Canada (the “Bank of Montreal Facility”). As at September 30, 2016, the Company has letters of credit and advance payment guarantees outstanding of $0.1 million (December 31, 2015 — $0.3 million) under the Bank of Montreal Facility.

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

(a) On May 15, 2006, the Company initiated arbitration against Three-Dimensional Media Group, Ltd. (“3DMG”) before the International Centre for Dispute Resolution in New York (the “ICDR”), alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the ICDR unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. The proceeding was suspended on May 4, 2009 due to failure of 3DMG to pay fees associated with the proceeding. The proceeding was further suspended on October 11, 2010 pending resolution of re-examination proceedings involving one of 3DMG’s patents. Following a status conference on April 27, 2016 before the ICDR, the ICDR granted 3DMG leave to amend its answer and counterclaims, and subsequently lifted the stay in this matter. In its amended counterclaims, 3DMG seeks damages for alleged unpaid royalties and other fees under the license and consulting agreements. Discovery is currently ongoing and a final hearing before the ICDR has been scheduled for the week of July 10, 2017. Given the stage of discovery, the Company is unable to determine a range of potential damages in this matter. However, the Company believes that the amount of loss, if any, suffered in connection with the amended counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration.

(b) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, consisting of past and future rents owed to the Company, plus interest and costs, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India. The Company has opposed that application on a number of grounds and seeks to have the ICC award recognized in India. On June 13, 2013, the Bombay High Court ruled that it has jurisdiction over the proceeding but on November 19, 2013, the Supreme Court of India stayed proceedings in the High Court pending Supreme Court review of the High Court’s ruling. On June 24, 2011, the Company commenced a proceeding in the Ontario Superior Court of Justice for recognition of the ICC final award. On December 2, 2011, the Ontario Court issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application. In January 2013, the Company filed an action in the New York Supreme Court seeking to collect the amount owed to the Company by certain entities and individuals affiliated with E-City. On October 16, 2015, the New York Supreme Court denied the Company’s petition, and the Company is appealing that decision. On July 29, 2014, the Company commenced a separate proceeding to have the Canadian judgment against E-City recognized in New York, and on October 2, 2015, the New York Supreme Court granted IMAX’s request, recognizing the Canadian judgment and entering it as a New York judgment. On November 26, 2014, E-City filed a motion in the Bombay High Court seeking to enjoin IMAX from continuing the New York legal proceedings. On February 2, 2015, the Bombay High Court denied E-City’s request for an injunction. On March 16, 2015, E-City filed an appeal of this Bombay High Court decision.

(c) In March 2013, IMAX (Shanghai) Multimedia Technology Co., Ltd., the Company’s majority-owned subsidiary in China, received notice from the Shanghai office of the General Administration of Customs that it had been selected for a customs audit. In the third quarter of 2016 IMAX (Shanghai) Multimedia Technology Co., Ltd put forth a proposal to the Shanghai office of the General Administration of Customs in an attempt to resolve the audit issue of what costs should be subject to duties and taxes on importation into China. As a result of the proposal, the Company has accrued $1.6 million as at September 30, 2016, of which $0.8 million is recorded in costs and expenses applicable to revenues and $0.8 million is recorded in property, plant and equipment. An additional $1.8 million will be paid to the authorities as value-added tax, which local management believes is collectible in the form of future input tax credits, and therefore has been presented as a net balance of $nil in Accrued and other liabilities as at September 30, 2016. The Company is unable to assess any other potential impact of the customs audit, if any, at this time.

(d) On November 11, 2013, Giencourt Investments, S.A. (“Giencourt”) initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida, based on alleged breaches by the Company of its theater agreement and related license agreement with Giencourt. Giencourt submitted its statement of claim in January 2015, the Company submitted its statement of defense and counterclaim in April 2015 and Giencourt submitted its arbitration reply paper in September 2015. An arbitration hearing for witness testimony was held during the week of December 14, 2015. At the hearing, Giencourt’s expert identified monetary damages of up to approximately $10.4 million, which Giencourt seeks to recover from the Company. The Company has asserted a counterclaim against Giencourt for breach of contract and seeks to recover lost profits in excess of $24.0 million under the agreements. A final hearing with closing statements is scheduled for October 20 and 21, 2016. In addition, on December 10, 2015, Giencourt made a motion to the panel seeking to enforce a purported settlement of the matter based on negotiations between Giencourt and the Company. The Company strongly disputes that discussions about a potential resolution of this matter amounted to an enforceable settlement. The panel has asked the parties to brief this issue, and oral arguments will be held during the upcoming October hearings. Although no assurances can be given with respect to the ultimate outcome of the proceedings, the Company believes that it has meritorious defenses and claims, and will continue to vigorously pursue them.

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

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the condensed consolidated balance sheets:

	September 30,	December 31,
	2016	2015
Balance at the beginning of period	$—	$6
Warranty redemptions	—	(6)
Warranties issued	15	—
Revisions	—	—

Balance at the end of period	$15	$—

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheet as at September 30, 2016 and December 31, 2015 with respect to this indemnity.

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

The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs and direct advertising and marketing, included in costs and expenses applicable to revenues-equipment and product sales, totaled $1.3 million and $3.0 million for the three and nine months ended September 30, 2016, respectively (2015 — $1.3 million and $2.8 million, respectively).

Film exploitation costs, including advertising and marketing, totaled $4.8 million and $13.8 million for the three and nine months ended September 30, 2016, respectively (2015 — $3.4 million and $8.2 million, respectively) and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $0.6 million and $0.9 million for the three and nine months ended September 30, 2016, respectively (2015 —$0.3 million and $0.5 million, respectively). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled an expense of $0.4 million and $1.0 million for the three and nine months ended September 30, 2016, respectively (2015 —$0.6 million and $1.2 million, respectively).

(b)	Foreign Exchange

Included in selling, general and administrative expenses for the three and nine months ended September 30, 2016 is a loss of $0.2 million and a loss of $0.1 million, respectively (2015 — loss of $0.5 million and a loss of $1.5 million, respectively), for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities. See note 15(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 49 exhibitors for a total of 981 theater systems, of which 592 theaters were operating as at September 30, 2016, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m) of the Company’s 2015 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Equipment and Product Sales and Rentals revenue and for the three and nine months ended September 30, 2016 amounted to $19.7 million and $66.9 million, respectively (2015 — $19.8 million and $67.3 million, respectively).

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

For the nine months ended September 30, 2016, the majority of IMAX DMR revenue was earned from the exhibition of 48 IMAX DMR films (2015 – 48) throughout the IMAX theater network. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m) of the Company’s 2015 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three and nine months ended September 30, 2016 amounted to $21.6 million and $78.8 million, respectively (2015 — $20.9 million and $75.1 million, respectively).

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

As at September 30, 2016, the Company has one significant co-produced film arrangement which represents the VIE total assets balance of $0.4 million and total liabilities balance of $0.4 million and five other co-produced film arrangements, the terms of which are similar.

For the three and nine months ended September 30, 2016, amounts totaling $0.5 million and $1.0 million, respectively (2015 — $0.3 million and $1.4 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

10.	Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Nine Months Ended
	September 30,
	2016	2015
Decrease (increase) in:
Accounts receivable	$6,571	$(12,048)
Financing receivables	(1,145)	(9,932)
Inventories	(12,508)	(18,904)
Prepaid expenses	(5,105)	(2,159)
Commissions and other deferred selling expenses	285	(206)
Insurance recoveries	132	28
Other assets	(1,299)	(2,388)
Increase (decrease) in:
Accounts payable	(6,616)	4,212
Accrued and other liabilities	(1,991)	(17,528)
Deferred revenue	(7,828)	17,892

	$(29,504)	$(41,033)

(b) Cash payments made on account of:

	Nine Months Ended
	September 30,
	2016	2015
Income taxes	$20,822	$21,542

Interest	$541	$302

(c) Depreciation and amortization are comprised of the following:

	Nine Months Ended
	September 30,
	2016	2015
Film assets	$11,842	$11,917
Property, plant and equipment
Joint revenue sharing arrangements	11,581	10,043
Other property, plant and equipment	7,355	5,635
Other intangible assets	2,368	2,354
Other assets	631	579
Deferred financing costs	402	663

	$34,179	$31,191

(d) Write-downs, net of recoveries, are comprised of the following:

	Nine Months Ended
	September 30,
	2016	2015
Accounts receivable	$556	$709
Financing receivables	75	—
Inventories	246	405
Film assets	1,000	—
Property, plant and equipment	792	1,464
Impairment of investments	194	350
Other intangible assets	40	—

	$2,903	$2,928

11.	Income Taxes

(a)	Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. During the quarter ended September 30, 2016, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings.

As at September 30, 2016, the Company had net deferred income tax assets after valuation allowance of $26.2 million (December 31, 2015 — $26.7 million), which consists of a gross deferred income tax asset of $26.5 million (December 31, 2015 — $27.0 million), against which the Company is carrying a $0.3 million valuation allowance (December 31, 2015 — $0.3 million).

ASU 2016-09, related to stock-based compensation, was issued in March 2016 and early adopted by the Company in June 2016. ASU 2016-09 eliminates additional paid in capital (“APIC”) pools and requires excess tax benefits and tax deficiencies to be recorded in the condensed consolidated statements of operations when the awards vest or are settled. Amendments related to accounting for excess tax benefits have been adopted prospectively resulting in a tax benefit of $nil and $0.1 million for the three and nine months ended September 30, 2016, respectively. In addition, modified retrospective adoption of ASC 2016-09 eliminates the requirement that excess tax benefits be realized before they can be recognized. The Company has also recorded a cumulative-effect adjustment of $0.9 million to Accumulated earnings and Deferred income taxes related to the impact from adoption of the provisions related to forfeiture rates. See Notes 2 and 12 for further discussion of the impact from the adoption of ASU 2016-09.

(b)	Income Tax Effect on Other Comprehensive (Loss) Income

The income tax (expense) benefit included in the Company’s other comprehensive (loss) income are related to the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Unrealized change in cash flow hedging instruments	$76	$606	$(485)	$1,309
Realized change in cash flow hedging instruments upon settlement	(149)	(274)	(667)	(577)
Amortization of actuarial loss on postretirement benefit plan	(4)	—	(14)	—
Foreign currency translation adjustments	—	226	—	264

	$(77)	$558	$(1,166)	$996

12.	Capital Stock

(a)	Stock-Based Compensation

The compensation costs recorded in the condensed consolidated statements of operations for the Company’s stock-based compensation plans were $7.7 million and $22.5 million for the three and nine months ended September 30, 2016, respectively (2015 —$4.3 million and $14.9 million, respectively).

As at September 30, 2016, the Company has reserved a total of 12,467,960 (December 31, 2015 — 7,023,258) common shares for future issuance under the Company’s Stock Option Plan (“SOP”) and the IMAX Corporation Amended and Restated Long-Term Incentive Plan (“IMAX LTIP”). Of the common shares reserved for issuance, there are options in respect of 5,473,673 common shares and restricted share units (“RSUs”) in respect of 1,140,138 common shares outstanding at September 30, 2016. At September 30, 2016, options in respect of 3,924,432 common shares were vested and exercisable.

Stock Option Plan

The Company recorded an expense of $3.4 million and $9.4 million for the three and nine months ended September 30, 2016, respectively (2015 — $2.3 million and $8.4 million, respectively) related to stock option grants issued to employees and directors in the IMAX LTIP and SOP plans. An income tax benefit is recorded in the condensed consolidated statements of operations of $0.9 million and $2.4 million for the three and nine months ended September 30, 2016, respectively (2015 —$0.5 million and $1.8 million, respectively), for these costs.

The weighted average fair value of all stock options granted to employees and directors for the three and nine months ended September 30, 2016 at the grant date was $7.80 and $8.16 per share, respectively (2015 — n/a and $8.07 per share, respectively). The following assumptions were used to estimate the average fair value of the stock options:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Average risk-free interest rate	1.44%	n/a	1.67%	1.97%
Expected option life (in years)	4.44 - 4.88	n/a	4.44 - 5.24	3.55 - 5.76
Expected volatility	30%	n/a	30%	30%
Dividend yield	0%	n/a	0%	0%

Stock options to Non-Employees

There were no common share options issued to non-employees during the three and nine months ended September 30, 2016 and 2015.

As at September 30, 2016, non-employee stock options outstanding amounted to 28,750 stock options (2015 — 39,500) with a weighted average exercise price of $26.90 per share (2015 — $26.78 per share). 26,950 stock options (2015 — 21,525) were exercisable with an average weighted exercise price of $26.97 per share (2015 — $26.34 per share) and the vested stock options have an aggregate intrinsic value of $0.1 million (2015 — $0.2 million).

For the three and nine months ended September 30, 2016, the Company recorded an expense of less than $0.1 million and a recovery less than $0.1 million, respectively (2015 — expense of less than $0.1 million and $0.1 million, respectively) to cost and expenses related to revenues – services and selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is an accrual of less than $0.1 million for non-employee stock options (December 31, 2015 — less than $0.1 million).

China Long Term Incentive Plan (“China LTIP”)

The China LTIP was adopted by IMAX China Holding, Inc. (“IMAX China”), a subsidiary of the Company, in October 2012. Each stock option (“China Option”), RSU or cash settled share-based payment (“CSSBP”) issued under the China LTIP represents an opportunity to participate economically in the future growth and value creation of IMAX China. Prior to the initial public offering of

IMAX China on October 8, 2015 (the “IMAX China IPO”), the China Options and CSSBPs issued by IMAX China operated in tandem with options granted to certain employees of IMAX China under the Company’s SOP and the IMAX LTIP (“Tandem Options”).

During 2015, no Tandem Options were granted in conjunction with China Options or CSSBPs. Immediately prior to the IMAX China IPO, there were 186,446 outstanding and unvested Tandem Options issued under the Company’s SOP and IMAX LTIP with a weighted average exercise price of $23.70 per share. The Tandem Options had a maximum contractual life of 7 years. The total fair value of the Tandem Options granted with respect to the China LTIP was $1.9 million. The Company was recognizing this expense over a 5 year period.

Pursuant to their terms, upon the occurrence of a qualified initial public offering or upon a change in control on or prior to the fifth anniversary of the grant date, the 186,446 Tandem Options issued would forfeit immediately and the related charge would be reversed. As a result of the IMAX China IPO on October 8, 2015, the 186,446 Tandem Options with an average price of $23.70 per share were forfeited immediately. The Company recorded a recovery of $0.6 million in 2015 related to the forfeiture of Tandem Options issued under the Company’s SOP and IMAX LTIP. During the three and nine months ended September 30, 2015, the Company recorded an expense of $0.1 million and $0.3 million, respectively, related to the Tandem Options.

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

In connection with the IMAX China IPO and in accordance with the China LTIP, IMAX China adopted a post-IPO share option plan and a post-IPO restricted stock unit plan. Pursuant to these plans, IMAX China issued additional China Options and China LTIP Restricted Share Units (“China RSUs”) during the nine months ended September 30, 2016. No additional China Options and China RSUs were issued for the three months ended September 30, 2016.

During the three and nine months ended September 30, 2016, the Company recorded an expense related to the China Options, China RSUs and CSSBPs of $0.2 million and $0.7 million, $0.1 million and $0.4 million and $0.1 million and $0.3 million, respectively. The liability recognized with respect to the CSSBPs as at September 30, 2016 was $0.7 million (December 31, 2015 — $0.4 million).

Stock Option Summary

The following table summarizes certain information in respect of option activity under the SOP and IMAX LTIP for the nine month periods ended September 30:

			Weighted Average Exercise
	Number of Shares		Price Per Share
	2016	2015	2016	2015
Options outstanding, beginning of period	4,805,244	5,925,660	$27.03	$24.24
Granted	984,452	871,431	31.49	31.56
Exercised	(268,516)	(1,231,964)	20.54	19.35
Forfeited	(45,024)	(45,474)	28.03	28.26
Cancelled	(2,483)	—	33.80	—

Options outstanding, end of period	5,473,673	5,519,653	28.14	26.45

Options exercisable, end of period	3,924,432	3,195,836	27.34	25.14

The Company cancelled 2,483 stock options from its IMAX LTIP surrendered by a Company employee during the three and nine months ended September 30, 2016, respectively (2015 – nil and nil, respectively). No stock options were cancelled from its SOP surrendered by Company employees during the three and nine months ended September 30, 2016 and 2015.

As at September 30, 2016, options that are exercisable have an intrinsic value of $9.7 million and a weighted average remaining contractual life of 3.9 years. The intrinsic value of options exercised in the three and nine months ended September 30, 2016 was $0.5 million and $3.2 million, respectively (2015 — $1.2 million and $21.4 million, respectively).

Restricted Share Units

RSUs have been granted to employees, consultants and directors under the IMAX LTIP. Each RSU represents a contingent right to receive one common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date. The Company recorded an expense of $3.9 million and $11.6 million for the three and nine months ended September 30, 2016, respectively (2015 — $1.9 million and $6.2 million, respectively), related to RSU grants issued to employees and directors in the plan. In addition, the Company recorded an expense of $nil and $nil for the three and nine months ended September 30, 2016, respectively (2015 — less than $0.1 million and less than $0.1 million, respectively), related to RSU grants issued to certain advisors and strategic partners of the Company.

During the three and nine months ended September 30, 2016, in connection with the vesting of RSUs, the Company settled 27,416 and 271,032, respectively (2015 — 32,345 and 192,077, respectively) common shares to IMAX LTIP participants, of which 21,871 and 50,167, respectively (2015 — nil and 21,709, respectively) common shares, net of shares withheld for tax withholdings of 5,328 and 8,836, respectively (2015 — 5,763 and 5,981, respectively) were issued from treasury and 217 and 212,029, respectively (2015 — 26,582 and 164,387, respectively) common shares were settled through the open market purchases by the IMAX LTIP trustee.

Total stock-based compensation expense related to non-vested RSUs not yet recognized at September 30, 2016 and the weighted average period over which the awards are expected to be recognized is $26.8 million and 2.4 years, respectively (2015 — $16.4 million and 3.0 years, respectively). The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was $0.3 million and $2.6 million for the three and nine months ended September 30, 2016, respectively (2015 — $0.4 million and $2.0 million, respectively).

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

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP for the nine months ended September 30:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2016	2015	2016	2015
RSUs outstanding, beginning of period	973,637	595,834	$32.27	$27.13
Granted	465,968	337,557	31.70	34.39
Vested and settled	(271,032)	(192,077)	29.30	28.93
Forfeited	(28,435)	(19,499)	30.78	29.37

RSUs outstanding, end of period	1,140,138	721,815	32.78	29.99

As at September 30, 2016, the IMAX LTIP trustee held 176 shares purchased for less than $0.1 million in the open market to be issued upon the settlement of RSUs. The shares held with the trustee are recorded at cost and are reported as a reduction against capital stock on the condensed consolidated balance sheet.

Issuer Purchases of Equity Securities

On June 16, 2014, the Company’s board of directors approved a new $150.0 million share repurchase program for shares of the Company’s common stock, which program was amended on April 20, 2016 to increase the aggregate purchase allowance to $200.0 million. Purchases under the program commenced during the third quarter of 2014, and the program expires on June 30, 2017. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

During the three and nine months ended September 30, 2016, the Company repurchased 500,000 and 3,290,512 common shares, respectively (2015 — 1,000,000 and 1,000,000 common shares, respectively), at an average price of $29.32 and $30.48 per share, respectively (2015 — $34.25 and $34.25 per share, respectively). The retired shares were purchased for $14.7 million and $100.4 million, respectively (2015 — $34.3 million and $34.3 million, respectively). The average carrying value of the stock retired was deducted from common stock and the remaining excess over the average carrying value of stock was charged to accumulated deficit.

The total number of shares purchased during the three and nine months ended September 30, 2016 does not include any shares purchased in the administration of employee share-based compensation plans (which amounted to nil and 249,657 common shares, respectively, at an average price of $nil and $33.55 per share, respectively).

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

Impact of Stock-based Compensation Accounting Standard Update

ASU 2016-09, related to stock-based compensation, was issued in March 2016 and early adopted in June 2016. ASU 2016-09 eliminates the requirement to estimate and apply a forfeiture rate to reduce stock compensation expense during the vesting period and, instead, account for forfeitures as they occur. ASU 2016-09 requires that this change be adopted using the modified retrospective approach. The impact from the adoption of the provisions related to forfeiture rates was reflected on a modified retrospective basis resulting in a balance sheet reclass of $4.4 million decrease to Accumulated earnings, $0.9 million increase to Deferred income taxes and $5.3 million increase to Other equity. An increase in APIC and a reduction in stock-based compensation expense of $2.7 million for the nine month period ended September 30, 2016 was also recorded. Additionally, ASU 2016-09 addresses the presentation of excess tax benefits and employee taxes paid on the condensed consolidated statement of cash flows. The Company is required to present excess tax benefits as an operating activity on the condensed consolidated statement of cash flows, which is where the Company previously classified these items. ASU 2016-09 also requires the presentation of employee taxes as a financing activity on the condensed consolidated statement of cash flows. This change was reflected in the condensed consolidated statement of cash flows retrospectively. See Notes 2 and 11 for further discussion of the impact from the adoption of ASU 2016-09.

(b)	Income Per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Net income attributable to common shareholders	$2,525	$8,610	$19,843	$33,351
Less: Accretion charges associated with redeemable common stock	—	(263)	—	(747)

Net income applicable to common shareholders	$2,525	$8,347	$19,843	$32,604

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	67,067	70,152	69,673	68,988
Weighted average number of shares issued (repurchased) during the period	23	(453)	(1,620)	594

Weighted average number of shares used in computing basic income per share	67,090	69,699	68,053	69,582
Assumed exercise of stock options and RSUs, net of shares assumed repurchased	656	1,161	668	1,520

Weighted average number of shares used in computing diluted income per share	67,746	70,860	68,721	71,102

The calculation of diluted earnings per share excludes 2,570,983 and 2,834,896 shares, respectively that are issuable upon the vesting of 19,530 and 283,443 RSUs, respectively and the exercise of 2,551,453 and 2,551,453 stock options, respectively for the three and nine months ended September 30, 2016, as the impact would be antidilutive. The calculation of diluted earnings per share excludes 1,473,950 and 1,067,859 shares, respectively that are issuable upon the vesting of nil and 61,534 RSUs, respectively and the exercise of 1,473,950 and 1,006,325 stock options, respectively for the three and nine months ended September 30, 2015, as the impact would be antidilutive.

As part of the adoption of ASU 2016-09, the excess tax benefit is no longer included in the calculation of diluted shares under the treasury stock method. This has been applied prospectively.

(c)	Shareholder’s Equity Attributable to Common Shareholders

The following summarizes the movement of Shareholders’ Equity attributable to common shareholders for the nine months ended September 30, 2016:

Balance as at December 31, 2015	$624,791
Net income attributable to common shareholders	19,843
Adjustments to capital stock:
Cash received from the issuance of common shares	5,514
Issuance of common shares for vested RSUs	1,121
Fair value of stock options exercised at the grant date	2,104
Average carrying value of repurchased and retired common shares	(21,220)
Share held in treasury	(6)
Adjustments to other equity:
Employee stock options granted	10,092
Non-employee stock options granted and vested	30
Fair value of stock options exercised at the grant date	(2,104)
RSUs granted	12,242
RSUs vested	(8,793)
Stock exercised from treasury shares	(1,216)
Cash received from the issuance of common shares in excess of par value	1,682
Adjustments to accumulated deficit:
Common shares repurchased and retired	(79,158)
Adjustments to accumulated other comprehensive loss:
Unrealized net gain from cash flow hedging instruments	1,865
Realization of cash flow hedging net loss upon settlement	2,565
Foreign currency translation adjustments	(434)
Amortization of actuarial loss on postretirement benefit plan	51
Tax effect of movement in other comprehensive income	(1,166)

Balance as at September 30, 2016	$567,803

13.	Segmented Information

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

Transactions among the other segments are not significant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue(1)
IMAX theater systems
IMAX systems	$25,687	$30,153	$70,508	$64,632
Theater system maintenance	10,293	9,337	30,031	27,345
Joint revenue sharing arrangements	19,698	19,797	66,940	67,259

	55,678	59,287	167,479	159,236

Films
Production and IMAX DMR	21,549	20,865	78,767	75,144
Distribution	2,092	967	3,345	3,513
Post-production	2,327	761	6,436	5,259

	25,968	22,593	88,548	83,916

Other	4,904	3,221	14,394	11,320

Total	$86,550	$85,101	$270,421	$254,472

Gross margin
IMAX theater systems
IMAX systems(2)	$16,743	$13,109	$38,252	$34,831
Theater system maintenance	3,398	3,521	10,207	9,891
Joint revenue sharing arrangements(2)	10,980	12,130	44,716	46,816

	31,121	28,760	93,175	91,538

Films
Production and IMAX DMR(2)	12,448	13,929	52,398	55,642
Distribution(2)	258	15	(998)	(201)
Post-production	1,003	(48)	3,028	847

	13,709	13,896	54,428	56,288

Other	69	(267)	(251)	(421)

Total	$44,899	$42,389	$147,352	$147,405

(1)	The Company’s largest customer represented 11.2% and 14.3% of total revenues for the three and nine months ended September 30, 2016, respectively (2015 — 17.6% and 17.4%, respectively).
(2)

IMAX systems include marketing and commission costs of $0.8 million and $1.9 million for the three and nine months ended September 30, 2016, respectively (2015 — $0.9 million and $1.8 million, respectively). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $1.4 million and $2.9 million for the three and nine months ended September 30, 2016, respectively (2015 — $1.3 million and $2.7 million, respectively). Production and DMR segment margins include marketing costs of $4.2 million and $11.7 million for the three and nine months ended September 30, 2016, respectively (2015 — $3.4 million and $8.3 million, respectively). Distribution segment margins include marketing expense of $0.6 million and $2.1 million for the three and nine months ended September 30, 2016, respectively (2015 — cost recovery of less than $0.1 million and cost recovery of $0.1 million, respectively).

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
United States	$28,139	$27,914	$96,276	$95,945
Canada	2,368	3,412	9,992	8,440
Greater China	29,736	27,513	84,797	71,427
Asia (excluding Greater China)	10,665	11,007	25,034	26,732
Western Europe	6,140	7,100	26,522	24,139
Russia & the CIS	2,397	1,705	7,684	9,510
Latin America	1,408	2,459	8,562	7,849
Rest of the World	5,697	3,991	11,554	10,430

Total	$86,550	$85,101	$270,421	$254,472

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) classifications comprises more than 10% of the total revenue.

14.	Employee’s Pension and Postretirement Benefits

(a)	Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan (the “SERP”) covering Richard L. Gelfond, CEO of the Company.

The following table provides disclosure of the pension obligation for the SERP:

	September 30,	December 31,
	2016	2015
Projected benefit obligation:
Obligation, beginning of period	$19,478	$19,405
Interest cost	196	253
Actuarial gain	—	(180)

Obligation, end of period and unfunded status	$19,674	$19,478

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest cost	$65	$63	$196	$189

Pension expense	$65	$63	$196	$189

No contributions are expected to be made for the SERP during the remainder of 2016. The Company expects interest costs of $0.1 million to be recognized as a component of net periodic benefit cost during the remainder of 2016.

The accumulated benefit obligation for the SERP was $19.7 million at September 30, 2016 (December 31, 2015 — $19.5 million).

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2016 (three months remaining)	$—
2017	19,871
2018	—
2019	—
2020	—
Thereafter	—

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

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and nine months ended September 30, 2016, the Company contributed and expensed an aggregate of $0.3 million and $0.9 million, respectively (2015 — $0.2 million and $0.8 million, respectively) to its Canadian defined contribution plan and an aggregate of $0.1 million and $0.5 million, respectively (2015 — $0.2 million and $0.4 million, respectively) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits - Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at September 30, 2016 is $0.8 million (December 31, 2015 — $0.8 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and nine months ended September 30, 2016, respectively (2015 — less than $0.1 million and less than $0.1 million, respectively).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2016 (three months remaining)	$34
2017	54
2018	60
2019	66
2020	33
Thereafter	539

Total	$786

(d)	Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees upon meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. The postretirement benefits obligation as at September 30, 2016 is $1.9 million (December 31, 2015 — $1.8 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and nine months ended September 30, 2016, respectively (2015 — less than $0.1 million and $0.1 million, respectively).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2016 (three months remaining)	$96
2017	100
2018	108
2019	115
2020	117
Thereafter	1,330

Total	$1,866

15.	Financial Instruments

(a)	Financial Instruments

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

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at September 30, 2016		As at December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$218,104	$218,104	$317,449	$317,449
Net financed sales receivable	$110,054	$110,260	$106,286	$108,184
Net investment in sales-type leases	$8,843	$9,142	$10,945	$11,154
Available-for-sale investment	$1,000	$1,012	$1,000	$997
Convertible loan receivable	$1,000	$1,000	$—	$—
Foreign exchange contracts — designated forwards	$7	$7	$(4,423)	$(4,423)
Borrowings under the Playa Vista Loan	$(28,167)	$(28,167)	$(29,667)	$(29,667)

Cash and cash equivalents are comprised of cash and interest-bearing investments with original maturity dates of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value (Level 1 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2016 and December 31, 2015, respectively.

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2016 and December 31, 2015, respectively.

The fair value of the Company’s available-for-sale investment is determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2016 and December 31, 2015, respectively.

The fair value of the Company’s convertible loan receivable approximates market value as at September 30, 2016, as the loan was issued in the last month of the quarter (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy).

The fair value of foreign currency derivatives is determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2016 and December 31, 2015, respectively. These identical instruments are traded on a closed exchange.

The carrying value of borrowings under the Playa Vista Loan approximates fair value as the interest rates offered under the Playa Vista Loan are close to September 30, 2016 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2016.

There were no significant transfers between Level 1 and Level 2 during the nine months ended September 30, 2016 or 2015. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

There were no transfers in or out of the Company’s level 3 assets during the nine months ended September 30, 2016.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at September 30, 2016			As at December 31, 2015
	Minimum	Financed		Minimum	Financed
	Lease	Sales		Lease	Sales
	Payments	Receivables	Total	Payments	Receivables	Total
In good standing	$7,974	$108,375	$116,349	$10,252	$105,352	$115,604
Pre-approved transactions	—	1,387	1,387	—	757	757
Transactions suspended	1,541	935	2,476	1,365	745	2,110

	$9,515	$110,697	$120,212	$11,617	$106,854	$118,471

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at September 30, 2016		As at December 31, 2015
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance
Net investment in leases	$1,541	$(672)	$1,365	$(672)
Net financed sales receivables	935	(643)	745	(568)

Total	$2,476	$(1,315)	$2,110	$(1,240)

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

The Company’s aged financing receivables are as follows:

	As at September 30, 2016
					Related			Recorded
	Accrued			Billed	Unbilled	Total		Investment
	and			Financing	Recorded	Recorded	Related	Net of
	Current	30-89 Days	90+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$84	$81	$771	$936	$8,579	$9,515	$(672)	$8,843
Net financed sales receivables	2,038	883	2,489	5,410	105,287	110,697	(643)	110,054

Total	$2,122	$964	$3,260	$6,346	$113,866	$120,212	$(1,315)	$118,897

	As at December 31, 2015
					Related			Recorded
	Accrued			Billed	Unbilled	Total		Investment
	and			Financing	Recorded	Recorded	Related	Net of
	Current	30-89 Days	90+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$840	$177	$446	$1,463	$10,154	$11,617	$(672)	$10,945
Net financed sales receivables	908	1,013	1,177	3,098	103,756	106,854	(568)	106,286

Total	$1,748	$1,190	$1,623	$4,561	$113,910	$118,471	$(1,240)	$117,231

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at September 30, 2016
					Related		Recorded
	Accrued			Billed	Unbilled		Investment
	and			Financing	Recorded	Related	Past Due
	Current	30-89 Days	90+ Days	Receivables	Investment	Allowance	and Accruing
Net investment in leases	$12	$53	$315	$380	$2,424	$—	$2,804
Net financed sales receivables	546	522	2,463	3,531	23,103	—	26,634

Total	$558	$575	$2,778	$3,911	$25,527	$—	$29,438

	As at December 31, 2015
					Related		Recorded
	Accrued			Billed	Unbilled		Investment
	and			Financing	Recorded	Related	Past Due
	Current	30-89 Days	90+ Days	Receivables	Investment	Allowance	and Accruing
Net investment in leases	$41	$47	$205	$293	$1,076	$—	$1,369
Net financed sales receivables	129	224	839	1,192	10,795	—	11,987

Total	$170	$271	$1,044	$1,485	$11,871	$—	$13,356

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

	For the Three Months Ended September 30, 2016
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$748	$269	$(643)	$748	$—

Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—

Total recorded investment in impaired loans:

Net financed sales receivables	$748	$269	$(643)	$748	$—

	For the Three Months Ended September 30, 2015
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$525	$53	$(494)	$525	$—

Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—

Total recorded investment in impaired loans:

Net financed sales receivables	$525	$53	$(494)	$525	$—

	For the Nine Months Ended September 30, 2016
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$748	$269	$(643)	$674	$—

Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—

Total recorded investment in impaired loans:

Net financed sales receivables	$748	$269	$(643)	$674	$—

	For the Nine Months Ended September 30, 2015
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$525	$53	$(494)	$525	$—

Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—

Total recorded investment in impaired loans:

Net financed sales receivables	$525	$53	$(494)	$525	$—

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables are as follows:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Net Investment	Net Financed	Net Investment	Net Financed
	in Leases	Sales Receivables	in Leases	Sales Receivables
Allowance for credit losses:

Beginning balance	$672	$643	$672	$568
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision	—	—	—	75

Ending balance	$672	$643	$672	$643

Ending balance: individually evaluated for impairment	$672	$643	$672	$643

Financing receivables:

Ending balance: individually evaluated for impairment	$9,515	$110,697	$9,515	$110,697

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Net Investment	Net Financed	Net Investment	Net Financed
	in Leases	Sales Receivables	in Leases	Sales Receivables
Allowance for credit losses:

Beginning balance	$972	$494	$972	$494
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision	—	—	—	—

Ending balance	$972	$494	$972	$494

Ending balance: individually evaluated for impairment	$972	$494	$972	$494

Financing receivables:

Ending balance: individually evaluated for impairment	$12,032	$103,418	$12,032	$103,418

(d)	Foreign Exchange Risk Management

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

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at September 30, 2016 (the “Foreign Currency Hedges”), with settlement dates throughout 2016 and 2017. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statements of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statements of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statements of operations. The Company currently does not hold any derivatives which are not designated as hedging instruments and therefore no gain or loss pertaining to an ineffective portion has been recognized.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value of foreign exchange contracts:

	September 30,	December 31,
	2016	2015
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$26,869	$30,710

Fair value of derivatives in foreign exchange contracts:

		September 30,	December 31,
	Balance Sheet Location	2016	2015
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$734	$—
	Accrued and other liabilities	(727)	(4,423)

		$7	$(4,423)

Derivatives in Foreign Currency Hedging relationships for the nine months ended September 30:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Foreign exchange contracts — Forwards	Derivative (Loss) Gain Recognized in OCI (Effective Portion)	$(293)	$(2,309)	$1,865	$(4,983)

	Location of Derivative Loss Reclassified from AOCI	Three Months Ended September 30,		Nine Months Ended September 30,
	into Income (Effective Portion)	2016	2015	2016	2015
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$(572)	$(1,045)	$(2,565)	$(2,196)

The Company’s estimated net amount of the existing gains as at September 30, 2016 is $0.1 million, which is expected to be reclassified to earnings within the next twelve months

(e)	Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 or FASB ASC 320, as appropriate. As at September 30, 2016, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2015 — $1.0 million). The Company’s accumulated losses in excess of its equity investment were $1.4 million as at September 30, 2016, and are classified in Accrued and other liabilities. For the three months ended September 30, 2016, gross revenues, cost of revenue and net loss for the Company’s investments were $nil, $1.6 million and $1.5 million, respectively (2015 — $nil, $1.9 million and $1.8 million, respectively). For the nine months ended September 30, 2016, gross revenues, cost of revenue and net loss for the Company’s investments were $0.3 million, $6.0 million and $5.6 million, respectively (2015 — $nil, $6.4 million and $6.2 million, respectively). The Company has determined it is not the primary beneficiary of this VIE, and therefore this entity has not been consolidated. In the third quarter of 2016, the Company issued a convertible loan of $1.0 million to this entity with a term of 3 years with an annual effective interest rate of 5.0%. The instrument is classified as an available-for-sale investment due to certain features that allow for conversion to common stock in the entity in the event of certain triggers occurring. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under the FASB ASC 320 and is recorded at a fair value of $nil at September 30, 2016 (December 31, 2015 — $nil). This investment was classified as an available-for-sale investment. Furthermore, the Company has an investment of $1.0 million (December 31, 2015 — $1.0 million) in the shares of an exchange traded fund. This investment is also classified as an available-for-sale investment. The Company has an investment of $2.5 million in the preferred shares of an enterprise which meet the criteria for classification as an equity security under FASB ASC 325. In the three and nine months ended September 30, 2016, respectively, the Company recognized an other-than-temporary impairment of $nil and $0.2 million in the condensed consolidated statements of operations (2015 — $nil and $0.4 million, respectively). The total carrying value of investments in new business ventures at September 30, 2016 is $1.0 million (December 31, 2015 — $2.2 million) and is recorded in Other assets.

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

The following summarizes the movement of the non-controlling interest in shareholders’ equity, in the Company’s subsidiary for the nine months ended September 30, 2016:

Balance as at December 31, 2015	$49,959
Net income	8,015
Other comprehensive loss	(1,415)

Balance as at September 30, 2016	$56,559

(b)	Other Non-Controlling Interest

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

The following summarizes the movement of the non-controlling interest in temporary equity, in the Company’s subsidiary for the nine months ended September 30, 2016:

Balance as at December 31, 2015	$3,307
Net loss	(614)

Balance as at September 30, 2016	$2,693

IMAX CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters”. IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as such, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. There were 1,145 IMAX theater systems (1,037 commercial multiplexes, 16 commercial destinations, 92 institutional) operating in 74 countries as of September 30, 2016. This compares to 1,008 theater systems (887 commercial multiplexes, 19 commercial destinations, 102 institutional) operating in 66 countries as of September 30, 2015.

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

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. To that end, the Company introduced its next-generation laser-based digital projection system at the end of 2014, which was co-developed with Barco N.V and incorporates exclusive technology developed or otherwise obtained by the Company. The Company believes that the IMAX laser-based projectors present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The laser projection solution is the first IMAX digital projection system capable of illuminating the largest screens in its network. As at September 30, 2016, 33 laser-based digital systems were operational.

The Company is also undertaking new lines of business, with a focus on location-based experiences, alternative forms of in-cinema entertainment and in-home entertainment. In the second quarter of 2016, the Company announced its comprehensive virtual reality (“VR”) strategy to develop a premium, location-based VR offering that will deliver immersive, multi-dimensional experiences, including entertainment content and games, to multiplexes, malls and other commercial destinations. The Company’s VR initiative is premised on a unique combination of high quality content, proprietary design and premium technology. The Company has also partnered with Google to design and develop a cinema-grade IMAX VR camera, which will enable filmmakers and content creators to capture and deliver high-quality, 360-degree content experiences to audiences.

The Company’s VR experiences will include content developed by the Company’s studio partners and independent producers, as well as premium content created through use of the IMAX VR camera. The Company intends to deliver premium VR experiences in IMAX VR centers, which are expected to be located in both stand-alone, arcade-like venues, as well as shopping centers and multiplexes that are retrofitted with proprietary VR pods that permit interactive, moveable VR experiences. The Company plans to open several IMAX VR pilot sites over the coming months, beginning with a sales center in Los Angeles, California and a pilot location in Manchester, England that the Company will be launching in partnership with ODEON & UCI Cinemas Group. Through its VR initiative, the Company sees a unique opportunity to combine premium equipment, more robust computing power, and specially designed spaces to create a highly differentiated, destination-based VR experience that will draw audiences out of their homes, similar to the strategy it has successfully employed in the cinema space. In addition, the Company is working with Starbreeze AB, a Swedish-based independent creator, publisher and distributor of high quality VR entertainment content and hardware, and Acer Inc., to incorporate next-generation headset-mounted display technology that offers industry-leading resolution and an extra-wide peripheral field of view.

The Company is also focusing on alternative forms of in-cinema entertainment, including original content. In 2014, the Company announced the creation of the IMAX Original Film Fund (the “Film Fund”) to co-finance a portfolio of 10 original large format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company, which will contribute $9.0 million to the Film Fund over five years starting in 2014, anticipates the Film Fund will be self-perpetuating, with a portion of box office proceeds reinvested into the Film Fund to generate a continuous flow of high-quality documentary content. To date, the Film Fund has invested $7.7 million toward the development of original films.

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

With respect to in-home entertainment, the Company has announced new home theater initiatives, including a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater system. Since announcing the joint venture in 2013 and introducing the new private home theater in 2015, the Company has signed agreements for more than 130 premium home theater systems. Beyond its premium home theater, the Company is also developing other components of broader home entertainment platform designed to allow consumers to experience elements of The IMAX Experience® in their homes.

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

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network, which has grown by approximately 488% since the beginning of 2008. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box-office. The Company funds its joint revenue sharing arrangements through cash flows from operations. As at September 30, 2016, the Company had 592 theaters in operation under joint revenue sharing arrangements, an 18.9% increase as compared to the 498 joint revenue sharing arrangements open as at September 30, 2015. The Company also had contracts in backlog for an additional 389 theaters under joint revenue sharing arrangements as at September 30, 2016.

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

Other Theater Revenues

The Company derives a small portion of its revenues from other sources. As at September 30, 2016, the Company had two owned and operated IMAX theaters (December 31, 2015 — three owned and operated theaters). In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to three other theaters. The Company also rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers. Additionally, the Company generates revenues from the sale of after-market parts and 3D glasses.

Revenue from theater system arrangements is recognized at a different time from when cash is collected. See “Critical Accounting Policies” in Item 1 of the Company’s Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) for further discussion on the Company’s revenue recognition policies.

IMAX Theater Network

The following table outlines the breakdown of the theater network by type and geographic location as at September 30:

	2016 Theater Network Base				2015 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	348	5	41	394	333	6	48	387
Canada	37	2	7	46	37	2	8	47
Greater China(1)	354	—	17	371	258	—	17	275
Asia (excluding Greater China)	88	2	4	94	76	3	6	85
Western Europe	73	6	10	89	65	7	10	82
Russia & the CIS	50	—	—	50	48	—	—	48
Latin America(2)	38	—	11	49	34	—	11	45
Rest of the World	49	1	2	52	36	1	2	39

Total	1,037	16	92	1,145	887	19	102	1,008

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

As of September 30, 2016, 38.4% of IMAX systems in operation were located in the United States and Canada compared to 43.1% as at September 30, 2015.

To minimize the Company’s credit risk, the Company retains title to the underlying theater systems under lease arrangements, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

The Company currently believes that over time its commercial multiplex theater network could grow to approximately 2,450 IMAX theaters worldwide from 1,037 commercial multiplex IMAX theaters operating as September 30, 2016. While the Company continues to grow in the United States and Canada, it believes that the majority of its future growth will come from international markets. As at September 30, 2016, 61.6% of IMAX theater systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 56.9% as at September 30, 2015. Revenues and gross box-office derived from outside the United States and Canada continues to exceed revenues and gross box-office from the United States and Canada. Risks associated with the Company’s international business are outlined in Risk Factors – “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2015 Form 10-K.

Greater China continues to be the Company’s second-largest and fastest-growing market. The Company’s Greater China operations have accounted for an increasingly significant portion of its overall revenues, with nearly 31% of overall revenues generated from the Company’s China operations in the nine months ended September 30, 2016. As at September 30, 2016, the Company had 371 theaters operating in Greater China with an additional 381 theaters in backlog that are scheduled to be installed in Greater China by 2022. The Company’s backlog in Greater China represents 69.7% of the Company’s current backlog. The Company continues to invest in joint revenue sharing arrangements with select partners to ensure ongoing revenue in this key market. The Company’s largest single international partnership is in China with Wanda Cinema Line Corporation (“Wanda”). In the third quarter of 2016, the Company and Wanda signed an agreement for an additional 150 theater systems under a joint revenue sharing arrangement. This increases Wanda’s total commitment to the Company to 360 theater systems, of which 345 theater systems are under the parties’ joint revenue sharing arrangement. Furthermore, the Company has a partnership with CJ CGV Holdings, Ltd., for a commitment of 120 theater systems, of which 100 theater systems will be located in China. In addition, in the second quarter of 2016, the Company and Guangzhou JinYI Media Corporation (“JinYi”) expanded its existing commitment to include 40 theater systems under a joint revenue sharing arrangement. With the addition of these theater systems, JinYi’s total commitment to the Company is for 60 theater systems, all of which are located in China. See Risk Factors – “The Company faces risks in connection with the continued expansion of its business in China” in Item 1A of the Company’s 2015 Form 10-K.

In 2014, the Company completed the sale and issuance of 20% of the shares of the Company’s subsidiary, IMAX China Holding, Inc. (“IMAX China”), to entities owned and controlled by CMC Capital Partners (“CMC”), an investment fund that is focused on media and entertainment, and FountainVest Partners (“FountainVest”), a China-focused private equity firm. The sale price for the interest was $80.0 million, and was paid by the investors in two equal installments on April 8, 2014 and February 10, 2015 (collectively, the “IMAX China Investment”).

Thereafter, on October 8, 2015, IMAX China completed an initial public offering of its ordinary shares on the Main Board of the Hong Kong Stock Exchange Limited (the “IMAX China IPO”). Following the IMAX China IPO, the Company continues to indirectly own approximately 68.5% of IMAX China, which remains a consolidated subsidiary of the Company.

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at September 30:

	2016			2015
	IMAX Commercial Multiplex Theater Network			IMAX Commercial Multiplex Theater Network
	JRSA	Sale / Sales- type lease	Total	JRSA	Sale / Sales- type lease	Total
Domestic Total (United States & Canada)	264	121	385	254	116	370

International:
Greater China	221	133	354	159	99	258
Asia (excluding Greater China)	50	38	88	40	36	76
Western Europe	42	31	73	37	28	65
Russia & the CIS	—	50	50	—	48	48
Latin America	—	38	38	—	34	34
Rest of the World	15	34	49	8	28	36

International Total	328	324	652	244	273	517

Worldwide Total	592	445	1,037	498	389	887

As at September 30, 2016, 264 (2015 — 254) of the 592 (2015 — 498) theaters under joint revenue sharing arrangements in operation, or 44.6% (2015 — 51.0%) were located in the United States and Canada, with the remaining 328 (2015 — 244) or 55.4% (2015 — 49.0%) of arrangements being located in international markets. The Company continues to seek to expand its network of theaters under joint revenue sharing arrangements, particularly in select international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	September 30, 2016			September 30, 2015
	Number of Systems		Dollar Value (in thousands)	Number of Systems		Dollar Value (in thousands)
Sales and sales-type lease arrangements	158		$197,730	175		$228,907
Joint revenue sharing arrangements	389		55,456	209		47,664

	547	(1)(2)	$253,186	384	(1)(3)	$276,571

(1)

Includes 20 laser-based digital theater system configurations (2015 – 69), including upgrades. The Company continues to develop and roll out its laser-based digital projection system. See “Research and Development” in Item 2 of this Part I for additional information.

(2)	Includes five upgrades to a laser-based digital theater system, in existing IMAX theater locations.
(3)	Includes 20 upgrades to a digital theater system, in existing IMAX theater locations (two xenon configurations and 18 laser configurations, of which four are under joint revenue sharing arrangements).

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

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at September 30:

	2016			2015
	IMAX Theater Backlog			IMAX Theater Backlog
	JRSA	Sale / Lease	Total	JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	44	11	55	30	21	51

International:
Greater China	315	66	381	152	66	218
Asia (excluding Greater China)	16	21	37	12	20	32
Western Europe	9	7	16	8	8	16
Russia & the CIS	—	22	22	—	23	23
Latin America	—	16	16	—	22	22
Rest of the World	5	15	20	7	15	22

International Total	345	147	492	179	154	333

Worldwide Total	389	158	547	209	175	384

Approximately 89.9% of IMAX theater system arrangements in backlog as at September 30, 2016 are scheduled to be installed in international markets (2015 – 86.7%).

The following reflects the Company’s signings and installations:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
Theater System Signings:
Full new sales and sales-type lease arrangements	5		11		52		42	(1)
New joint revenue sharing arrangements	156		22		238		39

Total new theaters	161		33		290		81
Upgrades of IMAX theater systems	1		2		3		5

Total theater signings	162		35		293		86

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
Theater System Installations:
Full new sales and sales-type lease arrangements	15		12		33	(2)	32	(2)
New joint revenue sharing arrangements	33		22		63		48

Total new theaters	48		34		96		80
Upgrades of IMAX theater systems	2	(3)	10	(3)	13	(4)(5)	12	(4)(5)

Total theater installations	50		44		109		92

(1)	Includes one signing which replaced a theater system under an existing arrangement in backlog.
(2)	Includes one used theater system (2015 – one theater system).
(3)

Includes two installations of an upgrade to a laser-based digital system under sales and sales-type lease arrangements (2015 – nine laser-based digital systems, seven under a sales and sales-type lease arrangement, one under a short-term operating lease arrangement and one under a joint revenue sharing arrangement).

(4)

Includes 11 installations of an upgrade to a laser-based digital system under sales and sales-type lease arrangements (2015 – 10 laser-based digital systems, eight under a sales and sales-type lease arrangement, one under a short-term operating lease arrangement and one under a joint revenue sharing arrangement).

(5)

Includes two installations of an upgrade to a xenon-based digital system under sales arrangements (2015 – two xenon-based digital systems, one under a sales and sales-type lease arrangement and one under a short-term operating lease arrangement).

The Company now expects that it will install 155 new theater systems (excluding upgrades) in 2016. The Company’s installation estimates includes scheduled systems from backlog, as well as the Company’s estimate of installations from arrangements that will sign and install in the same calendar year. The Company cautions, however, that theater system installations may slip from period to period over the course of the Company’s business, usually for reasons beyond its control.

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

IMAX films benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting selected scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by shooting the film in a larger aspect ratio. Certain films also enjoy early release windows in IMAX, including Everest: An IMAX 3D Experience and The Walk: The IMAX Experience, which were released one week early in IMAX theaters in September 2015. Several recent films have featured select sequences shot with IMAX cameras including Captain America: Civil War: An IMAX 3D Experience, released in May 2016; Batman v Superman: Dawn of Justice: An IMAX 3D Experience, released in March 2016; Star Wars: The Force Awakens: An IMAX 3D Experience, released in December 2015; Interstellar: The IMAX Experience, released in November 2014; and Transformers Age of Extinction: An IMAX 3D Experience, released in June 2014. In addition, Marvel’s Avengers: Infinity War — Part 1: An IMAX 3D Experience and Avengers: Infinity War — Part 2: An IMAX 3D Experience are expected to be shot in their entireties using the IMAX camera, which is the second time a full feature length movie will be filmed with the IMAX cameras. Sully: The IMAX Experience, released in August 2016, was shot with IMAX cameras for a majority of the film.

The original soundtrack of a film to be released to the IMAX theater network is re-mastered for the IMAX six or twelve-channel digital sound systems in connection with the IMAX DMR release. Unlike the soundtracks played in conventional theaters, IMAX re-mastered soundtracks are uncompressed and full fidelity. IMAX sound systems use proprietary loudspeaker systems and proprietary surround sound configurations that ensure every theater seat is in a good listening position.

The Company believes that the growth in international box-office is an important driver of future growth for the Company. During nine months ended September 30, 2016, 62.8% of the Company’s gross box-office from IMAX DMR films was generated in international markets, as compared to 63.7% in the nine months ended September 30, 2015. To support growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets. During 2015, eleven local language IMAX DMR films, including eight in China and three in Japan were released to the IMAX theater network. During the nine months ended September 30, 2016, eleven local language IMAX DMR films, including eight in China, two in Russia and one in Japan were released to the IMAX theater network. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX theater network in the remainder of 2016 and beyond.

In addition to the 42 IMAX DMR films released to the IMAX theater network during the first nine months ended September 30, 2016, five additional IMAX DMR films have been announced so far to be released in the remaining three months of 2016:

•	Inferno: The IMAX Experience (Sony Pictures, October 2016);

•	Jack Reacher: Never Go Back: The IMAX Experience (Paramount Pictures, October 2016);

•	Doctor Strange: The IMAX Experience (Walt Disney Studios, November 2016);

•	Fantastic Beasts and Where to Find Them: The IMAX Experience (Warner Bros. Pictures, November 2016); and

•	Rogue One: A Star Wars Story: The IMAX Experience (Walt Disney Studios, December 2016).

In addition, the Company released an IMAX documentary film, Voyage of Time, on October 7, 2016.

To date, the Company has announced the following 24 titles to be released in 2017 to the IMAX theater network:

•	xXx: Return of Xander Cage: The IMAX Experience (Paramount Pictures, January 2017);

•	Resident Evil: The Final Chapter: The IMAX Experience (Sony Pictures, February 2017);

•	Attraction: The IMAX Experience (Art Pictures Studio, January 2017, Russia only);

•	The Lego Batman Movie: The IMAX Experience (Warner Bros. Pictures, February 2017);

•	The Great Wall: The IMAX Experience (Legendary East Ltd., February 2017);

•	Logan: The IMAX Experience (20th Century Fox, March 2017);

•	Kong: Skull Island: The IMAX Experience (Warner Bros. Pictures, March 2017);

•	Beauty and The Beast: The IMAX Experience (Walt Disney Studios, March 2017);

•	Ghost in the Shell: The IMAX Experience (Paramount Pictures, March 2017);

•	Fast 8: The IMAX Experience (Universal Pictures, April 2017);

•	Guardians of the Galaxy Vol. 2: The IMAX Experience (Walt Disney Studios, May 2017);

•	Pirates of the Caribbean: Dead Men Tell No Tales: The IMAX Experience (Walt Disney Studios, May 2017);

•	Wonder Woman: The IMAX Experience (Warner Bros. Pictures, June 2017);

•	The Mummy: The IMAX Experience (Universal Pictures, June 2017);

•	Transformers: The Last Knight: The IMAX Experience (Paramount Pictures, June 2017);

•	Spider-Man: Homecoming: The IMAX Experience (Sony Pictures-distributed and Marvel Studios and Sony Pictures-produced, July 2017);

•	Dunkirk: The IMAX Experience (Warner Bros. Pictures, July 2017);

•	The Solutrean: The IMAX Experience (Sony Pictures, September 2017);

•	The Lego Ninjago Movie: The IMAX Experience (Warner Bros. Pictures, September 2017);

•	Blade Runner 2049: The IMAX Experience (Warner Bros. Pictures, October 2017);

•	Geostorm: The IMAX Experience (Warner Bros. Pictures, October 2017);

•	Thor: Ragnarök: The IMAX Experience (Walt Disney Studios, November 2017);

•	Justice League: The IMAX Experience (Warner Bros. Pictures, November 2017); and

•	Star Wars: Episode VIII: The IMAX Experience (Walt Disney Studios, December 2017).

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate, and anticipates that the number of IMAX DMR films to be released to the IMAX network in 2017 will be similar to the 47 IMAX DMR films slated for release in 2016.

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

Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015

The Company reported net income of $4.4 million or $0.07 per basic and diluted share for the third quarter of 2016 as compared to net income of $10.5 million or $0.15 per basic share and $0.14 per diluted share for the third quarter of 2015. Net income for the third quarter of 2016 includes a $7.7 million charge, or $0.11 per diluted share (2015 — $4.3 million or $0.06 per diluted share), for stock-based compensation. Adjusted net income, which consists of net income excluding the impact of stock-based compensation and the related tax impact, was $9.9 million, or $0.15 per diluted share, for the third quarter of 2016 as compared to adjusted net income of $13.9 million, or $0.19 per diluted share, for the third quarter of 2015. Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation and the related tax impact, was $7.9 million, or $0.12 per diluted share, for the third quarter of 2016 as compared to adjusted net income attributable to common shareholders of $12.0 million, or $0.17 per diluted share, for the third quarter of 2015. A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

(In thousands of U.S. dollars, except per share amounts)	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$4,384	$0.07	$10,514	$0.14	(1)
Adjustments:
Stock-based compensation	7,742	0.11	4,252	0.06
Tax impact on items listed above	(2,210)	(0.03)	(901)	(0.01)

Adjusted net income	9,916	0.15	13,865	0.19	(1)
Net income attributable to non-controlling interests	(1,859)	(0.03)	(1,904)	(0.02)
Stock-based compensation (net of tax of less than $0.1 million) attributable to non-controlling interests	(128)	—	—	—

Adjusted net income attributable to common shareholders	$7,929	$0.12	$11,961	$0.17	(1)

Weighted average diluted shares outstanding		67,746		70,860

(1)	Includes impact $0.3 million of accretion charges associated with redeemable Class C shares of IMAX China.

The following table sets forth the breakdown of revenue and gross margin by category for the three months ended September 30:

(In thousands of U.S. dollars)	Revenue		Gross Margin
	2016	2015	2016	2015
IMAX Theater Systems
IMAX Systems
Sales and sales-type leases(1)	$21,804	$26,635	$12,936	$9,775
Ongoing rent, fees, and finance income(2)	3,883	3,518	3,807	3,334
Other	4,904	3,221	69	(267)

	30,591	33,374	16,812	12,842

Theater System Maintenance	10,293	9,337	3,398	3,521

Joint Revenue Sharing Arrangements	19,698	19,797	10,980	12,130

Film
Production and IMAX DMR	21,549	20,865	12,448	13,929
Film distribution and post-production	4,419	1,728	1,261	(33)

	25,968	22,593	13,709	13,896

	$86,550	$85,101	$44,899	$42,389

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the third quarter of 2016 increased 1.7% to $86.6 million from $85.1 million in third quarter of 2015, primarily due to an increase in revenues from the Company’s film distribution and post-production segment, mostly offset by a decrease in revenue from the IMAX systems segment. The gross margin across all segments in the third quarter of 2016 was $44.9 million, or 51.9% of total revenue, compared to $42.4 million, or 49.8% of total revenue in the third quarter of 2015.

IMAX Systems

IMAX systems revenue decreased 8.3% to $30.6 million in the third quarter of 2016 as compared to $33.4 million in third quarter of 2015. The Company installed 17 theater systems under sales or sales-type lease arrangements in the third quarter of 2016 versus 20 theater systems in the third quarter of 2015.

Revenue from sales and sales-type leases was $21.8 million in the third quarter of 2016, as compared to $26.6 million in the third quarter of 2015. The Company recognized revenue on 15 full, new theater systems which qualified as either sales or sales-type leases in the third quarter of 2016, with a total value of $19.0 million, versus 12 full, new theater systems in the third quarter of 2015 with a total value of $14.5 million. The Company also recognized revenue on the installation of two laser-based digital upgrades in the third quarter of 2016, with a total value of $2.6 million under sales arrangements, as compared to seven laser-based digital upgrades and one xenon-based digital upgrade in the third quarter of 2015, with a total value of $10.4 million. Digital upgrades typically have a lower sales prices and gross margin than full theater system installations.

Average revenue per full, new sales and sales-type lease systems was $1.3 million for the three months ended September 30, 2016, as compared to $1.2 million in the three months ended September 30, 2015. The average revenue per full, new sales and sales-type lease systems varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors. Average revenue per digital upgrade was $1.3 million for the three months ended September 30, 2016, which was consistent with the three months ended September 30, 2015.

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

	Three Months Ended September 30,
	2016		2015
New IMAX digital theater systems - installed and recognized
Sales and sales-types lease arrangements	15		12	(1)
Joint revenue sharing arrangements	33		22

Total new theater systems	48		34

IMAX digital theater system upgrades - installed and recognized
Sales and sales-types lease arrangements	2	(1)	8	(1)
Short-term operating lease arrangements	—		1	(1)
Joint revenue sharing arrangements	—		1	(1)

Total upgraded theater systems	2		10

Total theater systems installed	50		44

(1)	Includes two laser-based digital system configurations under sales arrangements (2015 – one new laser-based digital system configuration and nine laser-based digital system configuration upgrades).

IMAX theater system margin from full, new sales and sales-type lease systems was 68.8% in the third quarter of 2016 which was higher than the 58.6% experienced in the third quarter of 2015. The stronger margin was driven by variances in the product mix of systems installed in the third quarter of 2016 as compared to the prior year period. Gross margin from digital upgrades was less than $0.1 million in the third quarter of 2016, as compared to $1.2 million in the third quarter of 2015. Gross margin varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location and other various factors.

Revenues from sales and sales-type leases include settlement revenue of $0.2 million in the third quarter of 2016, as compared to $nil in the third quarter of 2015.

Ongoing rent revenue and finance income was $3.9 million in the third quarter of 2016 compared to $3.5 million in the third quarter of 2015. Gross margin for ongoing rent and finance income increased 14.2% to $3.8 million in the third quarter of 2016 from $3.3 million in the third quarter of 2015. Contingent fees included in this caption amounted to $0.9 million and $0.8 million in the three months ended September 30, 2016 and 2015, respectively.

Other revenue increased to $4.9 million in the third quarter of 2016 as compared to $3.2 million in 2015. Other revenue primarily includes revenue generated from the Company’s theater operations, camera rental business and after-market sales of projection system parts and 3D glasses. The growth in revenue is primarily the result of an increase in revenue from after-market sales and camera rentals during third quarter of 2016 as compared to the prior year period.

The gross margin recognized from other revenue was $0.1 million in the third quarter of 2016 as compared to a loss of $0.3 million in the third quarter of 2015, primarily driven by higher margins from the Company’s camera rentals in the current period versus the prior year comparative period.

Theater System Maintenance

Theater system maintenance revenue increased 10.2% to $10.3 million in the third quarter of 2016 from $9.3 million in the third quarter of 2015. Theater system maintenance gross margin was $3.4 million in the third quarter of 2016 versus $3.5 million in the third quarter of 2015, due to the number and nature of maintenance issues experienced in the current quarter versus the prior year comparative period. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenues from joint revenue sharing arrangements was relatively consistent at $19.7 million in the third quarter of 2016 and $19.8 million in the third quarter of 2015. The Company ended the third quarter of 2016 with 592 theaters operating under joint revenue sharing arrangements, as compared to 498 theaters at the end of the third quarter of 2015, an increase of 18.9%. The decrease in revenues from joint revenue sharing arrangements was largely due to lower film box-office performance versus the prior year period, offset by an increase in the number of theater systems installed in the current period coupled with continued network growth. During the third quarter of 2016, the Company installed 33 full, new theaters under joint revenue sharing arrangements, as compared to 22 full new theaters during the third quarter of 2015.

The gross margin from joint revenue sharing arrangements decreased 9.5% to $11.0 million in the third quarter of 2016 from $12.1 million in the third quarter of 2015. Included in the calculation of gross margin for the third quarter of 2016 were certain advertising, marketing and commission costs primarily associated with new theater launches of $1.4 million, as compared to $1.3 million during the third quarter of 2015.

Film

Revenue from the Company’s film segments increased 14.9% to $26.0 million in the third quarter of 2016 from $22.6 million in the third quarter of 2015 primarily due to higher film distribution and post-production revenue. Film production and IMAX DMR revenues increased 3.3% to $21.5 million in the third quarter of 2016 from $20.9 million in the third quarter of 2015, mostly the result of continued theater network growth. Gross box-office generated by IMAX DMR films decreased 1.8% to $186.3 million in the third quarter of 2016 from $189.8 million in the third quarter of 2015. Gross box-office per screen for the third quarter of 2016 averaged $184,700, in comparison to $220,500 in the third quarter of 2015. In the third quarter of 2016, gross box-office was generated primarily by the exhibition of 29 films (21 new and 8 carryovers), as compared to 21 films (14 new and 7 carryovers) exhibited in the third quarter of 2015:

Three Months Ended September 30, 2016 - Films Exhibited	Three Months Ended September 30, 2015 - Films Exhibited

The Crew: An IMAX 3D Experience	Wolf Totem: An IMAX 3D Experience

The Jungle Book: An IMAX 3D Experience	The Avengers: Age of Ultron: An IMAX 3D Experience

Alice in Wonderland: Through the Looking Glass: An IMAX 3D Experience	Jurassic World: An IMAX 3D Experience

Teenage Mutant Ninja Turtles: Out of the Shadows: An IMAX 3D Experience	Terminator Genisys: An IMAX 3D Experience

Warcraft: An IMAX 3D Experience	Mad Max: Fury Road: An IMAX 3D Experience

Finding Dory: An IMAX 3D Experience	Inside Out: An IMAX 3D Experience

Independence Day: Resurgence: An IMAX 3D Experience	The Monk Comes Down the Mountain: An IMAX 3D Experience

The Legend of Tarzan: An IMAX 3D Experience	Minions: An IMAX 3D Experience

Ice Age: Collision Course: An IMAX 3D Experience	Monster Hunt: An IMAX 3D Experience

The BFG: An IMAX 3D Experience	Ant-Man: An IMAX 3D Experience

Jason Bourne: The IMAX Experience	Pixels: An IMAX 3D Experience

Godzilla: Resurgence: The IMAX Experience	Mission: Impossible – Rogue Nation: The IMAX Experience

Cold War 2: An IMAX 3D Experience	Attack on Titan: Part 1: The IMAX Experience

The Secret Life of Pets: An IMAX 3D Experience	To the Fore: The IMAX Experience

Ghostbusters: An IMAX 3D Experience	The Man from U.N.C.L.E.: The IMAX Experience

For a Few Bullets: The IMAX Experience	Go Away Mr. Tumor: The IMAX Experience

Star Trek Beyond: An IMAX 3D Experience	The Transporter Refueled: The IMAX Experience

League of Gods: An IMAX 3D Experience	Everest: An IMAX 3D Experience

Skiptrace: An IMAX 3D Experience	Attack on Titan: Part 2: The IMAX Experience

Time Raiders: An IMAX 3D Experience	Lost in Hong Kong: The IMAX Experience

Suicide Squad: An IMAX 3D Experience	The Walk: An IMAX 3D Experience

Ben-Hur: An IMAX 3D Experience

Sully: The IMAX Experience

My War: An IMAX 3D Experience

The Magnificent Seven: The IMAX Experience

Storks: An IMAX 3D Experience

The Duelist: The IMAX Experience

Deepwater Horizon: The IMAX Experience

L.O.R.D.: An IMAX 3D Experience

Other revenues attributable to the film segment was $4.4 million in the third quarter of 2016 as compared to $1.7 million in the third quarter of 2015, primarily due to an increase in film distribution revenue from IMAX original films.

The Company’s gross margin from its film segments decreased 1.3% to $13.7 million in the third quarter of 2016 from $13.9 million in the third quarter of 2015. Film production and IMAX DMR gross margins decreased to $12.4 million from $13.9 million primarily due to lower film box-office performance and higher costs, including marketing, print and sound. Other gross margin attributable to the film segment was $1.3 million in the third quarter of 2016 as compared to a loss of less than $0.1 million in the third quarter of 2015, primarily due to the release of A Beautiful Planet earlier in 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $30.7 million in the third quarter of 2016, as compared to $25.0 million in the third quarter of 2015. Selling, general and administrative expenses excluding the impact of stock-based compensation were $23.0 million in the third quarter of 2016, as compared to $20.7 million in the third quarter of 2015. The following reflects the significant items impacting selling, general and administrative expenses as compared to the prior year period:

•	a $3.4 million increase in the Company’s stock-based compensation;

•	a $2.1 million increase in staff costs related to the core business, including salaries and benefits; and

•	a $0.5 million net increase in other general corporate expenditures including consulting, professional fees, travel and entertainment.

These increases were offset by a $0.3 million decrease due to a change in foreign exchange rates. During the third quarter ended September 30, 2016, the Company recorded a foreign exchange loss of $0.2 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities as compared to a loss of $0.5 million recorded in 2015.

Research and Development

Research and development expenses increased to $4.5 million in the third quarter of 2016 compared to $2.7 million in the third quarter of 2015 and are primarily attributable to the continued development of the Company’s commercial laser-based digital projection system, digital distribution and other initiatives. As of September 30, 2016, the Company had 33 laser-based digital theater systems in operation and 20 laser-based digital theater systems in backlog.

The Company intends for additional research and development to continue in the fourth quarter of 2016 and beyond as the Company supports further development of the commercial laser-based projection system. In addition to continued research and development with respect to its core business, the Company intends to conduct research and development in connection with the previously-announced cinema-grade VR camera to be developed in partnership with Google. The Company also plans to continue research and development activity in the future in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing and manufacturing more IMAX cameras, enhancing the Company’s 2D and 3D image quality, expanding the applicability of the Company’s digital technology, developing IMAX theater systems’ capabilities in both home and live entertainment, and further enhancing the IMAX theater and sound system design through the addition of more channels and improvements to the DMR process.

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.3 million in the third quarter of 2016 as compared to a net provision of $0.4 million in the third quarter of 2015.

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

Asset impairments and Other Charges

In the third quarter of 2016, the Company recorded a charge related to property, plant and equipment of $0.4 million reflecting assets that no longer meet capitalization requirements as compared to $1.2 million in the third quarter of 2015.

In the third quarter of 2016, the Company recorded a charge of $1.0 million reflecting the carrying value of a documentary film asset that exceeded the expected revenues generated from estimated future gross box-office. No such charge was recognized in the third quarter of 2015.

Interest Income and Expense

Interest income was $0.4 million in the third quarter of 2016, as compared to $0.2 million in the third quarter of 2015.

Interest expense was $0.5 million in the third quarter of 2016 and 2015, respectively. Included in interest expense is the amortization of deferred finance costs in the amount of $0.1 million in the third quarter of 2016, as compared to $0.3 million in the third quarter of 2015. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

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

As at September 30, 2016, the Company had a gross deferred income tax asset of $26.5 million, against which the Company is carrying a $0.3 million valuation allowance. For the three months ended September 30, 2016, the Company recorded an income tax provision of $2.6 million, of which a provision of less than $0.1 million was related to an increase in its provision for uncertain tax positions.

The Company’s Chinese subsidiary has made certain enquiries of the Chinese State Administration of Taxation regarding the potential deductibility of certain stock based compensation for stock options issued by the Chinese subsidiary’s parent company, IMAX China Holding, Inc. In addition, Chinese regulatory authorities responsible for capital and exchange controls will need to review and approve the proposed transactions before they can be completed. There may be a requirement for future investment of funds into China in order to secure the deduction. Should the Company proceed, any such future investment would come from existing capital invested in the IMAX China group of companies being redeployed amongst the IMAX China group of companies, including the Chinese subsidiary. The Company is unable to reliably estimate the magnitude of the related tax benefits at this time.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. As at September 30, 2016, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2015 — $1.0 million). The Company’s accumulated losses in excess of its equity investment were $1.4 million as at September 30, 2016. For the three months ended September 30, 2016, gross revenues, cost of revenue and net loss for these investments were $nil, $1.6 million and $1.5 million, respectively (2015 — $nil, $1.9 million and $1.8 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.7 million third quarter of 2016, compared to $0.4 million experienced in the third quarter of 2015.

Non-Controlling Interests

The Company’s condensed consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the IMAX China IPO as well as the impact of a non-controlling interest in its subsidiary created for the Film Fund activity. For the three months ended September 30, 2016, the net income attributable to non-controlling interests of the Company’s subsidiaries was $1.9 million (2015 — $1.9 million).

Nine Months Ended September 30, 2016 versus Nine Months Ended September 30, 2015

The Company reported net income of $27.2 million or $0.40 per basic and diluted share for the nine months ended September 30, 2016, as compared to net income of $38.4 million or $0.54 per basic share and $0.53 per diluted share for the nine months ended September 30, 2015. Net income for the nine months ended September 30, 2016 includes a $22.5 million charge or $0.32 per diluted share (2015 — $14.9 million or $0.21 per diluted share) for stock-based compensation. Adjusted net income, which consists of net income excluding the impact of stock-based compensation and the related tax impact, was $43.3 million or $0.63 per diluted share for the nine months ended September 30, 2016, as compared to adjusted net income of $50.7 million or $0.70 per diluted share for the nine months ended September 30, 2015. Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation and the related tax impact, was $35.5 million or $0.52 per diluted share for the nine months ended September 30, 2016, as compared to adjusted net income attributable to common shareholders of $45.7 million or $0.63 per diluted share for the nine months ended September 30, 2015. A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

(In thousands of U.S. dollars, except per share amounts)	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015

	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$27,244	$0.40	$38,379	$0.53	(1)
Adjustments:
Stock-based compensation	22,485	0.32	14,930	0.21
Tax impact on items listed above	(6,394)	(0.09)	(2,603)	(0.04)

Adjusted net income	43,335	0.63	50,706	0.70	(1)
Net income attributable to non-controlling interests	(7,401)	(0.11)	(5,028)	(0.07)
Stock-based compensation (net of tax of $0.1 million) attributable to non-controlling interests	(421)	—	—	—

Adjusted net income attributable to common shareholders	$35,513	$0.52	$45,678	$0.63	(1)

Weighted average diluted shares outstanding		68,721		71,102

(1)	Includes impact of $0.7 million of accretion charges associated with redeemable Class C shares of IMAX China.

The following table sets forth the breakdown of revenue and gross margin by category for the nine months ended September 30:

(In thousands of U.S. dollars)	Revenue		Gross Margin
	2016	2015	2016	2015
IMAX Theater Systems
IMAX Systems
Sales and sales-type leases(1)	$58,522	$53,924	$26,795	$24,720
Ongoing rent, fees, and finance income(2)	11,986	10,708	11,457	10,111
Other	14,394	11,320	(251)	(421)

	84,902	75,952	38,001	34,410

Theater System Maintenance	30,031	27,345	10,207	9,891

Joint Revenue Sharing Arrangements	66,940	67,259	44,716	46,816

Film
Production and IMAX DMR	78,767	75,144	52,398	55,642
Film distribution and post-production	9,781	8,772	2,030	646

	88,548	83,916	54,428	56,288

	$270,421	$254,472	$147,352	$147,405

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Revenues and Gross Margin

The Company’s revenues for the nine months ended September 30, 2016 increased 6.3% to $270.4 million from $254.5 million in the nine months ended September 30, 2015, largely due to an increase in revenues from the Company’s IMAX systems and film segments. The gross margin across all segments in the nine months ended September 30, 2016 was $147.4 million, or 54.5% of total revenue, and $147.4 million, or 57.9% of total revenue in the nine months ended September 30, 2015. Gross margin, excluding the impact of these digital upgrades, was 57.3% of total revenue in the nine months ended September 30, 2016, as compared to 60.4% in the nine months ended September 30, 2015.

IMAX Systems

IMAX systems revenue increased 11.8% to $84.9 million in the nine months ended September 30, 2016, as compared to $76.0 million in the nine months ended September 30, 2015. The Company installed 46 theater systems under sales or sales-type lease arrangements in the nine months ended September 30, 2016 versus 41 theater systems in the nine months ended September 30, 2015.

Revenue from sales and sales-type leases increased 8.5% to $58.5 million in the nine months ended September 30, 2016 from $53.9 million in the nine months ended September 30, 2015. The Company recognized revenue on 32 full, new theater systems which qualified as either sales or sales-type leases in the nine months ended September 30, 2016, with a total value of $40.9 million, versus 31 full, new theater systems in the nine months ended September 30, 2015 with a total value of $38.6 million. The Company also recognized revenue on the installation of 11 laser-based digital upgrades and two xenon-based digital upgrades in the nine months ended September 30, 2016, with a total value of $16.2 million, as compared to eight laser-based digital upgrades and one xenon-based digital upgrade in the nine months ended September 30, 2015, with a total value of $12.3 million. Digital upgrades typically have lower sales prices and gross margin than full theater system installations. There was one used xenon-based theater system installed in the nine months ended September 30, 2016 with a total value of $0.3 million, as compared to one xenon-based digital system installed and recognized in the nine months ended September 30, 2015 with a total value of $0.2 million.

Average revenue per full, new sales and sales-type lease systems was $1.3 million in the nine months ended September 30, 2016 and $1.2 million for the nine months ended September 30, 2015. The average revenue per full, new sales and sales-type lease systems varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors. Average revenue per digital upgrade was $1.2 million in the nine months ended September 30, 2016, as compared to $1.4 million in the nine months ended September 30, 2015.

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

	Nine Months Ended September 30,
	2016		2015
New IMAX xenon-based digital theater systems - installed and recognized
Sales and sales-types lease arrangements	33	(1)	32	(2)
Joint revenue sharing arrangements	63	(1)	48

Total new theater systems	96		80

IMAX xenon-based digital theater system upgrades - installed and recognized
Sales and sales-types lease arrangements	13	(1)	9	(2)
Short-term operating lease arrangements	—		2	(2)
Joint revenue sharing arrangements	—		1	(2)

Total upgraded theater systems	13		12

Total theater systems installed	109		92

(1)

Includes 15 laser-based digital system configurations (four new laser-based digital systems, two under sales arrangements and two under joint revenue sharing arrangements and 11 laser-based digital system upgrades).

(2)	Includes 11 laser-based digital system configurations (one new laser-based digital system and 10 laser-based digital system upgrades).

IMAX theater system margin from full, new sales and sales-type lease systems, excluding the impact of settlements, was 64.5% in the nine months ended September 30, 2016, as compared to 63.0% in the nine months ended September 30, 2015. Gross margin from digital upgrades was $1.7 million in the nine months ended September 30, 2016, as compared to $1.8 million in the nine months ended September 30, 2015. In addition, in the nine months ended September 30, 2016, the Company recorded a charge of $0.2 million upon the upgrade of xenon-based digital systems under operating lease arrangements to laser-based digital systems under sales arrangements in IMAX systems margin. In the nine months ended September 30, 2015, there was a reduction of $0.4 million included in gross margin due to a reduction in the net realizable value of its inventories. No similar charge was recorded in the nine months ended September 30, 2016. Gross margin varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location and other various factors.

Revenues from sales and sales-type leases include settlement revenue of $1.0 million in the nine months ended September 30, 2016, as compared to $0.1 million in the nine months ended September 30, 2015. Gross margin from sales and sales-type leases include settlement margin of $0.9 million in the nine months ended September 30, 2016, as compared to $0.1 million in the nine months ended September 30, 2015.

Ongoing rent revenue and finance income increased to $12.0 million in the nine months ended September 30, 2016, as compared to $10.7 million in the nine months ended September 30, 2015. Gross margin for ongoing rent and finance income increased to $11.5 million in the nine months ended September 30, 2016, compared to $10.1 million in the nine months ended September 30, 2015. Contingent fees included in this caption amounted to $3.1 million and $2.0 million in the nine months ended September 30, 2016 and 2015, respectively.

Other revenue increased to $14.4 million in the nine months ended September 30, 2016, as compared to $11.3 million in the nine months ended September 30, 2015. Other revenue primarily includes revenue generated from the Company’s theater operations, camera rental business, new business initiatives and after-market sales of projection system parts and 3D glasses. The growth in revenue is primarily the result of an increase in revenue from after-market sales and camera rentals in the nine months ended September 30, 2016 versus prior year comparative period.

The gross margin recognized from other revenue was a loss of $0.3 million in the nine months ended September 30, 2016, as compared to a loss of $0.4 million in the nine months ended September 30, 2015.

Theater System Maintenance

Theater system maintenance revenue increased 9.8% to $30.0 million in the nine months ended September 30, 2016 from $27.3 million in the nine months ended September 30, 2015. Theater system maintenance gross margin increased to $10.2 million in the nine months ended September 30, 2016 from $9.9 million in the nine months ended September 30, 2015. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenues from joint revenue sharing arrangements was $66.9 million in the nine months ended September 30, 2016, as compared to $67.3 million in the nine months ended September 30, 2015. As at September 30, 2016, the Company’s theater network included 592 theaters operating under joint revenue sharing arrangements, as compared to 498 theaters at the end of nine months ended September 30, 2015, an increase of 18.9%. During the nine months ended September 30, 2016, the Company installed 63 full, new theaters under joint revenue sharing arrangements, as compared to 48 full new theaters during the nine months ended September 30, 2015.

The gross margin from joint revenue sharing arrangements was $44.7 million in the nine months ended September 30, 2016, as compared to $46.8 million in the nine months ended September 30, 2015. Included in the calculation of gross margin for the nine months ended September 30, 2016, were certain advertising, marketing and commission costs primarily associated with new theater launches of $2.9 million, as compared to $2.7 million for such expenses in the nine months ended September 30, 2015.

Film

Revenue from the Company’s film segments was $88.5 million in the nine months ended September 30, 2016 as compared to $83.9 million in the nine months ended September 30, 2015. Gross box-office generated by IMAX DMR films increased 3.1% to $719.1 million in the nine months ended September 30, 2016 from $697.5 million in the nine months ended September 30, 2015, primarily due to continued network growth. Film production and IMAX DMR revenues increased 4.8% to $78.8 million in the nine months ended September 30, 2016 from $75.1 million in the nine months ended September 30, 2015. Gross box-office per screen for the nine months ended September 30, 2016 averaged $732,600 in comparison to $829,000 in the nine months ended September 30, 2015. In the nine months ended September 30, 2016, gross box-office was generated primarily from the exhibition of 48 films listed below (42 new and 6 carryovers) which was consistent with the 48 (37 new and 11 carryover) films exhibited in the nine months ended September 30, 2015:

Nine Months Ended September 30, 2016 - Films Exhibited	Nine Months Ended September 30, 2015 - Films Exhibited

Interstellar: The IMAX Experience	Teenage Mutant Ninja Turtles: An IMAX 3D Experience

Mad Max: Fury Road: An IMAX 3D Experience	Fury: The IMAX Experience

The Walk: The IMAX Experience	Interstellar: The IMAX Experience

The Martian: An IMAX 3D Experience	Big Hero 6: An IMAX 3D Experience

Mojin: The Lost Legend (aka “The Ghouls”): An IMAX 3D Experience	Penguins of Madagascar: An IMAX 3D Experience

Star Wars: The Force Awakens: An IMAX 3D Experience	Exodus: Gods and Kings: An IMAX 3D Experience

The Revenant: The IMAX Experience	The Hobbit: The Battle of the Five Armies: An IMAX 3D Experience

The Finest Hours: An IMAX 3D Experience	Gone with the Bullets: An IMAX 3D Experience

Kung Fu Panda 3: An IMAX 3D Experience	Seventh Son: An IMAX 3D Experience

The Monkey King 2: An IMAX 3D Experience	Night at the Museum: Secret of the Tomb: An IMAX 3D Experience

Crouching Tiger, Hidden Dragon: Sword of Destiny: An IMAX 3D Experience	Taken 3: The IMAX Experience

Deadpool: The IMAX Experience	American Sniper: The IMAX Experience

Gods of Egypt: An IMAX 3D Experience	Game of Thrones: The IMAX Experience (Season 4, Episodes 9 and 10)

Zootopia: An IMAX 3D Experience	Kingsman: The Secret Service: The IMAX Experience

10 Cloverfield Lane: The IMAX Experience	Jupiter Ascending: An IMAX 3D Experience

The Divergent Series: Allegiant: The IMAX Experience	Fifty Shades of Grey: The IMAX Experience

Batman v Superman: Dawn of Justice: An IMAX 3D Experience

The Crew: An IMAX 3D Experience	Wolf Totem: An IMAX 3D Experience

The Jungle Book: An IMAX 3D Experience	Dragon Blade: An IMAX 3D Experience

Captain America: Civil War: An IMAX 3D Experience	Focus: The IMAX Experience

X-Men: Apocalypse: An IMAX 3D Experience	Chappie: The IMAX Experience

Alice in Wonderland: Through the Looking Glass: An IMAX 3D Experience	Cinderella: The IMAX Experience

Teenage Mutant Ninja Turtles: Out of the Shadows: An IMAX 3D Experience	The Divergent Series: Insurgent: An IMAX 3D Experience

Warcraft: An IMAX 3D Experience	Furious 7: The IMAX Experience

Finding Dory: An IMAX 3D Experience	The Water Diviner: The IMAX Experience

Independence Day: Resurgence: An IMAX 3D Experience	Dragon Ball Z: Resurrection of ‘F’: An IMAX 3D Experience

The Legend of Tarzan: An IMAX 3D Experience	The Avengers: Age of Ultron: An IMAX 3D Experience

Ice Age: Collision Course: An IMAX 3D Experience	Tomorrowland: The IMAX Experience

The BFG: An IMAX 3D Experience	Jurassic World: An IMAX 3D Experience

Jason Bourne: The IMAX Experience	Terminator Genisys: An IMAX 3D Experience

Godzilla: Resurgence: The IMAX Experience	San Andreas: An IMAX 3D Experience

Cold War 2: An IMAX 3D Experience	Mad Max: Fury Road: An IMAX 3D Experience

The Secret Life of Pets: An IMAX 3D Experience	Inside Out: An IMAX 3D Experience

Ghostbusters: An IMAX 3D Experience	The Maze Runner: The IMAX Experience

For a Few Bullets: The IMAX Experience	The Monk Comes Down the Mountain: An IMAX 3D Experience

Star Trek Beyond: An IMAX 3D Experience	Minions: An IMAX 3D Experience

League of Gods: An IMAX 3D Experience	Monster Hunt: An IMAX 3D Experience

Skiptrace: An IMAX 3D Experience	Ant-Man: An IMAX 3D Experience

Time Raiders: An IMAX 3D Experience	Pixels: An IMAX 3D Experience

Suicide Squad: An IMAX 3D Experience	Mission: Impossible – Rogue Nation: The IMAX Experience

Ben-Hur: An IMAX 3D Experience	Attack on Titan: Part 1: The IMAX Experience

Sully: The IMAX Experience	To the Fore: The IMAX Experience

My War: An IMAX 3D Experience	The Man from U.N.C.L.E.: The IMAX Experience

The Magnificent Seven: The IMAX Experience	Go Away Mr. Tumor: The IMAX Experience

Storks: An IMAX 3D Experience	The Transporter Refueled: The IMAX Experience

The Duelist: The IMAX Experience	Everest: An IMAX 3D Experience

Deepwater Horizon: The IMAX Experience	Attack on Titan: Part 2: The IMAX Experience

L.O.R.D.: An IMAX 3D Experience	Lost in Hong Kong: The IMAX Experience

The Walk: An IMAX 3D Experience

Other revenues attributable to the film segment increased to $9.8 million in the nine months ended September 30, 2016 from $8.8 million in the nine months ended September 30, 2015, primarily due to an increase in film distribution revenue from IMAX original films. The nine months ended September 30, 2016 includes the release of an IMAX original production, A Beautiful Planet on April 29, 2016, whereas no original films were released in the prior year comparative period.

The Company’s gross margin from its film segments decreased 3.3% in the nine months ended September 30, 2016 to $54.4 million from $56.3 million in the nine months ended September 30, 2015. Film production and IMAX DMR gross margins decreased to $52.4 million from $55.6 million primarily due to higher costs, including marketing and print and sound. Other gross margin attributable to the film segment was $2.0 million in the nine months ended September 30, 2016, as compared to $0.6 million in the nine months ended September 30, 2015, primarily due to the release and performance of A Beautiful Planet, in the current year period

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $92.7 million in the nine months ended September 30, 2016, as compared to $82.3 million in the nine months ended September 30, 2015. Selling, general and administrative expenses excluding the impact of stock-based compensation were $70.2 million in the nine months ended September 30, 2016, as compared to $67.4 million in the nine months ended September 30, 2015. The following reflects the significant items impacting selling, general and administrative expenses as compared to the prior year period:

•	a $7.6 million increase in the Company’s stock-based compensation;

•	a $4.0 million increase in staff costs related to the core business, including salaries and benefits; and

•	a $0.2 million net increase in other general corporate expenditures, including travel and entertainment.

These increases were offset by a $1.4 million decrease due to a change in foreign exchange rates. During the nine months ended September 30, 2016, the Company recorded a foreign exchange loss of $0.1 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities as compared to a loss of $1.5 million recorded in the nine months ended September 30, 2015.

Research and Development

Research and development expenses increased to $11.6 million in the nine months ended September 30, 2016 compared to $9.6 million in the nine months ended September 30, 2015 and are primarily attributable to the continued development of the Company’s new laser-based digital projection system, digital distribution and other initiatives. As of September 30, 2016, the Company had 33 laser-based digital theater systems in operation and 20 laser-based digital theater systems in backlog. In 2015, the Company introduced its new private home theater in China.

The Company intends for additional research and development to continue in the fourth quarter of 2016 and beyond as the Company supports further development of the commercial laser-based projection system. In addition to continued research and development with respect to its core business, the Company intends to conduct research and development in connection with the previously-announced cinema-grade VR camera to be developed in partnership with Google. The Company also plans to continue research and development activity in the future in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing and manufacturing more IMAX cameras, enhancing the Company’s 2D and 3D image quality, expanding the applicability of the Company’s digital technology, developing IMAX theater systems’ capabilities in both home and live entertainment, and further enhancing the IMAX theater and sound system design through the addition of more channels and improvements to the DMR process.

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.6 million in the nine months ended September 30, 2016, as compared to $0.7 million in the nine months ended September 30, 2015.

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

Asset Impairments and Other Charges

In the nine months ended September 30, 2016, the Company recognized a $0.2 million other-than-temporary impairment of its investments as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost. In the nine months ended September 30, 2015, the Company recognized a similar charge of $0.4 million.

In the nine months ended September 30, 2016, the Company recorded a charge related to property, plant and equipment of $0.8 million reflecting assets that no longer meet the capitalization requirements, as compared to $1.5 million in the nine months ended September 30, 2015.

In the nine months ended September 30, 2016, the Company recorded a charge of $1.0 million reflecting the carrying value of a documentary film asset that exceeded the expected revenues generated from estimated future gross box-office. No such charge was recognized in the nine months ended September 30, 2015.

Interest Income and Expense

Interest income was $1.2 million in the nine months ended September 30, 2016, as compared to $0.7 million in the nine months ended September 30, 2015.

Interest expense was $1.3 million in the nine months ended September 30, 2016, as compared to $1.2 million in the nine months ended September 30, 2015. Included in interest expense is the amortization of deferred finance costs in the amount of $0.4 million and $0.7 million in the nine months ended September 30, 2016 and 2015, respectively. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

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

As at September 30, 2016, the Company had a gross deferred income tax asset of $26.5 million, against which the Company is carrying a $0.3 million valuation allowance. For the nine months ended September 30, 2016, the Company recorded an income tax provision of $9.6 million, of which a provision of less than $0.1 million was related to an increase in its provision for uncertain tax positions.

The Company’s Chinese subsidiary has made certain enquiries of the Chinese State Administration of Taxation regarding the potential deductibility of certain stock based compensation for stock options issued by the Chinese subsidiary’s parent company, IMAX China Holding, Inc. In addition, Chinese regulatory authorities responsible for capital and exchange controls will need to review and approve the proposed transactions before they can be completed. There may be a requirement for future investment of funds into China in order to secure the deduction. Should the Company proceed, any such future investment would come from existing capital invested in the IMAX China group of companies being redeployed amongst the IMAX China group of companies, including the Chinese subsidiary. The Company is unable to reliably estimate the magnitude of the related tax benefits at this time.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. As at September 30, 2016, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2015 – $1.0 million). The Company’s accumulated losses in excess of its equity investment were $1.4 million as at September 30, 2016. For the nine months ended September 30, 2016, gross revenues, cost of revenue and net loss for these investments were $0.3 million, $6.0 million and $5.6 million, respectively (2015 — $nil, $6.4 million and $6.2 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $2.5 million for the nine months ended September 30, 2016 compared to $1.6 million in the nine months ended September 30, 2015.

Non-Controlling Interests

The Company’s condensed consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the IMAX China IPO as well as the impact of a non-controlling interest in its subsidiary created for the Film Fund activity. For the nine months ended September 30, 2016, the net income attributable to non-controlling interests of the Company’s subsidiaries was $7.4 million (2015 — $5.0 million).

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

Total amounts drawn and available under the Credit Facility at September 30, 2016 were $nil and $200.0 million, respectively (December 31, 2015 – $nil and $200.0 million, respectively).

Under the Credit Facility, the effective interest rate for the nine months ended September 30, 2016 was nil, as no amounts were outstanding during the period (2015 – nil).

The Credit Facility provides that the Company is required at all times to satisfy a Minimum Liquidity Test (as defined in the Credit Agreement) of at least $50.0 million. The Company is also required to maintain minimum EBITDA (as defined in the Credit Agreement) of $100.0 million. The Company is also required to maintain a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 2.25:1.0, which requirement decreases to (i) 2.0:1.0 on December 31, 2016; and (ii) 1.75:1.0 on December 31, 2017. The Company was in compliance with all of these requirements at September 30, 2016. The Maximum Total Leverage Ratio was 0.21:1 as at September 30, 2016, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $28.2 million. EBITDA is calculated as follows:

	For the	For the
	Three Months Ended	Twelve Months Ended
EBITDA per Credit Facility:	September 30, 2016	September 30, 2016(1)
(In thousands of U.S. Dollars)
Net income	$4,384	$53,489
Add (subtract):
Loss from equity accounted investments	690	3,263
Provision for income taxes	2,551	17,279
Interest expense, net of interest income	99	358
Depreciation and amortization, including film asset amortization	11,984	45,036
Write-downs, net of recoveries including asset impairments and receivable provisions	1,654	3,700
Stock and other non-cash compensation	7,882	30,071

EBITDA before non-controlling interests	29,244	153,196
EBITDA attributable to non-controlling interests(2)	(4,738)	(20,006)

EBITDA attributable to common shareholders	$24,506	$133,190

(1)	Ratio of total debt calculated using twelve months ended EBITDA
(2)	The EBITDA calculation specified for purposes of the minimum EBITDA covenant excludes the reduction in EBITDA from the Company’s non-controlling interests.

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

Total amount drawn under the Playa Vista Loan as at September 30, 2016 was $28.2 million (December 31, 2015 – $29.7 million). Under the Playa Vista Loan, the effective interest rate for the three and nine months ended September 30, 2016 was 2.51% and 2.46%, respectively (2015 — 2.45% and 2.44%, respectively).

Letters of Credit and Other Commitments

As at September 30, 2016, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2015 — $nil), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at September 30, 2016, the Company had letters of credit and advance payment guarantees outstanding of $0.1 million under the Bank of Montreal Facility (December 31, 2015 — $0.3 million).

Cash and Cash Equivalents

As at September 30, 2016, the Company’s principal sources of liquidity included cash and cash equivalents of $218.1 million, the Credit Facility, anticipated collection from trade accounts receivable of $89.2 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $23.4 million and payments expected in the next 12 months on existing backlog deals. As at September 30, 2016, the Company did not have any amount drawn on the Credit Facility (remaining availability of $200.0 million), and the Company had $28.2 million drawn on the Playa Vista Loan. There were $nil letters of credit and advance payment guarantees outstanding under the Credit Facility and $0.1 million under the Bank of Montreal Facility. Cash held outside of Canada as at September 30, 2016 was $140.1 million (December 31, 2015 — $122.2 million).

During the nine months ended September 30, 2016, the Company’s operations provided cash of $45.3 million which reflects a $12.5 million increase in inventory primarily due to the anticipated roll-out of its theater systems. The Company used cash of $161.4 million to repurchase common shares, fund capital expenditures, to build equipment for use in joint revenue sharing arrangements, to purchase other intangible assets, and to purchase property, plant and equipment. Based on management’s current operating plan for 2016, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements and to fund DMR agreements with studios. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of 33 new theater systems under joint revenue sharing arrangements during the nine months ended September 30, 2016.

In 2014, the Company’s Board of Directors approved a $150.0 million share repurchase program for shares of the Company’s common stock, which program was amended on April 20, 2016 to increase the aggregate purchase allowance to $200.0 million. Purchases under the program commenced in 2014, and the program expires June 30, 2017. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares, and the share repurchase program may be suspended or discontinued by the Company at any time. During the nine months ended September 30, 2016, the Company repurchased 3,290,512 common shares under the repurchase program at an average price of $30.48 per share. The retired shares were purchased for $100.4 million.

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

Cash provided by operating activities amounted to $45.3 million for the nine months ended September 30, 2016. Changes in other non-cash operating assets as compared to December 31, 2015 include: a decrease of $6.6 million in accounts receivable; an increase of $1.1 million in financing receivables; an increase of $12.5 million in inventories; an increase of $5.1 million in prepaid expenses; and a change in other assets of $0.9 million which includes an increase of $1.3 million in other assets, offset by a decrease of $0.3 million in commissions and other deferred selling expenses, and a decrease of $0.1 million in insurance recoveries. Changes in other operating liabilities as compared to December 31, 2015 include: a decrease in deferred revenue of $7.8 million related to amounts relieved from deferred revenue related to theater system installations, offset by backlog payments received in the current period; a decrease in accounts payable of $6.6 million; and a decrease of $2.0 million in accrued liabilities.

Investing Activities

Net cash used in investing activities amounted to $38.5 million in nine months ended September 30, 2016, which includes purchases of $10.0 million in property, plant and equipment, an investment in joint revenue sharing equipment of $25.5 million and an investment in other intangible assets of $2.9 million, primarily related to the Company’s enterprise resource planning system.

Financing Activities

Net cash used in financing activities in the nine months ended September 30, 2016 amounted to $106.3 million as compared to $33.6 million provided by financing activities in the nine months ended September 30, 2015. In the nine months ended September 30, 2016, the Company paid $100.4 million for the repurchase of common shares under the Company’s share repurchase program and $8.4 million to purchase treasury stock for the issuance of restricted share units and options. In addition, the Company paid $3.0 million of taxes relating to secondary sales and repatriation dividends and $0.2 million of taxes relating to employee stock award vesting. Furthermore, the Company also made $1.5 million in repayments under the Playa Vista Loan. These cash outlays were offset by $7.2 million received from the issuance of common shares resulting from stock option exercises.

Capital Expenditures

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, other intangible assets and investments in film assets were $52.7 million for the nine months ended September 30, 2016 as compared to $75.1 million for the nine months ended September 30, 2015.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of September 30, 2016 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligations	2016	2017	2018	2019	2020	Thereafter
Purchase obligations(1)	$31,699	$18,591	$13,078	$30	$—	$—	$—
Pension obligations(2)	19,871	—	19,871	—	—	—	—
Operating lease obligations(3)	18,915	2,262	5,248	4,501	2,350	612	3,942
Playa Vista Loan(4)	28,167	500	2,000	2,000	2,000	2,000	19,667
Postretirement benefits obligations	2,652	130	154	168	181	150	1,869

	$101,304	$21,483	$40,351	$6,699	$4,531	$2,762	$25,478

(1)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
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

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering Mr. Gelfond. As at September 30, 2016, the Company had an unfunded and accrued projected benefit obligation of approximately $19.7 million (December 31, 2015 — $19.5 million) in respect of the SERP.

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

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at September 30, 2016, the Company had an unfunded benefit obligation of $1.9 million (December 31, 2015 — $1.8 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Wechsler, the Chairman of the Board, upon retirement. As at September 30, 2016, the Company had an unfunded benefit obligation of $0.8 million (December 31, 2015 — $0.8 million).

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In addition, IMAX films generate box office in 74 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. dollar could have an impact on the Company’s reported gross box office and revenues. The Company has incoming cash flows from its revenue generating theaters and ongoing operating expenses in China through its majority-owned subsidiary IMAX Shanghai Multimedia Technology Co., Ltd. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net Renminbi and Japanese Yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Renminbi, Japanese Yen, Euros and Canadian dollars.

The Company manages its exposure to foreign exchange rate risks through the Company’s regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

For the three and nine months ended September 30, 2016, the Company recorded a foreign exchange loss of $0.2 million and a loss of $0.1 million as compared to a foreign exchange loss of $0.5 million and loss of $1.5 million for the three and nine months ended September 30, 2015, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2016 and 2017. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statements of operations except for derivatives designated and qualifying as foreign currency hedging instruments. All foreign currency forward contracts held by the Company as at September 30, 2016, are designated and qualify as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statements of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statements of operations. The notional value of foreign currency hedging instruments at September 30, 2016 was $26.9 million (December 31, 2015 — $30.7 million). A loss of $0.3 million and a gain of $1.9 million was recorded to Other Comprehensive Income with respect to the depreciation/appreciation in the value of these contracts for the three and nine months ended September 30, 2016 (2015 — loss of $2.3 million and loss of $5.0 million). A loss of $0.6 million and a loss of $2.6 million was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses for the three and nine months ended September 30, 2016 (2015 — loss of $1.0 million and loss of $2.2 million). The Company’s estimated net amount of the existing gains as at September 30, 2016 is $0.1 million, which is expected to be reclassified to earnings within the next twelve months. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At September 30, 2016, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros was $50.8 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2016, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $5.1 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at September 30, 2016, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at September 30, 2016, the Company had not drawn down on its Credit Facility (December 31, 2015 — $nil).

As at September 30, 2016, the Company had drawn down $28.2 million on its Playa Vista Loan (December 31, 2015 — $29.7 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in the LIBOR. The Company had variable rate debt instruments representing 12.1% and 11.7% of its total liabilities at September 30, 2016 and December 31, 2015, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately $0.2 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at September 30, 2016.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at September 30, 2016 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the first quarter of 2016, the Company’s subsidiary, IMAX China Holding, Inc. (“IMAX China”), implemented a new enterprise resource planning (“ERP”) system. The implementation of the new ERP system resulted in material changes to the nature and type of IMAX China’s internal controls over financial reporting during the first half of the year. The Company reviewed the implementation effort as well as the impact on its internal controls over financial reporting and where appropriate, is making changes to these controls over financial reporting to address these system changes. The Company expects the transition period to be completed in 2016 as controls evolve under the new system. The Company believes that the internal control changes resulting from the new ERP implementation in China will improve the overall control environment. There were no other changes in the Company’s internal controls over financial reporting during the quarter ended at September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s common stock repurchase program activity for the three months ended September 30, 2016 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program(a)	Maximum value of shares that may yet be purchased under the program
July 1 through July 31, 2016	—	$—	—	$77,053,384
August 1 through August 31, 2016	—	—	—	$77,053,384
September 1 through September 30, 2016	500,000	29.32	500,000	$62,391,374

Total	500,000	$29.32	500,000

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

The Company did not repurchase any shares in connection with the administration of employee share-based compensation plans during the three months ended September 30, 2016.

Item 6.	Exhibits

Exhibit No.	Description

10.43	Employment Agreement, dated September 1, 2016 between IMAX Corporation and Greg Foster.

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated October 20, 2016, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated October 20, 2016, by Patrick McClymont.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated October 20, 2016, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated October 20, 2016, by Patrick McClymont.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: October 20, 2016	By:	/s/ PATRICK MCCLYMONT
Patrick McClymont
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: October 20, 2016	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)