Form 10-K
period 2016-12-31
IMAX CORP
filed 2017-02-23
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on June 30, 2016 was $1,700.7 million.

As of January 31, 2017, there were 66,313,034 common shares of the registrant outstanding.

Document Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed within 120 days of the close of IMAX Corporation’s fiscal year ended December 31, 2016, with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and the annual meeting of the stockholders of the registrant (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K to the extent described therein.

IMAX CORPORATION

December 31, 2016

IMAX CORPORATION

EXCHANGE RATE DATA

Unless otherwise indicated, all dollar amounts in this document are expressed in United States (“U.S.”) dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Bank of Canada (the “Noon Buying Rate”). Such rates quoted are the number of U.S. dollars per one Canadian dollar and are the inverse of rates quoted by the Bank of Canada for Canadian dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 2016 was U.S. $0.7448.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Exchange rate at end of period	0.7448	0.7225	0.8620	0.9402	1.0051
Average exchange rate during period	0.7558	0.7748	0.9022	0.9713	1.0006
High exchange rate during period	0.7972	0.8527	0.9422	1.0164	1.0299
Low exchange rate during period	0.6854	0.7148	0.8589	0.9348	0.9599

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this annual report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its consolidated subsidiaries (the “Company”) and expectations regarding the Company’s future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; risks related to the Company’s growth and operations in China; the performance of IMAX DMR films; the signing of theater system agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates; competitive actions by other companies; the failure to respond to change and advancements in digital technology; the Company’s largest customer accounting for a significant portion of the Company’s revenue and backlog; risks related to new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security; risks related to the Company’s inability to protect the Company’s intellectual property; general economic, market or business conditions; the failure to convert theater system backlog into revenue; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, DMR®, IMAX nXos®, IMAX think big®, think big® and IMAX Is Believing®, are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

PART I

Item 1.	Business

The Company is a Canadian corporation that was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation (“Predecessor IMAX”). Predecessor IMAX was incorporated in 1967.

GENERAL

The Company is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and as such, IMAX’s theater network is among the most important and successful theatrical distribution platforms for major event films around the world.

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

The Company believes the IMAX theater network is one of the most extensive premium theater networks in the world with 1,215 theater systems (1,123 commercial, 92 institutional) operating in 75 countries as at December 31, 2016. This compares to 1,061 theater systems (962 commercial, 99 institutional) operating in 67 countries as at December 31, 2015. The success of the Company’s digital and joint revenue sharing strategies and the strength of its film slate have enabled the Company’s theater network to expand significantly since 2008, upon the introduction of the Company’s xenon-based digital projection system, with the Company’s overall network increasing by 306% and its commercial network increasing by 527% since such time. In 2016 and 2015, the Company signed theater agreements for 319 and 138 theater systems, respectively, which are expected to drive additional growth in the Company’s theater network in 2017 and thereafter.

The Company believes that over time its commercial multiplex theater network could grow to approximately 2,450 IMAX theaters worldwide from the 1,107 commercial multiplex IMAX theaters in operation as of December 31, 2016. While the Company continues to grow in the United States and Canada, it believes that the majority of its future growth will come from international markets. As at December 31, 2016, 63.7% of IMAX theater systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 58.5% as at December 31, 2015, and approximately 87.8% of IMAX theater systems in backlog are scheduled to be installed in international markets, compared to 88.2% as at December 31, 2015. Revenues and gross box-office derived from outside the United States and Canada continue to exceed revenues and gross box-office from the United States and Canada.

Greater China continues to be the Company’s second-largest and fastest-growing market, measured by revenues. In recent years, the Company’s Greater China operations have accounted for an increasingly significant portion of its overall revenues, with approximately 31% of overall revenues generated from the Company’s China operations in 2016. As at December 31, 2016, the Company had 424 theaters operating in Greater China and an additional 334 theaters in backlog that are scheduled to be installed in Greater China by 2022. The Company’s backlog in Greater China represents 67.1% of the Company’s current backlog. The Company continues to invest in joint revenue sharing arrangements with select partners to ensure ongoing revenue in this key market. The Company’s largest single international partnership is in China with Wanda Cinema Line Corporation (“Wanda”). In 2016, the Company and Wanda signed an agreement for an additional 150 theater systems under a joint revenue sharing arrangement. This increases Wanda’s total commitment to the Company to 360 theater systems, of which 345 theater systems are under the parties’ joint revenue sharing arrangement. Furthermore, the Company has partnerships with CJ CGV Holdings, Ltd., for a commitment of 120 theater systems (of which 100 theater systems will be located in China), and with Guangzhou JinYi Media Corporation for a commitment of 60 theater systems (all of which are located in China).

In 2014, the Company completed the sale and issuance of 20% of the shares of the Company’s subsidiary, IMAX China Holding, Inc. (“IMAX China”), to entities owned and controlled by CMC Capital Partners (“CMC”), an investment fund that is focused on media and entertainment, and FountainVest Partners (“FountainVest”), a China-focused private equity firm. The sale price for the interest was $80.0 million (collectively, the “IMAX China Investment”). On October 8, 2015, IMAX China completed an initial public offering of its ordinary shares on the Main Board of the Hong Kong Stock Exchange Limited (the “IMAX China IPO”). Following the IMAX China IPO, the Company continues to indirectly own approximately 68.2% of IMAX China, which remains a consolidated subsidiary of the Company.

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

Over the years, several technological breakthroughs have established IMAX as an important distribution platform for Hollywood’s biggest event films. These include:

•	DMR — IMAX’s proprietary DMR technology digitally converts live-action digital films or 35mm to its large-format, while meeting the Company’s high standards of image and sound quality. In a typical IMAX DMR film arrangement, the Company receives a percentage, which in recent years has averaged approximately 12.5%, of box-office receipts, net of sales tax, of any commercial films released in the IMAX theater network outside of Greater China from the applicable film studio for the conversion of the film to the IMAX DMR format and for access to the Company’s premium distribution platform. Within Greater China, the Company receives a lower percentage of box-office receipts for certain films. At December 31, 2016, the Company had released 294 IMAX DMR films since the introduction of IMAX DMR in 2002. The number of films released on an annual basis that have been converted through the DMR process has increased significantly in recent years with the advent of digital technology that has reduced the DMR conversion time and with the strengthening of the Company’s relationships with major Hollywood studios, as well as international studios. Accordingly, 51 films converted through the IMAX DMR process were released in 2016, as compared to six in 2007.

•	IMAX Xenon-Based Digital Projection System — The Company introduced its xenon-based digital projection system in 2008. Prior to 2008, all of IMAX’s large format projectors were film-based and required analog film prints. The IMAX xenon-based digital projection system, which operates without the need for such film prints, was designed specifically for use by commercial multiplex operators and allows operators to reduce the capital and operating costs required to run an IMAX theater without sacrificing the image and sound quality of The IMAX Experience. By making The IMAX Experience more accessible for commercial multiplex operators, the introduction of the IMAX xenon-based digital projection system paved the way for a number of important joint revenue sharing arrangements which have allowed the Company to rapidly expand its theater network. Since announcing that the Company was developing xenon-based digital projection technology, the vast majority of the Company’s theater system signings have been for xenon-based digital systems. As at December 31, 2016, the Company has signed agreements for 1,571 xenon-based digital systems since 2007, 303 of which were signed in 2016 alone. As at December 31, 2016, 1,093 IMAX xenon-based digital projection systems were in operation, an increase of 16.4% over the 939 xenon-based digital projection systems in operation as at December 31, 2015 and 478 IMAX xenon-based digital projection systems were in backlog as compared to 348 xenon-based digital systems in backlog as at December 31, 2015.

•	IMAX Laser-Based Digital Projection System — As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. To that end, the Company introduced its next-generation laser-based digital projection system at the end of 2014, which was co-developed with Barco N.V. and incorporates exclusive technology developed or otherwise obtained by the Company. The Company believes that the IMAX laser-based digital projectors present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The laser projection solution is the first IMAX digital projection system capable of illuminating the largest screens in its network. As of December 31, 2016, 39 laser-based digital theater systems were operational. The Company is in the process of developing a commercial laser-based digital projection system designed for IMAX theaters in multiplexes.

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

NEW BUSINESS INITIATIVES

The Company is exploring new lines of business, with a focus on location-based experiences, alternative forms of in-cinema entertainment and in-home entertainment. In the second quarter of 2016, the Company announced its comprehensive virtual reality (“VR”) strategy to develop a premium, location-based VR offering that will deliver immersive, multi-dimensional experiences, including entertainment content and games, to branded VR centers (“IMAX VR Centers”). IMAX VR Centers are expected to be located in both stand-alone venues as well as multiplexes, malls and other commercial destinations, and will be retrofitted with proprietary VR pods that permit interactive, moveable VR experiences. The Company’s VR initiative is premised on a unique combination of premium content, proprietary design and best-in-class technology.

In order to deliver high quality content to the IMAX VR Centers, the Company has partnered with Google to design and develop a cinema-grade IMAX VR camera, which will enable filmmakers and content creators to capture and deliver high-quality, 360-degree content experiences to audiences. In addition, the Company recently announced the creation of an approximately $50.0 million virtual reality fund (the “VR Fund”) among the Company, its subsidiary IMAX China and other strategic investors. The VR Fund will help finance the creation of an estimated 25-30 interactive VR content experiences over the next three years for use across all VR platforms, including in the IMAX VR Centers. The VR Fund will target premium productions with its Hollywood studio and filmmaker partners, as well as gaming publishers and other leading content developers.

In January 2017, the Company launched its flagship pilot IMAX VR Center in Los Angeles and has signed agreements for additional IMAX VR center pilots in China, the U.S. and the United Kingdom, which are scheduled to open in the coming months. The Company plans to use these pilot locations to test several factors including the overall customer experience, pricing models, throughput, types of content featured and differences in geographic areas. If successful, the Company’s intent is to roll out IMAX VR Centers globally.

Through its VR initiative, the Company sees a unique opportunity to combine premium equipment, more robust computing power, and specially designed spaces to create a highly differentiated, destination-based VR experience that will draw consumers out of their homes, similar to the strategy it has successfully employed in the cinema space.

The Company is also focusing on alternative forms of in-cinema entertainment, including original content. In November 2016, the Company announced an agreement with Marvel Television Inc. (“Marvel”) and Disney|ABC Television Group to co-produce and exclusively premiere the new ABC series “Marvel’s Inhumans” in IMAX theaters. Under the agreement, the first two episodes of the series are expected to run worldwide exclusively in IMAX theaters for two weeks in September 2017. Several weeks later, the series will premiere on the ABC network in the U.S. and across other networks internationally. As a result of the Company’s significant financing commitment, the Company will have an equity participation both in the pilot and in the television series. This agreement marks the first time a live-action television series has debuted in this manner, and the first time the Company has an economic interest in a television property.

In 2015, the Company announced the creation of the IMAX China Film Fund (the “China Film Fund”) with its subsidiary IMAX China, its partner CMC and several other larger investors to help fund Mandarin language commercial films. The China Film Fund, which is expected initially to be capitalized with over $100.0 million, will target productions that can leverage the Company’s brand, relationships, technology and release windows in China. The China Film Fund is expected to co-finance approximately 15 Mandarin-language tent-pole films over three years, and will target contributions of between $3.0 million and $7.0 million per film. The China Film Fund will operate under an IMAX China-CMC controlled greenlight committee.

Also, in 2014, the Company announced the creation of the IMAX Original Film Fund (the “Film Fund”) to co-finance a portfolio of 10 original large format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company agreed to contribute $9.0 million to the Film Fund over five years starting in 2014 and sees the Film Fund as a self-perpetuating vehicle designed to generate a continuous flow of high-quality documentary content. As at December 31, 2016, the Film Fund has invested $13.4 million toward the development of original films.

The Company has also made inroads in the realm of in-home entertainment. To that end, the Company has announced home theater initiatives, including a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater system. Since 2013, the joint venture has signed agreements with end users for the sale of more than 140 premium home theater systems, and has signed agreements with distributors for the sale of more than 500 home theater systems. Beyond its premium home theater, the Company is also currently developing other components of broader home entertainment platform designed to allow consumers to experience elements of The IMAX Experience® in their homes.

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

Segmented information is provided in note 18 to the accompanying audited consolidated financial statements in Item 8.

IMAX Theater Systems, Theater System Maintenance and Joint Revenue Sharing Arrangements

The Company’s primary products are its theater systems. The Company’s digital projection systems include a projector that offers superior image quality and stability and a digital theater control system; a digital audio system delivering up to 12,000 watts of sound; a screen with a proprietary coating technology, and, if applicable, 3D glasses cleaning equipment. IMAX’s digital projection system also operates without the need for analog film prints. Traditional IMAX film-based theater systems contain the same components as the digital projection systems but include a rolling loop 15/70-format projector and require the use of analog film prints. Since its introduction in 2008, the vast majority of the Company’s theater sales have been digital systems. Furthermore, a majority of the

Company’s existing film-based theater systems have been upgraded, at a cost to the exhibitor, to an IMAX digital system. As part of the arrangement to sell or lease its theater systems, the Company provides extensive advice on theater planning and design and supervision of installation services. Theater systems are also leased or sold with a license for the use of the world-famous IMAX brand.

The Company’s digital projection system provides a premium and differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand, while providing for the compelling economics and flexibility that digital technology affords. The relatively low cost of a digital file delivery (approximately $100 per movie per system compared to $30 thousand per 2D print and $60 thousand per 3D print for an IMAX analog film print) ensures programming flexibility, which in turn allows theaters to program significantly more IMAX DMR films per year. More programming increases customer choice and potentially increases total box-office revenue. In 2016, 51 films converted through the IMAX DMR process were released to the IMAX theater network as compared to six films in 2007. To date, the Company has contracted for the release of 26 DMR titles to its theater network for 2017; however, the Company expects a similar number of films to be released to the network in 2017 as experienced in 2016. The Company remains in active discussions with all the major studios regarding future titles for 2017 and beyond. Furthermore, the Company expects to announce both additional local language IMAX DMR films and original and alternative content to be released to the IMAX theater network in 2017 and beyond. Supplementing the Company’s film slate of Hollywood DMR titles with appealing local DMR titles is an important component of the Company’s international film strategy.

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

The film-based GT and SR systems and the IMAX digital systems are “flat” screens that have a minimum of curvature and tilt and can exhibit both 2D and 3D films, while the screen components in dome shaped theaters are 2D only and are popular with the Company’s institutional clients. All IMAX theaters, with the exception of dome configurations, feature a steeply inclined floor to provide each audience member with a clear view of the screen. The Company holds patents on the geometrical design of IMAX theaters.

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

Under the significant majority of joint revenue sharing arrangements (both traditional and hybrid), the initial non-cancellable term of IMAX theater systems is 10 years or longer, and is renewable by the customer for one to two additional terms of between three to five years. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are non-cancellable by the customer unless the Company fails to perform its obligations. In rare cases, the contract provides certain performance thresholds that, if not met by either party, allow the other party to terminate the agreement. By offering arrangements in which exhibitors do not need to invest the significant initial capital required of a sales-type lease or a sale arrangement, the Company has been able to expand its theater network at a significantly faster pace than it had previously. As at December 31, 2016, the Company has entered into joint revenue sharing arrangements for 995 systems with 48 partners, 640 of which were in operation as at December 31, 2016.

In 2012, Dalian Wanda Group Co., Ltd. (“Dalian Wanda”), the parent company of Wanda, acquired AMC Entertainment Holdings, Inc. (“AMC”). Under common ownership, Wanda and AMC together is the Company’s largest customer, representing approximately 13.5%, 16.0% and 14.5% of the Company’s total revenue in 2016, 2015 and 2014, respectively. In addition, Wanda and AMC together represented approximately 40.3% of the commercial network and 39.8% of the Company’s backlog as of December 31, 2016. See Risk Factors – “Under common ownership, Wanda and AMC together account for a significant and growing portion of the Company’s revenue and backlog. A deterioration in the Company’s relationship with Wanda and/or AMC could materially, adversely affect the Company’s business, financial condition or results of operations.” in Item 1A.

Sales Backlog

The Company’s sales backlog is as follows:

	December 31, 2016				December 31, 2015
	Number of Systems		Fixed Contractual Dollar Value (in thousands)		Number of Systems		Fixed Contractual Dollar Value (in thousands)

Sales and sales-type lease arrangements	143		$175,331		160		$207,858
Joint revenue sharing arrangements
Hybrid arrangements	92		48,658	(1)	117		62,606	(1)
Traditional arrangements	263		3,680	(2)	95		450	(2)

	498	(3)	$227,669		372	(4)	$270,914

(1)	Reflects contractual upfront payments. Future contingent payments are not reflected as these are based on negotiated shares of box-office results.
(2)	No fixed upfront or annual minimum payments. Future contingent payments are not reflected as these are based on negotiated shares of box-office results.
(3)	Includes 20 laser-based digital theater system configurations, including three upgrades. The Company continues to develop and roll out its laser-based digital projection system. See “Research and Development” in this Part I for additional information.
(4)	Includes 24 laser-based digital theater system configurations, including 13 upgrades.

The number of theater systems in the backlog reflects the minimum number of commitments under signed contracts. The dollar value fluctuates depending on the number of new theater system arrangements signed from year to year, which adds to backlog and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated theater. Sales backlog includes initial fees along with the estimated present value of contractual ongoing fees due over the term, however it excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that may be received in the future. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, operating leases, letters of intent or long-term conditional theater commitments. The value of theaters under joint revenue sharing arrangements is excluded from the dollar value of sales backlog, although certain theater systems under joint revenue sharing arrangements provide for contracted upfront payments and therefore carry a backlog value based on those payments. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.

The following chart shows the number of the Company’s theater systems by configuration, opened theater network base and backlog as at December 31:

	2016			2015
	Theater Network Base	Backlog		Theater Network Base	Backlog

Flat Screen (2D)	9	—		12	—
Dome Screen (2D)	45	—		53	—
IMAX 3D Dome (3D)	2	—		2	—
IMAX 3D GT (3D)	18	—		24	—
IMAX 3D SR (3D)	9	—		13	—
IMAX Digital: Xenon (3D)	1,093	478		939	348	(2)
IMAX Digital: Laser (3D)	39	20	(1)	18	24	(3)

Total	1,215	498		1,061	372

(1)	Backlog includes three upgrades to laser-based digital theater systems from xenon-based digital theater systems in existing IMAX theater locations (all institutional).

(2)	Includes two upgrades from film-based theater systems to xenon-based digital theater systems in existing IMAX theater locations (one commercial and one institutional).
(3)	Backlog includes 13 upgrades to laser-based digital theater systems from xenon-based digital theater systems in existing IMAX theater locations (three commercial and 10 institutional).

The Company estimates that it will install approximately 150 -155 new theater systems (excluding upgrades) in 2017. The Company’s installation estimates includes scheduled systems from backlog, as well as the Company’s estimate of installations from arrangements that will sign and install in the same calendar year. The Company cautions, however, that theater system installations may slip from period to period over the course of the Company’s business, usually for reasons beyond its control.

IMAX theater systems consist of the following configurations:

IMAX Digital: Xenon Theater Systems. In July 2008, the Company introduced a proprietary IMAX xenon-based digital projection system that it believes delivers higher quality imagery compared with other digital systems and that is consistent with the Company’s brand. As at December 31, 2016, the Company had installed 1,093 xenon-based digital theater systems and has an additional 478 xenon-based digital theater systems in its backlog.

IMAX Digital: Laser Theater Systems. The Company introduced its next-generation laser-based digital projection system at the end of 2014. The Company believes the IMAX laser-based digital projectors present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology, capable of illuminating the largest screens in the IMAX theater network. As at December 31, 2016, the Company had installed 39 laser-based digital systems. The Company is in the process of developing a commercial laser-based digital projection system designed for IMAX theaters in multiplexes.

IMAX Flat Screen and IMAX Dome Theater Systems. IMAX flat screen and IMAX dome systems primarily have been installed in institutions such as museums and science centers. Flat screen IMAX theaters were introduced in 1970, while IMAX dome theaters, which are designed for tilted dome screens, were introduced in 1973. There have been several significant proprietary and patented enhancements to these systems since their introduction. As at December 31, 2016, there were 56 IMAX flat screen and IMAX dome theater systems in the IMAX network, as compared to 67 IMAX flat screen and IMAX dome theater systems as at December 31, 2015. With the introduction of the IMAX digital theater systems, there has been a decrease in the number of IMAX flat screen and IMAX dome theater systems in the network.

IMAX 3D GT and IMAX 3D SR Theater Systems. IMAX 3D theaters utilize a flat screen 3D system, which produces realistic 3D images on an IMAX screen. As at December 31, 2016, there were 27 IMAX 3D GT and IMAX 3D SR theater systems in operation compared to 37 IMAX 3D GT and IMAX 3D SR theater systems in operation as at December 31, 2015. The decrease in the number of 3D GT and 3D SR theater systems is largely attributable to the conversion of existing 3D GT and 3D SR theater systems to IMAX digital theater systems.

Films

Film Production and Digital Re-mastering (IMAX DMR)

In 2002, the Company developed a proprietary technology to digitally re-master Hollywood films into IMAX digital cinema package format or 15/70-format film for exhibition in IMAX theaters at a modest cost that is incurred by the Company. This system, known as IMAX DMR, digitally enhances the image resolution of motion picture films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. This technology has enabled the IMAX theater network to release Hollywood films simultaneously with their broader domestic release. The development of this technology was critical in helping the Company execute its strategy of expanding its commercial theater network by establishing IMAX theaters as a key, premium distribution platform for Hollywood films. In a typical IMAX DMR film arrangement, the Company receives a percentage, which in recent years has averaged approximately 12.5%, of box-office receipts, net of sales tax, of any commercial films released in the IMAX theater network outside of Greater China from the applicable film studio for the conversion of the film to the IMAX DMR format and for access to the Company’s premium distribution platform. Within Greater China, the Company receives a lower percentage of box-office receipts for certain films.

Other factors beyond the IMAX DMR format, and IMAX’s proprietary projection and sound technology, further differentiate IMAX content from other film content. Filmmakers choose IMAX cameras to shoot selected scenes to increase the audience’s immersion in the film and take advantage of the unique dimensions of the IMAX screen by shooting the film in a larger aspect ratio. Certain films also enjoy early release windows in IMAX, including Everest: An IMAX 3D Experience and The Walk: The IMAX

Experience, which were released one week early in IMAX theaters in 2015. Several recent films have featured select sequences shot with IMAX cameras including Captain America: Civil War: An IMAX 3D Experience, released in May 2016; Batman v Superman: Dawn of Justice: An IMAX 3D Experience, released in March 2016; Star Wars: The Force Awakens: An IMAX 3D Experience, released in December 2015; Interstellar: The IMAX Experience, released in November 2014; and Transformers Age of Extinction: An IMAX 3D Experience, released in June 2014 among others. In addition, Marvel’s Avengers: Infinity War — Part 1: An IMAX 3D Experience and Avengers: Infinity War — Part 2: An IMAX 3D Experience are expected to be shot in their entireties using the IMAX camera, which is the second time a full feature length movie will be filmed with the IMAX cameras. Sully: The IMAX Experience, released in August 2016, was shot with IMAX cameras for a majority of the film. IMAX theaters therefore serve as an additional distribution platform for Hollywood films, just as home video and pay-per-view are ancillary distribution platforms. In some cases, the Company may also have certain distribution rights to the films produced using its IMAX DMR technology.

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

The first IMAX DMR film, Apollo 13: The IMAX Experience, produced in conjunction with Universal Pictures and Imagine Entertainment, was released in September 2002 to 48 IMAX theaters. One of the more recent IMAX DMR films, Fantastic Beasts and Where to Find Them: An IMAX 3D Experience was released in November 2016 to 1,108 IMAX theaters. Since the release of Apollo 13: The IMAX Experience, to December 31, 2016, an additional 293 IMAX DMR films have been released to the IMAX theater network.

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

The Company believes that the growth in international box-office will continue to be an important driver of future growth for the Company. In fact, during the year ended December 31, 2016, 61.8% of the Company’s gross box-office from IMAX DMR films was generated in international markets. To support growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets. In 2016, the Company released 12 local language IMAX DMR films, including nine in China, two in Russia and one in Japan, and in 2015, the Company released 11 local language IMAX DMR films, including eight in China and three in Japan.

In 2016, 51 films were converted through the IMAX DMR process and released to theaters in the IMAX network by film studios as compared to 44 films in 2015.

To date, the Company has announced the following 26 DMR titles to be released in 2017 to the IMAX theater network:

•	Your Name: The IMAX Experience (Toho Co., Ltd., January 2017);

•	xXx: Return of Xander Cage: The IMAX Experience (Paramount Pictures, January 2017);

•	Resident Evil: The Final Chapter: The IMAX Experience (Sony Pictures, January 2017);

•	Attraction: The IMAX Experience (Art Pictures Studio, January 2017, Russia only);

•	Journey to The West: The Demons Strike Back: The IMAX Experience (Alibaba Pictures Group, January 2017);

•	The Lego Batman Movie: The IMAX Experience (Warner Bros. Pictures, February 2017);

•	Sing: The IMAX Experience (Universal Pictures, February 2017, China and Japan only);

•	Logan: The IMAX Experience (20th Century Fox, March 2017);

•	Kong: Skull Island: The IMAX Experience (Warner Bros. Pictures, March 2017);

•	Beauty and The Beast: The IMAX Experience (Walt Disney Studios, March 2017);

•	Ghost in the Shell: The IMAX Experience (Paramount Pictures, March 2017);

•	The Fate of the Furious: The IMAX Experience (Universal Pictures, April 2017);

•	Guardians of the Galaxy Vol. 2: The IMAX Experience (Walt Disney Studios, May 2017);

•	Pirates of the Caribbean: Dead Men Tell No Tales: The IMAX Experience (Walt Disney Studios, May 2017);

•	Wonder Woman: The IMAX Experience (Warner Bros. Pictures, June 2017);

•	The Mummy: The IMAX Experience (Universal Pictures, June 2017);

•	Transformers: The Last Knight: The IMAX Experience (Paramount Pictures, June 2017);

•	Spider-Man: Homecoming: The IMAX Experience (Sony Pictures-distributed and Marvel Studios and Sony Pictures-produced, July 2017);

•	Dunkirk: The IMAX Experience (Warner Bros. Pictures, July 2017);

•	The Solutrean: The IMAX Experience (Sony Pictures, September 2017);

•	The Lego Ninjago Movie: The IMAX Experience (Warner Bros. Pictures, September 2017);

•	Blade Runner 2049: The IMAX Experience (Warner Bros. Pictures, October 2017);

•	Geostorm: The IMAX Experience (Warner Bros. Pictures, October 2017);

•	Thor: Ragnarök: The IMAX Experience (Walt Disney Studios, November 2017);

•	Justice League: The IMAX Experience (Warner Bros. Pictures, November 2017); and

•	Star Wars: The Last Jedi: The IMAX Experience (Walt Disney Studios, December 2017).

In addition, in conjunction with Marvel and Disney|ABC Television Group, the Company will be co-producing and exclusively premiering the new ABC series “Marvel’s Inhumans” in IMAX theaters. The first two episodes of the series are expected to run worldwide exclusively in IMAX theaters for two weeks in September 2017, and several weeks later, the series will premiere on the ABC network. The Company will have an equity participation both in the pilot and in the television series, representing the first time the Company will have an economic interest in a television property.

The Company remains in active negotiations with all of the major Hollywood studios, as well as international studios, for additional films to fill out its short and long-term film slate, and anticipates that a similar number of IMAX DMR films will be released to the IMAX theater network in 2017 to the films that were released to the IMAX theater network in 2016.

The Company also expects to announce both additional local language IMAX DMR films and original and alternative content to be released to the IMAX theater network in 2017 and beyond. Supplementing the Company’s film slate of Hollywood DMR titles with appealing local DMR titles is an important component of the Company’s international film strategy.

Film Distribution

The Company is also a distributor of large-format films, primarily for its institutional theater partners. The Company generally distributes films which it produces or for which it has acquired distribution rights from independent producers. The Company receives either a percentage of the theater box-office receipts or a fixed amount as a distribution fee.

Films produced by the Company are typically financed through third parties, whereby the Company will generally receive a film production fee in exchange for producing the film and a distribution fee for distributing the film. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. As at December 31, 2016, the Company currently has distribution rights with respect to 46 of such films, which cover such subjects such as space, wildlife, music, history and natural wonders. Several more recent large-format films that have been distributed by the Company include: A Beautiful Planet, which was released in April 2016 and has grossed over $10.1 million as at the end of 2016; Voyage of Time, which was released in October 2016 and has grossed over $0.3 million as at the end of 2016; Island of Lemurs: Madagascar, which was released in April 2014 and has grossed over $13.2 million as at the end of 2016; Journey to the South Pacific, which had a limited release in November 2013 and a broader release in 2014 and has grossed $12.6 million as at the end of 2016. Large-format films have significantly longer exhibition periods than conventional commercial films and many of the films in the large-format library have remained popular for many decades, including the films SPACE STATION, Hubble 3D and T-REX: Back to the Cretaceous.

Film Post-Production

The Company also provides film post-production and quality control services for large-format films (whether produced internally or externally), and digital post-production services.

Other

Theater Operations

As at December 31, 2016 and 2015, the Company had two and three owned and operated theaters on leased premises, respectively. In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses. The Company also provides management services to two theaters.

Cameras

The Company rents its 2D and 3D large-format film and digital cameras to third party production companies. The Company also provides production technical support and post-production services for a fee. All IMAX 2D and 3D film cameras run 65mm negative film, exposing 15 perforations per frame and resulting in an image area nearly 10x larger than standard 35mm film. The Company believes that its film-based 3D camera, which is a patented, state-of-the-art dual and single filmstrip 3D camera, is among the most advanced motion picture cameras in the world and is the only 3D camera of its kind. The IMAX 3D camera simultaneously shoots left-eye and right-eye images and enables filmmakers to access a variety of locations, such as underwater or aboard aircraft. The Company has also developed a high speed 3D digital camera which utilizes a pair of the world’s largest digital sensors.

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

The commercial multiplex theater segment of the Company’s theater network is now its largest segment, comprising 1,107 IMAX theaters, or 91.1%, of the 1,215 IMAX theaters open as at December 31, 2016. The Company’s institutional customers include science and natural history museums, zoos, aquaria and other educational and cultural centers. Over the last several years the Company has not been able to digitally upgrade many of the institutional locations due to the size of the screens. The development of the IMAX digital laser-based system, which was rolled out at the end of 2014, together with the completion of the Film Fund should assist in supporting this segment of the Company’s customer base. The Company also sells or leases its theater systems to theme parks, private home theaters, tourist destination sites, fairs and expositions (the Commercial Destination segment). At December 31, 2016, approximately 63.7% of all opened IMAX theaters were in locations outside of the United States and Canada.

The following table outlines the breakdown of the theater network by type and geographic location as at December 31:

	2016 Theater Network Base				2015 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	349	5	41	395	342	6	45	393
Canada	37	2	7	46	37	2	8	47
Greater China(1)	407	—	17	424	290	—	17	307
Asia (excluding Greater China)	93	2	3	98	81	3	6	90
Western Europe	76	6	10	92	69	7	10	86
Russia & the CIS	56	—	—	56	49	—	—	49
Latin America(2)	38	—	12	50	35	—	11	46
Rest of the World	51	1	2	54	40	1	2	43

Total	1,107	16	92	1,215	943	19	99	1,061

(1)	Greater China includes the People’s Republic of China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

For information on revenue breakdown by geographic area, see note 18 to the accompanying audited consolidated financial statements in Item 8. The Company’s foreign operations are subject to certain risks. See “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations sales and future growth prospects” and “Risk Factors – The Company faces risks in connection with the continued expansion of its business in China” in Item 1A. The Company’s two largest customers as at December 31, 2016, collectively represent 40.3% of the Company’s network base of theaters, 39.8% of the Company’s theater system backlog and 17.0% of revenues.

INDUSTRY AND COMPETITION

Within the past decade, as the motion picture industry has transitioned from film projection to digital projection, a number of companies have introduced digital 3D projection technology and an increasing number of Hollywood features have been exhibited using these technologies. As part of this digital transition, a number of commercial exhibitors have introduced their own large screen branded theaters, while certain projection manufacturers and entertainment technology companies have also announced their own proprietary theater systems, some of which include laser-based projectors. The Company believes that all of these alternative film formats deliver images and experiences that are inferior to The IMAX Experience. In 2008, the Company introduced its proprietary digitally-based projector which is capable of 2D and 3D presentations on large screens and which comprises the majority of its current theater system sales. The Company is in the process of developing a commercial laser-based digital projection system designed for IMAX theaters in multiplexes.

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

The Company believes that its competitive strengths include the value of the IMAX brand name, the premium IMAX consumer experience, the design, quality and historic reliability rate of IMAX theater systems, the return on investment of an IMAX theater, the number and quality of IMAX films that it distributes, the relationships the Company maintains with prominent Hollywood and international filmmakers, a number of whom desire to film portions of their movies with IMAX cameras, the quality of the sound system components included with the IMAX theater, the availability of Hollywood and international event films to IMAX theaters through IMAX DMR technology, consumer loyalty and the level of the Company’s service and maintenance and extended warranty efforts. The Company believes that its next-generation laser-based projection system increases further the technological superiority of the consumer experience it delivers. As a result, the Company believes that all of the best performing premium theaters in the world are IMAX theaters.

THE IMAX BRAND

IMAX is a world leader in entertainment technology. The Company relies on its brand to communicate its leadership and singular goal of creating entertainment experiences that exceed all expectations. Top filmmakers and studios use the IMAX brand to message that a film will connect with audiences in unique and extraordinary ways. The IMAX brand is a promise to deliver what today’s movie audiences crave — a memorable, more emotionally engaging, more thrilling and shareable experience. Consumer research conducted in six countries worldwide by a leading third-party research firm shows that the IMAX brand has near universal awareness, creates a special experience and is by far the most differentiated movie-going brand. On a standardized measure of brand equity, the IMAX brand ranged from two to 10 times more powerful than other exhibition and entertainment technology brands. The Company believes that its strong brand equity supports consumers’ predisposition to choose IMAX over competing brands and to pay a premium for The IMAX Experience now and into the future. IMAX brand strength is evidenced by growing market share, high average ticket prices and per screen averages that outperform the industry.

RESEARCH AND DEVELOPMENT

The Company believes that it is one of the world’s leading entertainment technology companies with significant proprietary expertise in digital and film-based projection and sound system component design, engineering and imaging technology, particularly in laser-based technology. In recent years, the Company has increased its level of research and development in order to develop its next-generation laser-based projection system. The laser-based projection system provides greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. Currently, the Company experiences lower than expected margins from the installation of these laser-based projection systems. As a result, in 2016, the Company focused its research and development efforts on a new commercial laser-based projection system in order to create a more cost-effective solution. The Company intends for additional research and development to continue in 2017 to support the further development of the laser-based digital projection system. In 2016, the Company also began research and development in connection with its exploration of a comprehensive VR strategy to deliver immersive and interactive experiences to consumers through pilot IMAX VR Centers. In addition, the Company plans to continue research and development activity in the future in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors; enhancing the Company’s 2D and 3D image quality; expanding the applicability of the Company’s digital technology, and using such technology to help expand the Company’s home entertainment platform; developing IMAX theater systems’ capabilities in both home and live entertainment; and improving the Company’s proprietary tuning system and mastering processes.

The Company has also made significant investments in other areas of digital technologies, including the development of a proprietary technology to digitally enhance image resolution and quality of motion picture films including High Dynamic Range content, the creation of an IMAX digital projector and the licensing of prominent laser illumination technology. Accordingly, the Company holds a number of patents, patents pending and other intellectual property rights in these areas. In addition, the Company holds numerous digital patents and relationships with key manufacturers and suppliers in digital technology.

In 2009, the Company developed its first 3D digital camera primarily for use in IMAX documentary productions. Portions of Born to Be Wild 3D and Island of Lemurs: Madagascar were filmed with the IMAX 3D digital camera and the camera has subsequently been used to film footage for Transformers: Age of Extinction: An IMAX 3D Experience, released in June 2014 and Star Wars: The Force Awakens: An IMAX 3D Experience, released in December 2015. Several recent films have featured select sequences shot with IMAX cameras including Batman v Superman: Dawn of Justice: An IMAX 3D Experience, released in March 2016; Captain America: Civil War: An IMAX 3D Experience, released in May 2016; and Transformers Age of Extinction: An IMAX 3D Experience, released in June 2014. In addition, Marvel’s Avengers: Infinity War — Part 1: An IMAX 3D Experience and Avengers: Infinity War — Part 2: An IMAX 3D Experience are expected to be shot in their entireties using the IMAX camera, which is the second time a full feature length movie will be filmed with the IMAX cameras. Due to the increasing success major Hollywood filmmakers have experienced with IMAX cameras, the Company has identified the development and manufacture of additional IMAX cameras as an important research and development initiative.

The Company also has made progress deploying its proprietary expertise in image technology and 3D technology, as well as its proprietary film content and the IMAX brand, for applications in its in-home entertainment technology initiatives, including its premium home theater system with TCL. The premium home theater system incorporates 4K projection technology, together with security and delivery technology to enable the viewing of current theatrical releases that have been digitally re-mastered with IMAX enhancement technology. To date, the Company’s joint venture with TCL has signed agreements with end users for the sale of more than 140 theater systems, and has signed agreements with distributors for the sale of more than 500 home theater systems.

For the years ended December 31, 2016, 2015, and 2014, the Company recorded research and development expenses of $16.3 million, $12.7 million and $16.1 million, respectively. As at December 31, 2016, 88 of the Company’s employees were connected with research and development projects.

MANUFACTURING AND SERVICE

Projector Component Manufacturing

The Company assembles the projector of its theater systems at its office in Mississauga, Ontario, Canada (near Toronto). The Company develops and designs all of the key elements of the proprietary technology involved in this component. Fabrication of a majority of parts and sub-assemblies is subcontracted to a group of carefully pre-qualified third-party suppliers. Manufacture and supply contracts are signed for the delivery of the component on an order-by-order basis. The Company believes its significant suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all parts and sub-assemblies, completes the final assembly and then subjects the projector to comprehensive testing individually and as a system prior to shipment. In 2016, these projectors, including both the Company’s xenon and laser-based projection systems, had reliability rates based on scheduled shows of approximately 99.9%.

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

PATENTS AND TRADEMARKS

The Company’s inventions cover various aspects of its proprietary technology and many of these inventions are protected by Letters of Patent or applications filed throughout the world, most significantly in the United States, Canada, China, Belgium, Japan, France, Germany and the United Kingdom. The subject matter covered by these patents, applications and other licenses encompasses theater design and geometry, electronic circuitry and mechanisms employed in projectors and projection equipment (including 3D projection equipment), a method for synchronizing digital data, a method of generating stereoscopic (3D) imaging data from a monoscopic (2D) source, a process for digitally re-mastering 35mm films into large-format, a method for increasing the dynamic range and contrast of projectors, a method for visibly seaming or superimposing images from multiple projectors and other inventions relating to digital projectors. In 2011, the Company entered into a deal in which it secured the exclusive license rights from Kodak to a portfolio of more than 50 patent families covering laser projection technology as well as certain exclusive rights to a broad range of Kodak patents in the field of digital cinema. The Company has been and will continue to be diligent in the protection of its proprietary interests.

As at December 31, 2016, the Company holds or licenses 109 patents, has 15 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company’s patents for improvements to the IMAX projection system components expire between 2021 and 2034.

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

EMPLOYEES

The Company had 703 employees as at December 31, 2016, compared to 646 employees as at December 31, 2015. Both employee counts exclude hourly employees at the Company’s owned and operated theaters, virtual reality centers and certain other new business initiatives.

AVAILABLE INFORMATION

The Company makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after such filings have been made with the United States Securities and Exchange Commission (the “SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, as well as obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Reports may be obtained free of charge through the SEC’s website at www.sec.gov and through the Company’s website at www.imax.com or by calling the Company’s Investor Relations Department at 212-821-0100. No information included on the Company’s website shall be deemed included or otherwise incorporated into this Annual Report on Form 10-K for the Fiscal Year ended December 31, 2016 (this “2016 Form 10-K”), except where expressly indicated.

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

A significant portion of the Company’s revenues and gross box-office are generated by customers located outside the United States and Canada. Approximately 62%, 60% and 60% of the Company’s revenues were derived outside of the United States and Canada in 2016, 2015 and 2014, respectively. As at December 31, 2016, approximately 87.8% of IMAX theater systems arrangements in backlog are scheduled to be installed in international markets. Accordingly, the Company expects its international operations to continue to account for an increasingly significant portion of its revenues in the future. There are a number of risks associated with operating in international markets that could negatively affect the Company’s operations, sales and future growth prospects. These risks include:

•	new restrictions on access to markets, both for theater systems and films;

•	unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements;

•	fluctuations in the value of foreign currency versus the U.S. dollar and potential currency devaluations;

•	new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;

•	imposition of foreign exchange controls in such foreign jurisdictions;

•	dependence on foreign distributors and their sales channels;

•	difficulties in staffing and managing foreign operations;

•	local business practices that can present challenges to compliance with applicable anti-corruption and bribery laws;

•	difficulties in establishing market-appropriate pricing;

•	less accurate and/or less reliable box-office reporting;

•	adverse changes in monetary and/or tax policies, and/or difficulties in repatriating cash from foreign jurisdictions (including with respect to China, where approval of the State Administration of Foreign Exchange is required);

•	poor recognition of intellectual property rights;

•	difficulties in enforcing contractual rights;

•	inflation;

•	requirements to provide performance bonds and letters of credit to international customers to secure system component deliveries; and

•	political, economic and social instability.

In addition, the change in administrations in the United States could lead to changes in international policy, which could present new risks and uncertainties as the Company continues to expand its international operations.

The Company faces risks in connection with the continued expansion of its business in China.

At present, Greater China is the Company’s second largest and fastest-growing market, by revenue. In recent years, the Company’s Greater China operations have accounted for an increasingly significant portion of its overall revenues, with nearly 31% of overall revenues generated from the Company’s China operations in 2016. As at December 31, 2016, the Company had 424 theaters operating in Greater China with an additional 334 theaters in backlog, which represent 67.1% of the Company’s current backlog and which are scheduled to be installed in Greater China by 2022.

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

An important factor affecting the growth and success of the IMAX theater network is the availability and strategic selection of films for IMAX theaters and the box-office performance of such films. The Company itself produces only a small number of such films and, as a result, the Company relies principally on films produced by third party filmmakers and studios, including both Hollywood and local language features converted into the Company’s large format using the Company’s IMAX DMR technology. In 2016, 51 IMAX DMR films were released by studios to the worldwide IMAX theater network. There is no guarantee that filmmakers and studios will continue to release films to the IMAX theater network, or that the films selected for release to the IMAX theater network will be commercially successful. The Company is directly impacted by the box-office results for the films released to the IMAX network through its joint revenue sharing arrangements as well as through the percentage of the box-office receipts the Company receives from the studios releasing IMAX DMR films, and the Company’s continued ability to secure films, find suitable partners for joint revenue share arrangements and to sell IMAX theater systems also depends on the number and commercial success of films released to its network. The commercial success of films released to IMAX theaters depends on a number of factors outside of the Company’s control, including whether the film receives critical acclaim, the timing of its release, the success of the marketing efforts of the studio releasing the film, consumer preferences and trends in cinema attendance. Moreover, films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and quality of IMAX DMR and IMAX original films released to the IMAX theater network.

In addition, as the Company’s international network has expanded, the Company has signed deals with studios in other countries to convert their films to the Company’s large format and release them to IMAX theaters. The Company may be unable to select films which will be successful in international markets or may be unsuccessful in selecting the right mix of Hollywood and local DMR films for a particular country or region. Also, conflicts in international release schedules may make it difficult to release every IMAX film in certain markets.

The Company depends principally on commercial movie exhibitors to purchase or lease IMAX theater systems, to supply box-office revenue under joint revenue sharing arrangements and under its sales and sales-type lease agreements and to supply venues in which to exhibit IMAX DMR films. The Company can make no assurances that exhibitors will continue to do any of these things.

The Company’s primary customers are commercial multiplex exhibitors, whose systems represent 99.0% of the 498 theater systems in the Company’s backlog as at December 31, 2016. The Company is unable to predict if, or when, they or other exhibitors will purchase or lease IMAX theater systems or enter into joint revenue sharing arrangements with the Company, or whether any of the Company’s existing customers will continue to do any of the foregoing. If exhibitors choose to reduce their levels of expansion or decide not to purchase or lease IMAX theater systems or enter into joint revenue sharing arrangements with the Company, the

Company’s revenues would not increase at an anticipated rate and motion picture studios may be less willing to convert their films into the Company’s format for exhibition in commercial IMAX theaters. As a result, the Company’s future revenues and cash flows could be adversely affected.

The Company may experience adverse effects due to exchange rate fluctuations.

A substantial portion of the Company’s revenues are denominated in U.S. dollars, while a substantial portion of its expenses are denominated in Canadian dollars. The Company also generates revenues in Chinese Yuan Renminbi, Euros and Japanese Yen. While the Company periodically enters into forward contracts to hedge its exposure to exchange rate fluctuations between the U.S. and the Canadian dollar, the Company may not be successful in reducing its exposure to these fluctuations. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. Even in jurisdictions in which the Company does not accept local currency, significant local currency issues may impact the profitability of the Company’s arrangements for the Company’s customers, which ultimately affect the Company’s ability to negotiate cost-effective arrangements and, therefore, the Company’s results of operations. In addition, because IMAX films generate box-office in 74 different countries, unfavourable exchange rates between applicable local currencies, and the U.S. dollar could affect the Company’s reported gross box-office and revenues, further impacting the Company’s results of operations.

The introduction of new, competing products and technologies could harm the Company’s business.

The out-of-home entertainment industry is very competitive, and the Company faces a number of competitive challenges. According to the National Association of Theater Owners, as at December 31, 2016, there were approximately 16,481 conventional-sized screens in North American multiplexes equipped with digital 3D systems. In addition, some commercial exhibitors, projection manufacturers and entertainment technology companies have announced or introduced their own branded, large-screen 3D auditoriums or other proprietary theater systems, some of which include laser-based projectors, and in many cases have marketed those auditoriums or theater systems as having the same quality or attributes as an IMAX theater. The Company also may face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources to develop and support them. If the Company is unable to continue to deliver a premium movie-going experience, or if other technologies surpass those of the Company, the Company may be unable to continue to produce theater systems which are premium to, or differentiated from, other theater systems. If the Company is unable to produce a differentiated theater experience, consumers may be unwilling to pay the price premiums associated with the cost of IMAX theater tickets and box-office performance of IMAX films may decline. Declining box-office performance of IMAX films would materially and adversely harm the Company’s business and prospects. The Company also faces in-home competition from a number of alternative motion picture distribution channels such as home video, pay-per-view, video-on-demand, DVD, Internet and syndicated and broadcast television. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including gaming, sporting events, concerts, live theater, social media and restaurants.

Failure to respond adequately or in a timely fashion to changes and advancements in digital technology could negatively affect the Company’s business.

There have been a number of advancements in the digital cinema field in recent years. In order to keep pace with these changes and in order to continue to provide an experience which is premium to and differentiated from conventional cinema experiences, the Company has made, and expects to continue to make, significant investments in digital technology in the form of research and development and the acquisition of third party intellectual property and/or proprietary technology. Recently, the Company has made significant investments in laser technology as part of the development of its next-generation laser-based digital projection system, which it began rolling out to the largest theaters in the IMAX network at the end of 2014. The Company intends to continue to invest in the development of its commercial laser-based digital projection system. The process of developing new technologies is inherently uncertain and subject to certain factors that are outside of the Company’s control, including reliance on third party partners and suppliers, and the Company can provide no assurance its investments will result in commercially viable advancements to the Company’s existing products or in commercially successful new products, or that any such advancements or products will improve upon existing technology or will be developed within the timeframe expected.

Under common ownership, Wanda and AMC together account for a significant and growing portion of the Company’s revenue and backlog. A deterioration in the Company’s relationship with Wanda and/or AMC could materially, adversely affect the Company’s business, financial condition or results of operation.

In 2012, Dalian Wanda, the parent company of Wanda, acquired AMC. In December 2013, AMC completed an initial public offering of approximately 20% of its outstanding shares, with Dalian Wanda retaining the approximately 80% remaining. Under common ownership, Wanda and AMC together represent approximately 13.5%, 16.0% and 14.5% of the Company’s total revenue in 2016, 2015 and 2014, respectively. On August 2, 2016, Wanda entered into an agreement with the Company for an additional 150 IMAX theater systems to be built over six years, bringing Wanda’s total commitment to 360 IMAX theater systems. With the latest expansion of the Company’s joint revenue sharing arrangement with Wanda, Wanda and AMC together represented approximately 40.3% of the commercial network and 39.8% of the Company’s backlog as of December 31, 2016. The share of the Company’s revenue that is generated by Wanda and AMC is expected to continue to grow as the significant number of Wanda theater systems currently in backlog are opened. No assurance can be given that either Wanda and/or AMC will continue to purchase theater systems and/or enter into joint revenue sharing arrangements with the Company and if so, whether contractual terms will be affected. If the Company does business with either Wanda and/or AMC less frequently or on less favorable terms than currently, the Company’s business, financial condition or results of operations may be adversely affected. Recent consolidation in the industry, including AMC’s acquisition of Carmike Cinemas and Odeon/UCI Cinemas Group, further augments this risk.

The Company is undertaking new lines of business and these new business initiatives may not be successful.

The Company is undertaking new lines of business. These initiatives represent new areas of growth for the Company and could include the offering of new products and services that may not be accepted by the market. Some areas of potential growth for the Company are in the fields of location-based virtual reality, original content and in-home entertainment technology, all of which are intensively competitive businesses and which are dependent on consumer demand, over which the Company has no control. If any new business in which the Company invests or attempts to develop does not progress as planned, the Company may be adversely affected by investment expenses that have not led to the anticipated results, by write-downs of its equity investments, by the distraction of management from its core business or by damage to its brand or reputation.

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

The Company owns or licenses patents issued and patent applications pending, including those covering its digital projector, digital conversion technology and laser illumination technology. The Company’s patents are filed in the United States, often with corresponding patents or filed applications in other jurisdictions, such as Canada, China, Belgium, Japan, France, Germany and the United Kingdom. The patent applications pending may not be issued or the patents may not provide the Company with any competitive advantage. The patent applications may also be challenged by third parties. Several of the Company’s issued patents for improvements to IMAX projectors, IMAX 3D Dome and sound system components expire between 2021 and 2034. Any claims or litigation initiated by the Company to protect its proprietary technology could be time consuming, costly and divert the attention of its technical and management resources.

The IMAX brand stands for the highest quality and most immersive motion picture entertainment. Protecting the IMAX brand is a critical element in maintaining the Company’s relationships with studios and its exhibitor clients. Though the Company relies on a combination of trademark and copyright law as well as its contractual provisions to protect the IMAX brand, those protections may not be adequate to prevent erosion of the brand over time, particularly in foreign jurisdictions. Erosion of the brand could threaten the demand for the Company’s products and services and impair its ability to grow future revenue streams.

The Company faces cyber-security and similar risks, which could result in the disclosure, theft or loss of confidential or other proprietary information, including intellectual property; damage to the Company’s brand and reputation; legal exposure and financial losses.

The nature of the Company’s business involves access to and storage of confidential and proprietary content and other information, including intellectual property, as well as information regarding the Company’s customers, employees, licensees and suppliers. Although the Company maintains robust procedures to safeguard such content and information, as well as a cyber-security insurance policy, the Company’s information technology systems could be penetrated by internal or external parties’ intent on extracting information, corrupting information, stealing intellectual property or trade secrets, or disrupting business processes. Information security risks have increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. It is possible that computer hackers could compromise the Company’s security measures or the security measures of parties with whom the Company does business, and thereby obtain the confidential or proprietary information of the Company or its customers, employees, licensees and suppliers. Any such breach or unauthorized access could result in a disruption of the Company’s operations, the theft, unauthorized use or publication of the Company’s intellectual property and other proprietary information, a reduction of the revenues the Company is able to generate from its operations, damage to the Company’s brand and reputation, a loss of confidence in the security of the Company’s business and products, and significant legal and financial exposure, each of which could potentially have an adverse effect on the Company’s business.

General political, social and economic conditions can affect the Company’s business by reducing both revenue generated from existing IMAX theater systems and the demand for new IMAX theater systems.

The Company’s success depends in part on general political, social and economic conditions and the willingness of consumers to purchase tickets to IMAX movies. If going to the movies becomes less popular, the Company’s business could be adversely affected. In addition, the Company’s operations could be adversely affected if consumers’ discretionary income falls as a result of an economic downturn. In recent years, the majority of the Company’s revenue has been directly derived from the box-office revenues of its films. Accordingly, any decline in attendance at commercial IMAX theaters could materially and adversely affect several sources of key revenue streams for the Company.

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

The Company’s revenue under its joint revenue sharing arrangements, a portion of the Company’s payments under lease or sales arrangements and its film distribution fees are based upon financial reporting provided by its customers. If such reporting is inaccurate, incomplete or withheld, the Company’s ability to receive the appropriate payments in a timely fashion that are due to it may be impaired. The Company’s contractual ability to audit IMAX theaters may not rectify payments lost or delayed as a result of customers not fulfilling their contractual obligations with respect to financial reporting.

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

At December 31, 2016, the Company’s sales backlog included 498 theater systems, consisting of 143 systems under sales arrangements and 355 theater systems under joint revenue sharing arrangements. The Company lists signed contracts for theater systems for which revenue has not been recognized as sales backlog prior to the time of revenue recognition. The total value of the sales backlog represents all signed theater system sale or lease agreements that are expected to be recognized as revenue in the future and includes initial fees along with the present value of fixed minimum ongoing fees due over the term, but excludes contingent fees in excess of fixed minimum ongoing fees that might be received in the future and maintenance and extended warranty fees. Notwithstanding the legal obligation to do so, not all of the Company’s customers with which it has signed contracts may accept delivery of theater systems that are included in the Company’s backlog. This could adversely affect the Company’s future revenues and cash flows. In addition, customers with theater system obligations in backlog sometimes request that the Company agree to modify or reduce such obligations, which the Company has agreed to in the past under certain circumstances. Customer requested delays in the installation of theater systems in backlog remain a recurring and unpredictable part of the Company’s business.

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

The Company’s principal executive offices are located in Mississauga, Ontario, Canada, New York, New York, and Playa Vista, California. The Company’s principal facilities are as follows:

	Operation	Own/Lease	Expiration
Mississauga, Ontario (1)	Headquarters, Administrative, Assembly and Research and Development	Own	N/A
Playa Vista, California (2)	Sales, Marketing, Film Production and Post-Production	Own	N/A
New York, New York	Executive	Lease	2019
Beijing, China	Sales	Lease	2018
Tokyo, Japan	Sales, Marketing and Maintenance	Lease	2018
Shanghai, China	Sales, Marketing, Maintenance and Administrative	Lease	2019
Dublin, Ireland	Sales and Administrative	Lease	2026
Moscow, Russia	Sales	Lease	2017
London, United Kingdom	Sales	Lease	2017

(1)	This facility is subject to a charge in favor of Wells Fargo Bank in connection with a secured term and revolving credit facility (see note 11 to the accompanying audited consolidated financial statements in Item 8).
(2)	This facility is subject to a charge in favor of Wells Fargo Bank in connection with the Playa Vista Loan (as defined in note 11 to the accompanying audited consolidated financial statements in Item 8).

The Company believes that its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

Item 3.	Legal Proceedings

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

In March 2013, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), the Company’s majority-owned subsidiary in China, received notice from the Shanghai office of the General Administration of Customs (“Customs Authority”) that it had been selected for a customs audit (the “Audit”). A key issue raised by the Audit is the transfer pricing policy basis for the importation of IMAX theater systems by IMAX Shanghai into the People’s Republic of China and the applicability of customs duties and taxes to the trademark and technology license fees paid by IMAX Shanghai to the Company. In December 2016, the Customs Authority conclusively determined that any trademark, technology and warranty fees paid by IMAX Shanghai on systems revenue directly related to imported theater systems should be included as part of the tax cost base of these systems and subject to applicable duties and taxes. In connection with the conclusion, for the period beginning January 1, 2012 through October 31, 2016, IMAX Shanghai recorded $2.95 million in duties and taxes on the trademark, technology and warranty fees for applicable theater systems imported during that period and settled the payment in January 2017. In the course of the Audit, the Customs Authority discovered the underpayment by IMAX Shanghai of the freight and insurance portion of the customs duties and taxes applicable to the importation of certain IMAX theater systems during the period from October 2011 through March 2013 of approximately $0.1 million. Though IMAX Shanghai’s importation agent accepted responsibility for the error giving rise to the underpayment, the matter has been transferred to the Anti-Smuggling Bureau of the Customs Authority for further review. IMAX Shanghai is unable to assess the potential impact, if any, of this outstanding matter at this time.

On November 11, 2013, Giencourt Investments, S.A. (“Giencourt”) initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida, based on alleged breaches by the Company of its theater agreement and related license agreement with Giencourt. Giencourt submitted its statement of claim in January 2015, the Company submitted its statement of defense and counterclaim in April 2015 and Giencourt submitted its arbitration reply paper in September 2015. An arbitration hearing for witness testimony was held during the week of December 14, 2015. At the hearing, Giencourt’s expert identified monetary damages of up to approximately $10.4 million, which Giencourt seeks to recover from the Company. The Company has asserted a counterclaim against Giencourt for breach of contract and seeks to recover lost profits in excess of $24.0 million under the agreements. In addition, on December 10, 2015, Giencourt made a motion to the panel seeking to enforce a purported settlement of the matter based on negotiations between Giencourt and the Company. The panel held a final hearing with closing arguments on October 20 and 21, 2016. On February 7, 2017, the panel issued a Partial Final Award (the “Award”), which held that the parties had reached a binding settlement, and therefore the panel did not reach the merits of the dispute. The Company strongly disputes that discussions about a potential resolution of this matter amounted to an enforceable settlement. The Company is currently reviewing the Award and assessing its response and potential next steps, including a potential challenge in Florida court on the grounds that the panel exceeded its jurisdiction. At this time, the Company is unable to determine the amounts that it may owe pursuant to the Award, or the timing of any such payments, and therefore no assurances can be given with respect to the ultimate outcome of the matter.

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

The Company’s common shares are listed for trading under the trading symbol “IMAX” on the NYSE. The following table sets forth the range of high and low sales prices per share for the common shares on the NYSE.

	U.S. Dollars
	High	Low
NYSE
Year ended December 31, 2016
Fourth quarter	$34.80	$27.95
Third quarter	$34.47	$28.55
Second quarter	$33.50	$27.63
First quarter	$33.92	$25.99
Year ended December 31, 2015
Fourth quarter	$39.58	$33.30
Third quarter	$39.37	$29.18
Second quarter	$43.22	$33.53
First quarter	$35.54	$29.49

As at January 31, 2017, the Company had approximately 240 registered holders of record of the Company’s common shares.

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

Equity Compensation Plans

The following table sets forth information regarding the Company’s Equity Compensation Plan as at December 31, 2016:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,326,472	$29.18	5,696,100
Equity compensation plans not approved by security holders	nil	nil	nil

Total	6,326,472	$29.18	5,696,100

Performance Graph

The following graph compares the total cumulative shareholder return for $100 invested on December 31, 2011 (assumes that all dividends were reinvested) in common shares of the Company against the cumulative total return of the NYSE Composite Index, the S&P/TSX Composite Index and the IMAX Peer Group to the end of the most recently completed fiscal year. The IMAX Peer Group consists of DTS, Inc., TIVO Inc., RealD Inc., World Wrestling Entertainment, Inc., Rovi Corporation, DreamWorks Animation SKG, Inc., Corus Entertainment Inc., Take-Two Interactive Software, Inc., Dolby Laboratories, Inc., Six Flags Entertainment Corporation, Lions Gate Entertainment Corp. and Cinemark Holdings, Inc.

CUMULATIVE VALUE OF $100 INVESTMENT

	31-Dec-11	31-Dec-12	31-Dec-13	31-Dec-14	31-Dec-15	31-Dec-16
IMAX	100.00	122.64	160.83	168.58	193.89	171.30
NYSE Composite	100.00	112.93	139.10	144.97	135.66	147.88
S&P/TSX Composite	100.00	104.00	113.94	122.40	108.82	127.88
Peer Group	100.00	103.38	141.68	151.37	153.89	202.64

Issuer Purchases of Equity Securities

The Company’s common stock repurchase program activity for the three months ended December 31, 2016 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum value of shares that may yet be purchased under the program
October 1 through October 31, 2016	558,710	$28.87	558,710	$46,262,874
November 1 through November 30, 2016	—	—	—	$46,262,874
December 1 through December 31, 2016	—	—	—	$46,262,874

Total	558,710	$28.87	558,710

(1)	On June 16, 2014, the Company’s Board of Directors approved a $150.0 million share repurchase program for shares of the Company’s common stock, which program was amended on April 20, 2016 to increase the aggregate purchase allowance to $200.0 million. Purchases under the program commenced during the third quarter of 2014, and the program expires on June 30, 2017. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares, and the share repurchase program may be suspended or discontinued by the Company at any time.

The total number of shares purchased during the three months ended December 31, 2016 does not include any shares received in the administration of employee share-based compensation plans. The Company has $46.3 million available under its approved repurchase program.

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

	Years Ended December 31,
(In thousands of U.S. dollars, except per share amounts)	2016	2015	2014	2013	2012

Statements of Operations Data:
Revenues
Equipment and product sales	$122,382	$118,937	$78,705	$78,663	$78,161
Services	166,862	161,964	142,607	139,464	135,071
Rentals	77,315	83,651	60,705	61,293	61,268
Finance income	9,500	9,112	8,524	8,142	7,523
Other(1)	1,275	141	—	375	732

	377,334	373,805	290,541	287,937	282,755

Costs and expenses applicable to revenues
Equipment and product sales(2)(3)	69,680	63,635	36,997	37,517	37,538
Services(2)(3)	83,780	70,855	62,228	68,844	70,570
Rentals(3)	21,086	20,027	17,928	16,973	21,402
Other	110	—	—	—	—

	174,656	154,517	117,153	123,334	129,510

Gross margin	202,678	219,288	173,388	164,603	153,245
Selling, general and administrative expenses(4)	124,745	115,345	93,260	84,854	81,560
Gain on curtailment of postretirement benefit plan(5)	—	—	—	(2,185)	—
Research and development	16,315	12,730	16,096	14,771	11,411
Amortization of intangibles	2,079	1,860	1,724	1,618	706
Receivable provisions, net of recoveries	954	752	918	445	524
Asset impairments(6)(7)	417	830	3,520	—	150

Income from operations	58,168	87,771	57,870	65,100	58,894
Interest income	1,490	968	405	55	85
Interest expense	(1,805)	(1,661)	(924)	(1,345)	(689)

Income from operations before income taxes	57,853	87,078	57,351	63,810	58,290
Provision for income taxes	(16,212)	(20,052)	(14,466)	(16,629)	(15,079)
Loss from equity-accounted investments, net of tax	(2,321)	(2,402)	(1,071)	(2,757)	(1,362)

Income from continuing operations	39,320	64,624	41,814	44,424	41,849
Income (loss) from discontinued operations, net of tax(8)	—	—	355	(309)	(512)

Net income	39,320	64,624	42,169	44,115	41,337
Less: net income attributable to non-controlling interests(9)	(10,532)	(8,780)	(2,433)	—	—

Net income attributable to common shareholders	$28,788	$55,844	$39,736	$44,115	$41,337

Net income per share attributable to common shareholders - basic and diluted:
Net income per share - basic:
Net income per share from continuing operations	$0.43	$0.79	$0.57	$0.66	$0.64
Net income (loss) per share from discontinued operations	—	—	0.01	—	(0.01)

	$0.43	$0.79	$0.58	$0.66	$0.63

Net income per share - diluted:
Net income per share from continuing operations	$0.42	$0.78	$0.56	$0.64	$0.62
Net loss per share from discontinued operations	—	—	—	—	(0.01)

	$0.42	$0.78	$0.56	$0.64	$0.61

(1)	The Company enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater systems. Each year, during the period of time between signing and theater system installation, certain customers are unable to, or elect not to, proceed with the theater system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and/or the Company may terminate the arrangement by default or by entering into a consensual buyout. In these situations, the parties are released from their future obligations under the arrangement, and the initial payments that the customer previously made to the Company and recognized as revenue are typically not refunded. In addition, the Company enters into agreements with customers to terminate their obligations for a theater system configuration and enter into a new arrangement for a different configuration. Other revenues from settlement arrangements were $1.3 million, $0.1 million, $nil, $0.4 million, and $0.7 million in 2016, 2015, 2014, 2013 and 2012, respectively.
(2)	In 2016, the Company recognized a charge of $0.5 million in costs and expenses applicable to revenues for the write-down of certain service parts and theater system inventories. Included for the periods 2012 through 2016 are the following inventory write-downs:

(In thousands of U.S. dollars)	2016	2015	2014	2013	2012
Equipment and product sales	$227	$537	$209	$274	$795
Services	231	35	150	170	103

	$458	$572	$359	$444	$898

(3)	The Company recorded advertising, marketing, and commission costs for the periods 2012 through 2016 as listed below:

(In thousands of U.S. dollars)	2016	2015	2014	2013	2012
Equipment and product sales	$4,364	$2,985	$3,271	$2,522	$2,690
Services	19,696	13,236	7,701	4,552	4,773
Rentals	2,714	3,040	2,579	3,582	3,382

Advertising, marketing, and commission costs	$26,774	$19,261	$13,551	$10,656	$10,845

(4)	Includes share-based compensation expense of $30.5 million, $21.9 million, $15.1 million, $11.9 million and $13.1 million for 2016, 2015, 2014, 2013 and 2012, respectively. Also includes consulting and other professional fees associated with the IMAX China IPO of $1.3 million for 2015.
(5)	In 2013, the Company amended its Canadian postretirement plan to reduce future benefits provided under the plan. As a result of this amendment, the Company recognized a pre-tax curtailment gain of $2.2 million.
(6)	In 2016, the Company recorded asset impairment charges of $0.2 million related to the impairment of property, plant and equipment. Asset impairment charges related to the impairment of property, plant and equipment amounted to $0.4 million, $0.3 million, $nil and $nil in 2015, 2014, 2013 and 2012, respectively, after the Company assessed the carrying value of certain assets.
(7)	In 2016, the Company recognized a $0.2 million other-than-temporary impairment of its investments as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost. See notes 19(e) of the accompanying audited consolidated financial statements in Item 8 for more information. Charges resulting from the impairment of investments amounted to $0.4 million, $3.2 million, $nil and $0.2 million in 2015, 2014, 2013 and 2012, respectively.
(8)

In 2014, the Company discontinued the operations of its owned and operated Nyack IMAX theater. The net income (loss) from the operation of the theater is reflected as a discontinued operation. In the third quarter of 2016, the Company discontinued the operations of its owned and operated Navy Pier IMAX theater. The net income (loss) from the operation of the theater is not reflected as a discontinued operation in accordance with the amended Presentation of Financial Statements: Discontinued Operations Topic of the FASB ASC.

(9)	The Company’s consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and IMAX China IPO. In addition, the Company recognized the impact of a non-controlling interest in its subsidiary created for the Film Fund activity. See note 21 of the accompanying audited consolidated financial statements in Item 8 for more information.

BALANCE SHEET DATA

(in thousands of U.S. dollars)	As at December 31,
	2016	2015	2014	2013	2012
Cash and cash equivalents	$204,759	$317,449	$106,503	$29,546	$21,336
Total assets	$857,334	$930,629	$621,106	$481,145	$421,872
Total bank indebtedness	$27,316	$29,276	$4,283	$—	$11,000
Total shareholders’ equity	$621,574	$673,850	$382,775	$319,585	$253,079

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters”. IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as such, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. There were 1,215 IMAX theater systems (1,107 commercial multiplexes, 16 commercial destinations, 92 institutional) operating in 75 countries as of December 31, 2016. This compares to 1,061 theater systems (943 commercial multiplexes, 19 commercial destinations, 99 institutional) operating in 67 countries as of December 31, 2015.

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

As a result of the immersiveness and superior image and sound quality of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for IMAX DMR films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX DMR films, generates incremental box-office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box-office generated by IMAX DMR films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood blockbuster films. Driven by the advent of digital technology that reduced the IMAX DMR conversion time and with the strengthening of the Company’s relationships with the major studios, the number of IMAX DMR films released to the theater network per year has increased to 51 films in 2016, up from six films in 2007. The Company expects to release a similar number of IMAX DMR films in 2017 as compared to 2016.

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. To that end, the Company introduced its next-generation laser-based digital projection system at the end of 2014, which was co-developed with Barco N.V and incorporates exclusive technology developed or otherwise obtained by the Company. The Company believes that the IMAX laser-based projectors present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The laser projection solution is the first IMAX digital projection system capable of illuminating the largest screens in its network. As at December 31, 2016, 39 laser-based digital systems were operational. The Company is in the process of developing a commercial laser-based digital projection system designed for IMAX theaters in multiplexes.

The Company is exploring new lines of business, with a focus on location-based experiences, alternative forms of in-cinema entertainment and in-home entertainment. In the second quarter of 2016, the Company announced its comprehensive virtual reality (“VR”) strategy to develop a premium, location-based VR offering that will deliver immersive, multi-dimensional experiences, including entertainment content and games, to branded VR centers (“IMAX VR Centers”). IMAX VR Centers are expected to be located in both stand-alone venues as well as multiplexes, malls and other commercial destinations, and will be retrofitted with proprietary VR pods that permit interactive, moveable VR experiences. The Company’s VR initiative is premised on a unique combination of premium content, proprietary design and best-in-class technology.

In order to deliver high quality content to the IMAX VR Centers, the Company has partnered with Google to design and develop a cinema-grade IMAX VR camera, which will enable filmmakers and content creators to capture and deliver high-quality, 360-degree content experiences to audiences. In addition, the Company recently announced the creation of an approximately $50.0 million virtual reality fund (the “VR Fund”) among the Company, its subsidiary IMAX China Holding Inc. (“IMAX China”) and other strategic investors. The VR Fund will help finance the creation of an estimated 25-30 interactive VR content experiences over the next three years for use across all VR platforms, including in the IMAX VR Centers. The VR Fund will target premium productions with its Hollywood studio and filmmaker partners, as well as gaming publishers and other leading content developers.

In January 2017, the Company launched its flagship pilot IMAX VR Center in Los Angeles and has signed agreements for additional IMAX VR center pilots in China, the U.S. and the United Kingdom, which are scheduled to open in the coming months. The Company plans to use these pilot locations to test several factors including the overall customer experience, pricing models, throughput, types of content featured and differences in geographic areas. If successful, the Company’s intent is to roll out IMAX VR Centers globally.

Through its VR initiative, the Company sees a unique opportunity to combine premium equipment, more robust computing power, and specially designed spaces to create a highly differentiated, destination-based VR experience that will draw consumers out of their homes, similar to the strategy it has successfully employed in the cinema space.

The Company is also focusing on alternative forms of in-cinema entertainment, including original content. In November 2016, the Company announced an agreement with Marvel Television Inc. (“Marvel”) and Disney|ABC Television Group to co-produce and exclusively premiere the new ABC series “Marvel’s Inhumans” in IMAX theaters. Under the agreement, the first two episodes of the series are expected to run worldwide exclusively in IMAX theaters for two weeks in September 2017. Several weeks later, the series will premiere on the ABC network in the U.S. and across other networks internationally. As a result of the Company’s significant financing commitment, the Company will have an equity participation both in the pilot and in the television series. This agreement marks the first time a live-action television series has debuted in this manner, and the first time the Company has an economic interest in a television property.

In 2015, the Company announced the creation of the IMAX China Film Fund (the “China Film Fund”) with its subsidiary IMAX China, its partner CMC and several other large investors to help fund Mandarin language commercial films. The China Film Fund, which is expected initially to be capitalized with over $100.0 million, will target productions that can leverage the Company’s brand, relationships, technology and release windows in China. The China Film Fund is expected to co-finance approximately 15 Mandarin-language tent-pole films over three years, and will target contributions of between $3.0 million and $7.0 million per film. The China Film Fund will operate under an IMAX China-CMC controlled greenlight committee.

Also, in 2014, the Company announced the creation of the IMAX Original Film Fund (the “Film Fund”) to co-finance a portfolio of 10 original large format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company agreed to contribute $9.0 million to the Film Fund over five years starting in 2014 and sees the Film Fund as a self-perpetuating vehicle designed to generate a continuous flow of high-quality documentary content. As at December 31, 2016, the Film Fund has invested $13.4 million toward the development of original films.

With respect to in-home entertainment, the Company has announced home theater initiatives, including a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater system. Since 2013, the joint venture has signed agreements with end users for the sale of more than 140 premium home theater systems, and has signed agreements with distributors for the sale of more than 500 home theater systems. Beyond its premium home theater, the Company is also currently developing other components of broader home entertainment platform designed to allow consumers to experience elements of The IMAX Experience® in their homes.

Important factors that the Company’s Chief Executive Officer (“CEO”) Richard L. Gelfond uses in assessing the Company’s business and prospects include:

•	the signing, installation and financial performance of theater system arrangements (particularly its joint revenue sharing arrangements and new laser-based projection system);

•	film performance and the securing of new film projects (particularly IMAX DMR films);

•	revenue and gross margins from the Company’s operating segments;

•	earnings from operations as adjusted for unusual items that the Company views as non-recurring;

•	the success of new business initiatives (including new content initiatives);

•	short- and long-term cash flow projections;

•	the continuing ability to invest in and improve the Company’s technology to enhance its differentiation of presentation versus other cinematic experiences; and

•	the overall execution, reliability and consumer acceptance of The IMAX Experience.

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

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network, which has grown by approximately 527% since the beginning of 2008. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box-office. The Company funds its joint revenue sharing arrangements through cash flows from operations. As at December 31, 2016, the Company had 640 theaters in operation under joint revenue sharing arrangements, a 21.0% increase as compared to the 529 joint revenue sharing arrangements open as at December 31, 2015. The Company also had contracts in backlog for an additional 355 theaters under joint revenue sharing arrangements as at December 31, 2016.

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

Other Theater Revenues

The Company derives a small portion of its revenues from other sources. As at December 31, 2016, the Company had two owned and operated IMAX theaters (December 31, 2015 — three owned and operated theaters). In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to three other theaters.

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

IMAX Theater Network

The following table outlines the breakdown of the theater network by type and geographic location as at December 31:

	2016 Theater Network Base				2015 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	349	5	41	395	342	6	45	393
Canada	37	2	7	46	37	2	8	47
Greater China(1)	407	—	17	424	290	—	17	307
Asia (excluding Greater China)	93	2	3	98	81	3	6	90
Western Europe	76	6	10	92	69	7	10	86
Russia & the CIS	56	—	—	56	49	—	—	49
Latin America(2)	38	—	12	50	35	—	11	46
Rest of the World	51	1	2	54	40	1	2	43

Total	1,107	16	92	1,215	943	19	99	1,061

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

As of December 31, 2016, 36.3% of IMAX systems in operation were located in the United States and Canada compared to 41.5% as at the end of last year.

To minimize the Company’s credit risk, the Company retains title to the underlying theater systems under lease arrangements, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

The Company believes that over time its commercial multiplex theater network could grow to approximately 2,450 IMAX theaters worldwide from 1,107 commercial multiplex IMAX theaters operating as of December 31, 2016. The Company believes that the majority of its future growth will come from international markets. As at December 31, 2016, 63.7% of IMAX theater systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 58.5% as at December 31, 2015. Revenues and gross box-office derived from outside the United States and Canada continue to exceed revenues and gross box-office from the United States and Canada. Risks associated with the Company’s international business are outlined in Risk Factors – “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of Part I.

Greater China continues to be the Company’s second-largest and fastest-growing market, measured by revenues. The Company’s Greater China operations have accounted for an increasingly significant portion of its overall revenues, with nearly 31% of overall revenues generated from the Company’s China operations in 2016. As at December 31, 2016, the Company had 424 theaters operating in Greater China with an additional 334 theaters in backlog that are scheduled to be installed in Greater China by 2022. The Company’s backlog in Greater China represents 67.1% of the Company’s current backlog. The Company continues to invest in joint revenue sharing arrangements with select partners to ensure ongoing revenue in this key market. The Company’s largest single international partnership is in China with Wanda Cinema Line Corporation (“Wanda”). In 2016, the Company and Wanda signed an agreement for an additional 150 theater systems under a joint revenue sharing arrangement. This increases Wanda’s total commitment to the Company to 360 theater systems in Greater China, of which 345 theater systems are under the parties’ joint revenue sharing arrangement. Furthermore, the Company has a partnership with CJ CGV Holdings, Ltd., for a commitment of 120 theater systems, of which 100 theater systems will be located in China. In addition, in 2016, the Company and Guangzhou JinYi Media Corporation

(“JinYi”) expanded its existing commitment to include 40 theater systems under a joint revenue sharing arrangement. With the addition of these theater systems, JinYi’s total commitment to the Company is for 60 theater systems, all of which are located in China. See Risk Factors – “The Company faces risks in connection with the continued expansion of its business in China” in Item 1A of Part I.

In 2014, the Company completed the sale and issuance of 20% of the shares of the Company’s subsidiary, IMAX China Holding, Inc. (“IMAX China”), to entities owned and controlled by CMC Capital Partners (“CMC”), an investment fund that is focused on media and entertainment, and FountainVest Partners (“FountainVest”), a China-focused private equity firm. The sale price for the interest was $80.0 million (collectively, the “IMAX China Investment”). On October 8, 2015, IMAX China completed an initial public offering of its ordinary shares on the Main Board of the Hong Kong Stock Exchange Limited (the “IMAX China IPO”). Following the IMAX China IPO, the Company continues to indirectly own approximately 68.2% of IMAX China, which remains a consolidated subsidiary of the Company.

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at December 31:

	2016			2015
	IMAX Commercial Multiplex Theater Network			IMAX Commercial Multiplex Theater Network
	JRSA	Sale / Sales- type lease	Total	JRSA	Sale / Sales- type lease	Total

Domestic Total (United States & Canada)	266	120	386	261	118	379

International:
Greater China	261	146	407	177	113	290
Asia (excluding Greater China)	54	39	93	42	39	81
Western Europe	44	32	76	39	30	69
Russia & the CIS	—	56	56	—	49	49
Latin America	—	38	38	—	35	35
Rest of the World	15	36	51	10	30	40

International Total	374	347	721	268	296	564

Worldwide Total	640	467	1,107	529	414	943

As at December 31, 2016, 266 (2015 – 261) of the 640 (2015 – 529) theaters under joint revenue sharing arrangements in operation, or 41.6% (2015 – 49.3%) were located in the United States and Canada, with the remaining 374 (2015 – 268) or 58.4% (2015 – 50.7%) of arrangements being located in international markets. The Company continues to seek to expand its network of theaters under joint revenue sharing arrangements, particularly in select international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	December 31, 2016				December 31, 2015
			Fixed				Fixed
			Contractual				Contractual
	Number of		Dollar Value		Number of		Dollar Value
	Systems		(in thousands)		Systems		(in thousands)
Sales and sales-type lease arrangements	143		$175,331		160		$207,858
Joint revenue sharing arrangements
Hybrid arrangements	92		48,658	(1)	117		62,606	(1)
Traditional arrangements	263		3,680	(2)	95		450	(2)

	498	(3)	$227,669		372	(4)	$270,914

(1)	Reflects contractual upfront payments. Future contingent payments are not reflected as these are based on negotiated shares of box-office results.
(2)	No fixed upfront or annual minimum payments. Future contingent payments are not reflected as these are based on negotiated shares of box-office results.
(3)	Includes 20 laser-based digital theater system configurations, including three upgrades. The Company continues to develop and roll out its laser-based digital projection system. See “Research and Development” in Item 1 of Part I for additional information.
(4)	Includes 24 laser-based digital theater system configurations, including 13 upgrades.

The number of theater systems in the backlog reflects the minimum number of commitments under signed contracts. The dollar value fluctuates depending on the number of new theater system arrangements signed from year to year, which adds to backlog, and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated theater. Sales backlog includes initial fees along with the estimated present value of contractual ongoing fees due over the term; however, it excludes amounts allocated to maintenance and extended warranty revenues as well as fees in excess of contractual ongoing fees that may be received in the future. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, operating leases, letters of intent or long-term conditional theater commitments. The value of theaters under joint revenue sharing arrangements is excluded from the dollar value of sales backlog, although certain theater systems under joint revenue sharing arrangements provide for contracted upfront payments and therefore carry a backlog value based on those payments. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.

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

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at December 31:

	2016			2015
	IMAX Theater Backlog			IMAX Theater Backlog
	JRSA	Sale / Lease	Total	JRSA	Sale / Lease	Total

Domestic Total (United States & Canada)	51	10	61	23	21	44

International:
Greater China	275	59	334	158	57	215
Asia (excluding Greater China)	12	20	32	19	17	36
Western Europe	12	6	18	7	6	13
Russia & the CIS	—	18	18	—	23	23
Latin America	—	15	15	—	20	20
Rest of the World	5	15	20	5	16	21

International Total	304	133	437	189	139	328

Worldwide Total	355	143	498	212	160	372

Approximately 87.8% of IMAX theater system arrangements in backlog as at December 31, 2016 are scheduled to be installed in international markets (2015 – 88.2%).

The following reflects the Company’s signings and installations for the years ended December 31:

	Years Ended December 31,
	2016		2015
Theater System Signings:
Full new sales and sales-type lease arrangements	61		55	(1)
New joint revenue sharing arrangements	253		78

Total new theaters	314		133
Upgrades of IMAX theater systems	5		5

Total theater signings	319		138

	Years Ended December 31,
	2016		2015
Theater System Installations:
Full new sales and sales-type lease arrangements	56	(2)	56	(2)
New joint revenue sharing arrangements	109		80
Short-term operating lease arrangement	1		—

Total new theaters	166		136
Upgrades of IMAX theater systems	16	(3)(4)	18	(3)(4)

Total theater installations	182		154

(1)	Includes four signings which replaced theaters under an existing arrangement in backlog.
(2)	Includes one used theater system (2015 – one used theater system).
(3)	Includes 14 installations of an upgrade to a laser-based digital system, 12 under sales and sales-type lease arrangements and two under joint revenue sharing arrangements (2015 – 16 laser-based digital systems, ten under sales and sales-type lease arrangements, one under a short-term operating lease arrangement and five under joint revenue sharing arrangements).
(4)	Includes two installations of an upgrade to a xenon-based digital system under sales arrangements (2015 – two xenon-based digital systems, one under a sales and sales-type lease arrangement and one under a short-term operating lease arrangement).

The Company estimates that it will install approximately 150 -155 new theater systems (excluding upgrades) in 2017. The Company’s installation estimates include scheduled systems from backlog, as well as the Company’s estimate of installations from arrangements that will sign and install in the same calendar year. The Company cautions, however, that theater system installations may slip from period to period over the course of the Company’s business, usually for reasons beyond its control.

Films: Digital Re-Mastering (IMAX DMR) and other film revenue

Digital Re-Mastering (IMAX DMR)

In 2002, the Company developed a proprietary technology to digitally re-master Hollywood films into IMAX digital cinema package format or 15/70-format film for exhibition in IMAX theaters at a modest cost that is incurred by the Company. This system, known as IMAX DMR, digitally enhances the image resolution of motion picture films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. This technology enabled the IMAX theater network to release Hollywood films simultaneously with their broader domestic release. The development of this technology was critical in helping the Company execute its strategy of expanding its commercial theater network by establishing IMAX theaters as a key, premium distribution platform for Hollywood films. In a typical IMAX DMR film arrangement, the Company receives a percentage, which in recent years has averaged approximately 12.5%, of box-office receipts of any commercial films released in the IMAX network from the applicable film studio for the conversion of the film to the IMAX DMR format and for access to the Company’s premium distribution platform.

IMAX films benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting selected scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by shooting the film in a larger aspect ratio. Certain films also enjoy early release windows in IMAX, including Everest: An IMAX 3D Experience and The Walk: The IMAX Experience, which were released one week early in IMAX theaters in 2015. Several recent films have featured select sequences shot with IMAX cameras including Captain America: Civil War: An IMAX 3D Experience, released in May 2016; Batman v Superman: Dawn of Justice: An IMAX 3D Experience, released in March 2016; Star Wars: The Force Awakens: An IMAX 3D Experience, released in December 2015; Interstellar: The IMAX Experience, released in November 2014; and Transformers Age of Extinction: An IMAX 3D Experience, released in June 2014 among others. In addition, Marvel’s Avengers: Infinity War — Part 1: An IMAX 3D Experience and Avengers: Infinity War — Part 2: An IMAX 3D Experience are expected to be shot in their entireties using the IMAX camera, which is the second time a full feature length movie will be filmed with the IMAX cameras. Sully: The IMAX Experience, released in August 2016, was shot with IMAX cameras for a majority of the film.

The original soundtrack of a film to be released to the IMAX theater network is re-mastered for the IMAX digital sound systems in connection with the IMAX DMR release. Unlike the soundtracks played in conventional theaters, IMAX re-mastered soundtracks are uncompressed and full fidelity. IMAX sound systems use proprietary loudspeaker systems and proprietary surround sound configurations that ensure every theater seat is in a good listening position.

The Company believes that the growth in international box-office is an important driver of future growth for the Company. During 2016 61.8% of the Company’s gross box-office from IMAX DMR films was generated in international markets, as compared to 60.8% in 2015. To support growth in international markets, the Company continues to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets. During 2016, the Company released 12 local language IMAX DMR films, including nine in China, two in Russia and one in Japan. In 2015, 11 local language IMAX DMR films were released, including eight in China and three in Japan.

To date, the Company has announced the following 26 DMR titles to be released in 2017 to the IMAX theater network:

•	Your Name: The IMAX Experience (Toho Co., Ltd., January 2017);

•	xXx: Return of Xander Cage: The IMAX Experience (Paramount Pictures, January 2017);

•	Resident Evil: The Final Chapter: The IMAX Experience (Sony Pictures, February 2017);

•	Attraction: The IMAX Experience (Art Pictures Studio, January 2017, Russia only);

•	Journey to The West: The Demons Strike Back: The IMAX Experience (Alibaba Pictures Group, January 2017);

•	The Lego Batman Movie: The IMAX Experience (Warner Bros. Pictures, February 2017);

•	Sing: The IMAX Experience (Universal Pictures, February 2017, China and Japan only);

•	Logan: The IMAX Experience (20th Century Fox, March 2017);

•	Kong: Skull Island: The IMAX Experience (Warner Bros. Pictures, March 2017);

•	Beauty and The Beast: The IMAX Experience (Walt Disney Studios, March 2017);

•	Ghost in the Shell: The IMAX Experience (Paramount Pictures, March 2017);

•	The Fate of the Furious: The IMAX Experience (Universal Pictures, April 2017);

•	Guardians of the Galaxy Vol. 2: The IMAX Experience (Walt Disney Studios, May 2017);

•	Pirates of the Caribbean: Dead Men Tell No Tales: The IMAX Experience (Walt Disney Studios, May 2017);

•	Wonder Woman: The IMAX Experience (Warner Bros. Pictures, June 2017);

•	The Mummy: The IMAX Experience (Universal Pictures, June 2017);

•	Transformers: The Last Knight: The IMAX Experience (Paramount Pictures, June 2017);

•	Spider-Man: Homecoming: The IMAX Experience (Sony Pictures-distributed and Marvel Studios and Sony Pictures-produced, July 2017);

•	Dunkirk: The IMAX Experience (Warner Bros. Pictures, July 2017);

•	The Solutrean: The IMAX Experience (Sony Pictures, September 2017);

•	The Lego Ninjago Movie: The IMAX Experience (Warner Bros. Pictures, September 2017);

•	Blade Runner 2049: The IMAX Experience (Warner Bros. Pictures, October 2017);

•	Geostorm: The IMAX Experience (Warner Bros. Pictures, October 2017);

•	Thor: Ragnarök: The IMAX Experience (Walt Disney Studios, November 2017);

•	Justice League: The IMAX Experience (Warner Bros. Pictures, November 2017); and

•	Star Wars: The Last Jedi: The IMAX Experience (Walt Disney Studios, December 2017).

In addition, in conjunction with Marvel and Disney|ABC Television Group, the Company will be co-producing and exclusively premiering the new ABC series “Marvel’s Inhumans” in IMAX theaters. The first two episodes of the series are expected to run worldwide exclusively in IMAX theaters for two weeks in September 2017, and several weeks later, the series will premiere on the ABC network. The Company will have an equity participation both in the pilot and in the television series, representing the first time the Company will have an economic interest in a television property.

The Company remains in active negotiations with all of the major Hollywood studios, as well as international studios, for additional films to fill out its short and long-term film slate, and anticipates that the number of IMAX DMR films to be released to the IMAX network in 2017 will be similar to the IMAX DMR films released to the IMAX network in 2016.

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

The Company also provides film post-production and quality control services for large-format films (whether produced internally or externally), and digital post-production services.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company prepares its consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to selling prices associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; write-downs for inventory obsolescence; ultimate revenues for film assets; impairment provisions for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post retirement assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in note 2 to its audited consolidated financial statements in Item 8 of the Company’s Annual Report for the Fiscal Year ended December 31, 2016 (this “2016 Form 10-K”).

The Company considers the following significant estimates, assumptions and judgments to have the most significant effect on its results:

Revenue Recognition

The Company generates revenue from various sources as follows:

•	design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 75 countries as at December 31, 2016;

•	production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	operation of certain IMAX theaters primarily in the United States;

•	provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems; and

•	other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.

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

The Company monitors the performance of the theaters to which it has leased or sold theater systems which are subject to ongoing payments. When facts and circumstances indicate that there is a potential impairment in the accounts receivable, net investment in lease or a financing receivable, the Company will evaluate the potential outcome of either a renegotiation involving changes in the terms of the receivable or defaults on the existing lease or financed sale agreements. The Company will record a provision if it is considered probable that the Company will be unable to collect all amounts due under the contractual terms of the arrangement or a renegotiated lease amount will cause a reclassification of the sales-type lease to an operating lease.

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

Goodwill impairment is assessed at the reporting unit level by comparing the unit’s carrying value, including goodwill, to the fair value of the unit. The Company completed a full quantitative analysis as required by ASC 350 - “Intangibles – Goodwill and Other” (Step 1) in 2014. The carrying values of each unit are subject to allocations of certain assets and liabilities that the Company has applied in a systematic and rational manner. The fair value of the Company’s units is assessed using a discounted cash flow model. The model is constructed using the Company’s budget and long-range plan as a base. The Company performs a qualitative assessment of its reporting units and certain select quantitative calculations against its current long range plan to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount (Step 0).

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

The Company’s investment in debt securities classified as an available-for-sale investment has unrealized holding gains and losses which is excluded from earnings and reported in other comprehensive income until realized. Realization occurs upon the sale of a portion of or the entire investment. The investment is impaired if the value is not expected to recover based on the length of time and extent to which the market value has been less than cost. Furthermore, when the Company intends to sell a specifically identified beneficial interest, a write-down for other-than-temporary impairment shall be recognized in earnings.

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

The discount rate used is a key assumption in the determination of the pension benefit obligation and expense. A 1.0% change in the discount rate used would result in a $2.5 million reduction or a $3.0 million increase in the pension benefit obligation with a corresponding benefit or charge recognized in other comprehensive income in the year.

Deferred Tax Asset Valuation

As at December 31, 2016, the Company had net deferred income tax assets of $20.8 million. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historical operating results, projected future operating results, reversing temporary differences, contracted sales backlog at December 31, 2016, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies.

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

Stock-Based Compensation

The Company’s stock-based compensation generally includes stock options and restricted share units (“RSUs”).

The Company estimates the fair value of stock option awards on the date of grant using fair value measurement techniques. The fair value of RSU awards is equal to the closing price of the Company’s common stock on the date of grant.

The Company utilizes a lattice-binomial option-pricing model (the “Binomial Model”) to determine the fair value of stock option awards. The fair value determined by the Binomial Model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Binomial Model also considers the expected exercise multiple which is the multiple of exercise price to grant price at which exercises are expected to occur on average. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the Binomial Model best provides an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with the Equity topic of the FASB ASC using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The purpose of ASU 2016-12 is to clarify certain narrow aspects of Topic 606 such as assessing the collectibility criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical corrections.

For public companies, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20, which are all related to Topic 606, are effective for interim and annual reporting periods beginning after December 15, 2017. The Company has performed an analysis of its contracts to determine those in scope of the standard, has performed detailed analyses of those contracts and identified its performance obligations. The Company is currently in the process of determining contract consideration and is determining the appropriate timing for revenue recognition of those performance obligations. Since many of the Company’s contracts involve variable payments tied to box-office, the Company is currently assessing an appropriate constraint to variable revenue streams in determining contract consideration under the new standard. The Company is currently considering adopting the new standard using the modified retrospective method and has begun the process of gathering historical information on its contracts in preparation for the standard’s expanded disclosure requirements.

Please see note 3 to the audited consolidated financial statements in Item 8 of the Company’s 2016 Form 10-K for information regarding the Company’s recent changes in accounting policies and the impact of recently issued accounting pronouncements impacting the Company.

DISCONTINUED OPERATIONS and DISPOSAL OF ASSETS AND COMPONENTS

In 2014, the Company’s lease with respect to its owned and operated Nyack IMAX theater ended and the Company decided not to renew the lease. In 2014, revenues for the Nyack IMAX theater were less than $0.1 million and the Company recognized income of $0.4 million, net of a tax expense of $0.2 million, from the operation of the theater. The transactions of the Company’s owned and operated Nyack theater are reflected as discontinued operations.

In 2016, the Company’s lease with respect to its owned and operated Navy Pier IMAX theater ended and the Company decided not to renew the lease. In 2016, revenues for the Navy Pier IMAX theater were $1.3 million (2015 - $2.5 million, 2014 - $2.1 million) and the Company recognized a loss of $0.2 million (2015 - $0.6 million, 2014 - $0.4 million) from the operation of the theater. The remaining assets and liabilities of the Navy Pier IMAX theater are included in the Company’s consolidated balance sheet as at December 31, 2016. Under the amended Presentation of Financial Statements: Discontinued Operations Topic of the FASB ASC, the Company has not reflected the closure of its owned and operated Navy Pier IMAX theater as a discontinued operation as it is not considered to be a strategic shift that would have a major effect on the Company’s operations and financial results.

ASSET IMPAIRMENTS AND OTHER CHARGES (RECOVERIES)

The following table identifies the Company’s charges (recoveries) relating to the impairment of assets:

	Years Ended December 31,
(in thousands of U.S. dollars)	2016	2015	2014
Asset impairments
Property, plant and equipment	$223	$405	$314
Impairment of investments	194	425	3,206
Other charges (recoveries):
Accounts receivable	1,029	677	725
Financing receivables	(75)	75	193
Inventories	458	572	359
Film assets	3,020	—	—
Property, plant and equipment	885	1,485	440
Other intangible assets	206	86	57

Total asset impairments and other charges	$5,940	$3,725	$5,294

Asset Impairments

The Company records asset impairment charges for property, plant and equipment after an assessment of the carrying value of certain asset groups in light of their future expected cash flows. During 2016, the Company recorded total asset impairment charges of $0.2 million (2015 — $0.4 million; 2014 — $0.3 million) as the Company recognized that the carrying values for the assets exceeded the expected undiscounted future cash flows. In addition, the Company recognized a $0.2 million other-than-temporary impairment of its investments in 2016 as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost (2015 — $0.4 million; 2014 — $3.2 million).

Other Charges (Recoveries)

The Company recorded a net provision of $1.0 million in 2016 (2015 — $0.7 million; 2014 —$0.7 million) in accounts receivable based on the Company’s ongoing assessment of the collectibility of specific customer balances.

In 2016, the Company recorded a net recovery of $0.1 million in financing receivables (2015 — net provision of $0.1 million; 2014 — net provision of $0.2 million). Provisions of the Company’s financing receivables is recorded when the collectibility associated with certain financing receivables is uncertain. These provisions are adjusted when there is a significant change in the amount or timing of the expected future cash flows or when actual cash flows differ from cash flows previously expected.

The Company recorded a $0.5 million provision (2015 — $0.6 million; 2014 — $0.4 million) in costs and expenses applicable to revenues due to a reduction in the net realizable value of its inventories. These charges primarily resulted from a reduction in the net realizable value of its theater system equipment inventories and certain service part inventories due to normal operational activity.

In 2016, the Company recorded a charge against film assets of $3.0 million in 2016, after an assessment of the carrying value of certain documentary films and their estimated future box-office was performed. No such charge was recognized in the prior years.

In 2016, the Company recorded a charge of $0.3 million (2015 — $0.4 million; 2014 — $0.5 million) reflecting property, plant and equipment that were no longer in use. In 2016, the Company also recorded a charge of $0.6 million (2015 — $0.6 million) in cost of sales applicable to Equipment and product sales upon the upgrade of xenon-based digital systems under operating lease arrangements to laser-based digital systems under sales or sales-type lease arrangements. In addition, in 2015, the Company recorded a charge of $0.5 million in cost of sales applicable to Rentals upon the upgrade of certain xenon-based digital systems to laser-based digital systems operating under joint revenue sharing arrangements. No such charge was recorded in 2016.

In 2016, the Company recorded a charge of $0.2 million (2015 — $0.1 million; 2014 — $0.1 million) reflecting other intangible assets that were no longer in use.

NON-GAAP FINANCIAL MEASURES

In this report, the Company presents certain data which are not recognized under U.S. GAAP and are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission rules. Specifically, the Company presents the following non-GAAP financial measures as supplemental measures of its performance:

•	Adjusted net income;

•	Adjusted net income per diluted share;

•	Adjusted net income attributable to common shareholders;

•	Adjusted net income attributable to common shareholders per diluted share; and

•	EBITDA and adjusted EBITDA.

The Company presents adjusted net income and adjusted net income per diluted share, which excludes stock-based compensation because it believes that they are important supplemental measures of the Company’s comparable controllable operating performance. Although stock-based compensation is an important aspect of the Company’s employee and executive compensation packages, it is mostly a non-cash expense and is excluded from certain internal business performance measures, and the Company wants to ensure that its investors fully understand the impact of its stock-based compensation (net of any related tax impact) on net income.

In addition, the Company presents adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share because it believes that they are important supplemental measures of its comparable financial results. Without the presentation of these adjusted presentation measure the Company believes it could potentially distort the analysis of trends in business performance and it wants to ensure that its investors fully understand the impact of net income attributable to non-controlling interests and its stock-based compensation (net of any related tax impact) in determining net income attributable to common shareholders.

Management uses these measures for internal reporting and forecasting purposes in order to review operating performance on a comparable basis from period to period. However, these non-GAAP measures may not be comparable to similarly titled amounts reported by other companies. The Company’s non-GAAP measures should be considered in addition to, and not as a substitute for, or superior to, net income and net income attributable to common shareholders and other measures of financial performance reported in accordance with U.S. GAAP.

The Company is required to maintain a minimum level of “EBITDA”, as such term is defined in the Company’s credit agreement (and which is referred to herein as “Adjusted EBITDA”, as the credit agreement includes additional adjustments beyond interest, taxes, depreciation and amortization). EBITDA and Adjusted EBITDA (each as defined below) should not be construed as substitutes for net income or as better measures of liquidity than cash flow from operating activities determined in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA do not represent funds available for management’s discretionary use and are not intended to represent cash flow from operations. In addition, EBITDA and Adjusted EBITDA are not terms defined by GAAP and as a result the Company’s measure of EBITDA and Adjusted EBITDA might not be comparable to similarly titled measures used by other companies.

However, EBITDA and Adjusted EBITDA are used by management to evaluate, assess and benchmark the Company’s operational results, as well as meet borrowing requirements, and the Company believes that EBITDA and Adjusted EBITDA are relevant and useful information widely used by analysts, investors and other interested parties in the Company’s industry. Accordingly, the Company is disclosing this information to permit a more comprehensive analysis of its operating performance, to provide an additional measure of performance and liquidity and to provide additional information with respect to the Company’s ability to meet future debt service, capital expenditure and working capital requirements.

EBITDA is defined as net income with adjustments for depreciation and amortization, interest income (expense)-net, and income tax provision (benefit). Adjusted EBITDA used by the Company is defined as EBITDA plus adjustments for loss from equity accounted investments, stock and other non-cash compensation and adjusted EBITDA attributable to non-controlling interests.

RESULTS OF OPERATIONS

Management, including the Company’s CEO, who is the Company’s Chief Operating Decision Maker (as defined in the Segment Reporting Topic of the FASB ASC), assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), write-downs net of recoveries, interest income, interest expense and tax (provision) recovery are not allocated to the segments. As identified in note 18 to the audited consolidated financial statements in Item 8 of the Company’s 2016 Form 10-K, the Company has the following seven reportable segments identified by category of product sold or service provided:

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

The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements in Item 8 of the Company’s 2016 Form 10-K.

The Company’s Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations has been organized by the Company into two primary reporting groups – IMAX Theater Systems and Film. Each of the Company’s reportable segments, as identified above, has been classified into one of these broader reporting groups for purposes of MD&A discussion. The Company believes that this approach is consistent with how management historically has evaluated the business and is not expected to have an impact on the readers’ ability to understand the Company’s business. Management feels that a discussion and analysis based on its reporting groups presents a clearer view of the business as the Company’s consolidated statements of operations captions combine results from several segments.

Following recent changes in senior management, the Company is in the process of re-evaluating how it assesses the performance of the business. As a result of this process, modifications are being made to the CEO’s reporting package to support a revised reporting structure which will move away from the Company’s historical two primary reporting groups – IMAX Theater Systems and Film. The changes being contemplated will result in four primary reporting groups, comprising (1) Network Business, representing revenue generated by box-office results and which will include the reportable segments of DMR and JRSAs excluding hybrid fixed payments; (2) Theater Business, representing revenue generated by the sale and installation of theater systems and maintenance services, primarily related to the IMAX Systems and Theater System Maintenance reportable segments and which will also include the fixed hybrid payments from the JRSA segment; (3) New Business, which will include VR, IMAX Shift and IMAX Home Entertainment and (4) Other. The new reporting groups are expected to be implemented in the first quarter of 2017. The new reporting structure is expected to assist users of the financial statements with an enhanced understanding of how management views the business.

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue			Gross Margin
(In thousands of U.S. dollars)	Years Ended December 31,			Years Ended December 31,
	2016	2015	2014	2016	2015	2014
IMAX Theater Systems
IMAX systems
Sales and sales-type leases(1)	$89,524	$86,935	$58,875	$44,786	$44,790	$34,483
Ongoing rent, fees, and finance income(2)	16,003	15,193	14,117	15,304	14,378	13,445
Other	19,434	17,579	12,154	76	279	129

	124,961	119,707	85,146	60,166	59,447	48,057

Theater System Maintenance	40,430	36,944	34,042	13,659	12,702	12,375

Joint Revenue Sharing Arrangements	91,413	99,120	68,418	59,837	68,372	44,714

Film
Production and IMAX DMR	106,403	107,089	83,172	69,196	77,645	62,922
Film distribution and post-production	14,127	10,945	19,763	(180)	1,122	5,320

	120,530	118,034	102,935	69,016	78,767	68,242

	$377,334	$373,805	$290,541	$202,678	$219,288	$173,388

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases, contingent rents from operating and sales-type leases, contingent fees from sales arrangements and finance income.

Year Ended December 31, 2016 Versus Year Ended December 31, 2015

The Company reported net income of $39.3 million, or $0.58 per basic and diluted share, for the year ended December 31, 2016, as compared to net income of $64.6 million, or $0.92 per basic share and $0.90 per diluted share, for the year ended December 31, 2015. Net income for the year ended December 31, 2016 includes a $30.5 million charge, or $0.45 per diluted share (2015 — $21.9 million, or $0.31 per diluted share), for stock-based compensation. Adjusted net income, which consists of net income excluding the impact of stock-based compensation and the related tax impact, was $61.1 million, or $0.90 per diluted share, for the year ended December 31, 2016 as compared to adjusted net income of $82.4 million, or $1.15 per diluted share, for the year ended December 31, 2015. The Company reported net income attributable to common shareholders of $28.8 million, or $0.43 per basic share and $0.42 per diluted share for the year ended December 31, 2016 (2015 — $55.8 million, or $0.79 per basic share and $0.78 per diluted share). Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation and the related tax impact, was $50.0 million, or $0.73 per diluted share, for the year ended December 31, 2016 as compared to adjusted net income attributable to common shareholders of $73.0 million, or $1.02 per diluted share, for the year ended December 31, 2015. A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

	Years Ended December 31,
	2016		2015
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$39,320	$0.58	$64,624	$0.90	(1)
Adjustments:
Stock-based compensation	30,523	0.45	21,880	0.31
Tax impact on items listed above	(8,783)	(0.13)	(4,056)	(0.06)

Adjusted net income	61,060	0.90	82,448	1.15	(1)
Net income attributable to non-controlling interests	(10,532)	(0.16)	(8,780)	(0.12)
Stock-based compensation (net of tax of $0.2 million and $0.2 million, respectively) attributable to non-controlling interests	(533)	(0.01)	(703)	(0.01)

Adjusted net income attributable to common shareholders	$49,995	$0.73	$72,965	$1.02	(1)

Weighted average diluted shares outstanding		68,263		71,058

(1)	Includes impact of $0.8 million of accretion charges associated with redeemable Class C shares of IMAX China.

Revenues and Gross Margin

The Company’s revenues for the year ended December 31, 2016 increased to $377.3 million from $373.8 million in 2015, largely due to an increase in revenues from the Company’s IMAX systems and theater system maintenance segments. The gross margin across all segments in 2016 was $202.7 million, or 53.7% of total revenue, compared to $219.3 million, or 58.7% of total revenue in 2015. Impacting the gross margin in 2016 was the lower revenues experienced in the Company’s joint revenue sharing and film segments as a result of weaker box-office performance, particularly in the China region. Gross box-office is a significant driver of the Company’s business as the impact of film performance affects multiple reporting segments. Film performance is impacted by the timing of a release to the IMAX theater network and customer reaction to the film, among other factors that may be outside of the Company’s direct control, including fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations. The distribution window for the release of films in theaters has been compressing and may continue to change in the future. A further reduction in timing between film releases could adversely affect box-office performance and consequently future revenues and gross margin.

IMAX Systems

IMAX systems revenue increased 4.4% to $125.0 million in 2016 as compared to $119.7 million in 2015, primarily due to the mix of theater system configurations installed and respective consideration available as per the Company’s arrangements within each year. The Company installed 70 theater systems under sales or sales-type lease arrangements in 2016 versus 67 theater systems in 2015.

Revenue from sales and sales-type leases increased 3.0% to $89.5 million in 2016 from $86.9 million in 2015. The Company recognized revenue on 55 full, new theater systems which qualified as either sales or sales-type leases in 2016, with a total value of $69.4 million, versus 55 full, new theater systems in 2015 with a total value of $68.6 million. The Company also recognized revenue on the installation of 14 theater system upgrades in 2016, of which 12 were laser-based and two were xenon-based, with a total value of $18.0 million, as compared to 11 theater system upgrades in 2015, of which 10 were laser-based and one was xenon-based, with a total value of $15.0 million. Theater system upgrades typically have lower selling prices and gross margin than full, new theater system installations. One used xenon-based digital system was installed in the year ended December 31, 2016, with a total value of $0.3 million, as compared to one used xenon-based digital system installed and recognized 2015 with a total value of $0.2 million.

Average revenue per full, new sales and sales-type lease systems was $1.3 million in 2016 and $1.2 million in 2015. The average revenue per full, new sales and sales-type lease systems varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors. Average revenue per theater system upgrade was $1.3 million in 2016, as compared to $1.4 million in 2015.

The installation of theater systems in newly-built theaters or multiplexes, which make up a large portion of the Company’s theater system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangements (see discussion below) installations by theater system configuration for 2016 and 2015 is outlined in the table below:

	2016		2015
New IMAX digital theater systems - installed and recognized
Sales and sales-types lease arrangements	56	(1)	56	(2)
Short-term operating lease arrangement	1		—
Joint revenue sharing arrangements	109	(1)	80

Total new theater systems	166		136

IMAX digital theater system upgrades - installed and recognized
Sales and sales-types lease arrangements	14	(1)	11	(2)
Short-term operating lease arrangements	—		2	(2)
Joint revenue sharing arrangements	2	(1)	5	(2)

Total upgraded theater systems	16		18

Total theater systems installed	182		154

(1)	Includes 21 laser-based digital system configurations (seven new laser-based digital systems, five under sales arrangements and two under joint revenue sharing arrangements and 14 laser-based digital system upgrades, 12 under sales arrangements and two under joint revenue sharing arrangements).
(2)	Includes 17 laser-based digital system configurations (one new laser-based digital system under sales arrangement and 16 laser-based digital system upgrades, 10 under sales arrangements, one under a short-term operating lease arrangement and five under joint revenue sharing arrangements).

IMAX theater system margin from full, new sales and sales-type lease systems was 63.7% in 2016, which was lower than the 65.9% experienced in 2015. On average, the Company experiences lower margins from the installation of laser-based digital systems. The Company expects these margins to improve through further development of its commercial laser-based projection system. Gross margin from theater system upgrades was $1.7 million in 2016, as compared to $0.8 million in 2015, primarily due to the nature of the theater system components required for each respective upgrade. In addition, the Company recorded a charge of $0.6 million upon the upgrade of xenon-based digital systems under operating lease arrangements to laser-based digital systems under sales or sales-type lease arrangements in IMAX Systems margin, as compared to a charge of $0.7 million in 2015 for components there were not used in the upgrade and cannot be used for future installations. Furthermore, in 2016 the Company incurred a charge of $0.2 million, as compared to $0.1 million in 2015, due to a reduction in the net realizable value of its inventories. Gross margin varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location and other various factors.

Revenues from sales and sales-type leases includes settlement revenue of $1.3 million in 2016 as compared to $0.1 million in 2015. Costs associated with settlements consist primarily of commission costs. Gross margin from sales and sales-type leases include settlement margin of $1.2 million in 2016, as compared to $0.1 million in 2015.

Ongoing rent revenue and finance income increased to $16.0 million in 2016 compared to $15.2 million in 2015, due to continued growth in the Company’s theater network. Gross margin for ongoing rent and finance income increased to $15.3 million in 2016 compared to $14.4 million in 2015. Contingent fees included in this caption amounted to $4.3 million and $3.8 million in 2016 and 2015, respectively.

Other revenue increased to $19.4 million in 2016 as compared to $17.6 million in 2015. Other revenue primarily includes revenue generated from the Company’s theater operations, camera rental business and after-market sales of projection system parts and 3D glasses. The growth in revenue is primarily the result of an increase in revenue from after-market sales of 3D glasses and camera rentals, as compared to the prior year.

The gross margin recognized from other revenue decreased to less than $0.1 million in 2016 as compared to $0.3 million in 2015, primarily due to new business initiatives which are in development and/or the start-up phase, offset by an increase in camera rentals gross margin compared to the prior year.

Theater System Maintenance

Theater system maintenance revenue increased 9.4% to $40.4 million in 2016 from $36.9 million in 2015. Theater system maintenance gross margin increased to $13.7 million in 2016 from $12.7 million in 2015. The Company recorded a write-down of $0.2 million and less than $0.1 million for certain service parts inventories in 2016 and 2015, respectively. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Joint Revenue Sharing Arrangements

Revenues from joint revenue sharing arrangements decreased 7.8% to $91.4 million in 2016 from $99.1 million in 2015. The Company ended the year with 640 theaters operating under joint revenue sharing arrangements, as compared to 529 theaters at the end of 2015, an increase of 21.0%. The decrease in revenues from joint revenue sharing arrangements was due to weaker film performance in 2016, partly a result of unfavourable exchange rates between applicable local currencies and the U.S. dollar, partially offset by an increase in the number of theaters under joint revenue sharing arrangements in operation as compared to the prior year. During 2016, the Company installed 109 full, new theaters under joint revenue sharing arrangements, as compared to 80 full new theaters during 2015.

The gross margin from joint revenue sharing arrangements was $59.8 million in 2016, as compared to $68.4 million in 2015. Included in the calculation of the 2016 gross margin were certain advertising, marketing and commission costs primarily associated with new theater launches of $4.1 million, as compared to $4.3 million for such expenses in 2015. The lower gross margin experienced in 2016 is primarily a result of the weaker film performance (as discussed above) over the prior year comparative period, as well as higher depreciation expense resulting from continuous growth in the number of operational theaters under joint revenue sharing arrangements.

Film

Revenue from the Company’s film segments increased to $120.5 million in 2016 from $118.0 million in 2015, primarily due to an increase in film distribution revenue from IMAX original films. Film production and IMAX DMR revenues decreased to $106.4 million in 2016 from $107.1 million in 2015. Gross box-office generated by IMAX DMR films decreased 2.1% to $965.6 million in 2016 from $985.3 million in 2015, which has a direct correlation with revenue. The Company experienced weaker gross box-office particularly in the China region resulting from both film performance and unfavourable exchange rates. Gross box-office per screen for 2016 averaged $963,800, in comparison to $1,155,800 in 2015. In 2016, gross box-office was generated primarily from the exhibition of 58 films (51 new and 7 carryovers), as compared to 57 films (44 new and 13 carryover) exhibited in 2015.

Other revenues attributable to the film segment increased 29.1% to $14.1 million in 2016 from $10.9 million in 2015, primarily due to an increase in film distribution revenue from IMAX original films. The year ended December 31, 2016, includes the release of two IMAX original productions, A Beautiful Planet and Voyage of Time, whereas no original films were released in 2015.

The Company’s gross margin from its film segments decreased 12.4% in 2016 to $69.0 million from $78.8 million in 2015. Film production and IMAX DMR gross margins decreased to $69.2 million from $77.6 million primarily due to higher costs, including marketing and post-production. Other gross margin attributable to the film segment was a loss of $0.2 million in 2016 as compared to $1.1 million in 2015, primarily due to a charge against film assets of $3.0 million in 2016, to reflect the carrying value of certain documentary film assets that exceeded the expected revenues generated from estimated future box-office. No similar charge was recorded in 2015. This was partially offset by revenue earned from the release of two IMAX original productions, A Beautiful Planet and Voyage of Time, in the current year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $124.7 million in 2016, as compared to $115.3 million in 2015. Selling, general and administrative expenses excluding the impact of stock-based compensation were $94.2 million in 2016, as compared to $93.4 million in 2015. The following reflects the significant items impacting selling, general and administrative expenses as compared to the prior year period:

•	an $8.6 million increase in the Company’s stock-based compensation;

•	a $3.6 million increase in staff costs related to the core business, including salaries and benefits; partially offset by

•	a $1.5 million decrease due to a change in foreign exchange rates. During the year ended December 31, 2016, the Company recorded a foreign exchange loss of $0.9 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities as compared to a loss of $2.4 million recorded in 2015. See note 15(b) of the audited consolidated financial statements in Item 8 of the Company’s 2016 Form 10-K for more information; and

•	a $1.3 million net decrease in other general corporate expenditures including professional fees, travel and entertainment.

Selling, general and administrative expenses also includes asset impairment charges and write-offs, if any, and miscellaneous items, other than interest

Research and Development

Research and development expenses increased to $16.3 million in 2016 compared to $12.7 million in 2015 and are primarily attributable to the continued development of the Company’s new commercial laser-based digital projection system and other new business initiatives which commenced in 2016, including the Google camera and virtual reality. In 2014, the Company developed its next-generation laser-based digital projector, which provides greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. As of December 31, 2016, the Company had 39 laser-based digital theater systems in operation and 20 laser-based digital theater systems in backlog.

The Company intends for additional research and development to continue throughout 2017 as the Company supports further development of the commercial laser-based projection system. In addition to continued research and development with respect to its core business, the Company intends to continue research and development in connection with the previously-announced cinema-grade VR camera to be developed in partnership with Google. In 2016, the Company began research and development in connection with its exploration of a comprehensive VR strategy to deliver immersive and interactive experiences to consumers through pilot IMAX VR Centers, which the Company expects to continue in 2017. The Company also plans to conduct research and development activity in the future in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing and manufacturing more IMAX cameras, enhancing the Company’s 2D and 3D image quality, expanding the applicability of the Company’s digital technology, developing IMAX theater systems’ capabilities in both home and live entertainment, improvements to the DMR process and the ability to deliver DMR releases digitally to its theater network, without the requirement for hard drives.

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $1.0 million in 2016, as compared to $0.8 million in 2015.

The Company’s accounts receivables and financing receivables are subject to credit risk, as a result of geographical location, exchange rate fluctuations, and other unforeseeable financial difficulties. These receivables are concentrated with the leading theater exhibitors and studios in the film entertainment industry. To minimize the Company’s credit risk, the Company retains title to underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimate of potentially uncollectible amounts. Accordingly, the Company believes it has adequately protected itself against exposures relating to receivables and contractual commitments.

Asset Impairments and Other Charges

The Company recorded a charge related to property, plant and equipment of $0.2 million and $0.4 million in 2016 and 2015, respectively, reflecting assets that no longer meet the capitalization requirements.

In 2016, the Company recognized a $0.2 million other-than-temporary impairment of its investments as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost, as compared to $0.4 million in 2015.

Interest Income and Expense

Interest income was $1.5 million in 2016, as compared to $1.0 million in 2015.

Interest expense was $1.8 million in 2016, as compared to $1.7 million in 2015. Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations rather than income tax expense. In 2016 and 2015, the Company recovered less than $0.1 million, respectively, in potential interest and penalties associated with its provision for uncertain tax positions. Also included in interest expense is the amortization of deferred finance costs in the amount of $0.5 million and $1.0 million in 2016 and 2015, respectively. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

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

The Company’s effective tax rate increased in 2016 due to changes in the mix of income in foreign jurisdictions and an increase in permanent differences as compared to 2015.

The Company recorded an income tax provision of $16.2 million for 2016, of which $1.6 million is related to a decrease in its provision for uncertain tax positions. For 2015, the Company recorded an income tax provision of $20.1 million, of which $0.5 million was related to an increase in its provision for uncertain tax positions.

The provision for income taxes in the year ended December 31, 2016 includes a net income tax recovery of $0.1 million (2015 – less than $0.1 million provision) in continuing operations related to a decrease in the valuation allowance for the Company’s deferred tax assets and other tax adjustments. In 2015, the Company recorded an adjustment of $14.0 million to the deferred tax assets, $5.9 million to the income tax provision and $8.1 million to shareholders’ equity related to tax benefits generated on the exercise of certain employee stock options. In conjunction with this, a provision for uncertain tax positions of $3.9 million was also recorded to the income tax provision and $7.9 million was recorded against shareholders’ equity.

During the year ended December 31, 2016, after considering all available evidence, both positive (including recent profits, projected future profitability, backlog, carry forward periods for, and utilization of net operating loss carryovers and tax credits, discretionary deductions and other factors) and negative (including cumulative losses in past years and other factors), the Company concluded that the valuation allowance against the Company’s deferred tax assets should decrease by $0.1 million. The remaining $0.2 million balance in the valuation allowance as at December 31, 2016 is primarily attributable to certain U.S. state net operating loss carryovers that may expire without being utilized.

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

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. At December 31, 2016, the equity method of accounting is being utilized for investments with a total carrying value of $nil (December 31, 2015 — $1.0 million). The Company’s accumulated losses in excess of its equity investment were $0.5 million as at December 31, 2016, and are classified in Accrued and other liabilities. For the year ended December 31, 2016, gross revenues, cost of revenue and net loss for these investments were $0.6 million, $6.8 million and $6.2 million, respectively (2015 — $nil, $9.3 million and $9.1 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $2.3 million for 2016 as compared to $2.4 million in 2015.

Non-Controlling Interests

The Company’s consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the IMAX China IPO as well as the impact of a non-controlling interest in its subsidiary created for the Film Fund activity. For the year ended December 31, 2016, the net income attributable to non-controlling interests of the Company’s subsidiaries was $10.5 million (2015 — $8.8 million).

Pension Plan

The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering the Company’s CEO, Mr. Gelfond. As at December 31, 2016, the Company had an unfunded and accrued projected benefit obligation of approximately $19.6 million (December 31, 2015 — $19.5 million) in respect of the SERP.

The net periodic benefit cost was $0.3 million in 2016 and 2015, respectively. The components of net periodic benefit cost were as follows:

	Years ended December 31
	2016	2015
Interest cost	$261	$253

Pension expense	$261	$253

The plan experienced an actuarial gain of $0.2 million during 2016 and 2015, respectively, resulting primarily from the continuing change in the Pension Benefit Guaranty Corporation (“PBGC”) published annuity interest rates year-over-year used to determine the lump sum payment under the plan.

Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause (as defined in his employment agreement), he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. Pursuant to an employment agreement dated November 8, 2016, the term of Mr. Gelfond’s employment was extended through December 31, 2019, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating this entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at December 31, 2016, the Company had an unfunded benefit obligation of $1.7 million (December 31, 2015 — $1.8 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors, upon retirement. As at December 31, 2016, the Company had an unfunded benefit obligation recorded of $0.6 million (December 31, 2015 — $0.8 million).

In September 2016, the Company entered into a new employment agreement with Greg Foster, CEO of IMAX Entertainment and Senior Executive Vice President of the Company, which provides for an employment term from July 2, 2016 through July 2, 2019. Under the agreement, the Company agreed to create a deferred compensation retirement plan (the “Retirement Plan”) covering Mr. Foster, and to make a total contribution of $3.2 million over the three-year employment term. The Retirement Plan is subject to a vesting schedule based on continued employment with the Company, such that 25% will vest July 2019; 50% will vest July 2022; 75% will vest July 2025; and Mr. Foster will be 100% vested in July 2027. As at December 31, 2016, the Company had an unfunded benefit obligation recorded of $0.5 million.

Stock-Based Compensation

The Company estimates the fair value of stock option awards on the date of grant using fair value measurement techniques. The fair value of RSU awards is equal to the closing price of the Company’s common stock on the date of grant.

Stock-based compensation expense recognized under FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”) for 2016 and 2015 was $30.5 million and $21.9 million, respectively.

Year Ended December 31, 2015 versus Year Ended December 31, 2014

The Company reported net income of $64.6 million, or $0.92 per basic share and $0.90 per diluted share, for the year ended December 31, 2015 as compared to net income of $42.2 million, or $0.61 per basic share and $0.59 per diluted share, for the year ended December 31, 2014. Net income for the year ended December 31, 2015 includes a $21.9 million charge, or $0.31 per diluted share (2014 — $15.1 million, or $0.22 per diluted share), for stock-based compensation. Adjusted net income, which consists of net income excluding the impact of stock-based compensation and the related tax impact, was $82.4 million, or $1.15 per diluted share, for the year ended December 31, 2015 as compared to adjusted net income of $54.9 million, or $0.78 per diluted share, for the year ended December 31, 2014. The Company reported net income attributable to common shareholders of $55.8 million, or $0.79 per basic share and $0.78 per diluted share for the year ended December 31, 2015 (2014 — $39.7 million, or $0.57 per basic share and $0.56 per diluted share). Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation and the related tax impact, was $73.0 million, or $1.02 per diluted share, for the year ended December 31, 2015 as compared to adjusted net income attributable to common shareholders of $52.5 million, or $0.75 per diluted share, for the year ended December 31, 2014. A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

	Years Ended December 31,
	2015			2014
	Net Income	Diluted EPS		Net Income	Diluted EPS
Reported net income	$64,624	$0.90	(1)	$42,169	$0.59	(1)
Adjustments:
Stock-based compensation	21,880	0.31		15,128	0.22
Tax impact on items listed above	(4,056)	(0.06)		(2,370)	(0.03)

Adjusted net income	82,448	1.15	(1)	54,927	0.78	(1)
Net income attributable to non-controlling interests	(8,780)	(0.12)		(2,433)	(0.03)
Stock-based compensation (net of tax of $0.2 million) attributable to non-controlling interests	(703)	(0.01)		—	—

Adjusted net income attributable to common shareholders	$72,965	$1.02	(1)	$52,494	$0.75	(1)

Weighted average diluted shares outstanding		71,058			69,754

(1)	Includes impact of $0.8 million (2014 — $0.4 million) of accretion charges associated with redeemable Class C shares of IMAX China.

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

Revenue from sales and sales-type leases increased 47.7% to $86.9 million in 2015 from $58.9 million in 2014. The Company recognized revenue on 55 full, new theater systems which qualified as either sales or sales-type leases in 2015, with a total value of $68.6 million, versus 46 full, new theater systems in 2014 with a total value of $55.6 million. The Company also recognized revenue on the installation of 11 theater system upgrades in 2015, of which 10 were laser-based and one was xenon-based, with a total value of

$15.0 million, as compared to three xenon-based digital upgrades in 2014, with a total value of $2.3 million. Theater system upgrades typically have lower sales prices and gross margin than full, new theater system installations. One used xenon-based digital system was installed in the year ended December 31, 2015 with a total value of $0.2 million while  no used systems were installed and recognized in 2014.

Average revenue per full, new sales and sales-type lease systems was $1.2 million in 2015, which was consistent with the prior year. The average revenue per full, new sales and sales-type lease systems varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors. Average revenue per theater system upgrade was $1.4 million in 2015, as compared to $0.8 million in 2014. For 2015, the average revenue per upgrade was higher as 10 of the 11 system upgrades were for laser-based digital system configurations which are priced higher than xenon-based digital upgrades.

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

	2015		2014
New IMAX xenon-based digital theater systems - installed and recognized
Sales and sales-types lease arrangements	56	(1)	46
Joint revenue sharing arrangements	80		67

Total new theater systems	136		113

IMAX xenon-based digital theater system upgrades - installed and recognized
Sales and sales-types lease arrangements	11	(1)	3
Short-term operating lease arrangements	2	(1)	3	(2)
Joint revenue sharing arrangements	5	(1)	2

Total upgraded theater systems	18		8

Total theater systems installed	154		121

(1)	Includes 17 laser-based digital system configurations (one new laser-based digital system under a sales arrangement and 16 laser-based digital system upgrades, 10 under sales arrangements, one under a short-term operating lease arrangement and five under joint revenue sharing arrangements).
(2)	Reflects xenon-based digital system configurations under short-term operating lease arrangements, which will be upgraded to a laser-based digital system configuration at a future date.

Revenues from sales and sales-type leases include settlement revenue of $0.1 million in 2015 as compared to $nil in 2014.

IMAX theater system margin from full, new sales and sales-type lease systems, excluding the impact of settlements, was 65.9% in 2015, which was higher than the 63.4% experienced in 2014. Gross margin from theater system upgrades was $0.8 million in 2015, as compared to $1.2 million in 2014. In addition, the Company recorded a charge of $0.7 million upon the upgrade of xenon-based digital systems under operating lease arrangements to laser-based digital systems under sales or sales-type lease arrangements in IMAX Systems margin. Furthermore, included in IMAX systems margin is a charge of $0.1 million and $0.2 million in 2015 and 2014, respectively, due to a reduction in the net realizable value of its inventories. Gross margin varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location and other various factors. Gross margin from the sale of a used system was a loss of $0.2 million in 2015 as compared to $nil in 2014.

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

Other revenue increased to $17.6 million in 2015 as compared to $12.2 million in 2014. Other revenue primarily includes revenue generated from the Company’s theater operations, camera rental business and after-market sales of projection system parts and 3D glasses. The growth in revenue is primarily the result of an increase in revenue from 3D glasses and higher box-office generated by the films exhibited in the IMAX owned and operated theaters during 2015 as compared to the prior year period.

The gross margin recognized from other revenue increased to $0.3 million 2015, as compared to $0.1 million in 2014.

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

Film

Revenue from the Company’s film segments increased $118.0 million in 2015 and $102.9 million in 2014 primarily due to stronger film performance and continued network growth. Gross box-office generated by IMAX DMR films increased 31.3% to $985.3 million in 2015 from $750.2 million in 2014. With the addition of gross box-office from IMAX original films, the Company’s gross box-office exceeded $1 billion in 2015. Film production and IMAX DMR revenues increased 28.8% to $107.1 million in 2015 from $83.2 million in 2014. Gross box-office per screen for 2015 averaged $1,155,800 in comparison to $1,020,600 in 2014. In 2015, gross box-office was generated primarily from the exhibition of 57 films (44 new and 13 carryovers), as compared to 50 films (40 new and 10 carryover) exhibited in 2014.

Other revenues attributable to the film segment decreased 44.6% to $10.9 million in 2015 from $19.8 million in 2014. This decrease was attributable to the wide release of two IMAX original productions, Journey to the South Pacific and Island of Lemurs: Madagascar, in 2014, whereas in 2015, the Company did not release any IMAX original productions as well as a decrease in post-production revenues as compared to the prior year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $115.3 million in 2015, as compared to $93.3 million in 2014. Selling, general and administrative expenses excluding the impact of stock-based compensation were $93.4 million in 2015, as compared to $78.1 million in 2014. The following reflects the significant items impacting selling, general and administrative expenses as compared to the prior year period:

•	an $8.8 million increase in staff costs related to the core business, including salaries and benefits and certain incentive awards based on the Company’s performance, the completion of the IMAX China IPO, and the achievement of pre-determined performance metrics;

•	a $6.8 million increase in the Company’s stock-based compensation;

•	a $2.6 million net increase in staff costs and other expenses associated with new business initiatives, from $0.7 million in 2014 to $3.3 million in 2015;

•	a $0.9 million increase due to a change in foreign exchange rates. During the year ended December 31, 2015, the Company recorded a foreign exchange loss of $2.4 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities as compared to a loss of $1.5 million recorded in 2014;

•	a $0.8 million net increase in advertising and promotion related activities; and

•	a $2.1 million net increase in other general corporate expenditures including an increase in consulting and other professional fees and costs associated with the IMAX China IPO.

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

In 2015, the Company recognized a $0.4 million other-than-temporary impairment of its investments as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost as compared to $3.2 million in 2014.

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

The provision for income taxes in the year ended December 31, 2015 includes a net income tax charge of less than $0.1 million (2014 — $0.4 million recovery) in continuing operations related to an increase in the valuation allowance for the Company’s deferred tax assets and other tax adjustments. In 2015, the Company recorded an adjustment of $14.0 million to the deferred tax assets, $5.9 million to the income tax provision and $8.1 million to shareholders’ equity related to tax benefits generated on the exercise of certain employee stock options. In conjunction with this, a provision for uncertain tax positions of $3.9 million was also recorded to the income tax provision and $7.9 million was recorded against shareholders’ equity.

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

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. At December 31, 2015, the equity method of accounting is being utilized for investments with a total carrying value of $1.0 million (December 31, 2014 — $2.8 million). For the year ended December 31, 2015, gross revenues, cost of revenue and net loss for these investments were $nil, $9.3 million and $9.1 million, respectively (2014 — $3.1 million, $5.9 million and $4.9 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $2.4 million for 2015 compared to $1.1 million in 2014. In 2014, the Company recognized a gain of $0.1 million resulting from the sale of its interest in an equity-accounted investment. No such transactions were recorded in 2015.

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

Non-Controlling Interests

The Company’s consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the IMAX China IPO as well as the impact of a non-controlling interest in its subsidiary created for the Film Fund activity. For the year ended December 31, 2015, the net income attributable to non-controlling interests of the Company’s subsidiaries was $8.8 million (2014 — $2.4 million).

Pension Plan

The Company has an unfunded defined benefit pension plan, the SERP, covering Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and Chairman of its Board of Directors. As at December 31, 2015, the Company had an unfunded and accrued projected benefit obligation of approximately $19.5 million (December 31, 2014 — $19.4 million) in respect of the SERP.

The net periodic benefit cost was $0.3 million in 2015 and 2014, respectively. The components of net periodic benefit cost were as follows:

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

Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause (as defined in his employment agreement), he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. Pursuant to an employment agreement dated November 8, 2016, the term of Mr. Gelfond’s employment was extended through December 31, 2019, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating this entitlement under the SERP.

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

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility

The Company maintains a senior secured credit facility (the “Credit Facility”) with a maximum borrowing capacity of $200.0 million and a scheduled maturity of March 3, 2020. The Credit Facility is collateralized by a first priority security interest in substantially all of the present and future assets of the Company and the Guarantors. Certain of the Company’s subsidiaries serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility.

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

Total amounts drawn and available under the Credit Facility at December 31, 2016 were $nil and $200.0 million, respectively (December 31, 2015 – $nil and $200.0 million, respectively).

Under the Credit Facility, the effective interest rate for the year ended December 31, 2016 was nil, as no amounts were outstanding during the period (2015 – nil).

The Credit Agreement provides that the Company is required at all times to satisfy a Minimum Liquidity Test (as defined in the Credit Agreement) of at least $50.0 million. The Company is also required to maintain minimum Adjusted EBITDA (as defined in the Credit Agreement as EBITDA and referred to herein as Adjusted EBITDA) of $100.0 million. The Company is also required to maintain a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 2.0:1.0, which requirement decreases to 1.75:1.0 on December 31, 2017. The Company was in compliance with all of these requirements at December 31, 2016. The Maximum Total Leverage Ratio was 0.23:1 as at December 31, 2016, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $27.7 million. Adjusted EBITDA is calculated as follows:

Adjusted EBITDA per Credit Facility:

(In thousands of U.S. Dollars)
Net income	$39,320
Add (subtract):
Provision for income taxes	16,212
Interest expense, net of interest income	315
Depreciation and amortization, including film asset amortization(1)	45,953

EBITDA	$101,800
Write-downs, net of recoveries including asset impairments and receivable provisions(1)	5,940
Loss from equity accounted investments	2,321
Stock and other non-cash compensation	31,586
Adjusted EBITDA attributable to non-controlling interests(2)	(19,743)

$121,904

(1)	See note 17 to the audited consolidated financial statements in Item 8 of the Company’s 2016 Form 10-K.
(2)	The Adjusted EBITDA calculation specified for purposes of the minimum Adjusted EBITDA covenant excludes the reduction in Adjusted EBITDA from the Company’s non-controlling interests.

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

The Playa Vista Loan is secured by a deed of trust from PV Borrower in favor of Wells Fargo and other documents evidencing and securing the loan (the “Loan Documents”), granting a first lien on and security interest in the Playa Vista property and the Playa Vista Project, including all improvements to be constructed thereon. The Loan Documents include absolute and unconditional payment and completion guarantees provided by the Company, including an environmental indemnity, to Wells Fargo for the performance by PV Borrower of all the terms and provisions of the Playa Vista Loan.

Total amount drawn under the Playa Vista Loan as at December 31, 2016 was $27.7 million (December 31, 2015 – $29.7 million). Under the Playa Vista Loan, the effective interest rate for December 31, 2016 was 2.52% (December 31, 2015 — 2.40%).

Letters of Credit and Other Commitments

As at December 31, 2016, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2015 — $nil), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at December 31, 2016, the Company had letters of credit and advance payment guarantees outstanding of $0.1 million under the Bank of Montreal Facility as compared to $0.3 million as at December 31, 2015.

Cash and Cash Equivalents

As at December 31, 2016, the Company’s principal sources of liquidity included cash and cash equivalents of $204.8 million, the Credit Facility, anticipated collection from trade accounts receivable of $96.3 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $23.3 million and payments expected in the next 12 months on existing backlog deals. As at December 31, 2016, the Company did not have any amount drawn on the Credit Facility (remaining availability of $200.0 million). As at December 31, 2016, the Company had $27.7 million drawn on the Playa Vista Loan. There were $nil letters of credit and advance payment guarantees outstanding under the Credit Facility and $0.1 million under the Bank of Montreal Facility. Cash held outside of Canada as at December 31, 2016 was $148.0 million (December 31, 2015 — $122.2 million), of which $31.5 million was held in the People’s Republic of China (“PRC”) (December 31, 2015 — $24.4 million). The Company’s intent is to permanently reinvest these amounts outside of Canada and the Company does not currently anticipate that it will need funds generated from foreign operations to fund North American operations. In the event funds from foreign operations are needed to fund operations in North America and if withholding taxes have not already been previously provided, the Company would be required to accrue and pay these additional withholding tax amounts on repatriation of funds from China to Canada. The Company currently estimates this amount to be $4.9 million.

During the year ended December 31, 2016, the Company’s operations provided cash of $77.9 million. The Company used cash of $64.9 million to fund capital expenditures, to build equipment for use in joint revenue sharing arrangements, to purchase other intangible assets, to invest in new business ventures such as its VR initiatives and to purchase property, plant and equipment. Based on management’s current operating plan for 2017, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements, to fund DMR agreements with studios, invest in new business ventures and continued share repurchases. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of 109 new theater systems under joint revenue sharing arrangements in 2016, of which 77 new theater systems were capitalized by the Company.

In 2014, the Company’s Board of Directors approved a $150.0 million share repurchase program for shares of the Company’s common stock, which program was amended on April 20, 2016 to increase the aggregate purchase allowance to $200.0 million. Purchases under the program commenced in 2014, and the program expires June 30, 2017. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares, and the share repurchase program may be suspended or discontinued by the Company at any time. In 2016, the Company repurchased 3,849,222 common shares under the repurchase program at an average price of $30.25 per share. The retired shares were purchased for $116.5 million. The Company has $46.3 million available under its approved repurchase program.

The Company believes that cash flow from operations together with existing cash and borrowing available under the Credit Facility will be sufficient to fund the Company’s business operations, including its strategic initiatives relating to existing joint revenue sharing arrangements and new business ventures for the next 12 months.

The Company’s operating cash flow will be adversely affected if management’s projections of future signings for theater systems and film performance, theater installations and film productions are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2016 Form 10-K), there is no guarantee that the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

Operating Activities

The Company’s net cash provided by operating activities is affected by a number of factors, including the proceeds associated with new signings of theater system lease and sale agreements in the year, costs associated with contributing systems under joint revenue sharing arrangements, the box-office performance of films distributed by the Company and/or released to IMAX theaters, increases or decreases in the Company’s operating expenses, including research and development and new business initiatives, and the level of cash collections received from its customers.

Cash provided by operating activities amounted to $77.9 million in 2016. Changes in other non-cash operating assets as compared to 2015 include:

•	an increase of $1.4 million in accounts receivable resulting from amounts billed in the year offset by cash receipts;

•	an increase of $4.6 million in financing receivables primarily due to the installation and recognition of IMAX theater systems under sales or sales-type lease arrangements offset by ongoing minimum rent payments received;

•	an increase of $3.8 million in inventories;

•	an increase of $0.1 million in prepaid expenses; and

•	an increase of $6.7 million in other assets which includes a decrease of $0.2 million in commissions and other deferred selling expenses, a decrease of $0.1 million in insurance recoveries, an increase of $5.7 million in prepaid tax and an increase of $1.3 million in other assets.

Changes in other operating liabilities as compared to December 31, 2015 include: a decrease in deferred revenue of $14.7 million related to amounts relieved from deferred revenue due to theater system installations, offset partially by payments received in the current year related to theater systems not yet installed; a decrease in accounts payable of $3.4 million; and an increase of $3.9 million in accrued liabilities.

Investing Activities

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, other intangible assets and investments in film assets were $85.3 million in 2016 as compared to $91.9 million in 2015. The Company expects its investment in capital expenditures to remain fairly consistent as the nature of these cash outlays in particular, joint revenue sharing arrangements and film assets, exist to strengthen operational performances.

Net cash used in investing activities amounted to $64.9 million in 2016, which includes purchases of $15.3 million in property, plant and equipment, an investment in joint revenue sharing equipment of $42.9 million, an investment in new business ventures of $1.9 million and an investment in other intangible assets of $4.8 million, primarily related to expanding the functionality of the Company’s enterprise resource planning system and deploying it throughout the organization.

Financing Activities

Net cash used in financing activities in 2016 amounted to $125.8 million as compared to $204.7 million provided in 2015. In 2016, the Company paid $116.5 million for the repurchase of common shares under the Company’s share repurchase program and $19.9 million to purchase treasury stock for the settlement of restricted share units and options. In addition, the Company paid $2.4 million of taxes relating to secondary sales and repatriation dividends and $0.5 million of taxes relating to employee stock award vesting. Furthermore, the Company also made $2.0 million in repayments under the Playa Vista Loan. These cash outlays were offset by $13.1 million received from the issuance of common shares resulting from stock option exercises, and $2.5 million received from a capital contribution to the Film Fund made by third parties.

Prior Year Cash Flow Activities

Net cash provided by operating activities amounted to $84.2 million in the year ended December 31, 2015. Changes in other non-cash operating assets as compared to 2014 included: an increase of $22.5 million in accounts receivable; an increase of less than $13.6 million in financing receivables; an increase of $21.1 million in inventories; an increase of $1.6 million in prepaid expenses; and an increase of $0.7 million in other assets which includes an increase of $0.2 million in commissions and other deferred selling expenses and an increase of $0.5 million in other assets. Changes in other operating liabilities as compared to December 31, 2014 included: an increase in deferred revenue of $16.2 million related to backlog payments received in 2015, offset partially by amounts relieved from deferred revenue related to theater system installations; an increase in accounts payable of $9.2 million; and a decrease of $2.1 million in accrued liabilities.

Net cash used in investing activities amounted to $78.8 million in 2015, which included purchases of $43.3 million in property, plant and equipment, an investment in joint revenue sharing equipment of $28.5 million, net investment in new business ventures of $2.0 million and an increase in other intangible assets of $5.1 million. Included in the Company’s purchase of purchase of property, plant and equipment for 2015 was $27.7 million for the construction of the Playa Vista Project. Net cash used in investment activities amounted to $61.9 million in 2014.

Net cash provided by financing activities in 2015 amounted to $204.7 million as compared to cash used in financing activities of $52.0 million in 2014. In 2015, the Company received cash proceeds for the issuance of common shares net of related issuance costs of $38.0 million related to the IMAX China Investment by CMC and Fountain Vest, which represented a non-controlling interest in the Company’s subsidiary. The Company also received $35.6 million from the issuance of common shares resulting from stock option exercises offset by $34.3 million paid for the repurchase of common shares under the Company’s share repurchase program. The Company spent $10.0 million to purchase treasury stock for the settlement of restricted share units and stock options and paid $9.5 million in dividends to the non-controlling interest shareholders of IMAX China as a result of the IMAX China IPO. The Company also borrowed $25.3 million under the Playa Vista Loan.

Capital expenditures including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment net of sales proceeds and investments in film assets were $91.9 million in the year ended December 31, 2015.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of December 31, 2016 are as follows:

	Payments Due by Fiscal Year
	Total
	Obligations	2017	2018	2019	2020	2021	Thereafter
Purchase obligations(1)	$25,283	$25,283	$—	$—	$—	$—	$—
Pension obligations(2)	21,115	—	—	—	21,115	—	—
Operating lease obligations(3)	18,670	6,203	5,033	2,831	674	498	3,431
Playa Vista Loan(4)	27,667	2,000	2,000	2,000	2,000	2,000	17,667
Postretirement benefits obligations	5,042	1,138	1,197	680	140	145	1,742
Other financial commitments(5)	39,173	39,173	—	—	—	—	—

	$136,950	$73,797	$8,230	$5,511	$23,929	$2,643	$22,840

(1)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
(2)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2019), although Mr. Gelfond has not informed the Company that he intends to retire at that time.
(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s property in New York and at the various owned and operated theaters.
(4)	The Playa Vista Loan is fully due and payable on October 19, 2025. The Company is required to make monthly payments of combined principal and interest.
(5)	Other financial commitments include the Company’s total minimum commitment toward the development, production, post-production and marketing, related to certain film and new content initiatives.

Subsequent to December 31, 2016, the Company entered into a premises lease arrangement, related to the New York corporate office, with a commitment of approximately $17.1 million over a 12-year term. The term is expected to begin in January 2018.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering Mr. Gelfond. As at December 31, 2016, the Company had an unfunded and accrued projected benefit obligation of approximately $19.6 million (December 31, 2015 — $19.5 million) in respect of the SERP.

Pursuant to an employment agreement dated November 8, 2016, the term of Mr. Gelfond’s employment was extended through December 31, 2019, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating his entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at December 31, 2016, the Company had an unfunded benefit obligation of $1.7 million (December 31, 2015 — $1.8 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors, upon retirement. As at December 31, 2016, the Company had an unfunded benefit obligation of $0.6 million (December 31, 2015 — $0.8 million).

In September 2016, the Company entered into a new employment agreement with Greg Foster, CEO of IMAX Entertainment and Senior Executive Vice President of the Company, which provides for an employment term from July 2, 2016 through July 2, 2019. Under the agreement, the Company agreed to create a deferred compensation retirement plan (the “Retirement Plan”) covering Mr. Foster, and to make a total contribution of $3.2 million over the three-year employment term. The Retirement Plan is subject to a vesting schedule based on continued employment with the Company, such that 25% will vest July 2019; 50% will vest July 2022; 75% will vest July 2025; and Mr. Foster will be 100% vested in July 2027. As at December 31, 2016, the Company had an unfunded benefit obligation recorded of $0.5 million.

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. The Company has incoming cash flows from its revenue generating theaters and ongoing operating expenses in China through its majority-owned subsidiary IMAX Shanghai Multimedia Technology Co., Ltd. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net Renminbi and Japanese Yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Renminbi, Japanese Yen, Euros and Canadian dollars. In addition, because IMAX films generate box-office in 74 different countries, unfavourable exchange rates between applicable local currencies, and the U.S. dollar could affect the Company’s reported gross box-office and revenues, further impacting the Company’s results of operations.

The Company manages its exposure to foreign exchange rate risks through the Company’s regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

The Company’s subsidiaries, IMAX (Shanghai) Multimedia Technology Co., Ltd. and IMAX (Shanghai) Theatre Technology Services Co. Ltd., held approximately 218.2 million Renminbi ($31.5 million U.S dollars) in cash and cash equivalents in the PRC as at December 31, 2016 (December 31, 2015 – 158.0 million Renminbi or $24.4 million U.S. dollars) and are required to transact locally in Renminbi. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administrative of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the China government are beyond the control of the Company, however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements.

For the year ended December 31, 2016, the Company recorded a foreign exchange net loss of $0.9 million as compared to a foreign exchange net loss of $2.4 million in 2015, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company has entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2016 and 2017. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. All foreign currency forward contracts held by the Company as at December 31, 2016, are designated and qualify as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The notional value of foreign currency hedging instruments at December 31, 2016 was $37.8 million (December 31, 2015 — $30.7 million). A gain of

$1.0 million was recorded to Other Comprehensive Income with respect to the depreciation/appreciation in the value of these contracts in 2016 (2015 — loss of $5.9 million). A loss of $3.1 million was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses in 2016 (2015 — loss of $3.2 million). Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At December 31, 2016, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros translated into U.S. dollars was $52.4 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2016, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $5.2 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at December 31, 2016, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at December 31, 2016, the Company had not drawn down on its Credit Facility (December 31, 2015 — $nil).

As at December 31, 2016, the Company had drawn down $27.7 million on its Playa Vista Loan (December 31, 2015 — $29.7 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in LIBOR. The Company had variable rate debt instruments representing 12.0% and 11.7% of its total liabilities at December 31, 2016 and 2015, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at December 31, 2016.

Item 8.	Financial Statements and Supplementary Data

************

Report of Independent Registered Public Accounting Firm

To the Shareholders of IMAX Corporation

We have audited the accompanying consolidated balance sheets of IMAX Corporation and its subsidiaries as of December 31, 2016 and December 31, 2015 and the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2016. In addition, we have audited the financial statements schedule listed in the index appearing under item 15 (a) (2). We also have audited IMAX Corporation’s and its subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements, the financial statements schedule and the company’s internal control over financial reporting based on our integrated audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMAX Corporation and its subsidiaries as of December 31, 2016 and December 31, 2015 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statements schedule listed in the index appearing under item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, IMAX Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for Stock Compensation in 2016.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada

February 23, 2017

IMAX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

	As at December 31,
	2016	2015

Assets
Cash and cash equivalents	$204,759	$317,449
Accounts receivable, net of allowance for doubtful accounts of $1,250 (December 31, 2015 — $1,146)	96,349	97,981
Financing receivables (notes 4 and 19(c))	122,125	117,231
Inventories (note 5)	42,121	38,753
Prepaid expenses	6,626	6,498
Film assets (note 6)	16,522	14,571
Property, plant and equipment (note 7)	245,415	218,267
Other assets (notes 8 and 19(e))	33,195	26,136
Deferred income taxes (note 9)	20,779	25,766
Other intangible assets (note 10)	30,416	28,950
Goodwill	39,027	39,027

Total assets	$857,334	$930,629

Liabilities
Bank indebtedness (note 11)	$27,316	$29,276
Accounts payable	19,990	23,455
Accrued and other liabilities (notes 6, 12, 13, 14(c), 19(b), 19(d), 20 and 22)	93,208	95,748
Deferred revenue	90,266	104,993

Total liabilities	230,780	253,472

Commitments and contingencies (notes 12 and 13)

Non-controlling interests (note 21)	4,980	3,307

Shareholders’ equity
Capital stock (note 14) common shares — no par value. Authorized — unlimited number. 66,224,467 — issued and 66,159,902 — outstanding (December 31, 2015 — 69,673,244 — issued and outstanding)	439,213	448,310
Less: Treasury stock, 64,565 shares at cost (December 31, 2015 — nil)	(1,939)	—
Other equity	177,304	163,094
Accumulated (deficit) earnings	(47,366)	19,930
Accumulated other comprehensive loss	(5,200)	(7,443)

Total shareholders’ equity attributable to common shareholders	562,012	623,891
Non-controlling interests (note 21)	59,562	49,959

Total shareholders’ equity	621,574	673,850

Total liabilities and shareholders’ equity	$857,334	$930,629

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Years Ended December 31,
	2016	2015	2014

Revenues
Equipment and product sales (note 15(c))	$122,382	$118,937	$78,705
Services (note 15(c))	166,862	161,964	142,607
Rentals (note 15(c))	77,315	83,651	60,705
Finance income	9,500	9,112	8,524
Other (note 15(a))	1,275	141	—

	377,334	373,805	290,541

Costs and expenses applicable to revenues (note 2(m))
Equipment and product sales	69,680	63,635	36,997
Services (note 15(c))	83,780	70,855	62,228
Rentals	21,086	20,027	17,928
Other	110	—	—

	174,656	154,517	117,153

Gross margin	202,678	219,288	173,388
Selling, general and administrative expenses (note 15(b)) (including share-based compensation expense of $30.5 million, $21.9 million and $15.1 million for 2016, 2015 and 2014, respectively)	124,745	115,345	93,260
Research and development	16,315	12,730	16,096
Amortization of intangibles	2,079	1,860	1,724
Receivable provisions, net of recoveries (note 16)	954	752	918
Asset impairments (notes 7 and 19(e))	417	830	3,520

Income from operations	58,168	87,771	57,870
Interest income	1,490	968	405
Interest expense (note 9(g))	(1,805)	(1,661)	(924)

Income from operations before income taxes	57,853	87,078	57,351
Provision for income taxes	(16,212)	(20,052)	(14,466)
Loss from equity-accounted investments, net of tax	(2,321)	(2,402)	(1,071)

Income from continuing operations	39,320	64,624	41,814
Income from discontinued operations, net of tax	—	—	355

Net income	39,320	64,624	42,169
Less: net income attributable to non-controlling interests (note 21)	(10,532)	(8,780)	(2,433)

Net income attributable to common shareholders	$28,788	$55,844	$39,736

Net income per share attributable to common shareholders - basic and diluted: (note 14(d))
Net income per share - basic:
Net income per share from continuing operations	$0.43	$0.79	$0.57
Net income per share from discontinued operations	—	—	0.01

	$0.43	$0.79	$0.58

Net income per share - diluted:
Net income per share from continuing operations	$0.42	$0.78	$0.56
Net income per share from discontinued operations	—	—	—

	$0.42	$0.78	$0.56

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

	Years Ended December 31,
	2016	2015	2014

Net income	$39,320	$64,624	$42,169

Unrealized defined benefit plan actuarial gain (loss) (note 20(a))	159	180	(857)
Unrealized postretirement benefit plans actuarial gain (loss) (notes 20(c) and 20(d))	184	79	(574)
Amortization of postretirement benefit plan actuarial loss (gain) (note 20(c))	69	135	(32)
Unrealized net gain (loss) from cash flow hedging instruments (note 19(d))	1,049	(5,881)	(2,524)
Realization of cash flow hedging net loss upon settlement (note 19(d))	3,078	3,217	1,186
Foreign currency translation adjustments (note 2)	(2,851)	(2,121)	(259)
Other-than-temporary impairment of available-for-sale investment	—	—	350

Other comprehensive income (loss), before tax	1,688	(4,391)	(2,710)
Income tax (expense) benefit related to other comprehensive (loss) income (note 9(h))	(1,180)	511	750

Other comprehensive income (loss), net of tax	508	(3,880)	(1,960)

Comprehensive income	39,828	60,744	40,209
Less: Comprehensive income attributable to non-controlling interests	(8,797)	(9,196)	(2,491)

Comprehensive income attributable to common shareholders	$31,031	$51,548	$37,718

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Years Ended December 31,
	2016	2015	2014

Cash provided by (used in):
Operating Activities
Net income	$39,320	$64,624	$42,169
Income from discontinued operations, net of tax	—	—	(355)
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization (notes 17(c) and 18(a))	46,485	42,803	33,756
Write-downs, net of recoveries (notes 17(d) and 18(a))	5,940	3,725	5,294
Change in deferred income taxes	4,940	(1,336)	627
Stock and other non-cash compensation	31,586	22,379	15,467
Unrealized foreign currency exchange loss	462	785	1,180
Loss from equity-accounted investments	2,685	3,838	1,774
Gain on non-cash contribution to equity-accounted investees	(364)	(1,436)	(703)
Investment in film assets	(22,308)	(15,119)	(19,233)
Changes in other non-cash operating assets and liabilities (note 17(a))	(30,874)	(36,058)	6,357
Net cash provided by operating activities from discontinued operations	—	—	572

Net cash provided by operating activities	77,872	84,205	86,905

Investing Activities
Purchase of property, plant and equipment	(15,278)	(43,257)	(40,104)
Investment in joint revenue sharing equipment	(42,910)	(28,474)	(16,838)
Investment in new business ventures	(1,911)	(2,000)	(2,500)
Proceeds from sale of business venture	—	—	507
Acquisition of other intangible assets	(4,787)	(5,065)	(2,918)

Net cash used in investing activities	(64,886)	(78,796)	(61,853)

Financing Activities
Increase in bank indebtedness (note 11)	—	25,290	4,710
Repayment of bank indebtedness (note 11)	(2,000)	(333)	—
Repurchase of common shares	(116,518)	(34,276)	(3,063)
Settlement of restricted share units and options	(17,889)	(10,000)	(790)
Exercise of stock options (note 14(b))	13,113	35,609	10,834
Taxes paid on secondary sales and repatriation dividend	(2,443)	—	—
Treasury stock repurchased for future settlement of restricted share units	(1,996)	—	—
Taxes withheld and paid on employee stock awards vested	(528)	(520)	(300)
Issuance of subsidiary shares to non-controlling interests - private offering	2,479	40,000	44,551
Share issuance costs from the issuance of subsidiary shares to non-controlling interests - private offering	—	(2,000)	(3,556)
Issuance of subsidiary shares to non-controlling interests - public offering	—	178,226	—
Share issuance expenses - public offering	—	(16,257)	—
Dividends paid to non-controlling interests	—	(9,511)	—
Credit facility amendment fees paid	—	(1,533)	(427)

Net cash (used in) provided by financing activities	(125,782)	204,695	51,959

Effects of exchange rate changes on cash	106	842	(54)

(Decrease) increase in cash and cash equivalents during year	(112,690)	210,946	76,957
Cash and cash equivalents, beginning of year	317,449	106,503	29,546

Cash and cash equivalents, end of year	$204,759	$317,449	$106,503

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars)

	Common Shares Issued and Outstanding	Capital Stock	Other Equity	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Shareholders’ Equity
Balance as at December 31, 2013	67,841,233	$327,313	$36,452	$(43,051)	$(1,129)	$—	$319,585
Net income	—	—	—	42,169	—	—	42,169
Other comprehensive loss, net of tax	—	—	—	—	(1,960)	—	(1,960)
Other comprehensive loss attributable to a non-controlling interest (note 21(a))	—	—	—	—	(58)	—	(58)
Net income attributable to non-controlling interests	—	—	—	(2,433)	—	—	(2,433)
Paid-in capital for non-employee stock options granted (note 14(c))	—	—	149	—	—	—	149
Employee stock options exercised (note 14(b))	1,116,586	14,810	(4,260)	—	—	—	10,550
Non-employee stock options exercised	33,001	448	(165)	—	—	—	283
Paid-in capital for employee stock options granted (note 14(c))	—	—	9,275	—	—	—	9,275
Paid-in capital for restricted share units granted (note 14(c))	—	—	5,780	—	—	—	5,780
Restricted share units vested (net of shares withheld for tax) (note 14(c))	109,264	2,836	(3,148)	—	—	—	(312)
Restricted share units vested and issued to employees purchased on open market	—	—	(790)	—	—	—	(790)
Repurchase of common shares	(112,034)	(545)	—	(2,518)	—	—	(3,063)
Accretion charges associated with redeemable common stock	—	—	—	(426)	—	—	(426)
Utilization of windfall tax benefits from vested restricted share units and expensed stock options (note 9(f))	—	—	4,026	—	—	—	4,026

Balance as at December 31, 2014	68,988,050	$344,862	$47,319	$(6,259)	$(3,147)	$—	$382,775
Net income	—	—	—	64,624	—	—	64,624
Other comprehensive loss, net of tax	—	—	—	—	(4,296)	416	(3,880)
Net income attributable to non-controlling interests	—	—	—	(8,780)	—	9,113	333
Paid-in capital for non-employee stock options granted (note 14(c))	—	—	81	—	—	—	81
Employee stock options exercised (note 14(b))	1,650,643	49,756	(14,278)	—	—	—	35,478
Non-employee stock options exercised	9,000	206	(75)	—	—	—	131
Paid-in capital for employee stock options granted (note 14(c))	—	—	12,225	—	—	—	12,225
Paid-in capital for restricted share units granted (note 14(c))	—	—	8,075	—	—	—	8,075
Restricted share units vested (net of shares withheld for tax) (note 14(c))	25,551	626	(1,151)	—	—	—	(525)
Restricted share units vested and issued to employees purchased on open market	—	—	(6,203)	—	—	—	(6,203)
Stock options exercises settled from treasury shares purchased on open market	—	—	(3,797)	—	—	—	(3,797)
Repurchase of common shares	(1,000,000)	(5,390)	—	(28,886)	—	—	(34,276)
Accretion charges associated with redeemable common stock	—	—	—	(769)	—	—	(769)
Utilization of windfall tax benefits from vested restricted share units and expensed stock options (note 9(f))	—	—	529	—	—	—	529
Issuance of subsidiary shares, initial public offering	—	71,291	106,935	—	—	—	178,226
Share issuance expenses, initial public offering	—	(13,041)	(3,216)	—	—	—	(16,257)
Dividends paid (note 21)	—	—	—	—	—	(9,511)	(9,511)
Tax impact of sale of subsidiary shares in initial public offering	—	—	(12,450)	—	—	—	(12,450)
Reduction in non-controlling interest value upon qualified initial public offering	—	—	29,100	—	—	(29,100)	—
Conversion of Class C Shares upon initial public offering	—	—	—	—	—	79,041	79,041

Balance as at December 31, 2015	69,673,244	$448,310	$163,094	$19,930	$(7,443)	$49,959	$673,850
Retrospective adjustment related to forfeiture rates (note 3)	—	—	5,331	(4,431)	—	—	900
Net income	—	—	—	39,320	—	—	39,320
Other comprehensive income, net of tax	—	—	—	—	2,243	(1,735)	508
Net income attributable to non-controlling interests	—	—	—	(10,532)	—	11,338	806
Paid-in capital for non-employee stock options granted (note 14(c))	—	—	30	—	—	—	30
Employee stock options exercised (note 14(b))	347,814	11,431	(3,139)	—	—	—	8,292
Fair value of stock options exercised at the grant date	—	3,139	—	—	—	—	3,139
Paid-in capital for employee stock options granted (note 14(c))	—	—	13,766	—	—	—	13,766
Paid-in capital for restricted share units granted (note 14(c))	—	—	16,493	—	—	—	16,493
Restricted share units vested (net of shares withheld for tax) (note 14(c))	52,631	1,198	(14,731)	—	—	—	(13,533)
Stock options exercises settled from treasury shares purchased on open market	—	—	(5,224)	—	—	—	(5,224)
Cash received from the issuance of common shares in excess of par value	—	—	1,684	—	—	—	1,684
Repurchase of common shares	(3,849,222)	(24,865)	—	(91,653)	—	—	(116,518)
Shares held in treasury	(64,565)	(1,939)	—	—	—	—	(1,939)

Balance as at December 31, 2016	66,159,902	$437,274	$177,304	$(47,366)	$(5,200)	$59,562	$621,574

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

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), is an entertainment technology company specializing in digital and film-based motion picture technologies, whose principal activities are the:

•	design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 75 countries as at December 31, 2016;

•	production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems;

•	operation of certain theaters primarily in the United States; and

•	other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.

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

The Company has 11 film production companies that are VIEs. For five of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. These consolidated production companies have total assets of $10.3 million (December 31, 2015 — $7.2 million) and total liabilities of $6.4 million as at December 31, 2016 (December 31, 2015 — $4.1 million). The majority of these consolidated assets are held by the IMAX Original Film Fund (the “Film Fund”) as described in note 21(b). For the other six film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at December 31, 2016, these six VIEs have total assets and total liabilities of $0.4 million (December 31, 2015 — $0.4 million). Earnings of the investees included in the Company’s consolidated statement of operations amounted to $nil in 2016 (2015 — $nil). The carrying value of these investments in VIEs that are not consolidated is $nil at December 31, 2016 (December 31, 2015 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the consolidated statement of operations. The Company’s exposure, which is determined based on the level of funding contributed by the Company and the development stage of the respective film, is $nil at December 31, 2016 (2015 — $nil).

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

The Company monitors the performance of the theaters to which it has leased or sold theater systems which are subject to ongoing payments. When facts and circumstances indicate that there is a potential impairment in the net investment in lease or a financing receivable, the Company will evaluate the potential outcome of either a renegotiation involving changes in the terms of the receivable or defaults on the existing lease or financed sale agreements. The Company will record a provision if it is considered probable that the Company will be unable to collect all amounts due under the contractual terms of the arrangement or a renegotiated lease amount will cause a reclassification of the sales-type lease to an operating lease.

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

Once a net investment in lease or financing receivable is considered impaired, the Company does not recognize interest income until the collectibility issues are resolved. When finance income is not recognized, any payments received are applied against outstanding gross minimum lease amounts receivable or gross receivables from financed sales. Once the collectibility issues are resolved, the Company will once again commence the recognition of interest income.

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

Other assets include prepaid taxes, insurance recoverable, deferred charges on debt financing, deferred selling costs that are direct and incremental to the acquisition of sales contracts, foreign currency derivatives, lease incentives and various investments.

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

Investments in new business ventures are accounted for using ASC 323 as described in note 2(a). The Company currently accounts for its joint venture investment with TCL Multimedia Technology Holdings Limited (“TCL”), using the equity method of accounting. The Company accounts for in-kind contributions to its equity investment in accordance with ASC 845 “Non-Monetary Transactions” (“ASC 845”) whereby if the fair value of the asset or assets contributed is greater than the carrying value a partial gain shall be recognized.

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

Goodwill represents the excess of purchase price over the fair value of net identifiable assets acquired in a purchase business combination. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. The Company performs a qualitative assessment of its reporting units and certain select quantitative calculations against its current long range plan to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. The Company first assesses certain qualitative factors to determine whether the existence of events or circumstances leads to determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carry amount, then performing the two-step impairment test is unnecessary. When necessary, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any, by comparing the fair value of each identifiable asset and liability in the reporting unit to the total fair value of the reporting unit. Any impairment loss is expensed in the consolidated statement of operations and is not reversed if the fair value subsequently increases.

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

Cost of Equipment and Product Sales

Theater systems and other equipment subject to sales-type leases and sales arrangements includes the cost of the equipment and costs related to project management, design, delivery and installation supervision services as applicable. The costs related to theater systems under sales and sales-type lease arrangements are relieved from inventory to costs and expenses applicable to revenues-equipment and product sales when revenue recognition criteria are met. In addition, the Company defers direct selling costs such as sales commissions and other amounts related to these contracts until the related revenue is recognized. These costs included in costs and expenses applicable to revenues-equipment and product sales, totaled $3.3 million in 2016 (2015 – $3.4 million, 2014 – $2.5 million). The cost of equipment and product sales prior to direct selling costs was $66.5 million in 2016 (2015 – $60.2 million, 2014 – $34.5 million). The Company may have warranty obligations at or after the time revenue is recognized which require replacement of certain parts that do not affect the functionality of the theater system or services. The costs for warranty obligations for known issues are accrued as charges to costs and expenses applicable to revenues-equipment and product sales at the time revenue is recognized based on the Company’s past historical experience and cost estimates.

Cost of Rentals

For theater systems and other equipment subject to an operating lease or placed in a theater operators’ venue under a joint revenue sharing arrangement, the cost of equipment and those costs that result directly from and are essential to the arrangement, is included within property, plant and equipment. Depreciation and impairment losses, if any, are included in cost of rentals based on the accounting policy set out in note 2(g). Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned, which is typically the month of installation. These costs totaled $1.8 million in 2016 (2015 – $1.1 million, 2014 – $1.1 million). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $0.9 million in 2016 (2015 – $1.9 million, 2014 – $1.5 million).

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

Film Production and IMAX DMR Services

In certain film arrangements, the Company produces a film financed by third parties whereby the third party retains the copyright and the Company obtains exclusive distribution rights. Under these arrangements, the Company is entitled to receive a fixed fee or to retain as a fee the excess of funding over cost of production (the “production fee”). The third parties receive a portion of the revenues received by the Company from distributing the film, which is charged to costs and expenses applicable to revenues-services. The production fees are deferred, and recognized as a reduction in the cost of the film based on the ratio of the Company’s distribution revenues recognized in the current period to the ultimate distribution revenues expected from the film. Film exploitation costs, including advertising and marketing totaled $17.5 million in 2016 (2015 — $13.3 million, 2014 — $7.1 million) and are recorded in costs and expenses applicable to revenues-services as incurred.

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

Film Distribution

Revenue from the licensing of films is recognized in Services revenues when persuasive evidence of a licensing arrangement exists, the film has been completed and delivered, the license period has begun, the fee is fixed or determinable and collectibility is reasonably assured. When license fees are based on a percentage of box-office receipts, revenue is recognized when box-office receipts are reported by exhibitors, provided collectibility is reasonably assured. Film exploitation costs, including advertising and marketing, totaled an expense of $2.2 million in 2016 (2015 — recovery of $0.1 million, 2014 — expense of $0.6 million) and are recorded in costs and expenses applicable to revenues-services as incurred.

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

The Company’s stock-based compensation generally includes stock options and restricted share units (“RSUs”). Stock-based compensation is recognized in accordance with the FASB ASC Topic 505, “Equity” and Topic 718, “Compensation-Stock Compensation.”

The Company estimates the fair value of stock option awards on the date of grant using fair value measurement techniques such as an option-pricing model. The fair value of RSU awards is equal to the closing price of the Company’s common stock on the date of grant. The value of the portion of the employee award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

The Company utilizes a lattice-binomial option-pricing model (“Binomial Model”) to determine the fair value of stock option awards. The fair value determined by the Binomial Model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Binomial Model also considers the expected exercise multiple which is the multiple of exercise price to grant price at which exercises are expected to occur on average. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the Binomial Model best provides a fair measure of the fair value of the Company’s employee stock options. See note 14(c) for the assumptions used to determine the fair value of stock-based payment awards.

Stock-based compensation expense includes compensation cost for employee stock-based payment awards granted and all modified, repurchased or cancelled employee awards. In addition, compensation expense includes the compensation cost, based on the grant-date fair value calculated for pro forma disclosures under ASC 718-10-55, for the portion of awards for which required service had not been rendered that were outstanding. Compensation expense for these employee awards is recognized using the straight-line single-option method. Stock-based compensation expense is not adjusted for estimated forfeitures, but instead adjusted upon an actual forfeiture of a stock option or RSU award. The Company utilizes the market yield on U.S. treasury securities (also known as nominal rate) over the contractual term of the instrument being issued.

Stock Options

As the Company stratifies its employees into homogeneous groups in order to calculate fair value under the Binomial Model, ranges of assumptions used are presented for expected option life. The Company uses historical data to estimate option exercise within the valuation model; various groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility rate is estimated based on a blended volatility method which takes into consideration the Company’s historical share price volatility, the Company’s implied volatility which is implied by the observed current market prices of the Company’s traded options and the Company’s peer group volatility. The Company utilizes the Binomial Model to determine expected option life based on such data as vesting periods of awards, historical data that includes past exercise and post-vesting cancellations and stock price history.

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

(q)	Pension Plans and Postretirement Benefits

The Company has a defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”). As the Company’s SERP is unfunded, as at December 31, 2016, a liability is recognized for the projected benefit obligation.

Assumptions used in computing the defined benefit obligations are reviewed annually by management in consultation with its actuaries and adjusted for current conditions. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefits cost are recognized as a component of other comprehensive income. Amounts recognized in accumulated other comprehensive income including unrecognized actuarial gains or losses and prior service costs are adjusted as they are subsequently recognized in the consolidated statement of operations as components of net periodic benefit cost. Prior service costs resulting from the pension plan inception or amendments are amortized over the expected future service life of the employees, cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation are amortized over the expected average remaining service life of the employees, and current service costs are expensed when earned. The remaining weighted average future service life of the employee used in computing the defined benefit obligation for the year ended December 31, 2016 was 3.0 years.

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

The FASB ASC Guarantees Topic requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. Disclosures as required under the accounting guidance have been included in note 13(f).

3.	New Accounting Standards and Accounting Changes

Adoption of New Accounting Policies

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). Prior to the changes under ASU 2015-01, an entity was required to separately classify, present and disclose extraordinary events and transactions under the disclosure requirements of Subtopic 225-20, “Income Statement – Extraordinary and Unusual Items” (“Subtopic 225-20”). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items therefore such separate disclosure is no longer required in the Income Statement of an entity. For public companies, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments can be applied prospectively or retrospectively. The Company prospectively adopted the amendments under ASU 2015-01 on January 1, 2016. The adoption of the standard did not have an impact on the disclosures presented in the consolidated statements of operations for the years ended December 31, 2016 and 2015, respectively.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities such as limited partnerships and similar entities, and variable interest entities that have free arrangements and related party relationships. Furthermore, all legal entities are subject to re-evaluation under the revised consolidation model. The amendments also provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. For public companies, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments can be applied retrospectively or using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company adopted the amendments under ASU 2015-02 retrospectively on January 1, 2016. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), and in August 2015 issued ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”). Under ASU 2015-03, debt issuance costs reported on the balance sheet will be reflected as a direct deduction from the related debt liability rather than as an asset. While ASU 2015-03 addresses costs related to term debt, ASU 2015-15 provides clarification regarding costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. ASU 2015-15 provides commentary that the U.S Securities and Exchange Commission (“SEC”) staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. For public companies, the amendments apply to annual periods beginning on or after December 15, 2015, and interim periods within those years and are to be applied retrospectively. The Company adopted these standards on January 1, 2016. As at December 31, 2015, $0.4 million of unamortized debt issuance costs related to the Company’s loan to finance the construction of its Playa Vista facility were reclassified in the consolidated balance sheet from Other assets to Bank indebtedness. The Company will continue to defer and present the debt issuance cost related to its senior secured revolving credit facility in Other assets and amortize it ratably over the term of the agreement.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. ASU 2016-09 requires that the Company elect to account for forfeitures based on an estimate of the number of awards for which the requisite service period will not be rendered or to account for forfeitures as they occur. The Company elected to early adopt ASU 2016-09 in 2016 and to account for forfeitures as they occur. The impact from the adoption of the provisions related to forfeiture rates was reflected in the Company’s consolidated financial statements on a modified retrospective basis resulting in a $4.4 million decrease to Accumulated earnings, $0.9 million increase to Deferred income taxes and $5.3 million increase to Other equity. A recovery of stock-based compensation expense of $2.7 million for the year ended December 31, 2016 was also recorded. Amendments related to accounting for excess tax benefits have been adopted prospectively resulting in a tax benefit of $0.1 million for the year ended December 31, 2016, and amendments related to the consolidated statement of cash flows have been adopted retrospectively. See notes 9 and 14 for further discussion of the impact on the Company’s consolidated financial statements from the adoption of ASU 2016-09.

In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 pursuant to Staff announcements at the March 3, 2016 EITF Meeting” (“ASU 2016-11”). The purpose of ASU 2016-11 is to rescind from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements at the March 3, 2016 meeting. For public entities, the amendments in ASU 2016-11 related to Topic 605 are effective for interim and annual reporting periods beginning after December 15, 2017 and amendments related to Topic 815 are effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of ASU 2016-11 related to Topic 815, on January 1, 2016, did not have an impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The purpose of ASU 2016-15 is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flow (Topic 230)”. The purpose of ASU 2016-18 is to require that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. For public entities, the amendments in ASU 2016-15 and ASU 2016-18 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company has elected to early adopt this standard, which did not have an impact on the Company’s consolidated statements of cash flows.

In December 2016, the FASB issued ASU No. 2016-19, “Technical Corrections and Improvements”. The amendments in ASU 2016-19 represent changes to clarify the accounting standard codification, correct unintended application of guidance, or make minor improvements to the accounting standards codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. For public companies, the standard is effective immediately for amendments that do not have transition guidance. Amendments that are subject to transition guidance, the effective date is interim and annual reporting periods beginning after December 15, 2016. The Company adopted the standard immediately upon issuance for amendments that do not have transition guidance. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.

Recently Issued FASB Accounting Standard Codification Updates

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)” (“ASU 2014-15”). This amendment requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, which is currently performed by the external auditors. Management will be required to perform this assessment for both interim and annual reporting periods and must make certain disclosures if it concludes that substantial doubt exists. The amendments in ASU 2014-15 are effective for annual periods ending after December 31, 2016, and for annual and interim periods thereafter. The adoption of this standard did not have any effect on the consolidated financial statements as no substantial doubt exists about the Company’s ability to continue as a going concern.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The purpose of the amendment is to more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards. The clarifications are not intended to result in any changes in practice and to reduce the complexity in guidance on the subsequent measurement of inventory. This standard only applies to inventory being measured using the first-in, first-out or average cost methods of accounting for inventory. For public entities, the amendments are effective for interim and annual reporting periods beginning after December 15, 2016. The adoption of ASU 2015-11 will not have a material impact to the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The purpose of the amendment is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. For public entities, the amendments in ASU 2016-01 are effective for interim and annual reporting periods beginning after December 15, 2017. While the Company continues to evaluate the effect of the standard on its ongoing financial reporting, it anticipates that the adoption of ASU 2016-01 may have an effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The purpose of the amendment is to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. New disclosures will include qualitative and quantitative requirements to provide additional information about the amounts recorded in the financial statements. Lessor accounting will remain largely unchanged from current guidance, however ASU 2016-02 will provide improvements that are intended to align lessor accounting with the lessee model and with updated revenue recognition guidance. For public entities, the amendments in ASU 2016-02 are effective for interim and annual reporting periods beginning after December 15, 2018. While the Company continues to evaluate the effect of the standard on its ongoing financial reporting, it anticipates that the adoption of ASU 2016-02 may materially affect its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”). The amendments in ASU 2016-05 apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815. The amendments clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met. For public entities, the amendments in ASU 2016-05 are effective for interim and annual reporting periods beginning after December 15, 2016. The adoption of this ASU 2016-05 will not have a material impact to the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”). The purpose of the amendment is to eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. For public entities, the amendments in ASU 2016-07 are effective for interim and annual reporting periods beginning after December 15, 2016. The adoption of ASU 2016-07 will not have a material impact to the Company’s consolidated financial statements.

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

In May 2016, the FASB issued ASU No. 2016-11, to rescind from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements at the March 3, 2016 meeting.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The purpose of ASU 2016-12 is to clarify certain narrow aspects of Topic 606 such as assessing the collectibility criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical corrections.

In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in ASU 2016-20 represent changes to clarify the accounting standard codification, correct unintended application of guidance, or make minor improvements to the accounting standards codification that are related to Topic 606, Revenue from Contracts with Customers.

For public companies, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20, which are all related to Topic 606, are effective for interim and annual reporting periods beginning after December 15, 2017. The Company has performed an analysis of its contracts to determine those in scope of the standard, has performed detailed analyses of those contracts and identified its performance obligations. The Company is currently in the process of determining contract consideration and is determining the appropriate timing for revenue recognition of those performance obligations. Since many of the Company’s contracts involve variable payments tied to box-office, the Company is currently assessing an appropriate constraint to variable revenue streams in determining contract consideration under the new standard. The Company is currently considering adopting the new standard using the modified retrospective method and has begun the process of gathering historical information on its contracts in preparation for the standard’s expanded disclosure requirements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The purpose of ASU 2016-13 is to require a financial asset measured on the amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. For public entities, the amendments in ASU 2016-13 are effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact of ASU 2016-13 on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740)”. The purpose of ASU 2016-16 is to eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments require the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. For public entities, the amendments in ASU 2016-16 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2016-16 on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810)”. The purpose of ASU 2016-17 is to update the requirement of the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. For public entities, the amendments in ASU 2016-17 are effective for interim and annual reporting periods beginning after December 15, 2016. While the Company continues to evaluate the effect of the standard on its ongoing financial reporting, the adoption of this guidance will not have any effect on the Company’s consolidated financial statements.

Recently issued FASB accounting standard codification updates, except for the above noted standards, were not material to the Company’s consolidated financial statements for the year ended December 31, 2016.

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

(b)	Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	As at December 31,
	2016	2015
Gross minimum lease payments receivable	$10,466	$13,998
Unearned finance income	(1,710)	(2,381)

Minimum lease payments receivable	8,756	11,617
Accumulated allowance for uncollectible amounts	(672)	(672)

Net investment in leases	8,084	10,945

Gross financed sales receivables	154,301	146,232
Unearned finance income	(39,766)	(39,378)

Financed sales receivables	114,535	106,854
Accumulated allowance for uncollectible amounts	(494)	(568)

Net financed sales receivables	114,041	106,286

Total financing receivables	$122,125	$117,231

Net financed sales receivables due within one year	$21,980	$19,068
Net financed sales receivables due after one year	$92,061	$87,218

In 2016, the financed sales receivables had a weighted average effective interest rate of 9.3% (2015 — 9.4%).

(c)	Contingent Fees

Contingent fees that meet the Company’s revenue recognition policy, from customers under various theater system arrangements, have been reported in revenue as follows:

	Years Ended December 31,
	2016	2015	2014
Sales	$3,308	$2,492	$2,058
Sales-type leases	375	363	102
Operating leases	602	901	886

Subtotal - sales, sales-type leases and operating leases	4,285	3,756	3,046
Joint revenue sharing arrangements	73,976	82,016	57,973

	$78,261	$85,772	$61,019

(d)	Future Minimum Rental Payments

Future minimum rental payments receivable from operating and sales-type leases at December 31, 2016, for each of the next five years are as follows:

	Operating Leases	Sales-Type Leases
2017	$614	$1,513
2018	335	1,522
2019	166	1,499
2020	69	1,314
2021	69	1,118
Thereafter	286	1,999

Total	$1,539	$8,965

Total future minimum rental payments receivable from sales-type leases at December 31, 2016 exclude $1.5 million which represents amounts billed but not yet received.

5.	Inventories

	As at December 31,
	2016	2015
Raw materials	$28,000	$25,750
Work-in-process	3,818	2,628
Finished goods	10,303	10,375

	$42,121	$38,753

At December 31, 2016, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $2.3 million (December 31, 2015 — $5.4 million).

Inventories at December 31, 2016 include impairments and write-downs for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $0.5 million (December 31, 2015 — $0.6 million).

6.	Film Assets

	As at December 31,
	2016	2015
Completed and released films, net of accumulated amortization of $128,650 (2015 — $112,571)	$10,643	$6,445
Films in production	325	1,538
Films in development	5,554	6,588

	$16,522	$14,571

The Company expects to amortize film costs of $4.8 million for released films within three years from December 31, 2016 (December 31, 2015 — $6.3 million), including $2.4 million, which reflects the portion of the costs of the Company’s completed films that are expected to be amortized within the next year. The amount of participation payments to third parties related to these films that the Company expects to pay during 2017, which is included in accrued liabilities at December 31, 2016, is $4.2 million (2015 — $3.9 million).

The Company recorded a charge of $3.0 million (2015 — $nil) in costs and expenses applicable to revenues — services, after an assessment of the carrying value of certain documentary films and their estimated future box-office was performed.

7.	Property, Plant and Equipment

	As at December 31, 2016
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components(1)(2)(3)(4)	$224,890	$89,218	$135,672
Camera equipment	5,739	3,732	2,007

	230,629	92,950	137,679

Assets under construction(5)	18,315	—	18,315

Other property, plant and equipment
Land	8,203	—	8,203
Buildings	69,861	14,877	54,984
Office and production equipment(6)	41,128	21,935	19,193
Leasehold improvements	10,067	3,026	7,041

	129,259	39,838	89,421

	$378,203	$132,788	$245,415

	As at December 31, 2015
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components(1)(2)(3)	$199,974	$74,568	$125,406
Camera equipment	5,393	3,368	2,025

	205,367	77,936	127,431

Assets under construction(5)	9,616	—	9,616

Other property, plant and equipment
Land	8,203	—	8,203
Buildings	67,150	12,679	54,471
Office and production equipment(6)	34,396	17,035	17,361
Leasehold improvements	3,512	2,327	1,185

	113,261	32,041	81,220

	$328,244	$109,977	$218,267

The Company recognized asset impairment charges of $0.2 million (2015 — $0.4 million, 2014 — $0.3 million) against property, plant and equipment after an assessment of the carrying value of certain assets in light of their future expected cash flows.

(1)	Included in theater system components are assets with costs of $10.3 million (2015 — $11.5 million) and accumulated depreciation of $8.1 million (2015 — $7.3 million) that are leased to customers under operating leases.
(2)	Included in theater system components are assets with costs of $205.2 million (2015 — $178.0 million) and accumulated depreciation of $75.7 million (2015 — $62.2 million) that are used in joint revenue sharing arrangements.
(3)	In 2016, the Company identified and wrote off $0.6 million (2015 — $1.1 million) of theater system components upon the upgrade of xenon-based digital systems under operating lease arrangements to laser-based digital systems under sales or sales-type lease arrangements. In 2016, the Company recorded $nil (2015 — $2.2 million) related to theater system components that are no longer in use and fully amortized.
(4)	During 2016, the Company signed certain amending agreements which increased the length of the term for all applicable existing and future theaters under joint revenue sharing arrangement. As a result, the Company adjusted the estimated useful life of its theater system components in use for those respective joint revenue sharing theaters, on a prospective basis, to reflect the change in term. This resulted in decreased depreciation expense of $0.1 million in 2016 and $1.0 million in each of the next 5 years since the Systems will now be depreciated over a longer useful life.
(5)	Included in assets under construction are components with costs of $8.6 million (2015 — $6.0 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.
(6)	Fully amortized office and production equipment is still in use by the Company. In 2016, the Company identified and wrote off $0.7 million (2015 — $3.1 million) of office and production equipment that is no longer in use and fully amortized.

8.	Other Assets

	As at December 31,
	2016	2015
Prepaid taxes (note 9)	$14,728	$9,064
Lease incentives provided to theaters	5,632	5,852
Commissions and other deferred selling expenses	3,352	3,933
Insurance recoverable	2,708	2,842
Deferred charges on debt financing	1,713	2,247
Investment in film business	1,389	—
Other investments	2,000	1,193
Foreign currency derivatives	480	—
Equity-accounted investments	—	1,005
Other	1,193	—

	$33,195	$26,136

9.	Income Taxes

(a) Income (loss) from continuing operations before income taxes by tax jurisdiction are comprised of the following:

	Years Ended December 31,
	2016	2015	2014

Canada	$21,002	$41,099	$15,453
United States	505	4,504	10,350
China	41,224	45,818	26,327
Ireland	(9,768)	(10,581)	—
Other	4,890	6,238	5,221

	$57,853	$87,078	$57,351

(b) The provision for income taxes related to income from continuing operations is comprised of the following:

	Years Ended December 31,
	2016	2015	2014
Current:
Canada	$(1,396)	$(10,862)	$(3,495)
United States	1,756	985	(4,072)
China	(10,131)	(10,591)	(6,023)
Ireland	(405)	—	—
Other	(1,093)	(920)	(249)

	(11,269)	(21,388)	(13,839)

Deferred:(1)
Canada	(3,583)	(518)	433
United States	(4,359)	147	(791)
China	776	(83)	(216)
Ireland	2,352	1,840	—
Other	(129)	(50)	(53)

	(4,943)	1,336	(627)

	$(16,212)	$(20,052)	$(14,466)

(1)	For the year ended December 31, 2016, the Company has decreased the valuation allowance by $0.1 million (2015 — less than $0.1 million increase) relating to the future utilization of deductible temporary differences, tax credits, and certain net operating loss carryforwards. Also included in the provision for income taxes is the deferred tax related to amounts recorded in and reclassified from other comprehensive income in the year of $1.2 million.

(c) The provision for income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings due to the following:

	Years Ended December 31,
	2016	2015	2014

Income tax provision at combined statutory rates	$(15,330)	$(23,081)	$(15,189)
Adjustments resulting from:
Stock based compensation	(565)	2,387	(2,244)
Other non-deductible/non-includable items	(1,254)	(439)	1,257
Decrease (increase) in valuation allowance relating to current year temporary differences	129	(16)	429
Changes to tax reserves	1,628	(453)	230
U.S. federal and state taxes	(767)	(27)	(200)
Withholding taxes	(786)	(716)	(200)
Income tax at different rates in foreign and other provincial jurisdictions	50	961	516
Investment and other tax credits (non-refundable)	2,190	1,597	1,973
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	(1,612)	(242)	(1,013)
Windfall tax benefit	57	—	—
Tax effect of loss from equity-accounted investments	—	—	(41)
Other	48	(23)	16

Provision for income taxes, as reported	$(16,212)	$(20,052)	$(14,466)

(d) The net deferred income tax asset is comprised of the following:

	As at December 31,
	2016	2015

Net operating loss carryforwards	$2,893	$1,158
Write-downs of other assets	759	720
Excess tax over accounting basis in property, plant and equipment, inventories and other assets	—	9,577
Accrued pension liability	6,571	6,626
Accrued stock-based compensation	12,352	9,261
Other accrued reserves	3,754	559

Total deferred income tax assets	26,329	27,901
Income recognition on net investment in leases	(3,985)	(1,809)
Excess accounting over tax basis in property, plant and equipment, inventories and other assets	(1,368)	—

	20,976	26,092
Valuation allowance	(197)	(326)

Net deferred income tax asset	$20,779	$25,766

The gross deferred tax assets include an asset of $0.1 million relating to the remaining tax effect resulting from the Company’s defined benefit pension plan, the related actuarial gains and losses, and unrealized net gains and losses on cash flow hedging instruments recorded in accumulated other comprehensive income.

ASU 2016-09, related to stock-based compensation, was issued in March 2016 and early adopted by the Company in June 2016. ASU 2016-09 eliminates additional paid in capital (“APIC”) pools and requires excess tax benefits and tax deficiencies to be recorded in the consolidated statements of operations when the awards vest or are settled. Amendments related to accounting for excess tax benefits have been adopted prospectively resulting in a tax benefit of $0.1 million for the year ended December 31, 2016. In addition, modified retrospective adoption of ASC 2016-09 eliminates the requirement that excess tax benefits be realized before they can be recognized. The Company has also recorded a cumulative-effect adjustment of $0.9 million to Accumulated earnings and Deferred income taxes related to the impact from adoption of the provisions related to forfeiture rates. See notes 3 and 14 for further discussion of the impact from the adoption of ASU 2016-09.

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

(e) Estimated net operating loss carryforwards (excluding state losses) and estimated tax credit carryforwards expire as follows:

	Investment Tax Credits and Other Tax Credit Carryforwards	Net Operating Loss Carryforwards

2017	$—	$—
2018	—	—
2019	—	—
2020	—	—
2021	—	—
Thereafter	2,194	37,664

	$2,194	$37,664

Estimated net operating loss carryforwards of $17.6 million can be carried forward to reduce taxable income through to 2037 and the remaining $20.1 million can be carried forward indefinitely. Investment tax credits and other tax credits can be carried forward to reduce income taxes payable through to 2037.

(f) Valuation allowance

The provision for income taxes in the year ended December 31, 2016 includes a net income tax recovery of $0.1 million (2015 — less than $0.1 million expense) in continuing operations related to a decrease in the valuation allowance for the Company’s deferred tax assets and other tax adjustments. During the year ended December 31, 2016, after considering all available evidence, both positive (including recent and historical profits, projected future profitability, backlog, carryforward periods for, and utilization of net operating loss carryovers and tax credits, discretionary deductions and other factors) and negative (including cumulative losses in past years and other factors), it was concluded that the valuation allowance against the Company’s deferred tax assets should be decreased by $0.1 million (2015 — less than $0.1 million increase). The remaining $0.2 million (2015 — $0.3 million) balance in the valuation allowance as at December 31, 2016 is primarily attributable to certain U.S. state net operating loss carryovers that may expire unutilized.

(g) Uncertain tax positions

The Company recorded a net decrease of $1.6 million related to the measurement of potential international withholding tax requirements and a decrease in reserves for income taxes. As at December 31, 2016 and December 31, 2015, the Company had total unrecognized tax benefits (including interest and penalties) of $12.6 million and $14.6 million, respectively, for deductibility of stock based compensation, international withholding taxes and other items. Approximately $12.6 million of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) for the years ended December 31 is as follows:

(In thousands of U.S. Dollars)	2016	2015	2014
Balance at beginning of the year	$14,221	$1,972	$2,202
Additions based on tax positions related to the current year	314	12,694	237
Reductions for tax positions of prior years	(500)	—	—
Reductions resulting from lapse of applicable statute of limitations and administrative practices	(1,442)	(445)	(467)

Balance at the end of the year	$12,593	$14,221	$1,972

Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations rather than income tax expense. The Company recovered less than $0.1 million in potential interest and penalties associated with its provision for uncertain tax positions for the years ended December 31, 2016 (2015 — less than $0.1 million recovery, 2014 — $0.2 million recovery).

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada, the province of Ontario, the United States (including multiple states), Ireland and China.

The Company’s 2011 through 2016 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and the 2006 through 2016 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other on-going audits in various other jurisdictions that are not material to the financial statements.

(h) Income Tax Effect on Comprehensive Income

The income tax (expense) benefit related to the following items included in other comprehensive income (loss) are:

	Years Ended December 31,
	2016	2015	2014

Unrecognized actuarial gain or loss on defined benefit plan	$(41)	$(47)	$225
Unrecognized actuarial gain or loss on postretirement benefit plans	(48)	(21)	151
Amortization of actuarial gain or loss on postretirement benefit plan	(18)	(35)	8
Other-than-temporary impairment of available-for-sale investment	—	—	(45)
Unrealized change in cash flow hedging instruments	(271)	1,543	658
Realized change in cash flow hedging instruments upon settlement	(802)	(844)	(306)
Foreign currency translation adjustments	—	(85)	59

	$(1,180)	$511	$750

10.	Other Intangible Assets

	As at December 31, 2016
	Cost	Accumulated Amortization	Net Book Value

Patents and trademarks	$11,395	$7,046	$4,349
Licenses and intellectual property	22,490	7,620	14,870
Other	15,352	4,155	11,197

	$49,237	$18,821	$30,416

	As at December 31, 2015
	Cost	Accumulated Amortization	Net Book Value

Patents and trademarks	$10,399	$6,502	$3,897
Licenses and intellectual property	22,390	6,464	15,926
Other	11,878	2,751	9,127

	$44,667	$15,717	$28,950

Other intangible assets of $15.4 million are comprised mainly of the Company’s investment in a new enterprise resource planning system. Fully amortized other intangible assets are still in use by the Company. In 2016, the Company identified and wrote off $0.2 million (2015 — $0.1 million) of patents and trademarks that are no longer in use.

During 2016, the Company acquired $4.8 million in other intangible assets. The net book value of these other intangible assets was $4.3 million as at December 31, 2016. The weighted average amortization period for these additions is 10 years.

During 2016, the Company incurred costs of $0.2 million to renew or extend the term of acquired patents and trademarks which were recorded in selling, general and administrative expenses (2015 — less than $0.1 million).

The estimated amortization expense for each of the years ended December 31, are as follows:

2017	$3,470
2018	3,470
2019	3,470
2020	3,470
2021	3,470

11.	Credit Facility and Playa Vista Loan

The Company maintains a senior secured credit facility (the “Credit Facility”) with a maximum borrowing capacity of $200.0 million and a scheduled maturity of March 3, 2020. The Credit Facility is collateralized by a first priority security interest in substantially all of the present and future assets of the Company and the Guarantors. Certain of the Company’s subsidiaries serve as guarantors (the “Guarantors”) of the Company’s obligations under the Credit Facility.

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

The Company was in compliance with all of its requirements at December 31, 2016.

Total amounts drawn and available under the Credit Facility at December 31, 2016 were $nil and $200.0 million, respectively (December 31, 2015 — $nil and $200.0 million, respectively).

As at December 31, 2016, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2015 — $nil), under the Credit Facility.

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

The Playa Vista Loan is secured by a deed of trust from PV Borrower in favor of Wells Fargo and other documents evidencing and securing the loan (the “Loan Documents”), granting a first lien on and security interest in the Playa Vista property and the Playa Vista Project, including all improvements to be constructed thereon. The Loan Documents include absolute and unconditional payment and completion guarantees provided by the Company to Wells Fargo for the performance by PV Borrower of all the terms and provisions of the Playa Vista Loan.

The Loan Documents contain affirmative, negative and financial covenants (including compliance with the financial covenants of the Company’s outstanding Credit Facility), agreements, representations, warranties, borrowing conditions, and events of default customary for development projects such as the Playa Vista Project.

Bank indebtedness includes the following:

	As at December 31,
	2016	2015
Playa Vista Loan	27,667	29,667
Deferred charges on debt financing	(351)	(391)

	$27,316	$29,276

Total amounts drawn under the Playa Vista Loan at December 31, 2016 was $27.7 million (December 31, 2015 — $29.7 million) at an effective interest rate of 2.52% (December 31, 2015 — 2.40%).

In accordance with the Playa Vista Loan Documents, the Company is obligated to make principal payments on the loan as follows:

2017	$2,000
2018	2,000
2019	2,000
2020	2,000
2021	2,000
Thereafter	17,667

$27,667

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The settlement risk on its foreign currency forward contracts was $0.3 million at December 31, 2016 as the notional value exceeded the fair value of the forward contracts. As at December 31, 2016, the Company has $37.8 million in notional value of such arrangements outstanding.

Bank of Montreal Facility

As at December 31, 2016, the Company has available a $10.0 million facility (December 31, 2015 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by Export Development Canada (the “Bank of Montreal Facility”). As at December 31, 2016, the Company has letters of credit and advance payment guarantees outstanding of $0.1 million (2015 — $0.3 million) under the Bank of Montreal Facility.

12.	Commitments

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements can include terms binding the Company to minimum payments and/or penalties if it terminates the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of the Company’s contractual obligations and commitments as at December 31, 2016:

	Payments Due by Fiscal Year
(In thousands of U.S. Dollars)	Total Obligations	2017	2018	2019	2020	2021	Thereafter

Purchase obligations	$25,283	$25,283	$—	$—	$—	$—	$—
Pension obligations	21,115	—	—	—	21,115	—	—
Operating lease obligations	18,670	6,203	5,033	2,831	674	498	3,431
Playa Vista Loan	27,667	2,000	2,000	2,000	2,000	2,000	17,667
Postretirement benefits obligations	5,042	1,138	1,197	680	140	145	1,742
Other financial commitments	39,173	39,173	—	—	—	—	—

	$136,950	$73,797	$8,230	$5,511	$23,929	$2,643	$22,840

Operating Lease Obligations

The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. The following table summarizes information about the Company’s total rental expenses under operating leases:

	Years Ended December 31,
	2016	2015	2014

Total rent expense	$5,106	$4,766	$6,567

Recorded in the accrued liabilities balance as at December 31, 2016 is $1.6 million (December 31, 2015 — $1.1 million) related to accrued rent and lease inducements being recognized as an offset to rent expense over the term of the respective leases.

Subsequent to December 31, 2016, the Company entered into a premises lease arrangement, related to the New York corporate office, with a commitment of approximately $17.1 million over a 12-year term. The term is expected to begin in January 2018.

Purchase Obligations

Purchase obligations primarily consist of the Company’s commitments made under long-term supplier contracts.

Pension and Postretirement Benefits Obligations

The Company has an unfunded defined benefit pension plan, covering certain individuals and a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. See note 20 for further information.

Playa Vista Loan

The Company is required to make monthly payments of combined principal and interest over a 10-year term with a lump sum payment at the end of year 10. The Playa Vista Loan will be fully due and payable on October 19, 2025. See note 11 for further information.

Other Financial Commitments

Other financial commitments include the Company’s total minimum commitment toward the development, production, post-production and marketing, related to certain film and new content initiatives.

As at December 31, 2016 the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2015 — $nil), under the Credit Facility. As at December 31, 2016 the Company had letters of credit and advance payment guarantees outstanding of $0.1 million as compared to $0.3 million as at December 31, 2015, under the Bank of Montreal Facility.

The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At December 31, 2016, $2.0 million (December 31, 2015 —$1.7 million) of commissions have been accrued and will be payable in future periods.

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

(c) In March 2013, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), the Company’s majority-owned subsidiary in China, received notice from the Shanghai office of the General Administration of Customs (“Customs Authority”) that it had been selected for a customs audit (the “Audit”). A key issue raised by the Audit is the transfer pricing policy basis for the importation of IMAX theater systems by IMAX Shanghai into the People’s Republic of China and the applicability of customs duties and taxes to the trademark and technology license fees paid by IMAX Shanghai to the Company. In December 2016, the Customs Authority conclusively determined that any trademark, technology and warranty fees paid by IMAX Shanghai on systems revenue directly related to imported theater systems should be included as part of the tax cost base of these systems and subject to applicable duties and taxes. In connection with the conclusion, for the period beginning January 1, 2012 through October 31, 2016, IMAX Shanghai recorded $2.95 million in duties and taxes on the trademark, technology and warranty fees for applicable to theater systems imported during that period and settled the payment in January 2017. In the course of the Audit, the Customs Authority discovered the underpayment by IMAX Shanghai of the freight and insurance portion of the customs duties and taxes applicable to the importation of certain IMAX theater systems during the period from October 2011 through March 2013 of approximately $0.1 million. Though IMAX Shanghai’s importation agent accepted responsibility for the error giving rise to the underpayment, the matter has been transferred to the Anti-Smuggling Bureau of the Customs Authority for further review. IMAX Shanghai is unable to assess the potential impact, if any, of this outstanding matter at this time.

(d) On November 11, 2013, Giencourt Investments, S.A. (“Giencourt”) initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida, based on alleged breaches by the Company of its theater agreement and related license agreement with Giencourt. Giencourt submitted its statement of claim in January 2015, the Company submitted its statement of defense and counterclaim in April 2015 and Giencourt submitted its arbitration reply paper in September 2015. An arbitration hearing for witness testimony was held during the week of December 14, 2015. At the hearing, Giencourt’s expert identified monetary damages of up to approximately $10.4 million, which Giencourt seeks to recover from the Company. The Company has asserted a counterclaim against Giencourt for breach of contract and seeks to recover lost profits in excess of $24.0 million under the agreements. In addition, on December 10, 2015, Giencourt made a motion to the panel seeking to enforce a purported settlement of the matter based on negotiations between Giencourt and the Company. The panel held a final hearing with closing arguments on October 20 and 21, 2016. On February 7, 2017, the panel issued a Partial Final Award (the “Award”), which held that the parties had reached a binding settlement, and therefore the panel did not reach the merits of the dispute. The Company strongly disputes that discussions about a potential resolution of this matter amounted to an enforceable settlement. The Company is currently reviewing the Award and assessing its response and potential next steps, including a potential challenge in Florida court on the grounds that the panel exceeded its jurisdiction. At this time, the Company is unable to determine the amounts that it may owe pursuant to the Award, or the timing of any such payments, and therefore no assurances can be given with respect to the ultimate outcome of the matter.

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

Product Warranties

The following summarizes the accrual for product warranties that was recorded as part of accrued liabilities in the consolidated balance sheets:

	As at December 31,
	2016	2015
Balance at the beginning of the year	$—	$6
Warranty redemptions	—	(6)
Warranties issued	30	—
Revisions	—	—

Balance at the end of the year	$30	$—

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the consolidated balance sheet as at December 31, 2016 and December 31, 2015 with respect to this indemnity.

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

During 2016, the Company settled 518,018 (2015 — 1,761,675, 2014 — 1,149,587) common shares pursuant to the exercise of stock options for cash proceeds of $11.4 million (2015 — $35.6 million, 2014 — $10.8 million). 347,814 (2015 — 1,659,643, 2014 — 1,149,587) common shares were newly issued from treasury and 170,204 (2015 — 102,032, 2014 — nil) common shares were purchased in the open market by the IMAX Long-Term Incentive Plan trustee.

In addition, during 2016, in connection with the vesting of RSUs, the Company settled 466,918 (2015 — 207,371, 2014 — 148,001) common shares to IMAX LTIP participants, of which 54,159 (2015 – 25,551, 2014 – 109,264) common shares, net of shares withheld for tax withholdings of 18,336 (2015 – 14,351, 2014 – 10,921) were issued as new shares from treasury, and 394,423 (2015 — 167,469, 2014 — 27,816) common shares were purchased in the open market by the IMAX Long-Term Incentive Plan trustee.

(c)	Stock-Based Compensation

The Company issues stock-based compensation to eligible employees, directors and consultants under the IMAX Corporation Amended and Restated Long- Term Incentive Plan and the China Long-Term Incentive Plan, as described below.

On June 11, 2013, the Company’s shareholders approved the IMAX 2013 Long-Term Incentive Plan (the “2013 IMAX LTIP”). On June 6, 2016, the Company’s shareholders approved the amendment and restatement of the 2013 IMAX LTIP at the Company’s Annual and Special Meeting, such that the IMAX Corporation Amended and Restated Long-Term Incentive Plan (the “IMAX LTIP”) is now the governing document, Awards to employees, directors and consultants under the IMAX LTIP may consist of stock options, RSUs and other awards.

The Company’s Stock Option Plan (“SOP”), which shareholders approved in June 2008, permitted the grant of stock options to employees, directors and consultants. Following the implementation of the 2013 IMAX LTIP on June 11, 2013, stock options are no longer granted under the SOP.

A separate stock option plan, the China Long-Term Incentive Plan (the “China LTIP”) was adopted by a subsidiary of the Company in October 2012.

The compensation costs recorded in the consolidated statement of operations for these plans were $30.5 million in 2016 (2015 — $21.9 million, 2014 — $15.1 million).

As at December 31, 2016, the Company has reserved a total of 12,012,572 (December 31, 2015 — 7,023,258) common shares for future issuance under the SOP and IMAX LTIP. Of the common shares reserved for issuance, there are options in respect of 5,190,542 common shares and RSUs in respect of 1,124,180 common shares outstanding at December 31, 2016. At December 31, 2016 options in respect of 4,001,078 common shares were vested and exercisable.

Stock Option Plan

The Company’s policy is to issue new common shares from treasury or shares purchased in the open market to satisfy stock options which are exercised.

The Company utilizes a Binomial Model to determine the fair value of stock-based payment awards. The fair value determined by the Binomial Model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and employee stock option exercise behaviors. The Binomial Model also considers the expected exercise multiple which is the multiple of exercise price to grant price at which exercises are expected to occur on average. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the Binomial Model best provides a fair measure of the fair value of the Company’s employee stock options.

All awards of stock options are made at fair market value of the Company’s common shares on the date of grant. The fair market value of a common share on a given date means the higher of the closing price of a common share on the grant date (or the most recent trading date if the grant date is not a trading date) on the New York Stock Exchange (“NYSE”) or such national exchange as may be designated by the Company’s Board of Directors (the “Fair Market Value”). The stock options vest within 5 years and expire 10 years or less from the date granted. The SOP and IMAX LTIP provide for double-trigger accelerated vesting in the event of a change in control, as defined in each plan.

The Company recorded an expense of $12.8 million in 2016 (2015 — $10.7 million, 2014 — $8.9 million) related to stock option grants issued to employees and directors in the IMAX LTIP and SOP plans. An income tax benefit is recorded in the consolidated statement of operations of $3.8 million for these costs. Total stock-based compensation expense related to non-vested employee stock options not yet recognized at December 31, 2016 and the weighted average period over which the awards are expected to be recognized is $5.9 million and 2.3 years respectively (2015 — $12.6 million and 1.7 years, 2014 — $14.8 million and 2.3 years).

The weighted average fair value of all stock options granted to employees and directors in 2016 at the measurement date was $8.16 per share (2015 — $8.07 per share, 2014 — $8.25 per share). For the years ended December 31, the following assumptions were used to estimate the average fair value of the stock options:

	2016	2015	2014

Average risk-free interest rate	1.67%	1.97%	2.46%
Expected option life (in years)	4.44 - 5.24	3.55 - 5.76	4.15 - 5.82
Expected volatility	30%	30%	32.5% - 37.5%
Dividend yield	0%	0%	0%

Stock options to Non-Employees

There were no common share options issued to non-employees in 2016 or 2015. During 2014, an aggregate of 10,000 stock options to purchase the Company’s common stock with an average exercise price of $26.47 were granted to certain advisors and strategic partners of the Company. These stock options granted have a maximum contractual life of 7 years. The stock options granted in 2014 were granted under the IMAX LTIP.

As at December 31, 2016 non-employee options outstanding amounted to 17,000 stock options (2015 — 38,750, 2014 — 31,500) with a weighted average exercise price of $29.64 (2015 — $26.79, 2014 — $21.75). 15,200 stock options (2015 — 21,525, 2014 — 16,100) were exercisable with an average weighted exercise price of $30.10 (2015 — $26.34, 2014 — $18.14) and the vested options have an aggregate intrinsic value of $0.1 million (2015 — $0.2 million, 2014 — $0.2 million). The weighted average fair value of stock options granted to non-employees during 2014 at the measurement date was $4.84 per share, utilizing a Binomial Model with the following underlying assumptions:

	Years Ended December 31
	2016	2015	2014

Average risk-free interest rate	n/a	n/a	0.53%
Contractual option life	n/a	n/a	2 years
Average expected volatility	n/a	n/a	32.5%
Dividend yield	n/a	n/a	0%

In 2016, the Company recorded a charge of less than $0.1 million, (2015 — $0.1 million, 2014 — $0.1 million) to selling, general and administrative expenses related to the non-employee stock options. Included in accrued liabilities is an accrual of less than $0.1 million for non-employee stock options (December 31, 2015 — less than $0.1 million).

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

During 2015, no Tandem Options were granted in conjunction with China Options or CSSBPs. Immediately prior to the IMAX China IPO, there were 186,446 outstanding and unvested Tandem Options issued under the Company’s SOP and IMAX LTIP with a weighted average exercise price of $23.70 per share. The Tandem Options had a maximum contractual life of 7 years. The total fair value of the Tandem Options granted with respect to the China LTIP was $1.9 million. The Company was recognizing this expense over a 5-year period.

Pursuant to their terms, upon the occurrence of a qualified initial public offering, the 186,446 Tandem Options issued would forfeit immediately and the related charge would be reversed. As a result of the IMAX China IPO on October 8, 2015, the 186,446 Tandem Options with an average price of $23.70 per share were forfeited immediately. The Company recorded a recovery of $0.6 million in 2015 (2014 - $0.3 million expense) related to the forfeiture of Tandem Options issued under the Company’s SOP and IMAX LTIP.

The Company subsequently recognized an immediate charge related to the vesting of China Options and certain CSSBPs for China employees. The total fair value of the China Options and CSSBP awards granted with respect to the China LTIP was $3.9 million and $2.1 million, respectively. During the fourth quarter of 2015, a charge of $2.1 million and $1.4 million was recorded relating to the China Options and CSSBPs, respectively. The remaining charge will be recognized over the related requisite period. The CSSBPs represent the right to receive cash payments in an amount equal to a certain percentage of the excess of the total equity value of IMAX China based on the per share price in the IMAX China IPO over the strike price of the CSSBPs. The CSSBPs were issued in conjunction with the China LTIP, with similar terms and conditions as the China Options. The CSSBP awards are accounted as liability awards, however the fair value of the liability is fixed at the time of the initial public offering. During the fourth quarter of 2016, a portion of the CSSBPs vested and were settled in cash for $0.5 million (2015 — $1.0 million).

In connection with the IMAX China IPO and in accordance with the China LTIP, IMAX China adopted a post-IPO share option plan and a post-IPO restricted stock unit plan. Pursuant to these plans, IMAX China issued additional China Options and China LTIP Restricted Share Units (“China RSUs”) during the year ended December 31, 2016.

In 2016, the Company recorded an expense related to the China Options, China RSUs and CSSBPs of $1.0 million, $0.5 million and $0.4 million, respectively. The liability recognized with respect to the CSSBPs as at December 31, 2016 was $0.3 million (December 31, 2015 — $0.4 million).

Stock Option Summary

The following table summarizes certain information in respect of option activity under the SOP and IMAX LTIP:

				Weighted Average Exercise
	Number of Shares			Price Per Share
	2016	2015	2014	2016	2015	2014

Options outstanding, beginning of year	4,805,244	5,925,660	6,263,121	$27.03	$24.24	$21.11
Granted	984,452	873,929	872,155	31.49	31.59	27.48
Exercised	(518,018)	(1,761,675)	(1,149,587)	22.07	20.21	9.42
Forfeited	(66,903)	(232,670)	(36,242)	29.28	24.60	24.63
Cancelled	(14,233)	—	(23,787)	24.82	—	33.60

Options outstanding, end of year	5,190,542	4,805,244	5,925,660	28.35	27.03	24.24

Options exercisable, end of year	4,001,078	2,800,723	3,368,558	27.79	25.83	22.69

In 2016, the Company cancelled 14,233 stock options from its IMAX LTIP surrendered by Company employees (2015 — nil, 2014 — nil). In 2016 and 2015, the Company did not cancel any stock options from its SOP. In 2014 the Company cancelled 23,787 stock options from its SOP surrendered by Company employees.

As at December 31, 2016, 5,190,542 options included both fully vested and unvested options with a weighted average exercise price of $28.35, aggregate intrinsic value of $17.6 million and weighted average remaining contractual life of 4.3 years. As at December 31, 2016, options that are exercisable have an intrinsic value of $15.4 million and a weighted average remaining contractual life of 4.2 years. The intrinsic value of options exercised in 2016 was $5.4 million (2015 — $29.8 million, 2014 — $21.8 million).

As at December 31, 2016, the IMAX LTIP trustee held 66,093 shares purchased for $2.0 million in the open market to be issued upon the settlement of stock options. The shares held with the trustee are recorded at cost and are reported as a reduction against capital stock on the consolidated balance sheet.

Restricted Share Units

RSUs have been granted to employees, consultants and directors under the IMAX LTIP. Each RSU represents a contingent right to receive one common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date. The Company recorded an expense of $15.8 million for the year ended December 31, 2016 (2015 — $8.2 million, 2014 — $5.8 million), related to RSU grants issued to employees and directors in the plan. The Company did not issue any RSU grants to advisors or strategic partners of the Company for the year ended December 31, 2016. The Company recorded an expense of $nil for the year ended December 31, 2016 (2015 — less than $0.1 million, 2014 — less than $0.1 million), related to RSU grants issued to certain advisors and strategic partners of the Company.

Total stock-based compensation expense related to non-vested RSUs not yet recognized at December 31, 2016 and the weighted average period over which the awards are expected to be recognized is $29.0 million and 2.4 years (2015 — $24.4 million and 3.0 years, 2014 — $11.0 million and 2.9 years). The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was $4.6 million for the year ended December 31, 2016 (2015 — $2.0 million, 2014 — $0.4 million).

Historically, RSUs granted under the IMAX LTIP have vested between immediately and four years from the grant date. In connection with the amendment and restatement of the IMAX LTIP at the Company’s annual and special meeting of shareholders on June 6, 2016, the IMAX LTIP plan was amended to impose a minimum one-year vesting period on future RSU grants, with a carve-out for 300,000 RSUs that may vest on a shorter schedule. During 2016, 39,726 RSUs with a vesting period of less than one year were issued from the carve-out of 300,000 RSUs under the amended IMAX LTIP plan. Vesting of the RSUs is subject to continued employment or service with the Company.

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP:

	Number of Awards			Weighted Average Grant Date Fair Value Per Share
	2016	2015	2014	2016	2015	2014

RSUs outstanding, beginning of year	973,637	595,834	264,140	$32.27	$27.13	$26.14
Granted	664,278	605,349	484,088	32.29	36.04	27.42
Vested and settled	(466,918)	(207,371)	(148,001)	30.63	28.81	26.29
Forfeited	(46,817)	(20,175)	(4,393)	31.16	29.27	26.88

RSUs outstanding, end of year	1,124,180	973,637	595,834	33.01	32.27	27.13

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

In 2016, the Company repurchased 3,849,222 (2015 — 1,000,000) common shares at an average price of $30.25 per share (2015 — $34.25 per share). The retired shares were purchased for $116.5 million (2015 — $34.3 million). The average carrying value of the stock retired was deducted from common stock and the remaining excess over the average carrying value of stock was charged to accumulated deficit. Since the inception of the program, the Company has repurchased 4,961,256 common shares at an average price of $30.99 per share. The Company has $46.3 million available under its approved repurchase program.

The total number of shares purchased during the year ended December 31, 2016 and 2015 does not include any shares purchased in the administration of employee share-based compensation plans (which amounted to 630,720 (2015 – 269,501) common shares, at an average price of $31.52 (2015 – $37.11) per share).

Impact of Stock-based Compensation Accounting Standard Update

ASU 2016-09, related to stock-based compensation, was issued in March 2016 and early adopted in June 2016. ASU 2016-09 eliminates the requirement to estimate and apply a forfeiture rate to reduce stock compensation expense during the vesting period and, instead, account for forfeitures as they occur. ASU 2016-09 requires that this change be adopted using the modified retrospective approach. The impact from the adoption of the provisions related to forfeiture rates was reflected on a modified retrospective basis resulting in a $4.4 million decrease to Accumulated earnings, $0.9 million increase to Deferred income taxes and $5.3 million increase to Other equity. An increase in APIC and a reduction in stock-based compensation expense of $2.7 million for the year ended December 31, 2016 was also recorded. Additionally, ASU 2016-09 addresses the presentation of excess tax benefits and employee taxes paid on the consolidated statement of cash flows. The Company is required to present excess tax benefits as an operating activity on the consolidated statement of cash flows, which is where the Company previously classified these items. ASU 2016-09 also requires the presentation of employee taxes as a financing activity on the consolidated statement of cash flows. This change was reflected in the consolidated statement of cash flows retrospectively. See notes 3 and 9 for further discussion of the impact from the adoption of ASU 2016-09.

(d)	Income per share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Years Ended December 31,
	2016	2015	2014

Net income attributable to common shareholders	$28,788	$55,844	$39,736
Less: Accretion charges associated with redeemable common stock	—	(769)	(426)

Net income applicable to common shareholders	$28,788	$55,075	$39,310

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	69,673	68,988	67,841
Weighted average number of shares (repurchased) issued during the period, net	(2,098)	538	505

Weighted average number of shares used in computing basic earnings per share	67,575	69,526	68,346
Assumed exercise of stock options and RSUs, net of shares assumed repurchased	688	1,532	1,408

Weighted average number of shares used in computing diluted earnings per share	68,263	71,058	69,754

The calculation of diluted earnings per share exclude 2,814,907 (2015 — 1,249,343) shares that are issuable upon exercise of 377,048 (2015 — 313,645) RSUs and 2,437,859 (2015 — 935,698) stock options for the years ended December 31, 2016 and 2015, as the impact of these exercises would be antidilutive.

15.	Consolidated Statements of Operations Supplemental Information

(a)	Other Revenues

The Company enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater systems. During the period of time between signing and theater system installation, certain customers each year are unable to, or elect not to, proceed with the theater system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and/or the Company may terminate the arrangement by default or by entering into a consensual buyout. In these situations, the parties are released from their future obligations under the arrangement, and the initial payments that the customer previously made to the Company are typically not refunded and are recognized as Other Revenues. In addition, the Company enters into agreements with customers to terminate their obligations for additional theater system configurations, which were in the Company’s backlog. Other revenues from settlement arrangements were $1.3 million, $0.1 million and $nil in 2016, 2015 and 2014, respectively.

(b)	Foreign Exchange

Included in selling, general and administrative expenses for the year ended December 31, 2016 is $0.9 million for a net foreign exchange loss related to the translation of foreign currency denominated monetary assets and liabilities as compared to a net loss of $2.4 million and a net loss of $1.5 million for the year ended December 31, 2015 and 2014, respectively. See note 19(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 48 exhibitors (2015 — 43) for a total of 995 theater systems (2015 — 741), of which 640 theaters (2015 — 529) were operating as at December 31, 2016. The terms of the Company’s joint revenue sharing arrangements are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m).

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Equipment and Product Sales and Rentals revenue and for the year ended December 31, 2016 amounted to $91.4 million (2015 — $99.1 million, 2014 — $68.4 million).

IMAX DMR

In an IMAX DMR arrangement, the Company transforms conventional motion pictures into the Company’s large screen format, allowing the release of Hollywood content to the global IMAX theater network. In a typical IMAX DMR film arrangement, the Company will absorb its costs for the digital re-mastering and then recoup this cost from a percentage of the box-office receipts of the film, which in recent years has averaged approximately 12.5% outside of Greater China and a lower percentage for certain films within Greater China. The Company does not typically hold distribution rights or the copyright to these films.

In 2016, the majority of IMAX DMR revenue was earned from the exhibition of 51 IMAX DMR films (2015 — 44) throughout the IMAX theater network. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m).

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenues and for December 31, 2016 amounted to $106.4 million (2015 — $107.1 million, 2014 — $83.2 million).

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

As at December 31, 2016, the Company has one significant co-produced film arrangement which primarily represents the VIE total assets and liabilities balance of $0.4 million and five other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) and 2(m).

In 2016, amounts totaling $1.4 million (2015 — $1.5 million, 2014 — $3.5 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

16.	Receivable Provisions, Net of Recoveries

The following table reflects the Company’s receivable provisions net of recoveries recorded in the consolidated statements of operations:

	Years Ended December 31,
	2016	2015	2014
Accounts receivable provisions, net of recoveries	$1,029	$677	$725
Financing receivable provisions, net of recoveries	(75)	75	193

Receivable provisions, net of recoveries	$954	$752	$918

17.	Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Years Ended December 31,
	2016	2015	2014
Decrease (increase) in:
Accounts receivable	$(1,414)	$(22,521)	$(4,318)
Financing receivables	(4,627)	(13,628)	(40)
Inventories	(3,825)	(21,070)	(7,603)
Prepaid expenses	(127)	(1,552)	(1,346)
Commissions and other deferred selling expenses	206	(203)	(769)
Insurance recoveries	132	4	10,958
Other assets, prepaid tax	(5,664)	—	(2,984)
Other assets	(1,376)	(456)	(459)
Increase (decrease) in:
Accounts payable	(3,360)	9,183	(5,186)
Accrued and other liabilities	3,914	(2,057)	6,002
Deferred revenue	(14,733)	16,242	12,102

	$(30,874)	$(36,058)	$6,357

(b) Cash payments made on account of:

	Years Ended December 31,
	2016	2015	2014
Income taxes	$24,640	$22,798	$8,885

Interest	$721	$411	$48

(c) Depreciation and amortization are comprised of the following:

	Years Ended December 31,
	2016	2015	2014
Film assets(1)	$16,324	$16,357	$11,851
Property, plant and equipment
Joint revenue sharing arrangements	15,840	13,663	12,148
Other property, plant and equipment	9,692	7,698	5,616
Other intangible assets	3,235	3,285	2,988
Other assets	862	784	627
Deferred financing costs	532	1,016	526

	$46,485	$42,803	$33,756

(1)	Included in film asset amortization is a charge of $0.2 million (2015 —$0.9 million, 2014 —$0.3 million) relating to changes in estimates based on the ultimate recoverability of future films.

(d) Write-downs, net of recoveries, are comprised of the following:

	Years Ended December 31,
	2016	2015	2014

Asset impairments
Property, plant and equipment	$223	$405	$314
Impairment of investments	194	425	3,206
Other charges (recoveries)
Accounts receivables	1,029	677	725
Financing receivables	(75)	75	193
Inventories(1)	458	572	359
Film assets	3,020	—	—
Property, plant and equipment(2)	885	1,485	440
Other intangible assets	206	86	57

	$5,940	$3,725	$5,294

Inventory charges
Recorded in costs and expenses applicable to revenues – equipment & product sales	$227	$537	$209
Recorded in costs and expenses applicable to revenues - services	231	35	150

	$458	$572	$359

(1)	In 2016, the Company recorded a charge of $0.5 million (2015 — $0.6 million, 2014 — $0.4 million, respectively) in costs and expenses applicable to revenues, primarily for its laser-based projector inventories. Specifically, IMAX systems includes an inventory charge of $0.2 million (2015 — $0.5 million, 2014 — $0.2 million). Theater system maintenance includes inventory write-downs of $0.2 million (2015 — less than $0.1 million, 2014 — $0.2 million).
(2)	In 2016, the Company recorded a charge of $0.3 million (2015 — $0.4 million; 2014 — $0.5 million) reflecting property, plant and equipment that were no longer in use. In 2016, the Company also recorded a charge of $0.6 million (2015 - $0.6 million) in cost of sales applicable to Equipment and product sales upon the upgrade of xenon-based digital systems under operating lease arrangements to laser-based digital systems under sales or sales-type lease arrangements. In addition, in 2015, the Company recorded a charge of $0.5 million in cost of sales applicable to Rentals upon the upgrade of certain xenon-based digital systems to laser-based digital systems operating under joint revenue sharing arrangements.

18.	Segmented Information

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

Following recent changes in senior management, the Company is in the process of re-evaluating how it assesses the performance of the business. As a result of this process, modifications are being made to the CEO’s reporting package to support a revised reporting structure which will move away from the Company’s historic two primary reporting groups – IMAX Theater systems and Film. The changes being contemplated will result in four primary reporting groups, comprising (1) Network Business, representing revenue generated by box-office results and which will include the reportable segments of DMR and JRSAs excluding hybrid fixed payments; (2) Theater Business, representing revenue generated by the sale and installation of theater systems and maintenance services, primarily related to the IMAX Systems and Theater System Maintenance reportable segments, and which will also include fixed hybrid payments from the JRSA segment; (3) New Business, which will include virtual reality, IMAX Shift and IMAX Home Entertainment and (4) Other. The new reporting groups are expected to be implemented in the first quarter of 2017. The new reporting structure is expected to assist users of the financial statements with an enhanced understanding of how management views the business.

(a)	Operating Segments

	Years Ended December 31,
	2016	2015	2014
Revenue(1)
IMAX theater systems
IMAX systems	$105,527	$102,128	$72,992
Theater system maintenance	40,430	36,944	34,042
Joint revenue sharing arrangements	91,413	99,120	68,418

	237,370	238,192	175,452

Films
Production and IMAX DMR	106,403	107,089	83,172
Distribution	5,254	3,876	8,932
Post-production	8,873	7,069	10,831

	120,530	118,034	102,935

Other	19,434	17,579	12,154

Total	$377,334	$373,805	$290,541

Gross margin
IMAX theater systems
IMAX systems(2)	$60,090	$59,168	$47,928
Theater system maintenance(2)	13,659	12,702	12,375
Joint revenue sharing arrangements(3)	59,837	68,372	44,714

	133,586	140,242	105,017

Films
Production and IMAX DMR(3)	69,196	77,645	62,922
Distribution(3)	(3,909)	(259)	2,274
Post-production	3,729	1,381	3,046

	69,016	78,767	68,242

Other	76	279	129

Total	$202,678	$219,288	$173,388

	Years Ended December 31,
	2016	2015	2014
Depreciation and amortization
IMAX systems	$4,165	$5,685	$1,910
Theater systems maintenance	72	72	225
Joint revenue sharing arrangements	16,724	14,443	14,614
Films
Production and IMAX DMR	15,028	14,330	10,751
Distribution	1,444	2,129	1,512
Post-production	2,769	1,465	481
Other	1,567	704	671
Corporate and other non-segment specific assets	4,716	3,975	3,592

Total	$46,485	$42,803	$33,756

	Years Ended December 31,
	2016	2015	2014
Asset impairments and write-downs, net of recoveries
IMAX systems	$916	$2,298	$1,128
Theater systems maintenance	1,002	277	150
Joint revenue sharing arrangements	266	528	397
Films
Distribution	3,020	—	—
Post-production	223	—	—
Other	—	—	314
Corporate and other non-segment specific assets	513	622	3,305

Total	$5,940	$3,725	$5,294

	Years Ended December 31,
	2016	2015	2014
Purchase of property, plant and equipment
IMAX systems	$3,170	$8,846	$8,822
Theater systems maintenance	481	555	229
Joint revenue sharing arrangements	42,910	28,474	16,838
Films
Production and IMAX DMR	1,121	1,350	15,245
Distribution	21	830	1,582
Post-production	1,746	16,337	2,176
Other	5,874	1,986	1,337
Corporate and other non-segment specific assets	2,865	13,353	10,713

Total	$58,188	$71,731	$56,942

	Years Ended December 31
	2016	2015
Assets
IMAX systems (4)	$218,835	$215,602
Theater systems maintenance (4)	28,763	20,907
Joint revenue sharing arrangements (4)	203,227	179,156
Films
Production and IMAX DMR	39,688	46,262
Distribution	21,059	17,534
Post-production	35,865	26,759
Other	18,179	23,485
Corporate and other non-segment specific assets	291,718	400,924

Total	$857,334	$930,629

(1)	The Company’s largest customer represents 13.5% of total revenues as at December 31, 2016 (2015 – 16.0%, 2014 – 14.5%).
(2)	In 2016, the Company recorded a charge of $0.5 million (2015 – $0.6 million, 2014 – $0.4 million, respectively) in costs and expenses applicable to revenues, primarily for its laser-based projector inventories. Specifically, IMAX systems includes an inventory charge of $0.2 million (2015 – $0.5 million, 2014 – $0.2 million). Theater system maintenance includes inventory write-downs of $0.2 million (2015 – less than $0.1 million, 2014 – $0.2 million).
(3)	IMAX systems include marketing and commission costs of $3.0 million, $3.0 million and $2.7 million in 2016, 2015 and 2014, respectively. Joint revenue sharing arrangements segment margins include advertising, marketing, and commission costs of $4.1 million, $4.3 million and $3.2 million in 2016, 2015 and 2014, respectively. Production and DMR segment margins include marketing costs of $17.5 million, $13.3 million and $7.1 million in 2016, 2015 and 2014, respectively. Distribution segment margins include marketing expense of $2.2 million, recovery of $0.1 million and expense of $0.6 million in 2016, 2015 and 2014, respectively.
(4)	Goodwill is allocated on a relative fair market value basis to the IMAX systems segment, theater system maintenance segment and joint revenue sharing segment. There has been no change in the allocation of goodwill from the prior year.

(b)	Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Years Ended December 31,
	2016	2015	2014
Revenue
United States	$129,844	$136,017	$107,830
Canada	12,822	11,665	10,309
Greater China	118,532	110,591	78,218
Western Europe	36,286	39,569	30,245
Asia (excluding Greater China)	35,283	38,143	26,276
Russia & the CIS	14,908	12,412	15,700
Latin America	12,191	10,179	12,672
Rest of the World	17,468	15,229	9,291

Total	$377,334	$373,805	$290,541

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) classifications comprise more than 10% of total revenue.

	As at December 31
	2016	2015
Property, plant and equipment
United States	$104,083	$105,641
Canada	39,467	40,943
Greater China	69,751	51,990
Western Europe	19,308	8,359
Asia (excluding Greater China)	8,460	10,369
Rest of the World	4,346	965

Total	$245,415	$218,267

19.	Financial Instruments

(a)	Financial Instruments

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

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments at December 31, are comprised of the following:

	As at December 31, 2016		As at December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$204,759	$204,759	$317,449	$317,449
Net financed sales receivable	$114,041	$115,014	$106,286	$108,184
Net investment in sales-type leases	$8,084	$8,372	$10,945	$11,154
Convertible loan receivable	$1,000	$1,000	$—	$—
Available-for-sale investment	$1,000	$1,007	$1,000	$997
Foreign exchange contracts — designated forwards	$(296)	$(296)	$(4,423)	$(4,423)
Borrowings under the Playa Vista Loan	$(27,667)	$(27,667)	$(29,667)	$(29,667)

Cash and cash equivalents are comprised of cash and interest-bearing investments with original maturity dates to the Company of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value (Level 1 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2016 and 2015, respectively.

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2016 and 2015, respectively.

The fair value of the Company’s available-for-sale investment is determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2016.

The fair value of the Company’s convertible loan receivable approximates market value as at December 31, 2016, as the loan was recently issued (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy).

The fair value of foreign currency derivatives are determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2016 and 2015, respectively. These identical instruments are traded on a closed exchange.

The carrying value of borrowings under the Playa Vista Loan approximates fair value as the interest rates offered under the loan are close to December 31, 2016 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2016.

There were no significant transfers between Level 1 and Level 2 during the year ended December 31, 2016 or 2015. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

There were no transfers in or out of the Company’s Level 3 assets during the year ended December 31, 2016.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at December 31, 2016			As at December 31, 2015
	Minimum	Financed		Minimum	Financed
	Lease	Sales		Lease	Sales
	Payments	Receivables	Total	Payments	Receivables	Total

In good standing	$7,741	$111,568	$119,309	$10,252	$105,352	$115,604
Credit Watch	—	1,514	1,514	—	—	—
Pre-approved transactions	—	842	842	—	757	757
Transactions suspended	1,015	611	1,626	1,365	745	2,110

	$8,756	$114,535	$123,291	$11,617	$106,854	$118,471

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at December 31, 2016		As at December 31, 2015
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance

Net investment in leases	$1,015	$(672)	$1,365	$(672)
Net financed sales receivables	611	(494)	1,502	(568)

Total	$1,626	$(1,166)	$2,867	$(1,240)

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

The Company’s aged financing receivables are as follows:

	As at December 31, 2016
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances

Net investment in leases	$28	$159	$781	$968	$7,788	$8,756	$(672)	$8,084
Net financed sales receivables	2,393	1,724	2,368	6,485	108,050	114,535	(494)	114,041

Total	$2,421	$1,883	$3,149	$7,453	$115,838	$123,291	$(1,166)	$122,125

	As at December 31, 2015
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances

Net investment in leases	$840	$177	$446	$1,463	$10,154	$11,617	$(672)	$10,945
Net financed sales receivables	908	1,013	1,177	3,098	103,756	106,854	(568)	106,286

Total	$1,748	$1,190	$1,623	$4,561	$113,910	$118,471	$(1,240)	$117,231

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at December 31, 2016
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing

Net investment in leases	$—	$54	$244	$298	$1,646	$—	$1,944
Net financed sales receivables	284	634	1,854	2,772	20,147	—	22,919

Total	$284	$688	$2,098	$3,070	$21,793	$—	$24,863

	As at December 31, 2015
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing

Net investment in leases	$41	$47	$205	$293	$1,076	$—	$1,369
Net financed sales receivables	129	224	839	1,192	10,795	—	11,987

Total	$170	$271	$1,044	$1,485	$11,871	$—	$13,356

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

	Impaired Financing Receivables
	For the Year Ended December 31, 2016
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$525	$75	$(494)	$637	$—

Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—

Total recorded investment in impaired loans:

Net financed sales receivables	$525	$75	$(494)	$637	$—

	Impaired Financing Receivables For the Year Ended December 31, 2015
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$748	$298	$(568)	$748	$—

Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—

Total recorded investment in impaired loans:

Net financed sales receivables	$748	$298	$(568)	$748	$—

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables is as follows:

	Year Ended December 31, 2016
	Net Investment	Net Financed
	in Leases	Sales Receivables
Allowance for credit losses:

Beginning balance	$672	$568
Charge-offs	—	—
Recoveries	—	(74)
Provision	—	—

Ending balance	$672	$494

Ending balance: individually evaluated for impairment	$672	$494

Financing receivables:

Ending balance: individually evaluated for impairment	$8,756	$114,535

	Year Ended December 31, 2015
	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:

Beginning balance	$972	$494
Charge-offs	(300)	—
Recoveries	—	—
Provision	—	74

Ending balance	$672	$568

Ending balance: individually evaluated for impairment	$672	$568

Financing receivables:

Ending balance: individually evaluated for impairment	$11,617	$106,854

(d)	Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates. A majority portion of the Company’s revenues is denominated in U.S. dollars while a substantial portion of its costs and expenses is denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In China and Japan the Company has ongoing operating expenses related to its operations in Chinese Renminbi and Japanese yen, respectively. Net cash flows are converted to and from U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Chinese Renminbi, Japanese yen, Canadian dollars and Euros which are converted to U.S. dollars through the spot market. In addition, because IMAX films generate box-office in 74 different countries, unfavourable exchange rates between applicable local currencies, and the U.S. dollar affect the Company’s reported gross box-office and revenues, further impacting the Company’s results of operations. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at December 31,

2016 (the “Foreign Currency Hedges”), with settlement dates throughout 2017 and 2018. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The Company currently does not hold any derivatives which are not designated as hedging instruments and therefore no gain or loss pertaining to an ineffective portion has been recognized.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s consolidated financial statements:

Notional value of foreign exchange contracts:

	As at December 31,
	2016	2015
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$37,825	$30,710

Fair value of derivatives in foreign exchange contracts:

		As at December 31,
	Balance Sheet Location	2016	2015
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$480	$—
	Accrued and other liabilities	(776)	(4,423)

		$(296)	$(4,423)

Derivatives in Foreign Currency Hedging relationships are as follows:

		Years Ended December 31,
		2016	2015	2014
Foreign exchange contracts - Forwards	Derivative Loss Recognized in OCI (Effective Portion)	$1,049	$(5,881)	$(2,524)

		$1,049	$(5,881)	$(2,524)

	Location of Derivative Loss Reclassified from AOCI into Income (Effective Portion)	Years Ended December 31,
		2016	2015	2014
Foreign exchange contracts - Forwards	Selling, general and administrative expenses	$(3,078)	$(3,217)	$(1,186)

		$(3,078)	$(3,217)	$(1,186)

The Company’s estimated net amount of the existing gains as at December 31, 2016 is $0.1 million, which is expected to be reclassified to earnings within the next twelve months

(e)	Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 and the FASB ASC 320, as appropriate. As at December 31, 2016, the equity method of accounting is being utilized for investments with a total carrying value of $nil (December 31, 2015 — $1.0 million). The Company’s accumulated losses in excess of its equity investment were $0.5 million as at December 31, 2016, and are classified in Accrued and other liabilities. For the year ended December 31, 2016, gross revenues, cost of revenue and net loss for the investment were $0.6 million, $6.8 million and $6.2 million, respectively (2015 — $nil, $9.3 million, and $9.1 million, respectively). The Company has determined it is not the primary beneficiary of this VIE, and therefore this entity has not been consolidated. In 2016, the Company issued a convertible loan of $1.0 million to this entity with a term of 3 years with an annual effective interest rate of 5.0%. The instrument is classified as an available-for-sale investment due to certain features that allow for conversion to common stock in the entity in the event of certain triggers occurring. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under the FASB ASC 320 and is recorded at a fair value of $nil at December 31, 2016 (December 31, 2015 — $nil). This investment was classified as an available-for-sale investment. Furthermore, the Company has an investment of $1.0 million (December 31, 2015 — $1.0 million) in the shares of an exchange traded fund. This investment is also classified as an available-for-sale investment. The Company has an investment of $2.5 million in the preferred shares of an enterprise which meet the criteria for classification as an equity security under FASB ASC 325. As at December 31, 2016, the Company recognized an other-than-temporary impairment of $0.2 million (2015 — $0.4 million) in the consolidated statement of operations. The total carrying value of investments in new business ventures at December 31, 2016 and 2015 is $1.0 million and $2.2 million, respectively, and is recorded in Other Assets.

20.	Employee’s Pension and Postretirement Benefits

(a)	Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan, the SERP, covering Richard L. Gelfond, Chief Executive Officer (“CEO”) of the Company. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of Mr. Gelfond’s best average 60 consecutive months of earnings over his employment history. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increased on a straight-line basis from inception until age 55. As at December 31, 2016, the benefits of Mr. Gelfond were 100% vested. Upon a termination for cause, prior to a change of control, Mr. Gelfond shall forfeit any and all benefits to which he may have been entitled, whether or not vested.

Under the terms of the SERP, if Mr. Gelfond’s employment terminated other than for cause (as defined in his employment agreement), he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. Pursuant to an employment agreement dated November 8, 2016, the term of Mr. Gelfond’s employment was extended through December 31, 2019, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is included in calculating his entitlement under the SERP.

The following assumptions were used to determine the obligation and cost of the Company’s SERP at the plan measurement dates:

	As at December 31,
	2016	2015	2014
Discount rate	2.18%	1.34%	1.30%
Lump sum interest rate:
First 20 years	1.87%	2.82%	2.89%
Thereafter	2.37%	2.95%	3.12%
Cost of living adjustment on benefits	1.20%	1.20%	1.20%

The amounts accrued for the SERP are determined as follows:

	Years Ended December 31,
	2016	2015
Projected benefit obligation:
Obligation, beginning of year	$19,478	$19,405
Interest cost	261	253
Actuarial gain	(159)	(180)

Obligation, end of year and unfunded status	$19,580	$19,478

The following table provides disclosure of the pension benefit obligation recorded in the consolidated balance sheets:

	As at December 31,
	2016	2015
Accrued benefits cost	$(19,580)	$(19,478)
Accumulated other comprehensive loss	1,165	1,323

Net amount recognized in the consolidated balance sheets	$(18,415)	$(18,155)

The following table provides disclosure of pension expense for the SERP for the year ended December 31:

	Years ended December 31,
	2016	2015	2014
Interest cost	$261	$253	$264

Pension expense	$261	$253	$264

The accumulated benefit obligation for the SERP was $19.6 million at December 31, 2016 (2015 — $19.5 million).

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2016	2015	2014
Unrealized actuarial loss	$1,165	$1,323	$1,503

No contributions were made for the SERP during 2016. The Company expects interest costs of $0.4 million to be recognized as a component of net periodic benefit cost in 2017.

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next five years, and in the aggregate:

2017	$—
2018	—
2019	—
2020	21,115
2021	—
Thereafter	—

$21,115

(b)	Defined Contribution Pension Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During 2016, the Company contributed and expensed an aggregate of $1.2 million (2015 — $1.1 million, 2014 — $1.4 million) to its Canadian plan and an aggregate of $0.6 million (2015 — $0.4 million, 2014 — $0.4 million) to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

In September 2016, the Company entered into a new employment agreement with Greg Foster, CEO of IMAX Entertainment and Senior Executive Vice President of the Company, which provides for an employment term from July 2, 2016 through July 2, 2019. Under the agreement, the Company agreed to create a deferred compensation plan (the “Retirement Plan”) covering Mr. Foster, and to make a total contribution of $3.2 million over the three-year employment term. The Retirement Plan is subject to a vesting schedule based on continued employment with the Company, such that 25% will vest July 2019; 50% will vest July 2022; 75% will vest July 2025; and Mr. Foster will be 100% vested in July 2027. As at December 31, 2016, the Company had an unfunded benefit obligation recorded of $0.5 million.

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

The amounts accrued for the plan are determined as follows:

	As at December 31,
	2016	2015
Obligation, beginning of year	$763	$830
Interest cost	31	30
Benefits paid	(33)	(24)
Actuarial gain	(114)	(73)

Obligation, end of year	$647	$763

The following details the net cost components, all related to continuing operations, and underlying assumptions of postretirement benefits other than pensions:

	Years Ended December 31,
	2016	2015	2014
Interest cost	$31	$30	$17
Amortization of actuarial loss (gain)	69	135	(32)

	$100	$165	$(15)

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2016	2015	2014
Unrealized actuarial (gain) loss	$(37)	$146	$346

Weighted average assumptions used to determine the benefit obligation are:

	As at December 31,
	2016	2015	2014
Discount rate	4.10%	4.20%	3.70%

Weighted average assumption used to determine the net postretirement benefit expense are:

	Years Ended December 31,
	2016	2015	2014
Discount rate	4.20%	3.70%	4.50%

The following benefit payments are expected to be made as per the current plan assumptions in each of the next five years:

2017	$21
2018	24
2019	26
2020	33
2021	36
Thereafter	507

Total	$647

(d)	Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees upon meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits.

The amounts accrued for the plan are determined as follows:

	As at December 31,
	2016	2015
Obligation, beginning of year	$1,778	$2,139
Interest cost	68	71
Service cost	—	1
Benefits paid	(88)	(80)
Actuarial gain	(70)	(6)
Unrealized foreign exchange loss (gain)	57	(347)

Obligation, end of year	$1,745	$1,778

The following details the net cost components, all related to continuing operations, and underlying assumptions of postretirement benefits other than pensions:

	Years Ended December 31,
	2016	2015	2014
Interest cost	$68	$71	$93
Service cost	—	1	6

	$68	$72	$99

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2016	2015	2014
Unrealized actuarial loss	$353	$423	$429

Weighted average assumptions used to determine the benefit obligation are:

	As at December 31,
	2016	2015	2014
Discount rate	3.65%	3.75%	3.75%

Weighted average assumptions used to determine the net postretirement benefit expense are:

	Years Ended December 31,
	2016	2015	2014
Discount rate	3.75%	3.75%	4.50%

The Company expects interest costs of $0.1 million and service costs of $nil to be recognized as a component of net periodic benefit cost in 2017.

The following benefit payments are expected to be made as per the current plan assumptions in each of the next five years:

2017	$92
2018	98
2019	104
2020	107
2021	109
Thereafter	1,235

Total	$1,745

21.	Non-Controlling Interests

(a)	IMAX China Non-Controlling Interest

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

On October 8, 2015, IMAX China completed the IMAX China IPO. Following the IMAX China IPO, the Company continues to indirectly own approximately 68.2% of IMAX China, which remains a consolidated subsidiary of the Company. On October 15, 2015, in satisfaction of its obligations under the shareholders’ agreement, IMAX China paid a dividend of $9.5 million to the non-controlling interest shareholders.

The following summarizes the movement of the non-controlling interest in temporary equity, in the Company’s subsidiary for the year ended December 31, 2016:

Balance as at January 1, 2015	$40,272
Issuance of subsidiary shares to a non-controlling interest	40,000
Share issuance costs from the issuance of subsidiary shares to a non-controlling interest	(2,000)
Net income prior to IMAX China IPO	5,401
Other comprehensive income prior to IMAX China IPO	164
Accretion charges associated with redeemable common stock	769
Redemption of redeemable common stock upon qualified IPO	(84,606)

Balance as at October 7, 2015	$—

The following summarizes the movement of the non-controlling interest in shareholders’ equity, in the Company’s subsidiary for the year ended December 31, 2016:

Balance as at October 8, 2015	$84,606
Net income after IMAX China IPO	3,712
Other comprehensive income after IMAX China IPO	252
Dividends paid to non-controlling shareholders	(9,511)
Reduction in value due to qualified initial public offering	(29,100)

Balance as at December 31, 2015	$49,959
Net income	11,338
Other comprehensive loss, net of tax	(1,735)

Balance as at December 31, 2016	$59,562

(b)	Other Non-Controlling Interest

In 2014, the Company announced the creation of the Film Fund to co-finance a portfolio of 10 original large-format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company agreed to contribute $9.0 million to the Film Fund over five years starting in 2014 and sees the Film Fund as a self-perpetuating vehicle designed to generate a continuous, steady flow of high-quality documentary content. As at December 31, 2016, the Film Fund invested $13.4 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

Balance as at January 1, 2015	$3,640
Net loss	(333)

Balance as at December 31, 2015	$3,307
Issuance of subsidiary shares to a non-controlling interest	2,479
Net loss	(806)

Balance as at December 31, 2016	$4,980

22.	Asset Retirement Obligations

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

	Years Ended December 31,
	2016	2015	2014
Beginning balance, January 1	$82	$149	$143
Accretion expense	14	13	12
Reduction in asset retirement obligation	—	(80)	(6)

Ending balance, December 31	$96	$82	$149

23.	Selected Quarterly Financial Information (Unaudited)

(in thousands of U.S. dollars, except per share amounts)	2016
	Q1	Q2	Q3	Q4
Revenues	$92,128	$91,743	$86,550	$106,913
Costs and expenses applicable to revenues	39,952	41,466	41,651	51,587

Gross margin	$52,176	$50,277	$44,899	$55,326

Net income before cumulative effect from the adoption of ASU 2016-09	$12,177	$10,683	$4,384	$12,076

Net income	$13,952	$8,908	$4,384	$12,076

Net income attributable to common shareholders before cumulative effect from the adoption of ASU 2016-09	$9,527	$7,791	$2,525	$8,945

Net income attributable to common shareholders	$11,302	$6,016	$2,525	$8,945

Net income per share attributable to common shareholders:
Net income per share before the adoption of ASU 2016-09 - basic	$0.14	$0.11	$0.04	$0.14
Net income per share before the adoption of ASU 2016-09 - diluted	$0.14	$0.11	$0.04	$0.13
Net income per share - basic	$0.16	$0.09	$0.04	$0.14
Net income per share - diluted	$0.16	$0.09	$0.04	$0.13

	2015
	Q1	Q2	Q3	Q4
Revenues	$62,211	$107,160	$85,101	$119,333
Costs and expenses applicable to revenues	26,230	38,125	42,712	47,450

Gross margin	$35,981	$69,035	$42,389	$71,883

Net income	$1,485	$26,380	$10,514	$26,245

Net income attributable to common shareholders	$391	$24,350	$8,610	$22,493

Net income per share attributable to common shareholders:
Net income per share - basic	$—	$0.34	$0.12	$0.33
Net income per share - diluted	$—	$0.34	$0.12	$0.32

The Company elected to early adopt ASU 2016-09 in 2016 and to account for forfeitures as they occur. The impact from the adoption of the provisions related to forfeiture rates was reflected in the Company’s consolidated financial statements on a modified retrospective basis. See note 3 for additional information.

24.	Prior Year’s Figures

Upon the adoption of ASU 2015-03, certain of the prior years’ figures have been reclassified to conform to the current year’s presentation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at December 31, 2016 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting, as at December 31, 2016, and has concluded that such internal control over financial reporting were effective as at that date.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP has audited the effectiveness of the Company’s internal control over financial reporting as at December 31, 2016 as stated in their report on page 80.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the first quarter of 2016, the Company’s subsidiary, IMAX China Holding, Inc. (“IMAX China”), implemented a new enterprise resource planning (“ERP”) system. The implementation of the new ERP system resulted in material changes to the nature and type of IMAX China’s internal controls over financial reporting during the year ended December 31, 2016. The Company reviewed the implementation effort as well as the impact on its internal controls over financial reporting and where appropriate, has made changes to these controls over financial reporting to address these system changes. The Company believes that the internal control changes resulting from the new ERP implementation in China will improve the overall control environment. There were no other changes in the Company’s internal control over financial reporting which occurred during the three months ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the information under the following captions in the Company’s Proxy Statement: “Item No. 1 - Election of Directors;” “Executive Officers;” “Section 16(a) Beneficial Ownership Reporting Compliance;” “Code of Business Conduct and Ethics;” and “Audit Committee.”

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the following captions in the Company’s Proxy Statement: “Compensation Discussion and Analysis;” “Summary Compensation Table;” “Grants of Plan-Based Awards;” “Outstanding Equity Awards at Fiscal Year-End;” “Option Exercise and Stock Vested;” “Pension Benefits;” “Employment Agreements and Potential Payments upon Termination or Change-in-Control;” “Compensation of Directors;” and “Compensation Committee Interlocks and Insider Participation.”

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

The information required by Item 13 is incorporated by reference from the information under the following caption in the Company’s Proxy Statement: “Certain Relationships and Related Transactions,” “Review, Approval or Ratification of Transactions with Related Persons,” and “Director Independence.”

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the information under the following captions in the Company’s Proxy Statement: “Audit Fees;” “Audit-Related Fees;” “Tax Fees;” “All Other Fees;” and “Audit Committee’s Pre-Approval Policies and Procedures.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The consolidated financial statements filed as part of this Report are included under Item 8 in Part II.

Report of Independent Registered Public Accounting Firm, which covers both the financial statements and financial statement schedule in (a)(2), is included under Item 8 in Part II.

(a)(2) Financial Statement Schedules

Financial statement schedule for each year in the three-year period ended December 31, 2016.

II. Valuation and Qualifying Accounts.

(a)(3) Exhibits

The items listed as Exhibits 10.1 to 10.35 relate to management contracts or compensatory plans or arrangements.

Exhibit No.	Description

3.1	Restated Articles of Incorporation of IMAX Corporation, dated July 30, 2013. Incorporated by reference to Exhibit 3.1 to IMAX Corporation’s Form 10-Q, for the quarter ended September 30, 2013 (File No. 001-35066).

3.2	By-Law No. 1 of IMAX Corporation, enacted on June 2, 2014. Incorporated by reference to Exhibit 3.2 to IMAX Corporation’s Form 8-K, dated June 3, 2014 (File No. 001-35066).

4.1	Shareholders’ Agreement, dated as of January 3, 1994, among WGIM Acquisition Corporation, the Selling Shareholders as defined therein, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., Bradley J. Wechsler, Richard L. Gelfond and Douglas Trumbull (the “Selling Shareholders’ Agreement”). Incorporated by reference to Exhibit 4.1 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

4.2	Amendment, dated as of March 1, 1994, to the Selling Shareholders’ Agreement. Incorporated by reference to Exhibit 4.2 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

4.3	Registration Rights Agreement, dated as of February 9, 1999, by and among IMAX Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond. Incorporated by reference to Exhibit 4.3 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

10.1	Stock Option Plan of IMAX Corporation, dated June 18, 2008. Incorporated by reference to Exhibit 10.1 to IMAX Corporation’s Form 10-K for the year ended December 31, 2015 (File No. 001-35066).

10.2	IMAX Corporation Amended and Restated Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to IMAX Corporation’s Form 8-K, dated June 6, 2016 (File No. 001-35066).

10.3	IMAX Corporation Form of Stock Option Award Agreement. Incorporated by reference to Exhibit 10.41 to IMAX Corporation’s Form 10-Q, for the quarter ended June 30, 2016 (File No. 001-35066).

10.4	IMAX Corporation Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.42 to IMAX Corporation’s Form 10-Q, for the quarter ended June 30, 2016 (File No. 001-35066).

10.5	IMAX Corporation Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2006. Incorporated by reference to Exhibit 10.2 to IMAX Corporation’s Form 10-K, for year ended December 31, 2012 (File No. 001-35066).

10.6	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.3 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

10.7	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.4 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

10.8	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.5 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

10.9	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Bradley, J. Wechsler. Incorporated by reference to Exhibit 10.6 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

10.10	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.8 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2013 (File No. 001-35066).

10.11	Services Agreement, dated December 11, 2008, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.9 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2014 (File No. 001-35066).

10.12	Services Agreement Amendment, dated February 14, 2011, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.10 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2015 (File No. 001-35066).

10.13	Services Agreement Amendment, dated April 1, 2013, between IMAX Corporation and Bradley J. Wechsler. Incorporated by reference to Exhibit 10.11 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2013 (File No. 001-35066).

10.14	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.10 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

10.15	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.11 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

10.16	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.12 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

10.17	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.13 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

10.18	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.16 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2013 (File No. 001-35066).

10.19	Amended Employment Agreement, dated December 11, 2008, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.17 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2014 (File No. 001-35066).

10.20	Amended Employment Agreement, dated December 20, 2010, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.18 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2015 (File No. 001-35066).

10.21	Amended Employment Agreement, dated December 12, 2011, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.17 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

10.22	Employment Agreement, dated January 1, 2014, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.12 to IMAX Corporation’s Form 10-Q, for the quarter ended September 30, 2014 (File No. 001-35066).

10.23	First Amending Agreement, dated December 9, 2015, between IMAX Corporation and Richard L. Gelfond. Incorporated by reference to Exhibit 10.21 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2015 (File No. 001-35066).

*10.24	Employment Agreement, dated November 8, 2016, between IMAX Corporation and Richard L. Gelfond

10.25	Employment Agreement, dated September 1, 2016, between IMAX Corporation and Greg Foster. Incorporated by reference to Exhibit 10.43 to IMAX Corporation’s Form 10-Q, for the quarter ended September 30, 2016 (File No. 001-35066).

10.26	Employment Agreement, dated May 14, 2007, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to Exhibit 10.21 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2012 (File No. 001-35066).

10.27	First Amending Agreement, dated May 14, 2009, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to Exhibit 10.27 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2015 (File No. 001-35066).

10.28	Second Amending Agreement, dated May 14, 2010, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to Exhibit 10.28 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2015 (File No. 001-35066).

10.29	Third Amending Agreement, dated January 23, 2012, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to Exhibit 10.24 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2011 (File No. 001-35066).

10.30	Fourth Amending Agreement, dated May 15, 2014, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to Exhibit 10.29 to IMAX Corporation’s Form 10-Q, for the quarter ended September 30, 2014 (File No. 001-35066).

10.31	Fifth Amending Agreement, dated November 18, 2015, between IMAX Corporation and Joseph Sparacio. Incorporated by reference to Exhibit 10.31 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2015 (File No. 001-35066).

10.32	Employment Agreement, dated January 1, 2014, between IMAX Corporation and Robert D. Lister. Incorporated by reference to Exhibit 10.37 to IMAX Corporation’s Form 10-Q, for the quarter ended March 31, 2015 (File No. 001-35066).

10.33	Service Agreement, dated March 6, 2014, between IMAX International Sales Corporation and Andrew Cripps. Incorporated by reference to Exhibit 10.38 to IMAX Corporation’s Form 10-Q, for the quarter ended March 31, 2015 (File No. 001-35066).

10.34	Employment Agreement, dated June 6, 2016 between IMAX Corporation and Patrick McClymont. Incorporated by reference to Exhibit 10.40 to IMAX Corporation’s Form 10-Q, for the quarter ended June 30, 2016 (File No. 001-35066).

10.35	Statement of Directors’ Compensation, dated June 11, 2013. Incorporated by reference to Exhibit 10.26 to IMAX Corporation’s Form 10-Q, for the quarter ended June 30, 2013 (File No. 001-35066).

10.36	Fourth Amended and Restated Credit Agreement, dated March 3, 2015, by and between IMAX Corporation, the Guarantors referred to therein, the Lenders referred to therein, Wells Fargo Bank National Association and Wells Fargo Securities, LLC. Incorporated by reference to Exhibit 10.39 to IMAX Corporation’s Form 10-Q, for the quarter ended March 31, 2015 (File No. 001-35066).

10.37	Construction Loan Agreement, dated October 6, 2014, between IMAX PV Development, Inc., Wells Fargo Bank, National Association and the financial institutions referred to therein. Incorporated by reference to Exhibit 10.45 to IMAX Corporation’s Form 10-Q, for the quarter ended September 30, 2014 (File No. 001-35066).

10.38	Securities Purchase Agreement, dated as of May 5, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust. Incorporated by reference to Exhibit 10.43 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2013 (File No. 001-35066).

10.39	Amendment No. 1 to Securities Purchase Agreement, dated December 1, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust. Incorporated by reference to Exhibit 10.35 to IMAX Corporation’s Form 10-K, for the year ended December 31, 2014 (File No. 001-35066).

10.40	Subscription Agreement, dated April 7, 2014, by and among IMAX China Holding, Inc., IMAX Corporation, IMAX (Barbados) Holding, Inc., China Movie Entertainment FV Limited, CMCCP Dome Holdings Limited and China Movie Entertainment CMC Limited. Incorporated by reference to Exhibit 10.1 to IMAX Corporation’s Form 8-K, dated April 7, 2014 (File No. 001-35066).

*21	Subsidiaries of IMAX Corporation.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney of certain directors.

*31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated February 23, 2017, by Richard L. Gelfond.

*31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated February 23, 2017, by Patrick McClymont.

*32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated February 23, 2017, by Richard L. Gelfond.

*32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated February 23, 2017, by Patrick McClymont.

*	Filed herewith

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

By	/s/ PATRICK MCCLYMONT
Patrick McClymont
Executive Vice-President & Chief Financial Officer

Date: February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2017.

/s/ RICHARD L. GELFOND	/s/ PATRICK MCCLYMONT	/s/ JEFFREY VANCE
Richard L. Gelfond	Patrick McClymont	Jeffrey Vance
Chief Executive Officer &	Executive Vice President &	Senior Vice-President,
Director	Chief Financial Officer	Finance & Controller
(Principal Executive Officer)	(Principal Financial Officer)	(Principal Accounting Officer)

*	*	*
Bradley J. Wechsler	Neil S. Braun	Eric A. Demirian
Chairman of the Board & Director	Director	Director

*	*	*
Michael Lynne	Michael MacMillan	Greg Foster
Director	Director	Director

*	*	*
Dana Settle	Darren D. Throop	Kevin Douglas
Director	Director	Director

By	* /s/ PATRICK MCCLYMONT
Patrick McClymont
(as attorney-in-fact)

IMAX CORPORATION

Schedule II

Valuation and Qualifying Accounts

(In thousands of U.S. dollars)

	Balance at beginning of year	Additions/ (recoveries) charged to expenses	Other additions/ (deductions)(1)	Balance at end of year
Allowance for net investment in leases
Year ended December 31, 2014	$806	$—	$166	$972
Year ended December 31, 2015	$972	$—	$(300)	$672
Year ended December 31, 2016	$672	$—	$—	$672

Allowance for financed sale receivables
Year ended December 31, 2014	$236	$193	$65	$494
Year ended December 31, 2015	$494	$75	$(1)	$568
Year ended December 31, 2016	$568	$(75)	$1	$494

Allowance for doubtful accounts receivable
Year ended December 31, 2014	$887	$725	$(665)	$947
Year ended December 31, 2015	$947	$677	$(478)	$1,146
Year ended December 31, 2016	$1,146	$771	$(667)	$1,250

Inventories valuation allowance
Year ended December 31, 2014	$3,982	$359	$(792)	$3,549
Year ended December 31, 2015	$3,549	$572	$(779)	$3,342
Year ended December 31, 2016	$3,342	$—	$—	$3,342

Deferred income tax valuation allowance
Year ended December 31, 2014	$4,754	$(429)	$(4,015)	$310
Year ended December 31, 2015	$310	$16	$—	$326
Year ended December 31, 2016	$326	$(129)	$—	$197

(1)	Deductions represent write-offs of amounts previously charged to the provision.