Form 10-Q
period 2017-03-31
IMAX CORP
filed 2017-04-20
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2017
Common stock, no par value	66,573,078

IMAX CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its consolidated subsidiaries (the “Company”) and expectations regarding the Company’s future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; risks related to the Company’s growth and operations in China; the performance of IMAX DMR films; the signing of theater system agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates; competitive actions by other companies; the failure to respond to change and advancements in digital technology; the Company’s largest customer accounting for a significant portion of the Company’s revenue and backlog; risks related to new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security; risks related to the Company’s inability to protect the Company’s intellectual property; general economic, market or business conditions; the failure to convert theater system backlog into revenue; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, DMR®, IMAX nXos®, IMAX think big®, think big® and IMAX Is Believing®, are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$190,481	$204,759
Accounts receivable, net of allowance for doubtful accounts of $1,282 (December 31, 2016 — $1,250)	96,113	96,349
Financing receivables	120,490	122,125
Inventories	45,433	42,121
Prepaid expenses	8,047	6,626
Film assets	13,413	16,522
Property, plant and equipment	248,228	245,415
Other assets	19,660	33,195
Deferred income taxes	29,491	20,779
Other intangible assets	31,106	30,416
Goodwill	39,027	39,027

Total assets	$841,489	$857,334

Liabilities
Bank indebtedness	$26,826	$27,316
Accounts payable	13,935	19,990
Accrued and other liabilities	75,424	93,208
Deferred revenue	100,901	90,266

Total liabilities	217,086	230,780

Commitments and contingencies
Non-controlling interests	2,555	4,980

Shareholders’ equity
Capital stock common shares — no par value. Authorized — unlimited number. 66,596,784 issued and 66,573,078 outstanding (December 31, 2016 — 66,224,467 issued and 66,159,902 outstanding)	455,838	439,213
Less: Treasury stock, 23,706 shares at cost (December 31, 2016 — 64,565)	(779)	(1,939)
Other equity	165,670	177,304
Accumulated deficit	(55,605)	(47,366)
Accumulated other comprehensive loss	(4,447)	(5,200)

Total shareholders’ equity attributable to common shareholders	560,677	562,012
Non-controlling interests	61,171	59,562

Total shareholders’ equity	621,848	621,574

Total liabilities and shareholders’ equity	$841,489	$857,334

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Equipment and product sales	$11,544	$23,740
Services	38,844	44,273
Rentals	15,857	21,779
Finance income	2,412	2,336

	68,657	92,128

Costs and expenses applicable to revenues
Equipment and product sales	7,464	17,791
Services	19,814	17,596
Rentals	5,608	4,565

	32,886	39,952

Gross margin	35,771	52,176
Selling, general and administrative expenses (including share-based compensation expense of $5.3 million for the three months ended March 31, 2017 (2016 — expense of $5.9 million))	30,941	28,919
Research and development	4,334	3,708
Amortization of intangibles	602	491
Receivable provisions, net of recoveries	185	126

(Loss) income from operations	(291)	18,932
Interest income	228	467
Interest expense	(455)	(398)

(Loss) income from operations before income taxes	(518)	19,001
Provision for income taxes	(114)	(4,608)
Loss from equity-accounted investments, net of tax	(255)	(441)

Net (loss) income	(887)	13,952
Less: net loss (income) attributable to non-controlling interests	962	(2,650)

Net income attributable to common shareholders	$75	$11,302

Net income per share attributable to common shareholders — basic and diluted:
Net income per share — basic	$—	$0.16

Net income per share — diluted	$—	$0.16

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net (loss) income	$(887)	$13,952

Unrealized net gain from cash flow hedging instruments	313	2,207
Realization of cash flow hedging net loss upon settlement	285	1,277
Foreign currency translation adjustments	458	422
Amortization of postretirement benefit plan actuarial loss	—	17

Other comprehensive income, before tax	1,056	3,923
Income tax expense related to other comprehensive income	(157)	(911)

Other comprehensive income, net of tax	899	3,012

Comprehensive income	12	16,964
Less: Comprehensive loss (income) attributable to non-controlling interests	816	(1,951)

Comprehensive income attributable to common shareholders	$828	$15,013

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash provided by (used in):
Operating Activities
Net (loss) income	$(887)	$13,952
Adjustments to reconcile net (loss) income to cash from operations:
Depreciation and amortization	12,088	10,438
Write-downs, net of recoveries	4,010	648
Change in deferred income taxes	(958)	(185)
Stock and other non-cash compensation	5,660	6,002
Unrealized foreign currency exchange gain	(171)	(557)
Loss from equity-accounted investments	156	818
Loss (gain) on non-cash contribution to equity-accounted investees	99	(377)
Investment in film assets	(3,334)	(3,919)
Changes in other non-cash operating assets and liabilities	(17,280)	(21,783)

Net cash (used in) provided by operating activities	(617)	5,037

Investing Activities
Purchase of property, plant and equipment	(4,068)	(4,585)
Investment in joint revenue sharing equipment	(7,547)	(3,988)
Investment in new business ventures	(1,000)	—
Acquisition of other intangible assets	(1,591)	(770)

Net cash used in investing activities	(14,206)	(9,343)

Financing Activities
Repayment of bank indebtedness	(500)	(500)
Settlement of restricted share units and options	(11,158)	(5,849)
Common shares issued—stock options exercised	13,082	740
Treasury stock purchased for future settlement of restricted share units	(779)	—
Taxes withheld and paid on employee stock awards vested	(146)	(73)
Repurchase of common shares	—	(44,618)
Taxes paid on secondary sale and repatriation dividend	—	(2,991)

Net cash provided by (used in) financing activities	499	(53,291)

Effects of exchange rate changes on cash	46	(100)

Decrease in cash and cash equivalents during period	(14,278)	(57,697)
Cash and cash equivalents, beginning of period	204,759	317,449

Cash and cash equivalents, end of period	$190,481	$259,752

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

The Company has nine film production companies that are VIEs. For four of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. These consolidated production companies have total assets of $5.8 million (December 31, 2016 — $10.3 million) and total liabilities of $6.5 million as at March 31, 2017 (December 31, 2016 — $6.4 million). The majority of these consolidated assets are held by the IMAX Original Film Fund (the “Film Fund”) as described in note 16(b). For the other five film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. As at March 31, 2017, these five VIEs have total assets of $0.4 million (December 31, 2016 — $0.4 million) and total liabilities of $0.4 million (December 31, 2016 — $0.4 million). Earnings of the investees included in the Company’s condensed consolidated statements of operations amounted to $nil for the three months ended March 31, 2017 (2016 — $nil). The carrying value of these investments in VIEs that are not consolidated is $nil at March 31, 2017 (December 31, 2016 — $nil). A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statements of operations. The Company’s exposure, which is determined based on the level of funding contributed by the Company and the development stage of the respective film, is $nil at March 31, 2017 (December 31, 2016 — $nil).

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

These interim financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2016 Annual Report on Form 10-K for the year ended December 31, 2016 (“the 2016 Form 10-K”) which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company’s financial statements for the year ended December 31, 2016, except as noted below. Certain prior period information has been revised to reflect the current period information.

2. New Accounting Standards and Accounting Changes

Adoption of New Accounting Policies

The Company adopted the following standards on January 1, 2017, which are effective for annual periods ending after December 31, 2016, and for annual and interim periods thereafter.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The purpose of the amendment is to more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards. Under the ASU inventory is measured at the lower of cost and net realizable value. The clarifications are not intended to result in any changes in practice and to reduce the complexity in guidance on the subsequent measurement of inventory. This standard only applies to inventory being measured using the first-in, first-out or average cost methods of accounting for inventory. The adoption of ASU 2015-11 did not have an impact to the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”). The amendments in ASU 2016-05 apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815. The amendments clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met. The adoption of this ASU 2016-05 did not have an impact to the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”). The purpose of the amendment is to eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The adoption of ASU 2016-07 did not have an impact to the Company’s condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740)”. The purpose of ASU 2016-16 is to eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments require the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company has elected to early adopt ASU 2016-16 during the quarter ended March 31, 2017. The impact from the adoption was reflected in the Company’s condensed consolidated financial statements on a modified retrospective basis resulting in an increase to Accumulated deficit of $8.3 million, a decrease to Other assets of $14.8 million, an increase to Deferred taxes of $7.9 million and an increase to Accrued and other liabilities of $1.4 million.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810)”. The purpose of ASU 2016-17 is to update the requirement of the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The adoption of ASU 2016-17 did not have an impact to the Company’s condensed consolidated financial statements.

Recently Issued FASB Accounting Standard Codification Updates

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The purpose of the amendment is to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. New disclosures will include qualitative and quantitative requirements to provide additional information about the amounts recorded in the financial statements. Lessor accounting will remain largely unchanged from current guidance, however ASU 2016-02 will provide improvements that are intended to align lessor accounting with the lessee model and with updated revenue recognition guidance. For public entities, the amendments in ASU 2016-02 are effective for interim and annual reporting periods beginning after December 15, 2018. While the Company continues to evaluate the effect of the standard on its ongoing financial reporting, it anticipates that the adoption of ASU 2016-02 will result in a change to its financial statement disclosures.

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

For public companies, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20, which are all related to Topic 606, are effective for interim and annual reporting periods beginning after December 15, 2017. The Company has performed an analysis of its contracts to determine those in scope of the standard, has performed detailed analyses of those contracts and identified its performance obligations. The Company is currently in the process of determining contract consideration and is determining the appropriate timing for revenue recognition of those performance obligations. Since many of the Company’s contracts involve variable payments tied to box-office, the Company is currently assessing an appropriate constraint to variable revenue streams in determining contract consideration under the new standard. The Company currently intends to adopt the new standard using the modified retrospective method and has begun the process of gathering historical information on its contracts in preparation for the standard’s expanded disclosure requirements.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). The purpose of the amendment is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, the amendments in ASU 2017-01 are effective for interim and annual reporting periods beginning after December 15, 2017. The adoption of this ASU 2017-01 is not expected to have a material impact to the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The purpose of the amendment is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. For public entities, the amendments in ASU 2017-04 are effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact of ASU 2017-04 on its condensed consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). The amendment requires the service cost component of net periodic benefit cost be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period and other components of the net periodic benefit cost be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. For public entities, the amendments in ASU 2017-07 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2017-07 on its condensed consolidated financial statements.

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. Accounting standards updates that are not noted above were assessed and determined to be not applicable or not significant to the Company’s condensed consolidated financial statements for the period ended March 31, 2017.

3. Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	March 31, 2017	December 31, 2016
Gross minimum lease payments receivable	$10,119	$10,466
Unearned finance income	(1,639)	(1,710)

Minimum lease payments receivable	8,480	8,756
Accumulated allowance for uncollectible amounts	(672)	(672)

Net investment in leases	7,808	8,084

Gross financed sales receivables	151,561	154,301
Unearned finance income	(38,385)	(39,766)

Financed sales receivables	113,176	114,535
Accumulated allowance for uncollectible amounts	(494)	(494)

Net financed sales receivables	112,682	114,041

Total financing receivables	$120,490	$122,125

Net financed sales receivables due within one year	$22,645	$21,980
Net financed sales receivables due after one year	$90,037	$92,061

As at March 31, 2017, the financed sale receivables had a weighted average effective interest rate of 9.3% (December 31, 2016 — 9.3%).

4. Inventories

	March 31,	December 31,
	2017	2016
Raw materials	$31,565	$28,000
Work-in-process	3,994	3,818
Finished goods	9,874	10,303

	$45,433	$42,121

At March 31, 2017, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $3.3 million (December 31, 2016 — $2.3 million).

During the three months ended March 31, 2017, the Company recognized write-downs for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $nil (2016 — $0.2 million).

5. Property Plant and Equipment

	As at March 31, 2017
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components	$227,636	$93,280	$134,356
Camera equipment	5,990	3,879	2,111

	233,626	97,159	136,467

Assets under construction	22,175	—	22,175

Other property, plant and equipment
Land	8,203	—	8,203
Buildings	70,692	15,439	55,253
Office and production equipment	42,513	23,412	19,101
Leasehold improvements	10,452	3,423	7,029

	131,860	42,274	89,586

	$387,661	$139,433	$248,228

	As at December 31, 2016
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components	$224,890	$89,218	$135,672
Camera equipment	5,739	3,732	2,007

	230,629	92,950	137,679

Assets under construction	18,315	—	18,315

Other property, plant and equipment
Land	8,203	—	8,203
Buildings	69,861	14,877	54,984
Office and production equipment	41,128	21,935	19,193
Leasehold improvements	10,067	3,026	7,041

	129,259	39,838	89,421

	$378,203	$132,788	$245,415

6. Other Intangible Assets

	As at March 31, 2017
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$11,578	$7,216	$4,362
Licenses and intellectual property	21,167	6,522	14,645
Other	16,686	4,587	12,099

	$49,431	$18,325	$31,106

	As at December 31, 2016
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$11,395	$7,046	$4,349
Licenses and intellectual property	22,490	7,620	14,870
Other	15,352	4,155	11,197

	$49,237	$18,821	$30,416

Other intangible assets of $16.7 million are comprised mainly of the Company’s investment in an enterprise resource planning system. Fully amortized other intangible assets are still in use by the Company.

During the three months ended March 31, 2017, the Company acquired $1.6 million in other intangible assets. The weighted average amortization period for these additions was 10 years.

During the three months ended March 31, 2017, the Company incurred costs of $0.1 million, to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses (2016 – $0.1 million).

As at March 31, 2017, estimated amortization expense for each of the years ended December 31, are as follows:

2017 (nine months remaining)	$2,774
2018	3,699
2019	3,699
2020	3,699
2021	3,699

7. Credit Facility and Playa Vista Loan

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

The Company was in compliance with all of its requirements at March 31, 2017.

Total amounts drawn and available under the Credit Facility at March 31, 2017 were $nil and $200.0 million, respectively (December 31, 2016 — $nil and $200.0 million, respectively).

As at March 31, 2017, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2016 — $nil), under the Credit Facility.

Playa Vista Financing

IMAX PV Development Inc., a Delaware corporation (“PV Borrower”) and wholly-owned subsidiary of the Company, entered into a loan agreement with Wells Fargo. The loan (the “Playa Vista Loan”) was used to principally fund the costs of development and construction of the West Coast headquarters of the Company, located in the Playa Vista neighborhood of Los Angeles, California (the “Playa Vista Project”).

In connection with the Playa Vista Project, the Playa Vista Loan was fully drawn at $30.0 million and bears interest at a variable rate per annum equal to 2.0% above the 30-day LIBOR rate. PV Borrower is required to make monthly payments of combined principal and interest over a 10-year term with a lump sum payment at the end of year 10. The Playa Vista Loan is being amortized over 15 years. The Playa Vista Loan will be fully due and payable on October 19, 2025 (the “Maturity Date”), and may be prepaid at any time without premium, but with all accrued interest and other applicable payments.

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

Bank indebtedness includes the following:

	March 31, 2017	December 31, 2016
Playa Vista Loan	$27,167	$27,667
Deferred charges on debt financing	(341)	(351)

	$26,826	$27,316

Total amounts drawn under the loan at March 31, 2017 was $27.2 million (December 31, 2016 — $27.7 million). The effective interest rate for the three months ended March 31, 2017 was 2.85% (2016 — 2.43%).

In accordance with the loan agreement, the Company is obligated to make payments on the principal of the loan as follows:

2017 (nine months remaining)	$1,500
2018	2,000
2019	2,000
2020	2,000
2021	2,000
Thereafter	17,667

$27,167

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. There is no settlement risk on its foreign currency forward contracts at March 31, 2017, as the fair value exceeded the notional value of the forward contracts. As at March 31, 2017, the Company has $39.8 million in notional value of such arrangements outstanding.

Bank of Montreal Facility

As at March 31, 2017, the Company has available a $10.0 million facility (December 31, 2016 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by Export Development Canada (the “Bank of Montreal Facility”). The Company did not have any letters of credit and advance payment guarantees outstanding as at March 31, 2017 (December 31, 2016 — $0.1 million) under the Bank of Montreal Facility.

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

(b) In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, consisting of past and future rents owed to the Company, plus interest and costs, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India. The Company has opposed that application on a number of grounds and seeks to have the ICC award recognized in India. On June 10, 2013, the Bombay High Court ruled that it has jurisdiction over the proceeding filed by E-City. The Company appealed that ruling to the Supreme Court of India, and on March 10, 2017, the Supreme Court set aside the Bombay High Court’s judgement and dismissed E-City’s petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties. On June 24, 2011, the Company commenced a proceeding in the Ontario Superior Court of Justice for recognition of the ICC final award. On December 2, 2011, the Ontario Court issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application. In January 2013, the Company filed an action in the New York Supreme Court seeking to collect the amount owed to the Company by certain entities and individuals affiliated with E-City. On October 16, 2015, the New York Supreme Court denied the Company’s petition, and the Company is appealing that decision. On July 29, 2014, the Company commenced a separate proceeding to have the Canadian judgment against E-City recognized in New York, and on October 2, 2015, the New York Supreme Court granted IMAX’s request, recognizing the Canadian judgment and entering it as a New York judgment. On November 26, 2014, E-City filed a motion in the Bombay High Court seeking to enjoin IMAX from continuing the New York legal proceedings. On February 2, 2015, the Bombay High Court denied E-City’s request for an injunction. On March 16, 2015, E-City filed an appeal of this Bombay High Court decision.

(c) In March 2013, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), the Company’s majority-owned subsidiary in China, received notice from the Shanghai office of the General Administration of Customs (“Customs Authority”) that it had been selected for a customs audit (the “Audit”). A key issue raised by the Audit is the transfer pricing policy basis for the importation of IMAX theater systems by IMAX Shanghai into the People’s Republic of China and the applicability of customs duties and taxes to the trademark and technology license fees paid by IMAX Shanghai to the Company. In December 2016, the Customs Authority conclusively determined that any trademark, technology and warranty fees paid by IMAX Shanghai on systems revenue directly related to imported theater systems should be included as part of the tax cost base of these systems and subject to applicable duties and taxes. In connection with the conclusion, for the period beginning January 1, 2012 through October 31, 2016, IMAX Shanghai recorded $2.95 million in duties and taxes on the trademark, technology and warranty fees applicable to theater systems imported during that period and settled the payment in January 2017. In the course of the Audit, the Customs Authority discovered the underpayment by IMAX Shanghai of the freight and insurance portion of the customs duties and taxes applicable to the importation of certain IMAX theater systems during the period from October 2011 through March 2013 of approximately $0.1 million. Though IMAX Shanghai’s importation agent accepted responsibility for the error giving rise to the underpayment, the matter has been transferred to the Anti-Smuggling Bureau of the Customs Authority for further review. IMAX Shanghai is unable to assess the potential impact, if any, of this outstanding matter at this time.

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

Product Warranties

The Company’s accrual for product warranties, that was recorded as part of accrued liabilities in the condensed consolidated balance sheets is less than $0.1 million at March 31, 2017 and December 31, 2016, respectively.

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheet as at March 31, 2017 and December 31, 2016 with respect to this indemnity.

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

The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs and direct advertising and marketing, included in costs and expenses applicable to revenues-equipment and product sales, totaled $0.4 million for the three months ended March 31, 2017 (2016 — $0.7 million).

Film exploitation costs, including advertising and marketing, totaled $2.4 million for the three months ended March 31, 2017 (2016 — $3.0 million) and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $0.1 million for the three months ended March 31, 2017 (2016 — recovery of less than $0.1 million). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled an expense of $0.3 million for the three months ended March 31, 2017 (2016 — less than $0.1 million).

(b)	Foreign Exchange

Included in selling, general and administrative expenses for the three months ended March 31, 2017 is a loss of less than $0.1 million (2016 — gain of $0.5 million), for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities. See note 15(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 46 exhibitors for a total of 997 theater systems, of which 649 theaters were operating as at March 31, 2017, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m) of the Company’s 2016 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Equipment and Product Sales and Rentals revenue and for the three months ended March 31, 2017 amounted to $15.7 million (2016 — $23.4 million).

IMAX DMR

In an IMAX DMR arrangement, the Company transforms conventional motion pictures into the Company’s large screen format, allowing the release of Hollywood content to the global IMAX theater network. In a typical IMAX DMR film arrangement, the Company receives a percentage, which in recent years has averaged approximately 12.5%, of net box-office receipts, defined as gross box office receipts less applicable sales taxes, of any commercial films released in the IMAX theater network outside of Greater China from the applicable film studio for the conversion of the film to the IMAX DMR format and for access to the Company’s premium distribution platform. Within Greater China, the Company receives a lower percentage of box-office receipts for certain films. The Company does not typically hold distribution rights or the copyright to these films.

For the three months ended March 31, 2017, the majority of IMAX DMR revenue was earned from the exhibition of 18 IMAX DMR films (2016 – 17) throughout the IMAX theater network. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m) of the Company’s 2016 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three months ended March 31, 2017 amounted to $23.4 million (2016 — $29.8 million).

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

The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) and 2(m) of the Company’s 2016 Form 10-K.

As at March 31, 2017, the Company has one significant co-produced film arrangement which represents the VIE total assets and liabilities balance of $0.4 million and four other co-produced film arrangements, the terms of which are similar.

For the three months ended March 31, 2017, amounts totaling $0.5 million (2016 — $0.2 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

10. Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Three Months Ended
	March 31,
	2017	2016
Decrease (increase) in:
Accounts receivable	$161	$6,070
Financing receivables	1,763	(1,748)
Inventories	(3,312)	(5,994)
Prepaid expenses	(1,421)	(2,345)
Commissions and other deferred selling expenses	(228)	34
Insurance recoveries	(96)	132
Other assets	100	(441)
Increase (decrease) in:
Accounts payable	(6,041)	(2,470)
Accrued and other liabilities	(18,825)	(12,023)
Deferred revenue	10,619	(2,998)

	$(17,280)	$(21,783)

(b) Cash payments made on account of:

	Three Months Ended
	March 31,
	2017	2016
Income taxes	$7,270	$12,051

Interest	$190	$180

(c) Depreciation and amortization are comprised of the following:

	Three Months Ended
	March 31,
	2017	2016
Film assets	$3,805	$3,356
Property, plant and equipment
Joint revenue sharing arrangements	4,246	3,738
Other property, plant and equipment	2,760	2,326
Other intangible assets	926	672
Other assets	220	205
Deferred financing costs	131	141

	$12,088	$10,438

(d) Write-downs, net of recoveries, are comprised of the following:

	Three Months Ended
	March 31,
	2017	2016
Accounts receivable	$185	$126
Financing receivables	—	—
Inventories	—	184
Film assets (1)	3,416	—
Property, plant and equipment(2)	409	329
Impairment of investments	—	—
Other intangible assets	—	9

	$4,010	$648

(1)	The Company reviewed the carrying value of certain documentary film assets as a result of lower than expected revenue being generated during the period and revised expectations for future revenues based on the latest information available. An impairment of $3.4 million was recorded based on the carrying value of these documentary films as compared to the related estimated future box office and revenues that would ultimately be generated by these films.
(2)	The Company recognized asset impairment charges of against property, plant and equipment after an assessment of the carrying value of certain assets in light of their future expected cash flows.

11. Income Taxes

(a)	Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. During the quarter ended March 31, 2017, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings.

As at March 31, 2017, the Company had net deferred income tax assets after valuation allowance of $29.5 million (December 31, 2016 — $20.8 million), which consists of a gross deferred income tax asset of $29.7 million (December 31, 2016 — $21.0 million), against which the Company is carrying a $0.2 million valuation allowance (December 31, 2016 — $0.2 million).

For the quarter ended March 31, 2017, the Company recorded a provision for income taxes of $0.1 million. Included in the provision for income taxes was a $0.3 million recovery for windfall tax benefits, offset by a $0.6 million provision related to the portion of losses applicable to non-controlling interests in the Company’s Film Fund.

The Company has elected to early adopt ASU 2016-16 related to income taxes during the quarter ended March 31, 2017. The impact from the adoption was reflected in the Company’s condensed consolidated financial statements on a modified retrospective basis resulting in an increase to Accumulated deficit of $8.3 million, a decrease to Other assets of $14.8 million, an increase to Deferred taxes of $7.9 million and an increase to Accrued and other liabilities of $1.4 million.

The Company early adopted ASU 2016-09, related to stock-based compensation, in June 2016. ASU 2016-09 eliminates additional paid in capital (“APIC”) pools and requires excess tax benefits and tax deficiencies to be recorded in the condensed consolidated statements of operations when the awards vest or are settled. In addition, modified retrospective adoption of ASC 2016-09 eliminates the requirement that excess tax benefits be realized before they can be recognized. The Company has recorded an adjustment of $0.9 million to Deferred income taxes related to the impact from adoption of the provisions related to forfeiture rates. See note 12 for further discussion of the impact from the adoption of ASU 2016-09.

(b)	Income Tax Effect on Other Comprehensive Income

The income tax expense included in the Company’s other comprehensive income are related to the following items:

	Three Months Ended
	March 31,
	2017	2016
Unrealized change in cash flow hedging instruments	$(82)	$(574)
Realized change in cash flow hedging instruments upon settlement	(75)	(332)
Amortization of actuarial loss on postretirement benefit plan	—	(5)

	$(157)	$(911)

12. Capital Stock

(a)	Stock-Based Compensation

The compensation costs recorded in the condensed consolidated statements of operations for the Company’s stock-based compensation plans were $5.3 million for the three months ended March 31, 2017 (2016 —$5.9 million).

As at March 31, 2017, the Company has reserved a total of 11,226,190 (December 31, 2016 — 12,012,572) common shares for future issuance under the Company’s Stock Option Plan (“SOP”) and the IMAX Corporation Amended and Restated Long-Term Incentive Plan (“IMAX LTIP”). Of the common shares reserved for issuance, there are options in respect of 5,268,603 common shares and restricted share units (“RSUs”) in respect of 1,275,421 common shares outstanding at March 31, 2017. At March 31, 2017, options in respect of 3,945,034 common shares were vested and exercisable.

The Company early adopted ASU 2016-09, related to stock-based compensation, in June 2016. ASU 2016-09 eliminates the requirement to estimate and apply a forfeiture rate to reduce stock compensation expense during the vesting period and, instead, account for forfeitures as they occur. ASU 2016-09 also requires the presentation of employee taxes as a financing activity on the condensed consolidated statement of cash flows. Where applicable, comparative figures have been restated as if the adoption of ASU 2016-09 occurred on January 1, 2016.

Stock Option Plan

The Company recorded an expense of $1.3 million for the three months ended March 31, 2017 (2016 — $2.4 million) related to stock option grants issued to employees and directors in the IMAX LTIP and SOP plans. An income tax benefit is recorded in the condensed consolidated statements of operations of $0.4 million for the three months ended March 31, 2017 (2016 — $1.3 million), for these costs.

The weighted average fair value of all stock options granted to employees and directors for the three months ended March 31, 2017 at the grant date was $9.08 per share (2016 — $8.55 per share). The following assumptions were used to estimate the average fair value of the stock options:

	Three Months
	Ended March 31,
	2017	2016
Average risk-free interest rate	2.40%	1.72%
Expected option life (in years)	4.71 - 5.83	4.79 - 4.88
Expected volatility	30%	30%
Dividend yield	0%	0%

Stock options to Non-Employees

There were no common share options issued to non-employees during the three months ended March 31, 2017 and 2016.

As at March 31, 2017, non-employee stock options outstanding amounted to 17,000 stock options (2016 — 38,750) with a weighted average exercise price of $29.64 per share (2016 — $26.79 per share). 17,000 stock options (2016 — 26,325) were exercisable with an average weighted exercise price of $29.64 per share (2016 — $26.99 per share) and the vested stock options have an aggregate intrinsic value of $0.1 million (2016 — $0.1 million).

For the three months ended March 31, 2017, the Company recorded an expense of less than $0.1 million (2016 — recovery of less than $0.1 million) to selling, general and administrative expenses related to the non-employee stock options. There were no liabilities accrued for non-employee stock options as at March 31, 2017 (December 31, 2016 — less than $0.1 million).

China Long Term Incentive Plan (“China LTIP”)

The China LTIP was adopted by IMAX China Holding, Inc. (“IMAX China”), a subsidiary of the Company, in October 2012. Each stock option (“China Option”), RSU or cash settled share-based payment (“CSSBP”) issued under the China LTIP represents an opportunity to participate economically in the future growth and value creation of IMAX China.

In connection with the IMAX China IPO and in accordance with the China LTIP, IMAX China adopted a post-IPO share option plan and a post-IPO restricted stock unit plan. Pursuant to these plans, IMAX China issued additional China Options and China LTIP Restricted Share Units (“China RSUs”) for the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Company recorded an expense related to the China Options, China RSUs and CSSBPs of $0.2 million, $0.1 million and $0.1 million (2016 — $0.2 million, $nil and $0.1 million). The liability recognized with respect to the CSSBPs as at March 31, 2017 was $0.4 million (December 31, 2016 — $0.3 million).

Stock Option Summary

The following table summarizes certain information in respect of option activity under the SOP and IMAX LTIP for the three month periods ended March 31:

			Weighted Average Exercise
	Number of Shares		Price Per Share
	2017	2016	2017	2016
Options outstanding, beginning of period	5,190,542	4,805,244	$28.35	$27.03
Granted	679,030	323,925	32.16	31.85
Exercised	(584,589)	(43,750)	22.38	16.91
Forfeited	(16,380)	(2,042)	31.69	31.85

Options outstanding, end of period	5,268,603	5,083,377	29.49	27.42

Options exercisable, end of period	3,945,034	3,507,573	28.68	26.52

No stock options were cancelled from its IMAX LTIP or SOP surrendered by Company employees during the three months ended March 31, 2017 and 2016.

As at March 31, 2017, options that are exercisable have an intrinsic value of $21.3 million and a weighted average remaining contractual life of 4.6 years. The intrinsic value of options exercised in the three months ended March 31, 2017 was $6.0 million (2016 — $0.6 million).

Restricted Share Units

RSUs have been granted to employees, consultants and directors under the IMAX LTIP. Each RSU represents a contingent right to receive one common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date. The Company recorded an expense of $3.4 million for the three months ended March 31, 2017 (2016 — $3.1 million), related to RSU grants issued to employees and directors in the plan. The Company did not issue any RSU grants to certain advisors and strategic partners of the Company during the three months ended March 31, 2017 and 2016.

During the three months ended March 31, 2017, in connection with the vesting of RSUs, the Company settled 201,793 (2016 — 190,298) common shares to IMAX LTIP participants, of which 7,127 (2016 — 5,563) common shares, net of shares withheld for tax withholdings of 4,582 (2016 — 3,508) were issued from treasury and 190,084 (2016 — 181,227) common shares were settled through the open market purchases by the IMAX LTIP trustee.

Total stock-based compensation expense related to non-vested RSUs not yet recognized at March 31, 2017 and the weighted average period over which the awards are expected to be recognized is $37.1 million and 2.6 years, respectively (2016 — $32.0 million and 2.7 years, respectively). The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was $1.9 million for the three months ended March 31, 2017 (2016 — $1.9 million).

Historically, RSUs granted under the IMAX LTIP have vested between immediately and four years from the grant date. In connection with the amendment and restatement of the IMAX LTIP at the Company’s annual and special meeting of shareholders on June 6, 2016, the IMAX LTIP plan was amended to impose a minimum one-year vesting period on future RSU grants, with a carve-out for 300,000 RSUs that may vest on a shorter schedule. During 2016, 39,726 RSUs with a vesting period of less than one year were issued from the carve-out of 300,000 RSUs under the amended IMAX LTIP plan. There were no RSUs issued during the three months ended March 31, 2017 from the remaining carve-out balance of 260,274 RSUs. Vesting of the RSUs is subject to continued employment or service with the Company.

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP for the three months ended March 31:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2017	2016	2017	2016
RSUs outstanding, beginning of period	1,124,180	973,637	$33.01	$32.27
Granted	373,540	351,584	32.45	31.85
Vested and settled	(201,793)	(190,298)	31.25	29.47
Forfeited	(20,506)	(3,092)	32.31	32.43

RSUs outstanding, end of period	1,275,421	1,131,831	33.13	32.61

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

During the three months ended March 31, 2017, the Company did not repurchase any common shares. During the three months ended March 31, 2016, the Company repurchased 1,446,418 common shares at an average price of $30.82 per share. The retired shares were purchased for $44.6 million. The average carrying value of the stock retired was deducted from common stock and the remaining excess over the average carrying value of stock was charged to accumulated deficit. The Company has $46.3 million available under its approved repurchase program.

The total number of shares purchased during the three months ended March 31, 2017 does not include any shares purchased in the administration of employee share-based compensation plans (which amounted to 368,624 (2016 — 181,277) common shares, at an average price of $32.38 (2016 — $32.28) per share).

As at March 31, 2017, the IMAX LTIP trustee held 23,706 (December 31, 2016 – 66,093) shares purchased for $0.8 million (December 31, 2016—$2.0 million) in the open market to be issued upon the settlement of RSUs and stock options. The shares held with the trustee are recorded at cost and are reported as a reduction against capital stock on the condensed consolidated balance sheet.

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

(b)	Net Income Per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months
	Ended March 31,
	2017	2016
Net income applicable to common shareholders	$75	$11,302

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	66,160	69,673
Weighted average number of shares issued (repurchased) during the period	203	(294)

Weighted average number of shares used in computing basic income per share	66,363	69,379
Assumed exercise of stock options and RSUs, net of shares assumed repurchased	817	741

Weighted average number of shares used in computing diluted income per share	67,180	70,120

The calculation of diluted earnings per share excludes 1,785,013 shares that are issuable upon the vesting of 171,673 RSUs and the exercise of 1,613,340 stock options for the three months ended March 31, 2017, as the impact would be antidilutive. The calculation of diluted earnings per share excludes 3,245,033 shares that are issuable upon the vesting of 615,028 RSUs and the exercise of 2,630,005 stock options for the three months ended March 31, 2016, as the impact would be antidilutive.

As part of the adoption of ASU 2016-09, the excess tax benefit is no longer included in the calculation of diluted shares under the treasury stock method.

(c)	Shareholder’s Equity Attributable to Common Shareholders

The following summarizes the movement of Shareholders’ Equity attributable to common shareholders for the three months ended March 31, 2017:

Balance as at December 31, 2016	$562,012
Net income attributable to common shareholders	75
Retrospective adjustment related to intra-entity transfers (notes 2 and 11)	(8,314)
Adjustments to capital stock:
Cash received from the issuance of common shares	13,082
Issuance of common shares for vested RSUs	273
Fair value of stock options exercised at the grant date	3,270
Share held in treasury	1,160
Adjustments to other equity:
Employee stock options granted	1,596
Non-employee stock options granted and vested	17
Fair value of stock options exercised at the grant date	(3,270)
RSUs granted	3,554
RSUs vested	(6,506)
Stock exercised from treasury shares	(7,025)
Adjustments to accumulated other comprehensive loss:
Unrealized net gain from cash flow hedging instruments	313
Realization of cash flow hedging net loss upon settlement	285
Foreign currency translation adjustments	312
Tax effect of movement in other comprehensive income	(157)

Balance as at March 31, 2017	$560,677

13. Segmented Information

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

In the first quarter of 2017, modifications have been made to the CEO’s reporting package to move away from the Company’s historical two primary groups – IMAX Theater Systems and Film – and align with the way in which the CODM manages the business. The new structure is expected to assist users of the financial statements with an enhanced understanding of how management views the business, and the drivers behind the Company’s performance. Certain of the prior period’s figures have been reclassified to conform to the current period’s presentation.

The Company has identified new business as an additional reportable segment in the first quarter of 2017. The Company now has the following eight reportable segments: IMAX systems; IMAX DMR; joint revenue sharing arrangements; theater system maintenance; film distribution; film post-production; new business; and other.

The Company’s reportable segments are now under four primary groups identified by nature of product sold or service provided: (1) Network Business, representing variable revenue generated by box-office results and which includes the reportable segment of IMAX DMR and contingent rent from the joint revenue sharing arrangements and IMAX systems segments; (2) Theater Business, representing revenue generated by the sale and installation of theater systems and maintenance services, primarily related to the IMAX Systems and Theater System Maintenance reportable segments, and also includes fixed hybrid revenues and upfront installation costs from the joint revenue sharing arrangements segment and after-market sales of projection system parts and 3D glasses from the other segment; (3) New Business, which includes content licensing and distribution fees associated with the Company’s original content investments, virtual reality initiatives, IMAX Home Entertainment, and other business initiatives that are in the development and/or start-up phase, and (4) Other; which includes the film post-production and distribution segments and certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items from the other segment. The Company is presenting information at a disaggregated level to provide more relevant information to readers, as permitted by the standard. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2016 Form 10-K. In addition, refer to Item 2 of the Company’s Form 10-Q for additional information regarding the four primary groups mentioned above.

Transactions between the IMAX DMR segment and the film post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.

	Three Months Ended
	March 31,
	2017	2016
Revenue(1)
Network business
IMAX DMR	$23,408	$29,805
Joint revenue sharing arrangements — contingent rent	15,233	21,315
IMAX systems — contingent rent	688	1,187

	39,329	52,307

Theater business
IMAX systems	9,527	20,674
Joint revenue sharing arrangements — fixed fees	470	2,070
Theater system maintenance	11,045	9,826
Other theater	2,165	2,487

	23,207	35,057

New business	1,280	—

Other
Film post-production	3,072	2,407
Film distribution	512	363
Other	1,257	1,994

	4,841	4,764

Total	$68,657	$92,128

Gross Margin
Network business
IMAX DMR(2)	$17,467	$22,823
Joint revenue sharing arrangements — contingent rent(2)	10,250	17,487
IMAX systems — contingent rent	688	1,187

	28,405	41,497

Theater business
IMAX systems(2)	5,741	6,648
Joint revenue sharing arrangements — fixed fees(2)	88	504
Theater system maintenance	4,249	3,439
Other theater	430	(32)

	10,508	10,559

New business	(337)	(225)

Other
Film post-production	1,101	1,249
Film distribution(2)	(3,764)	(679)
Other	(142)	(225)

	(2,805)	345

Total	$35,771	$52,176

(1)	The Company’s largest customer represented 17.2% of total revenues for the three months ended March 31, 2017 (2016 — 16.0%).
(2)	IMAX DMR segment margins include marketing costs of $2.6 million for the three months ended March 31, 2017 (2016 — $2.3 million). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $0.4 million for the three months ended March 31, 2017 (2016 — $0.1 million). IMAX systems segment margins include marketing and commission costs of $0.4 million for the three months ended March 31, 2017 (2016 — $0.5 million). Film distribution segment margins include a marketing recovery of $0.2 million for the three months ended March 31, 2017 (2016 — expense of $0.7 million).

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Three Months Ended
	March 31,
	2017	2016
Revenue
United States	$25,198	$35,544
Canada	3,282	7,077
Greater China	18,590	24,939
Asia (excluding Greater China)	8,429	5,559
Western Europe	5,813	11,486
Russia & the CIS	3,183	1,692
Latin America	1,654	3,527
Rest of the World	2,508	2,304

Total	$68,657	$92,128

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) classifications comprises more than 10% of the total revenue.

14. Employee’s Pension and Postretirement Benefits

(a)	Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan (the “SERP”) covering Richard L. Gelfond, CEO of the Company.

The following table provides disclosure of the pension obligation for the SERP:

	March 31,	December 31,
	2017	2016
Projected benefit obligation:
Obligation, beginning of period	$19,580	$19,478
Interest cost	107	261
Actuarial gain	—	(159)

Obligation, end of period and unfunded status	$19,687	$19,580

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended
	March 31,
	2017	2016
Interest cost	$107	$65

Pension expense	$107	$65

No contributions are expected to be made for the SERP during the remainder of 2017. The Company expects interest costs of $0.3 million to be recognized as a component of net periodic benefit cost during the remainder of 2017.

The accumulated benefit obligation for the SERP was $19.7 million at March 31, 2017 (December 31, 2016 — $19.6 million).

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2017 (nine months remaining)	$—
2018	—
2019	—
2020	21,115
2021	—
Thereafter	—

$21,115

The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2019), although Mr. Gelfond has not informed the Company that he intends to retire at that time.

(b)	Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three months ended March 31, 2017, the Company contributed and expensed an aggregate of $0.3 million (2016 — $0.4 million) to its Canadian defined contribution plan and an aggregate of $0.2 million (2016 — $0.2 million) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

In September 2016, the Company entered into a new employment agreement with Greg Foster, CEO of IMAX Entertainment and

Senior Executive Vice President of the Company, which provides for an employment term from July 2, 2016 through July 2, 2019. Under the agreement, the Company agreed to create a deferred compensation plan (the “Retirement Plan”) covering Mr. Foster, and to make a total contribution of $3.2 million over the three-year employment term. The Retirement Plan is subject to a vesting schedule based on continued employment with the Company, such that 25% will vest July 2019; 50% will vest July 2022; 75% will vest July 2025; and Mr. Foster will be 100% vested in July 2027. As at March 31, 2017, the Company had an unfunded benefit obligation recorded of $0.8 million (December 31, 2016 — $0.5 million). The Company has expensed $0.3 million for the three months ended March 31, 2017 (2016 — $nil).

(c)	Postretirement Benefits—Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at March 31, 2017 is $0.7 million (December 31, 2016 — $0.6 million). The Company has expensed less than $0.1 million for the three months ended March 31, 2017 (2016 — less than $0.1 million).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2017 (nine months remaining)	$21
2018	24
2019	26
2020	33
2021	36
Thereafter	514

Total	$654

(d)	Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees upon meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. The postretirement benefits obligation as at March 31, 2017 is $1.8 million (December 31, 2016 — $1.7 million). The Company has expensed less than $0.1 million for the three months ended March 31, 2017 (2016 — less than $0.1 million).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2017 (nine months remaining)	$92
2018	99
2019	105
2020	108
2021	110
Thereafter	1,244

Total	$1,758

15. Financial Instruments

(a)	Financial Instruments

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

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at March 31, 2017		As at December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$190,481	$190,481	$204,759	$204,759
Net financed sales receivable	$112,682	$113,792	$114,041	$115,014
Net investment in sales-type leases	$7,808	$8,163	$8,084	$8,372
Convertible loan receivable	$1,000	$1,000	$1,000	$1,000
Available-for-sale investment	$1,000	$1,010	$1,000	$1,007
Foreign exchange contracts — designated forwards	$302	$302	$(296)	$(296)
Borrowings under the Playa Vista Loan	$(27,167)	$(27,167)	$(27,667)	$(27,667)

Cash and cash equivalents are comprised of cash and interest-bearing investments with original maturity dates of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value (Level 1 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2017 and December 31, 2016, respectively.

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2017 and December 31, 2016, respectively.

The estimated fair value of the Company’s convertible loan receivable is based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2017 and December 31, 2016, respectively.

The fair value of the Company’s available-for-sale investment is determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2017 and December 31, 2016, respectively.

The fair value of foreign currency derivatives is determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2017 and December 31, 2016, respectively. These identical instruments are traded on a closed exchange.

The carrying value of borrowings under the Playa Vista Loan approximates fair value as the interest rates offered under the Playa Vista Loan are close to March 31, 2017 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at March 31, 2017.

There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2017 or 2016. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers in or out of the Company’s level 3 assets during the three months ended March 31, 2017.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at March 31, 2017			As at December 31, 2016
	Minimum	Financed		Minimum	Financed
	Lease	Sales		Lease	Sales
	Payments	Receivables	Total	Payments	Receivables	Total
In good standing	$7,465	$110,249	$117,714	$7,741	$111,568	$119,309
Credit Watch	—	1,683	1,683	—	1,514	1,514
Pre-approved transactions	—	633	633	—	842	842
Transactions suspended	1,015	611	1,626	1,015	611	1,626

	$8,480	$113,176	$121,656	$8,756	$114,535	$123,291

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at March 31, 2017		As at December 31, 2016
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance
Net investment in leases	$1,015	$(672)	$1,015	$(672)
Net financed sales receivables	611	(494)	611	(494)

Total	$1,626	$(1,166)	$1,626	$(1,166)

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

The Company’s aged financing receivables are as follows:

	As at March 31, 2017
					Related			Recorded
	Accrued			Billed	Unbilled	Total		Investment
	and	30-89		Financing	Recorded	Recorded	Related	Net of
	Current	Days	90+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$41	$94	$763	$898	$7,582	$8,480	$(672)	$7,808
Net financed sales receivables	1,884	2,379	2,879	7,142	106,035	113,176	(494)	112,682

Total	$1,925	$2,473	$3,642	$8,040	$113,617	$121,656	$(1,166)	$120,490

	As at December 31, 2016
					Related			Recorded
	Accrued			Billed	Unbilled	Total		Investment
	and	30-89		Financing	Recorded	Recorded	Related	Net of
	Current	Days	90+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$28	$159	$781	$968	$7,788	$8,756	$(672)	$8,084
Net financed sales receivables	2,393	1,724	2,368	6,485	108,050	114,535	(494)	114,041

Total	$2,421	$1,883	$3,149	$7,453	$115,838	$123,291	$(1,166)	$122,125

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at March 31, 2017
					Related		Recorded
	Accrued			Billed	Unbilled		Investment
	and	30-89		Financing	Recorded	Related	Past Due
	Current	Days	90+ Days	Receivables	Investment	Allowance	and Accruing
Net investment in leases	$38	$61	$293	$392	$2,237	$—	$2,629
Net financed sales receivables	146	968	2,280	3,394	25,876	—	29,270

Total	$184	$1,029	$2,573	$3,786	$28,113	$—	$31,899

	As at December 31, 2016
					Related		Recorded
	Accrued			Billed	Unbilled		Investment
	and	30-89		Financing	Recorded	Related	Past Due
	Current	Days	90+ Days	Receivables	Investment	Allowance	and Accruing
Net investment in leases	$—	$54	$244	$298	$1,646	$—	$1,944
Net financed sales receivables	284	634	1,854	2,772	20,147	—	22,919

Total	$284	$688	$2,098	$3,070	$21,793	$—	$24,863

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

	For the Three Months Ended March 31, 2017
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$525	$75	$(494)	$525	$—
Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:

Net financed sales receivables	$525	$75	$(494)	$525	$—

	For the Three Months Ended March 31, 2016
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$748	$414	$(643)	$748	$—
Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:

Net financed sales receivables	$748	$414	$(643)	$748	$—

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables are as follows:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Net Investment	Net Financed	Net Investment	Net Financed
	in Leases	Sales Receivables	in Leases	Sales Receivables
Allowance for credit losses:
Beginning balance	$672	$494	$672	$568
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision	—	—	—	75

Ending balance	$672	$494	$672	$643

Ending balance: individually evaluated for impairment	$672	$494	$672	$643

Financing receivables:
Ending balance: individually evaluated for impairment	$8,480	$113,176	$10,577	$110,387

(d)	Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates. A majority portion of the Company’s revenues is denominated in U.S. dollars while a substantial portion of its costs and expenses is denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In China and Japan the Company has ongoing operating expenses related to its operations in Chinese Renminbi and Japanese yen, respectively. Net cash flows are converted to and from U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Chinese Renminbi, Japanese yen, Canadian dollars and Euros which are converted to U.S. dollars through the spot market. In addition, because IMAX films generate box-office in 75 different countries, unfavourable exchange rates between applicable local currencies, and the U.S. dollar affect the Company’s reported gross box-office and revenues, further impacting the Company’s results of operations. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at March 31, 2017 (the “Foreign Currency Hedges”), with settlement dates throughout 2017 and 2018. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statements of operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. For foreign currency cash flow hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statements of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statements of operations. The Company currently does not hold any derivatives which are not designated as hedging instruments.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value of foreign exchange contracts:

	March 31,	December 31,
	2017	2016
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$39,802	$37,825

Fair value of derivatives in foreign exchange contracts:

		March 31,	December 31,
	Balance Sheet Location	2017	2016
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$604	$480
	Accrued and other liabilities	(302)	(776)

		$302	$(296)

Derivatives in Foreign Currency Hedging relationships for the three months ended March 31:

		Three Months Ended March 31,
		2017	2016
Foreign exchange contracts — Forwards	Derivative Gain
	Recognized in OCI
	(Effective Portion)	$313	$2,207

	Location of Derivative Loss
	Reclassified from AOCI	Three Months Ended March 31,
	into Income (Effective Portion)	2017	2016
Foreign exchange contracts — Forwards	Selling, general and
	administrative expenses	$(285)	$(1,277)

		Three Months Ended March 31,
		2017	2016
Foreign exchange contracts—Forwards	Derivative Loss
	Recognized In and Out of
	OCI (Effective Portion)	$(47)	$—

The Company’s estimated net amount of the existing gains as at March 31, 2017 is $0.4 million, which is expected to be reclassified to earnings within the next twelve months

(e)	Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 or FASB ASC 320, as appropriate. As at March 31, 2017, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2016 — $nil). The Company’s accumulated losses in excess of its equity investment were $0.7 million as at March 31, 2017, and are classified in Accrued and other liabilities. For the three months ended March 31, 2017, gross revenues, cost of revenue and net loss for the Company’s investments were $0.2 million, $0.9 million and $0.7 million, respectively (2016 — $0.4 million, $2.2 million and $1.8 million, respectively). The Company has determined it is not the primary beneficiary of this VIE, and therefore this entity has not been consolidated. In 2016, the Company issued a convertible loan of $1.0 million to this entity with a term of 3 years with an annual effective interest rate of 5.0%. The instrument is classified as an available-for-sale investment due to certain features that allow for conversion to common stock in the entity in the event of certain triggers occurring. In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meet the criteria for classification as a debt security under the FASB ASC 320 and is recorded at a fair value of $nil at March 31, 2017 (December 31, 2016 — $nil). This investment was classified as an available-for-sale investment. Furthermore, the Company has an investment of $1.0 million (December 31, 2016 — $1.0 million) in the shares of an exchange traded fund. This investment is also classified as an available-for-sale investment. As at March 31, 2017, the Company held investments with a total value of $3.5 million in the preferred shares of enterprises which meet the criteria for classification as an equity security under FASB ASC 325, carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million at March 31, 2017 (December 31, 2016 — $nil). The total carrying value of investments in new business ventures at March 31, 2017 is $3.0 million (December 31, 2016 — $2.0 million) and is recorded in Other assets.

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

The following summarizes the movement of the non-controlling interest in shareholders’ equity, in the Company’s subsidiary for the three months ended March 31, 2017:

Balance as at December 31, 2016	$59,562
Net income	1,463
Other comprehensive loss	146

Balance as at March 31, 2017	$61,171

(b)	Other Non-Controlling Interest

In 2014, the Company announced the creation of the Film Fund to co-finance a portfolio of 10 original large-format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company agreed to contribute $9.0 million to the Film Fund over five years starting in 2014 and sees the Film Fund as a self-perpetuating vehicle designed to generate a continuous, steady flow of high-quality documentary content. As at March 31, 2017, the Film Fund invested $13.4 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

The following summarizes the movement of the non-controlling interest in temporary equity, in the Company’s subsidiary for the three months ended March 31, 2017:

Balance as at December 31, 2016	$4,980
Net loss	(2,425)

Balance as at March 31, 2017	$2,555

IMAX CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters”. IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as such, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. There were 1,226 IMAX theater systems (1,121 commercial multiplexes, 14 commercial destinations, 91 institutional) operating in 75 countries as of March 31, 2017. This compares to 1,066 theater systems (952 commercial multiplexes, 17 commercial destinations, 97 institutional) operating in 68 countries as of March 31, 2016.

The Company’s core business consists of:

•	the Digital Re-Mastering (“DMR”) of films into the IMAX format for exhibition in the IMAX theater network in exchange for a certain percentage of contingent box-office receipts from both studios and exhibition partners; and

•	the provision of IMAX premium theater systems (“IMAX theater systems”) to exhibitor customers through sales, long-term leases or under joint revenue sharing arrangements.

IMAX theater systems are based on proprietary and patented technology developed over the course of the Company’s 50-year history and combine:

•	ability to exhibit content that has undergone IMAX DMR movie conversion, which results in higher image and sound fidelity than conventional cinema experiences;

•	advanced, high-resolution projectors with specialized equipment and automated theater control systems, which generate significantly more contrast and brightness than conventional theater systems;

•	large screens and proprietary theater geometry, which result in a substantially larger field of view so that the screen extends to the edge of a viewer’s peripheral vision and creates more realistic images;

•	sound system components, which deliver more expansive sound imagery and pinpointed origination of sound to any specific spot in an IMAX theater; and

•	specialized theater acoustics, which result in a four-fold reduction in background noise.

Together these components cause audiences in IMAX theaters to feel as if they are a part of the on-screen action, creating a more intense, immersive and exciting experience than in a traditional theater.

As a result of the immersiveness and superior image and sound quality of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for IMAX DMR films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX DMR films, generates incremental box-office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX network. The incremental box-office generated by IMAX DMR films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood blockbuster films. Driven by the advent of digital technology that reduced the IMAX DMR conversion time and with the strengthening of the Company’s relationships with the major studios, the number of IMAX DMR films released to the theater network per year has increased significantly in recent years. The Company released 51 IMAX DMR films in 2016 and expects to release a similar number of IMAX DMR films in 2017.

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. To that end, the Company introduced its next-generation laser-based digital projection system at the end of 2014. The Company believes that the IMAX laser-based projectors present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The laser projection solution is the first IMAX digital projection system capable of illuminating the largest screens in its network. As at March 31, 2017, 40 laser-based digital systems were operational. The Company is in the process of developing a commercial laser-based digital projection system designed for IMAX theaters in multiplexes.

NEW BUSINESS INITIATIVES

The Company is exploring new lines of business outside of its core business, with a focus on investments in original content, alternative location-based entertainment experiences, as well as premium IMAX home entertainment technologies and services.

Original Content

In November 2016, the Company announced an agreement with Marvel Television Inc. (“Marvel”) and Disney|ABC Television Group to co-produce and exclusively premiere theatrically the new television series “Marvel’s Inhumans” in IMAX theaters. Under the agreement, the first two episodes of the series are expected to run worldwide exclusively in IMAX theaters for two weeks in September 2017. Several weeks later, the series will premiere on the ABC network in the U.S. and across other networks internationally. In connection with the Company’s investment in the series, the Company will have an equity participation across the venture, including in the theatrical and television platforms. This agreement marks the first time a live-action television series has debuted in this manner, and the first time the Company has an economic interest in a television property.

The Company has also created two film funds to help finance the production of original content. In 2015, the Company announced the creation of the IMAX China Film Fund (the “China Film Fund”) with its subsidiary IMAX China, its partner CMC and several other large investors to help fund Mandarin language commercial films. The China Film Fund, which is expected initially to be capitalized with over $100.0 million, will target productions that can leverage the Company’s brand, relationships, technology and release windows in China. The China Film Fund is expected to co-finance approximately 15 Mandarin-language tent-pole films over three years, and will target contributions of between $3.0 million and $7.0 million per film. The China Film Fund will operate under an IMAX China-CMC controlled greenlight committee.

In addition, the Company’s IMAX Original Film Fund (the “Film Fund”) was established in 2014 to co-finance a portfolio of 10 original large format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company agreed to contribute $9.0 million to the Film Fund over five years starting in 2014 and sees the Film Fund as a self-perpetuating vehicle designed to generate a continuous flow of high-quality documentary content. As at March 31, 2017, the Film Fund has invested $13.4 million toward the development of original films.

Virtual Reality

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

In January 2017, the Company launched its flagship pilot IMAX VR Center in Los Angeles and has signed agreements for additional IMAX VR Center pilots, including in China, the United States and the United Kingdom, which are scheduled to open in the coming months. The Company plans to use these pilot locations to test several factors including the overall customer experience, pricing models, throughput, types of content featured and differences in geographic areas. If successful, the Company’s intent is to roll out IMAX VR Centers globally.

In order to deliver high quality content to the IMAX VR Centers, the Company has partnered with Google to design and develop a cinema-grade IMAX VR camera, which will enable filmmakers and content creators to capture and deliver high-quality, 360-degree content experiences to audiences. In addition, the Company recently announced the creation of a virtual reality fund (the “VR Fund”) among the Company, its subsidiary IMAX China Holding Inc. (“IMAX China”) and other strategic investors. The VR Fund will help finance the creation of an estimated 25-30 interactive VR content experiences over the next three years for use across all VR platforms, including in the IMAX VR Centers. The VR Fund will target premium productions with its Hollywood studio and filmmaker partners, as well as gaming publishers and other leading content developers. To further supplement these content experiences, in March 2017, the Company and Warner Bros. Home Entertainment announced a new VR co-financing and production agreement to develop and release three premium, interactive VR experiences based on some of Warner Bros. Pictures’ most highly anticipated upcoming blockbuster films, including Justice League, Aquaman and a third experience that has yet to be announced. The companies plan to launch one experience each year, beginning with Justice League VR in late 2017, and the experiences will receive an exclusive release window in IMAX VR Centers before being made available to other VR platforms.

Through its VR initiative, the Company sees a unique opportunity to combine premium equipment, more robust computing power, and specially designed spaces to create a highly differentiated, destination-based VR experience that will draw consumers out of their homes, similar to the strategy it has successfully employed in the cinema space.

IMAX Home Entertainment Technologies and Services

With respect to IMAX home entertainment, the Company has announced home theater initiatives, including a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater system. Since 2013, the joint venture has signed agreements with end users for the sale of more than 140 premium home theater systems, and has signed agreements with distributors for the sale of more than 500 home theater systems. Beyond its premium home theater, the Company is also currently developing other components of broader home entertainment platform designed to allow consumers to experience elements of The IMAX Experience® in their homes.

SOURCES OF REVENUE

The primary revenue sources for the Company can be categorized into four main groups: network business, theater business, new business and other.

The network business includes variable revenues that are primarily derived from film studios and exhibitors. Under the Company’s DMR arrangements, the Company provides digital re-mastering services to studios in exchange for a percentage of contingent box office receipts. Under joint revenue sharing arrangements, the Company provides IMAX theater systems to exhibitors and also receives a percentage of contingent box-office receipts. In addition, certain of the Company’s sales and sales-type leases require customers to make contingent rent payments that are tied to box office performance, and this contingent rent is included in the network business.

The theater business includes fixed revenues that are primarily derived from theater exhibitors through either a sale or sales-type lease arrangement. Sales and sales-type lease arrangements typically require fixed upfront and annual minimum payments. The theater business side also includes fixed revenues that are required under the Company’s hybrid theater systems from the joint revenue sharing arrangements segment. In addition, theater exhibitors also pay for associated maintenance, extended warranty services and the provision of aftermarket parts of its system components, and these revenues are included in the theater business.

New business includes revenue in connection with the Company’s original content and VR initiatives, IMAX Home Entertainment and other business initiatives that are in the development and/or start-up phase.

The Company also derives a small portion of other revenues from the film studios for provision of film production services, operation of its owned and operated theaters and camera rentals.

The Company believes that separating the fixed price revenues from the variable sources of revenue, as well as isolating its non-core new business initiatives, provides valuable information about the Company’s performance.

Network Business: Digital Re-Mastering (IMAX DMR) and Joint Revenue Sharing Arrangements

Digital Re-Mastering (IMAX DMR)

The Company has developed a proprietary technology, known as IMAX DMR, to digitally re-master Hollywood films into IMAX digital cinema package format or 15/70-format film for exhibition in IMAX theaters at a modest cost that is incurred by the Company. IMAX DMR digitally enhances the image resolution of motion picture films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. In a typical IMAX DMR film arrangement, the Company receives a percentage, which in recent years has averaged approximately 12.5%, of net box-office receipts, defined as gross box office receipts less applicable sales taxes, of any commercial films released outside of Greater China in return for converting them to the IMAX DMR format and distributing them through the IMAX theater network. Within Greater China, the Company receives a lower percentage of box-office receipts for certain films.

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting selected scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by shooting the film in a larger aspect ratio. Several recent films have featured select sequences shot with IMAX cameras including Transformers: The Last Knight: An IMAX 3D Experience, to be released in June 2017, Dunkirk: The IMAX Experience, to be released in July 2017, Star Wars: The Last Jedi: An IMAX 3D Experience, to be released in December 2017, Batman v Superman: Dawn of Justice: An IMAX 3D Experience, released in March 2016; Captain America: Civil War: An IMAX 3D Experience, released in May 2016, among others. In addition, Marvel’s Avengers: Infinity War – Part 1: An IMAX 3D Experience and Avengers: Infinity War – Part 2: An IMAX 3D Experience are expected to be shot in their entireties using the IMAX camera, which is the second time a full feature length movie will be filmed with the IMAX cameras. Sully: The IMAX Experience, released in August 2016, was shot with IMAX cameras for a majority of the film.

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

The Company believes that the growth in international box-office is an important driver of future growth for the Company. During three months ended March 31, 2017, 64.7% of the Company’s gross box-office from IMAX DMR films was generated in international markets, as compared to 59.3% in the three months ended March 31, 2016. To support growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets. During 2016, 12 local language IMAX DMR films, including nine in China, two in Russia and one in Japan were released to the IMAX theater network. During the three months ended March 31, 2017, two local language IMAX DMR films, including one in China and one in Russia were released to the IMAX theater network. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX theater network in the remainder of 2017 and beyond.

In addition to the 12 IMAX DMR films released to the IMAX theater network during the first three months ended March 31, 2017, 17 additional IMAX DMR films have been announced so far to be released in the remainder of 2017:

•	The Fate of the Furious: The IMAX Experience (Universal Pictures, April 2017);

•	Guardians of the Galaxy Vol. 2: The IMAX Experience (Walt Disney Studios, April 2017);

•	Baahubali 2: The Conclusion: The IMAX Experience (Arka Media, April 2017, India and select markets);

•	Alien: Covenant: The IMAX Experience (20th Century Fox, May 2017);

•	Pirates of the Caribbean: Dead Men Tell No Tales: The IMAX Experience (Walt Disney Studios, May 2017);

•	Wonder Woman: The IMAX Experience (Warner Bros. Pictures, June 2017);

•	The Mummy: The IMAX Experience (Universal Pictures, June 2017);

•	Transformers: The Last Knight: The IMAX Experience (Paramount Pictures, June 2017);

•	Spider-Man: Homecoming: The IMAX Experience (Sony Pictures-distributed and Marvel Studios and Sony Pictures- produced, July 2017);

•	Dunkirk: The IMAX Experience (Warner Bros. Pictures, July 2017);

•	The Solutrean: The IMAX Experience (Sony Pictures, September 2017);

•	The Lego Ninjago Movie: The IMAX Experience (Warner Bros. Pictures, September 2017);

•	Blade Runner 2049: The IMAX Experience (Warner Bros. Pictures, October 2017);

•	Geostorm: The IMAX Experience (Warner Bros. Pictures, October 2017);

•	Thor: Ragnarök: The IMAX Experience (Walt Disney Studios, October 2017);

•	Justice League: The IMAX Experience (Warner Bros. Pictures, November 2017); and

•	Star Wars: The Last Jedi: The IMAX Experience (Walt Disney Studios, December 2017).

In addition, in conjunction with Marvel and Disney|ABC Television Group, the Company will be co-producing and exclusively premiering theatrically the new television series “Marvel’s Inhumans” in IMAX theaters. The first two episodes of the series are expected to run worldwide exclusively in IMAX theaters for two weeks in September 2017, and several weeks later, the series will premiere on the ABC network. The Company will have an equity participation across the venture, including in the theatrical and television platforms, representing the first time the Company will have an economic interest in a television property.

To date, the Company has announced the following 16 titles to be released in 2018 to the IMAX theater network:

•	Maze Runner: The Death Cure: The IMAX Experience (20th Century Fox, January 2018);

•	Predator: The IMAX Experience (20th Century Fox, February 2018);

•	Marvel’s Black Panther: The IMAX Experience (Walt Disney Studios, February 2018);

•	Untitled Marvel Movie: The IMAX Experience (20th Century Fox, March 2018);

•	Tomb Raider: The IMAX Experience (Warner Bros. Pictures, March 2018);

•	Robin Hood: The IMAX Experience (Lionsgate, March 2018);

•	Ready Player One: The IMAX Experience (Warner Bros. Pictures, March 2018);

•	Rampage: The IMAX Experience (Warner Bros. Pictures, April 2018);

•	Avengers: Infinity War: The IMAX Experience (Walt Disney Studios, April 2018);

•	Untitled Han Solo Star Wars Anthology: The IMAX Experience (Walt Disney Studios, May 2018);

•	Jurassic World Sequel: The IMAX Experience (Universal Pictures, June 2018);

•	The Incredibles 2: The IMAX Experience (Walt Disney Studios, June 2018);

•	Ant-Man and The Wasp: The IMAX Experience (Walt Disney Studios, July 2018);

•	Alita: Battle Angel: The IMAX Experience (20th Century Fox, July 2018);

•	Aquaman: The IMAX Experience (Warner Bros. Pictures, October 2018); and

•	Fantastic Beasts and Where to Find Them 2: The IMAX Experience (Warner Bros. Pictures, November 2018).

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate, and anticipates that the number of IMAX DMR films to be released to the IMAX network in 2017 will be similar to the 51 IMAX DMR films released to the IMAX network in 2016.

Joint Revenue Sharing Arrangements — Contingent Rent

The Company provides IMAX theater systems to certain of its customers under joint revenue sharing arrangements (“JRSA”). The Company has two basic types of joint revenue sharing arrangements: traditional and hybrid.

Under a traditional joint revenue sharing arrangement, the Company provides the IMAX theater system in return for a portion of the customer’s IMAX box-office receipts and, in some cases, concession revenues, rather than requiring the customer to pay a fixed upfront payment or annual minimum payments, as would be required under a sales or sales-type lease arrangement. Payments, which are based on box-office receipts, are required throughout the term of the arrangement and are due either monthly or quarterly. Certain maintenance and extended warranty services are provided to the customer for a separate fixed annual fee. The Company retains title to the theater system equipment components, and the equipment is returned to the Company at the conclusion of the arrangement.

Under a hybrid joint revenue sharing arrangement, by contrast, the customer is responsible for making upfront payments prior to the delivery and installation of the IMAX theater system in an amount that is typically half of what the Company would receive from a straight sale transaction. As with a traditional joint revenue sharing arrangement, the customer also pays the Company a portion of the customer’s IMAX box-office receipts over the term of the arrangement, although the percentage of box-office receipts owing to the Company is typically half that of a traditional joint revenue sharing arrangement. The fixed revenues under a hybrid joint revenue sharing arrangement are reported in the Company’s theater business operations, while the contingent box-office receipts are included in the Company’s network business operations.

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

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box-office. The Company funds its joint revenue sharing arrangements through cash flows from operations. As at March 31, 2017, the Company had 649 theaters in operation under joint revenue sharing arrangements, a 21.5% increase as compared to the 534 joint revenue sharing arrangements open as at March 31, 2016. The Company also had contracts in backlog for an additional 348 theaters under joint revenue sharing arrangements as at March 31, 2017.

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

IMAX systems — Contingent Rent

The Company’s sales and sales type lease arrangements include contingent rent in excess of fixed minimum ongoing payments. This contingent rent, which is included in the Company’s network business operations, is recognized after the fixed minimum amount per annum is exceeded as driven by box-office performance. Contingent payments in excess of fixed minimum ongoing payments of sales or sales type lease arrangements are recognized as revenue when reported by theater operators, provided collectibility is reasonably assured. In addition, contingent rent includes amounts realized for changes in rent and maintenance payments which are indexed to a local consumer price index.

Theater Business: IMAX Systems, Theater System Maintenance and fixed fees from Joint Revenue Sharing Arrangements

IMAX Systems

The Company also provides IMAX theater systems to customers on a sales or long-term lease basis, typically with an initial 10-year term. These agreements typically require the payment of initial fees and ongoing fees (which can include a fixed minimum amount per annum and contingent fees in excess of the minimum payments), as well as maintenance and extended warranty fees. The initial fees vary depending on the system configuration and location of the theater. Initial fees are paid to the Company in installments between the time of system signing and the time of system installation, which is when the total of these fees, in addition to the present value of future annual minimum payments, are recognized as revenue. Ongoing fees are paid over the term of the contract, commencing after the theater system has been installed, and is a fixed minimum amount per annum. Finance income is derived over the term of a financed sale or sales-type lease arrangement as the unearned income on that financed sale or sales-type lease is earned. Certain maintenance and extended warranty services are provided to the customer for a separate fixed annual fee.

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

Joint Revenue Sharing Arrangements — Fixed Fees

As discussed in joint revenue sharing arrangements above, under a hybrid joint revenue sharing arrangement the customer is responsible for making upfront payments prior to the delivery and installation of the IMAX theater system in an amount that is typically half of what the Company would receive from a straight sale transaction. These upfront payments are included in the Company’s theater business operations.

Theater System Maintenance

For all IMAX theaters, theater owners or operators are also responsible for paying the Company an annual maintenance and extended warranty fee. Under these arrangements, the Company provides proactive and emergency maintenance services to every theater in its network to ensure that each presentation is up to the highest IMAX quality standard. Annual maintenance fees are paid throughout the duration of the term of the theater agreements.

Other Theater Revenues

Additionally, the Company generates revenues from the sale of after-market parts and 3D glasses.

Revenue from theater business arrangements is recognized at a different time from when cash is collected. See “Critical Accounting Policies” in Item 1 of the Company’s Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) for further discussion on the Company’s revenue recognition policies.

IMAX Theater Network

The following table outlines the breakdown of the theater network by type and geographic location as at March 31:

	2017 Theater Network Base				2016 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	351	5	40	396	344	5	45	394
Canada	37	2	7	46	37	2	7	46
Greater China(1)	416	—	17	433	295	—	17	312
Asia (excluding Greater China)	95	2	3	100	81	3	5	89
Western Europe	76	4	10	90	70	6	10	86
Russia & the CIS	57	—	—	57	48	—	—	48
Latin America(2)	38	—	12	50	37	—	11	48
Rest of the World	51	1	2	54	40	1	2	43

Total	1,121	14	91	1,226	952	17	97	1,066

(1) Greater China includes China, Hong Kong, Taiwan and Macau.
(2) Latin America includes South America, Central America and Mexico.

As of March 31, 2017, 36.1% of IMAX systems in operation were located in the United States and Canada compared to 41.3% as at March 31, 2016.

To minimize the Company’s credit risk, the Company retains title to the underlying theater systems under lease arrangements, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

The Company currently believes that over time its commercial multiplex theater network could grow to approximately 2,450 IMAX theaters worldwide from 1,121 commercial multiplex IMAX theaters operating as March 31, 2017. The Company believes that the majority of its future growth will come from international markets. As at March 31, 2017, 63.9% of IMAX theater systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 58.7% as at March 31, 2016. Revenues and gross box-office derived from outside the United States and Canada continue to exceed revenues and gross box-office from the United States and Canada. Risks associated with the Company’s international business are outlined in Risk Factors – “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2016 Form 10-K.

Greater China continues to be the Company’s second-largest and fastest-growing market, measured by revenues. The Company’s Greater China operations have accounted for an increasingly significant portion of its overall revenues, with nearly 27% of overall revenues generated from the Company’s China operations in the three months ended March 31, 2017. As at March 31, 2017, the Company had 433 theaters operating in Greater China with an additional 356 theaters in backlog that are scheduled to be installed in Greater China by 2022. The Company’s backlog in Greater China represents 67.9% of the Company’s current backlog. The Company continues to invest in joint revenue sharing arrangements with select partners to ensure ongoing revenue in this key market. The Company’s largest single international partnership is in China with Wanda Cinema Line Corporation (“Wanda”). In 2016, the Company and Wanda signed an agreement for an additional 150 theater systems under a joint revenue sharing arrangement. This increases Wanda’s total commitment to the Company to 360 theater systems in Greater China, of which 345 theater systems are under the parties’ joint revenue sharing arrangement. Other key partners in China include CJ CGV Holdings, Ltd. (with a total commitment of 120 theater systems, of which 100 theater systems will be located in China); Guangzhou JinYi Media Corporation (with a total commitment of 60 theater systems, all of which are located in China); and Bona Film Group (with a total commitment of 35 theater systems throughout Greater China). See Risk Factors – “The Company faces risks in connection with the continued expansion of its business in China” in Item 1A of the Company’s 2016 Form 10-K.

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at March 31:

	2017			2016
	IMAX Commercial Multiplex Theater Network			IMAX Commercial Multiplex Theater Network
	JRSA	Sale / Sales- type lease	Total	JRSA	Sale / Sales- type lease	Total
Domestic Total (United States & Canada)	268	120	388	261	120	381

International:
Greater China	268	148	416	180	115	295
Asia (excluding Greater China)	54	41	95	43	38	81
Western Europe	44	32	76	40	30	70
Russia & the CIS	—	57	57	—	48	48
Latin America	—	38	38	—	37	37
Rest of the World	15	36	51	10	30	40

International Total	381	352	733	273	298	571

Worldwide Total	649	472	1,121	534	418	952

As at March 31, 2017, 268 (2016 — 261) of the 649 (2016 — 534) theaters under joint revenue sharing arrangements in operation, or 41.3% (2016 — 48.9%) were located in the United States and Canada, with the remaining 381 (2016 — 273) or 58.7% (2016 — 51.1%) of arrangements being located in international markets. The Company continues to seek to expand its network of theaters under joint revenue sharing arrangements, particularly in select international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	March 31, 2017				March 31, 2016
			Fixed				Fixed
			Contractual				Contractual
	Number of		Dollar Value		Number of		Dollar Value
	Systems		(in thousands)		Systems		(in thousands)
Sales and sales-type lease arrangements	176		$218,085		174		$225,225
Joint revenue sharing arrangements
Hybrid arrangements	93		50,124	(1)	119		65,576	(1)
Traditional arrangements	255		3,580	(2)	95		450	(2)

	524	(3)	$271,789		388	(4)	$291,251

(1)	Reflects contractual upfront payments. Future contingent payments are not reflected as these are based on negotiated shares of box-office results.
(2)	No fixed upfront or annual minimum payments. Future contingent payments are not reflected as these are based on negotiated shares of box-office results.
(3)	Includes 21 laser-based digital theater system configurations, including three upgrades. The Company continues to develop and roll out its laser-based digital projection system. See “Research and Development” in Item 2 of this Part I for additional information.
(4)	Includes 21 laser-based digital theater system configurations, including six upgrades (one xenon configuration and five laser configurations).

The number of theater systems in the backlog reflects the minimum number of commitments under signed contracts. The dollar value fluctuates depending on the number of new theater system arrangements signed from year to year, which adds to backlog, and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated theater. Sales backlog includes initial fees along with the estimated present value of contractual ongoing fees due over the term; however, it excludes amounts allocated to maintenance and extended warranty revenues as well as fees (contingent rent) in excess of contractual ongoing fees that may be received in the future. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, operating leases, letters of intent or long-term conditional theater commitments. The value of theaters under joint revenue sharing arrangements is excluded from the dollar value of sales backlog, although certain theater systems under joint revenue sharing arrangements provide for contracted upfront payments and therefore carry a backlog value based on those payments. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.

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

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at March 31:

	2017			2016
	IMAX Theater Backlog			IMAX Theater Backlog
	JRSA	Sale / Lease	Total	JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	49	9	58	22	15	37

International:
Greater China	268	88	356	155	72	227
Asia (excluding Greater China)	12	19	31	22	22	44
Western Europe	12	6	18	9	4	13
Russia & the CIS	—	17	17	—	23	23
Latin America	—	21	21	—	20	20
Rest of the World	7	16	23	6	18	24

International Total	299	167	466	192	159	351

Worldwide Total	348	176	524	214	174	388

Approximately 88.9% of IMAX theater system arrangements in backlog as at March 31, 2017 are scheduled to be installed in international markets (2016 – 90.5%).

The following reflects the Company’s signings and installations:

	For the Three Months Ended
	March 31,
	2017		2016
Theater System Signings:
Full new sales and sales-type lease arrangements	36		28
New joint revenue sharing arrangements	2		7

Total new theaters	38		35
Upgrades of IMAX theater systems	1		1

Total theater signings	39		36

	For the Three Months Ended
	March 31,
	2017		2016
Theater System Installations:
Full new sales and sales-type lease arrangements	5		5
New joint revenue sharing arrangements	9		5

Total new theaters	14		10
Upgrades of IMAX theater systems	1	(1)	9	(1)(2)

Total theater installations	15		19

(1)	Includes one installation of an upgrade to a laser-based digital system under a sales arrangement (2016 – eight laser-based digital systems under sales and sales-type lease arrangements).
(2)	Includes one installation of an upgrade to a xenon-based digital system under a sales arrangement.

The Company anticipates that it will install approximately 160 new theater systems (excluding upgrades) in 2017. The Company’s installation estimates include scheduled systems from backlog, as well as the Company’s estimate of installations from arrangements that will sign and install in the same calendar year. The Company cautions, however, that theater system installations may slip from period to period over the course of the Company’s business, usually for reasons beyond its control.

New Business

The Company’s new businesses include its original content and VR initiatives, IMAX Home Entertainment, and other new business initiatives that are in the development and/or start-up phase. If successful, the Company’s intent is to continue its focus on developing these areas of new business.

Other

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

The Company derives a small portion of its revenues from other sources. As at March 31, 2017, the Company had two owned and operated IMAX theaters (December 31, 2016 — two owned and operated theaters). In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to three other theaters. The Company also rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company prepares its condensed consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to selling prices associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; write-downs for inventory obsolescence; ultimate revenues for film assets; impairment provisions for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post retirement assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the condensed consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in Item 7 of the Company’s 2016 Form 10-K.

Impact of Recently Issued Accounting Pronouncements

Please see note 2 to the condensed consolidated financial statements in Item 1 for information regarding the Company’s recent changes in accounting policies and the impact of all recently issued accounting pronouncements impacting the Company.

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

The Company presents adjusted net income and adjusted net income per diluted share, which excludes stock-based compensation, because it believes that they are important supplemental measures of the Company’s comparable controllable operating performance. Although stock-based compensation is an important aspect of the Company’s employee and executive compensation packages, it is mostly a non-cash expense and is excluded from certain internal business performance measures, and the Company wants to ensure that its investors fully understand the impact of its stock-based compensation (net of any related tax impact) on net income.

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

The Company is required to maintain a minimum level of “EBITDA”, as such term is defined in the Company’s credit agreement (and which is referred to herein as “Adjusted EBITDA”, as the credit agreement includes additional adjustments beyond interest, taxes, depreciation and amortization). EBITDA and Adjusted EBITDA (each as defined below) are used by management to evaluate, assess and benchmark the Company’s operational results, and the Company believes that EBITDA and Adjusted EBITDA are relevant and useful information widely used by analysts, investors and other interested parties in the Company’s industry. Accordingly, the Company is disclosing this information to permit a more comprehensive analysis of its operating performance and to provide additional information with respect to the Company’s ability to comply with its credit agreement requirements. However, EBITDA and Adjusted EBITDA are non-GAAP measures and should not be construed as substitutes for net income, operating income or other operating performance measures that are determined in accordance with U.S. GAAP. In addition, EBITDA and Adjusted EBITDA might not be comparable to similarly titled measures used by other companies.

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

RESULTS OF OPERATIONS

Important factors that the Company’s Chief Executive Officer (“CEO”) Richard L. Gelfond uses in assessing the Company’s business and prospects include:

•	the signing, installation and financial performance of theater system arrangements (particularly its joint revenue sharing arrangements and new laser-based projection system);

•	film performance and the securing of new film projects (particularly IMAX DMR films);

•	revenue and gross margins from the Company’s segments;

•	earnings from operations as adjusted for unusual items that the Company views as non-recurring;

•	the success of new business initiatives (including new content and VR initiatives);

•	short- and long-term cash flow projections;

•	the continuing ability to invest in and improve the Company’s technology to enhance its differentiation of presentation versus other cinematic experiences; and

•	the overall execution, reliability and consumer acceptance of The IMAX Experience.

Management, including the Company’s CEO, who is the Company’s Chief Operating Decision Maker (“CODM”) (as defined in the Segment Reporting Topic of the FASB ASC), assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), write-downs net of recoveries, interest income, interest expense and tax (provision) recovery are not allocated to the segments. As identified in note 13 to the accompanying condensed consolidated financial statements in Item 1, the Company has identified new business as an additional reportable segment in the first quarter of 2017. The Company now has the following eight reportable segments: IMAX DMR; joint revenue sharing arrangements; IMAX systems; theater system maintenance; other; new business; film distribution; and film post-production. The Company is presenting the following information at a disaggregated level to provide more relevant information to readers, as permitted by the standard:

•	Network Business

•	The IMAX DMR segment consists of variable fees for the conversion of films into the IMAX DMR format generated by the box-office results from the exhibition of those films in the IMAX theater network.

•	Joint revenue sharing arrangements – contingent rent, consists of variable rent revenues from box-office exhibited in IMAX theaters in exchange for the provision of IMAX theater projection system equipment to exhibitors. This excludes fixed hybrid revenues and upfront installation costs from the Company’s hybrid joint revenue sharing arrangements.

•	IMAX systems – contingent rent consists of payments in excess of certain fixed minimum ongoing payments, under arrangements in the IMAX systems segment, which are recognized when reported by theater operators, provided collectibility is reasonably assured.

•	Theater Business

•	The IMAX systems segment consists of the design, manufacture and installation of IMAX theater projection system equipment under sales or sales-type lease arrangements for upfront and ongoing consideration, including ongoing fees and finance income.

•	Joint revenue sharing arrangements – fixed fee consists of fixed hybrid revenues and upfront installation costs from the joint revenue sharing arrangement segment.

•	The theater system maintenance segment consists of the provision of IMAX theater projection system equipment maintenance services to the IMAX theater network and the associated costs of those services.

•	Other theater includes after-market sales of IMAX theater projection system parts and 3D glasses from the other segment.

•	New Business

•	The new business segment consists of content licensing and distribution fees associated with the Company’s original content investments, VR initiatives, IMAX Home Entertainment, and other new business initiatives that are in the development and/or start-up phase.

•	Other

•	The film distribution segment consists of revenues and costs associated with the distribution of documentary films for which the Company has distribution rights.

•	The film post-production segment consists of the provision of film post-production services and their associated costs.

•	The other segment consists of certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items.

The Company’s Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations has been organized by the Company into four primary groups – Network Business, Theater Business, New Business and Other. Each of the Company’s reportable segments, as identified above, has been classified into one of these broader groups for purposes of MD&A discussion. The Company believes that this approach is consistent with how the CODM reviews the financial performance of the business and makes strategic decisions regarding resource allocation and investments to meet long-term business goals. Management believes that a discussion and analysis based on these groups is significantly more relevant and useful to readers, as the Company’s condensed consolidated statements of operations captions combine results from several segments. Certain of the prior period’s figures have been reclassified to conform to the current period’s presentation.

Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016

The Company reported a net loss of $0.9 million, or a loss of $0.01 per basic and diluted share, for the first quarter of 2017 as compared to net income of $14.0 million, or $0.20 per basic and diluted share for the first quarter of 2016. Net income for the first quarter of 2017 includes a $5.3 million charge, or $0.08 per diluted share (2016 — $5.9 million or $0.09 per diluted share), for stock-based compensation. Adjusted net income, which consists of net income excluding the impact of stock-based compensation and the related tax impact, was $3.0 million, or $0.05 per diluted share, for the first quarter of 2017 as compared to adjusted net income of $18.0 million, or $0.26 per diluted share, for the first quarter of 2016. The Company reported net income attributable to common shareholders of $0.1 million, or $nil per basic and diluted share for the first quarter of 2017 (2016 — $11.3 million, or $0.16 per basic and diluted share). Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation and the related tax impact, was $3.9 million, or $0.06 per diluted share, for the first quarter of 2017 as compared to adjusted net income attributable to common shareholders of $15.3 million, or $0.22 per diluted share, for the first quarter of 2016. A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

(In thousands of U.S. dollars, except per share amounts)	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net (loss) income	$(887)	$(0.01)	$13,952	$0.20
Adjustments:
Stock-based compensation	5,264	0.08	5,873	0.09
Tax impact on items listed above	(1,341)	(0.02)	(1,800)	(0.03)

Adjusted net income	3,036	0.05	18,025	0.26
Net loss (income) attributable to non-controlling interests	962	0.01	(2,650)	(0.04)
Stock-based compensation (net of tax of less than $0.1 million and less than $0.1 million, respectively) attributable to non-controlling interests	(128)	—	(125)	—

Adjusted net income attributable to common shareholders	$3,870	$0.06	$15,250	$0.22

Weighted average diluted shares outstanding		67,180		70,120

The following table sets forth the breakdown of revenue and gross margin by nature for the three months ended March 31:

(In thousands of U.S. dollars)	Revenue		Gross Margin
	2017	2016	2017	2016
Network business
IMAX DMR	$23,408	$29,805	$17,467	$22,823
Joint revenue sharing arrangements — contingent rent	15,233	21,315	10,250	17,487
IMAX systems — contingent rent	688	1,187	688	1,187

	39,329	52,307	28,405	41,497

Theater business
IMAX Systems
Sales and sales-type leases(1)	6,942	17,999	3,220	4,320
Ongoing fees and finance income(2)	2,585	2,675	2,521	2,328
Joint revenue sharing arrangements — fixed fees	470	2,070	88	504
Theater system maintenance	11,045	9,826	4,249	3,439
Other theater	2,165	2,487	430	(32)

	23,207	35,057	10,508	10,559

New business	1,280	—	(337)	(225)

Other
Film distribution and post-production	3,584	2,770	(2,663)	570
Other	1,257	1,994	(142)	(225)

	4,841	4,764	(2,805)	345

	$68,657	$92,128	$35,771	$52,176

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases and finance income.

Revenues and Gross Margin

The Company’s revenues for the first quarter of 2017 decreased 25.5% to $68.7 million from $92.1 million in first quarter of 2016, primarily due to a decrease in revenues from the Company’s network and theater business segments. The gross margin across all segments in the first quarter of 2017 was $35.8 million, or 52.1% of total revenue, compared to $52.2 million, or 56.6% of total revenue in the first quarter of 2016.

Network Business

Network business revenue decreased 24.8% to $39.3 million in the first quarter of 2017 from $52.3 million in the first quarter of 2016. The Company’s network business revenue is driven by box-office performance, which was lower in the first quarter of 2017 as compared to the first quarter of 2016 as discussed below.

IMAX DMR revenues decreased 21.5% to $23.4 million in the first quarter of 2017 from $29.8 million in the first quarter of 2016, mostly the result of a decrease in box-office performance. Gross box-office generated by IMAX DMR films decreased 22.0% to $212.1 million in the first quarter of 2017 from $272.0 million in the first quarter of 2016. Gross box-office per screen for the first quarter of 2017 averaged $189,300, in comparison to $284,400 in the first quarter of 2016. In the first quarter of 2017, gross box-office was generated primarily by the exhibition of 18 films (12 new and 6 carryovers), as compared to 17 films (11 new and 6 carryovers) exhibited in the first quarter of 2016. IMAX DMR gross margins decreased to $17.5 million from $22.8 million primarily due to lower film box-office performance and higher costs, including marketing, print and sound.

Revenues from joint revenue sharing arrangements decreased to $15.2 million in the first quarter of 2017 from $21.3 million in the first quarter of 2016. The Company ended the first quarter of 2017 with 649 theaters operating under joint revenue sharing arrangements, as compared to 534 theaters at the end of the first quarter of 2016, an increase of 21.5%. Gross box-office generated by the joint revenue sharing arrangements was 19.6% lower at $115.8 million in the first quarter of 2017 from $144.0 million in the first quarter of 2016. The decrease in revenues from joint revenue sharing arrangements was largely due to lower film box-office performance versus the prior year comparative period, offset partially by continued network growth.

The gross margin from joint revenue sharing arrangements decreased 41.4% to $10.3 million in the first quarter of 2017 from $17.5 million in the first quarter of 2016. Included in the calculation of gross margin for the first quarter of 2017 were certain advertising, marketing and commission costs primarily associated with new theater launches of $0.4 million, as compared to $0.1 million during the first quarter of 2016.

Contingent rent revenue from IMAX systems decreased to $0.7 million in the first quarter of 2017 from $1.2 million in the first quarter of 2016. Contingent rent revenue are payments received in excess of the fixed minimum ongoing payments which are primarily driven by box-office performance reported by theater operators. The decrease in revenue is primarily due to a decrease in box-office performance in the first quarter of 2017 as compared to the first quarter of 2016.

Theater Business

Theater Business revenue decreased 33.8% to $23.2 million in the first quarter of 2017 as compared to $35.1 million in first quarter of 2016. This is primarily due to the installation of one laser-based digital upgrade in the first quarter of 2017, with a total value of $1.3 million, as compared to eight laser-based digital upgrades and one xenon-based digital upgrade in the first quarter of 2016, with a total value of $12.1 million. The Company installed seven theater systems under sales or sales-type lease arrangements, which includes one theater system under a hybrid joint revenue sharing arrangement, in the first quarter of 2017 versus 18 theater systems, which includes four theater systems under hybrid joint revenue sharing arrangements, in the first quarter of 2016.

Revenue from sales and sales-type leases was $6.9 million in the first quarter of 2017, as compared to $18.0 million in the first quarter of 2016. The Company recognized revenue on five full, new theater systems which qualified as either sales or sales-type leases in the first quarter of 2017, with a total value of $5.5 million, versus five full, new theater systems in the first quarter of 2016 with a total value of $5.8 million. Average revenue per full, new sales and sales-type lease systems was $1.1 million for the three months ended March 31, 2017, as compared to $1.2 million in the three months ended March 31, 2016. The average revenue per full, new sales and sales-type lease systems varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors.

The Company recognized revenue from one full, new theater system under a hybrid joint revenue sharing arrangement in the first quarter of 2017, with a total value of $0.5 million, versus four full, new theater systems in the first quarter of 2016 with a total value of $2.1 million. Average revenue per system upgrade was $1.3 million for the three months ended March 31, 2017, which was consistent with the three months ended March 31, 2016.

The installation of theater systems in newly-built theaters or multiplexes, which make up a large portion of the Company’s theater system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangement (see discussion below) installations by theater system configuration is outlined in the table below:

	Three Months Ended March 31,
	2017		2016
New IMAX digital theater systems - installed and recognized
Sales and sales-types lease arrangements	5		5
Joint revenue sharing arrangements	9	(1)	5	(1)

Total new theater systems	14		10

IMAX digital theater system upgrades - installed and recognized
Sales and sales-types lease arrangements	1	(2)	9	(2)

Total upgraded theater systems	1		9

Total theater systems installed	15		19

(1)	Includes one hybrid and eight traditional theater systems under joint revenue sharing arrangements (2016 – four hybrids and one traditional joint revenue sharing arrangements).
(2)	Includes one laser-based digital system configuration under a sales arrangement (2016 – eight laser-based digital system configuration upgrades).

Theater business margin from full, new sales and sales-type lease systems was 66.0% in the first quarter of 2017 which was lower than the 68.2% experienced in the first quarter of 2016. On average, the Company experiences lower margins from the installation of laser-based digital systems. The Company expects these margins to improve through further development of its commercial laser-based projection system. Gross margin from theater system upgrades was $0.2 million in the first quarter of 2017, as compared to $1.4 million in the first quarter of 2016, primarily due to one system upgrade in the first quarter of 2017, as compared to eight upgrades in the first quarter of 2016. In addition, the Company recorded a charge of $0.2 million upon the upgrade of xenon-based digital systems under operating lease arrangements to laser-based digital systems under sales or sales-type lease arrangements in the first quarter of 2016, for components which were not used in the upgrade and cannot be used for future installations. No such charge was recorded in the first quarter of 2017. Gross margin varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location and other various factors.

Gross margin from the installation and recognition of hybrid joint revenue sharing arrangements was $0.1 million in the first quarter of 2017, as compared to $0.5 million in the first quarter of 2016.

Theater system maintenance revenue increased 12.4% to $11.0 million in the first quarter of 2017 from $9.8 million in the first quarter of 2016. Theater system maintenance gross margin was $4.2 million in the first quarter of 2017 versus $3.4 million in the first quarter of 2016. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Ongoing fees and finance income was $2.6 million in the first quarter of 2017 compared to $2.7 million in the first quarter of 2016. Gross margin for ongoing rent and finance income increased to $2.5 million in the first quarter of 2017 from $2.3 million in the first quarter of 2016.

Other theater revenue decreased to $2.2 million in the first quarter of 2017 as compared to $2.5 million in the first quarter of 2016. Other theater revenue primarily includes revenue generated from the Company’s after-market sales of projection system parts and 3D glasses. The gross margin recognized from other theater revenue was $0.4 million in the first quarter of 2017 as compared to a loss of less than $0.1 million in the first quarter of 2016.

New Business

Revenue earned from the Company’s new business initiatives was $1.3 million in the first quarter of 2017, as compared to $nil in the first quarter of 2016. New business revenue was primarily generated from the progress on the development of an IMAX VR camera. No such revenue was earned in the prior year comparative period.

The gross margin recognized from new business was a loss of $0.3 million in the first quarter of 2017 as compared to a loss of $0.2 million in the first quarter of 2016, primarily due to the launch of the Company’s first IMAX VR Center and the performance of the Company’s other new business initiatives, as compared to the prior year comparative period.

The Company is evaluating its new business initiatives separately from its core business as the nature of its activities is separate and distinct from its ongoing operations. The Company recognized a net loss from its new business initiatives for the first quarter of 2017 of $2.6 million, which includes amortization of $0.4 million, a tax recovery of $nil, and an equity loss of $0.2 million, as compared to net loss of $2.5 million, which includes amortization of less than $0.1 million, a tax recovery of $nil, and an equity loss of $0.4 million, in the prior year comparative period. Negative EBITDA from the Company’s new business initiatives was $2.0 million in the first quarter of 2017 and 2016, respectively.

Other

Film distribution and post-production revenues was $3.6 million in the first quarter of 2017, as compared to $2.8 million in the first quarter of 2016, primarily due to an increase in film distribution revenue from IMAX original films. Film distribution and post-production gross margin was a loss of $2.7 million in the first quarter of 2017 as compared to $0.6 million in the first quarter of 2016 primarily due to a charge against film assets. The Company reviewed the carrying value of certain documentary film assets as a result of lower than expected revenue being generated during the period and revised expectations for future revenues based on the latest information available. An impairment of $3.4 million was recorded based on the carrying value of these documentary films as compared to the related estimated future box office and revenues that would ultimately be generated by these films. No similar charge was recorded in the first quarter of 2016.

Other revenue decreased to $1.3 million in the first quarter of 2017, as compared to $2.0 million in the first quarter of 2016. Other revenue primarily includes revenue generated from the Company’s theater operations and camera rental business. The decrease in revenue is primarily the result of two IMAX owned and operational theaters in the first quarter of 2017, as compared to three such theaters in the prior year comparative period.

The gross margin recognized from other revenue was a loss of $0.1 million in the first quarter of 2017 as compared to a loss of $0.2 million in the first quarter of 2016, primarily driven by an increase in camera rental margins in the current period versus the prior year comparative period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $30.9 million in the first quarter of 2017, as compared to $28.9 million in the first quarter of 2016. Selling, general and administrative expenses excluding the impact of stock-based compensation were $25.6 million in the first quarter of 2017, as compared to $23.0 million in the first quarter of 2016. The following reflects the significant items impacting selling, general and administrative expenses as compared to the prior year comparative period:

•	a $1.8 million increase in staff costs related to the core business, including salaries and benefits;

•	a $0.5 million increase due to a change in foreign exchange rates. During the first quarter ended March 31, 2017, the Company recorded a foreign exchange loss of less than $0.1 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities as compared to a gain of $0.5 million recorded in 2016; and

•	a $0.6 million net increase in other general corporate expenditures including consulting, professional fees, travel and entertainment.

These increases were offset by a $0.6 million decrease in the Company’s stock-based compensation, and a $0.3 million decrease in new business costs, primarily related to staff costs, in the three months ended March 31, 2017.

Research and Development

Research and development expenses increased to $4.3 million in the first quarter of 2017 compared to $3.7 million in the first quarter of 2016 and are primarily attributable to the continued development of the Company’s new commercial laser-based digital projection system and other new business initiatives which commenced in 2016, including the Google camera and virtual reality. As of March 31, 2017, the Company had 40 laser-based digital theater systems in operation and 21 laser-based digital theater systems in backlog.

The Company intends for additional research and development to continue throughout 2017 as the Company supports further development of the commercial laser-based projection system and its new business initiatives.

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

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.2 million in the first quarter of 2017 as compared to a net provision of $0.1 million in the first quarter of 2016.

The Company’s accounts receivables and financing receivables are subject to credit risk, as a result of geographical location, exchange rate fluctuations, and other factors. These receivables are concentrated with the leading theater exhibitors and studios in the film entertainment industry. To minimize the Company’s credit risk, the Company retains title to underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimate of potentially uncollectible amounts. Accordingly, the Company believes it has adequately protected itself against exposures relating to receivables and contractual commitments.

Interest Income and Expense

Interest income was $0.2 million in the first quarter of 2017, as compared to $0.5 million in the first quarter of 2016.

Interest expense was $0.5 million in the first quarter of 2017, as compared to $0.4 million in the first quarter of 2016. Included in interest expense is the amortization of deferred finance costs in the amount of $0.1 million in the first quarter of 2017, as compared to $0.1 million in the first quarter of 2016. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

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

As at March 31, 2017, the Company had a gross deferred income tax asset of $29.7 million, against which the Company is carrying a $0.2 million valuation allowance. For the three months ended March 31, 2017, the Company recorded an income tax provision of $0.1 million, of which a provision of less than $0.1 million was related to an increase in its provision for uncertain tax positions. In addition, included in the provision for income taxes was a $0.3 million recovery for windfall tax benefits, offset by a $0.6 million provision related to the portion of losses applicable to non-controlling interests in the Company’s Film Fund.

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

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. As at March 31, 2017, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2016 — $nil). The Company’s accumulated losses in excess of its equity investment were $0.7 million as at March 31, 2017. For the three months ended March 31, 2017, gross revenues, cost of revenue and net loss for these investments were $0.2 million, $0.9 million and $0.7 million, respectively (2016 — $0.4 million, $2.2 million and $1.8 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.3 million first quarter of 2017, compared to $0.4 million experienced in the first quarter of 2016.

Non-Controlling Interests

The Company’s condensed consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the IMAX China IPO as well as the impact of a non-controlling interest in its subsidiary created for the Film Fund activity. For the three months ended March 31, 2017, the net loss attributable to non-controlling interests of the Company’s subsidiaries was $1.0 million (2016 — net income of $2.7 million).

LIQUIDITY AND CAPITAL RESOURCES

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

Total amounts drawn and available under the Credit Facility at March 31, 2017 were $nil and $200.0 million, respectively (December 31, 2016 – $nil and $200.0 million, respectively).

Under the Credit Facility, the effective interest rate for the three months ended March 31, 2017 was nil, as no amounts were outstanding during the period (2016 – nil).

The Credit Facility provides that the Company is required at all times to satisfy a Minimum Liquidity Test (as defined in the Credit Agreement) of at least $50.0 million. The Company is also required to maintain minimum EBITDA (as defined in the Credit Agreement) of $100.0 million. The Company is also required to maintain a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 2.0:1.0, which requirement decreases to 1.75:1.0 on December 31, 2017. The Company was in compliance with all of these requirements at March 31, 2017. The Maximum Total Leverage Ratio was 0.25:1 as at March 31, 2017, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $27.2 million. EBITDA is calculated as follows:

	For the	For the
	Three Months Ended	Twelve Months Ended
Adjusted EBITDA per Credit Facility:	March 31, 2017	March 31, 2017(1)
(In thousands of U.S. Dollars)
Net (loss) income	$(887)	$26,256
Add (subtract):
Provision for income taxes	114	12,608
Interest expense, net of interest income	227	611
Depreciation and amortization, including film asset amortization	11,957	47,613

EBITDA	$11,411	$87,088
Write-downs, net of recoveries including asset impairments and receivable provisions	4,010	9,302
Loss from equity accounted investments	255	2,135
Stock and other non-cash compensation	5,660	28,579

Adjusted EBITDA before non-controlling interests	$21,336	$127,104
Adjusted EBITDA attributable to non-controlling interests(2)	(2,845)	(18,211)

	$18,491	$108,893

(1)	Ratio of total debt calculated using twelve months ended Adjusted EBITDA
(2)	The Adjusted EBITDA calculation specified for purposes of the minimum Adjusted EBITDA covenant excludes the reduction in Adjusted EBITDA from the Company’s non-controlling interests.

Playa Vista Financing

IMAX PV Development Inc., a Delaware corporation (“PV Borrower”) and wholly-owned subsidiary of the Company, entered into a loan agreement with Wells Fargo. The loan (the “Playa Vista Loan”) was used to principally fund the costs of development and construction of the new West Coast headquarters of the Company, located in the Playa Vista neighborhood of Los Angeles, California (the “Playa Vista Project”).

In connection with the Playa Vista project, the Playa Vista Loan was fully drawn at $30.0 million and bears interest at a variable rate per annum equal to 2.0% above the 30-day LIBOR rate. PV Borrower is required to make monthly payments of combined principal and interest over a 10-year term with a lump sum payment at the end of year 10. The Playa Vista Loan is being amortized over 15 years. The Playa Vista Loan will be fully due and payable on October 19, 2025 (the “Maturity Date”) and may be prepaid at any time without premium, but with all accrued interest and other applicable payments.

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

Total amount drawn under the Playa Vista Loan as at March 31, 2017 was $27.2 million (December 31, 2016 — $27.7 million). Under the Playa Vista Loan, the effective interest rate for the three months ended March 31, 2017 was 2.85% (2016 — 2.43%).

Letters of Credit and Other Commitments

As at March 31, 2017, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2016 — $nil), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. The Company did not have any letters of credit and advance payment guarantees outstanding as at March 31, 2017 (December 31, 2016 — $0.1 million) under the Bank of Montreal Facility.

Cash and Cash Equivalents

As at March 31, 2017, the Company’s principal sources of liquidity included cash and cash equivalents of $190.5 million, the Credit Facility, anticipated collection from trade accounts receivable of $96.1 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $24.7 million and payments expected in the next 12 months on existing backlog deals. As at March 31, 2017, the Company did not have any amount drawn on the Credit Facility (remaining availability of $200.0 million), and the Company had $27.2 million drawn on the Playa Vista Loan. There were no letters of credit and advance payment guarantees outstanding under both the Credit Facility and the Bank of Montreal Facility. Cash held outside of Canada as at March 31, 2017 was $142.4 million (December 31, 2016 — $148.0 million), of which $29.4 million was held in the People’s Republic of China (“PRC”) (December 31, 2016 — $31.5 million). The Company’s intent is to permanently reinvest these amounts outside of Canada and the Company does not currently anticipate that it will need funds generated from foreign operations to fund North American operations. In the event funds from foreign operations are needed to fund operations in North America and if withholding taxes have not already been previously provided, the Company would be required to accrue and pay these additional withholding tax amounts on repatriation of funds from China to Canada. The Company currently estimates this amount to be $5.2 million.

During the three months ended March 31, 2017, the Company’s operations used cash of $0.6 million. The Company used cash of $14.2 million to fund capital expenditures, to build equipment for use in joint revenue sharing arrangements, to purchase other intangible assets, to invest in new business ventures such as its VR initiatives and to purchase property, plant and equipment. Based on management’s current operating plan for 2017, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements, to fund DMR agreements with studios, invest in new business ventures and continued share repurchases. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of 9 new theater systems under joint revenue sharing arrangements during the three months ended March 31, 2017, of which 8 new theater systems were capitalized by the Company.

In 2014, the Company’s Board of Directors approved a $150.0 million share repurchase program for shares of the Company’s common stock, which program was amended on April 20, 2016 to increase the aggregate purchase allowance to $200.0 million. Purchases under the program commenced in 2014, and the program expires June 30, 2017. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares, and the share repurchase program may be suspended or discontinued by the Company at any time. During the three months ended March 31, 2017, the Company did not repurchase any common shares. The Company has $46.3 million available under its approved repurchase program.

The Company’s operating cash flow will be adversely affected if management’s projections of future signings for theater systems and film performance, theater installations and film productions are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2016 Form 10-K), there is no guarantee that the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures. Based on the Company’s cash flow from operations and facilities, it expects to have sufficient capital and liquidity to fund its operations in the normal course for the next 12 months.

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

Cash used in operating activities amounted to $0.6 million for the three months ended March 31, 2017. Changes in other non-cash operating assets as compared to December 31, 2016 include:

•	a decrease of $0.2 million in accounts receivable resulting from amounts billed in the period offset by cash receipts;

•	a decrease of $1.8 million in financing receivables primarily due to ongoing minimum rent payments received offset by installation and recognition of IMAX theater systems under sales or sales-type lease arrangements;

•	an increase of $3.3 million in inventories due to an increase in the number of installations and recognitions of IMAX theater systems under sales or sales-type lease arrangements and joint revenue sharing arrangements anticipated subsequent to period end;

•	an increase of $1.4 million in prepaid expenses due to timing; and

•	an increase of $0.2 million in other assets which includes an increase of $0.2 million in commissions and other deferred selling expenses, an increase of $0.1 million in insurance recoveries, offset by a decrease of $0.1 million in other assets.

Changes in other operating liabilities as compared to December 31, 2016 include: an increase in deferred revenue of $10.6 million related to backlog payments received in the current period, offset by amounts relieved from deferred revenue related to theater system installations; a decrease in accounts payable of $6.0 million; and a decrease of $18.8 million in accrued liabilities primarily due to a decrease in income taxes payable and bonus payable due to timing.

Investing Activities

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, other intangible assets and investments in film assets were $16.5 million for the three months ended March 31, 2017 as compared to $13.3 million for the three months ended March 31, 2016. The Company expects its investment in capital expenditures to remain fairly consistent as the nature of these cash outlays in particular, joint revenue sharing arrangements and film assets, exist to strengthen operational performances.

Net cash used in investing activities amounted to $14.2 million in three months ended March 31, 2017, which includes purchases of $4.1 million in property, plant and equipment, an investment in joint revenue sharing equipment of $7.5 million, an investment in new business ventures of $1.0 million and an investment in other intangible assets of $1.6 million, primarily related to expanding the functionality of the Company’s enterprise resource planning system.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2017 amounted to $0.5 million as compared to net cash used in financing activities of $53.3 million in the three months ended March 31, 2016. In the three months ended March 31, 2017, the Company paid $11.9 million to purchase treasury stock for the settlement of restricted share units and options and $0.1 million of taxes relating to employee stock award vesting. In addition, the Company also made $0.5 million in repayments under the Playa Vista Loan. These cash outlays were offset by $13.1 million received from the issuance of common shares resulting from stock option exercises.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of March 31, 2017 are as follows:

	Payments Due by Period
	Total
(In thousands of U.S. Dollars)	Obligations	2017	2018	2019	2020	2021	Thereafter
Purchase obligations(1)	$24,647	$24,647	$—	$—	$—	$—	$—
Pension obligations(2)	21,115	—	—	—	21,115	—	—
Operating lease obligations(3)	34,545	5,067	6,168	4,088	1,949	1,795	15,478
Playa Vista Loan(4)	27,167	1,500	2,000	2,000	2,000	2,000	17,667
Postretirement benefits obligations	4,812	888	1,198	681	141	146	1,758
Other financial commitments(5)	39,173	39,173	—	—	—	—	—

	$151,459	$71,275	$9,366	$6,769	$25,205	$3,941	$34,903

(1)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
(2)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2019), although Mr. Gelfond has not informed the Company that he intends to retire at that time.
(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s property in New York and at the various owned and operated theaters.
(4)	The Playa Vista Loan is fully due and payable on October 19, 2025. The Company is required to make monthly payments of combined principal and interest.
(5)	Other financial commitments include the Company’s total minimum commitment toward the development, production, post-production and marketing, related to certain film and new content initiatives.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering Mr. Gelfond. As at March 31, 2017, the Company had an unfunded and accrued projected benefit obligation of approximately $19.7 million (December 31, 2016 — $19.6 million) in respect of the SERP.

Pursuant to an employment agreement dated November 8, 2016, the term of Mr. Gelfond’s employment was extended through December 31, 2019, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating his entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at March 31, 2017, the Company had an unfunded benefit obligation of $1.8 million (December 31, 2016 — $1.7 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors, upon retirement. As at March 31, 2017, the Company had an unfunded benefit obligation of $0.7 million (December 31, 2016 — $0.6 million).

In September 2016, the Company entered into a new employment agreement with Greg Foster, CEO of IMAX Entertainment and Senior Executive Vice President of the Company, which provides for an employment term from July 2, 2016 through July 2, 2019. Under the agreement, the Company agreed to create a deferred compensation retirement plan (the “Retirement Plan”) covering Mr. Foster, and to make a total contribution of $3.2 million over the three-year employment term. The Retirement Plan is subject to a vesting schedule based on continued employment with the Company, such that 25% will vest July 2019; 50% will vest July 2022; 75% will vest July 2025; and Mr. Foster will be 100% vested in July 2027. As at March 31, 2017, the Company had an unfunded benefit obligation recorded of $0.8 million (December 31, 2016 — $0.5 million).

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In addition, IMAX films generate box office in 75 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. dollar could have an impact on the Company’s reported gross box office and revenues. The Company has incoming cash flows from its revenue generating theaters and ongoing operating expenses in China through its majority-owned subsidiary IMAX Shanghai Multimedia Technology Co., Ltd. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net Renminbi and Japanese Yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Renminbi, Japanese Yen, Euros and Canadian dollars.

The Company manages its exposure to foreign exchange rate risks through the Company’s regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

The Company’s subsidiaries, IMAX (Shanghai) Multimedia Technology Co., Ltd. and IMAX (Shanghai) Theatre Technology Services Co. Ltd., held approximately 202.5 million Renminbi ($29.4 million U.S dollars) in cash and cash equivalents in the PRC as at March 31, 2017 (December 31, 2016 — 218.2 million Renminbi or $31.5 million U.S. dollars) and are required to transact locally in Renminbi. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administrative of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the China government are beyond the control of the Company, however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements.

For the three months ended March 31, 2017, the Company recorded a foreign exchange loss of less than $0.1 million as compared to a foreign exchange gain of $0.5 million for the three months ended March 31, 2016, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2017 and 2018. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statements of operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. All foreign currency forward contracts held by the Company as at March 31, 2017, are designated and qualify as foreign currency cash flow hedging instruments. For foreign currency cash flow hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statements of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statements of operations. The notional value of foreign currency cash flow hedging instruments at March 31, 2017 was $39.8 million (December 31, 2016 — $37.8 million). A gain of $0.3 million was recorded to Other Comprehensive Income with respect to the change in fair value of these contracts for the three months ended March 31, 2017 (2016 — gain of $2.2 million). A loss of $0.3 million was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses for the three months ended March 31, 2017 (2016 — loss of $1.3 million). The Company’s estimated net amount of the existing gains as at March 31, 2017 is $0.4 million, which is expected to be reclassified to earnings within the next twelve months. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At March 31, 2017, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros translated into U.S. dollars was $68.1 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2017, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $6.8 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at March 31, 2017, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at March 31, 2017, the Company had not drawn down on its Credit Facility (December 31, 2016 — $nil).

As at March 31, 2017, the Company had drawn down $27.2 million on its Playa Vista Loan (December 31, 2016 — $27.7 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in the LIBOR. The Company had variable rate debt instruments representing 12.5% and 12.0% of its total liabilities at March 31, 2017 and December 31, 2016, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at March 31, 2017.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at March 31, 2017 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See note 8 to the accompanying condensed consolidated financial statements in Item 1 for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, the reader should carefully consider the factors disclosed in Part I, Item 1A “Risk Factors” in the Company’s 2016 Form 10-K. The risks described in the Company’s Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that are currently deemed to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated April 20, 2017, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated April 20, 2017, by Patrick McClymont.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated April 20, 2017, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated April 20, 2017, by Patrick McClymont.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: April 20, 2017	By:	/s/ PATRICK MCCLYMONT
Patrick McClymont
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: April 20, 2017	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)