Form 10-Q
period 2017-06-30
IMAX CORP
filed 2017-07-26
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2017
Common stock, no par value	64,722,846

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

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited Condensed Consolidated Financial Statements are filed as part of this Report:

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$158,244	$204,759
Accounts receivable, net of allowance for doubtful accounts of $991 (December 31, 2016 — $1,250)	96,311	96,349
Financing receivables	119,279	122,125
Inventories	41,264	42,121
Prepaid expenses	9,455	6,626
Film assets	37,835	16,522
Property, plant and equipment	257,452	245,415
Other assets	19,083	33,195
Deferred income taxes	31,503	20,779
Other intangible assets	30,936	30,416
Goodwill	39,027	39,027

Total assets	$840,389	$857,334

Liabilities
Bank indebtedness	$26,336	$27,316
Accounts payable	30,245	19,990
Accrued and other liabilities	87,737	93,208
Deferred revenue	113,689	90,266

Total liabilities	258,007	230,780

Commitments and contingencies
Non-controlling interests	2,387	4,980

Shareholders’ equity
Capital stock common shares — no par value. Authorized — unlimited number.
64,892,201 issued and 64,722,846 outstanding (December 31, 2016 — 66,224,467 issued and 66,159,902 outstanding)	445,466	439,213
Less: Treasury stock, 169,355 shares at cost (December 31, 2016 — 64,565)	(5,412)	(1,939)
Other equity	169,301	177,304
Accumulated deficit	(91,573)	(47,366)
Accumulated other comprehensive loss	(3,061)	(5,200)

Total shareholders’ equity attributable to common shareholders	514,721	562,012
Non-controlling interests	65,274	59,562

Total shareholders’ equity	579,995	621,574

Total liabilities and shareholders’ equity	$840,389	$857,334

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
Revenues
Equipment and product sales	$21,334	$26,489	$32,879	$50,229
Services	44,603	41,385	83,447	85,658
Rentals	19,438	20,752	35,294	42,531
Finance income	2,383	2,367	4,794	4,703
Other	—	750	—	750

	87,758	91,743	156,414	183,871

Costs and expenses applicable to revenues
Equipment and product sales	11,453	15,594	18,917	33,385
Services	21,266	20,528	41,080	38,124
Rentals	5,580	5,298	11,187	9,863
Other	—	46	—	46

	38,299	41,466	71,184	81,418

Gross margin	49,459	50,277	85,230	102,453
Selling, general and administrative expenses	28,589	33,101	59,531	62,020
(including share-based compensation expense of $6.2 million and $11.0 million for the three and six months ended June 30, 2017, respectively (2016 — $8.9 million and $14.7 million, respectively))
Research and development	5,678	3,435	10,012	7,143
Asset impairments	1,225	—	1,225	—
Amortization of intangibles	779	515	1,380	1,006
Receivable provisions, net of recoveries	940	230	1,125	356
Impairment of investments	—	194	—	194
Restructuring charges and associated impairments	10,258	—	10,258	—

Income from operations	1,990	12,802	1,699	31,734
Interest income	280	380	508	847
Interest expense	(435)	(458)	(890)	(856)

Income from operations before income taxes	1,835	12,724	1,317	31,725
Recovery of (provision for) income taxes	238	(2,476)	124	(7,084)
Loss from equity-accounted investments, net of tax	(264)	(1,340)	(519)	(1,781)

Net income	1,809	8,908	922	22,860
Less: net income attributable to non-controlling interests	(3,521)	(2,892)	(2,559)	(5,542)

Net (loss) income attributable to common shareholders	$(1,712)	$6,016	$(1,637)	$17,318

Net (loss) income per share attributable to common shareholders—basic and diluted:
Net (loss) income per share — basic	$(0.03)	$0.09	$(0.02)	$0.25

Net (loss) income per share — diluted	$(0.03)	$0.09	$(0.02)	$0.25

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
Net income	$1,809	$8,908	$922	$22,860

Unrealized net gain (loss) from cash flow hedging instruments	772	(49)	1,085	2,158
Realization of cash flow hedging net (gain) loss upon settlement	(101)	716	184	1,993
Foreign currency translation adjustments	1,304	(1,819)	1,762	(1,397)
Amortization of postretirement benefit plan actuarial loss	—	17	—	34

Other comprehensive income (loss), before tax	1,975	(1,135)	3,031	2,788
Income tax expense related to other comprehensive income (loss)	(175)	(178)	(332)	(1,089)

Other comprehensive income (loss), net of tax	1,800	(1,313)	2,699	1,699

Comprehensive income	3,609	7,595	3,621	24,559
Less: Comprehensive income attributable to non-controlling interests	(3,935)	(2,318)	(3,119)	(4,269)

Comprehensive (loss) income attributable to common shareholders	$(326)	$5,277	$502	$20,290

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,

	2017	2016
Cash provided by (used in):
Operating Activities
Net income	$922	$22,860
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	25,354	22,064
Write-downs, net of recoveries	13,155	1,249
Change in deferred income taxes	(3,133)	(29)
Stock and other non-cash compensation	12,570	15,014
Unrealized foreign currency exchange gain	(462)	(583)
Loss from equity-accounted investments	321	1,980
Loss (gain) on non-cash contribution to equity-accounted investees	198	(199)
Investment in film assets	(19,589)	(10,890)
Changes in other non-cash operating assets and liabilities	7,884	(15,399)

Net cash provided by operating activities	37,220	36,067

Investing Activities
Purchase of property, plant and equipment	(9,771)	(8,472)
Investment in joint revenue sharing equipment	(17,550)	(20,700)
Investment in new business ventures	(1,500)	—
Acquisition of other intangible assets	(2,624)	(1,691)

Net cash used in investing activities	(31,445)	(30,863)

Financing Activities
Repayment of bank indebtedness	(1,000)	(1,000)
Settlement of restricted share units and options	(14,048)	(8,369)
Common shares issued—stock options exercised	14,419	3,582
Treasury stock purchased for future settlement of restricted share units	(5,412)	(13)
Taxes withheld and paid on employee stock awards vested	(187)	(73)
Repurchase of common shares	(46,138)	(85,714)
Taxes paid on secondary sale and repatriation dividend	—	(2,991)

Net cash used in financing activities	(52,366)	(94,578)

Effects of exchange rate changes on cash	76	6

Decrease in cash and cash equivalents during period	(46,515)	(89,368)
Cash and cash equivalents, beginning of period	204,759	317,449

Cash and cash equivalents, end of period	$158,244	$228,081

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

The Company has nine film production companies that are VIEs. For four of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. The majority of these consolidated assets are held by the IMAX Original Film Fund (the “Film Fund”) as described in note 16(b). For the other five film production companies, which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statements of operations.

Total assets and liabilities of the Company’s consolidated VIEs are as follows:

	June 30,	December 31,
	2017	2016
Total assets	$5,417	$10,346
Total liabilities	$6,458	$6,368

Total assets and liabilities of the VIE entities which the Company does not consolidate are as follows:

	June 30,	December 31,
	2017	2016
Total assets	$444	$444
Total liabilities	$374	$363

The Company’s exposure, which is determined based on the level of funding contributed by the Company and the development stage of the respective film, is $nil at June 30, 2017 (December 31, 2016 — $nil).

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

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740)”. The purpose of ASU 2016-16 is to eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments require the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company elected to early adopt ASU 2016-16 during the first quarter of 2017. The impact from the adoption was reflected in the Company’s condensed consolidated financial statements on a modified retrospective basis resulting in an increase to Accumulated deficit of $8.3 million, a decrease to Other assets of $14.8 million, an increase to Deferred taxes of $7.9 million and an increase to Accrued and other liabilities of $1.4 million.

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

Recently Issued FASB Accounting Standard Codification Updates

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The purpose of the amendment is to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. New disclosures will include qualitative and quantitative requirements to provide additional information about the amounts recorded in the financial statements. Lessor accounting will remain largely unchanged from current guidance, however ASU 2016-02 will provide improvements that are intended to align lessor accounting with the lessee model and with updated revenue recognition guidance. For public entities, the amendments in ASU 2016-02 are effective for interim and annual reporting periods beginning after December 15, 2018. As a lessor, the Company has a significant portion of its revenue derived from leases, including its joint revenue sharing arrangements, and while the lessor accounting model is not fundamentally different, the Company continues to evaluate the effect of the standard on this revenue stream.

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

For public companies, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20, which are all related to Topic 606, are effective for interim and annual reporting periods beginning after December 15, 2017. The Company has performed an analysis of its contracts to determine those in scope of the standard, has performed detailed analyses of those contracts and identified its performance obligations. At this time, the Company does not believe its future distinct performance obligations will be significantly different from its current deliverables, including its existing system deliverable. The Company has also determined that its revenues from the Digital Re-mastering (“DMR”) of films, theater system hybrid sales and sales contracts will be impacted to varying degrees by the inclusion of variable consideration in the calculation of contract consideration. Revenues from film distribution are expected to use the sales-based royalty model of revenue recognition and as a result, the Company does not expect a significant difference from the current revenue recognition methodology. Revenue recognition practices for aftermarket sales, new business and owned and operated theaters are not expected to change. The Company anticipates that DMR revenues will accelerate from the period in which the gross box office is earned to the period in which the film is released to the IMAX theater network. Hybrid sales revenues will increase by an estimated amount of variable consideration earned from gross box office over the term of the arrangement, appropriately constrained on account of the extent of time until resolution of the contingency. Sales contract consideration will also increase by a component of variable consideration for consumer price index increases and gross box office returns, though the Company does not expect the number to be significant to any one contract. The Company currently intends to adopt the new standard using the modified retrospective method and continues to make significant progress in gathering historical information on its contracts in preparation applying the opening adjustment and for preparing the standard’s expanded disclosure requirements.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). The purpose of the amendment is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, the amendments in ASU 2017-01 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2017-01 on its condensed consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock compensation (Topic 718): Scope of modification accounting” (“ASU 2017-09”). The purpose of the amendment is to clarify which changes to the terms or condition of a share-based payment award require an entity to apply modification accounting. For all entities that offer share based payment awards, ASU 2017-09 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2017-09 on its condensed consolidated financial statements.

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. Accounting standards updates that are not noted above were assessed and determined to be not applicable or not significant to the Company’s condensed consolidated financial statements for the period ended June 30, 2017.

3. Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	June 30,	December 31,
	2017	2016
Gross minimum lease payments receivable	$7,540	$10,466
Unearned finance income	(842)	(1,710)

Minimum lease payments receivable	6,698	8,756
Accumulated allowance for uncollectible amounts	(321)	(672)

Net investment in leases	6,377	8,084

Gross financed sales receivables	151,441	154,301
Unearned finance income	(38,112)	(39,766)

Financed sales receivables	113,329	114,535
Accumulated allowance for uncollectible amounts	(427)	(494)

Net financed sales receivables	112,902	114,041

Total financing receivables	$119,279	$122,125

Net financed sales receivables due within one year	$27,733	$21,980
Net financed sales receivables due after one year	$85,169	$92,061

As at June 30, 2017, the financed sale receivables had a weighted average effective interest rate of 9.2% (December 31, 2016 — 9.3%).

4. Inventories

	June 30,	December 31,
	2017	2016
Raw materials	$25,470	$28,000
Work-in-process	3,995	3,818
Finished goods	11,799	10,303

	$41,264	$42,121

At June 30, 2017, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $5.7 million (December 31, 2016 — $2.3 million).

During the three and six months ended June 30, 2017, the Company recognized write-downs for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of less than $0.1 million and less than $0.1 million, respectively (2016 — $0.1 million and $0.3 million, respectively).

5. Property Plant and Equipment

	As at June 30, 2017
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components	$236,521	$97,691	$138,830
Camera equipment	6,013	3,896	2,117

	242,534	101,587	140,947

Assets under construction	28,792	—	28,792

Other property, plant and equipment
Land	8,203	—	8,203
Buildings	72,325	16,033	56,292
Office and production equipment	42,292	24,672	17,620
Leasehold improvements	9,163	3,565	5,598

	131,983	44,270	87,713

	$403,309	$145,857	$257,452

	As at December 31, 2016
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components	$224,890	$89,218	$135,672
Camera equipment	5,739	3,732	2,007

	230,629	92,950	137,679

Assets under construction	18,315	—	18,315

Other property, plant and equipment
Land	8,203	—	8,203
Buildings	69,861	14,877	54,984
Office and production equipment	41,128	21,935	19,193
Leasehold improvements	10,067	3,026	7,041

	129,259	39,838	89,421

	$378,203	$132,788	$245,415

6. Other Intangible Assets

	As at June 30, 2017
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$11,686	$7,392	$4,294
Licenses and intellectual property	22,595	8,275	14,320
Other	17,506	5,184	12,322

	$51,787	$20,851	$30,936

	As at December 31, 2016
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$11,395	$7,046	$4,349
Licenses and intellectual property	22,490	7,620	14,870
Other	15,352	4,155	11,197

	$49,237	$18,821	$30,416

Other intangible assets of $17.5 million are comprised mainly of the Company’s investment in an enterprise resource planning system. Fully amortized other intangible assets of $5.6 million are still in use by the Company.

During the six months ended June 30, 2017, the Company acquired $2.6 million in other intangible assets. The weighted average amortization period for these additions was 10 years.

During the three and six months ended June 30, 2017, the Company incurred costs of less than $0.1 million and $0.1 million, respectively to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses (2016 – less than $0.1 million and $0.1 million, respectively).

As at June 30, 2017, estimated amortization expense for each of the years ended December 31, are as follows:

2017 (six months remaining)	$3,399
2018	6,797
2019	6,797
2020	6,797
2021	6,797

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

The Company was in compliance with all of its requirements at June 30, 2017.

Total amounts drawn and available under the Credit Facility at June 30, 2017 were $nil and $200.0 million, respectively (December 31, 2016 — $nil and $200.0 million, respectively).

As at June 30, 2017, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2016 — $nil), under the Credit Facility.

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

Bank indebtedness includes the following:

	June 30,	December 31,
	2017	2016
Playa Vista Loan	$26,667	$27,667
Deferred charges on debt financing	(331)	(351)

	$26,336	$27,316

Total amounts drawn under the loan at June 30, 2017 was $26.7 million (December 31, 2016 — $27.7 million). The effective interest rate for the three and six months ended June 30, 2017 was 3.08% and 2.97%, respectively (2016 — 2.44% and 2.44%, respectively).

In accordance with the loan agreement, the Company is obligated to make payments on the principal of the loan as follows:

2017 (six months remaining)	$1,000
2018	2,000
2019	2,000
2020	2,000
2021	2,000
Thereafter	17,667

$26,667

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. There is no settlement risk on its foreign currency forward contracts at June 30, 2017, as the fair value exceeded the notional value of the forward contracts. As at June 30, 2017, the Company has $37.0 million in notional value of such arrangements outstanding.

Bank of Montreal Facility

As at June 30, 2017, the Company has available a $10.0 million facility (December 31, 2016 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by Export Development Canada (the “Bank of Montreal Facility”). The Company did not have any letters of credit and advance payment guarantees outstanding as at June 30, 2017 (December 31, 2016 — $0.1 million) under the Bank of Montreal Facility.

8. Commitments, Contingencies and Guarantees

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

The Company has a minimum commitment of $39.2 million toward the development, production, post-production and marketing related to certain film and new content initiatives. As of June 30, 2017, the Company has spent $13.4 million, and expects to spend $23.1 million during the remainder of the year.

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

(a) On May 15, 2006, the Company initiated arbitration against Three-Dimensional Media Group, Ltd. (“3DMG”) before the International Centre for Dispute Resolution in New York (the “ICDR”), alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the ICDR unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. The proceeding was suspended on May 4, 2009 due to failure of 3DMG to pay fees associated with the proceeding. The proceeding was further suspended on October 11, 2010 pending resolution of re-examination proceedings involving one of 3DMG’s patents. Following a status conference on April 27, 2016 before the ICDR, the ICDR granted 3DMG leave to amend its answer and counterclaims, and subsequently lifted the stay in this matter. In its amended counterclaims, 3DMG seeks damages for alleged unpaid royalties and other fees under the license and consulting agreements. The ICDR held a final hearing during the week of July 10, 2017, which will continue for two additional days on September 6 and 8, 2017. The Company believes that the amount of loss, if any, suffered in connection with the amended counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration. As no amount in the range is more likely than any other amount in the range, therefore the minimum amount in the range has been used to measure the amount to be accrued for this loss contingency.

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

(c) In March 2013, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), the Company’s majority-owned subsidiary in China, received notice from the Shanghai office of the General Administration of Customs (“Customs Authority”) that it had been selected for a customs audit (the “Audit”). In the course of the Audit, the Customs Authority discovered the underpayment by IMAX Shanghai of the freight and insurance portion of the customs duties and taxes applicable to the importation of certain IMAX theater systems during the period from October 2011 through March 2013 of approximately $0.1 millions, for which payment was remitted in June 2017. Though IMAX Shanghai’s importation agent accepted responsibility for the error giving rise to the underpayment, the matter has been transferred to the Anti-Smuggling Bureau (the “ASB”) of the Customs Authority for further review. Given that the amount of the underpayment exceeds RMB 200,000 (the applicable ASB threshold), the Company has been advised that the matter may be treated as a criminal rather than as an administrative matter. For the three months ended June 30, 2017, IMAX Shanghai recorded an estimate of $0.3 million in respect of fines that it believes are likely to result from the matter. IMAX Shanghai has been advised that the range of potential penalties is between three and five times the underpayment whether the matter is assessed as criminal or administrative; however, the actual amount of any fines or other penalties remains unknown and the Company cautions that these actual fines or other penalties maybe be greater or less than the amount accrued or the expected range.

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

Product Warranties

The Company’s accrual for product warranties, that was recorded as part of accrued and other liabilities in the condensed consolidated balance sheets is less than $0.1 million at June 30, 2017 and December 31, 2016, respectively.

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheets, as at June 30, 2017 and December 31, 2016, with respect to this indemnity.

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

9. Condensed Consolidated Statements of Operations Supplemental Information

(a) Selling Expenses

The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs and direct advertising and marketing, included in costs and expenses applicable to revenues-equipment and product sales, totaled $0.8 million and $1.1 million for the three and six months ended June 30, 2017, respectively (2016 — $1.0 million and $1.7 million, respectively).

Film exploitation costs, including advertising and marketing, totaled $4.1 million and $6.6 million for the three and six months ended June 30, 2017, respectively (2016 — $6.0 million and $9.0 million, respectively), and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $0.4 million and $0.5 million for the three and six months ended June 30, 2017, respectively (2016 — $0.4 million and $0.3 million respectively). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled an expense of $0.4 million and $0.7 million for the three and six months ended June 30, 2017, respectively (2016 — expense of $0.5 million and $0.6 million, respectively).

(b) Foreign Exchange

Included in selling, general and administrative expenses for the three and six months ended June 30, 2017 is a gain of $0.2 million and $0.2 million, respectively (2016 — loss of $0.4 million and gain of $0.1 million, respectively), for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities. See note 15(d) for additional information.

(c) Collaborative Arrangements

Joint Revenue Sharing Arrangements

In a joint revenue sharing arrangement, the Company receives a portion of a theater’s box office and concession revenues, and in some cases a small upfront or initial payment, in exchange for placing a theater system at the theater operator’s venue. Under joint revenue sharing arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s joint revenue sharing arrangements are typically non-cancellable for 10 years or longer with renewal provisions. Title to equipment under joint revenue sharing arrangements generally does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the theater systems commencing on the date specified in the arrangement’s shipping terms and ending on the date the theater systems are delivered back to the Company.

The Company has signed joint revenue sharing agreements with 46 exhibitors for a total of 1,077 theater systems, of which 671 theaters were operating as at June 30, 2017, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m) of the Company’s 2016 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Equipment and Product Sales and Rentals revenue and for the three and six months ended June 30, 2017 amounted to $20.3 million and $36.0 million, respectively (2016 — $23.9 million and $47.2 million, respectively).

IMAX DMR

In an IMAX DMR arrangement, the Company transforms conventional motion pictures into the Company’s large screen format, allowing the release of Hollywood content to the global IMAX theater network. In a typical IMAX DMR film arrangement, the Company receives a percentage, which in recent years has averaged approximately 12.5%, of net box office receipts, defined as gross box office receipts less applicable sales taxes, of any commercial films released in the IMAX theater network outside of Greater China from the applicable film studio for the conversion of the film to the IMAX DMR format and for access to the Company’s premium distribution platform. Within Greater China, the Company receives a lower percentage of box office receipts for certain films. The Company does not typically hold distribution rights or the copyright to these films.

For the six months ended June 30, 2017, the majority of IMAX DMR revenue was earned from the exhibition of 33 IMAX DMR films (2016 – 27) throughout the IMAX theater network. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m) of the Company’s 2016 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three and six months ended June 30, 2017 amounted to $27.8 million and $51.2 million, respectively (2016 — $27.4 million and $57.2 million, respectively).

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

As at June 30, 2017, the Company has one significant co-produced film arrangement which represents the VIE total assets and liabilities balance of $0.4 million and four other co-produced film arrangements, the terms of which are similar.

For the three and six months ended June 30, 2017, amounts totaling $0.2 million and $0.7 million, respectively (2016 — $0.3 million and $0.5 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

10. Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Six Months Ended June 30,
	2017	2016
Decrease (increase) in:
Accounts receivable	$(1,881)	$2,930
Financing receivables	3,065	(994)
Inventories	810	(6,284)
Prepaid expenses	(2,829)	(2,256)
Other assets	(191)	(1,034)
Increase (decrease) in:
Accounts payable	1,816	(1,892)
Accrued and other liabilities (1)	(16,267)	(7,783)
Deferred revenue	23,361	1,914

	$7,884	$(15,399)

(1)	Changes in accrued and other liabilities for the six months ended June 30, 2017 includes payments of $1.6 million related to the Company’s restructuring activities. See note 17 for additional details.

(b) Cash payments made on account of:

	Six Months Ended June 30,
	2017	2016
Income taxes	$13,625	$16,146

Interest	$395	$360

(c) Depreciation and amortization are comprised of the following:

	Six Months Ended June 30,
	2017	2016
Film assets	$8,347	$7,481
Property, plant and equipment
Joint revenue sharing arrangements	8,596	7,564
Other property, plant and equipment	5,674	4,816
Other intangible assets	2,030	1,512
Other assets	446	420
Deferred financing costs	261	271

	$25,354	$22,064

Write-downs, net of recoveries, are comprised of the following:

	Six Months Ended June 30,
	2017	2016
Accounts receivable	$2,164	$281
Inventories	47	261
Financing receivables	186	75
Property, plant and equipment (2) (3)	4,273	408
Film assets (1)	4,963	—
Other assets (3)	1,522	—
Impairment of investments	—	194
Other intangible assets	—	30

	$13,155	$1,249

(1)	The Company reviewed the carrying value of certain documentary film assets as a result of lower than expected revenue being generated during the period and revised expectations for future revenues based on the latest information available. An impairment of $4.6 million was recorded based on the carrying value of these documentary films as compared to the related estimated future box office and revenues that would ultimately be generated by these films.
(2)	The Company recognized asset impairment charges of $0.6 million against property, plant and equipment after an assessment of the carrying value of certain assets in light of their future expected cash flows.
(3)	As a result of the Company’s recent restructuring activities, certain long-lived assets were deemed to be impaired as the Company’s exit from certain activities limited the future revenue associated with these assets. The Company recognized film impairment charges of $0.3 million, property, plant and equipment charges of $3.7 million and other asset charges of $1.5 million. See note 17 for additional details.

(d) Significant non-cash investing and financing activities are comprised of the following:

	Six Months Ended June 30,
	2017	2016
Net accruals related to:
Purchases of property, plant and equipment	$1,293	$133
Investment in joint revenue sharing arrangements	(4,612)	23
Acquisition of other intangible assets	74	(179)

	$(3,245)	$(23)

11. Income Taxes

(a) Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. During the quarter ended June 30, 2017, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings.

As at June 30, 2017, the Company had net deferred income tax assets after valuation allowance of $31.5 million (December 31, 2016 — $20.8 million), which consists of a gross deferred income tax asset of $31.7 million (December 31, 2016 — $21.0 million), against which the Company is carrying a $0.2 million valuation allowance (December 31, 2016 — $0.2 million).

For the quarter ended June 30, 2017, the Company recorded a recovery for income taxes of $0.2 million. Included in the recovery for income taxes was a $0.2 million recovery for windfall tax benefits, offset by a less than $0.1 million provision related to other items.

The Company has elected to early adopt ASU 2016-16 related to income taxes during the first quarter of 2017. The impact from the adoption was reflected in the Company’s condensed consolidated financial statements on a modified retrospective basis resulting in an increase to Accumulated deficit of $8.3 million, a decrease to Other assets of $14.8 million, an increase to Deferred taxes of $7.9 million and an increase to Accrued and other liabilities of $1.4 million.

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

Cash held outside of North America as at June 30, 2017 was $126.1 million (December 31, 2016 — $117.4 million), of which $38.1 million was held in the PRC (December 31, 2016 — $31.5 million). The Company’s intent is to permanently reinvest these amounts outside of Canada and the Company does not currently anticipate that it will need funds generated from foreign operations to fund North American operations. In the event funds from foreign operations are needed to fund operations in North America and if withholding taxes have not already been previously provided, the Company would be required to accrue and pay these additional withholding tax amounts on repatriation of funds from China to Canada. The Company currently estimates this amount to be $5.8 million.

(b) Income Tax Effect on Other Comprehensive Income

The income tax expense included in the Company’s other comprehensive income are related to the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Unrealized change in cash flow hedging instruments	$26	$13	$(56)	$(561)
Realized change in cash flow hedging instruments upon settlement	(201)	(186)	(276)	(518)
Amortization of actuarial loss on postretirement benefit plan	—	(5)	—	(10)

	$(175)	$(178)	$(332)	$(1,089)

12. Capital Stock

(a) Stock-Based Compensation

Compensation costs recorded in the condensed consolidated statements of operations for the Company’s stock-based compensation plans were $6.9 million and $12.1 million for the three and six months ended June 30, 2017, respectively (2016 — $6.2 million and $14.7 million, respectively). The following reflects the stock-based compensation expense recorded to the respective financial statement line items in the following respective periods:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Cost and expenses applicable to revenues	$382	$740
Selling, general and administrative expenses	6,236	10,998
Research and development	171	315
Restructuring charges and associated impairments	73	73

	$6,862	$12,126

As at June 30, 2017, the Company has reserved a total of 11,080,860 (December 31, 2016 — 12,012,572) common shares for future issuance under the Company’s Stock Option Plan (“SOP”) and the IMAX Corporation Amended and Restated Long-Term Incentive Plan (“IMAX LTIP”). Of the common shares reserved for issuance, there are options in respect of 5,148,626 common shares and restricted share units (“RSUs”) in respect of 1,243,033 common shares outstanding at June 30, 2017. At June 30, 2017, options in respect of 3,895,973 common shares were vested and exercisable.

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

Stock Option Plan

The Company recorded an expense of $1.0 million and $2.4 million for the three and six months ended June 30, 2017, respectively (2016 — expense of $1.0 million and $6.0 million, respectively) related to stock option grants issued to employees and directors in the IMAX LTIP and SOP plans. An income tax benefit is recorded in the condensed consolidated statements of operations of $0.3 million and $0.7 million for the three and six months ended June 30, 2017, respectively (2016 — $0.3 million and $1.6 million, respectively), for these costs.

The weighted average fair value of all stock options granted to employees and directors for the three and six months ended June 30, 2017 at the grant date was $nil and $9.07 per share, respectively (2016 — $8.03 and $8.23 per share, respectively). The following assumptions were used to estimate the average fair value of the stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average risk-free interest rate	n/a	1.72%	2.40%	1.72%
Expected option life (in years)	n/a	4.79 - 5.24	4.71 - 5.83	4.79 - 5.24
Expected volatility	n/a	30%	30%	30%
Dividend yield	n/a	0%	0%	0%

Stock options to Non-Employees

There were no common share options issued to non-employees during the three and six months ended June 30, 2017 and 2016, respectively.

As at June 30, 2017, non-employee stock options outstanding amounted to 17,000 stock options (2016 — 38,750) with a weighted average exercise price of $29.64 per share (2016 — $26.79 per share). 17,000 stock options (2016 — 26,950) were exercisable with an average weighted exercise price of $29.64 per share (2016 — $26.97 per share) and the vested stock options have an aggregate intrinsic value of $nil (2016 — $0.1 million).

For the three and six months ended June 30, 2017, the Company recorded an expense of $nil and less than $0.1 million, respectively (2016 — expense of less than $0.1 million and recovery less than $0.1 million, respectively) to selling, general and administrative expenses related to the non-employee stock options. There were no liabilities accrued for non-employee stock options as at June 30, 2017 (December 31, 2016 — less than $0.1 million).

China Long Term Incentive Plan (“China LTIP”)

The China LTIP was adopted by IMAX China Holding, Inc. (“IMAX China”), a subsidiary of the Company, in October 2012. Each stock option (“China Option”), RSU or cash settled share-based payment (“CSSBP”) issued under the China LTIP represents an opportunity to participate economically in the future growth and value creation of IMAX China.

In connection with the IMAX China IPO and in accordance with the China LTIP, IMAX China adopted a post-IPO share option plan and a post-IPO restricted stock unit plan. Pursuant to these plans, IMAX China issued additional China Options and China LTIP Restricted Share Units (“China RSUs”) for the six months ended June 30, 2017.

During the three months ended June 30, 2017, the Company recorded an expense related to the China Options, China RSUs and CSSBPs of $0.4 million, $0.2 million and $0.1 million, respectively (2016 — $0.2 million, $0.4 million and $0.1 million, respectively). During the six months ended June 30, 2017, the Company recorded an expense related to the China Options, China RSUs and CSSBPs of $0.6 million, $0.3 million and $0.2 million, respectively (2016 — $0.5 million, $0.4 million and $0.2 million, respectively). The liability recognized with respect to the CSSBPs as at June 30, 2017 was $0.4 million (December 31, 2016 — $0.3 million).

Stock Option Summary

The following table summarizes certain information in respect of option activity under the SOP and IMAX LTIP for the six months ended June 30:

	Number of Shares		Weighted Average Exercise Price Per Share
	2017	2016	2017	2016
Options outstanding, beginning of period	5,190,542	4,805,244	$28.35	$27.03
Granted	679,030	814,603	32.16	31.58
Exercised	(658,341)	(193,471)	21.90	18.28
Forfeited	(40,336)	(7,292)	32.01	25.87
Expired	(22,269)	—	37.08	—

Options outstanding, end of period	5,148,626	5,419,084	29.61	28.03

Options exercisable, end of period	3,895,973	3,653,921	28.87	27.14

No stock options were cancelled from its IMAX LTIP or SOP surrendered by Company employees during the three and six months ended June 30, 2017 and 2016.

As at June 30, 2017, options that are exercisable have an intrinsic value of $0.2 million and a weighted average remaining contractual life of 4.5 years. The intrinsic value of options exercised in the three and six months ended June 30, 2017 was $0.8 million and $6.8 million, respectively (2016 — $2.1 million and $2.7 million, respectively).

Restricted Share Units

RSUs have been granted to employees, consultants and directors under the IMAX LTIP. Each RSU represents a contingent right to receive one common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date. The Company recorded an expense of $5.2 million and $8.6 million for the three and six months ended June 30, 2017, respectively (2016 — expense of $4.5 million and $7.7 million, respectively), related to RSU grants issued to employees and directors in the plan. The Company did not issue any RSU grants to certain advisors and strategic partners of the Company during the six months ended June 30, 2017 and 2016.

During the three and six months ended June 30, 2017, in connection with the vesting of RSUs, the Company settled 50,774 and 252,567, respectively (2016 — 53,318 and 243,616, respectively) common shares to IMAX LTIP participants, of which nil and 7,127, respectively (2016 — 22,733 and 28,296, respectively) common shares, net of shares withheld for tax withholdings of 1,719 and 6,301, respectively (2016 — nil and 3,508, respectively) were issued from treasury. Common shares settled through the open market purchases by the IMAX LTIP trustee were 49,055 and 239,139 respectively (2016 — 30,585 and 211,812, respectively).

Total stock-based compensation expense related to non-vested RSUs not yet recognized at June 30, 2017 and the weighted average period over which the awards are expected to be recognized is $32.2 million and 2.4 years, respectively (2016 — $28.6 million and 2.6 years, respectively). The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was $0.4 million and $2.3 million, respectively for the three and six months ended June 30, 2017 (2016 — $0.3 million and $2.2 million, respectively).

Historically, RSUs granted under the IMAX LTIP have vested between immediately and four years from the grant date. In connection with the amendment and restatement of the IMAX LTIP at the Company’s annual and special meeting of shareholders on June 6, 2016, the IMAX LTIP plan was amended to impose a minimum one-year vesting period on future RSU grants, with a carve-out for 300,000 RSUs that may vest on a shorter schedule. In the second quarter of 2017, 46,613 RSUs (2016 – 39,726 RSUs) with a vesting period of less than one year were issued from the remaining carve-out balance of 260,274 RSUs leaving a balance of 213,661 RSUs at June 30, 2017. Vesting of the RSUs is subject to continued employment or service with the Company.

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP for the six months ended June 30:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2017	2016	2017	2016
RSUs outstanding, beginning of period	1,124,180	973,637	$33.01	$32.27
Granted	420,467	397,441	31.62	31.80
Vested and settled	(252,567)	(243,616)	30.06	29.61
Forfeited	(49,047)	(8,028)	32.14	31.43

RSUs outstanding, end of period	1,243,033	1,119,434	33.16	32.69

Issuer Purchases of Equity Securities

During the three and six months ended June 30, 2017, the Company repurchased 1,736,150 common shares (2016 – 1,344,094 and 2,790,512, respectively) at an average price of $26.57 and $26.57 per share, respectively (2016 – $30.55 and $30.69 per share, respectively). The second quarter repurchases exhausted the remaining allowance under the previously announced $200.0 million share repurchase program. The retired shares for the three and six months ended June 30, 2017, were repurchased for $46.1 million (2016 – $41.1 million and $85.7 million, respectively). The average carrying value of the stock retired was deducted from common stock and the remaining excess over the average carrying value of stock was charged to accumulated deficit.

On June 12, 2017, the Company announced that its Board of Directors approved a new $200.0 million share repurchase program for shares of the Company’s common stock. The share repurchase program expires on June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. There were no repurchases of shares under the new share repurchase program in the second quarter.

The total number of shares purchased during the three and six months ended June 30, 2017 does not include any shares purchased in the administration of employee share-based compensation plans which amounted to 235,412 and 604,036, respectively (2016 — 68,430 and 249,657, respectively) common shares, at an average price of $31.96 and $32.32 per share, respectively (2016 — $32.48 and $32.33 per share, respectively).

As at June 30, 2017, the IMAX LTIP trustee held 169,355 (December 31, 2016 — 66,093) shares purchased for $5.4 million (December 31, 2016 — $2.0 million) in the open market to be issued upon the settlement of RSUs and stock options. The shares held with the trustee are recorded at cost and are reported as a reduction against capital stock in the condensed consolidated balance sheet.

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

(b) Net (Loss) Income Per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income applicable to common shareholders	$(1,712)	$6,016	$(1,637)	$17,318

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	66,573	68,276	66,160	69,673
Weighted average number of shares repurchased during the period	(780)	(508)	(84)	(1,133)

Weighted average number of shares used in computing basic income per share	65,793	67,768	66,076	68,540
Assumed exercise of stock options and RSUs, net of shares assumed repurchased	199	687	472	682

Weighted average number of shares used in computing diluted income per share	65,992	68,455	66,548	69,222

The calculation of diluted earnings per share excludes 4,533,449 and 2,984,596 shares, respectively that are issuable upon the vesting of 746,739 and 513,977, RSUs, respectively and the exercise of 3,786,710 and 2,470,619 stock options, respectively for the three and six months ended June 30, 2017, as the impact would be antidilutive. The calculation of diluted earnings per share excludes

2,652,438 and 2,712,666 shares, respectively that are issuable upon the vesting of 290,303 and 271,664 RSUs, respectively and the exercise of 2,362,135 and 2,441,002 stock options, respectively for the three and six months ended June 30, 2016, as the impact would be antidilutive.

As part of the adoption of ASU 2016-09, the excess tax benefit is no longer included in the calculation of diluted shares under the treasury stock method.

(c) Shareholder’s Equity Attributable to Common Shareholders

The following summarizes the movement of Shareholders’ Equity attributable to common shareholders for the six months ended June 30, 2017:

Balance as at December 31, 2016	$562,012
Net loss attributable to common shareholders	(1,637)
Retrospective adjustment related to intra-entity transfers (notes 2 and 11)	(8,314)
Adjustments to capital stock:
Cash received from the issuance of common shares	14,419
Issuance of common shares for vested RSUs, net	274
Fair value of stock options exercised at the grant date	3,444
Average carrying value of repurchased and retired common shares	(11,884)
Share held in treasury	(3,473)
Adjustments to other equity:
Employee stock options granted	2,994
Non-employee stock options granted and vested	17
Fair value of stock options exercised at the grant date	(3,444)
RSUs granted	8,890
RSUs vested	(8,067)
Stock exercised from treasury shares	(8,393)
Adjustments to accumulated deficit:
Common shares repurchased and retired	(34,256)
Adjustments to accumulated other comprehensive loss:
Unrealized net gain from cash flow hedging instruments	1,085
Realization of cash flow hedging net loss upon settlement	184
Foreign currency translation adjustments	1,202
Tax effect of movement in other comprehensive income	(332)

Balance as at June 30, 2017	$514,721

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

In the first quarter of 2017, modifications were made to the CEO’s reporting package to move away from the Company’s historical two primary groups – IMAX Theater Systems and Film – and to better align with the way in which the CODM manages the business. The new structure is expected to assist users of the financial statements with an enhanced understanding of how management views the business, and the drivers behind the Company’s performance. Certain of the prior period’s figures have been reclassified to conform to the current period’s presentation.

The Company has identified new business as an additional reportable segment in the first quarter of 2017. The Company now has the following eight reportable segments: IMAX systems; IMAX DMR; joint revenue sharing arrangements; theater system maintenance; film distribution; film post-production; new business; and other.

The Company’s reportable segments are now organized under four primary groups identified by nature of product sold or service provided: (1) Network Business, representing variable revenue generated by box office results and which includes the reportable segment of IMAX DMR and contingent rent from the joint revenue sharing arrangements and IMAX systems segments; (2) Theater Business, representing revenue generated by the sale and installation of theater systems and maintenance services, primarily related to the IMAX Systems and Theater System Maintenance reportable segments, and also includes fixed hybrid revenues and upfront installation costs from the joint revenue sharing arrangements segment and after-market sales of projection system parts and 3D glasses from the other segment; (3) New Business, which includes content licensing and distribution fees associated with the Company’s original content investments, virtual reality initiatives, IMAX Home Entertainment, and other business initiatives that are in the development and/or start-up phase, and (4) Other; which includes the film post-production and distribution segments and certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items from the other segment. The Company is presenting information at a disaggregated level to provide more relevant information to readers, as permitted by the standard. The accounting policies of the segments are the same as those described in note 2 to the audited consolidated financial statements included in the Company’s 2016 Form 10-K. In addition, refer to Item 2 of the Company’s Form 10-Q for additional information regarding the four primary groups mentioned above.

Transactions between the IMAX DMR segment and the film post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue(1)
Network business
IMAX DMR	$27,757	$27,413	$51,166	$57,218
Joint revenue sharing arrangements – contingent rent	18,896	19,498	34,130	40,813
IMAX systems – contingent rent	790	1,211	1,478	2,398

	47,443	48,122	86,774	100,429

Theater business
IMAX systems	18,738	21,750	28,265	42,423
Joint revenue sharing arrangements – fixed fees	1,408	4,358	1,878	6,428
Theater system maintenance	10,904	9,912	21,949	19,738
Other theater	1,699	2,857	3,864	5,344

	32,749	38,877	55,956	73,933

New business	1,311	86	2,591	86

Other
Film post-production	4,149	1,702	7,220	4,109
Film distribution	938	890	1,450	1,253
Other	1,168	2,066	2,423	4,061

	6,255	4,658	11,093	9,423

Total	$87,758	$91,743	$156,414	$183,871

Gross Margin
Network business
IMAX DMR(2)	$16,998	$17,127	$34,466	$39,950
Joint revenue sharing arrangements – contingent rent(2)	13,668	14,790	23,920	32,278
IMAX systems – contingent rent	790	1,211	1,478	2,398

	31,456	33,128	59,864	74,626

Theater business
IMAX systems(2)	12,263	12,464	18,004	19,111
Joint revenue sharing arrangements – fixed fees(2)	176	954	264	1,458
Theater system maintenance	4,434	3,370	8,683	6,808
Other theater	405	711	834	679

	17,278	17,499	27,785	28,056

New business	(1,183)	(296)	(1,520)	(521)

Other
Film post-production	2,425	776	3,525	2,024
Film distribution(2)	(427)	(577)	(4,190)	(1,256)
Other	(90)	(253)	(234)	(476)

	1,908	(54)	(899)	292

Total	$49,459	$50,277	$85,230	$102,453

(1)	The Company’s largest customer represented 15.1 % and 15.8% of total revenues for the three and six months ended June 30, 2017, respectively (2016 —15.0% and 15.3%, respectively).
(2)	IMAX DMR segment margins include marketing costs of $4.7 million and $7.3 million for the three and six months ended June 30, 2017, respectively (2016 — $5.2 million and $7.5 million, respectively). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $0.8 million and $1.2 million for the three and six months ended June 30, 2017, respectively (2016 — $0.9 million and $0.9 million, respectively). IMAX systems segment margins include marketing and commission costs of $0.8 million and $1.1 million for the three and six months ended June 30, 2017, respectively (2016 — $1.0 million and $1.7 million, respectively). Film distribution segment margins include a marketing recovery of $0.6 million and recovery of $0.7 million for the three and six months ended June 30, 2017, respectively (2016 — expense of $0.8 million and expense of $1.5 million, respectively).

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Greater China	$32,982	$30,122	$51,572	$55,061
United States	26,511	32,593	51,706	68,137
Asia (excluding Greater China)	7,514	8,810	15,944	14,369
Western Europe	6,942	8,896	12,756	20,382
Rest of the World	4,528	3,553	7,035	5,857
Latin America	3,780	3,627	5,434	7,154
Canada	3,030	547	6,313	7,624
Russia & the CIS	2,471	3,595	5,654	5,287

Total	$87,758	$91,743	$156,414	$183,871

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) classifications comprises more than 10% of the total revenue.

14. Employee’s Pension and Postretirement Benefits

(a) Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan (the “SERP”) covering Richard L. Gelfond, CEO of the Company.

The following table provides disclosure of the pension obligation for the SERP:

	June 30, 2017	December 31, 2016
Projected benefit obligation:
Obligation, beginning of period	$19,580	$19,478
Interest cost	213	261
Actuarial gain	—	(159)

Obligation, end of period and unfunded status	$19,793	$19,580

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest cost	$107	$65	$213	$131

Pension expense	$107	$65	$213	$131

No contributions are expected to be made for the SERP during the remainder of 2017. The Company expects interest costs of $0.2 million to be recognized as a component of net periodic benefit cost during the remainder of 2017.

The accumulated benefit obligation for the SERP was $19.8 million at June 30, 2017 (December 31, 2016 — $19.6 million).

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2017 (six months remaining)	$—
2018	—
2019	—
2020	21,115
2021	—
Thereafter	—

$21,115

The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2019), although Mr. Gelfond has not informed the Company that he intends to retire at that time.

(b) Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and six months ended June 30, 2017, the Company contributed and expensed an aggregate of $0.3 million and $0.6 million, respectively (2016 — $0.3 million and $0.7 million, respectively) to its Canadian defined contribution plan and an aggregate of $0.2 million and $0.4 million, respectively (2016 — $0.1 million and $0.3 million, respectively) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

(c) Postretirement Benefits—Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at June 30, 2017 is $0.7 million (December 31, 2016 — $0.6 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and six months ended June 30, 2017, respectively (2016 — less than $0.1 million and less than $0.1 million, respectively).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2017 (six months remaining)	$21
2018	24
2019	26
2020	33
2021	36
Thereafter	520

Total	$660

(d) Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees upon meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. The postretirement benefits obligation as at June 30, 2017 is $2.3 million (December 31, 2016 — $1.7 million). The Company has expensed less than $0.1 million and $0.1 million for the three and six months ended June 30, 2017, respectively (2016 — less than $0.1 million and less than $0.1 million, respectively).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2017 (six months remaining)	$95
2018	101
2019	107
2020	110
2021	112
Thereafter	1,746

Total	$2,271

(e) Deferred Compensation Retirement Plan

In September 2016, the Company entered into a new employment agreement with Greg Foster, CEO of IMAX Entertainment and Senior Executive Vice President of the Company, which provides for an employment term from July 2, 2016 through July 2, 2019. Under the agreement, the Company agreed to create a deferred compensation plan (the “Retirement Plan”) covering Mr. Foster, and to make a total contribution of $3.2 million over the three-year employment term. The Retirement Plan is subject to a vesting schedule based on continued employment with the Company, such that 25% will vest July 2019; 50% will vest July 2022; 75% will vest July 2025; and Mr. Foster will be 100% vested in July 2027. As at June 30, 2017, the Company had an unfunded benefit obligation recorded of $0.6 million (December 31, 2016 — $0.5 million). The Company recognized a recovery of $0.1 million and an expense of $0.1 million for the three and six months ended June 30, 2017.

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

(b) Fair Value Measurements

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at June 30, 2017		As at December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$158,244	$158,244	$204,759	$204,759
Net financed sales receivable	$112,902	$112,433	$114,041	$115,014
Net investment in sales-type leases	$6,377	$6,395	$8,084	$8,372
Convertible loan receivable	$1,500	$1,500	$1,000	$1,000
Available-for-sale investment	$1,000	$1,014	$1,000	$1,007
Foreign exchange contracts — designated forwards	$973	$973	$(296)	$(296)
Borrowings under the Playa Vista Loan	$(26,667)	$(26,667)	$(27,667)	$(27,667)

Cash and cash equivalents are comprised of cash and interest-bearing investments with original maturity dates of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value (Level 1 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2017 and December 31, 2016, respectively.

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2017 and December 31, 2016, respectively.

The estimated fair value of the Company’s convertible loan receivable is based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2017 and December 31, 2016, respectively.

The fair value of the Company’s available-for-sale investment is determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2017 and December 31, 2016, respectively.

The fair value of foreign currency derivatives is determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2017 and December 31, 2016, respectively. These identical instruments are traded on a closed exchange.

The carrying value of borrowings under the Playa Vista Loan approximates fair value as the interest rates offered under the Playa Vista Loan are close to June 30, 2017 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at June 30, 2017.

There were no significant transfers between Level 1 and Level 2 during the six months ended June 30, 2017 or 2016. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers in or out of the Company’s level 3 assets during the six months ended June 30, 2017.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at June 30, 2017			As at December 31, 2016
	Minimum	Financed		Minimum	Financed
	Lease	Sales		Lease	Sales
	Payments	Receivables	Total	Payments	Receivables	Total
In good standing	$5,987	$110,855	$116,842	$7,741	$111,568	$119,309
Credit Watch	—	1,402	1,402	—	1,514	1,514
Pre-approved transactions	567	645	1,212	—	842	842
Transactions suspended	144	427	571	1,015	611	1,626

	$6,698	$113,329	$120,027	$8,756	$114,535	$123,291

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at June 30, 2017		As at December 31, 2016
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance
Net investment in leases	$144	$(144)	$1,015	$(672)
Net financed sales receivables	427	(427)	611	(494)

Total	$571	$(571)	$1,626	$(1,166)

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

The Company’s aged financing receivables are as follows:

	As at June 30, 2017
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$45	$121	$281	$447	$6,251	$6,698	$(321)	$6,377
Net financed sales receivables	1,973	1,416	2,645	6,034	107,295	113,329	(427)	112,902

Total	$2,018	$1,537	$2,926	$6,481	$113,546	$120,027	$(748)	$119,279

	As at December 31, 2016
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$28	$159	$781	$968	$7,788	$8,756	$(672)	$8,084
Net financed sales receivables	2,393	1,724	2,368	6,485	108,050	114,535	(494)	114,041

Total	$2,421	$1,883	$3,149	$7,453	$115,838	$123,291	$(1,166)	$122,125

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at June 30, 2017
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$17	$34	$269	$320	$857	$—	$1,177
Net financed sales receivables	505	443	2,378	3,326	19,861	—	23,187

Total	$522	$477	$2,647	$3,646	$20,718	$—	$24,364

	As at December 31, 2016
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing

Net investment in leases	$—	$54	$244	$298	$1,646	$—	$1,944
Net financed sales receivables	284	634	1,854	2,772	20,147	—	22,919

Total	$284	$688	$2,098	$3,070	$21,793	$—	$24,863

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

	For the Three Months Ended June 30, 2017
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$427	$—	$(427)	$463	$—
Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:

Net financed sales receivables	$427	$—	$(427)	$463	$—

	For the Three Months Ended June 30, 2016
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized

Recorded investment for which there is a related allowance:
Net financed sales receivables	$748	$269	$(643)	$748	$—
Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:

Net financed sales receivables	$748	$269	$(643)	$748	$—

	For the Six Months Ended June 30, 2017
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized

Recorded investment for which there is a related allowance:
Net financed sales receivables	$427	$—	$(427)	$494	$—
Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:

Net financed sales receivables	$427	$—	$(427)	$494	$—

	For the Six Months Ended June 30, 2016
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized

Recorded investment for which there is a related allowance:
Net financed sales receivables	$748	$269	$(643)	$748	$—
Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:

Net financed sales receivables	$748	$269	$(643)	$748	$—

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables are as follows:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:
Beginning balance	$672	$494	$672	$494
Charge-offs	(351)	(67)	(351)	(67)
Recoveries	—	—	—	—
Provision	—	—	—	—

Ending balance	$321	$427	$321	$427

Ending balance: individually evaluated for impairment	$321	$427	$321	$427

Financing receivables:
Ending balance: individually evaluated for impairment	$6,698	$113,329	$6,698	$113,329

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:
Beginning balance	$672	$643	$672	$568
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision	—	—	—	75

Ending balance	$672	$643	$672	$643

Ending balance: individually evaluated for impairment	$672	$643	$672	$643

Financing receivables:
Ending balance: individually evaluated for impairment	$9,697	$110,502	$9,697	$110,502

(d) Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates. A majority portion of the Company’s revenues is denominated in U.S. dollars while a substantial portion of its costs and expenses is denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In China and Japan the Company has ongoing operating expenses related to its operations in Chinese Renminbi and Japanese yen, respectively. Net cash flows are converted to and from U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Chinese Renminbi, Japanese yen, Canadian dollars and Euros which are converted to U.S. dollars through the spot market. In addition, because IMAX films generate box office in 75 different countries, unfavourable exchange rates between applicable local currencies, and the U.S. dollar affect the Company’s reported gross box office and revenues, further impacting the Company’s results of operations. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at June 30, 2017 (the “Foreign Currency Hedges”), with settlement dates throughout 2017 and 2018. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statements of operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. For foreign currency cash flow hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statements of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statements of operations. The Company currently does not hold any derivatives which are not designated as hedging instruments.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value of foreign exchange contracts:

	June 30,	December 31,
	2017	2016
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$37,017	$37,825

Fair value of derivatives in foreign exchange contracts:

		June 30,	December 31,
	Balance Sheet Location	2017	2016
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$1,048	$480
	Accrued and other liabilities	(75)	(776)

		$973	$(296)

Derivatives in Foreign Currency Hedging relationships for the three months ended June 30:

		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Foreign exchange contracts — Forwards	Derivative Gain (Loss) Recognized in OCI (Effective Portion)	$772	$(49)	$1,085	$2,158

	Location of Derivative Gain
	(Loss) Reclassified from AOCI	Three Months Ended June 30,		Six Months Ended June 30,
	into Income (Effective Portion)	2017	2016	2017	2016
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$101	$(716)	$(184)	$(1,993)

		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Foreign exchange contracts — Forwards	Derivative Loss Recognized In and Out of OCI (Effective Portion)	$(33)	$—	$(80)	$—

The Company’s estimated net amount of the existing gains as at June 30, 2017 is $0.7 million, which is expected to be reclassified to earnings within the next twelve months

(e) Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 or FASB ASC 320, as appropriate.

As at June 30, 2017, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2016 — $nil). The Company’s accumulated losses in excess of its equity investment were $0.6 million as at June 30, 2017, and are classified in Accrued and other liabilities. For the three months ended June 30, 2017, gross revenues, cost of revenue and net loss for the Company’s investment was $0.2 million, $0.9 million and $0.7 million, respectively (2016 — $nil, $2.1 million and $2.3 million, respectively). For the six months ended June 30, 2016, gross revenues, cost of revenue and net loss for the Company’s investments were $0.5 million, $1.8 million and $1.4 million, respectively (2016 — $0.3 million, $4.4 million and $4.1 million, respectively). The Company has determined it is not the primary beneficiary of this VIE, and therefore this entity has not been consolidated. In 2016, the Company issued a convertible loan of $1.0 million to this entity with a term of 3 years with an annual effective interest rate of 5.0%. During the second quarter of 2017, the Company issued an additional $0.5 million under this existing convertible loan. The instrument is classified as an available-for-sale investment due to certain features that allow for conversion to common stock in the entity in the event of certain triggers occurring.

In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meet the criteria for classification as a debt security under the FASB ASC 320 and is recorded at a fair value of $nil at June 30, 2017 (December 31, 2016 — $nil). This investment was classified as an available-for-sale investment.

Furthermore, the Company has an investment of $1.0 million (December 31, 2016 — $1.0 million) in the shares of an exchange traded fund. This investment is also classified as an available-for-sale investment.

As at June 30, 2017, the Company held investments with a total value of $3.5 million in the preferred shares of enterprises which meet the criteria for classification as an equity security under FASB ASC 325, carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million at June 30, 2017 (December 31, 2016 — $nil).

The total carrying value of investments in new business ventures at June 30, 2017 is $3.5 million (December 31, 2016 — $2.0 million) and is recorded in Other assets.

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

The following summarizes the movement of the non-controlling interest in shareholders’ equity, in the Company’s subsidiary for the six months ended June 30, 2017:

Balance as at December 31, 2016	$59,562
Net income	5,152
Other comprehensive income	560

Balance as at June 30, 2017	$65,274

(b) Other Non-Controlling Interest

In 2014, the Company announced the creation of the Film Fund to co-finance a portfolio of 10 original large-format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company agreed to contribute $9.0 million to the Film Fund over five years starting in 2014 and sees the Film Fund as a self-perpetuating vehicle designed to generate a continuous, steady flow of high-quality documentary content. As at June 30, 2017, the Film Fund invested $13.4 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

The following summarizes the movement of the non-controlling interest in temporary equity, in the Company’s subsidiary for the six months ended June 30, 2017:

Balance as at December 31, 2016	$4,980
Net loss	(2,593)

Balance as at June 30, 2017	$2,387

17. Restructuring charges and associated impairments

(a) Restructuring charges

In June 2017, the Company announced the implementation of a cost reduction plan with the goal of increasing profitability, operating leverage and free cash flow. The cost reduction plan included the exit from certain non-core businesses or initiatives, as well as a one-time reduction in workforce. Restructuring charges are comprised of employee severance costs including benefits and stock-based compensation, costs of consolidating facilities and contract termination costs. Restructuring charges are based upon plans that have been committed to by the Company, but may be refined in subsequent periods. These charges are recognized pursuant to FASB ASC 420, “Exit or Disposal Cost Obligations”. A liability for a cost associated with an exit or disposal activity is recognized and measured at its fair value in the condensed consolidated statement of operations in the period in which the liability is incurred. When estimating the value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ from actual results.

In connection with the Company’s restructuring initiatives, the Company incurred $4.7 million in restructuring charges for the three and six months ended June 30, 2017, respectively. A summary of the restructuring and other costs by reporting groups identified by nature of product sold, or service provided as disclosed in note 13 recognized during the three and six months ended June 30, 2017, respectively, are as follows:

	Employee Severance and Benefits	Other Exit Costs	Total
IMAX DMR	$548	$—	$548
Joint revenue sharing arrangements	59	—	59
IMAX systems	218	222	440
Theater system maintenance	738	—	738
New business	105	298	403
Film post-production	19	—	19
Other	556	—	556
Corporate	1,917	25	1,942

	$4,160	$545	$4,705

The Company expects to incur restructing charges of $3.2 million during the remainder of 2017.

The following table sets forth a summary of restructuring accrual activities for the six months ended June 30, 2017:

	Employee Severance and Benefits	Other Exit Costs	Total
Balance as at December 31, 2016	$—	$—	$—
Restructuring charges	4,160	545	4,705
Cash payments	(1,579)	—	(1,579)

Balance as at June 30, 2017	$2,581	$545	$3,126

(b) Associated Impairments

As a result of the cost reduction plan discussed above, the Company recognized costs associated with the retirement of certain long-lived assets pursuant to the FASB ASC 410-20, “Asset retirement and environmental obligations” and ASC 360-10, “Property, plant and equipment”. The following impairments for the six months ended June 30, 2017 are a direct result of the exit activities described in (a) above.

Film assets	$335
Property, plant and equipment	3,696
Other assets	1,522

$5,553

IMAX CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters”. IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as such, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. There were 1,257 IMAX theater systems (1,154 commercial multiplexes, 13 commercial destinations, 90 institutional) operating in 75 countries as of June 30, 2017. This compares to 1,215 theater systems (1,107 commercial multiplexes, 16 commercial destinations, 92 institutional) operating in 75 countries as of December 31, 2016.

The Company’s core business consists of:

•	the Digital Re-Mastering (“DMR”) of films into the IMAX format for exhibition in the IMAX theater network in exchange for a certain percentage of contingent box office receipts from both studios and exhibition partners; and

•	the provision of IMAX premium theater systems (“IMAX theater systems”) to exhibitor customers through sales, long-term leases or under joint revenue sharing arrangements.

IMAX theater systems are based on proprietary and patented technology developed over the course of the Company’s 50-year history and combine:

•	ability to exhibit content that has undergone IMAX DMR movie conversion, which results in higher image and sound fidelity than conventional cinema experiences;

•	advanced, high-resolution projectors with specialized equipment and automated theater control systems, which generate significantly more contrast and brightness than conventional theater systems;

•	large screens and proprietary theater geometry, which result in a substantially larger field of view so that the screen extends to the edge of a viewer’s peripheral vision and creates more realistic images;

•	sound system components, which deliver more expansive sound imagery and pinpointed origination of sound to any specific spot in an IMAX theater; and

•	specialized theater acoustics, which result in a four-fold reduction in background noise.

Together these components cause audiences in IMAX theaters to feel as if they are a part of the on-screen action, creating a more intense, immersive and exciting experience than in a traditional theater.

As a result of the immersiveness and superior image and sound quality of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for IMAX DMR films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX DMR films, generates incremental box office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX theater network. The incremental box office generated by IMAX DMR films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood blockbuster films. Driven by the advent of digital technology that reduced the IMAX DMR conversion time and with the strengthening of the Company’s relationships with the major studios, the number of IMAX DMR films released to the theater network per year has increased significantly in recent years. The Company released 51 IMAX DMR films in 2016 and expects to release a similar number of IMAX DMR films in 2017.

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. To that end, the Company introduced its next-generation laser-based digital projection system at the end of 2014. The Company believes that the IMAX laser-based projectors present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology. The laser projection solution is the first IMAX digital projection system capable of illuminating the largest screens in its network. As at June 30, 2017, 42 laser-based digital systems were operational. The Company is in the process of developing a commercial laser-based digital projection system designed for IMAX theaters in multiplexes.

NEW BUSINESS INITIATIVES

The Company is exploring new lines of business outside of its core business, with a focus on investments in original content, alternative location-based entertainment experiences, as well as premium IMAX home entertainment technologies and services.

Original Content

In November 2016, the Company announced an agreement with Marvel Television Inc. (“Marvel”) and Disney|ABC Television Group to co-produce and exclusively premiere theatrically the new television series “Marvel’s Inhumans” in IMAX theaters. Under the agreement, the first two episodes of the series are expected to run worldwide exclusively in IMAX theaters for two weeks in September 2017. Several weeks later, the series will premiere on the ABC network in the U.S. and across other networks internationally. In connection with the Company’s investment in the series, the Company will earn a return for its participation across the venture, including in the theatrical and television platforms. This agreement marks the first time a live-action television series has debuted in this manner, and the first time the Company has an economic interest in a television property.

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

In addition, the Company’s IMAX Original Film Fund (the “Film Fund”) was established in 2014 to co-finance a portfolio of 10 original large format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company agreed to contribute $9.0 million to the Film Fund over five years starting in 2014 and sees the Film Fund as a self-perpetuating vehicle designed to generate a continuous flow of high-quality documentary content. As at June 30, 2017, the Film Fund has invested $13.4 million toward the development of original films.

Virtual Reality

In 2016, the Company announced its comprehensive virtual reality (“VR”) strategy to develop a premium, location-based VR offering that will deliver immersive, multi-dimensional experiences, including entertainment content and games, to branded VR centers (“IMAX VR Centers”). IMAX VR Centers are expected to be located in both stand-alone venues as well as multiplexes, malls and other commercial destinations, and will be retrofitted with proprietary VR pods that permit interactive, moveable VR experiences. The Company’s VR initiative is premised on a unique combination of premium content, proprietary design and best-in-class technology.

In January 2017, the Company launched its flagship pilot IMAX VR Center in Los Angeles and in May 2017, the Company opened a second IMAX VR Center at the AMC Kips Bay theater in New York City. The Company has signed agreements for additional IMAX VR Center pilots, including in China, the United States and the United Kingdom, which are scheduled to open in the coming months. The Company plans to use these pilot locations to test several factors including the overall customer experience, pricing models, throughput, types of content featured and differences in geographic areas. If successful, the Company’s intent is to roll out IMAX VR Centers globally.

In order to deliver high quality content to the IMAX VR Centers, the Company has partnered with Google to design and develop a cinema-grade IMAX VR camera, which will enable filmmakers and content creators to capture and deliver high-quality, 360-degree content experiences to audiences. In addition, the Company recently announced the creation of a virtual reality fund (the “VR Fund”) among the Company, its subsidiary IMAX China Holding Inc. (“IMAX China”) and other strategic investors. The VR Fund will help finance the creation of an estimated 25-30 interactive VR content experiences over the next three years for use across all VR platforms, including in the IMAX VR Centers. The VR Fund will target premium productions with its Hollywood studio and filmmaker partners, as well as gaming publishers and other leading content developers. To further supplement these content experiences, in March 2017, the Company and Warner Bros. Home Entertainment announced a new VR co-financing and production agreement to develop and release three premium, interactive VR experiences based on some of Warner Bros. Pictures’ most highly anticipated upcoming blockbuster films, including Justice League, Aquaman and a third experience that has yet to be announced. The companies plan to launch one experience each year, beginning with Justice League in late 2017, and the experiences will receive an exclusive release window in IMAX VR Centers before being made available to other VR platforms.

Through its VR initiative, the Company sees a unique opportunity to combine premium equipment, more robust computing power, and specially designed spaces to create a highly differentiated, destination-based VR experience that will draw consumers out of their homes, similar to the strategy it has successfully employed in the cinema space.

IMAX Home Entertainment Technologies and Services

With respect to IMAX home entertainment, the Company has announced home theater initiatives, including a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater system. Since 2013, the joint venture has signed agreements with end users for the sale of more than 170 premium home theater systems, and has signed agreements with distributors for the sale of more than 470 home theater systems. Beyond its premium home theater, the Company is also currently developing other components of broader home entertainment platform designed to allow consumers to experience elements of The IMAX Experience® in their homes.

SOURCES OF REVENUE

The primary revenue sources for the Company can be categorized into four main groups: network business, theater business, new business and other.

The network business includes variable revenues that are primarily derived from film studios and exhibitors. Under the Company’s DMR arrangements, the Company provides DMR services to studios in exchange for a percentage of contingent box office receipts. Under joint revenue sharing arrangements, the Company provides IMAX theater systems to exhibitors and also receives a percentage of contingent box office receipts. In addition, certain of the Company’s sales and sales-type leases require customers to make contingent rent payments that are tied to box office performance, and this contingent rent is included in the network business.

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

The Company believes that separating the fixed price revenues from the variable sources of revenue, as well as isolating its non-core new business initiatives, provides greater transparency into the Company’s performance.

Network Business: Digital Re-Mastering (IMAX DMR) and Joint Revenue Sharing Arrangements

Digital Re-Mastering (IMAX DMR)

The Company has developed a proprietary technology, known as IMAX DMR, to digitally re-master Hollywood films into IMAX digital cinema package format or 15/70-format film for exhibition in IMAX theaters at a modest cost that is incurred by the Company. IMAX DMR digitally enhances the image resolution of motion picture films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. In a typical IMAX DMR film arrangement, the Company receives a percentage, which in recent years has averaged approximately 12.5%, of net box office receipts, defined as gross box office receipts less applicable sales taxes, of any commercial films released outside of Greater China in return for converting them to the IMAX DMR format and distributing them through the IMAX theater network. Within Greater China, the Company receives a lower percentage of box office receipts for certain films.

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting select scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio. Recent films that have incorporated IMAX enhancements include Guardians of the Galaxy Vol. 2: An IMAX 3D Experience, released in May 2017; Pirates of the Caribbean: Dead Men Tell No Tales: An IMAX 3D Experience released in May 2017; Transformers: The Last Knight: An IMAX 3D Experience, released in June 2017; Dunkirk: The IMAX Experience, to be released in July 2017; Star Wars: The Last Jedi: An IMAX 3D Experience, to be released in December 2017. In addition, Marvel’s Avengers: Infinity War and the Untitled Avenger Sequel will be shot in their entireties using IMAX cameras.

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

The Company believes that the growth in international box office remains an important driver of future growth for the Company. During the six months ended June 30, 2017, 68.1% of the Company’s gross box office from IMAX DMR films was generated in international markets, as compared to 61.8% in the year ended December 31, 2016. To support continued growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets. During 2016, 12 local language IMAX DMR films, including nine in China, two in Russia and one in Japan, were released to the IMAX theater network. During the six months ended June 30, 2017, five local language IMAX DMR films including two in China, one in Russia, one in Japan and one in India, were released to the IMAX theater network. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX theater network in the remainder of 2017 and beyond.

In addition to the 23 IMAX DMR films released to the IMAX theater network during the first six months ended June 30, 2017, 11 additional IMAX DMR films have been announced so far to be released in the remainder of 2017:

•	Wu Kong: The IMAX Experience (New Classic Media. Pictures, July 2017, China only);

•	Dunkirk: The IMAX Experience (Warner Bros. Pictures, July 2017);

•	Founding of a Party: The IMAX Experience (Warner Bros. Pictures, July 2017, China only);

•	Once Upon a Time: The IMAX Experience (Alibaba. Pictures, August 2017, China only);

•	Atomic Blonde: The IMAX Experience (Universal. Pictures, August 2017, select territories only);

•	Kingsman: The Golden Circle: The IMAX Experience (20th Century Fox, September 2017);

•	Blade Runner 2049: The IMAX Experience (Sony Pictures, October 2017);

•	Geostorm: The IMAX Experience (Warner Bros. Pictures, October 2017);

•	Thor: Ragnarök: The IMAX Experience (Walt Disney Studios, October 2017);

•	Justice League: The IMAX Experience (Warner Bros. Pictures, November 2017); and

•	Star Wars: The Last Jedi: The IMAX Experience (Walt Disney Studios, December 2017).

In addition, in conjunction with Marvel and Disney|ABC Television Group, the Company will be co-producing and exclusively premiering theatrically the new television series “Marvel’s Inhumans” in IMAX theaters. The first two episodes of the series are expected to run worldwide exclusively in IMAX theaters for two weeks in September 2017, and several weeks later, the series will premiere on the ABC network. The Company will earn a return for its participation across the venture, including in the theatrical and television platforms, representing the first time the Company will have an economic interest in a television property.

To date, the Company has announced the following 19 titles to be released in 2018 to the IMAX theater network:

•	Maze Runner: The Death Cure: The IMAX Experience (20th Century Fox, February 2018);

•	Marvel’s Black Panther: The IMAX Experience (Walt Disney Studios, February 2018);

•	A Wrinkle in Time: The IMAX Experience (Walt Disney Studios, March 2018);

•	Tomb Raider: The IMAX Experience (Warner Bros. Pictures, March 2018);

•	Robin Hood: The IMAX Experience (Lionsgate, March 2018);

•	Ready Player One: The IMAX Experience (Warner Bros. Pictures, March 2018);

•	Rampage: The IMAX Experience (Warner Bros. Pictures, April 2018);

•	Avengers: Infinity War: The IMAX Experience (Walt Disney Studios, April 2018);

•	The Lego Movie 2: The IMAX Experience (Warner Bros. Pictures, May 2018);

•	Untitled Han Solo Star Wars Anthology: The IMAX Experience (Walt Disney Studios, May 2018);

•	Jurassic World Sequel: The IMAX Experience (Universal Pictures, June 2018);

•	The Incredibles 2: The IMAX Experience (Walt Disney Studios, June 2018);

•	Ant-Man and the Wasp: The IMAX Experience (Walt Disney Studios, July 2018);

•	Alita: Battle Angel: The IMAX Experience (20th Century Fox, July 2018);

•	Predator: The IMAX Experience (20th Century Fox, August 2018);

•	Mulan: The IMAX Experience (Walt Disney Studios, November 2018);

•	Fantastic Beasts and Where to Find Them 2: The IMAX Experience (Warner Bros. Pictures, November 2018);

•	Ralph Breaks the Internet: Wreck-It Ralph 2: The IMAX Experience (Walt Disney Studios, November 2018); and

•	Aquaman: The IMAX Experience (Warner Bros. Pictures, December 2018).

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate, and anticipates that the number of IMAX DMR films to be released to the IMAX theater network in 2017 will be similar to the 51 IMAX DMR films released to the IMAX theater network in 2016.

Joint Revenue Sharing Arrangements – Contingent Rent

The Company provides IMAX theater systems to certain of its customers under joint revenue sharing arrangements (“JRSA”). The Company has two basic types of joint revenue sharing arrangements: traditional and hybrid.

Under a traditional joint revenue sharing arrangement, the Company provides the IMAX theater system to a customer in return for a portion of the customer’s IMAX box office receipts and, in some cases, concession revenues, rather than requiring the customer to pay a fixed upfront payment or annual minimum payments, as would be required under a sales or sales-type lease arrangement. Payments, which are based on box office receipts, are required throughout the term of the arrangement and are due either monthly or quarterly. Certain maintenance and extended warranty services are provided to the customer for a separate fixed annual fee. The Company retains title to the theater system equipment components, and the equipment is returned to the Company at the conclusion of the arrangement.

Under a hybrid joint revenue sharing arrangement, by contrast, the customer is responsible for making upfront payments prior to the delivery and installation of the IMAX theater system in an amount that is typically half of what the Company would receive from a straight sale transaction. As with a traditional joint revenue sharing arrangement, the customer also pays the Company a portion of the customer’s IMAX box office receipts over the term of the arrangement, although the percentage of box office receipts owing to the Company is typically half that of a traditional joint revenue sharing arrangement. The fixed revenues under a hybrid joint revenue sharing arrangement are reported in the Company’s theater business operations, while the contingent box office receipts are included in the Company’s network business operations.

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

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box office. The Company funds its joint revenue sharing arrangements through cash flows from operations. As at June 30, 2017, the Company had 671 theaters in operation under joint revenue sharing arrangements, a 4.8% increase as compared to the 640 joint revenue sharing arrangements open as at December 31, 2016. The Company also had contracts in backlog for an additional 406 theaters under joint revenue sharing arrangements as at June 30, 2017.

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

IMAX Systems – Contingent Rent

The Company’s sales and sales type lease arrangements include contingent rent in excess of fixed minimum ongoing payments. This contingent rent, which is included in the Company’s network business operations, is recognized after the fixed minimum amount per annum is exceeded as driven by box office performance. Contingent payments in excess of fixed minimum ongoing payments of sales or sales type lease arrangements are recognized as revenue when reported by theater operators, provided collectibility is reasonably assured. In addition, contingent rent includes amounts realized for changes in rent and maintenance payments which are indexed to a local consumer price index.

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

Joint Revenue Sharing Arrangements – Fixed Fees

As discussed in joint revenue sharing arrangements above, under a hybrid joint revenue sharing arrangement the customer is responsible for making upfront payments prior to the delivery and installation of the IMAX theater system in an amount that is typically half of what the Company would receive from a straight sale transaction. These fixed upfront payments are included in the Company’s theater business operations.

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

Other

The Company is also a distributor of large-format films, primarily for its institutional theater partners. The Company generally distributes films which it produces or for which it has acquired distribution rights from independent producers. The Company receives either a percentage of the theater box office receipts or a fixed amount as a distribution fee.

The Company also provides film post-production and quality control services for large-format films (whether produced internally or externally), and digital post-production services.

The Company derives a small portion of its revenues from other sources. As at June 30, 2017, the Company had two owned and operated IMAX theaters (June 30, 2016 — three owned and operated theaters). In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to three other theaters. The Company also rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers.

IMAX Theater Network

The following table outlines the breakdown of the IMAX theater network by type and geographic location as at;

	June 30, 2017 Theater Network Base				December 31, 2016 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	354	4	39	397	349	5	41	395
Canada	37	2	7	46	37	2	7	46
Greater China(1)	443	—	17	460	407	—	17	424
Asia (excluding Greater China)	95	2	3	100	93	2	3	98
Western Europe	77	4	10	91	76	6	10	92
Russia & the CIS	57	—	—	57	56	—	—	56
Latin America(2)	40	—	12	52	38	—	12	50
Rest of the World	51	1	2	54	51	1	2	54

Total	1,154	13	90	1,257	1,107	16	92	1,215

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

As of June 30, 2017, 35.2% of IMAX systems in operation were located in the United States and Canada compared to 36.3% as at December 31, 2016.

To minimize the Company’s credit risk, the Company retains title to the underlying theater systems under lease arrangements, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

The Company currently believes that over time its commercial multiplex theater network could grow to approximately 2,855 IMAX theaters worldwide from 1,154 commercial multiplex IMAX theaters operating as June 30, 2017. The Company believes that the majority of its future growth will come from international markets. As at June 30, 2017, 64.8% of IMAX theater systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 63.7% as at December 31, 2016. Revenues and gross box office derived from outside the United States and Canada continue to exceed revenues and gross box office from the United States and Canada. Risks associated with the Company’s international business are outlined in Risk Factors – “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2016 Form 10-K.

Greater China continues to be the Company’s second-largest and fastest-growing market, measured by revenues. The Company’s Greater China operations have accounted for an increasingly significant portion of its overall revenues, with nearly 33% of overall revenues generated from the Company’s China operations in the six months ended June 30, 2017. As at June 30, 2017, the Company had 460 theaters operating in Greater China with an additional 381 theaters in backlog that are scheduled to be installed in Greater China by 2022. The Company’s backlog in Greater China represents 65.7% of the Company’s current backlog. The Company continues to invest in joint revenue sharing arrangements with select partners to ensure ongoing revenue in this key market. The Company’s largest single international partnership is in China with Wanda Cinema Line Corporation (“Wanda”). In 2016, the Company and Wanda signed an agreement for an additional 150 theater systems under a joint revenue sharing arrangement. This increases Wanda’s total commitment to the Company to 360 theater systems in Greater China, of which 345 theater systems are under the parties’ joint revenue sharing arrangement. See Risk Factors – “The Company faces risks in connection with the continued expansion of its business in China” in Item 1A of the Company’s 2016 Form 10-K.

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at;

	June 30, 2017			December 31, 2016
	IMAX Commercial Multiplex Theater Network			IMAX Commercial Multiplex Theater Network
	JRSA	Sale / Sales- type lease	Total	JRSA	Sale / Sales- type lease	Total
Domestic Total (United States & Canada)	271	120	391	266	120	386

International:
Greater China	285	158	443	261	146	407
Asia (excluding Greater China)	54	41	95	54	39	93
Western Europe	46	31	77	44	32	76
Russia & the CIS	—	57	57	—	56	56
Latin America	—	40	40	—	38	38
Rest of the World	15	36	51	15	36	51

International Total	400	363	763	374	347	721

Worldwide Total	671	483	1,154	640	467	1,107

As at June 30, 2017, 271 (December 31, 2016 — 266) of the 671 (December 31, 2016 — 640) theaters under joint revenue sharing arrangements in operation, or 40.4% (December 31, 2016 — 41.6%), were located in the United States and Canada, with the remaining 400 (December 31, 2016 — 374) or 59.6% (December 31, 2016 — 58.4%) of arrangements being located in international markets. The Company continues to seek to expand its network of theaters under joint revenue sharing arrangements, particularly in select international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	June 30, 2017				December 31, 2016
	Number of Systems		Fixed Contractual Dollar Value (in thousands)		Number of Systems		Fixed Contractual Dollar Value (in thousands)
Sales and sales-type lease arrangements	174		$219,087		143		$175,331
Joint revenue sharing arrangements
Hybrid arrangements	137		72,585	(1)	92		48,658	(1)
Traditional arrangements	269		8,969	(2)	263		3,680	(2)

	580	(3)	$300,641		498	(4)	$227,669

(1)	Reflects contractual upfront payments. Future contingent payments are not reflected as these are based on negotiated shares of box office results.
(2)	No fixed upfront or annual minimum payments. Future contingent payments are not reflected as these are based on negotiated shares of box office results.
(3)	Includes 28 laser-based digital theater system configurations, including four upgrades. The Company continues to develop and roll out its laser-based digital projection system. See “Research and Development” in Item 2 of this Part I for additional information.
(4)	Includes 20 laser-based digital theater system configurations, including three upgrades.

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

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at;

	June 30, 2017			December 31, 2016
	IMAX Theater Backlog			IMAX Theater Backlog
	JRSA	Sale / Lease	Total	JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	46	12	58	51	10	61

International:
Greater China	291	90	381	275	59	334
Asia (excluding Greater China)	19	19	38	12	20	32
Western Europe	43	7	50	12	6	18
Russia & the CIS	—	17	17	—	18	18
Latin America	—	14	14	—	15	15
Rest of the World	7	15	22	5	15	20

International Total	360	162	522	304	133	437

Worldwide Total	406	174	580	355	143	498

Approximately 90.0% of IMAX theater system arrangements in backlog as at June 30, 2017 are scheduled to be installed in international markets (December 31, 2016 – 87.8%).

The following reflects the Company’s signings and installations:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2017		2016		2017		2016
Theater System Signings:
Full new sales and sales-type lease arrangements	14		19		50		47
New joint revenue sharing arrangements	78		75		80		82

Total new theaters	92		94		130		129
Upgrades of IMAX theater systems	3		1		4		2

Total theater signings	95		95		134		131

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016

Theater System Installations:
Full new sales and sales-type lease arrangements	12		13		17		18
New joint revenue sharing arrangements	21		25		30		30

Total new theaters	33		38		47		48
Upgrades of IMAX theater systems	1	(1)	2	(1)	2	(2)	11	(2)(3)

Total theater installations	34		40		49		59

(1)	Includes one installation of an upgrade to a laser-based digital system under a sales arrangement (2016 – one laser-based digital system and one xenon-based digital system under sales and sales-type lease arrangements).
(2)	Includes two installations of an upgrade to a laser-based digital system under sales arrangements (2016 – nine laser-based digital systems under sales and sales-type lease arrangements).
(3)	Includes two installations of an upgrade to xenon-based digital system under sales arrangements.

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

The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to selling prices associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; write-downs for inventory obsolescence; ultimate revenues for film assets; impairment provisions for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post retirement assumptions; accruals for restructuring activities and contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the condensed consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in Item 7 of the Company’s 2016 Form 10-K.

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

The Company presents adjusted net income and adjusted net income per diluted share, which excludes stock-based compensation and non-recurring restructuring charges and associated impairments, because it believes that they are important supplemental measures of the Company’s comparable controllable operating performance. Although stock-based compensation is an important aspect of the Company’s employee and executive compensation packages, it is mostly a non-cash expense and is excluded from certain internal business performance measures, and the Company wants to ensure that its investors fully understand the impact of its stock-based compensation (net of any related tax impact) and non-recurring charges on net income.

In addition, the Company presents adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share because it believes that they are important supplemental measures of its comparable financial results. Without the presentation of these adjusted presentation measure the Company believes it could potentially distort the analysis of trends in business performance and it wants to ensure that its investors fully understand the impact of net income attributable to non-controlling interests and its stock-based compensation and non-recurring restructuring charges and associated impairments (net of any related tax impact) in determining net income attributable to common shareholders.

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

EBITDA is defined as net income with adjustments for depreciation and amortization, interest income (expense)-net, and income tax provision (benefit). Adjusted EBITDA used by the Company is defined as EBITDA plus adjustments for loss from equity accounted investments, stock and other non-cash compensation, restructuring charges and associated impairments and adjusted EBITDA attributable to non-controlling interests.

RESULTS OF OPERATIONS

Important factors that the Company’s Chief Executive Officer (“CEO”) Richard L. Gelfond uses in assessing the Company’s business and prospects include:

•	the signing, installation and financial performance of theater system arrangements (particularly its joint revenue sharing arrangements and new laser-based projection systems);

•	film performance and the securing of new film projects (particularly IMAX DMR films);

•	revenue and gross margins from the Company’s segments;

•	earnings from operations as adjusted for unusual items that the Company views as non-recurring;

•	the success of new business initiatives (including new content and VR initiatives);

•	short- and long-term cash flow projections;

•	the continuing ability to invest in and improve the Company’s technology to enhance its differentiation of presentation versus other cinematic experiences; and

•	the overall execution, reliability and consumer acceptance of The IMAX Experience.

Management, including the Company’s CEO, who is the Company’s Chief Operating Decision Maker (“CODM”) (as defined in the Segment Reporting Topic of the FASB ASC), assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), write-downs net of recoveries, interest income, interest expense and tax (provision) recovery are not allocated to the segments. As identified in note 13 to the accompanying condensed consolidated financial statements in Item 1, the Company has identified new business as an additional reportable segment in the first quarter of 2017. The Company now has the following eight reportable segments: IMAX DMR; joint revenue sharing arrangements; IMAX systems; theater system maintenance; other; new business; film distribution; and film post-production. The Company is presenting the following information at a disaggregated level to provide more relevant information to readers, as permitted by the standard:

•	Network Business

•	The IMAX DMR segment consists of variable revenues from studios for the conversion of films into the IMAX DMR format generated by the box office results from the exhibition of those films in the IMAX theater network.

•	Joint revenue sharing arrangements – contingent rent, consists of variable rent revenues from box office exhibited in IMAX theaters in exchange for the provision of IMAX theater projection system equipment to exhibitors. This excludes fixed hybrid revenues and upfront installation costs from the Company’s hybrid joint revenue sharing arrangements.

•	IMAX systems – contingent rent consists of variable payments in excess of certain fixed minimum ongoing payments, under arrangements in the IMAX systems segment, which are recognized when reported by theater operators, provided collectibility is reasonably assured.

•	Theater Business

•	The IMAX systems segment consists of the design, manufacture and installation of IMAX theater projection system equipment under sales or sales-type lease arrangements for fixed upfront and ongoing consideration, including ongoing fees and finance income.

•	Joint revenue sharing arrangements – fixed fee consists of fixed hybrid revenues and upfront installation costs from the joint revenue sharing arrangement segment.

•	The theater system maintenance segment consists of the provision of IMAX theater projection system equipment maintenance services to the IMAX theater network and the associated costs of those services.

•	Other theater includes after-market sales of IMAX theater projection system parts and 3D glasses from the other segment.

•	New Business

•	The new business segment consists of content licensing and distribution fees associated with the Company’s original content investments, VR initiatives, IMAX Home Entertainment, and other new business initiatives that are in the development and/or start-up phase.

•	Other

•	The film distribution segment consists of revenues and costs associated with the distribution of documentary films for which the Company has distribution rights.

•	The film post-production segment consists of the provision of film post-production, and their associated costs.

•	The other segment consists of certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items.

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

Three Months Ended June 30, 2017 versus Three Months Ended June 30, 2016

The Company reported net income of $1.8 million, or $0.03 per basic and diluted share, for the second quarter of 2017 as compared to net income of $8.9 million, or $0.13 per basic and diluted share for the second quarter of 2016. Net income for the second quarter of 2017 includes a $6.8 million charge, or $0.10 per diluted share (2016 — $8.9 million or $0.13 per diluted share), for stock-based compensation and a $10.3 million charge, or $0.15 per diluted share for restructuring charges and associated impairments. Adjusted net income, which consists of net income excluding the impact of stock-based compensation, restructuring charges and associated impairments and the related tax impact, was $13.5 million, or $0.20 per diluted share, for the second quarter of 2017 as compared to adjusted net income of $15.4 million, or $0.22 per diluted share, for the second quarter of 2016. The Company reported a net loss attributable to common shareholders of $1.7 million, or a $0.03 loss per basic and diluted share for the second quarter of 2017 (2016 — $6.0 million net income or $0.09 per basic and diluted share). Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation, restructuring charges and associated impairments and the related tax impact, was $9.6 million, or $0.15 per diluted share, for the second quarter of 2017 as compared to adjusted net income attributable to common shareholders of $12.3 million, or $0.18 per diluted share, for the second quarter of 2016. A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

(In thousands of U.S. dollars, except per share amounts)	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$1,809	$0.03	$8,908	$0.13
Adjustments:
Stock-based compensation	6,793	0.10	8,870	0.13
Restructuring charges and associated impairments	10,258	0.15	—	—
Tax impact on items listed above	(5,382)	(0.08)	(2,384)	(0.04)

Adjusted net income	13,478	0.20	15,394	0.22
Net income attributable to non-controlling interests (1)	(3,521)	(0.05)	(2,892)	(0.04)
Stock-based compensation (net of tax of less than $0.1 million and less than $0.1 million, respectively) (1)	(153)	—	(168)	—
Restructuring charges and associated impairments (net of tax of less than $0.1 million) (1)	(168)	—	—	—

Adjusted net income attributable to common shareholders	$9,636	$0.15	$12,334	$0.18

Weighted average diluted shares outstanding		65,992		68,455

(1)	Reflects amounts attributable to non-controlling interests.

The following table sets forth the breakdown of revenue and gross margin by nature for the three months ended June 30:

(In thousands of U.S. dollars)	Revenue		Gross Margin
	2017	2016	2017	2016
Network business
IMAX DMR	$27,757	$27,413	$16,998	$17,127
Joint revenue sharing arrangements – contingent rent	18,896	19,498	13,668	14,790
IMAX systems – contingent rent	790	1,211	790	1,211

	47,443	48,122	31,456	33,128

Theater business
IMAX systems
Sales and sales-type leases(1)	16,125	18,720	9,724	9,540
Ongoing fees and finance income(2)	2,613	3,030	2,539	2,924
Joint revenue sharing arrangements – fixed fees	1,408	4,358	176	954
Theater system maintenance	10,904	9,912	4,434	3,370
Other theater	1,699	2,857	405	711

	32,749	38,877	17,278	17,499

New business	1,311	86	(1,183)	(296)

Other
Film distribution and post-production	5,087	2,592	1,998	199
Other	1,168	2,066	(90)	(253)

	6,255	4,658	1,908	(54)

	$87,758	$91,743	$49,459	$50,277

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases and finance income.

Revenues and Gross Margin

The Company’s revenues for the second quarter of 2017 decreased 4.3% to $87.8 million from $91.7 million in second quarter of 2016, largely due to the performance of its segments within the network and theater business operational areas. The gross margin across all segments in the second quarter of 2017 was $49.5 million, or 56.4% of total revenue, compared to $50.3 million, or 54.8% of total revenue in the second quarter of 2016.

Network Business

The performance of the Company’s segments within its network business is impacted by the timing of a release to the IMAX theater network and customer reaction to the film, among other factors that may be outside of the Company’s direct control, including fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations. The distribution window for the release of films in theaters has been compressing and may continue to change in the future. A further reduction in timing between film releases could adversely affect box office performance and consequently future revenues and gross margin. Revenue from the Company’s network business decreased 1.4% to $47.4 million in the second quarter of 2017 from $48.1 million in the second quarter of 2016. The Company’s network business revenue is driven by box office performance, and specifically the impact of its performance on per-screen averages.

IMAX DMR revenues increased slightly by 1.3% to $27.8 million in the second quarter of 2017 from $27.4 million in the second quarter of 2016, which reflects an increase in box office performance and continued growth in the IMAX theater network. IMAX DMR gross margins were consistent at $17.0 million and $17.1 million in the second quarter of 2017 and 2016, respectively.

Gross box office generated by IMAX DMR films increased slightly by 3.1% to $268.9 million in the second quarter of 2017 from $260.8 million in the second quarter of 2016, resulting in increased DMR revenues. Gross box office per-screen for the second quarter of 2017 averaged $237,800, in comparison to $268,200 in the second quarter of 2016 as the increase in gross box office did not increase at the same growth rate of the IMAX theater network. In the second quarter of 2017, gross box office was generated primarily by the exhibition of 16 films (11 new and 5 carryovers), as compared to 17 films (10 new and 7 carryovers) exhibited in the second quarter of 2016.

Contingent revenues from joint revenue sharing arrangements decreased to $18.9 million in the second quarter of 2017 from $19.5 million in the second quarter of 2016, largely due to the lower per-screen averages experienced in the current period, offset partially by continued network growth. The Company ended the second quarter of 2017 with 671 theaters operating under joint revenue sharing arrangements, as compared to 559 theaters at the end of the second quarter of 2016, an increase of 20.0%. Gross box office generated by the joint revenue sharing arrangements was 6.5% higher at $143.7 million in the second quarter of 2017 from $134.9 million in the second quarter of 2016.

The gross margin from joint revenue sharing arrangements decreased 7.6% to $13.7 million in the second quarter of 2017 from $14.8 million in the second quarter of 2016. Included in the calculation of gross margin for the second quarter of 2017 were certain advertising, marketing and commission costs primarily associated with new theater launches of $0.8 million, as compared to $0.9 million during the second quarter of 2016.

Contingent rent revenue from IMAX systems decreased to $0.8 million in the second quarter of 2017 from $1.2 million in the second quarter of 2016. Contingent rent revenue are variable payments received in excess of the fixed minimum ongoing payments which are primarily driven by box office performance reported by theater operators. The decrease in revenue is primarily due to a decrease in the IMAX theater network’s ability to meet minimum rent requirements as the per-screen gross box office levels have decreased in comparison to the prior year period.

Theater Business

Theater Business revenue decreased 15.8% to $32.7 million in the second quarter of 2017 as compared to $38.9 million in second quarter of 2016.

The decrease in revenue is primarily due to seven fewer installations and recognitions in the first quarter of 2017 as compared to the comparative period in 2016. In the second quarter of 2017, the Company installed 16 theater systems under sales or sales-type lease arrangements, which includes three theater systems under hybrid joint revenue sharing arrangements, versus 23 theater systems, which includes eight theater systems under hybrid joint revenue sharing arrangements, in the second quarter of 2016.

Revenue from sales and sales-type leases was $16.1 million in the second quarter of 2017, as compared to $18.7 million in the second quarter of 2016. The Company recognized revenue on 12 full, new theater systems which qualified as either sales or sales-type leases in the second quarter of 2017, with a total value of $14.7 million, versus 12 full, new theater systems in the second quarter of 2016 with a total value of $16.0 million. Average revenue per full, new theater system under a sales and sales-type lease arrangement was $1.2 million for the three months ended June 30, 2017, as compared to $1.3 million in the three months ended June 30, 2016. The average revenue per full, new theater system varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors.

The Company recognized revenue from three full, new theater systems under hybrid joint revenue sharing arrangements in the second quarter of 2017, with a total value of $1.4 million, versus eight full, new theater systems in the second quarter of 2016 with a total value of $4.3 million.

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

	Three Months Ended June 30,
	2017		2016
New IMAX digital theater systems—installed and recognized Sales and sales-types lease arrangements	12		13
Joint revenue sharing arrangements	21	(1)	25	(1)

Total new theater systems	33		38

IMAX digital theater system upgrades—installed and recognized Sales and sales-types lease arrangements	1	(2)	2	(2)

Total upgraded theater systems	1		2

Total theater systems installed	34		40

(1)	Includes three hybrids and 18 traditional theater systems under joint revenue sharing arrangements (2016 – eight hybrids and 17 traditional theater systems under joint revenue sharing arrangements).
(2)	Includes one laser-based digital system configuration under a sales arrangement (2016 – one laser-based digital system configuration upgrade under a sales arrangement).

Theater business margin from full, new theater systems, excluding theater systems under hybrid arrangements, was 69.9% in the second quarter of 2017, which was higher than the 58.0% experienced in the second quarter of 2016. Gross margin varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location and other various factors. For the three months ended June 30, 2017, the exhibitor’s location played a significant role in the higher gross margin as compared to the prior year period.

Gross margin from the installation and recognition of hybrid joint revenue sharing arrangements was $0.2 million in the second quarter of 2017, as compared to $1.0 million in the second quarter of 2016, as five fewer systems were recognized in the current period.

Theater system maintenance revenue increased 10.0% to $10.9 million in the second quarter of 2017 from $9.9 million in the second quarter of 2016. Theater system maintenance gross margin was $4.4 million in the second quarter of 2017 versus $3.4 million in the second quarter of 2016. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Ongoing fees and finance income was $2.6 million in the second quarter of 2017 compared to $3.0 million in the second quarter of 2016. Gross margin for ongoing fees and finance income decreased to $2.5 million in the second quarter of 2017 from $2.9 million in the second quarter of 2016.

Other theater revenue decreased to $1.7 million in the second quarter of 2017 as compared to $2.9 million in the second quarter of 2016, largely driven by the overall weaker performance of the Company’s owned and operated theaters partly due to two owned and operated theaters in the current period whereas the prior year comparative period reflects three owned and operated theaters. Other theater revenue primarily includes revenue generated from the Company’s after-market sales of projection system parts and 3D glasses. The gross margin recognized from other theater revenue was $0.4 million in the second quarter of 2017 as compared to $0.7 million in the second quarter of 2016.

New Business

New business revenue was primarily generated from contractual payments relating to progress on the development of an IMAX VR camera. Revenue earned from the Company’s new business initiatives was $1.3 million in the second quarter of 2017, as compared to $0.1 million in the second quarter of 2016.

Gross margin decreased to a loss of $1.2 million in the second quarter of 2017 from a loss of $0.3 million in the second quarter of 2016, primarily due to the launch of the Company’s first IMAX VR Center in Los Angeles, the opening of the AMC Kips Bay VR location and the performance of the Company’s other new business initiatives, as compared to the prior year comparative period.

The Company is evaluating its new business initiatives separately from its core business as the nature of its activities is separate and distinct from its ongoing operations. The Company recognized a loss before tax from its new business initiatives for the second quarter of 2017 of $7.2 million, which includes amortization of $0.4 million, restructuring charges and associated impairments of $3.4 million and an equity loss of $0.3 million, as compared to net loss of $3.0 million, which includes amortization of $0.2 million and an equity loss of $1.4 million, in the prior year comparative period. Negative EBITDA from the Company’s new business initiatives was $3.1 million in the second quarter of 2017, as compared to $1.6 million in the second quarter of 2016.

Other

Film distribution and post-production revenues was $5.1 million in the second quarter of 2017, as compared to $2.6 million in the second quarter of 2016, primarily due to an increase in film distribution revenue from IMAX original films. Film distribution and post-production gross margin was $2.0 million in the second quarter of 2017 as compared to $0.2 million in the second quarter of 2016 primarily due to a charge against film assets. The Company reviewed the carrying value of certain documentary film assets as a result of lower than expected revenue being generated during the period and revised expectations for future revenues based on the latest information available. An impairment of $1.2 million was recorded based on the carrying value of these documentary films as compared to the related estimated future box office and revenues that would ultimately be generated by these films. No similar charge was recorded in the second quarter of 2016.

Other revenue decreased to $1.2 million in the second quarter of 2017, as compared to $2.1 million in the second quarter of 2016. Other revenue primarily includes revenue generated from the Company’s theater operations and camera rental business. The decrease in revenue is primarily the result of two IMAX owned and operational theaters in the second quarter of 2017, as compared to three such theaters in the prior year comparative period.

The gross margin recognized from other revenue was a loss of $0.1 million in the second quarter of 2017 as compared to a loss of $0.3 million in the second quarter of 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $28.6 million in the second quarter of 2017, as compared to $33.1 million in the second quarter of 2016. Selling, general and administrative expenses excluding the impact of stock-based compensation were $22.4 million in the second quarter of 2017, as compared to $24.2 million in the second quarter of 2016. The following reflects the significant items impacting selling, general and administrative expenses as compared to the prior year comparative period:

•	a $2.7 million decrease in the Company’s stock-based compensation.

•	a $1.6 million net decrease in other general corporate expenditures including consulting, professional fees, travel and entertainment; and

•	a $0.6 million decrease due to a change in foreign exchange rates. During the second quarter ended June 30, 2017, the Company recorded a foreign exchange gain of $0.2 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities as compared to a loss of $0.4 million recorded in 2016.

These decreases were offset by a $0.4 million increase in staff costs, including salaries and benefits.

Research and Development Expenses

Research and development expenses increased to $5.7 million in the second quarter of 2017 compared to $3.4 million in the second quarter of 2016 and are primarily attributable to the continued development of the Company’s new commercial laser-based digital projection system and other new business initiatives which commenced in 2017, including the Google camera and VR.

The Company intends for additional research and development to continue throughout 2017 as the Company supports further development of the commercial laser-based projection system and its new business initiatives, including VR and the previously-announced cinema-grade VR camera to be developed in partnership with Google.

The Company also intends to continue research and development in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing and manufacturing more IMAX cameras, enhancing the Company’s 2D and 3D image quality, expanding the applicability of the Company’s digital technology, developing IMAX theater systems’ capabilities in both home and live entertainment, improvements to the DMR process and the ability to deliver DMR releases digitally to its theater network, without the requirement for hard drives.

Asset impairments

During the second quarter of 2017, the Company identified and wrote off $1.2 million pertaining to a certain loan which is no longer considered collectible. No such charges were recognized in the prior year comparative period.

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.9 million in the second quarter of 2017 as compared to a net provision of $0.2 million in the second quarter of 2016.

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

Interest Income and Expense

Interest income was $0.3 million in the second quarter of 2017, as compared to $0.4 million in the second quarter of 2016.

Interest expense was $0.4 million in the second quarter of 2017, as compared to $0.5 million in the second quarter of 2016. Included in interest expense is the amortization of deferred finance costs in the amount of $0.2 million in the second quarter of 2017, as compared to $0.2 million in the second quarter of 2016. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Restructuring charges and associated impairments

Restructuring charges and associated impairments were $10.3 million in the second quarter of 2017. Restructuring charges comprised of employee severance costs, costs of consolidating facilities and contract termination costs totaled $4.7 million in the second quarter of 2017. Associated impairments related to certain exit activities were $5.6 million in the second quarter of 2017. No such charges were incurred in the prior year comparative period.

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

As at June 30, 2017, the Company had a gross deferred income tax asset of $31.7 million, against which the Company is carrying a $0.2 million valuation allowance. For the three months ended June 30, 2017, the Company recorded an income tax recovery of $0.2 million, of which a provision of less than $0.1 million was related to its provision for uncertain tax positions. In addition, included in the provision for income taxes was a $0.2 million recovery for windfall tax benefits, offset by a less than $0.1 million provision related to other items.

The Company’s Chinese subsidiary has made inquiries of the Chinese State Administration of Taxation regarding the potential deductibility of certain stock based compensation for stock options issued by the Chinese subsidiary’s parent company, IMAX China Holding, Inc. In addition, Chinese regulatory authorities responsible for capital and exchange controls will need to review and approve the proposed transactions before they can be completed. There may be a requirement for future investment of funds into China in order to secure the deduction. Should the Company proceed, any such future investment would come from existing capital invested in the IMAX China group of companies being redeployed amongst the IMAX China group of companies, including the Chinese subsidiary. The Company is unable to reliably estimate the magnitude of the related tax benefits at this time.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. As at June 30, 2017, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2016 — $nil). The Company’s accumulated losses in excess of its equity investment were $0.6 million as at June 30, 2017. For the three months ended June 30, 2017, gross revenues, cost of revenue and net loss for these investments were $0.2 million, $0.9 million and $0.7 million, respectively (2016 — $nil, $2.1 million and $2.3 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.3 million second quarter of 2017, compared to $1.3 million experienced in the second quarter of 2016.

Non-Controlling Interests

The Company’s condensed consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the IMAX China IPO as well as the impact of a non-controlling interest in its subsidiary created for the Film Fund activity. For the three months ended June 30, 2017, the net income attributable to non-controlling interests of the Company’s subsidiaries was $3.5 million (2016 — $2.9 million).

Six Months Ended June 30, 2017 versus Six Months Ended June 30, 2016

The Company reported net income of $0.9 million, or $0.01 per basic and diluted share, for the six months ended June 30, 2017 as compared to net income of $22.9 million, or $0.33 per basic and diluted share for the six months ended June 30, 2016. Net income for the six months ended June 30, 2017 includes a $12.1 million charge, or $0.18 per diluted share (2016 — $14.7 million or $0.21 per diluted share), for stock-based compensation and a $10.3 million charge, or $0.15 per diluted share for restructuring charges and associated impairments. Adjusted net income, which consists of net income excluding the impact of stock-based compensation, restructuring charges and associated impairments and the related tax impact, was $16.5 million, or $0.24 per diluted share, for the six months ended June 30, 2017 as compared to adjusted net income of $33.4 million, or $0.48 per diluted share, for the six months ended June 30, 2016. The Company reported a net loss attributable to common shareholders of $1.6 million, or a loss of $0.02 per basic and diluted share for the six months ended June 30, 2017 (2016 — net income of $17.3 million, or $0.25 per basic and diluted share). Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation, restructuring charges and associated impairments and the related tax impact, was $13.5 million, or $0.20 per diluted share, for the six months ended June 30, 2017 as compared to adjusted net income attributable to common shareholders of $27.6 million, or $0.40 per diluted share, for the six months ended June 30, 2016. A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

(In thousands of U.S. dollars, except per share amounts)	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$922	$0.01	$22,860	$0.33
Adjustments:
Stock-based compensation	12,057	0.18	14,743	0.21
Restructuring charges and associated impairments	10,258	0.15	—	—
Tax impact on items listed above	(6,723)	(0.10)	(4,184)	(0.06)

Adjusted net income	16,514	0.24	33,419	0.48
Net income attributable to non-controlling interests (1)	(2,559)	(0.04)	(5,542)	(0.08)
Stock-based compensation (net of tax of $0.1 million and $0.1 million, respectively) (1)	(281)	—	(293)	—
Restructuring charges and associated impairments (net of tax of less than $0.1 million) (1)	(168)	—	—	—

Adjusted net income attributable to common shareholders	$13,506	$0.20	$27,584	$0.40

Weighted average diluted shares outstanding		66,548		69,222

(1)	Reflects amounts attributable to non-controlling interests.

The following table sets forth the breakdown of revenue and gross margin by nature for the six months ended June 30:

(In thousands of U.S. dollars)	Revenue		Gross Margin
	2017	2016	2017	2016
Network Business
IMAX DMR	$51,166	$57,218	$34,466	$39,950
Joint revenue sharing arrangements – contingent rent	34,130	40,813	23,920	32,278
IMAX systems – contingent rent	1,478	2,398	1,478	2,398

	86,774	100,429	59,864	74,626

Theater Business
IMAX systems
Sales and sales-type leases(1)	23,067	36,719	12,944	13,859
Ongoing fees and finance income(2)	5,198	5,704	5,060	5,252
Joint revenue sharing arrangements – fixed fees	1,878	6,428	264	1,458
Theater system maintenance	21,949	19,738	8,683	6,808
Other theater	3,864	5,344	834	679

	55,956	73,933	27,785	28,056

New Business	2,591	86	(1,520)	(521)

Other
Film distribution and post-production	8,670	5,362	(665)	768
Other	2,423	4,061	(234)	(476)

	11,093	9,423	(899)	292

	$156,414	$183,871	$85,230	$102,453

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases and finance income.

Revenues and Gross Margin

The Company’s revenues for the six months ended June 30, 2017 decreased by 14.9% to $156.4 million from $183.9 million in six months ended June 30, 2016, primarily due to a decrease in revenues from the Company’s segments within its network and theater business operations. The gross margin across all segments in the six months ended June 30, 2017 was $85.2 million, or 54.5% of total revenue, compared to $102.5 million, or 55.7% of total revenue in the six months ended June 30, 2016.

Network Business

The Company’s network business performance is impacted by the timing of a release to the IMAX theater network and customer reaction to the film, among other factors that may be outside of the Company’s direct control, including fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations. The distribution window for the release of films in theater has been compressing and may continue to change in the future. A further reduction in timing between film releases could adversely affect box office performance and consequently future revenues and gross margin.

Network business revenue decreased by 13.6% to $86.8 million in the six months ended June 30, 2017 from $100.4 million in the six months ended June 30, 2016. The Company’s network business revenue is driven by gross box office performance, which was lower in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 as discussed below.

IMAX DMR revenues decreased 10.6% to $51.2 million in the six months ended June 30, 2017 from $57.2 million in the six months ended June 30, 2016, due to weaker gross box office performance leading to lower per-screen averages. IMAX DMR gross margins decreased to $34.5 million from $40.0 million, primarily due to lower gross box office performance.

Gross box office generated by IMAX DMR films decreased 9.7% to $481.0 million in the six months ended June 30, 2017 from $532.8 million in the six months ended June 30, 2016. Gross box office per-screen for the six months ended June 30, 2017 averaged $427,100, in comparison to $550,800 in the second quarter of 2016. In the six months ended June 30, 2017, gross box office was generated primarily by the exhibition of 33 films (23 new and 10 carryovers), as compared to 27 films (21 new and 6 carryovers) exhibited in the six months ended June 30, 2016.

The 16.4% decrease in revenues from joint revenue sharing arrangements was largely due to weaker gross box office performance versus the prior year comparative period, offset slightly by continued network growth. Revenues from joint revenue sharing arrangements decreased to $34.1 million in the six months ended June 30, 2017 from $40.8 million in the six months ended June 30, 2016. The Company ended the current period with 671 theaters operating under joint revenue sharing arrangements, as compared to 559 theaters at the end of the six months ended June 30, 2016, an increase of 20.0%. Gross box office generated by the joint revenue sharing arrangements was 7.0% lower at $259.5 million in the six months ended June 30, 2017 from $279.0 million in the six months ended June 30, 2016.

The gross margin from joint revenue sharing arrangements decreased by 25.9% to $23.9 million in the six months ended June 30, 2017 from $32.3 million in the six months ended June 30, 2016. Included in the calculation of gross margin for the six months ended June 30, 2017 were certain advertising, marketing and commission costs primarily associated with new theater launches of $1.2 million, as compared to $0.9 million during the six months ended June 30, 2016.

Contingent rent revenue from IMAX systems decreased to $1.5 million in the six months ended June 30, 2017 from $2.4 million in the six months ended June 30, 2016. Contingent rent revenue are variable payments received in excess of the fixed minimum ongoing payments which are primarily driven by gross box office performance reported by theater operators. The decrease in revenue is primarily due to a decrease in gross box office performance in the six months ended June 30, 2017 versus the prior year comparative period.

Theater Business

Theater business revenue decreased 24.3% to $56.0 million in the six months ended June 30, 2017 as compared to $73.9 million in six months ended June 30, 2016.

The decrease in theater business revenue is primarily due to 18 fewer theater system installations in the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, for a total of $17.3 million. The Company installed 23 theater systems under sales and sales-type lease arrangements, which includes four theater systems under hybrid joint revenue sharing arrangements, in the six months ended June 30, 2017 versus 41 theater systems, which includes 12 theater systems under hybrid joint revenue sharing arrangements, in the six months ended June 30, 2016.

Revenue from sales and sales-type leases was $23.1 million in the six months ended June 30, 2017, as compared to $36.7 million in the six months ended June 30, 2016. The Company recognized revenue on 17 full, new theater systems which qualified as either sales or sales-type leases in the six months ended June 30, 2017, with a total value of $20.2 million, versus 17 full, new theater systems in the six months ended June 30, 2016 with a total value of $21.9 million. Average revenue per full, new theater system under a sales and sales-type lease arrangement was $1.2 million for the six months ended June 30, 2017, as compared to $1.3 million in the six months ended June 30, 2016. The average revenue per full, new theater system under a sales and sales-type lease arrangement varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors.

The Company recognized revenue from four full, new theater systems under hybrid joint revenue sharing arrangements in the six months ended June 30, 2017, with a total value of $1.9 million, versus 12 full, new theater systems in the six months ended June 30, 2016 with a total value of $6.4 million. Average revenue per theater system upgrade was $1.3 million for the six months ended June 30, 2017, as compared to $1.2 million in the six months ended June 30, 2016.

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

	Six Months Ended June 30,
	2017		2016
New IMAX xenon-based digital theater systems—installed and recognized
Sales and sales-types lease arrangements	17		18
Joint revenue sharing arrangements	30	(1)	30	(1)

Total new theater systems	47		48

IMAX xenon-based digital theater system upgrades—installed and recognized
Sales and sales-types lease arrangements	2	(2)	11	(2)
Short-term operating lease arrangements	—		—
Joint revenue sharing arrangements	—		—

Total upgraded theater systems	2		11

Total theater systems installed	49		59

(1)	Includes four hybrids and 26 traditional theater systems under joint revenue sharing arrangements (2016 – 12 hybrids and 18 traditional joint revenue sharing arrangements).
(2)	Includes two laser-based digital system configuration under sales arrangements (2016 – nine laser-based digital system configuration upgrades).

Theater business margin from full, new sales and sales-type lease systems was 68.9% in the six months ended June 30, 2017 which was higher than the 60.8% experienced in the six months ended June 30, 2016. Gross margin from theater system upgrades was $0.2 million in the six months ended June 30, 2017, as compared to $1.7 million in the six months ended June 30, 2016, primarily due to two theater system upgrades in the six months ended June 30, 2017, as compared to 11 upgrades in the six months ended June 30, 2016. In addition, the Company recorded a charge of $0.2 million upon the upgrade of a xenon-based digital system under an operating lease arrangement to a laser-based digital system under a sales arrangement in the six months ended June 30, 2016, for components which were not used in the upgrade and cannot be used for future installations. No such charge was recorded in the six months ended June 30, 2017. Gross margin varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location and other various factors.

Gross margin from the installation and recognition of theater systems under hybrid joint revenue sharing arrangements was $0.3 million in the six months ended June 30, 2017, as compared to $1.5 million in the six months ended June 30, 2016, which is a direct result of the number of theater systems recognized in each respective period.

Theater system maintenance revenue increased 11.2% to $21.9 million in the six months ended June 30, 2017 from $19.7 million in the six months ended June 30, 2016. Theater system maintenance gross margin was $8.7 million in the six months ended June 30, 2017 versus $6.8 million in the six months ended June 30, 2016. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Ongoing fees and finance income was $5.2 million in the six months ended June 30, 2017 compared to $5.7 million in the six months ended June 30, 2016. Gross margin for ongoing rent and finance income decreased to $5.1 million in the six months ended June 30, 2017 from $5.3 million in the six months ended June 30, 2016.

Other theater revenue decreased to $3.9 million in the six months ended June 30, 2017 as compared to $5.3 million in the six months ended June 30, 2016. Other theater revenue primarily includes revenue generated from the Company’s after-market sales of projection system parts and 3D glasses. The gross margin recognized from other theater revenue was $0.8 million in the six months ended June 30, 2017 as compared to $0.7 million in the six months ended June 30, 2016.

New Business

New business revenue was primarily generated from contractual payments relating to progress on the development of an IMAX VR camera. Revenue earned from the Company’s new business initiatives was $2.6 million in the six months ended June 30, 2017, as compared to less than $0.1 million in the six months ended June 30, 2016.

The gross margin recognized from the new business segment was a loss of $1.5 million in the six months ended June 30, 2017 as compared to a loss of $0.5 million in the six months ended June 30, 2016, primarily due to the launch of the Company’s first IMAX VR Center in Los Angeles, the opening of the AMC Kips Bay VR location and the performance of the Company’s other new business initiatives, as compared to the prior year comparative period.

The Company is evaluating its new business initiatives separately from its core business as the nature of its activities is separate and distinct from its ongoing operations. The Company recognized a loss before tax from its new business initiatives for the six months ended June 30, 2017 of $9.9 million, which includes amortization of $0.8 million, restructuring charges and associated impairments of $3.4 million and an equity loss of $0.5 million, as compared to net loss of $5.5 million, which includes amortization of $0.2 million and an equity loss of $1.8 million, in the prior year comparative period. Negative EBITDA from the Company’s new business initiatives was $5.2 million and $3.5 million in the six months ended June 30, 2017 and 2016, respectively.

Other

Film distribution and post-production revenues was $8.7 million in the six months ended June 30, 2017, as compared to $5.4 million in the six months ended June 30, 2016, primarily due to an increase in film distribution revenue from IMAX original films. Film distribution and post-production gross margin was a loss of $0.7 million in the six months ended June 30, 2017 as compared to a margin of $0.8 million in the six months ended June 30, 2016 primarily due to a charge against film assets. The Company reviewed the carrying value of certain documentary film assets as a result of lower than expected revenue being generated during the period and revised expectations for future revenues based on the latest information available. An impairment of $4.6 million was recorded based on the carrying value of these documentary films as compared to the related estimated future box office and revenues that would ultimately be generated by these films. No similar charge was recorded in the six months ended June 30, 2016.

Other revenue decreased to $2.4 million in the six months ended June 30, 2017, as compared to $4.1 million in the six months ended June 30, 2016. Other revenue primarily includes revenue generated from the Company’s theater operations and camera rental business. The decrease in revenue is primarily the result of two IMAX owned and operational theaters in the six months ended June 30, 2016, as compared to three such theaters in the prior year comparative period.

The gross margin recognized from other revenue was a loss of $0.2 million in the six months ended June 30, 2017, as compared to a loss of $0.5 million in the six months ended June 30, 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $59.5 million in the six months ended June 30, 2017, as compared to $62.0 million in the six months ended June 30, 2016. Selling, general and administrative expenses excluding the impact of stock-based compensation were $48.5 million in the six months ended June 30, 2017, as compared to $47.3 million in the six months ended June 30, 2016. The following reflects the significant items impacting selling, general and administrative expenses as compared to the prior year comparative period:

•	a $3.7 million decrease in the Company’s stock-based compensation;

•	a $0.7 million net decrease in other general corporate expenditures including consulting, professional fees, travel and entertainment; and

•	a $0.1 million decrease due to a change in foreign exchange rates. During the six months ended June 30, 2017, the Company recorded a foreign exchange gain of $0.2 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities as compared to a gain of $0.1 million recorded in 2016.

These decreases were partially offset by a $2.0 million increase in staff costs, including salaries and benefits.

Research and Development

Research and development expenses increased to $10.0 million in the six months ended June 30, 2017 compared to $7.1 million in the second quarter of 2016 and are primarily attributable to the continued development of the Company’s new commercial laser-based digital projection system and other new business initiatives which commenced in 2016, including the Google camera and VR.

The Company intends for additional research and development to continue throughout 2017 as the Company supports further development of the commercial laser-based projection system and its new business initiatives, including VR and the previously-announced cinema-grade VR camera to be developed in partnership with Google.

The Company also intends to continue research and development in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing and manufacturing more IMAX cameras, enhancing the Company’s 2D and 3D image quality, expanding the applicability of the Company’s digital technology, developing IMAX theater systems’ capabilities in both home and live entertainment, improvements to the DMR process and the ability to deliver DMR releases digitally to its theater network, without the requirement for hard drives.

Asset impairments

During the six months ended June 30, 2017, the Company identified and wrote off $1.2 million related to a certain loan that is no longer considered collectible. No such charge was recognized in the prior year comparative period.

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $1.1 million in the six months ended June 30, 2017 as compared to a net provision of $0.4 million in the six months ended June 30, 2016.

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

Interest Income and Expense

Interest income was $0.5 million in the six months ended June 30, 2017, as compared to $0.8 million in the six months ended June 30, 2016.

Interest expense was $0.9 million in the six months ended June 30, 2017, as compared to $0.9 million in the six months ended June 30, 2016. Included in interest expense is the amortization of deferred finance costs in the amount of $0.3 million in the six months ended June 30, 2017 as compared to $0.3 million in the six months ended June 30, 2016. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Restructuring charges and associated impairments

Restructuring charges and associated impairments were $10.3 million in the six months ended June 30, 2017. Restructuring charges comprised of employee severance costs, costs of consolidating facilities and contract termination costs of $4.7 million. Associated impairments related to the exit activities were $5.6 million in the six months ended June 30, 2017. No such charges were incurred in the six months ended June 30, 2016.

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

As at June 30, 2017, the Company had a gross deferred income tax asset of $31.7 million, against which the Company is carrying a $0.2 million valuation allowance. For the six months ended June 30, 2017, the Company recorded an income tax recovery of $0.1 million, of which a provision of less than $0.1 million was related to its provision for uncertain tax positions. In addition, included in the recovery of income taxes was a $0.5 million recovery for windfall tax benefits, offset by a $0.5 million provision related to other items.

The Company’s Chinese subsidiary has made inquiries of the Chinese State Administration of Taxation regarding the potential deductibility of certain stock based compensation for stock options issued by the Chinese subsidiary’s parent company, IMAX China Holding, Inc. In addition, Chinese regulatory authorities responsible for capital and exchange controls will need to review and approve the proposed transactions before they can be completed. There may be a requirement for future investment of funds into China in order to secure the deduction. Should the Company proceed, any such future investment would come from existing capital invested in the IMAX China group of companies being redeployed amongst the IMAX China group of companies, including the Chinese subsidiary. The Company is unable to reliably estimate the magnitude of the related tax benefits at this time.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. As at June 30, 2017, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2016 — $nil). The Company’s accumulated losses in excess of its equity investment were $0.6 million as at June 30, 2017. For the six months ended June 30, 2017, gross revenues, cost of revenue and net loss for the Company’s investments were $0.5 million, $1.8 million and $1.4 million, respectively (2016 — $0.3 million, $4.4 million and $4.1 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.5 million six months ended June 30, 2017, compared to $1.8 million experienced in the six months ended June 30, 2016.

Non-Controlling Interests

The Company’s condensed consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the IMAX China IPO as well as the impact of a non-controlling interest in its subsidiary created for the Film Fund activity. For the six months ended June 30, 2017, the net income attributable to non-controlling interests of the Company’s subsidiaries were $2.6 million (2016 — $5.5 million).

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

Total amounts drawn and available under the Credit Facility at June 30, 2017 were $nil and $200.0 million, respectively (December 31, 2016 – $nil and $200.0 million, respectively).

Under the Credit Facility, the effective interest rate for the six months ended June 30, 2017 was nil, as no amounts were outstanding during the period (2016 – nil).

The Credit Facility provides that the Company is required at all times to satisfy a Minimum Liquidity Test (as defined in the Credit Agreement) of at least $50.0 million. The Company is also required to maintain minimum EBITDA (as defined in the Credit Agreement) of $100.0 million. The Company is also required to maintain a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 2.0:1.0, which requirement decreases to 1.75:1.0 on December 31, 2017. The Company was in compliance with all of these requirements at June 30, 2017. The Maximum Total Leverage Ratio was 0.24:1 as at June 30, 2017, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $26.7 million. EBITDA is calculated as follows:

Adjusted EBITDA per Credit Facility:	For the Three Months Ended June 30, 2017	For the Twelve Months Ended June 30, 2017(1)
(In thousands of U.S. Dollars)
Net income	$1,809	$17,382
Add (subtract):
(Recovery of) provision for income taxes	(238)	9,004
Interest expense, net of interest income	155	688
Depreciation and amortization, including film asset amortization	13,136	49,253

EBITDA	$14,862	$76,327
Restructuring charges and associated impairments	10,258	10,258
Stock and other non-cash compensation	6,837	29,069
Write-downs, net of recoveries including asset impairments and receivable provisions	3,592	12,293
Loss from equity accounted investments	264	1,059

Adjusted EBITDA before non-controlling interests	$35,813	$129,006
Adjusted EBITDA attributable to non-controlling interests(2)	(6,516)	(19,851)

	$29,297	$109,155

(1)	Ratio of total debt calculated using twelve months ended Adjusted EBITDA
(2)	The Adjusted EBITDA calculation specified for purposes of the minimum Adjusted EBITDA covenant excludes the reduction in Adjusted EBITDA from the Company’s non-controlling interests.

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

Total amount drawn under the Playa Vista Loan as at June 30, 2017 was $26.7 million (December 31, 2016 — $27.7 million). Under the Playa Vista Loan, the effective interest rate for the three and six months ended June 30, 2017 was 3.08% and 2.97%, respectively (2016 — 2.44% and 2.44%, respectively).

Letters of Credit and Other Commitments

As at June 30, 2017, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2016 — $nil), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. The Company did not have any letters of credit and advance payment guarantees outstanding as at June 30, 2017 (December 31, 2016 — $0.1 million) under the Bank of Montreal Facility.

Cash and Cash Equivalents

As at June 30, 2017, the Company’s principal sources of liquidity included cash and cash equivalents of $158.2 million, the Credit Facility, anticipated collection from trade accounts receivable of $96.3 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $29.6 million and payments expected in the next 12 months on existing backlog deals. As at June 30, 2017, the Company did not have any amount drawn on the Credit Facility (remaining availability of $200.0 million), and the Company had $26.7 million drawn on the Playa Vista Loan. There were no letters of credit and advance payment guarantees outstanding under either the Credit Facility or the Bank of Montreal Facility. Cash held outside of North America as at June 30, 2017 was $126.1 million (December 31, 2016 — $117.4 million), of which $38.1 million was held in the People’s Republic of China (“PRC”) (December 31, 2016 — $31.5 million). The Company’s intent is to permanently reinvest these amounts outside of Canada and the Company does not currently anticipate that it will need funds generated from foreign operations to fund North American operations. In the event funds from foreign operations are needed to fund operations in North America and if withholding taxes have not already been previously provided, the Company would be required to accrue and pay these additional withholding tax amounts on repatriation of funds from China to Canada. The Company currently estimates this amount to be $5.8 million.

During the six months ended June 30, 2017, the Company used cash of $46.5 million of which $37.2 million was provided by operating activities. The Company used cash of $31.4 million to fund capital expenditures, to build equipment for use in joint revenue sharing arrangements, to purchase other intangible assets, to invest in new business ventures such as its VR initiatives and to purchase property, plant and equipment. Based on management’s current operating plan for 2017, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements, to fund DMR agreements with studios, to invest in new business ventures and to make additional share repurchases. Cash flows from joint revenue sharing arrangements are derived from the theater box office and concession revenues and the Company invested directly in the roll out of 30 new theater systems under joint revenue sharing arrangements during the six months ended June 30, 2017, of which 26 new theater systems were capitalized by the Company.

The Company completed its previously announced $200.0 million share repurchase program in the second quarter of 2017 by repurchasing 1,736,150 common shares at an average price of $26.57 per share. The retired shares were repurchased for $46.1 million.

In June 2017, the Company announced a number of actions aimed at increasing Company value, including the approval by the Company’s Board of Directors of a new share repurchase program which authorizes the repurchase of up to $200.0 million of its common shares by June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. There were no repurchases of shares under the new share repurchase program during the second quarter. In addition, the Company is implementing a cost reduction plan with the goal to create annualized cost savings aimed at increasing profitability, operating leverage and free cash flow. The Company anticipates the cost savings to take effect beginning in the third quarter of 2017. The more streamlined cost structure will enable the Company to scale its business with increased efficiency and facilitate operating leverage during both strong and weak periods of gross box office. For more details see notes 12 and note 17 to the accompanying condensed consolidated financial statements in Item 1.

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

Cash provided by operating activities amounted to $37.2 million for the six months ended June 30, 2017. Changes in other non-cash operating assets as compared to December 31, 2016 include:

•	an increase of $1.9 million in accounts receivable resulting from amounts billed in the period offset by cash receipts;

•	a decrease of $3.1 million in financing receivables primarily due to ongoing minimum rent payments received offset by installation and recognition of IMAX theater systems under sales or sales-type lease arrangements;

•	a decrease of $0.8 million in inventories as the amounts relieved from inventory for systems recognized and service parts used exceeded the build-up of inventory for future IMAX theater system installations under sales or sales-type lease arrangements.

•	an increase of $2.8 million in prepaid expenses due to timing; and

•	an increase of $0.2 million in other assets which reflects a change in insurance recoveries.

Changes in other operating liabilities as compared to December 31, 2016 include: an increase in deferred revenue of $23.4 million related to backlog payments received in the current period, offset by amounts relieved from deferred revenue related to theater system installations; an increase in accounts payable of $1.8 million; a decrease of $16.3 million in accrued liabilities primarily due to a decrease in income taxes payable and bonus payable as the prior year accruals were paid in the current period.

Investing Activities

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, other intangible assets and investments in film assets were $49.5 million for the six months ended June 30, 2017 as compared to $41.8 million for the six months ended June 30, 2016. The Company expects its investment in capital expenditures to remain fairly consistent as the nature of these cash outlays in particular, joint revenue sharing arrangements and film assets, exist to strengthen operational performances.

Net cash used in investing activities amounted to $31.4 million in six months ended June 30, 2017, which includes purchases of $9.8 million in property, plant and equipment, an investment in joint revenue sharing equipment of $17.6 million, an investment in new business ventures of $1.5 million and an investment in other intangible assets of $2.6 million, primarily related to expanding the functionality of the Company’s enterprise resource planning system.

Financing Activities

Net cash used in financing activities in the six months ended June 30, 2017 amounted to $52.4 million as compared to net cash used in financing activities of $94.6 million in the six months ended June 30, 2016. In the six months ended June 30, 2017, the Company paid $46.1 million for the repurchase of common shares under the Company’s share repurchase program and $19.5 million to purchase treasury stock for the settlement of restricted share units and options. In addition, the Company also made repayments of $1.0 million under the Playa Vista Loan. These cash outlays were offset by $14.4 million received from the issuance of common shares resulting from stock option exercises.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of June 30, 2017 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligations	> 1 year	1 - 3 years	3 - 5 years	Thereafter
Purchase obligations(1)	$27,719	$27,719	$—	$—	$—
Pension obligations(2)	21,115	—	21,115	—	—
Operating lease obligations(3)	28,471	3,630	11,301	4,177	9,363
Playa Vista Loan(4)	26,667	1,000	6,000	2,000	17,667
Postretirement benefits obligations	5,446	582	1,773	825	2,266
Other financial commitments(5)	25,773	23,100	2,673	—	—

	$135,191	$56,031	$42,862	$7,002	$29,296

(1)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
(2)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2019), although Mr. Gelfond has not informed the Company that he intends to retire at that time.
(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s property in New York and at the various owned and operated theaters.
(4)	The Playa Vista Loan is fully due and payable on October 19, 2025. The Company is required to make monthly payments of combined principal and interest.
(5)	Other financial commitments include the Company’s total minimum commitment toward the development, production, post-production and marketing, related to certain film and new content initiatives.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering Mr. Gelfond. As at June 30, 2017, the Company had an unfunded and accrued projected benefit obligation of approximately $19.8 million (December 31, 2016 — $19.6 million) in respect of the SERP.

Pursuant to an employment agreement dated November 8, 2016, the term of Mr. Gelfond’s employment was extended through December 31, 2019, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating his entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at June 30, 2017, the Company had an unfunded benefit obligation of $2.3 million (December 31, 2016 — $1.7 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors, upon retirement. As at June 30, 2017, the Company had an unfunded benefit obligation of $0.7 million (December 31, 2016 — $0.6 million).

In September 2016, the Company entered into a new employment agreement with Greg Foster, CEO of IMAX Entertainment and Senior Executive Vice President of the Company, which provides for an employment term from July 2, 2016 through July 2, 2019. Under the agreement, the Company agreed to create a deferred compensation retirement plan (the “Retirement Plan”) covering Mr. Foster, and to make a total contribution of $3.2 million over the three-year employment term. The Retirement Plan is subject to a vesting schedule based on continued employment with the Company, such that 25% will vest July 2019; 50% will vest July 2022; 75% will vest July 2025; and Mr. Foster will be 100% vested in July 2027. As at June 30, 2017, the Company had an unfunded benefit obligation recorded of $0.6 million (December 31, 2016 — $0.5 million).

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

The Company’s subsidiaries, IMAX (Shanghai) Multimedia Technology Co., Ltd. and IMAX (Shanghai) Theatre Technology Services Co. Ltd., held approximately 258.1 million Renminbi ($38.1 million U.S dollars) in cash and cash equivalents in the PRC as at June 30, 2017 (December 31, 2016 — 218.2 million Renminbi or $31.5 million U.S. dollars) and are required to transact locally in Renminbi. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administrative of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the China government are beyond the control of the Company, however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements.

For the six months ended June 30, 2017, the Company recorded a foreign exchange gain of $0.2 million as compared to a foreign exchange gain of $0.1 million for the six months ended June 30, 2016, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2017 and 2018. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statements of operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. All foreign currency forward contracts held by the Company as at June 30, 2017, are designated and qualify as foreign currency cash flow hedging instruments. For foreign currency cash flow hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statements of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statements of operations. The notional value of foreign currency cash flow hedging instruments at June 30, 2017 was $37.0 million (December 31, 2016 — $37.8 million). A gain of $0.8 million and $1.1 million was recorded to Other Comprehensive Income with respect to the change in fair value of these contracts for the three and six months ended June 30, 2017, respectively (2016 — loss of less than $0.1 million and a gain of $2.2 million, respectively). A gain of $0.1 million and a loss of $0.2 million was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses for the three and six months ended June 30, 2017 (2016 — loss of $0.7 million and a loss of $2.0 million, respectively). The Company’s estimated net amount of the existing gains as at June 30, 2017 is $0.7 million, which is expected to be reclassified to earnings within the next twelve months. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At June 30, 2017, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros translated into U.S. dollars was $65.3 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2017, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $6.5 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at June 30, 2017, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at June 30, 2017, the Company had not drawn down on its Credit Facility (December 31, 2016 — $nil).

As at June 30, 2017, the Company had drawn down $26.7 million on its Playa Vista Loan (December 31, 2016 — $27.7 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in the LIBOR. The Company had variable rate debt instruments representing 10.3% and 12.0% of its total liabilities at June 30, 2017 and December 31, 2016, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at June 30, 2017.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at June 30, 2017 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See note 8 to the accompanying condensed consolidated financial statements in Item 1 for information regarding legal proceedings involving the Company.

Item 1A.	Risk Factors

This Form 10-Q should be read together with the Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which describes various risks and uncertainties to which the Company is or may become subject, and is supplemented by the discussion below. The risks described below and in the Company’s 2016 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

The Company may not fully realize the projected cost savings and benefits from its restructuring initiative.

The Company recently implemented a cost reduction plan that includes staff reductions and the consolidation of certain leased facilities. As part of its cost reduction plan, the Company expects to eliminate approximately 100 full-time positions, including positions at IMAX China Holding, Inc., equal to roughly 14% of the Company’s full-time global workforce. Although the Company expects the restructuring plan to result in cost savings aimed at increasing profitability, operating leverage and free cash flow, there can be no assurances that these benefits will be realized. If the Company does not achieve projected savings as a result of these initiatives, or incurs higher than expected or unanticipated costs in implementing these initiatives, its business, financial condition or results of operations could be adversely impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s common stock repurchase program activity for the three months ended June 30, 2017 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Maximum value of shares that may yet be purchased under the program
April 1 through April 30, 2017	—	$—	—	$46,138,041
May 1 through May 31, 2017	1,245,100	26.94	1,245,100	$12,595,047
June 1 through June 30, 2017	491,050	25.64	491,050	$—

Total	1,736,150	$26.57	1,736,150

(1)	The Company completed its June 16, 2010 $200.0 million share repurchase program in the second quarter of 2017 by repurchasing 1,736,150 common shares at an average price of $26.57 per share. The retired shares were repurchased for $46.1 million. On June 12, 2017, the Company announced that its Board of Directors approved a new $200.0 million share repurchase program for shares of the Company’s common stock. The share repurchase program expires on June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. There were no repurchases of shares under the new share repurchase program.

The total number of shares purchased during the three months ended June 30, 2017 does not include any shares received in the administration of employee share-based compensation plans. The Company has $200.0 million available under its approved new repurchase program.

Item 6. Exhibits

Exhibit No.	Description

10.41	First Amending Agreement, dated May 2, 2017, between IMAX Corporation and Robert D. Lister.

10.42	Nonqualified Retirement Plan Agreement, dated June 6, 2017, between IMAX Corporation and Greg Foster.

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated July 26, 2017, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated July 26, 2017, by Patrick McClymont.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated July 26, 2017, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated July 26, 2017, by Patrick McClymont.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: July 26, 2017	By:	/s/ PATRICK MCCLYMONT
Patrick McClymont
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: July 26, 2017	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)