Form 10-Q
period 2017-09-30
IMAX CORP
filed 2017-10-26
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number 001-35066

IMAX Corporation

(Exact name of registrant as specified in its charter)

Canada	98-0140269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2525 Speakman Drive, Mississauga, Ontario, Canada L5K 1B1 (905) 403-6500	902 Broadway, Floor 20 New York, New York, USA 10010 (212) 821-0100

(Address of principal executive offices, zip code, telephone numbers)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Shares, no par value	The New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2017
Common stock, no par value	64,754,961

IMAX CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its consolidated subsidiaries (the “Company”) and expectations regarding the Company’s future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; risks related to the Company’s growth and operations in China; the performance of IMAX DMR films; the signing of theater system agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates; competitive actions by other companies; the failure to respond to change and advancements in digital technology; the Company’s largest customer accounting for a significant portion of the Company’s revenue and backlog; risks related to new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security; risks related to the Company’s inability to protect the Company’s intellectual property; general economic, market or business conditions; the failure to convert theater system backlog into revenue; changes in laws or regulations; the failure to fully realize the projected cost savings and benefits from the Company’s restructuring initiative; and other factors, many of which are beyond the control of the Company. Consequently, the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$157,708	$204,759
Accounts receivable, net of allowance for doubtful accounts of $1,356 (December 31, 2016 — $1,250)	102,514	96,349
Financing receivables	123,510	122,125
Inventories	37,371	42,121
Prepaid expenses	10,217	6,626
Film assets	19,048	16,522
Property, plant and equipment	269,815	245,415
Other assets	22,957	33,195
Deferred income taxes	33,369	20,779
Other intangible assets	31,127	30,416
Goodwill	39,027	39,027

Total assets	$846,663	$857,334

Liabilities
Bank indebtedness	$25,846	$27,316
Accounts payable	18,178	19,990
Accrued and other liabilities	89,781	93,208
Deferred revenue	120,770	90,266

Total liabilities	254,575	230,780

Commitments and contingencies

Non-controlling interests	2,340	4,980

Shareholders’ equity
Capital stock common shares — no par value. Authorized — unlimited number. 64,892,201 issued and 64,754,961 outstanding (December 31, 2016 — 66,224,467 issued and 66,159,902 outstanding)	445,466	439,213
Less: Treasury stock, 137,240 shares at cost (December 31, 2016 — 64,565)	(4,386)	(1,939)
Other equity	173,524	177,304
Accumulated deficit	(92,423)	(47,366)
Accumulated other comprehensive loss	(1,846)	(5,200)

Total shareholders’ equity attributable to common shareholders	520,335	562,012
Non-controlling interests	69,413	59,562

Total shareholders’ equity	589,748	621,574

Total liabilities and shareholders’ equity	$846,663	$857,334

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Equipment and product sales	$30,714	$30,835	$63,593	$81,064
Services	49,817	37,195	133,264	122,853
Rentals	15,849	16,007	51,143	58,538
Finance income	2,420	2,288	7,214	6,991
Other	—	225	—	975

	98,800	86,550	255,214	270,421

Costs and expenses applicable to revenues
Equipment and product sales	14,270	15,690	32,352	49,075
Services	37,763	20,393	79,678	58,517
Rentals	6,899	5,504	18,086	15,367
Other	—	64	—	110

	58,932	41,651	130,116	123,069

Gross margin	39,868	44,899	125,098	147,352
Selling, general and administrative expenses (including share-based compensation expense of $5.2 million and $16.2 million for the three and nine months ended September 30, 2017, respectively (2016 — $7.7 million and $22.5 million, respectively))	25,540	30,686	85,071	92,706
Research and development	4,626	4,460	14,638	11,603
Asset impairments	—	1,223	1,225	1,223
Amortization of intangibles	802	531	2,182	1,537
Receivable provisions, net of recoveries	963	275	2,088	631
Impairment of investments	—	—	—	194
Exit costs, restructuring charges and associated impairments	3,437	—	13,695	—

Income from operations	4,500	7,724	6,199	39,458
Interest income	253	370	761	1,217
Interest expense	(528)	(469)	(1,418)	(1,325)

Income from operations before income taxes	4,225	7,625	5,542	39,350
Provision for income taxes	(1,009)	(2,551)	(885)	(9,635)
Loss from equity-accounted investments, net of tax	(318)	(690)	(837)	(2,471)

Net income	2,898	4,384	3,820	27,244
Less: net income attributable to non-controlling interests	(3,748)	(1,859)	(6,307)	(7,401)

Net (loss) income attributable to common shareholders	$(850)	$2,525	$(2,487)	$19,843

Net (loss) income per share attributable to common shareholders - basic and diluted:
Net (loss) income per share — basic	$(0.01)	$0.04	$(0.04)	$0.29

Net (loss) income per share — diluted	$(0.01)	$0.04	$(0.04)	$0.29

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$2,898	$4,384	$3,820	$27,244

Unrealized net gain (loss) from cash flow hedging instruments	1,366	(293)	2,451	1,865
Realization of cash flow hedging net (gain) loss upon settlement	(717)	572	(533)	2,565
Foreign currency translation adjustments	1,080	(452)	2,842	(1,849)
Amortization of postretirement benefit plan actuarial loss	—	17	—	51

Other comprehensive income (loss), before tax	1,729	(156)	4,760	2,632
Income tax expense related to other comprehensive income (loss)	(170)	(77)	(502)	(1,166)

Other comprehensive income (loss), net of tax	1,559	(233)	4,258	1,466

Comprehensive income	4,457	4,151	8,078	28,710
Less: Comprehensive income attributable to non-controlling interests	(4,092)	(1,717)	(7,211)	(5,986)

Comprehensive income attributable to common shareholders	$365	$2,434	$867	$22,724

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash provided by (used in):
Operating Activities
Net income	$3,820	$27,244
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	39,767	34,179
Write-downs, net of recoveries	25,620	2,903
Change in deferred income taxes	(5,145)	(517)
Stock and other non-cash compensation	18,916	22,896
Unrealized foreign currency exchange gain	(863)	(206)
Loss from equity-accounted investments	539	2,769
Loss (gain) on non-cash contribution to equity-accounted investees	298	(298)
Investment in film assets	(30,686)	(14,162)
Changes in other non-cash operating assets and liabilities	11,153	(29,504)

Net cash provided by operating activities	63,419	45,304

Investing Activities
Purchase of property, plant and equipment	(16,356)	(10,033)
Investment in joint revenue sharing equipment	(35,538)	(25,524)
Investment in new business ventures	(1,500)	—
Acquisition of other intangible assets	(3,939)	(2,931)

Net cash used in investing activities	(57,333)	(38,488)

Financing Activities
Repayment of bank indebtedness	(1,500)	(1,500)
Settlement of restricted share units and options	(15,366)	(8,376)
Common shares issued - stock options exercised	14,419	7,196
Treasury stock purchased for future settlement of restricted share units	(4,386)	(6)
Taxes withheld and paid on employee stock awards vested	(218)	(230)
Repurchase of common shares	(46,138)	(100,378)
Taxes paid on secondary sale and repatriation dividend	—	(2,991)

Net cash used in financing activities	(53,189)	(106,285)

Effects of exchange rate changes on cash	52	124

Decrease in cash and cash equivalents during period	(47,051)	(99,345)
Cash and cash equivalents, beginning of period	204,759	317,449

Cash and cash equivalents, end of period	$157,708	$218,104

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

The Company has nine film production companies that are VIEs. For four of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. The majority of these consolidated assets are held by the IMAX Original Film Fund (the “Original Film Fund”) as described in note 17(b). For the other five film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statements of operations.

Total assets and liabilities of the Company’s consolidated VIEs are as follows:

	September 30, 2017	December 31, 2016
Total assets	$5,420	$10,346
Total liabilities	$6,549	$6,368

Total assets and liabilities of the VIE entities which the Company does not consolidate are as follows:

	September 30, 2017	December 31, 2016
Total assets	$443	$444
Total liabilities	$386	$363

The Company’s exposure, which is determined based on the level of funding contributed by the Company and the development stage of the respective film, is $nil at September 30, 2017 (December 31, 2016 — $nil).

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

Recently Issued FASB Accounting Standard Codification Updates

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The purpose of the amendment is to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. New disclosures will include qualitative and quantitative requirements to provide additional information about the amounts recorded in the financial statements. Lessor accounting will remain largely unchanged from current guidance; however, ASU 2016-02 will provide improvements that are intended to align lessor accounting with the lessee model and with updated revenue recognition guidance. For public entities, the amendments in ASU 2016-02 are effective for interim and annual reporting periods beginning after December 15, 2018. As a lessor, the Company has a significant portion of its revenue derived from leases, including its joint revenue sharing arrangements, and while the lessor accounting model is not fundamentally different, the Company continues to evaluate the effect of the standard on this revenue stream.

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

For public companies, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20, which are all related to Topic 606, are effective for interim and annual reporting periods beginning after December 15, 2017. The Company has performed an analysis of its contracts to determine those in scope of the standard, has performed detailed analyses of those contracts and identified its performance obligations. At this time, the Company does not believe its future distinct performance obligations will be significantly different from its current deliverables, including its existing system deliverable. The Company has also determined that its revenues from the Digital Re-mastering (“DMR”) of films, theater system hybrid sales and sales contracts will be impacted to varying degrees by the inclusion of variable consideration in the calculation of contract consideration. Revenues from film distribution are expected to use the sales-based royalty model of revenue recognition and as a result, the Company does not expect a significant difference from the current revenue recognition methodology. Revenue recognition practices for aftermarket sales, new business and owned and operated theaters are not expected to change. Hybrid sales revenues will increase by an estimated amount of variable consideration earned from gross box office over the term of the arrangement, appropriately constrained on account of the extent of time until resolution of the contingency. Sales contract consideration will also increase by a component of variable consideration for consumer price index increases and gross box office returns, though the Company does not expect the number to be significant to any one contract. The Company currently intends to adopt the new standard using the modified retrospective method and continues to make considerable progress in gathering historical information on its contracts in preparation applying the opening adjustment and for preparing the standard’s expanded disclosure requirements.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock compensation (Topic 718): Scope of modification accounting” (“ASU 2017-09”). The purpose of the amendment is to clarify which changes to the terms or condition of a share-based payment award require an entity to apply modification accounting. For all entities that offer share based payment awards, ASU 2017-09 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2017-09 on its condensed consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815)”. The purpose of the amendment is to better align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. For public entities, the amendments in ASU 2017-12 are effective for interim and annual reporting periods beginning after December 15, 2018. The Company is currently assessing the impact of ASU 2017-12 on its condensed consolidated financial statements.

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. Accounting standards updates that are not noted above were assessed and determined to be not applicable or not significant to the Company’s condensed consolidated financial statements for the period ended September 30, 2017.

3.	Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	September 30,	December 31,
	2017	2016
Gross minimum lease payments receivable	$7,267	$10,466
Unearned finance income	(693)	(1,710)

Minimum lease payments receivable	6,574	8,756
Accumulated allowance for uncollectible amounts	(321)	(672)

Net investment in leases	6,253	8,084

Gross financed sales receivables	156,796	154,301
Unearned finance income	(38,617)	(39,766)

Financed sales receivables	118,179	114,535
Accumulated allowance for uncollectible amounts	(922)	(494)

Net financed sales receivables	117,257	114,041

Total financing receivables	$123,510	$122,125

Net financed sales receivables due within one year	$30,646	$21,980
Net financed sales receivables due after one year	$86,611	$92,061

As at September 30, 2017, the financed sale receivables had a weighted average effective interest rate of 9.1% (December 31, 2016 — 9.3%).

4.	Inventories

	September 30,	December 31,
	2017	2016
Raw materials	$22,971	$28,000
Work-in-process	3,301	3,818
Finished goods	11,099	10,303

	$37,371	$42,121

At September 30, 2017, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $9.7 million (December 31, 2016 — $2.3 million).

During the three and nine months ended September 30, 2017, the Company recognized write-downs for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $0.3 million, respectively (2016 — recovery of less than $0.1 million and an expense of $0.2 million, respectively).

5.	Film Assets

	September 30,	December 31,
	2017	2016
Completed and released films, net of accumulated amortization	$4,659	$10,643
Films in production	30	325
Episodic assets	11,774	—
Films in development	2,585	5,554

	$19,048	$16,522

The Company expects to amortize episodic costs of $11.8 million for a television series within the next three months.

The Company recognized an impairment on its episodic content assets, in its new business segment, of $11.1 million for the three and nine months ended September 30, 2017, respectively, as a result of lower than anticipated revenue generated for the television series’ first season.

6.	Property Plant and Equipment

	As at September 30, 2017
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components	$250,642	$101,512	$149,130
Camera equipment	6,016	4,059	1,957

	256,658	105,571	151,087

Assets under construction	28,427	—	28,427

Other property, plant and equipment
Land	8,203	—	8,203
Buildings	73,593	16,711	56,882
Office and production equipment	42,546	25,842	16,704
Leasehold improvements	11,692	3,180	8,512

	136,034	45,733	90,301

	$421,119	$151,304	$269,815

	As at December 31, 2016
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components	$224,890	$89,218	$135,672
Camera equipment	5,739	3,732	2,007

	230,629	92,950	137,679

Assets under construction	18,315	—	18,315

Other property, plant and equipment
Land	8,203	—	8,203
Buildings	69,861	14,877	54,984
Office and production equipment	41,128	21,935	19,193
Leasehold improvements	10,067	3,026	7,041

	129,259	39,838	89,421

	$378,203	$132,788	$245,415

7.	Other Intangible Assets

	As at September 30, 2017
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$11,980	$7,570	$4,410
Licenses and intellectual property	22,590	8,595	13,995
Other	18,531	5,809	12,722

	$53,101	$21,974	$31,127

	As at December 31, 2016
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$11,395	$7,046	$4,349
Licenses and intellectual property	22,490	7,620	14,870
Other	15,352	4,155	11,197

	$49,237	$18,821	$30,416

Other intangible assets of $18.5 million are comprised mainly of the Company’s investment in an enterprise resource planning system. Fully amortized other intangible assets of $5.9 million are still in use by the Company.

During the nine months ended September 30, 2017, the Company acquired $3.9 million in other intangible assets. The weighted average amortization period for these additions was 10 years.

During the three and nine months ended September 30, 2017, the Company incurred costs of less than $0.1 million and $0.1 million, respectively to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses (2016 – less than $0.1 million and $0.2 million, respectively).

As at September 30, 2017, estimated amortization expense for each of the years ended December 31, are as follows:

2017 (three months remaining)	$1,126
2018	4,505
2019	4,505
2020	4,505
2021	4,505

8.	Credit Facility and Playa Vista Loan

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

The Company was in compliance with all of its requirements at September 30, 2017.

Total amounts drawn and available under the Credit Facility at September 30, 2017 were $nil and $200.0 million, respectively (December 31, 2016 — $nil and $200.0 million, respectively).

As at September 30, 2017, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2016 — $nil), under the Credit Facility.

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

Bank indebtedness includes the following:

	September 30,	December 31,
	2017	2016
Playa Vista Loan	$26,167	$27,667
Deferred charges on debt financing	(321)	(351)

	$25,846	$27,316

Total amounts drawn under the loan at September 30, 2017 was $26.2 million (December 31, 2016 — $27.7 million). The effective interest rate for the three and nine months ended September 30, 2017 was 3.26% and 3.06%, respectively (2016 — 2.51% and 2.46%, respectively).

In accordance with the loan agreement, the Company is obligated to make payments on the principal of the loan as follows:

2017 (three months remaining)	$500
2018	2,000
2019	2,000
2020	2,000
2021	2,000
Thereafter	17,667

$26,167

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. There is no settlement risk on its foreign currency forward contracts at September 30, 2017, as the fair value exceeded the notional value of the forward contracts. As at September 30, 2017, the Company has $35.1 million in notional value of such arrangements outstanding.

Bank of Montreal Facility

As at September 30, 2017, the Company has available a $10.0 million facility (December 31, 2016 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by Export Development Canada (the “Bank of Montreal Facility”). The Company did not have any letters of credit and advance payment guarantees outstanding as at September 30, 2017 (December 31, 2016 — $0.1 million) under the Bank of Montreal Facility.

9.	Commitments, Contingencies and Guarantees

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

The Company has a minimum commitment of $50.2 million toward the development, production, post-production and marketing related to certain film and new content initiatives. As of September 30, 2017, the Company has spent $35.1 million, and expects to spend $4.4 million during the remainder of the year.

Contingencies and guarantees

The Company is involved in lawsuits, claims, and proceedings, including those identified below, which arise in the ordinary course of business. In accordance with the Contingencies Topic of the FASB ASC (“FASB ASC Topic 450”), the Company will make a provision for a liability when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions in conjunction with any related provisions on assets related to the claims at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other pertinent information related to the case. Should developments in any of these matters outlined below cause a change in the Company’s determination as to an unfavorable outcome and result in the need to recognize a material provision, or, should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on the Company’s results of operations, cash flows, and financial position in the period or periods in which such a change in determination, settlement or judgment occurs.

The Company expenses legal costs relating to its lawsuits, claims and proceedings as incurred.

(a)    On May 15, 2006, the Company initiated arbitration against Three-Dimensional Media Group, Ltd. (“3DMG”) before the International Centre for Dispute Resolution in New York (the “ICDR”), alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the ICDR unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. The proceeding was suspended on May 4, 2009 due to failure of 3DMG to pay fees associated with the proceeding. The proceeding was further suspended on October 11, 2010 pending resolution of re-examination proceedings involving one of 3DMG’s patents. Following a status conference on April 27, 2016 before the ICDR, the ICDR granted 3DMG leave to amend its answer and counterclaims, and subsequently lifted the stay in this matter. In its amended counterclaims, 3DMG seeks damages for alleged unpaid royalties and other fees under the license and consulting agreements. The ICDR held the first phase of a final hearing during the week of July 10, 2017, and the final hearing occurred during the week of October 16, 2017. Final briefings are due in December 2017, with a judgment expected in the first quarter of 2018. The Company believes that the amount of loss, if any, suffered in connection with the amended counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration. The minimum amount in the range has been used to measure the amount to be accrued for this loss contingency in accordance with FASB ASC Topic 450.

(b)    In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, consisting of past and future rents owed to the Company, plus interest and costs, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India. The Company has opposed that application on a number of grounds and seeks to have the ICC award recognized in India. On June 10, 2013, the Bombay High Court ruled that it has jurisdiction over the proceeding filed by E-City. The Company appealed that ruling to the Supreme Court of India, and on March 10, 2017, the Supreme Court set aside the Bombay High Court’s judgement and dismissed E-City’s petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties. On June 24, 2011, the Company commenced a proceeding in the Ontario Superior Court of Justice for recognition of the ICC final award. On December 2, 2011, the Ontario Court issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application. In January 2013, the Company filed an action in the New York Supreme Court seeking to collect the amount owed to the Company by certain entities and individuals affiliated with E-City. On October 16, 2015, the New York Supreme Court denied the Company’s petition, and in October 2017, the New York Appellate Division affirmed that decision. On July 29, 2014, the Company commenced a separate proceeding to have the Canadian judgment against E-City recognized in New York, and on October 2, 2015, the New York Supreme Court granted IMAX’s request, recognizing the Canadian judgment and entering it as a New York judgment. On November 26, 2014, E-City filed a motion in the Bombay High Court seeking to enjoin IMAX from continuing the New York legal proceedings. On February 2, 2015, the Bombay High Court denied E-City’s request for an injunction. On March 16, 2015, E-City filed an appeal of this Bombay High Court decision.

(c)    In March 2013, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), the Company’s majority-owned subsidiary in China, received notice from the Shanghai office of the General Administration of Customs (“Customs Authority”) that it had been selected for a customs audit (the “Audit”). In the course of the Audit, the Customs Authority discovered the underpayment by IMAX Shanghai of the freight and insurance portion of the customs duties and taxes applicable to the importation of certain IMAX theater systems during the period from October 2011 through March 2013 of approximately $0.1 million, for which payment was remitted in June 2017. Though IMAX Shanghai’s importation agent accepted responsibility for the error giving rise to the underpayment, the matter has been transferred to the Anti-Smuggling Bureau (the “ASB”) of the Customs Authority for further review. Given that the amount of the underpayment exceeds RMB 200,000 (the applicable ASB threshold), the Company has been advised that the matter may be treated as a criminal rather than as an administrative matter. In 2017, IMAX Shanghai recorded an estimate of $0.3 million in respect of fines that it believes are likely to result from the matter. IMAX Shanghai has been advised that the range of potential penalties is between three and five times the underpayment whether the matter is assessed as criminal or administrative; however, the actual amount of any fines or other penalties remains unknown and the Company cautions that these actual fines or other penalties maybe be greater or less than the amount accrued or the expected range.

(d)    On November 11, 2013, Giencourt Investments, S.A. (“Giencourt”) initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida, based on alleged breaches by the Company of its theater agreement and related license agreement with Giencourt. Giencourt submitted its statement of claim in January 2015, the Company submitted its statement of defense and counterclaim in April 2015 and Giencourt submitted its arbitration reply paper in September 2015. An arbitration hearing for witness testimony was held during the week of December 14, 2015. At the hearing, Giencourt’s expert identified monetary damages of up to approximately $10.4 million, which Giencourt sought to recover from the Company. The Company asserted a counterclaim against Giencourt for breach of contract and sought to recover lost profits in excess of $24.0 million under the agreements. In addition, on December 10, 2015, Giencourt made a motion to the panel seeking to enforce a purported settlement of the matter based on negotiations between Giencourt and the Company. The panel held a final hearing with closing arguments on October 20 and 21, 2016. On February 7, 2017, the panel issued a Partial Final Award and on July 21, 2017, the panel issued a Final Award (collectively, the “Award”), which held that the parties had reached a binding settlement, and therefore the panel did not reach the merits of the dispute. The Company strongly disputes that discussions about a potential resolution of this matter amounted to an enforceable settlement. The Company is filing a motion to vacate the arbitration award in the United States Court for the Southern District of Florida on the grounds that the panel exceeded its jurisdiction. At this time, the Company is unable to determine the amounts that it may owe pursuant to the Award, or the timing of any such payments, and therefore no assurances can be given with respect to the ultimate outcome of the matter.

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

Product Warranties

The Company’s accrual for product warranties, that was recorded as part of accrued and other liabilities in the condensed consolidated balance sheets is less than $0.1 million at September 30, 2017 and December 31, 2016, respectively.

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheets as at September 30, 2017 and December 31, 2016, with respect to this indemnity.

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

The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs and direct advertising and marketing, included in costs and expenses applicable to revenues-equipment and product sales, totaled $1.1 million and $2.2 million for the three and nine months ended September 30, 2017, respectively (2016 — $1.3 million and $3.0 million, respectively).

Film exploitation costs, including advertising and marketing, totaled $2.5 million and $9.1 million for the three and nine months ended September 30, 2017, respectively (2016 — $4.8 million and $13.8 million, respectively), and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled $0.4 million and $0.9 million for the three and nine months ended September 30, 2017, respectively (2016 — $0.6 million and $0.9 million respectively). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled an expense of $0.8 million and $1.5 million for the three and nine months ended September 30, 2017, respectively (2016 — expense of $0.4 million and $1.0 million, respectively).

(b)	Foreign Exchange

Included in selling, general and administrative expenses for the three and nine months ended September 30, 2017 is a gain of $0.5 million and $0.7 million, respectively (2016 — loss of $0.2 million and a loss of $0.1 million, respectively), for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities. See note 16(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 47 exhibitors for a total of 1,077 theater systems, of which 702 theaters were operating as at September 30, 2017, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m) of the Company’s 2016 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Equipment and Product Sales and Rentals revenue and for the three and nine months ended September 30, 2017 amounted to $18.2 million and $54.2 million, respectively (2016 — $19.7 million and $66.9 million, respectively).

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

For the nine months ended September 30, 2017, the majority of IMAX DMR revenue was earned from the exhibition of 46 IMAX DMR films (2016 – 48) throughout the IMAX theater network. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m) of the Company’s 2016 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three and nine months ended September 30, 2017 amounted to $25.9 million and $77.1 million, respectively (2016 — $21.6 million and $78.8 million, respectively).

Co-Produced Film and Television Arrangements

In certain film arrangements, the Company co-produces a film with a third party whereby the third party retains the copyright and rights to the film and the Company obtains exclusive theatrical distribution rights to the film. Under these arrangements, both parties contribute funding to the Company’s wholly-owned production company for the production of the film and for associated exploitation costs. Clauses in the film arrangements generally provide for the third party to take over the production of the film if the cost of the production exceeds its approved budget or if it appears as though the film will not be delivered on a timely basis. In 2016, the Company entered into an arrangement to co-produce television episodic content. Funding was provided to the third party and the third party retains the copyright and rights to the content. The Company obtained exclusive theatrical distribution rights to the first two episodes and a percentage share to all television revenue.

The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) and 2(m) of the Company’s 2016 Form 10-K.

As at September 30, 2017, the Company has one significant co-produced film arrangement which represents the VIE total assets and liabilities balance of $0.4 million and four other co-produced film arrangements, the terms of which are similar.

For the three and nine months ended September 30, 2017, amounts totaling $0.3 million and $1.0 million, respectively (2016 — $0.5 million and $1.0 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

As at September 30, 2017, the Company is participating in one significant co-produced television arrangement. This arrangement is not a VIE.

For the three and nine months ended September 30, 2017, revenues of $8.7 million and $8.7 million, respectively, and costs and expenses applicable to revenues of $19.8 million and $20.6 million, respectively, attributable to this collaborative arrangement have been recorded in Revenue – Services and Costs and expenses applicable to revenues – Services, respectively. Included therein are net revenues attributable to transactions between the Company and other parties involved in the production of the episodic content of $0.7 million and $0.7 million, respectively.

11.	Condensed Consolidated Statements of Cash Flows Supplemental Information

(a)    Changes in other non-cash operating assets and liabilities are comprised of the following:

	Nine Months Ended
	September 30,
	2017	2016
Decrease (increase) in:
Accounts receivable	$(8,564)	$6,571
Financing receivables	(1,263)	(1,145)
Inventories	4,453	(12,508)
Prepaid expenses	(3,592)	(5,105)
Other assets	(345)	(882)
Increase (decrease) in:
Accounts payable	(1,805)	(6,616)
Accrued and other liabilities (1)	(8,133)	(1,991)
Deferred revenue	30,402	(7,828)

	$11,153	$(29,504)

(1)	Changes in accrued and other liabilities for the nine months ended September 30, 2017 includes payments of $6.4 million related to the Company’s restructuring activities. See note 18 for additional details.

(b)    Cash payments made on account of:

	Nine Months Ended
	September 30,
	2017	2016
Income taxes	$17,952	$20,822

Interest	$612	$541

(c)    Depreciation and amortization are comprised of the following:

	Nine Months Ended
	September 30,
	2017	2016
Film assets	$13,560	$11,842
Property, plant and equipment
Joint revenue sharing arrangements	13,299	11,581
Other property, plant and equipment	8,638	7,355
Other intangible assets	3,157	2,368
Other assets	691	631
Deferred financing costs	422	402

	$39,767	$34,179

(d)    Write-downs, net of recoveries, are comprised of the following:

	Nine Months Ended
	September 30,
	2017	2016
Accounts receivable	$2,633	$556
Inventories	297	246
Financing receivables	680	75
Property, plant and equipment (2) (3)	4,412	792
Film assets (1)(4)	16,076	1,000
Other assets (3)	1,522	—
Impairment of investments	—	194
Other intangible assets	—	40

	$25,620	$2,903

(1)	The Company reviewed the carrying value of certain documentary film assets as a result of lower than expected revenue being generated during the period and revised expectations for future revenues based on the latest information available. An impairment of $4.6 million was recorded based on the carrying value of these documentary films as compared to the related estimated future box office and revenues that would ultimately be generated by these films.
(2)	The Company recognized asset impairment charges of $0.6 million against property, plant and equipment after an assessment of the carrying value of certain assets in light of their future expected cash flows.
(3)	As a result of the Company’s recent restructuring activities, certain long-lived assets were deemed to be impaired as the Company’s exit from certain activities limited the future revenue associated with these assets. The Company recognized film impairment charges of $0.3 million, property, plant and equipment charges of $3.7 million and other asset charges of $1.5 million. See note 18 for additional details.
(4)	The Company recognized an impairment on its episodic content assets of $11.1 million as a result of lower than anticipated revenue generated for the television series’ first season.

(e)    Significant non-cash investing and financing activities are comprised of the following:

	Nine Months Ended
	September 30,
	2017	2016
Net accruals related to:
Purchases of property, plant and equipment	$935	$122
Investment in joint revenue sharing arrangements	150	212
Acquisition of other intangible assets	72	(133)

	$1,157	$201

12.	Income Taxes

(a)	Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. During the quarter ended September 30, 2017, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings.

As at September 30, 2017, the Company had net deferred income tax assets after valuation allowance of $33.4 million (December 31, 2016 — $20.8 million), which consists of a gross deferred income tax asset of $33.6 million (December 31, 2016 — $21.0 million), against which the Company is carrying a $0.2 million valuation allowance (December 31, 2016 — $0.2 million).

For the quarter ended September 30, 2017, the Company recorded a provision for income taxes of $1.0 million. Included in the provision for income taxes was a $0.2 million provision for tax shortfalls related to stock-based compensation costs recognized in the period, offset by a less than $0.1 million recovery related to other items.

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

The Company early adopted ASU 2016-09, related to stock-based compensation, in June 2016. ASU 2016-09 eliminates additional paid in capital (“APIC”) pools and requires excess tax benefits and tax deficiencies to be recorded in the condensed consolidated statements of operations when the awards vest or are settled. In addition, modified retrospective adoption of ASC 2016-09 eliminates the requirement that excess tax benefits be realized before they can be recognized. The Company has recorded an adjustment of $0.9 million to Deferred income taxes related to the impact from adoption of the provisions related to forfeiture rates. See note 13 for further discussion of the impact from the adoption of ASU 2016-09.

Cash held outside of North America as at September 30, 2017 was $117.3 million (December 31, 2016 — $117.4 million), of which $39.3 million was held in the People’s Republic of China (“PRC”) (December 31, 2016 — $31.5 million). The Company’s intent is to permanently reinvest these amounts outside of Canada and the Company does not currently anticipate that it will need funds generated from foreign operations to fund North American operations. In the event funds from foreign operations are needed to fund operations in North America and if withholding taxes have not already been previously provided, the Company would be required to accrue and pay these additional withholding tax amounts on repatriation of funds from China to Canada. The Company currently estimates this amount to be $6.3 million.

(b)	Income Tax Effect on Other Comprehensive Income

The income tax expense included in the Company’s other comprehensive income are related to the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Unrealized change in cash flow hedging instruments	$188	$76	$132	$(485)
Realized change in cash flow hedging instruments upon settlement	(358)	(149)	(634)	(667)
Amortization of actuarial loss on postretirement benefit plan	—	(4)	—	(14)

	$(170)	$(77)	$(502)	$(1,166)

13.	Capital Stock

(a)	Stock-Based Compensation

Compensation costs recorded in the condensed consolidated statements of operations for the Company’s stock-based compensation plans were $6.0 million and $18.2 million for the three and nine months ended September 30, 2017, respectively (2016 — $7.7 million and $22.5 million, respectively). The following reflects the stock-based compensation expense recorded to the respective financial statement line items in the following respective periods:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Cost and expenses applicable to revenues	$380	$1,120
Selling, general and administrative expenses	5,198	16,196
Research and development	165	480
Exit costs, restructuring charges and associated impairments	299	372

	$6,042	$18,168

As at September 30, 2017, the Company has reserved a total of 11,000,149 (December 31, 2016 — 12,012,572) common shares for future issuance under the Company’s Stock Option Plan (“SOP”) and the IMAX Corporation Amended and Restated Long-Term Incentive Plan (“IMAX LTIP”). Of the common shares reserved for issuance, there are options in respect of 5,241,065 common shares and restricted share units (“RSUs”) in respect of 1,156,897 common shares outstanding at September 30, 2017. At September 30, 2017, options in respect of 4,011,217 common shares were vested and exercisable.

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

Stock Option Plan and IMAX LTIP

The Company recorded an expense of $0.9 million and $3.3 million for the three and nine months ended September 30, 2017, respectively (2016 — expense of $3.4 million and $9.4 million, respectively) related to stock option grants issued to employees and directors in the IMAX LTIP and SOP plans. An income tax benefit is recorded in the condensed consolidated statements of operations of $0.3 million and $1.0 million for the three and nine months ended September 30, 2017, respectively (2016 — $0.9 million and $2.4 million, respectively), for these costs.

The weighted average fair value of all stock options granted to employees and directors for the three and nine months ended September 30, 2017 at the grant date was $6.15 and $8.32 per share, respectively (2016 — $7.80 and $8.16 per share, respectively). The following assumptions were used to estimate the average fair value of the stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Average risk-free interest rate	2.14%	1.44%	2.34%	1.67%
Expected option life (in years)	4.83-5.08	4.44 - 4.88	4.71 - 5.83	4.44 - 5.24
Expected volatility	30%	30%	30%	30%
Dividend yield	0%	0%	0%	0%

Stock options to Non-Employees

There were no common share options issued to non-employees during the three and nine months ended September 30, 2017 and 2016, respectively.

There were no non-employee stock options outstanding as at September 30, 2017. As at September 30, 2016, there were 28,750 stock options outstanding with a weighted average exercise price of $26.90 per share. 26,950 stock options were exercisable with an average weighted exercise price of $26.97 per share and the vested stock options have an aggregate intrinsic value of $0.1 million.

For the three and nine months ended September 30, 2017, the Company recorded an expense of $nil and less than $0.1 million, respectively (2016 — expense of less than $0.1 million and recovery less than $0.1 million, respectively) to selling, general and administrative expenses related to the non-employee stock options. There were no liabilities accrued for non-employee stock options as at September 30, 2017 (December 31, 2016 — less than $0.1 million).

China Long Term Incentive Plan (“China LTIP”)

The China LTIP was adopted by IMAX China Holding, Inc. (“IMAX China”), a subsidiary of the Company, in October 2012. Each stock option (“China Option”), RSU or cash settled share-based payment (“CSSBP”) issued under the China LTIP represents an opportunity to participate economically in the future growth and value creation of IMAX China.

In connection with the IMAX China IPO and in accordance with the China LTIP, IMAX China adopted a post-IPO share option plan and a post-IPO restricted stock unit plan. Pursuant to these plans, IMAX China issued additional China Options and China LTIP Restricted Share Units (“China RSUs”) for the nine months ended September 30, 2017.

During the three months ended September 30, 2017, the Company recorded an expense related to the China Options, China RSUs and CSSBPs of $0.3 million, $0.7 million and $0.1 million, respectively (2016 — $0.2 million, $0.7 million and $0.1 million, respectively). During the nine months ended September 30, 2017, the Company recorded an expense related to the China Options, China RSUs and CSSBPs of $0.9 million, $0.9 million and $0.3 million, respectively (2016 — $0.4 million, $0.1 million and $0.3 million, respectively). The liability recognized with respect to the CSSBPs as at September 30, 2017 was $0.5 million (December 31, 2016 — $0.3 million).

Stock Option Summary

The following table summarizes certain information in respect of option activity under the SOP and IMAX LTIP for the nine months ended September 30:

			Weighted Average Exercise
	Number of Shares		Price Per Share
	2017	2016	2017	2016
Options outstanding, beginning of period	5,190,542	4,805,244	$28.35	$27.03
Granted	854,764	984,452	30.07	31.49
Exercised	(658,341)	(268,516)	21.90	20.54
Forfeited	(95,375)	(45,024)	32.41	28.03
Expired	(22,269)	—	37.08	—
Cancelled	(28,256)	(2,483)	30.65	33.80

Options outstanding, end of period	5,241,065	5,473,673	29.32	28.14

Options exercisable, end of period	4,011,217	3,924,432	28.94	27.34

The Company cancelled 28,256 stock options from its IMAX LTIP or SOP surrendered by Company employees during the three and nine months ended September 30, 2017 (2016 - 2,483 during the three and nine months ended).

As at September 30, 2017, options that are exercisable have an intrinsic value of $0.3 million and a weighted average remaining contractual life of 4.4 years. The intrinsic value of options exercised in the three and nine months ended September 30, 2017 was $nil million and $6.8 million, respectively (2016 — $0.5 million and $3.2 million, respectively).

Restricted Share Units

RSUs have been granted to employees, consultants and directors under the IMAX LTIP. Each RSU represents a contingent right to receive one common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date. The Company recorded an expense of $4.1 million and $12.7 million for the three and nine months ended September 30, 2017, respectively (2016 — expense of $3.9 million and $11.6 million, respectively), related to RSU grants issued to employees and directors in the plan. The Company did not issue any RSU grants to certain advisors and strategic partners of the Company during the nine months ended September 30, 2017 and 2016.

During the three and nine months ended September 30, 2017, in connection with the vesting of RSUs, the Company settled 63,711 and 316,278, respectively (2016 — 27,416 and 271,032, respectively) common shares to IMAX LTIP participants, of which nil and 7,127, respectively (2016 — 21,871 and 50,167, respectively) common shares, net of shares withheld for tax withholdings of 18,177 and 24,478, respectively (2016 — 5,328 and 8,836, respectively) were issued from treasury. Common shares settled through the open market purchases by the IMAX LTIP trustee were 45,534 and 284,673 respectively (2016 — 217 and 212,029, respectively).

Total stock-based compensation expense related to non-vested RSUs not yet recognized at September 30, 2017 and the weighted average period over which the awards are expected to be recognized is $26.7 million and 2.3 years, respectively (2016 — $26.8 million and 2.4 years, respectively). The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was $0.3 million and $2.7 million, respectively for the three and nine months ended September 30, 2017 (2016 — $0.3 million and $2.6 million, respectively).

Historically, RSUs granted under the IMAX LTIP have vested between immediately and four years from the grant date. In connection with the amendment and restatement of the IMAX LTIP at the Company’s annual and special meeting of shareholders on June 6, 2016, the IMAX LTIP plan was amended to impose a minimum one-year vesting period on future RSU grants, with a carve-out for 300,000 RSUs that may vest on a shorter schedule. During 2017, 46,613 RSUs (2016 – 39,726 RSUs) with a vesting period of less than one year were issued from the remaining carve-out balance of 260,274 RSUs leaving a balance of 213,661 RSUs at September 30, 2017. There were no RSUs issued from the carve-out balance in the third quarter. Vesting of the RSUs is subject to continued employment or service with the Company.

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP for the nine months ended September 30:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2017	2016	2017	2016
RSUs outstanding, beginning of period	1,124,180	973,637	$33.01	$32.27
Granted	460,362	465,968	30.54	31.70
Vested and settled	(316,278)	(271,032)	30.46	29.30
Forfeited	(111,367)	(28,435)	31.99	30.78

RSUs outstanding, end of period	1,156,897	1,140,138	32.90	32.78

Issuer Purchases of Equity Securities

During the three and nine months ended September 30, 2017, the Company repurchased nil and 1,736,150 common shares, respectively (2016 – 500,000 and 3,290,512, respectively) at an average price of $nil and $26.57 per share, respectively (2016 – $29.32 and $30.48 per share, respectively). The repurchases in the first half of 2017 exhausted the remaining allowance of $46.1 million under the previously announced $200.0 million share repurchase program. The average carrying value of the stock retired was deducted from common stock and the remaining excess over the average carrying value of stock was charged to accumulated deficit.

On June 12, 2017, the Company announced that its Board of Directors approved a new $200.0 million share repurchase program for shares of the Company’s common stock. The share repurchase program expires on June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. There were no repurchases of shares under the new share repurchase program in the third quarter.

The total number of shares purchased during the three and nine months ended September 30, 2017 does not include any shares purchased in the administration of employee share-based compensation plans which amounted to nil and 604,036, respectively (2016 — nil and 249,657, respectively) common shares, at an average price of $nil and $32.32 per share, respectively (2016 — $nil and $33.55 per share, respectively).

As at September 30, 2017, the IMAX LTIP trustee held 137,240 (December 31, 2016 — 66,093) shares purchased for $4.4 million (December 31, 2016 — $2.0 million) in the open market to be issued upon the settlement of RSUs and stock options. The shares held with the trustee are recorded at cost and are reported as a reduction against capital stock in the condensed consolidated balance sheet.

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

(b)	Net (Loss) Income Per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Net (loss) income applicable to common shareholders	$(850)	$2,525	$(2,487)	$19,843

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	64,723	67,067	66,160	69,673
Weighted average number of shares repurchased during the period	13	23	(536)	(1,620)

Weighted average number of shares used in computing basic income per share	64,736	67,090	65,624	68,053
Assumed exercise of stock options and RSUs, net of shares assumed repurchased	67	656	210	668

Weighted average number of shares used in computing diluted income per share	64,803	67,746	65,834	68,721

The calculation of diluted earnings per share excludes 6,230,891 and 5,181,485 shares, respectively that are issuable upon the vesting of 1,075,439 and 710,843, RSUs, respectively and the exercise of 5,155,452 and 4,470,642 stock options, respectively for the three and nine months ended September 30, 2017, as the impact would be antidilutive. The calculation of diluted earnings per share excludes 2,570,983 and 2,834,896 shares, respectively that are issuable upon the vesting of 19,530 and 283,443 RSUs, respectively and the exercise of 2,551,453 and 2,551,453 stock options, respectively for the three and nine months ended September 30, 2016, as the impact would be antidilutive.

As part of the adoption of ASU 2016-09, the excess tax benefit is no longer included in the calculation of diluted shares under the treasury stock method.

(b)	Shareholder’s Equity Attributable to Common Shareholders

The following summarizes the movement of Shareholders’ Equity attributable to common shareholders for the nine months ended September 30, 2017:

Balance as at December 31, 2016	$562,012
Net loss attributable to common shareholders	(2,487)
Adjustments to capital stock:
Cash received from the issuance of common shares	14,419
Issuance of common shares for vested RSUs, net	273
Fair value of stock options exercised at the grant date	3,444
Average carrying value of repurchased and retired common shares	(11,884)
Share held in treasury	(2,446)
Adjustments to other equity:
Employee stock options granted	4,216
Non-employee stock options granted and vested	17
Fair value of stock options exercised at the grant date	(3,444)
RSUs granted	13,621
RSUs vested	(9,797)
Stock exercised from treasury shares	(8,393)
Adjustments to accumulated deficit:
Retrospective adjustment related to intra-entity transfers (notes 2 and 12)	(8,314)
Common shares repurchased and retired	(34,256)
Adjustments to accumulated other comprehensive loss:
Unrealized net gain from cash flow hedging instruments	2,451
Realization of cash flow hedging net loss upon settlement	(533)
Foreign currency translation adjustments	1,938
Tax effect of movement in other comprehensive income	(502)

Balance as at September 30, 2017	$520,335

14.	Segmented Information

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue(1)
Network business
IMAX DMR	$25,971	$21,549	$77,136	$78,767
Joint revenue sharing arrangements – contingent rent	15,572	14,181	49,702	54,994
IMAX systems – contingent rent	1,094	779	2,573	3,178

	42,637	36,509	129,411	136,939

Theater business
IMAX systems	27,757	24,908	56,022	67,330
Joint revenue sharing arrangements – fixed fees	2,658	5,517	4,536	11,946
Theater system maintenance	11,511	10,293	33,459	30,031
Other theater	1,586	2,445	5,449	7,789

	43,512	43,163	99,466	117,096

New business	8,917	515	11,508	601

Other
Film post-production	1,914	2,327	9,134	6,436
Film distribution	784	2,092	2,235	3,345
Other	1,036	1,944	3,460	6,004

	3,734	6,363	14,829	15,785

Total	$98,800	$86,550	$255,214	$270,421

Gross Margin
Network business
IMAX DMR(2)	$18,114	$12,448	$52,578	$52,398
Joint revenue sharing arrangements – contingent rent(2)	9,351	9,340	33,271	41,620
IMAX systems – contingent rent	1,094	779	2,573	3,178

	28,559	22,567	88,422	97,196

Theater business
IMAX systems(2)	17,768	15,964	35,772	35,074
Joint revenue sharing arrangements – fixed fees(2)	624	1,640	887	3,096
Theater system maintenance	4,624	3,398	13,306	10,207
Other theater	247	314	1,082	993

	23,263	21,316	51,047	49,370

New business	(11,912)	(284)	(13,432)	(861)

Other
Film post-production	763	1,003	4,287	3,028
Film distribution(2)	(361)	258	(4,549)	(998)
Other	(444)	39	(677)	(383)

	(42)	1,300	(939)	1,647

Total	$39,868	$44,899	$125,098	$147,352

(1)	The Company’s largest customer represented 11.4 % and 14.4% of total revenues for the three and nine months ended September 30, 2017, respectively (2016 —11.2% and 14.3%, respectively).
(2)	IMAX DMR segment margins include marketing costs of $2.5 million and $9.8 million for the three and nine months ended September 30, 2017, respectively (2016 — $4.2 million and $11.7 million, respectively). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $1.3 million and $2.5 million for the three and nine months ended September 30, 2017, respectively (2016 — $0.9 million and $1.9 million, respectively). IMAX systems segment margins include marketing and commission costs of $1.1 million and $2.2 million for the three and nine months ended September 30, 2017, respectively (2016 — $1.3 million and $3.0 million, respectively). Film distribution segment margins include a marketing expense of less than $0.1 million and recovery of $0.7 million for the three and nine months ended September 30, 2017, respectively (2016 — expense of $0.6 million and $2.1 million, respectively).

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Greater China	$36,563	$29,736	$88,135	$84,797
United States	33,324	28,139	85,030	96,276
Asia (excluding Greater China)	9,233	10,665	25,177	25,034
Western Europe	8,090	6,140	20,846	26,522
Rest of the World	3,331	5,697	10,366	11,554
Canada	3,732	2,368	10,045	9,992
Latin America	2,688	1,408	8,122	8,562
Russia & the CIS	1,839	2,397	7,493	7,684

Total	$98,800	$86,550	$255,214	$270,421

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) classifications comprises more than 10% of the total revenue.

15.	Employee’s Pension and Postretirement Benefits

(a)	Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan (the “SERP”) covering Richard L. Gelfond, CEO of the Company.

The following table provides disclosure of the pension obligation for the SERP:

	September 30,	December 31,
	2017	2016
Projected benefit obligation:
Obligation, beginning of period	$19,580	$19,478
Interest cost	320	261
Actuarial gain	—	(159)

Obligation, end of period and unfunded status	$19,900	$19,580

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest cost	$107	$65	$320	$196

Pension expense	$107	$65	$320	$196

No contributions are expected to be made for the SERP during the remainder of 2017. The Company expects interest costs of $0.1 million to be recognized as a component of net periodic benefit cost during the remainder of 2017.

The accumulated benefit obligation for the SERP was $19.9 million at September 30, 2017 (December 31, 2016 — $19.6 million).

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2017 (three months remaining)	$—
2018	—
2019	—
2020	21,115
2021	—
Thereafter	—

$21,115

The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2019), although Mr. Gelfond has not informed the Company that he intends to retire at that time.

(b)	Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and nine months ended September 30, 2017, the Company contributed and expensed an aggregate of $0.3 million and $0.9 million, respectively (2016 — $0.3 million and $0.9 million, respectively) to its Canadian defined contribution plan and an aggregate of $0.1 million and $0.6 million, respectively (2016 — $0.1 million and $0.5 million, respectively) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits - Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at September 30, 2017 is $0.7 million (December 31, 2016 — $0.6 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and nine months ended September 30, 2017, respectively (2016 — less than $0.1 million and less than $0.1 million, respectively).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2017 (three months remaining)	$21
2018	24
2019	26
2020	33
2021	36
Thereafter	527

Total	$667

(d)	Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees upon meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. The postretirement benefits obligation as at September 30, 2017 is $2.3 million (December 31, 2016 — $1.7 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and nine months ended September 30, 2017, respectively (2016 — less than $0.1 million and less than $0.1 million, respectively).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2017 (three months remaining)	$99
2018	105
2019	112
2020	115
2021	117
Thereafter	1,723

Total	$2,271

(e)	Deferred Compensation Retirement Plan

In September 2016, the Company entered into a new employment agreement with Greg Foster, CEO of IMAX Entertainment and Senior Executive Vice President of the Company, which provides for an employment term from July 2, 2016 through July 2, 2019. Under the agreement, the Company agreed to create a deferred compensation plan (the “Retirement Plan”) covering Mr. Foster, and to make a total contribution of $3.2 million over the three-year employment term. The Retirement Plan is subject to a vesting schedule based on continued employment with the Company, such that 25% will vest July 2019; 50% will vest July 2022; 75% will vest July 2025; and Mr. Foster will be 100% vested in July 2027. As at September 30, 2017, the Company had an unfunded benefit obligation recorded of $0.8 million (December 31, 2016 — $0.5 million). The Company recognized an expense of $0.2 million and $0.3 million for the three and nine months ended September 30, 2017, respectively.

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

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at September 30, 2017		As at December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$157,708	$157,708	$204,759	$204,759
Net financed sales receivable	$117,257	$117,406	$114,041	$115,014
Net investment in sales-type leases	$6,253	$6,276	$8,084	$8,372
Convertible loan receivable	$1,500	$1,500	$1,000	$1,000
Available-for-sale investment	$1,000	$997	$1,000	$1,007
Foreign exchange contracts — designated forwards	$1,621	$1,621	$(296)	$(296)
Borrowings under the Playa Vista Loan	$(26,167)	$(26,167)	$(27,667)	$(27,667)

Cash and cash equivalents are comprised of cash and interest-bearing investments with original maturity dates of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value (Level 1 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2017 and December 31, 2016, respectively.

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2017 and December 31, 2016, respectively.

The estimated fair value of the Company’s convertible loan receivable is based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2017 and December 31, 2016, respectively.

The fair value of the Company’s available-for-sale investment is determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2017 and December 31, 2016, respectively.

The fair value of foreign currency derivatives is determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2017 and December 31, 2016, respectively. These identical instruments are traded on a closed exchange.

The carrying value of borrowings under the Playa Vista Loan approximates fair value as the interest rates offered under the Playa Vista Loan are close to September 30, 2017 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at September 30, 2017.

There were no significant transfers between Level 1 and Level 2 during the nine months ended September 30, 2017 or 2016. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers in or out of the Company’s level 3 assets during the nine months ended September 30, 2017.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at September 30, 2017			As at December 31, 2016
	Minimum	Financed		Minimum	Financed
	Lease	Sales		Lease	Sales
	Payments	Receivables	Total	Payments	Receivables	Total
In good standing	$5,439	$112,619	$118,058	$7,741	$111,568	$119,309
Credit Watch	627	4,030	4,657	—	1,514	1,514
Pre-approved transactions	364	574	938	—	842	842
Transactions suspended	144	956	1,100	1,015	611	1,626

	$6,574	$118,179	$124,753	$8,756	$114,535	$123,291

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at September 30, 2017		As at December 31, 2016
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance
Net investment in leases	$144	$(144)	$1,015	$(672)
Net financed sales receivables	956	(848)	611	(494)

Total	$1,100	$(992)	$1,626	$(1,166)

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

The Company’s aged financing receivables are as follows:

	As at September 30, 2017
					Related			Recorded
	Accrued			Billed	Unbilled	Total		Investment
	and			Financing	Recorded	Recorded	Related	Net of
	Current	30-89 Days	90+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$98	$33	$373	$504	$6,070	$6,574	$(321)	$6,253
Net financed sales receivables	3,071	937	3,085	7,093	111,086	118,179	(922)	117,257

Total	$3,169	$970	$3,458	$7,597	$117,156	$124,753	$(1,243)	$123,510

	As at December 31, 2016
					Related			Recorded
	Accrued			Billed	Unbilled	Total		Investment
	and			Financing	Recorded	Recorded	Related	Net of
	Current	30-89 Days	90+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$28	$159	$781	$968	$7,788	$8,756	$(672)	$8,084
Net financed sales receivables	2,393	1,724	2,368	6,485	108,050	114,535	(494)	114,041

Total	$2,421	$1,883	$3,149	$7,453	$115,838	$123,291	$(1,166)	$122,125

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at September 30, 2017
					Related		Recorded
	Accrued			Billed	Unbilled		Investment
	and			Financing	Recorded	Related	Past Due
	Current	30-89 Days	90+ Days	Receivables	Investment	Allowance	and Accruing
Net investment in leases	$90	$33	$373	$496	$2,733	$—	$3,229
Net financed sales receivables	1,263	566	2,713	4,542	31,505	—	36,047

Total	$1,353	$599	$3,086	$5,038	$34,238	$—	$39,276

	As at December 31, 2016
					Related		Recorded
	Accrued			Billed	Unbilled		Investment
	and			Financing	Recorded	Related	Past Due
	Current	30-89 Days	90+ Days	Receivables	Investment	Allowance	and Accruing
Net investment in leases	$—	$54	$244	$298	$1,646	$—	$1,944
Net financed sales receivables	284	634	1,854	2,772	20,147	—	22,919

Total	$284	$688	$2,098	$3,070	$21,793	$—	$24,863

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

	For the Three Months Ended September 30, 2017
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$1,051	$266	$(922)	$697	$24

Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—

Total recorded investment in impaired loans:

Net financed sales receivables	$1,051	$266	$(922)	$697	$24

	For the Three Months Ended September 30, 2016
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$748	$269	$(643)	$748	$—

Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—

Total recorded investment in impaired loans:

Net financed sales receivables	$748	$269	$(643)	$748	$—

	For the Nine Months Ended September 30, 2017
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$1,051	$266	$(922)	$562	$84

Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—

Total recorded investment in impaired loans:

Net financed sales receivables	$1,051	$266	$(922)	$562	$84

	For the Nine Months Ended September 30, 2016
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net financed sales receivables	$748	$269	$(643)	$674	$—

Recorded investment for which there is no related allowance:
Net financed sales receivables	—	—	—	—	—

Total recorded investment in impaired loans:

Net financed sales receivables	$748	$269	$(643)	$674	$—

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables are as follows:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:

Beginning balance	$321	$427	$672	$494
Charge-offs	—	—	(351)	(67)
Recoveries	—	—	—	—
Provision	—	495	—	495

Ending balance	$321	$922	$321	$922

Ending balance: individually evaluated for impairment	$321	$922	$321	$922

Financing receivables:

Ending balance: individually evaluated for impairment	$6,574	$118,179	$6,574	$118,179

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:

Beginning balance	$672	$643	$672	$568
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision	—	—	—	75

Ending balance	$672	$643	$672	$643

Ending balance: individually evaluated for impairment	$672	$643	$672	$643

Financing receivables:

Ending balance: individually evaluated for impairment	$9,515	$110,697	$9,515	$110,697

(d)	Foreign Exchange Risk Management

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

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at September 30, 2017 (the “Foreign Currency Hedges”), with settlement dates throughout 2017, 2018 and 2019. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statements of operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. For foreign currency cash flow hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statements of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statements of operations. The Company currently does not hold any derivatives which are not designated as hedging instruments.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value of foreign exchange contracts:

	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$35,128	$37,825

Fair value of derivatives in foreign exchange contracts:

	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$1,632	$480
	Accrued and other liabilities	(11)	(776)

		$1,621	$(296)

Derivatives in Foreign Currency Hedging relationships are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Foreign exchange contracts — Forwards	Derivative Gain (Loss) Recognized in OCI (Effective Portion)	$1,366	$(293)	$2,451	$1,865

	Location of Derivative Gain (Loss) Reclassified from AOCI	Three Months Ended September 30,		Nine Months Ended September 30,
	into Income (Effective Portion)	2017	2016	2017	2016
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$717	$(572)	$533	$(2,565)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Foreign exchange contracts — Forwards	Derivative Loss Recognized In and Out of OCI (Effective Portion)	$—	$—	$(80)	$—

The Company’s estimated net amount of the existing gains as at September 30, 2017 is $1.1 million, which is expected to be reclassified to earnings within the next twelve months.

(e)	Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 or FASB ASC 320, as appropriate.

As at September 30, 2017, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2016 — $nil). The Company’s accumulated losses in excess of its equity investment were $0.7 million as at September 30, 2017, and are classified in Accrued and other liabilities. For the three months ended September 30, 2017, gross revenues, cost of revenue and net loss for the Company’s investment was $0.2 million, $1.0 million and $0.8 million, respectively (2016 — $nil, $1.6 million and $1.5 million, respectively). For the nine months ended September 30, 2017, gross revenues, cost of revenue and net loss for the Company’s investments were $0.7 million, $2.8 million and $2.3 million, respectively (2016 — $0.3 million, $6.0 million and $5.6 million, respectively). The Company has determined it is not the primary beneficiary of this VIE, and therefore this entity has not been consolidated. In 2016, the Company issued a convertible loan of $1.0 million to this entity with a term of 3 years with an annual effective interest rate of 5.0%. During the nine months ended September 30, 2017, the Company issued an additional $0.5 million under this existing convertible loan. The instrument is classified as an available-for-sale investment due to certain features that allow for conversion to common stock in the entity in the event of certain triggers occurring.

In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meet the criteria for classification as a debt security under the FASB ASC 320 and is recorded at a fair value of $nil at September 30, 2017 (December 31, 2016 — $nil). This investment was classified as an available-for-sale investment.

Furthermore, the Company has an investment of $1.0 million (December 31, 2016 — $1.0 million) in the shares of an exchange traded fund. This investment is also classified as an available-for-sale investment.

As at September 30, 2017, the Company held investments with a total value of $3.5 million in the preferred shares of enterprises which meet the criteria for classification as an equity security under FASB ASC 325, carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million at September 30, 2017 (December 31, 2016 — $nil).

The total carrying value of investments in new business ventures at September 30, 2017 is $3.5 million (December 31, 2016 — $2.0 million) and is recorded in Other assets.

17.	Non-Controlling Interests

(a)	IMAX China Non-Controlling Interest

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

The following summarizes the movement of the non-controlling interest in shareholders’ equity, in the Company’s subsidiary for the nine months ended September 30, 2017:

Balance as at December 31, 2016	$59,562
Net income	8,947
Other comprehensive income	904

Balance as at September 30, 2017	$69,413

(b)	Other Non-Controlling Interest

In 2014, the Company announced the creation of the Original Film Fund to co-finance a portfolio of 10 original large-format films. The Original Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Original Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company agreed to contribute $9.0 million to the Original Film Fund over five years starting in 2014 and sees the Original Film Fund as a self-perpetuating vehicle designed to generate a continuous, steady flow of high-quality documentary content. As at September 30, 2017, the Original Film Fund invested $13.4 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

The following summarizes the movement of the non-controlling interest in temporary equity, in the Company’s subsidiary for the nine months ended September 30, 2017:

Balance as at December 31, 2016	$4,980
Net loss	(2,640)

Balance as at September 30, 2017	$2,340

18.	Exit costs, restructuring charges and associated impairments

The Company recognized the following charges in its consolidated statements of operations:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Restructuring charges	$2,721	$7,426
Asset impairments	—	5,553
Costs to exit an operating lease	716	716

	$3,437	$13,695

(a)	Costs to exit an operating lease

In September 2017, the Company relocated its New York office employees and operations as the existing leased space was not suitable to accommodate all current business needs. As the premises lease is non-cancellable to the end of the term, the Company entered into a sublease arrangement to reduce the expected losses over the remaining term of the lease. Pursuant to FASB ASC 420 “Exit or Disposal Cost Obligations”, the Company has recognized a corporate segment expense of $0.7 million in the three and nine months ended September 30, 2017.

(b)	Restructuring charges

In June 2017, the Company announced the implementation of a cost reduction plan with the goal of increasing profitability, operating leverage and free cash flow. The cost reduction plan included the exit from certain non-core businesses or initiatives, as well as a one-time reduction in workforce. Restructuring charges are comprised of employee severance costs including benefits and stock-based compensation, costs of consolidating facilities and contract termination costs. Restructuring charges are based upon plans that have been committed to by the Company, but may be refined in subsequent periods. These charges are recognized pursuant to FASB ASC 420. A liability for a cost associated with an exit or disposal activity is recognized and measured at its fair value in the condensed consolidated statement of operations in the period in which the liability is incurred. When estimating the value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ from actual results.

In connection with the Company’s restructuring initiatives, the Company incurred $2.7 million and $7.4 million in restructuring charges for the three and nine months ended September 30, 2017, respectively. A summary of the restructuring and other costs by reporting groups identified by nature of product sold, or service provided as disclosed in note 14 recognized during the three and nine months ended September 30, 2017, respectively, are as follows:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Employee Severance and Benefits	Other Exit Costs	Total	Employee Severance and Benefits	Other Exit Costs	Total
IMAX DMR	$534	$—	$534	$1,082	$—	$1,082
Joint revenue sharing arrangements	—	—	—	59	—	59
IMAX systems	29	—	29	247	222	469
Theater system maintenance	80	—	80	818	—	818
New business	29	—	29	134	298	432
Film post-production	—	—	—	19	—	19
Other	25	—	25	581	—	581
Corporate	2,024	—	2,024	3,941	25	3,966

	$2,721	$—	$2,721	$6,881	$545	$7,426

The Company expects to incur restructuring charges of $0.9 million during the remainder of 2017.

The following table sets forth a summary of restructuring accrual activities for the nine months ended September 30, 2017:

	Employee Severance and Benefits	Other Exit Costs	Total
Balance as at December 31, 2016	$—	$—	$—
Restructuring charges	6,881	545	7,426
Cash payments	(6,009)	(377)	(6,386)
Other movements	(372)	(168)	(540)

Balance as at September 30, 2017	$500	$—	$500

(c)	Associated Impairments

As a result of the cost reduction plan discussed above, the Company recognized costs associated with the retirement of certain long-lived assets pursuant to the FASB ASC 410-20, “Asset retirement and environmental obligations” and ASC 360-10, “Property, plant and equipment”. The following impairments for the nine months ended September 30, 2017 are a direct result of the exit activities described in (a) above.

Nine Months Ended September 30, 2017
Film assets	$335
Property, plant and equipment	3,696
Other assets	1,522

$5,553

The Company did not recognize any such impairments in the three months ended September 30, 2017.

IMAX CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters”. IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as a result, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. There were 1,302 IMAX theater systems (1,203 commercial multiplexes, 13 commercial destinations, 86 institutional) operating in 75 countries as of September 30, 2017. This compares to 1,145 theater systems (1,037 commercial multiplexes, 16 commercial destinations, 92 institutional) operating in 74 countries as of September 30, 2016.

The Company’s core business consists of:

•	the Digital Re-Mastering (“DMR”) of films into the IMAX format for exhibition in the IMAX theater network in exchange for a certain percentage of contingent box office receipts from both studios and exhibitors; and

•	the provision of IMAX premium theater systems (“IMAX theater systems”) to exhibitor customers through sales, long-term leases or joint revenue sharing arrangements.

IMAX theater systems are based on proprietary and patented technology developed over the course of the Company’s 50-year history and combine:

•	the ability to exhibit content that has undergone IMAX DMR conversion, which results in higher image and sound fidelity than conventional cinema experiences;

•	advanced, high-resolution projectors with specialized equipment and automated theater control systems, which generate significantly more contrast and brightness than conventional theater systems;

•	large screens and proprietary theater geometry, which result in a substantially larger field of view so that the screen extends to the edge of a viewer’s peripheral vision and creates more realistic images;

•	sound system components, which deliver more expansive sound imagery and pinpointed origination of sound to any specific spot in an IMAX theater; and

•	specialized theater acoustics, which result in a four-fold reduction in background noise.

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

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. To that end, the Company introduced its next-generation laser-based digital projection system at the end of 2014. The laser projection solution is the first IMAX digital projection system capable of illuminating the largest screens in its network. As at September 30, 2017, 46 laser-based digital systems were operational. The Company is in the process of developing a commercial laser-based digital projection system designed for IMAX theaters in multiplexes. The Company believes that the IMAX laser-based projectors present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology.

NEW BUSINESS INITIATIVES

The Company is exploring new lines of business outside of its core business, with a focus on investments in original content, alternative location-based entertainment experiences, as well as premium IMAX home entertainment technologies and services.

Original Content

In 2016, the Company announced an agreement with Marvel Television Inc. (“Marvel”) and Disney|ABC Television Group to co-produce and premiere theatrically the new television series “Marvel’s Inhumans” in IMAX theaters. The first two episodes of the series ran worldwide in IMAX theaters for two weeks in September 2017 and subsequently the series premiered on the ABC network in the U.S. and across other networks internationally. As part of the investment, the Company shares in the economics across the venture, including in both the theatrical and television platforms. This agreement marks the first time a live-action television series has debuted in this manner, and the first time the Company has an economic interest in a television property.

The Company has also created two film funds to help finance the production of original content. In 2015, the Company announced the creation of the IMAX China Film Fund (the “China Film Fund”) with its subsidiary IMAX China Holding Inc. (“IMAX China”), its partner CMC and several other large investors to help fund Mandarin language commercial films. The China Film Fund, which is expected initially to be capitalized with over $100.0 million, will target productions that can leverage the Company’s brand, relationships, technology and release windows in China. The China Film Fund is expected to co-finance approximately 15 Mandarin-language tent-pole films over three years, and will target contributions of between $3.0 million and $7.0 million per film. The China Film Fund will operate under an IMAX China-CMC controlled greenlight committee.

In addition, the Company’s IMAX Original Film Fund (the “Original Film Fund”) was established in 2014 to co-finance a portfolio of 10 original large format films. The Original Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company agreed to contribute $9.0 million to the Original Film Fund over five years starting in 2014 and sees the Original Film Fund as a self-perpetuating vehicle designed to generate a continuous flow of high-quality documentary content. As at September 30, 2017, the Original Film Fund has invested $13.4 million toward the development of original films.

Virtual Reality

In 2016, the Company announced it would be piloting a comprehensive virtual reality (“VR”) strategy to develop a premium, location-based VR offering that will deliver immersive, multi-dimensional experiences, including entertainment content and games, to branded VR centers (“IMAX VR Centers”). Pilot IMAX VR Centers are expected to be located in both stand-alone venues as well as multiplexes, malls and other commercial destinations, and will be retrofitted with proprietary VR pods that permit interactive, moveable VR experiences. The Company’s VR initiative is premised on a unique combination of premium content, proprietary design and best-in-class technology.

In January 2017, the Company launched its flagship pilot IMAX VR Center in Los Angeles. In May 2017, the Company opened a second pilot IMAX VR Center at the AMC Kips Bay theater in New York City and in October 2017, a third pilot IMAX VR Center opened at the JinYi Shanghai theater in Greater China. The Company has signed agreements for additional pilot IMAX VR Centers, including in Canada, the United States, Thailand and the United Kingdom, and expects a total of seven pilot IMAX VR Centers to be open before the end of 2017. The Company plans to use these pilot locations to test several factors including the overall customer experience, pricing models, throughput, types of content featured and differences in geographic areas. If successful, the Company’s intent is to roll out IMAX VR Centers globally.

In November 2016, the Company announced the creation of a virtual reality fund (the “VR Fund”) among the Company, its subsidiary IMAX China and other strategic investors. The VR Fund will help finance the creation of an estimated 25-30 interactive VR content experiences over the next three years for use across all VR platforms, including in the pilot IMAX VR Centers. The VR Fund will target premium productions with its Hollywood studio and filmmaker partners, as well as gaming publishers and other leading content developers. To further supplement these content experiences, the Company and Warner Bros. Home Entertainment have announced a new VR co-financing and production agreement to develop and release premium, interactive VR experiences based on some of Warner Bros. Pictures’ most highly anticipated upcoming blockbuster films, including Justice League, and the experiences will receive an exclusive release window in pilot IMAX VR Centers before being made available to other VR platforms. In addition, the Company has partnered with Google to design and develop a cinema-grade IMAX VR camera.

Through its pilot VR initiative, the Company sees a unique opportunity to combine premium equipment, more robust computing power, and specially designed spaces to create a highly differentiated, destination-based VR experience that will draw consumers out of their homes, similar to the strategy it has successfully employed in the cinema space.

IMAX Home Entertainment Technologies and Services

With respect to IMAX home entertainment, the Company has announced home theater initiatives, including a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater system. Since 2013, the joint venture has signed agreements with end users for the sale of more than 170 premium home theater systems, and has signed agreements with distributors for the sale of more than 470 home theater systems. Beyond its premium home theater, the Company has also developed other components of broader home entertainment platform designed to allow consumers to experience elements of The IMAX Experience® in their homes.

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

The theater business includes fixed revenues that are primarily derived from theater exhibitors through either a sale or sales-type lease arrangement for IMAX theater systems. Sales and sales-type lease arrangements typically require fixed upfront and annual minimum payments. The theater business side also includes fixed revenues that are required under the Company’s hybrid theater systems from the joint revenue sharing arrangements segment. In addition, theater exhibitors also pay for associated maintenance, extended warranty services and the provision of aftermarket parts of its system components, and these revenues are included in the theater business.

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

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting select scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio. Recent films that have incorporated IMAX enhancements include Dunkirk: The IMAX Experience, released in July 2017; Blade Runner 2049: The IMAX Experience, released in October 2017; and Thor: Ragnarok: An IMAX Experience, to be released in November 2017. In addition, Marvel’s Avengers: Infinity War and the Untitled Avenger Sequel will be shot in their entireties using IMAX cameras.

The original soundtrack of a film to be released to the IMAX theater network is re-mastered for the IMAX digital sound systems in connection with the IMAX DMR release. Unlike the soundtracks played in conventional theaters, IMAX re-mastered soundtracks are uncompressed and full fidelity. IMAX sound systems use proprietary loudspeaker systems and proprietary surround sound configurations that ensure every theater seat is in an optimal listening position.

The Company believes that the growth in international box office remains an important driver of future growth for the Company. During the nine months ended September 30, 2017, 65.6% of the Company’s gross box office from IMAX DMR films was generated in international markets, as compared to 62.8% in the nine months ended September 30, 2016. To support continued growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets. During 2016, 11 local language IMAX DMR films, including eight in China, two in Russia and one in Japan were released to the IMAX theater network. During the nine months ended September 30, 2017, 14 local language IMAX DMR films including ten in China, one in Russia, two in Japan and one in India were released to the IMAX theater network. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX theater network in the remainder of 2017 and beyond.

In addition to the 46 IMAX DMR films released to the IMAX theater network during the nine months ended September 30, 2017, 11 additional IMAX DMR films have been announced so far to be released in the remainder of 2017:

•	Blade Runner 2049: The IMAX Experience (Warner Bros. Pictures, October 2017);

•	Salyut-7: The IMAX Experience (Nashe Kino, October 2017, Russia only);

•	Bad Genius: The IMAX Experience (Hengye Pictures, October 2017, China only);

•	Geostorm: The IMAX Experience (Warner Bros. Pictures, October 2017);

•	Only The Brave: The IMAX Experience (Sony Pictures, October 2017);

•	Jigsaw: The IMAX Experience (Lionsgate, October 2017);

•	Coco: The IMAX Experience (Pixar Animation Studios, October 2017);

•	Thor: Ragnarök: The IMAX Experience (Walt Disney Studios, November 2017);

•	Justice League: The IMAX Experience (Warner Bros. Pictures, November 2017);

•	Full Metal Alchemist: The IMAX Experience (Warner Bros. Pictures, December 2017, Japan only); and

•	Star Wars: The Last Jedi: The IMAX Experience (Walt Disney Studios, December 2017).

In addition, in conjunction with Marvel and Disney|ABC Television Group, the Company co-produced and exclusively premiered theatrically the new television series “Marvel’s Inhumans” in IMAX theaters.

To date, the Company has announced the following 21 titles to be released in 2018 to the IMAX theater network:

•	Maze Runner: The Death Cure: The IMAX Experience (20th Century Fox, January 2018);

•	God Particle: The IMAX Experience (Paramount Pictures, February 2018);

•	Black Panther: The IMAX Experience (Walt Disney Studios, February 2018);

•	Alpha: The IMAX Experience (Sony Pictures, March 2018);

•	A Wrinkle In Time: The IMAX Experience (Walt Disney Studios, March 2018);

•	Tomb Raider: The IMAX Experience (Warner Bros. Pictures, March 2018);

•	Pacific Rim Uprising: The IMAX Experience (Warner Bros. Pictures, March 2018);

•	Ready Player One: The IMAX Experience (Warner Bros. Pictures, March 2018);

•	New Mutants: The IMAX Experience (20th Century Fox, April 2018);

•	Rampage: The IMAX Experience (Warner Bros. Pictures, April 2018);

•	Avengers: Infinity War: The IMAX Experience (Walt Disney Studios, May 2018);

•	Solo: A Star Wars Story: The IMAX Experience (Walt Disney Studios, May 2018);

•	The Incredibles 2: The IMAX Experience (Walt Disney Studios, June 2018);

•	Jurassic World: Fallen Kingdom: The IMAX Experience (Universal Pictures, June 2018);

•	Ant-Man and The Wasp: The IMAX Experience (Walt Disney Studios, July 2018);

•	Alita: Battle Angel: The IMAX Experience (20th Century Fox, July 2018);

•	Mission Impossible 6: The IMAX Experience (Paramount Pictures, July 2018);

•	The Predator: The IMAX Experience (20th Century Fox, August 2018);

•	Robin Hood: The IMAX Experience (Lionsgate, September 2018);

•	Fantastic Beasts and Where to Find Them 2: The IMAX Experience (Warner Bros. Pictures, November 2018); and

•	Aquaman: The IMAX Experience (Warner Bros. Pictures, December 2018).

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate, and anticipates that the number of IMAX DMR films to be released to the IMAX theater network in 2017 will be similar to the 51 IMAX DMR films released to the IMAX theater network in 2016.

Joint Revenue Sharing Arrangements – Contingent Rent

The Company provides IMAX theater systems to certain of its exhibitor customers under joint revenue sharing arrangements (“JRSA”). The Company has two basic types of joint revenue sharing arrangements: traditional and hybrid.

Under a traditional joint revenue sharing arrangement, the Company provides an IMAX theater system to a customer in return for a portion of the customer’s IMAX box office receipts and, in some cases, concession revenues, rather than requiring the customer to pay a fixed upfront payment or annual minimum payments, as would be required under a sales or sales-type lease arrangement. Payments, which are based on box office receipts, are required throughout the term of the arrangement and are due either monthly or quarterly. Certain maintenance and extended warranty services are provided to the customer for a separate fixed annual fee. The Company retains title to the theater system equipment components, and the equipment is returned to the Company at the conclusion of the arrangement.

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

Under the majority of joint revenue sharing arrangements (both traditional and hybrid), the initial non-cancellable term of IMAX theater systems is 10 years or longer, and is renewable by the customer for one to two additional terms of between three to five years. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are non-cancellable by the customer unless the Company fails to perform its obligations.

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box office. The Company funds its joint revenue sharing arrangements through cash flows from operations. As at September 30, 2017, the Company had 702 theaters in operation under joint revenue sharing arrangements, a 18.6% increase as compared to the 592 joint revenue sharing arrangements open as at September 30, 2016. The Company also had contracts in backlog for an additional 375 theaters under joint revenue sharing arrangements as at September 30, 2017.

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

The Company derives a small portion of its revenues from other sources. As at September 30, 2017, the Company had two owned and operated IMAX theaters (December 31, 2016 — two owned and operated theaters). In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to three other theaters. The Company also rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers.

IMAX Theater Network

The following table outlines the breakdown of the IMAX theater network by type and geographic location as at September 30:

	2017 - Theater Network Base				2016 - Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	358	4	35	397	348	5	41	394
Canada	37	2	7	46	37	2	7	46
Greater China(1)	482	—	17	499	354	—	17	371
Asia (excluding Greater China)	96	2	3	101	88	2	4	94
Western Europe	79	4	10	93	73	6	10	89
Russia & the CIS	57	—	—	57	50	—	—	50
Latin America(2)	41	—	12	53	38	—	11	49
Rest of the World	53	1	2	56	49	1	2	52

Total	1,203	13	86	1,302	1,037	16	92	1,145

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

As of September 30, 2017, 34.0% of IMAX systems in operation were located in the United States and Canada compared to 38.4% as at September 30, 2016.

To minimize the Company’s credit risk, the Company retains title to the underlying theater systems under lease arrangements, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimates of potentially uncollectible amounts.

The Company currently believes that over time its commercial multiplex theater network could grow to approximately 2,855 IMAX theaters worldwide from 1,203 commercial multiplex IMAX theaters operating as September 30, 2017. The Company believes that the majority of its future growth will come from international markets. As at September 30, 2017, 66.0% of IMAX theater systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 61.6% as at September 30, 2016. Revenues and gross box office derived from outside the United States and Canada continue to exceed revenues and gross box office from the United States and Canada. Risks associated with the Company’s international business are outlined in Risk Factors – “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2016 Form 10-K.

Greater China continues to be the Company’s second-largest and fastest-growing market, measured by revenues. The Company’s Greater China operations have accounted for an increasingly significant portion of its overall revenues, with nearly 35% of overall revenues generated from the Company’s China operations in the nine months ended September 30, 2017. As at September 30, 2017, the

Company had 499 theaters operating in Greater China with an additional 350 theaters in backlog that are scheduled to be installed in Greater China by 2022. The Company’s backlog in Greater China represents 64.2% of the Company’s current backlog. The Company continues to invest in joint revenue sharing arrangements with select partners to ensure ongoing revenue in this key market. The Company’s largest single international partnership is in China with Wanda Cinema Line Corporation (“Wanda”), which has a total commitment to the Company of 360 theater systems in Greater China (of which 345 theater systems are under the parties’ joint revenue sharing arrangement). The Company continues to invest in joint revenue sharing arrangements with select partners to ensure ongoing revenue in this key market. See Risk Factors – “The Company faces risks in connection with the continued expansion of its business in China” in Item 1A of the Company’s 2016 Form 10-K.

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at:

	September 30, 2017
	IMAX Commercial Multiplex Theater Network
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Sales- type lease	Total
Domestic Total (United States & Canada)	268	6	274	121	395

International:
Greater China	235	74	309	173	482
Asia (excluding Greater China)	35	21	56	40	96
Western Europe	23	24	47	32	79
Russia & the CIS	—	—	—	57	57
Latin America	—	—	—	41	41
Rest of the World	14	2	16	37	53

International Total	307	121	428	380	808

Worldwide Total	575	127	702	501	1,203

	September 30, 2016
	IMAX Commercial Multiplex Theater Network
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Sales- type lease	Total
Domestic Total (United States & Canada)	260	4	264	121	385

International:
Greater China	163	58	221	133	354
Asia (excluding Greater China)	33	17	50	38	88
Western Europe	18	24	42	31	73
Russia & the CIS	—	—	—	50	50
Latin America	—	—	—	38	38
Rest of the World	13	2	15	34	49

International Total	227	101	328	324	652

Worldwide Total	487	105	592	445	1,037

As at September 30, 2017, 274 (September 30, 2016 — 264) of the 702 (September 30, 2016 — 592) theaters under joint revenue sharing arrangements in operation, or 39.0% (September 30, 2016 — 44.6%), were located in the United States and Canada, with the remaining 428 (September 30, 2016 — 328) or 61.0% (September 30, 2016 — 55.4%) of arrangements being located in international markets. The Company continues to seek to expand its network of theaters under joint revenue sharing arrangements, particularly in select international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	September 30, 2017				September 30, 2016
			Fixed				Fixed
			Contractual				Contractual
	Number of		Dollar Value		Number of		Dollar Value
	Systems		(in thousands)		Systems		(in thousands)
Sales and sales-type lease arrangements	170		$214,737		158		$197,730
Joint revenue sharing arrangements
Hybrid arrangements	130		69,552	(1)	103		55,006	(1)
Traditional arrangements	245		9,096	(2)	286		450	(2)

	545	(3)	$293,385		547	(4)	$253,186

(1)	Reflects contractual upfront payments. Future contingent payments are not reflected as these are based on negotiated shares of box office results.
(2)	No fixed upfront or annual minimum payments. Future contingent payments are not reflected as these are based on negotiated shares of box office results.
(3)	Includes 25 laser-based digital theater system configurations, including three upgrades. The Company continues to develop and roll out its laser-based digital projection system. See “Research and Development” in Item 2 of this Part I for additional information.
(4)	Includes 20 laser-based digital theater system configurations, including five upgrades.

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

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at:

	September 30, 2017
	IMAX Theater Backlog
	Traditional JRSA	Hybrid JRSA	JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	40	3	43	13	56

International:
Greater China	159	108	267	83	350
Asia (excluding Greater China)	4	13	17	19	36
Western Europe	38	4	42	7	49
Russia & the CIS	—	—	—	—	—
Latin America	—	—	—	13	13
Rest of the World	4	2	6	35	41

International Total	205	127	332	157	489

Worldwide Total	245	130	375	170	545

	September 30, 2016
	IMAX Theater Backlog
	Traditional JRSA	Hybrid JRSA	JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	41	3	44	11	55

International:
Greater China	231	84	315	66	381
Asia (excluding Greater China)	5	11	16	21	37
Western Europe	4	5	9	7	16
Russia & the CIS	—	—	—	22	22
Latin America	—	—	—	16	16
Rest of the World	5	—	5	15	20

International Total	245	100	345	147	492

Worldwide Total	286	103	389	158	547

Approximately 89.7% of IMAX theater system arrangements in backlog as at September 30, 2017 are scheduled to be installed in international markets (September 30, 2016 – 89.9%).

The following reflects the Company’s signings and installations:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
Theater System Signings:
Full new sales and sales-type lease arrangements	17		5		67		52
New traditional joint revenue sharing arrangements	—		155		31		230
New hybrid joint revenue sharing arrangements	—		1		49		8

Total new theaters	17		161		147		290
Upgrades of IMAX theater systems	—		1		4		3

Total theater signings	17		162		151		293

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
Theater System Installations:
Full new sales and sales-type lease arrangements	19		15		36		33
New traditional joint revenue sharing arrangements	25		24		51		42
New hybrid joint revenue sharing arrangements	5		9		9		21

Total new theaters	49		48		96		96
Upgrades of IMAX theater systems	2	(1)	2	(1)	4	(2)	13	(2)

Total theater installations	51		50		100		109

(1)	Includes one installation of an upgrade to a laser-based digital system under a traditional joint revenue sharing arrangement and one under a sale arrangement (2016 – two laser-based digital systems under sales and sales-type lease arrangements).
(2)	Includes three installations of upgrade to laser-based digital systems under sales and sales-type lease arrangements and one under a traditional joint revenue sharing arrangement (2016 – 11 laser-based digital systems and two xenon-based digital system under sales and sales-type lease arrangements).

The Company anticipates that it will install approximately 160 to 165 new theater systems (excluding upgrades) in 2017. The Company’s installation estimates include scheduled systems from backlog, as well as the Company’s estimate of installations from arrangements that will sign and install in the same calendar year. The Company cautions, however, that theater system installations may slip from period to period over the course of the Company’s business, usually for reasons beyond its control.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company prepares its condensed consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to selling prices associated with the individual elements in multiple element arrangements; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectibility of accounts receivable, financing receivables and net investment in leases; write-downs for inventory obsolescence; ultimate revenues for film assets; impairment provisions for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan and post retirement assumptions; accruals for exit costs, restructuring activities and contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value and expected exercise dates of stock-based payment awards. Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the condensed consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in Item 7 of the Company’s 2016 Form 10-K.

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

The Company presents adjusted net income and adjusted net income per diluted share, which excludes stock-based compensation and non-recurring exit costs, restructuring charges and associated impairments, because it believes that they are important supplemental measures of the Company’s comparable controllable operating performance. Although stock-based compensation is an important aspect of the Company’s employee and executive compensation packages, it is mostly a non-cash expense and is excluded from certain internal business performance measures, and the Company wants to ensure that its investors fully understand the impact of its stock-based compensation (net of any related tax impact) and non-recurring charges on net income.

In addition, the Company presents adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share because it believes that they are important supplemental measures of its comparable financial results. Without the presentation of these adjusted presentation measure the Company believes it could potentially distort the analysis of trends in business performance and it wants to ensure that its investors fully understand the impact of net income attributable to non-controlling interests and its stock-based compensation and non-recurring exit costs, restructuring charges and associated impairments (net of any related tax impact) in determining net income attributable to common shareholders.

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

EBITDA is defined as net income with adjustments for depreciation and amortization, interest income (expense)-net, and income tax provision (benefit). Adjusted EBITDA used by the Company is defined as EBITDA plus adjustments for loss from equity accounted investments, stock and other non-cash compensation, exit costs, restructuring charges and associated impairments and adjusted EBITDA attributable to non-controlling interests.

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

Management, including the Company’s CEO, who is the Company’s Chief Operating Decision Maker (“CODM”) (as defined in the Segment Reporting Topic of the FASB ASC), assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), write-downs net of recoveries, interest income, interest expense and tax (provision) recovery are not allocated to the segments. As identified in note 14 to the accompanying condensed consolidated financial statements in Item 1, the Company has identified new business as an additional reportable segment in the first quarter of 2017. The Company now has the following eight reportable segments: IMAX DMR; joint revenue sharing arrangements; IMAX systems; theater system maintenance; other; new business; film distribution; and film post-production. The Company is presenting the following information at a disaggregated level to provide more relevant information to readers, as permitted by the standard:

•	Network Business

•	The IMAX DMR segment consists of variable revenues from studios for the conversion of films into the IMAX DMR format generated by the box office results from the exhibition of those films in the IMAX theater network.

•	Joint revenue sharing arrangements – contingent rent, consists of variable rent revenues from box office exhibited in IMAX theaters in exchange for the provision of IMAX theater projection system equipment to exhibitors. This excludes fixed hybrid revenues and upfront installation costs from the Company’s hybrid joint revenue sharing arrangements.

•	IMAX systems – contingent rent; consists of variable payments in excess of certain fixed minimum ongoing payments, under arrangements in the IMAX systems segment, which are recognized when reported by theater operators, provided collectibility is reasonably assured.

•	Theater Business

•	The IMAX systems segment consists of the design, manufacture and installation of IMAX theater projection system equipment under sales or sales-type lease arrangements for fixed upfront and ongoing consideration, including ongoing fees and finance income.

•	Joint revenue sharing arrangements – fixed fee, consists of fixed hybrid revenues and upfront installation costs from the joint revenue sharing arrangement segment.

•	The theater system maintenance segment consists of the provision of IMAX theater projection system equipment maintenance services to the IMAX theater network and the associated costs of those services.

•	Other theater includes after-market sales of IMAX theater projection system parts and 3D glasses from the other segment.

•	New Business

•	The new business segment consists of content licensing and distribution fees associated with the Company’s original content investments, VR initiatives, IMAX Home Entertainment, and other new business initiatives that are in the development and/or start-up phase.

•	Other

•	The film distribution segment consists of revenues and costs associated with the distribution of documentary films for which the Company has distribution rights.

•	The film post-production segment consists of the provision of film post-production, and their associated costs.

•	The other segment consists of certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items.

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

Three Months Ended September 30, 2017 versus Three Months Ended September 30, 2016

The Company reported net income of $2.9 million, or $0.04 per basic and diluted share, for the third quarter of 2017 as compared to net income of $4.4 million, or $0.07 per basic and diluted share for the third quarter of 2016. Net income for the third quarter of 2017 includes a $5.7 million charge, or $0.09 per diluted share (2016 — $7.7 million or $0.11 per diluted share), for stock-based compensation and a $3.4 million charge, or $0.05 per diluted share, for exit costs, restructuring charges and associated impairments. Adjusted net income, which consists of net income excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments and the related tax impact, was $9.2 million, or $0.14 per diluted share, for the third quarter of 2017 as compared to adjusted net income of $9.9 million, or $0.15 per diluted share, for the third quarter of 2016. The Company reported a net loss attributable to common shareholders of $0.9 million, or a $0.01 loss per basic and diluted share for the third quarter of 2017 (2016 — $2.5 million net income or $0.04 per basic and diluted share). Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments and the related tax impact, was $5.2 million, or $0.08 per diluted share, for the third quarter of 2017 as compared to adjusted net income attributable to common shareholders of $7.9 million, or $0.12 per diluted share, for the third quarter of 2016. A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

	Three Months Ended		Three Months Ended
(In thousands of U.S. dollars, except per share amounts)	September 30, 2017		September 30, 2016
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$2,898	$0.04	$4,384	$0.07
Adjustments:
Stock-based compensation	5,739	0.09	7,742	0.11
Exit costs, restructuring charges and associated impairments	3,437	0.05	—	—
Tax impact on items listed above	(2,855)	(0.04)	(2,210)	(0.03)

Adjusted net income	9,219	0.14	9,916	0.15
Net income attributable to non-controlling interests (1)	(3,748)	(0.06)	(1,859)	(0.03)
Stock-based compensation (net of tax of $0.1 million and less than $0.1 million, respectively) (1)	(263)	—	(128)	—
Exit costs, restructuring charges and associated impairments (net of tax of less than $0.1 million) (1)	(11)	—	—	—

Adjusted net income attributable to common shareholders	$5,197	$0.08	$7,929	$0.12

Weighted average diluted shares outstanding		64,803		67,746

(1)	Reflects amounts attributable to non-controlling interests.

The following table sets forth the breakdown of revenue and gross margin by nature for the three months ended September 30:

(In thousands of U.S. dollars)	Revenue		Gross Margin
	2017	2016	2017	2016
Network business
IMAX DMR	$25,971	$21,549	$18,114	$12,448
Joint revenue sharing arrangements – contingent rent	15,572	14,181	9,351	9,340
IMAX systems – contingent rent	1,094	779	1,094	779

	42,637	36,509	28,559	22,567

Theater business
IMAX systems
Sales and sales-type leases(1)	25,111	21,804	15,246	12,936
Ongoing fees and finance income(2)	2,646	3,104	2,522	3,028
Joint revenue sharing arrangements – fixed fees	2,658	5,517	624	1,640
Theater system maintenance	11,511	10,293	4,624	3,398
Other theater	1,586	2,445	247	314

	43,512	43,163	23,263	21,316

New business	8,917	515	(11,912)	(284)

Other
Film distribution and post-production	2,698	4,419	402	1,261
Other	1,036	1,944	(444)	39

	3,734	6,363	(42)	1,300

	$98,800	$86,550	$39,868	$44,899

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases and finance income.

Revenues and Gross Margin

The Company’s revenues for the third quarter of 2017 increased 14.2% to $98.8 million from $86.6 million in third quarter of 2016, largely due to the performance of its network business and new business groups. The gross margin across all segments in the third quarter of 2017 was $39.9 million, or 40.4% of total revenue, compared to $44.9 million, or 51.9% of total revenue in the third quarter of 2016. Impairment charges included in gross margin in the third quarter of 2017 were $12.3 million, of which $11.1 million related to new business initiatives, or 12.5% of total revenue, compared to $1.0 million, of which $nil related to new business initiatives, or 1.2% of total revenue in the third quarter of 2016.

Network Business

Revenue from the Company’s network business increased 16.8% to $42.6 million in the third quarter of 2017 from $36.5 million in the third quarter of 2016. The Company’s network business revenue is driven by box office performance, and specifically the impact of its performance on per-screen averages. The performance of the Company’s segments within its network business is also impacted by the timing of a release to the IMAX theater network and customer reaction to the film, among other factors that may be outside of the Company’s direct control, including fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations. The distribution window for the release of films in theaters has been compressing and may continue to change in the future. A further reduction in timing between film releases could adversely affect box office performance and consequently future revenues and gross margin.

IMAX DMR revenues increased by 20.5% to $26.0 million in the third quarter of 2017 from $21.5 million in the third quarter of 2016, which reflects stronger box office performance than the comparative period and continued growth in the IMAX theater network. IMAX DMR gross margins were stronger at $18.1 million in the third quarter of 2017 as compared to $12.4 million in the third quarter of 2016.

Gross box office generated by IMAX DMR films increased by 17.4% to $218.8 million in the third quarter of 2017 from $186.3 million in the third quarter of 2016. Gross box office per-screen for the third quarter of 2017 averaged $181,122, in comparison to $184,700 in the third quarter of 2016 as the increase in gross box office did not increase at the same growth rate as the IMAX theater network. In the third quarter of 2017, gross box office was generated primarily by the exhibition of 24 films (17 new and 7 carryovers), as compared to 29 films (21 new and 8 carryovers) exhibited in the third quarter of 2016.

Contingent revenues from joint revenue sharing arrangements increased to $15.6 million in the third quarter of 2017 from $14.2 million in the third quarter of 2016, largely due to continued network growth. The Company ended the third quarter of 2017 with 702 theaters operating under joint revenue sharing arrangements, as compared to 592 theaters at the end of the third quarter of 2016, an increase of 18.6%. Gross box office generated by the joint revenue sharing arrangements was 14.9% higher at $116.7 million in the third quarter of 2017 from $101.6 million in the third quarter of 2016.

The gross margin from joint revenue sharing arrangements increased slightly to $9.4 million in the third quarter of 2017 from $9.3 million in the third quarter of 2016. Included in the calculation of gross margin for the third quarter of 2017 were certain advertising, marketing and commission costs primarily associated with new theater launches of $1.4 million, as compared to $0.9 million during the third quarter of 2016.

Contingent rent revenue from IMAX systems increased to $1.1 million in the third quarter of 2017 from $0.8 million in the third quarter of 2016. Contingent rent revenue consists of variable payments received in excess of the fixed minimum ongoing payments which are primarily driven by box office performance reported by theater operators. The increase in revenue is primarily due to an increase in the IMAX theater network’s ability to meet minimum rent requirements as the per-screen gross box office levels increased slightly in comparison to the prior year period.

Theater Business

Theater Business revenue increased 0.8% to $43.5 million in the third quarter of 2017 as compared to $43.2 million in third quarter of 2016.

In the third quarter of 2017, the Company installed 25 theater systems under sales or sales-type lease arrangements, which includes five theater systems under hybrid joint revenue sharing arrangements, versus 26 theater systems, which includes nine theater systems under hybrid joint revenue sharing arrangements, in the third quarter of 2016.

Revenue from sales and sales-type leases was $25.1 million in the third quarter of 2017, as compared to $21.8 million in the third quarter of 2016. The Company recognized revenue on 19 full, new theater systems which qualified as either sales or sales-type leases in the third quarter of 2017, with a total value of $23.7 million, versus 15 full, new theater systems in the third quarter of 2016 with a total value of $19.0 million. Average revenue per full, new theater system under a sales and sales-type lease arrangement was $1.2 million for the three months ended September 30, 2017, as compared to $1.3 million in the three months ended September 30, 2016. The average revenue per full, new theater system varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors.

The Company recognized revenue from five full, new theater systems under hybrid joint revenue sharing arrangements in the third quarter of 2017, with a total value of $2.6 million, versus nine full, new theater systems in the third quarter of 2016 with a total value of $5.5 million.

The Company recognized revenue from one theater system upgrade in the third quarter of 2017, with a total value of $1.3 million, versus two full, new theater systems in the third quarter of 2016, with a total value of $2.6 million. Average revenue per theater system upgrade was $1.3 million for the third quarter of 2017 and 2016, respectively.

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

	Three Months Ended September 30,
	2017		2016
New IMAX digital theater systems - installed and recognized
Sales and sales-types lease arrangements	19		15
Joint revenue sharing arrangements	30	(1)	33	(1)

Total new theater systems	49		48

IMAX digital theater system upgrades - installed and recognized
Sales and sales-types lease arrangements	1		2
Joint revenue sharing arrangements	1		—

Total upgraded theater systems	2		2

Total theater systems installed	51		50

(1)	Includes five hybrids and 25 traditional theater systems under joint revenue sharing arrangements (2016 – nine hybrids and 24 traditional theater systems under joint revenue sharing arrangements).

Theater business margin from full, new theater systems, excluding theater systems under hybrid arrangements, was 68.2% in the third quarter of 2017, which was lower than the 68.8% experienced in the third quarter of 2016. Gross margin varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location and other various factors.

Gross margin from the installation and recognition of hybrid joint revenue sharing arrangements was $0.6 million in the third quarter of 2017, as compared to $1.6 million in the third quarter of 2016, as four fewer systems were recognized in the current period.

Theater system maintenance revenue increased 11.8% to $11.5 million in the third quarter of 2017 from $10.3 million in the third quarter of 2016. Theater system maintenance gross margin was $4.6 million in the third quarter of 2017 versus $3.4 million in the third quarter of 2016. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Ongoing fees and finance income was $2.6 million in the third quarter of 2017 compared to $3.1 million in the third quarter of 2016. Gross margin for ongoing fees and finance income decreased to $2.5 million in the third quarter of 2017 from $3.0 million in the third quarter of 2016.

Other theater revenue decreased to $1.6 million in the third quarter of 2017 as compared to $2.4 million in the third quarter of 2016. Other theater revenue primarily includes revenue generated from the Company’s after-market sales of projection system parts and 3D glasses. The gross margin recognized from other theater revenue was $0.2 million in the third quarter of 2017 as compared to $0.3 million in the third quarter of 2016.

New Business

Revenue earned from the Company’s new business initiatives was $8.9 million and the new business segment experienced a loss of $11.9 million in the third quarter of 2017, respectively, as compared to revenue of $0.5 million and a loss of $0.3 million in the third quarter of 2016, respectively.

The performance of the new business segment in the third quarter of 2017, was mostly driven by the premiere of the new television series “Marvel’s Inhumans”. Episodic revenue, costs and gross margin recognized in the period were $8.7 million, $19.8 million and a loss of $11.1 million, respectively.

The Company is evaluating its new business initiatives separately from its core business as the nature of its activities is separate and distinct from its ongoing operations. The Company recognized a loss before tax from its new business initiatives for the third quarter of 2017 of $14.5 million, which includes amortization of $1.6 million, impairment charges of $11.1 million and an equity loss of $0.3 million, as compared to net loss of $2.5 million, which includes amortization of $0.2 million and an equity loss of $0.7 million, in the prior year comparative period. Negative EBITDA from the Company’s new business initiatives was $1.5 million in the third quarter of 2017, as compared to $1.6 million in the third quarter of 2016.

Other

Film distribution and post-production revenues decreased 38.9% to $2.7 million in the third quarter of 2017 from $4.4 million in the third quarter of 2016, primarily due to a decrease in film distribution revenue from IMAX original films. Film distribution and post-production gross margin was $0.4 million in the third quarter of 2017 as compared to $1.3 million in the third quarter of 2016, as the Company has accelerated depreciation on its IMAX original films to reflect an update in ultimate expectations. The Company reviews the carrying value of certain documentary film assets, on an on-going basis, as a result of lower than expected revenue being generated during the respective period and revises expectations for future revenues based on the latest information available.

Other revenue decreased to $1.0 million in the third quarter of 2017, as compared to $1.9 million in the third quarter of 2016. Other revenue primarily includes revenue generated from the Company’s theater operations and camera rental business. The lower level of revenue is primarily the result of a decrease in camera revenues in the third quarter of 2017, as compared to the prior year comparative period.

The gross margin recognized from other revenue was a loss of $0.4 million in the third quarter of 2017 as compared to a margin of less than $0.1 million in the third quarter of 2016, largely due to the lower camera revenue earned in the current period versus the comparative period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $25.5 million in the third quarter of 2017, as compared to $30.7 million in the third quarter of 2016. Selling, general and administrative expenses excluding the impact of stock-based compensation were $20.3 million in the third quarter of 2017, as compared to $22.9 million in the third quarter of 2016. The following reflects the significant items impacting selling, general and administrative expenses as compared to the prior year comparative period:

•	a $2.5 million decrease in the Company’s stock-based compensation;

•	a $1.8 million decrease in staff costs, including salaries and benefit;

•	a $0.7 million decrease due to a change in foreign exchange rates. During the third quarter ended September 30, 2017, the Company recorded a foreign exchange gain of $0.5 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities as compared to a loss of $0.2 million recorded in 2016; and

•	a $0.2 million net decrease in other general corporate expenditures including consulting and professional fees.

Research and Development Expenses

Research and development expenses were comparable at $4.6 million in the third quarter of 2017 and $4.5 million in the third quarter of 2016 and are primarily attributable to the continued development of the Company’s new commercial laser-based digital projection system and other new business initiatives which commenced in 2017, including the Google camera and VR.

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

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $1.0 million in the third quarter of 2017 as compared to a net provision of $0.3 million in the third quarter of 2016, primarily resulting from the deterioration in the financial condition of certain theater exhibitors and studios.

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

Interest Income and Expense

Interest income was $0.3 million in the third quarter of 2017, as compared to $0.4 million in the third quarter of 2016.

Interest expense was $0.5 million in the third quarter of 2017 and 2016 respectively. Included in interest expense is the amortization of deferred finance costs in the amount of $0.1 million in the third quarter of 2017 and 2016, respectively. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Exit costs, restructuring charges and associated impairments

Exit costs, restructuring charges and associated impairments were $3.4 million in the third quarter of 2017 which is comprised of costs incurred to exit an existing operating lease, employee severance costs, costs of consolidating facilities and contract termination costs. The Company did not recognize any impairments in the three months ended September 30, 2017. No such charges were incurred in the prior year comparative period.

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

As at September 30, 2017, the Company had a gross deferred income tax asset of $33.6 million, against which the Company is carrying a $0.2 million valuation allowance. For the three months ended September 30, 2017, the Company recorded an income tax provision of $1.0 million, which included a provision of $0.2 million related to its provision for uncertain tax positions. In addition, included in the provision for income taxes was a $0.2 million provision for tax shortfalls related to stock-based compensation costs recognized in the period, offset by a less than $0.1 million recovery related to other items.

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

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. As at September 30, 2017, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2016 — $nil). The Company’s accumulated losses in excess of its equity investment were $0.7 million as at September 30, 2017. For the three months ended September 30, 2017, gross revenues, cost of revenue and net loss for these investments were $0.2 million, $1.0 million and $0.8 million, respectively (2016 — $nil, $1.6 million and $1.5 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.3 million third quarter of 2017, compared to $0.7 million experienced in the third quarter of 2016.

Non-Controlling Interests

The Company’s condensed consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the IMAX China IPO as well as the impact of a non-controlling interest in its subsidiary created for the Original Film Fund activity. For the three months ended September 30, 2017, the net income attributable to non-controlling interests of the Company’s subsidiaries was $3.7 million (2016 — $1.9 million).

Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016

The Company reported net income of $3.8 million, or $0.06 per basic and diluted share, for the nine months ended September 30, 2017 as compared to net income of $27.2 million, or $0.40 per basic and diluted share for the nine months ended September 30, 2016. Net income for the nine months ended September 30, 2017 includes a $17.8 million charge, or $0.27 per diluted share (2016 — $22.5 million or $0.32 per diluted share), for stock-based compensation and a $13.7 million charge, or $0.20 per diluted share for exit costs, restructuring charges and associated impairments. Adjusted net income, which consists of net income excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments and the related tax impact, was $25.7 million, or $0.38 per diluted share, for the nine months ended September 30, 2017 as compared to adjusted net income of $43.3 million, or $0.63 per diluted share, for the nine months ended September 30, 2016. The Company reported a net loss attributable to common shareholders of $2.5 million, or a loss of $0.04 per basic and diluted share for the nine months ended September 30, 2017 (2016 — net income of $19.8 million, or $0.29 per basic and diluted share). Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments and the related tax impact, was $18.7 million, or $0.28 per diluted share, for the nine months ended September 30, 2017 as compared to adjusted net income attributable to common shareholders of $35.5 million, or $0.52 per diluted share, for the nine months ended September 30, 2016. A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

	Nine Months Ended		Nine Months Ended
(In thousands of U.S. dollars, except per share amounts)	September 30, 2017		September 30, 2016
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$3,820	$0.06	$27,244	$0.40
Adjustments:
Stock-based compensation	17,796	0.27	22,485	0.32
Exit costs, restructuring charges and associated impairments	13,695	0.20	—	—
Tax impact on items listed above	(9,578)	(0.15)	(6,394)	(0.09)

Adjusted net income	25,733	0.38	43,335	0.63
Net income attributable to non-controlling interests (1)	(6,307)	(0.10)	(7,401)	(0.11)
Stock-based compensation (net of tax of $0.2 million and $0.1 million, respectively) (1)	(544)	—	(421)	—
Exit costs, restructuring charges and associated impairments (net of tax of less than $0.1 million) (1)	(179)	—	—	—

Adjusted net income attributable to common shareholders	$18,703	$0.28	$35,513	$0.52

Weighted average diluted shares outstanding		65,834		68,721

(1)	Reflects amounts attributable to non-controlling interests.

The following table sets forth the breakdown of revenue and gross margin by nature for the nine months ended September 30:

(In thousands of U.S. dollars)	Revenue		Gross Margin
	2017	2016	2017	2016
Network Business
IMAX DMR	$77,136	$78,767	$52,578	$52,398
Joint revenue sharing arrangements - contingent rent	49,702	54,994	33,271	41,620
IMAX systems - contingent rent	2,573	3,178	2,573	3,178

	129,411	136,939	88,422	97,196

Theater Business
IMAX systems
Sales and sales-type leases(1)	48,178	58,522	28,190	26,795
Ongoing fees and finance income(2)	7,844	8,808	7,582	8,279
Joint revenue sharing arrangements – fixed fees	4,536	11,946	887	3,096
Theater system maintenance	33,459	30,031	13,306	10,207
Other theater	5,449	7,789	1,082	993

	99,466	117,096	51,047	49,370

New Business	11,508	601	(13,432)	(861)

Other
Film distribution and post-production	11,369	9,781	(262)	2,030
Other	3,460	6,004	(677)	(383)

	14,829	15,785	(939)	1,647

	$255,214	$270,421	$125,098	$147,352

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases and finance income.

Revenues and Gross Margin

The Company’s revenues for the nine months ended September 30, 2017 decreased by 5.6% to $255.2 million from $270.4 million for the nine months ended September 30, 2016, primarily due to a decrease in revenues from the Company’s network business and theater business groups. The gross margin across all segments in the nine months ended September 30, 2017 was $125.1 million, or 49.0% of total revenue, compared to $147.4 million, or 54.5% of total revenue in the nine months ended September 30, 2016. Impairment charges included in gross margin for the nine months ended September 30, 2017 were $17.5 million, of which $11.1 million related to new business initiatives, or 6.9% of total revenue, compared to $1.5 million, of which $nil related to new business initiatives, or 0.6% of total revenue in the nine months ended September 30, 2016.

Network Business

Network business revenue decreased by 5.5% to $129.4 million in the nine months ended September 30, 2017 from $136.9 million in the nine months ended September 30, 2016. The Company’s network business revenue is driven by gross box office performance, which was lower in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as discussed below.

The Company’s network business performance is also impacted by the timing of a release to the IMAX theater network and customer reaction to the film, among other factors that may be outside of the Company’s direct control, including fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations. The distribution window for the release of films in theater has been compressing and may continue to change in the future. A further reduction in timing between film releases could adversely affect box office performance and consequently future revenues and gross margin.

IMAX DMR revenues decreased 2.1% to $77.1 million in the nine months ended September 30, 2017 from $78.8 million in the nine months ended September 30, 2016, due to weaker gross box office performance leading to lower per-screen averages. The gross margin from the IMAX DMR segment was $52.6 million and $52.4 million in the nine months ended September 30, 2017 and 2016, respectively.

Gross box office generated by IMAX DMR films decreased 2.7% to $699.8 million in the nine months ended September 30, 2017 from $719.1 million in the nine months ended September 30, 2016. Gross box office per-screen for the nine months ended September 30, 2017 averaged $590,262, in comparison to $732,600 in the third quarter of 2016. In the nine months ended September 30, 2017, gross box office was generated primarily by the exhibition of 46 films (40 new and 6 carryovers), as compared to 48 films (42 new and 6 carryovers) exhibited in the nine months ended September 30, 2016.

The 9.6% decrease in revenues from joint revenue sharing arrangements was largely due to lower per-screen averages versus the prior year comparative period, offset slightly by continued network growth. Revenues from joint revenue sharing arrangements decreased to $49.7 million in the nine months ended September 30, 2017 from $55.0 million in the nine months ended September 30, 2016. The Company ended the current period with 702 theaters operating under joint revenue sharing arrangements, as compared to 592 theaters at the end of the nine months ended September 30, 2016, an increase of 18.6%. Gross box office generated by the joint revenue sharing arrangements was 1.2% lower at $376.2 million in the nine months ended September 30, 2017 from $380.6 million in the nine months ended September 30, 2016.

The gross margin from joint revenue sharing arrangements decreased by 20.0% to $33.3 million in the nine months ended September 30, 2017 from $41.6 million in the nine months ended September 30, 2016. Included in the calculation of gross margin for the nine months ended September 30, 2017 were certain advertising, marketing and commission costs primarily associated with new theater launches of $2.5 million, as compared to $1.9 million during the nine months ended September 30, 2016.

Contingent rent revenue from IMAX systems decreased to $2.6 million in the nine months ended September 30, 2017 from $3.2 million in the nine months ended September 30, 2016. Contingent rent revenue consists of variable payments received in excess of the fixed minimum ongoing payments which are primarily driven by gross box office performance reported by theater operators. The decrease in revenue is primarily due to a decrease in gross box office performance in the nine months ended September 30, 2017 versus the prior year comparative period.

Theater Business

Theater business revenue decreased 15.1% to $99.5 million in the nine months ended September 30, 2017 as compared to $117.1 million in nine months ended September 30, 2016.

The decrease in theater business revenue is primarily due to 19 fewer theater system installations in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, for a total of $16.9 million. The Company installed 48 theater systems under sales and sales-type lease arrangements, which includes nine theater systems under hybrid joint revenue sharing arrangements, in the nine months ended September 30, 2017 versus 67 theater systems, which includes 21 theater systems under hybrid joint revenue sharing arrangements, in the nine months ended September 30, 2016.

Revenue from sales and sales-type leases was $48.2 million in the nine months ended September 30, 2017, as compared to $58.5 million in the nine months ended September 30, 2016. The Company recognized revenue on 36 full, new theater systems which qualified as either sales or sales-type leases in the nine months ended September 30, 2017, with a total value of $43.9 million, versus 33 theater systems in the nine months ended September 30, 2016 with a total value of $41.2 million. Average revenue per full, new theater system under a sales and sales-type lease arrangement was $1.2 million for the nine months ended September 30, 2017, as compared to $1.2 million in the nine months ended September 30, 2016. The average revenue per full, new theater system under a sales and sales-type lease arrangement varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors.

The Company recognized revenue from nine full, new theater systems under hybrid joint revenue sharing arrangements in the nine months ended September 30, 2017, with a total value of $4.5 million, versus 21 full, new theater systems in the nine months ended September 30, 2016 with a total value of $11.9 million.

The Company recognized revenue from three theater system upgrades in the nine months ended September 30, 2017, with a total value of $4.0 million, versus 13 full, new theater systems in the nine months ended September 30, 2016 with a total value of $16.2 million. Average revenue per theater system upgrade was $1.3 million for the nine months ended September 30, 2017, as compared to $1.2 million in the nine months ended September 30, 2016.

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

	Nine Months Ended September 30,
	2017		2016
New IMAX xenon-based digital theater systems - installed and recognized	36		33
Sales and sales-types lease arrangements
Joint revenue sharing arrangements	60	(1)	63	(1)

Total new theater systems	96		96

IMAX xenon-based digital theater system upgrades - installed and recognized	3		13
Sales and sales-types lease arrangements
Joint revenue sharing arrangements	1		—

Total upgraded theater systems	4	(2)	13	(2)

Total theater systems installed	100		109

(1)	Includes nine hybrids and 51 traditional theater systems under joint revenue sharing arrangements (2016 – 21 hybrids and 42 traditional joint revenue sharing arrangements).
(2)	Includes three laser-based digital system under sales and sales-types lease arrangements and one laser-based digital system configuration under traditional joint revenue sharing arrangement (2016 – 11 laser-based digital system configuration upgrades and two xenon-based digital system under sales and sales-types lease arrangements).

Theater business margin from full, new sales and sales-type lease systems was 68.5% in the nine months ended September 30, 2017 which was higher than the 64.5% experienced in the nine months ended September 30, 2016. Gross margin from theater system upgrades was $0.3 million in the nine months ended September 30, 2017, as compared to $1.7 million in the nine months ended September 30, 2016, primarily due to three theater system upgrades in the nine months ended September 30, 2017, as compared to 13 upgrades in the nine months ended September 30, 2016. In addition, the Company recorded a charge of $0.2 million upon the upgrade of a xenon-based digital system under an operating lease arrangement to a laser-based digital system under a sales arrangement in the nine months ended September 30, 2016, for components which were not used in the upgrade and cannot be used for future installations. No such charge was recorded in the nine months ended September 30, 2017. Gross margin varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location and other various factors.

Gross margin from the installation and recognition of theater systems under hybrid joint revenue sharing arrangements was $0.9 million in the nine months ended September 30, 2017, as compared to $3.1 million in the nine months ended September 30, 2016, which is a direct result of the number of theater systems recognized in each respective period.

Theater system maintenance revenue increased 11.4% to $33.5 million in the nine months ended September 30, 2017 from $30.0 million in the nine months ended September 30, 2016. Theater system maintenance gross margin was $13.3 million in the nine months ended September 30, 2017 versus $10.2 million in the nine months ended September 30, 2016. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Ongoing fees and finance income was $7.8 million in the nine months ended September 30, 2017 compared to $8.8 million in the nine months ended September 30, 2016. Gross margin for ongoing rent and finance income decreased to $7.6 million in the nine months ended September 30, 2017 from $8.3 million in the nine months ended September 30, 2016.

Other theater revenue decreased to $5.4 million in the nine months ended September 30, 2017 as compared to $7.8 million in the nine months ended September 30, 2016. Other theater revenue primarily includes revenue generated from the Company’s after-market sales of projection system parts and 3D glasses. The gross margin recognized from other theater revenue was $1.1 million in the nine months ended September 30, 2017 as compared to $1.0 million in the nine months ended September 30, 2016.

New Business

Revenue earned from the Company’s new business initiatives was $11.5 million in the nine months ended September 30, 2017, as compared to $0.6 million in the nine months ended September 30, 2016. New business revenue was primarily generated from the release of the co-produced new television series “Marvel’s Inhumans” in September 2017 and contractual payments relating to progress on the development of an IMAX VR camera in the first half of 2017.

The gross margin recognized from the new business segment was a loss of $13.4 million in the nine months ended September 30, 2017 as compared to a loss of $0.9 million in the nine months ended September 30, 2016, primarily due to the “Marvel’s Inhumans” introductory performance coupled with the launch of the Company’s first pilot IMAX VR Center in Los Angeles, the opening of the AMC Kips Bay VR location and the performance of the Company’s other new business initiatives, as compared to the prior year comparative period.

The performance of the new business segment, in the nine months ended September 30, 2017, was mostly driven by the premiere of the new television series “Marvel’s Inhumans”. Episodic revenue, cost of revenue and gross margin recognized in the period were $8.7 million, $20.6 million and a loss of $11.9 million, respectively.

The Company is evaluating its new business initiatives separately from its core business as the nature of its activities is separate and distinct from its ongoing operations. The Company recognized a net loss before tax from its new business initiatives for the nine months ended September 30, 2017 of $24.5 million, which includes amortization of $2.5 million, exit costs, restructuring charges and associated impairments of $3.4 million, impairment charges of $11.1 million and an equity loss of $0.8 million, as compared to net loss of $8.0 million, which includes amortization of $0.4 million and an equity loss of $2.5 million, in the prior year comparative period. Negative EBITDA from the Company’s new business initiatives was $6.7 million and $5.1 million in the nine months ended September 30, 2017 and 2016, respectively.

Other

Film distribution and post-production revenues was $11.4 million in the nine months ended September 30, 2017, as compared to $9.8 million in the nine months ended September 30, 2016, primarily due to an increase in post-production revenue from third party business. The film distribution and post-production segments experienced a gross loss of $0.3 million in the nine months ended September 30, 2017 as compared to a margin of $2.0 million in the nine months ended September 30, 2016 primarily due to a charge against film assets. The Company reviewed the carrying value of certain documentary film assets as a result of lower than expected revenue being generated during the period and revised expectations for future revenues based on the latest information available. An impairment of $4.6 million was recorded based on the carrying value of these documentary films as compared to the related estimated future box office and revenues that would ultimately be generated by these films. No similar charge was recorded in the nine months ended September 30, 2016.

Other revenue decreased to $3.5 million in the nine months ended September 30, 2017, as compared to $6.0 million in the nine months ended September 30, 2016. Other revenue primarily includes revenue generated from the Company’s theater operations and camera rental business. The decrease in revenue is primarily the result of two IMAX owned and operational theaters in the nine months ended September 30, 2017, as compared to three such theaters in the prior year comparative period.

The gross margin recognized from other revenue was a loss of $0.7 million in the nine months ended September 30, 2017, as compared to loss of $0.4 million in the nine months ended September 30, 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $85.1 million in the nine months ended September 30, 2017, as compared to $92.7 million in the nine months ended September 30, 2016. Selling, general and administrative expenses excluding the impact of stock-based compensation were $68.9 million in the nine months ended September 30, 2017, as compared to $70.2 million in the nine months ended September 30, 2016. The following reflects the significant items impacting selling, general and administrative expenses as compared to the prior year comparative period:

•	a $6.3 million decrease in the Company’s stock-based compensation;

•	a $0.8 million decrease due to a change in foreign exchange rates. During the nine months ended September 30, 2017, the Company recorded a foreign exchange gain of $0.7 million for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities as compared to a loss of $0.1 million recorded in 2016; and

•	a $1.3 million net decrease in other general corporate expenditures including consulting and professional fees.

These decreases were offset by a $0.8 million increase in staff costs, including salaries and benefits.

Research and Development

Research and development expenses increased to $14.6 million in the nine months ended September 30, 2017 compared to $11.6 million in the third quarter of 2016 and are primarily attributable to the continued development of the Company’s new commercial laser-based digital projection system and other new business initiatives which commenced in 2016, including the Google camera and VR.

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

Asset impairments

During the nine months ended September 30, 2017, the Company identified and wrote off $1.2 million related to a certain loan that is no longer considered collectible. No such charge was recognized in the prior year comparative period.

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $2.1 million in the nine months ended September 30, 2017 as compared to a net provision of $0.6 million in the nine months ended September 30, 2016, primarily resulting from the deterioration in the financial condition of certain theater exhibitors and studios.

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

Interest Income and Expense

Interest income was $0.8 million in the nine months ended September 30, 2017, as compared to $1.2 million in the nine months ended September 30, 2016.

Interest expense was $1.4 million in the nine months ended September 30, 2017, as compared to $1.3 million in the nine months ended September 30, 2016. Included in interest expense is the amortization of deferred finance costs in the amount of $0.4 million in the nine months ended September 30, 2017 as compared to $0.4 million in the nine months ended September 30, 2016. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Exit costs, restructuring charges and associated impairments

Exit costs, restructuring charges and associated impairments were $13.7 million in the nine months ended September 30, 2017. Exit costs are the costs incurred to exit an operating lease. Restructuring charges comprised of employee severance costs, costs of consolidating facilities and contract termination costs of $7.4 million. Associated impairments related to the exit activities were $5.6 million in the nine months ended September 30, 2017. No such charges were incurred in the nine months ended September 30, 2016.

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

As at September 30, 2017, the Company had a gross deferred income tax asset of $33.6 million, against which the Company is carrying a $0.2 million valuation allowance. For the nine months ended September 30, 2017, the Company recorded an income tax provision of $0.9 million, which included a provision of $0.2 million related to its provision for uncertain tax positions. In addition, included in the provision of income taxes was a $0.4 million recovery for windfall tax benefits, and a tax benefit of $0.8 million related to other items.

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

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. As at September 30, 2017, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2016 — $nil). The Company’s accumulated losses in excess of its equity investment were $0.7 million as at September 30, 2017. For the nine months ended September 30, 2017, gross revenues, cost of revenue and net loss for the Company’s investments were $0.7 million, $2.8 million and $2.3 million, respectively (2016 — $0.3 million, $6.0 million and $5.6 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.8 million nine months ended September 30, 2017, compared to $2.5 million experienced in the nine months ended September 30, 2016.

Non-Controlling Interests

The Company’s condensed consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the IMAX China IPO as well as the impact of a non-controlling interest in its subsidiary created for the Original Film Fund activity. For the nine months ended September 30, 2017, the net income attributable to non-controlling interests of the Company’s subsidiaries were $6.3 million (2016 — $7.4 million).

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

Total amounts drawn and available under the Credit Facility at September 30, 2017 were $nil and $200.0 million, respectively (December 31, 2016 – $nil and $200.0 million, respectively).

Under the Credit Facility, the effective interest rate for the nine months ended September 30, 2017 was nil, as no amounts were outstanding during the period (2016 – nil).

The Credit Facility provides that the Company is required at all times to satisfy a Minimum Liquidity Test (as defined in the Credit Agreement) of at least $50.0 million. The Company is also required to maintain minimum EBITDA (as defined in the Credit Agreement) of $100.0 million. The Company is also required to maintain a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 2.0:1.0, which requirement decreases to 1.75:1.0 on December 31, 2017. The Company was in compliance with all of these requirements at September 30, 2017. The Maximum Total Leverage Ratio was 0.22:1 as at September 30, 2017, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $26.2 million. EBITDA is calculated as follows:

Adjusted EBITDA per Credit Facility:

	For the	For the
	Three Months Ended	Twelve Months Ended
	September 30, 2017	September 30, 2017(1)
(In thousands of U.S. Dollars)
Net income	$2,898	$15,896
Add (subtract):
Provision for income taxes	1,009	7,462
Interest expense, net of interest income	275	864
Depreciation and amortization, including film asset amortization	14,252	51,521

EBITDA	$18,434	$75,743
Exit costs, restructuring charges and associated impairments	3,437	13,695
Stock and other non-cash compensation	6,419	27,606
Write-downs, net of recoveries including asset impairments and receivable provisions	12,465	23,104
Loss from equity accounted investments	318	687

Adjusted EBITDA before non-controlling interests	$41,073	$140,835
Adjusted EBITDA attributable to non-controlling interests(2)	(6,511)	(21,624)

	$34,562	$119,211

(1)	Ratio of total debt calculated using twelve months ended Adjusted EBITDA
(2)	The Adjusted EBITDA calculation specified for purposes of the minimum Adjusted EBITDA covenant excludes the reduction in Adjusted EBITDA from the Company’s non-controlling interests.

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

Total amount drawn under the Playa Vista Loan as at September 30, 2017 was $26.2 million (December 31, 2016 — $27.7 million). Under the Playa Vista Loan, the effective interest rate for the three and nine months ended September 30, 2017 was 3.26% and 3.06%, respectively (2016 — 2.51% and 2.46%, respectively).

Letters of Credit and Other Commitments

As at September 30, 2017, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2016 — $nil), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. The Company did not have any letters of credit and advance payment guarantees outstanding as at September 30, 2017 (December 31, 2016 — $0.1 million) under the Bank of Montreal Facility.

Cash and Cash Equivalents

As at September 30, 2017, the Company’s principal sources of liquidity included cash and cash equivalents of $157.7 million, the Credit Facility, anticipated collection from trade accounts receivable of $102.5 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $31.9 million and payments expected in the next 12 months on existing backlog deals. As at September 30, 2017, the Company did not have any amount drawn on the Credit Facility (remaining availability of $200.0 million), and the Company had $26.2 million drawn on the Playa Vista Loan. There were no letters of credit and advance payment guarantees outstanding under either the Credit Facility or the Bank of Montreal Facility. Cash held outside of North America as at September 30, 2017 was $117.3 million (December 31, 2016 — $117.4 million), of which $39.3 million was held in the People’s Republic of China (“PRC”) (December 31, 2016 — $31.5 million). The Company’s intent is to permanently reinvest these amounts outside of Canada and the Company does not currently anticipate that it will need funds generated from foreign operations to fund North American operations. In the event funds from foreign operations are needed to fund operations in North America and if withholding taxes have not already been previously provided, the Company would be required to accrue and pay these additional withholding tax amounts on repatriation of funds from China to Canada. The Company currently estimates this amount to be $6.3 million.

During the nine months ended September 30, 2017, the Company used cash of $47.1 million. The Company used cash of $57.3 million to fund capital expenditures, to build equipment for use in joint revenue sharing arrangements, to purchase other intangible assets, to invest in new business ventures such as its VR initiatives and to purchase property, plant and equipment. These uses of cash were partially offset by cash provided by operating activities. Based on management’s current operating plan for 2017, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements, to fund DMR agreements with studios, to invest in new business ventures and to make additional share repurchases. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of 60 new theater systems under joint revenue sharing arrangements during the nine months ended September 30, 2017, of which 51 new theater systems were capitalized by the Company.

The Company completed its previously announced $200.0 million share repurchase program in the second quarter of 2017 by repurchasing 1,736,150 common shares at an average price of $26.57 per share. The retired shares were repurchased for $46.1 million.

In June 2017, the Company announced a number of actions aimed at increasing Company value, including the approval by the Company’s Board of Directors of a new share repurchase program which authorizes the repurchase of up to $200.0 million of its common shares by June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. There were no repurchases of shares under the new share repurchase program during the third quarter.

In addition, the Company has implemented a cost reduction plan with the goal to create annualized cost savings aimed at increasing profitability, operating leverage and free cash flow. The more streamlined cost structure will enable the Company to scale its business with increased efficiency and facilitate operating leverage during both strong and weak periods of gross box office. For more details see notes 13 and note 18 to the accompanying condensed consolidated financial statements in Item 1.

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

Cash provided by operating activities amounted to $63.4 million for the nine months ended September 30, 2017. Changes in other non-cash operating assets as compared to December 31, 2016 include:

•	an increase of $8.6 million in accounts receivable resulting from amounts billed in the period offset by cash receipts;

•	an increase of $1.3 million in financing receivables primarily due to ongoing minimum rent payments received offset by installation and recognition of IMAX theater systems under sales or sales-type lease arrangements;

•	a decrease of $4.5 million in inventories as the amounts relieved from inventory for systems recognized and service parts used exceeded the build-up of inventory for future IMAX theater system installations under sales or sales-type lease arrangements;

•	an increase of $3.6 million in prepaid expenses due to timing; and

•	an increase of $0.3 million in other assets which reflects a change in insurance recoveries.

Changes in other operating liabilities as compared to December 31, 2016 include: an increase in deferred revenue of $30.4 million related to backlog payments received in the current period, offset by amounts relieved from deferred revenue related to theater system installations; a decrease in accounts payable of $1.8 million; and a decrease of $8.1 million in accrued liabilities primarily due to a decrease in income taxes payable and bonus payable as the prior year accruals were paid in the current period.

Investing Activities

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, other intangible assets and investments in film assets were $86.5 million for the nine months ended September 30, 2017 as compared to $52.7 million for the nine months ended September 30, 2016. The Company expects its investment in capital expenditures to remain fairly consistent as the nature of these cash outlays in particular, joint revenue sharing arrangements and film assets, exist to strengthen operational performances.

Net cash used in investing activities amounted to $57.3 million in nine months ended September 30, 2017, which includes purchases of $16.4 million in property, plant and equipment, an investment in joint revenue sharing equipment of $35.5 million, an investment in new business ventures of $1.5 million and an investment in other intangible assets of $3.9 million, primarily related to expanding the functionality of the Company’s enterprise resource planning system.

Financing Activities

Net cash used in financing activities in the nine months ended September 30, 2017 amounted to $53.2 million as compared to net cash used in financing activities of $106.3 million in the nine months ended September 30, 2016. In the nine months ended September 30, 2017, the Company paid $46.1 million for the repurchase of common shares under the Company’s share repurchase program and $19.8 million to purchase treasury stock for the settlement of restricted share units and options. In addition, the Company also made repayments of $1.5 million under the Playa Vista Loan. These cash outlays were offset by $14.4 million received from the issuance of common shares resulting from stock option exercises and a $0.2 million of taxes withheld and paid on vested employee stock awards.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of September 30, 2017 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	1 year	> 1 - 3 years	> 3 - 5 years	Thereafter
Purchase obligations(1)	$30,123	$23,003	$5,920	$1,200	$—
Pension obligations(2)	21,115	—	—	21,115	—
Operating lease obligations(3)	26,129	2,181	8,848	2,904	12,196
Playa Vista Loan(4)	26,167	500	4,000	4,000	17,667
Postretirement benefits obligations	5,453	586	1,639	978	2,250
Other financial commitments(5)	15,073	12,400	2,673	—	—

	$124,060	$38,670	$23,080	$30,197	$32,113

(1)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
(2)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2019), although Mr. Gelfond has not informed the Company that he intends to retire at that time.
(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s property in New York and at the various owned and operated theaters.
(4)	The Playa Vista Loan is fully due and payable on October 19, 2025. The Company is required to make monthly payments of combined principal and interest.
(5)	Other financial commitments include the Company’s total minimum commitment toward the development, production, post-production and marketing, related to certain film and new content initiatives.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering Mr. Gelfond. As at September 30, 2017, the Company had an unfunded and accrued projected benefit obligation of approximately $19.9 million (December 31, 2016 — $19.6 million) in respect of the SERP.

Pursuant to an employment agreement dated November 8, 2016, the term of Mr. Gelfond’s employment was extended through December 31, 2019, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating his entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at September 30, 2017, the Company had an unfunded benefit obligation of $2.3 million (December 31, 2016 — $1.7 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors, upon retirement. As at September 30, 2017, the Company had an unfunded benefit obligation of $0.7 million (December 31, 2016 — $0.6 million).

In September 2016, the Company entered into a new employment agreement with Greg Foster, CEO of IMAX Entertainment and Senior Executive Vice President of the Company, which provides for an employment term from July 2, 2016 through July 2, 2019. Under the agreement, the Company agreed to create a deferred compensation retirement plan (the “Retirement Plan”) covering Mr. Foster, and to make a total contribution of $3.2 million over the three-year employment term. The Retirement Plan is subject to a vesting schedule based on continued employment with the Company, such that 25% will vest July 2019; 50% will vest July 2022; 75% will vest July 2025; and Mr. Foster will be 100% vested in July 2027. As at September 30, 2017, the Company had an unfunded benefit obligation recorded of $0.8 million (December 31, 2016 — $0.5 million).

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

The Company’s subsidiaries, IMAX (Shanghai) Multimedia Technology Co., Ltd. and IMAX (Shanghai) Theatre Technology Services Co. Ltd., held approximately 261.0 million Renminbi ($39.3 million U.S dollars) in cash and cash equivalents in the PRC as at September 30, 2017 (December 31, 2016 — 218.2 million Renminbi or $31.5 million U.S. dollars) and are required to transact locally in Renminbi. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administrative of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the China government are beyond the control of the Company, however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements.

For the three and nine months ended September 30, 2017, the Company recorded a foreign exchange gain of $0.5 million and a gain of $0.7 million as compared to a foreign exchange loss of $0.2 million and a loss of $0.1 million for the three and nine months ended September 30, 2016, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2017, 2018 and 2019. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statements of operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. All foreign currency forward contracts held by the Company as at September 30, 2017, are designated and qualify as foreign currency cash flow hedging instruments. For foreign currency cash flow hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statements of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statements of operations. The notional value of foreign currency cash flow hedging instruments at September 30, 2017 was $35.1 million (December 31, 2016 — $37.8 million). A gain of $1.4 million and $2.5 million was recorded to Other Comprehensive Income with respect to the change in fair value of these contracts for the three and nine months ended September 30, 2017, respectively (2016 — loss of $0.3 million and a gain of $1.9 million, respectively). A gain of $0.7 million and $0.5 million was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses for the three and nine months ended September 30, 2017 (2016 — loss of $0.6 million and a loss of $2.6 million, respectively). The Company’s estimated net amount of the existing gains as at September 30, 2017 is $1.1 million, which is expected to be reclassified to earnings within the next twelve months. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At September 30, 2017, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros translated into U.S. dollars was $102.4 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2017, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $10.2 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at September 30, 2017, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at September 30, 2017, the Company had not drawn down on its Credit Facility (December 31, 2016 — $nil).

As at September 30, 2017, the Company had drawn down $26.2 million on its Playa Vista Loan (December 31, 2016 — $27.7 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in the LIBOR. The Company had variable rate debt instruments representing 10.3% and 12.0% of its total liabilities at September 30, 2017 and December 31, 2016, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at September 30, 2017.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at September 30, 2017 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company recently implemented a cost reduction plan that includes staff reductions and the consolidation of certain leased facilities. As part of its cost reduction plan, the Company eliminated approximately 100 full-time positions, including positions at IMAX China Holding, Inc., equal to roughly 14% of the Company’s full-time global workforce. Although the Company expects the restructuring plan to result in cost savings aimed at increasing profitability, operating leverage and free cash flow, there can be no assurances that these benefits will be realized. If the Company does not achieve projected savings as a result of these initiatives, or incurs higher than expected or unanticipated costs in implementing these initiatives, its business, financial condition or results of operations could be adversely impacted.

Item 6.	Exhibits

Exhibit No.	Description

10.43	Amendment No. 1 to Nonqualified Retirement Plan Agreement, dated September 27, 2017, between IMAX Corporation and Greg Foster.

10.44	Split-Dollar Agreement, dated July 1, 2017, between IMAX Corporation and Greg Foster.

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated October 26, 2017, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated October 26, 2017, by Patrick McClymont.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated October 26, 2017, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated October 26, 2017, by Patrick McClymont.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: October 26, 2017	By:	/s/ PATRICK MCCLYMONT
Patrick McClymont
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: October 26, 2017	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)