Form 10-K
period 2017-12-31
IMAX CORP
filed 2018-02-27
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on June 30, 2017 was $1,219.7 million.

As of January 31, 2018, there were 64,902,201 common shares of the registrant outstanding.

Document Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed within 120 days of the close of IMAX Corporation’s fiscal year ended December 31, 2017, with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and the annual meeting of the stockholders of the registrant (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K to the extent described therein.

IMAX CORPORATION

December 31, 2017

IMAX CORPORATION

EXCHANGE RATE DATA

Unless otherwise indicated, all dollar amounts in this document are expressed in United States (“U.S.”) dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Bank of Canada (the “Noon Buying Rate”). Such rates quoted are the number of U.S. dollars per one Canadian dollar and are the inverse of rates quoted by the Bank of Canada for Canadian dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 2017 was U.S. $0.7971.

	Years Ended December 31,
	2017	2016	2015	2014	2013
Exchange rate at end of period	0.7971	0.7448	0.7225	0.8620	0.9402
Average exchange rate during period	0.7712	0.7558	0.7748	0.9022	0.9713
High exchange rate during period	0.8245	0.7972	0.8527	0.9422	1.0164
Low exchange rate during period	0.7276	0.6854	0.7148	0.8589	0.9348

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this annual report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its consolidated subsidiaries (the “Company”) and expectations regarding the Company’s future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; risks related to the Company’s growth and operations in China; the performance of IMAX DMR films; the signing of theater system agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates; competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks relating to recent consolidation among commercial exhibitors and studios; risks related to new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security; risks related to the Company’s inability to protect the Company’s intellectual property; general economic, market or business conditions; the failure to convert theater system backlog into revenue; changes in laws or regulations; the failure to fully realize the projected cost savings and benefits from the Company’s restructuring initiative; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

GENERAL

The Company, together with its consolidated subsidiaries, is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and as a result, IMAX’s theater network is among the most important and successful theatrical distribution platforms for major event films around the world.

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

IMAX theater systems are based on proprietary and patented technology developed over the course of the Company’s 50-year history. The Company’s customers who purchase, lease or otherwise acquire the IMAX theater systems through joint revenue sharing arrangements are theater exhibitors that operate commercial theaters (particularly multiplexes), museums, science centers, or destination entertainment sites. The Company generally does not own IMAX theaters, but licenses the use of its trademarks along with the sale, lease or contribution of the IMAX theater system. The Company refers to all theaters using the IMAX theater system as “IMAX theaters”.

IMAX theater systems combine:

•	the ability to exhibit content that has undergone IMAX DMR conversion, which results in higher image and sound fidelity than conventional cinema experiences;

•	advanced, high-resolution projectors with specialized equipment and automated theater control systems, which generate significantly more contrast and brightness than conventional theater systems;

•	large screens and proprietary theater geometry, which result in a substantially larger field of view so that the screen extends to the edge of a viewer’s peripheral vision and creates more realistic images;

•	sound system components, which deliver more expansive sound imagery and pinpointed origination of sound to any specific spot in an IMAX theater;

•	specialized theater acoustics, which result in a four-fold reduction in background noise; and

•	a license to the globally recognized IMAX brand.

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

IMAX THEATER NETWORK

The Company believes the IMAX theater network is one of the most extensive premium theater networks in the world with 1,370 theater systems (1,272 commercial multiplex, 12 commercial destination, 86 institutional) operating in 75 countries as at December 31, 2017.

The Company believes that over time its commercial multiplex theater network could grow to approximately 2,855 IMAX theaters worldwide from the 1,272 commercial multiplex IMAX theaters in operation as of December 31, 2017. While the Company continues to grow in the United States and Canada, it believes that the majority of its future growth will come from international markets. As at December 31, 2017, 67.2% of IMAX theater systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 63.7% as at December 31, 2016, and approximately 90.2% of IMAX theater systems in backlog are scheduled to be installed in international markets, compared to 87.8% as at December 31, 2016. Revenues and gross box-office derived from outside the United States and Canada continue to exceed revenues and gross box-office from the United States and Canada.

Greater China continues to be the Company’s second-largest market, measured by revenues, with approximately 33% of overall revenues generated from the Company’s China operations in 2017. As at December 31, 2017, the Company had 544 theaters operating in Greater China and an additional 309 theaters in backlog that are scheduled to be installed in Greater China by 2022. The Company’s backlog in Greater China represents 61.9% of the Company’s current backlog. The Company’s largest single international partnership is in China with Wanda Film, formerly Wanda Cinema Line Corporation (“Wanda”). Wanda’s total commitment to the Company is for 359 theater systems, of which 343 theater systems are under the parties’ joint revenue sharing arrangement.

In 2015, the Company’s subsidiary, IMAX China Holding, Inc. (“IMAX China”), completed an initial public offering of its ordinary shares on the Main Board of the Hong Kong Stock Exchange Limited (the “IMAX China IPO”). Following the IMAX China IPO, the Company continues to indirectly own approximately 67.93% of IMAX China, which remains a consolidated subsidiary of the Company.

PRINCIPAL PRODUCTS AND SERVICES

The Company believes it is the world’s largest designer and manufacturer of specialty premium projection and sound system components for large-format theaters around the world, as well as a significant producer and distributor of large-format films. The Company’s theater systems include specialized IMAX projectors, advanced sound systems and specialty screens.

The Company’s principal products and services are as follows:

•	IMAX DMR: The Digital Re-Mastering of films into the IMAX format for exhibition in the IMAX theater network.

•	IMAX Theater Systems: The provision of IMAX premium theater systems to exhibitor customers.

•	New Business: Original content investments, virtual reality initiatives, IMAX Home Entertainment, and other new business initiatives that are in the development and/or start-up phase.

•	Other: The distribution of documentary films, the provision of film post-production, owning and operating certain IMAX theaters, camera rentals and other miscellaneous items.

These product lines do not reflect the nature and sources of revenue, or the manner in which management reviews financial information. The Company’s segmented information is provided in Item 7 and note 18 to the accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the Fiscal Year ended December 31, 2017 (this “2017 Form 10-K”), which is incorporated by reference into this Item I.

Digital Re-Mastering (IMAX DMR)

The Company has developed a proprietary technology, known as IMAX DMR, to digitally re-master Hollywood films into IMAX digital cinema package format or 15/70-format film for exhibition in IMAX theaters. IMAX DMR digitally enhances the image resolution of motion picture films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known.

The IMAX DMR process involves the following:

•	in certain instances, scanning, at the highest possible resolution, each individual frame of the movie and converting it into a digital image;

•	optimizing the image using proprietary image enhancement tools;

•	enhancing the digital image using techniques such as sharpening, color correction, grain and noise removal and the elimination of unsteadiness and removal of unwanted artifacts;

•	recording the enhanced digital image into an IMAX digital cinema package (“DCP”) format or onto IMAX 15/70-format film; and

•	specially re-mastering the sound track to take full advantage of the unique sound system of IMAX theater systems.

The original soundtrack of a film to be exhibited in the IMAX theater network is re-mastered for the IMAX digital sound systems in connection with the IMAX DMR release. Unlike the soundtracks played in conventional theaters, IMAX re-mastered soundtracks are uncompressed and full fidelity. IMAX sound systems use proprietary loudspeaker systems and proprietary surround sound configurations that ensure every theater seat is in an optimal listening position.

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting select scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio. In addition, the upcoming films Marvel’s Avengers: Infinity War and the Untitled Avengers Sequel are expected to be shot in their entireties using IMAX cameras.

In 2017, 60 films were converted through the IMAX DMR process and released to theaters in the IMAX network by film studios as compared to 51 films in 2016. In addition, in 2017, in conjunction with Marvel and Disney|ABC Television Group, the Company co-produced and exclusively premiered theatrically the television series “Marvel’s Inhumans” in IMAX theaters.

To date, the Company has announced the following 31 DMR titles to be released in 2018 to the IMAX theater network:

•	The Commuter: The IMAX Experience (Lionsgate Entertainment Inc., January 2018);

•	12 Strong: The IMAX Experience (Warner Bros. Pictures, January 2018);

•	Padmaavat: The IMAX Experience (Viacom 18 Motion Pictures and Paramount Pictures, January 2018, India, plus limited Domestic footprint and International markets);

•	Maze Runner: The Death Cure: The IMAX Experience (20th Century Fox, January 2018);

•	Fifty Shades Freed: The IMAX Experience (Universal Pictures, February 2018);

•	Monster Hunt 2: The IMAX Experience (Edko Films, February 2018, China only);

•	Detective Chinatown 2: The IMAX Experience (WanDa Pictures, February 2018, China only);

•	Operation Red Sea: The IMAX Experience (Bona Film Group, February 2018, China only);

•	Marvel’s Black Panther: The IMAX Experience (Walt Disney Studios, February 2018);

•	Red Sparrow: The IMAX Experience (20th Century Fox, March 2018);

•	A Wrinkle in Time: The IMAX Experience (Walt Disney Studios, March 2018);

•	Tomb Raider: The IMAX Experience (Warner Bros. Pictures, March 2018);

•	Pacific Rim Uprising: The IMAX Experience (Warner Bros. Pictures, March 2018);

•	Ready Player One: The IMAX Experience (Warner Bros. Pictures, March 2018);

•	Rampage: The IMAX Experience (Warner Bros. Pictures, April 2018);

•	Avengers: Infinity War: The IMAX Experience (Walt Disney Studios, May 2018, most International markets – April 2018);

•	Deadpool 2: The IMAX Experience (20th Century Fox, May 2018, select markets only);

•	Solo: A Star Wars Story: The IMAX Experience (Walt Disney Studios, May 2018);

•	The Incredibles 2: The IMAX Experience (Walt Disney Studios, June 2018);

•	Jurassic World: Fallen Kingdom: The IMAX Experience (Universal Pictures, June 2018);

•	Ant-Man and the Wasp: The IMAX Experience (Walt Disney Studios, June 2018, US markets - July 2018);

•	Mission Impossible: Fallout: The IMAX Experience (Paramount Pictures, July 2018);

•	The Darkest Minds: The IMAX Experience (20th Century Fox, August 2018);

•	Predator: The IMAX Experience (20th Century Fox, September 2018);

•	Robin Hood: The IMAX Experience (Lionsgate Entertainment Inc., September 2018);

•	Venom: The IMAX Experience (Sony Pictures Entertainment, October 2018);

•	X-Men: Dark Phoenix: The IMAX Experience (20th Century Fox, November 2018);

•	Fantastic Beasts: The Crimes of Grindelwald: The IMAX Experience (Warner Bros. Pictures, November 2018);

•	Ralph Breaks the Internet: Wreck-It-Ralph 2: The IMAX Experience (Walt Disney Studios, December 2018, select markets);

•	Alita: Battle Angel: An IMAX Experience (20th Century Fox, December 2018); and

•	Aquaman: The IMAX Experience (Warner Bros. Pictures, December 2018).

In addition, the Company in conjunction with Panda Productions will be releasing an IMAX original production, Pandas, in April 2018.

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate, and anticipates that the number of IMAX DMR films to be released to the IMAX theater network in 2018 will be similar to the 60 IMAX DMR films released to the IMAX theater network in 2017.

IMAX Systems

The Company’s primary products are its theater systems. The Company’s digital projection systems include a projector that offers superior image quality and stability and a digital theater control system; a digital audio system delivering up to 12,000 watts of sound; a screen with a proprietary coating technology, and, if applicable, 3D glasses cleaning equipment. IMAX’s digital projection system also operates without the need for analog film prints. Traditional IMAX film-based theater systems contain the same components as the digital projection systems but include a rolling loop 15/70-format projector and require the use of analog film prints. Since its introduction in 2008, the vast majority of the Company’s theater sales have been digital systems. Furthermore, a majority of the Company’s existing film-based theater systems have been upgraded, at a cost to the exhibitor, to an IMAX digital system. As part of the arrangement to sell or lease its theater systems, the Company provides extensive advice on theater planning and design and supervision of installation services. Theater systems are also leased or sold with a license for the use of the globally recognized IMAX brand.

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

Revenue from theater business arrangements is recognized at a different time from when cash is collected. See “Critical Accounting Policies” in Item 7 for further discussion on the Company’s revenue recognition policies.

IMAX Theater Backlog and Network

The Company’s sales backlog is as follows:

	December 31, 2017				December 31, 2016
	Number of Systems		Fixed Contractual Dollar Value (in thousands)		Number of Systems		Fixed Contractual Dollar Value (in thousands)
Sales and sales-type lease arrangements	162		$205,001		143		$175,331
Joint revenue sharing arrangements
Hybrid arrangements	121		64,328	(1)	92		48,658	(1)
Traditional arrangements	216		11,942	(1)	263		3,680	(1)

	499	(2)	$281,271		498	(3)	$227,669

(1)	Reflects contractual payments. Future contingent payments are not reflected as these are based on negotiated shares of box office results.
(2)	Includes 32 laser-based digital theater system configurations, including 5 upgrades.
(3)	Includes 20 laser-based digital theater system configurations, including 3 upgrades.

The number of theater systems in the backlog reflects the minimum number of commitments under signed contracts. The dollar value fluctuates depending on the number of new theater system arrangements signed from year to year, which adds to backlog and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated theater. Sales backlog includes initial fees along with the estimated present value of contractual ongoing fees due over the term, however it excludes amounts allocated to maintenance and extended warranty revenues as well as fees (contingent fees) in excess of contractual ongoing fees that may be received in the future.

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

The following chart shows the number of the Company’s theater systems by configuration, opened theater network and backlog as at December 31:

	2017			2016
	Theater Network	Backlog		Theater Network	Backlog
Flat Screen (2D)	5	—		9	—
Dome Screen (2D)	41	—		45	—
IMAX 3D Dome (3D)	2	—		2	—
IMAX 3D GT (3D)	14	—		18	—
IMAX 3D SR (3D)	7	—		9	—
IMAX Digital: Xenon (3D)	1,250	467		1,093	478
IMAX Digital: Laser (3D)	51	32	(1)	39	20	(2)

Total	1,370	499		1,215	498

(1)	Backlog includes five upgrades to laser-based digital theater systems
(2)	Backlog includes three upgrades to laser-based digital theater systems

The Company estimates that it will install approximately 145 new theater systems (excluding upgrades) in 2018. The Company cautions, however, that theater system installations may slip from period to period over the course of the Company’s business, usually for reasons beyond its control.

IMAX theater systems consist of the following configurations:

IMAX Digital: Xenon Theater Systems. The vast majority of the Company’s theater system signings have been for the Company’s proprietary xenon-based digital systems. The Company believes that its xenon-based digital projection system delivers high quality imagery compared with other digital systems. As at December 31, 2017, the Company had installed 1,250 xenon-based digital theater systems and has an additional 467 xenon-based digital theater systems in its backlog.

IMAX Digital: Laser Theater Systems. The Company introduced its laser-based digital projection system at the end of 2014. The Company believes the IMAX laser-based digital projectors present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, and consume less power and last longer than existing digital technology, capable of illuminating the largest screens in the IMAX theater network. As at December 31, 2017, the Company had installed 51 laser-based digital systems. The Company is in the process of developing an updated laser-based projection system, which is targeted primarily for screens in commercial multiplexes.

IMAX Flat Screen and IMAX Dome Theater Systems. IMAX flat screen and IMAX dome systems primarily have been installed in institutions such as museums and science centers. Flat screen IMAX theaters were introduced in 1970, while IMAX dome theaters, which are designed for tilted dome screens, were introduced in 1973. There have been several significant proprietary and patented enhancements to these systems since their introduction. As at December 31, 2017, there were 48 IMAX flat screen and IMAX dome theater systems in the IMAX network, as compared to 56 IMAX flat screen and IMAX dome theater systems as at December 31, 2016. With the introduction of the IMAX digital theater systems, there has been a decrease in the number of IMAX flat screen and IMAX dome theater systems in the network.

IMAX 3D GT and IMAX 3D SR Theater Systems. IMAX 3D theaters utilize a flat screen 3D system, which produces realistic 3D images on an IMAX screen. As at December 31, 2017, there were 21 IMAX 3D GT and IMAX 3D SR theater systems in operation compared to 27 IMAX 3D GT and IMAX 3D SR theater systems in operation as at December 31, 2016. The decrease in the number of 3D GT and 3D SR theater systems is largely attributable to the conversion of existing 3D GT and 3D SR theater systems to IMAX digital theater systems.

New Business Initiatives

The Company is exploring new lines of business outside of its core business, with a focus on alternative location-based entertainment experiences, investments in original content, as well as premium IMAX home entertainment technologies and services.

Virtual Reality

The Company is piloting a comprehensive virtual reality (“VR”) strategy to develop a premium, location-based VR offering that delivers immersive, multi-dimensional experiences, including entertainment content and games, to branded VR centers (“IMAX VR Centers”). Pilot IMAX VR Centers are located in a stand-alone venue and in several multiplexes, and are retrofitted with proprietary VR pods that permit interactive, moveable VR experiences. The Company’s VR initiative is premised on a unique combination of premium content, proprietary design and best-in-class technology.

In January 2017, the Company launched its flagship pilot IMAX VR Center in Los Angeles. Since that time, the Company has opened six pilot IMAX VR Centers (two in New York City, one in Toronto, one in Manchester, England, one in Shanghai, China and one in Bangkok, Thailand.) The Company continues to evaluate its pilot VR strategy based on several factors, including the overall customer experience, pricing models, throughput, types of content featured and differences in geographic areas.

The Company has also established a virtual reality fund (the “VR Fund”) among the Company, its subsidiary IMAX China and other strategic investors. The VR Fund will help finance the creation of interactive VR content experiences over the next three years for use across all VR platforms, including in the pilot IMAX VR Centers. The VR Fund recently helped finance the production of one interactive VR experience, which debuted exclusively in the pilot IMAX VR Centers in November 2017 before being made available to other VR platforms.

Original Content

In 2017, the Company partnered with Marvel Television Inc. (“Marvel”) and Disney|ABC Television Group to co-produce and premiere theatrically the television series “Marvel’s Inhumans” in IMAX theaters. The first two episodes of the series ran worldwide in IMAX theaters for two weeks in September 2017 and subsequently the series premiered on the ABC network in the U.S. and across other networks internationally. As part of the investment, the Company shares in the economics across the venture, including in both the theatrical and television platforms.

The Company continues to believe that the IMAX network serves as a valuable platform to launch and distribute original content, especially during shoulder periods. However, the Company expects that future investments in original content will be less capital intensive to the Company than its investment in “Marvel’s Inhumans”.

The Company has also created two film funds to help finance the production of original content. The Company is forming the IMAX China Film Fund (the “China Film Fund”) with its subsidiary IMAX China Holding Inc. (“IMAX China”), its partner CMC and several other large investors to help fund Mandarin language commercial films. The China Film Fund, which is expected initially to be capitalized with over $80.0 million, will target productions that can leverage the Company’s brand, relationships, technology and release windows in China. The China Film Fund is expected to co-finance approximately 15 Mandarin-language tent-pole films over three years, and will target contributions of between $3.0 million and $7.0 million per film. The China Film Fund will operate under an IMAX China-CMC controlled greenlight committee.

In addition, the Company’s IMAX Original Film Fund (the “Original Film Fund”) was established in 2014 to co-finance a portfolio of 10 original large format films. The Original Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company agreed to contribute $9.0 million to the Original Film Fund over five years starting in 2014 and sees the Original Film Fund as a self-perpetuating vehicle designed to generate a continuous flow of high-quality documentary content. As at December 31, 2017, the Original Film Fund has invested $13.4 million toward the development of original films.

IMAX Home Entertainment Technologies and Services

The Company has also announced home theater initiatives, including a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater system. The joint venture has signed agreements with end users for the sale of more than 170 premium home theater systems, and has signed agreements with distributors for the sale of more than 470 home theater systems. The Company does not intend to invest significant capital into the joint venture going forward, and instead expects any additional funding to be provided through third party capital.

Beyond its premium home theater, the Company has also developed other components of a broader home entertainment platform designed to permit customers to view content on a premium video-on-demand basis in their home theaters.

Other

The Company is also a distributor of large-format films, primarily for its institutional theater partners.

Films produced by the Company are typically financed through third parties, whereby the Company will generally receive a film production fee in exchange for producing the film and a distribution fee for distributing the film. The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. As at December 31, 2017, the Company currently has distribution rights with respect to 46 of such films, which cover such subjects such as space, wildlife, music, history and natural wonders.

Several more recent large-format films that have been distributed by the Company include: A Beautiful Planet, which was released in April 2016 and has grossed over $19.3 million as at the end of 2017; Voyage of Time, which was released in October 2016 and has grossed over $0.5 million as at the end of 2017; Island of Lemurs: Madagascar, which was released in April 2014 and has grossed over $13.8 million as at the end of 2017; Journey to the South Pacific, which was released in 2013 has grossed $13.6 million as at the end of 2017. Large-format films have significantly longer exhibition periods than conventional commercial films and many of the films in the large-format library have remained popular for many decades, including the films SPACE STATION, Hubble 3D and T-REX: Back to the Cretaceous.

The Company also provides film post-production and quality control services for large-format films (whether produced internally or externally), and digital post-production services.

As at December 31, 2017, the Company had two owned and operated IMAX theaters (December 31, 2016 — two owned and operated IMAX theaters). In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to three other theaters. The Company also rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers.

MARKETING AND CUSTOMERS

The Company markets its theater systems through a direct sales force and marketing staff located in offices in Canada, the United States, Greater China, Europe and Asia. In addition, the Company has agreements with consultants, business brokers and real estate professionals to locate potential customers and theater sites for the Company on a commission basis.

The commercial multiplex theater segment of the IMAX theater network is the Company’s largest segment, comprising 1,272 IMAX theaters, or 92.8%, of the 1,370 IMAX theaters open as at December 31, 2017. The Company’s institutional customers include science and natural history museums, zoos, aquaria and other educational and cultural centers. The Company also sells or leases its theater systems to theme parks, private home theaters, tourist destination sites, fairs and expositions (the Commercial Destination segment). At December 31, 2017, approximately 67.2% of all opened IMAX theaters were in locations outside of the United States and Canada.

The following table outlines the breakdown of the theater network by type and geographic location as at December 31:

	2017 Theater Network				2016 Theater Network
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	364	4	35	403	349	5	41	395
Canada	37	2	7	46	37	2	7	46
Greater China(1)	527	—	17	544	407	—	17	424
Asia (excluding Greater China)	100	1	3	104	93	2	3	98
Western Europe	88	4	10	102	76	6	10	92
Russia & the CIS	58	—	—	58	56	—	—	56
Latin America(2)	42	—	12	54	38	—	12	50
Rest of the World	56	1	2	59	51	1	2	54

Total	1,272	12	86	1,370	1,107	16	92	1,215

(1)	Greater China includes the People’s Republic of China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

For information on revenue breakdown by geographic area, see note 18 to the accompanying audited consolidated financial statements in Item 8 of this 2017 Form 10-K. The Company’s foreign operations are subject to certain risks. See “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations sales and future growth prospects” and “Risk Factors – The Company faces risks in connection with the continued expansion of its business in China” in Item 1A. The Company’s largest customers as at December 31, 2017, collectively represent 34.1% of the Company’s network of theaters, 28.5% of the Company’s theater system backlog and 13.2% of revenues.

INDUSTRY OVERVIEW

Competition

The out-of-home entertainment industry is very competitive, and the Company faces a number of competitive challenges. In recent years, for instance, exhibitors and entertainment technology companies have introduced their own branded, large-screen 3D auditoriums or other proprietary theater systems, some of which include laser-based projectors, and in many cases, have marketed those auditoriums or theater systems as having the same quality or attributes as an IMAX theater. The Company believes that all of these alternative formats deliver images and experiences that are inferior to The IMAX Experience.

The Company may continue to face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources to develop and support them. The Company also faces in-home competition from a number of alternative motion picture distribution channels such as home video, pay-per-view, streaming services, video-on-demand, DVD, Internet and syndicated and broadcast television. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including gaming, sporting events, concerts, live theater, social media and restaurants.

The Company believes that its competitive strengths include the value of the IMAX brand name, the premium IMAX consumer experience, the design, quality and historic reliability rate of IMAX theater systems, the return on investment of an IMAX theater, the number and quality of IMAX films that it distributes, the relationships the Company maintains with prominent Hollywood and international filmmakers, a number of whom desire to film portions of their movies with IMAX cameras, the quality of the sound system components included with the IMAX theater, the availability of Hollywood and international event films to IMAX theaters through IMAX DMR technology, consumer loyalty and the level of the Company’s service and maintenance and extended warranty efforts. The Company believes that its laser-based projection system increases further the technological superiority of the consumer experience it delivers. As a result, the Company believes that virtually all of the best performing premium theaters in the world are IMAX theaters.

Exhibitor Consolidation

The Company’s primary customers are commercial multiplex exhibitors. The commercial exhibition industry has undergone significant consolidation in recent years, with Dalian Wanda’s acquisitions of AMC and Hoyts Group in 2012 and 2015, respectively, and AMC’s acquisition of Carmike Cinemas and Odeon & UCI Cinemas Group (“Odeon”), which includes Nordic Cinema Group (“Nordic”), in 2016. The industry continues to consolidate, as evidenced by Cineworld Group’s planned acquisition of Regal Entertainment Group, the Company’s second largest customer.

The Company believes that recent exhibitor consolidation has helped facilitate the growth of the Company’s theater network. The Company has historically enjoyed strong relationships with large commercial exhibitor chains, which have greater capital to purchase, lease or otherwise acquire IMAX theater systems. As larger commercial chains such as AMC have purchased smaller chains, those smaller chains have in turn become part of the IMAX theater network. For instance, following AMC’s acquisition of Odeon and Nordic, the Company and AMC entered into an agreement for 25 new IMAX theater systems across the Odeon and Nordic theater network. This deal represented the largest single European agreement in the Company’s history. The Company believes that continued consolidation could facilitate further signings and other strategic benefits going forward.

However, exhibitor consolidation has also resulted in individual exhibitor chains constituting a material portion of the Company’s revenue and network. Continued industry consolidation (as well as consolidation in the movie studio industry) may present risks to the Company. See “Risk Factors” in Item 1.A of this 2017 Form 10-K.

THE IMAX BRAND

IMAX is a world leader in entertainment technology. The Company relies on its brand to communicate its leadership and singular goal of creating entertainment experiences that exceed all expectations. Top filmmakers and studios use the IMAX brand to message that a film will connect with audiences in unique and extraordinary ways. The IMAX brand is a promise to deliver what today’s movie audiences crave — a memorable, more emotionally engaging, more thrilling and shareable experience. Consumer research conducted in six countries worldwide by a leading third-party research firm shows that the IMAX brand has near universal awareness, creates a special experience and is one of the most differentiated movie-going brands. On a standardized measure of brand equity, the IMAX brand ranged from two to 10 times more powerful than other exhibition and entertainment technology brands. The Company believes that its strong brand equity supports consumers’ predisposition to choose IMAX over competing brands and to pay a premium for The IMAX Experience now and into the future.

RESEARCH AND DEVELOPMENT

The Company believes that it is one of the world’s leading entertainment technology companies with significant proprietary expertise in digital and film-based projection and sound system component design, engineering and imaging technology, particularly in laser-based technology. In recent years, the Company has increased its level of research and development in order to develop laser-based projection systems. The Company rolled out its laser-based projection system at the end of 2014, which is capable of illuminating the largest screens in the Company’s network. The laser-based projection system provides greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. However, the Company has experienced lower than expected margins from the installation of these laser-based projection systems. As a result, over the past several years, the Company has focused its research and development efforts on an updated laser-based projection system, which is targeted primarily for screens in commercial multiplexes.

Recent research and development activity has also focused on the exploration of a comprehensive VR strategy to deliver immersive and interactive experiences to consumers through pilot IMAX VR Centers. The Company also has made progress deploying its proprietary expertise in image technology and 3D technology, as well as its proprietary film content and the IMAX brand, for applications in its in-home entertainment technology initiatives, including its premium home theater system with TCL. The premium home theater system incorporates 4K projection technology, together with security and delivery technology to enable the viewing of current theatrical releases that have been digitally re-mastered with IMAX enhancement technology.

Going forward, the Company plans to continue research and development activity in the future in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors; enhancing the Company’s 2D and 3D image quality; expanding the applicability of the Company’s digital technology; developing IMAX theater systems’ capabilities; and improving the Company’s proprietary tuning system and mastering processes. Furthermore, due to the increasing success major Hollywood filmmakers have experienced with IMAX cameras, the Company has identified the development and manufacture of additional IMAX cameras as an important research and development initiative.

For the years ended December 31, 2017, 2016, and 2015, the Company recorded research and development expenses of $20.9 million, $16.3 million and $12.7 million, respectively. As at December 31, 2017, 81 of the Company’s employees were connected with research and development projects.

MANUFACTURING AND SERVICE

Projector Component Manufacturing

The Company assembles the projector of its theater systems at its office in Mississauga, Ontario, Canada (near Toronto). The Company develops and designs all of the key elements of the proprietary technology involved in this component. Fabrication of a majority of parts and sub-assemblies is subcontracted to a group of carefully pre-qualified third-party suppliers. Manufacture and supply contracts are signed for the delivery of the component on an order-by-order basis. The Company believes its significant suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all parts and sub-assemblies, completes the final assembly and then subjects the projector to comprehensive testing individually and as a system prior to shipment. In 2017, these projectors, including both the Company’s xenon and laser-based projection systems, had reliability rates based on scheduled shows of approximately 99.9%.

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

PATENTS AND TRADEMARKS

The Company’s inventions cover various aspects of its proprietary technology and many of these inventions are protected by Letters of Patent or applications filed throughout the world, most significantly in the United States, Canada, China, Belgium, Japan, France, Germany and the United Kingdom. The subject matter covered by these patents, applications and other licenses encompasses theater design and geometry, electronic circuitry and mechanisms employed in projectors and projection equipment (including 3D projection equipment), a method for synchronizing digital data, a method of generating stereoscopic (3D) imaging data from a monoscopic (2D) source, a process for digitally re-mastering 35mm films into large-format, a method for increasing the dynamic range and contrast of projectors, a method for visibly seaming or superimposing images from multiple projectors and other inventions relating to digital projectors. The Company has secured the exclusive license rights from Kodak to a portfolio of more than 50 patent families covering laser projection technology as well as certain exclusive rights to a broad range of Kodak patents in the field of digital cinema. The Company has been and will continue to be diligent in the protection of its proprietary interests.

As at December 31, 2017, the Company holds 106 patents, has 14 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company’s patents for improvements to the IMAX projection system components expire between 2018 and 2034.

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

EMPLOYEES

The Company had 606 employees as at December 31, 2017, compared to 703 employees as at December 31, 2016. Both employee counts exclude hourly employees at the Company’s owned and operated theaters, virtual reality centers and certain other new business initiatives.

AVAILABLE INFORMATION

The Company makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after such filings have been made with the United States Securities and Exchange Commission (the “SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, as well as obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Reports may be obtained free of charge through the SEC’s website at www.sec.gov and through the Company’s website at www.imax.com or by calling the Company’s Investor Relations Department at 212-821-0100. No information included on the Company’s website shall be deemed included or otherwise incorporated into this 2017 Form 10-K, except where expressly indicated.

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

A significant portion of the Company’s revenues and gross box-office are generated by customers located outside the United States and Canada. Approximately 65%, 62% and 60% of the Company’s revenues were derived outside of the United States and Canada in 2017, 2016 and 2015, respectively. As at December 31, 2017, approximately 90% of IMAX theater systems arrangements in backlog are scheduled to be installed in international markets. The Company’s network currently spans 75 different countries, and the Company expects its international operations to continue to account for an increasingly significant portion of its revenues in the future. There are a number of risks associated with operating in international markets that could negatively affect the Company’s operations, sales and future growth prospects. These risks include:

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

In addition, changes in United States or Canadian foreign policy can present additional risks or uncertainties as the Company continues to expand its international operations.

The Company faces risks in connection with the continued expansion of its business in China.

At present, Greater China is the Company’s second largest market, by revenue. In recent years, the Company’s Greater China operations have accounted for an increasingly significant portion of its overall revenues, with nearly 33% of overall revenues generated from the Company’s China operations in 2017. As at December 31, 2017, the Company had 544 theaters operating in Greater China with an additional 309 theaters in backlog, which represent 61.9% of the Company’s current backlog and which are scheduled to be installed in Greater China by 2022. Of the systems currently scheduled to be installed in Greater China, 47.3% are under joint revenue sharing arrangements, which further increase the Company’s ongoing exposure to box office performance in this market.

The China market faces a number of risks, including changes in laws and regulations, currency fluctuations, increased competition and changes in economic conditions, including the risk of an economic downturn or recession, as well as other conditions that may impact the Company’s exhibitor and studio partners, as well as consumer spending. Adverse developments in any of these areas could impact the Company’s future revenues and cash flows and could cause the Company to fail to achieve anticipated growth. In addition, over the past several years, the growth of screens in Greater China has outpaced IMAX box office growth.

Moreover, certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates both the scope of the Company’s continued expansion in China and the business conducted by it within China. For instance, the Chinese government regulates both the number and timing or terms of Hollywood films released to the China market. The Company cannot provide assurance that the Chinese government will continue to permit the release of IMAX films in China or that the timing or number of IMAX releases will be favorable to the Company. There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. If the Company were unable to navigate China’s regulatory environment, including with respect to its current customs inquiry, or if the Company were unable to enforce its intellectual property or contract rights in China, the Company’s business could be adversely impacted.

The success of the IMAX theater network is directly related to the availability and success of IMAX DMR films for which there can be no guarantee.

An important factor affecting the growth and success of the IMAX theater network is the availability and strategic selection of films for IMAX theaters and the box-office performance of such films. The Company itself produces only a small number of such films and, as a result, the Company relies principally on films produced by third party filmmakers and studios, including both Hollywood and local language features converted into the Company’s large format using the Company’s IMAX DMR technology. In 2017, 60 IMAX DMR films were released by studios to the worldwide IMAX theater network. There is no guarantee that filmmakers and studios will continue to release films to the IMAX theater network, or that the films selected for release to the IMAX theater network will be commercially successful. The Company is directly impacted by the box-office results for the films released to the IMAX network through its joint revenue sharing arrangements as well as through the percentage of the box-office receipts the Company receives from the studios releasing IMAX DMR films, and the Company’s continued ability to secure films, find suitable partners for joint revenue share arrangements and to sell IMAX theater systems also depends on the number and commercial success of films released to its network. The commercial success of films released to IMAX theaters depends on a number of factors outside of the Company’s control, including whether the film receives critical acclaim, the timing of its release, the success of the marketing efforts of the studio releasing the film, consumer preferences and trends in cinema attendance. Moreover, films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and quality of IMAX DMR and IMAX original films released to the IMAX theater network.

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

The Company is unable to predict the pace at which exhibitors will purchase or lease IMAX theater systems or enter into joint revenue sharing arrangements with the Company, or whether any of the Company’s existing exhibitor customers will continue to do any of the foregoing. If exhibitors choose to reduce their levels of expansion, negotiate less favorable economic terms, or decide not to enter into transactions with the Company, the Company’s revenues would not increase at an anticipated rate and motion picture studios may be less willing to convert their films into the Company’s format for exhibition in commercial IMAX theaters. As a result, the Company’s future revenues and cash flows could be adversely affected.

Recent consolidation among commercial exhibitors and studios reduces the breadth of the Company’s customer base, and could result in a narrower market for the Company’s products and reduced negotiating leverage. A deterioration in the Company’s relationship with key partners could materially, adversely affect the Company’s business, financial condition or results of operation. In addition, an adverse economic impact on a significant customer’s business operations could have a corresponding material adverse effect on the Company.

The Company’s primary customers are commercial multiplex exhibitors. The commercial exhibition industry has undergone significant consolidation in recent years, with Dalian Wanda’s acquisitions of AMC and Hoyts Group in 2012 and 2015, respectively, and AMC’s acquisition of Carmike Cinemas and Odeon & UCI Cinemas Group, which includes Nordic Cinema Group, in 2016. The industry continues to consolidate, as evidenced by Cineworld Group’s planned acquisition of Regal Entertainment Group. Exhibitor concentration has resulted in individual exhibitor chains constituting a material portion of the Company’s network and revenue. For instance, Wanda and AMC continue to be the Company’s largest exhibitor customer, representing approximately, 16.4%, 13.5% and 16.0% of the Company’s total revenues in 2017, 2016 and 2015, respectively. Wanda’s current commitment to the Company stands at 359 IMAX theater systems, and Wanda and AMC together represented approximately 40.7% of the commercial network and 30.5% of the Company’s backlog as of December 31, 2017. The share of the Company’s revenue that is generated by Wanda and AMC is expected to continue to grow as the significant number of Wanda theater systems currently in backlog are opened. No assurance can be given that significant customers such as Wanda and/or AMC will continue to purchase theater systems and/or enter into joint revenue sharing arrangements with the Company and if so, whether contractual terms will be affected. If the Company does business with either Wanda and/or AMC or other large exhibitor chains less frequently or on less favorable terms than currently, the Company’s business, financial condition or results of operations may be adversely affected. In addition, an adverse economic impact on a significant customer’s business operations could have a corresponding material adverse effect on the Company.

The Company also receives revenues from studios releasing IMAX DMR films. Hollywood studios have also experienced recent consolidation, as evidenced by Walt Disney Studios’ planned acquisition of certain studio assets from Twenty First Century Fox. Studio consolidation could result in individual studios comprising a greater percentage of the Company’s film slate and overall DMR revenue, and could expose the Company to the same risks described above in connection with exhibitor consolidation.

General political, social and economic conditions can affect the Company’s business by reducing both revenue generated from existing IMAX theater systems and the demand for new IMAX theater systems.

The Company’s success depends in part on general political, social and economic conditions and the willingness of consumers to purchase tickets to IMAX movies. If movie-going becomes less popular globally, the Company’s business could be adversely affected. In addition, the Company’s operations could be adversely affected if consumers’ discretionary income falls as a result of an economic downturn. In recent years, the majority of the Company’s revenue has been directly derived from the box-office revenues of its films. Accordingly, a decline in attendance at commercial IMAX theaters could materially and adversely affect several sources of key revenue streams for the Company.

The Company also depends on the sale and lease of IMAX theater systems to commercial movie exhibitors to generate revenue. Commercial movie exhibitors generate revenues from consumer attendance at their theaters, which depends on the willingness of consumers to visit movie theaters and spend discretionary income at movie theaters. In the event of declining box-office and concession revenues, commercial exhibitors may be less willing to invest capital in new IMAX theaters. In addition, a significant portion of theaters in the Company’s backlog are expected to be installed in newly built multiplexes. An economic downturn could impact developers’ ability to secure financing and complete the buildout of these locations, thereby negatively impacting the Company’s ability to grow its theater network.

The Company may experience adverse effects due to exchange rate fluctuations.

A substantial portion of the Company’s revenues are denominated in U.S. dollars, while a substantial portion of its expenses are denominated in Canadian dollars. The Company also generates revenues in Chinese Yuan Renminbi, Euros and Japanese Yen. While the Company periodically enters into forward contracts to hedge its exposure to exchange rate fluctuations between the U.S. and the Canadian dollar, the Company may not be successful in reducing its exposure to these fluctuations. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. Even in jurisdictions in which the Company does not accept local currency or requires minimum payments in U.S. dollars, significant local currency issues may impact the profitability of the Company’s arrangements for the Company’s customers, which ultimately affect the Company’s ability to negotiate cost-effective arrangements and, therefore, the Company’s results of operations. In addition, because IMAX films generate box-office in 75 different countries, unfavorable exchange rates between applicable local currencies and the U.S. dollar could affect the Company’s reported gross box-office and revenues, further impacting the Company’s results of operations.

The introduction of new, competing products and technologies could harm the Company’s business.

The out-of-home entertainment industry is very competitive, and the Company faces a number of competitive challenges. According to the National Association of Theater Owners, as at December 31, 2017, there were approximately 42,381 conventional-sized screens in North American multiplexes. The Company faces competition both in the form of technological advances in in-home entertainment as well as those within the theater-going experience. In recent years, for instance, exhibitors and entertainment technology companies have introduced their own branded, large-screen 3D auditoriums or other proprietary theater systems, and in many cases have marketed those auditoriums or theater systems as having the same quality or attributes as an IMAX theater. The Company may continue to face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources to develop and support them. If the Company is unable to continue to deliver a premium movie-going experience, or if other technologies surpass those of the Company, the Company may be unable to continue to produce theater systems which are premium to, or differentiated from, other theater systems.

As noted above, the Company faces in-home competition from a number of alternative motion picture distribution channels such as home video, pay-per-view, streaming services, video-on-demand, DVD, Internet and syndicated and broadcast television. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including gaming, sporting events, concerts, live theater, social media and restaurants.

If the Company is unable to continue to produce a differentiated theater experience, consumers may be unwilling to pay the price premiums associated with the cost of IMAX theater tickets and box-office performance of IMAX films may decline. Declining box-office performance of IMAX films could materially and adversely harm the Company’s business and prospects.

Failure to respond adequately or in a timely fashion to changes and advancements in digital technology could negatively affect the Company’s business.

There have been a number of advancements in the digital cinema field in recent years. In order to keep pace with these changes and in order to continue to provide an experience which is premium to and differentiated from conventional cinema experiences, the Company has made, and expects to continue to make, significant investments in digital technology in the form of research and development and the acquisition of third party intellectual property and/or proprietary technology. Recently, the Company has made significant investments in laser technology as part of the development of its next-generation laser-based digital projection system, which it began rolling out to the largest theaters in the IMAX network at the end of 2014. The Company continued research and development throughout 2017 to support the further development of an updated laser-based digital projection system, which is targeted primarily for screens in commercial multiplexes. The process of developing new technologies is inherently uncertain and subject to certain factors that are outside of the Company’s control, including reliance on third party partners and suppliers, and the Company can provide no assurance its investments will result in commercially viable advancements to the Company’s existing products or in commercially successful new products, or that any such advancements or products will improve upon existing technology or will be developed within the timeframe expected.

The Company is undertaking new lines of business and these new business initiatives may not be successful.

The Company is undertaking new lines of business. These initiatives represent new areas of growth for the Company and could include the offering of new products and services that may not be accepted by the market. The Company has recently explored initiatives in the fields of location-based virtual reality, original content and in-home entertainment technology, all of which are intensively competitive businesses and which are dependent on consumer demand, over which the Company has no control. If any new business in which the Company invests or attempts to develop does not progress as planned, the Company may be adversely affected by investment expenses that have not led to the anticipated results, by write-downs of its equity investments, by the distraction of management from its core business or by damage to its brand or reputation.

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

At December 31, 2017, the Company’s sales backlog included 499 theater systems, consisting of 162 systems under sales arrangements and 337 theater systems under joint revenue sharing arrangements. The Company lists signed contracts for theater systems for which revenue has not been recognized as sales backlog prior to the time of revenue recognition. The total value of the sales backlog represents all signed theater system sale or lease agreements that are expected to be recognized as revenue in the future and includes initial fees along with the present value of fixed minimum ongoing fees due over the term, but excludes contingent fees in excess of fixed minimum ongoing fees that might be received in the future and maintenance and extended warranty fees. Notwithstanding the legal obligation to do so, not all of the Company’s customers with which it has signed contracts may accept delivery of theater systems that are included in the Company’s backlog. This could adversely affect the Company’s future revenues and cash flows. In addition, customers with theater system obligations in backlog sometimes request that the Company agree to modify or reduce such obligations, which the Company has agreed to in the past under certain circumstances. Customer requested delays in the installation of theater systems in backlog remain a recurring and unpredictable part of the Company’s business.

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

If the Company’s goodwill or long-lived assets become impaired the Company may be required to record a significant charge to earnings.

Under United States Generally Accepted Accounting Principles (“U.S. GAAP”), the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be qualitatively assessed at least annually and when events or changes in circumstances arise or can be quantitatively tested for impairment. Factors that may be considered a change in circumstances include (but are not limited to) a decline in stock price and market capitalization, declines in future cash flows, and slower growth rates in the Company’s industry. The Company may be required to record a significant charge to earnings in its financial statements during the period in which any impairment of its goodwill or long-lived assets is determined.

Changes in accounting and changes in management’s estimates may affect the Company’s reported earnings and operating income.

U.S. GAAP and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of the Company’s business, such as revenue recognition, film accounting, accounting for pensions and other postretirement benefits, accounting for income taxes, and treatment of goodwill or long-lived assets, are highly complex and involve many subjective judgments. Changes in these rules, their interpretation, management’s estimates, or changes in the Company’s products or business could significantly change its reported future earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations. See “Critical Accounting Policies” in Item 7.

The Company may not fully realize the projected cost savings and benefits from its restructuring initiative.

The Company recently implemented a cost reduction plan that included staff reductions and the consolidation of certain leased facilities. As part of its cost reduction plan, the Company eliminated approximately 100 full-time positions, including positions at IMAX China Holding, Inc., equal to roughly 14% of the Company’s full-time global workforce. Although the Company expects the restructuring plan to result in cost savings aimed at increasing profitability, operating leverage and free cash flow, there can be no assurances that these benefits will be realized to the full extent projected. If the Company does not achieve projected savings as a result of these initiatives, or incurs higher than expected or unanticipated costs in implementing these initiatives, its business, financial condition or results of operations could be adversely impacted.

Enactment of the Tax Act could have a negative effect on the Company or its shareholders.

On December 20, 2017, the U.S. Congress passed the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”), and on December 22, 2017, President Trump signed the Tax Act into law. The Tax Act makes significant changes to the U.S. federal income tax rules applicable to both individuals and entities, including corporations. This tax legislation reduced the U.S. statutory corporate tax rate and made other changes that could have an impact on our overall U.S. federal tax liability in a given period. The tax legislation also included a number of provisions that limit or eliminate various deductions, including interest expense, performance-based compensation for certain executives and the domestic production activities deduction, among others, that could affect the Company’s U.S. federal income tax position. The Company is continuing to evaluate the overall impact of this tax legislation on its operations and U.S. federal income tax position. See Note 9 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 for further discussion of the Tax Act. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which the Company operates, will not materially and adversely affect the effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact the Company’s customers and counterparties or the economy generally may also impact its financial condition and results of operations. There is some uncertainty as to the impact of the Tax Act on the Company or an investment in the Company’s shares. Investors should consult with their tax advisors with respect to the status of U.S. tax reform and its potential effect on an investment in the Company’s securities.

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

The Company’s principal executive offices are located in Mississauga, Ontario, Canada, New York, New York, and Playa Vista, California. The Company’s principal facilities are as follows:

	Operation	Own/Lease	Expiration
Mississauga, Ontario (1)	Headquarters, Administrative, Assembly and Research and Development	Own	N/A
Playa Vista, California (2)	Sales, Marketing, Film Production and Post-Production	Own	N/A
New York, New York	Executive	Lease	2029
Tokyo, Japan	Sales, Marketing and Maintenance	Lease	2018
Shanghai, China	Sales, Marketing, Maintenance and Administrative	Lease	2019
Dublin, Ireland	Sales, Marketing, Administrative and Research and Development	Lease	2026
Moscow, Russia	Sales	Lease	2018
London, United Kingdom	Sales	Lease	2018

(1)	This facility is subject to a charge in favor of Wells Fargo Bank in connection with a secured term and revolving credit facility (see note 11 to the accompanying audited consolidated financial statements in Item 8 of this 2017 Form 10-K ).
(2)	This facility is subject to a charge in favor of Wells Fargo Bank in connection with the Playa Vista Loan (as defined in note 11 to the accompanying audited consolidated financial statements in Item 8 of this 2017 Form 10-K).

The Company believes that its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

Item 3.	Legal Proceedings

See note 13 to the accompanying audited consolidated financial statements in Item 8 of this 2017 Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common shares are listed for trading under the trading symbol “IMAX” on the NYSE. The following table sets forth the range of high and low sales prices per share for the common shares on the NYSE.

	U.S. Dollars
	High	Low
NYSE
Year ended December 31, 2017
Fourth quarter	$26.40	$20.50
Third quarter	$23.20	$17.70
Second quarter	$33.60	$22.00
First quarter	$34.25	$30.75
Year ended December 31, 2016
Fourth quarter	$34.80	$27.95
Third quarter	$34.47	$28.55
Second quarter	$33.50	$27.63
First quarter	$33.92	$25.99

As at January 31, 2018, the Company had approximately 239 registered holders of record of the Company’s common shares.

Over the last two years, the Company has not paid, nor does the Company have any current plans to pay, cash dividends on its common shares. The payment of dividends by the Company is subject to certain restrictions under the terms of the Company’s indebtedness (see note 11 to the accompanying audited consolidated financial statements in Item 8 and “Liquidity and Capital Resources” in Item 7 of this 2017 Form 10-K). The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Equity Compensation Plans

The following table sets forth information regarding the Company’s Equity Compensation Plan as at December 31, 2017:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,077,429	$29.86	4,704,507
Equity compensation plans not approved by security holders	nil	nil	nil

Total	6,077,429	$29.86	4,704,507

Performance Graph

The following graph compares the total cumulative shareholder return for $100 invested on December 31, 2011 (assuming that all dividends were reinvested) in common shares of the Company against the cumulative total return of the NYSE Composite Index, the S&P/TSX Composite Index and the IMAX Peer Group to the end of the most recently completed fiscal year. The IMAX Peer Group consists of TiVo Corporation, World Wrestling Entertainment, Inc., Corus Entertainment Inc., Take-Two Interactive Software, Inc., Dolby Laboratories, Inc., Six Flags Entertainment Corporation, Lions Gate Entertainment Corp. and Cinemark Holdings, Inc.

Issuer Purchases of Equity Securities

In 2017, the Company repurchased 1,736,150 common shares at an average price of $26.57 per share. The repurchases in 2017 exhausted the remaining allowance of $46.1 million under the previously announced $200.0 million share repurchase program, which expired in June 2017. The average carrying value of the stock retired was deducted from common stock and the remaining excess over the average carrying value of stock was charged to accumulated deficit. Since the inception of the prior buyback program, the Company has repurchased 6,697,406 common shares at an average price of $29.86 per share.

On June 12, 2017, the Company announced that its Board of Directors approved a new $200.0 million share repurchase program for shares of the Company’s common stock. The share purchase program expires on June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. There were no share repurchases under the new program in 2017.

The total number of shares repurchased during the year does not include any shares received in the administration of employee share-based compensation plans.

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

	Years Ended December 31,
(In thousands of U.S. dollars, except per share amounts)	2017	2016	2015	2014	2013
Statements of Operations Data:

Revenues	$380,767	$377,334	$373,805	$290,541	$287,937
Costs and expenses applicable to revenues	195,521	174,656	154,517	117,153	123,334

Gross margin	$185,246	$202,678	$219,288	$173,388	$164,603

Net income	$12,518	$39,320	$64,624	$42,169	$44,115

Net income attributable to common shareholders	$2,344	$28,788	$55,844	$39,736	$44,115

Net income per share attributable to common shareholders
Net income per share – basic
Net income per share from continuing operations	$0.04	$0.43	$0.79	$0.57	$0.66
Net income per share from discontinued operations	—	—	—	0.01	—

	$0.04	$0.43	$0.79	$0.58	$0.66

Net income per share – diluted
Net income per share from continuing operations	$0.04	$0.42	$0.78	$0.56	$0.64
Net income per share from discontinued operations	—	—	—	—	—

	$0.04	$0.42	$0.78	$0.56	$0.64

BALANCE SHEET DATA

(in thousands of U.S. dollars)	As at December 31,
	2017	2016	2015	2014	2013
Cash and cash equivalents	$158,725	$204,759	$317,449	$106,503	$29,546
Total assets	$866,612	$857,334	$930,629	$621,106	$481,145
Total bank indebtedness	$25,357	$27,316	$29,276	$4,283	$—
Total shareholders’ equity	$602,257	$621,574	$673,850	$382,775	$319,585

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740)”. The purpose of ASU 2016-16 is to eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments require the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company elected to early adopt ASU 2016-16 during the first quarter of 2017. The impact from the adoption was reflected in the Company’s consolidated financial statements on a modified retrospective basis resulting in an increase to Accumulated deficit of $8.3 million, a decrease to Other assets of $14.8 million, an increase to Deferred taxes of $7.9 million and an increase to Accrued and other liabilities of $1.4 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters”. IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as a result, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. There were 1,370 IMAX theater systems (1,272 commercial multiplexes, 12 commercial destinations, 86 institutional) operating in 75 countries as of December 31, 2017. This compares to 1,215 theater systems (1,107 commercial multiplexes, 16 commercial destinations, 92 institutional) operating in 75 countries as of December 31, 2016.

The Company’s core business consists of:

•	the Digital Re-Mastering (“DMR”) of films into the IMAX format for exhibition in the IMAX theater network in exchange for a certain percentage of contingent box office receipts from both studios and exhibitors; and

•	the provision of IMAX premium theater systems (“IMAX theater systems”) to exhibitor customers through sales, long-term leases or joint revenue sharing arrangements.

IMAX theater systems are based on proprietary and patented technology developed over the course of the Company’s 50-year history and combine:

•	the ability to exhibit content that has undergone IMAX DMR conversion, which results in higher image and sound fidelity than conventional cinema experiences;

•	advanced, high-resolution projectors with specialized equipment and automated theater control systems, which generate significantly more contrast and brightness than conventional theater systems;

•	large screens and proprietary theater geometry, which result in a substantially larger field of view so that the screen extends to the edge of a viewer’s peripheral vision and creates more realistic images;

•	sound system components, which deliver more expansive sound imagery and pinpointed origination of sound to any specific spot in an IMAX theater;

•	specialized theater acoustics, which result in a four-fold reduction in background noise; and

•	a license to the globally recognized IMAX brand.

Together these components cause audiences in IMAX theaters to feel as if they are a part of the on-screen action, creating a more intense, immersive and exciting experience than in a traditional theater.

As a result of the immersiveness and superior image and sound quality of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for IMAX DMR films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX DMR films, generates incremental box office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX theater network. The incremental box office generated by IMAX DMR films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood blockbuster films. The Company released 60 films in 2017, up from 51 films in 2016. The Company expects to release a similar number of IMAX DMR films in 2018 as compared to 2017.

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

The theater business includes fixed revenues that are primarily derived from theater exhibitors through either a sale or sales-type lease arrangement for IMAX theater systems. Sales and sales-type lease arrangements typically require fixed upfront and annual minimum payments. The Company’s theater business also includes fixed revenues that are required under its hybrid theater systems from the joint revenue sharing arrangements segment. In addition, theater exhibitors also pay for associated maintenance, extended warranty services and the provision of aftermarket parts of its system components, and these revenues are included in the theater business.

New business includes revenues from content licensing and distribution fees associated with the Company’s original content investments, virtual reality initiatives, IMAX Home Entertainment, and other new business initiatives that are in the development and/or start-up phase).

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

Network Business: Digital Re-Mastering (IMAX DMR) and Joint Revenue Sharing Arrangements

Digital Re-Mastering (IMAX DMR)

The Company has developed a proprietary technology, known as IMAX DMR, to digitally re-master Hollywood films into IMAX digital cinema package format or 15/70-format film for exhibition in IMAX theaters at a cost that is incurred by the Company. IMAX DMR digitally enhances the image resolution of motion picture films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. In a typical IMAX DMR film arrangement, the Company receives a percentage, which in recent years has averaged approximately 12.5%, of net box office receipts, defined as gross box office receipts less applicable sales taxes, of any commercial films released outside of Greater China in return for converting them to the IMAX DMR format and distributing them through the IMAX theater network. Within Greater China, the Company receives a lower percentage of box office receipts for certain Hollywood films.

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting select scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio. In addition, the upcoming films Marvel’s Avengers: Infinity War and the Untitled Avengers Sequel are expected to be shot in their entireties using IMAX cameras.

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

The Company believes that the growth in international box office remains an important driver of future growth for the Company. During the year ended December 31, 2017, 63.4% of the Company’s gross box office from IMAX DMR films was generated in international markets, as compared to 61.8% in the year ended December 31, 2016. To support continued growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets. During the year ended December 31, 2017, 22 local language IMAX DMR films including 15 in China, three in Russia, three in Japan and one in India were released to the IMAX theater network. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX theater network in the remainder of 2018 and beyond.

In addition, in conjunction with Marvel and Disney|ABC Television Group, the Company co-produced and exclusively premiered theatrically the television series “Marvel’s Inhumans” in IMAX theaters.

To date, the Company has announced the following 31 DMR titles to be released in 2018 to the IMAX theater network:

•	The Commuter: The IMAX Experience (Lionsgate Entertainment Inc., January 2018);

•	12 Strong: The IMAX Experience (Warner Bros. Pictures, January 2018);

•	Padmaavat: The IMAX Experience (Viacom 18 Motion Pictures and Paramount Pictures, January 2018, India, plus limited Domestic footprint and International markets);

•	Maze Runner: The Death Cure: The IMAX Experience (20th Century Fox, January 2018);

•	Fifty Shades Freed: The IMAX Experience (Universal Pictures, February 2018);

•	Monster Hunt 2: The IMAX Experience (Edko Films, February 2018, China only);

•	Detective Chinatown 2: The IMAX Experience (WanDa Pictures, February 2018, China only);

•	Operation Red Sea: The IMAX Experience (Bona Film Group, February 2018, China only);

•	Marvel’s Black Panther: The IMAX Experience (Walt Disney Studios, February 2018);

•	Red Sparrow: The IMAX Experience (20th Century Fox, March 2018);

•	A Wrinkle in Time: The IMAX Experience (Walt Disney Studios, March 2018);

•	Tomb Raider: The IMAX Experience (Warner Bros. Pictures, March 2018);

•	Pacific Rim Uprising: The IMAX Experience (Warner Bros. Pictures, March 2018);

•	Ready Player One: The IMAX Experience (Warner Bros. Pictures, March 2018);

•	Rampage: The IMAX Experience (Warner Bros. Pictures, April 2018);

•	Avengers: Infinity War: The IMAX Experience (Walt Disney Studios, May 2018, most International markets – April 2018);

•	Deadpool 2: The IMAX Experience (20th Century Fox, May 2018, select markets only);

•	Solo: A Star Wars Story: The IMAX Experience (Walt Disney Studios, May 2018);

•	The Incredibles 2: The IMAX Experience (Walt Disney Studios, June 2018);

•	Jurassic World: Fallen Kingdom: The IMAX Experience (Universal Pictures, June 2018);

•	Ant-Man and the Wasp: The IMAX Experience (Walt Disney Studios, June 2018, US markets - July 2018);

•	Mission Impossible: Fallout: The IMAX Experience (Paramount Pictures, July 2018);

•	The Darkest Minds: The IMAX Experience (20th Century Fox, August 2018);

•	Predator: The IMAX Experience (20th Century Fox, September 2018);

•	Robin Hood: The IMAX Experience (Lionsgate Entertainment Inc., September 2018);

•	Venom: The IMAX Experience (Sony Pictures Entertainment, October 2018);

•	X-Men: Dark Phoenix: The IMAX Experience (20th Century Fox, November 2018);

•	Fantastic Beasts: The Crimes of Grindelwald: The IMAX Experience (Warner Bros. Pictures, November 2018);

•	Ralph Breaks the Internet: Wreck-It-Ralph 2: The IMAX Experience (Walt Disney Studios, December 2018, select markets);

•	Alita: Battle Angel: An IMAX Experience (20th Century Fox, December 2018); and

•	Aquaman: The IMAX Experience (Warner Bros. Pictures, December 2018).

In addition, the Company in conjunction with Panda Productions will be releasing an IMAX original production, Pandas, in April 2018.

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

Under a traditional joint revenue sharing arrangement, the Company provides an IMAX theater system to a customer in return for a portion of the customer’s IMAX box office receipts and, in some cases, concession revenues, rather than requiring the customer to pay a fixed upfront payment or annual minimum payments, as would be required under a sales or sales-type lease arrangement (which is discussed below under “Theater Business”). Payments, which are based on box office receipts, are required throughout the term of the arrangement and are due either monthly or quarterly. Certain maintenance and extended warranty services are provided to the customer for a separate fixed annual fee. The Company retains title to the theater system equipment components, and the equipment is returned to the Company at the conclusion of the arrangement.

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

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box office. The Company funds its joint revenue sharing arrangements through cash flows from operations. As at December 31, 2017, the Company had 747 theaters in operation under joint revenue sharing arrangements, a 16.7% increase as compared to the 640 joint revenue sharing arrangements open as at December 31, 2016. The Company also had contracts in backlog for an additional 337 theaters under joint revenue sharing arrangements as at December 31, 2017.

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

IMAX Systems – Contingent Rent

The Company’s sales and sales type lease arrangements include contingent rent in excess of fixed minimum ongoing payments. This contingent rent, which is included in the Company’s network business operations, is recognized after the fixed minimum amount per annum is exceeded as driven by box office performance. Contingent payments in excess of fixed minimum ongoing payments of sales or sales type lease arrangements are recognized as revenue when reported by theater operators, provided collectability is reasonably assured. In addition, contingent rent includes amounts realized for changes in rent and maintenance payments which are indexed to a local consumer price index.

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

Revenue from theater business arrangements is recognized at a different time from when cash is collected. See “Critical Accounting Policies” in Item 1 of the Company’s Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) for further discussion on the Company’s revenue recognition policies.

New Business

The Company is exploring new lines of business outside of its core business, with a focus on investments in alternative location-based entertainment experiences, original content, as well as premium IMAX home entertainment technologies and services.

Virtual Reality

The Company is piloting a comprehensive virtual reality (“VR”) strategy to develop a premium, location-based VR offering to deliver immersive, multi-dimensional experiences, including entertainment content and games, to branded VR centers (“IMAX VR Centers”). Pilot IMAX VR Centers are located in a stand-alone venue and in several multiplexes and are retrofitted with proprietary VR pods that permit interactive, moveable VR experiences. The Company’s VR initiative is premised on a unique combination of premium content, proprietary design and best-in-class technology.

In January 2017, the Company launched its flagship pilot IMAX VR Center in Los Angeles. Since that time, the Company has opened six pilot IMAX VR Centers (two in New York City, one in Toronto, one in Manchester, England, one in Shanghai, China and one in Bangkok, Thailand). The Company continues to evaluate its pilot VR strategy based on several factors including the overall customer experience, pricing models, throughput, types of content featured and differences in geographic areas.

The Company also has a virtual reality fund (the “VR Fund”) among the Company, its subsidiary IMAX China and other strategic investors. The VR Fund will help finance the creation of interactive VR content experiences over the next three years for use across all VR platforms, including in the pilot IMAX VR Centers. The VR Fund recently helped finance the production of one interactive VR experience, which debuted exclusively in the pilot IMAX VR Centers in November 2017 before being made available to other VR platforms.

Original Content

In 2017, the Company partnered with Marvel Television Inc. (“Marvel”) and Disney|ABC Television Group to co-produce and premiere theatrically the television series “Marvel’s Inhumans” in IMAX theaters. The first two episodes of the series ran worldwide in IMAX theaters for two weeks in September 2017 and subsequently the series premiered on the ABC network in the U.S. and across other networks internationally. As part of the investment, the Company shares in the economics across the venture, including in both the theatrical and television platforms. This agreement marks the first time a live-action television series has debuted in this manner, and the first time the Company has an economic interest in a television property.

The Company continues to believe that the IMAX network serves as a valuable platform to launch and distribute original content, especially during shoulder periods. However, the Company expects that future investments in original content will be less capital intensive to the Company than its investment in “Marvel’s Inhumans”.

The Company has also created two film funds to help finance the production of original content. The Company is forming the IMAX China Film Fund (the “China Film Fund”) with its subsidiary IMAX China Holding Inc. (“IMAX China”), its partner CMC and several other large investors to help fund Mandarin language commercial films. The China Film Fund, which is expected initially to be capitalized with over $80.0 million, will target productions that can leverage the Company’s brand, relationships, technology and release windows in China. The China Film Fund is expected to co-finance approximately 15 Mandarin-language tent-pole films over three years, and will target contributions of between $3.0 million and $7.0 million per film. The China Film Fund will operate under an IMAX China-CMC controlled greenlight committee.

In addition, the Company’s IMAX Original Film Fund (the “Original Film Fund”) was established in 2014 to co-finance a portfolio of 10 original large format films. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company agreed to contribute $9.0 million to the Original Film Fund over five years starting in 2014 and sees the Original Film Fund as a self-perpetuating vehicle designed to generate a continuous flow of high-quality documentary content. As at December 31, 2017, the Original Film Fund has invested $13.4 million toward the development of original films.

IMAX Home Entertainment Technologies and Services

The Company has also announced home theater initiatives, including a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater system. The joint venture has signed agreements with end users for the sale of more than 170 premium home theater systems, and has signed agreements with distributors for the sale of more than 470 home theater systems. The Company does not intend to invest significant capital into the joint venture going forward, and instead expects any additional funding to be provided through third party capital.

Beyond its premium home theater, the Company has also developed other components of a broader home entertainment platform designed to permit customers to view content on a premium video-on-demand basis in their home theaters.

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

The Company derives a small portion of its revenues from other sources. As at December 31, 2017, the Company had two owned and operated IMAX theaters (December 31, 2016 — two owned and operated IMAX theaters). In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to three other theaters. The Company also rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers.

IMAX Theater Network and Backlog

IMAX Theater Network

The following table outlines the breakdown of the IMAX theater network by type and geographic location as at December 31:

	2017 Theater Network				2016 Theater Network
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	364	4	35	403	349	5	41	395
Canada	37	2	7	46	37	2	7	46
Greater China(1)	527	—	17	544	407	—	17	424
Asia (excluding Greater China)	100	1	3	104	93	2	3	98
Western Europe	88	4	10	102	76	6	10	92
Russia & the CIS	58	—	—	58	56	—	—	56
Latin America(2)	42	—	12	54	38	—	12	50
Rest of the World	56	1	2	59	51	1	2	54

Total	1,272	12	86	1,370	1,107	16	92	1,215

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

The Company believes that over time its commercial multiplex theater network could grow to approximately 2,855 IMAX theaters worldwide from 1,272 commercial multiplex IMAX theaters operating as of December 31, 2017. The Company believes that the majority of its future growth will come from international markets. As at December 31, 2017, 67.2% of IMAX theater systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 63.7% as at December 31, 2016. Revenues and gross box office derived from outside the United States and Canada continue to exceed revenues and gross box office from the United States and Canada. Risks associated with the Company’s international business are outlined in Risk Factors – “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of Part I of this 2017 Form 10-K.

Greater China continues to be the Company’s second largest market, measured by revenues, with approximately 33% of overall revenues generated from the Company’s China operations in 2017. As at December 31, 2017, the Company had 544 theaters operating in Greater China with an additional 309 theaters in backlog that are scheduled to be installed in Greater China by 2022. The Company’s backlog in Greater China represents 61.9% of the Company’s current backlog. The Company’s largest single international partnership is in China with Wanda Film, formerly Wanda Cinema Line Corporation (“Wanda”). Wanda’s total, commitment to the Company is for 359 theater systems in Greater China (of which 343 theater systems are under the parties’ joint revenue sharing arrangement). See Risk Factors – “The Company faces risks in connection with the continued expansion of its business in China” in Item 1A of Part I of this 2017 Form 10-K.

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at December 31

	2017
	IMAX Commercial Multiplex Theater Network
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Sales- type lease	Total
Domestic Total (United States & Canada)	273	4	277	124	401

International:
Greater China	260	80	340	187	527
Asia (excluding Greater China)	35	23	58	42	100
Western Europe	31	24	55	33	88
Russia & the CIS	—	—	—	58	58
Latin America	—	—	—	42	42
Rest of the World	14	3	17	39	56

International Total	340	130	470	401	871

Worldwide Total	613	134	747	525	1,272

	2016
	IMAX Commercial Multiplex Theater Network
	JRSA	Hybrid JRSA	Total JRSA	Sale / Sales- type lease	Total
Domestic Total (United States & Canada)	262	4	266	120	386

International:
Greater China	195	66	261	146	407
Asia (excluding Greater China)	34	20	54	39	93
Western Europe	21	23	44	32	76
Russia & the CIS	—	—	—	56	56
Latin America	—	—	—	38	38
Rest of the World	13	2	15	36	51

International Total	263	111	374	347	721

Worldwide Total	525	115	640	467	1,107

As at December 31, 2017, 277 (2016 – 266) of the 747 (2016 – 640) theaters under joint revenue sharing arrangements in operation, or 37.1% (2016 – 41.6%) were located in the United States and Canada, with the remaining 470 (2016 – 374) or 62.9% (2016 – 58.4%) of arrangements being located in international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	December 31, 2017				December 31, 2016
	Number of Systems		Fixed Contractual Dollar Value (in thousands)		Number of Systems		Fixed Contractual Dollar Value (in thousands)
Sales and sales-type lease arrangements	162		$205,001		143		$175,331
Joint revenue sharing arrangements
Hybrid arrangements	121		64,328	(1)	92		48,658	(1)
Traditional arrangements	216		11,942	(1)	263		3,680	(1)

	499	(2)	$281,271		498	(3)	$227,669

(1)	Reflects contractual payments. Future contingent payments are not reflected as these are based on negotiated shares of box office results.
(2)	Includes 32 laser-based digital theater system configurations, including 5 upgrades.
(3)	Includes 20 laser-based digital theater system configurations, including 3 upgrades.

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

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at December 31:

	2017
	IMAX Theater Backlog
	JRSA	Hybrid JRSA	Total JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	37	3	40	9	49

International:
Greater China	134	102	236	73	309
Asia (excluding Greater China)	6	11	17	20	37
Western Europe	33	4	37	8	45
Latin America	—	—	—	17	17
Rest of the World	6	1	7	35	42

International Total	179	118	297	153	450

Worldwide Total	216	121	337	162	499

	2016
	IMAX Theater Backlog
	JRSA	Hybrid JRSA	Total JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	48	3	51	10	61

International:
Greater China	199	76	275	59	334
Asia (excluding Greater China)	4	8	12	20	32
Western Europe	7	5	12	6	18
Russia & the CIS	—	—	—	18	18
Latin America	—	—	—	15	15
Rest of the World	5	—	5	15	20

International Total	215	89	304	133	437

Worldwide Total	263	92	355	143	498

Approximately 90.2% of IMAX theater system arrangements in backlog as at December 31, 2017 are scheduled to be installed in international markets (2016 – 87.8%).

Signings and Installations

The following reflects the Company’s theater system signings and installations:

	Years Ended December 31,
	2017		2016
Theater System Signings:
Full new sales and sales-type lease arrangements	85		61
New traditional joint revenue sharing arrangements	35		246
New hybrid joint revenue sharing arrangements	50		7

Total new theaters	170		314
Upgrades of IMAX theater systems	7		5

Total theater signings	177		319

	Years Ended December 31,
	2017		2016
Theater System Installations:
Full new sales and sales-type lease arrangements	60		56	(1)
New traditional joint revenue sharing arrangements	86		76
New hybrid joint revenue sharing arrangements	19		33
Short-term operating lease arrangement	—		1

Total new theaters	165		166
Upgrades of IMAX theater systems	5	(2)	16	(2)(3)

Total theater installations	170		182

(1)	Includes one used theater system.
(2)	Includes four laser-based digital systems under sales and sales-type lease arrangements and one under a traditional joint revenue sharing agreement (2016 – 12 laser-based digital systems under sales and sales-type lease arrangements and two under traditional joint revenue sharing arrangements).
(3)	Includes two installations of an upgrade to a xenon-based digital system under sales arrangements.

The Company anticipates that it will install approximately 145 new theater systems (excluding upgrades) in 2018. The Company cautions, however, that theater system installations may slip from period to period over the course of the Company’s business, usually for reasons beyond its control.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company prepares its consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

The preparation of these consolidated financial statements requires management to make estimates and judgments under its accounting policies that affect the financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes.

Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in note 2 to its audited consolidated financial statements in Item 8 of the Company’s Annual Report for the Fiscal Year ended December 31, 2017 (this “2017 Form 10-K”). Management considers an accounting policy to be critical if it is important to its financial condition and results, and requires significant judgments and estimates.

The Company considers the following significant estimates, assumptions and judgments to have the most significant effect on its results:

Revenue Recognition

Application of the various accounting principles under U.S. GAAP related to the measurement and recognition of revenue requires the Company to make judgments and estimates. Contract arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. The Company believes that revenue recognition is critical for its financial statements because consolidated net income is directly affected by the timing of revenue recognition

Multiple Element Arrangements

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

The Company uses vendor-specific objective evidence of selling price (VSOE) when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. VSOE is established for the Company’s System Deliverable, maintenance and extended warranty services and film license arrangements. The Company uses a best estimate of selling price (BESP) for units of accounting that do not have VSOE or third-party evidence of selling price. The Company determines BESP for a deliverable by considering multiple factors including the Company’s historical pricing practices, product class, market competition and geography.

Revenue allocated to the System Deliverable is recognized in accordance with the Revenue Recognition Topic of the FASB ASC, when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed, and (iv) the earlier of (a) receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater, provided there is persuasive evidence of an arrangement, the price is fixed or determinable and collectability is reasonably assured.

The initial revenue recognized consists of the initial payments received and the present value of any future initial payments and fixed minimum ongoing payments that have been attributed to this unit of accounting. Contingent payments in excess of the fixed minimum ongoing payments are recognized when reported by theater operators, provided collectability is reasonably assured.

The Company has also agreed, on occasion, to sell equipment under lease or at the end of a lease term. Consideration agreed to for these lease buyouts is included in revenues from equipment and product sales, when persuasive evidence of an arrangement exists, the fees are fixed or determinable, collectability is reasonably assured and title to the theater system passes from the Company to the customer.

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

Revenues from digitally re-mastering (IMAX DMR) films where third parties own or hold the copyrights and the rights to distribute the film are derived in the form of processing fees and recoupments calculated as a percentage of box-office receipts generated from the re-mastered films. Processing fees are recognized as Service revenues when the performance of the related re-mastering service is completed, provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectability is reasonably assured. Recoupments, calculated as a percentage of box-office receipts, are recognized as Services revenues when box-office receipts are reported by the third party that owns or holds the related film rights, provided collectability is reasonably assured.

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

Allowances for Accounts Receivable and Financing Receivables

Allowances for doubtful accounts receivable are based on the Company’s assessment of the collectability of specific customer balances, which is based upon a review of the customer’s credit worthiness, past collection history and the underlying asset value of the equipment, where applicable. Interest on overdue accounts receivable is recognized as income as the amounts are collected.

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

These provisions are adjusted when there is a significant change in the amount or timing of the expected future cash flows or when actual cash flows differ from cash flow previously expected. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. Changes in the underlying financial condition of its customers could result in a material impact on the Company’s consolidated results of operation and financial position.

Inventories

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

Pension Plan Assumptions

The Company’s pension plan obligations and related costs are calculated using actuarial concepts, within the framework of the Compensation – Retirement Benefits Topic of the FASB ASC. A critical assumption to this accounting is the discount rate. The Company evaluates this critical assumption annually or when otherwise required to by accounting standards. Other assumptions include factors such as expected retirement date, mortality rate, rate of compensation increase, and estimates of inflation.

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

The discount rate used is a key assumption in the determination of the pension benefit obligation and expense. A 1.0% change in the discount rate used would result in a $2.2 million reduction or a $2.6 million increase in the pension benefit obligation with a corresponding benefit or charge recognized in other comprehensive income in the year.

Deferred Tax Asset Valuation

As at December 31, 2017, the Company had net deferred income tax assets of $30.7 million. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historical operating results, projected future operating results, reversing temporary differences, contracted sales backlog at December 31, 2017, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies.

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

Impact of Recently Issued Accounting Pronouncements

Please see note 3 to the audited consolidated financial statements in Item 8 of this Company’s 2017 Form 10-K for information regarding the Company’s recent changes in accounting policies and recently issued accounting pronouncements impacting the Company.

ASSET IMPAIRMENTS AND OTHER CHARGES (RECOVERIES)

The following table identifies the Company’s charges (recoveries) relating to the impairment of assets:

	Years Ended December 31,
(in thousands of U.S. dollars)	2017	2016	2015
Asset impairments
Property, plant and equipment	$3,966	$223	$405
Impairment of investments and loans	1,225	194	425
Film assets	17,363	3,020	—
Other assets	2,533	—	—
Other charges (recoveries):
Accounts receivable	1,967	1,029	677
Financing receivables	680	(75)	75
Inventories	500	458	572
Other assets	47	—	—
Property, plant and equipment	1,224	885	1,485
Other intangible assets	63	206	86

Total asset impairments and other charges	$29,568	$5,940	$3,725

Asset Impairments

As a result of the Company’s restructuring activities in June 2017, certain long-lived assets were deemed to be impaired as the Company’s exit from certain activities limited the future revenue associated with these assets. The Company recognized property, plant and equipment charges of $3.7 million, film impairment charges of $0.3 million and other asset charges of $1.5 million. Additional details of the Company’s restructuring activities are discussed in note 22 to its audited consolidated financial statements in Item 8 of this 2017 Form 10-K.

The Company records asset impairment charges for property, plant and equipment after an assessment of the carrying value of certain asset groups in light of their future expected cash flows. During 2017, the Company recorded asset impairment charges of $0.3 million

(2016 — $0.2 million; 2015 — $0.4 million) as the Company recognized that the carrying values for the assets exceeded the expected undiscounted future cash flows.

In 2017, the Company identified and wrote-off $1.2 million related to a certain loan that is no longer considered collectible. No such charge was recognized in the years ended December 31, 2016 and 2015, respectively.

The Company recognized a $0.2 million other-than-temporary impairment of its investments in 2016 as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost (2015 — $0.4 million). No such charge was recorded in the year ended December 31, 2017.

The Company recognized an impairment on its episodic content assets, within film assets, of $11.7 million as a result of lower than anticipated revenue generated for the “Marvel’s Inhumans” television series’ first season. No such charge was recorded in the years ended December 31, 2016 and 2015, respectively.

The Company reviewed the carrying value of certain documentary film assets as a result of lower than expected revenue being generated during the period and revised expectations for future revenues based on the latest information available. An impairment of $5.3 million was recorded based on the carrying value of these documentary films as compared to the related estimated future box office and revenues that would ultimately be generated by these films (2016 — $3.0 million; 2015 — $nil).

In 2017, the VR Fund helped finance the production of one interactive VR experience. Due to the weaker than expected performance at the VR Centers, the Company recognized a $1.0 million impairment of the VR content asset. The VR fund is consolidated by the Company and has a third party non-controlling interest. The Company’s share of this impairment after non-controlling interest is $0.4 million.

Other Charges (Recoveries)

The Company recorded a net provision of $2.0 million in 2017 (2016 — $1.0 million; 2015 —$0.7 million) in accounts receivable based on the Company’s ongoing assessment of the collectability of specific customer balances. The higher charge in 2017 is primarily resulting from the deterioration in the financial condition of certain theater exhibitors and studios.

In 2017, the Company recorded a net provision of $0.7 million in financing receivables (2016 — net recovery of $0.1 million; 2015 — net provision of $0.1 million). Provisions of the Company’s financing receivables is recorded when the collectability associated with certain financing receivables is uncertain. These provisions are adjusted when there is a significant change in the amount or timing of the expected future cash flows or when actual cash flows differ from cash flows previously expected.

The Company recorded an $0.5 million provision (2016 — $0.5 million; 2015 — $0.6 million) in costs and expenses applicable to revenues due to a reduction in the net realizable value of its inventories. These charges primarily resulted from a reduction in the net realizable value of its theater system equipment inventories and certain service part inventories due to normal operational activity.

In 2017, the Company recorded a charge of $1.2 million (2016 — $0.3 million; 2015 — $0.4 million) reflecting property, plant and equipment that were no longer in use. In 2016, the Company also recorded a charge of $0.6 million (2015 — $0.6 million) in cost of sales applicable to Equipment and product sales upon the upgrade of xenon-based digital systems under operating lease arrangements to laser-based digital systems under sales or sales-type lease arrangements. No such charge was recorded in the year ended December 31, 2017. In addition, in 2015, the Company recorded a charge of $0.5 million in cost of sales applicable to Rentals upon the upgrade of certain xenon-based digital systems to laser-based digital systems operating under joint revenue sharing arrangements. No such charge was recorded for the year ended December 31, 2017 and 2016, respectively.

In 2017, the Company recorded a charge of $0.1 million (2016 — $0.2 million; 2015 — $0.1 million) reflecting other intangible assets that were no longer in use.

As of December 31, 2017, the Company can determine a reasonable estimate of the effects of U.S. tax reform and is recording that estimate as a provisional amount. The provisional re-measurement of the deferred tax assets and liabilities resulted in a $9.3 million discrete tax provision which increased the effective tax rate by 31.1% for the year. See “Results of Operations” in Item 7 and note 9 to the audited consolidated financial statements in Item 8 of this Company’s 2017 Form 10-K for further discussion.

NON-GAAP FINANCIAL MEASURES

In this report, the Company presents certain data which are not recognized under U.S. GAAP and are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission rules. Specifically, the Company presents the following non-GAAP financial measures as supplemental measures of its performance:

•	Adjusted net income;

•	Adjusted net income per diluted share;

•	Adjusted net income attributable to common shareholders;

•	Adjusted net income attributable to common shareholders per diluted share; and

•	EBITDA, adjusted EBITDA per Credit Facility and adjusted EBITDA per Credit Facility excluding “Marvel’s Inhumans”.

The Company presents adjusted net income and adjusted net income per diluted share, which excludes stock-based compensation and non- recurring exit costs, restructuring charges and associated impairments, the related tax impact of these adjustments and a tax charge resulting from the enactment of the U.S. Tax Act, because it believes that they are important supplemental measures of the Company’s comparable controllable operating performance. Although stock-based compensation is an important aspect of the Company’s employee and executive compensation packages, it is mostly a non-cash expense and is excluded from certain internal business performance measures, and the Company wants to ensure that its investors fully understand the impact of its stock-based compensation (net of any related tax impact) and non-recurring charges on net income.

In addition, the Company presents adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share because it believes that they are important supplemental measures of its comparable financial results. Without the presentation of these adjusted presentation measures the Company believes it could potentially distort the analysis of trends in business performance and it wants to ensure that its investors fully understand the impact of net income attributable to non-controlling interests, its stock-based compensation, non-recurring exit costs, restructuring charges and associated impairments (net of any related tax impact) and a tax charge resulting from the enactment of the U.S. Tax Act in determining net income attributable to common shareholders.

Management uses these measures for internal reporting and forecasting purposes in order to review operating performance on a comparable basis from period to period. However, these non-GAAP measures may not be comparable to similarly titled amounts reported by other companies. The Company’s non-GAAP measures should be considered in addition to, and not as a substitute for, or superior to, net income and net income attributable to common shareholders and other measures of financial performance reported in accordance with U.S. GAAP

The Company is required to maintain a minimum level of “EBITDA”, as such term is defined in the Company’s credit agreement (and which is referred to herein as “Adjusted EBITDA per Credit Facility”, as the credit agreement includes additional adjustments beyond interest, taxes, depreciation and amortization). EBITDA and Adjusted EBITDA per Credit Facility (each as defined below) are used by management to evaluate, assess and benchmark the Company’s operational results, and the Company believes that EBITDA and Adjusted EBITDA per Credit Facility are relevant and useful information widely used by analysts, investors and other interested parties in the Company’s industry. Accordingly, the Company is disclosing this information to permit a more comprehensive analysis of its operating performance and to provide additional information with respect to the Company’s ability to comply with its credit agreement requirements. EBITDA is defined as net income with adjustments for depreciation and amortization, interest income (expense)-net, and income tax provision (benefit). Adjusted EBITDA per Credit Facility is defined as EBITDA plus adjustments for loss from equity accounted investments, stock and other non-cash compensation, exit costs, restructuring charges and associated impairments and adjusted EBITDA attributable to non-controlling interests.

The Company is also introducing the metric Adjusted EBITDA per Credit Facility excluding “Marvel’s Inhumans”, which is defined and discussed under “Credit Facility” in this Item 7. However, the Company cautions that EBITDA, Adjusted EBITDA per Credit Facility and Adjusted EBITDA per Credit Facility excluding “Marvel’s Inhumans” are non-GAAP measures and should not be construed as substitutes for net income, operating income or other operating performance measures that are determined in accordance with U.S. GAAP. In addition, EBITDA, Adjusted EBITDA per Credit Facility and Adjusted EBITDA per Credit Facility excluding “Marvel’s Inhumans” might not be comparable to similarly titled measures used by other companies.

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

Management, including the Company’s CEO, who is the Company’s Chief Operating Decision Maker (“CODM”) (as defined in the Segment Reporting Topic of the FASB ASC), assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), write-downs net of recoveries, interest income, interest expense and tax (provision) recovery are not allocated to the segments. As identified in note 18 to the accompanying audited financial statements in Item 1, the Company identified new business as an additional reportable segment in the first quarter of 2017. The Company now has the following eight reportable segments: IMAX DMR; joint revenue sharing arrangements; IMAX systems; theater system maintenance; other; new business; film distribution; and film post-production. The Company is presenting the following information at a disaggregated level to provide more relevant information to readers, as permitted by the standard:

•	Network Business

•	The IMAX DMR segment consists of variable revenues from studios for the conversion of films into the IMAX DMR format generated by the box office results from the exhibition of those films in the IMAX theater network.

•	Joint revenue sharing arrangements – contingent rent, consists of variable rent revenues from box office exhibited in IMAX theaters in exchange for the provision of IMAX theater projection system equipment to exhibitors. This excludes fixed hybrid revenues and upfront installation costs from the Company’s hybrid joint revenue sharing arrangements, which are included in theater business.

•	IMAX systems – contingent rent, consists of variable payments in excess of certain fixed minimum ongoing payments, under arrangements in the IMAX systems segment, which are recognized when reported by theater operators, provided collectability is reasonably assured.

•	Theater Business

•	The IMAX systems segment consists of the design, manufacture and installation of IMAX theater projection system equipment under sales or sales-type lease arrangements for fixed upfront and ongoing consideration, including ongoing fees and finance income.

•	Joint revenue sharing arrangements – fixed fee, consists of fixed hybrid revenues and upfront installation costs from the joint revenue sharing arrangement segment.

•	The theater system maintenance segment consists of the provision of IMAX theater projection system equipment maintenance services to the IMAX theater network and the associated costs of those services.

•	Other theater includes after-market sales of IMAX theater projection system parts and 3D glasses from the other segment.

•	New Business

•	The new business segment consists of content licensing and distribution fees associated with the Company’s original content investments, VR initiatives, IMAX Home Entertainment, and other new business initiatives that are in the development and/or start-up phase.

•	Other

•	The film distribution segment consists of revenues and costs associated with the distribution of documentary films for which the Company has distribution rights.

•	The film post-production segment consists of the provision of film post-production, and their associated costs.

•	The other segment consists of certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items.

The Company’s Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations has been organized by the Company into four primary groups – Network Business, Theater Business, New Business and Other. Each of the Company’s reportable segments, as identified above, has been classified into one of these broader groups for purposes of MD&A discussion. The Company believes that this approach is consistent with how the CODM reviews the financial performance of the business and makes strategic decisions regarding resource allocation and investments to meet long-term business goals. Management believes that a discussion and analysis based on these groups is significantly more relevant and useful to readers, as the Company’s consolidated statements of operations captions combine results from several segments. Certain of the prior year’s figures have been reclassified to conform to the current year’s presentation.

The following table sets forth the breakdown of revenue and gross margin by category:

(In thousands of U.S. dollars)	Revenue			Gross Margin
	2017	2016	2015	2017	2016	2015
Network Business
IMAX DMR	$108,853	$106,403	$107,089	$71,789	$69,196	$77,645
Joint revenue sharing arrangements - contingent rent	70,444	73,500	81,396	47,337	54,705	63,500
IMAX systems - contingent rent	3,890	4,644	3,900	3,890	4,644	3,900

	183,187	184,547	192,385	123,016	128,545	145,045

Theater Business
IMAX systems
Sales and sales-type leases(1)	79,853	89,525	86,934	47,639	44,788	44,787
Ongoing fees and finance income(2)	10,494	11,359	11,292	10,095	10,660	10,478
Joint revenue sharing arrangements – fixed fees	10,118	17,913	17,724	2,349	5,132	4,873
Theater system maintenance	45,383	40,430	36,944	18,275	13,660	12,701
Other theater	9,145	10,888	10,482	1,965	1,930	2,105

	154,993	170,115	163,376	80,323	76,170	74,944

New Business	24,522	626	—	(16,176)	(2,199)	—

Other
Film distribution and post-production	13,172	14,127	10,945	(1,006)	(180)	1,122
Other	4,893	7,919	7,099	(911)	342	(1,823)

	18,065	22,046	18,044	(1,917)	162	(701)

	$380,767	$377,334	$373,805	$185,246	$202,678	$219,288

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases and finance income.

Results of Operations Discussion for the Three Years Ended December 31, 2017

The Company reported net income of $12.5 million, or $0.19 per basic and diluted share, for the year ended December 31, 2017, as compared to net income of $39.3 million, or $0.58 per basic and diluted share, for the year ended December 31, 2016 and net income of $64.6 million, or $0.92 per basic share and $0.90 per diluted share, for the year ended December 31, 2015.

Net income for the year ended December 31, 2017 includes a $22.7 million charge, or $0.35 per diluted share (2016 — $30.5 million, or $0.45 per diluted share; 2015 — $21.9 million or $0.31 per diluted share), for stock-based compensation and a $16.2 million charge, or $0.25 per diluted share for exit costs, restructuring charges and associated impairments (2016 — $nil; 2015 — $nil). In 2017, the Company also recognized a $9.3 million, or $0.14 per diluted share, non-recurring tax charge as the Company re-measured its deferred tax assets and liabilities as of the date of enactment of the recently passed Tax Act.

Adjusted net income, which consists of net income excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments, the related tax impact of these adjustments, and tax charge from the provisional re-measurement of U.S. deferred tax assets and liabilities given changes enacted by the Tax Act, was $51.5 million, or $0.79 per diluted share, for the year ended December 31, 2017 as compared to adjusted net income of $61.1 million, or $0.90 per diluted share, for the year ended December 31, 2016 and $82.4 million, or $1.15 per diluted share, for the year ended December 31, 2015.

The Company reported net income attributable to common shareholders of $2.3 million, or $0.04 per basic share and diluted share for the year ended December 31, 2017 (2016 — $28.8 million, or $0.43 per basic share and $0.42 per diluted share; 2015 — $55.8 million, or $0.79 per basic share and $0.78 per diluted share).

Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments, the related tax impact of these adjustments, and tax charge from the provisional re-measurement of U.S. deferred tax assets and liabilities given changes enacted by the Tax Act, was $40.5 million, or $0.62 per diluted share, for the year ended December 31, 2017 as compared to adjusted net income attributable to common shareholders of $50.0 million, or $0.73 per diluted share, for the year ended December 31, 2016 and $73.0 million, or $1.02 per diluted share, for the year ended December 31, 2015.

A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

	Years Ended December 31,
	2017		2016		2015
	Net Income	Diluted EPS	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$12,518	$0.19	$39,320	$0.58	$64,624	$0.90
Adjustments:
Stock-based compensation	22,653	0.35	30,523	0.45	21,880	0.31
Exit costs, restructuring charges and associated impairments	16,174	0.25	—	—	—	—
Tax impact on items listed above	(9,218)	(0.14)	(8,783)	(0.13)	(4,056)	(0.06)
Impact of enactment of U.S. Tax Act	9,323	0.14	—	—	—	—

Adjusted net income	51,450	0.79	61,060	0.90	82,448	1.15
Net income attributable to non-controlling interests (1)	(10,174)	(0.16)	(10,532)	(0.16)	(8,780)	(0.12)
Stock-based compensation (net of tax of $0.2 million, $0.2 million and $0.2 million, respectively) (1)	(620)	(0.01)	(533)	(0.01)	(703)	(0.01)
Exit costs, restructuring charges and associated impairments (net of tax of $0.1 million) (1)	(181)	—	—	—	—	—

Adjusted net income attributable to common shareholders	$40,475	$0.62	$49,995	$0.73	$72,965	$1.02

Weighted average diluted shares outstanding		65,540		68,263		71,058

(1)	Reflects amounts attributable to non-controlling interests.

Revenues and Gross Margin

The Company’s revenues for the year ended December 31, 2017 increased to $380.8 million from $377.3 million in 2016. The gross margin across all segments in 2017 was $185.2 million, or 48.7% of total revenue, compared to $202.7 million, or 53.7% of total revenue in 2016. Impairment charges included in gross margin for the year ended December 31, 2017 were $19.7 million, of which $13.0 million related to new business initiatives, or 5.2% of total revenue, compared to $3.7 million, of which $nil related to new business initiatives, or 1.0% of total revenue in the year ended December 31, 2016. Impacting the gross margin in 2017, was a gross loss experienced in the Company’s new business segment mainly due to the impairment charges discussed above.

The Company’s revenues for the year ended December 31, 2016 increased to $377.3 million from $373.8 million in 2015, largely due to an increase in revenues from the Company’s theater business. The gross margin across all segments in 2016 was $202.7 million, or 53.7% of total revenue, compared to $219.3 million, or 58.7% of total revenue in 2015. Impacting the gross margin in 2016 was the lower revenues experienced in the Company’s network business largely due to weaker box-office performance, particularly in the China region. Gross box-office is a significant driver of the Company’s business as the impact of film performance affects multiple reporting segments, as discussed below.

Network Business

Gross box-office generated by IMAX DMR films increased 1.1% to $976.5 million in 2017 from $965.6 million in 2016. The 2016 gross box-office generated was 2.1% lower than the $985.3 million in 2015. In 2017, gross box-office was generated primarily from the exhibition of 67 films (60 new and 7 carryovers), as compared to 58 films (51 new and 7 carryover) exhibited in 2016 and 57 films (44 new and 13 carryover) exhibited in 2015. In recent years, the Company has experienced weaker gross box-office particularly in the China region resulting from both film performance and unfavorable exchange rates.

The Company’s network business performance is impacted by the timing of a film release to the IMAX theater network, the commercial success of the film, the Company’s take rates under its DMR and joint revenue sharing arrangements, and the distribution window for the exhibition of films in the IMAX theater network. Other factors impacting performance include fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations.

Network business revenue decreased by 0.7% to $183.2 million in the year ended December 31, 2017 from $184.5 million in the year ended December 31, 2016, primarily as a result of decreased revenue from joint revenue sharing arrangements. Furthermore, network business revenue was 4.1% lower in 2016 from the $192.4 million experienced in 2015. The gross margin experienced by the Company’s network business in 2017 was $123.0 million, or 67.2% of network business revenue, compared to $128.5 million, or 69.7% in 2016 and $145.0 million, or 75.4% in 2015.

The 4.2% decrease in revenues from joint revenue sharing arrangements was largely due to lower joint venture take rates, offset slightly by continued network growth. Joint venture take rates are impacted by the mix of theater systems installed and the particular geographic market for those systems. Contingent rent revenues from joint revenue sharing arrangements decreased to $70.4 million in the year ended December 31, 2017 from $73.5 million in the year ended December 31, 2016. In 2015 revenues from joint revenue sharing arrangements were $81.4 million. The decrease in revenues in 2016 versus 2015 from joint revenue sharing arrangements was due to weaker film performance in 2016, partly a result of unfavorable exchange rates between applicable local currencies and the U.S. dollar. The Company ended 2017 with 747 theaters operating under joint revenue sharing arrangements, as compared to 640 theaters at the end of 2016, an increase of 16.7% and 529 theaters at the end of 2015. Gross box office generated by the joint revenue sharing arrangements was 2.8% higher at $525.3 million in the year ended December 31, 2017 from $511.0 million in the year ended December 31, 2016 and $514.1 million in the year ended December 31, 2015.

The gross margin from joint revenue sharing arrangements decreased to $47.3 million in the year ended December 31, 2017 from $54.7 million in the year ended December 31, 2016 and $63.5 million in 2015. Included in the calculation of gross margin for the year ended December 31, 2017 were certain advertising, marketing and commission costs primarily associated with new theater launches of $3.7 million, as compared to $2.7 million in 2016 and $3.0 million for such expenses in 2015. The lower gross margin experienced in 2017 versus prior years is mostly due to the lower take rates experienced (as discussed above), as well higher depreciation expense resulting from the continuous growth in the number of operational theaters under joint revenue sharing arrangements.

IMAX DMR revenues increased 2.3% to $108.9 million in the year ended December 31, 2017 from $106.4 million in the year ended December 31, 2016, partially offsetting the decrease in revenues from joint revenue sharing arrangements. IMAX DMR revenues increased largely as a result of stronger returns under the Company’s DMR arrangements, driven by the geographical mix of films exhibited in 2017 as compared to prior years. IMAX DMR revenues decreased 0.6% in 2016 from $107.1 million in the year ended December 31, 2015.

The gross margin from the IMAX DMR segment was $71.8 million, $69.2 million and $77.6 million in the years ended December 31, 2017, 2016 and 2015, respectively. Margin is a function of the costs associated with the respective films exhibited in the period, and can vary particularly with respect to marketing expenses.

Contingent rent revenue consists of variable payments received in excess of the fixed minimum ongoing payments which are primarily driven by gross box office performance reported by theater operators. Contingent rent revenue from IMAX systems decreased to $3.9 million in the year ended December 31, 2017 from $4.6 million in the year ended December 31, 2016. Contingent rent revenue from IMAX systems increased to $4.6 million in the year ended December 31, 2016 from $3.9 million in the year ended December 31, 2015.

Theater Business

The primary drivers of this line of business are theater system installations and the Company’s maintenance contract that accompany each theater installation. For the year ended December 31, 2017, theater business revenue decreased $15.1 million, or 8.9% to $155.0 million as compared to the year ended December 31, 2016 and increased 4.1% in 2016 as compared to the year ended December 31, 2015. The decrease in theater business revenue in 2017 as compared to 2016 was primarily due to:

•	14 fewer installations of systems contracted as hybrid joint revenue sharing arrangements ($8.7 million less fixed fees); and

•	10 fewer installations of system upgrades ($12.5 million).

The negative variance was partially offset by a $3.9 million increase due to four additional systems installed under sales or sales-type lease arrangements.

Despite the revenue decrease, theater business gross margin increased 5.5% to $80.3 million in 2017 as compared to $76.2 million in 2016, primarily due to the geographic market and variation of sales, sales-type lease and joint revenue sharing arrangements installed. The theater business gross margin was 51.8% compared to 44.8% in 2016 and 45.9% in 2015.

The installation of theater systems in newly-built theaters or multiplexes, which make up a large portion of the Company’s theater system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangements (see discussion below) installations by theater system configuration for 2017, 2016 and 2015 is outlined in the table below:

	Years Ended December 31,
	2017		2016		2015
	Number of Systems	Dollar Value	Number of Systems	Dollar Value	Number of Systems	Dollar Value
New IMAX digital theater systems — installed and recognized
Sales and sales-types lease arrangements	60	$73,560	56	$69,620	56	$68,799
Short-term operating lease arrangement	—	—	1	—	—	—
Joint revenue sharing arrangements — hybrid	19	10,115	33	18,777	31	15,645

Total new theater systems	79	83,675	90	88,397	87	84,444

IMAX digital theater system upgrades — installed and recognized
Sales and sales-types lease arrangements	4	5,502	14	17,975	11	14,950
Short-term operating lease arrangements	—	—	—	—	2	—

Total upgraded theater systems	4	5,502	14	17,975	13	14,950

Total theater systems installed and recognized	83	$89,177	104	$106,372	100	$99,394

The average revenue per full, new theater system under a sales and sales-type lease arrangement varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors. Average revenue per full, new theater system under a sales and sales-type lease arrangement was $1.2 million for the year ended December 31, 2017, as compared to $1.3 million in the year ended December 31, 2016 and $1.2 million for the year ended December 31, 2015.

Revenues from sales and sales-type leases includes settlement revenue of $1.3 million in 2016 as compared to $0.1 million in 2015. Costs associated with settlements consist primarily of commission costs. Gross margin from sales and sales-type leases include settlement margin of $1.2 million in 2016, as compared to $0.1 million in 2015. No such settlement revenue or costs were recorded in the year ended December 31, 2017.

Theater system maintenance revenue increased 12.3% to $45.4 million in the year ended December 31, 2017 from $40.4 million in the year ended December 31, 2016 and $36.9 in 2015, a 9.4% increase in 2016 from 2015. Theater system maintenance gross margin was $18.3 million in the year ended December 31, 2017 versus $13.7 million in the year ended December 31, 2016 and $12.7 million in 2015. The Company recorded a write-down of $0.3 million, $0.2 million and less than $0.1 million for certain service parts inventories in the years ended 2017, 2016 and 2015, respectively. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Ongoing fees and finance income was $10.5 million in the year ended December 31, 2017 compared to $11.4 million in the year ended December 31, 2016 and $11.3 million in 2015. Gross margin for ongoing rent and finance income decreased to $10.1 million in the year ended December 31, 2017 from $10.7 million in the year ended December 31, 2016 and $10.5 million in 2015. The costs associated with ongoing fees are minimal as it usually consists of depreciation on the Company’s theaters under operating lease agreements and/or marketing.

Other theater revenue decreased to $9.1 million in the year ended December 31, 2017 as compared to $10.9 million in the year ended December 31, 2016 and $10.5 million in 2015. Other theater revenue primarily includes revenue generated from the Company’s after-market sales of projection system parts and 3D glasses. Despite the revenue decline, the gross margin recognized from other theater revenue was on par with prior years ($2.0 million in the year ended December 31, 2017 as compared to $1.9 million in 2016 and $2.1 million in 2015).

New Business

Revenue earned from the Company’s new business initiatives was $24.5 million in the year ended December 31, 2017, as compared to $0.6 million in the year ended December 31, 2016 and $nil in 2015. New business revenue was primarily generated from the release of the co-produced television series “Marvel’s Inhumans” in September 2017 and contractual payments relating to the development of an IMAX VR camera.

The gross margin recognized from the new business segment was a loss of $16.2 million in the year ended December 31, 2017 as compared to a loss of $2.2 million in the year ended December 31, 2016 and $nil in 2015, primarily due to the “Marvel’s Inhumans” performance as well as the launch of the Company’s first pilot IMAX VR Center in Los Angeles, the opening of five VR Centers in 2017 and the performance of the Company’s other new business initiatives, as compared to the prior year comparative period.

The performance of the new business segment for the year ended December 31, 2017, was mostly driven by the Company’s investment in, and the theatrical premiere of, the television series “Marvel’s Inhumans”. Episodic revenue, cost of revenue and negative gross margin recognized for the year ended December 31, 2017, were $20.4 million, $33.4 million and $13.0 million, respectively.

The Company is evaluating its new business initiatives separately from its core business as the nature of its activities is separate and distinct from its ongoing operations. The Company recognized a net loss before tax from its new business initiatives for the year ended December 31, 2017 of $31.5 million, which includes amortization of $15.4 million, exit costs, restructuring charges and associated impairments of $3.4 million, impairment charges of $13.0 million and an equity loss of $0.7 million, as compared to net loss of $10.9 million, which includes amortization of $0.6 million and an equity loss of $2.3 million, in the prior year comparative period. Net loss before tax from its new business initiatives for the year ended December 31, 2015 was $8.5 million, which includes amortization of less than $0.1 million and an equity loss of $2.4 million.

Adjusted EBITDA per Credit Facility from the Company’s new business initiatives was $0.3 million in the year ended December 31, 2017 as compared to negative Adjusted EBITDA per Credit Facility of $8.0 million and $6.1 million in the year ended December 31, 2016 and 2015, respectively.

Other

Film distribution and post-production revenues was $13.2 million in the year ended December 31, 2017, as compared to $14.1 million in the year ended December 31, 2016. In 2017 revenues from post-production was almost double that of 2016 due to work performed on Dunkirk, which was mostly offset by a decrease in film distribution revenue. The film distribution and post-production segments experienced a gross loss of $1.0 million in the year ended December 31, 2017 as compared to a loss of $0.2 million in the year ended December 31, 2016. The Company reviewed the carrying value of certain documentary film assets as a result of lower than expected revenue being generated during the year and revised expectations for future revenues based on the latest information available. In 2017, an impairment of $5.3 million was recorded based on the carrying value of these documentary films as compared to the related estimated future box office and revenues that would ultimately be generated by these films.

Film distribution and post-production revenues increased 29.1% to $14.1 million in 2016 from $10.9 million in 2015, primarily due to an increase in film distribution revenue from IMAX original films. The year ended December 31, 2016, includes the release of two IMAX original productions, A Beautiful Planet and Voyage of Time, whereas no original films were released in 2015. Gross margin was a loss of $0.2 million in 2016 as compared to $1.1 million in 2015, primarily due to a charge against film assets of $3.0 million in 2016, to reflect the carrying value of certain documentary film assets that exceeded the expected revenues generated from estimated future box-office. No similar charge was recorded in 2015. This was partially offset by revenue earned from the release of the two IMAX original productions in 2016 as discussed above.

Other revenue decreased to $4.9 million in the year ended December 31, 2017, as compared to $7.9 million in the year ended December 31, 2016 and $7.1 million in 2015. Other revenue primarily includes revenue generated from the Company’s theater operations and camera rental business. The decrease in revenue is primarily the result of two IMAX owned and operational theaters in the year ended December 31, 2017, as compared to three such theaters in the prior years comparative period.

The gross margin recognized from other revenue was a loss of $0.9 million in the year ended December 31, 2017, as compared to loss of $0.3 million in the year ended December 31, 2016 and loss of $1.8 million in 2015 due to the performance of the owned and operated theaters and the lower revenues from camera rentals.

Selling, General and Administrative Expenses

In conjunction with the Company’s restructuring and cost-savings initiatives, selling, general and administrative expenses decreased to $110.4 million in 2017, as compared to $124.7 million in 2016. Selling, general and administrative expenses excluding the impact of stock-based compensation were $90.0 million in 2017, as compared to $94.2 million in 2016.

Selling, general and administrative expenses increased to $124.7 million in 2016, as compared to $115.3 million in 2015. Selling, general and administrative expenses excluding the impact of stock-based compensation were $94.2 million in 2016, as compared to $93.4 million in 2015.

The following reflects the significant items impacting selling, general and administrative expenses for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015	2017 versus 2016		2016 versus 2015
Stock-based compensation	$20,393	$30,523	$21,880	$(10,130)	(33.2)%	$8,643	39.5%
Staff costs	58,284	60,659	57,046	(2,375)	(3.9)%	3,613	6.3%
Foreign exchange (gain) loss	(954)	859	2,373	(1,813)	(211.1)%	(1,514)	(63.8)%
Other general corporate expenditures	32,677	32,704	34,046	(27)	(0.1)%	(1,342)	(3.9)%

Total	$110,400	$124,745	$115,345	$(14,345)		$9,400

Staff costs presented above are related to the Company’s core business and include salaries and benefits.

The Company’s net foreign exchange gains/losses are related to the translation of foreign currency denominated monetary assets and liabilities.

Other general corporate expenditures include professional fees, travel and entertainment. Selling, general and administrative expenses also includes asset impairment charges and write-offs, if any, and miscellaneous items, other than interest.

Research and Development

Research and development expenses increased to $20.9 million in 2017 compared to $16.3 million in 2016 and $12.7 million in 2015 and are primarily attributable to the continued development of the Company’s updated laser-based digital projection system and other new business initiatives which commenced in 2016, including the development of a VR camera and virtual reality centers.

The Company intends for additional research and development to continue through 2018, as the Company supports further development of an updated laser-based projection system, which is targeted primarily for screens in commercial multiplexes.

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

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $2.6 million in 2017, as compared to $1.0 million in 2016 and $0.8 million in 2015. The higher charge in 2017 as compared to prior years’ is primarily resulting from the deterioration in the financial condition of certain theater exhibitors and studios.

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

Asset Impairments and Other Charges

In 2017, the Company identified and wrote off $1.2 million related to a certain loan that is no longer considered collectible. No such charge was recognized in the prior years comparative period.

The Company recorded a charge related to property, plant and equipment of $0.2 million and $0.4 million in 2016 and 2015, respectively, reflecting assets that no longer meet the capitalization requirements. No such charge was recorded in the year ended December 31, 2016.

In 2016, the Company recognized a $0.2 million other-than-temporary impairment of its investments as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost, as compared to $0.4 million in 2015. No such charge was recorded in the year ended December 31, 2017.

Interest Income and Expense

Interest income was $1.0 million in 2017, as compared to $1.5 million in 2016 and $1.0 million in 2015.

Interest expense was $1.9 million in 2017, as compared to $1.8 million in 2016 and $1.7 million in 2015. Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations rather than income tax expense. In 2017, 2016 and 2015, the Company recovered less than $0.1 million, respectively, in potential interest and penalties associated with its provision for uncertain tax positions. Also included in interest expense is the amortization of deferred finance costs in the amount of $0.6 million, $0.5 million and $1.0 million in 2017, 2016 and 2015, respectively. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Exit costs, restructuring charges and associated impairments

Exit costs, restructuring charges and associated impairments were $16.2 million in the year ended December 31, 2017 which is comprised of costs incurred to exit an existing operating lease, employee severance costs, costs of consolidating facilities and contract termination costs. No such charges were incurred in prior years.

Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, including the impact of the Tax Cuts and Jobs Act (the “Tax Act”), changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations.

The Company recorded income tax expense of $16.8 million for the year-ended December 31, 2017. The effective tax rate for the year of 55.9% was significantly higher than the statutory rate due to the impact of the Tax Act, which was enacted on December 22, 2017 by the U.S. government. The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to reducing the U.S. federal corporate tax rate from 35% to 21%, and imposing other limitations and changes that limit or eliminate various deductions, including interest expense, performance based compensation for certain executives, and other deductions requiring the re-measurement of deferred tax assets and liabilities. U.S. GAAP requires that the impact of changes to tax legislation be recognized in the period in which the law was enacted.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act when a company does not have all the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and other changes in the legislation on deferred tax assets and liabilities the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions the Company may take.

The effect of the re-measurement on deferred taxes is reflected entirely in the period that includes the enactment date and is allocated directly to income tax expense. As of December 31, 2017, the Company can determine a reasonable estimate of the effects of tax reform and is recording that estimate as a provisional amount. The provisional re-measurement of the deferred tax assets and liabilities resulted in a $9.3 million discrete tax provision which increased the effective tax rate by 31.1% for the year. The provisional re-measurement amount may change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities.

The Tax Act also includes a number of other changes including: (a) the imposition of a one-time deemed repatriation tax on accumulated foreign earnings (the “Transition Tax”), (b) a 100% dividends received deduction on dividends from foreign affiliates, (c) a current inclusion in U.S. federal taxable income of earnings of foreign affiliates that are determined to be global intangible low taxed income or “GILTI”, (d) creation of the base erosion anti-abuse tax, or “BEAT”, (e) provision for an effective tax rate of 13.125% for certain income derived from outside of the U.S. (referred to as foreign derived intangible income or “FDII”) and, (f) 100% expensing of qualifying fixed assets acquired after September 27, 2017.

Given that the Company is a Canadian based multinational with subsidiary operations in the US and other foreign jurisdictions a number of these changes are not anticipated to impact the Company. The Company does not expect to be subject to the BEAT, Transition Tax or GILTI given its current legal and tax structures. The Company will be eligible to expense qualifying fixed assets acquired after September 27, 2017, and will be impacted by the additional limitations imposed on the deductibility of executive compensation, and does not expect to be adversely impacted by the limitations placed on the deductibility of interest expense. The impact of the Tax Act may differ from this estimate, during the one-year measurement period due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Act.

As a result, no income taxes have been provided for any undistributed foreign earnings, or any additional outside basis differences inherent in these foreign entities, as the Company is a Canadian corporation and these amounts continue to be indefinitely reinvested in foreign operations which are owned directly or indirectly.

As at December 31, 2017, the Company had a gross deferred income tax asset of $30.9 million, against which the Company is carrying a $0.2 million valuation allowance. For the year ended December 31, 2017, the Company recorded an income tax provision of $16.8 million, which included a provision of $1.4 million related to its provision for uncertain tax positions. In addition, included in the provision for income taxes was a $0.6 million provision for tax shortfalls related to stock-based compensation costs recognized in the period, and the $9.3 million charge relating to the re-measurement of the Company’s US deferred tax assets and liabilities given the enactment of the Tax Act.

The Company recorded an income tax provision of $16.2 million for 2016, of which $1.6 million is related to a decrease in its provision for uncertain tax positions and offset by net income tax recovery of $0.1 million.

During the year ended December 31, 2017, after considering all available evidence, both positive (including recent profits, projected future profitability, backlog, carry forward periods for, and utilization of net operating loss carryovers and tax credits, discretionary deductions and other factors) and negative (including cumulative losses in past years and other factors), the Company concluded that the valuation allowance against the Company’s deferred tax assets was adequate. The remaining $0.2 million balance in the valuation allowance as at December 31, 2017 is primarily attributable to certain U.S. state net operating loss carryovers that may expire without being utilized.

The Company’s Chinese subsidiary has made certain enquiries of the Chinese State Administration of Taxation regarding the potential deductibility of certain stock based compensation for stock options issued by the Chinese subsidiary’s parent company, IMAX China. In addition, Chinese regulatory authorities responsible for capital and exchange controls will need to review and approve the proposed transactions before they can be completed. There may be a requirement for future investment of funds into China in order to secure the deduction. Should the Company proceed, any such future investment would come from existing capital invested in the IMAX China group of companies being redeployed amongst the IMAX China group of companies, including the Chinese subsidiary. The Company is unable to reliably estimate the magnitude of the related tax benefits at this time.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. At December 31, 2017, the equity method of accounting is being utilized for investments with a total carrying value of $nil (December 31, 2016 — $nil). The Company’s accumulated losses in excess of its equity investment were $2.0 million as at December 31, 2017 and $0.5 million as at December 31, 2016, and are classified in Accrued and other liabilities. For the year ended December 31, 2017, gross revenues, cost of revenue and net loss for these investments were $2.5 million, $3.9 million and $2.5 million, respectively (2016 — $0.6 million, $6.8 million and $6.2 million, respectively; 2015 — $nil, $9.3 million and $9.1 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.7 million for 2017 as compared to $2.3 million in 2016 and $2.4 million in 2015.

Non-Controlling Interests

The Company’s consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the IMAX China IPO as well as the impact of non-controlling interests in its subsidiaries created for the Film Fund and VR Content Fund activity. For the year ended December 31, 2017, the net income attributable to non-controlling interests of the Company’s subsidiaries was $10.2 million (2016 — $10.5 million; 2015 — $8.8 million).

Pension Plan

The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering the Company’s CEO, Mr. Gelfond. As at December 31, 2017, the Company had an unfunded and accrued projected benefit obligation of approximately $19.0 million (December 31, 2016 — $19.6 million) in respect of the SERP.

The components of net periodic benefit cost were as follows:

	Years ended December 31,
	2017	2016	2015
Interest cost	$427	$261	$253

Pension expense	$427	$261	$253

The plan experienced an actuarial gain of $1.0 million during 2017, $0.2 million in 2016, and $0.2 million in 2015 resulting primarily from the continuing change in the Pension Benefit Guaranty Corporation (“PBGC”) published annuity interest rates year-over-year used to determine the lump sum payment under the plan.

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

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at December 31, 2017, the Company had an unfunded benefit obligation of $1.7 million (December 31, 2016 — $1.7 million). For the year ended December 31, 2017 the Company contributed and expensed an aggregate of $0.1 million (2016 — $0.1 million; 2015 — $0.1 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors, upon retirement. As at December 31, 2017, the Company had an unfunded benefit obligation recorded of $0.7 million (December 31, 2016 — $0.6 million). For the year ended December 31, 2017 the Company contributed and expensed an aggregate of less than $0.1 million (2016 — $0.1 million; 2015 — $0.2 million).

The Company also maintains a deferred compensation retirement plan (the “Retirement Plan”) covering Greg Foster, CEO of IMAX Entertainment and Senior Executive Vice President of the Company. The Company has agreed to make a total contribution of $3.2 million over Mr. Foster’s employment term. The Retirement Plan is subject to a vesting schedule based on continued employment with the Company, such that 25% will vest July 2019; 50% will vest July 2022; 75% will vest July 2025; and Mr. Foster will be 100% vested in July 2027. As at December 31, 2017, the Company had an unfunded benefit obligation recorded of $1.0 million (December 31, 2016 - $0.5 million). During 2017, the Company contributed and expensed an aggregate of $0.7 million (2016 — $0.5 million).

Stock-Based Compensation

The Company estimates the fair value of stock option awards on the date of grant using fair value measurement techniques. The fair value of RSU awards is equal to the closing price of the Company’s common stock on the date of grant.

Stock-based compensation expense recognized under FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”) for 2017, 2016 and 2015 was $23.0 million, $30.5 million and $21.9 million, respectively. The following reflects the Company’s stock-based compensation expense recorded to the respective financial statement line items in 2017:

2017
Cost and expenses applicable to revenues	$1,704
Selling, general and administrative expenses	20,393
Research and development	556
Exit costs, restructuring charges and associated impairments	357

$23,010

In 2016 and 2015, all stock-based compensation expense was recorded in selling, general and administrative expenses.

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

Total amounts drawn and available under the Credit Facility at December 31, 2017 were $nil and $200.0 million, respectively (December 31, 2016 – $nil and $200.0 million, respectively).

Under the Credit Facility, the effective interest rate for the year ended December 31, 2017 was nil, as no amounts were outstanding during the period (2016 – nil).

The Credit Agreement provides that the Company is required at all times to satisfy a Minimum Liquidity Test (as defined in the Credit Agreement) of at least $50.0 million. The Company is also required to maintain minimum Adjusted EBITDA per Credit Facility (as defined in the Credit Agreement as EBITDA and referred to herein as Adjusted EBITDA per Credit Facility) of $100.0 million, and a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 1.75:1.0. The Company was in compliance with all of these requirements at December 31, 2017. The Maximum Total Leverage Ratio was 0.19:1 as at December 31, 2017, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $25.7 million. Adjusted EBITDA per Credit Facility is calculated as follows:

Adjusted EBITDA per Credit Facility:
(In thousands of U.S. Dollars)
Net income	$12,518
Add (subtract):
Provision for income taxes	16,790
Interest expense, net of interest income	915
Depreciation and amortization, including film asset amortization(1)	66,245

EBITDA	$96,468
Exit costs, restructuring charges and associated impairments	16,174
Stock and other non-cash compensation	23,718
Write-downs, net of recoveries including asset impairments and receivable provisions(1)	24,015
Loss from equity accounted investments	703

Adjusted EBITDA before non-controlling interests	161,078
Adjusted EBITDA attributable to non-controlling interests(2)	(22,927)

Adjusted EBITDA per Credit Facility	$138,151	*

Adjusted EBITDA per Credit Facility, excluding impact from “Marvel’s Inhumans”	$126,158	*

*	Adjusted EBITDA per Credit Facility of $138.2 million includes the impact of the Company’s investment in “Marvel’s Inhumans”, which resulted in a $13.0 million loss. However, as permitted by the Credit Facility, this loss was offset by addbacks of $13.3 million and $11.7 million for amortization and impairment charges, respectively, relating to the investment, the net effect of which was to increase Adjusted EBITDA per Credit Facility by $12.0 million. This investment represents the Company’s first foray into a commercial television property, and therefore the Adjusted EBITDA per Credit Facility metric presented above may not be reflective of the Company’s typical operational activity. Further, the Company does not yet know whether it will make similar investments in the future. As a result, the Company is also presenting Adjusted EBITDA per Credit Facility excluding the impact of “Marvel’s Inhumans” to better facilitate comparisons to prior and future periods.

(1)	See note 17 to the audited consolidated financial statements in Item 8 of the Company’s 2017 Form 10-K.
(2)	The Adjusted EBITDA per Credit Facility calculation specified for purposes of the minimum Adjusted EBITDA per Credit Facility covenant excludes the reduction in Adjusted EBITDA per Credit Facility from the Company’s non-controlling interests.

Playa Vista Financing

In 2014, IMAX PV Development Inc., (“PV Borrower”) a wholly-owned subsidiary of the Company, entered into a loan agreement with Wells Fargo to principally fund the costs of development and construction of the Company’s new West Coast headquarters, located in the Playa Vista neighborhood of Los Angeles, California (the “Playa Vista Loan”).

The Playa Vista Loan was fully drawn at $30.0 million and bore interest at a variable interest rate per annum equal to 2.0% above the 30-day LIBOR rate. PV Borrower was required to make monthly payments of combined principal and interest over a 10-year term with a lump sum payment at the end of year 10. The Playa Vista Loan is being amortized over 15 years. The Playa Vista Loan will be fully due and payable on October 19, 2025 (the “Maturity Date”), and may be prepaid at any time without premium, but with all accrued interest and other applicable payments.

The Playa Vista Loan is secured by a deed of trust from PV Borrower in favor of Wells Fargo and other documents evidencing and securing the loan, granting a first lien on and security interest in the Playa Vista property and the Playa Vista project, including all improvements to be constructed thereon. The company has also guaranteed Playa Vista Loan.

The Loan Documents contain affirmative, negative and financial covenants (including compliance with the financial covenants of the Company’s outstanding Credit Facility), agreements, representations, warranties, borrowing conditions, and events of default customary for development projects such as the Playa Vista Project.

Total amount drawn under the Playa Vista Loan as at December 31, 2017 was $25.7 million (December 31, 2016 — $27.7 million). Under the Playa Vista Loan, the effective interest rate for December 31, 2017 was 3.14% (December 31, 2016 — 2.52%).

Letters of Credit and Other Commitments

As at December 31, 2017 and 2016, the Company did not have any letters of credit and advance payment guarantees outstanding, under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at December 31, 2017, the Company did not have any letters of credit and advance payment guarantees outstanding under the Bank of Montreal Facility (December 31, 2016 – $0.1 million).

Cash and Cash Equivalents

As at December 31, 2017, the Company’s principal sources of liquidity included cash and cash equivalents of $158.7 million, the Credit Facility, anticipated collection from trade accounts receivable of $130.5 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $27.0 million and payments expected in the next 12 months on existing backlog deals. As at December 31, 2017, the Company did not have any amount drawn on the Credit Facility (remaining availability of $200.0 million) and the Company had $25.7 million drawn on the Playa Vista Loan. There were no letters of credit and advance payment guarantees outstanding under the Credit Facility and the Bank of Montreal Facility. Cash held outside of North America as at December 31, 2017 was $119.4 million (December 31, 2016 — $117.4 million), of which $32.6 million was held in the People’s Republic of China (“PRC”) (December 31, 2016 — $31.5 million). The Company’s intent is to permanently reinvest these amounts outside of Canada and the Company does not currently anticipate that it will need funds generated from foreign operations to fund North American operations. In the event funds from foreign operations are needed to fund operations in North America and if withholding taxes have not already been previously provided, the Company would be required to accrue and pay these additional withholding tax amounts on repatriation of funds from China to Canada. The Company currently estimates this amount to be $6.9 million.

During the year ended December 31, 2017, the Company’s operations provided cash of $85.4 million. The Company used cash of $73.5 million to fund capital expenditures, to build equipment for use in joint revenue sharing arrangements, to purchase other intangible assets, to invest in new business ventures such as its VR initiatives and to purchase property, plant and equipment. These uses of cash were partially offset by cash provided by operating activities. Based on management’s current operating plan for 2018, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements, to fund DMR agreements with studios, invest in new business ventures and continued share repurchases. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of 105 new theater systems under joint revenue sharing arrangements in the year ending December 31, 2017, of which 86 new theater systems were capitalized by the Company.

The Company completed its previously announced $200.0 million share repurchase program in the second quarter of 2017 by repurchasing 1,736,150 common shares at an average price of $26.57 per share. The retired shares were repurchased for $46.1 million.

In June 2017, the Company announced a number of actions aimed at increasing Company value, including the approval by the Company’s Board of Directors of a new share repurchase program which authorizes the repurchase of up to $200.0 million of its common shares by June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. There were no repurchases of shares under the new share repurchase program during the year.

In addition, the Company has implemented a cost reduction plan with the goal to create annualized cost savings aimed at increasing profitability, operating leverage and free cash flow. For more details see notes 14 and 22 to the accompanying consolidated financial statements in Item 8 of this 2017 Form 10-K.

The Company’s operating cash flow will be adversely affected if management’s projections of future signings for theater systems and film performance, theater installations and film productions are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2017 Form 10-K), there is no guarantee that the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures. Based on the Company’s cash flow from operations and facilities, it expects to have sufficient capital and liquidity to fund its operations in the normal course for the next 12 months.

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

Cash provided by operating activities amounted to $85.4 million for the year ended December 31, 2017. Changes in other non-cash operating assets as compared to December 31, 2016 include:

•	a net increase of $37.8 million in accounts receivable resulting from amounts billed in the year offset by cash receipts;

•	a net increase of $7.3 million in financing receivables primarily due to ongoing minimum rent payments received offset by installation and recognition of IMAX theater systems under sales or sales-type lease arrangements;

•	a net decrease of $10.8 million in inventories as the amounts relieved from inventory for systems recognized and service parts used exceeded the build-up of inventory for future IMAX theater system installations under sales or hybrid arrangements;

•	a net increase of $0.9 million in prepaid expenses due to timing; and

•	a net increase of $0.5 million in other assets which primarily reflects a change in commission and other deferred selling expenses.

Changes in other operating liabilities as compared to December 31, 2016 include: a net increase in deferred revenue of $22.9 million related to backlog payments received in the current period, offset by amount relieved from deferred revenue related to theater system installations; a net increase in accounts payable of $4.2 million; and a net decrease of $0.6 million in accrued liabilities, both of which are due to normal operational activity.

Investing Activities

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, other intangible assets and investments in film assets were $106.6 million in 2017 as compared to $85.3 million in 2016. The Company expects its investment in capital expenditures to remain fairly consistent as the nature of these cash outlays in particular, joint revenue sharing arrangements and film assets, exist to strengthen operational performances.

Net cash used in investing activities amounted to $73.6 million in year ended December 31, 2017, which includes purchases of $24.1 million in property, plant and equipment of which $4.5 million is for the Company’s new business segment assets, an investment in joint revenue sharing equipment of $42.6 million, an investment in new business ventures of $1.6 million and an investment in other intangible assets of $5.2 million, primarily related to expanding the functionality of the Company’s enterprise resource planning system.

Financing Activities

Net cash used in financing activities in the year ended December 31, 2017 amounted to $57.5 million as compared to $125.8 million in the year ended December 31, 2016. In the year ended December 31, 2017, the Company paid $46.1 million for the repurchase of common shares under the Company’s share repurchase program and $25.5 million to purchase treasury stock for the settlement of restricted share units and options. In addition, the Company also made repayments of $2.0 million under the Playa Vista Loan. These cash outlays were offset by $16.7 million received from the issuance of common shares resulting from stock option exercises and a $0.6 million of taxes withheld and paid on vested employee stock awards.

Prior Year Cash Flow Activities

Net cash provided by operating activities amounted to $77.9 million in the year ended December 31, 2016. Changes in other non-cash operating assets as compared to 2015 included: a net increase of $1.4 million in accounts receivable; a net increase of $4.6 million in financing receivables; a net increase of $3.8 million in inventories; a net increase of $0.1 million in prepaid expenses; and a net increase of $6.7 million in other assets which includes an increase of $5.7 million in prepaid tax and a net increase of $1.0 million in other assets which reflect a change in commissions and other deferred selling expenses. Changes in other operating liabilities as compared to December 31, 2015 included: a net decrease in deferred revenue of $14.7 million related to amounts relieved from deferred revenue due to theater system installations, offset partially by payments received in the current year related to theater systems not yet installed; a net decrease in accounts payable of $3.4 million; and a net increase of $3.9 million in accrued liabilities.

Net cash used in investing activities amounted to $64.9 million in 2016, which included purchases of $15.3 million in property, plant and equipment, an investment in joint revenue sharing equipment of $42.9 million, an investment in new business ventures of $1.9 million and an investment in other intangible assets of $4.8 million.

Net cash provided by financing activities in 2016 amounted to $125.8 million as compared to cash used in financing activities of $204.7 million in 2015. In 2016, the Company paid $116.5 million for the repurchase of common shares under the Company’s share repurchase program and $19.9 million to purchase treasury stock for the settlement of restricted share units and options. In addition, the Company paid $2.4 million of taxes relating to secondary sales and repatriation dividends and $0.5 million of taxes relating to employee stock award vesting. Furthermore, the Company also made $2.0 million in repayments under the Playa Vista Loan. These cash outlays were offset by $13.1 million received from the issuance of common shares resulting from stock option exercises, and $2.5 million received from a capital contribution to the Film Fund made by third parties.

Capital expenditures including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, other intangible assets and investments in film assets were $85.3 million in the year ended December 31, 2016.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of December 31, 2017 are as follows:

	Payments Due by Fiscal Year
(In thousands of U.S. Dollars)	Total Obligations	1 year	> 1 - 3 years	> 3 - 5 years	Thereafter
Purchase obligations	$38,055	$38,055	$—	$—	$—
Pension obligations	20,076	—	20,076	—	—
Operating lease obligations	24,933	6,226	5,007	2,761	10,939
Playa Vista Loan	25,667	2,000	4,000	4,000	15,667
Postretirement benefits obligations	4,569	746	1,093	908	1,822
Other financial commitments	10,677	6,677	4,000	—	—

	$123,977	$53,704	$34,176	$7,669	$28,428

(1)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
(2)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2019), although Mr. Gelfond has not informed the Company that he intends to retire at that time.
(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s property in New York and at the various owned and operated theaters.
(4)	The Playa Vista Loan is fully due and payable on October 19, 2025. The Company is required to make monthly payments of combined principal and interest.
(5)	Other financial commitments include the Company’s total minimum commitment toward the development, production, post-production and marketing, related to certain film and new content initiatives for which a term sheet and/or agreement has been executed.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering Mr. Gelfond. As at December 31, 2017, the Company had an unfunded and accrued projected benefit obligation of approximately $19.0 million (December 31, 2016 — $19.6 million) in respect of the SERP.

Pursuant to an employment agreement dated November 8, 2016, the term of Mr. Gelfond’s employment was extended through December 31, 2019, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating his entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at December 31, 2017, the Company had an unfunded benefit obligation of $1.7 million (December 31, 2016 — $1.7 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors, upon retirement. As at December 31, 2017, the Company had an unfunded benefit obligation of $0.7 million (December 31, 2016 — $0.6 million).

The Company also maintains a Retirement Plan covering Greg Foster, CEO of IMAX Entertainment and Senior Executive Vice President of the Company. The Company has agreed to make a total contribution of $3.2 million over Mr. Foster’s employment term. The Retirement Plan is subject to a vesting schedule based on continued employment with the Company, such that 25% will vest July 2019; 50% will vest July 2022; 75% will vest July 2025; and Mr. Foster will be 100% vested in July 2027. As at December 31, 2017, the Company had an unfunded benefit obligation recorded of $1.0 million (December 31, 2016 — $0.5 million).

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In addition, IMAX films generate box office in 75 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. dollar could have an impact on the Company’s reported gross box office and revenues. The Company has incoming cash flows from its revenue generating theaters and ongoing operating expenses in China through its majority-owned subsidiary IMAX (Shanghai) Multimedia Technology Co., Ltd. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net Renminbi and Japanese Yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Renminbi, Japanese Yen, Euros and Canadian dollars.

The Company manages its exposure to foreign exchange rate risks through the Company’s regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

The Company’s subsidiaries, IMAX (Shanghai) Multimedia Technology Co., Ltd. and IMAX (Shanghai) Theatre Technology Services Co. Ltd., held approximately 213.0 million Renminbi ($32.6 million U.S. dollars) in cash and cash equivalents in the PRC as at December 31, 2017 (December 31, 2016 — 218.2 million Renminbi or $31.5 million U.S. dollars) and are required to transact locally in Renminbi. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administrative of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the China government are beyond the control of the Company, however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements.

For the year ended December 31, 2017, the Company recorded a foreign exchange net gain of $1.0 million as compared to a foreign exchange net loss of $0.9 million in 2016, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company has entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2018 and 2019. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. All foreign currency forward contracts held by the Company as at December 31, 2017, are designated and qualify as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statements of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The notional value of foreign currency hedging instruments at December 31, 2017 was $35.2 million (December 31, 2016 — $37.8 million). A gain of $2.5 million was recorded to Other Comprehensive Income with respect to the depreciation/appreciation in the value of these contracts in 2017 (2016 — gain of $1.0 million). A gain of $0.8 million was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses in 2017 (2016 — loss of $3.1 million). Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At December 31, 2017, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros translated into U.S. dollars was $90.1 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2017, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $9.0 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at December 31, 2017, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million for every $10.0 million in Canadian denominated expenditures.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at December 31, 2017 and 2016 the Company had not drawn down on its Credit Facility.

As at December 31, 2017, the Company had drawn down $25.7 million on its Playa Vista Loan (December 31, 2016 — $27.7 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in LIBOR. The Company had variable rate debt instruments representing 9.8% and 12.0% of its total liabilities at December 31, 2017 and 2016, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at December 31, 2017.

Item 8.	Financial Statements and Supplementary Data

************

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of IMAX Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of IMAX Corporation and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes, and the schedule of valuation and qualifying accounts for each of the three years in the period then ended December 31, 2017 appearing on page 140 (collectively referred to as the consolidated financial statements). We also have audited the entity’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the entity as of December 31, 2017 and December 31, 2016 and its consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America (US GAAP). Also in our opinion, the entity maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in accounting principle

As discussed in note 3 to the consolidated financial statements, the entity changed the manner in which it accounts for the income tax effect of the intra-entity transfers of assets other than inventory in 2017.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the entity’s consolidated financial statements and on the entity’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the entity in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and limitations of internal control over financial reporting

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada

February 27, 2018

We have served as the entity’s auditor since 1987, which includes periods before the entity became subject to SEC reporting requirements.

IMAX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

	As at December 31,
	2017	2016
Assets
Cash and cash equivalents	$158,725	$204,759
Accounts receivable, net of allowance for doubtful accounts of $1,613 (December 31, 2016 — $1,250)	130,546	96,349
Financing receivables (notes 4 and 19(c))	129,494	122,125
Inventories (note 5)	30,788	42,121
Prepaid expenses	7,549	6,626
Film assets (note 6)	5,026	16,522
Property, plant and equipment (note 7)	276,781	245,415
Other assets (notes 8 and 19(e))	26,757	33,195
Deferred income taxes (note 9)	30,708	20,779
Other intangible assets (note 10)	31,211	30,416
Goodwill	39,027	39,027

Total assets	$866,612	$857,334

Liabilities
Bank indebtedness (note 11)	$25,357	$27,316
Accounts payable	24,235	19,990
Accrued and other liabilities (notes 6, 12, 13, 14(c), 19(b), 19(d), 20 and 22)	100,140	93,208
Deferred revenue	113,270	90,266

Total liabilities	263,002	230,780

Commitments and contingencies (notes 12 and 13)

Non-controlling interests (note 21)	1,353	4,980

Shareholders’ equity
Capital stock (note 14) common shares — no par value. Authorized — unlimited number. 64,902,201 — issued and 64,695,550 — outstanding (December 31, 2016 — 66,224,467 — issued and 66,159,902 — outstanding)	445,797	439,213
Less: Treasury stock, 206,651 shares at cost (December 31, 2016 — 64,565)	(5,133)	(1,939)
Other equity	175,300	177,304
Accumulated deficit	(87,592)	(47,366)
Accumulated other comprehensive loss	(626)	(5,200)

Total shareholders’ equity attributable to common shareholders	527,746	562,012
Non-controlling interests (note 21)	74,511	59,562

Total shareholders’ equity	602,257	621,574

Total liabilities and shareholders’ equity	$866,612	$857,334

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues
Equipment and product sales (note 15(c))	$103,294	$122,382	$118,937
Services (note 15(c))	195,594	166,862	161,964
Rentals (note 15(c))	72,281	77,315	83,651
Finance income	9,598	9,500	9,112
Other (note 15(a))	—	1,275	141

	380,767	377,334	373,805

Costs and expenses applicable to revenues (note 2(m))
Equipment and product sales	48,172	69,680	63,635
Services (note 15(c))	120,629	83,780	70,855
Rentals	26,720	21,086	20,027
Other	—	110	—

	195,521	174,656	154,517

Gross margin	185,246	202,678	219,288
Selling, general and administrative expenses (note 15(b)) (including share-based compensation expense of $20.4 million, $30.5 million and $21.9 million for 2017, 2016 and 2015, respectively)	110,400	124,745	115,345
Research and development	20,855	16,315	12,730
Amortization of intangibles	3,019	2,079	1,860
Receivable provisions, net of recoveries (note 16)	2,647	954	752
Asset impairments (notes 7 and 19(e))	1,225	417	830
Exit costs, restructuring charges and associated impairments (note 22)	16,174	—	—

Income from operations	30,926	58,168	87,771
Interest income	1,027	1,490	968
Interest expense	(1,942)	(1,805)	(1,661)

Income from operations before income taxes	30,011	57,853	87,078
Provision for income taxes	(16,790)	(16,212)	(20,052)
Loss from equity-accounted investments, net of tax	(703)	(2,321)	(2,402)

Net income	12,518	39,320	64,624
Less: net income attributable to non-controlling interests (note 21)	(10,174)	(10,532)	(8,780)

Net income attributable to common shareholders	$2,344	$28,788	$55,844

Net income per share attributable to common shareholders - basic and diluted: (note 14(d))

Net income per share — basic	$0.04	$0.43	$0.79

Net income per share — diluted	$0.04	$0.42	$0.78

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

	Years Ended December 31,
	2017	2016	2015
Net income	$12,518	$39,320	$64,624

Unrealized defined benefit plan actuarial gain (note 20(a))	1,004	159	180
Unrealized postretirement benefit plans actuarial gain (notes 20(c) and 20(d))	125	184	79
Amortization of postretirement benefit plan actuarial loss (note 20(c))	—	69	135
Unrealized net gain (loss) from cash flow hedging instruments (note 19(d))	2,545	1,049	(5,881)
Realization of cash flow hedging net (gain) loss upon settlement (note 19(d))	(824)	3,078	3,217
Foreign currency translation adjustments (note 2)	3,618	(2,851)	(2,121)

Other comprehensive income (loss), before tax	6,468	1,688	(4,391)
Income tax (expense) benefit related to other comprehensive income (loss) (note 9(h))	(746)	(1,180)	511

Other comprehensive income (loss), net of tax	5,722	508	(3,880)

Comprehensive income	18,240	39,828	60,744
Less: Comprehensive income attributable to non-controlling interests	(11,322)	(8,797)	(9,196)

Comprehensive income attributable to common shareholders	$6,918	$31,031	$51,548

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Years Ended December 31,
	2017	2016	2015
Cash provided by (used in):
Operating Activities
Net income	$12,518	$39,320	$64,624
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization (notes 17(c) and 18(a))	66,807	46,485	42,803
Write-downs, net of recoveries (notes 17(d) and 18(a))	29,568	5,940	3,725
Change in deferred income taxes	(4,017)	4,940	(1,336)
Stock and other non-cash compensation	24,075	31,586	22,379
Unrealized foreign currency exchange (gain) loss	(502)	462	785
Loss from equity-accounted investments	306	2,685	3,838
Gain on non-cash contribution to equity-accounted investees	397	(364)	(1,436)
Investment in film assets	(34,645)	(22,308)	(15,119)
Changes in other non-cash operating assets and liabilities (note 17(a))	(9,141)	(30,874)	(36,058)

Net cash provided by operating activities	85,366	77,872	84,205

Investing Activities
Purchase of property, plant and equipment	(24,143)	(15,278)	(43,257)
Investment in joint revenue sharing equipment	(42,634)	(42,910)	(28,474)
Investment in new business ventures	(1,606)	(1,911)	(2,000)
Acquisition of other intangible assets	(5,214)	(4,787)	(5,065)

Net cash used in investing activities	(73,597)	(64,886)	(78,796)

Financing Activities
Increase in bank indebtedness (note 11)	—	—	25,290
Repayment of bank indebtedness (note 11)	(2,000)	(2,000)	(333)
Repurchase of common shares	(46,140)	(116,518)	(34,276)
Settlement of restricted share units and options	(20,331)	(17,889)	(10,000)
Exercise of stock options	16,668	13,113	35,609
Taxes paid on secondary sales and repatriation dividend	—	(2,443)	—
Treasury stock repurchased for future settlement of restricted share units	(5,133)	(1,996)	—
Taxes withheld and paid on employee stock awards vested	(600)	(528)	(520)
Issuance of subsidiary shares to non-controlling interests - private offering	—	2,479	40,000
Share issuance costs from the issuance of subsidiary shares to non-controlling interests - private offering	—	—	(2,000)
Issuance of subsidiary shares to non-controlling interests - public offering	—	—	178,226
Share issuance expenses - public offering	—	—	(16,257)
Dividends paid to non-controlling interests	—	—	(9,511)
Credit facility amendment fees paid	—	—	(1,533)

Net cash (used in) provided by financing activities	(57,536)	(125,782)	204,695

Effects of exchange rate changes on cash	(267)	106	842

(Decrease) increase in cash and cash equivalents during year	(46,034)	(112,690)	210,946
Cash and cash equivalents, beginning of year	204,759	317,449	106,503

Cash and cash equivalents, end of year	$158,725	$204,759	$317,449

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars)

	Common Shares Issued and Outstanding	Capital Stock	Other Equity	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Shareholders’ Equity
Balance as at December 31, 2014	68,988,050	$344,862	$47,319	$(6,259)	$(3,147)	$—	$382,775
Net income	—	—	—	64,624	—	—	64,624
Other comprehensive loss, net of tax	—	—	—	—	(4,296)	416	(3,880)
Net income attributable to non-controlling interests	—	—	—	(8,780)	—	9,113	333
Paid-in capital for non-employee stock options granted	—	—	81	—	—	—	81
Employee stock options exercised	1,650,643	49,756	(14,278)	—	—	—	35,478
Non-employee stock options exercised	9,000	206	(75)	—	—	—	131
Paid-in capital for employee stock options granted	—	—	12,225	—	—	—	12,225
Paid-in capital for restricted share units granted	—	—	8,075	—	—	—	8,075
Restricted share units vested (net of shares withheld for tax)	25,551	626	(1,151)	—	—	—	(525)
Restricted share units vested and issued to employees purchased on open market	—	—	(6,203)	—	—	—	(6,203)
Stock options exercises settled from treasury shares purchased on open market	—	—	(3,797)	—	—	—	(3,797)
Repurchase of common shares	(1,000,000)	(5,390)	—	(28,886)	—	—	(34,276)
Accretion charges associated with redeemable common stock	—	—	—	(769)	—	—	(769)
Utilization of windfall tax benefits from vested restricted share units and expensed stock options	—	—	529	—	—	—	529
Issuance of subsidiary shares, initial public offering	—	71,291	106,935	—	—	—	178,226
Share issuance expenses, initial public offering	—	(13,041)	(3,216)	—	—	—	(16,257)
Dividends paid	—	—	—	—	—	(9,511)	(9,511)
Tax impact of sale of subsidiary shares in initial public offering	—	—	(12,450)	—	—	—	(12,450)
Reduction in non-controlling interest value upon qualified initial public offering	—	—	29,100	—	—	(29,100)	—
Conversion of Class C Shares upon initial public offering	—	—	—	—	—	79,041	79,041

Balance as at December 31, 2015	69,673,244	$448,310	$163,094	$19,930	$(7,443)	$49,959	$673,850
Retrospective adjustment related to forfeiture rate	—	—	5,331	(4,431)	—	—	900
Net income	—	—	—	39,320	—	—	39,320
Other comprehensive income, net of tax	—	—	—	—	2,243	(1,735)	508
Net income attributable to non-controlling interests	—	—	—	(10,532)	—	11,338	806
Paid-in capital for non-employee stock options granted	—	—	30	—	—	—	30
Employee stock options exercised	347,814	11,431	(3,139)	—	—	—	8,292
Fair value of stock options exercised at the grant date	—	3,139	—	—	—	—	3,139
Paid-in capital for employee stock options granted	—	—	13,766	—	—	—	13,766
Paid-in capital for restricted share units granted	—	—	16,493	—	—	—	16,493
Restricted share units vested (net of shares withheld for tax)	52,631	1,198	(14,731)	—	—	—	(13,533)
Stock options exercises settled from treasury shares purchased on open market	—	—	(5,224)	—	—	—	(5,224)
Cash received from the issuance of common shares in excess of par value	—	—	1,684	—	—	—	1,684
Repurchase of common shares	(3,849,222)	(24,865)	—	(91,653)	—	—	(116,518)
Shares held in treasury	(64,565)	(1,939)	—	—	—	—	(1,939)

Balance as at December 31, 2016	66,159,902	$437,274	$177,304	$(47,366)	$(5,200)	$59,562	$621,574
Retrospective adjustment related to intra-entity transfers	—	—	—	(8,314)	—	—	(8,314)
Net income	—	—	—	12,518	—	—	12,518
Other comprehensive income, net of tax	—	—	—	—	4,574	1,148	5,722
Net income attributable to non-controlling interests	—	—	—	(10,174)	—	13,801	3,627
Paid-in capital for non-employee stock options granted	—	—	17	—	—	—	17
Employee stock options exercised	405,229	14,652	(3,542)	—	—	—	11,110
Fair value of stock options exercised at the grant date	—	3,542	—	—	—	—	3,542
Paid-in capital for employee stock options granted	—	—	5,496	—	—	—	5,496
Paid-in capital for restricted share units granted	—	—	17,157	—	—	—	17,157
Restricted share units vested (net of shares withheld for tax)	7,127	274	(14,756)	—	—	—	(14,482)
Stock options exercises settled from treasury shares purchased on open market	66,093	—	(8,393)	—	—	—	(8,393)
Cash received from the issuance of common shares in excess of par value	—	—	2,017	—	—	—	2,017
Repurchase of common shares	(1,736,150)	(11,884)	—	(34,256)	—	—	(46,140)
Shares held in treasury	(206,651)	(3,194)	—	—	—	—	(3,194)

Balance as at December 31, 2017	64,695,550	$440,664	$175,300	$(87,592)	$(626)	$74,511	$602,257

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

1. Description of the Business

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), is an entertainment technology company specializing in digital and film-based motion picture technologies, whose principal activities are the:

•	design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 75 countries as at December 31, 2017;

•	production, digital re-mastering, post-production and/or distribution of certain films shown throughout the IMAX theater network;

•	provision of other services to the IMAX theater network, including ongoing maintenance and extended warranty services for IMAX theater systems;

•	operation of certain theaters primarily in the United States; and

•	other activities, which includes short-term rental of cameras and aftermarket sales of projector system components.

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

The Company has 11 film and content related companies that are VIEs. For five of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. The majority of these consolidated assets are held by the IMAX Original Film Fund (the “Original Film Fund”) and the virtual reality fund (the “VR Fund”) as described in note 21(b). For the other six film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. A loss in value of an investment other than a temporary decline is recognized as a charge to the consolidated statements of operations.

Total assets and liabilities of the Company’s consolidated VIEs are as follows:

	December 31,	December 31,
	2017	2016
Total assets	$7,539	$10,346
Total liabilities	7,178	6,368

Total assets and liabilities of the VIE entities which the Company does not consolidate are as follows:

	December 31,	December 31,
	2017	2016
Total assets	$448	$444
Total liabilities	388	363

The Company’s exposure, which is determined based on the level of funding contributed by the Company and the development stage of the respective film, is $nil at December 31, 2017 (2016 — $nil).

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

(d) Accounts Receivable and Financing Receivables

Allowances for doubtful accounts receivable are based on the Company’s assessment of the collectability of specific customer balances, which is based upon a review of the customer’s credit worthiness, past collection history and the underlying asset value of the equipment, where applicable. Interest on overdue accounts receivable is recognized as income as the amounts are collected.

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

Once a net investment in lease or financing receivable is considered impaired, the Company does not recognize interest income until the collectability issues are resolved. When finance income is not recognized, any payments received are applied against outstanding gross minimum lease amounts receivable or gross receivables from financed sales. Once the collectability issues are resolved, the Company will once again commence the recognition of interest income.

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

(h) Other Assets

Other assets include lease incentives, deferred selling costs that are direct and incremental to the acquisition of sales contracts, various investments, insurance recoverable, foreign currency derivatives, deferred charges on debt financing, and prepaid taxes.

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

For arrangements entered into or materially modified after January 1, 2011, consideration is allocated to each unit of accounting based on the unit’s relative selling prices. The Company uses vender-specific objective evidence of selling price (VSOE) when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. VSOE is established for the Company’s System Deliverable, maintenance and extended warranty services and film license arrangements. The Company uses a best estimate of selling price (BESP) for units of accounting that do not have VSOE or third-party evidence of selling price. The Company determines BESP for a deliverable by considering multiple factors including the Company’s historical pricing practices, product class, market competition and geography.

Sales Arrangements

For arrangements qualifying as sales, the revenue allocated to the System Deliverable is recognized in accordance with the Revenue Recognition Topic of the FASB ASC, when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater, provided there is persuasive evidence of an arrangement, the price is fixed or determinable and collectability is reasonably assured.

The initial revenue recognized consists of the initial payments received and the present value of any future initial payments and fixed minimum ongoing payments that have been attributed to this unit of accounting. Contingent payments in excess of the fixed minimum ongoing payments are recognized when reported by theater operators, provided collectability is reasonably assured.

The Company has also agreed, on occasion, to sell equipment under lease or at the end of a lease term. Consideration agreed to for these lease buyouts is included in revenues from equipment and product sales, when persuasive evidence of an arrangement exists, the fees are fixed or determinable, collectability is reasonably assured and title to the theater system passes from the Company to the customer.

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

For sales-type leases, the revenue allocated to the System Deliverable is recognized when the lease term commences, which the Company deems to be when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition; (ii) the 3D glasses cleaning machine, if applicable, has been delivered; (iii) projectionist training has been completed; and (iv) the earlier of (a) receipt of the written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater, provided collectability is reasonably assured.

The initial revenue recognized for sales-type leases consists of the initial payments received and the present value of future initial payments and fixed minimum ongoing payments computed at the interest rate implicit in the lease. Contingent payments in excess of the fixed minimum payments are recognized when reported by theater operators, provided collectability is reasonably assured.

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

Revenues from joint revenue sharing arrangements with upfront payments that qualify for classification as sales and sales-type leases are recognized in accordance with the sales and sales-type lease criteria discussed above. Contingent revenues from joint revenue sharing arrangements are recognized as box-office results and concessions revenues are reported by the theater operator, provided collectability is reasonably assured.

Finance Income

Finance income is recognized over the term of the sales-type lease or financed sales receivable, provided collectability is reasonably assured. Finance income recognition ceases when the Company determines that the associated receivable is not collectible.

Finance income is suspended when the Company identifies a theater that is delinquent, non-responsive or not negotiating in good faith with the Company. Once the collectability issues are resolved the Company will resume recognition of finance income.

Improvements and Modifications

Improvements and modifications to the theater system after installation are treated as separate revenue transactions, if and when the Company is requested to perform these services. Revenue is recognized for these services when the performance of the services has been completed, provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectability is reasonably assured.

Cost of Equipment and Product Sales

Theater systems and other equipment subject to sales-type leases and sales arrangements includes the cost of the equipment and costs related to project management, design, delivery and installation supervision services as applicable. The costs related to theater systems under sales and sales-type lease arrangements are relieved from inventory to costs and expenses applicable to revenues-equipment and product sales when revenue recognition criteria are met. In addition, the Company defers direct selling costs such as sales commissions and other amounts related to these contracts until the related revenue is recognized. These costs included in costs and expenses applicable to revenues-equipment and product sales, totaled $2.7 million in 2017 (2016 — $3.3 million; 2015 — $3.4 million). The cost of equipment and product sales prior to direct selling costs was $45.5 million in 2017 (2016 — $66.5 million; 2015 — $60.2 million). The Company may have warranty obligations at or after the time revenue is recognized which require replacement of certain parts that do not affect the functionality of the theater system or services. The costs for warranty obligations for known issues are accrued as charges to costs and expenses applicable to revenues-equipment and product sales at the time revenue is recognized based on the Company’s past historical experience and cost estimates.

Cost of Rentals

For theater systems and other equipment subject to an operating lease or placed in a theater operators’ venue under a joint revenue sharing arrangement, the cost of equipment and those costs that result directly from and are essential to the arrangement, is included within property, plant and equipment. Depreciation and impairment losses, if any, are included in cost of rentals based on the accounting policy set out in note 2(g). Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned, which is typically the month of installation. These costs totaled $1.6 million in 2017 (2016 — $1.8 million; 2015 — $1.1 million). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $2.6 million in 2017 (2016 — $0.9 million; 2015 — $1.9 million).

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

Film Production and IMAX DMR Services

In certain film arrangements, the Company produces a film financed by third parties whereby the third party retains the copyright and the Company obtains exclusive distribution rights. Under these arrangements, the Company is entitled to receive a fixed fee or to retain as a fee the excess of funding over cost of production (the “production fee”). The third parties receive a portion of the revenues received by the Company from distributing the film, which is charged to costs and expenses applicable to revenues-services. The production fees are deferred, and recognized as a reduction in the cost of the film based on the ratio of the Company’s distribution revenues recognized in the current period to the ultimate distribution revenues expected from the film. Film exploitation costs, including advertising and marketing totaled $15.4 million in 2017 (2016 — $17.5 million; 2015 — $13.3 million) and are recorded in costs and expenses applicable to revenues-services as incurred.

Revenue from film production services where the Company does not hold the associated distribution rights are recognized in Services revenues when performance of the contractual service is complete, provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collectability is reasonably assured.

Revenues from digitally re-mastering (IMAX DMR) films where third parties own or hold the copyrights and the rights to distribute the film are derived in the form of processing fees and recoupments calculated as a percentage of box-office receipts generated from the re-mastered films. Processing fees are recognized as Services revenues when the performance of the related re-mastering service is completed provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectability is reasonably assured. Recoupments, calculated as a percentage of box-office receipts, are recognized as Services revenue when box-office receipts are reported by the third party that owns or holds the related film rights, provided collectability is reasonably assured.

Losses on film production and IMAX DMR services are recognized as costs and expenses applicable to revenues-services in the period when it is determined that the Company’s estimate of total revenues to be realized by the Company will not exceed estimated total production costs to be expended on the film production and the cost of IMAX DMR services.

Film Distribution

Revenue from the licensing of films is recognized in Services revenues when persuasive evidence of a licensing arrangement exists, the film has been completed and delivered, the license period has begun, the fee is fixed or determinable and collectability is reasonably assured. When license fees are based on a percentage of box-office receipts, revenue is recognized when box-office receipts are reported by exhibitors, provided collectability is reasonably assured. Film exploitation costs, including advertising and marketing, totaled a recovery of $0.7 million in 2017 (2016 — expense of $2.2 million; 2015 — recovery of $0.1 million) and are recorded in costs and expenses applicable to revenues-services as incurred.

Film Post-Production Services

Revenues from post-production film services are recognized in Services revenues when performance of the contracted services is complete provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectability is reasonably assured.

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

Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income (loss) and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations.

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

(q) Pension Plans and Postretirement Benefits

The Company has a defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”). As the Company’s SERP is unfunded, as at December 31, 2017, a liability is recognized for the projected benefit obligation.

Assumptions used in computing the defined benefit obligations are reviewed annually by management in consultation with its actuaries and adjusted for current conditions. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefits cost are recognized as a component of other comprehensive income. Amounts recognized in accumulated other comprehensive income including unrecognized actuarial gains or losses and prior service costs are adjusted as they are subsequently recognized in the consolidated statement of operations as components of net periodic benefit cost. Prior service costs resulting from the pension plan inception or amendments are amortized over the expected future service life of the employees, cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation are amortized over the expected average remaining service life of the employees, and current service costs are expensed when earned. The remaining weighted average future service life of the employee used in computing the defined benefit obligation for the year ended December 31, 2017 was 2.0 years.

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

3. New Accounting Standards and Accounting Changes

Adoption of New Accounting Policies

The Company adopted several standards on January 1, 2017, which are effective for annual periods ending after December 31, 2016, and for annual and interim periods thereafter, which did not have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740)”. The purpose of ASU 2016-16 is to eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments require the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company elected to early adopt ASU 2016-16 during the first quarter of 2017. The impact from the adoption was reflected in the Company’s consolidated financial statements on a modified retrospective basis resulting in an increase to Accumulated deficit of $8.3 million, a decrease to Other assets of $14.8 million, an increase to Deferred taxes of $7.9 million and an increase to Accrued and other liabilities of $1.4 million.

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The purpose of ASU 2016-12 is to clarify certain narrow aspects of Topic 606 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical corrections.

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

In November 2017, the FASB issued ASU No. 2017-14, to eliminate or amend from the FASB Accounting Standards Codification Topic 220, Topic 605 and Topic 606 certain SEC paragraphs.

For public companies, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, and ASU 2017-14 which are all related to Topic 606, are effective for interim and annual reporting periods beginning after December 15, 2017.

Effective January 1, 2018, for the 2018 fiscal year, the Company adopted Topic 606, “Revenue from Contracts with Customers” (ASC 606) utilizing the modified retrospective approach with a cumulative catch up adjustment and will provide additional disclosures comparing results to previous U.S. GAAP in its 2018 consolidated financial statements. The Company plans to apply the new revenue standard only to contracts not completed as of the date of initial application, referred to as open contracts. All system sales and maintenance contracts with the existing network of IMAX theaters and the backlog of sales contracts make up a significant majority of the Company’s open contracts at any point in time. DMR arrangements where the film continues to be shown by the Company’s exhibitor partners, film distribution arrangements with remaining terms, aftermarket sales orders that have been received but for which control of the assets has not yet transferred to the customer are all also considered open contracts.

The Company’s revenues from the sales of projection systems, provision of maintenance services, sale of aftermarket 3D glasses and parts, conversion of film content into the IMAX DMR format, distribution of documentary film content and the provision of post production services are within the scope of the standard. The Company’s joint revenue sharing revenue arrangements, with the exception of those where the title transfers to the customer prior to recognition of the system revenue (hybrid sales arrangements), are not in scope of the standard due to their classification as leases. Similarly, any system revenue transactions classified as sales-type leases are excluded from the provisions of the new standard.

The Company has assessed its performance obligations under its arrangements pursuant to ASC 606 and has concluded that there are no significant differences between the performance obligations required to be units of account under ASC 606 and the deliverables considered to be units of account under ASC 605. Specifically, the Company has concluded that its “System Deliverable”, which consists of a theater system (projector, sound system, screen system and, if applicable, 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation services, and projectionist training; a license to use the IMAX brand to market the theater; 3D glasses; maintenance and extended warranty services; and potentially the licensing of films. remains unchanged when considered under ASC 606.

Certain of the Company’s revenue streams will be impacted by the variable consideration provisions of the new standard. The arrangements for the sale of projection systems include indexed minimum payment increases over the term of the arrangement, as well as provision for additional payments in excess of the minimum agreed payments in situations where the theater exceeds certain box office thresholds. Both contract provisions constitute variable consideration under the new standard that, subject to constraints to ensure significant reversal of revenues do not occur, require estimation and recognition at the point of revenue recognition, which is at the earlier of client acceptance of the installation of the system, including projectionist training, and the theater’s opening to the public. As this variable consideration extends through the entire term of the arrangement, which typically last 10 years, the Company applies constraints to its estimates and recognizes the variable consideration on a discounted present value basis at recognition. Under the previous standard, these amounts were recognized as reported by exhibitors (or customers) in future periods.

In certain joint revenue sharing arrangements, specifically the Company’s hybrid sales arrangements, the Company’s arrangements call for sufficient upfront revenues to cover the cost of the arrangement, with monthly payments calculated based on the theater’s net box office earned. Title and control of the projection system transfer to the customer at the point of revenue recognition, which is the earlier of client acceptance of the theater installation, including projectionist training, and theater opening to the public. Under the new revenue recognition standard, the percentage payment is considered variable consideration that must be estimated and recognized at the time of initial revenue recognition. Using box office projections and the Company’s history with theater and box office experience, the Company estimates the amount of percentage payment earned over the life of the arrangement, subject to sufficient constraint such that there is not a risk of significant revenue reversal. Under the previous recognition standard, these amounts were recognized as reported by exhibitors (or customers) in future periods. As a result, the Company does not believe that hybrid sales arrangements should be considered as part of the Joint Revenue Sharing Arrangement segment since the revenue recognition patterns of the arrangements now very closely resemble those of the traditional sale arrangements.

The Company’s arrangements include a requirement for the provision of maintenance services over the life of the arrangement, subject to a consumer price index increase on renewal each year. Under the new standard, the Company has included the future consideration from the provision of maintenance services in the relative selling price calculation at revenue recognition. The amount allocated to maintenance services is deferred and recognized over the full life of the arrangement. As the maintenance services are a stand ready obligation revenue is recognized evenly over time, which is consistent with past treatment. Under the previous recognition standard, only the first year’s extended warranty and maintenance services included as part of the upfront consideration received by the Company was included in the relative selling price allocation to determine the allocation of consideration between deliverables, while the future years maintenance services were recognized and amortized over each year’s renewal term. The Company does not expect a significant change in the allocation of consideration between performance obligations to arise as a result of this change.

The DMR and Film Distribution revenue streams fall under the variable consideration exemption for sales- or usage-based royalties. While the Company does not hold rights to the intellectual property in the form of the film content, the Company is being reimbursed for the application of its intellectual property in the form of its patented DMR processes used in the creation of new intellectual property in the form of an IMAX DMR version of film. The Company’s Film Distribution revenues are strictly from the license of its intellectual property in the form of documentary film content to which the Company holds distribution rights.

The Company’s remaining revenue streams are not significantly impacted by the new standard. The Company’s balance sheet will require adjustment for contract assets and liabilities arising from the variable consideration calculations noted above.

At this point, the Company is in the process of calculating the opening retained earnings impacts of the above. The Company is implementing changes to its revenue accounting system, processes and internal controls over revenue recognition as part of the adoption of the new standard.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). The purpose of the amendment is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, the amendments in ASU 2017-01 are effective for interim and annual reporting periods beginning after December 15, 2017. The adoption of this standard in January 2018 did not have a material impact to the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The purpose of the amendment is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. For public entities, the amendments in ASU

2017-04 are effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact of ASU 2017-04 on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). The amendment requires the service cost component of net periodic benefit cost be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period and other components of the net periodic benefit cost be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. For public entities, the amendments in ASU 2017-07 are effective for interim and annual reporting periods beginning after December 15, 2017. The adoption of this standard in January 2018 did not have a material impact to the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock compensation (Topic 718): Scope of modification accounting” (“ASU 2017-09”). The purpose of the amendment is to clarify which changes to the terms or condition of a share-based payment award require an entity to apply modification accounting. For all entities that offer share based payment awards, ASU 2017-09 are effective for interim and annual reporting periods beginning after December 15, 2017. The adoption of this standard in January 2018 did not have a material impact to the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815)”. The purpose of the amendment is to better align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. For public entities, the amendments in ASU 2017-12 are effective for interim and annual reporting periods beginning after December 15, 2018. The Company is currently assessing the impact of ASU 2017-12 on its consolidated financial statements.

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. Accounting standards updates that are not noted above were assessed and determined to be not applicable or not significant to the Company’s consolidated financial statements for the period ended December 31, 2017.

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

(b) Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	As at December 31,
	2017	2016
Gross minimum lease payments receivable	$8,537	$10,466
Unearned finance income	(1,147)	(1,710)

Minimum lease payments receivable	7,390	8,756
Accumulated allowance for uncollectible amounts	(155)	(672)

Net investment in leases	7,235	8,084

Gross financed sales receivables	162,522	154,301
Unearned finance income	(39,341)	(39,766)

Financed sales receivables	123,181	114,535
Accumulated allowance for uncollectible amounts	(922)	(494)

Net financed sales receivables	122,259	114,041

Total financing receivables	$129,494	$122,125

Net financed sales receivables due within one year	$25,455	$21,980
Net financed sales receivables due after one year	$96,804	$92,061

In 2017, the financed sales receivables had a weighted average effective interest rate of 9.1% (2016 — 9.3%).

(c) Contingent Fees

Contingent fees that meet the Company’s revenue recognition policy, from customers under various theater system arrangements, have been reported in revenue as follows:

	Years Ended December 31,
	2017	2016	2015
Sales	$2,613	$3,308	$2,492
Sales-type leases	53	375	363
Operating leases	185	602	901

Subtotal - sales, sales-type leases and operating leases	2,851	4,285	3,756
Joint revenue sharing arrangements	70,779	73,976	82,016

	$73,630	$78,261	$85,772

(d) Future Minimum Rental Payments

Future minimum rental payments receivable from operating and sales-type leases at December 31, 2017, for each of the next five years are as follows:

	Operating Leases	Sales-Type Leases
2018	$484	$1,503
2019	166	1,456
2020	69	1,331
2021	69	1,306
2022	70	899
Thereafter	215	1,655

Total	$1,073	$8,150

Total future minimum rental payments receivable from sales-type leases at December 31, 2017 exclude $0.4 million which represents amounts billed but not yet received.

5. Inventories

	As at December 31,
	2017	2016
Raw materials	$21,206	$28,000
Work-in-process	2,601	3,818
Finished goods	6,981	10,303

	$30,788	$42,121

At December 31, 2017, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $4.9 million (December 31, 2016 — $2.3 million).

Inventories at December 31, 2017 include impairments and write-downs for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $0.5 million (December 31, 2016 — $0.5 million).

6. Film Assets

	As at December 31,
	2017	2016
Completed and released films, net of accumulated amortization of $158,155 (2016—$128,650)	$3,467	$10,643
Films in production	97	325
Films in development	1,462	5,554

	$5,026	$16,522

The Company expects to amortize film costs of $3.4 million for released films within three years from December 31, 2017 (December 31, 2016 — $4.8 million), including $2.2 million, which reflects the portion of the costs of the Company’s completed films that are expected to be amortized within the next year. The amount of participation payments to third parties related to these films that the Company expects to pay during 2018, which is included in accrued liabilities at December 31, 2017, is $4.5 million (2016 — $4.2 million).

The Company recognized an impairment on its episodic content assets, in its new business segment, of $11.7 million for the year ended December 31, 2017, due to lower than anticipated revenue generated for the television series’ first season. The first season of the series was completed in 2017 and as a result the episodic asset value was $nil as at December 31, 2017.

In 2017, the Company recorded a charge of $5.3 million (December 31, 2016 — $3.0 million) in costs and expenses applicable to revenues – services, after an assessment of the carrying value of certain documentary films and their estimated future box-office was performed.

7. Property, Plant and Equipment

	As at December 31, 2017
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components(1)(2)(3)(4)	$264,259	$103,922	$160,337
Camera equipment	5,757	3,939	1,818

	270,016	107,861	162,155

Assets under construction(5)	23,398	—	23,398

Other property, plant and equipment
Land	8,203	—	8,203
Buildings	74,478	17,364	57,114
Office and production equipment(6)	40,442	22,164	18,278
Leasehold improvements	10,974	3,341	7,633

	134,097	42,869	91,228

	$427,511	$150,730	$276,781

	As at December 31, 2016
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components(1)(2)(3)	$224,890	$89,218	$135,672
Camera equipment	5,739	3,732	2,007

	230,629	92,950	137,679

Assets under construction(5)	18,315	—	18,315

Other property, plant and equipment
Land	8,203	—	8,203
Buildings	69,861	14,877	54,984
Office and production equipment(6)	41,128	21,935	19,193
Leasehold improvements	10,067	3,026	7,041

	129,259	39,838	89,421

	$378,203	$132,788	$245,415

The Company recognized asset impairment charges of $0.3 million (2016 — $0.2 million; 2015 — $0.4 million) against property, plant and equipment after an assessment of the carrying value of certain assets in light of their future expected cash flows.

In addition, as a result of the Company’s recent restructuring activities, certain long-lived assets were deemed to be impaired as the Company’s exit from certain activities limited the future revenue associated with these assets. The Company recognized property, plant and equipment charges of $3.7 million. No such charge was recorded in the year ended December 31, 2016 and 2015.

(1)	Included in theater system components are assets with costs of $8.5 million (2016 — $10.3 million) and accumulated depreciation of $7.2 million (2016 — $8.1 million) that are leased to customers under operating leases.
(2)	Included in theater system components are assets with costs of $249.0 million (2016 — $205.2 million) and accumulated depreciation of $92.9 million (2016 — $75.7 million) that are used in joint revenue sharing arrangements.
(3)	In 2016, the Company identified and wrote off $0.6 million of theater system components upon the upgrade of xenon-based digital systems under operating lease arrangements to laser-based digital systems under sales or sales-type lease arrangements. No such charge was recorded in the year ended December 31, 2017.
(4)	During 2016, the Company signed certain amending agreements which increased the length of the term for all applicable existing and future theaters under joint revenue sharing arrangement. As a result, the Company adjusted the estimated useful life of its theater system components in use for those respective joint revenue sharing theaters, on a prospective basis, to reflect the change in term. This resulted in decreased depreciation expense of $0.1 million in 2016 and $1.0 million in 2017 as well as in each of the next 4 years since the Systems will now be depreciated over a longer useful life.
(5)	Included in assets under construction are components with costs of $15.0 million (2016 — $14.5 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.
(6)	Fully amortized office and production equipment is still in use by the Company. In 2017, the Company identified and wrote off $0.4 million (2016 — $0.7 million) of office and production equipment that is no longer in use and fully amortized.

8. Other Assets

	As at December 31,
	2017	2016
Lease incentives provided to theaters	$7,393	$5,632
Commissions and other deferred selling expenses	3,762	3,352
Other investments	3,516	2,000
Investment in film business	3,484	1,389
Insurance recoverable	2,708	2,708
Investment in content	2,911	522
Foreign currency derivatives	1,447	480
Deferred charges on debt financing and other fees	1,182	1,713
Prepaid taxes (note 9)	—	14,728
Other	354	671

	$26,757	$33,195

9. Income Taxes

(a)    Income (loss) before income taxes by tax jurisdiction are comprised of the following:

	Years Ended December 31,
	2017	2016	2015
Canada	$(17,261)	$21,002	$41,099
United States	(11,895)	505	4,504
China	50,410	41,224	45,818
Ireland	3,632	(9,768)	(10,581)
Other	5,125	4,890	6,238

	$30,011	$57,853	$87,078

(b)    The provision for income taxes related to income (loss) before income taxes is comprised of the following:

	Years Ended December 31,
	2017	2016	2015
Current:
Canada	$(6,898)	$(1,396)	$(10,862)
United States	267	1,756	985
China	(12,724)	(10,131)	(10,591)
Ireland	(735)	(405)	—
Other	(717)	(1,093)	(920)

	(20,807)	(11,269)	(21,388)

Deferred:(1)
Canada	8,748	(3,583)	(518)
United States	(7,109)	(4,359)	147
China	1,405	776	(83)
Ireland	1,085	2,352	1,840
Other	(112)	(129)	(50)

	4,017	(4,943)	1,336

	$(16,790)	$(16,212)	$(20,052)

(1)	For the year ended December 31, 2017, the Company has not adjusted the valuation allowance from the prior year (2016 — $0.1 million decrease) relating to the future utilization of deductible temporary differences, tax credits, and certain net operating loss carryforwards. Also included in the provision for income taxes is the deferred tax related to amounts recorded in and reclassified from other comprehensive income in the year of $0.7 million.

(c)    The provision for income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings due to the following:

	Years Ended December 31,
	2017	2016	2015
Income tax provision at combined statutory rates	$(7,954)	$(15,330)	$(23,081)
Adjustments resulting from:
Stock based compensation	(295)	(565)	2,387
Other non-deductible/non-includable items	(717)	(1,254)	(439)
Decrease (increase) in valuation allowance relating to current year temporary differences	—	129	(16)
Changes to tax reserves	(1,435)	1,628	(453)
U.S. federal and state taxes	(373)	(767)	(27)
Withholding taxes	(1,217)	(786)	(716)
Income tax at different rates in foreign and other provincial jurisdictions	4,147	50	961
Investment and other tax credits (non-refundable)	1,570	2,190	1,597
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	(532)	(1,612)	(242)
Windfall tax (shortfall) benefit	(591)	57	—
Impact of changes due to U.S. tax reform	(9,323)	—	—
Other	(70)	48	(23)

Provision for income taxes, as reported	$(16,790)	$(16,212)	$(20,052)

(d) The net deferred income tax asset is comprised of the following:

	As at December 31,
	2017	2016
Net operating loss carryforwards	$3,306	$2,893
Investment tax credit and other tax credit carryforwards	161	—
Write-downs of other assets	1,219	759
Excess of tax accounting basis in property, plant and equipment, inventories and other assets	9,380	—
Accrued pension liability	6,406	6,571
Accrued stock-based compensation	3,004	12,352
Other accrued reserves	9,615	3,754

Total deferred income tax assets	33,091	26,329
Income recognition on net investment in leases	(2,186)	(3,985)
Excess accounting over tax basis in property, plant and equipment, inventories and other assets	—	(1,368)

	30,905	20,976
Valuation allowance	(197)	(197)

Net deferred income tax asset	$30,708	$20,779

The gross deferred tax assets include a liability of $0.4 million relating to the remaining tax effect resulting from the Company’s defined benefit pension plan, the related actuarial gains and losses, and unrealized net gains and losses on cash flow hedging instruments recorded in accumulated other comprehensive income.

The Company elected to early adopt ASU 2016-16 related to income taxes during the first quarter of 2017. The impact from the adoption was reflected in the Company’s consolidated financial statements on a modified retrospective basis resulting in an increase to Accumulated deficit of $8.3 million, a decrease to Other assets of $14.8 million, an increase to Deferred taxes of $7.9 million and an increase to Accrued and other liabilities of $1.4 million.

The Company recorded income tax expense of $16.8 million for the year-ended December 31, 2017. The effective tax rate for the year of 55.9% was significantly higher than the statutory rate due to the impact of the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017 by the U.S. government. The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to reducing the U.S. federal corporate tax rate from 35% to 21%, and imposing other limitations and changes that limit or eliminate various deductions, including interest expense, performance based compensation for certain executives, and other deductions requiring the re-measurement of deferred tax assets and liabilities. U.S. GAAP requires that the impact of changes to tax legislation be recognized in the period in which the law was enacted.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act when a company does not have all the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and other changes in the legislation the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions the Company may take.

The effect of the re-measurement on deferred taxes is reflected entirely in the period that includes the enactment date and is allocated directly to income tax expense. As of December 31, 2017, the Company can determine a reasonable estimate of the effects of tax reform and is recording that estimate as a provisional amount. The provisional re-measurement of the deferred tax assets and liabilities resulted in a $9.3 million discrete tax provision which increased the effective tax rate by 31.1% for the year. The provisional re-measurement amount may change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities.

The Tax Act also includes a number of other changes including: (a) the imposition of a one-time deemed repatriation tax on accumulated foreign earnings (the “Transition Tax”), (b) a 100% dividends received deduction on dividends from foreign affiliates, (c) a current inclusion in U.S. federal taxable income of earnings of foreign affiliates that are determined to be global intangible low taxed income or “GILTI”, (d) creation of the base erosion anti-abuse tax, or “BEAT”, (e) provision for an effective tax rate of 13.125% for certain income derived from outside of the U.S. (referred to as foreign derived intangible income or “FDII”) and, (f) 100% expensing of qualifying fixed assets acquired after September 27, 2017.

Given that the Company is a Canadian based multinational with subsidiary operations in the US and other foreign jurisdictions a number of these changes are not anticipated to impact the Company. The Company does not expect to be subject to the BEAT, Transition Tax or GILTI given its current legal and tax structures. The Company will be eligible to expense qualifying fixed assets acquired after September 27, 2017, and will be impacted by the additional limitations imposed on the deductibility of executive compensation, and does not expect to be adversely impacted by the limitations placed on the deductibility of interest expense. The impact of the Tax Act may differ from this estimate, during the one-year measurement period due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Act.

As a result, no U.S. income taxes have been provided for any undistributed foreign earnings, or any additional outside basis differences inherent in these foreign entities, as the Company is a Canadian corporation and these amounts continue to be indefinitely reinvested in foreign operations which are owned directly or indirectly.

The Company has not provided Canadian taxes on cumulative earnings of non-Canadian affiliates and associated companies that have been reinvested indefinitely. Taxes are provided for earnings of non-Canadian affiliates and associated companies when the Company determines that such earnings are no longer indefinitely reinvested.

(e)    Estimated U.S. net operating loss carryforwards of $19.0 million and $23.1 million of loss carryforwards in Ireland can be carried forward indefinitely to reduce taxable income. Additional net operating loss carryforwards of $0.6 million in Canada and Japan can be carried forward through to 2029. Investment tax credits and other tax credits can be carried forward to reduce income taxes payable through to 2038.

(f)     Valuation allowance

The provision for income taxes in the year ended December 31, 2017 does not include an adjustment to the valuation allowance (2016 — $0.1 million recovery) in continuing operations. During the year ended December 31, 2017, after considering all available evidence, both positive (including recent and historical profits, projected future profitability, backlog, carryforward periods for, and utilization of net operating loss carryovers and tax credits, discretionary deductions and other factors) and negative (including cumulative losses in past years and other factors), it was concluded that the existing valuation allowance against the Company’s deferred tax assets was appropriate (2016 — $0.1 million decrease). The $0.2 million (2016 — $0.2 million) balance in the valuation allowance as at December 31, 2017 is primarily attributable to certain U.S. state net operating loss carryovers that may expire unutilized.

(g)     Uncertain tax positions

The Company recorded a net increase of $3.3 million related to reserves for income taxes, of which $1.9 million was recorded directly to retained earnings. As at December 31, 2017 and December 31, 2016, the Company had total unrecognized tax benefits (including interest and penalties) of $15.9 million and $12.6 million, respectively, for deductibility of stock based compensation, international withholding taxes and other items. Approximately $15.9 million of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) for the years ended December 31 is as follows:

	2017	2016	2015
Balance at beginning of the year	$12,593	$14,221	$1,972
Additions based on tax positions related to the current year	3,639	314	12,694
Reductions for tax positions of prior years	(195)	(500)	—
Reductions resulting from lapse of applicable statute of limitations and administrative practices	(110)	(1,442)	(445)

Balance at the end of the year	$15,927	$12,593	$14,221

Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations rather than income tax expense. The Company expensed less than $0.1 million in potential interest and penalties associated with its provision for uncertain tax positions for the years ended December 31, 2017 (2016 — less than $0.1 million recovery; 2015 — less than $0.1 million recovery).

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

Cash held outside of North America as at December 31, 2017 was $119.4 million (December 31, 2016 — $117.4 million), of which $32.6 million was held in the People’s Republic of China (“PRC”) (December 31, 2016 — $31.5 million). The Company’s intent is to permanently reinvest these amounts outside of Canada and the Company does not currently anticipate that it will need funds generated from foreign operations to fund North American operations. In the event funds from foreign operations are needed to fund operations in North America and if withholding taxes have not already been previously provided, the Company would be required to accrue and pay these additional withholding tax amounts on repatriation of funds from China to Canada. The Company currently estimates this amount to be $6.9 million.

(h)    Income Tax Effect on Comprehensive Income

The income tax (expense) benefit related to the following items included in other comprehensive income (loss) are:

	Years Ended December 31,
	2017	2016	2015
Unrecognized actuarial gain or loss on defined benefit plan	$(307)	$(41)	$(47)
Unrecognized actuarial gain or loss on postretirement benefit plans	13	(48)	(21)
Amortization of actuarial gain or loss on postretirement benefit plan	—	(18)	(35)
Unrealized change in cash flow hedging instruments	107	(271)	1,543
Realized change in cash flow hedging instruments upon settlement	(559)	(802)	(844)
Foreign currency translation adjustments	—	—	(85)

	$(746)	$(1,180)	$511

10. Other Intangible Assets

	As at December 31, 2017
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$12,184	$7,710	$4,474
Licenses and intellectual property	21,471	7,800	13,671
Other	19,529	6,463	13,066

	$53,184	$21,973	$31,211

	As at December 31, 2016
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$11,395	$7,046	$4,349
Licenses and intellectual property	22,490	7,620	14,870
Other	15,352	4,155	11,197

	$49,237	$18,821	$30,416

Other intangible assets of $19.5 million are comprised mainly of the Company’s investment in an enterprise resource planning system. Fully amortized other intangible assets are still in use by the Company. In 2017, the Company identified and wrote off $0.1 million (2016 — $0.2 million) of patents and trademarks that are no longer in use.

During 2017, the Company acquired $5.2 million in other intangible assets. The net book value of these other intangible assets was $4.6 million as at December 31, 2017. The weighted average amortization period for these additions is 4.9 years.

During 2017, the Company incurred costs of $0.4 million to renew or extend the term of acquired patents and trademarks which were recorded in selling, general and administrative expenses (2016 — $0.2 million).

The estimated amortization expense for each of the years ended December 31, are as follows:

2018	$4,649
2019	4,649
2020	4,649
2021	4,649
2022	4,649

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

The Company was in compliance with all of its requirements at December 31, 2017.

Total amounts drawn and available under the Credit Facility at December 31, 2017 and 2016 were $nil and $200.0 million, respectively.

As at December 31, 2017 and 2016, the Company did not have any letters of credit and advance payment guarantees outstanding under the Credit Facility.

Playa Vista Financing

In 2014, IMAX PV Development Inc., (“PV Borrower”) a wholly-owned subsidiary of the Company, entered into a loan agreement with Wells Fargo to principally fund the costs of development and construction of the Company’s new West Coast headquarters, located in the Playa Vista neighborhood of Los Angeles, California (the “Playa Vista Loan”).

The Playa Vista Loan was fully drawn at $30.0 million and bore interest at a variable interest rate per annum equal to 2.0% above the 30-day LIBOR rate. PV Borrower was required to make monthly payments of combined principal and interest over a 10-year term with a lump sum payment at the end of year 10. The Playa Vista Loan is being amortized over 15 years. The Playa Vista Loan will be fully due and payable on October 19, 2025 (the “Maturity Date”), and may be prepaid at any time without premium, but with all accrued interest and other applicable payments.

The Playa Vista Loan is secured by a deed of trust from PV Borrower in favor of Wells Fargo and other documents evidencing and securing the loan, granting a first lien on and security interest in the Playa Vista property and the Playa Vista project, including all improvements to be constructed thereon. The company has also guaranteed Playa Vista Loan.

The Loan Documents contain affirmative, negative and financial covenants (including compliance with the financial covenants of the Company’s outstanding Credit Facility), agreements, representations, warranties, borrowing conditions, and events of default customary for development projects such as the Playa Vista Project.

Bank indebtedness includes the following:

	As at December 31,
	2017	2016
Playa Vista Loan	25,667	27,667
Deferred charges on debt financing	(310)	(351)

	$25,357	$27,316

Total amounts drawn under the Playa Vista Loan at December 31, 2017 was $25.7 million (December 31, 2016 — $27.7 million) at an effective interest rate of 3.14%, respectively (December 31, 2016 — 2.52%, respectively).

In accordance with the Playa Vista Loan Documents, the Company is obligated to make principal payments on the loan as follows:

2018	$2,000
2019	2,000
2020	2,000
2021	2,000
2022	2,000
Thereafter	15,667

$25,667

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. There is no settlement risk on its foreign currency forward contracts at December 31, 2017, as the fair value exceeded the notional value of the forward contracts. As at December 31, 2017, the Company has $35.2 million in notional value of such arrangements outstanding.

Bank of Montreal Facility

As at December 31, 2017 and 2016, the Company had available a $10.0 million facility with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by Export Development Canada (the “Bank of Montreal Facility”). The Company did not have any letters of credit and advance payment guarantees outstanding as at December 31, 2017 (December 31, 2016 — $0.1 million) under the Bank of Montreal Facility.

12. Commitments

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements can include terms binding the Company to minimum payments and/or penalties if it terminates the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of the Company’s contractual obligations and commitments as at December 31, 2017:

	Payments Due by Fiscal Year
	Total
	Obligations	2018	2019	2020	2021	2022	Thereafter
Purchase obligations	$38,055	$38,055	$—	$—	$—	$—	$—
Pension obligations	20,076	—	—	20,076	—	—	—
Operating lease obligations	24,933	6,226	3,462	1,545	1,364	1,397	10,939
Playa Vista Loan	25,667	2,000	2,000	2,000	2,000	2,000	15,667
Postretirement benefits obligations	4,569	746	613	480	488	420	1,822
Other financial commitments	10,677	6,677	4,000	—	—	—	—

	$123,977	$53,704	$10,075	$24,101	$3,852	$3,817	$28,428

Operating Lease Obligations

The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. The following table summarizes information about the Company’s total rental expenses under operating leases:

	Years Ended December 31,
	2017	2016	2015
Total rent expense	$5,685	$5,106	$4,766

Recorded in the accrued liabilities balance as at December 31, 2017 is $4.1 million (December 31, 2016 — $1.6 million) related to accrued rent and lease inducements being recognized as an offset to rent expense over the term of the respective leases.

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

Letters of Credit and Advance Payment Guarantees

As at December 31, 2017 the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2016 — $nil), under the Credit Facility. As at December 31, 2017 the Company did not have any letters of credit and advance payment guarantees outstanding as compared to $0.1 million as at December 31, 2016, under the Bank of Montreal Facility.

The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At December 31, 2017, $2.3 million (December 31, 2016 —$2.0 million) of commissions have been accrued and will be payable in future periods.

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

(a)    On May 15, 2006, the Company initiated arbitration against Three-Dimensional Media Group, Ltd. (“3DMG”) before the International Centre for Dispute Resolution in New York (the “ICDR”), alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the ICDR unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. The proceeding was suspended on May 4, 2009 due to failure of 3DMG to pay fees associated with the proceeding. The proceeding was further suspended on October 11, 2010 pending resolution of re-examination proceedings involving one of 3DMG’s patents. Following a status conference on April 27, 2016 before the ICDR, the ICDR granted 3DMG leave to amend its answer and counterclaims, and subsequently lifted the stay in this matter. In its amended counterclaims, 3DMG seeks damages for alleged unpaid royalties, damages and other fees under the license and consulting agreements, and the Panel has permitted 3DMG to advance new damage theories. The ICDR held the first phase of a final hearing during the week of July 10, 2017, and the final hearing occurred during the week of October 16, 2017. The parties submitted final briefs in December 2017, and the Panel has scheduled closing oral arguments for March 2018. The Company believes that the amount of loss suffered in connection with the amended counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration. The minimum amount in the range has been used to measure the amount to be accrued for this loss contingency in accordance with FASB ASC Topic 450.

(b)    In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, consisting of past and future rents owed to the Company, plus interest and costs, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India and on June 10, 2013, the Bombay High Court ruled that it had jurisdiction over the proceeding filed by E-City. The Company appealed that ruling to the Supreme Court of India, and on March 10, 2017, the Supreme Court set aside the Bombay High Court’s judgement and dismissed E-City’s petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties. That matter is currently pending. The Company has also taken steps to enforce the ICC final award outside of India. In December 2011, the Ontario Superior Court of Justice issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application, and in October 2015, the New York Supreme Court recognized the Canadian judgment and entered it as a New York judgment. The Company intends to continue pursuing its rights and seeking to enforce the award, although no assurances can be given with respect to the ultimate outcome.

(c)    In March 2013, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), the Company’s majority-owned subsidiary in China, received notice from the Shanghai office of the General Administration of Customs (“Customs Authority”) that it had been selected for a customs audit (the “Audit”). In the course of the Audit, the Customs Authority discovered the underpayment by IMAX Shanghai of the freight and insurance portion of the customs duties and taxes applicable to the importation of certain IMAX theater systems during the period from October 2011 through March 2013. Though IMAX Shanghai’s importation agent accepted responsibility for the error giving rise to the underpayment, the matter was transferred first to the Anti-Smuggling Bureau (the “ASB”) of the Customs Authority and then to the Third Division of Shanghai People’s Procuratorate for further review. During the year ended December 31, 2017, at the request of the ASB, IMAX Shanghai paid approximately $0.15 million to the ASB to satisfy the amount owing as a result of the underpayment. Given that the amount of the underpayment exceeds RMB 200,000 (the applicable ASB threshold), the Company has been advised that the matter may be treated as a criminal rather than as an administrative matter. During the year ended December 31, 2017, IMAX Shanghai recorded an estimate of $0.3 million in respect of fines that it believes are likely to result from the matter. IMAX Shanghai has been advised that the range of potential penalties is between three and five times the underpayment depending on whether the matter is assessed as criminal or administrative; however, the actual amount of any fines or other penalties remains unknown and the Company cautions that these actual fines or other penalties maybe be greater or less than the amount accrued or the expected range.

(d)    On November 11, 2013, Giencourt Investments, S.A. (“Giencourt”) initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida, based on alleged breaches by the Company of its theater agreement and related license agreement with Giencourt. An arbitration hearing for witness testimony was held during the week of December 14, 2015. At the hearing, Giencourt’s expert identified monetary damages of up to approximately $10.4 million, which Giencourt sought to recover from the Company. The Company asserted a counterclaim against Giencourt for breach of contract and sought to recover lost profits in excess of $24.0 million under the agreements. Subsequently, in December 2015, Giencourt made a motion to the panel seeking to enforce a purported settlement of the matter based on negotiations between Giencourt and the Company. The panel held a final hearing with closing arguments in October 2016. On February 7, 2017, the panel issued a Partial Final Award and on July 21, 2017, the panel issued a Final Award (collectively, the “Award”), which held that the parties had reached a binding settlement, and therefore the panel did not reach the merits of the dispute. The Company strongly disputes that discussions about a potential resolution of this matter amounted to an enforceable settlement. In October 2017, the Company filed a petition to vacate the arbitration award in the United States Court for the Southern District of Florida on various grounds, including that the panel exceeded its jurisdiction. At this time, the Company is unable to determine the amounts that it may owe pursuant to the Award, or the timing of any such payments, and therefore no assurances can be given with respect to the ultimate outcome of the matter.

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

Product Warranties

The Company’s accrual for product warranties, that was recorded as part of accrued and other liabilities in the consolidated balance sheets is $0.1 million and less than $0.1 million as at December 31, 2017 and 2016, respectively.

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amount actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the consolidated balance sheet as at December 31, 2017 and December 31, 2016 with respect to this indemnity.

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

(b) Changes during the Year

During the year, the Company settled common shares pursuant to the exercise of stock options for cash proceeds and vesting of RSUs. The settlement of common shares can be either settled through newly issued common shares from treasury or through the purchase of common shares in the open market by the IMAX Long-Term Incentive Plan trustee. The following table summarizes the settlement of stock option and RSU transactions during the year:

	Years Ended December 31,
	2017	2016	2015
Stock options
Issued from treasury	405,229	347,814	1,659,643
Plan trustee purchases	263,112	170,204	102,032

Total stock options exercised	668,341	518,018	1,761,675

Cash proceeds on stock option exercises	$14,652	$11,431	$35,609

RSUs
Issued from treasury	7,127	54,159	25,551
Plan trustee purchases	422,022	394,423	167,469
Shares withheld for tax withholdings	27,630	18,336	14,351

Total RSUs vested	456,779	466,918	207,371

(c) Stock-Based Compensation

The Company issues stock-based compensation to eligible employees, directors, and consultants under the IMAX Corporation Amended and Restated Long-Term Incentive Plan (the “IMAX LTIP”) and the China Long-Term Incentive Plan (the “China LTIP”) as summarized below.

The IMAX LTIP is the Company’s governing document and awards to employees, directors, and consultants under this plan may consist of stock options, RSUs and other awards. Stock options are no longer granted under the Company’s previous approved Stock Option Plan (“SOP”).

A separate stock option plan, the China LTIP, was adopted by a subsidiary of the Company in October 2012.

Compensation costs recorded in the consolidated statements of operations for the Company’s stock-based compensation plans were $23.0 million (2016 — $30.5 million; 2015 — $21.9 million). The following reflects the stock-based compensation expense recorded to the respective financial statement line items:

2017
Cost and expenses applicable to revenues	$1,704
Selling, general and administrative expenses	20,393
Research and development	556
Exit costs, restructuring charges and associated impairments	357

$23,010

As at December 31, 2017, the Company has reserved a total of 10,781,936 (December 31, 2016 — 12,012,572) common shares for future issuance under the SOP and IMAX LTIP. Of the common shares reserved for issuance, there are options in respect of 5,082,100 (December 31, 2016 — 5,190,542) common shares and RSUs in respect of 995,329 (December 31, 2016 — 1,124,180) common shares outstanding at December 31, 2017. At December 31, 2017 options in respect of 3,913,088 (December 31, 2016 —4,001,078) common shares were vested and exercisable.

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

The Company recorded the following expenses related to stock option grants issued to employees and directors in the IMAX LTIP and SOP plans.

	Years Ended December 31,
	2017	2016	2015
Stock option expense	$4,462	$12,795	$10,710

An income tax benefit is recorded in the consolidated statement of operations of $1.0 million for the 2017 stock option expenses and $3.8 million for the year ended December 31, 2016, respectively.

Total stock-based compensation expense related to non-vested employee stock options not yet recognized at December 31, 2017 are as follows:

	Years Ended December 31,
	2017	2016	2015
Expense related to non-vested employee stock options not yet recognized	$7,441	$5,894	$12,575

The weighted average period over which the awards are expected to be recognized are as follows:

	Years Ended December 31,
	2017	2016	2015
Weighted average period awards are expected to be recognized (in years)	2.3	2.3	1.7

The weighted average fair value of all stock options granted to employees and directors at the measurement date and the assumptions used to estimate the average fair value of the stock option are as follow:

	2017	2016	2015
Weighted average fair value per share	$8.31	$8.16	$8.07
Average risk-free interest rate	2.34%	1.67%	1.97%
Expected option life (in years)	4.71 - 5.83	4.44 - 5.24	3.55 - 5.76
Expected volatility	30%	30%	30%
Dividend yield	0%	0%	0%

Stock options to Non-Employees

There were no common share options issued to non-employees in 2017, 2016 or 2015. The following table summarizes certain information about the outstanding stock options related to non-employees:

	Years Ended December 31,
	2017	2016	2015
Weighted average exercise price per share of outstanding stock options	$—	$29.64	$26.79
Number of outstanding stock options	—	17,000	38,750

Weighted average exercise price per share of exercisable stock options	$—	$30.10	$26.34
Number of exercisable stock options	—	15,200	21,525

Aggregate intrinsic value of vested stock options	$—	$123	$198

In 2017, the Company recorded a charge of less than $0.1 million (2016 — less than $0.1 million; 2015 — $0.1 million) to selling, general and administrative expenses related to the non-employee stock options. There were no accrued liabilities related to non-employee stock options as at December 31, 2017 (December 31, 2016 — less than $0.1 million).

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

Pursuant to their terms, upon the occurrence of a qualified initial public offering, the 186,446 Tandem Options issued would forfeit immediately and the related charge would be reversed. As a result of the IMAX China IPO on October 8, 2015, the 186,446 Tandem Options with an average price of $23.70 per share were forfeited immediately. The Company recorded a recovery of $0.6 million in 2015 (2014 — $0.3 million expense) related to the forfeiture of Tandem Options issued under the Company’s SOP and IMAX LTIP.

The Company subsequently recognized an immediate charge related to the vesting of China Options and certain CSSBPs for China employees. The total fair value of the China Options and CSSBP awards granted with respect to the China LTIP was $3.9 million and $2.1 million, respectively. During the fourth quarter of 2015, a charge of $2.1 million and $1.4 million was recorded relating to the China Options and CSSBPs, respectively. The remaining charge was recognized over the related requisite period. The CSSBPs represent the right to receive cash payments in an amount equal to a certain percentage of the excess of the total equity value of IMAX China based on the per share price in the IMAX China IPO over the strike price of the CSSBPs. The CSSBPs were issued in conjunction with the China LTIP, with similar terms and conditions as the China Options. The CSSBP awards are accounted as liability awards, however the fair value of the liability is fixed at the time of the initial public offering. During 2017, the remaining balance of the CSSBPs vested and were settled in cash for $0.6 million (2016 — $0.5 million).

In connection with the IMAX China IPO and in accordance with the China LTIP, IMAX China adopted a post-IPO share option plan and a post-IPO restricted stock unit plan. Pursuant to these plans, IMAX China has issued additional China Options and China LTIP Restricted Share Units (“China RSUs”).

The following table summarizes the expense related to China Options, China RSUs, CSSBPs and any accrued liability related to CSSBPs:

	Years Ended December 31,
	2017	2016	2015
Expense
China Options	$1,034	$971	$2,136
China RSUs	1,124	518	—
CSSBPs	353	429	1,357

CSSBPs liability	$—	$289	$395

Stock Option Summary

The following table summarizes certain information in respect of option activity under the SOP and IMAX LTIP:

				Weighted Average Exercise
	Number of Shares			Price Per Share
	2017	2016	2015	2017	2016	2015
Options outstanding, beginning of year	5,190,542	4,805,244	5,925,660	$28.35	$27.03	$24.24
Granted	854,764	984,452	873,929	30.07	31.49	31.59
Exercised	(668,341)	(518,018)	(1,761,675)	21.92	22.07	20.21
Forfeited	(108,551)	(66,903)	(232,670)	32.42	29.28	24.60
Expired	(89,958)	—	—	32.29	—	—
Cancelled	(96,356)	(14,233)	—	29.28	24.82	—

Options outstanding, end of year	5,082,100	5,190,542	4,805,244	29.31	28.35	27.03

Options exercisable, end of year	3,913,088	4,001,078	2,800,723	28.96	27.79	25.83

As at December 31, 2017, 5,082,100 options included both fully vested and unvested options with a weighted average exercise price of $29.31, aggregate intrinsic value of $0.5 million and weighted average remaining contractual life of 4.7 years. As at December 31, 2017, options that are exercisable have an intrinsic value of $0.3 million and a weighted average remaining contractual life of 4.3 years. The intrinsic value of options exercised in 2017 was $6.8 million (2016 — $5.4 million; 2015 — $29.8 million).

Restricted Share Units

RSUs have been granted to employees, consultants and directors under the IMAX LTIP. Each RSU represents a contingent right to receive one common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date. The Company recorded the following expenses related to RSU grants issued to employees and directors in the plan:

	Years Ended December 31,
	2017	2016	2015
RSU expenses	$16,033	$15,809	$8,197

The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was $3.6 million for the year ended December 31, 2017 (2016 — $4.6 million; 2015 — $0.4 million).

The Company did not issue any RSU grants to advisors or strategic partners of the Company for the year ended December 31, 2017. The Company did not record any expense for the years ended December 31, 2017 and 2016. An expense of less than $0.1 million was recorded in 2015 related to RSU grants issued to certain advisors and strategic partners of the Company.

Total stock-based compensation expense related to non-vested RSUs not yet recognized and the weighted average period over which the awards are expected to be recognized are as follow:

	Years Ended December 31,
	2017	2016	2015
Expense related to non-vested RSUs not yet recognized	$22,440	$29,050	$24,399

Weighted average period awards are expected to be recognized (in years)	2.1	2.4	3.0

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP:

	Number of Awards			Weighted Average Grant Date Fair Value Per Share
	2017	2016	2015	2017	2016	2015
RSUs outstanding, beginning of year	1,124,180	973,637	595,834	$33.01	$32.27	$27.13
Granted	463,010	664,278	605,349	30.47	32.29	36.04
Vested and settled	(456,779)	(466,918)	(207,371)	31.66	30.63	28.81
Forfeited	(135,082)	(46,817)	(20,175)	32.03	31.16	29.27

RSUs outstanding, end of year	995,329	1,124,180	973,637	32.68	33.01	32.27

Historically, RSUs granted under the IMAX LTIP have vested between immediately and four years from the grant date. In connection with the amendment and restatement of the IMAX LTIP at the Company’s annual and special meeting of the shareholders on June 6, 2016, the IMAX LTIP plan was amended to impose a minimum one-year vesting period on future RSU grants, with a carve-out for 300,000 RSUs that may vest on a shorter schedule. Vesting of the RSUs is subject to continued employment or service with the Company. The following table summarizes the number of RSUs issued from the carve-out balance:

Opening, June 6, 2016	300,000
Issued during 2016	(39,726)

Outstanding, December 31, 2016	260,274
Issued during 2017	(46,613)

Outstanding, December 31, 2017	213,661

Issuer Purchases of Equity Securities

In 2017, the Company repurchased 1,736,150 (2016 — 3,849,222) common shares at an average price of $26.57 per share (2016 — $30.25 per share). The repurchases in 2017 exhausted the remaining allowance of $46.1 million under the previously announced $200 million share repurchase program. The average carrying value of the stock retired was deducted from common stock and the remaining excess over the average carrying value of stock was charged to accumulated deficit. Since the inception of this program, the Company has repurchased 6,697,406 common shares at an average price of $29.86 per share.

On June 12, 2017, the Company announced that its Board of Directors approved a new $200.0 million share repurchase program for shares of the Company’s common stock. The share purchase program expires on June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. There were no share repurchases of shares under the new share repurchase program in 2017.

The total number of shares purchased during the year ended December 31, 2017 and 2016 does not include any shares purchased in the administration of employee share-based compensation plans (which amounted to 825,692 (2016 – 630,720) common shares, at an average price of $30.23 (2016 – $31.52) per share).

As at December 31, 2017, the IMAX LTIP trustee held 206,651 shares purchased for $5.1 million in the open market to be issued upon the settlement of RSUs and stock options. The shares held with the trustee are recorded at cost and are reported as a reduction against capital stock on the consolidated balance sheet.

(d)	Net income per share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Years Ended December 31,
	2017	2016	2015
Net income attributable to common shareholders	$2,344	$28,788	$55,844
Less: Accretion charges associated with redeemable common stock	—	—	(769)

Net income applicable to common shareholders	$2,344	$28,788	$55,075

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	66,160	69,673	68,988
Weighted average number of shares (repurchased) issued during the period, net	(780)	(2,098)	538

Weighted average number of shares used in computing basic earnings per share	65,380	67,575	69,526
Assumed exercise of stock options and RSUs, net of shares assumed repurchased	160	688	1,532

Weighted average number of shares used in computing diluted earnings per share	65,540	68,263	71,058

The calculation of diluted earnings per share exclude 4,993,014 (2016 — 2,814,907) shares that are issuable upon exercise of 579,808 (2016 — 377,048) RSUs and 4,413,206 (2016 — 2,437,859) stock options for the years ended December 31, 2017 and 2016, as the impact of these exercises would be antidilutive.

15. Consolidated Statements of Operations Supplemental Information

(a) Other Revenues

The Company enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater systems. During the period of time between signing and theater system installation, certain customers each year are unable to, or elect not to, proceed with the theater system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and/or the Company may terminate the arrangement by default or by entering into a consensual buyout. In these situations, the parties are released from their future obligations under the arrangement, and the initial payments that the customer previously made to the Company are typically not refunded and are recognized as Other Revenues. In addition, the Company enters into agreements with customers to terminate their obligations for additional theater system configurations, which were in the Company’s backlog. Other revenues from settlement arrangements were $nil, $1.3 million and $0.1 million in 2017, 2016 and 2015, respectively.

(b) Foreign Exchange

Included in selling, general and administrative expenses for the year ended December 31, 2017 is $1.0 million for a net foreign exchange gain related to the translation of foreign currency denominated monetary assets and liabilities as compared to a net loss of $0.9 million and a net loss of $2.4 million for the year ended December 31, 2016 and 2015, respectively. See note 19(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 47 exhibitors (2016 — 48) for a total of 1,084 theater systems (2016 — 995), of which 747 theaters (2016 — 640) were operating as at December 31, 2017. The terms of the Company’s joint revenue sharing arrangements are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m).

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Equipment and Product Sales and Rentals revenue and for the year ended December 31, 2017 amounted to $80.6 million (2016 — $91.4 million; 2015 —$99.1 million).

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

In 2017, the majority of IMAX DMR revenue was earned from the exhibition of 60 IMAX DMR films (2016 — 51) throughout the IMAX theater network. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m).

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenues and for the year ended December 31, 2017 amounted to $108.9 million (2016 —$106.4 million; 2015 —$107.1 million).

Co-Produced Film Arrangements

In certain film arrangements, the Company co-produces a film with a third party whereby the third party retains the copyright and rights to the film except that the Company obtains exclusive theatrical distribution rights to the film. Under these arrangements, both parties contribute funding to the Company’s wholly-owned company for the production of the film or content and for associated exploitation costs. Clauses in the film arrangements generally provide for the third party to take over the production of the film if the cost of the production exceeds its approved budget or if it appears as though the film will not be delivered on a timely basis.

As at December 31, 2017, the Company has two significant co-produced arrangements which primarily represents the VIE total assets balance of $7.5 million and liabilities balance of $7.2 million and three other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) and 2(m).

In 2017, amounts totaling $1.2 million (2016 — $1.4 million; 2015 — $1.5 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

In 2016, the Company entered into an arrangement to co-produce television episodic content. Funding was provided to the third party and the third party retains the copyright and rights to the content. The Company obtained exclusive theatrical distribution rights to the first two episodes and a percentage share to all television revenue.

As at December 31, 2017, the Company is participating in one significant co-produced television arrangement. This arrangement is not a VIE.

For the year ended December 31, 2017, revenues of $20.4 million and costs and expenses applicable to revenues of $33.4 million, attributable to this collaborative arrangement have been recorded in Revenue – Services and Costs and expenses applicable to revenues – Services, respectively. Included therein are net revenues attributable to transactions between the Company and other parties involved in the production of the episodic content of $20.1 million.

16. Receivable Provisions, Net of Recoveries

The following table reflects the Company’s receivable provisions net of recoveries recorded in the consolidated statements of operations:

	Years Ended December 31,
	2017	2016	2015
Accounts receivable provisions, net of recoveries	$1,967	$1,029	$677
Financing receivable provisions, net of recoveries	680	(75)	75

Receivable provisions, net of recoveries	$2,647	$954	$752

17. Consolidated Statements of Cash Flows Supplemental Information

(a)	Changes in other non-cash operating assets and liabilities are comprised of the following:

	Years Ended December 31,
	2017	2016	2015
Decrease (increase) in:
Accounts receivable	$(37,807)	$(1,414)	$(22,521)
Financing receivables	(7,253)	(4,627)	(13,628)
Inventories	10,832	(3,825)	(21,070)
Prepaid expenses	(924)	(127)	(1,552)
Other assets, prepaid tax	—	(5,664)	—
Other assets	(457)	(1,038)	(655)
Increase (decrease) in:
Accounts payable	4,204	(3,360)	9,183
Accrued and other liabilities	(642)	3,914	(2,057)
Deferred revenue	22,906	(14,733)	16,242

	$(9,141)	$(30,874)	$(36,058)

(b)	Cash payments made on account of:

	Years Ended December 31,
	2017	2016	2015
Income taxes	$22,829	$24,640	$22,798

Interest	$826	$721	$411

(c)	Depreciation and amortization are comprised of the following:

	Years Ended December 31,
	2017	2016	2015
Film assets(1)	$31,031	$16,324	$16,357
Property, plant and equipment
Joint revenue sharing arrangements	18,112	15,840	13,663
Other property, plant and equipment	11,803	9,692	7,698
Other intangible assets	4,319	3,235	3,285
Other assets	980	862	784
Deferred financing costs	562	532	1,016

	$66,807	$46,485	$42,803

(1)	Included in film asset amortization is a charge of $1.5 million (2016 — $0.2 million; 2015 — $0.9 million) relating to changes in estimates based on the ultimate recoverability of future films.

(d)	Write-downs, net of recoveries, are comprised of the following:

	Years Ended December 31,
	2017	2016	2015
Asset impairments
Property, plant and equipment	$3,966	$223	$405
Impairment of investments	1,225	194	425
Film assets	17,363	3,020	—
Other assets	2,533	—	—
Other charges (recoveries)
Accounts receivables	1,967	1,029	677
Financing receivables	680	(75)	75
Inventories(1)	500	458	572
Other assets	47	—	—
Property, plant and equipment(2)	1,224	885	1,485
Other intangible assets	63	206	86

	$29,568	$5,940	$3,725

Inventory charges
Recorded in costs and expenses applicable to revenues - equipment & product sales	$500	$227	$537
Recorded in costs and expenses applicable to revenues - services	—	231	35

	$500	$458	$572

(1)	In 2017, the Company recorded a charge of $1.2 million (2016 — $0.3 million; 2015 — $0.4 million) reflecting property, plant and equipment that were no longer in use. In 2016, the Company also recorded a charge of $0.6 million (2015 — $0.6 million) in cost of sales applicable to Equipment and product sales upon the upgrade of xenon-based digital systems under operating lease arrangements to laser-based digital systems under sales or sales-type lease arrangements. No such charge was recorded in the year ended December 31, 2017. In addition, in 2015, the Company recorded a charge of $0.5 million in cost of sales applicable to Rentals upon the upgrade of certain xenon-based digital systems to laser-based digital systems operating under joint revenue sharing arrangements. No such charge was recorded in 2017 and 2016.

(e)	Significant non-cash investing and financing activities are comprised of the following:

	Years Ended December 31,
	2017	2016
Net accruals related to:
Purchases of property, plant and equipment	$871	$(1,229)
Investment in joint revenue sharing arrangements	69	346
Acquisition of other intangible assets	37	(121)

	$977	$(1,004)

18. Segmented Information

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

(a) Operating Segments

	Years Ended December 31,
	2017	2016	2015
Revenue(1)
Network business
IMAX DMR	$108,853	$106,403	$107,089
Joint revenue sharing arrangements – contingent rent	70,444	73,500	81,396
IMAX systems – contingent rent	3,890	4,644	3,900

	183,187	184,547	192,385

Theater business
IMAX systems	90,347	100,884	98,226
Joint revenue sharing arrangements – fixed fees	10,118	17,913	17,724
Theater system maintenance	45,383	40,430	36,944
Other theater	9,145	10,888	10,482

	154,993	170,115	163,376

New business (2)	24,522	626	—

Other
Film post-production	10,382	8,873	7,069
Film distribution	2,790	5,254	3,876
Other	4,893	7,919	7,099

	18,065	22,046	18,044

Total	$380,767	$377,334	$373,805

Gross Margin
Network business
IMAX DMR (4)	$71,789	$69,196	$77,645
Joint revenue sharing arrangements – contingent rent (4)	47,337	54,705	63,500
IMAX systems – contingent rent	3,890	4,644	3,900

	123,016	128,545	145,045

Theater business
IMAX systems (3) (4)	57,734	55,448	55,265
Joint revenue sharing arrangements – fixed fees (4)	2,349	5,132	4,873
Theater system maintenance (3)	18,275	13,660	12,701
Other theater	1,965	1,930	2,105

	80,323	76,170	74,944

New business (2)	(16,176)	(2,199)	—

Other
Film post-production	4,791	3,729	1,381
Film distribution (4)	(5,797)	(3,909)	(259)
Other	(911)	342	(1,823)

	(1,917)	162	(701)

Total	$185,246	$202,678	$219,288

	Years Ended December 31,
	2017	2016	2015
Depreciation and amortization
Network business
IMAX DMR	$15,779	$15,028	$14,330
Joint revenue sharing arrangements - contingent rent	19,092	16,724	14,443
Theater business
IMAX systems	3,551	4,165	5,685
Theater system maintenance	173	72	72
New business (2)	15,365	629	11
Other
Film post-production	1,845	2,769	1,465
Film distribution	2,128	1,444	2,129
Other	911	938	693
Corporate and other non-segment specific assets	7,963	4,716	3,975

Total	$66,807	$46,485	$42,803

	Years Ended December 31,
	2017	2016	2015
Asset impairments and write-downs, net of recoveries
Network business
Joint revenue sharing arrangements - contingent rent	$944	$266	$528
Theater business
IMAX systems	2,930	916	2,298
Theater system maintenance	—	1,002	277
New business (2)	16,400	—	—
Other
Film post-production	—	223	—
Film distribution	5,865	3,020	—
Corporate and other non-segment specific assets	3,429	513	622

Total	$29,568	$5,940	$3,725

	Years Ended December 31,
	2017	2016	2015
Purchase of property, plant and equipment
Network business
IMAX DMR	$518	$1,121	$1,350
Joint revenue sharing arrangements - contingent rent	42,634	42,910	28,474
Theater business
IMAX systems	4,537	3,170	8,846
Theater system maintenance	206	481	555
New business	4,487	5,070	1,737
Other
Film post-production	810	1,746	16,337
Film distribution	—	21	830
Other	367	804	249
Corporate and other non-segment specific assets	13,218	2,865	13,353

Total	$66,777	$58,188	$71,731

	Years Ended December 31
	2017	2016
Assets
Network business
IMAX DMR	$42,067	$39,688
Joint revenue sharing arrangements - contingent rent	216,285	194,384
IMAX systems - contingent rent	457	573
Theater business
IMAX systems	224,424	216,931
Joint revenue sharing arrangements - fixed fees	7,997	10,174
Theater system maintenance	27,256	28,763
Other theater	1,564	429
New business	27,450	13,661
Other
Film post-production	34,480	35,865
Film distribution	9,444	21,059
Other	7,597	9,350
Corporate and other non-segment specific assets	267,591	286,457

Total	$866,612	$857,334

(1)	The Company’s largest customer represents 13.2% of total revenues as at December 31, 2017 (2016 — 13.5%; 2015 — 16.0%).
(2)	The performance of the new business segment for the year ended December 31, 2017, was mostly driven by the investment in, and the theatrical premiere of the television series “Marvel’s Inhumans”. Episodic revenue, cost of revenue and negative gross margin recognized for the year ended December 31, 2017, were $20.4 million, $33.4 million and $13.0 million, respectively. The loss recognized in 2017 includes an $11.7 million impairment and amortization of $13.3 million.
(3)

In 2017, the Company recorded a charge of $0.5 million (2016 — $0.5 million; 2015 — $0.6 million, respectively) in costs and expenses applicable to revenues, primarily for its film-based projector inventories. Specifically, IMAX systems includes an inventory charge of $0.5 million (2016 — $0.2 million; 2015 — $0.5 million). Theater system maintenance includes inventory write-downs of $nil (2016 — $0.2 million; 2015 — less than $0.1 million).
(4)	IMAX DMR segment margins include marketing costs of $15.4 million, $17.5 million and $13.3 million in 2017, 2016 and 2015, respectively. Joint revenue sharing arrangements segment margins include advertising, marketing, and commission costs of $4.5 million, $4.1 million and $4.3 million in 2017, 2016 and 2015, respectively. IMAX systems segment margins include marketing and commission costs of $3.5 million, $3.0 million and $3.0 million in 2017, 2016 and 2015, respectively. Film distribution segment margins include a marketing recovery of $0.7 million, $2.2 million and recovery of $0.1 million in 2017, 2016 and 2015, respectively.
(5)	Goodwill is allocated on a relative fair market value basis to the IMAX systems segment, theater system maintenance segment and joint revenue sharing segment. There has been no change in the allocation of goodwill from the prior year.

(b) Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Years Ended December 31,
	2017	2016	2015
Revenue
United States	$135,153	$129,844	$136,017
Greater China	126,474	118,532	110,591
Canada	12,812	12,822	11,665
Western Europe	32,765	36,286	39,569
Asia (excluding Greater China)	35,896	35,283	38,143
Russia & the CIS	11,054	14,908	12,412
Latin America	10,963	12,191	10,179
Rest of the World	15,650	17,468	15,229

Total	$380,767	$377,334	$373,805

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) classifications comprise more than 10% of total revenue.

	As at December 31
	2017	2016
Property, plant and equipment
United States	$105,594	$104,083
Greater China	84,619	69,751
Canada	51,862	39,467
Western Europe	19,480	19,308
Asia (excluding Greater China)	8,793	8,460
Rest of the World	6,433	4,346

Total	$276,781	$245,415

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

(b) Fair Value Measurements

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one-year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments at December 31, are comprised of the following:

	As at December 31, 2017		As at December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$158,725	$158,725	$204,759	$204,759
Net financed sales receivable	$122,259	$122,918	$114,041	$115,014
Net investment in sales-type leases	$7,235	$7,409	$8,084	$8,372
Convertible loan receivable	$1,500	$1,500	$1,000	$1,000
Available-for-sale investment	$2,016	$2,016	$1,000	$1,007
Foreign exchange contracts — designated forwards	$1,425	$1,425	$(296)	$(296)
Borrowings under the Playa Vista Loan	$(25,667)	$(25,667)	$(27,667)	$(27,667)

Cash and cash equivalents are comprised of cash and interest-bearing investments with original maturity dates to the Company of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value (Level 1 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2017 and 2016, respectively.

The estimated fair values of the net financed sales receivable and net investment in sales-type leases are estimated based on discounting future cash flows at currently available interest rates with comparable terms (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2017 and 2016, respectively.

The fair value of the Company’s available-for-sale investment is determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2017 and 2016, respectively.

The estimated fair value of the Company’s convertible loan receivable is based on discounting future cash flow at currently available interest rates with comparable terms as at December 31, 2017 and 2016, respectively (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy).

The fair value of foreign currency derivatives are determined using quoted prices in active markets (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2017 and 2016, respectively. These identical instruments are traded on a closed exchange.

The carrying value of borrowings under the Playa Vista Loan approximates fair value as the interest rates offered under the loan are close to December 31, 2017 market rates for the Company for debt of the same remaining maturities (Level 2 input in accordance with the Fair Value Measurements Topic of the FASB ASC hierarchy) as at December 31, 2017.

There were no significant transfers between Level 1 and Level 2 during the year ended December 31, 2017 or 2016. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

There were no transfers in or out of the Company’s Level 3 assets during the year ended December 31, 2017.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at December 31, 2017			As at December 31, 2016
	Minimum Lease Payments	Financed Sales Receivables	Total	Minimum Lease Payments	Financed Sales Receivables	Total
In good standing	$6,265	$118,060	$124,325	$7,741	$111,568	$119,309
Credit Watch	568	2,926	3,494	—	1,514	1,514
Pre-approved transactions	557	1,003	1,560	—	842	842
Transactions suspended	—	1,192	1,192	1,015	611	1,626

	$7,390	$123,181	$130,571	$8,756	$114,535	$123,291

While recognition of finance income is suspended, payments received by a customer are applied against the outstanding balance owed. If payments are sufficient to cover any unreserved receivables, a recovery of provision taken on the billed amount, if applicable, is recorded to the extent of the residual cash received. Once the collectability issues are resolved and the customer has returned to being in good standing, the Company will resume recognition of finance income.

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at December 31, 2017		As at December 31, 2016
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Net investment in leases	$—	$—	$1,015	$(672)
Net financed sales receivables	1,192	(922)	611	(494)

Total	$1,192	$(922)	$1,626	$(1,166)

The Company considers financing receivables with aging between 60-89 days as indications of theaters with potential collection concerns. The Company will begin to focus its review on these financing receivables and increase its discussions internally and with the theater regarding payment status. Once a theater’s aging exceeds 90 days, the Company’s policy is to review and assess collectability on the theater’s past due accounts. Over 90 days past due is used by the Company as an indicator of potential impairment as invoices up to 90 days outstanding could be considered reasonable due to the time required for dispute resolution or for the provision of further information or supporting documentation to the customer.

The Company’s aged financing receivables are as follows:

	As at December 31, 2017
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$103	$74	$376	$553	$6,837	$7,390	$(155)	$7,235
Net financed sales receivables	3,285	1,399	3,763	8,447	114,734	123,181	(922)	122,259

Total	$3,388	$1,473	$4,139	$9,000	$121,571	$130,571	$(1,077)	$129,494

	As at December 31, 2016
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$28	$159	$781	$968	$7,788	$8,756	$(672)	$8,084
Net financed sales receivables	2,393	1,724	2,368	6,485	108,050	114,535	(494)	114,041

Total	$2,421	$1,883	$3,149	$7,453	$115,838	$123,291	$(1,166)	$122,125

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at December 31, 2017
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$68	$70	$376	$514	$2,287	$—	$2,801
Net financed sales receivables	1,165	743	3,363	5,271	27,430	—	32,701

Total	$1,233	$813	$3,739	$5,785	$29,717	$—	$35,502

	As at December 31, 2016
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$—	$54	$244	$298	$1,646	$—	$1,944
Net financed sales receivables	284	634	1,854	2,772	20,147	—	22,919

Total	$284	$688	$2,098	$3,070	$21,793	$—	$24,863

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

Impaired Financing Receivables For the Year Ended December 31, 2017
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	1,050	142	(922)	684	89

With no related allowance recorded:

Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—

Total:

Net investment in leases	$—	$—	$—	$—	$—

Net financed sales receivables	$1,050	$142	$(922)	$684	$89

Impaired Financing Receivables For the Year Ended December 31, 2016
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	525	75	(494)	637	—

With no related allowance recorded:
Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—

Total:

Net investment in leases	$—	$—	$—	$—	$—

Net financed sales receivables	$525	$75	$(494)	$637	$—

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables is as follows:

	Year Ended December 31, 2017
	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:

Beginning balance	$672	$494
Charge-offs	(517)	(67)
Recoveries	—	—
Provision	—	495

Ending balance	$155	$922

Ending balance: individually evaluated for impairment	$155	$922

Financing receivables:

Ending balance: individually evaluated for impairment	$7,390	$123,181

	Year Ended December 31, 2016
	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:

Beginning balance	$672	$568
Charge-offs	—	—
Recoveries	—	(74)
Provision	—	—

Ending balance	$672	$494

Ending balance: individually evaluated for impairment	$672	$494

Financing receivables:

Ending balance: individually evaluated for impairment	$8,756	$114,535

(d) Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates. A majority portion of the Company’s revenues is denominated in U.S. dollars while a substantial portion of its costs and expenses is denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In China and Japan, the Company has ongoing operating expenses related to its operations in Chinese Renminbi and Japanese yen, respectively. Net cash flows are converted to and from U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Chinese Renminbi, Japanese yen, Canadian dollars and Euros which are converted to U.S. dollars through the spot market. In addition, because IMAX films generate box-office in 75 different countries, unfavourable exchange rates between applicable local currencies, and the U.S. dollar affect the Company’s reported gross box-office and revenues, further impacting the Company’s results of operations. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at December 31, 2017 (the “Foreign Currency Hedges”), with settlement dates throughout 2018 and 2019. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the consolidated statement of operations. The Company currently does not hold any derivatives which are not designated as hedging instruments and therefore no gain or loss pertaining to an ineffective portion has been recognized.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s consolidated financial statements:

Notional value of foreign exchange contracts:

	As at December 31,
	2017	2016
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$35,170	$37,825

Fair value of derivatives in foreign exchange contracts:

		As at December 31,
	Balance Sheet Location	2017	2016
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$1,447	$480
	Accrued and other liabilities	(22)	(776)

		$1,425	$(296)

Derivatives in Foreign Currency Hedging relationships are as follows:

		Years Ended December 31,
		2017	2016	2015
Foreign exchange contracts - Forwards	Derivative Gain (Loss) in OCI (Effective Portion)	$2,545	$1,049	$(5,881)

		$2,545	$1,049	$(5,881)

	Location of Derivative Gain (Loss)
	Reclassified from AOCI	Years Ended December 31,
	into Income (Effective Portion)	2017	2016	2015
Foreign exchange contracts - Forwards	Selling, general and administrative expenses	$824	$(3,078)	$(3,217)

		$824	$(3,078)	$(3,217)

The Company’s estimated net amount of the existing gains as at December 31, 2017 is $1.2 million, which is expected to be reclassified to earnings within the next twelve months.

(e) Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 and the FASB ASC 320, as appropriate.

As at December 31, 2017, the equity method of accounting is being utilized for investments with a total carrying value of $nil (December 31, 2016 — $nil). The Company’s accumulated losses in excess of its equity investment were $2.0 million as at December 31, 2017 (December 31, 2016 — $0.5 million), and are classified in Accrued and other liabilities. For the year ended December 31, 2017, gross revenues, cost of revenue and net loss for the investment were $2.5 million, $3.9 million and $2.5 million, respectively (2016 — $0.6 million, $6.8 million, and $6.2 million, respectively). The Company has determined it is not the primary beneficiary of this VIE, and therefore this entity has not been consolidated. In 2016, the Company issued a convertible loan of $1.0 million to this entity with a term of 3 years with an annual effective interest rate of 5.0%. In 2017, the Company issued an additional $0.5 million under this existing convertible loan. The instrument is classified as an available-for-sale investment due to certain features that allow for conversion to common stock in the entity in the event of certain triggers occurring.

In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under the FASB ASC 320 and is recorded at a fair value of $nil at December 31, 2017 (December 31, 2016 — $nil). This investment was classified as an available-for-sale investment.

Furthermore, the Company has an investment of $1.0 million (December 31, 2016 — $1.0 million) in the shares of an exchange traded fund. This investment is also classified as an available-for-sale investment.

For the year ended December 31, 2017, the Company held investments with a total value of $3.5 million in the preferred shares of enterprises which meet the criteria for classification as an equity security under FASB ASC 325, carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million at December 31, 2017 (December 31, 2016 — $nil).

The total carrying value of investments in new business ventures at December 31, 2017 and 2016 is $3.5 million and $2.0 million, respectively, and is recorded in Other Assets.

20. Employee’s Pension and Postretirement Benefits

(a) Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan, the SERP, covering Richard L. Gelfond, Chief Executive Officer (“CEO”) of the Company. The SERP provides for a lifetime retirement benefit from age 55 determined as 75% of Mr. Gelfond’s best average 60 consecutive months of earnings over his employment history. The benefits were 50% vested as at July 2000, the SERP initiation date. The vesting percentage increased on a straight-line basis from inception until age 55. The benefits of Mr. Gelfond are 100% vested. Upon a termination for cause, prior to a change of control, Mr. Gelfond shall forfeit any and all benefits to which he may have been entitled, whether or not vested.

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

The following assumptions were used to determine the obligation and cost of the Company’s SERP at the plan measurement dates:

	As at December 31,
	2017	2016	2015
Discount rate	2.22%	2.18%	1.34%
Lump sum interest rate:
First 20 years	2.39%	1.87%	2.82%
Thereafter	2.60%	2.37%	2.95%
Cost of living adjustment on benefits	1.20%	1.20%	1.20%

The amounts accrued for the SERP are determined as follows:

	Years Ended December 31,
	2017	2016
Projected benefit obligation:
Obligation, beginning of year	$19,580	$19,478
Interest cost	427	261
Actuarial gain	(1,004)	(159)

Obligation, end of year and unfunded status	$19,003	$19,580

The following table provides disclosure of the pension benefit obligation recorded in the consolidated balance sheets:

	As at December 31,
	2017	2016
Accrued benefits cost	$(19,003)	$(19,580)
Accumulated other comprehensive loss	161	1,165

Net amount recognized in the consolidated balance sheets	$(18,842)	$(18,415)

The following table provides disclosure of pension expense for the SERP for the years ended December 31:

	Years ended December 31,
	2017	2016	2015
Interest cost	$427	$261	$253

Pension expense	$427	$261	$253

The accumulated benefit obligation for the SERP was $19.0 million at December 31, 2017 (2016 — $19.6 million).

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2017	2016	2015
Unrealized actuarial loss	$161	$1,165	$1,323

No contributions were made for the SERP during 2017. The Company expects interest costs of $0.4 million to be recognized as a component of net periodic benefit cost in 2018.

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next five years, and in the aggregate:

2018	$—
2019	—
2020	20,076
2021	—
2022	—
Thereafter	—

$20,076

(b) Defined Contribution Pension Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During 2017, the Company contributed and expensed an aggregate of $1.2 million (2016 — $1.2 million; 2015 — $1.1 million) to its Canadian plan and an aggregate of $0.7 million (2016 — $0.6 million; 2015 — $0.4 million) to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

The Company also maintains a deferred compensation plan (the “Retirement Plan”) covering Greg Foster, CEO of IMAX Entertainment and Senior Executive Vice President of the Company. The Company has agreed to make a total contribution of $3.2 million over Mr. Foster’s employment term. The Retirement Plan is subject to a vesting schedule based on continued employment with the Company, such that 25% will vest July 2019; 50% will vest July 2022; 75% will vest July 2025; and Mr. Foster will be 100% vested in July 2027. During the year the Company contributed and expensed an aggregate of $0.7 million (2016 — $0.5 million) to this Retirement Plan. The Company expects to contribute and expense $0.7 million in 2018. As at December 31, 2017, the Company had an unfunded benefit obligation recorded of $1.0 million (December 31, 2016 — $0.5 million).

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

The amounts accrued for the plan are determined as follows:

	As at December 31,
	2017	2016
Obligation, beginning of year	$647	$763
Interest cost	26	31
Benefits paid	(21)	(33)
Actuarial loss (gain)	46	(114)

Obligation, end of year	$698	$647

The following details the net cost components, all related to continuing operations, and underlying assumptions of postretirement benefits other than pensions:

	Years Ended December 31,
	2017	2016	2015
Interest cost	$26	$31	$30
Amortization of actuarial loss	—	69	135

	$26	$100	$165

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2017	2016	2015
Unrealized actuarial loss (gain)	$9	$(37)	$146

Weighted average assumptions used to determine the benefit obligation are:

	As at December 31,
	2017	2016	2015
Discount rate	3.55%	4.10%	4.20%

Weighted average assumption used to determine the net postretirement benefit expense are:

	Years Ended December 31,
	2017	2016	2015
Discount rate	4.10%	4.20%	3.70%

The following benefit payments are expected to be made as per the current plan assumptions in each of the next five years:

2018	$24
2019	26
2020	33
2021	37
2022	40
Thereafter	538

Total	$698

(d) Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees upon meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits.

The amounts accrued for the plan are determined as follows:

	As at December 31,
	2017	2016
Obligation, beginning of year	$1,745	$1,778
Interest cost	65	68
Benefits paid	(79)	(88)
Actuarial gain	(171)	(70)
Unrealized foreign exchange loss	118	57

Obligation, end of year	$1,678	$1,745

The following details the net cost components, all related to continuing operations, and underlying assumptions of postretirement benefits other than pensions:

	Years Ended December 31,
	2017	2016	2015
Interest cost	$65	$68	$71
Service cost	—	—	1

	$65	$68	$72

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2017	2016	2015
Unrealized actuarial loss	$182	$353	$423

The Company expects interest costs of $0.1 million to be recognized as a component of net periodic benefit cost in 2018.

Weighted average assumptions used to determine the benefit obligation are:

	As at December 31,
	2017	2016	2015
Discount rate	3.35%	3.65%	3.75%

Weighted average assumptions used to determine the net postretirement benefit expense are:

	Years Ended December 31,
	2017	2016	2015
Discount rate	3.65%	3.75%	3.75%

The following benefit payments are expected to be made as per the current plan assumptions in each of the next five years:

2018	$98
2019	105
2020	111
2021	114
2022	116
Thereafter	1,134

Total	$1,678

21. Non-Controlling Interests

(a) IMAX China Non-Controlling Interest

In 2015, IMAX China completed the IMAX China IPO. Following the IMAX China IPO, the Company continues to indirectly own approximately 67.93% of IMAX China, which remains a consolidated subsidiary of the Company.

The following summarizes the movement of the non-controlling interest in temporary equity, in the Company’s subsidiary:

Balance as at January 1, 2015	$40,272
Issuance of subsidiary shares to a non-controlling interest	40,000
Share issuance costs from the issuance of subsidiary shares to a non-controlling interest	(2,000)
Net income prior to IMAX China IPO	5,401
Other comprehensive income prior to IMAX China IPO	164
Accretion charges associated with redeemable common stock	769
Redemption of redeemable common stock upon qualified IPO	(84,606)

Balance as at October 7, 2015	$—

The following summarizes the movement of the non-controlling interest in shareholders’ equity, in the Company’s subsidiary:

Balance as at October 8, 2015	$84,606
Net income after IMAX China IPO	3,712
Other comprehensive income after IMAX China IPO	252
Dividends paid to non-controlling shareholders	(9,511)
Reduction in value due to qualified initial public offering	(29,100)

Balance as at December 31, 2015	$49,959
Net income	11,338
Other comprehensive loss, net of tax	(1,735)

Balance as at December 31, 2016	$59,562
Net income	13,801
Other comprehensive income	1,148

Balance as at December 31, 2017	$74,511

(b) Other Non-Controlling Interests

In 2014, the Company announced the creation of the Film Fund to co-finance a portfolio of 10 original large-format films. The Film Fund, which is intended to be capitalized with up to $50.0 million, will finance an ongoing supply of original films that the Company believes will be more exciting and compelling than traditional documentaries. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company agreed to contribute $9.0 million to the Film Fund over five years starting in 2014 and sees the Film Fund as a self-perpetuating vehicle designed to generate a continuous, steady flow of high-quality documentary content. As at December 31, 2017, the Film Fund invested $13.4 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

In 2016, the Company announced the creation of a VR Fund among the Company, its subsidiary IMAX China and other strategic investors. The VR Fund will help finance the creation of interactive VR content experiences over the next three years for use across all VR platforms, including in the pilot IMAX VR Centers. The VR Fund recently helped finance the production of one interactive VR experience, which debuted exclusively in the pilot IMAX VR Centers in November 2017 before being made available to other VR platforms. As at December 31, 2017, the Company invested $3.0 million toward the development of VR content.

Balance as at January 1, 2015	$3,640
Net loss	(333)

Balance as at January 1, 2016	$3,307
Issuance of subsidiary shares to non-controlling interests	2,479
Net loss	(806)

Balance as at December 31, 2016	$4,980
Net loss	(3,627)

Balance as at December 31, 2017	$1,353

22. Exit costs, restructuring charges and associated impairments

The Company recognized the following charges in its consolidated statements of operations for the year ended December 31, 2017:

Restructuring charges	$9,895
Asset impairments	5,553
Costs to exit an operating lease	726

$16,174

(a) Costs to exit an operating lease

In September 2017, the Company relocated its New York office employees and operations as the existing leased space was not suitable to accommodate all current business needs. As the premises lease is non-cancellable to the end of the term, the Company entered into a sublease arrangement to reduce the expected losses over the remaining term of the lease. Pursuant to FASB ASC 420 “Exit or Disposal Cost Obligations”, the Company has recognized a corporate segment expense of $0.7 million for the year ended December 31, 2017.

(b) Restructuring charges

In June 2017, the Company announced the implementation of a cost reduction plan with the goal of increasing profitability, operating leverage and free cash flow. The cost reduction plan included the exit from certain non-core businesses or initiatives, as well as a one-time reduction in workforce. Restructuring charges are comprised of employee severance costs including benefits and stock-based compensation, costs of consolidating facilities and contract termination costs. Restructuring charges are based upon plans that have been committed to by the Company, but may be refined in subsequent periods. These charges are recognized pursuant to FASB ASC 420. A liability for a cost associated with an exit or disposal activity is recognized and measured at its fair value in the consolidated statement of operations in the period in which the liability is incurred. When estimating the value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ from actual results.

In connection with the Company’s restructuring initiatives, the Company incurred $9.9 million in restructuring charges for the year ended December 31, 2017. A summary of the restructuring and other costs by reporting groups identified by nature of product sold, or service provided as disclosed in note 18 recognized during the year ended December 31, 2017 are as follows:

	Employee Severance and Benefits	Other Exit Costs	Total
Corporate	$5,354	$15	$5,369
IMAX DMR	1,699	—	1,699
Theater system maintenance	930	—	930
New business	364	298	662
Other	548	—	548
IMAX systems	264	282	546
Joint revenue sharing arrangements	120	—	120
Film post-production	21	—	21

	$9,300	$595	$9,895

The Company expects to recognize restructuring charges of $0.8 million in 2018.

The following table sets forth a summary of restructuring accrual activities for the year ended December 31, 2017:

	Employee Severance and Benefits	Other Exit Costs	Total
Balance as at December 31, 2016	$—	$—	$—
Restructuring charges	9,300	595	9,895
Cash payments	(6,719)	(427)	(7,146)
Other movements	(360)	(168)	(528)

Balance as at December 31, 2017	$2,221	$—	$2,221

(c) Associated Impairments

As a result of the cost reduction plan discussed above, the Company recognized costs associated with the retirement of certain long-lived assets pursuant to the FASB ASC 410-20, “Asset retirement and environmental obligations” and ASC 360-10, “Property, plant and equipment”. The following impairments for the year ended December 31, 2017 are a direct result of the exit activities described in (a) above.

Film assets	$335
Property, plant and equipment	3,696
Other assets	1,522

$5,553

23. Selected Quarterly Financial Information (Unaudited)

(in thousands of U.S. dollars, except per share amounts)	2017
	Q1	Q2	Q3	Q4
Revenues	$68,657	$87,758	$98,800	$125,552
Costs and expenses applicable to revenues	32,886	38,299	58,932	65,404

Gross margin	$35,771	$49,459	$39,868	$60,148

Net (loss) income	$(887)	$1,809	$2,898	$8,698

Net income (loss) attributable to common shareholders	$75	$(1,712)	$(850)	$4,831

Net income per share attributable to common shareholders:
Net (loss) income per share - basic	$—	$(0.03)	$(0.01)	$0.08
Net (loss) income per share - diluted	$—	$(0.03)	$(0.01)	$0.08

	2016
	Q1	Q2	Q3	Q4
Revenues	$92,128	$91,743	$86,550	$106,913
Costs and expenses applicable to revenues	39,952	41,466	41,651	51,587

Gross margin	$52,176	$50,277	$44,899	$55,326

Net income	$13,952	$8,908	$4,384	$12,076

Net income attributable to common shareholders	$11,302	$6,016	$2,525	$8,945

Net income per share attributable to common shareholders:
Net income per share - basic	$0.16	$0.09	$0.04	$0.14
Net income per share - diluted	$0.16	$0.09	$0.04	$0.13

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at December 31, 2017 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting, as at December 31, 2017, and has concluded that such internal control over financial reporting were effective as at that date.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP has audited the effectiveness of the Company’s internal control over financial reporting as at December 31, 2017 as stated in their report in Item 8 of Part II of this 2017 Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm, which covers both the financial statements and financial statement schedule in (a)(2), is included under Item 8 in Part II of this 2017 Form 10-K.

(a)(2) Financial Statement Schedules

Financial statement schedule for each year in the three-year period ended December 31, 2017.

II. Valuation and Qualifying Accounts.

(a)(3) Exhibits

The items listed as Exhibits 10.1 to 10.35 relate to management contracts or compensatory plans or arrangements.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of IMAX Corporation, dated July 30, 2013.	10-Q	001-35066	3.1	9/30/13

3.2	By-Law No. 1 of IMAX Corporation, enacted on June 2, 2014.	8-K	001-35066	3.2	6/3/14

4.1	Shareholders’ Agreement, dated as of January 3, 1994, among WGIM Acquisition Corporation, the Selling Shareholders as defined therein, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., Bradley J. Wechsler, Richard L. Gelfond and Douglas Trumbull (the “Selling Shareholders’ Agreement”).	10-K	001-35066	4.1	12/31/12

4.2	Amendment, dated as of March 1, 1994, to the Selling Shareholders’ Agreement.	10-K	001-35066	4.2	12/31/12

4.3	Registration Rights Agreement, dated as of February 9, 1999, by and among IMAX Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond.	10-K	001-35066	4.3	12/31/12

10.1	Stock Option Plan of IMAX Corporation, dated June 18, 2008.	10-K	001-35066	10.1	12/31/15

10.2	IMAX Corporation Amended and Restated Long Term Incentive Plan, dated June 6, 2016.	8-K	001-35066	10.1	6/6/16

10.3	IMAX Corporation Form of Stock Option Award Agreement.	10-Q	001-35066	10.41	6/30/16

10.4	IMAX Corporation Form of Restricted Stock Unit Award Agreement.	10-Q	001-35066	10.42	6/30/16

10.5	IMAX Corporation Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2006.	10-K	001-35066	10.2	12/31/12

10.6	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.3	12/31/12

10.7	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.4	12/31/12

10.8	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.5	12/31/11

10.9	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Bradley, J. Wechsler.	10-K	001-35066	10.6	12/31/11

10.10	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.8	12/31/13

10.11	Services Agreement, dated December 11, 2008, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.9	12/31/14

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

10.12	Services Agreement Amendment, dated February 14, 2011, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.10	12/31/15

10.13	Services Agreement Amendment, dated April 1, 2013, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.11	12/31/13

10.14	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.10	12/31/12

10.15	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.11	12/31/12

10.16	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.12	12/31/11

10.17	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.13	12/31/11

10.18	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.16	12/31/13

10.19	Amended Employment Agreement, dated December 11, 2008, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.17	12/31/14

10.20	Amended Employment Agreement, dated December 20, 2010, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.18	12/31/15

10.21	Amended Employment Agreement, dated December 12, 2011, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.17	12/31/11

10.22	Employment Agreement, dated January 1, 2014, between IMAX Corporation and Richard L. Gelfond.	10-Q	001-35066	10.12	9/30/14

10.23	First Amending Agreement, dated December 9, 2015, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.21	12/31/15

10.24	Employment Agreement, dated November 8, 2016, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.24	12/31/16

10.25	Employment Agreement, dated September 1, 2016, between IMAX Corporation and Greg Foster.	10-Q	001-35066	10.43	9/30/16

*10.26	First Amending Agreement, dated January 25, 2018, between IMAX Corporation and Greg Foster.

10.27	Nonqualified Retirement Plan Agreement, dated June 6, 2017, between IMAX Corporation and Greg Foster.	10-Q	001-35066	10.42	6/30/17

10.28	Amendment No. 1 to Nonqualified Retirement Plan Agreement, dated September 27, 2017, between IMAX Corporation and Greg Foster.	10-Q	001-35066	10.43	9/30/17

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

10.29	Split-Dollar Agreement, dated July 1, 2017, between IMAX Corporation and Greg Foster.	10-Q	001-35066	10.44	9/30/17

*10.30	Employment Agreement, dated December 18, 2017, between IMAX Corporation and Robert D. Lister.

10.31	Employment Agreement, dated June 6, 2016 between IMAX Corporation and Patrick McClymont.	10-Q	001-35066	10.40	6/30/16

10.32	Statement of Directors’ Compensation, dated June 11, 2013.	10-Q	001-35066	10.26	6/30/13

10.33	Fourth Amended and Restated Credit Agreement, dated March 3, 2015, by and between IMAX Corporation, the Guarantors referred to therein, the Lenders referred to therein, Wells Fargo Bank National Association and Wells Fargo Securities, LLC.	10-Q	001-35066	10.39	3/31/15

10.34	Construction Loan Agreement, dated October 6, 2014, between IMAX PV Development, Inc., Wells Fargo Bank, National Association and the financial institutions referred to therein.	10-Q	001-35066	10.45	9/30/14

10.35	Securities Purchase Agreement, dated as of May 5, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust.	10-K	001-35066	10.43	12/31/13

10.36	Amendment No. 1 to Securities Purchase Agreement, dated December 1, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust.	10-K	001-35066	10.35	12/31/14

*21	Subsidiaries of IMAX Corporation.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney of certain directors.

*31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated February 27, 2018, by Richard L. Gelfond.

*31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated February 27, 2018, by Patrick McClymont.

*32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated February 27, 2018, by Richard L. Gelfond.

*32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated February 27, 2018, by Patrick McClymont.

*	Filed herewith

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

By	/s/ PATRICK MCCLYMONT
Patrick McClymont
Executive Vice-President & Chief Financial Officer

Date: February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2018.

/s/ RICHARD L. GELFOND Richard L. Gelfond Chief Executive Officer & Director (Principal Executive Officer)	/s/ PATRICK MCCLYMONT Patrick McClymont Executive Vice President & Chief Financial Officer (Principal Financial Officer)	/s/ JEFFREY VANCE Jeffrey Vance Senior Vice-President, Finance & Controller (Principal Accounting Officer)

*	*	*
Bradley J. Wechsler Chairman of the Board & Director	Neil S. Braun Director	Eric A. Demirian Director

*	*	*
David W. Leebron Director	Michael Lynne Director	Michael MacMillan Director

*	*	*
Greg Foster Director	Dana Settle Director	Darren D. Throop Director

*
Kevin Douglas Director

By	* /s/ PATRICK MCCLYMONT
Patrick McClymont
(as attorney-in-fact)

IMAX CORPORATION

Schedule II

Valuation and Qualifying Accounts

(In thousands of U.S. dollars)

	Balance at beginning of year	Additions/ (recoveries) charged to expenses	Other additions/ (deductions)(1)	Balance at end of year
Allowance for net investment in leases
Year ended December 31, 2015	$972	$—	$(300)	$672
Year ended December 31, 2016	$672	$—	$—	$672
Year ended December 31, 2017	$672	$(517)	$—	$155

Allowance for financed sale receivables
Year ended December 31, 2015	$494	$75	$(1)	$568
Year ended December 31, 2016	$568	$(75)	$1	$494
Year ended December 31, 2017	$494	$428	$—	$922

Allowance for doubtful accounts receivable
Year ended December 31, 2015	$947	$677	$(478)	$1,146
Year ended December 31, 2016	$1,146	$771	$(667)	$1,250
Year ended December 31, 2017	$1,250	$1,967	$(1,604)	$1,613

Inventories valuation allowance
Year ended December 31, 2015	$3,549	$572	$(779)	$3,342
Year ended December 31, 2016	$3,342	$—	$—	$3,342
Year ended December 31, 2017	$3,342	$500	$44	$3,886

Deferred income tax valuation allowance
Year ended December 31, 2015	$310	$16	$—	$326
Year ended December 31, 2016	$326	$(129)	$—	$197
Year ended December 31, 2017	$197	$—	$—	$197

(1)	Deductions represent write-offs of amounts previously charged to the provision.