Form 10-Q
period 2018-03-31
IMAX CORP
filed 2018-05-01
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2018
Common stock, no par value	63,996,413

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

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

(Unaudited)

	March 31, 2018	December 31 2017
Assets
Cash and cash equivalents	$145,579	$158,725
Accounts receivable, net of allowance for doubtful accounts of $2,075 (December 31, 2017 — $1,613)	119,754	130,546
Financing receivables	129,774	129,494
Inventories	29,096	30,788
Prepaid expenses	10,165	7,549
Film assets	7,714	5,026
Property, plant and equipment	278,978	276,781
Other assets	62,569	26,757
Deferred income taxes	25,145	30,708
Other intangible assets	30,533	31,211
Goodwill	39,027	39,027

Total assets	$878,334	$866,612

Liabilities
Bank indebtedness	$24,867	$25,357
Accounts payable	13,782	24,235
Accrued and other liabilities	94,023	100,140
Deferred revenue	112,131	113,270

Total liabilities	244,803	263,002

Commitments and contingencies
Non-controlling interests	5,471	1,353

Shareholders’ equity
Capital stock common shares — no par value. Authorized — unlimited number
64,287,977 issued and 63,996,413 outstanding (December 31, 2017 — 64,902,201 issued and 64,695,550 outstanding)	441,303	445,797
Less: Treasury stock, 291,564 shares at cost (December 31, 2017 — 206,651)	(5,992)	(5,133)
Other equity	173,866	175,300
Accumulated deficit	(60,418)	(87,592)
Accumulated other comprehensive loss	(138)	(626)

Total shareholders’ equity attributable to common shareholders	548,621	527,746
Non-controlling interests	79,439	74,511

Total shareholders’ equity	628,060	602,257

Total liabilities and shareholders’ equity	$878,334	$866,612

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Equipment and product sales	$19,513	$11,544
Services	44,746	38,844
Rentals	18,202	15,857
Finance income	2,523	2,412

	84,984	68,657

Costs and expenses applicable to revenues
Equipment and product sales	7,972	7,464
Services	20,351	19,814
Rentals	5,969	5,608

	34,292	32,886

Gross margin	50,692	35,771
Selling, general and administrative expenses	28,083	30,941
(including share-based compensation expense of $4.4 million for the three months ended March 31, 2018 (2017 — $5.3 million))
Research and development	3,592	4,334
Amortization of intangibles	892	602
Receivable provisions, net of recoveries	451	185
Exit costs, restructuring charges and associated impairments	702	—

Income (loss) from operations	16,972	(291)
Interest income	247	228
Interest expense	(494)	(455)

Income (loss) from operations before income taxes	16,725	(518)
Provision for income taxes	(4,453)	(114)
Loss from equity-accounted investments, net of tax	(205)	(255)

Net income (loss)	12,067	(887)
Less: net (income) loss attributable to non-controlling interests	(3,562)	962

Net income attributable to common shareholders	$8,505	$75

Net income per share attributable to common shareholders—basic and diluted:
Net income per share — basic and diluted	$0.13	$—

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$12,067	$(887)

Unrealized net (loss) gain from cash flow hedging instruments	(1,007)	313
Realization of cash flow hedging net (gain) loss upon settlement	(220)	285
Foreign currency translation adjustments	2,052	458

Other comprehensive income, before tax	825	1,056
Income tax benefit (expense) related to other comprehensive income	321	(157)

Other comprehensive income, net of tax	1,146	899

Comprehensive income	13,213	12
Less: Comprehensive (income) loss attributable to non-controlling interests	(4,220)	816

Comprehensive income attributable to common shareholders	$8,993	$828

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash provided by (used in):
Operating Activities
Net income (loss)	$12,067	$(887)
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation and amortization	13,521	12,088
Write-downs, net of recoveries	1,036	4,010
Change in deferred income taxes	(465)	(958)
Stock and other non-cash compensation	5,141	5,660
Unrealized foreign currency exchange loss (gain)	35	(171)
Loss from equity-accounted investments	106	156
Loss on non-cash contribution to equity-accounted investees	99	99
Investment in film assets	(6,259)	(3,334)
Changes in other non-cash operating assets and liabilities	(9,818)	(17,280)

Net cash provided by (used in) operating activities	15,463	(617)

Investing Activities
Purchase of property, plant and equipment	(6,588)	(4,068)
Investment in joint revenue sharing equipment	(4,810)	(7,547)
Acquisition of other intangible assets	(555)	(1,591)
Investment in new business ventures	—	(1,000)

Net cash used in investing activities	(11,953)	(14,206)

Financing Activities
Repayment of bank indebtedness	(500)	(500)
Repurchase of common shares	(13,396)	—
Treasury stock purchased for future settlement of restricted share units	(5,992)	(779)
Taxes withheld and paid on employee stock awards vested	(1,028)	(146)
Settlement of restricted share units and options	(173)	(11,158)
Issuance of subsidiary shares to a non-controlling interest	4,449	—
Common shares issued—stock options exercised	—	13,082

Net cash (used in) provided by financing activities	(16,640)	499

Effects of exchange rate changes on cash	(16)	46

Decrease in cash and cash equivalents during period	(13,146)	(14,278)
Cash and cash equivalents, beginning of period	158,725	204,759

Cash and cash equivalents, end of period	$145,579	$190,481

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

These condensed consolidated financial statements include the accounts of the Company together with its consolidated subsidiaries, except for subsidiaries which the Company has identified as variable interest entities (“VIEs”) where the Company is not the primary beneficiary. The nature of the Company’s business is such that the results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all normal and recurring adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.

The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”).

The Company has ten film production companies that are VIEs. For five of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. The majority of these consolidated assets are held by the IMAX Original Film Fund (the “Original Film Fund”) and the IMAX Virtual Reality Fund (the “VR Fund”) as described in note 17(b). For the other five film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statements of operations.

Total assets and liabilities of the Company’s consolidated VIEs are as follows:

	March 31, 2018	December 31, 2017
Total assets	$11,357	$7,539
Total liabilities	$11,445	$7,178

Total assets and liabilities of the VIE entities which the Company does not consolidate are as follows:

	March 31, 2018	December 31, 2017
Total assets	$448	$448
Total liabilities	$380	$388

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

These interim financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2017 Annual Report on Form 10-K for the year ended December 31, 2017 (“the 2017 Form 10-K”) which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company’s financial statements for the year ended December 31, 2017, except as noted below.

2. New Accounting Standards and Accounting Changes

Adoption of New Accounting Policies

The Company adopted several standards including the following material standards on January 1, 2018, which are effective for annual periods ending after December 31, 2017, and for annual and interim periods thereafter.

In 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC Topic 606”). The Company 2014-09 and several associated ASUs on January 1, 2018. See note 3 for a further discussion of the Company’s adoption of ASC Topic 606, including its 2018 operating results under the new standard.

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

In February 2018, the FASB issued ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2018-03”). The purpose of ASU 2018-03 is to clarify certain aspects of the guidance issued in ASU 2016-01. For public entities, the amendments in ASU 2018-03 are effective for interim periods beginning after June 15, 2018. The Company is currently assessing the impact of ASU 2018-03 on its condensed consolidated financial statements.

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. Accounting standards updates that are not noted above were assessed and determined to be not applicable or not significant to the Company’s condensed consolidated financial statements for the period ended March 31, 2018.

3. Adoption of ASC Topic 606, Revenue from Contracts with Customers, effective January 1, 2018

As discussed in note 2, in 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. Several ASUs have been issued since the issuance of ASU 2014-09. These ASUs, which modify certain sections of ASU 2014-09 are intended to promote a more consistent interpretation and application of the principles outlined in the standard.

On January 1, 2018, the Company adopted ASC Topic 606, utilizing the modified retrospective transition method with a cumulative catch-up adjustment. Prior year amounts are presented in accordance with ASC Topic 605, “Revenue Recognition” or other applicable standards effective prior to January 1, 2018. The Company is applying the new revenue standard only to contracts not completed as of the date of initial application, referred to as open contracts. All system sales and maintenance contracts with the existing network of IMAX theaters and the backlog of sales contracts make up a significant majority of the Company’s open contracts at any point in time. DMR arrangements where the film continues to be shown by the Company’s exhibitor partners, film distribution arrangements with remaining terms, aftermarket sales orders that have been received but for which control of the assets has not yet transferred to the customer are all also considered open contracts.

The Company’s revenues from the sales of projection systems, provision of maintenance services, sale of aftermarket 3D glasses and parts, conversion of film content into the IMAX DMR format, distribution of documentary film content and the provision of post- production services are within the scope of the standard. The Company’s joint revenue sharing revenue arrangements, with the exception of those where the title transfers to the customer prior to recognition of the system revenue (hybrid sales arrangements), are not in scope of the standard due to their classification as leases. Similarly, any system revenue transactions classified as sales-type leases are excluded from the provisions of the new standard.

The Company has assessed its performance obligations under its arrangements pursuant to ASC Topic 606 and has concluded that there are no significant differences between the performance obligations required to be units of account under ASC Topic 606 and the deliverables considered to be units of account under ASC Topic 605. Specifically, the Company has concluded that its “System Obligation”, which consists of a theater system (projector, sound system, screen system and, if applicable, 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation services, and projectionist training; a license to use the IMAX brand to market the theater; 3D glasses; initial maintenance and extended warranty services; and potentially the licensing of films remains unchanged when considered under ASC Topic 606. The Company’s performance obligations for its DMR, maintenance, film distribution and aftermarket sales contracts remain similar to those under ASC Topic 605.

The new standard requires the Company to estimate the total consideration, including an estimate of future variable consideration, received in exchange for the goods delivered or services rendered. Certain of the Company’s revenue streams will be impacted by the variable consideration provisions of the new standard. The arrangements for the sale of projection systems include indexed minimum payment increases over the term of the arrangement, as well as provision for additional payments in excess of the minimum agreed payments in situations where the theater exceeds certain box office thresholds. Both of these contract provisions constitute variable consideration under the new standard that, subject to constraints to ensure reversal of revenues do not occur, require estimation and recognition upon transfer of control of the System Obligation to the customer, which is at the earlier of client acceptance of the installation of the system, including projectionist training, and the theater’s opening to the public. As this variable consideration extends through the entire term of the arrangement, which typically last 10 years, the Company applies constraints to its estimates and recognizes the variable consideration on a discounted present value basis at recognition. Under the previous standard, these amounts were recognized as reported by exhibitors (or customers) in future periods.

In certain joint revenue sharing arrangements, specifically the Company’s hybrid sales arrangements, the Company’s arrangements call for sufficient upfront revenues to cover the cost of the arrangement, with monthly payments calculated based on the theater’s net box office earned. Title and control of the projection system transfer to the customer at the point of revenue recognition, which is the earlier of client acceptance of the theater installation, including projectionist training, and theater opening to the public. Under the new revenue recognition standard, the percentage payment is considered variable consideration that must be estimated and recognized at the time of initial revenue recognition. Using box office projections and the Company’s history with theater and box office experience in different territories, the Company estimates the amount of percentage payment earned over the life of the arrangement, subject to sufficient constraint such that there is not a risk of significant revenue reversal. Under the previous recognition standard, these amounts were recognized as reported by exhibitors (or customers) in future periods. As a result, the Company has reclassified hybrid sales arrangements to the traditional sales segment since the total consideration received and the revenue recognition timing at transfer of control of the assets now very closely resemble those of the traditional sale arrangements.

The Company’s arrangements include a requirement for the provision of maintenance services over the life of the arrangement, subject to a consumer price index increase on renewal each year. Under the new standard, the Company has included the future consideration from the provision of maintenance services in the relative selling price allocation calculation at the inception of the arrangement. Under the previous recognition standard, only the first year’s extended warranty and maintenance services included as part of the upfront consideration received by the Company was included in the relative selling price allocation to determine the allocation of consideration between deliverables, while the future years maintenance services were recognized and amortized over each year’s renewal term. Except in circumstances where customers prepay the entire term’s maintenance arrangement, payments are due to the Company for the years after the extended warranty and maintenance services offered as part of the System Obligation expire. Payments upon renewal each year can be either in arrears or in advance, and can vary in frequency from monthly to annually. At March 31, 2018, $18.1 million of consideration has been deferred in relation to outstanding stand ready performance obligations related to these maintenance services. As the maintenance services are a stand ready obligation, revenue, subject to appropriate constraint, is recognized evenly over the contract term, which is consistent with past treatment. The Company does not expect a significant change in the allocation of consideration between performance obligations to arise as a result of this change. The Company’s DMR and Film Distribution revenue streams fall under the variable consideration exemption for sales- or usage-based royalties. While the Company does not hold rights to the intellectual property in the form of the DMR film content, the Company is being reimbursed for the application of its intellectual property in the form of its patented DMR processes used in the creation of new intellectual property in the form of an IMAX DMR version of film. The Company’s Film Distribution revenues are strictly from the license of its intellectual property in the form of documentary film content to which the Company holds distribution rights.

The Company’s remaining revenue streams are not significantly impacted by the new standard. As the arrangements do not call for variable consideration and recognition of revenues transfer at the time of provision of service or transfer of control of goods as appropriate.

The recognition of variable consideration involves a significant amount of judgment. ASC Topic 606 requires variable consideration to be recognized subject to appropriate constraints to avoid a significant reversal of revenue in future periods. The standard identifies several examples of situations where constraining variable consideration would be appropriate:

•	The amount of consideration is highly susceptible to factors outside the entity’s influence

•	The uncertainty about the amount of consideration is not expected to be resolved for a long period of time

•	The Company’s experience (or other evidence) with similar types of contracts is limited, or that experience has limited predictive value

•	The Company has a practice of either offering a broad range of price concessions or changing the payment terms and conditions of similar contracts in similar circumstances

The Company recorded an increase to opening retained earnings of $27.6 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606, with the impact primarily related to revenue from its theatre system business. The impact to revenues as a result of applying ASC Topic 606 was an increase of $0.7 million for the three months ended March 31, 2018.

The following table presents the impacted financial statement line items in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2018:

(in thousands of U.S. dollars, except per share amounts)	Pre-adoption of ASC Topic 606	ASC Topic 606 Adjustments	As reported
Revenues	$84,315	$669	$84,984
Provision for income taxes	(4,306)	(147)	(4,453)
Net income (loss)	11,545	522	12,067
Less: net (income) loss attributable to non-controlling interests	(3,494)	(68)	(3,562)
Net income attributable to common shareholders	8,051	454	8,505
Net income per share attributable to common shareholders - basic and diluted	0.13	—	0.13

The following table presents the impact of ASC Topic 606 on the Company’s revenues for the three months ended March 31, 2018, by reportable segment:

	Pre-adoption of ASC Topic 606	ASC Topic 606 Adjustments	As reported
Network business
IMAX DMR	$27,051	$—	$27,051
Joint revenue sharing arrangements – contingent rent(1)	18,529	(668)	17,861
IMAX systems – contingent rent(1)	852	(852)	—

	46,432	(1,520)	44,912

Theater business
IMAX systems
Sales and sales-type leases(2)	14,911	3,227	18,138
Ongoing fees and finance income(3)	2,603	127	2,730
Joint revenue sharing arrangements – fixed fees(4)	1,165	(1,165)	—
Theater system maintenance	12,712	—	12,712
Other theater	1,377	—	1,377

	32,768	2,189	34,957

New business	608	—	608

Other
Film post-production	3,163	—	3,163
Film distribution	571	—	571
Other	773	—	773

	4,507	—	4,507

Total	$84,315	$669	$84,984

(1)	Contingent rent of $0.7 million related to theater systems under hybrid sales arrangements and $0.9 million related to theater systems under sales arrangements was recognized in the Company’s transition adjustment.

(2)	Variable consideration of $1.6 million relating to theater systems recognized as sales or hybrid sales was recognized as part of the System Obligation in the quarter and the fixed consideration recognized for theater systems installed under hybrid sales arrangements was reclassified from Joint revenue sharing arrangement – fixed fees as hybrid sales are no longer considered part of the Joint revenue sharing arrangement segment.

(3)	Finance income of $0.1 million was recognized on the future consideration related to contracts.

(4)	Fixed consideration of $1.2 million related to the recognition of theater systems under hybrid sales arrangements was reclassified to Sales and Sales-type leases.

Upon adoption of ASC Topic 606 the Company has evaluated its revenue streams by reportable segment and scoped out lease arrangements in accordance with the standard. The following table presents a breakdown of the Company’s revenues for the three months ended March 31, 2018, whereby fixed and variable consideration are subject to the new standard:

	Subject to the New Revenue Recognition Standard		Subject to the Lease Standard
	Fixed consideration	Variable consideration	Lease arrangements	Total
Network business
IMAX DMR	$—	$27,051	$—	$27,051
Joint revenue sharing arrangements – contingent rent	—	—	17,861	17,861
IMAX systems – contingent rent	—	—	—	—

	—	27,051	17,861	44,912

Theater business
IMAX systems
Sales and sales-type leases	15,949	2,189	—	18,138
Ongoing fees and finance income	2,730	—	—	2,730
Joint revenue sharing arrangements – fixed fees	—	—	—	—
Theater system maintenance	12,712	—	—	12,712
Other theater	1,377	—	—	1,377

	32,768	2,189	—	34,957

New business	—	608	—	608

Other
Film post-production	3,163	—	—	3,163
Film distribution	—	571	—	571
Other	50	723	—	773

	3,213	1,294	—	4,507

Total	$35,981	$31,142	$17,861	$84,984

The following table presents the impact from the adoption of ASC Topic 606 on the Company’s assets and liabilities in the condensed consolidated balance sheet:

	Balance at		Balance at
	December 31,	ASC Topic 606	January 1,
	2017	Adjustments	2018
Assets
Other Assets	$26,757	$34,384	$61,141
Deferred income taxes	30,708	(6,436)	24,272

Shareholders’ equity
Accumulated deficit	(87,592)	27,571	(60,021)
Non-controlling interests	74,511	377	74,888

As it is the first quarter after transition, the Company has not experienced any significant true-up of its transition amounts.

The following describes the Company’s updated revenue recognition policy to reflect the adoption of ASC Topic 606:

Contracts with Multiple Performance Obligations

The Company’s revenue arrangements with certain customers may involve performance obligations consisting of the delivery of a theater system (projector, sound system, screen system and, if applicable, 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation, and projectionist training; a license to use the IMAX brand; 3D glasses; maintenance and extended warranty services; and licensing of films. The Company evaluates all of the performance obligations in an arrangement to determine which are considered distinct, either individually or in a group, for accounting purposes and which of the deliverables represent separate units of accounting based on the applicable accounting guidance in the Leases Topic of the FASB ASC; the Guarantees Topic of the FASB ASC; and the Revenue Recognition Topic of the FASB. If separate units of accounting are either required under the relevant accounting standards or determined to be applicable under the Revenue Recognition Topic, the total consideration received or receivable in the arrangement is allocated based on the applicable guidance in the above noted standards.

Theater Systems

The Company has identified the projection system, sound system, screen system and, if applicable, 3D glasses cleaning machine, theater design support, supervision of installation, projectionist training and the use of the IMAX brand to be, as a group, a distinct performance obligation, and a single unit of accounting (the “System Obligation”). When an arrangement does not include all the performance obligations of a System Obligation, the performance obligations of the System Obligation included in the arrangement are considered by the Company to be a grouped distinct performance obligation and a single unit of accounting. The Company is not responsible for the physical installation of the equipment in the customer’s facility; however, the Company supervises the installation by the customer. The customer has the right to use the IMAX brand from the date the Company and the customer enter into an arrangement.

The Company’s System Obligation arrangements involve either a lease or a sale of the theater system. Consideration for the System Obligation, other than for those delivered pursuant to joint revenue sharing arrangements, consist of upfront or initial payments made before and after the final installation of the theater system equipment and ongoing payments throughout the term of the lease or over a period of time, as specified in the arrangement. The ongoing payments are the greater of an annual fixed minimum amount or a certain percentage of the theater box-office. Amounts received in excess of the annual fixed minimum amounts are considered contingent payments. The Company’s arrangements are non-cancellable, unless the Company fails to perform its obligations. In the absence of a material default by the Company, there is no right to any remedy for the customer under the Company’s arrangements. If a material default by the Company exists, the customer has the right to terminate the arrangement and seek a refund only if the customer provides notice to the Company of a material default and only if the Company does not cure the default within a specified period.

Consideration is allocated to each unit of accounting based on the unit’s relative selling prices. The Company uses vender-specific objective evidence of selling price (VSOE) when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. VSOE is established for the Company’s System Obligation, maintenance and extended warranty services and film license arrangements. The Company uses a best estimate of selling price (BESP) for units of accounting that do not have VSOE or third-party evidence of selling price. The Company determines BESP for a deliverable by considering multiple factors including the Company’s historical pricing practices, product class, market competition and geography.

Sales Arrangements

For arrangements qualifying as sales, the revenue allocated to the System Obligation is recognized in accordance with the Revenue Recognition Topic of the FASB ASC, when all of the following conditions signifying transfer of control have been met: (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater, provided there is persuasive evidence of an arrangement, the price is fixed or determinable and collectability is reasonably assured.

The initial revenue recognized consists of the initial payments received and the present value of any future initial payments, fixed minimum ongoing payments and an estimate of future variable consideration (future CPI and additional payments in excess of the minimums in the case of full sale arrangements or a percentage of ongoing box office in the case of hybrid sales arrangements) that have been attributed to this unit of accounting.

The Company has also agreed, on occasion, to sell equipment under lease or at the end of a lease term. Consideration agreed to for these lease buyouts is included in revenues from equipment and product sales, when persuasive evidence of an arrangement exists, the fees are fixed or determinable, collectability is reasonably assured and control of the theater system passes from the Company to the customer.

Taxes assessed by governmental authorities that are both imposed on and concurrent with the specific revenue-producing transactions and collected by the Company have been excluded from the measurement of the transaction prices discussed above.

Lease Arrangements

The Company uses the Leases Topic of FASB ASC to evaluate whether an arrangement is a lease within the scope of the accounting standard. Transactions accounted for under the Leases Topic of FASB ASC are not within the scope of Topic 606. Arrangements not within the scope of the accounting standard are accounted for either as a sales or services arrangement, as applicable.

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

For sales-type leases, the revenue allocated to the System Obligation is recognized when the lease term commences, which the Company deems to be when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition; (ii) the 3D glasses cleaning machine, if applicable, has been delivered; (iii) projectionist training has been completed; and (iv) the earlier of (a) receipt of the written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater, provided collectability is reasonably assured.

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

Revenues from joint revenue sharing arrangements with upfront payments that qualify for classification as sales-type leases are recognized in accordance with the sales and sales-type lease criteria discussed above. Contingent revenues from joint revenue sharing arrangements are recognized as box-office results and concessions revenues are reported by the theater operator, provided collectability is reasonably assured.

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

Cost of Rentals

For theater systems and other equipment subject to an operating lease or placed in a theater operators’ venue under a joint revenue sharing arrangement, the cost of equipment and those costs that result directly from and are essential to the arrangement, is included within property, plant and equipment. Depreciation and impairment losses, if any, are included in cost of rentals based on the accounting policy set out in note 2(g) of the Company’s Form 10-K. Under the new standard, commissions continue to be deferred and recognized as costs and expenses applicable to revenues-rentals in the month they are earned, which is typically the month of installation.

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

Maintenance and Extended Warranty Services

Maintenance and extended warranty services may be provided under a multiple element arrangement or as a separately priced contract. Revenues related to these services are deferred and recognized on a straight-line basis over the contract period and are recognized in Services revenues. Maintenance and extended warranty services includes maintenance of the customer’s equipment and replacement parts. Under certain maintenance arrangements, maintenance services may include additional training services to the customer’s technicians. All costs associated with this maintenance and extended warranty program are expensed as incurred. A loss on maintenance and extended warranty services is recognized if the expected cost of providing the services under the contracts exceeds the related deferred revenue. As the maintenance services are a stand ready obligation with the cost of providing the service expected to increase throughout the term, revenue is recognized over the term of the arrangement such that increased amounts are recognized in later periods.

Film Production and IMAX DMR Services

In certain film arrangements, the Company produces a film financed by third parties whereby the third party retains the copyright and the Company obtains exclusive distribution rights. Under these arrangements, the Company is entitled to receive a fixed fee or to retain as a fee the excess of funding over cost of production (the “production fee”). The third parties receive a portion of the revenues received by the Company from distributing the film, which is charged to costs and expenses applicable to revenues-services. The production fees are deferred, and recognized as a reduction in the cost of the film based on the ratio of the Company’s distribution revenues recognized in the current period to the ultimate distribution revenues expected from the film. Film exploitation costs, including advertising and marketing are recorded in costs and expenses applicable to revenues-services as incurred.

Revenue from film production services where the Company does not hold the associated distribution rights are recognized in Services revenues when performance of the contractual service is complete, provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collectability is reasonably assured.

Revenues from digitally re-mastering (IMAX DMR) films where third parties own or hold the copyrights and the rights to distribute the film are derived in the form of processing fees for the application of the Company’s patented processes calculated as a percentage of box-office receipts generated from the re-mastered films. Since these fees are subject to the sales-based royalty exception, they are recognized as Services revenues when box-office receipts are reported by the third party that owns or holds the related film rights, provided collectability is reasonably assured.

Losses on film production and IMAX DMR services are recognized as costs and expenses applicable to revenues-services in the period when it is determined that the Company’s estimate of total revenues to be realized by the Company will not exceed estimated total production costs to be expended on the film production and the cost of IMAX DMR services.

Film Distribution

Revenue from the flat-fee licensing of films whose distribution rights are owned by the Company is recognized in Services revenues when persuasive evidence of a licensing arrangement exists, the film has been completed and delivered, the license period has begun, the fee is fixed or determinable and collectability is reasonably assured. When license fees are based on a percentage of box-office receipts, the revenue is subject to the sales-based royalty exception and is recognized when box-office receipts are reported by exhibitors, provided collectability is reasonably assured. Film exploitation costs, including advertising and marketing, are recorded in costs and expenses applicable to revenues-services as incurred.

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

Other service revenues are recognized in Service revenues when the performance of contracted services is complete.

4. Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	March 31, 2018	December 31, 2017
Gross minimum lease payments receivable	$8,447	$8,537
Unearned finance income	(1,110)	(1,147)

Minimum lease payments receivable	7,337	7,390
Accumulated allowance for uncollectible amounts	(155)	(155)

Net investment in leases	7,182	7,235

Gross financed sales receivables	162,532	162,522
Unearned finance income	(39,018)	(39,341)

Financed sales receivables	123,514	123,181
Accumulated allowance for uncollectible amounts	(922)	(922)

Net financed sales receivables	122,592	122,259

Total financing receivables	$129,774	$129,494

Net financed sales receivables due within one year	$25,539	$25,455
Net financed sales receivables due after one year	$97,053	$96,804

As at March 31, 2018, the financed sale receivables had a weighted average effective interest rate of 9.1% (December 31, 2017 — 9.1%).

5. Inventories

	March 31, 2018	December 31, 2017
Raw materials	$23,421	$21,206
Work-in-process	3,896	2,601
Finished goods	1,779	6,981

	$29,096	$30,788

At March 31, 2018, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $3.3 million (December 31, 2017 — $4.9 million).

There were no write-downs for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions, during the three months ended March 31, 2018 and 2017.

6. Property Plant and Equipment

	As at March 31, 2018
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components	$268,940	$109,948	$158,992
Camera equipment	5,757	4,079	1,678

	274,697	114,027	160,670

Assets under construction	25,187	—	25,187

Other property, plant and equipment
Land	8,203	—	8,203
Buildings	74,859	18,005	56,854
Office and production equipment	44,556	23,604	20,952
Leasehold improvements	11,064	3,952	7,112

	138,682	45,561	93,121

	$438,566	$159,588	$278,978

	As at December 31, 2017
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components	$264,259	$103,922	$160,337
Camera equipment	5,757	3,939	1,818

	270,016	107,861	162,155

Assets under construction	23,398	—	23,398

Other property, plant and equipment
Land	8,203	—	8,203
Buildings	74,478	17,364	57,114
Office and production equipment	40,442	22,164	18,278
Leasehold improvements	10,974	3,341	7,633

	134,097	42,869	91,228

	$427,511	$150,730	$276,781

The Company recognized asset impairment charges of $0.5 million in the three months ended March 31, 2018 (2017 — $0.4 million) against property, plant and equipment after an assessment of the carrying value of certain assets in light of their future expected cash flows.

7. Other Intangible Assets

	As at March 31, 2018
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$12,391	$7,914	$4,477
Licenses and intellectual property	21,168	7,822	13,346
Other	19,885	7,175	12,710

	$53,444	$22,911	$30,533

	As at December 31, 2017
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$12,184	$7,710	$4,474
Licenses and intellectual property	21,471	7,800	13,671
Other	19,529	6,463	13,066

	$53,184	$21,973	$31,211

Other intangible assets of $19.9 million are comprised mainly of the Company’s investment in an enterprise resource planning system. Fully amortized other intangible assets of $5.9 million are still in use by the Company.

During the three months ended March 31, 2018, the Company acquired $0.7 million in other intangible assets. The weighted average amortization period for these additions was 10 years.

During the three months ended March 31, 2018, the Company incurred costs of less than $0.1 million to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses (2017 – $0.1 million).

As at March 31, 2018, estimated amortization expense for each of the years ended December 31, are as follows:

2018 (nine months remaining)	$3,653
2019	4,871
2020	4,871
2021	4,871
2022	4,871

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

The terms of the Credit Facility are set forth in the Fourth Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), dated March 3, 2015, among the Company, the Guarantors, the lenders named therein, Wells Fargo Bank, National Association (“Wells Fargo”), as agent and issuing lender and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner and in various collateral and security documents entered into by the Company and the Guarantors.

The Company was in compliance with all of its requirements at March 31, 2018.

Total amounts drawn and available under the Credit Facility at March 31, 2018 were $nil and $200.0 million, respectively (December 31, 2017 — $nil and $200.0 million, respectively).

As at March 31, 2018, the Company did not have any and advance payment guarantees outstanding (December 31, 2017 — $nil), under the Credit Facility.

Playa Vista Financing

In 2014, IMAX PV Development Inc., a wholly-owned subsidiary of the Company (“PV Borrower”), entered into a loan agreement with Wells Fargo to principally fund the costs of development and construction of the Company’s new West Coast headquarters, located in the Playa Vista neighborhood of Los Angeles, California (the “Playa Vista Loan”).

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

The Playa Vista Loan is secured by a deed of trust from PV Borrower in favor of Wells Fargo and other documents evidencing and securing the loan, granting a first lien on and security interest in the Playa Vista property and the Playa Vista Project, including all improvements to be constructed thereon. The Company had also guaranteed the Playa Vista Loan.

The Loan Documents contain affirmative, negative and financial covenants (including compliance with the financial covenants of the Company’s outstanding Credit Facility), representations, warranties, borrowing conditions, and events of default customary for development projects such as the Playa Vista Project.

Bank indebtedness includes the following:

	March 31, 2018	December 31, 2017
Playa Vista Loan	$25,167	$25,667
Deferred charges on debt financing	(300)	(310)

	$24,867	$25,357

Total amounts drawn under the loan at March 31, 2018 was $25.2 million (December 31, 2017 — $25.7 million). The effective interest rate for the three months ended March 31, 2018 was 3.70% (March 31, 2017 — 2.85%).

In accordance with the loan agreement, the Company is obligated to make payments on the principal of the loan as follows:

2018 (nine months remaining)	$1,500
2019	2,000
2020	2,000
2021	2,000
2022	2,000
Thereafter	15,667

$25,167

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. There is no settlement risk on its foreign currency forward contracts at March 31, 2018, as the fair value exceeded the notional value of the forward contracts. As at March 31, 2018, the Company has $35.0 million in notional value of such arrangements outstanding.

Bank of Montreal Facility

As at March 31, 2018, the Company has available a $10.0 million facility (December 31, 2017 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by Export Development Canada (the “Bank of Montreal Facility”). As at March 31, 2018, the Company has outstanding letters of credit and advance payment guarantees outstanding of $0.1 million (December 31, 2017 — $nil), under the Bank of Montreal Facility.

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

The Company has a minimum commitment of $2.7 million toward the development, production, post-production and marketing related to certain film and new content initiatives. As of March 31, 2018, the Company has spent $1.3 million, and expects to spend $1.4 million during the remainder of the year.

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

(a) On May 15, 2006, the Company initiated arbitration against Three-Dimensional Media Group, Ltd. (“3DMG”) before the International Centre for Dispute Resolution in New York (the “ICDR”), alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. On June 21, 2007, the ICDR unanimously denied 3DMG’s Motion for Summary Judgment filed on April 11, 2007 concerning the Company’s claims and 3DMG’s counterclaims. The proceeding was suspended on

May 4, 2009 due to failure of 3DMG to pay fees associated with the proceeding. The proceeding was further suspended on October 11, 2010 pending resolution of re-examination proceedings involving one of 3DMG’s patents. Following a status conference on April 27, 2016 before the ICDR, the ICDR granted 3DMG leave to amend its answer and counterclaims, and subsequently lifted the stay in this matter. In its amended counterclaims, 3DMG seeks damages for alleged unpaid royalties, damages and other fees under the license and consulting agreements, and the Panel also has permitted 3DMG to advance new damage theories. The ICDR held the first phase of a final hearing during the week of July 10, 2017, and the second phase of the hearing occurred during the week of October 16, 2017. The parties submitted final, post-hearing briefs in December 2017, and the Panel held closing oral arguments in March 2018. The Company believes that the amount of loss suffered in connection with the amended counterclaims would not have a material impact on the financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of the arbitration. The minimum amount in the range has been used to measure the amount to be accrued for this loss contingency in accordance with FASB ASC Topic 450.

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

(d) On November 11, 2013, Giencourt Investments, S.A. (“Giencourt”) initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida, based on alleged breaches by the Company of its theater agreement and related license agreement with Giencourt. An arbitration hearing for witness testimony was held during the week of December 14, 2015. At the hearing, Giencourt’s expert identified monetary damages of up to approximately $10.4 million, which Giencourt sought to recover from the Company. The Company asserted a counterclaim against Giencourt for breach of contract and sought to recover lost profits in excess of $24.0 million under the agreements. Subsequently, in December 2015, Giencourt made a motion to the panel seeking to enforce a purported settlement of the matter based on negotiations between Giencourt and the Company. The panel held a final hearing with closing arguments in October 2016. On February 7, 2017, the panel issued a Partial Final Award and on July 21, 2017, the panel issued a Final Award (collectively, the “Award”), which held that the parties had reached a binding settlement, and therefore the panel did not reach the merits of the dispute. The Company strongly disputes that discussions about a potential resolution of this matter amounted to an enforceable settlement. In October 2017, the Company filed a petition to vacate the arbitration award in the United States Court for the Southern District of Florida on various grounds, including that the panel exceeded its jurisdiction. The petition is still pending. At this time, the Company is unable to determine the amounts that it may owe pursuant to the Award, or the timing of any such payments, and therefore no assurances can be given with respect to the ultimate outcome of the matter.

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

Product Warranties

The Company’s accrual for product warranties, that was recorded as part of accrued and other liabilities in the condensed consolidated balance sheets was $0.1 million and $0.1 million at March 31, 2018 and December 31, 2017, respectively.

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheets as at March 31, 2018 and December 31, 2017, with respect to this indemnity.

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

10. Condensed Consolidated Statements of Operations Supplemental Information

(a) Selling Expenses

The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs and direct advertising and marketing, included in costs and expenses applicable to revenues-equipment and product sales, totaled $0.7 million for the three months ended March 31, 2018 (2017 — $0.4 million).

Film exploitation costs, including advertising and marketing, totaled $5.3 million for the three months ended March 31, 2018 (2017 — $2.4 million), and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to revenues-rentals in the month they are earned. These costs totaled less than $0.1 million for the three months ended March 31, 2018 (2017 — $0.1 million). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled an expense of $0.1 million for the three months ended March 31, 2018 (2017 — $0.3 million).

(b) Foreign Exchange

Included in selling, general and administrative expenses for the three months ended March 31, 2018 is a loss of $0.1 million (2017 — loss of less than $0.1 million), for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities. See note 16(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 42 exhibitors for a total of 1,069 theater systems, of which 718 theaters were operating as at March 31, 2018, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 3.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Equipment and Product Sales and Rentals revenue and for the three months ended March 31, 2018 amounted to $17.9 million (2017 — $15.7 million).

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

For the three months ended March 31, 2018, the majority of IMAX DMR revenue was earned from the exhibition of 22 IMAX DMR films (2017 – 18) throughout the IMAX theater network.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three months ended March 31, 2018 amounted to $27.1 million (2017 — $23.4 million).

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

As at March 31, 2018, the Company has two significant co-produced film arrangements which represent the VIE total assets balance of $11.4 and liabilities balance of $11.4 million and three other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) of the Company’s 2017 Form 10-K, and in note 3.

For the three months ended March 31, 2018, amounts totaling $0.2 million (2017 — $0.5 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to Revenues – Services.

As at March 31, 2018, the Company is participating in one significant co-produced television arrangement. This arrangement is not a VIE.

For the three months ended March 31, 2018, revenues of $0.4 million (2017 — $nil) and costs and expenses applicable to revenues of $0.4 million (2017 — $nil) attributable to this collaborative arrangement have been recorded in Revenue – Services and Costs and expenses applicable to Revenues – Services, respectively. Included therein are net revenues attributable to transactions between the Company and other parties involved in the production of the episodic content of $nil (2017 — $nil).

11. Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Three Months Ended March 31,
	2018	2017
Decrease (increase) in:
Accounts receivable	$10,314	$161
Financing receivables	(420)	1,763
Inventories	1,692	(3,312)
Prepaid expenses	(2,616)	(1,421)
Other assets	(2,346)	(224)
Increase (decrease) in:
Accounts payable	(10,419)	(6,041)
Accrued and other liabilities	(4,862)	(18,825)
Deferred revenue	(1,161)	10,619

	$(9,818)	$(17,280)

(b) Cash payments made on account of:

	Three Months Ended March 31,
	2018	2017
Income taxes	$4,765	$7,270

Interest	$226	$190

(c) Depreciation and amortization are comprised of the following:

	Three Months Ended March 31,
	2018	2017
Film assets	$3,571	$3,805
Property, plant and equipment
Joint revenue sharing arrangements	4,840	4,246
Other property, plant and equipment	3,442	2,760
Other intangible assets	1,217	926
Other assets	310	220
Deferred financing costs	141	131

	$13,521	$12,088

(d) Write-downs, net of recoveries, are comprised of the following:

	Three Months Ended March 31,
	2018	2017
Accounts receivable	$451	$185
Property, plant and equipment (2)	421	409
Joint revenue sharing arrangements(2)	126	—
Other intangible assets	38	—
Film assets (1)	—	3,416

	$1,036	$4,010

(1)	The Company reviewed the carrying value of certain documentary film assets as a result of lower than expected revenue being generated during the period and revised expectations for future revenues based on the latest information available. In the three months ended March 31, 2017, an impairment of $3.4 million was recorded based on the carrying value of these documentary films as compared to the related estimated future box office and revenues that would ultimately be generated by these films. No such impairment was recognized in the three months ended March 31, 2018.
(2)	The Company recognized asset impairment charges of $0.5 million (2017 — $0.4 million) against property, plant and equipment after an assessment of the carrying value of certain assets in light of their future expected cash flows.

(e) Significant non-cash investing and financing activities are comprised of the following:

	Three Months Ended March 31,
	2018	2017
Net accruals related to:
Purchases of property, plant and equipment	$364	$1,384
Investment in joint revenue sharing arrangements	(20)	(55)
Acquisition of other intangible assets	5	(25)

	$349	$1,304

12. Income Taxes

(a) Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. During the quarter ended March 31, 2018, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings.

As at March 31, 2018, the Company had net deferred income tax assets after valuation allowance of $25.1 million (December 31, 2017 — $30.7 million), which consists of a gross deferred income tax asset of $25.3 million (December 31, 2017 — $30.9 million), against which the Company is carrying a $0.2 million valuation allowance (December 31, 2017 — $0.2 million).

For the quarter ended March 31, 2018, the Company recorded a provision for income taxes of $4.5 million. Included in the provision for income taxes was $0.1 million related to its provision for uncertain tax positions and a $0.7 million provision related to stock-based compensation costs recognized in the period as the tax deduction was less than the cumulative book expense recorded.

The Company elected to early adopt ASU 2016-16 related to income taxes in the first quarter of 2017. The impact from the adoption was reflected in the Company’s condensed consolidated financial statements on a modified retrospective basis resulting in an increase to Accumulated deficit of $8.3 million, a decrease to Other assets of $14.8 million, an increase to Deferred taxes of $7.9 million and an increase to Accrued and other liabilities of $1.4 million.

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

The effect of the provisional re-measurement on deferred taxes due to the Tax Reform was reflected entirely in 2017. As of December 31, 2017, the Company was able to determine a reasonable estimate of the effects of tax reform and recorded that estimate as a provisional amount. The provisional re-measurement of the deferred tax assets and liabilities resulted in a $9.3 million discrete tax provision for the year. The provisional re-measurement amount may change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities.

In addition, the Tax Act also included a number of other changes. The Company continues to monitor the impact of the Tax Act during the measurement period, which can range up to one-year, due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Act. No further changes have been reported as of March 31, 2018.

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

Cash held outside of North America as at March 31, 2018 was $125.9 million (December 31, 2017 — $119.4 million), of which $37.5 million was held in the People’s Republic of China (“PRC”) (December 31, 2017 — $32.6 million). The Company’s intent is to permanently reinvest these amounts outside of Canada and the Company does not currently anticipate that it will need funds generated from foreign operations to fund North American operations. In the event funds from foreign operations are needed to fund operations in North America and if withholding taxes have not already been previously provided, the Company would be required to accrue and pay these additional withholding tax amounts on repatriation of funds from China to Canada. The Company currently estimates this amount to be $7.8 million.

(b) Income Tax Effect on Other Comprehensive Income

The income tax benefit (expense) included in the Company’s other comprehensive income are related to the following items:

	Three Months Ended March 31,
	2018	2017
Unrealized change in cash flow hedging instruments	$263	$(82)
Realized change in cash flow hedging instruments upon settlement	58	(75)

	$321	$(157)

13. Capital Stock

(a) Stock-Based Compensation

Compensation costs recorded in the condensed consolidated statements of operations for the Company’s stock-based compensation plans were $4.8 million for the three months ended March 31, 2018 (2017 — $5.3 million). The following reflects the stock-based compensation expense recorded to the respective financial statement line items:

	Three Months Ended March 31,
	2018	2017
Cost and expenses applicable to revenues	$96	$—
Selling, general and administrative expenses	4,417	5,264
Research and development	334	—
Exit costs, restructuring charges and associated impairments	(19)	—

	$4,828	$5,264

The following reflects a breakdown of the Company’s stock-based compensation expense by each plan type:

	Three Months Ended March 31,
	2018	2017
Stock options	$1,389	$1,354
Restricted Share Units	3,215	3,446
China Long Term Incentive Plan Restricted Share Units	183	108
China Options	41	250
China Cash Settled Share-Based Payments	—	106

	$4,828	$5,264

Stock Option Summary

The following table summarizes certain information in respect of option activity under the SOP and IMAX Long Term Incentive Plan for the three months ended March 31:

			Weighted Average Exercise
	Number of Shares		Price Per Share
	2018	2017	2018	2017
Options outstanding, beginning of period	5,082,100	5,190,542	$29.31	$28.35
Granted	878,629	679,030	22.06	32.16
Exercised	—	(584,589)	—	22.38
Forfeited	(45,164)	(16,380)	31.13	31.69
Expired	(10,000)	—	27.09	—

Options outstanding, end of period	5,905,565	5,268,603	28.22	29.49

Options exercisable, end of period	4,133,351	3,945,034	29.14	28.68

Restricted Share Units (“RSU”) Summary

The following table summarizes certain information in respect of RSU activity under the IMAX Long Term Incentive Plan for the three months ended March 31:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2018	2017	2018	2017
RSUs outstanding, beginning of period	995,329	1,124,180	$32.80	$33.01
Granted	535,362	373,540	20.85	32.45
Vested and settled	(257,888)	(201,793)	32.76	31.25
Forfeited	(30,024)	(20,506)	31.93	32.31

RSUs outstanding, end of period	1,242,779	1,275,421	27.58	33.13

Issuer Purchases of Equity Securities

On June 12, 2017, the Company announced that its Board of Directors approved a new $200.0 million share repurchase program for shares of the Company’s common stock. The share repurchase program expires on June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the three months ended March 31, 2018, the Company repurchased 654,224 common shares (2017 – nil) at an average price of $20.46 (2017 – $nil).

The total number of shares purchased during the three months ended March 31, 2018 does not include any shares purchased in the administration of employee share-based compensation plans (which amounted to 300,000 (2017 — 368,624) common shares, at an average price of $20.55 per share (2017 — $32.38 per share)).

(b) Net Income Per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months Ended March 31,
	2018	2017
Net income applicable to common shareholders	$8,505	$75

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	64,696	66,160
Weighted average number of shares repurchased, net of shares issued, during the period	(141)	203

Weighted average number of shares used in computing basic income per share	64,555	66,363
Assumed exercise of stock options and RSUs, net of shares assumed repurchased	64	817

Weighted average number of shares used in computing diluted income per share	64,619	67,180

The calculation of diluted earnings per share excludes 6,409,364 (2017 — 1,785,013) shares that are issuable upon the vesting of 589,412 (2017 — 171,673) RSUs and the exercise of 5,819,952 (2017 — 1,613,340) stock options for the three months ended March 31, 2018 and 2017, respectively, as the impact would be antidilutive.

(c) Shareholder’s Equity Attributable to Common Shareholders

The following summarizes the movement of Shareholders’ Equity attributable to common shareholders for the three months ended March 31, 2018:

Balance as at December 31, 2017	$527,746
Adjustments to capital stock:
Average carrying value of repurchased and retired common shares	(4,494)
Share held in treasury	(859)
Adjustments to other equity:
Employee stock options granted	1,429
RSUs granted	3,398
RSUs vested	(6,261)
Adjustments to accumulated deficit:
Net income attributable to common shareholders	8,505
Adoption of ASC Topic 606, Revenue from Contracts with Customers	27,571
Common shares repurchased and retired	(8,902)
Adjustments to accumulated other comprehensive loss:
Unrealized net loss from cash flow hedging instruments	(1,007)
Realization of cash flow hedging net gain upon settlement	(220)
Foreign currency translation adjustments	1,394
Tax effect of movement in other comprehensive income	321

Balance as at March 31, 2018	$548,621

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

The Company’s reportable segments are organized under four primary groups identified by nature of product sold or service provided: (1) Network Business, representing variable revenue generated by box office results and which includes the reportable segment of IMAX DMR and contingent rent from the joint revenue sharing arrangements and IMAX systems segments. Effective January 1, 2018, the Company no longer includes hybrid joint revenue sharing arrangements, which take the form of a sale, in the joint revenue sharing arrangement reportable segment. These arrangements are now reflected under the IMAX systems segment of Theater Business; (2) Theater Business, representing revenue generated by the sale and installation of theater systems and maintenance services, primarily related to the IMAX Systems and Theater System Maintenance reportable segments, and also includes hybrid (fixed and contingent) revenues and upfront installation costs from sales arrangements previously reported in the joint revenue sharing arrangements segment and after-market sales of projection system parts and 3D glasses from the other segment; (3) New Business, which includes content licensing and distribution fees associated with the Company’s original content investments, virtual reality initiatives, and other business initiatives that are in the development and/or start-up phase, and (4) Other; which includes the film post-production and distribution segments and certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items from the other segment. The Company is presenting information at a disaggregated level to provide more relevant information to readers, as permitted by the standard. On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, and all the related amendments on a prospective basis, refer to note 3 for additional information. In addition, refer to Item 2 of the Company’s Form 10-Q for additional information regarding the four primary groups mentioned above.

Transactions between the film production IMAX DMR segment and the film post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.

	Three Months Ended
	March 31,
	2018	2017
Revenue(1)
Network business
IMAX DMR	$27,051	$23,408
Joint revenue sharing arrangements – contingent rent(2)	17,861	15,233
IMAX systems – contingent rent(2)	—	688

	44,912	39,329

Theater business
IMAX systems(2)	20,868	9,527
Joint revenue sharing arrangements – fixed fees(2)	—	470
Theater system maintenance	12,712	11,045
Other theater	1,377	2,165

	34,957	23,207

New business	608	1,280

Other
Film post-production	3,163	3,072
Film distribution	571	512
Other	773	1,257

	4,507	4,841

Total	$84,984	$68,657

Gross Margin
Network business
IMAX DMR(3)	$18,782	$17,467
Joint revenue sharing arrangements – contingent rent(2)(3)	12,740	10,250
IMAX systems – contingent rent(2)	—	688

	31,522	28,405

Theater business
IMAX systems(2)(3)	14,292	5,741
Joint revenue sharing arrangements – fixed fees(2)(3)	—	88
Theater system maintenance	6,205	4,249
Other theater	(45)	430

	20,452	10,508

New business	(1,469)	(337)

Other
Film post-production	1,685	1,101
Film distribution(3)	(1,239)	(3,764)
Other	(259)	(142)

	187	(2,805)

Total	$50,692	$35,771

(1)	The Company’s largest customer represented 17.2% of total revenues for the three months ended March 31, 2018 (2017 —17.2%).
(2)	On January 1, 2018, the Company adopted ASC Topic 606, utilizing the modified retrospective transition method with a cumulative catch-up adjustment. The Company is applying the new revenue standard only to contracts not completed as of the date of initial application, referred to as open contracts. All system sales and maintenance contracts with the existing network of IMAX theaters and the backlog of sales contracts make up a significant majority of the Company’s open contracts at any point in time. DMR arrangements where the film continues to be shown by the Company’s exhibitor partners, film distribution arrangements with remaining terms, aftermarket sales orders that have been received but for which control of the assets has not yet transferred to the customer are all also considered open contracts. Refer to note 3 for additional information.
(3)	IMAX DMR segment margins include marketing costs of $4.1 million for the three months ended March 31, 2018 (2017 — $2.6 million). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $0.2 million for the three months ended March 31, 2018 (2017 — $0.4 million). IMAX systems segment margins include marketing and commission costs of $0.7 million for the three months ended March 31, 2018 (2017 — $0.4 million). Film distribution segment margins include marketing expense of $1.2 million for the three months ended March 31, 2018 (2017 — a recovery of $0.2 million).

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Three Months Ended
	March 31,
	2018	2017
Revenue
Greater China	$28,146	$18,590
United States	27,632	25,198
Western Europe	10,262	5,813
Asia (excluding Greater China)	9,230	8,429
Canada	2,566	3,282
Latin America	1,479	1,654
Russia & the CIS	1,990	3,183
Rest of the World	3,679	2,508

Total	$84,984	$68,657

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) classifications comprises more than 10% of the total revenue.

15. Employee’s Pension and Postretirement Benefits

(a) Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan (the “SERP”) covering Richard L. Gelfond, CEO of the Company.

The following table provides disclosure of the pension obligation for the SERP:

	March 31,	December 31,
	2018	2017
Projected benefit obligation:
Obligation, beginning of period	$19,003	$19,580
Interest cost	105	427
Actuarial gain	—	(1,004)

Obligation, end of period and unfunded status	$19,108	$19,003

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended March 31,
	2018	2017
Interest cost	$105	$107

Pension expense	$105	$107

No contributions are expected to be made for the SERP during the remainder of 2018. The Company expects interest costs of $0.3 million to be recognized as a component of net periodic benefit cost during the remainder of 2018.

The accumulated benefit obligation for the SERP was $19.1 million at March 31, 2018 (December 31, 2017 — $19.0 million).

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2018 (nine months remaining)	$—
2019	—
2020	20,076
2021	—
2022	—
Thereafter	—

$20,076

The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2019), although Mr. Gelfond has not informed the Company that he intends to retire at that time.

(b) Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three months ended March 31, 2018, the Company contributed and expensed an aggregate of $0.3 million (2017 — $0.3 million) to its Canadian defined contribution plan and an aggregate of $0.2 million (2017 — $0.2 million) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

(c) Postretirement Benefits – Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at March 31, 2018 is $0.7 million (December 31, 2017 — $0.7 million). The Company has expensed less than $0.1 million for the three months ended March 31, 2018 (2017 — less than $0.1 million).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2018 (nine months remaining)	$24
2019	26
2020	33
2021	37
2022	40
Thereafter	544

Total	$704

(d) Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees upon meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. The postretirement benefits obligation as at March 31, 2018 is $1.7 million (December 31, 2017 — $1.7 million). The Company has expensed less than $0.1 million for the three months ended March 31, 2018 (2017 — less than $0.1 million).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2018 (nine months remaining)	$91
2019	109
2020	86
2021	111
2022	99
Thereafter	1,169

Total	$1,665

(e) Deferred Compensation Retirement Plan

The Company maintains a deferred compensation plan (“the Retirement Plan”) covering Greg Foster, CEO of IMAX Entertainment and Senior Executive Vice President of the Company. The Company has agreed to make a total contribution of $3.2 million pursuant to a schedule set forth in Mr. Foster’s employment agreement. The Retirement Plan is subject to a vesting schedule based on continued employment with the Company, and will vest in 25% increments on July 2 of 2019, 2022, 2025 and 2027, but will vest in full if Mr. Foster’s employment terminates under specified circumstances, including if the Company terminates his employment without cause, if he resigns for good reason, or if the Company does not offer to renew Mr. Foster’s employment on terms substantially similar to those set forth in his current employment agreement and, as a result, Mr. Foster incurs a separation from service. As at March 31, 2018, the Company had an unfunded benefit obligation recorded of $1.2 million (December 31, 2017 — $1.0 million). The Company recognized an expense of $0.2 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

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

(b) Fair Value Measurements

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at March 31, 2018		As at December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Level 1
Cash and cash equivalents(1)	$145,579	$145,579	$158,725	$158,725
Level 2
Net financed sales receivable(2)	$122,592	$122,828	$122,259	$122,918
Net investment in sales-type leases (2)	$7,182	$7,306	$7,235	$7,409
Convertible loan receivable(2)	$1,500	$1,500	$1,500	$1,500
Equity securities(3)	$2,012	$2,012	$2,016	$2,016
Foreign exchange contracts — designated forwards(3)	$198	$198	$1,425	$1,425
Borrowings under the Playa Vista Loan(1)	$(25,167)	$(25,167)	$(25,667)	$(25,667)

(1)	Recorded at cost, which approximates fair value.
(2)	Estimated based on discounting future cash flows at currently available interest rates with comparable terms.
(3)	Value determined using quoted prices in active markets.

There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2018 or 2017. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers in or out of the Company’s level 3 assets during the three months ended March 31, 2018.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at March 31, 2018			As at December 31, 2017
	Minimum Lease Payments	Financed Sales Receivables	Total	Minimum Lease Payments	Financed Sales Receivables	Total
In good standing	$6,176	$119,081	$125,257	$6,265	$118,060	$124,325
Credit Watch	580	2,830	3,410	568	2,926	3,494
Pre-approved transactions	581	548	1,129	557	1,003	1,560
Transactions suspended	—	1,055	1,055	—	1,192	1,192

	$7,337	$123,514	$130,851	$7,390	$123,181	$130,571

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at March 31, 2018		As at December 31, 2017
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance
Net investment in leases	$—	$—	$—	$—
Net financed sales receivables	1,055	(922)	1,192	(922)

Total	$1,055	$(922)	$1,192	$(922)

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

The Company’s aged financing receivables are as follows:

	As at March 31, 2018
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$110	$59	$511	$680	$6,657	$7,337	$(155)	$7,182
Net financed sales receivables	2,518	2,322	3,292	8,132	115,382	123,514	(922)	122,592

Total	$2,628	$2,381	$3,803	$8,812	$122,039	$130,851	$(1,077)	$129,774

	As at December 31, 2017
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances

Net investment in leases	$103	$74	$376	$553	$6,837	$7,390	$(155)	$7,235
Net financed sales receivables	3,285	1,399	3,763	8,447	114,734	123,181	(922)	122,259

Total	$3,388	$1,473	$4,139	$9,000	$121,571	$130,571	$(1,077)	$129,494

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at March 31, 2018
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$85	$59	$511	$655	$2,137	$—	$2,792
Net financed sales receivables	645	1,020	3,066	4,731	25,693	—	30,424

Total	$730	$1,079	$3,577	$5,386	$27,830	$—	$33,216

	As at December 31, 2017

	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing

Net investment in leases	$68	$70	$376	$514	$2,287	$—	$2,801
Net financed sales receivables	1,165	743	3,363	5,271	27,430	—	32,701

Total	$1,233	$813	$3,739	$5,785	$29,717	$—	$35,502

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

For the Three Months Ended March 31, 2018
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	1,050	5	(922)	1,050	—
With no related allowance recorded:
Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—
Total:

Net investment in leases	$—	$—	$—	$—	$—

Net financed sales receivables	$1,050	$5	$(922)	$1,050	$—

For the Three Months Ended March 31, 2017
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	525	75	(494)	525	—
With no related allowance recorded:
Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—
Total:

Net investment in leases	$—	$—	$—	$—	$—

Net financed sales receivables	$525	$75	$(494)	$525	$—

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables are as follows:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:
Beginning balance	$155	$922	$672	$494
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision	—	—	—	—

Ending balance	$155	$922	$672	$494

Ending balance: individually evaluated for impairment	$155	$922	$672	$494

Financing receivables:
Ending balance: individually evaluated for impairment	$7,337	$123,514	$8,480	$113,176

(d) Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates. A majority portion of the Company’s revenues is denominated in U.S. dollars while a substantial portion of its costs and expenses is denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In China and Japan the Company has ongoing operating expenses related to its operations in Chinese Renminbi and Japanese yen, respectively. Net cash flows are converted to and from U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Chinese Renminbi, Japanese yen, Canadian dollars and Euros which are converted to U.S. dollars through the spot market. In addition, because IMAX films generate box office in 77 different countries, unfavourable exchange rates between applicable local currencies, and the U.S. dollar affect the Company’s reported gross box-office and revenues, further impacting the Company’s results of operations. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at March 31, 2018 (the “Foreign Currency Hedges”), with settlement dates throughout 2018 and 2019. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statements of operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. For foreign currency cash flow hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statements of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statements of operations. The Company currently does not hold any derivatives which are not designated as hedging instruments.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value of foreign exchange contracts:

	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$34,962	$35,170

Fair value of derivatives in foreign exchange contracts:

	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$497	$1,447
	Accrued and other liabilities	(299)	(22)

		$198	$1,425

Derivatives in Foreign Currency Hedging relationships are as follows:

		Three Months Ended March 31,
		2018	2017
Foreign exchange contracts — Forwards	Derivative (Loss) Gain Recognized in OCI (Effective Portion)	$(1,007)	$313

	Location of Derivative Gain (Loss) Reclassified from AOCI	Three Months Ended March 31,
	into Income (Effective Portion)	2018	2017
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$220	$(285)

		Three Months Ended March 31,
		2018	2017
Foreign exchange contracts — Forwards	Derivative Gain (Loss) Recognized In and Out of OCI (Effective Portion)	$46	$(47)

The Company’s estimated net amount of the existing gains as at March 31, 2018 is $0.4 million, which is expected to be reclassified to earnings within the next twelve months.

(e) Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 or FASB ASC 320, as appropriate.

As at March 31, 2018, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2017 — $nil). The Company’s accumulated losses in excess of its equity investment were $2.1 million as at March 31, 2018, and are classified in Accrued and other liabilities. For the three months ended March 31, 2018, gross revenues, cost of revenue and net loss for the Company’s investment was $0.5 million, $0.9 million and $0.6 million, respectively (2017 — $0.2 million, $0.9 million and $0.7 million, respectively). The Company has determined it is not the primary beneficiary of this VIE, and therefore this entity has not been consolidated. In a prior year, the Company issued a convertible loan of $1.5 million to this entity with a term of 3 years with an annual effective interest rate of 5.0%. The instrument is classified as an available-for-sale investment due to certain features that allow for conversion to common stock in the entity in the event of certain triggers occurring.

In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meet the criteria for classification as a debt security under the FASB ASC 320 and is recorded at a fair value of $nil at March 31, 2018 (December 31, 2017 — $nil). This investment was classified as an equity investment.

Furthermore, the Company has an investment of $1.0 million (December 31, 2017 — $1.0 million) in the shares of an exchange traded fund. This investment is also classified as an equity investment.

As at March 31, 2018, the Company held investments with a total value of $3.5 million in the preferred shares of enterprises which meet the criteria for classification as an equity security under FASB ASC 325, carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million at March 31, 2018 (December 31, 2017 — $1.0 million).

The total carrying value of investments in new business ventures at March 31, 2018 is $3.5 million (December 31, 2017 — $3.5 million) and is recorded in Other assets.

17. Non-Controlling Interests

(a) IMAX China Non-Controlling Interest

In 2015, IMAX China completed the IMAX China IPO. Following the IMAX China IPO, the Company continues to indirectly own approximately 67.93% of IMAX China, which remains a consolidated subsidiary of the Company.

The following summarizes the movement of the non-controlling interest in shareholders’ equity, in the Company’s subsidiary for the three months ended March 31, 2018:

Balance as at December 31, 2017	$74,511
Retained earnings impact resulting from the adoption of ASC Topic 606, Revenue from Contracts with Customers	377
Net income	3,893
Other comprehensive income	658

Balance as at March 31, 2018	$79,439

(b) Other Non-Controlling Interest

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company agreed to contribute $9.0 million to the Original Film Fund over five years starting in 2014 and sees the Original Film Fund as a self-perpetuating vehicle designed to generate a continuous, steady flow of high-quality documentary content. As at March 31, 2018, the Original Film Fund invested $15.5 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

The Company also established its VR Fund among the Company, its subsidiary IMAX China and other strategic investors. The VR Fund will help finance the creation of interactive VR content experiences over the next three years for use across all VR platforms, including in the pilot IMAX VR Centers. The VR Fund recently helped finance the production of one interactive VR experience, which debuted exclusively in the pilot IMAX VR Centers in November 2017 before being made available to other VR platforms. The VR Fund continues to finance other productions of interactive VR experiences as part of its ongoing activities. As at March 31, 2018, the Company invested $4.0 million toward the development of VR content.

The following summarizes the movement of the non-controlling interest in temporary equity, in the Company’s subsidiary for the three months ended March 31, 2018:

Balance as at December 31, 2017	$1,353
Issuance of subsidiary shares to non-controlling interests	4,449
Net loss	(331)

Balance as at March 31, 2018	$5,471

18. Exit costs, restructuring charges and associated impairments

In June 2017, the Company implemented a cost reduction plan with the goal of increasing profitability, operating leverage and free cash flow. The cost reduction plan included the exit from certain non-core businesses or initiatives, as well as a one-time reduction in workforce. Restructuring charges are comprised of employee severance costs including benefits and stock-based compensation, costs of consolidating facilities and contract termination costs. Restructuring charges are based upon plans that have been committed to by the Company, but may be refined in subsequent periods. These charges are recognized pursuant to FASB ASC 420. A liability for a cost associated with an exit or disposal activity is recognized and measured at its fair value in the condensed consolidated statement of operations in the period in which the liability is incurred. When estimating the value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ from actual results.

In connection with the Company’s restructuring initiatives, the Company incurred $0.7 million in restructuring charges for the three months ended March 31, 2018 (2017 — $nil). A summary of the restructuring costs by reporting groups identified by nature of product sold, or service provided as disclosed in note 14 recognized during the three months ended March 31, 2018, are as follows:

Employee Severance and Benefits
IMAX DMR	$380
Corporate	200
Theater system maintenance	122

$702

The Company expects to recognize restructuring charges of $0.4 million during the remainder of 2018.

The following table sets forth a summary of restructuring accrual activities for the three months ended March 31, 2018:

Employee Severance and Benefits
Balance as at December 31, 2017	$2,221
Restructuring charges	702
Cash payments	(1,393)

Balance as at March 31, 2018	$1,530

In the three months ended March 31, 2018 the Company did not recognize any exit costs or associated impairments.

IMAX CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters”. IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as a result, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. There were 1,382 IMAX theater systems (1,286 commercial multiplexes, 12 commercial destinations, 84 institutional) operating in 77 countries as of March 31, 2018. This compares to 1,226 theater systems (1,121 commercial multiplexes, 14 commercial destinations, 91 institutional) operating in 75 countries as of March 31, 2017.

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

As a result of the immersiveness and superior image and sound quality of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for IMAX DMR films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX DMR films, generates incremental box office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX theater network. The incremental box office generated by IMAX DMR films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood blockbuster films. The Company released 60 IMAX DMR films in 2017 and expects to release a similar number of IMAX DMR films in 2018.

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. Consequently, on April 24, 2018, the Company announced IMAX with Laser, the Company’s next-generation laser projection system designed for IMAX theaters in commercial multiplexes. The Company believes that IMAX with Laser delivers increased resolution, sharper and brighter images, deeper contrast as well as the widest range of colors available to filmmakers today. The Company further believes that IMAX with Laser can help facilitate the next major lease renewal and upgrade cycle for the global commercial IMAX network.

To that end, on April 24, 2018, the Company announced binding letters of intent with Cineworld Group PLC (“Cineworld”) and AMC Entertainment Holdings, Inc. (“AMC”) to renew and upgrade significant portions of their IMAX network with the Company’s new laser system.

Under the Cineworld letter of intent, Cineworld has agreed to install 55 IMAX with Laser systems across various sites in the United States and Europe operated by Cineworld or its subsidiary, Regal Entertainment Group. Of the 55 systems, 26 will be new IMAX theaters, 15 will be upgrades to existing IMAX theaters, and 14 will be upgrades to backlog commitments, in each case for 12-year lease terms. The specific sites, and the particular mix of deal types for the 55 systems, will be agreed to by the parties. The systems are expected to be installed between 2018 and 2022.

Under the letter of intent with AMC, AMC has agreed to upgrade 87 of its highest performing IMAX theaters in the United States to IMAX with Laser. All 87 IMAX with Laser theaters will operate under a joint revenue sharing arrangement with renewed 12-year lease terms. The specific locations will be agreed to by the parties, and the systems are expected to be installed between 2018 and 2022.

In addition, Cineworld and AMC will be undertaking a complete renovation in all the locations described above with several additional movie-going enhancements. Specifically, all of the IMAX with Laser theaters will be upgraded to incorporate the Company’s 12-channel immersive sound, and will feature newly refurbished luxury seating and redesigned branding and entryways. The Company believes that IMAX with Laser experience will help ensure that The IMAX Experience® remains the premium cinematic experience of choice.

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

The theater business includes revenues that are primarily derived from theater exhibitors through either a sale or sales-type lease arrangement for IMAX theater systems. Sales and sales-type lease arrangements typically require fixed upfront and annual minimum payments. The theater business side also includes fixed revenues that are required under the Company’s hybrid theater systems from the joint revenue sharing arrangements segment. The arrangements for the sale of projection systems include indexed minimum payment increases over the term of the arrangement, as well as provision for additional payments in excess of the minimum agreed payments in situations where the theater exceeds certain box office thresholds. In addition, theater exhibitors also pay for associated maintenance, extended warranty services and the provision of aftermarket parts of its system components, and these revenues are included in the theater business.

New business includes revenue from content licensing and distribution fees associated with the Company’s original content investments, virtual reality initiatives, IMAX Home Entertainment and other business initiatives that are in the development and/or start-up phase.

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

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, utilizing the modified retrospective transition method with a cumulative catch-up adjustment. As it is the first quarter after transition, the Company has not experienced any significant true up of its transition amounts. The Company is applying the new revenue standard only to contracts not completed as of the date of initial application, referred to as open contracts. As such, the current presentation of the Company’s sources of revenues is not consistent with that of the prior year comparative period.

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

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting select scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio. In addition, the upcoming films Marvel’s Avengers: Infinity War and the Untitled Avenger Sequel are expected to be shot in their entireties using IMAX cameras.

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

The Company believes that the growth in international box office remains an important driver of future growth for the Company. During the three months ended March 31, 2018, 65.1% of the Company’s gross box office from IMAX DMR films was generated in international markets, as compared to 64.7% in the three months ended March 31, 2017. To support continued growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets (particularly in China). During 2017, 22 local language IMAX DMR films, including 15 in China, three in Russia, three in Japan and one in India were released to the IMAX theater network. During the three months ended March 31, 2018, four local language IMAX DMR films, including three in China and one in India, were released to the IMAX theater network. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX theater network in the remainder of 2018 and beyond.

In addition to the 14 IMAX DMR films released to the IMAX theater network during the three months ended March 31, 2018, 19 additional IMAX DMR films have been announced so far to be released in the remainder of 2018:

•	Taxi 5: The IMAX Experience (EuropaCorp., April 2018, France only);

•	Rampage: The IMAX Experience (Warner Bros. Pictures, April 2018);

•	Avengers: Infinity War: The IMAX Experience (Walt Disney Studios, April 2018);

•	A or B: The IMAX Experience (UEP, April 2018, China only);

•	Deadpool 2: The IMAX Experience (20th Century Fox, May 2018);

•	Solo: A Star Wars Story: The IMAX Experience (Walt Disney Studios, May 2018);

•	The Incredibles 2: The IMAX Experience (Walt Disney Studios, June 2018);

•	Jurassic World: Fallen Kingdom: The IMAX Experience (Universal Pictures, June 2018);

•	Ant-Man and the Wasp: The IMAX Experience (Walt Disney Studios, June 2018, US markets—July 2018);

•	Mission Impossible: Fallout: The IMAX Experience (Paramount Pictures, July 2018);

•	The Meg: The IMAX Experience (Warner Bros. Pictures, August 2018);

•	The Nun: The IMAX Experience (Warner Bros. Pictures, September 2018);

•	The Predator: The IMAX Experience (20th Century Fox, September 2018);

•	Venom: The IMAX Experience (Sony Pictures Entertainment, October 2018);

•	First Man: The IMAX Experience (Universal Pictures, October 2018);

•	Fantastic Beasts: The Crimes of Grindelwald: The IMAX Experience (Warner Bros. Pictures, November 2018);

•	Ralph Breaks the Internet: Wreck-It-Ralph 2: The IMAX Experience (Walt Disney Studios, December 2018, select international markets);

•	Alita: Battle Angel: The IMAX Experience (20th Century Fox, December 2018); and

•	Aquaman: The IMAX Experience (Warner Bros. Pictures, December 2018).

On April 6, 2018, the Company in conjunction with Panda Productions released an IMAX original production, Pandas.

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

Under a hybrid joint revenue sharing arrangement, by contrast, the customer is responsible for making upfront payments prior to the delivery and installation of the IMAX theater system in an amount that is typically half of what the Company would receive from a straight sale transaction. As with a traditional joint revenue sharing arrangement, the customer also pays the Company a portion of the customer’s IMAX box office receipts over the term of the arrangement, although the percentage of box office receipts owing to the Company is typically half that of a traditional joint revenue sharing arrangement. Hybrid joint revenue sharing arrangements that take the form of leases report their fixed revenues in the Company’s theater business operations, while the contingent box office receipts are included in the Company’s network business operations in the period they are earned. Hybrid joint revenue sharing arrangements that take the form of sales arrangements, which occur when title is transferred to the customer at transfer of control of the system, record their fixed revenues and an estimate of the ongoing contingent box office revenue in the Company’s theater business operations at the point of revenue recognition. Adjustments to the estimated contingent rent flow through theater business operations as they occur over the life of the contracts.

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

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box office. The Company funds its joint revenue sharing arrangements through cash flows from operations. As at March 31, 2018, the Company had 718 theaters in operation under joint revenue sharing arrangements, a 10.6% increase as compared to the 649 joint revenue sharing arrangements open as at March 31, 2017. The Company also had contracts in backlog for an additional 351 theaters under joint revenue sharing arrangements as at March 31, 2018.

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

IMAX Systems – Contingent Rent

Prior to the adoption of the new revenue recognition standard, the Company’s sales and sales type lease arrangements include contingent rent in excess of fixed minimum ongoing payments. This contingent rent, which is included in the Company’s network business operations, is recognized after the fixed minimum amount per annum is exceeded as driven by box office performance. Contingent payments in excess of fixed minimum ongoing payments of sales or sales type lease arrangements are recognized as revenue when reported by theater operators, provided collectability is reasonably assured. In addition, contingent rent includes amounts realized for changes in rent and maintenance payments which are indexed to a local consumer price index. Effective January 1, 2018, upon adoption of the new revenue recognition standard, the recognition of contingent rent on an ongoing basis, as discussed above, will only continue for the Company’s sales type lease arrangements. Contingent rent on sales arrangements is estimated and recognized with the revenue attributable to the System Obligation.

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

Under hybrid joint revenue sharing arrangements that take the form of sales arrangements, title and control of the projection system transfer to the customer at the point of revenue recognition, which is the earlier of client acceptance of the theater installation, including projectionist training, and theater opening to the public. Under the new revenue recognition standard, the percentage payment is considered variable consideration that must be estimated and recognized at the time of initial revenue recognition. Using box office projections and the Company’s history with theater and box office experience in different territories, the Company estimates the amount of percentage payment earned over the life of the arrangement, subject to sufficient constraint such that there is not a risk of significant revenue reversal. Under the previous recognition standard, these amounts were recognized as reported by exhibitors (or customers) in future periods. As a result, the Company has reclassified hybrid sales arrangements to the traditional sales segment since the total consideration received and the revenue recognition timing at transfer of control of the assets now very closely resemble those of the traditional sale arrangements.

Joint Revenue Sharing Arrangements – Fixed Fees

As discussed in joint revenue sharing arrangements above, under a hybrid joint revenue sharing arrangement that takes the form of a lease arrangement, the customer is responsible for making upfront payments prior to the delivery and installation of the IMAX theater system in an amount that is typically half of what the Company would receive from a straight sale transaction. These fixed upfront payments are included in the Company’s theater business operations.

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

Revenues from theater business arrangements are recognized at a different time from when cash is collected. See note 3 “Adoption of ASC Topic 606, Revenue from Contracts with Customers, effective January 1, 2018” in the accompanying condensed consolidated financial statements in Item 1 for the Company’s revenue recognition policy.

New Business

The Company continues to explore new lines of business outside of its core business, with a focus on investments in alternative location-based entertainment experiences, and original content.

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

In 2017, the Company launched its flagship pilot IMAX VR Center in Los Angeles. Since that time, the Company has opened six pilot IMAX VR Centers (two in New York City, one in Toronto, one in Manchester, England, one in Shanghai, China and one in Bangkok, Thailand). The Company continues to evaluate its pilot VR strategy based on several factors including the overall customer experience, pricing models, throughput, types of content featured and differences in geographic areas. At this time, the Company has no intentions to open any additional VR Centers.

The Company also has a virtual reality fund (the “VR Fund”) among the Company, its subsidiary IMAX China and other strategic investors. The VR Fund will help finance the creation of interactive VR content experiences over the next three years for use across all VR platforms, including in the pilot IMAX VR Centers. The VR Fund recently helped finance the production of one interactive VR experience, which debuted exclusively in the pilot IMAX VR Centers in November 2017 before being made available to other VR platforms. The VR Fund continues to finances other productions of interactive VR experiences as part of its ongoing activities.

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

The Company continues to believe that the IMAX network serves as a valuable platform to launch and distribute original content, especially during shoulder periods. However, the Company does not expect to make meaningful investments in original content going forward.

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

In addition, the Company’s IMAX Original Film Fund (the “Original Film Fund”) was established in 2014 to co-finance a portfolio of 10 original large format films. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company agreed to contribute $9.0 million to the Original Film Fund over five years starting in 2014 and sees the Original Film Fund as a self-perpetuating vehicle designed to generate a continuous flow of high-quality documentary content. As at March 31, 2018, the Original Film Fund has invested $15.5 million toward the development of original films.

IMAX Home Entertainment Technologies and Services

The Company has home theater initiatives, including a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater system. The joint venture has signed agreements with end users for the sale of more than 170 premium home theater systems, and has signed agreements with distributors for the sale of more than 470 home theater systems. The Company does not intend to invest significant capital into the joint venture going forward, and instead expects any additional funding to be provided through third party capital.

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

The Company derives a small portion of its revenues from other sources. As at March 31, 2018, the Company had two owned and operated IMAX theaters (December 31, 2017 — two owned and operated theaters). In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to four other theaters. The Company also rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers.

IMAX Theater Network and Backlog

The following table outlines the breakdown of the IMAX theater network by type and geographic location as at March 31:

	2018 Theater Network Base				2017 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	366	4	33	403	351	5	40	396
Canada	38	2	7	47	37	2	7	46
Greater China(1)	532	—	17	549	416	—	17	433
Asia (excluding Greater China)	103	1	3	107	95	2	3	100
Western Europe	91	4	10	105	76	4	10	90
Russia & the CIS	57	—	—	57	57	—	—	57
Latin America(2)	42	—	12	54	38	—	12	50
Rest of the World	57	1	2	60	51	1	2	54

Total	1,286	12	84	1,382	1,121	14	91	1,226

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

The Company currently believes that over time its commercial multiplex theater network could grow to approximately 2,855 IMAX theaters worldwide from 1,286 commercial multiplex IMAX theaters operating as of March 31, 2018. The Company believes that the majority of its future growth will come from international markets. As at March 31, 2018, 67.4% of IMAX theater systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 63.9% as at March 31, 2017. Revenues and gross box office derived from outside the United States and Canada continue to exceed revenues and gross box office from the United States and Canada. Risks associated with the Company’s international business are outlined in Risk Factors – “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2017 Form 10-K.

Greater China continues to be the Company’s second-largest market, measured by revenues, with approximately 33% of overall revenues generated from the Company’s China operations in the three months ended March 31, 2018. As at March 31, 2018, the Company had 549 theaters operating in Greater China (532 commercial multiplexes, 17 institutional) with an additional 336 theaters in backlog that are scheduled to be installed in Greater China by 2022. The Company’s backlog in Greater China represents 63.5% of the Company’s current backlog. The Company’s largest single international partnership is in China with Wanda Film, (“Wanda”). Wanda’s total, commitment to the Company is for 359 theater systems in Greater China (of which 343 theater systems are under the parties’ joint revenue sharing arrangement). See Risk Factors – “The Company faces risks in connection with the continued expansion of its business in China” in Item 1A of the Company’s 2017 Form 10-K.

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at March 31:

	2018
	IMAX Commercial Multiplex Theater Network
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Sales- type lease		Total
Domestic Total (United States & Canada)	273	5	278	126		404

International:
Greater China	260	80	340	192		532
Asia (excluding Greater China)	29	1	30	73		103
Western Europe	34	22	56	35		91
Russia & the CIS	—	—	—	57		57
Latin America	—	—	—	42		42
Rest of the World	14	—	14	43		57

International Total	337	103	440	442		882

Worldwide Total	610	108	718	568	(1)	1,286

	2017
	IMAX Commercial Multiplex Theater Network
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Sales- type lease		Total
Domestic Total (United States & Canada)	264	4	268	120		388

International:
Greater China	201	67	268	148		416
Asia (excluding Greater China)	34	20	54	41		95
Western Europe	21	23	44	32		76
Russia & the CIS	—	—	—	57		57
Latin America	—	—	—	38		38
Rest of the World	13	2	15	36		51

International Total	269	112	381	352		733

Worldwide Total	533	116	649	472		1,121

(1)	Includes 33 theater systems which were previously classified under joint revenue sharing arrangements – hybrid sales arrangements. See “Critical Accounting Policies and Estimates” for further details of the adoption impact of ASC Topic 606 on the Company’s revenues.

As at March 31, 2018, 278 (2017 — 268) of the 718 (2017 — 649) theaters under joint revenue sharing arrangements in operation, or 38.7% (2017 — 41.3%), were located in the United States and Canada, with the remaining 440 (2017 — 381) or 61.3% (2017 — 58.7%) of arrangements being located in international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	March 31, 2018				March 31, 2017
	Number of Systems		Dollar Value (in thousands)		Number of Systems		Dollar Value (in thousands)
Sales and sales-type lease arrangements	178	(1)	$235,013	(2)	176		$218,085
Joint revenue sharing arrangements
Hybrid lease arrangements	116		62,012		93		50,124
Traditional arrangements	235		7,638	(3)	255		3,580	(3)

	529	(4)	$304,663		524	(5)	$271,789

(1)	Includes 14 theater systems which were previously classified under joint revenue sharing arrangements – hybrid sales arrangements.

(2)	Includes a variable consideration estimate of $14.5 million in accordance with the new revenue standard. See “Critical Accounting Policies and Estimates” for further details of the adoption impact of ASC Topic 606 on the Company’s revenues.

(3)	Reflects contractual upfront payments. Future contingent payments are not reflected as these are based on negotiated shares of box office results.
(4)	Includes 33 laser-based digital theater system configurations, including five upgrades.
(5)	Includes 21 laser-based digital theater system configurations, including three upgrades.

The number of theater systems in the backlog reflects the minimum number of commitments under signed contracts. The dollar value fluctuates depending on the number of new theater system arrangements signed from year to year, which adds to backlog, and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated theater. Sales backlog includes initial fees along with the estimated present value of contractual ongoing fees due over the term. These arrangements also include indexed minimum payment increases over the term of the arrangement, as well as provision for additional payments in excess of the minimum agreed payments in situations where the theater exceeds certain box office thresholds; however, it excludes amounts allocated to maintenance and extended warranty revenues. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, operating leases, letters of intent or long-term conditional theater commitments. The value of theaters under joint revenue sharing arrangements is excluded from the dollar value of sales backlog, although certain theater systems under joint revenue sharing arrangements provide for contracted upfront payments and therefore carry a backlog value based on those payments. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.

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

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at March 31:

	2018
	IMAX Theater Backlog
	Traditional JRSA	Hybrid JRSA	JRSA	Sale / Lease		Total
Domestic Total (United States & Canada)	35	3	38	7		45
International:
Greater China	157	109	266	70		336
Asia (excluding Greater China)	5	—	5	36		41
Western Europe	33	4	37	10		47
Russia & the CIS	—	—	—	19		19
Latin America	1	—	1	16		17
Rest of the World	4	—	4	20		24

International Total	200	113	313	171		484

Worldwide Total	235	116	351	178	(1)	529

	2017
	IMAX Theater Backlog
	Traditional JRSA	Hybrid JRSA	JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	46	3	49	9	58
International:
Greater China	193	75	268	88	356
Asia (excluding Greater China)	4	8	12	19	31
Western Europe	7	5	12	6	18
Russia & the CIS	—	—	—	17	17
Latin America	—	—	—	21	21
Rest of the World	5	2	7	16	23

International Total	209	90	299	167	466

Worldwide Total	255	93	348	176	524

(1)	Includes 14 theater systems which were previously classified under joint revenue sharing arrangements – hybrid sales arrangements. See “Critical Accounting Policies and Estimates” for further details of the adoption impact of ASC Topic 606 on the Company’s revenues.

Approximately 91.5% of IMAX theater system arrangements in backlog as at March 31, 2018 are scheduled to be installed in international markets (2017 – 88.9%).

The following reflects the Company’s signings and installations:

	For the Three Months Ended
	March 31,
	2018	2017
Theater System Signings:
Full new sales and sales-type lease arrangements	15	36
New traditional joint revenue sharing arrangements	22	—
New hybrid joint revenue sharing lease arrangements	8	2

Total new theaters	45	38
Upgrades of IMAX theater systems	—	1

Total theater signings	45	39

	For the Three Months Ended
	March 31,
	2018	2017
Theater System Installations:
Full new sales and sales-type lease arrangements	13	5
New traditional joint revenue sharing arrangements	3	8
New hybrid joint revenue sharing lease arrangement	—	1

Total new theaters	16	14
Upgrades of IMAX theater systems	—	1

Total theater installations	16	15

The Company anticipates that it will install approximately 155 new theater systems (excluding upgrades) in 2018. The Company cautions, however, that theater system installations may slip from period to period over the course of the Company’s business, usually for reasons beyond its control.

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

Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the condensed consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in Item 7 of the Company’s 2017 Form 10-K.

On January 1, 2018, the Company adopted ASC Topic 606, utilizing the modified retrospective transition method with a cumulative catch-up adjustment. The Company is applying the new revenue standard only to contracts not completed as of the date of initial application, referred to as open contracts. All system sales and maintenance contracts with the existing network of IMAX theaters and the backlog of sales contracts make up a significant majority of the Company’s open contracts at any point in time. DMR arrangements where the film continues to be shown by the Company’s exhibitor partners, film distribution arrangements with remaining terms, aftermarket sales orders that have been received but for which control of the assets has not yet transferred to the customer are all also considered open contracts.

The Company’s revenues from the sales of projection systems, provision of maintenance services, sale of aftermarket 3D glasses and parts, conversion of film content into the IMAX DMR format, distribution of documentary film content and the provision of post- production services are within the scope of the standard. The Company’s joint revenue sharing revenue arrangements, with the exception of those where the title transfers to the customer prior to recognition of the system revenue (hybrid sales arrangements), are not in scope of the standard due to their classification as leases. Similarly, any system revenue transactions classified as sales-type leases are excluded from the provisions of the new standard.

The Company has assessed its performance obligations under its arrangements pursuant to ASC Topic 606 and has concluded that there are no significant differences between the performance obligations required to be units of account under ASC Topic 606 and the deliverables considered to be units of account under ASC Topic 605. Specifically, the Company has concluded that its “System Obligation”, which consists of a theater system (projector, sound system, screen system and, if applicable, 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation services, and projectionist training; a license to use the IMAX brand to market the theater; 3D glasses; initial maintenance and extended warranty services; and potentially the licensing of films remains unchanged when considered under ASC Topic 606. The Company’s performance obligations for its DMR, maintenance, film distribution and aftermarket sales contracts remain similar to those under ASC Topic 605.

The new standard requires the Company to estimate the total consideration, including an estimate of future variable consideration, received in exchange for the goods delivered or services rendered. Certain of the Company’s revenue streams will be impacted by the variable consideration provisions of the new standard. The arrangements for the sale of projection systems include indexed minimum payment increases over the term of the arrangement, as well as provision for additional payments in excess of the minimum agreed payments in situations where the theater exceeds certain box office thresholds. Both of these contract provisions constitute variable consideration under the new standard that, subject to constraints to ensure reversal of revenues do not occur, require estimation and recognition upon of transfer of control of the System Obligation to the customer, when control transfers, which is at the earlier of client acceptance of the installation of the system, including projectionist training, and the theater’s opening to the public. As this variable consideration extends through the entire term of the arrangement, which typically last 10 years, the Company applies constraints to its estimates and recognizes the variable consideration on a discounted present value basis at recognition. Under the previous standard, these amounts were recognized as reported by exhibitors (or customers) in future periods.

In certain joint revenue sharing arrangements, specifically the Company’s hybrid sales arrangements, the Company’s arrangements call for sufficient upfront revenues to cover the cost of the arrangement, with monthly payments calculated based on the theater’s net box office earned. Title and control of the projection system transfer to the customer at the point of revenue recognition, which is the earlier of client acceptance of the theater installation, including projectionist training, and theater opening to the public. Under the new revenue recognition standard, the percentage payment is considered variable consideration that must be estimated and recognized at the time of initial revenue recognition. Using box office projections and the Company’s history with theater and box office experience in different territories, the Company estimates the amount of percentage payment earned over the life of the arrangement, subject to sufficient constraint such that there is not a risk of significant revenue reversal. Under the previous recognition standard, these amounts were recognized as reported by exhibitors (or customers) in future periods. As a result, the Company has reclassified hybrid sales arrangements to the traditional sales segment since the total consideration received and the revenue recognition timing at transfer of control of the assets now very closely resemble those of the traditional sale arrangements.

The Company’s arrangements include a requirement for the provision of maintenance services over the life of the arrangement, subject to a consumer price index increase on renewal each year. Under the new standard, the Company has included the future consideration from the provision of maintenance services in the relative selling price allocation calculation at the inception of the arrangement. Under the previous recognition standard, only the first year’s extended warranty and maintenance services included as part of the upfront consideration received by the Company was included in the relative selling price allocation to determine the allocation of consideration between deliverables, while the future years maintenance services were recognized and amortized over each year’s renewal term. As the maintenance services are a stand ready obligation, revenue is recognized evenly over the contract term, which is consistent with past treatment. The Company does not expect a significant change in the allocation of consideration between performance obligations to arise as a result of this change.

The Company’s DMR and Film Distribution revenue streams fall under the variable consideration exemption for sales- or usage-based royalties. While the Company does not hold rights to the intellectual property in the form of the DMR film content, the Company is being reimbursed for the application of its intellectual property in the form of its patented DMR processes used in the creation of new intellectual property in the form of an IMAX DMR version of film. The Company’s Film Distribution revenues are strictly from the license of its intellectual property in the form of documentary film content to which the Company holds distribution rights.

The Company’s remaining revenue streams are not significantly impacted by the new standard. As the arrangements do not call for variable consideration and recognition of revenues transfer at the time of provision of service or transfer of control of goods as appropriate.

Constraints on the Recognition of Variable Consideration

The recognition of variable consideration involves a significant amount of judgment. ASC Topic 606 requires variable consideration to be recognized subject to appropriate constraints to avoid a significant reversal of revenue in future periods. The standard identifies several examples of situations where constraining variable consideration would be appropriate:

•	The amount of consideration is highly susceptible to factors outside the entity’s influence

•	The uncertainty about the amount of consideration is not expected to be resolved for a long period of time

•	The Company’s experience (or other evidence) with similar types of contracts is limited, or that experience has limited predictive value

•	The entity has a practice of either offering a broad range of price concessions or changing the payment terms and conditions of similar contracts in similar circumstances

The Company’s significant streams of variable consideration relate to indexed increases to its sales arrangements’ minimum payments and additional payments in excess of the minimum payments, and to its hybrid sales arrangements’ percentage payment of box office over the term of the arrangement.

Increases to payments indexed to a consumer price index are outside of the Company’s control, but the movement in the rates are well historically well documented and economic trends in inflation are easily accessible. The Company has applied a most likely amount estimate to each of the contracts subject to an indexed increase. These estimated amounts are present valued back to the recognition date, or date of transition as appropriate, using the customer’s implied borrowing rate.

Additional payments in excess of minimum payments and payments based on a percentage of box office over the term are driven by the acceptance of film content in future periods that is outside of the Company’s direct influence. The Company tracks numerous performance statistics for theatre performance in regions worldwide and applies its understanding of theatre markets to develop a most likely amount estimate for each theatre impacted by these provisions. Performance projections are discounted by reducing projections by a percentage factor for theatres with no or limited historical experience. In cases where direct historical experience can be observed, average experience, eliminating significant outliers, is used. Amounts are then discounted back to the recognition date, or date of transition, as appropriate using a risk-weighted rate.

Impact of Recently Issued Accounting Pronouncements

Please see notes 2 and 3 to the condensed consolidated financial statements in Item 1 for information regarding the Company’s recent changes in accounting policies and the impact of all recently issued accounting pronouncements.

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

The Company presents adjusted net income and adjusted net income per diluted share, which excludes stock-based compensation and non-recurring exit costs, restructuring charges and associated impairments, and the related tax impact of these adjustments, because it believes that they are important supplemental measures of the Company’s comparable controllable operating performance. Although stock-based compensation is an important aspect of the Company’s employee and executive compensation packages, it is mostly a non-cash expense and is excluded from certain internal business performance measures, and the Company wants to ensure that its investors fully understand the impact of its stock-based compensation (net of any related tax impact) and non-recurring charges on net income.

In addition, the Company presents adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share because it believes that they are important supplemental measures of its comparable financial results. Without the presentation of these adjusted presentation measures the Company believes it could potentially distort the analysis of trends in business performance and it wants to ensure that its investors fully understand the impact of net income attributable to non-controlling interests, its stock-based compensation, and non-recurring exit costs, restructuring charges and associated impairments (net of any related tax impact) in determining net income attributable to common shareholders.

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

The Company also employs the metric Adjusted EBITDA per Credit Facility excluding “Marvel’s Inhumans”, which is defined and discussed under “Credit Facility” in this Item 7. However, the Company cautions that EBITDA, Adjusted EBITDA per Credit Facility and Adjusted EBITDA per Credit Facility excluding “Marvel’s Inhumans” are non-GAAP measures and should not be construed as substitutes for net income, operating income or other operating performance measures that are determined in accordance with U.S. GAAP. In addition, EBITDA, Adjusted EBITDA per Credit Facility and Adjusted EBITDA per Credit Facility excluding “Marvel’s Inhumans” might not be comparable to similarly titled measures used by other companies.

RESULTS OF OPERATIONS

Important factors that the Company’s Chief Executive Officer (“CEO”) Richard L. Gelfond uses in assessing the Company’s business and prospects include:

•	the signing, installation and financial performance of theater system arrangements (particularly its joint revenue sharing arrangements and new laser-based projection systems);

•	film performance and the securing of new film projects (particularly IMAX DMR films);

•	revenue and gross margins from the Company’s segments;

•	earnings from operations as adjusted for unusual items that the Company views as non-recurring;

•	the continuing ability to invest in and improve the Company’s technology to enhance its differentiation of presentation versus other cinematic experiences;

•	the overall execution, reliability and consumer acceptance of The IMAX Experience;

•	the success of new business initiatives; and

•	short- and long-term cash flow projections.

Management, including the Company’s CEO, who is the Company’s Chief Operating Decision Maker (“CODM”) (as defined in the Segment Reporting Topic of the FASB ASC), assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), write-downs net of recoveries, interest income, interest expense and tax (provision) recovery are not allocated to the segments. The Company has the following eight reportable segments: IMAX DMR; joint revenue sharing arrangements; IMAX systems; theater system maintenance; other; new business; film distribution; and film post-production. The Company is presenting the following information at a disaggregated level to provide more relevant information to readers, as permitted by the standard, and adjusted for the adoption of the new revenue recognition standard:

•	Network Business

○	The IMAX DMR segment consists of variable revenues from studios for the conversion of films into the IMAX DMR format generated by the box office results from the exhibition of those films in the IMAX theater network.

○	Joint revenue sharing arrangements – contingent rent, consists of variable rent revenues from box office exhibited in IMAX theaters in exchange for the provision of IMAX theater projection system equipment to exhibitors. This excludes fixed hybrid revenues and upfront installation costs from the Company’s hybrid joint revenue sharing arrangements, which are included in theater business. Effective January 1, 2018, the Company no longer includes hybrid joint revenue sharing arrangements which take the form of a sale under the joint revenue sharing arrangement reportable segment. These arrangements are now reflected under the IMAX systems segment of Theater Business.

○	IMAX systems – contingent rent, consists of variable payments from the Company’s sales-type leases in excess of certain fixed minimum ongoing payments, under arrangements in the IMAX systems segment, which are recognized when reported by theater operators, provided collectability is reasonably assured.

•	Theater Business

○	The IMAX systems segment consists of the design, manufacture and installation of IMAX theater projection system equipment under sales or sales-type lease arrangements for fixed upfront and ongoing consideration (including ongoing fees and finance income) and contingent rent on sales arrangements.

○	Joint revenue sharing arrangements – fixed fee, consists of fixed hybrid revenues and upfront installation costs from the joint revenue sharing arrangements segment for all arrangements which take the form of a lease.

○	The theater system maintenance segment consists of the provision of IMAX theater projection system equipment maintenance services to the IMAX theater network and the associated costs of those services.

○	Other theater includes after-market sales of IMAX theater projection system parts and 3D glasses from the other segment.

•	New Business

○	The new business segment consists of content licensing and distribution fees associated with the Company’s original content investments, VR initiatives, IMAX Home Entertainment, and other new business initiatives that are in the development and/or start-up phase.

•	Other

○	The film distribution segment consists of revenues and costs associated with the distribution of documentary films for which the Company has distribution rights.

○	The film post-production segment consists of the provision of film post-production, and their associated costs.

○	The other segment consists of certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items.

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

Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017

The Company reported net income of $12.1 million, which calculates to $0.19 per basic and diluted share, for the first quarter of 2018 as compared to net loss of $0.9 million, or a loss of $0.01 per basic and diluted share for the first quarter of 2017.

Net income for the first quarter of 2018 includes a $4.8 million charge, or $0.08 per diluted share (2017 — $5.3 million or $0.08 per diluted share), for stock-based compensation and a $0.7 million charge, or $0.01 per diluted share, for exit costs, restructuring charges and associated impairments (2017 — $nil).

Adjusted net income, which consists of net income excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments and the related tax impact of these adjustments, was $17.1 million, or $0.27 per diluted share, for the first quarter of 2018 as compared to adjusted net income of $3.0 million, or $0.05 per diluted share, for the first quarter of 2017.

The Company reported a net income attributable to common shareholders of $8.5 million, or a $0.13 per basic and diluted share for the first quarter of 2018 (2017 — $0.1 million, or $nil per basic and diluted share).

Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments and the related tax impact of these adjustments, was $13.4 million, or $0.21 per diluted share, for the first quarter of 2018 as compared to adjusted net income attributable to common shareholders of $3.9 million, or $0.06 per diluted share, for the first quarter of 2017.

A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

(In thousands of U.S. dollars, except per share amounts)	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income (loss)	$12,067	$0.19	$(887)	$(0.01)
Adjustments:
Stock-based compensation	4,847	0.08	5,264	0.08
Exit costs, restructuring charges and associated impairments	702	0.01	—	—
Tax impact on items listed above	(559)	(0.01)	(1,341)	(0.02)

Adjusted net income	17,057	0.27	3,036	0.05
Net income attributable to non-controlling interests (1)	(3,562)	(0.06)	962	0.01
Stock-based compensation (net of tax of less than $0.1 million and less than $0.1 million, respectively) (1)	(57)	—	(128)	—

Adjusted net income attributable to common shareholders	$13,438	$0.21	$3,870	$0.06

Weighted average diluted shares outstanding		64,619		67,180

(1)	Reflects amounts attributable to non-controlling interests.

The following table sets forth the breakdown of revenue and gross margin by nature for the three months ended March 31:

(In thousands of U.S. dollars)	Revenue		Gross Margin
	2018	2017	2018	2017
Network business
IMAX DMR	$27,051	$23,408	$18,782	$17,467
Joint revenue sharing arrangements – contingent rent	17,861	15,233	12,740	10,250
IMAX systems – contingent rent	—	688	—	688

	44,912	39,329	31,522	28,405

Theater business
IMAX systems
Sales and sales-type leases(1)	18,138	6,942	11,609	3,220
Ongoing fees and finance income(2)	2,730	2,585	2,683	2,521
Joint revenue sharing arrangements – fixed fees	—	470	—	88
Theater system maintenance	12,712	11,045	6,205	4,249
Other theater	1,377	2,165	(45)	430

	34,957	23,207	20,452	10,508

New business	608	1,280	(1,469)	(337)

Other
Film distribution and post-production	3,734	3,584	446	(2,663)
Other	773	1,257	(259)	(142)

	4,507	4,841	187	(2,805)

	$84,984	$68,657	$50,692	$35,771

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions.
(2)	Includes rental income from operating leases and finance income.

On January 1, 2018, the Company adopted ASC Topic 606, utilizing the modified retrospective transition method with a cumulative catch-up adjustment. As it is the first quarter after transition, the Company has not experienced any significant true up of its transition amounts. See note 3 “Adoption of ASC Topic 606, Revenue from Contracts with Customers, effective January 1, 2018” in the accompanying condensed consolidated financial statements in Item 1 for the Company’s revenue recognition policy. The following table presents the impacted financial statement line items in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2018:

(in thousands of U.S. dollars, except per share amounts)	Pre-adoption of ASC Topic 606	ASC Topic 606 Adjustments	As reported
Revenues	$84,315	$669	$84,984
Provision for income taxes	(4,306)	(147)	(4,453)
Net income (loss)	11,545	522	12,067
Less: net (income) loss attributable to non-controlling interests	(3,494)	(68)	(3,562)
Net income attributable to common shareholders	8,051	454	8,505
Net income per share attributable to common shareholders—basic and diluted	0.13	—	0.13

The following table presents the impact of ASC Topic 606 on the Company’s revenues for the three months ended March 31, 2018, by reportable segment:

	Pre-adoption of ASC Topic 606	ASC Topic 606 Adjustments	As reported
Network business
IMAX DMR	$27,051	$—	$27,051
Joint revenue sharing arrangements – contingent rent(1)	18,529	(668)	17,861
IMAX systems – contingent rent(1)	852	(852)	—

	46,432	(1,520)	44,912

Theater business
IMAX systems
Sales and sales-type leases(2)	14,911	3,227	18,138
Ongoing fees and finance income(3)	2,603	127	2,730
Joint revenue sharing arrangements – fixed fees(4)	1,165	(1,165)	—
Theater system maintenance	12,712	—	12,712
Other theater	1,377	—	1,377

	32,768	2,189	34,957

New business	608	—	608

Other
Film post-production	3,163	—	3,163
Film distribution	571	—	571
Other	773	—	773

	4,507	—	4,507

Total	$84,315	$669	$84,984

(1)	Contingent rent of $0.7 million related to theater systems under hybrid sales arrangements and $0.9 million related to theater systems under sales arrangements was recognized in the Company’s transition adjustment.
(2)	Variable consideration of $1.6 million relating to theater systems recognized as sales or hybrid sales was recognized as part of the System Obligation in the quarter and the fixed consideration recognized for theater systems installed under hybrid sales arrangements was reclassified from Joint revenue sharing arrangement – fixed fees as hybrid sales are no longer considered part of the Joint revenue sharing arrangement segment.
(3)	Finance income of $0.1 million was recognized on the future consideration related to contracts.

(4)	Fixed consideration of $1.2 million related to the recognition of theater systems under hybrid sales arrangements was reclassified to Sales and Sales-type leases.

Revenues and Gross Margin

The Company’s revenues for the first quarter of 2018 increased 23.8% to $85.0 million from $68.7 million in first quarter of 2017, largely due to the performance of its network business and theater business. The gross margin across all segments in the first quarter of 2018 was $50.7 million, or 59.6% of total revenue, compared to $35.8 million, or 52.1% of total revenue in the first quarter of 2017.

Network Business

Gross box office generated by IMAX DMR films increased by 16.4% to $246.9 million in the first quarter of 2018 from $212.1 million in the first quarter of 2017. The increase is attributable to stronger film performance in comparison to the prior year period. In the first quarter of 2018, gross box office was generated primarily by the exhibition of 22 films (14 new and 8 carryovers), as compared to 18 films (12 new and 6 carryovers) exhibited in the first quarter of 2017.

Network business revenue increased by 14.2% to $44.9 million in the first quarter of 2018 from $39.3 million in the first quarter of 2017. The gross margins experienced by the Company’s network business in the first quarter of 2018 was $31.5 million, or 70.2% of network business revenue, compared to $28.4 million, or 72.2% in the first quarter of 2017. The Company’s network business performance is impacted by box office performance, as well as other factors including the timing of a film release to the IMAX theater network, the commercial success of the film, the Company’s take rates under its DMR and joint revenue sharing arrangements, and the distribution window for the exhibition of films in the IMAX theater network. Other factors impacting performance include fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations.

IMAX DMR revenues increased by 15.6% to $27.1 million in the first quarter of 2018 from $23.4 million in the first quarter of 2017, which reflects stronger box office performance than the comparative period coupled with continued growth in the IMAX theater network. IMAX DMR gross margins were stronger at $18.8 million in the first quarter of 2018 as compared to $17.5 million in the first quarter of 2017. Margin is a function of the costs associated with the respective films exhibited in the period, and can vary particularly with respect to marketing expenses.

Contingent rent revenues from joint revenue sharing arrangements increased to $17.9 million in the first quarter of 2018 from $15.2 million in the first quarter of 2017, largely due to stronger box office performance and continued network growth. The Company ended the first quarter of 2018 with 718 theaters operating under joint revenue sharing arrangements, as compared to 649 theaters at the end of the first quarter of 2017, an increase of 10.6%. Gross box office generated by the joint revenue sharing arrangements was 16.5% higher at $134.9 million in the first quarter of 2018 from $115.8 million in the first quarter of 2017.

The gross margin from joint revenue sharing arrangements increased to $12.7 million in the first quarter of 2018 from $10.3 million in the first quarter of 2017. Included in the calculation of gross margin for the first quarter of 2018 were certain advertising, marketing and commission costs primarily associated with new theater launches of $0.2 million, as compared to $0.4 million during the first quarter of 2017.

Contingent rent revenue consists of variable payments received in excess of the fixed minimum ongoing payments which are primarily driven by box office performance reported by theater operators. On January 1, 2018, the Company adopted ASC Topic 606, in accordance with the updated revenue recognition policy as discussed in note 3 of the accompanying condensed consolidated financial statements in Item 1. Contingent rent revenue is no longer recognized over the time period of the contract for theater systems under sales arrangements, therefore the Company expects this revenue stream to be minimal on a go-forward basis. Contingent rent revenue of $0.7 million was recognized in the first quarter of 2017.

Theater Business

The primary drivers of this line of business are theater system installations and the Company’s maintenance contract that accompany each theater installation. For the first quarter of 2018, theater business revenue increased $11.8 million, or 50.6%, to $35.0 million as compared to the first quarter of 2017. The increase in theater business revenue in 2018 as compared to 2017 was primarily due to:

•	8 more installations of system under sales and sales-type lease arrangements ($12.5 million); and

•	1 less system contracted as a hybrid joint revenue sharing lease arrangement ($0.5 million less fixed fees); partially offset by

•	1 less installation of a system upgrade ($1.3 million).

Theater business gross margin increased 94.6% to $20.5 million in the first quarter of 2018 as compared to $10.5 million in the first quarter of 2017, primarily due to an increase in installations of systems under sales and sales-type leases.

The installation of theater systems in newly-built theaters or multiplexes, which make up a large portion of the Company’s theater system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangements (see discussion below) installations by theater system configuration for March 31 is outlined in the table below:

	2018		2017
	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX digital theater systems — installed and recognized
Sales and sales-types lease arrangements(1)	13	$17,973	5	$5,454
Joint revenue sharing arrangements — hybrid(2)	—	—	1	487

Total new theater systems	13	17,973	6	5,941

IMAX digital theater system upgrades — installed and recognized
Sales and sales-types lease arrangements	—	—	1	1,339

Total upgraded theater systems	—	—	1	1,339

Total theater systems installed and recognized	13	$17,973	7	$7,280

(1)	Upon adoption of the new revenue recognition standard, the arrangements for the sale of projection systems include indexed minimum payment increases over the term of the arrangement, as well as provision for additional payments in excess of the minimum agreed payments in situations where the theater exceeds certain box office thresholds. As a result of including an estimate of variable consideration upon recognition of a theater system under a sales arrangement, the revenues presented for the quarter ended March 31, 2018, are $1.5 million higher than under the prior revenue recognition standard.
(2)	Upon adoption of the new revenue recognition standard, the Company has reclassified hybrid sales arrangements to sales arrangements since the total consideration received and the revenue recognition timing at transfer of control of the assets now very closely resemble those of the traditional sale arrangements. On a go forward basis, this arrangement type will only reflect hybrid lease arrangements.

The average revenue per full, new theater system under a sales and sales-type lease arrangement varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors. Average revenue per full, new theater system under a sales and sales-type lease arrangement was $1.4 million for the first quarter of 2018, as compared to $1.1 million in the first quarter of 2017. The higher average value is driven by the recognition of variable consideration at the time of recognition versus over the term of the arrangement.

Theater system maintenance revenue increased 15.1% to $12.7 million in the first quarter of 2018 from $11.0 million in the first quarter of 2017. Theater system maintenance gross margin was $6.2 million in the first quarter of 2018 versus $4.2 million in the first quarter of 2017. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Ongoing fees and finance income was $2.7 million in the first quarter of 2018 compared to $2.6 million in the first quarter of 2017. Gross margin for ongoing fees and finance income increased to $2.7 million in the first quarter of 2018 from $2.5 million in the first quarter of 2017. The costs associated with ongoing fees are minimal as it usually consists of depreciation on the Company’s theaters under operating lease agreements and/or marketing.

Other theater revenue decreased to $1.4 million in the first quarter of 2018 as compared to $2.2 million in the first quarter of 2017. Other theater revenue primarily includes revenue generated from the Company’s after-market sales of projection system parts and 3D glasses. The gross margin recognized from other theater revenue was a loss of less than $0.1 million in the first quarter of 2018 as compared to $0.4 million in the first quarter of 2017.

New Business

Revenue earned from the Company’s new business initiatives was $0.6 million and the new business segment experienced a margin loss of $1.5 million in the first quarter of 2018, as compared to revenue of $1.3 million and a margin loss of $0.3 million in the first quarter of 2017. The decrease in revenue is mainly related to the IMAX VR camera, for which no revenue was recognized in 2018, and the performance of the Company’s other new business initiatives, as compared to the prior year comparative period.

The Company is evaluating its new business initiatives separately from its core business as the nature of its activities is separate and distinct from its ongoing operations and as a result views it helpful to discuss items beyond that of gross margin. The Company recognized a loss from its new business initiatives for the first quarter of 2018 of $2.5 million, which includes amortization of $0.7 million, income tax of $0.1 million and an equity loss of $0.2 million. In addition the loss includes selling, general and administration costs of $0.7 million and research and development costs of $0.1 million. In the prior year comparative period, a loss of $2.6 million was recognized, which includes amortization of $0.4 million and an equity loss of $0.2 million, selling, general and administrative expenses of $0.7 million and research and development costs of $1.4 million.

Adjusted EBITDA per Credit Facility from the Company’s new business initiatives was $1.5 million in the first quarter of 2018, as compared to negative Adjusted EBITDA per Credit Facility of $2.0 million in the first quarter of 2017.

Other

Film distribution and post-production revenues was $3.7 million in the first quarter of 2018 and $3.6 million in the first quarter of 2017. Film distribution and post-production gross margin was $0.4 million in the first quarter of 2018 as compared to a loss of $2.7 million in the first quarter of 2017, primarily due to a charge of $3.4 million against film assets in the first quarter of 2017. In 2017, the Company reviewed the carrying value of certain documentary film assets as a result of lower than expected revenue being generated during the period and revised expectations for future revenues based on the latest information available. There were no such charges incurred in the first quarter of 2018.

Other revenue decreased to $0.8 million in the first quarter of 2018, as compared to $1.3 million in the first quarter of 2017. Other revenue primarily includes revenue generated from the Company’s theater operations and camera rental business. The decrease in revenue is primarily the result of a decrease in camera revenues in the first quarter of 2018, as compared to the prior year comparative period.

The gross margin recognized from other revenue was a loss of $0.3 million in the first quarter of 2018 as compared to a loss of $0.1 million in the first quarter of 2017, largely due to a lower level of camera revenue earned in the current period versus the comparative period.

Selling, General and Administrative Expenses

In conjunction with the Company’s restructuring and cost-savings initiatives, selling, general and administrative expenses decreased to $28.1 million in the first quarter of 2018, as compared to $30.9 million in the first quarter of 2017. Selling, general and administrative expenses excluding the impact of stock-based compensation were $23.7 million in the first quarter of 2018, as compared to $25.7 million in the first quarter of 2017.

The following reflects the significant items impacting selling, general and administrative expenses for the first quarter of 2018 and 2017:

	2018	2017	2018 versus 2017
Staff costs	$14,022	$16,529	$(2,507)	(15.2)%
Stock-based compensation	4,417	5,264	(847)	(16.1)%
Consulting fees	3,364	2,754	610	22.1%
Other general corporate expenditures	6,280	6,394	(114)	(1.8)%

Total	$28,083	$30,941	$(2,858)	(9.2)%

Staff costs presented above are related to the Company’s core business and include salaries and benefits.

Other general corporate expenditures include professional fees, travel and entertainment. Selling, general and administrative expenses also includes asset impairment charges and write-offs, if any, and miscellaneous items, other than interest.

Research and Development Expenses

Research and development expenses decreased to $3.6 million in the first quarter of 2018, as compared to $4.3 million in the first quarter of 2017. The decrease is primarily due to lower spending on new business initiatives compared to the first quarter of 2017.

The Company intends for additional research and development to continue through 2018, as the Company continues to support the development and roll-out of IMAX with Laser, the Company’s next generation laser-based projection system, which is targeted primarily for screens in commercial multiplexes. A significant portion of the Company’s research and development efforts over the past several years have been focused on IMAX with Laser, which the Company believes delivers increased resolution, sharper and brighter images, deeper contrast as well as the widest range of colors available to filmmakers today. The Company further believes that IMAX with Laser can help facilitate the next major lease renewal and upgrade cycle for the global commercial IMAX network, and represents a critical component of the Company’s strategy to maintain technological differentiation and to ensure that The IMAX Experience remains the premium movie-going format.

The Company also intends to continue research and development in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing and manufacturing more IMAX cameras, enhancing the Company’s image quality, expanding the applicability of the Company’s digital technology, developing IMAX theater systems’ capabilities in both home and live entertainment, improvements to the DMR process and the ability to deliver DMR releases digitally to its theater network, without the requirement for hard drives.

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.5 million in the first quarter of 2018 as compared to a net provision of $0.2 million in the first quarter of 2017.

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

Interest Income and Expense

Interest income was $0.2 million in the first quarter of 2018 and 2017, respectively.

Interest expense was $0.5 million in the first quarter of 2018 and 2017, respectively. Included in interest expense is the amortization of deferred finance costs in the amount of $0.1 million in the first quarter of 2018 and 2017, respectively. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Exit costs, restructuring charges and associated impairments

Exit costs, restructuring charges and associated impairments were $0.7 million in the first quarter of 2018 which is comprised of employee severance costs. No such charges were incurred in the prior year comparative period.

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

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act when a company does not have all the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. While the Company was able to make reasonable estimates of the impact of the reduction in corporate rate and other changes in the legislation on deferred tax assets and liabilities the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions the Company may take.

The Tax Act also includes a number of other changes. The Company continues to monitor the impact of the Tax Act during the one-year measurement period due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Act. No further changes have been reported as of March 31, 2017.

As a result, no income taxes have been provided for any undistributed foreign earnings, or any additional outside basis differences inherent in these foreign entities, as the Company is a Canadian corporation and these amounts continue to be indefinitely reinvested in foreign operations which are owned directly or indirectly.

As at March 31, 2018, the Company had a gross deferred income tax asset of $25.3 million, against which the Company is carrying a $0.2 million valuation allowance. For the three months ended March 31, 2018, the Company recorded an income tax provision of $4.5 million, which included a provision of $0.1 million related to its provision for uncertain tax positions. In addition, included in the provision for income taxes was a $0.7 million provision related to stock-based compensation costs recognized in the period as the tax deduction was less than the cumulative book expense recorded.

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

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. As at March 31, 2018, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2017 — $nil). The Company’s accumulated losses in excess of its equity investment were $2.1 million as at March 31, 2018. For the three months ended March 31, 2018, gross revenues, cost of revenue and net loss for these investments were $0.5 million, $0.9 million and $0.6 million, respectively (2017 — $0.2 million, $0.9 million and $0.7 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.2 million first quarter of 2018, compared to a net loss of $0.3 million experienced in the first quarter of 2017.

Non-Controlling Interests

The Company’s condensed consolidated financial statements include a non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the IMAX China IPO as well as the impact of non-controlling interests in its subsidiaries created for the Film Fund and VR Content Fund activity. For the three months ended March 31, 2018, the net income attributable to non-controlling interests of the Company’s subsidiaries was $3.6 million (2017 — loss of $1.0 million).

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

The terms of the Credit Facility are set forth in the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), dated March 3, 2015, among the Company, the Guarantors, the lenders named therein, Wells Fargo Bank, National Association (“Wells Fargo”), as agent and issuing lender and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner and in various collateral and security documents entered into by the Company and the Guarantors.

Total amounts drawn and available under the Credit Facility at March 31, 2018 were $nil and $200.0 million, respectively (December 31, 2017 – $nil and $200.0 million, respectively).

Under the Credit Facility, the effective interest rate for the three months ended March 31, 2018 was nil, as no amounts were outstanding during the period (2017 – nil).

The Credit Facility provides that the Company is required at all times to satisfy a Minimum Liquidity Test (as defined in the Credit Agreement) of at least $50.0 million. The Company is also required to maintain minimum EBITDA (as defined in the Credit Agreement) of $100.0 million. The Company is also required to maintain a Maximum Total Leverage Ratio (as defined in the Credit Agreement) of 1.75:1.0. The Company was in compliance with all of these requirements at March 31, 2018. The Maximum Total Leverage Ratio was 0.17:1 as at March 31, 2018, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments and was $25.2 million. EBITDA is calculated as follows:

	For the		For the
	Three Months Ended		Twelve Months Ended
Adjusted EBITDA per Credit Facility:	March 31, 2018		March 31, 2018(1)
(In thousands of U.S. Dollars)
Net income	$12,067		$25,472
Add (subtract):
Provision for income taxes	4,453		21,129
Interest expense, net of interest income	247		935
Depreciation and amortization, including film asset amortization	13,380		67,668

EBITDA	$30,147		$115,204
Stock and other non-cash compensation	5,141		23,199
Write-downs, net of recoveries including asset impairments and receivable provisions	1,036		21,041
Exit costs, restructuring charges and associated impairments	702		16,876
Loss from equity accounted investments	205		653

Adjusted EBITDA before non-controlling interests	$37,231		$176,973
Adjusted EBITDA attributable to non-controlling interests(2)	(5,824)		(25,906)

Adjusted EBITDA per Credit Facility	$31,407	*	$151,067	*

Adjusted EBITDA per Credit Facility, excluding impact from “Marvel’s Inhumans”	$31,463	*	$139,047	*

*	Adjusted EBITDA per Credit Facility of $31.4 million and $151.1 million for the three and twelve months ended March 31, 2018 respectively, include the impact of the Company’s investment in “Marvel’s Inhumans”, which resulted in a $0.1 million and $13.0 million loss, respectively. However, as permitted by the Credit Facility, this loss was offset by addbacks of $nil and $13.3 million for amortization and by addbacks of, $nil and $11.7 million for impairment charges relating to the investment, in each case for the three and twelve months ended March 31, 2018, respectively. The net effect of these addbacks was to increase Adjusted EBITDA per Credit Facility by $0.1 million and $12.0 million for the three and twelve months ended March 31, 2018, respectively. This investment represents the Company’s first foray into a commercial television property, and therefore the Adjusted EBITDA per Credit Facility metric presented above may not be reflective of the Company’s typical operational activity. Further, the Company does not yet know whether it will make similar investments in the future. As a result, the Company is also presenting Adjusted EBITDA per Credit Facility excluding the impact of “Marvel’s Inhumans” to better facilitate comparisons to prior and future periods.

(1)	Ratio of total debt calculated using twelve months ended Adjusted EBITDA
(2)	The Adjusted EBITDA per Credit Facility calculation specified for purposes of the minimum Adjusted EBITDA per Credit Facility covenant excludes the reduction in Adjusted EBITDA per Credit Facility from the Company’s non-controlling interests.

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

The Playa Vista Loan is secured by a deed of trust from PV Borrower in favor of Wells Fargo and other documents evidencing and securing the loan (the “Loan Documents”), granting a first lien on and security interest in the Playa Vista property and the Playa Vista project, including all improvements to be constructed thereon. The Company has also guaranteed the Playa Vista Loan.

The Loan Documents contain affirmative, negative and financial covenants (including compliance with the financial covenants of the Company’s outstanding Credit Facility), agreements, representations, warranties, borrowing conditions, and events of default customary for development projects such as the Playa Vista project.

Total amount drawn under the Playa Vista Loan as at March 31, 2018 was $25.2 million (December 31, 2017 — $25.7 million). Under the Playa Vista Loan, the effective interest rate for the three months ended March 31, 2018 was 3.70% (2017 — 2.85%).

Letters of Credit and Other Commitments

As at March 31, 2018, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2017 — $nil), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at March 31, 2018, the Company has letters of credit outstanding and advance payment guarantees outstanding of $0.1 million (December 31, 2017 — $nil), under the Bank of Montreal Facility.

Cash and Cash Equivalents

As at March 31, 2018, the Company’s principal sources of liquidity included cash and cash equivalents of $145.6 million, the Credit Facility, anticipated collection from trade accounts receivable of $119.8 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $25.5 million and payments expected in the next 12 months on existing backlog deals. As at March 31, 2018, the Company did not have any amount drawn on the Credit Facility (remaining availability of $200.0 million), and the Company had $25.2 million drawn on the Playa Vista Loan. There were no letters of credit and advance payment guarantees outstanding under the Credit Facility and $0.1 million under the Bank of Montreal Facility. Cash held outside of North America as at March 31, 2018 was $125.9 million (December 31, 2017 — $119.4 million), of which $37.5 million was held in the People’s Republic of China (“PRC”) (December 31, 2017 — $32.6 million). The Company’s intent is to permanently reinvest these amounts outside of Canada and the Company does not currently anticipate that it will need funds generated from foreign operations to fund North American operations. In the event funds from foreign operations are needed to fund operations in North America and if withholding taxes have not already been previously provided, the Company would be required to accrue and pay these additional withholding tax amounts on repatriation of funds from China to Canada. The Company currently estimates this amount to be $7.8 million.

During the three months ended March 31, 2018, the Company’s operations used cash of $13.1 million. The Company used cash of $12.0 million to fund capital expenditures, to build equipment for use in joint revenue sharing arrangements, to purchase other intangible assets, to purchase property, plant and equipment. These uses of cash were partially offset by cash provided by operating activities. Based on management’s current operating plan for 2018, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements, to fund DMR agreements with studios, and to make share repurchases. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of 3 new theater systems under joint revenue sharing arrangements during the three months ended March 31, 2018, which were capitalized by the Company.

In 2017, the Company announced a number of actions aimed at increasing Company value, including the approval by the Company’s Board of Directors of a new share repurchase program which authorizes the repurchase of up to $200.0 million of its common shares by June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the three months ended March 31, 2018, the Company repurchased 654,224 common shares at an average price of $20.46 per share. The retired shares were repurchased for $13.4 million.

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

Cash provided by operating activities amounted to $15.5 million for the three months ended March 31, 2018. Changes in other non-cash operating assets as compared to December 31, 2017 include:

•	a decrease of $10.3 million in accounts receivable resulting from cash receipts in the period partially offset by amounts billed;

•	an increase of $0.4 million in financing receivables primarily due to the installation and recognition of IMAX theater systems under sales or sales-type lease arrangements offset by ongoing minimum rent payments received;

•	a decrease of $1.7 million in inventories as the amounts relieved from inventory for systems recognized and service parts used exceeded the build-up of inventory for future IMAX theater system installations under sales or sales-type lease arrangements;

•	an increase of $2.6 million in prepaid expenses due to advance payments related to employee benefits; and

•	an increase of $2.3 million in other assets which primarily reflects a change in commission and other deferred selling expenses.

Changes in other operating liabilities as compared to December 31, 2017 include: a decrease in accounts payable of $10.4 million due to timing of payments; a decrease of $4.9 million in accrued liabilities primarily due to a decrease in income taxes payable and bonus payable as the prior year accruals were paid in the current period; and a decrease in deferred revenue of $1.2 million related to backlog payments received in the current period, offset by amounts relieved from deferred revenue related to theater system installations.

Investing Activities

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, other intangible assets and investments in film assets were $18.2 million for the three months ended March 31, 2018 as compared to $16.5 million for the three months ended March 31, 2017. The Company expects its investment in capital expenditures to remain fairly consistent as the nature of these cash outlays in particular, joint revenue sharing arrangements and film assets, exist to strengthen operational performances.

Net cash used in investing activities amounted to $12.0 million in three months ended March 31, 2018, which includes purchases of $6.6 million in property, plant and equipment, an investment in joint revenue sharing equipment of $4.8 million and an investment in other intangible assets of $0.6 million, primarily related to expanding the functionality of the Company’s enterprise resource planning system.

Financing Activities

Net cash used in financing activities in the three months ended March 31, 2018 amounted to $16.6 million as compared to net cash provided by financing activities of $0.5 million in the three months ended March 31, 2017. In the three months ended March 31, 2018, the Company paid $13.4 million for the repurchase of common shares under the Company’s share repurchase program and $6.2 million to purchase treasury stock for the settlement of restricted share units and options and $1.0 million of taxes withheld and paid on vested employee stock awards. In addition, the Company also made repayments of $0.5 million under the Playa Vista Loan. These cash outlays were offset by $4.4 million received from third party capital contributions to the Original Film Fund and the VR Fund. There were no stock option exercises in the three months ended March 31, 2018.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of March 31, 2018 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total	1 Year	> 1 - 3 years	> 3 - 5 years	Thereafter
Purchase obligations(1)	$39,379	$39,379	$—	$—	$—
Pension obligations(2)	20,076	—	20,076	—	—
Operating lease obligations(3)	23,592	4,729	5,163	2,761	10,939
Playa Vista Loan(4)	25,167	1,500	4,000	4,000	15,667
Postretirement benefits obligations	4,390	567	1,072	888	1,863
Other financial commitments(5)	1,422	1,422	—	—	—

	$114,026	$47,597	$30,311	$7,649	$28,469

(1)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
(2)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2019), although Mr. Gelfond has not informed the Company that he intends to retire at that time.
(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s property in New York and at the various owned and operated theaters.
(4)	The Playa Vista Loan is fully due and payable on October 19, 2025. The Company is required to make monthly payments of combined principal and interest.
(5)	Other financial commitments include the Company’s total minimum commitment toward the development, production, post-production and marketing, related to certain film and new content initiatives for which a term sheet and/or agreement has been executed.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering Mr. Gelfond. As at March 31, 2018, the Company had an unfunded and accrued projected benefit obligation of approximately $19.1 million (December 31, 2017 — $19.0 million) in respect of the SERP.

Pursuant to an employment agreement dated November 8, 2016, the term of Mr. Gelfond’s employment was extended through December 31, 2019, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating his entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at March 31, 2018, the Company had an unfunded benefit obligation of $1.7 million (December 31, 2017 — $1.7 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors, upon retirement. As at March 31, 2018, the Company had an unfunded benefit obligation of $0.7 million (December 31, 2017 — $0.7 million).

The Company also maintains a Retirement Plan covering Greg Foster, CEO of IMAX Entertainment and Senior Executive Vice President of the Company. The Company has agreed to make a total contribution of $3.2 million pursuant to a schedule set forth in Mr. Foster’s employment agreement. The Retirement Plan is subject to a vesting schedule based on continued employment with the Company, and will vest in 25% increments on July 2 of 2019, 2022, 2025 and 2027, but will vest in full if Mr. Foster’s employment terminates under specified circumstances, including if the Company terminates his employment without cause, if he resigns for good reason, or if the Company does not offer to renew Mr. Foster’s employment on terms substantially similar to those set forth in his current employment agreement and, as a result, Mr. Foster incurs a separation from service. As at March 31, 2018, the Company had an unfunded benefit obligation recorded of $1.2 million (December 31, 2017 — $1.0 million).

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In addition, IMAX films generate box office in 77 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. dollar could have an impact on the Company’s reported gross box office and revenues. The Company has incoming cash flows from its revenue generating theaters and ongoing operating expenses in China through its majority-owned subsidiary IMAX (Shanghai) Multimedia Technology Co., Ltd. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net Renminbi and Japanese Yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Renminbi, Japanese Yen, Euros and Canadian dollars.

The Company manages its exposure to foreign exchange rate risks through the Company’s regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

The Company’s subsidiaries, IMAX (Shanghai) Multimedia Technology Co., Ltd. and IMAX (Shanghai) Theatre Technology Services Co. Ltd., held approximately 235.7 million Renminbi ($37.5 million U.S dollars) in cash and cash equivalents in the PRC as at March 31, 2018 (December 31, 2017 — 213.0 million Renminbi or $32.6 million U.S. dollars) and are required to transact locally in Renminbi. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administrative of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the China government are beyond the control of the Company, however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements.

For the three months ended March 31, 2018, the Company recorded a foreign exchange net loss of $0.1 million as compared to a foreign exchange net loss of less than $0.1 million for the three months ended March 31, 2017, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2018 and 2019. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statements of operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. All foreign currency forward contracts held by the Company as at March 31, 2018, are designated and qualify as foreign currency cash flow hedging instruments. For foreign currency cash flow hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statements of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statements of operations. The notional value of foreign currency cash flow hedging instruments at March 31, 2018 was $35.0 million (December 31, 2017 — $35.2 million). A loss of $1.0 million was recorded to Other Comprehensive Income with respect to the change in fair value of these contracts for the three months ended March 31, 2018 (2017 — gain of $0.3 million). A gain of $0.2 million was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses for the three months ended March 31, 2018 (2017 — loss of $0.3 million). The Company’s estimated net amount of the existing gains as at March 31, 2018 is $0.4 million, which is expected to be reclassified to earnings within the next twelve months. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At March 31, 2018, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros translated into U.S. dollars was $110.7 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2018, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $11.1 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% appreciation or depreciation in foreign currency exchange rates at March 31, 2018, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at March 31, 2018, the Company had not drawn down on its Credit Facility (December 31, 2017 — $nil).

As at March 31, 2018, the Company had drawn down $25.2 million on its Playa Vista Loan (December 31, 2017 — $25.7 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in the LIBOR. The Company had variable rate debt instruments representing 10.3% and 9.8% of its total liabilities at March 31, 2018 and December 31, 2017, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at March 31, 2018.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at March 31, 2018 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See note 9 to the accompanying condensed consolidated financial statements in Item 1 for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

This Form 10-Q should be read together with the Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which describes various risks and uncertainties to which the Company is or may become subject, and is supplemented by the discussion below. The risks described in the Company’s 2017 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s common stock repurchase program activity for the three months ended March 31, 2018 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Maximum value of shares that may yet be purchased under the program
January 1 through January 31, 2018	—	$—	—	$—
February 1 through February 28, 2018	—	—	—	—
March 1 through March 31, 2018	654,224	20.46	654,224	186,616,046

Total	654,224	$20.46	654,224

(1)	On June 12, 2017, the Company announced that its Board of Director approved a new $200.0 million share repurchase program for shares of the Company’s common stock. The share repurchase program expires on June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

The total number of shares purchased during the three months ended March 31, 2018 does not include any shares received in the administration of employee share-based compensation plans. The Company has $186.6 million available under its approved new repurchase program.

Item 6. Exhibits

Exhibit No.	Description

10.37	Employment Agreement, dated March 23, 2018, between IMAX Corporation and Don Savant.

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated May 1, 2018, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated May 1, 2018, by Patrick McClymont.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated May 1, 2018, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated May 1, 2018, by Patrick McClymont.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: May 1, 2018	By:	/s/ PATRICK MCCLYMONT
Patrick McClymont
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: May 1, 2018	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)