Form 10-Q
period 2018-06-30
IMAX CORP
filed 2018-07-25
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2018
Common stock, no par value	62,521,916

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

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$133,042	$158,725
Accounts receivable, net of allowance for doubtful accounts of $2,348 (December 31, 2017 — $1,613)	113,461	130,546
Financing receivables	125,756	129,494
Inventories	40,705	30,788
Prepaid expenses	9,401	7,549
Film assets	15,193	5,026
Property, plant and equipment	276,129	276,781
Other assets	61,956	26,757
Deferred income taxes	24,386	30,708
Other intangible assets	30,456	31,211
Goodwill	39,027	39,027

Total assets	$869,512	$866,612

Liabilities
Bank indebtedness	$24,377	$25,357
Accounts payable	15,027	24,235
Accrued and other liabilities	107,799	100,140
Deferred revenue	110,286	113,270

Total liabilities	257,489	263,002

Commitments and contingencies
Non-controlling interests	7,578	1,353

Shareholders’ equity
Capital stock common shares — no par value. Authorized — unlimited number. 62,747,512 issued and 62,521,916 outstanding (December 31, 2017 — 64,902,201 issued and 64,695,550 outstanding)	431,003	445,797
Less: Treasury stock, 225,596 shares at cost (December 31, 2017 — 206,651)	(4,636)	(5,133)
Other equity	179,767	175,300
Accumulated deficit	(75,908)	(87,592)
Accumulated other comprehensive loss	(2,762)	(626)

Total shareholders’ equity attributable to common shareholders	527,464	527,746
Non-controlling interests	76,981	74,511

Total shareholders’ equity	604,445	602,257

Total liabilities and shareholders’ equity	$864,512	$866,612

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Equipment and product sales	$15,368	$21,334	$34,881	$32,879
Services	54,785	44,603	99,531	83,447
Rentals	25,124	19,438	43,326	35,294
Finance income	3,068	2,383	5,591	4,794

	98,345	87,758	183,329	156,414

Costs and expenses applicable to revenues
Equipment and product sales	7,549	11,453	15,521	18,917
Services	23,633	21,266	43,984	41,080
Rentals	6,759	5,580	12,728	11,187
	37,941	38,299	72,233	71,184

Gross margin	60,404	49,459	111,096	85,230
Selling, general and administrative expenses	32,608	28,589	60,691	59,531
(including share-based compensation expense of $6.2 million and $10.7 million for the three and six months ended June 30, 2018 (2017 — $6.2 million and $11.0 million, respectively))
Research and development	3,922	5,678	7,514	10,012
Asset impairments	—	1,225	—	1,225
Amortization of intangibles	965	779	1,857	1,380
Receivable provisions, net of recoveries	355	940	806	1,125
Legal arbitration award	7,500	—	7,500	—
Exit costs, restructuring charges and associated impairments	456	10,258	1,158	10,258

Income from operations	14,598	1,990	31,570	1,699
Interest income	243	280	490	508
Interest expense	(851)	(435)	(1,345)	(890)

Income from operations before income taxes	13,990	1,835	30,715	1,317
(Provision for) recovery of income taxes	(3,635)	238	(8,088)	124
Loss from equity-accounted investments, net of tax	(100)	(264)	(305)	(519)

Net income	10,255	1,809	22,322	922
Less: net income attributable to non-controlling interests	(2,630)	(3,521)	(6,192)	(2,559)

Net income (loss) attributable to common shareholders	$7,625	$(1,712)	$16,130	$(1,637)

Net income (loss) per share attributable to common shareholders - basic and diluted:
Net income (loss) per share — basic and diluted	$0.12	$(0.03)	$0.25	$(0.02)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$10,255	$1,809	$22,322	$922

Unrealized net (loss) gain from cash flow hedging instruments	(679)	772	(1,686)	1,085
Realization of cash flow hedging net (gain) loss upon settlement	(112)	(101)	(332)	184
Foreign currency translation adjustments	(3,003)	1,304	(951)	1,762

Other comprehensive (loss) income, before tax	(3,794)	1,975	(2,969)	3,031
Income tax benefit (expense) related to other comprehensive (loss) income	207	(175)	528	(332)

Other comprehensive (loss) income, net of tax	(3,587)	1,800	(2,441)	2,699

Comprehensive income	6,668	3,609	19,881	3,621
Less: Comprehensive income attributable to non-controlling interests	(1,667)	(3,935)	(5,887)	(3,119)

Comprehensive income (loss) attributable to common shareholders	$5,001	$(326)	$13,994	$502

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash provided by (used in):
Operating Activities
Net income	$22,322	$922
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	28,034	25,354
Write-downs, net of recoveries	1,686	13,155
Change in deferred income taxes	347	(3,133)
Stock and other non-cash compensation	11,920	12,570
Unrealized foreign currency exchange loss (gain)	473	(462)
Loss from equity-accounted investments	106	321
Loss on non-cash contribution to equity-accounted investees	199	198
Investment in film assets	(18,219)	(19,589)
Changes in other non-cash operating assets and liabilities	(214)	7,884

Net cash provided by operating activities	46,654	37,220

Investing Activities
Purchase of property, plant and equipment	(8,632)	(9,771)
Investment in joint revenue sharing equipment	(8,455)	(17,550)
Acquisition of other intangible assets	(1,705)	(2,624)
Investment in new business ventures	—	(1,500)

Net cash used in investing activities	(18,792)	(31,445)

Financing Activities
Repayment of bank indebtedness	(1,000)	(1,000)
Repurchase of common shares	(46,452)	(46,138)
Treasury stock purchased for future settlement of restricted share units	(4,636)	(5,412)
Taxes withheld and paid on employee stock awards vested	(1,279)	(187)
Settlement of restricted share units and options	(1,529)	(14,048)
Issuance of subsidiary shares to a non-controlling interest	6,696	—
Common shares issued - stock options exercised	799	14,419
Dividend paid to non-controlling shareholders	(4,623)	—
Credit facility amendment fees paid	(1,963)	—

Net cash used in financing activities	(53,987)	(52,366)

Effects of exchange rate changes on cash	442	76

Decrease in cash and cash equivalents during period	(25,683)	(46,515)
Cash and cash equivalents, beginning of period	158,725	204,759

Cash and cash equivalents, end of period	$133,042	$158,244

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

These condensed consolidated financial statements include the accounts of the Company, except for subsidiaries which the Company has identified as variable interest entities (“VIEs”) where the Company is not the primary beneficiary. The nature of the Company’s business is such that the results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all normal and recurring adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.

The Company has evaluated its various variable interests to determine whether they are VIEs as required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”).

The Company has ten film production companies that are VIEs. For five of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. The majority of these consolidated assets are held by the IMAX Original Film Fund (the “Original Film Fund”) and the IMAX Virtual Reality Fund (the “VR Fund”) as described in note 17(b). For the other five film production companies which are VIEs, the Company does not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company used the equity method of accounting for these entities. A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statements of operations.

Total assets and liabilities of the Company’s consolidated VIEs are as follows:

	June 30, 2018	December 31, 2017
Total assets	$14,756	$7,539
Total liabilities	$13,691	$7,178

Total assets and liabilities of the VIE entities which the Company does not consolidate are as follows:

	June 30, 2018	December 31, 2017
Total assets	$448	$448
Total liabilities	$373	$388

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

In 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC Topic 606”). The Company adopted 2014-09 and several associated ASUs on January 1, 2018. See note 3 for a further discussion of the Company’s adoption of ASC Topic 606, including its 2018 operating results under the new standard.

Recently Issued FASB Accounting Standard Codification Updates

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The purpose of the amendment is to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. New disclosures will include qualitative and quantitative requirements to provide additional information about the amounts recorded in the financial statements. Lessor accounting will remain largely unchanged from current guidance; however, ASU 2016-02 will provide improvements that are intended to align lessor accounting with the lessee model and with updated revenue recognition guidance. For public entities, the amendments in ASU 2016-02 are effective for interim and annual reporting periods beginning after December 15, 2018. As a lessor, the Company has a significant portion of its revenue derived from leases, including its joint revenue sharing arrangements, and while the lessor accounting model is not fundamentally different, the Company continues to evaluate the effect of the standard on this revenue stream. The Company as a lessee, has entered into several leases that under ASC 840 are considered operating leases. The Company has inventoried its leases and continues to review its arrangements to identify any implied leases. The Company’s leases are primarily facility leases with various terms remaining. The Company is in the process of determining the rates to be used to discount its future performance obligation liabilities. The Company is currently evaluating the practical expedients offered by the standard and has not yet determined whether it will elect to apply them.

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

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. Accounting standards updates that are not noted above were assessed and determined to be not applicable or not significant to the Company’s condensed consolidated financial statements for the period ended June 30, 2018.

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

The Company’s arrangements include a requirement for the provision of maintenance services over the life of the arrangement, subject to a consumer price index increase on renewal each year. Under the new standard, the Company has included the future consideration from the provision of maintenance services in the relative selling price allocation calculation at the inception of the arrangement. Under the previous recognition standard, only the first year’s extended warranty and maintenance services included as part of the upfront consideration received by the Company was included in the relative selling price allocation to determine the allocation of consideration between deliverables, while the future years maintenance services were recognized and amortized over each year’s renewal term. Except in circumstances where customers prepay the entire term’s maintenance arrangement, payments are due to the Company for the years after the extended warranty and maintenance services offered as part of the System Obligation expire. Payments upon renewal each year can be either in arrears or in advance, and can vary in frequency from monthly to annually. At June 30, 2018, $17.0 million of consideration has been deferred in relation to outstanding stand ready performance obligations related to these maintenance services. As the maintenance services are a stand ready obligation, revenue, subject to appropriate constraint, is recognized evenly over the contract term, which is consistent with past treatment. The Company does not expect a significant change in the allocation of consideration between performance obligations to arise as a result of this change. The Company’s DMR and Film Distribution revenue streams fall under the variable consideration exemption for sales- or usage-based royalties. While the Company does not hold rights to the intellectual property in the form of the DMR film content, the Company is being reimbursed for the application of its intellectual property in the form of its patented DMR processes used in the creation of new intellectual property in the form of an IMAX DMR version of film. The Company’s Film Distribution revenues are strictly from the license of its intellectual property in the form of documentary film content to which the Company holds distribution rights.

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

The Company recorded an increase to opening retained earnings of $27.2 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606, with the impact primarily related to revenue from its theater system business. The impact to revenues as a result of applying ASC Topic 606 was an increase of $0.5 million and $1.2 million for the three and six months ended June 30, 2018.

The following table presents the impacted financial statement line items in the Company’s condensed consolidated statement of operations:

	Three Months Ended
	June 30, 2018
(in thousands of U.S. dollars, except per share amounts)	Pre-adoption of ASC Topic 606	ASC Topic 606 Adjustments	As reported
Revenues	$97,833	$512	$98,345
Provision for income taxes	(3,522)	(113)	(3,635)
Net income	9,856	399	10,255
Less: net income attributable to non-controlling interests	(2,537)	(93)	(2,630)
Net income attributable to common shareholders	7,319	306	7,625
Net income per share attributable to common shareholders - basic and diluted	0.12	—	0.12

	Six Months Ended
	June 30, 2018
(in thousands of U.S. dollars, except per share amounts)	Pre-adoption of ASC Topic 606	ASC Topic 606 Adjustments	As reported
Revenues	$182,148	$1,181	$183,329
Provision for income taxes	(7,828)	(260)	(8,088)
Net income	21,401	921	22,322
Less: net income attributable to non-controlling interests	(6,031)	(161)	(6,192)
Net income attributable to common shareholders	15,370	760	16,130
Net income per share attributable to common shareholders - basic and diluted	0.24	0.01	0.25

The following table presents the impact of ASC Topic 606 on the Company’s revenues by reportable segment:

	Three Months Ended
	June 30, 2018
	Pre-adoption of ASC Topic 606	ASC Topic 606 Adjustments	As reported
Network business
IMAX DMR	$36,161	$—	$36,161
Joint revenue sharing arrangements – contingent rent(1)	25,850	(1,120)	24,730
IMAX systems – contingent rent(1)	475	(475)	—

	62,486	(1,595)	60,891

Theater business
IMAX systems
Sales and sales-type leases(2)	8,588	3,393	11,981
Ongoing fees and finance income(3)	2,828	454	3,282
Joint revenue sharing arrangements – fixed fees(4)	2,762	(1,740)	1,022
Theater system maintenance	12,335	—	12,335
Other theater	2,255	—	2,255

	28,768	2,107	30,875

New business	3,116	—	3,116

Other
Film post-production	1,087	—	1,087
Film distribution	1,273	—	1,273
Other	1,103	—	1,103

	3,463	—	3,463

Total	$97,833	$512	$98,345

	Six Months Ended
	June 30, 2018
	Pre-adoption of ASC Topic 606	ASC Topic 606 Adjustments	As reported

Network business
IMAX DMR	$63,214	$—	$63,214
Joint revenue sharing arrangements – contingent rent(1)	44,381	(1,788)	42,593
IMAX systems – contingent rent(1)	1,327	(1,327)	—

	108,922	(3,115)	105,807

Theater business
IMAX systems
Sales and sales-type leases(2)	23,498	6,620	30,118
Ongoing fees and finance income(3)	5,431	581	6,012
Joint revenue sharing arrangements – fixed fees(4)	3,927	(2,905)	1,022
Theater system maintenance	25,047	—	25,047
Other theater	3,631	—	3,631

	61,534	4,296	65,830

New business	3,723	—	3,723

Other
Film post-production	4,250	—	4,250
Film distribution	1,844	—	1,844
Other	1,875	—	1,875

	7,969	—	7,969

Total	$182,148	$1,181	$183,329

(1)	Contingent rent of $1.1 million and $1.8 million, respectively in the three and six months ended June 30, 2018, related to theater systems under hybrid sales arrangements and $0.5 million and $1.3 million, respectively in the three and six months ended June 30, 2018 related to theater systems under sales arrangements was recognized in the Company’s transition adjustment.
(2)	Variable consideration of $1.7 million and $3.3 million, respectively in the three and six months ended June 30, 2018 relating to theater systems recognized as sales or hybrid sales was recognized as part of the System Obligation in the respective period and the fixed consideration recognized for theater systems installed under hybrid sales arrangements was reclassified from Joint revenue sharing arrangement – fixed fees as hybrid sales are no longer considered part of the Joint revenue sharing arrangement segment.
(3)	Finance income of $0.5 million and $0.6 million, respectively in the three and six months ended June 30, 2018 was recognized on the future consideration related to contracts.
(4)	Fixed consideration of $1.7 million and $2.9 million, respectively in the three and six months ended June 30, 2018 related to the recognition of theater systems under hybrid sales arrangements was reclassified to Sales and sales-type leases.

Upon adoption of ASC Topic 606 the Company has evaluated its revenue streams by reportable segment and scoped out lease arrangements in accordance with the standard. The following table presents a breakdown of the Company’s revenues whereby fixed and variable consideration are subject to the new standard:

	Three Months Ended June 30, 2018
	Subject to the New Revenue Recognition Standard		Subject to the Lease Standard
	Fixed consideration	Variable consideration	Lease arrangements	Total
Network business
IMAX DMR	$—	$36,161	$—	$36,161
Joint revenue sharing arrangements – contingent rent	—	—	24,730	24,730
IMAX systems – contingent rent	—	—	—	—

	—	36,161	24,730	60,891

Theater business
IMAX systems
Sales and sales-type leases	9,874	2,107	—	11,981
Ongoing fees and finance income	3,282	—	—	3,282
Joint revenue sharing arrangements – fixed fees	1,022	—	—	1,022
Theater system maintenance	12,335	—	—	12,335
Other theater	2,255	—	—	2,255

	28,768	2,107	—	30,875

New business	2,825	291	—	3,116

Other
Film post-production	1,087	—	—	1,087
Film distribution	—	1,273	—	1,273
Other	—	1,103	—	1,103

	1,087	2,376	—	3,463

Total	$32,680	$40,935	$24,730	$98,345

	Six Months Ended June 30, 2018
	Subject to the New Revenue Recognition Standard		Subject to the Lease Standard
	Fixed consideration	Variable consideration	Lease arrangements	Total
Network business
IMAX DMR	$—	$63,214	$—	$63,214
Joint revenue sharing arrangements – contingent rent	—	—	42,593	42,593
IMAX systems – contingent rent	—	—	—	—

	—	63,214	42,593	105,807

Theater business
IMAX systems
Sales and sales-type leases	25,822	4,296	—	30,118
Ongoing fees and finance income	6,012	—	—	6,012
Joint revenue sharing arrangements – fixed fees	1,022	—	—	1,022
Theater system maintenance	25,047	—	—	25,047
Other theater	3,631	—	—	3,631

	61,534	4,296	—	65,830

New business	2,825	898	—	3,723

Other
Film post-production	4,250	—	—	4,250
Film distribution	—	1,844	—	1,844
Other	50	1,825	—	1,875

	4,300	3,669	—	7,969

Total	$68,659	$72,077	$42,593	$183,329

The following table presents the impact from the adoption of ASC Topic 606 on the Company’s assets and liabilities in the condensed consolidated balance sheet:

	Balance at		Balance at
	December 31, 2017	ASC Topic 606 Adjustments	January 1, 2018
Assets
Other Assets	$26,757	$34,384	$61,141
Deferred income taxes	30,708	(6,436)	24,272
Shareholders’ equity
Accumulated deficit	(87,592)	27,213	(60,379)
Non-controlling interests	74,511	735	75,246

The Company has not experienced any significant true-ups or downs of its transition amounts.

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

Other service revenues are recognized in Service revenues when the performance of contracted services is complete.

4. Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	June 30, 2018	December 31, 2017
Gross minimum lease payments receivable	$7,961	$8,537
Unearned finance income	(1,026)	(1,147)

Minimum lease payments receivable	6,935	7,390
Accumulated allowance for uncollectible amounts	(155)	(155)

Net investment in leases	6,780	7,235

Gross financed sales receivables	157,052	162,522
Unearned finance income	(37,237)	(39,341)

Financed sales receivables	119,815	123,181
Accumulated allowance for uncollectible amounts	(839)	(922)

Net financed sales receivables	118,976	122,259

Total financing receivables	$125,756	$129,494

Net financed sales receivables due within one year	$25,721	$25,455
Net financed sales receivables due after one year	$93,255	$96,804

As at June 30, 2018, the financed sale receivables had a weighted average effective interest rate of 8.9% (December 31, 2017 — 9.1%).

5. Inventories

	June 30, 2018	December 31, 2017
Raw materials	$25,907	$21,206
Work-in-process	4,027	2,601
Finished goods	10,771	6,981

	$40,705	$30,788

At June 30, 2018, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $4.1 million (December 31, 2017 — $4.9 million).

During the three and six months ended June 30, 2018, the Company recognized write-downs for excess and obsolete inventory based on current estimates of net realizable value considering future events and conditions of $nil and $nil, respectively (2017 — less than $0.1 million and less than $0.1 million, respectively).

6. Property, Plant and Equipment

	As at June 30, 2018
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components	$271,303	$113,578	$157,725
Camera equipment	5,757	4,220	1,537

	277,060	117,798	159,262

Assets under construction	24,435	—	24,435

Other property, plant and equipment
Land	8,203	—	8,203
Buildings	75,880	18,659	57,221
Office and production equipment	45,620	25,250	20,370
Leasehold improvements	11,044	4,406	6,638

	140,747	48,315	92,432

	$442,242	$166,113	$276,129

	As at December 31, 2017
		Accumulated	Net Book
	Cost	Depreciation	Value
Equipment leased or held for use
Theater system components	$264,259	$103,922	$160,337
Camera equipment	5,757	3,939	1,818

	270,016	107,861	162,155

Assets under construction	23,398	—	23,398

Other property, plant and equipment
Land	8,203	—	8,203
Buildings	74,478	17,364	57,114
Office and production equipment	40,442	22,164	18,278
Leasehold improvements	10,974	3,341	7,633

	134,097	42,869	91,228

	$427,511	$150,730	$276,781

The Company recognized asset impairment charges of $0.8 million in the six months ended June 30, 2018 (2017 — $0.6 million) against property, plant and equipment after an assessment of the carrying value of certain assets in light of their future expected cash flows. In 2017, the Company also recognized property, plant and equipment impairment charges of $3.7 million. No such charge was recognized in the six months ended June 30, 2018.

7. Other Intangible Assets

	As at June 30, 2018
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$12,592	$8,106	$4,486
Licenses and intellectual property	21,168	8,038	13,130
Other	20,784	7,944	12,840

	$54,544	$24,088	$30,456

	As at December 31, 2017
		Accumulated	Net Book
	Cost	Amortization	Value
Patents and trademarks	$12,184	$7,710	$4,474
Licenses and intellectual property	21,471	7,800	13,671
Other	19,529	6,463	13,066

	$53,184	$21,973	$31,211

Other intangible assets of $20.8 million are comprised mainly of the Company’s investment in an enterprise resource planning system. Fully amortized other intangible assets of $5.9 million are still in use by the Company.

During the six months ended June 30, 2018, the Company acquired $1.7 million in other intangible assets. The weighted average amortization period for these additions was 10 years.

During the three and six months ended June 30, 2018, the Company incurred costs of $0.1 million and $0.2 million, respectively to renew or extend the term of acquired other intangible assets which were recorded in selling, general and administrative expenses (2017 – less than $0.1 million and $0.1 million, respectively).

As at June 30, 2018, estimated amortization expense for each of the years ended December 31, are as follows:

2018 (six months remaining)	$2,507
2019	5,015
2020	5,015
2021	5,015
2022	5,015

8. Credit Facility and Other Financing Arrangements

Credit Facility

On June 28, 2018, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as agent, and a syndicate of lenders party thereto. The Credit Agreement expands the Company’s revolving borrowing capacity from $200.0 million to $300.0 million, and also contains an uncommitted accordion feature allowing the Company to further expand its borrowing capacity to $440.0 million or greater, depending on the mix of revolving and term loans comprising the incremental facility. The new facility (the new “Credit Facility”) matures on June 28, 2023.

Loans under the new Credit Facility will bear interest, at the Company’s option, at (i) LIBOR plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement). In no event will the LIBOR rate be less than 0.00% per annum. The additional fees incurred as part of the new Credit Facility were $2.0 million.

The Credit Agreement requires that the Company maintain a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.25:1. In addition, the Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit indebtedness, liens, capital expenditures, asset sales, investments and restricted payments, in each case subject to negotiated exceptions and baskets. The Credit Agreement also contains representations, warranties and event of default provisions customary for a transaction of this type.

The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s subsidiaries (the “Guarantors”), and are secured by first-priority security interests in substantially all of the assets of the Company and the Guarantors.

The Company was in compliance with all of its requirements at June 30, 2018.

Total amounts drawn and available under the Credit Facility at June 30, 2018 were $nil and $300.0 million, respectively (December 31, 2017 — $nil and $200.0 million, respectively). Subsequent to June 30, 2018, the Company borrowed $30.0 million under the Credit Facility to fully repay the Playa Vista Loan, referred to below, as well as fund working capital requirements.

As at June 30, 2018, the Company did not have any advance payment guarantees outstanding (December 31, 2017 — $nil), under the Credit Facility.

Working Capital Loan

Subsequent to June 30, 2018, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), the Company’s majority-owned subsidiary in China, entered into an unsecured revolving facility for up to RMB 200.0 million (approximately USD $30.0 million) to fund ongoing working capital requirements.

Playa Vista Financing

In 2014, IMAX PV Development Inc., a wholly-owned subsidiary of the Company (“PV Borrower”), entered into a loan agreement with Wells Fargo to principally fund the costs of development and construction of the Company’s new West Coast headquarters, located in the Playa Vista neighborhood of Los Angeles, California (the “Playa Vista Loan”).

At inception, the Playa Vista Loan was fully drawn at $30.0 million and bore interest at a variable rate per annum equal to 2.0% above the 30-day LIBOR rate. The Playa Vista Loan was to be fully due and payable on October 19, 2025 (the “Maturity Date”), and could be prepaid at any time without premium, but with all accrued interest and other applicable payments.

As at June 30, 2018, bank indebtedness includes the following:

	June 30,	December 31,
	2018	2017
Playa Vista Loan	$24,667	$25,667
Deferred charges on debt financing	(290)	(310)

	$24,377	$25,357

Total amounts drawn under the loan at June 30, 2018 was $24.7 million (December 31, 2017 — $25.7 million). The effective interest rate for the three and six months ended June 30, 2018 was 4.02% and 3.86%, respectively (2017 — 3.08% and 2.97%, respectively).

Subsequent to June 30, 2018, the Company extinguished the Playa Vista Loan in its entirety by borrowing under its Credit Facility.

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The settlement risk on its foreign currency forward contracts was $0.6 million at June 30, 2018, as the notional value exceeded the fair value of the forward contracts. As at June 30, 2018, the Company has $43.4 million in notional value of such arrangements outstanding.

Bank of Montreal Facility

As at June 30, 2018, the Company has available a $10.0 million facility (December 31, 2017 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by Export Development Canada (the “Bank of Montreal Facility”). As at June 30, 2018, the Company has outstanding letters of credit and advance payment guarantees outstanding of $0.1 million (December 31, 2017 — $nil), under the Bank of Montreal Facility.

9. Commitments, Contingencies and Guarantees

Commitments

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancellable payment obligations, for which it is liable in future periods. These arrangements can include terms binding the Company to minimum payments and/or penalties if it terminates the agreement for any reason other than an event of default as described by the agreement.

The Company has a minimum commitment of $2.7 million toward the development, production, post-production and marketing related to certain film and new content initiatives. As of June 30, 2018, the Company has spent $2.7 million, and does not expect to spend any additional funds during the remainder of the year.

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

(a) On May 15, 2006, the Company initiated arbitration against Three-Dimensional Media Group, Ltd. (“3DMG”) before the International Centre for Dispute Resolution in New York (the “ICDR”), alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. The proceeding was suspended on May 4, 2009 due to failure of 3DMG to pay fees associated with the proceeding. The proceeding was further suspended on October 11, 2010 pending resolution of re-examination proceedings involving one of 3DMG’s patents. Following a status conference on April 27, 2016 before the ICDR, the ICDR granted 3DMG leave to amend its answer and counterclaims, and subsequently lifted the stay in this matter. In its amended counterclaims, 3DMG sought damages for alleged unpaid royalties, damages and other fees under the license and consulting agreements, and the Panel also permitted 3DMG to advance new damage theories. The ICDR held a final hearing in July and October 2017, the parties submitted final, post-hearing briefs in December 2017, and the ICDR held closing oral arguments in March 2018. On July 11, 2018, the ICDR issued a Partial Final Award that found for 3DMG on certain claims and for the Company on other claims. As part of the Partial Final

Award, the ICDR awarded damages in favor of 3DMG in the amount of $8.8 million, which is inclusive of approximately $1.8 million in pre-award interest. The ICDR also set a schedule for briefing by the parties on the only claim remaining in the arbitration, which is the possible shifting of attorney fees and expenses. A charge of $7.5 million was recorded in the period to the Legal arbitration award financial statement line item, reflecting current expectations of final settlement of the matter.

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

(c) In March 2013, IMAX (Shanghai), received notice from the Shanghai office of the General Administration of Customs (“Customs Authority”) that it had been selected for a customs audit (the “Audit”). In the course of the Audit, the Customs Authority discovered the underpayment by IMAX Shanghai of the freight and insurance portion of the customs duties and taxes applicable to the importation of certain IMAX theater systems during the period from October 2011 through March 2013. Though IMAX Shanghai’s importation agent accepted responsibility for the error giving rise to the underpayment, the matter was transferred first to the Anti-Smuggling Bureau (the “ASB”) of the Customs Authority and then to the Third Division of Shanghai People’s Procuratorate for further review. During the year ended December 31, 2017, at the request of the ASB, IMAX Shanghai paid approximately $0.15 million to the ASB to satisfy the amount owing as a result of the underpayment. Given that the amount of the underpayment exceeds RMB 200,000 (the applicable ASB threshold), the Company has been advised that the matter may be treated as a criminal rather than as an administrative matter. During the year ended December 31, 2017, IMAX Shanghai recorded an estimate of $0.3 million in respect of fines that it believes are likely to result from the matter. IMAX Shanghai has been advised that the range of potential penalties is between three and five times the underpayment depending on whether the matter is assessed as criminal or administrative; however, the actual amount of any fines or other penalties remains unknown and the Company cautions that these actual fines or other penalties maybe be greater or less than the amount accrued or the expected range.

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

Product Warranties

The Company’s accrual for product warranties, that was recorded as part of accrued and other liabilities in the condensed consolidated balance sheets was $0.2 million and $0.1 million at June 30, 2018 and December 31, 2017, respectively.

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheets as at June 30, 2018 and December 31, 2017, with respect to this indemnity.

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

10. Condensed Consolidated Statements of Operations Supplemental Information

(a) Selling Expenses

The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs and direct advertising and marketing, included in costs and expenses applicable to Revenues – Equipment and product sales, totaled $0.5 million and $1.2 million for the three and six months ended June 30, 2018 (2017 — $0.8 million and $1.1 million, respectively).

Film exploitation costs, including advertising and marketing, totaled $7.3 million and $12.6 million for the three and six months ended June 30, 2018 (2017 — $4.1 million and $6.6 million, respectively), and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to Revenues – Rentals in the month they are earned. These costs totaled $0.5 million and $0.6 million for the three and six months ended June 30, 2018 (2017 — $0.4 million and $0.5 million, respectively). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to Revenues – Rentals as incurred. These costs totaled an expense of $0.6 million and $0.7 million for the three and six months ended June 30, 2018 (2017 — $0.4 million and $0.7 million, respectively).

(b) Foreign Exchange

Included in selling, general and administrative expenses for the three and six months ended June 30, 2018 is a loss of $1.0 million and a loss of $1.1 million, respectively (2017 — gain of $0.2 million and gain of $0.2 million, respectively), for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities. See note 16(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 39 exhibitors for a total of 1,192 theater systems, of which 738 theaters were operating as at June 30, 2018, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 3.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Revenue—Equipment and product sales and Rentals and for the three and six months ended June 30, 2018 amounted to $25.7 million and $43.6 million, respectively (2017 — $20.3 million and $36.0 million, respectively).

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

For the six months ended June 30, 2018, the majority of IMAX DMR revenue was earned from the exhibition of 33 IMAX DMR films (2017 – 33) throughout the IMAX theater network.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three and six months ended June 30, 2018 amounted to $36.1 million and $63.2 million, respectively (2017 — $27.8 million and $51.2 million, respectively).

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

As at June 30, 2018, the Company has two significant co-produced film arrangements which represent the VIE total assets balance of $14.8 million and liabilities balance of $13.7 million and three other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) of the Company’s 2017 Form 10-K, and in note 3.

For the three and six months ended June 30, 2018, amounts totaling a recovery of less than $0.1 million and expense of $0.2 million, respectively (2017 — expense of $0.2 million and $0.7 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to Revenues – Services.

As at June 30, 2018, the Company is participating in one significant co-produced television arrangement. This arrangement is not a VIE.

For the three and six months ended June 30, 2018, revenues of less than $0.1 million and $0.4 million, respectively (2017 — $nil and $nil, respectively) and costs and expenses applicable to revenues of less than $0.1 million and $0.5 million, respectively (2017 — $0.8 million and $0.8 million, respectively) attributable to this collaborative arrangement have been recorded in Revenue – Services and Costs and expenses applicable to Revenues – Services, respectively.

11. Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Six Months Ended
	June 30,
	2018	2017
Decrease (increase) in:
Accounts receivable	$16,212	$(1,881)
Financing receivables	3,192	3,065
Inventories	(9,916)	810
Prepaid expenses	(1,852)	(2,829)
Other assets	(444)	(191)
Increase (decrease) in:
Accounts payable	(9,161)	1,816
Accrued and other liabilities	4,709	(16,267)
Deferred revenue	(2,954)	23,361

	$(214)	$7,884

(b) Cash payments made on account of:

	Six Months Ended
	June 30,
	2018	2017
Income taxes	$8,224	$13,625

Interest	$561	$395

(c) Depreciation and amortization are comprised of the following:

	Six Months Ended
	June 30,
	2018	2017
Film assets	$8,053	$8,347
Property, plant and equipment
Joint revenue sharing arrangements	10,040	8,596
Other property, plant and equipment	6,376	5,674
Other intangible assets	2,398	2,030
Other assets	612	446
Deferred financing costs	555	261

	$28,034	$25,354

(d) Write-downs, net of recoveries, are comprised of the following:

	Six Months Ended
	June 30,
	2018	2017
Accounts receivable	$706	$2,164
Property, plant and equipment (1)(3)	506	4,273
Joint revenue sharing arrangements (1)	336	—
Financing receivables	100	186
Other intangible assets	38	—
Film assets (2)(3)	—	4,963
Other assets (3)	—	1,522
Inventories	—	47

	$1,686	$13,155

(1)	The Company recognized asset impairment charges of $0.8 million (2017 — $0.6 million) against property, plant and equipment after an assessment of the carrying value of certain assets in light of their future expected cash flows.
(2)	The Company reviewed the carrying value of certain documentary film assets as a result of lower than expected revenue being generated during the period and revised expectations for future revenues based on the latest information available. In the six months ended June 30, 2017, an impairment of $4.6 million was recorded based on the carrying value of these documentary films as compared to the related estimated future box office and revenues that would ultimately be generated by these films. No such impairment was recognized in the six months ended June 30, 2018.
(3)	In 2017, as a result of the Company’s restructuring activities, certain long-lived assets were deemed to be impaired as the Company’s exit from certain activities limited the future revenue associated with these assets. The Company recognized film impairment charges of $0.3 million, property, plant and equipment charges of $3.7 million and other asset charges of $1.5 million. See note 18 for additional details.

(e) Significant non-cash investing and financing activities are comprised of the following:

	Six Months Ended
	June 30,
	2018	2017
Net accruals related to:
Purchases of property, plant and equipment	$500	$1,293
Investment in joint revenue sharing arrangements	(20)	(4,612)
Acquisition of other intangible assets	(23)	74

	$457	$(3,245)

12. Income Taxes

(a) Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. During the quarter ended June 30, 2018, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings.

As at June 30, 2018, the Company had net deferred income tax assets after valuation allowance of $24.4 million (December 31, 2017 — $30.7 million), which consists of a gross deferred income tax asset of $24.6 million (December 31, 2017 — $30.9 million), against which the Company is carrying a $0.2 million valuation allowance (December 31, 2017 — $0.2 million).

For the quarter ended June 30, 2018, the Company recorded a provision for income taxes of $3.6 million. Included in the provision for income taxes was $0.4 million related to its provision for uncertain tax positions and a $0.5 million provision related to stock-based compensation costs recognized in the period as the tax deduction was less than the cumulative book expense recorded.

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

In addition, the Tax Act also included a number of other changes. The Company continues to monitor the impact of the Tax Act during the measurement period, which can range up to one-year, due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Act. No further changes have been reported as of June 30, 2018.

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

Cash held outside of North America as at June 30, 2018 was $121.3 million (December 31, 2017 — $119.4 million), of which $44.7 million was held in the People’s Republic of China (“PRC”) (December 31, 2017 — $32.6 million). The Company’s intent is to permanently reinvest these amounts outside of Canada and the Company does not currently anticipate that it will need funds generated from foreign operations to fund North American operations. In the event funds from foreign operations are needed to fund operations in North America and if withholding taxes have not already been previously provided, the Company would be required to accrue and pay these additional withholding tax amounts on repatriation of funds from China to Canada. The Company currently estimates this amount to be $8.2 million.

(b) Income Tax Effect on Other Comprehensive Income (Loss)

The income tax benefit (expense) included in the Company’s other comprehensive income (loss) are related to the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Unrealized change in cash flow hedging instruments	$178	$26	$441	$(56)
Realized change in cash flow hedging instruments upon settlement	29	(201)	87	(276)

	$207	$(175)	$528	$(332)

13. Capital Stock

(a) Stock-Based Compensation

Compensation costs recorded in the condensed consolidated statements of operations for the Company’s stock-based compensation plans were $6.8 million and $11.6 million for the three and six months ended June 30, 2018, respectively (2017 — $6.9 million and $12.1 million, respectively). The following reflects the stock-based compensation expense recorded to the respective financial statement line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost and expenses applicable to revenues	$398	$382	$732	$740
Selling, general and administrative expenses	6,242	6,236	10,659	10,998
Research and development	116	171	212	315
Exit costs, restructuring charges and associated impairments	—	73	(19)	73

	$6,756	$6,862	$11,584	$12,126

The following reflects a breakdown of the Company’s stock-based compensation expense by each plan type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$1,361	$1,012	$2,750	$2,366
Restricted Share Units	4,805	5,096	8,020	8,482
China Long Term Incentive Plan Restricted Share Units	537	244	720	412
China Options	53	381	94	631
China Cash Settled Share-Based Payments	—	129	—	235

	$6,756	$6,862	$11,584	$12,126

Stock Option Summary

The following table summarizes certain information in respect of option activity under the Company’s Stock Option Plan (“SOP”) and IMAX Amended and Restated Long Term Incentive Plan (“IMAX LTIP”) for the six months ended June 30:

			Weighted Average Exercise
	Number of Shares		Price Per Share
	2018	2017	2018	2017
Options outstanding, beginning of period	5,082,100	5,190,542	$29.31	$28.35
Granted	878,629	679,030	22.06	32.16
Exercised	—	(658,341)	—	21.90
Forfeited	(147,307)	(40,336)	30.77	32.01
Expired	(470,752)	(22,269)	31.77	37.08

Options outstanding, end of period	5,342,670	5,148,626	27.86	29.61

Options exercisable, end of period	3,708,881	3,895,973	28.68	28.87

Restricted Share Units (“RSU”) Summary

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP for the six months ended June 30:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2018	2017	2018	2017
RSUs outstanding, beginning of period	995,329	1,124,180	$32.68	$33.01
Granted	591,296	420,467	20.92	31.62
Vested and settled	(335,308)	(252,567)	31.02	30.06
Forfeited	(53,029)	(49,047)	31.33	32.14

RSUs outstanding, end of period	1,198,288	1,243,033	27.40	33.16

Issuer Purchases of Equity Securities

In 2017, the Company‘s Board of Directors approved a new $200.0 million share repurchase program for shares of the Company’s common stock. The share repurchase program expires on June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the three and six months ended June 30, 2018, the Company repurchased 1,500,465 and 2,154,689 common shares, respectively (2017 – 1,736,150 and 1,736,150, respectively) at an average price of $22.01 and $21.54 per share, respectively (2017 – $26.57 and $26.57 per share, respectively).

The total number of shares purchased during the three and six months ended June 30, 2018 does not include any shares purchased in the administration of employee share-based compensation plans (which amounted to nil and 300,000, respectively (2017 — 235,412 and 604,036, respectively) common shares, at an average price of $nil and $20.55 per share, respectively (2017 — $31.96 and $32.32 per share, respectively)).

(b) Net Income (Loss) Per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Net income (loss) applicable to common shareholders	$7,625	$(1,712)	$16,130	$(1,637)

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	63,956	66,573	64,696	66,160
Weighted average number of shares repurchased, net of shares issued, during the period	(642)	(780)	(765)	(84)

Weighted average number of shares used in computing basic income per share	63,314	65,793	63,931	66,076
Assumed exercise of stock options and RSUs, net of shares assumed repurchased	112	199	75	472

Weighted average number of shares used in computing diluted income per share	63,426	65,992	64,006	66,548

The calculation of diluted earnings per share for the three and six months ended June 30, 2018 excludes 5,696,638 and 5,810,623 shares, respectively (2017 — 4,533,449 and 2,984,596 shares, respectively) that are issuable upon the vesting of 442,331 and 556,316 RSUs, respectively (2017 — 746,739 and 513,977 RSUs, respectively) and the exercise of 5,254,307 and 5,254,307 stock options, respectively (2017 — 3,786,710 and 2,470,619 stock options, respectively), as the impact would be antidilutive.

(c) Shareholders’ Equity Attributable to Common Shareholders

The following summarizes the movement of Shareholders’ Equity attributable to common shareholders for the six months ended June 30, 2018:

Balance as at December 31, 2017	$527,746
Adjustments to capital stock:
Average carrying value of repurchased and retired common shares	(14,794)
Share held in treasury	497
Adjustments to other equity:
Employee stock options granted	2,843
RSUs granted	8,740
RSUs vested	(7,915)
Cash received from the issuance of common shares in excess of par value	799
Adjustments to accumulated deficit:
Net income attributable to common shareholders	16,130
Adoption of ASC Topic 606, Revenue from Contracts with Customers	27,213
Common shares repurchased and retired	(31,659)
Adjustments to accumulated other comprehensive loss:
Unrealized net loss from cash flow hedging instruments	(1,686)
Realization of cash flow hedging net gain upon settlement	(332)
Foreign currency translation adjustments	(646)
Tax effect of movement in other comprehensive loss	528

Balance as at June 30, 2018	$527,464

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

The Company’s reportable segments are organized under four primary groups identified by nature of product sold or service provided: (1) Network Business, representing variable revenue generated by box office results and which includes the reportable segment of IMAX DMR and contingent rent from the joint revenue sharing arrangements and IMAX systems segments (effective January 1, 2018, the Company no longer includes hybrid joint revenue sharing arrangements, which take the form of a sale, in the joint revenue sharing arrangement reportable segment. These arrangements are now reflected under the IMAX systems segment of Theater Business); (2) Theater Business, representing revenue generated by the sale and installation of theater systems and maintenance services, primarily related to the IMAX Systems and Theater System Maintenance reportable segments, and also includes hybrid (fixed and contingent) revenues and upfront installation costs from sales arrangements previously reported in the joint revenue sharing arrangements segment and after-market sales of projection system parts and 3D glasses from the other segment; (3) New Business, which includes content licensing and distribution fees associated with the Company’s original content investments, virtual reality initiatives, and other business initiatives that are in the development and/or start-up phase, and (4) Other; which includes the film post-production and distribution segments and certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items from the other segment. The Company is presenting information at a disaggregated level to provide more relevant information to readers, as permitted by the standard. On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, and all the related amendments on a prospective basis, refer to note 3 for additional information. In addition, refer to Item 2 of the Company’s Form 10-Q for additional information regarding the four primary groups mentioned above.

Transactions between the film production IMAX DMR segment and the film post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue(1)
Network business
IMAX DMR	$36,161	$27,757	$63,214	$51,166
Joint revenue sharing arrangements – contingent rent(2)	24,730	18,896	42,593	34,130
IMAX systems – contingent rent(2)	—	790	—	1,478

	60,891	47,443	105,807	86,774

Theater business
IMAX systems(2)	15,263	18,738	36,130	28,265
Joint revenue sharing arrangements – fixed fees(2)	1,022	1,408	1,022	1,878
Theater system maintenance	12,335	10,904	25,047	21,949
Other theater	2,255	1,699	3,631	3,864

	30,875	32,749	65,830	55,956

New business	3,116	1,311	3,723	2,591

Other
Film post-production	1,087	4,149	4,250	7,220
Film distribution	1,273	938	1,844	1,450
Other	1,103	1,168	1,875	2,423

	3,463	6,255	7,969	11,093

Total	$98,345	$87,758	$183,329	$156,414

Gross Margin
Network business
IMAX DMR(3)	$24,280	$16,998	$43,063	$34,466
Joint revenue sharing arrangements – contingent rent(2)(3)	18,621	13,668	31,362	23,920
IMAX systems – contingent rent(2)	—	790	—	1,478

	42,901	31,456	74,425	59,864

Theater business
IMAX systems(2)(3)	10,133	12,263	24,425	18,004
Joint revenue sharing arrangements – fixed fees(2)(3)	246	176	246	264
Theater system maintenance	5,088	4,434	11,292	8,683
Other theater	563	405	517	834

	16,030	17,278	36,480	27,785

New business	1,906	(1,183)	436	(1,520)

Other
Film post-production	(150)	2,425	1,535	3,525
Film distribution(3)	(237)	(427)	(1,476)	(4,190)
Other	(46)	(90)	(304)	(234)

	(433)	1,908	(245)	(899)

Total	$60,404	$49,459	$111,096	$85,230

(1)	The Company’s largest customer represented 18.7% and 18.0% of total revenues for the three and six months ended June 30, 2018, respectively (2017 —15.1% and 15.8%, respectively).
(2)	On January 1, 2018, the Company adopted ASC Topic 606, utilizing the modified retrospective transition method with a cumulative catch-up adjustment. The Company is applying the new revenue standard only to contracts not completed as of the date of initial application, referred to as open contracts. All system sales and maintenance contracts with the existing network of IMAX theaters and the backlog of sales contracts make up a significant majority of the Company’s open contracts at any point in time. DMR arrangements where the film continues to be shown by the Company’s exhibitor partners, film distribution arrangements with remaining terms, aftermarket sales orders that have been received but for which control of the assets has not yet transferred to the customer are all also considered open contracts. Refer to note 3 for additional information.
(3)	IMAX DMR segment margins include marketing costs of $6.5 million and $10.6 million for the three and six months ended June 30, 2018, respectively (2017 — $4.7 million and $7.3 million, respectively). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $1.0 million and $1.2 million for the three and six months ended June 30, 2018, respectively (2017 — $0.8 million and $1.2 million, respectively). IMAX systems segment margins include marketing and commission costs of $0.5 million and $1.2 million for the three and six months ended June 30, 2018, respectively (2017 — $0.8 million and $1.1 million, respectively). Film distribution segment margins include marketing expense of $0.8 million and $2.0 million for the three and six months ended June 30, 2018, respectively (2017 — a recovery of $0.6 million and a recovery of $0.7 million, respectively).

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
United States	$38,081	$26,511	$65,713	$51,706
Greater China	23,341	32,982	51,487	51,572
Asia (excluding Greater China)	11,371	7,514	20,601	15,944
Western Europe	9,050	6,942	19,312	12,756
Latin America	4,856	3,780	6,335	5,434
Canada	3,444	3,030	6,010	6,313
Russia & the CIS	2,346	2,471	4,336	5,654
Rest of the World	5,856	4,528	9,535	7,035

Total	$98,345	$87,758	$183,329	$156,414

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) classifications comprises more than 10% of the total revenue.

15. Employee’s Pension and Postretirement Benefits

(a) Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan (the “SERP”) covering Richard L. Gelfond, CEO of the Company.

The following table provides disclosure of the pension obligation for the SERP:

	June 30,	December 31,
	2018	2017
Projected benefit obligation:
Obligation, beginning of period	$19,003	$19,580
Interest cost	211	427
Actuarial gain	—	(1,004)

Obligation, end of period and unfunded status	$19,214	$19,003

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest cost	$105	$107	$211	$213

Pension expense	$105	$107	$211	$213

No contributions are expected to be made for the SERP during the remainder of 2018. The Company expects interest costs of $0.2 million to be recognized as a component of net periodic benefit cost during the remainder of 2018.

The accumulated benefit obligation for the SERP was $19.2 million at June 30, 2018 (December 31, 2017 — $19.0 million).

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next 5 years, and in the aggregate:

2018 (six months remaining)	$—
2019	—
2020	20,076
2021	—
2022	—
Thereafter	—

$20,076

The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2019), although Mr. Gelfond has not informed the Company that he intends to retire at that time.

(b) Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and six months ended June 30, 2018, the Company contributed and expensed an aggregate of $0.3 million and $0.6 million, respectively (2017 — $0.3 million and $0.6 million, respectively) to its Canadian defined contribution plan and an aggregate of $0.1 million and $0.3 million, respectively (2017 — $0.2 million and $0.4 million, respectively) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

(c) Postretirement Benefits—Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at June 30, 2018 is $0.7 million (December 31, 2017 — $0.7 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and six months ended June 30, 2018, respectively (2017 — less than $0.1 million and less than $0.1 million, respectively).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2018 (six months remaining)	$24
2019	26
2020	33
2021	37
2022	40
Thereafter	550

Total	$710

(d) Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees upon meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. The postretirement benefits obligation as at June 30, 2018 is $1.6 million (December 31, 2017 — $1.7 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and six months ended June 30, 2018, respectively (2017 — less than $0.1 million and less than $0.1 million, respectively).

The following benefit payments are expected to be made as per the current plan assumptions in each of the next 5 years:

2018 (six months remaining)	$89
2019	107
2020	84
2021	109
2022	97
Thereafter	1,130

Total	$1,616

(e) Deferred Compensation Retirement Plan

The Company maintains a deferred compensation plan (“the Retirement Plan”) covering Greg Foster, CEO of IMAX Entertainment and Senior Executive Vice President of the Company. The Company has agreed to make a total contribution of $3.2 million pursuant to a schedule set forth in Mr. Foster’s employment agreement. The Retirement Plan is subject to a vesting schedule based on continued employment with the Company, and will vest in 25% increments on July 2 of 2019, 2022, 2025 and 2027, but will vest in full if Mr. Foster’s employment terminates under specified circumstances, including if the Company terminates his employment without cause, if he resigns for good reason, or if the Company does not offer to renew Mr. Foster’s employment on terms substantially similar to those set forth in his current employment agreement and, as a result, Mr. Foster incurs a separation from service. As at June 30, 2018, the Company had an unfunded benefit obligation recorded of $1.3 million (December 31, 2017 — $1.0 million). The Company recognized an expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively (2017 – recovery of $0.1 million and an expense of $0.1 million, respectively).

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

(b) Fair Value Measurements

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at June 30, 2018		As at December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Level 1
Cash and cash equivalents(1)	$133,042	$133,042	$158,725	$158,725
Level 2
Net financed sales receivable(2)	$118,976	$118,923	$122,259	$122,918
Net investment in sales-type leases (2)	6,780	6,842	7,235	7,409
Convertible loan receivable(2)	1,500	1,500	1,500	1,500
Equity securities(3)	2,014	2,014	2,016	2,016
Foreign exchange contracts — designated forwards(3)	(593)	(593)	1,425	1,425
Borrowings under the Playa Vista Loan(1)	(24,667)	(24,667)	(25,667)	(25,667)

(1)	Recorded at cost, which approximates fair value.
(2)	Estimated based on discounting future cash flows at currently available interest rates with comparable terms.
(3)	Value determined using quoted prices in active markets.

There were no significant transfers between Level 1 and Level 2 during the three and six months ended June 30, 2018 or 2017. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers in or out of the Company’s level 3 assets during the three and six months ended June 30, 2018.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at June 30, 2018			As at December 31, 2017
	Minimum	Financed		Minimum	Financed
	Lease	Sales		Lease	Sales
	Payments	Receivables	Total	Payments	Receivables	Total
In good standing	$5,746	$115,399	$121,145	$6,265	$118,060	$124,325
Credit Watch	584	3,112	3,696	568	2,926	3,494
Pre-approved transactions	605	423	1,028	557	1,003	1,560
Transactions suspended	—	881	881	—	1,192	1,192

	$6,935	$119,815	$126,750	$7,390	$123,181	$130,571

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at June 30, 2018		As at December 31, 2017
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance
Net investment in leases	$—	$—	$—	$—
Net financed sales receivables	881	(739)	1,192	(922)

Total	$881	$(739)	$1,192	$(922)

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

The Company’s aged financing receivables are as follows:

	As at June 30, 2018
					Related			Recorded
	Accrued			Billed	Unbilled	Total		Investment
	and			Financing	Recorded	Recorded	Related	Net of
	Current	30-89 Days	90+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$154	$57	$423	$634	$6,301	$6,935	$(155)	$6,780
Net financed sales receivables	2,822	1,600	4,039	8,461	111,354	119,815	(839)	118,976

Total	$2,976	$1,657	$4,462	$9,095	$117,655	$126,750	$(994)	$125,756

	As at December 31, 2017
					Related			Recorded
	Accrued			Billed	Unbilled	Total		Investment
	and			Financing	Recorded	Recorded	Related	Net of
	Current	30-89 Days	90+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$103	$74	$376	$553	$6,837	$7,390	$(155)	$7,235
Net financed sales receivables	3,285	1,399	3,763	8,447	114,734	123,181	(922)	122,259

Total	$3,388	$1,473	$4,139	$9,000	$121,571	$130,571	$(1,077)	$129,494

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at June 30, 2018
					Related		Recorded
	Accrued			Billed	Unbilled		Investment
	and			Financing	Recorded	Related	Past Due
	Current	30-89 Days	90+ Days	Receivables	Investment	Allowance	and Accruing
Net investment in leases	$37	$41	$423	$501	$1,262	$—	$1,763
Net financed sales receivables	729	894	3,942	5,565	25,455	—	31,020

Total	$766	$935	$4,365	$6,066	$26,717	$—	$32,783

	As at December 31, 2017
					Related		Recorded
	Accrued			Billed	Unbilled		Investment
	and			Financing	Recorded	Related	Past Due
	Current	30-89 Days	90+ Days	Receivables	Investment	Allowance	and Accruing
Net investment in leases	$68	$70	$376	$514	$2,287	$—	$2,801
Net financed sales receivables	1,165	743	3,363	5,271	27,430	—	32,701

Total	$1,233	$813	$3,739	$5,785	$29,717	$—	$35,502

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

For the Three Months Ended June 30, 2018
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
With an allowance recorded:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	869	12	(739)	930	—
With no related allowance recorded:
Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—
Total:

Net investment in leases	$—	$—	$—	$—	$—

Net financed sales receivables	$869	$12	$(739)	$930	$—

For the Three Months Ended June 30, 2017
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
With an allowance recorded:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	427	—	(427)	463	—
With no related allowance recorded:
Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—
Total:

Net investment in leases	$—	$—	$—	$—	$—

Net financed sales receivables	$427	$—	$(427)	$463	$—

For the Six Months Ended June 30, 2018
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
Recorded investment for which there is a related allowance:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	869	12	(739)	991	—
Recorded investment for which there is no related allowance:
Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:

Net investment in leases	$—	$—	$—	$—	$—

Net financed sales receivables	$869	$12	$(739)	$991	$—

For the Six Months Ended June 30, 2017
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
Recorded investment for which there is a related allowance:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	427	—	(427)	494	—
Recorded investment for which there is no related allowance:
Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:

Net investment in leases	$—	$—	$—	$—	$—

Net financed sales receivables	$427	$—	$(427)	$494	$—

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables are as follows:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Net Investment	Net Financed	Net Investment	Net Financed
	in Leases	Sales Receivables	in Leases	Sales Receivables
Allowance for credit losses:
Beginning balance	$155	$922	$155	$922
Charge-offs	—	(183)	—	(183)
Recoveries	—	—	—	—
Provision	—	100	—	100

Ending balance	$155	$839	$155	$839

Ending balance: individually evaluated for impairment	$155	$839	$155	$839

Financing receivables:
Ending balance: individually evaluated for impairment	$6,935	$119,815	$6,935	$119,815

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Net Investment	Net Financed	Net Investment	Net Financed
	in Leases	Sales Receivables	in Leases	Sales Receivables
Allowance for credit losses:
Beginning balance	$672	$494	$672	$494
Charge-offs	(351)	(67)	(351)	(67)
Recoveries	—	—	—	—
Provision	—	—	—	—

Ending balance	$321	$427	$321	$427

Ending balance: individually evaluated for impairment	$321	$427	$321	$427

Financing receivables:
Ending balance: individually evaluated for impairment	$6,698	$113,329	$6,698	$113,329

(d) Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates. A majority portion of the Company’s revenues is denominated in U.S. dollars while a substantial portion of its costs and expenses is denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In China and Japan, the Company has ongoing operating expenses related to its operations in Chinese Renminbi and Japanese yen, respectively. Net cash flows are converted to and from U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Chinese Renminbi, Japanese yen, Canadian dollars and Euros which are converted to U.S. dollars through the spot market. In addition, because IMAX films generate box office in 79 different countries, unfavourable exchange rates between applicable local currencies, and the U.S. dollar affect the Company’s reported gross box-office and revenues, further impacting the Company’s results of operations. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at June 30, 2018 (the “Foreign Currency Hedges”), with settlement dates throughout 2018 and 2019. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statements of operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. For foreign currency cash flow hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statements of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statements of operations. The Company currently does not hold any derivatives which are not designated as hedging instruments.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value of foreign exchange contracts:

	June 30,	December 31,
	2018	2017
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$43,440	$35,170

Fair value of derivatives in foreign exchange contracts:

		June 30,	December 31,
	Balance Sheet Location	2018	2017
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$149	$1,447
	Accrued and other liabilities	(742)	(22)

		$(593)	$1,425

Derivatives in Foreign Currency Hedging relationships are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Foreign exchange contracts — Forwards	Derivative (Loss) Gain Recognized in OCI (Effective Portion)	$(679)	$772	$(1,686)	$1,085

	Location of Derivative Gain
	(Loss) Reclassified from AOCI	Three Months Ended June 30,		Six Months Ended June 30,
	into Income (Effective Portion)	2018	2017	2018	2017
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$112	$101	$332	$(184)

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Foreign exchange contracts — Forwards	Derivative Gain (Loss) Recognized In and Out of OCI (Effective Portion)	$—	$(33)	$46	$(80)

The Company’s estimated net amount of the existing losses as at June 30, 2018 is $0.2 million, which is expected to be reclassified to earnings within the next twelve months.

(e) Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 or FASB ASC 320, as appropriate.

As at June 30, 2018, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2017 — $nil). The Company’s accumulated losses in excess of its equity investment were $2.2 million as at June 30, 2018, and are classified in Accrued and other liabilities. For the three months ended June 30, 2018, gross revenues, cost of revenue and net loss for the Company’s investment was $1.0 million, $0.8 million and $0.4 million, respectively (2017 — $0.2 million, $0.9 million and $0.7 million, respectively). For the six months ended June 30, 2018, gross revenues, cost of revenue and net loss for the Company’s investment was $1.5 million, $1.7 million and $1.0 million, respectively (2017 — $0.5 million, $1.8 million and $1.4 million, respectively) The Company has determined it is not the primary beneficiary of this VIE, and therefore this entity has not been consolidated. In a prior year, the Company issued a convertible loan of $1.5 million to this entity with a term of 3 years with an annual effective interest rate of 5.0%. The instrument is classified as an available-for-sale investment due to certain features that allow for conversion to common stock in the entity in the event of certain triggers occurring.

In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meet the criteria for classification as a debt security under the FASB ASC 320 and is recorded at a fair value of $nil at June 30, 2018 (December 31, 2017 — $nil). This investment was classified as an equity investment.

Furthermore, the Company has an investment of $1.0 million (December 31, 2017 — $1.0 million) in the shares of an exchange traded fund. This investment is also classified as an equity investment.

As at June 30, 2018, the Company held investments with a total value of $3.5 million in the preferred shares of enterprises which meet the criteria for classification as an equity security under FASB ASC 325, carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million at June 30, 2018 (December 31, 2017 — $1.0 million).

The total carrying value of investments in new business ventures at June 30, 2018 is $3.5 million (December 31, 2017 — $3.5 million) and is recorded in Other assets.

17. Non-Controlling Interests

(a) IMAX China Non-Controlling Interest

The Company indirectly owns approximately 67.93% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China remains a consolidated subsidiary of the Company.

The following summarizes the movement of the non-controlling interest in shareholders’ equity, in the Company’s subsidiary for the six months ended June 30, 2018:

Balance as at December 31, 2017	$74,511
Retained earnings impact resulting from the adoption of ASC Topic 606, Revenue from Contracts with Customers	735
Net income	6,663
Other comprehensive loss	(305)
Dividends paid to non-controlling shareholders	(4,623)

Balance as at June 30, 2018	$76,981

(b) Other Non-Controlling Interest

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014, and has reached its maximum contribution. The Company sees the Original Film Fund as a self-perpetuating vehicle designed to generate a continuous, steady flow of high-quality documentary content. As at June 30, 2018, the Original Film Fund invested $19.7 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

The Company also established its VR Fund among the Company, its subsidiary IMAX China and other strategic investors to help finance the creation of interactive VR content experiences for use across all VR platforms, including in the pilot IMAX VR Centers. The VR Fund recently helped finance the production of one interactive VR experience, which debuted exclusively in the pilot IMAX VR Centers in November 2017 before being made available to other VR platforms. The VR Fund continues to finance other productions of interactive VR experiences as part of its ongoing activities. As at June 30, 2018, the Company invested $4.0 million toward the development of VR content.

The following summarizes the movement of the non-controlling interest in temporary equity, in the Company’s subsidiary for the six months ended June 30, 2018:

Balance as at December 31, 2017	$1,353
Issuance of subsidiary shares to non-controlling interests	6,696
Net loss	(471)

Balance as at June 30, 2018	$7,578

18. Exit costs, restructuring charges and associated impairments

The Company recognized the following charges in its condensed consolidated statements of operations for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Restructuring charges	$456	$4,705	$1,158	$4,705
Asset impairments	—	5,553	—	5,553

	$456	$10,258	$1,158	$10,258

(a) Restructuring charges

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

In connection with the Company’s restructuring initiatives, the Company incurred $0.5 million and $1.2 million in restructuring charges for the three and six months ended June 30, 2018 (2017 — $4.7 million and $4.7 million, respectively). A summary of the restructuring costs by reporting groups identified by nature of product sold, or service provided as disclosed in note 14 recognized during the three and six months ended June 30, 2018, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
IMAX DMR	$231	$548	$611	$548
Corporate	132	1,942	332	1,942
Theater system maintenance	93	738	215	738
IMAX systems	—	440	—	440
New business	—	403	—	403
Joint revenue sharing arrangements	—	59	—	59
Film post-production	—	19	—	19
Other	—	556	—	556

	$456	$4,705	$1,158	$4,705

The Company does not expect to recognize any additional restructuring charges during the remainder of 2018.

The following table sets forth a summary of restructuring accrual activities for the six months ended June 30, 2018:

Employee Severance and Benefits
Balance as at December 31, 2017	$2,221
Restructuring charges	1,158
Cash payments	(2,158)

Balance as at June 30, 2018	$1,221

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

$5,553

In the three and six months ended June 30, 2018, the Company did not recognize any exit costs or associated impairments.

IMAX CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters”. IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as a result, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. There were 1,410 IMAX theater systems (1,314 commercial multiplexes, 12 commercial destinations, 84 institutional) operating in 79 countries as of June 30, 2018. This compares to 1,257 theater systems (1,154 commercial multiplexes, 13 commercial destinations, 90 institutional) operating in 75 countries as of June 30, 2017.

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

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. The Company recently introduced IMAX with Laser, the Company’s next-generation laser projection system designed for IMAX theaters in commercial multiplexes. The Company believes that IMAX with Laser delivers increased resolution, sharper and brighter images, deeper contrast as well as the widest range of colors available to filmmakers today. The Company further believes that IMAX with Laser can help facilitate the next major lease renewal and upgrade cycle for the global commercial IMAX network.

To that end, in connection with the roll-out of IMAX with Laser, the Company announced binding letters of intent with Cineworld Group PLC (“Cineworld”) and AMC Entertainment Holdings, Inc. (“AMC”) to renew and upgrade significant portions of their IMAX network with the Company’s new laser system.

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

On July 12, 2018, the Company announced an additional agreement for 20 IMAX with Laser systems with Les Cinémas Pathé Gaumont (“Pathé”) under hybrid joint revenue sharing agreements, to be installed in locations across Europe. These theaters will also incorporate the Company’s 12-channel immersive sound system. Of the 20 systems, Pathé will upgrade 11 theaters currently in operation, with renewed 10-year lease terms, replace seven theater systems currently in backlog and add two new locations. The systems are expected to be installed between 2018 and 2023. This transaction represents the industry’s first multi-territory, all-laser IMAX cinema circuit.

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

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, utilizing the modified retrospective transition method with a cumulative catch-up adjustment. The Company has not experienced any significant true-ups or downs of its transition amounts. The Company is applying the new revenue standard only to contracts not completed as of the date of initial application, referred to as open contracts. As such, the current presentation of the Company’s sources of revenues is not consistent with that of the prior year comparative period.

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

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting select scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio. For example, Marvel’s Avengers: Infinity War, which was released in April 2018, was shot in its entirety using IMAX cameras, and the Untitled Avengers Sequel is also expected to be filmed entirely with IMAX cameras. In addition, in July 2018, Ant-Man and the Wasp and Mission: Impossible – Fallout will be released with select scenes specifically formatted for IMAX screens, and in October 2018, First Man will be released with select scenes filmed using IMAX cameras.

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

The Company believes that the growth in international box office remains an important driver of future growth for the Company. To support continued growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets (particularly in China). During 2017, 22 local language IMAX DMR films, including 15 in China, three in Russia, three in Japan and one in India were released to the IMAX theater network. During the six months ended June 30, 2018, six local language IMAX DMR films, including five in China and one in India, were released to the IMAX theater network. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX theater network in the remainder of 2018 and beyond.

In addition to the 24 IMAX DMR films released to the IMAX theater network during the six months ended June 30, 2018, 21 additional IMAX DMR films have been announced so far to be released in the remainder of 2018:

•	Ant-Man and the Wasp: The IMAX Experience (Walt Disney Studios, July 2018);

•	Dying to Survive: The IMAX Experience (Beijing Culture, July 2018);

•	Hidden Man: The IMAX Experience (Maoyan, July 2018);

•	Skyscraper: The IMAX Experience (Universal Pictures, July 2018, select international markets);

•	Mamma Mia! Here We Go Again: The IMAX Experience (Universal Pictures, July 2018);

•	The Equalizer 2: The IMAX Experience (Sony Pictures, July 2018);

•	Mission: Impossible – Fallout: The IMAX Experience (Paramount Pictures, July 2018);

•	Detective Dee: The Four Heavenly Kings: The IMAX Experience (Huayi Bros., July 2018);

•	Hello Mr. Billionaire: The IMAX Experience (New Classics, July 2018);

•	Along with the Gods 2: The IMAX Experience (Lotte, August 2018, Korea and select international markets);

•	The Meg: The IMAX Experience (Warner Bros. Pictures, August 2018);

•	The Nun: The IMAX Experience (Warner Bros. Pictures, September 2018);

•	The Predator: The IMAX Experience (20th Century Fox, September 2018);

•	Venom: The IMAX Experience (Sony Pictures Entertainment, October 2018);

•	First Man: The IMAX Experience (Universal Pictures, October 2018);

•	Fantastic Beasts: The Crimes of Grindelwald: The IMAX Experience (Warner Bros. Pictures, November 2018);

•	Thugs of Hindustan: The IMAX Experience (Yash Raj Films, November 2018, India and select international markets);

•	Ralph Breaks the Internet: The IMAX Experience (Walt Disney Studios, December 2018, select international markets);

•	Mortal Engines: The IMAX Experience (Universal Pictures, December 2018);

•	Alita: Battle Angel: The IMAX Experience (20th Century Fox, December 2018); and

•	Aquaman: The IMAX Experience (Warner Bros. Pictures, December 2018).

In April 2018, the Company released an IMAX original production, Pandas, in conjunction with Panda Productions.

To date, the Company has announced the following 17 titles to be released in 2019 to the IMAX theater network:

•	Ad Astra: The IMAX Experience (20th Century Fox, January 2019);

•	Glass: The IMAX Experience (Universal Pictures and Disney Studios, January 2019);

•	X-Men: Dark Phoenix: The IMAX Experience (20th Century Fox, February 2019);

•	How to Train Your Dragon: The Hidden World: The IMAX Experience (Universal Pictures, March 2019);

•	Captain Marvel: The IMAX Experience (Walt Disney Studios, March 2019);

•	Shazam!: The IMAX Experience (Warner Bros. Pictures, April 2019);

•	Avengers 4: The IMAX Experience (Walt Disney Studios, April 2019);

•	Godzilla: King of Monsters: The IMAX Experience (Warner Bros. Pictures, May 2019);

•	Toy Story 4: The IMAX Experience (Walt Disney Studios, June 2019);

•	Spider-Man: Far From Home: The IMAX Experience (Sony Pictures, July 2019);

•	Lion King: The IMAX Experience (Walt Disney Studios, July 2019);

•	The New Mutants: The IMAX Experience (20th Century Fox, August 2019);

•	Artemis Fowl: The IMAX Experience (Walt Disney Studios, August 2019);

•	IT: Chapter 2: The IMAX Experience (TBD, September 2019);

•	Wonder Woman 1984: The IMAX Experience (Warner Bros. Pictures, November 2019);

•	Frozen 2: The IMAX Experience (Walt Disney Studios, November 2019); and

•	Star Wars: Episode IX: The IMAX Experience (Walt Disney Studios, December 2019).

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

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box office. The Company funds its joint revenue sharing arrangements through cash flows from operations. As at June 30, 2018, the Company had 738 theaters in operation under joint revenue sharing arrangements, a 10.0% increase as compared to the 671 joint revenue sharing arrangements open as at June 30, 2017. The Company also had contracts in backlog for an additional 454 theaters under joint revenue sharing arrangements as at June 30, 2018.

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

New Business

In recent years, the Company has been exploring new lines of business outside of its core business, with a focus on investments in alternative location-based entertainment experiences, and original content.

Virtual Reality

The Company continues to pilot a premium, location-based virtual reality (“VR”) offering focused on delivering immersive, multi-dimensional experiences to branded VR centers (“IMAX VR Centers”). Pilot IMAX VR Centers are located in a stand-alone venue and in several multiplexes and are retrofitted with proprietary VR pods that permit interactive, moveable VR experiences.

Since 2017, the Company has opened six pilot IMAX VR centers, including its flagship pilot IMAX VR Center in Los Angeles (along with two in New York City, one in Toronto, one in Manchester, England, one in Shanghai, China and one in Bangkok, Thailand). Although the Company continues to evaluate its pilot VR strategy, at this time it has no intentions to open any additional IMAX VR Centers and closed its location in Shanghai on June 30, 2018 and one of its locations in New York on July 2, 2018.

The Company also established a VR fund (the “VR Fund”) among the Company, its subsidiary IMAX China and other strategic investors to help finance the creation of interactive VR content experiences for use across all VR platforms, including in the pilot IMAX VR Centers. The VR Fund recently helped finance the production of one interactive VR experience, which debuted exclusively in the pilot IMAX VR Centers in November 2017 before being made available to other VR platforms.

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

The Company continues to believe that the IMAX network serves as a valuable platform to launch and distribute original content, especially during shoulder periods. However, the Company does not expect to make meaningful direct investments in original content going forward.

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

In addition, the Company’s IMAX Original Film Fund (the “Original Film Fund”) was established in 2014 to co-finance a portfolio of 10 original large format films. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014, and has reached its maximum contribution. The Company sees the Original Film Fund as a self-perpetuating vehicle designed to generate a continuous, steady flow of high-quality documentary content. As at June 30, 2018, the Original Film Fund has invested $19.7 million toward the development of original films.

IMAX Home Entertainment

The Company established a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater system. The joint venture has signed agreements with end users for the sale of more than 170 premium home theater systems, and has signed agreements with distributors for the sale of more than 470 home theater systems. The Company does not intend to invest significant capital into the joint venture going forward, and instead expects any additional funding to be provided through third party capital.

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

The Company derives a small portion of its revenues from other sources. As at June 30, 2018, the Company had two owned and operated IMAX theaters (December 31, 2017 — two owned and operated theaters). In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to four other theaters. The Company also rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers.

IMAX Theater Network and Backlog

The following table outlines the breakdown of the IMAX theater network by type and geographic location as at June 30:

	2018 Theater Network Base				2017 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	367	4	33	404	354	4	39	397
Canada	39	2	7	48	37	2	7	46
Greater China(1)	552	—	17	569	443	—	17	460
Asia (excluding Greater China)	103	1	3	107	95	2	3	100
Western Europe	93	4	10	107	77	4	10	91
Russia & the CIS	57	—	—	57	57	—	—	57
Latin America(2)	44	—	12	56	40	—	12	52
Rest of the World	59	1	2	62	51	1	2	54

Total	1,314	12	84	1,410	1,154	13	90	1,257

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

The Company currently believes that over time its commercial multiplex theater network could grow to approximately 2,855 IMAX theaters worldwide from 1,314 commercial multiplex IMAX theaters operating as of June 30, 2018. The Company believes that the majority of its future growth will come from international markets. As at June 30, 2018, 67.9% of IMAX theater systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 64.8% as at June 30, 2017. Revenues and gross box office derived from outside the United States and Canada continue to exceed revenues and gross box office from the United States and Canada. Risks associated with the Company’s international business are outlined in Risk Factors – “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2017 Form 10-K.

Greater China continues to be the Company’s second-largest market, measured by revenues, with approximately 28% of overall revenues generated from the Company’s China operations in the six months ended June 30, 2018. As at June 30, 2018, the Company had 569 theaters operating in Greater China (552 commercial multiplexes, 17 institutional) with an additional 319 theaters in backlog that are scheduled to be installed in Greater China by 2022. The Company’s backlog in Greater China represents 50.2% of the Company’s current backlog. The Company’s largest single international partnership is in China with Wanda Film, (“Wanda”). Wanda’s total, commitment to the Company is for 359 theater systems in Greater China (of which 343 theater systems are under the parties’ joint revenue sharing arrangement). See Risk Factors – “The Company faces risks in connection with the continued expansion of its business in China” in Item 1A of the Company’s 2017 Form 10-K.

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at June 30:

	2018
	IMAX Commercial Multiplex Theater Network
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Sales- type lease		Total
Domestic Total (United States & Canada)	274	5	279	127		406

International:
Greater China	275	82	357	195		552
Asia (excluding Greater China)	29	1	30	73		103
Western Europe	36	22	58	35		93
Russia & the CIS	—	—	—	57		57
Latin America	—	—	—	44		44
Rest of the World	14	—	14	45		59

International Total	354	105	459	449		908

Worldwide Total	628	110	738	576	(1)	1,314

	2017
	IMAX Commercial Multiplex Theater Network
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Sales- type lease		Total
Domestic Total (United States & Canada)	267	4	271	120		391

International:
Greater China	215	70	285	158		443
Asia (excluding Greater China)	34	20	54	41		95
Western Europe	25	21	46	31		77
Russia & the CIS	—	—	—	57		57
Latin America	—	—	—	40		40
Rest of the World	13	2	15	36		51

International Total	287	113	400	363		763

Worldwide Total	554	117	671	483		1,154

(1)	Includes 35 theater systems which were previously classified under joint revenue sharing arrangements – hybrid sales arrangements. See “Critical Accounting Policies and Estimates” for further details of the adoption impact of ASC Topic 606 on the Company’s revenues.

As at June 30, 2018, 279 (2017 — 271) of the 738 (2017 — 671) theaters under joint revenue sharing arrangements in operation, or 37.8% (2017 — 40.4%), were located in the United States and Canada, with the remaining 459 (2017 — 400) or 62.2% (2017 — 59.6%) of arrangements being located in international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	June 30, 2018				June 30, 2017
	Number of Systems		Dollar Value (in thousands)		Number of Systems		Dollar Value (in thousands)
Sales and sales-type lease arrangements	181	(1)	$250,742	(2)	174		$219,087
Joint revenue sharing arrangements
Hybrid lease arrangements	115		61,484		137		72,585
Traditional arrangements	339	(3)	7,638	(4)	269		8,969	(4)

	635	(5)	$319,864		580	(6)	$300,641

(1)	Includes 22 hybrid sales theater systems which were previously classified under joint revenue sharing arrangements – hybrid sales arrangements.
(2)	Includes a variable consideration estimate of $17.4 million in accordance with the new revenue standard. See “Critical Accounting Policies and Estimates” for further details of the adoption impact of ASC Topic 606 on the Company’s revenues.
(3)	Includes 49 theater systems where the customer has the option to convert from a joint revenue sharing arrangement to a sales arrangement.
(4)	Reflects contractual upfront payments. Future contingent payments are not reflected as these are based on negotiated shares of box office results.
(5)	Includes 75 new laser projection system configurations and 101 upgrades of existing locations to laser projection system configurations (99 of the 101 upgrades are for the new next generation laser projection system configurations).
(6)	Includes 24 new laser projection system configurations and four upgrades of existing locations to laser projection system configurations.

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

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at June 30:

	2018
	IMAX Theater Backlog
	Traditional JRSA	Hybrid JRSA	JRSA	Sale / Lease		Total
Domestic Total (United States & Canada)	155	3	158	7		165

International:
Greater China	142	108	250	69		319
Asia (excluding Greater China)	5	—	5	44		49
Western Europe	31	4	35	10		45
Russia & the CIS	—	—	—	19		19
Latin America	2	—	2	13		15
Rest of the World	4	—	4	19		23

International Total	184	112	296	174		470

Worldwide Total	339	115	454	181	(1)	635	(2)

	2017
	IMAX Theater Backlog
	Traditional JRSA	Hybrid JRSA	JRSA	Sale / Lease		Total
Domestic Total (United States & Canada)	43	3	46	12		58

International:
Greater China	179	112	291	90		381
Asia (excluding Greater China)	5	14	19	19		38
Western Europe	37	6	43	7		50
Russia & the CIS	—	—	—	17		17
Latin America	—	—	—	14		14
Rest of the World	5	2	7	15		22

International Total	226	134	360	162		522

Worldwide Total	269	137	406	174		580

(1)	Includes 22 theater systems which were previously classified under joint revenue sharing arrangements – hybrid sales arrangements. See “Critical Accounting Policies and Estimates” for further details of the adoption impact of ASC Topic 606 on the Company’s revenues.
(2)	Includes 56 new next generation laser projection system configurations and 99 upgrades of existing locations to laser projection system configurations.

Approximately 74.0% of IMAX theater system arrangements in backlog as at June 30, 2018 are scheduled to be installed in international markets (2017 – 90.0%).

The following reflects the Company’s signings and installations:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018		2017	2018		2017
Theater System Signings:
Full new sales and sales-type lease arrangements	9		14	24		50
New traditional joint revenue sharing arrangements	31		31	53		31
New hybrid joint revenue sharing lease arrangements	—		47	8		49

Total new theaters	40		92	85		130
Upgrades of IMAX theater systems	98	(1)	3	98	(1)	4

Total theater signings	138		95	183		134

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018		2017	2018		2017
Theater System Installations:
Full new sales and sales-type lease arrangements	9		12	22		17
New traditional joint revenue sharing arrangements	19		18	22		26
New hybrid joint revenue sharing lease arrangement	2		3	2		4

Total new theaters	30		33	46		47
Upgrades of IMAX theater systems	1		1	1		2

Total theater installations	31		34	47		49

(1)	Includes 97 theater systems related to existing AMC and Regal theaters, (82 and 15, respectively) to be upgraded to the next generation laser projection system on new 12-year lease terms.

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

Increases to payments indexed to a consumer price index are outside of the Company’s control, but the movement in the rates are historically well documented and economic trends in inflation are easily accessible. The Company has applied a most likely amount estimate to each of the contracts subject to an indexed increase. These estimated amounts are present valued back to the recognition date, or date of transition as appropriate, using the customer’s implied borrowing rate.

Additional payments in excess of minimum payments and payments based on a percentage of box office over the term are driven by the acceptance of film content in future periods that is outside of the Company’s direct influence. The Company tracks numerous performance statistics for theater performance in regions worldwide and applies its understanding of theater markets to develop a most likely amount estimate for each theater impacted by these provisions. Performance projections are discounted by reducing projections by a percentage factor for theaters with no or limited historical experience. In cases where direct historical experience can be observed, average experience, eliminating significant outliers, is used. Amounts are then discounted back to the recognition date, or date of transition, as appropriate using a risk-weighted rate.

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

The Company presents adjusted net income and adjusted net income per diluted share, which excludes stock-based compensation and non-recurring exit costs, restructuring charges and associated impairments, legal arbitration award and the related tax impact of these adjustments, because it believes that they are important supplemental measures of the Company’s comparable controllable operating performance. Although stock-based compensation is an important aspect of the Company’s employee and executive compensation packages, it is mostly a non-cash expense and is excluded from certain internal business performance measures, and the Company wants to ensure that its investors fully understand the impact of its stock-based compensation (net of any related tax impact) and non-recurring charges on net income.

In addition, the Company presents adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share because it believes that they are important supplemental measures of its comparable financial results. Without the presentation of these adjusted presentation measures the Company believes it could potentially distort the analysis of trends in business performance and it wants to ensure that its investors fully understand the impact of net income attributable to non-controlling interests, its stock-based compensation, and non-recurring exit costs, restructuring charges and associated impairments and legal arbitration award (net of any related tax impact) in determining net income attributable to common shareholders.

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

In addition, management uses “EBITDA”, as such term is defined in the Company’s credit agreement (and which is referred to herein as “Adjusted EBITDA per Credit Facility”, as the credit agreement includes additional adjustments beyond interest, taxes, depreciation and amortization) to evaluate, assess and benchmark the Company’s operational results. The Company believes that Adjusted EBITDA per Credit Facility presents relevant and useful information widely used by analysts, investors and other interested parties in the Company’s industry. Accordingly, the Company is disclosing this information to permit a more comprehensive analysis of its operating performance and to provide additional information with respect to the Company’s ability to comply with its credit agreement requirements. EBITDA is defined as net income with adjustments for depreciation and amortization, interest income (expense)-net, and income tax provision (benefit). Adjusted EBITDA per Credit Facility is defined as EBITDA plus adjustments for loss from equity accounted investments, stock and other non-cash compensation, exit costs, restructuring charges and associated impairments; legal arbitration award and adjusted EBITDA attributable to non-controlling interests.

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

Management, including the Company’s CEO, who is the Company’s Chief Operating Decision Maker (“CODM”) (as defined in the Segment Reporting Topic of the FASB ASC), assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), write-downs net of recoveries, interest income, interest expense and tax (provision) recovery are not allocated to the segments. The Company has the following eight reportable segments: IMAX DMR; joint revenue sharing arrangements; IMAX systems; theater system maintenance; other; new business; film distribution; and film post-production. The Company is presenting the following information at a disaggregated level to provide more relevant information to readers, as permitted by the standard, and adjusted for the adoption of the new revenue recognition standard:

•	Network Business

•	The IMAX DMR segment consists of variable revenues from studios for the conversion of films into the IMAX DMR format generated by the box office results from the exhibition of those films in the IMAX theater network.

•	Joint revenue sharing arrangements – contingent rent, consists of variable rent revenues from box office exhibited in IMAX theaters in exchange for the provision of IMAX theater projection system equipment to exhibitors. This excludes fixed hybrid revenues and upfront installation costs from the Company’s hybrid joint revenue sharing arrangements, which are included in theater business. Effective January 1, 2018, the Company no longer includes hybrid joint revenue sharing arrangements which take the form of a sale under the joint revenue sharing arrangement reportable segment. These arrangements are now reflected under the IMAX systems segment of Theater Business.

•	IMAX systems – contingent rent, consists of variable payments from the Company’s sales-type leases in excess of certain fixed minimum ongoing payments, under arrangements in the IMAX systems segment, which are recognized when reported by theater operators, provided collectability is reasonably assured.

•	Theater Business

•	The IMAX systems segment consists of the design, manufacture and installation of IMAX theater projection system equipment under sales or sales-type lease arrangements for fixed upfront and ongoing consideration (including ongoing fees and finance income) and contingent rent on sales arrangements.

•	Joint revenue sharing arrangements – fixed fee, consists of fixed hybrid revenues and upfront installation costs from the joint revenue sharing arrangements segment for all arrangements which take the form of a lease.

•	The theater system maintenance segment consists of the provision of IMAX theater projection system equipment maintenance services to the IMAX theater network and the associated costs of those services.

•	Other theater includes after-market sales of IMAX theater projection system parts and 3D glasses from the other segment.

•	New Business

•	The new business segment consists of content licensing and distribution fees associated with the Company’s original content investments, VR initiatives, IMAX Home Entertainment, and other new business initiatives that are in the development and/or start-up phase.

•	Other

•	The film distribution segment consists of revenues and costs associated with the distribution of documentary films for which the Company has distribution rights.

•	The film post-production segment consists of the provision of film post-production, and their associated costs.

•	The other segment consists of certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items.

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

Three Months Ended June 30, 2018 versus Three Months Ended June 30, 2017

The Company reported net income of $10.3 million, which calculates to $0.16 per basic and diluted share, for the second quarter of 2018 as compared to net income of $1.8 million, or of $0.03 per basic and diluted share for the second quarter of 2017.

Net income for the second quarter of 2018 includes a $6.8 million charge, or $0.10 per diluted share (2017 — $6.8 million or $0.10 per diluted share), for stock-based compensation and a $0.5 million charge, or $0.01 per diluted share, for exit costs, restructuring charges and associated impairments (2017 — $10.3 million, or $0.15 per diluted share) and a $7.5 million charge, or $0.12 per diluted share, for a legal arbitration award related to one of the Company’s litigation matters from 2006 (2017 — $nil and $nil).

Adjusted net income, which consists of net income excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments, the legal arbitration award and the related tax impact of these adjustments, was $21.7 million, or $0.34 per diluted share, for the second quarter of 2018 as compared to adjusted net income of $13.5 million, or $0.20 per diluted share, for the second quarter of 2017.

The Company reported a net income attributable to common shareholders of $7.6 million, or a $0.12 per basic and diluted share for the second quarter of 2018 (2017 — net loss of $1.7 million, or a loss of $0.03 per basic and diluted share).

Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments, the legal arbitration award, and the related tax impact of these adjustments, was $19.0 million, or $0.30 per diluted share, for the second quarter of 2018 as compared to adjusted net income attributable to common shareholders of $9.6 million, or $0.15 per diluted share, for the second quarter of 2017.

A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

(In thousands of U.S. dollars, except per share amounts)	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$10,255	$0.16	$1,809	$0.03
Adjustments:
Stock-based compensation	6,756	0.10	6,793	0.10
Exit costs, restructuring charges and associated impairments	456	0.01	10,258	0.15
Legal arbitration award	7,500	0.12	—	—
Tax impact on items listed above	(3,228)	(0.05)	(5,382)	(0.08)

Adjusted net income	21,739	0.34	13,478	0.20
Net income attributable to non-controlling interests (1)	(2,630)	(0.04)	(3,521)	(0.05)
Stock-based compensation (net of tax of less than $0.1 million and less than $0.1 million, respectively) (1)	(147)	—	(153)	—
Exit costs, restructuring charges and associated impairments (net of tax of less than $0.1 million) (1)	—	—	(168)	—

Adjusted net income attributable to common shareholders	$18,962	$0.30	$9,636	$0.15

Weighted average diluted shares outstanding		63,426		65,992

(1)	Reflects amounts attributable to non-controlling interests.

The following table sets forth the breakdown of revenue and gross margin by nature for the three months ended June 30:

(In thousands of U.S. dollars)	Revenue		Gross Margin
	2018	2017	2018	2017
Network business
IMAX DMR	$36,161	$27,757	$24,280	$16,998
Joint revenue sharing arrangements – contingent rent	24,730	18,896	18,621	13,668
IMAX systems – contingent rent	—	790	—	790

	60,891	47,443	42,901	31,456

Theater business
IMAX systems
Sales and sales-type leases(1)	11,981	16,125	6,899	9,724
Ongoing fees and finance income(2)	3,282	2,613	3,234	2,539
Joint revenue sharing arrangements – fixed fees	1,022	1,408	246	176
Theater system maintenance	12,335	10,904	5,088	4,434
Other theater	2,255	1,699	563	405

	30,875	32,749	16,030	17,278

New business	3,116	1,311	1,906	(1,183)

Other
Film distribution and post-production	2,360	5,087	(387)	1,998
Other	1,103	1,168	(46)	(90)

	3,463	6,255	(433)	1,908

	$98,345	$87,758	$60,404	$49,459

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions, and in 2018, includes the present value of estimates of variable consideration from equipment sales transactions.
(2)	Includes rental income from operating leases and finance income.

On January 1, 2018, the Company adopted ASC Topic 606, utilizing the modified retrospective transition method with a cumulative catch-up adjustment. As it is the first quarter after transition, the Company has not experienced any significant true up of its transition amounts. See note 3 “Adoption of ASC Topic 606, Revenue from Contracts with Customers, effective January 1, 2018” in the accompanying condensed consolidated financial statements in Item 1 for the Company’s revenue recognition policy. The following table presents the impacted financial statement line items in the Company’s condensed consolidated statement of operations:

	Three Months Ended June 30, 2018
(in thousands of U.S. dollars, except per share amounts)	Pre-adoption of ASC Topic 606	ASC Topic 606 Adjustments	As reported
Revenues	$97,833	$512	$98,345
Provision for income taxes	(3,522)	(113)	(3,635)
Net income	9,856	399	10,255
Less: net income attributable to non-controlling interests	(2,537)	(93)	(2,630)
Net income attributable to common shareholders	7,319	306	7,625
Net income per share attributable to common shareholders - basic and diluted	0.12	—	0.12

The following table presents the impact of ASC Topic 606 on the Company’s revenues by reportable segment:

	Three Months Ended June 30, 2018
	Pre-adoption of ASC Topic 606	ASC Topic 606 Adjustments	As reported
Network business
IMAX DMR	$36,161	$—	$36,161
Joint revenue sharing arrangements – contingent rent(1)	25,850	(1,120)	24,730
IMAX systems – contingent rent(1)	475	(475)	—

	62,486	(1,595)	60,891

Theater business
IMAX systems
Sales and sales-type leases(2)	8,588	3,393	11,981
Ongoing fees and finance income(3)	2,828	454	3,282
Joint revenue sharing arrangements – fixed fees(4)	2,762	(1,740)	1,022
Theater system maintenance	12,335	—	12,335
Other theater	2,255	—	2,255

	28,768	2,107	30,875

New business	3,116	—	3,116

Other
Film post-production	1,087	—	1,087
Film distribution	1,273	—	1,273
Other	1,103	—	1,103

	3,463	—	3,463

Total	$97,833	$512	$98,345

(1)	Contingent rent of $1.1 million related to theater systems under hybrid sales arrangements and $0.5 million related to theater systems under sales arrangements was recognized in the Company’s transition adjustment.

(2)	Variable consideration of $1.7 million relating to theater systems recognized as sales or hybrid sales was recognized as part of the System Obligation in the quarter and the fixed consideration recognized for theater systems installed under hybrid sales arrangements was reclassified from Joint revenue sharing arrangement – fixed fees as hybrid sales are no longer considered part of the Joint revenue sharing arrangement segment.
(3)	Finance income of $0.5 million was recognized on the future consideration related to contracts.
(4)	Fixed consideration of $1.7 million related to the recognition of theater systems under hybrid sales arrangements was reclassified to Sales and Sales-type leases.

Revenues and Gross Margin

The Company’s revenues for the second quarter of 2018 increased 12.1% to $98.3 million from $87.8 million in second quarter of 2017, largely due to the performance of its network business segment. The gross margin across all segments in the second quarter of 2018 was $60.4 million, or 61.4% of total revenue, compared to $49.5 million, or 56.4% of total revenue in the second quarter of 2017.

Network Business

Gross box office generated by IMAX DMR films increased by 27.4% to $342.6 million in the second quarter of 2018 from $268.9 million in the second quarter of 2017. The increase is attributable to stronger film performance in comparison to the prior year period. In the second quarter of 2018, gross box office was generated primarily by the exhibition of 14 films (10 new and 4 carryovers), as compared to 16 films (11 new and 5 carryovers) exhibited in the second quarter of 2017.

Network business revenue increased by 28.3% to $60.9 million in the second quarter of 2018 from $47.4 million in the second quarter of 2017, due to stronger film performance. The gross margins experienced by the Company’s network business in the second quarter of 2018 was $42.9 million, or 70.5% of network business revenue, compared to $31.5 million, or 66.3% in the second quarter of 2017. The Company’s network business performance is impacted by box office performance, as well as other factors including the timing of a film release to the IMAX theater network, the commercial success of the film, the Company’s take rates under its DMR and joint revenue sharing arrangements, and the distribution window for the exhibition of films in the IMAX theater network. Other factors impacting performance include fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations.

IMAX DMR revenues increased by 30.3% to $36.2 million in the second quarter of 2018 from $27.8 million in the second quarter of 2017, which reflects stronger box office performance than the comparative period, coupled with continued growth in the IMAX theater network. IMAX DMR gross margins were stronger at $24.3 million in the second quarter of 2018 as compared to $17.0 million in the second quarter of 2017. Margin is a function of the costs associated with the respective films exhibited in the period, and can vary particularly with respect to marketing expenses.

Contingent rent revenues from joint revenue sharing arrangements increased to $24.7 million in the second quarter of 2018 from $18.9 million in the second quarter of 2017, largely due to stronger box office performance and continued network growth. The Company ended the second quarter of 2018 with 738 theaters operating under joint revenue sharing arrangements, as compared to 671 theaters at the end of the second quarter of 2017, an increase of 10.0%. Gross box office generated by the joint revenue sharing arrangements was 24.6% higher at $179.0 million in the second quarter of 2018 from $143.7 million in the second quarter of 2017.

The gross margin from joint revenue sharing arrangements increased to $18.6 million in the second quarter of 2018 from $13.7 million in the second quarter of 2017. Included in the calculation of gross margin for the second quarter of 2018 were certain advertising, marketing and commission costs primarily associated with new theater launches of $1.1 million, as compared to $0.8 million during the second quarter of 2017.

Contingent rent revenue from IMAX systems consists of variable payments received in excess of the fixed minimum ongoing payments which are primarily driven by box office performance reported by theater operators. On January 1, 2018, the Company adopted ASC Topic 606, in accordance with the updated revenue recognition policy as discussed in note 3 of the accompanying condensed consolidated financial statements in Item 1. Contingent rent revenue is no longer recognized over the time period of the contract for theater systems under sales arrangements, therefore the Company expects this revenue stream to be minimal on a go-forward basis. Contingent rent revenue of $0.8 million was recognized in the second quarter of 2017.

Theater Business

The primary drivers of this line of business are theater system installations and the Company’s maintenance contracts that accompany each theater installation. For the second quarter of 2018, theater business revenue decreased $1.8 million, or 5.7%, to $30.9 million as compared to the second quarter of 2017. The decrease in theater business revenue in 2018 as compared to 2017 was primarily due to:

•	3 fewer installations of system under sales and sales-type lease arrangements;

•	1 fewer system contracted as a hybrid joint revenue sharing lease arrangement; and

•	a decrease in system upgrade revenue; partially offset by

•	1 geographic relocation of a theater system under a sales arrangement.

Theater business gross margin decreased 7.2% to $16.0 million in the second quarter of 2018 as compared to $17.3 million in the second quarter of 2017, primarily due to a decrease in installations of systems under sales and sales-type leases.

The installation of theater systems in newly-built theaters or multiplexes, which make up a large portion of the Company’s theater system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangements (see discussion below) installations by theater system configuration for June 30 is outlined in the table below:

	2018		2017
	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX digital theater systems — installed and recognized
Sales and sales-types lease arrangements(1)	9	$11,096	12	$14,738
Joint revenue sharing arrangements — hybrid(2)	2	1,044	3	1,409

Total new theater systems	11	12,140	15	16,147

IMAX digital theater system upgrades — installed and recognized
Sales and sales-types lease arrangements	—	—	1	1,297

Total upgraded theater systems	—	—	1	1,297

Total theater systems installed and recognized	11	$12,140	16	$17,444

(1)	Upon adoption of the new revenue recognition standard, the arrangements for the sale of projection systems include indexed minimum payment increases over the term of the arrangement, as well as provision for additional payments in excess of the minimum agreed payments in situations where the theater exceeds certain box office thresholds. As a result of including an estimate of variable consideration upon recognition of a theater system under a sales arrangement, the revenues presented for the quarter ended June 30, 2018, are $1.7 million higher than under the prior revenue recognition standard.
(2)	Upon adoption of the new revenue recognition standard, the Company has reclassified hybrid sales arrangements to sales arrangements since the total consideration received and the revenue recognition timing at transfer of control of the assets now very closely resemble those of the traditional sale arrangements. On a go forward basis, this arrangement type will only reflect hybrid lease arrangements.

The average revenue per full, new theater system under a sales and sales-type lease arrangement varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors. Average revenue per full, new theater system under a sales and sales-type lease arrangement was $1.2 million for the second quarter of 2018, which was consistent with the second quarter of 2017.

Theater system maintenance revenue increased 13.1% to $12.3 million in the second quarter of 2018 from $10.9 million in the second quarter of 2017. Theater system maintenance gross margin was $5.1 million in the second quarter of 2018 versus $4.4 million in the second quarter of 2017. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Ongoing fees and finance income was $3.3 million in the second quarter of 2018 compared to $2.6 million in the second quarter of 2017. Gross margin for ongoing fees and finance income increased to $3.2 million in the second quarter of 2018 from $2.5 million in the second quarter of 2017. The costs associated with ongoing fees are minimal as it usually consists of depreciation on the Company’s theaters under operating lease agreements and/or marketing.

Other theater revenue increased to $2.3 million in the second quarter of 2018 as compared to $1.7 million in the second quarter of 2017. Other theater revenue primarily includes revenue generated from the Company’s after-market sales of projection system parts and 3D glasses. The gross margin recognized from other theater revenue was $0.6 million in the second quarter of 2018 as compared to $0.4 million in the second quarter of 2017.

New Business

Revenue earned from the Company’s new business initiatives was $3.1 million and the new business segment experienced gross margin of $1.9 million in the second quarter of 2018, as compared to revenue of $1.3 million and a margin loss of $1.2 million in the second quarter of 2017. The increase in revenue is related to the final contractual payment owed to IMAX related to the previously announced IMAX VR camera, as compared to the prior year comparative period.

The Company is evaluating its new business initiatives separately from its core business as the nature of its activities is separate and distinct from its ongoing operations and as a result views it helpful to discuss items beyond that of gross margin. The Company recognized net income from its new business initiatives for the second quarter of 2018 of $1.6 million, which includes amortization of $1.2 million and an equity loss of $0.1 million. In addition, selling, general and administration costs of $0.2 million and research and development costs of less than $0.1 million are included in the calculation of net income. In the prior year comparative period, a loss of $7.2 million was recognized, which includes amortization of $0.4 million, restructuring charges and associated impairments of $3.4 million and an equity loss of $0.3 million, selling, general and administrative expenses of $0.4 million and research and development costs of $2.1 million.

Other

Film distribution and post-production revenues was $2.4 million in the second quarter of 2018 and $5.1 million in the second quarter of 2017. Film distribution and post-production gross margin was a loss of $0.4 million in the second quarter of 2018 as compared to a gross margin of $2.0 million in the second quarter of 2017, primarily due to lower revenue from original films in the second quarter of 2018. In 2017, the Company reviewed the carrying value of certain documentary film assets as a result of lower than expected revenue being generated during the period, and subsequently revised expectations for future revenues, resulting in an impairment charge of $1.2 million. There were no such charges incurred in the second quarter of 2018.

Other revenue decreased to $1.1 million in the second quarter of 2018, as compared to $1.2 million in the second quarter of 2017. Other revenue primarily includes revenue generated from the Company’s theater operations and camera rental business. The decrease in revenue is primarily the result of a decrease in camera revenues in the second quarter of 2018, as compared to the prior year comparative period.

The gross margin recognized from other revenue was a loss of less than $0.1 million in the second quarter of 2018 as compared to a loss of $0.1 million in the second quarter of 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $32.6 million in the second quarter of 2018, as compared to $28.6 million in the second quarter of 2017, primarily as a result of normalizing the Company’s marketing spending. Selling, general and administrative expenses excluding the impact of stock-based compensation were $26.4 million in the second quarter of 2018, as compared to $22.4 million in the second quarter of 2017.

The following reflects the significant items impacting selling, general and administrative expenses for the second quarter of 2018 and 2017:

	2018	2017	2018 versus 2017
Staff costs	$15,960	$15,476	$484	3.1%
Stock-based compensation	6,242	6,236	6	0.1%
Marketing	3,031	1,133	1,898	167.5%
Foreign exchange	1,018	(222)	1,240	(558.6)%
Other general corporate expenditures	6,357	5,966	391	6.6%

Total	$32,608	$28,589	$4,019	14.1%

Staff costs presented above are related to the Company’s core business and include salaries and benefits.

Other general corporate expenditures include professional fees, travel and entertainment. Selling, general and administrative expenses also includes asset impairment charges and write-offs, if any, and miscellaneous items, other than interest.

Research and Development Expenses

Research and development expenses decreased to $3.9 million in the second quarter of 2018, as compared to $5.7 million in the second quarter of 2017. The decrease is primarily due to lower spending on new business initiatives compared to the second quarter of 2017.

The Company intends for additional research and development to continue through 2018, as the Company continues to support the development and roll-out of IMAX with Laser, the Company’s next generation laser-based projection system, which is targeted primarily for screens in commercial multiplexes. A significant portion of the Company’s research and development efforts over the past several years have been focused on IMAX with Laser, which the Company believes delivers increased resolution, sharper and brighter images, deeper contrast as well as the widest range of colors available to filmmakers today. The Company expects that research and development expense will decrease in 2019, following the initial roll-out of IMAX with Laser.

The Company also intends to continue research and development in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing more IMAX cameras, enhancing the Company’s image quality, expanding the applicability of the Company’s digital technology, in both theater and home entertainment, improvements to the DMR process and the ability to deliver DMR releases digitally to its theater network, without the requirement for hard drives.

Asset impairments

During the second quarter of 2017, the Company identified and wrote off $1.2 million pertaining to a certain loan that is no longer considered collectible. No such charge was recognized in the current year comparative period.

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.4 million in the second quarter of 2018 as compared to a net provision of $0.9 million in the second quarter of 2017.

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

Interest Income and Expense

Interest income was $0.2 million in the second quarter of 2018 as compared to $0.3 million in the second quarter of 2017.

Interest expense was $0.9 million in the second quarter of 2018 as compared to $0.4 second quarter of 2017. Included in interest expense is the amortization of deferred finance costs in the amount of $0.4 million in the second quarter of 2018 as compared to $0.2 million in the second quarter of 2017. Included in this amount is $0.3 million of deferred finance costs relating to the prior Credit Facility written off as a result of the new Credit Facility. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Legal arbitration award

In the second quarter of 2018, the Company recorded a charge of $7.5 million for a legal arbitration award related to one of the Company’s litigation matters from 2006. For additional information, refer to note 9(a) in Item 1 of the Company’s Form 10-Q.

Exit costs, restructuring charges and associated impairments

Exit costs, restructuring charges and associated impairments were $0.5 million in the second quarter of 2018 which is comprised of employee severance costs. In the second quarter of 2017, an expense of $10.3 million was recognized which was comprised of employee severence costs, costs of consolidating facilities and contract termination costs totalled $4.7 million. Associated impairments related to certain exit activities were $5.6 million.

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

As at June 30, 2018, the Company had a gross deferred income tax asset of $24.6 million, against which the Company is carrying a $0.2 million valuation allowance. For the three months ended June 30, 2018, the Company recorded an income tax provision of $3.6 million, which included a provision of $0.4 million related to its provision for uncertain tax positions. In addition, included in the provision for income taxes was a $0.5 million provision related to stock-based compensation costs recognized in the period as the tax deduction was less than the cumulative book expense recorded.

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

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. As at June 30, 2018, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2017 — $nil). The Company’s accumulated losses in excess of its equity investment were $2.2 million as at June 30, 2018. For the three months ended June 30, 2018, gross revenues, cost of revenue and net loss for these investments were $1.0 million, $0.8 million and $0.4 million, respectively (2017 — $0.2 million, $0.9 million and $0.7 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.1 million second quarter of 2018, compared to a net loss of $0.3 million experienced in the second quarter of 2017.

Non-Controlling Interests

The Company’s condensed consolidated financial statements include a non-controlling interest in the net income of IMAX China as well as the impact of non-controlling interests in its subsidiaries created for the Original Film Fund and VR Content Fund activity. For the three months ended June 30, 2018, the net income attributable to non-controlling interests of the Company’s subsidiaries was $2.6 million (2017 — $3.5 million).

Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017

The Company reported net income of $22.3 million, or $0.35 per basic and diluted share, for the six months ended June 30, 2018 as compared to net income of $0.9 million, or $0.01 per basic and diluted share for the six months ended June 30, 2017.

Net income for the six months ended June 30, 2018 includes a $11.6 million charge, or $0.18 per diluted share (2017 — $12.1 million or $0.18 per diluted share), for stock-based compensation, a $1.2 million charge, or $0.02 per diluted share for exit costs, restructuring charges and associated impairments (2017 — $10.3 million, or $0.15 per diluted share) and a $7.5 million charge, or $0.12 per diluted share, for a legal arbitration award related to one of the Company’s litigation matters from 2006 (2017 — $nil and $nil).

Adjusted net income, which consists of net income excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments, the legal arbitration award and the related tax impact, was $38.8 million, or $0.61 per diluted share, for the six months ended June 30, 2018 as compared to adjusted net income of $16.5 million, or $0.24 per diluted share, for the six months ended June 30, 2017.

The Company reported net income attributable to common shareholders of $16.1 million, or $0.25 per basic and diluted share for the six months ended June 30, 2018 (2017 — net loss of $1.6 million, or a loss of $0.02 per basic and diluted share).

Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments, the legal arbitration award and the related tax impact, was $32.4 million, or $0.51 per diluted share, for the six months ended June 30, 2018 as compared to adjusted net income attributable to common shareholders of $13.5 million, or $0.20 per diluted share, for the six months ended June 30, 2017.

A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

(In thousands of U.S. dollars, except per share amounts)	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$22,322	$0.35	$922	$0.01
Adjustments:
Stock-based compensation	11,603	0.18	12,057	0.18
Exit costs, restructuring charges and associated impairments	1,158	0.02	10,258	0.15
Legal arbitration award	7,500	0.12	—	—
Tax impact on items listed above	(3,787)	(0.06)	(6,723)	(0.10)

Adjusted net income	38,796	0.61	16,514	0.24
Net income attributable to non-controlling interests (1)	(6,192)	(0.10)	(2,559)	(0.04)
Stock-based compensation (net of tax of $0.1 million and $0.1 million, respectively) (1)	(204)	—	(281)	—
Exit costs, restructuring charges and associated impairments (net of tax of less than $0.1 million) (1)	—	—	(168)	—

Adjusted net income attributable to common shareholders	$32,400	$0.51	$13,506	$0.20

Weighted average diluted shares outstanding		64,006		66,548

(1)	Reflects amounts attributable to non-controlling interests.

The following table sets forth the breakdown of revenue and gross margin by nature for the six months ended June 30:

(In thousands of U.S. dollars)	Revenue		Gross Margin
	2018	2017	2018	2017
Network Business
IMAX DMR	$63,214	$51,166	$43,063	$34,466
Joint revenue sharing arrangements - contingent rent	42,593	34,130	31,362	23,920
IMAX systems - contingent rent	—	1,478	—	1,478

	105,807	86,774	74,425	59,864

Theater Business
IMAX systems
Sales and sales-type leases(1)	30,118	23,067	18,508	12,944
Ongoing fees and finance income(2)	6,012	5,198	5,917	5,060
Joint revenue sharing arrangements – fixed fees	1,022	1,878	246	264
Theater system maintenance	25,047	21,949	11,292	8,683
Other theater	3,631	3,864	517	834

	65,830	55,956	36,480	27,785

New Business	3,723	2,591	436	(1,520)

Other
Film distribution and post-production	6,094	8,670	59	(665)
Other	1,875	2,423	(304)	(234)

	7,969	11,093	(245)	(899)

	$183,329	$156,414	$111,096	$85,230

(1)	Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions, and in 2018, includes the present value of estimates of variable consideration from equipment sales transactions.
(2)	Includes rental income from operating leases and finance income.

On January 1, 2018, the Company adopted ASC Topic 606, utilizing the modified retrospective transition method with a cumulative catch-up adjustment. As it is the first quarter after transition, the Company has not experienced any significant true up of its transition amounts. See note 3 “Adoption of ASC Topic 606, Revenue from Contracts with Customers, effective January 1, 2018” in the accompanying condensed consolidated financial statements in Item 1 for the Company’s revenue recognition policy. The following table presents the impacted financial statement line items in the Company’s condensed consolidated statement of operations:

	Six Months Ended June 30, 2018
(in thousands of U.S. dollars, except per share amounts)	Pre-adoption of ASC Topic 606	ASC Topic 606 Adjustments	As reported
Revenues	$182,148	$1,181	$183,329
Provision for income taxes	(7,828)	(260)	(8,808)
Net income	21,401	921	22,322
Less: net income attributable to non-controlling interests	(6,031)	(161)	(6,192)
Net income attributable to common shareholders	15,370	760	16,130
Net income per share attributable to common shareholders - basic and diluted	0.24	0.01	0.25

The following table presents the impact of ASC Topic 606 on the Company’s revenues by reportable segment:

	Six Months Ended June 30, 2018
	Pre-adoption of ASC Topic 606	ASC Topic 606 Adjustments	As reported
Network business
IMAX DMR	$63,214	$—	$63,214
Joint revenue sharing arrangements – contingent rent(1)	44,381	(1,788)	42,593
IMAX systems – contingent rent(1)	1,327	(1,327)	—

	108,922	(3,115)	105,807

Theater business
IMAX systems
Sales and sales-type leases(2)	23,498	6,620	30,118
Ongoing fees and finance income(3)	5,431	581	6,012
Joint revenue sharing arrangements – fixed fees(4)	3,927	(2,905)	1,022
Theater system maintenance	25,047	—	25,047
Other theater	3,631	—	3,631

	61,534	4,296	65,830

New business	3,723	—	3,723

Other
Film post-production	4,250	—	4,250
Film distribution	1,844	—	1,844
Other	1,875	—	1,875

	7,969	—	7,969

Total	$182,148	$1,181	$183,329

(1)	Contingent rent of $1.8 million related to theater systems under hybrid sales arrangements and $1.3 million related to theater systems under sales arrangements was recognized in the Company’s transition adjustment.
(2)	Variable consideration of $3.3 million relating to theater systems recognized as sales or hybrid sales was recognized as part of the System Obligation in the quarter and the fixed consideration recognized for theater systems installed under hybrid sales arrangements was reclassified from Joint revenue sharing arrangement – fixed fees as hybrid sales are no longer considered part of the Joint revenue sharing arrangement segment.
(3)	Finance income of $0.6 million was recognized on the future consideration related to contracts.
(4)	Fixed consideration of $2.9 million related to the recognition of theater systems under hybrid sales arrangements was reclassified to Sales and Sales-type leases.

Revenues and Gross Margin

The Company’s revenues for the six months ended June 30, 2018 increased by 17.2% to $183.3 million from $156.4 million for the six months ended June 30, 2017, primarily due to an increase in revenues from the Company’s network business and theater business segments. The gross margin across all segments in the six months ended June 30, 2018 was $111.1 million, or 60.6% of total revenue, compared to $85.2 million, or 54.5% of total revenue in the six months ended June 30, 2017.

Network Business

Gross box office generated by IMAX DMR films increased 22.4% to $588.8 million in the six months ended June 30, 2018 from $481.0 million in the six months ended June 30, 2017. In the six months ended June 30, 2018, gross box office was generated primarily by the exhibition of 33 films (24 new and 9 carryovers), as compared to 33 films (23 new and 10 carryovers) exhibited in the six months ended June 30, 2017.

Network business revenue increased by 21.9% to $105.8 million in the six months ended June 30, 2018 from $86.8 million in the six months ended June 30, 2017, due to stronger film performance. The gross margins experiences by the Company’s network business in the six months ended June 30, 2018 was $74.4 million, or 70.3% of network business revenue, compared to $59.9 million, or 69.0% in the six months ended June 30, 2017. The Company’s network business performance is impacted by box office performance, as well as other factors including the timing of a film release to the IMAX theater network, the commercial success of the film, the Company’s take rates under its DMR and joint revenue sharing arrangements, and the distribution window for the exhibition of films in the IMAX theater network. Other factors impacting performance include fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations.

IMAX DMR revenues increased 23.5% to $63.2 million in the six months ended June 30, 2018 from $51.2 million in the six months ended June 30, 2017, due to stronger gross box office performance. The gross margin from the IMAX DMR segment was $43.1 million and $34.5 million in the six months ended June 30, 2018 and 2017, respectively. Margin is a function of the costs associated with the respective films exhibited in the period, and can vary particularly with respect to marketing expenses.

Contingent rent revenues from joint revenue sharing arrangements increased to $42.6 million in the six months ended June 30, 2018 from $34.1 million in the six months ended June 30, 2017 largely due to stronger box office performance and continued network growth. The Company ended the current period with 738 theaters operating under joint revenue sharing arrangements, as compared to 671 theaters at the end of the six months ended June 30, 2017, an increase of 10.0%. Gross box office generated by the joint revenue sharing arrangements was 21.0% higher at $314.0 million in the six months ended June 30, 2018 from $259.5 million in the six months ended June 30, 2017.

The gross margin from joint revenue sharing arrangements increased by 31.1% to $31.4 million in the six months ended June 30, 2018 from $23.9 million in the six months ended June 30, 2017. Included in the calculation of gross margin for the six months ended June 30, 2018 were certain advertising, marketing and commission costs primarily associated with new theater launches of $1.2 million, as compared to $1.2 million during the six months ended June 30, 2017.

Contingent rent revenue from IMAX systems consists of variable payments received in excess of the fixed minimum ongoing payments which are primarily driven by box office performance reported by theater operators. On January 1, 2018, the Company adopted ASC Topic 606, in accordance with the updated revenue recognition policy as discussed in note 3 of the accompanying condensed consolidated financial statements in Item 1. Contingent rent revenue is no longer recognized over the time period of the contract for theater systems under sales arrangements, therefore the Company expects this revenue stream to be minimal on a go-forward basis. Contingent rent revenue of $1.5 million was recognized in the six months ended June 30, 2017.

Theater Business

The primary drivers of this line of business are theater system installations and the Company’s maintenance contract that accompany each theater installation. In the six months ended June 30, 2018, theater business revenue increased $9.8 million, or 17.6% to $65.8 million as compared to $56.0 million in six months ended June 30, 2017. The increase in theater business revenue is primarily due to:

•	5 more installations systems under sales and sales-type lease arrangements; and

•	1 geographic relocation of a theater system under a sales arrangement; partially offset by

•	2 fewer theater systems contracted as a hybrid joint revenue sharing lease arrangement; and

•	2 fewer installations of a system upgrade.

Theater business gross margin increased 31.3% to $36.5 million in the six months ended June 30, 2018, as compared to $27.8 million in the six months ended June 30, 2017, primarily due to an increase in installations of systems under sales and sales-type leases.

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

	2018		2017
	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX digital theater systems — installed and recognized
Sales and sales-types lease arrangements(1)	22	$29,080	17	$20,192
Joint revenue sharing arrangements — hybrid(2)	2	1,044	4	1,896

Total new theater systems	24	30,124	21	22,088

IMAX digital theater system upgrades — installed and recognized
Sales and sales-types lease arrangements	—	—	2	2,636

Total upgraded theater systems	—	—	2	2,636

Total theater systems installed and recognized	24	$30,124	23	$24,724

(1)	Upon adoption of the new revenue recognition standard, the arrangements for the sale of projection systems include indexed minimum payment increases over the term of the arrangement, as well as provision for additional payments in excess of the minimum agreed payments in situations where the theater exceeds certain box office thresholds. As a result of including an estimate of variable consideration upon recognition of a theater system under a sales arrangement, the revenues presented for the six months ended June 30, 2018, are $3.3 million higher than under the prior revenue recognition standard.
(2)	Upon adoption of the new revenue recognition standard, the Company has reclassified hybrid sales arrangements to sales arrangements since the total consideration received and the revenue recognition timing at transfer of control of the assets now very closely resemble those of the traditional sale arrangements. On a go forward basis, this arrangement type will only reflect hybrid lease arrangements.

The average revenue per full, new theater system under a sales and sales-type lease arrangement varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors. Average revenue per full, new theater system under a sales and sales-type lease arrangement was $1.3 million for the six months ended June 30, 2018, as compared to $1.2 million in the six months ended June 30, 2017. The average revenue per full, new theater system under a sales and sales-type lease arrangement varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors. The higher average value is driven by the recognition of variable consideration at the time of recognition versus over the term of the arrangement.

Theater system maintenance revenue increased 14.1% to $25.0 million in the six months ended June 30, 2018 from $21.9 million in the six months ended June 30, 2017. Theater system maintenance gross margin was $11.3 million in the six months ended June 30, 2018 versus $8.7 million in the six months ended June 30, 2017. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Ongoing fees and finance income was $6.0 million in the six months ended June 30, 2018 compared to $5.2 million in the six months ended June 30, 2017. Gross margin for ongoing rent and finance income increased to $5.9 million in the six months ended June 30, 2018 from $5.1 million in the six months ended June 30, 2017. The costs associated with ongoing fees are minimal as it usually consists of depreciation on the Company’s theaters under operating lease agreements and/or marketing.

Other theater revenue decreased to $3.6 million in the six months ended June 30, 2018 as compared to $3.9 million in the six months ended June 30, 2017. Other theater revenue primarily includes revenue generated from the Company’s after-market sales of projection system parts and 3D glasses. The gross margin recognized from other theater revenue was $0.5 million in the six months ended June 30, 2018 as compared to $0.8 million in the six months ended June 30, 2017.

New Business

Revenue earned from the Company’s new business initiatives was $3.7 million and the new business segment experienced gross margin of $0.4 million in the six months ended June 30, 2018, as compared to $2.6 million and a margin loss of $1.5 million in the six months ended June 30, 2017. The increase in revenue is mainly related to the final contractual payment owed to IMAX related to the previously announced IMAX VR camera, compared to the six months ended June 30, 2017, and the performance of the Company’s other new business initiatives, as compared to the prior year comparative period.

The Company is evaluating its new business initiatives separately from its core business as the nature of its activities is separate and distinct from its ongoing operations and as a result views it helpful to discuss items beyond that of gross margin. The Company recognized a net loss before tax from its new business initiatives for the six months ended June 30, 2018 of $0.9 million, which includes amortization of $1.9 million, income tax of $0.1 million and an equity loss of $0.3 million. In addition, the loss includes selling, general and administrative costs of $0.9 million and research and development costs of $0.2 million. In the prior year comparative period, a net loss of $9.9 million, which includes amortization of $0.8 million, restructuring charges and associated impairments of $3.4 million, an equity loss of $0.5 million, selling, general and administrative expenses of $1.1 million and research and development costs of $3.5 million.

Other

Film distribution and post-production revenues was $6.1 million in the six months ended June 30, 2018 versus $8.7 million in the six months ended June 30, 2017, primarily due to a decrease in film distribution revenue from IMAX original films. Film distribution and post-production gross margin was of $0.1 million in the six months ended June 30, 2018 as compared to a loss of $0.7 million in the six months ended June 30, 2017, primarily due to a charge of $4.6 million against film assets in the six months ended June 30, 2017. In 2017, the Company reviewed the carrying value of certain documentary film assets as a result of lower than expected revenue being generated during the period, and subsequently revised expectations for future revenues, resulting in an impairment charge of $1.2 million. There were no such charges incurred in the six months ended June 30, 2018.

Other revenue decreased to $1.9 million in the six months ended June 30, 2018, as compared to $2.4 million in the six months ended June 30, 2017. Other revenue primarily includes revenue generated from the Company’s theater operations and camera rental business. The decrease in revenue is primarily the result of a decrease in camera revenues in the six months ended June 30, 2018, as compared to the prior year comparative period.

The gross margin recognized from other revenue was a loss of $0.3 million in the six months ended June 30, 2018, as compared to loss of $0.2 million in the six months ended June 30, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $60.7 million in the six months ended June 30, 2018, as compared to $59.5 million in the six months ended June 30, 2017, due to the Company’s cost-savings initiatives, primarily as a result of normalizing the Company’s marketing spending. Selling, general and administrative expenses excluding the impact of stock-based compensation were $50.0 million in the six months ended June 30, 2018, as compared to $48.5 million in the six months ended June 30, 2017.

The following reflects the significant items impacting selling, general and administrative expenses as compared to the prior year comparative period:

	2018	2017	2018 versus 2017
Staff costs	$29,982	$32,005	$(2,023)	(6.3)%
Stock-based compensation	10,659	10,998	(339)	(3.1)%
Marketing	4,444	2,635	1,809	68.7%
Foreign exchange	1,080	(192)	1,272	(662.5)%
Other general corporate expenditures	14,526	14,085	441	3.1%

Total	$60,691	$59,531	$1,160	1.9%

Staff costs presented above are related to the Company’s core business and include salaries and benefits.

Other general corporate expenditures include professional fees, travel and entertainment. Selling, general and administrative expenses also includes asset impairment charges and write-offs, if any, and miscellaneous items, other than interest.

Research and Development

Research and development expenses decreased to $7.5 million in the six months ended June 30, 2018 compared to $10.0 million in the six months ended June 30, 2017. The decrease is primarily due to lower spending on new business initiatives compared to the six months ended June 30, 2017.

The Company intends for additional research and development to continue through 2018, as the Company continues to support the development and roll-out of IMAX with Laser, the Company’s next generation laser-based projection system, which is targeted primarily for screens in commercial multiplexes. A significant portion of the Company’s research and development efforts over the past several years have been focused on IMAX with Laser, which the Company believes delivers increased resolution, sharper and brighter images, deeper contrast as well as the widest range of colors available to filmmakers today. The Company expects that research and development expense will decrease in 2019, following the initial roll-out of IMAX with Laser.

The Company also intends to continue research and development in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, developing more IMAX cameras, enhancing the Company’s image quality, expanding the applicability of the Company’s digital technology in both theater and home entertainment, improvements to the DMR process and the ability to deliver DMR releases digitally to its theater network, without the requirement for hard drives.

Asset impairments

During the six months ended June 30, 2017, the Company identified and wrote off $1.2 million pertaining to a certain loan that is no longer considered collectible. No such charge was recognized in the current year comparative period.

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.8 million in the six months ended June 30, 2018 as compared to a net provision of $1.1 million in the six months ended June 30, 2017.

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

Interest Income and Expense

Interest income was $0.5 million in the six months ended June 30, 2018, as compared to $0.5 million in the six months ended June 30, 2017.

Interest expense was $1.3 million in the six months ended June 30, 2018, as compared to $0.9 million in the six months ended June 30, 2017. Included in interest expense is the amortization of deferred finance costs in the amount of $0.6 million in the six months ended June 30, 2018 as compared to $0.3 million in the six months ended June 30, 2017. Included in this amount is $0.3 million of deferred finance costs relating to the prior Credit Facility written off as a result of the new Credit Facility. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Legal arbitration award

In the six months ended June 30, 2018, the Company recorded a charge of $7.5 million for a legal arbitration award related to one of the Company’s litigation matters from 2006. For additional information, refer to note 9(a) in Item 1 of the Company’s Form 10-Q.

Exit costs, restructuring charges and associated impairments

Exit costs, restructuring charges and associated impairments were $1.2 million in the six months ended June 30, 2018 which is comprised of employee severance costs. In the six months ended June 30, 2017 an expense of $10.3 million was recognized. Restructuring charges for the six months ended June 30, 2017 comprised of employee severence costs, costs of consolidating facilities and contract termination costs totalled $4.7 million. Associated impairments related to certain exit activities were $5.6 million.

Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, including the impact of the Tax Act, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations.

As at June 30, 2018, the Company had a gross deferred income tax asset of $24.6 million, against which the Company is carrying a $0.2 million valuation allowance. For the six months ended June 30, 2018, the Company recorded an income tax provision of $8.1 million, which included a provision of $0.5 million related to its provision for uncertain tax positions. In addition, included in the provision for income taxes was a $1.2 million provision related to stock-based compensation costs recognized in the period as the tax deduction was less than the cumulative book expense recorded.

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

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. As at June 30, 2018, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2017 — $nil). The Company’s accumulated losses in excess of its equity investment were $2.2 million as at June 30, 2018. For the six months ended June 30, 2018, gross revenues, cost of revenue and net loss for the Company’s investments were $1.5 million, $1.7 million and $1.0 million, respectively (2017 — $0.5 million, $1.8 million and $1.4 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.3 million six months ended June 30, 2018, compared to $0.5 million experienced in the six months ended June 30, 2017.

Non-Controlling Interests

The Company’s condensed consolidated financial statements include the non-controlling interest in the net income of IMAX China as well as the impact of a non-controlling interest in its subsidiary created for the Original Film Fund activity. For the six months ended June 30, 2018, the net income attributable to non-controlling interests of the Company’s subsidiaries were $6.2 million (2017 — $2.6 million).

LIQUIDITY AND CAPITAL RESOURCES

On June 28, 2018, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as agent, and a syndicate of lenders party thereto. The Credit Agreement expands the Company’s revolving borrowing capacity from $200.0 million to $300.0 million, and also contains an uncommitted accordion feature allowing the Company to further expand its borrowing capacity to $440.0 million or greater, depending on the mix of revolving and term loans comprising the incremental facility. The new facility (the “Credit Facility”) matures on June 28, 2023.

The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries (the “Guarantors”), and are secured by first-priority security interests in substantially all the assets of the Company and the Guarantors.

At closing, the Company did not have any amounts drawn under the new Credit Facility. Subsequent to June 30, 2018, the Company borrowed under the Credit Facility to repay outstanding term loan debt in connection with its Playa Vista headquarters. In addition, the Company intends to use the proceeds under the facility to finance ongoing working capital requirements and for other general corporate purposes. The Credit facility, coupled with recurring cash generated by the Company’s theater network, is expected to provide enhanced flexibility as the Company continues with the global expansion of its business and pursues other avenues to increase shareholder value.

Total amounts drawn and available under the Credit Facility at June 30, 2018 were $nil and $300.0 million, respectively (December 31, 2017 – $nil and $200.0 million, respectively). Subsequent to June 30, 2018, the Company borrowed $30.0 million under the Credit Facility to fully repay the Playa Vista Loan, as well as fund working capital requirements.

The Credit Facility provides that the Company is required at all times to maintain a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.25:1.0. The Company was in compliance with this requirement at June 30, 2018. The Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) was 0.00:1 as at June 30, 2018, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments net of up to $75.0 million in unrestricted cash and cash equivalents outside of the People’s Republic of China (“PRC”), and was $nil. Adjusted EBITDA per Credit Facility is calculated as follows:

Adjusted EBITDA per Credit Facility:	For the Three Months Ended June 30, 2018		For the Twelve Months Ended June 30, 2018(1)
(In thousands of U.S. Dollars)
Net income	$10,255		$33,918
Add (subtract):
Provision for income taxes	3,635		25,002
Interest expense, net of interest income	608		1,388
Depreciation and amortization, including film asset amortization	14,513		69,488

EBITDA	$29,011		$129,796
Stock and other non-cash compensation	6,779		23,141
Write-downs, net of recoveries including asset impairments and receivable provisions	650		18,099
Exit costs, restructuring charges and associated impairments	456		7,074
Legal arbitration award	7,500		7,500
Loss from equity accounted investments	100		489

Adjusted EBITDA before non-controlling interests	$44,496		$186,099
Adjusted EBITDA attributable to non-controlling interests(2)	(5,014)		(24,404)

Adjusted EBITDA per Credit Facility	$39,482	*	$161,695	*

Adjusted EBITDA per Credit Facility, excluding impact from “Marvel’s Inhumans”	$39,489	*	$148,930	*

*

Adjusted EBITDA per Credit Facility of $39.5 million and $161.7 million for the three and twelve months ended June 30, 2018 respectively, includes the impact of the Company’s investment in “Marvel’s Inhumans”, which resulted in a less than $0.1 million and $12.2 million loss, respectively. However, as permitted by the Credit Facility, this loss was offset by addbacks of $nil and $13.3 million for amortization and by addbacks of $nil and $11.7 million for impairment charges relating to the investment, in each case for the three and twelve months ended June 30, 2018, respectively. The net effect of these addbacks was to increase Adjusted EBITDA per Credit Facility by less than $0.1 million and $12.8 million for the three and twelve months ended June 30, 2018, respectively. This investment represents the Company’s first foray into a commercial television property, and therefore the Adjusted EBITDA per Credit Facility metric presented above may not be reflective of the Company’s typical operational activity. Further, the Company does not yet know whether it will make similar investments in the future. As a result, the Company is also presenting Adjusted EBITDA per Credit Facility excluding the impact of “Marvel’s Inhumans” to better facilitate comparisons to prior and future periods.

(1)	Senior Secured Net Leverage Ratio calculated using twelve months ended Adjusted EBITDA per Credit Facility.
(2)	The Adjusted EBITDA per Credit Facility calculation includes the reduction in Adjusted EBITDA per Credit Facility from the Company’s non-controlling interests.

Playa Vista Financing

In 2014, IMAX PV Development Inc., (“PV Borrower”) a wholly-owned subsidiary of the Company, entered into a loan agreement with Wells Fargo to principally fund the costs of development and construction of the Company’s new West Coast headquarters, located in the Playa Vista neighborhood of Los Angeles, California (the “Playa Vista Loan”).

The Playa Vista project, the Playa Vista Loan was fully drawn at $30.0 million and bore interest at a variable rate per annum equal to 2.0% above the 30-day LIBOR rate. The Playa Vista Loan was being amortized over 15 years. The Playa Vista Loan was fully due and payable on October 19, 2025 (the “Maturity Date”) and could be prepaid at any time without premium, but with all accrued interest and other applicable payments.

Total amount drawn under the Playa Vista Loan as at June 30, 2018 was $24.7 million (December 31, 2017 — $25.7 million). Under the Playa Vista Loan, the effective interest rate for the three and six months ended June 30, 2018 was 4.02% and 3.86%, respectively (2017 — 3.08% and 2.97%, respectively).

Subsequent to June 30, 2018, the Company extinguished the Playa Vista Loan by borrowing from its Credit Facility.

Working Capital Loan

Subsequent to June 30, 2018, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), the Company’s majority-owned subsidiary in China, entered into an unsecured revolving facility for up to RMB 200.0 million (approximately USD $30.0 million) to fund ongoing working capital requirements.

Letters of Credit and Other Commitments

As at June 30, 2018, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2017 — $nil), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at June 30, 2018, the Company has letters of credit outstanding and advance payment guarantees outstanding of $0.1 million (December 31, 2017 — $nil), under the Bank of Montreal Facility.

Cash and Cash Equivalents

As at June 30, 2018, the Company’s principal sources of liquidity included cash and cash equivalents of $133.0 million, the Credit Facility, anticipated collection from trade accounts receivable of $113.5 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $27.1 million and payments expected in the next 12 months on existing backlog deals. As at June 30, 2018, the Company did not have any amount drawn on the Credit Facility (remaining availability of $300.0 million), and the Company had $24.7 million drawn on the Playa Vista Loan. There were no letters of credit and advance payment guarantees outstanding under the Credit Facility and $0.1 million under the Bank of Montreal Facility. Cash held outside of North America as at June 30, 2018 was $121.3 million (December 31, 2017 — $119.4 million), of which $44.7 million was held in the PRC (December 31, 2017 — $32.6 million). The Company’s intent is to permanently reinvest these amounts outside of Canada and the Company does not currently anticipate that it will need funds generated from foreign operations to fund North American operations. In the event funds from foreign operations are needed to fund operations in North America and if withholding taxes have not already been previously provided, the Company would be required to accrue and pay these additional withholding tax amounts on repatriation of funds from China to Canada. The Company currently estimates this amount to be $8.2 million.

During the six months ended June 30, 2018, the Company used cash of $25.7 million. The Company used cash of $18.8 million to fund capital expenditures, to build equipment for use in joint revenue sharing arrangements, to purchase other intangible assets and to purchase property, plant and equipment. Based on management’s current operating plan for 2018, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements, to fund DMR agreements with studios, and to potentially make share repurchases. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of 22 new theater systems under joint revenue sharing arrangements during the six months ended June 30, 2018, which were capitalized by the Company.

In 2017, the Company’s Board of Directors of a new share repurchase program which authorizes the repurchase of up to $200.0 million of its common shares by June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the six months ended June 30, 2018, the Company repurchased 2,154,689 common shares at an average price of $21.54 per share. The retired shares were repurchased for $46.5 million.

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

Cash provided by operating activities amounted to $46.7 million for the six months ended June 30, 2018. Changes in other non-cash operating assets as compared to December 31, 2017 include:

•	a decrease of $16.2 million in accounts receivable resulting from cash receipts in the period partially offset by amounts billed;

•	a decrease of $3.2 million in financing receivables primarily due a fluctuation in foreign currency rates and ongoing minimum rent payments received, offset by the installation and recognition of IMAX theater systems under sales or sales-type lease arrangements offset by ongoing minimum rent payments received;

•	an increase of $9.9 million in inventories as the build-up of inventory for future IMAX theater system installations under sales or sales-type lease arrangements exceeded amounts relieved from inventory for systems recognized and service parts used;

•	an increase of $1.9 million in prepaid expenses due to advance payments related to employee benefits; and

•	an increase of $0.4 million in other assets which primarily reflects a change in commission and other deferred selling expenses;

Changes in other operating liabilities as compared to December 31, 2017 include: a decrease in accounts payable of $9.2 million due to timing of payments; and a decrease in deferred revenue of $3.0 million related to amounts relieved from deferred revenue related to theater system installations offset by backlog payments received in the current period, and an increase of $4.7 million in accrued liabilities primarily due to the legal arbitration award and timing of payments.

Investing Activities

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, other intangible assets and investments in film assets were $37.0 million for the six months ended June 30, 2018 as compared to $49.5 million for the six months ended June 30, 2017. The Company expects its investment in capital expenditures to remain fairly consistent as the nature of these cash outlays in particular, joint revenue sharing arrangements and film assets, exist to strengthen operational performances.

Net cash used in investing activities amounted to $18.8 million in six months ended June 30, 2018, which includes purchases of $8.6 million in property, plant and equipment, an investment in joint revenue sharing equipment of $8.6 million and an investment in other intangible assets of $1.7 million, primarily related to expanding the functionality of the Company’s enterprise resource planning system.

Financing Activities

Net cash used in financing activities in the six months ended June 30, 2018 amounted to $54.0 million as compared to net cash provided by financing activities of $52.4 million in the six months ended June 30, 2017. In the six months ended June 30, 2018, the Company paid $46.5 million for the repurchase of common shares under the Company’s share repurchase program, $6.2 million to purchase treasury stock for the settlement of restricted share units and options and $1.3 million of taxes withheld and paid on vested employee stock awards. In addition, the Company also made repayments of $1.0 million under the Playa Vista Loan and paid $2.0 million in fees related to its amended Credit Facility. The Company paid a $4.6 million dividend to the non-controlling interest shareholders of IMAX China. These cash outlays were offset by $6.7 million received from third party capital contributions to the Original Film Fund and the VR Fund and $0.8 million received from the issuance of common shares resulting from stock option exercises.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of June 30, 2018 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	1 Year	> 1 - 3 years	> 3 - 5 years	Thereafter
Purchase obligations(1)	$39,830	$39,830	$—	$—	$—
Pension obligations(2)	20,076	—	20,076	—	—
Operating lease obligations(3)	21,943	3,102	5,151	2,757	10,933
Playa Vista Loan(4)	24,667	1,000	4,000	4,000	15,667
Postretirement benefits obligations	4,175	393	1,068	884	1,830

	$110,691	$44,325	$30,295	$7,641	$28,430

(1)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
(2)	The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2019), although Mr. Gelfond has not informed the Company that he intends to retire at that time.
(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s property in New York and at the various owned and operated theaters.
(4)	The Playa Vista Loan was fully due and payable on October 19, 2025. Subsequent to June 30, 2018, the Company has subsequently extinguished the Playa Vista Loan using borrowings from its new Credit Facility.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering Mr. Gelfond. As at June 30, 2018, the Company had an unfunded and accrued projected benefit obligation of approximately $19.2 million (December 31, 2017 — $19.0 million) in respect of the SERP.

Pursuant to an employment agreement dated November 8, 2016, the term of Mr. Gelfond’s employment was extended through December 31, 2019, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating his entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at June 30, 2018, the Company had an unfunded benefit obligation of $1.6 million (December 31, 2017 — $1.7 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors, upon retirement. As at June 30, 2018, the Company had an unfunded benefit obligation of $0.7 million (December 31, 2017 — $0.7 million).

The Company also maintains a Retirement Plan covering Greg Foster, CEO of IMAX Entertainment and Senior Executive Vice President of the Company. The Company has agreed to make a total contribution of $3.2 million pursuant to a schedule set forth in Mr. Foster’s employment agreement. The Retirement Plan is subject to a vesting schedule based on continued employment with the Company, and will vest in 25% increments on July 2 of 2019, 2022, 2025 and 2027, but will vest in full if Mr. Foster’s employment terminates under specified circumstances, including if the Company terminates his employment without cause, if he resigns for good reason, or if the Company does not offer to renew Mr. Foster’s employment on terms substantially similar to those set forth in his current employment agreement and, as a result, Mr. Foster incurs a separation from service. As at June 30, 2018, the Company had an unfunded benefit obligation recorded of $1.3 million (December 31, 2017 — $1.0 million).

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In addition, IMAX films generate box office in 79 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. dollar could have an impact on the Company’s reported gross box office and revenues. The Company has incoming cash flows from its revenue generating theaters and ongoing operating expenses in China through its majority-owned subsidiary IMAX (Shanghai) Multimedia Technology Co., Ltd. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net Renminbi and Japanese Yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Renminbi, Japanese Yen, Euros and Canadian dollars.

The Company manages its exposure to foreign exchange rate risks through the Company’s regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

Certain of the Company’s subsidiaries, held approximately 295.8 million Renminbi ($44.7 million U.S dollars) in cash and cash equivalents as at June 30, 2018 (December 31, 2017 — 213.0 million Renminbi or $32.6 million U.S. dollars) and are required to transact locally in Renminbi. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administrative of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the China government are beyond the control of the Company, however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements.

For the three and six months ended June 30, 2018, the Company recorded a foreign exchange net loss of $1.0 million and a net loss $1.1 million, respectively as compared to a foreign exchange net gain of $0.2 million and net gain of $0.2 million, respectively for the three and six months ended June 30, 2017, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2018 and 2019. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statements of operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. All foreign currency forward contracts held by the Company as at June 30, 2018, are designated and qualify as foreign currency cash flow hedging instruments. For foreign currency cash flow hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statements of operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statements of operations. The notional value of foreign currency cash flow hedging instruments at June 30, 2018 was $43.4 million (December 31, 2017 — $35.2 million). A loss of $0.7 million and a loss of $1.7 million was recorded to Other Comprehensive Income with respect to the change in fair value of these contracts for the three and six months ended June 30, 2018, respectively (2017 — gain of $0.8 million and gain of $1.1 million, respectively). A gain of $0.1 million and a gain of $0.3 million was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses for the three and six months ended June 30, 2018, respectively (2017 — gain of $0.1 million and loss of $0.2 million, respectively). The Company’s estimated net amount of the existing losses as at June 30, 2018 is $0.2 million, which is expected to be reclassified to earnings within the next twelve months.

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

At June 30, 2018, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros translated into U.S. dollars was $86.2 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2018, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $8.6 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% appreciation or depreciation in foreign currency exchange rates at June 30, 2018, the potential change in the amount of selling, general, and administrative expenses would be $0.2 million.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at June 30, 2018, the Company had not drawn down on its Credit Facility (December 31, 2017 — $nil).

As at June 30, 2018, the Company had drawn down $24.7 million on its Playa Vista Loan (December 31, 2017 — $25.7 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in the LIBOR. The Company had variable rate debt instruments representing 9.6% and 9.8% of its total liabilities at June 30, 2018 and December 31, 2017, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at June 30, 2018.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at June 30, 2018 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s common stock repurchase program activity for the three months ended June 30, 2018 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Maximum value of shares that may yet be purchased under the program
April 1 through April 30, 2018	20,100	$19.56	20,100	$186,222,966
May 1 through May 31, 2018	1,243,155	22.28	1,243,155	158,526,337
June 1 through June 30, 2018	237,210	20.81	237,210	153,590,812

Total	1,500,465	$22.01	1,500,465

(1)	In 2017, the Company’s Board of Directors approved a new $200.0 million share repurchase program for shares of the Company’s common stock. The share repurchase program expires on June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time.

The total number of shares purchased during the three months ended June 30, 2018 does not include any shares received in the administration of employee share-based compensation plans. The Company has $153.6 million available under its approved new repurchase program.

Item 6. Exhibits

Exhibit No.	Description

10.38	Fifth Amended and Restated Credit Agreement, dated June 28, 2018, by and between IMAX Corporation, the Guarantors referred to therein, the Lenders referred to therein, and Wells Fargo Bank, National Association, as Administrative Agent.

10.39	Form of Director Indemnification Agreement

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated July 25, 2018, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated July 25, 2018, by Patrick McClymont.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated July 25, 2018, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated July 25, 2018, by Patrick McClymont.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: July 25, 2018	By:	/s/ PATRICK MCCLYMONT
Patrick McClymont
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: July 25, 2018	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)