Form 10-Q
period 2018-09-30
IMAX CORP
filed 2018-10-25
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2018
Common stock, no par value	62,585,192

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

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$133,615	$158,725
Accounts receivable, net of allowance for doubtful accounts of $3,192 (December 31, 2017 — $1,613)	106,117	130,546
Financing receivables	126,318	129,494
Inventories	52,614	30,788
Prepaid expenses	10,442	7,549
Film assets	16,220	5,026
Property, plant and equipment	276,090	276,781
Other assets	55,173	26,757
Deferred income taxes	27,326	30,708
Other intangible assets	30,688	31,211
Goodwill	39,027	39,027

Total assets	$873,630	$866,612

Liabilities
Bank indebtedness	$17,625	$25,357
Accounts payable	15,445	24,235
Accrued and other liabilities	104,983	100,140
Deferred revenue	114,075	113,270

Total liabilities	252,128	263,002

Commitments and contingencies
Non-controlling interests	8,029	1,353

Shareholders’ equity
Capital stock common shares — no par value. Authorized — unlimited number. 62,760,262 issued and 62,585,192 outstanding (December 31, 2017 — 64,902,201 issued and 64,695,550 outstanding)	431,290	445,797
Less: Treasury stock, 175,070 shares at cost (December 31, 2017 — 206,651)	(3,597)	(5,133)
Other equity	184,133	175,300
Accumulated deficit	(70,888)	(87,592)
Accumulated other comprehensive loss	(4,185)	(626)

Total shareholders’ equity attributable to common shareholders	536,753	527,746
Non-controlling interests	76,720	74,511

Total shareholders’ equity	613,473	602,257

Total liabilities and shareholders’ equity	$873,630	$866,612

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Equipment and product sales	$25,301	$30,714	$60,182	$63,593
Services	39,440	49,817	138,971	133,264
Rentals	14,479	15,849	57,805	51,143
Finance income	2,888	2,420	8,479	7,214

	82,108	98,800	265,437	255,214

Costs and expenses applicable to revenues
Equipment and product sales	14,099	14,270	29,620	32,352
Services	18,824	37,763	62,808	79,678
Rentals	6,994	6,899	19,722	18,086
	39,917	58,932	112,150	130,116

Gross margin	42,191	39,868	153,287	125,098
Selling, general and administrative expenses (including share-based compensation expense of $4.8 million and $15.5 million for the three and nine months ended September 30, 2018 (2017 — $5.2 million and $16.2 million, respectively))	26,780	25,540	87,471	85,071
Research and development	4,028	4,626	11,542	14,638
Asset impairments	—	—	—	1,225
Amortization of intangibles	1,039	802	2,896	2,182
Receivable provisions, net of recoveries	861	963	1,667	2,088
Legal arbitration award	—	—	7,500	—
Exit costs, restructuring charges and associated impairments	—	3,437	1,158	13,695

Income from operations	9,483	4,500	41,053	6,199
Interest income	631	253	1,121	761
Interest expense	(958)	(528)	(2,303)	(1,418)

Income from operations before income taxes	9,156	4,225	39,871	5,542
Provision for income taxes	(1,452)	(1,009)	(9,540)	(885)
Loss from equity-accounted investments, net of tax	(202)	(318)	(507)	(837)

Net income	7,502	2,898	29,824	3,820
Less: net income attributable to non-controlling interests	(2,482)	(3,748)	(8,674)	(6,307)

Net income (loss) attributable to common shareholders	$5,020	$(850)	$21,150	$(2,487)

Net income (loss) per share attributable to common shareholders—basic and diluted:
Net income (loss) per share — basic and diluted	$0.08	$(0.01)	$0.33	$(0.04)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$7,502	$2,898	$29,824	$3,820

Unrealized net gain (loss) from cash flow hedging instruments	506	1,366	(1,180)	2,451
Realization of cash flow hedging net gain upon settlement	(47)	(717)	(379)	(533)
Foreign currency translation adjustments	(2,593)	1,080	(3,544)	2,842

Other comprehensive (loss) income, before tax	(2,134)	1,729	(5,103)	4,760
Income tax (expense) benefit related to other comprehensive (loss) income	(120)	(170)	408	(502)

Other comprehensive (loss) income, net of tax	(2,254)	1,559	(4,695)	4,258

Comprehensive income	5,248	4,457	25,129	8,078
Less: Comprehensive income attributable to non-controlling interests	(1,651)	(4,092)	(7,538)	(7,211)

Comprehensive income attributable to common shareholders	$3,597	$365	$17,591	$867

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash provided by (used in):
Operating Activities
Net income	$29,824	$3,820
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	41,984	39,767
Write-downs, net of recoveries	2,541	25,620
Change in deferred income taxes	(2,849)	(5,145)
Stock and other non-cash compensation	18,240	18,916
Unrealized foreign currency exchange loss (gain)	406	(863)
Loss from equity-accounted investments	209	539
Loss on non-cash contribution to equity-accounted investees	298	298
Investment in film assets	(22,240)	(30,686)
Changes in other non-cash operating assets and liabilities	(343)	11,153

Net cash provided by operating activities	68,070	63,419

Investing Activities
Purchase of property, plant and equipment	(7,367)	(16,356)
Investment in joint revenue sharing equipment	(22,710)	(35,538)
Acquisition of other intangible assets	(3,198)	(3,939)
Investment in new business ventures	—	(1,500)

Net cash used in investing activities	(33,275)	(57,333)

Financing Activities
Increase in bank indebtedness	35,000	—
Repayment of bank indebtedness	(40,667)	(1,500)
Repurchase of common shares	(46,452)	(46,138)
Treasury stock purchased for future settlement of restricted share units	(3,597)	(4,386)
Taxes withheld and paid on employee stock awards vested	(1,437)	(218)
Settlement of restricted share units and options	(2,567)	(15,366)
Issuance of subsidiary shares to a non-controlling interest	7,546	—
Common shares issued—stock options exercised	1,017	14,419
Dividend paid to non-controlling shareholders	(6,934)	—
Credit facility amendment fees paid	(1,909)	—

Net cash used in financing activities	(60,000)	(53,189)

Effects of exchange rate changes on cash	95	52

Decrease in cash and cash equivalents during period	(25,110)	(47,051)
Cash and cash equivalents, beginning of period	158,725	204,759

Cash and cash equivalents, end of period	$133,615	$157,708

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Adjustments to capital stock:
Balance, beginning of period	$426,367	$440,054	$440,664	$437,274
Average carrying value of repurchased and retired common shares	—	—	(14,794)	(11,884)
Shares held in treasury	1,038	1,026	1,535	(2,447)
Fair value of stock options exercised at the grant date	70	—	70	3,444
Employee stock options exercised	218	—	218	14,419
Issuance of common shares for vested restricted share units	—	—	—	274

Balance, end of period	427,693	441,080	427,693	441,080

Adjustments to other equity:
Balance, beginning of period	179,767	169,301	175,300	177,304
Employee stock options granted	1,550	1,222	4,393	4,216
Paid-in capital for restricted share units granted	4,013	4,731	12,753	13,621
Paid-in capital for restricted share units vested	(1,127)	(1,730)	(9,042)	(9,797)
Cash received from the issuance of common shares in excess of par value	—	—	799	—
Fair value of stock options exercised at the grant date	(70)	—	(70)	(3,444)
Paid-in capital for non-employee stock options granted and vested	—	—	—	17
Stock exercised from treasury shares	—	—	—	(8,393)

Balance, end of period	184,133	173,524	184,133	173,524

Adjustments to accumulated deficit:
Balance, beginning of period	(75,908)	(91,573)	(87,592)	(47,366)
Retrospective adoption of ASC Topic 606, Revenue from Contracts with Customers (Note 3)	—	—	27,213	—
Net income (loss) attributable to common shareholders	5,020	(850)	21,150	(2,487)
Common shares repurchased and retired	—	—	(31,659)	(34,256)
Retrospective adoption of ASC Topic 740, Intra-entity transfers	—	—	—	(8,314)

Balance, end of period	(70,888)	(92,423)	(70,888)	(92,423)

Adjustments to accumulated other comprehensive loss:
Balance, beginning of period	(2,762)	(3,061)	(626)	(5,200)
Other comprehensive (loss) income, net of tax	(1,423)	1,215	(3,559)	3,354

Balance, end of period	(4,185)	(1,846)	(4,185)	(1,846)

Adjustments to non-controlling interest:
Balance, beginning of period	76,981	65,274	74,511	59,562
Retrospective adoption of ASC Topic 606, Revenue from Contracts with Customers (Note 3)	—	—	735	—
Net income attributable to non-controlling interests	2,881	3,795	9,544	8,947
Other comprehensive (loss) income, net of tax	(831)	344	(1,136)	904
Dividends paid to non-controlling shareholders	(2,311)	—	(6,934)	—

Balance, end of period	76,720	69,413	76,720	69,413

Total Shareholders’ Equity	$613,473	$589,748	$613,473	$589,748

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

The Company has ten film production companies that are VIEs. For five of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. The majority of these consolidated assets are held by the IMAX Original Film Fund (the “Original Film Fund”) and the IMAX Virtual Reality Fund (the “VR Fund”) as described in note 15(b). For the other five film production companies which are VIEs, the Company does not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company used the equity method of accounting for these entities. A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statements of operations.

Total assets and liabilities of the Company’s consolidated VIEs are as follows:

	September 30, 2018	December 31, 2017
Total assets	$15,099	$7,539
Total liabilities	$14,591	$7,178

Total assets and liabilities of the VIE entities which the Company does not consolidate are as follows:

	September 30, 2018	December 31, 2017
Total assets	$448	$448
Total liabilities	$378	$388

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

In September 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842) – Targeted Improvements” (“ASU 2018-11”). The purpose of the amendment is to provide entities with an alternative transition method in addition to the existing transition method when adopting ASU 2016-02. Entities may elect to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This alternative method has been provided by the Board after receiving additional feedback from entities who have encountered additional costs and complexities associated with the modified retrospective transitional method. The Company will be electing the transition method in ASU 2018-11 on January 1, 2019 and is currently assessing the impact on its condensed consolidated financial statements.

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

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. Accounting standards updates that are not noted above were assessed and determined to be not applicable or not significant to the Company’s condensed consolidated financial statements for the period ended September 30, 2018.

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

The Company’s arrangements include a requirement for the provision of maintenance services over the life of the arrangement, subject to a consumer price index increase on renewal each year. Under the new standard, the Company has included the future consideration from the provision of maintenance services in the relative selling price allocation calculation at the inception of the arrangement. Under the previous recognition standard, only the first year’s extended warranty and maintenance services included as part of the upfront consideration received by the Company was included in the relative selling price allocation to determine the allocation of consideration between deliverables, while the future years maintenance services were recognized and amortized over each year’s renewal term. Except in circumstances where customers prepay the entire term’s maintenance arrangement, payments are due to the Company for the years after the extended warranty and maintenance services offered as part of the System Obligation expire. Payments upon renewal each year can be either in arrears or in advance, and can vary in frequency from monthly to annually. At September 30, 2018, $20.0 million of consideration has been deferred in relation to outstanding stand ready performance obligations related to these maintenance services. As the maintenance services are a stand ready obligation, revenue, subject to appropriate constraint, is recognized evenly over the contract term, which is consistent with past treatment. The Company does not expect a significant change in the allocation of consideration between performance obligations to arise as a result of this change. The Company’s DMR and Film Distribution revenue streams fall under the variable consideration exemption for sales- or usage-based royalties. While the Company does not hold rights to the intellectual property in the form of the DMR film content, the Company is being reimbursed for the application of its intellectual property in the form of its patented DMR processes used in the creation of new intellectual property in the form of an IMAX DMR version of film. The Company’s Film Distribution revenues are strictly from the license of its intellectual property in the form of documentary film content to which the Company holds distribution rights.

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

The Company recorded an increase to opening retained earnings of $27.2 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606, with the impact primarily related to revenue from its theater system business. The impact to revenues as a result of applying ASC Topic 606 was an increase of $0.2 million and an increase of $1.4 million for the three and nine months ended September 30, 2018, respectively.

The following table presents the impacted financial statement line items in the Company’s condensed consolidated statement of operations:

	Three Months Ended September 30, 2018
(in thousands of U.S. dollars, except per share amounts)	Pre-adoption of ASC Topic 606	ASC Topic 606 Adjustments	As reported
Revenues	$81,863	$245	$82,108
Provision for income taxes	(1,398)	(54)	(1,452)
Net income	7,311	191	7,502
Less: net income attributable to non-controlling interests	(2,482)	—	(2,482)
Net income attributable to common shareholders	4,829	191	5,020
Net income per share attributable to common shareholders—basic and diluted	0.08	—	0.08

	Nine Months Ended September 30, 2018
(in thousands of U.S. dollars, except per share amounts)	Pre-adoption of ASC Topic 606	ASC Topic 606 Adjustments	As reported
Revenues	$264,011	$1,426	$265,437
Provision for income taxes	(9,226)	(314)	(9,540)
Net income	28,712	1,112	29,824
Less: net income attributable to non-controlling interests	(8,513)	(161)	(8,674)
Net income attributable to common shareholders	20,199	951	21,150
Net income per share attributable to common shareholders – basic and diluted	0.32	0.01	0.33

The following table presents the impact of ASC Topic 606 on the Company’s revenues by reportable segment:

	Three Months Ended September 30, 2018
	Pre-adoption of ASC Topic 606	ASC Topic 606 Adjustments	As reported
Network business
IMAX DMR	$22,372	$—	$22,372
Joint revenue sharing arrangements – contingent rent(1)	15,115	(788)	14,327
IMAX systems – contingent rent(1)	475	(475)	—

	37,962	(1,263)	36,699

Theater business
IMAX systems
Sales and sales-type leases(2)	18,073	2,354	20,427
Ongoing fees and finance income(3)	2,570	401	2,971
Joint revenue sharing arrangements – fixed fees(4)	4,045	(1,247)	2,798
Theater system maintenance	12,415	—	12,415
Other theater	2,076	—	2,076

	39,179	1,508	40,687

New business	1,275	—	1,275

Other
Film post-production	2,262	—	2,262
Film distribution	800	—	800
Other	385	—	385

	3,447	—	3,447

Total	$81,863	$245	$82,108

	Nine Months Ended September 30, 2018
	Pre-adoption of ASC Topic 606	ASC Topic 606 Adjustments	As reported
Network business
IMAX DMR	$85,586	$—	$85,586
Joint revenue sharing arrangements – contingent rent(1)	59,495	(2,576)	56,919
IMAX systems – contingent rent(1)	1,802	(1,802)	—

	146,883	(4,378)	142,505

Theater business
IMAX systems
Sales and sales-type leases(2)	41,571	8,974	50,545
Ongoing fees and finance income(3)	8,000	982	8,982
Joint revenue sharing arrangements – fixed fees(4)	7,973	(4,152)	3,821
Theater system maintenance	37,462	—	37,462
Other theater	5,707	—	5,707

	100,713	5,804	106,517

New business	4,999	—	4,999

Other
Film post-production	6,512	—	6,512
Film distribution	2,644	—	2,644
Other	2,260	—	2,260

	11,416	—	11,416

Total	$264,011	$1,426	$265,437

(1)

Contingent rent of $0.8 million and $2.6 million, respectively in the three and nine months ended September 30, 2018, related to theater systems under hybrid sales arrangements and $0.5 million and $1.8 million, respectively in the three and nine months ended September 30, 2018 related to theater systems under sales arrangements was recognized in the Company’s transition adjustment.

(2)

Variable consideration of $0.8 million and $4.1 million, respectively in the three and nine months ended September 30, 2018 relating to theater systems recognized as sales or hybrid sales was recognized as part of the System Obligation in the respective period and the fixed consideration recognized for theater systems installed under hybrid sales arrangements was reclassified from Joint revenue sharing arrangement – fixed fees as hybrid sales are no longer considered part of the Joint revenue sharing arrangement segment.

(3)	Finance income of $0.4 million and $1.0 million, respectively in the three and nine months ended September 30, 2018 was recognized on the future consideration related to contracts.
(4)

Fixed consideration of $1.2 million and $4.2 million, respectively in the three and nine months ended September 30, 2018 related to the recognition of theater systems under hybrid sales arrangements was reclassified to Sales and sales-type leases.

Upon adoption of ASC Topic 606 the Company has evaluated its revenue streams by reportable segment and scoped out lease arrangements in accordance with the standard. The following table presents a breakdown of the Company’s revenues whereby fixed and variable consideration are subject to the new standard:

	Three Months Ended September 30, 2018
	Subject to the New Revenue Recognition Standard		Subject to the Lease Standard
	Fixed consideration	Variable consideration	Lease arrangements	Total
Network business
IMAX DMR	$—	$22,372	$—	$22,372
Joint revenue sharing arrangements – contingent rent	—	—	14,327	14,327
IMAX systems – contingent rent	—	—	—	—

	—	22,372	14,327	36,699

Theater business
IMAX systems
Sales and sales-type leases	19,320	1,107	—	20,427
Ongoing fees and finance income	2,971	—	—	2,971
Joint revenue sharing arrangements – fixed fees	2,798	—	—	2,798
Theater system maintenance	12,415	—	—	12,415
Other theater	2,076	—	—	2,076

	39,580	1,107	—	40,687

New business	1,112	163	—	1,275

Other
Film post-production	2,262	—	—	2,262
Film distribution	—	800	—	800
Other	—	385	—	385

	2,262	1,185	—	3,447

Total	$42,954	$24,827	$14,327	$82,108

	Nine Months Ended September 30, 2018
	Subject to the New Revenue Recognition Standard		Subject to the Lease Standard
	Fixed consideration	Variable consideration	Lease arrangements	Total
Network business
IMAX DMR	$—	$85,586	$—	$85,586
Joint revenue sharing arrangements – contingent rent	—	—	56,919	56,919
IMAX systems – contingent rent	—	—	—	—

	—	85,586	56,919	142,505

Theater business
IMAX systems
Sales and sales-type leases	45,142	5,403	—	50,545
Ongoing fees and finance income	8,982	—	—	8,982
Joint revenue sharing arrangements – fixed fees	3,821	—	—	3,821
Theater system maintenance	37,462	—	—	37,462
Other theater	5,707	—	—	5,707

	101,114	5,403	—	106,517

New business	3,938	1,061	—	4,999

Other
Film post-production	6,512	—	—	6,512
Film distribution	—	2,644	—	2,644
Other	50	2,210	—	2,260

	6,562	4,854	—	11,416

Total	$111,614	$96,904	$56,919	$265,437

The following table presents the impact from the adoption of ASC Topic 606 on the Company’s assets and liabilities in the condensed consolidated balance sheet:

	Balance at December 31, 2017	ASC Topic 606 Adjustments	Balance at January 1, 2018
Assets
Other Assets	$26,757	$34,384	$61,141
Deferred income taxes	30,708	(6,436)	24,272
Shareholders’ equity
Accumulated deficit	(87,592)	27,213	(60,379)
Non-controlling interests	74,511	735	75,246

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

Other service revenues are recognized in Service revenues when the performance of contracted services is complete.

4. Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	September 30, 2018	December 31, 2017
Gross minimum lease payments receivable	$9,906	$8,537
Unearned finance income	(963)	(1,147)

Minimum lease payments receivable	8,943	7,390
Accumulated allowance for uncollectible amounts	(155)	(155)

Net investment in leases	8,788	7,235

Gross financed sales receivables	154,399	162,522
Unearned finance income	(36,030)	(39,341)

Financed sales receivables	118,369	123,181
Accumulated allowance for uncollectible amounts	(839)	(922)

Net financed sales receivables	117,530	122,259

Total financing receivables	$126,318	$129,494

Net financed sales receivables due within one year	$26,799	$25,455
Net financed sales receivables due after one year	$90,731	$96,804

As at September 30, 2018, the financed sale receivables had a weighted average effective interest rate of 9.1% (December 31, 2017 — 9.1%).

5. Inventories

	September 30, 2018	December 31, 2017
Raw materials	$35,732	$21,206
Work-in-process	3,478	2,601
Finished goods	13,404	6,981

	$52,614	$30,788

At September 30, 2018, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $2.6 million (December 31, 2017 — $4.9 million).

During the three and nine months ended September 30, 2018, the Company recognized write-downs for excess and obsolete inventory based on current estimates of net realizable value considering future events and conditions of $nil and $nil, respectively (2017 —$0.3 million and $0.3 million, respectively).

6. Credit Facility and Other Financing Arrangements

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

Loans under the new Credit Facility will bear interest, at the Company’s option, at (i) LIBOR plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement). In no event will the LIBOR rate be less than 0.00% per annum. The additional fees incurred as part of the new Credit Facility were $1.9 million. In addition, the Company recognized an expense of $0.3 million upon termination of the prior credit facility.

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

The Company was in compliance with all of its requirements at September 30, 2018.

Total amounts drawn and available under the Credit Facility at September 30, 2018 were $20.0 million and $280.0 million, respectively (December 31, 2017 — $nil and $200.0 million, respectively). The effective interest rate for the three and nine months ended September 30, 2018 was 3.28% and 3.28%, respectively (2017 — n/a).

As at September 30, 2018, the Company did not have any advance payment guarantees outstanding (December 31, 2017 — $nil), under the Credit Facility.

Working Capital Loan

On July 13, 2018, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), the Company’s majority-owned subsidiary in China, entered into an unsecured revolving facility for up to 200.0 million Renminbi (approximately $30.0 million U.S. Dollars) to fund ongoing working capital requirements. The total amounts drawn and available under the working capital loan at September 30, 2018 were nil and 200.0 million Renminbi, respectively.

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

On July 13, 2018, the Company extinguished the Playa Vista Loan in its entirety by borrowing under its Credit Facility. The Company recognized an expense of $0.3 million related to the extinguishment of the Playa Vista Loan. Total amounts drawn under the loan at December 31, 2017 was $25.7 million. The effective interest rate for the three and nine months ended September 30, 2018 was 4.13% and 3.87%, respectively (2017 — 3.26% and 3.06%, respectively).

As at September 30, 2018, bank indebtedness includes the following:

	September 30, 2018	December 31, 2017
Credit Facility	$20,000	$—
Playa Vista Loan	—	25,667
Deferred charges on debt financing	(2,375)	(310)

	$17,625	$25,357

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The settlement risk on its foreign currency forward contracts was $0.1 million at September 30, 2018, as the notional value exceeded the fair value of the forward contracts. As at September 30, 2018, the Company has $45.4 million in notional value of such arrangements outstanding.

Bank of Montreal Facility

As at September 30, 2018, the Company has available a $10.0 million facility (December 31, 2017 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by Export Development Canada (the “Bank of Montreal Facility”). As at September 30, 2018, the Company does not have outstanding letters of credit or advance payment guarantees (December 31, 2017 — $nil), under the Bank of Montreal Facility.

7. Commitments, Contingencies and Guarantees

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

The Company has a minimum commitment of $2.7 million toward the development, production, post-production and marketing related to certain film and new content initiatives. As of September 30, 2018, the Company has spent $2.7 million, and does not expect to spend any additional funds during the remainder of the year.

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

The Company expenses legal costs relating to its lawsuits, claim and proceedings as incurred.

(a) On May 15, 2006, the Company initiated arbitration against Three-Dimensional Media Group, Ltd. (“3DMG”) before the International Centre for Dispute Resolution in New York (the “ICDR”), alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. The proceeding was suspended on May 4, 2009 due to failure of 3DMG to pay fees associated with the proceeding. The proceeding was further suspended on October 11, 2010 pending resolution of re-examination proceedings involving one of 3DMG’s patents. Following a status conference on April 27, 2016 before the ICDR, the ICDR granted 3DMG leave to amend its answer and counterclaims, and subsequently lifted the stay in this matter. In its amended counterclaims, 3DMG sought damages for alleged unpaid royalties, damages and other fees under the license and consulting agreements, and the Panel also permitted 3DMG to advance new damage theories. The ICDR held a final hearing in July and October 2017, the parties submitted final, post-hearing briefs in December 2017, and the ICDR held closing oral arguments in March 2018. On July 11, 2018, the ICDR issued a Partial Final Award that found for 3DMG on certain claims and for the Company on other claims. As part of the Partial Final Award, the ICDR awarded damages in favor of 3DMG in the amount of $8.8 million, which is inclusive of approximately $1.8 million in pre-award interest. On August 13, 2018, 3DMG filed a motion seeking modification and correction of portions of the award, and on August 23, 2018, 3DMG filed an application for attorney fees and expenses. The Company has opposed both motions, which are currently pending before the ICDR, but no assurances can be given with respect to how the ICDR will rule on those motions. A charge of $7.5 million was recorded in the nine month period ended September 30, 2018 to the Legal arbitration award financial statement line item.

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

(c) In March 2013, IMAX (Shanghai), received notice from the Shanghai office of the General Administration of Customs (“Customs Authority”) that it had been selected for a customs audit (the “Audit”). In the course of the Audit, the Customs Authority discovered the underpayment by IMAX Shanghai of the freight and insurance portion of the customs duties and taxes applicable to the importation of certain IMAX theater systems during the period from October 2011 through March 2013. Though IMAX Shanghai’s importation agent accepted responsibility for the error giving rise to the underpayment, the matter was transferred first to the Anti-Smuggling Bureau (the “ASB”) of the Customs Authority and then to the Third Division of Shanghai People’s Procuratorate for further review. The amount of the underpayment exceeds RMB 200,000, the applicable ASB threshold for treatment as a criminal matter, and on August 8, 2018, IMAX Shanghai was informed that the logistics function of the Company, but not the Company itself, would face criminal charges. A preliminary court conference was held on September 5, 2018, and a hearing took place on October 24, 2018, after which the court indicated it would review additional evidence before ruling on the matter. During the year ended December 31, 2017, at the request of the ASB, IMAX Shanghai paid approximately $0.15 million to the ASB to satisfy the amount owing as a result of the underpayment and recorded an estimate of $0.3 million in respect of fines that it believes are likely to result from the matter. IMAX Shanghai has been advised that the range of potential penalties is between three and five times the underpayment; however, the actual amount of any fines or other penalties remains unknown and the Company cautions that the actual fines or other penalties maybe be greater or less than the amount accrued or the expected range.

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

Product Warranties

The Company’s accrual for product warranties, which was recorded as part of accrued and other liabilities in the condensed consolidated balance sheets, was $0.2 million and $0.1 million at September 30, 2018 and December 31, 2017, respectively.

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheets as at September 30, 2018 and December 31, 2017, with respect to this indemnity.

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

8. Condensed Consolidated Statements of Operations Supplemental Information

(a) Selling Expenses

The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs and direct advertising and marketing, included in costs and expenses applicable to Revenues – Equipment and product sales, totaled $0.8 million and $2.0 million for the three and nine months ended September 30, 2018 (2017 — $1.1 million and $2.2 million, respectively).

Film exploitation costs, including advertising and marketing, totaled $3.1 million and $15.7 million for the three and nine months ended September 30, 2018 (2017 — $2.5 million and $9.1 million, respectively), and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to Revenues – Rentals in the month they are earned. These costs totaled $0.4 million and $1.0 million for the three and nine months ended September 30, 2018 (2017 — $0.4 million and $0.9 million, respectively). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to Revenues –Rentals as incurred. These costs totaled an expense of $0.5 million and $1.2 million for the three and nine months ended September 30, 2018 (2017 — $0.8 million and $1.5 million, respectively).

(b) Foreign Exchange

Included in selling, general and administrative expenses for the three and nine months ended September 30, 2018 is a gain of $0.4 million and a loss of $0.7 million, respectively (2017 — gain of $0.5 million and gain of $0.7 million, respectively), for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities. See note 14(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 39 exhibitors for a total of 1,203 theater systems, of which 757 theaters were operating as at September 30, 2018, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 3.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Revenue—Equipment and product sales and Rentals and for the three and nine months ended September 30, 2018 amounted to $17.0 million and $60.6 million, respectively (2017 — $18.2 million and $54.2 million, respectively).

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

For the nine months ended September 30, 2018, the majority of IMAX DMR revenue was earned from the exhibition of 58 IMAX DMR films (2017 – 46) throughout the IMAX theater network.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenue and for the three and nine months ended September 30, 2018 amounted to $22.4 million and $85.6 million, respectively (2017 — $25.9 million and $77.1 million, respectively).

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

As at September 30, 2018, the Company has two significant co-produced film arrangements which represent the VIE total assets balance of $15.1 million and liabilities balance of $14.6 million and three other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) of the Company’s 2017 Form 10-K, and in note 3.

For the three and nine months ended September 30, 2018, expenses totaling $0.2 million and $0.4 million, respectively (2017 — expense of $0.3 million and $1.0 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to Revenues – Services.

As at September 30, 2018, the Company is participating in one significant co-produced television arrangement. This arrangement is not a VIE.

For the three and nine months ended September 30, 2018, revenues of $nil and $0.4 million, respectively (2017 — revenue of $8.7 million and $8.7 million, respectively) and costs and expenses applicable to revenues of $nil and $0.5 million, respectively (2017 — $19.8 million and $20.6 million, respectively) attributable to this collaborative arrangement have been recorded in Revenue – Services and Costs and expenses applicable to Revenues – Services, respectively.

9. Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Depreciation and amortization are comprised of the following:

	Nine Months Ended September 30,
	2018	2017
Film assets	$11,166	$13,560
Property, plant and equipment
Joint revenue sharing arrangements	15,293	13,299
Other property, plant and equipment	9,753	8,638
Other intangible assets	3,871	3,157
Other assets	925	691
Deferred financing costs	976	422

	$41,984	$39,767

(b) Write-downs, net of recoveries, are comprised of the following:

	Nine Months Ended September 30,
	2018	2017
Accounts receivable	$1,567	$2,633
Property, plant and equipment (1)(3)	482	4,412
Joint revenue sharing arrangements (1)	354	—
Financing receivables	100	680
Other intangible assets	38	—
Film assets (2)(3)	—	16,076
Other assets (3)	—	1,522
Inventories	—	297

	$2,541	$25,620

(1)

The Company recognized asset impairment charges of $0.8 million (2017 — $0.6 million) against property, plant and equipment after an assessment of the carrying value of certain assets in light of their future expected cash flows.

(2)

The Company reviewed the carrying value of certain documentary film assets as a result of lower than expected revenue being generated during the period and revised expectations for future revenues based on the latest information available. In the nine months ended September 30, 2017, an impairment of $4.6 million was recorded based on the carrying value of these documentary films as compared to the related estimated future box office and revenues that would ultimately be generated by these films. No such impairment was recognized in the nine months ended September 30, 2018.

(3)

In 2017, as a result of the Company’s restructuring activities, certain long-lived assets were deemed to be impaired as the Company’s exit from certain activities limited the future revenue associated with these assets. The Company recognized film impairment charges of $0.3 million, property, plant and equipment charges of $3.7 million and other asset charges of $1.5 million. See note 16 for additional details.

(c) Significant non-cash investing and financing activities are comprised of the following:

	Nine Months Ended September 30,
	2018	2017
Net accruals related to:
Purchases of property, plant and equipment	$634	$935
Investment in joint revenue sharing arrangements	(200)	150
Acquisition of other intangible assets	(189)	72

	$245	$1,157

10. Income Taxes

(a) Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. During the quarter ended September 30, 2018, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings.

As at September 30, 2018, the Company had net deferred income tax assets after valuation allowance of $27.3 million (December 31, 2017 — $30.7 million), which consists of a gross deferred income tax asset of $27.5 million (December 31, 2017 — $30.9 million), against which the Company is carrying a $0.2 million valuation allowance (December 31, 2017 — $0.2 million).

For the quarter ended September 30, 2018, the Company recorded a provision for income taxes of $1.5 million. Included in the provision for income taxes was a recovery of $0.3 million related to its provision for uncertain tax positions and a recovery of $0.1 million related to its provision for stock-based compensation costs recognized in the period.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act when a company does not have all the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC Topic 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC Topic 740. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and other changes in the legislation the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions the Company may take.

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

In addition, the Tax Act also included a number of other changes. The Company continues to monitor the impact of the Tax Act during the measurement period, which can range up to one-year, due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Act. No further changes have been reported as of September 30, 2018.

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

Cash held outside of North America as at September 30, 2018 was $120.8 million (December 31, 2017 — $119.4 million), of which $50.4 million was held in the People’s Republic of China (“PRC”) (December 31, 2017 — $32.6 million). The Company’s intent is to permanently reinvest these amounts outside of Canada and the Company does not currently anticipate that it will need funds generated from foreign operations to fund North American operations. In the event funds from foreign operations are needed to fund operations in North America and if withholding taxes have not already been previously provided, the Company would be required to accrue and pay these additional withholding tax amounts on repatriation of funds from China to Canada. The Company currently estimates this amount to be $8.6 million.

(b)	Income Tax Effect on Other Comprehensive Income

The income tax (expense) benefit included in the Company’s other comprehensive (loss) income are related to the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unrealized change in cash flow hedging instruments	$(132)	$188	$309	$132
Realized change in cash flow hedging instruments upon settlement	12	(358)	99	(634)

	$(120)	$(170)	$408	$(502)

11. Capital Stock

(a)	Stock-Based Compensation

Compensation costs recorded in the condensed consolidated statements of operations for the Company’s stock-based compensation plans were $5.6 million and $17.1 million for the three and nine months ended September 30, 2018, respectively (2017 — $6.0 million and $18.2 million, respectively). The following reflects the stock-based compensation expense recorded to the respective financial statement line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost and expenses applicable to revenues	$587	$380	$1,319	$1,120
Selling, general and administrative expenses	4,840	5,198	15,499	16,196
Research and development	135	165	347	480
Exit costs, restructuring charges and associated impairments	—	299	(19)	372

	$5,562	$6,042	$17,146	$18,168

The following reflects a breakdown of the Company’s stock-based compensation expense by each plan type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$1,489	$1,060	$4,239	$3,426
Restricted Share Units	3,772	3,916	11,792	12,398
China Long Term Incentive Plan Restricted Share Units	241	696	961	1,108
China Options	60	280	154	911
China Cash Settled Share-Based Payments	—	90	—	325

	$5,562	$6,042	$17,146	$18,168

Stock Option Summary

The following table summarizes certain information in respect of option activity under the Company’s Stock Option Plan (“SOP”) and IMAX Amended and Restated Long Term Incentive Plan (“IMAX LTIP”) for the nine months ended September 30, 2018:

	Number of Shares		Weighted Average Exercise Price Per Share
	2018	2017	2018	2017
Options outstanding, beginning of period	5,082,100	5,190,542	$29.31	$28.35
Granted	1,081,120	854,764	21.96	30.07
Exercised	(12,750)	(658,341)	17.08	21.90
Forfeited	(51,238)	(95,375)	31.14	32.41
Expired	(490,042)	(22,269)	31.61	37.08
Cancelled	(100,596)	(28,256)	30.32	30.65

Options outstanding, end of period	5,508,594	5,241,065	27.66	29.32

Options exercisable, end of period	3,902,341	4,011,217	28.58	28.94

Restricted Share Units (“RSU”) Summary

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP for the nine months ended September 30, 2018:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2018	2017	2018	2017
RSUs outstanding, beginning of period	995,329	1,124,180	$32.68	$33.01
Granted	658,353	460,362	20.99	30.54
Vested and settled	(392,066)	(316,278)	30.87	30.46
Forfeited	(63,621)	(111,367)	30.34	31.99

RSUs outstanding, end of period	1,197,995	1,156,897	26.97	32.90

Issuer Purchases of Equity Securities

In 2017, the Company‘s Board of Directors approved a new $200.0 million share repurchase program for shares of the Company’s common stock. The share repurchase program expires on June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the three and nine months ended September 30, 2018, the Company repurchased nil and 2,154,689 common shares, respectively (2017 – nil and 1,736,150, respectively) at an average price of $nil and $21.54 per share, respectively (2017 – $nil and $26.57 per share, respectively).

The total number of shares purchased during the three and nine months ended September 30, 2018 does not include any shares purchased in the administration of employee share-based compensation plans (which amounted to nil and 300,000, respectively (2017 — nil and 604,036, respectively) common shares, at an average price of $nil and $20.55 per share, respectively (2017 — $nil and $32.32 per share, respectively)).

(b)	Net Income (Loss) Per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) applicable to common shareholders	$5,020	$(850)	$21,150	$(2,487)

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	62,522	64,723	64,696	66,160
Weighted average number of shares repurchased, net of shares issued, during the period	29	13	(1,230)	(536)

Weighted average number of shares used in computing basic income per share	62,551	64,736	63,466	65,624
Assumed exercise of stock options and RSUs, net of shares assumed repurchased	242	67	114	210

Weighted average number of shares used in computing diluted income per share	62,793	64,803	63,580	65,834

The calculation of diluted earnings per share for the three and nine months ended September 30, 2018 excludes 5,732,840 and 5,735,717 shares, respectively (2017 — 6,230,891 and 5,181,485 shares, respectively) that are issuable upon the vesting of 299,859 and 302,736 RSUs, respectively (2017 — 1,075,439 and 710,843 RSUs, respectively) and the exercise of 5,432,981 and 5,432,981 stock options, respectively (2017 — 5,155,452 and 4,470,642 stock options, respectively), as the impact would be antidilutive.

12. Segmented Information

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

The Company’s reportable segments are organized under four primary groups identified by nature of product sold or service provided: (1) Network Business, representing variable revenue generated by box office results and which includes the reportable segment of IMAX DMR and contingent rent from the joint revenue sharing arrangements and IMAX systems segments (effective January 1, 2018, the Company no longer includes hybrid joint revenue sharing arrangements, which take the form of a sale, in the joint revenue sharing arrangement reportable segment. These arrangements are now reflected under the IMAX systems segment of Theater Business); (2) Theater Business, representing revenue generated by the sale and installation of theater systems and maintenance services, primarily related to the IMAX Systems and Theater System Maintenance reportable segments, and also includes hybrid (fixed and contingent) revenues and upfront installation costs from sales arrangements previously reported in the joint revenue sharing arrangements segment and after-market sales of projection system parts and 3D glasses from the other segment; (3) New Business, which includes content licensing and distribution fees associated with the Company’s original content investments, virtual reality initiatives, and other business initiatives that are in the development and/or start-up phase, and (4) Other; which includes the film post-production and distribution segments, certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items. The Company is presenting information at a disaggregated level to provide more relevant information to readers, as permitted by the standard. On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, and all the related amendments on a prospective basis, refer to note 3 for additional information. In addition, refer to Item 2 of the Company’s Form 10-Q for additional information regarding the four primary groups mentioned above.

Transactions between the film production IMAX DMR segment and the film post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue(1)
Network business
IMAX DMR	$22,372	$25,971	$85,586	$77,136
Joint revenue sharing arrangements – contingent rent(2)	14,327	15,572	56,919	49,702
IMAX systems – contingent rent(2)	—	1,094	—	2,573

	36,699	42,637	142,505	129,411

Theater business
IMAX systems(2)	23,398	27,757	59,527	56,022
Joint revenue sharing arrangements – fixed fees(2)	2,798	2,658	3,821	4,536
Theater system maintenance	12,415	11,511	37,462	33,459
Other theater	2,076	1,586	5,707	5,449

	40,687	43,512	106,517	99,466

New business	1,275	8,917	4,999	11,508

Other
Film post-production	2,262	1,914	6,512	9,134
Film distribution	800	784	2,644	2,235
Other	385	1,036	2,260	3,460

	3,447	3,734	11,416	14,829

Total	$82,108	$98,800	$265,437	$255,214

Gross Margin
Network business
IMAX DMR(3)	$14,461	$18,114	$57,523	$52,578
Joint revenue sharing arrangements – contingent rent(2)(3)	8,081	9,351	39,441	33,271
IMAX systems – contingent rent(2)	—	1,094	—	2,573

	22,542	28,559	96,964	88,422

Theater business
IMAX systems(2)(3)	13,064	17,768	37,487	35,772
Joint revenue sharing arrangements – fixed fees(2)(3)	529	624	776	887
Theater system maintenance	5,996	4,624	17,289	13,306
Other theater	581	247	1,099	1,082

	20,170	23,263	56,651	51,047

New business	(298)	(11,912)	139	(13,432)

Other
Film post-production	737	763	2,272	4,287
Film distribution(3)	(477)	(361)	(1,952)	(4,549)
Other	(483)	(444)	(787)	(677)

	(223)	(42)	(467)	(939)

Total	$42,191	$39,868	$153,287	$125,098

(1)	The Company’s largest customer represented 15.5% and 18.4% of total revenues for the three and nine months ended September 30, 2018, respectively (2017 —11.4% and 14.4%, respectively).
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

(3)

IMAX DMR segment margins include marketing costs of $3.1 million and $13.7 million for the three and nine months ended September 30, 2018, respectively (2017 — $2.5 million and $9.8 million, respectively). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $1.0 million and $2.2 million for the three and nine months ended September 30, 2018, respectively (2017 — $1.3 million and $2.5 million, respectively). IMAX systems segment margins include marketing and commission costs of $0.8 million and $2.0 million for the three and nine months ended September 30, 2018, respectively (2017 — $1.1 million and $2.2 million, respectively). Film distribution segment margins include marketing expense of less than $0.1 million and $2.0 million for the three and nine months ended September 30, 2018, respectively (2017 — an expense of less than $0.1 million and a recovery of $0.7 million, respectively).

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
United States	$20,763	$33,324	$86,476	$85,030
Greater China	30,480	36,563	81,967	88,135
Asia (excluding Greater China)	13,909	9,233	34,510	25,177
Western Europe	6,879	8,090	26,191	20,846
Latin America	2,469	2,688	8,804	8,122
Canada	2,106	3,732	8,116	10,045
Russia & the CIS	3,142	1,839	7,478	7,493
Rest of the World	2,360	3,331	11,895	10,366

Total	$82,108	$98,800	$265,437	$255,214

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) classifications comprises more than 10% of the total revenue.

13. Employee’s Pension and Postretirement Benefits

(a)	Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan (the “SERP”) covering Richard L. Gelfond, CEO of the Company.

The following table provides disclosure of the pension obligation for the SERP:

	September 30, 2018	December 31, 2017
Projected benefit obligation:
Obligation, beginning of period	$19,003	$19,580
Interest cost	316	427
Actuarial gain	—	(1,004)

Obligation, end of period and unfunded status	$19,319	$19,003

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest cost	$105	$107	$316	$320

Pension expense	$105	$107	$316	$320

No contributions are expected to be made for the SERP during the remainder of 2018. The Company expects interest costs of $0.1 million to be recognized as a component of net periodic benefit cost during the remainder of 2018.

The accumulated benefit obligation for the SERP was $19.3 million at September 30, 2018 (December 31, 2017 — $19.0 million).

The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2019), although Mr. Gelfond has not informed the Company that he intends to retire at that time.

(b)	Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and nine months ended September 30, 2018, the Company contributed and expensed an aggregate of $0.4 million and $1.0 million, respectively (2017 — $0.3 million and $0.9 million, respectively) to its Canadian defined contribution plan and an aggregate of $0.1 million and $0.4 million, respectively (2017 — $0.1 million and $0.6 million, respectively) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits—Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at September 30, 2018 is $0.7 million (December 31, 2017 — $0.7 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and nine months ended September 30, 2018, respectively (2017 — less than $0.1 million and less than $0.1 million, respectively).

(d)	Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees upon meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. The postretirement benefits obligation as at September 30, 2018 is $1.6 million (December 31, 2017 — $1.7 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and nine months ended September 30, 2018, respectively (2017 — less than $0.1 million and less than $0.1 million, respectively).

(e)	Deferred Compensation Retirement Plan

The Company maintains a deferred compensation plan (“the Retirement Plan”) covering Greg Foster, CEO of IMAX Entertainment and Senior Executive Vice President of the Company. The Company has agreed to make a total contribution of $3.2 million pursuant to a schedule set forth in Mr. Foster’s employment agreement. The Retirement Plan is subject to a vesting schedule based on continued employment with the Company, and will vest in 25% increments on July 2 of 2019, 2022, 2025 and 2027, but will vest in full if Mr. Foster’s employment terminates under specified circumstances, including if the Company terminates his employment without cause, if he resigns for good reason, or if the Company does not offer to renew Mr. Foster’s employment on terms substantially similar to those set forth in his current employment agreement and, as a result, Mr. Foster incurs a separation from service. As at September 30, 2018, the Company had an unfunded benefit obligation recorded of $1.5 million (December 31, 2017 — $1.0 million). The Company recognized an expense of $0.2 million and $0.6 million for the three and nine months ended September 30, 2018, respectively (2017 – $0.2 million and $0.3 million, respectively). Subsequent to September 30, 2018, the Company has announced that the employment contract with Mr. Foster will not be renewed; accordingly, Mr. Foster’s retirement plan will vest in full following the end of the employment agreement term.

14. Financial Instruments

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

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at September 30, 2018		As at December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$133,615	$133,615	$158,725	$158,725
Level 2
Net financed sales receivable(2)	$117,530	$117,286	$122,259	$122,918
Net investment in sales-type leases (2)	8,788	8,872	7,235	7,409
Convertible loan receivable(2)	1,500	1,500	1,500	1,500
Equity securities(3)	2,017	2,017	2,016	2,016
Foreign exchange contracts — designated forwards(3)	(134)	(134)	1,425	1,425
Borrowings under the Playa Vista Loan(1)	—	—	(25,667)	(25,667)
Borrowings under the Credit Facility(1)	(20,000)	(20,000)	—	—

(1)	Recorded at cost, which approximates fair value.
(2)	Estimated based on discounting future cash flows at currently available interest rates with comparable terms.
(3)	Value determined using quoted prices in active markets.

There were no significant transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2018 or 2017. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers in or out of the Company’s level 3 assets during the three and nine months ended September 30, 2018.

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

Pre-approved transactions only — Theater operator is demonstrating a delay in payments with little or no communication with the Company. All service or shipments to the theater must be reviewed and approved by management. These financing receivables are considered to be in better condition than those receivables related to theaters in the “All transactions suspended” category, but not in as good of condition as those receivables in “Credit Watch”. Depending on the individual facts and circumstances of each customer, finance income recognition may be suspended if management believes the receivable to be impaired.

All transactions suspended — Theater is severely delinquent, non-responsive or not negotiating in good faith with the Company. Once a theater is classified as “All transactions suspended” the theater is placed on nonaccrual status and all revenue recognitions related to the theater are stopped.

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at September 30, 2018			As at December 31, 2017
	Minimum Lease Payments	Financed Sales Receivables	Total	Minimum Lease Payments	Financed Sales Receivables	Total
In good standing	$7,711	$107,322	$115,033	$6,265	$118,060	$124,325
Credit Watch	603	9,508	10,111	568	2,926	3,494
Pre-approved transactions	629	549	1,178	557	1,003	1,560
Transactions suspended	—	990	990	—	1,192	1,192

	$8,943	$118,369	$127,312	$7,390	$123,181	$130,571

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at September 30, 2018		As at December 31, 2017
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Net investment in leases	$—	$—	$—	$—
Net financed sales receivables	990	(739)	1,192	(922)

Total	$990	$(739)	$1,192	$(922)

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

The Company’s aged financing receivables are as follows:

	As at September 30, 2018
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$71	$77	$459	$607	$8,336	$8,943	$(155)	$8,788
Net financed sales receivables	2,096	1,923	5,075	9,094	109,275	118,369	(839)	117,530

Total	$2,167	$2,000	$5,534	$9,701	$117,611	$127,312	$(994)	$126,318

	As at December 31, 2017
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$103	$74	$376	$553	$6,837	$7,390	$(155)	$7,235
Net financed sales receivables	3,285	1,399	3,763	8,447	114,734	123,181	(922)	122,259

Total	$3,388	$1,473	$4,139	$9,000	$121,571	$130,571	$(1,077)	$129,494

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at September 30, 2018
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$31	$62	$459	$552	$1,901	$—	$2,453
Net financed sales receivables	800	1,017	4,961	6,778	32,449	—	39,227

Total	$831	$1,079	$5,420	$7,330	$34,350	$—	$41,680

	As at December 31, 2017
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$68	$70	$376	$514	$2,287	$—	$2,801
Net financed sales receivables	1,165	743	3,363	5,271	27,430	—	32,701

Total	$1,233	$813	$3,739	$5,785	$29,717	$—	$35,502

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

For the Three Months Ended September 30, 2018
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	869	121	(739)	869	—
Recorded investment for which there is no related allowance:
Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:

Net investment in leases	$—	$—	$—	$—	$—

Net financed sales receivables	$869	$121	$(739)	$869	$—

For the Three Months Ended September 30, 2017
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	1,051	266	(922)	697	24
Recorded investment for which there is no related allowance:
Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:

Net investment in leases	$—	$—	$—	$—	$—

Net financed sales receivables	$1,051	$266	$(922)	$697	$24

For the Nine Months Ended September 30, 2018
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	869	121	(739)	950	—
Recorded investment for which there is no related allowance:
Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:

Net investment in leases	$—	$—	$—	$—	$—

Net financed sales receivables	$869	$121	$(739)	$950	$—

For the Nine Months Ended September 30, 2017
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	1,051	266	(922)	562	84
Recorded investment for which there is no related allowance:
Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:

Net investment in leases	$—	$—	$—	$—	$—

Net financed sales receivables	$1,051	$266	$(922)	$562	$84

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables are as follows:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:
Beginning balance	$155	$839	$155	$922
Charge-offs	—	—	—	(183)
Recoveries	—	—	—	—
Provision	—	—	—	100

Ending balance	$155	$839	$155	$839

Ending balance: individually evaluated for impairment	$155	$839	$155	$839

Financing receivables:
Ending balance: individually evaluated for impairment	$8,943	$118,369	$8,943	$118,369

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Net Investment in Leases	Net Financed Sales Receivables	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:
Beginning balance	$321	$427	$672	$494
Charge-offs	—	—	(351)	(67)
Recoveries	—	—	—	—
Provision	—	495	—	495

Ending balance	$321	$922	$321	$922

Ending balance: individually evaluated for impairment	$321	$922	$321	$922

Financing receivables:
Ending balance: individually evaluated for impairment	$6,574	$118,179	$6,574	$118,179

(d)	Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates. A majority of the Company’s revenues is denominated in U.S. dollars while a substantial portion of its costs and expenses is denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In China and Japan, the Company has ongoing operating expenses related to its operations in Chinese Renminbi and Japanese yen, respectively. Net cash flows are converted to and from U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Chinese Renminbi, Japanese yen, Canadian dollars and Euros which are converted to U.S. dollars through the spot market. In addition, because IMAX films generate box office in 79 different countries, unfavourable exchange rates between applicable local currencies and the U.S. dollar affect the Company’s reported gross box-office and revenues, further impacting the Company’s results of operations. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at September 30, 2018 (the “Foreign Currency Hedges”), with settlement dates throughout 2018 and 2020. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statements of operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with selling, general and administrative expenses and capital expenditures. For foreign currency cash flow hedging instruments related to selling, general and administrative expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statements of operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to capital expenditures, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to property, plant and equipment on the balance sheet when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statements of operations. The Company currently does not hold any derivatives which are not designated as hedging instruments.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value of foreign exchange contracts:

	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$45,422	$35,170

Fair value of derivatives in foreign exchange contracts:

	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$385	$1,447
	Accrued and other liabilities	(519)	(22)

		$(134)	$1,425

Derivatives in Foreign Currency Hedging relationships are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Foreign exchange contracts — Forwards	Derivative Gain (Loss) Recognized in OCI (Effective Portion)	$506	$1,366	$(1,180)	$2,451

	Location of Derivative Gain Reclassified from AOCI into Income (Effective Portion)	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$47	$717	$379	$533

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Foreign exchange contracts — Forwards	Derivative (Loss) Gain Recognized In and Out of OCI (Effective Portion)	$(19)	$—	$27	$(80)

The Company’s estimated net amount of the existing losses as at September 30, 2018 is $0.1 million, which is expected to be reclassified to earnings within the next twelve months.

(e)	Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 or FASB ASC 320, as appropriate.

As at September 30, 2018, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2017 — $nil). The Company’s accumulated losses in excess of its equity investment were $2.4 million as at September 30, 2018, and are classified in Accrued and other liabilities. For the three months ended September 30, 2018, gross revenues, cost of revenue and net loss for the Company’s investment was $0.3 million, $1.0 million and $0.6 million, respectively (2017 — $0.2 million, $1.0 million and $0.8 million, respectively). For the nine months ended September 30, 2018, gross revenues, cost of revenue and net loss for the Company’s investment was $1.8 million, $2.7 million and $1.6 million, respectively (2017 — $0.7 million, $2.8 million and $2.3 million, respectively) The Company has determined it is not the primary beneficiary of this VIE, and therefore this entity has not been consolidated. In a prior year, the Company issued a convertible loan of $1.5 million to this entity with a term of 3 years with an annual effective interest rate of 5.0%. The instrument is classified as an available-for-sale investment due to certain features that allow for conversion to common stock in the entity in the event of certain triggers occurring.

In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meet the criteria for classification as a debt security under the FASB ASC 320 and is recorded at a fair value of $nil at September 30, 2018 (December 31, 2017 — $nil). This investment was classified as an equity investment.

Furthermore, the Company has an investment of $1.0 million (December 31, 2017 — $1.0 million) in the shares of an exchange traded fund. This investment is also classified as an equity investment.

As at September 30, 2018, the Company held investments with a total value of $3.5 million in the preferred shares of enterprises which meet the criteria for classification as an equity security under FASB ASC 325, carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million at September 30, 2018 (December 31, 2017 — $1.0 million).

The total carrying value of investments in new business ventures at September 30, 2018 is $3.5 million (December 31, 2017 — $3.5 million) and is recorded in Other assets.

15. Non-Controlling Interests

(a)	IMAX China Non-Controlling Interest

The Company indirectly owns approximately 67.80% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China remains a consolidated subsidiary of the Company.

(b)	Other Non-Controlling Interest

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014, and has reached its maximum contribution. The Company sees the Original Film Fund as a vehicle designed to generate a continuous, steady flow of high-quality documentary content. As at September 30, 2018, the Original Film Fund invested $20.5 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

The Company also established its VR Fund among the Company, its subsidiary IMAX China and other strategic investors to help finance the creation of interactive VR content experiences for use across all VR platforms, including in the pilot IMAX VR Centers. The VR Fund recently helped finance the production of one interactive VR experience, which debuted exclusively in the pilot IMAX VR Centers in November 2017 before being made available to other VR platforms. The VR Fund continues to finance other productions of interactive VR experiences as part of its ongoing activities. As at September 30, 2018, the Company invested $4.0 million toward the development of VR content.

The following summarizes the movement of the non-controlling interest in temporary equity, in the Company’s subsidiary for the nine months ended September 30, 2018:

Balance as at December 31, 2017	$1,353
Issuance of subsidiary shares to non-controlling interests	7,546
Net loss	(870)

Balance as at September 30, 2018	$8,029

16. Exit costs, restructuring charges and associated impairments

The Company recognized the following charges in its condensed consolidated statements of operations for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restructuring charges	$—	$2,721	$1,158	$7,426
Costs to exit an operating lease	—	716	—	716
Asset impairments	—	—	—	5,553

	$—	$3,437	$1,158	$13,695

(a)	Restructuring Charges

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

In connection with the Company’s restructuring initiatives, the Company incurred $nil and $1.2 million in restructuring charges for the three and nine months ended September 30, 2018 (2017 — $2.7 million and $7.4 million, respectively). A summary of the restructuring costs by reporting groups identified by nature of product sold, or service provided as disclosed in note 12 recognized are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
IMAX DMR	$—	$534	$611	$1,082
Corporate	—	2,024	332	3,966
Theater system maintenance	—	80	215	818
IMAX systems	—	29	—	469
New business	—	29	—	432
Joint revenue sharing arrangements	—	—	—	59
Film post-production	—	—	—	19
Other	—	25	—	581

	$—	$2,721	$1,158	$7,426

The Company does not expect to recognize any additional restructuring charges during the remainder of 2018.

The following table sets forth a summary of restructuring accrual activities for the nine months ended September 30, 2018:

Employee Severance and Benefits
Balance as at December 31, 2017	$2,221
Restructuring charges	1,158
Cash payments	(2,609)

Balance as at September 30, 2018	$770

(b)	Associated Impairments

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

$5,553

In the three and nine months ended September 30, 2018, the Company did not recognize any exit costs or associated impairments.

IMAX CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters”. IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as a result, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. There were 1,443 IMAX theater systems (1,346 commercial multiplexes, 13 commercial destinations, 84 institutional) operating in 79 countries as of September 30, 2018. This compares to 1,302 theater systems (1,203 commercial multiplexes, 13 commercial destinations, 86 institutional) operating in 75 countries as of September 30, 2017.

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

To that end, in connection with the roll-out of IMAX with Laser, in April 2018, the Company announced binding letters of intent with Cineworld Group PLC (“Cineworld”) and AMC Entertainment Holdings, Inc. (“AMC”) to renew and upgrade significant portions of their IMAX network with the Company’s new laser system.

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

In July 2018, the Company announced an additional agreement for 20 IMAX with Laser systems with Les Cinémas Pathé Gaumont (“Pathé”) under hybrid joint revenue sharing agreements, to be installed in locations across Europe. These theaters will also incorporate the Company’s 12-channel immersive sound system. Of the 20 systems, Pathé will upgrade 11 theaters currently in operation, with renewed 10-year lease terms, replace seven theater systems currently in backlog and add two new locations. The systems are expected to be installed between 2018 and 2023. This transaction represents the industry’s first multi-territory, all-laser IMAX cinema circuit.

In September 2018, the Company also announced a new agreement with Wanying Cinema Line, a subsidiary of China Resources Land, one of China’s largest state-owned commercial developers to open 14 new IMAX theaters. The theaters will feature the new IMAX with Laser and are expected to open between 2018 and 2021.

SOURCES OF REVENUE

The primary revenue sources for the Company can be categorized into four main groups: network business, theater business, new business and other.

For additional details regarding the Company’s sources of revenue, refer to the Company’s 2017 Annual Report on Form 10-K for the year ended December 31, 2017 (“the 2017 Form 10-K”).

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

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting select scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio. For example, Marvel’s Avengers: Infinity War, which was released in April 2018, was shot in its entirety using IMAX cameras, and the Untitled Avengers Sequel is also expected to be filmed entirely with IMAX cameras. In addition, in July 2018, Ant-Man and the Wasp and Mission: Impossible – Fallout was

released with select scenes specifically formatted for IMAX screens, and in October 2018, First Man was released with lunar scenes filmed using IMAX cameras.

The Company believes that the growth in international box office remains an important driver of future growth for the Company. To support continued growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets (particularly in China). During 2017, 22 local language IMAX DMR films, including 15 in China, three in Russia, three in Japan and one in India were released to the IMAX theater network. During the nine months ended September 30, 2018, 18 local language IMAX DMR films, including 14 in China, two in India, one in France and one in South Korea, were released to the IMAX theater network. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX theater network in the remainder of 2018 and beyond.

In addition to the 48 IMAX DMR films released to the IMAX theater network during the nine months ended September 30, 2018, 12 additional IMAX DMR films have been announced so far to be released in the remainder of 2018:

•	Venom: The IMAX Experience (Sony Pictures Entertainment, October 2018);

•	First Man: The IMAX Experience (Universal Pictures, October 2018);

•	Halloween: The IMAX Experience (Universal Pictures, October 2018, select domestic markets);

•	Bohemian Rhapsody: The IMAX Experience (20th Century Fox, International – October, Domestic – November 2018);

•	Thugs of Hindostan: The IMAX Experience (Yash Raj Films, November 2018, India and select markets);

•	Overlord: The IMAX Experience (Paramount Pictures, November 2018);

•	The Grinch: The IMAX Experience (Universal Pictures, November 2018, select markets);

•	Fantastic Beasts: The Crimes of Grindelwald: The IMAX Experience (Warner Bros. Pictures, November 2018);

•	Ralph Breaks the Internet: The IMAX Experience (Walt Disney Studios, November2018, select international markets);

•	Dragon Ball Super: Broly: The IMAX Experience (Toei, December 2018, Japan and select international markets);

•	Mortal Engines: The IMAX Experience (Universal Pictures, December 2018); and

•	Aquaman: The IMAX Experience (Warner Bros. Pictures, December 2018).

To date, the Company has announced the following 19 titles to be released in 2019 to the global IMAX theater network. The following dates noted for film release are subject to change and may vary by territory.

•	Glass: The IMAX Experience (Universal Pictures and Walt Disney Studios, January 2019);

•	How to Train Your Dragon: The Hidden World: The IMAX Experience (Universal Pictures, January 2019, select international markets);

•	VIY 2: Mystery of the Dragon’s Seal: The IMAX Experience (Nashe Kino, February 2019, Russia and select international markets);

•	Alita: Battle Angel: The IMAX Experience (20th Century Fox, February 2019);

•	Captain Marvel: The IMAX Experience (Walt Disney Studios, March 2019);

•	Shazam!: The IMAX Experience (Warner Bros. Pictures, April 2019);

•	Avengers 4: The IMAX Experience (Walt Disney Studios, International – April 2019, Domestic – May 2019);

•	Godzilla: King of Monsters: The IMAX Experience (Warner Bros. Pictures, May 2019);

•	Dark Phoenix: The IMAX Experience (20th Century Fox, June 2019);

•	Untitled Men in Black Spin-off: The IMAX Experience (Sony Pictures, June 2019);

•	Toy Story 4: The IMAX Experience (Walt Disney Studios, June 2019);

•	Spider-Man: Far From Home: The IMAX Experience (Sony Pictures, July 2019);

•	Lion King: The IMAX Experience (Walt Disney Studios, July 2019);

•	The New Mutants: The IMAX Experience (20th Century Fox, August 2019);

•	Artemis Fowl: The IMAX Experience (Walt Disney Studios, August 2019);

•	IT: Chapter 2: The IMAX Experience (Warner Bros. Pictures, September 2019);

•	Frozen 2: The IMAX Experience (Walt Disney Studios, November 2019);

•	Jumanji: Welcome to the Jungle Sequel: The IMAX Experience (Sony Pictures, December 2019); and

•	Star Wars: Episode IX: The IMAX Experience (Walt Disney Studios, December 2019).

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

For additional details regarding the two types of joint revenue sharing arrangements the Company has entered into with its exhibitor customers, refer to the Company’s 2017 Form 10-K.

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

The Company funds its joint revenue sharing arrangements through cash flows from operations. As at September 30, 2018, the Company had 757 theaters in operation under joint revenue sharing arrangements, a 7.8% increase as compared to the 702 joint revenue sharing arrangements open as at September 30, 2017. The Company also had contracts in backlog for an additional 446 theaters under joint revenue sharing arrangements as at September 30, 2018.

IMAX Systems – Contingent Rent

Prior to the adoption of the new revenue recognition standard, the Company’s sales and sales-type lease arrangements include contingent rent in excess of fixed minimum ongoing payments. This contingent rent, which is included in the Company’s network business operations, is recognized after the fixed minimum amount per annum is exceeded as driven by box office performance. Contingent payments in excess of fixed minimum ongoing payments of sales or sales-type lease arrangements are recognized as revenue when reported by theater operators, provided collectability is reasonably assured. In addition, contingent rent includes amounts realized for changes in rent and maintenance payments which are indexed to a local consumer price index. Effective January 1, 2018, upon adoption of the new revenue recognition standard, the recognition of contingent rent on an ongoing basis, as discussed above, will only continue for the Company’s sales-type lease arrangements. Contingent rent on sales arrangements is estimated and recognized with the revenue attributable to the System Obligation.

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

Under hybrid joint revenue sharing arrangements that take the form of sales arrangements, title and control of the projection system transfer to the customer at the point of revenue recognition, which is the earlier of client acceptance of the theater installation, including projectionist training, and theater opening to the public. Under the new revenue recognition standard, the percentage payment is considered variable consideration that must be estimated and recognized at the time of initial revenue recognition. Using box office projections and the Company’s history with theater and box office experience in different territories, the Company estimates the amount of percentage payment earned over the life of the arrangement, subject to sufficient constraint such that there is not a risk of significant revenue reversal. Under the previous recognition standard, these amounts were recognized as reported by exhibitors (or customers) in future periods. As a result, the Company has reclassified hybrid sales arrangements to the traditional sales segment since the total consideration received and the revenue recognition timing at transfer of control of the assets now resemble those of the traditional sale arrangements.

Joint Revenue Sharing Arrangements – Fixed Fees

As discussed in joint revenue sharing arrangements above, under a hybrid joint revenue sharing arrangement that takes the form of a lease arrangement, the customer is responsible for making upfront payments prior to the delivery and installation of the IMAX theater system for an amount that is typically half of what the Company would receive from a straight sale transaction. These fixed upfront payments are included in the Company’s theater business operations.

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

New Business

For additional details regarding the Company’s new business initiatives, refer to the Company’s 2017 Form 10-K.

Virtual Reality

Since 2017, the Company has opened six pilot IMAX VR centers, including its flagship pilot IMAX VR Center in Los Angeles (along with two in New York City, one in Toronto, one in Manchester, England, one in Shanghai, China and one in Bangkok, Thailand). Although the Company continues to evaluate its pilot VR strategy, at this time it has no intentions to open any additional IMAX VR Centers and in the last six months has closed its location in Shanghai and each of its locations in New York.

For information on the VR fund established among the Company, its subsidiary IMAX China and other strategic investors, please refer to note15(b) in Item 1 of the Company’s Form 10-Q.

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

The Company has also created two film funds to help finance the production of original content. The Company is forming the IMAX China Film Fund (the “China Film Fund”) with its subsidiary IMAX China Holding Inc. (“IMAX China”), its partner CMC and several other large investors to help fund Mandarin language commercial films. The China Film Fund will target productions that can leverage the Company’s brand, relationships, technology and release windows in China.

In addition, the Company’s IMAX Original Film Fund (the “Original Film Fund”) was established in 2014 to co-finance a portfolio of 10 original large format films. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014, and has reached its maximum contribution. The Company sees the Original Film Fund as a vehicle designed to generate a continuous, steady flow of high-quality documentary content. As at September 30, 2018, the Original Film Fund has invested $20.5 million toward the development of original films.

IMAX Home Entertainment

The Company established a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater system. The Company does not intend to invest significant capital into the joint venture going forward, and instead expects any additional funding to be provided through third party capital.

In September 2018, the Company announced a new home entertainment licensing and certification program called IMAX Enhanced. This initiative was launched along with audio leader DTS, capitalizing on the companies’ decades of combined expertise in image and sound science. The certification program combines high-end consumer electronics products with IMAX digitally re-mastered 4K HDR content and DTS audio technologies to offer consumers immersive sight and sound experiences for the home.

To be accepted into the program, leading consumer electronics manufacturers must design 4K HDR televisions, A/V receivers, sound systems and other home theatre equipment to meet a carefully prescribed set of audio and video performance standards, set by a certification committee of IMAX and DTS engineers and Hollywood’s leading technical specialists.

The program will digitally re-master content to produce more vibrant colors, greater contrast and sharper clarity, and will also deliver an IMAX signature sound experience.

As a mass-market consumer electronics licensing initiative, IMAX Enhanced enables the Company to leverage its brand and key technology innovations through DTS’ global licensing platform.

Additional companies that have joined the program as launch partners include Sony Electronics, Sony Pictures, Paramount Pictures and Sound United.

Other

The Company is also a distributor of large-format films, primarily for its institutional theater partners. The Company generally distributes films which it produces or for which it has acquired distribution rights from independent producers. The Company receives either a percentage of the theater box office receipts or a fixed amount as a distribution fee.

In addition, the Company also provides film post-production and quality control services for large-format films (whether produced internally or externally), and digital post-production services. The Company derives a small portion of its revenues from other sources including: two owned and operated IMAX theaters; a commercial arrangement with one theater resulting in the sharing of profits and losses; the provision of management services to four other theaters; renting its proprietary 2D and 3D large-format film and digital cameras to third-party production companies; and also offering production advice and technical assistance to both documentary and Hollywood filmmakers.

IMAX Theater Network and Backlog

The following table outlines the breakdown of the IMAX theater network by type and geographic location as at September 30:

	2018 Theater Network Base				2017 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	365	4	33	402	358	4	35	397
Canada	39	2	7	48	37	2	7	46
Greater China(1)	578	—	17	595	482	—	17	499
Asia (excluding Greater China)	107	2	3	112	96	2	3	101
Western Europe	94	4	10	108	79	4	10	93
Russia & the CIS	62	—	—	62	57	—	—	57
Latin America(2)	45	—	12	57	41	—	12	53
Rest of the World	56	1	2	59	53	1	2	56

Total	1,346	13	84	1,443	1,203	13	86	1,302

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

The Company currently believes that over time its commercial multiplex theater network could grow to approximately 2,855 IMAX theaters worldwide from 1,346 commercial multiplex IMAX theaters operating as of September 30, 2018. The Company believes that the majority of its future growth will come from international markets. As at September 30, 2018, 68.8% of IMAX theater systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 66.0% as at September 30, 2017. Revenues and gross box office derived from outside the United States and Canada continue to exceed revenues and gross box office from the United States and Canada. Risks associated with the Company’s international business are outlined in Risk Factors – “The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2017 Form 10-K.

Greater China continues to be the Company’s second-largest market, measured by revenues, with approximately 31% of overall revenues generated from the Company’s China operations in the nine months ended September 30, 2018. As at September 30, 2018, the Company had 595 theaters operating in Greater China with an additional 309 theaters in backlog that are scheduled to be installed by 2022. The Company’s backlog in Greater China represents 48.7% of the Company’s current backlog including upgrades. The Company’s largest single international partnership is in China with Wanda Film, (“Wanda”). Wanda’s total commitment to the Company is for 359 theater systems in Greater China (of which 343 theater systems are under the parties’ joint revenue sharing arrangement). See Risk Factors – “The Company faces risks in connection with the continued expansion of its business in China” in Item 1A of the Company’s 2017 Form 10-K.

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at September 30:

	2018
	IMAX Commercial Multiplex Theater Network
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Sales- type lease		Total
Domestic Total (United States & Canada)	272	5	277	127		404

International:
Greater China	289	88	377	201		578
Asia (excluding Greater China)	29	1	30	77		107
Western Europe	37	22	59	35		94
Russia & the CIS	—	—	—	62		62
Latin America	—	—	—	45		45
Rest of the World	14	—	14	42		56

International Total	369	111	480	462		942

Worldwide Total	641	116	757	589	(1)	1,346

	2017
	IMAX Commercial Multiplex Theater Network
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Sales- type lease		Total
Domestic Total (United States & Canada)	268	6	274	121		395

International:
Greater China	235	74	309	173		482
Asia (excluding Greater China)	35	21	56	40		96
Western Europe	23	24	47	32		79
Russia & the CIS	—	—	—	57		57
Latin America	—	—	—	41		41
Rest of the World	14	2	16	37		53

International Total	307	121	428	380		808

Worldwide Total	575	127	702	501		1,203

(1)

Includes 36 theater systems which were previously classified under joint revenue sharing arrangements – hybrid sales arrangements. See “Critical Accounting Policies and Estimates” for further details of the adoption impact of ASC Topic 606 on the Company’s revenues.

As at September 30, 2018, 277 (2017 — 274) of the 757 (2017 — 702) theaters under joint revenue sharing arrangements in operation, or 36.6% (2017 — 39.0%), were located in the United States and Canada, with the remaining 480 (2017 — 428) or 63.4% (2017 — 61.0%) of arrangements being located in international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	September 30, 2018				September 30, 2017
	Number of Systems		Dollar Value (in thousands)		Number of Systems		Dollar Value (in thousands)
Sales and sales-type lease arrangements	189	(1)	$246,193	(2)	170		$214,737
Joint revenue sharing arrangements
Hybrid lease arrangements	119		66,125		130		69,552
Traditional arrangements	327	(3)	6,313	(4)	245		9,096	(4)

	635	(5)	$318,631		545	(6)	$293,385

(1)	Includes 22 hybrid sales theater systems which were previously classified under joint revenue sharing arrangements – hybrid sales arrangements.
(2)

Includes a variable consideration estimate of $17.8 million in accordance with the new revenue standard. See “Critical Accounting Policies and Estimates” for further details of the adoption impact of ASC Topic 606 on the Company’s revenues.

(3)	Includes 49 theater systems where the customer has the option to convert from a joint revenue sharing arrangement to a sales arrangement.
(4)	Reflects contractual upfront payments. Future contingent payments are not reflected as these are based on negotiated shares of box office results.
(5)

Includes 93 new laser projection system configurations and 112 upgrades of existing locations to laser projection system configurations (110 of the 112 upgrades are for the IMAX with Laser projection system configurations).

(6)	Includes 25 new laser projection system configurations and three upgrades of existing locations to laser projection system configurations.

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

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at September 30:

	2018
	IMAX Theater Backlog
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Lease		Total
Domestic Total (United States & Canada)	154	3	157	8		165

International:
Greater China	128	102	230	79		309
Asia (excluding Greater China)	7	—	7	42		49
Western Europe	31	14	45	9		54
Russia & the CIS	—	—	—	18		18
Latin America	2	—	2	12		14
Rest of the World	5	—	5	21		26

International Total	173	116	289	181		470

Worldwide Total	327	119	446	189	(1)	635	(2)

	2017
	IMAX Theater Backlog
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Lease		Total
Domestic Total (United States & Canada)	40	3	43	13		56

International:
Greater China	159	108	267	83		350
Asia (excluding Greater China)	4	13	17	19		36
Western Europe	38	4	42	7		49
Russia & the CIS	—	—	—	17		17
Latin America	—	—	—	13		13
Rest of the World	4	2	6	18		24

International Total	205	127	332	157		489

Worldwide Total	245	130	375	170		545	(3)

(1)

Includes 22 theater systems which were previously classified under joint revenue sharing arrangements – hybrid sales arrangements. See “Critical Accounting Policies and Estimates” for further details of the adoption impact of ASC Topic 606 on the Company’s revenues.

(2)	Includes 79 new IMAX with Laser projection system configurations and 110 upgrades of existing locations to IMAX with Laser projection system configurations.
(3)	Includes three upgrades of existing locations to laser-based digital theater system configurations.

Approximately 74.0% of IMAX theater system arrangements in backlog as at September 30, 2018 are scheduled to be installed in international markets (2017 – 89.7%).

The following reflects the Company’s signings and installations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018		2017
Theater System Signings:
Full new sales and sales-type lease arrangements	22	17	46		67
New traditional joint revenue sharing arrangements	1	—	54		31
New hybrid joint revenue sharing lease arrangements	2	—	10		49

Total new theaters	25	17	110		147
Upgrades of IMAX theater systems	12	—	110	(1)	4

Total theater signings	37	17	220		151

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Theater System Installations:
Full new sales and sales-type lease arrangements	15	19	37	36
New traditional joint revenue sharing arrangements	15	25	37	51
New hybrid joint revenue sharing lease arrangement	6	5	8	9

Total new theaters	36	49	82	96
Upgrades of IMAX theater systems	1	2	2	4

Total theater installations	37	51	84	100

(1)	Includes 105 theater systems related to existing AMC, Regal and Pathé theaters to be upgraded to IMAX with Laser projection systems on new lease terms ranging from 10 to 12 years.

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

The Company’s arrangements include a requirement for the provision of maintenance services over the life of the arrangement, subject to a consumer price index increase on renewal each year. Under the new standard, the Company has included the future consideration from the provision of maintenance services in the relative selling price allocation calculation at the inception of the arrangement. Under the previous recognition standard, only the first year’s extended warranty and maintenance services included as part of the upfront consideration received by the Company was included in the relative selling price allocation to determine the allocation of consideration between deliverables, while the future years’ maintenance services were recognized and amortized over each year’s renewal term. As the maintenance services are a stand ready obligation, revenue is recognized evenly over the contract term, which is consistent with past treatment. The Company does not expect a significant change in the allocation of consideration between performance obligations to arise as a result of this change.

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

The Company’s remaining revenue streams are not significantly impacted by the new standard, as the arrangements do not call for variable consideration and recognition of revenues transfer at the time of provision of service or transfer of control of goods as appropriate.

Constraints on the Recognition of Variable Consideration

The recognition of variable consideration involves a significant amount of judgment. ASC Topic 606 requires variable consideration to be recognized subject to appropriate constraints to avoid a significant reversal of revenue in future periods. The standard identifies several examples of situations where constraining variable consideration would be appropriate:

•	The amount of consideration is highly susceptible to factors outside the entity’s influence;

•	The uncertainty about the amount of consideration is not expected to be resolved for a long period of time;

•	The Company’s experience (or other evidence) with similar types of contracts is limited, or that experience has limited predictive value; and

•	The entity has a practice of either offering a broad range of price concessions or changing the payment terms and conditions of similar contracts in similar circumstances.

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

The Company presents adjusted net income and adjusted net income per diluted share, which excludes stock-based compensation, non-recurring exit costs, restructuring charges and associated impairments, legal arbitration award and the related tax impact of these adjustments, because it believes that they are important supplemental measures of the Company’s comparable controllable operating performance. Although stock-based compensation is an important aspect of the Company’s employee and executive compensation packages, it is mostly a non-cash expense and is excluded from certain internal business performance measures, and the Company wants to ensure that its investors fully understand the impact of its stock-based compensation (net of any related tax impact) and non-recurring charges on net income.

In addition, the Company presents adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share because it believes that they are important supplemental measures of its comparable financial results. Without the presentation of these adjusted presentation measures the Company believes it could potentially distort the analysis of trends in business performance and it wants to ensure that its investors fully understand the impact of net income attributable to non-controlling interests, its stock-based compensation, non-recurring exit costs, restructuring charges and associated impairments and legal arbitration award (net of any related tax impact) in determining net income attributable to common shareholders.

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

In addition, management uses “EBITDA”, as such term is defined in the Company’s credit agreement (and which is referred to herein as “Adjusted EBITDA per Credit Facility”, as the credit agreement includes additional adjustments beyond interest, taxes, depreciation and amortization) to evaluate, assess and benchmark the Company’s operational results. The Company believes that Adjusted EBITDA per Credit Facility presents relevant and useful information widely used by analysts, investors and other interested parties in the Company’s industry. Accordingly, the Company is disclosing this information to permit a more comprehensive analysis of its operating performance and to provide additional information with respect to the Company’s ability to comply with its credit agreement requirements. EBITDA is defined as net income with adjustments for depreciation and amortization, interest income (expense)-net, and income tax provision (benefit). Adjusted EBITDA per Credit Facility is defined as EBITDA plus adjustments for loss from equity accounted investments, stock and other non-cash compensation, exit costs, restructuring charges and associated impairments, legal arbitration award and adjusted EBITDA attributable to non-controlling interests.

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

RESULTS OF OPERATIONS

Important factors that the Company’s Chief Executive Officer (“CEO”) Richard L. Gelfond uses in assessing the Company’s business and prospects include:

•	the signing, installation and financial performance of theater system arrangements (particularly its joint revenue sharing arrangements and new IMAX with Laser projection systems);

•	film performance and the securing of new film projects (particularly IMAX DMR films);

•	revenue and gross margins from the Company’s segments;

•	earnings from operations as adjusted for unusual items that the Company views as non-recurring;

•	the continuing ability to invest in and improve the Company’s technology to enhance its differentiation of presentation versus other cinematic experiences;

•	the overall execution, reliability and consumer acceptance of The IMAX Experience;

•	the success of new business initiatives; and

•	short- and long-term cash flow projections.

Management, including the Company’s CEO, who is the Company’s Chief Operating Decision Maker (“CODM”) (as defined in the Segment Reporting Topic of the FASB ASC), assesses segment performance based on segment revenues, gross margins and film performance. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), write-downs net of recoveries, interest income, interest expense and tax (provision) recovery are not allocated to the segments. The Company has the following eight reportable segments: IMAX DMR; joint revenue sharing arrangements; IMAX systems; theater system maintenance; other; new business; film distribution; and film post-production. The Company is presenting the following information at a disaggregated level to provide more relevant information to readers, as permitted by the standard, and adjusted for the adoption of the new revenue recognition standard:

•	Network Business

•	Theater Business

•	New Business

•	Other

The Company’s Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations has been organized by the Company into four primary groups – Network Business, Theater Business, New Business and Other. Each of the Company’s reportable segments, as identified above, has been classified into one of these broader groups for purposes of MD&A discussion. The Company believes that this approach is consistent with how the CODM reviews the financial performance of the business and makes strategic decisions regarding resource allocation and investments to meet long-term business goals. Management believes that a discussion and analysis based on these groups is significantly more relevant and useful to readers, as the Company’s condensed consolidated statements of operations captions combine results from several segments. For additional details regarding the four primary groups above, please refer to the Company’s 2017 Form 10-K.

Three Months Ended September 30, 2018 versus Three Months Ended September 30, 2017

The Company reported net income of $7.5 million, which calculates to $0.12 per basic and diluted share, for the third quarter of 2018 as compared to net income of $2.9 million, or $0.04 per basic and diluted share for the third quarter of 2017.

Net income for the third quarter of 2018 includes a $5.6 million charge, or $0.08 per diluted share (2017 — $5.7 million or $0.09 per diluted share), for stock-based compensation. In the third quarter of 2018, the Company did not have any additional expenses for exit costs, restructuring charges and associated impairments (2017 — $3.4 million, or $0.05 per diluted share).

Adjusted net income, which consists of net income excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments and the related tax impact of these adjustments, was $11.6 million, or $0.18 per diluted share, for the third quarter of 2018 as compared to adjusted net income of $9.2 million, or $0.14 per diluted share, for the third quarter of 2017.

The Company reported a net income attributable to common shareholders of $5.0 million, or a $0.08 per basic and diluted share for the third quarter of 2018 (2017 — net loss of $0.9 million, or a loss of $0.01 per basic and diluted share).

Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments and the related tax impact of these adjustments, was $9.0 million, or $0.14 per diluted share, for the third quarter of 2018 as compared to adjusted net income attributable to common shareholders of $5.2 million, or $0.08 per diluted share, for the third quarter of 2017.

A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

(In thousands of U.S. dollars, except per share amounts)	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$7,502	$0.12	$2,898	$0.04
Adjustments:
Stock-based compensation	5,562	0.08	5,739	0.09
Exit costs, restructuring charges and associated impairments	—	—	3,437	0.05
Tax impact on items listed above	(1,500)	(0.02)	(2,855)	(0.04)

Adjusted net income	11,564	0.18	9,219	0.14
Net income attributable to non-controlling interests(1)	(2,482)	(0.04)	(3,748)	(0.06)
Stock-based compensation (net of tax of less than $0.1 million and $0.1 million, respectively)(1)	(75)	—	(263)	—
Exit costs, restructuring charges and associated impairments (net of tax of $nil and less than $0.1 million, respectively)(1)	—	—	(11)	—

Adjusted net income attributable to common shareholders	$9,007	$0.14	$5,197	$0.08

Weighted average diluted shares outstanding		62,793		64,803

(1)	Reflects amounts attributable to non-controlling interests.

The following table sets forth the breakdown of revenue and gross margin by nature for the three months ended September 30:

(In thousands of U.S. dollars)	Revenue		Gross Margin
	2018	2017	2018	2017
Network business
IMAX DMR	$22,372	$25,971	$14,461	$18,114
Joint revenue sharing arrangements – contingent rent	14,327	15,572	8,081	9,351
IMAX systems – contingent rent	—	1,094	—	1,094

	36,699	42,637	22,542	28,559

Theater business
IMAX systems
Sales and sales-type leases(1)	20,427	25,111	10,141	15,246
Ongoing fees and finance income(2)	2,971	2,646	2,923	2,522
Joint revenue sharing arrangements – fixed fees	2,798	2,658	529	624
Theater system maintenance	12,415	11,511	5,996	4,624
Other theater	2,076	1,586	581	247

	40,687	43,512	20,170	23,263

New business	1,275	8,917	(298)	(11,912)

Other
Film distribution and post-production	3,062	2,698	260	402
Other	385	1,036	(483)	(444)

	3,447	3,734	(223)	(42)

	$82,108	$98,800	$42,191	$39,868

(1)

Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions, and in 2018, includes the present value of estimates of variable consideration from equipment sales transactions.

(2)	Includes rental income from operating leases and finance income.

On January 1, 2018, the Company adopted ASC Topic 606, utilizing the modified retrospective transition method with a cumulative catch-up adjustment. The Company has not experienced any significant true-ups or downs of its transition amounts. See note 3, “Adoption of ASC Topic 606, Revenue from Contracts with Customers, effective January 1, 2018” in the accompanying condensed consolidated financial statements in Item 1 for the Company’s revenue recognition policy. The following table presents the impacted financial statement line items in the Company’s condensed consolidated statement of operations:

	Three Months Ended September 30, 2018
(in thousands of U.S. dollars, except per share amounts)	Pre-adoption of ASC Topic 606	ASC Topic 606 Adjustments	As reported
Revenues	$81,863	$245	$82,108
Provision for income taxes	(1,398)	(54)	(1,452)
Net income	7,311	191	7,502
Less: net income attributable to non-controlling interests	(2,482)	—	(2,482)
Net income attributable to common shareholders	4,829	191	5,020
Net income per share attributable to common shareholders—basic and diluted	0.08	—	0.08

The following table presents the impact of ASC Topic 606 on the Company’s revenues by reportable segment:

	Three Months Ended September 30, 2018
	Pre-adoption of ASC Topic 606	ASC Topic 606 Adjustments	As reported
Network business
IMAX DMR	$22,372	$—	$22,372
Joint revenue sharing arrangements – contingent rent(1)	15,115	(788)	14,327
IMAX systems – contingent rent(1)	475	(475)	—

	37,962	(1,263)	36,699

Theater business
IMAX systems
Sales and sales-type leases(2)	18,073	2,354	20,427
Ongoing fees and finance income(3)	2,570	401	2,971
Joint revenue sharing arrangements – fixed fees(4)	4,045	(1,247)	2,798
Theater system maintenance	12,415	—	12,415
Other theater	2,076	—	2,076

	39,179	1,508	40,687

New business	1,275	—	1,275

Other
Film post-production	2,262	—	2,262
Film distribution	800	—	800
Other	385	—	385

	3,447	—	3,447

Total	$81,863	$245	$82,108

(1)

Contingent rent of $0.8 million related to theater systems under hybrid sales arrangements and $0.5 million related to theater systems under sales arrangements was recognized in the Company’s transition adjustment.

(2)

Variable consideration of $0.8 million relating to theater systems recognized as sales or hybrid sales was recognized as part of the System Obligation in the quarter and the fixed consideration recognized for theater systems installed under hybrid sales arrangements was reclassified from Joint revenue sharing arrangement – fixed fees as hybrid sales are no longer considered part of the Joint revenue sharing arrangement segment.

(3)	Finance income of $0.4 million was recognized on the future consideration related to contracts.
(4)	Fixed consideration of $1.2 million related to the recognition of theater systems under hybrid sales arrangements was reclassified to Sales and Sales-type leases.

Revenues and Gross Margin

The Company’s revenues for the third quarter of 2018 decreased 16.9% to $82.1 million from $98.8 million in third quarter of 2017. Revenue in the third quarter of 2017 included $8.7 million, or 8.8% of total revenue, related to new business initiatives, which were not a part of the third quarter of 2018. The gross margin across all segments in the third quarter of 2018 was $42.2 million, or 51.4% of total revenue, compared to $39.9 million, or 40.4% of total revenue in the third quarter of 2017. Impairment charges included in gross margin in the third quarter of 2017 were $12.3 million, of which $11.1 million related to new business initiatives.

Network Business

Gross box office generated by IMAX DMR films decreased by 5.6% to $206.5 million in the third quarter of 2018 from $218.8 million in the third quarter of 2017, which included the blockbuster performance of Dunkirk: The IMAX Experience, which generated $81.0 million in IMAX box-office. In the third quarter of 2018, gross box office was generated primarily by the exhibition of 29 films (24 new and 5 carryovers), as compared to 24 films (17 new and 7 carryovers) exhibited in the third quarter of 2017.

Primarily the result of lower box-office, network business revenue decreased by 13.9% to $36.7 million in the third quarter of 2018 from $42.6 million in the third quarter of 2017. The gross margins experienced by the Company’s network business in the third quarter of 2018 was $22.5 million, or 61.4% of network business revenue, compared to $28.6 million, or 67.0% in the third quarter of 2017. The gross margin decrease was entirely attributable to the lower revenue, as costs were consistent in the third quarter of 2018 and 2017. The Company’s network business performance is impacted by box office performance, as well as other factors including the timing of a film release to the IMAX theater network, the commercial success of the film, the Company’s take rates under its DMR and joint revenue sharing arrangements, and the distribution window for the exhibition of films in the IMAX theater network. Effective January 1, 2018, the Company no longer includes hybrid joint revenue sharing arrangements which take the form of a sale under the joint revenue sharing arrangement reportable segment. These arrangements are now reflected under the IMAX systems segment of Theater Business. Other factors impacting performance include fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations.

IMAX DMR revenues decreased by 13.9% to $22.4 million in the third quarter of 2018 from $26.0 million in the third quarter of 2017, which included the blockbuster performance of Dunkirk: The IMAX Experience. IMAX DMR gross margins decreased to $14.5 million in the third quarter of 2018 as compared to $18.1 million in the third quarter of 2017. Margin is a function of the costs associated with the respective films exhibited in the period, and can vary particularly with respect to marketing expenses.

Contingent rent revenues from joint revenue sharing arrangements decreased to $14.3 million in the third quarter of 2018 from $15.6 million in the third quarter of 2017, which included the blockbuster performance of Dunkirk: The IMAX Experience. The Company ended the third quarter of 2018 with 757 theaters operating under joint revenue sharing arrangements, as compared to 702 theaters at the end of the third quarter of 2017, an increase of 7.8%. Gross box office generated by the joint revenue sharing arrangements was 9.3% lower at $105.8 million in the third quarter of 2018 from $116.7 million in the third quarter of 2017.

The gross margin from joint revenue sharing arrangements decreased to $8.1 million in the third quarter of 2018 from $9.4 million in the third quarter of 2017. Included in the calculation of gross margin for the third quarter of 2018 were certain advertising, marketing and commission costs primarily associated with new theater launches of $1.0 million, as compared to $1.4 million during the third quarter of 2017.

Contingent rent revenue from IMAX systems consists of variable payments received in excess of the fixed minimum ongoing payments which are primarily driven by box office performance reported by theater operators. On January 1, 2018, the Company adopted ASC Topic 606, in accordance with the updated revenue recognition policy as discussed in note 3 of the accompanying condensed consolidated financial statements in Item 1. Contingent rent revenue is no longer recognized over the time period of the contract for theater systems under sales arrangements. Therefore, the Company expects this revenue stream to be minimal on a go-forward basis. Contingent rent revenue of $1.1 million was recognized in the third quarter of 2017.

Theater Business

The primary drivers of this line of business are theater system installations and the Company’s maintenance contracts that accompany each theater installation. For the third quarter of 2018, theater business revenue decreased $2.8 million, or 6.5%, to $40.7 million as compared to the third quarter of 2017. The decrease in theater business revenue in 2018 as compared to 2017 was primarily due to:

•	4 fewer installations of systems under sales and sales-type lease arrangements; and

•	a decrease in system upgrade revenue; partially offset by

•	1 additional system contracted as a hybrid joint revenue sharing lease arrangement; and

•	2 geographic relocations of theater systems under sales arrangements.

Theater business gross margin decreased 13.3% to $20.2 million in the third quarter of 2018 as compared to $23.3 million in the third quarter of 2017, primarily due to a decrease in installations of systems under sales and sales-type leases.

The installation of theater systems in newly-built theaters or multiplexes, which make up a large portion of the Company’s theater system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangements (see discussion below) installations by theater system configuration for September 30 is outlined in the table below:

	2018		2017
	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX digital theater systems — installed and recognized
Sales and sales-types lease arrangements(1)	15	$19,866	19	$23,678
Joint revenue sharing arrangements — hybrid(2)	6	2,796	5	2,645

Total new theater systems	21	22,662	24	26,323

IMAX digital theater system upgrades — installed and recognized
Sales and sales-types lease arrangements	—	—	1	1,324

Total upgraded theater systems	—	—	1	1,324

Total theater systems installed and recognized	21	$22,662	25	$27,647

(1)

Upon adoption of the new revenue recognition standard, the arrangements for the sale of projection systems include indexed minimum payment increases over the term of the arrangement, as well as provision for additional payments in excess of the minimum agreed payments in situations where the theater exceeds certain box office thresholds. As a result of including an estimate of variable consideration upon recognition of a theater system under a sales arrangement, the revenues presented for the quarter ended September 30, 2018, are $0.8 million higher than under the prior revenue recognition standard.

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

The average revenue per full, new theater system under a sales and sales-type lease arrangement varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors. Average revenue per full, new theater system under a sales and sales-type lease arrangement was $1.3 million for the third quarter of 2018, as compared to $1.2 million in the third quarter of 2017.

Theater system maintenance revenue increased 7.9% to $12.4 million in the third quarter of 2018 from $11.5 million in the third quarter of 2017. Theater system maintenance gross margin was $6.0 million in the third quarter of 2018 versus $4.6 million in the third quarter of 2017. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Ongoing fees and finance income was $3.0 million in the third quarter of 2018 compared to $2.6 million in the third quarter of 2017. Gross margin for ongoing fees and finance income increased to $2.9 million in the third quarter of 2018 from $2.5 million in the third quarter of 2017. The increase is due to an increase from variable rent accretion, which is a result of the adoption of ASC Topic 606 on January 1, 2018. The costs associated with ongoing fees are minimal as it usually consists of depreciation on the Company’s theaters under operating lease agreements and/or marketing.

Other theater revenue increased to $2.1 million in the third quarter of 2018 as compared to $1.6 million in the third quarter of 2017. Other theater revenue primarily includes revenue generated from the Company’s after-market sales of projection system parts and 3D glasses. The gross margin recognized from other theater revenue was $0.6 million in the third quarter of 2018 as compared to $0.2 million in the third quarter of 2017.

New Business

Revenue earned from the Company’s new business initiatives was $1.3 million and the new business segment experienced a margin loss of $0.3 million in the third quarter of 2018, as compared to revenue of $8.9 million and a margin loss of $11.9 million in the third quarter of 2017. In the third quarter of 2018, included in revenue and gross margin are $1.0 million and $0.7 million, respectively, relating to a wind-down contractual payment owed to IMAX from one of its partners and the associates costs.

The performance of the new business segment in the third quarter of 2017 was primarily driven by the premiere of the new television series “Marvel’s Inhumans.” Episodic revenue, costs and gross margin recognized in the period were $8.7 million, $19.8 million and a loss of $11.1 million, respectively.

The Company is evaluating its new business initiatives separately from its core business as the nature of its activities is separate and distinct from its ongoing operations, and as a result the Company views it as helpful to discuss items beyond that of gross margin. The Company recognized a net loss from its new business initiatives for the third quarter of 2018 of $1.0 million, which includes amortization of $2.0 million and an equity loss of $0.2 million. In addition, selling, general and administration costs of $0.2 million and research and development costs of $0.1 million are included in the calculation of net income. In the prior year comparative period, a loss of $14.5 million was recognized, which includes amortization of $1.6 million, impairment charges of $11.1 million and an equity loss of $0.3 million. In addition, selling, general and administration costs of $0.9 million and research and development costs of $1.5 million are included in the calculation of net income.

Other

Film distribution and post-production revenues were $3.1 million in the third quarter of 2018 and $2.7 million in the third quarter of 2017. Film distribution and post-production gross margin was $0.3 million in the third quarter of 2018, as compared to $0.4 million in the third quarter of 2017. The Company reviews the carrying value of certain documentary film assets on an on-going basis, and revises expectations for future revenues based on the latest information available.

Other revenue decreased to $0.4 million in the third quarter of 2018, as compared to $1.0 million in the third quarter of 2017. Other revenue primarily includes revenue generated from the Company’s theater operations and camera rental business. The decrease in revenue is primarily the result of a decrease in theater operations revenue in the third quarter of 2018, as compared to the prior year comparative period.

The gross margin recognized from other revenue was a loss of $0.5 million in the third quarter of 2018 as compared to a loss of $0.4 million in the third quarter of 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $26.8 million in the third quarter of 2018, as compared to $25.5 million in the third quarter of 2017. In the prior year, during the transition of the new Chief Marketing Officer, the Company’s marketing spend was reduced, resulting in an increase in the current year due to normalizing the marketing spend. Selling, general and administrative expenses excluding the impact of stock-based compensation were $22.0 million in the third quarter of 2018, as compared to $20.3 million in the third quarter of 2017.

The following reflects the significant items impacting selling, general and administrative expenses for the third quarter of 2018 and 2017:

	2018	2017	2018 versus 2017
Staff costs	$14,595	$13,618	$977	7.2%
Stock-based compensation	4,840	5,198	(358)	(6.9)%
Marketing	2,653	788	1,865	236.7%
Foreign exchange gain	(428)	(477)	49	10.3%
Other general corporate expenditures	5,120	6,413	(1,293)	(20.2)%

Total	$26,780	$25,540	$1,240	4.9%

Staff costs presented above are related to the Company’s core business and include salaries and benefits.

Other general corporate expenditures include professional fees, travel and entertainment. Selling, general and administrative expenses also includes asset impairment charges and write-offs, if any, and miscellaneous items, other than interest.

Research and Development Expenses

Research and development expenses decreased to $4.0 million in the third quarter of 2018, as compared to $4.6 million in the third quarter of 2017. The decrease is primarily due to lower spending on new business initiatives compared to the third quarter of 2017.

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

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.9 million in the third quarter of 2018 as compared to a net provision of $1.0 million in the third quarter of 2017.

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

Interest Income and Expense

Interest income was $0.6 million in the third quarter of 2018 as compared to $0.3 million in the third quarter of 2017.

Interest expense was $1.0 million in the third quarter of 2018 as compared to $0.5 third quarter of 2017. Included in interest expense is the amortization of deferred finance costs in the amount of $0.4 million in the third quarter of 2018 as compared to $0.1 million in the third quarter of 2017. Included in this amount is $0.3 million of related to the extinguishment of the Playa Vista Loan in the three months ended September 30, 2018. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Exit costs, restructuring charges and associated impairments

Exit costs, restructuring charges and associated impairments was $nil in the third quarter of 2018. In the third quarter of 2017, an expense of $3.4 million was recognized which was comprised of costs incurred to exit an existing operating lease, employee severance costs, costs of consolidating facilities and contract termination costs.

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

As at September 30, 2018, the Company had a gross deferred income tax asset of $27.5 million, against which the Company is carrying a $0.2 million valuation allowance. For the three months ended September 30, 2018, the Company recorded an income tax provision of $1.5 million, which includes a recovery of $0.3 million related to its provision for uncertain tax positions. In addition, included in the provision for income taxes was a $0.1 million recovery related to stock-based compensation costs recognized in the period.

The Company’s Chinese subsidiary has made inquiries of the Chinese State Administration of Taxation regarding the potential deductibility of certain stock-based compensation for stock options issued by the Chinese subsidiary’s parent company, IMAX China. In addition, Chinese regulatory authorities responsible for capital and exchange controls will need to review and approve the proposed transactions before they can be completed. There may be a requirement for future investment of funds into China in order to secure the deduction. Should the Company proceed, any such future investment would come from existing capital invested in the IMAX China group of companies being redeployed amongst the IMAX China group of companies, including the Chinese subsidiary. The Company’s Chinese Subsidiary has treated the stock-based compensation as deductible and has set up related deferred tax assets of $1.3 million.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. As at September 30, 2018, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2017 — $nil). The Company’s accumulated losses in excess of its equity investment were $2.4 million as at September 30, 2018. For the three months ended September 30, 2018, gross revenues, cost of revenue and net loss for these investments were $0.3 million, $1.0 million and $0.6 million, respectively (2017 — $0.2 million, $1.0 million and $0.8 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.2 million third quarter of 2018, compared to a net loss of $0.3 million experienced in the third quarter of 2017.

Non-Controlling Interests

The Company’s condensed consolidated financial statements include a non-controlling interest in the net income of IMAX China as well as the impact of non-controlling interests in its subsidiaries created for the Original Film Fund and VR Content Fund activity. For the three months ended September 30, 2018, the net income attributable to non-controlling interests of the Company’s subsidiaries was $2.5 million (2017 — $3.7 million).

Nine Months Ended September 30, 2018 versus Nine Months Ended September 30, 2017

The Company reported net income of $29.8 million, or $0.47 per basic and diluted share, for the nine months ended September 30, 2018 as compared to net income of $3.8 million, or $0.06 per basic and diluted share for the nine months ended September 30, 2017.

Net income for the nine months ended September 30, 2018 includes a $17.2 million charge, or $0.26 per diluted share (2017 — $17.8 million or $0.27 per diluted share), for stock-based compensation, a $1.2 million charge, or $0.02 per diluted share for exit costs, restructuring charges and associated impairments (2017 — $13.7 million, or $0.20 per diluted share) and a $7.5 million charge, or $0.12 per diluted share, for a legal arbitration award related to one of the Company’s litigation matters from 2006 (2017 — $nil, or $nil per diluted share).

Adjusted net income, which consists of net income excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments, the legal arbitration award and the related tax impact, was $50.4 million, or $0.79 per diluted share, for the nine months ended September 30, 2018 as compared to adjusted net income of $25.7 million, or $0.38 per diluted share, for the nine months ended September 30, 2017.

The Company reported net income attributable to common shareholders of $21.2 million, or $0.33 per basic and diluted share for the nine months ended September 30, 2018 (2017 — net loss of $2.5 million, or a loss of $0.04 per basic and diluted share).

Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments, the legal arbitration award and the related tax impact, was $41.4 million, or $0.65 per diluted share, for the nine months ended September 30, 2018 as compared to adjusted net income attributable to common shareholders of $18.7 million, or $0.28 per diluted share, for the nine months ended September 30, 2017.

A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

(In thousands of U.S. dollars, except per share amounts)	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$29,824	$0.47	$3,820	$0.06
Adjustments:
Stock-based compensation	17,165	0.26	17,796	0.27
Exit costs, restructuring charges and associated impairments	1,158	0.02	13,695	0.20
Legal arbitration award	7,500	0.12	—	—
Tax impact on items listed above	(5,287)	(0.08)	(9,578)	(0.15)

Adjusted net income	50,360	0.79	25,733	0.38
Net income attributable to non-controlling interests(1)	(8,674)	(0.14)	(6,307)	(0.10)
Stock-based compensation (net of tax of $0.1 million and $0.2 million, respectively) (1)	(279)	—	(544)	—
Exit costs, restructuring charges and associated impairments (net of tax of $nil and $0.1 million, respectively)(1)	—	—	(179)	—

Adjusted net income attributable to common shareholders	$41,407	$0.65	$18,703	$0.28

Weighted average diluted shares outstanding		63,580		65,834

(1)	Reflects amounts attributable to non-controlling interests.

The following table sets forth the breakdown of revenue and gross margin by nature for the nine months ended September 30:

(In thousands of U.S. dollars)	Revenue		Gross Margin
	2018	2017	2018	2017
Network Business
IMAX DMR	$85,586	$77,136	$57,523	$52,578
Joint revenue sharing arrangements—contingent rent	56,919	49,702	39,441	33,271
IMAX systems—contingent rent	—	2,573	—	2,573

	142,505	129,411	96,964	88,422

Theater Business
IMAX systems
Sales and sales-type leases(1)	50,545	48,178	28,648	28,190
Ongoing fees and finance income(2)	8,982	7,844	8,839	7,582
Joint revenue sharing arrangements – fixed fees	3,821	4,536	776	887
Theater system maintenance	37,462	33,459	17,289	13,306
Other theater	5,707	5,449	1,099	1,082

	106,517	99,466	56,651	51,047

New Business	4,999	11,508	139	(13,432)

Other
Film distribution and post-production	9,156	11,369	320	(262)
Other	2,260	3,460	(787)	(677)

	11,416	14,829	(467)	(939)

	$265,437	$255,214	$153,287	$125,098

(1)

Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions, and in 2018, includes the present value of estimates of variable consideration from equipment sales transactions.

(2)	Includes rental income from operating leases and finance income.

On January 1, 2018, the Company adopted ASC Topic 606, utilizing the modified retrospective transition method with a cumulative catch-up adjustment. The Company has not experienced any significant true-ups or downs of its transition amounts. See note 3, “Adoption of ASC Topic 606, Revenue from Contracts with Customers, effective January 1, 2018” in the accompanying condensed consolidated financial statements in Item 1 for the Company’s revenue recognition policy. The following table presents the impacted financial statement line items in the Company’s condensed consolidated statement of operations:

	Nine Months Ended September 30, 2018
(in thousands of U.S. dollars, except per share amounts)	Pre-adoption of ASC Topic 606	ASC Topic 606 Adjustments	As reported
Revenues	$264,011	$1,426	$265,437
Provision for income taxes	(9,226)	(314)	(9,540)
Net income	28,712	1,112	29,824
Less: net income attributable to non-controlling interests	(8,513)	(161)	(8,674)
Net income attributable to common shareholders	20,199	951	21,150
Net income per share attributable to common shareholders—basic and diluted	0.32	0.01	0.33

The following table presents the impact of ASC Topic 606 on the Company’s revenues by reportable segment:

	Nine Months Ended September 30, 2018
	Pre-adoption of ASC Topic 606	ASC Topic 606 Adjustments	As reported
Network business
IMAX DMR	$85,586	$—	$85,586
Joint revenue sharing arrangements – contingent rent(1)	59,495	(2,576)	56,919
IMAX systems – contingent rent(1)	1,802	(1,802)	—

	146,883	(4,378)	142,505

Theater business
IMAX systems
Sales and sales-type leases(2)	41,571	8,974	50,545
Ongoing fees and finance income(3)	8,000	982	8,982
Joint revenue sharing arrangements – fixed fees(4)	7,973	(4,152)	3,821
Theater system maintenance	37,462	—	37,462
Other theater	5,707	—	5,707

	100,713	5,804	106,517

New business	4,999	—	4,999

Other
Film post-production	6,512	—	6,512
Film distribution	2,644	—	2,644
Other	2,260	—	2,260

	11,416	—	11,416

Total	$264,011	$1,426	$265,437

(1)

Contingent rent of $2.6 million related to theater systems under hybrid sales arrangements and $1.8 million related to theater systems under sales arrangements was recognized in the Company’s transition adjustment.

(2)

Variable consideration of $4.1 million relating to theater systems recognized as sales or hybrid sales was recognized as part of the System Obligation in the quarter and the fixed consideration recognized for theater systems installed under hybrid sales arrangements was reclassified from Joint revenue sharing arrangement – fixed fees as hybrid sales are no longer considered part of the Joint revenue sharing arrangement segment.

(3)	Finance income of $1.0 million was recognized on the future consideration related to contracts.
(4)	Fixed consideration of $4.2 million related to the recognition of theater systems under hybrid sales arrangements was reclassified to Sales and Sales-type leases.

Revenues and Gross Margin

The Company’s revenues for the nine months ended September 30, 2018 increased by 4.0% to $265.4 million from $255.2 million for the nine months ended September 30, 2017, primarily due to an increase in revenues from the Company’s network business and theater business segments, partially offset by a decrease in the new business segment. Revenue in the nine months ended September 30, 2017 includes $8.7 million, or 3.4% of total revenue, related to new business initiatives, which was not part of the nine months ended September 30, 2018. The gross margin across all segments in the nine months ended September 30, 2018 was $153.3 million, or 57.7% of total revenue, compared to $125.1 million, or 49.0% of total revenue in the nine months ended September 30, 2017. Impairment charges included in gross margin for the nine months ended September 30, 2017 were $17.5 million, of which $11.1 million related to new business initiatives, or 6.9% of total revenue.

Network Business

Gross box office generated by IMAX DMR films increased 13.7% to $795.4 million in the nine months ended September 30, 2018 from $699.8 million in the nine months ended September 30, 2017. In the nine months ended September 30, 2018, gross box office was generated primarily by the exhibition of 58 films (48 new and 10 carryovers), as compared to 46 films (40 new and 6 carryovers) exhibited in the nine months ended September 30, 2017.

Network business revenue increased by 10.1% to $142.5 million in the nine months ended September 30, 2018 from $129.4 million in the nine months ended September 30, 2017, due to stronger film performance and an increase in the number of films exhibited. The gross margins experienced by the Company’s network business in the nine months ended September 30, 2018 was $97.0 million, or 68.0% of network business revenue, compared to $88.4 million, or 68.3% in the nine months ended September 30, 2017. The Company’s network business performance is impacted by box office performance, as well as other factors including the timing of a film release to the IMAX theater network, the commercial success of the film, the Company’s take rates under its DMR and joint revenue sharing arrangements, and the distribution window for the exhibition of films in the IMAX theater network. Effective January 1, 2018, the Company no longer includes hybrid joint revenue sharing arrangements which take the form of a sale under the joint revenue sharing arrangement reportable segment. These arrangements are now reflected under the IMAX systems segment of Theater Business. Other factors impacting performance include fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations.

IMAX DMR revenues increased 11.0% to $85.6 million in the nine months ended September 30, 2018 from $77.1 million in the nine months ended September 30, 2017, due to stronger gross box office performance. The gross margin from the IMAX DMR segment was $57.5 million and $52.6 million in the nine months ended September 30, 2018 and 2017, respectively. Margin is a function of the costs associated with the respective films exhibited in the period, and can vary particularly with respect to marketing expenses.

Contingent rent revenues from joint revenue sharing arrangements increased to $56.9 million in the nine months ended September 30, 2018 from $49.7 million in the nine months ended September 30, 2017, largely due to stronger box office performance and continued network growth. The Company ended the current period with 757 theaters operating under joint revenue sharing arrangements, as compared to 702 theaters at the end of the nine months ended September 30, 2017, an increase of 7.8%. Gross box office generated by the joint revenue sharing arrangements was 11.6% higher at $419.8 million in the nine months ended September 30, 2018 from $376.2 million in the nine months ended September 30, 2017.

The gross margin from joint revenue sharing arrangements increased by 18.5% to $39.4 million in the nine months ended September 30, 2018 from $33.3 million in the nine months ended September 30, 2017. Included in the calculation of gross margin for the nine months ended September 30, 2018 were certain advertising, marketing and commission costs primarily associated with new theater launches of $2.2 million, as compared to $2.5 million during the nine months ended September 30, 2017.

Contingent rent revenue from IMAX systems consists of variable payments received in excess of the fixed minimum ongoing payments which are primarily driven by box office performance reported by theater operators. On January 1, 2018, the Company adopted ASC Topic 606, in accordance with the updated revenue recognition policy as discussed in note 3 of the accompanying condensed consolidated financial statements in Item 1. Contingent rent revenue is no longer recognized over the time period of the contract for theater systems under sales arrangements. Therefore, the Company expects this revenue stream to be minimal on a go-forward basis. Contingent rent revenue of $2.6 million was recognized in the nine months ended September 30, 2017.

Theater Business

The primary drivers of this line of business are theater system installations and the Company’s maintenance contract that accompanies each theater installation. In the nine months ended September 30, 2018, theater business revenue increased $7.0 million, or 7.1% to $106.5 million as compared to $99.5 million in nine months ended September 30, 2017. Theater business gross margin increased 11.0% to $56.7 million in the nine months ended September 30, 2018, as compared to $51.0 million in the nine months ended September 30, 2017, primarily due to an increase in theater system maintenance and IMAX systems.

IMAX systems revenue in theater business increased slightly due to the following:

•	1 fewer theater system contracted as a hybrid joint revenue sharing lease arrangement;

•	3 fewer installations of system upgrades; partially offset by

•	1 additional installation system under a sales and sales-type lease arrangement; and

•	3 geographic relocations of theater systems under sales arrangements.

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

	2018		2017
	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX digital theater systems — installed and recognized
Sales and sales-types lease arrangements(1)	37	$48,945	36	$43,869
Joint revenue sharing arrangements — hybrid(2)	8	3,840	9	4,541

Total new theater systems	45	52,785	45	48,410

IMAX digital theater system upgrades — installed and recognized
Sales and sales-types lease arrangements	—	—	3	3,960

Total upgraded theater systems	—	—	3	3,960

Total theater systems installed and recognized	45	$52,785	48	$52,370

(1)

Upon adoption of the new revenue recognition standard, the arrangements for the sale of projection systems include indexed minimum payment increases over the term of the arrangement, as well as provision for additional payments in excess of the minimum agreed payments in situations where the theater exceeds certain box office thresholds. As a result of including an estimate of variable consideration upon recognition of a theater system under a sales arrangement, the revenues presented for the nine months ended September 30, 2018, are $4.1 million higher than under the prior revenue recognition standard.

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

The average revenue per full, new theater system under a sales and sales-type lease arrangement varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors. Average revenue per full, new theater system under a sales and sales-type lease arrangement was $1.3 million for the nine months ended September 30, 2018, as compared to $1.2 million in the nine months ended September 30, 2017. The average revenue per full, new theater system under a sales and sales-type lease arrangement varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors. The higher average value is driven by the recognition of variable consideration at the time of recognition versus over the term of the arrangement.

Theater system maintenance revenue increased 12.0% to $37.5 million in the nine months ended September 30, 2018 from $33.5 million in the nine months ended September 30, 2017. Theater system maintenance gross margin was $17.3 million in the nine months ended September 30, 2018 versus $13.3 million in the nine months ended September 30, 2017. Maintenance revenue continues to grow as the number of theaters in the IMAX theater network grows. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Ongoing fees and finance income was $9.0 million in the nine months ended September 30, 2018 compared to $7.8 million in the nine months ended September 30, 2017. Gross margin for ongoing rent and finance income increased to $8.8 million in the nine months ended September 30, 2018 from $7.6 million in the nine months ended September 30, 2017. The increase is due to an increase from variable rent accretion, which is a result of the adoption of ASC Topic 606 on January 1, 2018. The costs associated with ongoing fees are minimal as it usually consists of depreciation on the Company’s theaters under operating lease agreements and/or marketing.

Other theater revenue increased to $5.7 million in the nine months ended September 30, 2018 as compared to $5.4 million in the nine months ended September 30, 2017. Other theater revenue primarily includes revenue generated from the Company’s after-market sales of projection system parts and 3D glasses. The gross margin recognized from other theater revenue was consistent at $1.1 million in the nine months ended September 30, 2018 and 2017, respectively.

New Business

Revenue earned from the Company’s new business initiatives was $5.0 million and the new business segment experienced gross margin of $0.1 million in the nine months ended September 30, 2018, as compared to $11.5 million and a margin loss of $13.4 million in the nine months ended September 30, 2017. In the nine months ended September 30, 2018, revenues were primarily derived from the final contractual payment owed to IMAX related to the previously announced IMAX VR camera, in comparison to the nine months ended September 30, 2017 where revenue was primarily due to the release of the co-produced new television series “Marvel’s Inhumans” in September 2017 and contractual payments relating to progress on the development of an IMAX VR camera in the first half of 2017. The gross margin recognized from the new business segment in the nine months ended September 30, 2017 also includes the launch of the Company’s first pilot IMAX VR Center in Los Angeles and the opening of AMC Kips Bay VR location (which closed in October 2018), which was not part of the nine months ended September 30, 2018.

The performance of the new business segment in the nine months ended September 30, 2017, was mostly driven by the premiere of the new television series “Marvel’s Inhumans”. Episodic revenue, cost of revenue and gross margin recognized in the period were $8.7 million, $20.6 million and a loss of $11.9 million respectively.

The Company is evaluating its new business initiatives separately from its core business as the nature of its activities is separate and distinct from its ongoing operations, and as a result the Company views it as helpful to discuss items beyond that of gross margin. The Company recognized a net loss before tax from its new business initiatives for the nine months ended September 30, 2018 of $1.9 million, which includes amortization of $3.9 million, income tax of $0.1 million and an equity loss of $0.5 million. In addition, the loss includes selling, general and administrative costs of $1.1 million and research and development costs of $0.3 million. In the prior year comparative period, a net loss of $24.5 million, which includes amortization of $2.5 million, restructuring charges and associated impairments of $3.4 million, impairment charges of $11.1 million, an equity loss of $0.8 million, selling, general and administrative expenses of $1.9 million and research and development costs of $5.0 million.

Other

Film distribution and post-production revenues was $9.2 million in the nine months ended September 30, 2018 versus $11.4 million in the nine months ended September 30, 2017, primarily due to a decrease in film distribution revenue from IMAX original films. Film distribution and post-production gross margin was $0.3 million in the nine months ended September 30, 2018 as compared to a loss of $0.3 million in the nine months ended September 30, 2017, primarily due to an impairment charge against film assets in the nine months ended September 30, 2017. In 2017, the Company reviewed the carrying value of certain documentary film assets as a result of lower than expected revenue being generated during the period, and subsequently revised expectations for future revenues, which resulted in an impairment charge of $4.6 million. There were no such charges incurred in the nine months ended September 30, 2018.

Other revenue decreased to $2.3 million in the nine months ended September 30, 2018, as compared to $3.5 million in the nine months ended September 30, 2017. Other revenue primarily includes revenue generated from the Company’s theater operations and camera rental business. The decrease in revenue is due to both the camera and theater operations performance in the nine months ended September 30, 2018, as compared to the prior year comparative period.

The gross margin recognized from other revenue was a loss of $0.8 million in the nine months ended September 30, 2018, as compared to loss of $0.7 million in the nine months ended September 30, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $87.5 million in the nine months ended September 30, 2018, as compared to $85.1 million in the nine months ended September 30, 2017. In the prior year, during the transition of the new Chief Marketing Officer, the Company’s marketing spend was reduced, resulting in an increase in the current year due to normalizing the marketing spend. Selling, general and administrative expenses excluding the impact of stock-based compensation were $72.0 million in the nine months ended September 30, 2018, as compared to $68.9 million in the nine months ended September 30, 2017.

The following reflects the significant items impacting selling, general and administrative expenses as compared to the prior year comparative period:

	2018	2017	2018 versus 2017
Staff costs	$44,944	$45,913	$(969)	(2.1)%
Stock-based compensation	15,499	16,196	(697)	(4.3)%
Marketing	7,097	3,422	3,675	107.4%
Foreign exchange loss (gain)	652	(669)	1,321	197.5%
Other general corporate expenditures	19,279	20,209	(930)	(4.6)%

Total	$87,471	$85,071	$2,400	2.8%

Staff costs presented above are related to the Company’s core business and include salaries and benefits.

Other general corporate expenditures include professional fees, travel and entertainment. Selling, general and administrative expenses also includes asset impairment charges and write-offs, if any, and miscellaneous items, other than interest.

Research and Development

Research and development expenses decreased to $11.5 million in the nine months ended September 30, 2018 compared to $14.6 million in the nine months ended September 30, 2017. The decrease is primarily due to lower spending on new business initiatives compared to the nine months ended September 30, 2017.

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

Asset impairments

During the nine months ended September 30, 2017, the Company identified and wrote off $1.2 million pertaining to a certain loan that is no longer considered collectible. No such charge was recognized in the current year comparative period.

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $1.7 million in the nine months ended September 30, 2018 as compared to a net provision of $2.1 million in the nine months ended September 30, 2017.

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

Interest Income and Expense

Interest income was $1.1 million in the nine months ended September 30, 2018, as compared to $0.8 million in the nine months ended September 30, 2017.

Interest expense was $2.3 million in the nine months ended September 30, 2018, as compared to $1.4 million in the nine months ended September 30, 2017. Included in interest expense is the amortization of deferred finance costs in the amount of $1.0 million in the nine months ended September 30, 2018 as compared to $0.4 million in the nine months ended September 30, 2017. Included in this amount is $0.3 million of deferred finance costs relating to the prior Credit Facility written off as a result of the new Credit Facility and $0.3 million related to the extinguishment of the Playa Vista Loan in the nine months ended September 30, 2018. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Legal arbitration award

In the nine months ended September 30, 2018, the Company recorded a charge of $7.5 million for a legal arbitration award related to one of the Company’s litigation matters from 2006. For additional information, refer to note 7(a) in Item 1 of the Company’s Form 10-Q.

Exit costs, restructuring charges and associated impairments

Exit costs, restructuring charges and associated impairments were $1.2 million in the nine months ended September 30, 2018, for employee severance costs. In the nine months ended September 30, 2017 an expense of $13.7 million was recognized. Restructuring charges for the nine months ended September 30, 2017 comprised of employee severance costs, costs of consolidating facilities and contract termination costs totalled $7.4 million. Associated impairments related to certain exit activities were $5.6 million.

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

As at September 30, 2018, the Company had a gross deferred income tax asset of $27.5 million, against which the Company is carrying a $0.2 million valuation allowance. For the nine months ended September 30, 2018, the Company recorded an income tax provision of $9.5 million, which included a provision of $0.2 million related to its provision for uncertain tax positions. In addition, included in the provision for income taxes was a $1.0 million provision related to stock-based compensation costs recognized in the period.

The Company’s Chinese subsidiary has made inquiries of the Chinese State Administration of Taxation regarding the potential deductibility of certain stock-based compensation for stock options issued by the Chinese subsidiary’s parent company, IMAX China. In addition, Chinese regulatory authorities responsible for capital and exchange controls will need to review and approve the proposed transactions before they can be completed. There may be a requirement for future investment of funds into China in order to secure the deduction. Should the Company proceed, any such future investment would come from existing capital invested in the IMAX China group of companies being redeployed amongst the IMAX China group of companies, including the Chinese subsidiary. The Company’s Chinese Subsidiary has treated the stock-based compensation as deductible and has set up related deferred tax assets of $1.3 million.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. As at September 30, 2018, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2017 — $nil). The Company’s accumulated losses in excess of its equity investment were $2.4 million as at September 30, 2018. For the nine months ended September 30, 2018, gross revenues, cost of revenue and net loss for the Company’s investments were $1.8 million, $2.7 million and $1.6 million, respectively (2017 — $0.7 million, $2.8 million and $2.3 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.5 million nine months ended September 30, 2018, compared to $0.8 million experienced in the nine months ended September 30, 2017.

Non-Controlling Interests

The Company’s condensed consolidated financial statements include a non-controlling interest in the net income of IMAX China as well as the impact of non-controlling interests in its subsidiaries created for the Original Film Fund and VR Content Fund activity. For the nine months ended September 30, 2018, the net income attributable to non-controlling interests of the Company’s subsidiaries were $8.7 million (2017 — $6.3 million).

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

Total amounts drawn and available under the Credit Facility at September 30, 2018 were $20.0 million and $280.0 million, respectively (December 31, 2017 – $nil and $200.0 million, respectively). The effective interest rate for the three and nine months ended September 30, 2018 was 3.28% and 3.28%, respectively (2017 — n/a).

The Credit Facility provides that the Company is required at all times to maintain a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.25:1.0. The Company was in compliance with this requirement at September 30, 2018. The Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) was 0.00:1 as at September 30, 2018, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments, net of up to $75.0 million in unrestricted cash and cash equivalents outside of the People’s Republic of China (“PRC”), and was $nil. Adjusted EBITDA per Credit Facility is calculated as follows:

Adjusted EBITDA per Credit Facility:	For the Three Months Ended September 30, 2018		For the Twelve Months Ended September 30, 2018(1)
(In thousands of U.S. Dollars)
Net income	$7,502		$38,522
Add (subtract):
Provision for income taxes	1,452		25,445
Interest expense, net of interest income	327		1,440
Depreciation and amortization, including film asset amortization	13,950		69,025

EBITDA	$23,231		$134,432
Stock and other non-cash compensation	6,320		23,042
Write-downs, net of recoveries including asset impairments and receivable provisions	855		6,489
Exit costs, restructuring charges and associated impairments	—		3,637
Legal arbitration award	—		7,500
Loss from equity accounted investments	202		373

Adjusted EBITDA before non-controlling interests	$30,608		$175,473
Adjusted EBITDA attributable to non-controlling interests(2)	(4,789)		(22,682)

Adjusted EBITDA per Credit Facility	$25,819	*	$152,791	*

Adjusted EBITDA per Credit Facility, excluding impact from “Marvel’s Inhumans”	$25,819	*	$128,922	*

*

Adjusted EBITDA per Credit Facility of $25.8 million and $152.8 million for the three and twelve months ended September 30, 2018 respectively, includes the impact of the Company’s investment in “Marvel’s Inhumans”, which resulted in a $nil and $1.1 million loss, respectively. However, as permitted by the Credit Facility, this loss was offset by addbacks of $nil and $13.3 million for amortization and by addbacks of $nil and $11.7 million for impairment charges relating to the investment, in each case for the three and twelve months ended September 30, 2018, respectively. The net effect of these addbacks was to increase Adjusted EBITDA per Credit Facility by $nil and $23.9 million for the three and twelve months ended September 30, 2018, respectively. This investment represents the Company’s first foray into a commercial television property, and therefore the Adjusted EBITDA per Credit Facility metric presented above may not be reflective of the Company’s typical operational activity. Further, the Company does not expect to make meaningful direct investments in original content going forward. As a result, the Company is also presenting Adjusted EBITDA per Credit Facility excluding the impact of “Marvel’s Inhumans” to better facilitate comparisons to prior and future periods.

(1)	Senior Secured Net Leverage Ratio calculated using twelve months ended Adjusted EBITDA per Credit Facility.
(2)	The Adjusted EBITDA per Credit Facility calculation includes the reduction in Adjusted EBITDA per Credit Facility from the Company’s non-controlling interests.

Playa Vista Financing

On July 13, 2018, the Company extinguished the Playa Vista Loan in its entirety by borrowing under its Credit Facility. The Company recognized an expense of $0.3 million related to the extinguishment of the Playa Vista Loan. Total amounts drawn under the Playa Vista Loan as at December 31, 2017 was $25.7 million. Under the Playa Vista Loan, the effective interest rate for the three and nine months ended September 30, 2018 was 4.13% and 3.87%, respectively (2017—3.26% and 3.06%, respectively).

Working Capital Loan

On July 13, 2018, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), the Company’s majority-owned subsidiary in China, entered into an unsecured revolving facility for up to 200.0 million Renminbi (approximately $30.0 million USD) to fund ongoing working capital requirements. The total amounts drawn and available under the working capital loan at September 30, 2018 were nil and 200.0 million Renminbi, respectively.

Letters of Credit and Other Commitments

As at September 30, 2018, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2017 — $nil), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at September 30, 2018, the Company has letters of credit outstanding and advance payment guarantees outstanding of $nil (December 31, 2017—$nil), under the Bank of Montreal Facility.

Cash and Cash Equivalents

As at September 30, 2018, the Company’s principal sources of liquidity included cash and cash equivalents of $133.6 million, the Credit Facility, anticipated collection from trade accounts receivable of $106.1 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $28.2 million and payments expected in the next 12 months on existing backlog deals. As at September 30, 2018, the Company had drawn $20.0 million on the Credit Facility (remaining availability of $280.0 million) and has extinguished the Playa Vista Loan. There were no letters of credit and advance payment guarantees outstanding under the Credit Facility or the Bank of Montreal Facility. Cash held outside of North America as at September 30, 2018 was $120.8 million (December 31, 2017 — $119.4 million), of which $50.4 million was held in the PRC (December 31, 2017 — $32.6 million). The Company’s intent is to permanently reinvest these amounts outside of Canada and the Company does not currently anticipate that it will need funds generated from foreign operations to fund North American operations. In the event funds from foreign operations are needed to fund operations in North America and if withholding taxes have not already been previously provided, the Company would be required to accrue and pay these additional withholding tax amounts on repatriation of funds from China to Canada. The Company currently estimates this amount to be $8.6 million.

During the nine months ended September 30, 2018, the Company used cash of $25.1 million. The Company used cash of $33.3 million to fund capital expenditures, of which $22.7 million was invested in equipment for use in the Company’s joint revenue sharing arrangements with exhibitors. The remaining $10.6 million was used to purchase other intangible assets and to purchase property, plant and equipment. Based on management’s current operating plan for 2018, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements, to fund DMR agreements with studios, and to potentially make share repurchases. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of 37 new theater systems under joint revenue sharing arrangements during the nine months ended September 30, 2018, which were capitalized by the Company.

In 2017, the Company’s Board of Directors announced a new share repurchase program which authorizes the repurchase of up to $200.0 million of its common shares by June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the nine months ended September 30, 2018, the Company repurchased 2,154,689 common shares at an average price of $21.54 per share. The retired shares were repurchased for $46.5 million.

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

Cash provided by operating activities amounted to $68.1 million for the nine months ended September 30, 2018. Changes in other non-cash operating assets as compared to December 31, 2017 include:

•	a decrease of $22.7 million in accounts receivable resulting from cash receipts in the period partially offset by amounts billed;

•

a decrease of $2.8 million in financing receivables primarily due a fluctuation in foreign currency rates and ongoing minimum rent payments received, offset by the installation and recognition of IMAX theater systems under sales or sales-type lease arrangements offset by ongoing minimum rent payments received;

•

an increase of $21.8 million in inventories as the build-up of inventory for future IMAX theater system installations under sales or sales-type lease arrangements exceeded amounts relieved from inventory for systems recognized and service parts used;

•	an increase of $3.5 million in prepaid expenses due to advance payments related to employee benefits; and

•

an increase of $0.2 million in other assets which primarily reflects a change in commission and other deferred selling expenses offset by a reclassification of deferred financing fees to bank indebtedness.

Changes in other operating liabilities as compared to December 31, 2017 include: a decrease in accounts payable of $8.7 million due to timing of payments; an increase of $7.6 million in accrued liabilities primarily due to the legal arbitration award and timing of payments; and an increase in deferred revenue of $0.8 million related to amounts relieved from deferred revenue related to theater system installations, offset by backlog payments received in the current period.

Investing Activities

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, other intangible assets and investments in film assets were $55.5 million for the nine months ended September 30, 2018 as compared to $86.5 million for the nine months ended September 30, 2017. The Company expects its investment in capital expenditures to remain fairly consistent as the nature of these cash outlays in particular, joint revenue sharing arrangements and film assets, exist to strengthen operational performances.

Net cash used in investing activities amounted to $33.3 million in the nine months ended September 30, 2018, which includes an investment in joint revenue sharing equipment of $22.7 million, purchases of $7.4 million in property, plant and equipment and an investment in other intangible assets of $3.2 million, primarily related to expanding the functionality of the Company’s enterprise resource planning system.

Financing Activities

Net cash used in financing activities in the nine months ended September 30, 2018 amounted to $60.0 million as compared to net cash used in financing activities of $53.2 million in the nine months ended September 30, 2017. In the nine months ended September 30, 2018, the Company paid $46.5 million for the repurchase of common shares under the Company’s share repurchase program, $6.2 million to purchase treasury stock for the settlement of restricted share units and options and $1.4 million of taxes withheld and paid on vested employee stock awards. In addition, the Company also made repayments of $40.7 million under its new Credit Facility and the Playa Vista Loan and paid $1.9 million in fees related to its new Credit Facility. The Company paid $6.9 million in dividends to the non-controlling interest shareholders of IMAX China. These cash outlays were offset by an increase in bank indebtedness of $35.0 million from a draw down on the Company’s amended Credit Facility, $7.5 million received from third party capital contributions to the Original Film Fund and the VR Fund and $1.0 million received from the issuance of common shares resulting from stock option exercises.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of September 30, 2018 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total	1 Year	> 1 - 3 years	> 3 - 5 years	Thereafter
Purchase obligations(1)	$40,839	$32,434	$6,038	$2,367	$—
Pension obligations(2)	20,076	—	20,076	—	—
Operating lease obligations(3)	20,349	1,540	5,119	2,757	10,933
Credit Facility(4)	20,000	—	—	—	20,000
Postretirement benefits obligations	4,020	223	1,072	888	1,837

	$105,284	$34,197	$32,305	$6,012	$32,770

(1)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
(2)

The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2019), although Mr. Gelfond has not informed the Company that he intends to retire at that time.

(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s property in New York and at the various owned and operated theaters.
(4)	The Company is not required to make any minimum payments on its Credit Facility.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering Mr. Gelfond. As at September 30, 2018, the Company had an unfunded and accrued projected benefit obligation of approximately $19.3 million (December 31, 2017 — $19.0 million) in respect of the SERP.

Pursuant to an employment agreement dated November 8, 2016, the term of Mr. Gelfond’s employment was extended through December 31, 2019, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating his entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at September 30, 2018, the Company had an unfunded benefit obligation of $1.6 million (December 31, 2017 — $1.7 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors, upon retirement. As at September 30, 2018, the Company had an unfunded benefit obligation of $0.7 million (December 31, 2017 — $0.7 million).

The Company also maintains a Retirement Plan covering Greg Foster, CEO of IMAX Entertainment and Senior Executive Vice President of the Company. The Company has agreed to make a total contribution of $3.2 million pursuant to a schedule set forth in Mr. Foster’s employment agreement. The Retirement Plan is subject to a vesting schedule based on continued employment with the Company, and will vest in 25% increments on July 2 of 2019, 2022, 2025 and 2027, but will vest in full if Mr. Foster’s employment terminates under specified circumstances, including if the Company terminates his employment without cause, if he resigns for good reason, or if the Company does not offer to renew Mr. Foster’s employment on terms substantially similar to those set forth in his current employment agreement and, as a result, Mr. Foster incurs a separation from service. As at September 30, 2018, the Company had an unfunded benefit obligation recorded of $1.5 million (December 31, 2017 — $1.0 million). Subsequent to September 30, 2018, the Company has announced that the employment contract with Mr. Foster will not be renewed; accordingly, Mr. Foster’s retirement plan will vest in full following the end of the employment agreement term.

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

Certain of the Company’s subsidiaries held approximately 346.5 million Renminbi ($50.4 million U.S dollars) in cash and cash equivalents as at September 30, 2018 (December 31, 2017 — 213.0 million Renminbi or $32.6 million U.S. dollars) and are required to transact locally in Renminbi. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administrative of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the China government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements.

For the three and nine months ended September 30, 2018, the Company recorded a foreign exchange net gain of $0.4 million and a net loss $0.7 million, respectively as compared to a foreign exchange net gain of $0.5 million and net gain of $0.7 million, respectively for the three and nine months ended September 30, 2017, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2018 and 2020. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statements of operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. All foreign currency forward contracts held by the Company as at September 30, 2018, are designated and qualify as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with selling, general and administrative expenses and capital expenditures. For foreign currency cash flow hedging instruments related to selling, general and administrative expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statements of operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to capital expenditures, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to property, plant and equipment on the balance sheet when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the condensed consolidated statements of operations. The notional value of foreign currency cash flow hedging instruments at September 30, 2018 was $45.4 million (December 31, 2017 — $35.2 million). A gain of $0.5 million and a loss of $1.2 million was recorded to Other Comprehensive Income with respect to the change in fair value of these contracts for the three and nine months ended September 30, 2018, respectively (2017 — gain of $1.4 million and gain of $2.5 million, respectively). A gain of less than $0.1 million and a gain of $0.4 million was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses for the three and nine months ended September 30, 2018, respectively (2017 — gain of $0.7 million and gain of $0.5 million, respectively). The Company’s estimated net amount of the existing losses as at September 30, 2018 is $0.1 million, which is expected to be reclassified to earnings within the next twelve months. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At September 30, 2018, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros translated into U.S. dollars was $108.6 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2018, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $10.9 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% appreciation or depreciation in foreign currency exchange rates at September 30, 2018, the potential change in the amount of selling, general, and administrative expenses would be $0.2 million.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at September 30, 2018, the Company had drawn down $20.0 million on its Credit Facility (December 31, 2017 — $nil).

As at September 30, 2018, the Company has extinguished the Playa Vista Loan (December 31, 2017 — $25.7 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in the LIBOR. The Company had variable rate debt instruments representing 7.9% and 9.8% of its total liabilities at September 30, 2018 and December 31, 2017, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately less than $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at September 30, 2018.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at September 30, 2018 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See note 7 to the accompanying condensed consolidated financial statements in Item 1 for information regarding legal proceedings involving the Company.

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

Item 6. Exhibits

Exhibit No.	Description
10.40	Amended Employment Agreement, dated September 28, 2018, between IMAX Corporation and Don Savant.

31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated October 25, 2018, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated October 25, 2018, by Patrick McClymont.

32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated October 25, 2018, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated October 25, 2018, by Patrick McClymont.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: October 25, 2018	By:	/s/ PATRICK MCCLYMONT
Patrick McClymont
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: October 25, 2018	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)