Form 10-K
period 2018-12-31
IMAX CORP
filed 2019-02-26
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth Company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on June 30, 2018 was $1,176.8 million.

As of January 31, 2019, there were 61,478,168 common shares of the registrant outstanding.

Document Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed within 120 days of the close of IMAX Corporation’s fiscal year ended December 31, 2018, with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and the annual meeting of the stockholders of the registrant (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K to the extent described therein.

IMAX CORPORATION

December 31, 2018

IMAX CORPORATION

EXCHANGE RATE DATA

Unless otherwise indicated, all dollar amounts in this document are expressed in United States (“U.S.”) dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Bank of Canada (the “Noon Buying Rate”). Such rates quoted are the number of U.S. dollars per one Canadian dollar and are the inverse of rates quoted by the Bank of Canada for Canadian dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 2018 was U.S. $0.7330.

	Years Ended December 31,
	2018	2017	2016	2015	2014
Exchange rate at end of period	0.7330	0.7971	0.7448	0.7225	0.8620
Average exchange rate during period	0.7718	0.7712	0.7558	0.7748	0.9022
High exchange rate during period	0.8138	0.8245	0.7972	0.8527	0.9422
Low exchange rate during period	0.7330	0.7276	0.6854	0.7148	0.8589

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this annual report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its consolidated subsidiaries (the “Company”) and expectations regarding the Company’s future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; risks related to the Company’s growth and operations in China; the performance of IMAX DMR films; the signing of theater system agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates; competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks relating to recent consolidation among commercial exhibitors and studios; risks related to new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security and data privacy; risks related to the Company’s inability to protect the Company’s intellectual property; general economic, market or business conditions; the failure to convert theater system backlog into revenue; changes in laws or regulations; the failure to fully realize the projected cost savings and benefits from any of the Company’s restructuring initiatives and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

IMAX theater systems are based on proprietary and patented technology developed over the course of the Company’s 51-year history. The Company’s customers who purchase, lease or otherwise acquire the IMAX theater systems through joint revenue sharing arrangements are theater exhibitors that operate commercial theaters (particularly multiplexes), museums, science centers, or destination entertainment sites. The Company generally does not own IMAX theaters, but licenses the use of its trademarks along with the sale, lease or contribution of the IMAX theater system. The Company refers to all theaters using the IMAX theater system as “IMAX theaters.”

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

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. The Company recently introduced IMAX with Laser, the Company’s next-generation laser projection system designed for IMAX theaters in commercial multiplexes. The Company believes that IMAX with Laser delivers increased resolution, sharper and brighter images, deeper contrast as well as the widest range of colors available to filmmakers today. The Company further believes that IMAX with Laser can help facilitate the next major contract renewal and upgrade cycle for the global commercial IMAX network.

To date the Company has signed IMAX with Laser agreements with leading, global exhibitors such as AMC Entertainment Holdings, Inc. (“AMC”), Cineworld Group PLC (“Cineworld”) and Les Cinémas Pathé Gaumont (“Pathé”) (among others) for a total of 59 new theaters, 114 upgrades to existing IMAX theaters, and 30 upgrades to existing backlog arrangements. As at December 31, 2018, the Company’s backlog had 73 new IMAX with Laser systems and 98 upgrades to IMAX with Laser systems and expects to have approximately 135 IMAX with Laser systems installed by the end of 2019.

IMAX THEATER NETWORK

The Company believes the IMAX theater network is one of the most extensive premium theater networks in the world with 1,505 theater systems (1,409 commercial multiplex, 14 commercial destination, 82 institutional) operating in 80 countries as at December 31, 2018.

The Company believes that over time its commercial multiplex theater network could grow to approximately 2,855 IMAX theaters worldwide from the 1,409 commercial multiplex IMAX theaters in operation as at December 31, 2018. While the Company continues to grow in the United States and Canada, it believes that the majority of its future growth will come from international markets. As at December 31, 2018, 70.1% of IMAX theater systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 67.2% as at December 31, 2017, and approximately 86.2% of the new IMAX theater systems in backlog are scheduled to be installed in international markets, compared to 90.2% as at December 31, 2017. Revenues and gross box office derived from outside the United States and Canada continue to exceed revenues and gross box-office from the United States and Canada.

Greater China continues to be the Company’s second-largest market, measured by revenues, with approximately 31% of overall revenues generated from the Company’s China operations in 2018. As at December 31, 2018, the Company had 639 theaters operating in Greater China and an additional 272 new theaters in backlog that are scheduled to be installed in Greater China by 2022. The Company’s backlog in Greater China represents 58.7% of the Company’s current backlog for new IMAX theater systems. The Company’s largest single international partnership is in China with Wanda Film, formerly Wanda Cinema Line Corporation (“Wanda”). Wanda’s total commitment to the Company is for 359 theater systems, of which 344 theater systems are under the parties’ joint revenue sharing arrangement.

The Company indirectly owns approximately 67.96% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China remains a consolidated subsidiary of the Company.

PRINCIPAL PRODUCTS AND SERVICES

The Company believes it is the world’s largest designer and manufacturer of specialty premium projection and sound system components for large-format theaters around the world, and it is also a significant producer and distributor of large-format films. The Company’s theater systems include specialized IMAX projectors, advanced sound systems and specialty screens.

The Company’s principal products and services are as follows:

•	IMAX DMR: The Digital Re-Mastering of films into the IMAX format for exhibition in the IMAX theater network.

•	IMAX Theater Systems: The provision of IMAX premium theater systems to exhibitor customers.

•	New Business: IMAX Home Entertainment, and other new business initiatives that are in the development, start-up and/or wind-up phases.

•	Other: The distribution of documentary films, the provision of film post-production, owning and operating certain IMAX theaters, camera rentals and other miscellaneous items.

These product lines do not reflect the nature and sources of revenue, or the manner in which management reviews financial information. The Company’s segmented information is provided in Item 7 and note 19 to the accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the Fiscal Year ended December 31, 2018 (this “2018 Form 10-K”), which is incorporated by reference into this Item I.

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

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting select scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio. For example, Marvel’s Avengers: Infinity War, which was released in April 2018, was shot in its entirety using IMAX cameras, and Avengers: Endgame, scheduled for release in April 2019, was also filmed entirely with IMAX cameras. In addition, in July 2018, Ant-Man and the Wasp and Mission: Impossible – Fallout was released with select scenes specifically formatted for IMAX screens, and in March 2019, Captain Marvel will be released with select scenes specifically formatted for IMAX screens. In addition, for Disney’s The Lion King, scheduled for release in July 2019, director Jon Favreau filmed select scenes with IMAX cameras.

In 2018, 70 films were converted through the IMAX DMR process and released to theaters in the IMAX network by film studios as compared to 60 films in 2017. In addition, in April 2018, the Company, in conjunction with Panda Productions released an IMAX original production, Pandas.

To date, the Company has announced the following 29 DMR titles to be released in 2019 to the IMAX theater network. The following dates noted for film release are subject to change and may vary by territory.

•	Free Solo: The IMAX Experience (National Geographic, January 2019);

•	How to Train Your Dragon: The Hidden World: The IMAX Experience (Universal Pictures, January 2019, select international markets);

•	Glass: The IMAX Experience (Universal Pictures and Walt Disney Studios, January 2019);

•	Crazy Alien: The IMAX Experience (Enlight, February 2019, China only);

•	The Wandering Earth: The IMAX Experience (Beijing Culture, February 2019, China and select international markets);

•	Pegasus: The IMAX Experience (Maoyan, February 2019, China only);

•	The Lego Movie 2: The Second Part: The IMAX Experience (Warner Bros. Pictures, February 2019);

•	Alita: Battle Angel: The IMAX Experience (20th Century Fox, February 2019);

•	Captain Marvel: The IMAX Experience (Walt Disney Studios, March 2019);

•	Dumbo: The IMAX Experience (Walt Disney Studios, March 2019);

•	Shazam!: The IMAX Experience (Warner Bros. Pictures, April 2019);

•	Hellboy: The IMAX Experience (Lionsgate, April 2019);

•	Disneynature Penguins’: The IMAX Experience (Walt Disney Studios, April 2019);

•	The Curse of La Llorona: The IMAX Experience (Warner Bros. Pictures, April 2019);

•	Avengers: Endgame: The IMAX Experience (Walt Disney Studios, April 2019);

•	Godzilla: King of Monsters: The IMAX Experience (Warner Bros. Pictures, May 2019);

•	Aladdin: The IMAX Experience (Walt Disney Studios, May 2019);

•	Dark Phoenix: The IMAX Experience (20th Century Fox, June 2019);

•	Men in Black: International: The IMAX Experience (Sony Pictures, June 2019);

•	Toy Story 4: The IMAX Experience (Walt Disney Studios, June 2019);

•	Spider-Man: Far From Home: The IMAX Experience (Sony Pictures, July 2019);

•	Lion King: The IMAX Experience (Walt Disney Studios, July 2019);

•	The New Mutants: The IMAX Experience (20th Century Fox, August 2019);

•	Artemis Fowl: The IMAX Experience (Walt Disney Studios, August 2019);

•	IT: Chapter 2: The IMAX Experience (Warner Bros. Pictures, September 2019);

•	VIY 2: Mystery of the Dragon’s Seal: The IMAX Experience (Nashe Kino, September 2019, Russia and select international markets);

•	Frozen 2: The IMAX Experience (Walt Disney Studios, November 2019);

•	Jumanji: Welcome to the Jungle Sequel: The IMAX Experience (Sony Pictures, December 2019); and

•	Star Wars: Episode IX: The IMAX Experience (Walt Disney Studios, December 2019).

In addition, the Company will be releasing an IMAX original production, Superpower Dogs, in March 2019.

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate for the IMAX theater network in 2019.

IMAX Systems

The Company’s primary products are its theater systems. The Company’s digital projection systems include a projector that offers superior image quality and stability and a digital theater control system; a digital audio system delivering up to 12,000 watts of sound; a screen with a proprietary coating technology, and, if applicable, 3D glasses cleaning equipment. IMAX’s digital projection system also operates without the need for analog film prints. Traditional IMAX film-based theater systems contain the same components as the digital projection systems but include a rolling loop 15/70-format projector and require the use of analog film prints. Since its introduction in 2008, the vast majority of the Company’s theater sales have been digital systems. Furthermore, a majority of the Company’s existing film-based theater systems have been upgraded, at a cost to the exhibitor, to IMAX digital systems. As part of the arrangement to sell or lease its theater systems, the Company provides extensive advice on theater planning and design and supervision of installation services. Theater systems are also leased or sold with a license for the use of the globally recognized IMAX brand.

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

Revenue from theater business arrangements is recognized at a different time from when cash is collected. See “Critical Accounting Policies and Estimates” in Item 7 and note 4 in Item 8 of this 2018 Form 10-K for further discussion on the Company’s revenue recognition policies.

IMAX Theater Backlog and Network

The Company’s sales backlog is as follows:

	December 31, 2018				December 31, 2017
	Number of Systems		Dollar Value (in thousands)		Number of Systems		Dollar Value (in thousands)
Sales and sales-type lease arrangements	177	(1)	$229,027	(2)	162		$205,001
Joint revenue sharing arrangements
Hybrid arrangements	118		67,176		121		64,328
Traditional arrangements	269	(3)	8,100	(4)	216		11,942	(4)

	564	(5)	$304,303		499	(6)	$281,271

(1)	Includes 20 hybrid sales theater systems which were previously classified under joint revenue sharing arrangements – hybrid sales arrangements.
(2)

Includes a variable consideration estimate of $16.4 million in accordance with ASC Topic 606. See “Critical Accounting Policies and Estimates” in Item 7 and note 4 in item 8 of this 2018 Form 10-K for further discussion of the adoption impact of ASC Topic 606 on the Company’s revenues.

(3)	Includes 46 theater systems where the customer has the option to convert from a joint revenue sharing arrangement to a sales arrangement.
(4)	Reflects contractual upfront payments. Future contingent payments are not reflected as these are based on negotiated shares of box office results.
(5)

Includes 83 new laser projection system configurations (73 of the 83 new systems are IMAX with Laser projection system configurations) and 100 upgrades of existing locations to laser projection system configurations (98 of the 100 upgrades are for the IMAX with Laser projection system configurations).

(6)

Includes 27 new laser projection system configurations (three of the 27 new systems are IMAX with Laser projection system configurations) and five upgrades of existing locations to laser projection system configurations (three of the five upgrades are for the IMAX with Laser projection system configurations).

The number of theater systems in the backlog reflects the minimum number of commitments under signed contracts. The dollar value fluctuates depending on the number of new theater system arrangements signed from year to year, which adds to backlog and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated theater, as well as a variable consideration estimate, however it excludes amounts allocated to maintenance and extended warranty revenues. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, operating leases or long-term conditional theater commitments. The value of theaters under joint revenue sharing arrangements is excluded from the dollar value of sales backlog, although certain theater systems under joint revenue sharing arrangements provide for contracted upfront payments and therefore carry a backlog value based on those payments. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.

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

The following chart shows the number of the Company’s theater systems by configuration, opened theater network and backlog as at December 31:

	2018			2017
	Theater			Theater
	Network	Backlog		Network	Backlog
Flat Screen (2D)	5	—		5	—
Dome Screen (2D)	37	—		41	—
IMAX 3D Dome (3D)	2	—		2	—
IMAX 3D GT (3D)	12	—		14	—
IMAX 3D SR (3D)	7	—		7	—
IMAX Digital: Xenon (3D)	1,346	381		1,250	467
IMAX Digital: Laser (3D)	59	12	(1)	51	26	(3)
IMAX Digital: IMAX with Laser (3D)	37	171	(2)	—	6	(4)

Total	1,505	564		1,370	499

(1)	Backlog includes two upgrades to laser-based digital theater systems
(2)	Backlog includes 98 upgrades to IMAX with Laser digital theater systems
(3)	Backlog includes two upgrades to laser-based digital theater systems
(4)	Backlog includes three upgrades to IMAX with Laser digital theater systems

In 2018, the Company installed 149 IMAX theater systems in new locations. The Company estimates that it will install a similar number of new theater systems (excluding upgrades) in 2019. The Company cautions, however, that theater system installations may slip from period to period over the course of the Company’s business, usually for reasons beyond its control.

IMAX theater systems consist of the following configurations:

IMAX Digital: Xenon Theater Systems

The vast majority of the Company’s theater system signings have been for the Company’s proprietary xenon-based digital systems. The Company believes that its xenon-based digital projection system delivers high quality imagery compared with other xenon systems. Although the Company has introduced a new laser-based digital projection solution, the Company does not believe this will decrease the number of xenon-based digital theater systems installed in the immediate future. As at December 31, 2018, the Company had installed 1,346 xenon-based digital theater systems and has an additional 381 xenon-based digital theater systems in its backlog.

IMAX Digital: Laser Theater Systems

At the end of 2014, the Company introduced its laser-based digital projection system. As a result of continued research and development aimed at creating a solution that is more affordable for its commercial multiplex partners, the Company rolled out IMAX with Laser in 2018, the Company’s next-generation laser projection system designed for IMAX theaters in commercial multiplexes. The Company believes IMAX laser-based digital projectors present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, consume less power and last longer than other digital projection technologies, and are capable of illuminating the largest screens in the IMAX theater network. As at December 31, 2018, the Company had installed 59 laser-based digital systems as compared to 51 as at December 31, 2017. As at December 31, 2018, the Company had installed 37 IMAX with Laser systems.

IMAX Flat Screen and IMAX Dome Theater Systems

IMAX flat screen and IMAX dome systems primarily have been installed in institutions such as museums and science centers. Flat screen IMAX theaters were introduced in 1970, while IMAX dome theaters, which are designed for tilted dome screens, were introduced in 1973. There have been several significant proprietary and patented enhancements to these systems since their introduction. As at December 31, 2018, there were 44 IMAX flat screen and IMAX dome theater systems in the IMAX network, as compared to 48 IMAX flat screen and IMAX dome theater systems as at December 31, 2017. With the introduction of the IMAX digital theater systems, there has been a decrease in the number of IMAX flat screen and IMAX dome theater systems in the network. With the introduction of laser-based digital systems, the Company has been able to create a new Laser Dome solution for its institutional customers. As at December 31, 2018, the Company had installed two IMAX with Laser Domes, which are included in the above numbers.

IMAX 3D GT and IMAX 3D SR Theater Systems

IMAX 3D theaters utilize a flat screen 3D system, which produces realistic 3D images on an IMAX screen. As at December 31, 2018, there were 19 IMAX 3D GT and IMAX 3D SR theater systems in operation compared to 21 IMAX 3D GT and IMAX 3D SR theater systems in operation as at December 31, 2017. The decrease in the number of 3D GT and 3D SR theater systems is largely attributable to the conversion of existing 3D GT and 3D SR theater systems to IMAX digital theater systems.

New Business Initiatives

In recent years, the Company has been exploring several new lines of business outside of its core business.

IMAX Home Entertainment Technologies and Services

In September 2018, the Company announced a new home entertainment licensing and certification program called IMAX Enhanced. This initiative was launched along with audio leader DTS (an Xperi subsidy), capitalizing on the companies’ decades of combined expertise in image and sound science. The certification program combines high-end consumer electronics products with IMAX digitally re-mastered 4K high dynamic range (HDR) content and DTS audio technologies to offer consumers immersive sight and sound experiences for the home.

To be accepted into the program, leading consumer electronics manufacturers must design 4K HDR televisions, A/V receivers, sound systems and other home theater equipment to meet a carefully prescribed set of audio and video performance standards, set by a certification committee of IMAX and DTS engineers and some of Hollywood’s leading technical specialists.

The program will digitally re-master content to produce more vibrant colors, greater contrast and sharper clarity, and will also deliver an IMAX signature sound experience.

IMAX Enhanced Program launch partners include Sony Electronics, Sony Pictures, Paramount Pictures, Sound United.

In 2013, the Company established a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater system. The Company does not intend to invest significant capital into the joint venture going forward, and instead expects any additional funding to be provided through third party capital.

Original Content

The Company has created two film funds to help finance the production of original content. The Company formed the IMAX China Film Fund (the “China Film Fund”) with its subsidiary IMAX China, its partner CMC and several other large investors to help fund Mandarin language commercial films. The China Film Fund targets productions that can leverage the Company’s brand, relationships, technology and release windows in China.

In addition, the Company’s IMAX Original Film Fund (the “Original Film Fund”) was established in 2014 to co-finance a portfolio of 10 original large format films. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014, and has reached its maximum contribution. The Company sees the Original Film Fund as a vehicle designed to generate a continuous, steady flow of high-quality documentary content. As at December 31, 2018, the Original Film Fund has invested $20.9 million toward the development of original films.

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

The Company continues to believe that the IMAX network serves as a valuable platform to launch and distribute a broad variety of original content, especially during shoulder periods. However, the Company does not expect to make meaningful direct investments in original content going forward.

Virtual Reality

In 2017, the Company piloted a virtual reality (“VR”) initiative which included several pilot IMAX VR Centers located in a number of multiplexes, as well as a stand-alone venue, each retrofitted with proprietary VR pods that permitted interactive, moveable VR experiences.

The Company also established its VR Fund among the Company, its subsidiary IMAX China and other strategic investors to help finance the creation of interactive VR content experiences for use across all VR platforms, including in the pilot IMAX VR Centers.

In December 2018, the Company announced, in connection with its strategic review of its VR pilot initiative, that it had decided to close its remaining VR locations and write-off certain VR content investments. In January 2019, the Company decided to dissolve the VR Fund. For the year ended December 31, 2018, the Company has recognized asset impairment and exit costs related to its VR investments of $7.2 million. For additional information refer to note 24 in Item 8 of this 2018 Form 10-K.

Other

The Company is also a distributor of large-format films, primarily for its institutional theater partners. The Company generally distributes films which it produces or for which it has acquired distribution rights from independent producers. The Company receives either a percentage of the theater box office receipts or a fixed amount as a distribution fee.

The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. As at December 31, 2018, the Company currently has distribution rights with respect to 47 of such films, which cover subjects such as space, wildlife, music, history and natural wonders.

Several more recent large-format films that have been distributed by the Company include: Pandas, which was released in April 2018 and has grossed over $6.8 million as at the end of 2018; A Beautiful Planet, which was released in April 2016 and has grossed over $24.1 million as at the end of 2018; Voyage of Time, which was released in October 2016 and has grossed over $0.5 million as at the end of 2018; Island of Lemurs: Madagascar, which was released in April 2014 and has grossed over $14.1 million as at the end of 2018; Journey to the South Pacific, which was released in 2013 and has grossed $14.1 million as at the end of 2018. Large-format films have significantly longer exhibition periods than conventional commercial films and many of the films in the large-format library have remained popular for many decades, including the films SPACE STATION, Hubble 3D and T-REX: Back to the Cretaceous.

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

As at December 31, 2018, the Company had two (December 31, 2017 — two) owned and operated IMAX theaters. In addition, the Company has a commercial arrangement with one theater resulting in the sharing of profits and losses and provides management services to three other theaters. In January 2019, the Company closed its owned and operated theater in Minneapolis, Minnesota and now has one remaining owned and operated theater in Sacramento, California. The Company also rents its proprietary 2D and 3D large-format film and digital cameras to third party production companies. The Company maintains cameras and other film equipment and also offers production advice and technical assistance to both documentary and Hollywood filmmakers.

MARKETING AND CUSTOMERS

The Company markets its theater systems through a direct sales force and marketing staff located in offices in Canada, the United States, Greater China, Europe and Asia. In addition, the Company has agreements with consultants, business brokers and real estate professionals to locate potential customers and theater sites for the Company on a commission basis.

The commercial multiplex theater segment of the IMAX theater network is the Company’s largest segment, comprising 1,409 IMAX theaters, or 93.6%, of the 1,505 IMAX theaters open or operational as at December 31, 2018. The Company’s institutional customers include science and natural history museums, zoos, aquaria and other educational and cultural centers. The Company also sells or leases its theater systems to theme parks, private home theaters, tourist destination sites, fairs and expositions (the Commercial Destination segment). At December 31, 2018, approximately 70.1% of all opened IMAX theaters were in locations outside of the United States and Canada.

The following table outlines the breakdown of the theater network by type and geographic location as at December 31:

	2018 Theater Network Base				2017 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	365	4	33	402	364	4	35	403
Canada	39	2	7	48	37	2	7	46
Greater China(1)	624	—	15	639	527	—	17	544
Asia (excluding Greater China)	112	2	3	117	100	1	3	104
Western Europe	101	4	10	115	88	4	10	102
Russia & the CIS	62	—	—	62	58	—	—	58
Latin America(2)	47	1	12	60	42	—	12	54
Rest of the World	59	1	2	62	56	1	2	59

Total	1,409	14	82	1,505	1,272	12	86	1,370

(1)	Greater China includes the People’s Republic of China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

For information on revenue breakdown by geographic area, see note 19 to the accompanying audited consolidated financial statements in Item 8 of this 2018 Form 10-K. The Company’s foreign operations are subject to certain risks. See “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” and “Risk Factors – The Company faces risks in connection with the continued expansion of its business in China” in Item 1A. The Company’s largest customer, Wanda, as at December 31, 2018, represents 34.8% of the Company’s network of theaters, 29.1% of the Company’s theater system backlog and 17.1% of revenues.

INDUSTRY OVERVIEW

Competition

The out-of-home entertainment industry is very competitive, and the Company faces a number of competitive challenges. In recent years, for instance, exhibitors and entertainment technology companies have introduced their own branded, large-screen 3D auditoriums or other proprietary theater systems, some of which include laser-based projectors, and in many cases, have marketed those auditoriums or theater systems as having similar quality or attributes as an IMAX theater. The Company believes that all of these alternative formats deliver images and experiences that are inferior to The IMAX Experience.

The Company may continue to face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources to develop and support them. The Company also faces in-home competition from a number of alternative motion picture distribution channels such as home video, pay-per-view, streaming services, video-on-demand, Blu-ray Disc, Internet and syndicated and broadcast television. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including gaming, sporting events, concerts, live theater, social media and restaurants.

The Company believes that its competitive strengths include the value of the IMAX brand name, the premium IMAX consumer experience, the design, quality and historic reliability rate of IMAX theater systems, the return on investment of an IMAX theater, the number and quality of IMAX films that it distributes, the relationships the Company maintains with prominent Hollywood and international filmmakers, a number of whom desire to film their movies with IMAX cameras, the quality of the sound system components included with the IMAX theater, the availability of Hollywood and international event films to IMAX theaters through IMAX DMR technology, consumer loyalty and the level of the Company’s service and maintenance and extended warranty efforts. The Company believes that its laser-based projection system increases further the technological superiority of the consumer experience it delivers. As a result, the Company believes that virtually all of the best performing premium theaters in the world are IMAX theaters.

Exhibitor Consolidation

The Company’s primary customers are commercial multiplex exhibitors. The commercial exhibition industry has undergone significant consolidation in recent years, with Dalian Wanda’s acquisitions of AMC and Hoyts Group in 2012 and 2015, respectively, and AMC’s acquisition of Carmike Cinemas and Odeon & UCI Cinemas Group (“Odeon”), which includes Nordic Cinema Group (“Nordic”), in 2016. In 2018, the industry continues to consolidate, as evidenced by Cineworld Group’s acquisition of Regal Entertainment Group, the Company’s second largest customer.

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

However, exhibitor consolidation has also resulted in individual exhibitor chains constituting a material portion of the Company’s revenue and network. Continued industry consolidation (as well as consolidation in the movie studio industry) may present risks to the Company. See “Risk Factors” in Item 1A of this 2018 Form 10-K.

THE IMAX BRAND

IMAX is a world leader in entertainment technology. The Company relies on its brand to communicate its leadership and singular goal of creating entertainment experiences that exceed all expectations. Top filmmakers and studios use the IMAX brand to message that a film will connect with audiences in unique and extraordinary ways. The IMAX brand is a promise to deliver what today’s movie audiences crave — a memorable, more emotionally engaging, more thrilling and shareable experience. Consumer research conducted in six countries worldwide by a leading third-party research firm shows that the IMAX brand has near universal awareness, creates a special experience and is one of the most differentiated movie-going brands. On a standardized measure of brand equity, the IMAX brand ranged from two to 10 times more powerful than other entertainment technology brands. The Company believes that its strong brand equity supports consumers’ predisposition to choose IMAX over competing brands and to pay a premium for The IMAX Experience now and into the future.

RESEARCH AND DEVELOPMENT

The Company believes that it is one of the world’s leading entertainment technology companies with significant proprietary expertise in digital and film-based projection and sound system component design, engineering and imaging technology, particularly in laser-based technology. In recent years, the Company increased its level of research and development in order to develop laser-based projection systems. The Company rolled out its laser-based projection system at the end of 2014, which is capable of illuminating the largest screens in the Company’s network. The laser-based projection system provides greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. In 2018, the Company rolled-out IMAX with Laser, the Company’s next generation laser-based projection system, which is targeted primarily for screens in commercial multiplexes. With most of the laser development completed, the Company expects their research and development efforts will center around innovation projects and DMR enhancements in 2019.

Going forward, the Company plans to continue research and development activity in the future in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors; enhancing the Company’s image quality; expanding the applicability of the Company’s digital technology in both theater and home entertainment; developing IMAX theater systems’ capabilities; and improving the Company’s proprietary DMR process. Furthermore, due to the increasing success major Hollywood filmmakers have experienced with IMAX cameras, the Company has identified the development and manufacture of additional IMAX cameras as an important research and development project and is working with other parties on this initiative.

As at December 31, 2018, 86 of the Company’s employees were connected with research and development projects.

MANUFACTURING AND SERVICE

Projector Component Manufacturing

The Company assembles the projector of its theater systems at its office in Mississauga, Ontario, Canada (near Toronto). The Company develops and designs all of the key elements of the proprietary technology involved in this component. Fabrication of a majority of parts and sub-assemblies is subcontracted to a group of carefully pre-qualified third-party suppliers. Manufacture and supply contracts are signed for the delivery of the component on an order-by-order basis. The Company believes its significant suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all parts and sub-assemblies, completes the final assembly and then subjects the projector to comprehensive testing individually and as a system prior to shipment. In 2018, these projectors, including both the Company’s xenon and laser-based projection systems, had reliability rates based on scheduled shows of approximately 99.9%.

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

PATENTS AND TRADEMARKS

The Company’s inventions cover various aspects of its proprietary technology and many of these inventions are protected by Letters of Patent or applications filed throughout the world, most significantly in the United States, Canada, China, Belgium, Japan, France, Germany and the United Kingdom. The subject matter covered by these patents, applications and other licenses encompasses theater design and geometry, electronic circuitry and mechanisms employed in projectors and projection equipment (including 3D projection equipment), a method for synchronizing digital data, a method of generating stereoscopic (3D) imaging data from a monoscopic (2D) source, a process for digitally re-mastering 35mm films into large-format, a method for increasing the dynamic range and contrast of projectors, a method for visibly seaming or superimposing images from multiple projectors and other inventions relating to digital projectors. The Company has secured the exclusive license rights from The Eastman Kodak Company (“Kodak”) to a portfolio of more than 50 patent families covering laser projection technology as well as certain exclusive rights to a broad range of Kodak patents in the field of digital cinema. The Company has been and will continue to be diligent in the protection of its proprietary interests.

As at December 31, 2018, the Company holds 106 patents, has 13 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company’s patents for improvements to the IMAX projection system components expire between 2020 and 2034.

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

EMPLOYEES

The Company had 660 employees as at December 31, 2018, compared to 606 employees as at December 31, 2017. Both employee counts exclude hourly employees at the Company’s owned and operated theaters and certain other new business initiatives.

AVAILABLE INFORMATION

The Company makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after such filings have been made with the United States Securities and Exchange Commission (the “SEC”). Reports may be obtained free of charge through the SEC’s website at www.sec.gov and through the Company’s website at www.imax.com or by calling the Company’s Investor Relations Department at 212-821-0100. No information included on the Company’s website shall be deemed included or otherwise incorporated into this 2018 Form 10-K, except where expressly indicated.

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

A significant portion of the Company’s revenues and gross box office are generated by customers located outside the United States and Canada. Approximately 66%, 61% and 62% of the Company’s revenues were derived outside of the United States and Canada in 2018, 2017 and 2016, respectively. As at December 31, 2018, approximately 73% of IMAX theater systems arrangements in backlog are scheduled to be installed in international markets. The Company’s network currently spans 80 different countries, and the Company expects its international operations to continue to account for an increasingly significant portion of its revenues in the future. There are a number of risks associated with operating in international markets that could negatively affect the Company’s operations, sales and future growth prospects. These risks include:

•	new restrictions on access to markets, both for theater systems and films;

•	unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements;

•	fluctuations in the value of foreign currency versus the U.S. dollar and potential currency devaluations;

•	new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;

•	imposition of foreign exchange controls in such foreign jurisdictions;

•	dependence on foreign distributors and their sales channels;

•	difficulties in staffing and managing foreign operations;

•	inability to complete installations of or collect full payment on installations of theater systems;

•	local business practices that can present challenges to compliance with applicable anti-corruption and bribery laws;

•	difficulties in establishing market-appropriate pricing;

•	less accurate and/or less reliable box office reporting;

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

At present, Greater China is the Company’s second largest market, by revenue. In recent years, the Company’s Greater China operations have accounted for an increasingly significant portion of its overall revenues, with nearly 31% of overall revenues generated from the Company’s China operations in 2018. As at December 31, 2018, the Company had 639 theaters operating in Greater China with an additional 272 theaters in backlog, which represent 48.2% of the Company’s current backlog and which are scheduled to be installed in Greater China by 2022. Of the systems currently scheduled to be installed in Greater China, 72.1% are under joint revenue sharing arrangements, which further increase the Company’s ongoing exposure to box office performance in this market.

The China market faces a number of risks, including changes in laws and regulations, currency fluctuations, increased competition and changes in economic conditions, including the risk of an economic downturn or recession, trade embargoes, restrictions or other barriers, as well as other conditions that may impact the Company’s exhibitor and studio partners, as well as consumer spending. Adverse developments in any of these areas could impact the Company’s future revenues and cash flows and could cause the Company to fail to achieve anticipated growth.

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

An important factor affecting the growth and success of the IMAX theater network is the availability and strategic selection of films for IMAX theaters and the box office performance of such films. The Company itself produces only a small number of such films and, as a result, the Company relies principally on films produced by third party filmmakers and studios, including both Hollywood and local language features converted into the Company’s large format using the Company’s IMAX DMR technology. In 2018, 70 IMAX DMR films were released by studios to the worldwide IMAX theater network. There is no guarantee that filmmakers and studios will continue to release films to the IMAX theater network, or that the films selected for release to the IMAX theater network will be commercially successful. The Company is directly impacted by the box office results for the films released to the IMAX network through its joint revenue sharing arrangements as well as through the percentage of the box office receipts the Company receives from the studios releasing IMAX DMR films, and the Company’s continued ability to secure films, find suitable partners for joint revenue share arrangements and to sell IMAX theater systems also depends on the number and commercial success of films released to its network. The commercial success of films released to IMAX theaters depends on a number of factors outside of the Company’s control, including whether the film receives critical acclaim, the timing of its release, the success of the marketing efforts of the studio releasing the film, consumer preferences and trends in cinema attendance. Moreover, films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and quality of IMAX DMR and IMAX original films released to the IMAX theater network.

In addition, as the Company’s international network has expanded, the Company has signed deals with studios in other countries to convert their films to the Company’s large format and release them to IMAX theaters. The Company may be unable to select films which will be successful in international markets or may be unsuccessful in selecting the right mix of Hollywood and local DMR films for a particular country or region, notably Greater China, the Company’s largest market. Also, conflicts in international release schedules may make it difficult to release every IMAX film in certain markets.

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

The Company’s primary customers are commercial multiplex exhibitors. The commercial exhibition industry has undergone significant consolidation in recent years, with Dalian Wanda’s acquisitions of AMC and Hoyts Group in 2012 and 2015, respectively, and AMC’s acquisition of Carmike Cinemas and Odeon & UCI Cinemas Group, which includes Nordic Cinema Group, in 2016. In the current year the industry continues to consolidate, as evidenced by Cineworld Group’s acquisition of Regal Entertainment Group. Exhibitor concentration has resulted in individual exhibitor chains constituting a material portion of the Company’s network and revenue. For instance, Wanda and AMC continue to be the Company’s largest exhibitor customer, representing approximately, 20.2%, 16.4% and 13.5% of the Company’s total revenues in 2018, 2017 and 2016, respectively. Wanda’s current commitment to the Company stands at 359 IMAX theater systems, and Wanda and AMC together represented approximately 34.8% of the commercial network and 29.1% of the Company’s backlog as at December 31, 2018. The share of the Company’s revenue that is generated by Wanda and AMC is expected to continue to grow as the number of Wanda theater systems currently in backlog are opened. No assurance can be given that significant customers such as Wanda and/or AMC will continue to purchase theater systems and/or enter into joint revenue sharing arrangements with the Company and if so, whether contractual terms will be affected. If the Company does business with either Wanda and/or AMC or other large exhibitor chains less frequently or on less favorable terms than currently, the Company’s business, financial condition or results of operations may be adversely affected. In addition, an adverse economic impact on a significant customer’s business operations could have a corresponding material adverse effect on the Company.

The Company also receives revenues from studios releasing IMAX DMR films. Hollywood studios have also experienced recent consolidation, as evidenced by Walt Disney Studios’ planned acquisition of certain studio assets from Twenty First Century Fox, expected to occur during early 2019. Studio consolidation could result in individual studios comprising a greater percentage of the Company’s film slate and overall DMR revenue, and could expose the Company to the same risks described above in connection with exhibitor consolidation.

General political, social and economic conditions can affect the Company’s business by reducing both revenue generated from existing IMAX theater systems and the demand for new IMAX theater systems.

The Company’s success depends in part on general political, social and economic conditions and the willingness of consumers to purchase tickets to IMAX movies. If movie-going becomes less popular globally, the Company’s business could be adversely affected, especially if such a decline occurs in Greater China. In addition, the Company’s operations could be adversely affected if consumers’ discretionary income falls as a result of an economic downturn. In recent years, the majority of the Company’s revenue has been directly derived from the box office revenues of its films. Accordingly, a decline in attendance at commercial IMAX theaters could materially and adversely affect several sources of key revenue streams for the Company.

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

A substantial portion of the Company’s revenues are denominated in U.S. dollars, while a substantial portion of its expenses are denominated in Canadian dollars. The Company also generates revenues in Chinese Yuan Renminbi, Euros and Japanese Yen. While the Company periodically enters into forward contracts to hedge its exposure to exchange rate fluctuations between the U.S. and the Canadian dollar, the Company may not be successful in reducing its exposure to these fluctuations. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. Even in jurisdictions in which the Company does not accept local currency or requires minimum payments in U.S. dollars, significant local currency issues may impact the profitability of the Company’s arrangements for the Company’s customers, which ultimately affect the Company’s ability to negotiate cost-effective arrangements and, therefore, the Company’s results of operations. In addition, because IMAX films generate box office in 80 different countries, unfavorable exchange rates between applicable local currencies and the U.S. dollar could affect the Company’s reported gross box office and revenues, further impacting the Company’s results of operations.

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

The Company owns patents issued and patent applications pending, including those covering its digital projector, digital conversion technology and laser illumination technology. The Company’s patents are filed in the United States, often with corresponding patents or filed applications in other jurisdictions, such as Canada, China, Belgium, Japan, France, Germany and the United Kingdom. The patent applications pending may not be issued or the patents may not provide the Company with any competitive advantage. The patent applications may also be challenged by third parties. Several of the Company’s issued patents for improvements to IMAX projectors, IMAX 3D Dome and sound system components expire between 2020 and 2034. Any claims or litigation initiated by the Company to protect its proprietary technology could be time consuming, costly and divert the attention of its technical and management resources.

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

The Company faces cyber-security and similar risks, which could result in the disclosure, theft or loss of confidential or other proprietary information, including intellectual property, damage to the Company’s brand and reputation, legal exposure and financial losses. The Company must also comply with a variety of data privacy regulations and failure to comply with such regulations may affect the Company’s financial performance.

The nature of the Company’s business involves access to and storage of confidential and proprietary content and other information, including intellectual property, as well as certain information regarding the Company’s customers, employees, licensees and suppliers. Although the Company maintains robust procedures, internal policies and technological security measures to safeguard such content and information, as well as a cyber-security insurance policy, the Company’s information technology systems could be penetrated by internal or external parties intent on extracting information, corrupting information, stealing intellectual property or trade secrets, or disrupting business processes. Information security risks have increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. The Company’s information technology infrastructure may be vulnerable to such attacks, including through the use of malware, software bugs, computer viruses, ransomware, social engineering and denial of service. It is possible that such attacks could compromise the Company’s security measures or the security measures of parties with whom the Company does business, and thereby could result in obtaining the confidential or proprietary information of the Company or its customers, employees, licensees and suppliers. Because the techniques that may be used to circumvent the Company’s safeguards change frequently and may be difficult to detect, the Company may be unable to anticipate any new techniques or implement sufficient preventive security measures. The Company seeks to monitor such attempts and incidents and to prevent their recurrence through modifications to the Company’s internal procedures and information technology infrastructure, but in some cases preventive action might not be successful. Moreover, the development and maintenance of these security measures may be costly and will require ongoing updates as technologies evolve and techniques to overcome the Company’s security measures become more sophisticated. Any such breach or unauthorized access could result in a disruption of the Company’s operations, the theft, unauthorized use or publication of the Company’s intellectual property, other proprietary information or the personal information of customers, employees, licensees or suppliers, a reduction of the revenues the Company is able to generate from its operations, damage to the Company’s brand and reputation, a loss of confidence in the security of the Company’s business and products, and significant legal and financial exposure, each of which could potentially have an adverse effect on the Company’s business.

In addition, a variety of laws and regulations at the international, national and state level govern the Company’s collection, use, protection and processing of personal data. These laws, including the General Data Protection Regulation, are constantly evolving and may result in increasing regulatory oversight and public scrutiny in the future. The Company’s actual or perceived failure to comply with such regulations could result in fines, investigations, enforcement actions, penalties, sanctions, claims for damages by affected individuals, and damage to the Company’s reputation, among other negative consequences, any of which could have a material adverse effect on its financial performance.

The introduction of new, competing products and technologies could harm the Company’s business.

The out-of-home entertainment industry is very competitive, and the Company faces a number of competitive challenges. According to the National Association of Theater Owners, as at December 31, 2018, there were approximately 43,000 conventional-sized screens in North American multiplexes. The Company faces competition both in the form of technological advances in in-home entertainment as well as those within the theater-going experience. In recent years, for instance, exhibitors and entertainment technology companies have introduced their own branded, large-screen 3D auditoriums or other proprietary theater systems, and in many cases have marketed those auditoriums or theater systems as having similar quality or attributes as an IMAX theater. The Company may continue to face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources to develop and support them. If the Company is unable to continue to deliver a premium movie-going experience, or if other technologies surpass those of the Company, the Company may be unable to continue to produce theater systems which are premium to, or differentiated from, other theater systems.

As noted above, the Company faces in-home competition from a number of alternative motion picture distribution channels such as home video, pay-per-view, streaming services, video-on-demand, Blu-ray Disc, Internet and syndicated and broadcast television. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including gaming, sporting events, concerts, live theater, social media and restaurants.

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

The Company is undertaking new lines of business. These initiatives represent new areas of growth for the Company and could include the offering of new products and services that may not be accepted by the market. The Company has recently explored initiatives in the fields of original content and in-home entertainment technology, both of which are intensively competitive businesses and which are dependent on consumer demand, over which the Company has no control. If any new business in which the Company invests or attempts to develop does not progress as planned, the Company may be adversely affected by investment expenses that have not led to the anticipated results, by write-downs of its equity investments, by the distraction of management from its core business or by damage to its brand or reputation. In December 2018, the Company recognized asset impairments and exit costs of $7.2 million related to investments in virtual reality.

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

At December 31, 2018, the Company’s sales backlog included 564 theater systems, consisting of 177 systems under sales or lease arrangements and 387 theater systems under joint revenue sharing arrangements. The Company lists signed contracts for theater systems for which revenue has not been recognized as sales backlog prior to the time of revenue recognition. The total value of the sales backlog represents all signed theater system sale or lease agreements that are expected to be recognized as revenue in the future and includes initial fees along with the estimated present value of contractual ongoing fees due over the term, and a variable consideration estimate for the theater systems under sales arrangements, but it excludes amounts allocated to maintenance and extended warranty revenues. Notwithstanding the legal obligation to do so, some of the Company’s customers with which it has signed contracts may not accept delivery of theater systems that are included in the Company’s backlog. An economic downturn may further exacerbate the risk of customers not accepting delivery of theater systems, especially in places such as Greater China that represent a large portion of the Company’s backlog. Any reduction in backlog could adversely affect the Company’s future revenues and cash flows. In addition, customers with theater system obligations in backlog sometimes request that the Company agree to modify or reduce such obligations, which the Company has agreed to in the past under certain circumstances. Customer-requested delays in the installation of theater systems in backlog remain a recurring and unpredictable part of the Company’s business.

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

The Company’s theater systems revenue can vary significantly from the associated cash flows. The Company often provides financing to customers for theater systems on a long-term basis through long-term leases or notes receivables. The terms of leases or notes receivable are typically 10 to 12 years. The Company’s sale and lease-type agreements typically provide for three major sources of cash flow related to theater systems:

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

For sales and sales-type leases, the revenue recorded is generally equal to the sum of initial fees and the present value of any future initial payments, fixed minimum ongoing payments and sales arrangements also include an estimate of future variable consideration due under the agreement. Cash received from initial fees in advance of meeting the revenue recognition criteria for the theater systems is recorded as deferred revenue.

Leases that do not transfer substantially all of the benefits and risks of ownership to the customer are classified as operating leases. For these leases, initial fees and fixed minimum ongoing payments are recognized as revenue on a straight-line basis over the lease term. Contingent payments in excess of fixed minimum ongoing payments are recognized as revenue when reported by theater operators, provided collectability is reasonably assured.

As a result of the above, the revenue set forth in the Company’s financial statements does not necessarily correlate with the Company’s cash flow or cash position. Revenues include the present value of future contracted cash payments and there is no guarantee that the Company will receive such payments under its lease and sale agreements if its customers default on their payment obligations.

The Company’s stock price has historically been volatile and declines in market price, including as a result of a market downturn, may negatively affect its ability to raise capital, issue debt, secure customer business and retain employees.

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

U.S. GAAP and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of the Company’s business, such as revenue recognition, film accounting, accounting for pensions and other postretirement benefits, accounting for income taxes, and treatment of goodwill or long-lived assets, are highly complex and involve many subjective judgments. Changes in these rules, their interpretation, management’s estimates, or changes in the Company’s products or business could significantly change its reported future earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations. See “Critical Accounting Policies and Estimates” in Item 7.

Failure to respond adequately or in a timely fashion to changes and advancements in digital technology could negatively affect the Company’s business.

There have been a number of advancements in the digital cinema field in recent years. In order to keep pace with these changes and in order to continue to provide an experience which is premium to and differentiated from conventional cinema experiences, the Company has made, and expects to continue to make, significant investments in digital technology in the form of research and development and the acquisition of third party intellectual property and/or proprietary technology. In recent years, the Company has made significant investments in laser technology as part of the development of its next-generation laser-based digital projection system, which it began rolling out to the largest theaters in the IMAX network at the end of 2014. The Company continued research and development throughout 2018 to support the further development and roll-out of IMAX with Laser projection system, which is targeted primarily for screens in commercial multiplexes. The process of developing new technologies is inherently uncertain and subject to certain factors that are outside of the Company’s control, including reliance on third party partners and suppliers, and the Company can provide no assurance its investments will result in commercially viable advancements to the Company’s existing products or in commercially successful new products, or that any such advancements or products will improve upon existing technology or will be developed within the timeframe expected.

The Company may not realize cost savings or other benefits from any of its restructuring initiatives and the failure to do so may have an adverse impact on its business, financial condition or results of operations.

In connection with the ongoing analysis and evaluation of its business operations, the Company has implemented, and may from time to time implement, initiatives that it believes will position the Company for future success and long-term sustainable growth, including the elimination of certain business ventures, consolidation of properties, staff reductions and the realignment of resources. Although the Company expects its restructuring initiatives to result in cost savings aimed at increasing efficiency, profitability, operating leverage and free cash flow, there can be no assurances that these benefits will be realized to the full extent projected. Some of these initiatives may also result in unintended consequences, such as additional employee attrition, business disruptions and distraction of management. If the Company does not achieve projected savings as a result of these initiatives or incurs higher than expected or unanticipated costs in implementing these initiatives, its business, financial condition or results of operations could be adversely impacted.

Enactment of the Tax Act could have a negative effect on the Company or its shareholders.

On December 20, 2017, the U.S. Congress passed the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”), and on December 22, 2017, President Trump signed the Tax Act into law. The Tax Act makes significant changes to the U.S. federal income tax rules applicable to both individuals and entities, including corporations. This tax legislation reduced the U.S. statutory corporate tax rate and made other changes that could have an impact on our overall U.S. federal tax liability in a given period. The tax legislation includes a number of provisions that limit or eliminate various deductions, including interest expense, performance-based compensation for certain executives and the domestic production activities deduction, among others, that could affect the Company’s U.S. federal income tax position. The Company has evaluated the overall impact of this tax legislation on its operations and U.S. federal income tax position. See note 10 in item 8 of this 2018 Form 10-K for further discussion of the Tax Act. There can be no assurance that further changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which the Company operates, will not materially and adversely affect the effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact the Company’s customers and counterparties, or the economy generally may also impact its financial condition and results of operations. Investors should consult with their tax advisors with respect to U.S. tax reform and its potential effect on an investment in the Company’s securities.

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

The Company is incorporated under the federal laws of Canada, some of its directors and officers are residents of Canada and a substantial portion of its assets and the assets of such directors and officers are located outside the United States. As a result, it may be difficult for U.S. plaintiffs to effect service within the United States upon those directors or officers who are not residents of the United States, or to realize against them or the Company in the United States upon judgments of courts of the United States predicated solely upon the civil liability under the U.S. federal securities laws. In addition, it may be difficult for plaintiffs to bring an original action outside of the United States against the Company to enforce liabilities based solely on U.S. federal securities laws.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s principal executive offices are located in Mississauga, Ontario, Canada, New York, New York, and Playa Vista, California. The Company’s principal facilities are as follows:

	Operation	Own/Lease	Expiration
Mississauga, Ontario(1)	Headquarters, Administrative, Assembly and Research and Development	Own	N/A
Playa Vista, California	Sales, Marketing, Film Production and Post-Production	Own	N/A
New York, New York	Executive	Lease	2029
Tokyo, Japan	Sales, Marketing and Maintenance	Lease	2020
Shanghai, China	Sales, Marketing, Maintenance and Administrative	Lease	2022
Dublin, Ireland	Sales, Marketing, Administrative and Research and Development	Lease	2026
Moscow, Russia	Sales	Lease	2019
London, United Kingdom	Sales	Lease	2019

(1)

This facility is subject to a charge in favor of Wells Fargo Bank in connection with a secured term and revolving credit facility (see note 12 to the accompanying audited consolidated financial statements in Item 8 of this 2018 Form 10-K ).

The Company believes that its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

Item 3. Legal Proceedings

See note 14 to the accompanying audited consolidated financial statements in Item 8 of this 2018 Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common shares are listed for trading under the trading symbol “IMAX” on the New York Stock Exchange.

As at January 31, 2019, the Company had approximately 232 registered holders of record of the Company’s common shares.

Over the last two years, the Company has not paid, nor does the Company have any current plans to pay, cash dividends on its common shares. The payment of dividends by the Company is subject to certain restrictions under the terms of the Company’s indebtedness (see note 12 to the accompanying audited consolidated financial statements in Item 8 and “Liquidity and Capital Resources” in Item 7 of this 2018 Form 10-K). The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Equity Compensation Plans

The following table sets forth information regarding the Company’s Equity Compensation Plan as at December 31, 2018:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,498,917	$23.24	3,268,390
Equity compensation plans not approved by security holders	nil	nil	nil

Total	6,498,917	$23.24	3,268,390

Performance Graph

The following graph compares the total cumulative shareholder return for $100 invested on December 31, 2013 (assuming that all dividends were reinvested) in common shares of the Company against the cumulative total return of the NYSE Composite Index, the S&P/TSX Composite Index and the IMAX Peer Group to the end of the most recently completed fiscal year. The IMAX Peer Group consists of Ambarella, Inc., Avid Technologies, Inc., Cinemark Holdings, Inc., Cineplex Inc., Dolby Laboratories, Inc., Glu Mobile Inc., Harmonic Inc., Lions Gate Entertainment Corp., The Marcus Corporation, TiVo Corporation, World Wrestling Entertainment, Inc., and Zynga Inc.

Issuer Purchases of Equity Securities

In 2017, the Company’s Board of Directors approved a new $200.0 million share repurchase program for shares of the Company’s common stock. The share repurchase program expires on June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. In 2018, the Company repurchased 3,436,783 common shares at an average price of $20.78 per share.

The Company’s common stock repurchase program activity for the three months ended December 31, 2018 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum value of shares that may yet be purchased under the program
October 1 through October 31, 2018	297,349	$19.92	297,349	$147,666,776
November 1 through November 30, 2018	984,745	19.37	984,745	$128,590,960
December 1 through December 31, 2018	—	—	—	$128,590,960

Total	1,282,094	$19.50	1,282,094

On May 3, 2018, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to buy back shares of IMAX China in an amount not to exceed 10% of the total number of issued shares of IMAX China as at May 3, 2018 (35,818,112 shares). The share purchase program expires on the date of the 2019 annual general meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. In 2018, IMAX China repurchased 2,526,300 common shares at an average price of HKD 18.77 per share (U.S. $2.40).

The total number of shares purchased during the three months ended December 31, 2018, under both the Company and IMAX China’s repurchase plans, does not include any shares received in the administration of employee share-based compensation plans.

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

	Years Ended December 31,
(In thousands of U.S. dollars, except per share amounts)	2018	2017	2016	2015	2014
Statements of Operations Data:
Revenues	$374,401	$380,767	$377,334	$373,805	$290,541
Costs and expenses applicable to revenues	166,472	195,521	174,656	154,517	117,153

Gross margin	$207,929	$185,246	$202,678	$219,288	$173,388

Net income	$33,595	$12,518	$39,320	$64,624	$42,169

Net income attributable to common shareholders	$22,844	$2,344	$28,788	$55,844	$39,736

Net income per share attributable to common shareholders
Net income per share – basic
Net income per share from continuing operations	$0.36	$0.04	$0.43	$0.79	$0.57
Net income per share from discontinued operations	—	—	—	—	0.01

	$0.36	$0.04	$0.43	$0.79	$0.58

Net income per share – diluted
Net income per share from continuing operations	$0.36	$0.04	$0.42	$0.78	$0.56
Net income per share from discontinued operations	—	—	—	—	—

	$0.36	$0.04	$0.42	$0.78	$0.56

BALANCE SHEET DATA

	As at December 31,
(in thousands of U.S. dollars)	2018 (1)	2017 (2)	2016	2015	2014
Cash and cash equivalents	$141,590	$158,725	$204,759	$317,449	$106,503
Total assets	$873,600	$866,612	$857,334	$930,629	$621,106
Total bank indebtedness	$37,753	$25,357	$27,316	$29,276	$4,283
Total shareholders’ equity	$592,918	$602,257	$621,574	$673,850	$382,775

(1)

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. The impact from the adoption was reflected in the Company’s consolidated financial statements on a modified retrospective basis resulting in an increase to opening retained earnings of $27.2 million, net of tax, as at January 1, 2018, with the impact primarily related to revenue from its theater system business.

(2)

On January 1, 2017, the Company adopted ASU No. 2016-16, “Income Taxes (Topic 740)”. The purpose of ASU 2016-16 is to eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments require the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company elected to early adopt ASU 2016-16 during the first quarter of 2017. The impact from the adoption was reflected in the Company’s consolidated financial statements on a modified retrospective basis resulting in an increase to Accumulated deficit of $8.3 million, a decrease to Other assets of $14.8 million, an increase to Deferred taxes of $7.9 million and an increase to Accrued and other liabilities of $1.4 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters”. IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as a result, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. There were 1,505 IMAX theater systems (1,409 commercial multiplexes, 14 commercial destinations, 82 institutional) operating in 80 countries as at December 31, 2018. This compares to 1,370 theater systems (1,272 commercial multiplexes, 12 commercial destinations, 86 institutional) operating in 75 countries as at December 31, 2017.

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

IMAX theater systems are based on proprietary and patented technology developed over the course of the Company’s 51-year history and combine:

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

As a result of the immersiveness and superior image and sound quality of The IMAX Experience, the Company’s exhibitor customers typically charge a premium for IMAX DMR films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX DMR films, generates incremental box office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX theater network. The incremental box office generated by IMAX DMR films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood blockbuster films. The Company released 70 films in 2018, up from 60 films in 2017. The Company expects to release a similar number of IMAX DMR films in 2019 as compared to 2018.

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

To date the Company has signed IMAX with Laser agreements with leading, global exhibitors such as AMC Entertainment Holdings, Inc. (“AMC”), Cineworld Group PLC (“Cineworld”) and Les Cinémas Pathé Gaumont (“Pathé”) (among others) for a total of 59 new theaters, 114 upgrades to existing IMAX theaters, and 30 upgrades to existing backlog arrangements. As at December 31, 2018, the Company’s backlog had 73 new IMAX with Laser systems and 98 upgrades to IMAX with Laser systems and expects to have approximately 135 IMAX with Laser systems installed by the end of 2019.

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

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, utilizing the modified retrospective transition method with a cumulative catch-up adjustment. The Company will review the variable interest assets on an ongoing basis. As of December 31, 2018, the Company has not made any true-ups or downs of its transition amounts. The Company is applying the new revenue standard only to contracts not completed as at the date of initial application, referred to as open contracts. As such, the current presentation of the Company’s sources of revenues is not consistent with that of the prior year comparative periods.

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

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting select scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio. For example, Marvel’s Avengers: Infinity War, which was released in April 2018, was shot in its entirety using IMAX cameras, and Avengers: Endgame, scheduled for release in April 2019, was also filmed entirely with IMAX cameras. In addition, in July 2018, Ant-Man and the Wasp and Mission: Impossible – Fallout was released with select scenes specifically formatted for IMAX screens, and in March 2019, Captain Marvel will be released with select scenes specifically formatted for IMAX screens. In addition, for Disney’s The Lion King, scheduled for release in July 2019, director Jon Favreau filmed select scenes with IMAX cameras.

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

The Company believes that the growth in international box office remains an important driver of future growth for the Company. During the year ended December 31, 2018, 65.0% of the Company’s gross box office from IMAX DMR films was generated in international markets, as compared to 63.4% in the year ended December 31, 2017. To support continued growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets. During the year ended December 31, 2018, 25 local language IMAX DMR films including 18 in China, three in India, one in France, South Korea, Japan and Russia, respectively, were released to the IMAX theater network. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX theater network in the remainder of 2019 and beyond.

In April 2018, the Company released an IMAX original production, Pandas, in conjunction with Panda Productions.

To date, the Company has announced the following 29 DMR titles to be released in 2019 to the IMAX theater network. The following dates noted for film release are subject to change and may vary by territory.

•	Free Solo: The IMAX Experience (National Geographic, January 2019);

•	How to Train Your Dragon: The Hidden World: The IMAX Experience (Universal Pictures, January 2019, select international markets);

•	Glass: The IMAX Experience (Universal Pictures and Walt Disney Studios, January 2019);

•	Crazy Alien: The IMAX Experience (Enlight, February 2019, China only);

•	The Wandering Earth: The IMAX Experience (Beijing Culture, February 2019, China and select international markets);

•	Pegasus: The IMAX Experience (Maoyan, February 2019, China only);

•	The Lego Movie 2: The Second Part: The IMAX Experience (Warner Bros. Pictures, February 2019);

•	Alita: Battle Angel: The IMAX Experience (20th Century Fox, February 2019);

•	Captain Marvel: The IMAX Experience (Walt Disney Studios, March 2019);

•	Dumbo: The IMAX Experience (Walt Disney Studios, March 2019);

•	Shazam!: The IMAX Experience (Warner Bros. Pictures, April 2019);

•	Hellboy: The IMAX Experience (Lionsgate, April 2019);

•	Disneynature Penguins’: The IMAX Experience (Walt Disney Studios, April 2019);

•	The Curse of La Llorona: The IMAX Experience (Warner Bros. Pictures, April 2019);

•	Avengers: Endgame: The IMAX Experience (Walt Disney Studios, April 2019);

•	Godzilla: King of Monsters: The IMAX Experience (Warner Bros. Pictures, May 2019);

•	Aladdin: The IMAX Experience (Walt Disney Studios, May 2019);

•	Dark Phoenix: The IMAX Experience (20th Century Fox, June 2019);

•	Men in Black: International: The IMAX Experience (Sony Pictures, June 2019);

•	Toy Story 4: The IMAX Experience (Walt Disney Studios, June 2019);

•	Spider-Man: Far From Home: The IMAX Experience (Sony Pictures, July 2019);

•	Lion King: The IMAX Experience (Walt Disney Studios, July 2019);

•	The New Mutants: The IMAX Experience (20th Century Fox, August 2019);

•	Artemis Fowl: The IMAX Experience (Walt Disney Studios, August 2019);

•	IT: Chapter 2: The IMAX Experience (Warner Bros. Pictures, September 2019);

•	VIY 2: Mystery of the Dragon’s Seal: The IMAX Experience (Nashe Kino, September 2019, Russia and select international markets);

•	Frozen 2: The IMAX Experience (Walt Disney Studios, November 2019);

•	Jumanji: Welcome to the Jungle Sequel: The IMAX Experience (Sony Pictures, December 2019); and

•	Star Wars: Episode IX: The IMAX Experience (Walt Disney Studios, December 2019).

In addition, the Company will be releasing an IMAX original production, Superpower Dogs, in March 2019.

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate for the IMAX theater network in 2019.

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

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX theater systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box office. The Company funds its joint revenue sharing arrangements through cash flows from operations. As at December 31, 2018, the Company had 798 theaters in operation under joint revenue sharing arrangements, a 6.8% increase as compared to the 747 joint revenue sharing arrangements open as at December 31, 2017. The Company also had contracts in backlog for an additional 387 theaters under joint revenue sharing arrangements as at December 31, 2018.

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

Revenue from theater business arrangements is recognized at a different time from when cash is collected. See note 4 “Adoption of ASC Topic 606, Revenue from Contracts with Customers, effective January 1, 2018” in Item 8 of this 2018 Form 10-K for further discussion on the Company’s revenue recognition policies.

New Business

In recent years, the Company has been exploring several new lines of business outside of its core business.

IMAX Home Entertainment Technologies and Services

In September 2018, the Company announced a new home entertainment licensing and certification program called IMAX Enhanced. This initiative was launched along with audio leader DTS (an Xperi subsidy), capitalizing on the companies’ decades of combined expertise in image and sound science. The certification program combines high-end consumer electronics products with IMAX digitally re-mastered 4K high dynamic range (HDR) content and DTS audio technologies to offer consumers immersive sight and sound experiences for the home.

To be accepted into the program, leading consumer electronics manufacturers must design 4K HDR televisions, A/V receivers, sound systems and other home theater equipment to meet a carefully prescribed set of audio and video performance standards, set by a certification committee of IMAX and DTS engineers and some of Hollywood’s leading technical specialists.

The program will digitally re-master content to produce more vibrant colors, greater contrast and sharper clarity, and will also deliver an IMAX signature sound experience.

IMAX Enhanced Program launch partners include Sony Electronics, Sony Pictures, Paramount Pictures, Sound United.

In 2013, the Company established a joint venture with TCL Multimedia Technology Holding Limited (“TCL”) to design, develop, manufacture and sell a premium home theater system. The Company does not intend to invest significant capital into the joint venture going forward, and instead expects any additional funding to be provided through third party capital.

Original Content

The Company has created two film funds to help finance the production of original content. The Company formed the IMAX China Film Fund (the “China Film Fund”) with its subsidiary IMAX China, its partner CMC and several other large investors to help fund Mandarin language commercial films. The China Film Fund targets productions that can leverage the Company’s brand, relationships, technology and release windows in China.

In addition, the Company’s IMAX Original Film Fund (the “Original Film Fund”) was established in 2014 to co-finance a portfolio of 10 original large format films. The initial investment in the Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014, and has reached its maximum contribution. The Company sees the Original Film Fund as a vehicle designed to generate a continuous, steady flow of high-quality documentary content. As at December 31, 2018, the Original Film Fund has invested $20.9 million toward the development of original films.

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

Virtual Reality

In 2017, the Company piloted a virtual reality (“VR”) initiative which included several pilot IMAX VR Centers located in a number of multiplexes, as well as a stand-alone venue, each retrofitted with proprietary VR pods that permitted interactive, moveable VR experiences.

The Company also established its VR Fund among the Company, its subsidiary IMAX China and other strategic investors to help finance the creation of interactive VR content experiences for use across all VR platforms, including in the pilot IMAX VR Centers.

In December 2018, the Company announced, in connection with its strategic review of its VR pilot initiative, that it had decided to close its remaining VR locations and write-off certain VR content investments. In January 2019, the Company decided to dissolve the VR Fund. For the year ended December 31, 2018, the Company has recognized asset impairment and exit costs related to its VR investments of $7.2 million. For additional information refer to note 24 in Item 8 of this 2018 Form 10-K.

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

In addition, the Company also provides film post-production and quality control services for large-format films (whether produced internally or externally), and digital post-production services. The Company derives a small portion of its revenues from other sources including: two owned and operated IMAX theaters; a commercial arrangement with one theater resulting in the sharing of profits and losses; the provision of management services to four other theaters; renting its proprietary 2D and 3D large-format film and digital cameras to third-party production companies; and also offering production advice and technical assistance to both documentary and Hollywood filmmakers. In January 2019, the Company closed its owned and operated theater in Minneapolis, Minnesota and now has one remaining owned and operated theater in Sacramento, California.

IMAX Theater Network and Backlog

IMAX Theater Network

The following table outlines the breakdown of the IMAX theater network by type and geographic location as at December 31:

	2018 Theater Network Base				2017 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	365	4	33	402	364	4	35	403
Canada	39	2	7	48	37	2	7	46
Greater China(1)	624	—	15	639	527	—	17	544
Asia (excluding Greater China)	112	2	3	117	100	1	3	104
Western Europe	101	4	10	115	88	4	10	102
Russia & the CIS	62	—	—	62	58	—	—	58
Latin America(2)	47	1	12	60	42	—	12	54
Rest of the World	59	1	2	62	56	1	2	59

Total	1,409	14	82	1,505	1,272	12	86	1,370

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

The Company currently believes that over time its commercial multiplex theater network could grow to approximately 2,855 IMAX theaters worldwide from 1,409 commercial multiplex IMAX theaters operating as at December 31, 2018. The Company believes that the majority of its future growth will come from international markets. As at December 31, 2018, 70.1% of IMAX theater systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 67.2% as at December 31, 2017. Revenues and gross box office derived from outside the United States and Canada continue to exceed revenues and gross box office from the United States and Canada. Risks associated with the Company’s international business are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of Part I of this 2018 Form 10-K.

Greater China continues to be the Company’s second-largest market, measured by revenues, with approximately 31% of overall revenues generated from the Company’s China operations in 2018. As at December 31, 2018, the Company had 639 theaters operating in Greater China with an additional 272 theaters in backlog that are scheduled to be installed in Greater China by 2022. The Company’s backlog in Greater China represents 48.2% of the Company’s current backlog including upgrades. The Company’s largest single international partnership is in China with Wanda Film, formerly Wanda Cinema Line Corporation (“Wanda”). Wanda’s total, commitment to the Company is for 359 theater systems in Greater China (of which 344 theater systems are under the parties’ joint revenue sharing arrangement). See “Risk Factors – The Company faces risks in connection with the continued expansion of its business in China” in Item 1A of Part I of this 2018 Form 10-K.

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at December 31:

	2018
	IMAX Commercial Multiplex Theater Network
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale /Sales- type lease		Total
Domestic Total (United States & Canada)	273	5	278	126		404

International:
Greater China	316	94	410	214		624
Asia (excluding Greater China)	30	1	31	81		112
Western Europe	40	24	64	37		101
Russia & the CIS	—	—	—	62		62
Latin America	1	—	1	46		47
Rest of the World	14	—	14	45		59

International Total	401	119	520	485		1,005

Worldwide Total	674	124	798	611	(1)	1,409

	2017
	IMAX Commercial Multiplex Theater Network
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale /Sales- type lease		Total
Domestic Total (United States & Canada)	273	4	277	124		401

International:
Greater China	260	80	340	187		527
Asia (excluding Greater China)	35	23	58	42		100
Western Europe	31	24	55	33		88
Russia & the CIS	—	—	—	58		58
Latin America	—	—	—	42		42
Rest of the World	14	3	17	39		56

International Total	340	130	470	401		871

Worldwide Total	613	134	747	525		1,272

(1)

Includes 38 theater systems which were previously classified under joint revenue sharing arrangements – hybrid sales arrangements. See “Critical Accounting Policies and Estimates” for further details of the adoption impact of ASC Topic 606 on the Company’s revenues.

As at December 31, 2018, 278 (2017 – 277) of the 798 (2017 – 747) theaters under joint revenue sharing arrangements in operation, or 34.8% (2017 – 37.1%) were located in the United States and Canada, with the remaining 520 (2017 – 470) or 65.2% (2017 – 62.9%) of arrangements being located in international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	December 31, 2018				December 31, 2017
	Number of Systems		Dollar Value (in thousands)		Number of Systems		Dollar Value (in thousands)
Sales and sales-type lease arrangements	177	(1)	$229,027	(2)	162		$205,001
Joint revenue sharing arrangements
Hybrid arrangements	118		67,176		121		64,328
Traditional arrangements	269	(3)	8,100	(4)	216		11,942	(4)

	564	(5)	$304,303		499	(6)	$281,271

(1)	Includes 20 hybrid sales theater systems which were previously classified under joint revenue sharing arrangements – hybrid sales arrangements.
(2)

Includes a variable consideration estimate of $16.4 million in accordance with ASC Topic 606. See “Critical Accounting Policies and Estimates” in Item 7 and note 4 in item 8 of this 2018 Form 10-K for further discussion of the adoption impact of ASC Topic 606 on the Company’s revenues.

(3)	Includes 46 theater systems where the customer has the option to convert from a joint revenue sharing arrangement to a sales arrangement.
(4)	Reflects contractual upfront payments. Future contingent payments are not reflected as these are based on negotiated shares of box office results.
(5)

Includes 83 new laser projection system configurations (73 of the 83 new systems are IMAX with Laser projection system configurations) and 100 upgrades of existing locations to laser projection system configurations (98 of the 100 upgrades are for the IMAX with Laser projection system configurations).

(6)

Includes 27 new laser projection system configurations (three of the 27 new systems are IMAX with Laser projection system configurations) and five upgrades of existing locations to laser projection system configurations (three of the five upgrades are for the IMAX with Laser projection system configurations).

The number of theater systems in the backlog reflects the minimum number of commitments under signed contracts. The dollar value fluctuates depending on the number of new theater system arrangements signed from year to year, which adds to backlog and the installation and acceptance of theater systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed theater system sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated theater, as well as a variable consideration estimate, however it excludes amounts allocated to maintenance and extended warranty revenues. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, operating leases or long-term conditional theater commitments. The value of theaters under joint revenue sharing arrangements is excluded from the dollar value of sales backlog, although certain theater systems under joint revenue sharing arrangements provide for contracted upfront payments and therefore carry a backlog value based on those payments. The Company believes that the contractual obligations for theater system installations that are listed in sales backlog are valid and binding commitments.

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

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at December 31:

	2018
	IMAX Theater Backlog
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale /Sales- type lease		Total
Domestic Total (United States & Canada)	145	3	148	7		155

International:
Greater China	98	98	196	76		272
Asia (excluding Greater China)	4	—	4	38		42
Western Europe	17	17	34	9		43
Russia & the CIS	—	—	—	17		17
Latin America	1	—	1	10		11
Rest of the World	4	—	4	20		24

International Total	124	115	239	170		409

Worldwide Total	269	118	387	177	(1)	564	(2)

	2017

	IMAX Theater Backlog

	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Sales- type lease		Total
Domestic Total (United States & Canada)	37	3	40	9		49

International:
Greater China	134	102	236	73		309
Asia (excluding Greater China)	6	11	17	20		37
Western Europe	33	4	37	8		45
Russia & the CIS	—	—	—	17		17
Latin America	—	—	—	17		17
Rest of the World	6	1	7	18		25

International Total	179	118	297	153		450

Worldwide Total	216	121	337	162		499	(3)

(1)

Includes 25 theater systems which were previously classified under joint revenue sharing arrangements – hybrid sales arrangements. See “Critical Accounting Policies and Estimates” for further details of the adoption impact of ASC Topic 606 on the Company’s revenues.

(2)	Includes 73 new IMAX with Laser projection system configurations and 98 upgrades of existing locations to IMAX with Laser projection system configurations.

(3)	Includes five upgrades of existing locations to laser-based digital theater system configurations.

Approximately 72.5% of IMAX theater system arrangements in backlog as at December 31, 2018 are scheduled to be installed in international markets (2017 – 90.2%).

Signings and Installations

The following reflects the Company’s theater system signings and installations:

	Years Ended December 31,
	2018		2017
Theater System Signings:
Full new sales and sales-type lease arrangements	57		85
New traditional joint revenue sharing lease arrangements	55		35
New hybrid joint revenue sharing lease arrangements	10		50

Total new theaters	122		170
Upgrades of IMAX theater systems	112	(1)	7

Total theater signings	234		177

	Years Ended December 31,
	2018		2017
Theater System Installations:
Full new sales and sales-type lease arrangements	63		60
New traditional joint revenue sharing lease arrangements	72		86
New hybrid joint revenue sharing lease arrangements	14		19

Total new theaters	149		165
Upgrades of IMAX theater systems	23		5

Total theater installations	172		170

(1)	Includes 105 theater systems related to existing AMC, Regal and Pathé theaters to be upgraded to IMAX with Laser projection systems on new lease terms ranging from 10 to 12 years.

In 2018, the Company installed 149 IMAX theater systems in new locations. The Company estimates that it will install a similar number of new theater systems (excluding upgrades) in 2019. The Company cautions, however, that theater system installations may slip from period to period over the course of the Company’s business, usually for reasons beyond its control.

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

Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in note 2 to its audited consolidated financial statements in Item 8 of this 2018 Form 10-K. Management considers an accounting policy to be critical if it is important to its financial condition and results, and requires significant judgments and estimates.

The Company considers the following significant estimates, assumptions and judgments to have the most significant effect on its results:

Revenue Recognition

Application of the various accounting principles under U.S. GAAP related to the measurement and recognition of revenue requires the Company to make judgments and estimates. Contract arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. The Company believes that revenue recognition is critical for its financial statements because consolidated net income is directly affected by the timing of revenue recognition.

On January 1, 2018, the Company adopted ASC Topic 606, utilizing the modified retrospective transition method with a cumulative catch-up adjustment. The Company is applying the new revenue standard only to contracts not completed as at the date of initial application, referred to as open contracts. All system sales and maintenance contracts with the existing network of IMAX theaters and the backlog of sales contracts make up a significant majority of the Company’s open contracts at any point in time. DMR arrangements where the film continues to be shown by the Company’s exhibitor partners, film distribution arrangements with remaining terms, aftermarket sales orders that have been received but for which control of the assets has not yet transferred to the customer are all also considered open contracts.

The Company’s revenues from the sales of projection systems, provision of maintenance services, sale of aftermarket 3D glasses and parts, conversion of film content into the IMAX DMR format, distribution of documentary film content and the provision of post-production services are within the scope of the standard. The Company’s joint revenue sharing revenue arrangements, with the exception of those where the title transfers to the customer prior to recognition of the system revenue (hybrid sales arrangements), are not in scope of the standard due to their classification as leases. Similarly, any system revenue transactions classified as sales-type leases are excluded from the provisions of the new standard.

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

The new standard requires the Company to estimate the transaction price, including an estimate of future variable consideration, received in exchange for the goods delivered or services rendered. Certain of the Company’s revenue streams will be impacted by the variable consideration provisions of the new standard. The arrangements for the sale of projection systems include indexed minimum payment increases over the term of the arrangement, as well as provision for additional payments in excess of the minimum agreed payments in situations where the theater exceeds certain box office thresholds. Both of these contract provisions constitute variable consideration under the new standard that, subject to constraints to ensure reversal of revenues do not occur, require estimation and recognition upon of transfer of control of the System Obligation to the customer, when control transfers, which is at the earlier of client acceptance of the installation of the system, including projectionist training, and the theater’s opening to the public. As this variable consideration extends through the entire term of the arrangement, which typically last 10 years, the Company applies constraints to its estimates and recognizes the variable consideration on a discounted present value basis at recognition. Under the previous standard, these amounts were recognized as reported by exhibitors (or customers) in future periods.

In certain joint revenue sharing arrangements, specifically the Company’s hybrid sales arrangements, the Company’s arrangements call for sufficient upfront revenues to cover the cost of the arrangement, with monthly payments calculated based on the theater’s net box office earned. Title and control of the projection system transfer to the customer at the earlier of client acceptance of the theater installation, including projectionist training, and theater opening to the public. Under the new revenue recognition standard, the percentage payment is considered variable consideration that must be estimated and recognized at the time of initial revenue recognition. Using box office projections and the Company’s history with theater and box office experience in different territories, the Company estimates the amount of percentage payment earned over the life of the arrangement, subject to sufficient constraint such that there is not a risk of significant revenue reversal. Under the previous recognition standard, these amounts were recognized as reported by exhibitors (or customers) in future periods. As a result, the Company has moved the hybrid sales arrangements to the traditional sales segment, in the current year, since the transaction price received and the revenue recognition timing at transfer of control of the assets now very closely resemble those of the traditional sale arrangements.

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

Arrangements with Multiple Performance Obligations

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

The Company’s System Obligation arrangements involve either a lease or a sale of the theater system. The transaction price for the System Obligation, other than for those delivered pursuant to joint revenue sharing arrangements, consist of upfront or initial payments made before and after the final installation of the theater system equipment and ongoing payments throughout the term of the lease or over a period of time, as specified in the arrangement. The ongoing payments are the greater of an annual fixed minimum amount or a certain percentage of the theater box-office. Amounts received in excess of the annual fixed minimum amounts are considered contingent payments. The Company’s arrangements are non-cancellable, unless the Company fails to perform its obligations. In the absence of a material default by the Company, there is no right to any remedy for the customer under the Company’s arrangements. If a material default by the Company exists, the customer has the right to terminate the arrangement and seek a refund only if the customer provides notice to the Company of a material default and only if the Company does not cure the default within a specified period.

The transaction price is allocated to each unit of accounting based on the unit’s relative selling prices. The Company uses vender-specific objective evidence of selling price (VSOE) when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. VSOE is established for the Company’s System Obligation, maintenance and extended warranty services and film license arrangements. The Company uses a best estimate of selling price (BESP) for units of accounting that do not have VSOE or third-party evidence of selling price. The Company determines BESP for a deliverable by considering multiple factors including the Company’s historical pricing practices, product class, market competition and geography.

Film Production and IMAX DMR Services

In certain film arrangements, the Company produces a film financed by third parties whereby the third party retains the copyright and the Company obtains exclusive distribution rights. Under these arrangements, the Company is entitled to receive a fixed fee or to retain as a fee the excess of funding over cost of production (the “production fee”). The third parties receive a portion of the revenues received by the Company from distributing the film, which is charged to costs and expenses applicable to revenues-services. The production fees are deferred and recognized as a reduction in the cost of the film based on the ratio of the Company’s distribution revenues recognized in the current period to the ultimate distribution revenues expected from the film. Film exploitation costs, including advertising and marketing are recorded in costs and expenses applicable to revenues-services as incurred.

Revenues from digitally re-mastering (IMAX DMR) films where third parties own or hold the copyrights and the rights to distribute the film are derived in the form of processing fees for the application of the Company’s patented processes calculated as a percentage of box-office receipts generated from the re-mastered films. Since these fees are subject to the sales-based royalty exception, they are recognized as Services revenues when box office receipts are reported by the third party that owns or holds the related film rights.

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

The discount rate used is a key assumption in the determination of the pension benefit obligation and expense. A 1.0% change in the discount rate used would result in a $1.9 million reduction or a $2.2 million increase in the pension benefit obligation with a corresponding benefit or charge recognized in other comprehensive income in the year.

Deferred Tax Asset Valuation

As at December 31, 2018, the Company had net deferred income tax assets of $31.3 million. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the Company includes, but is not limited to, the Company’s historical operating results, projected future operating results, reversing temporary differences, contracted sales backlog at December 31, 2018, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies.

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

Impact of Recently Issued Accounting Pronouncements

Please see note 3 to the audited consolidated financial statements in Item 8 of this 2018 Form 10-K for information regarding the Company’s recent changes in accounting policies and recently issued accounting pronouncements impacting the Company.

ASSET IMPAIRMENTS AND OTHER CHARGES (RECOVERIES)

The following table identifies the Company’s charges (recoveries) relating to the impairment of assets:

	Years Ended December 31,

(in thousands of U.S. dollars)	2018	2017	2016

Asset impairments
Property, plant and equipment	$3,725	$3,966	$223
Other assets	2,565	2,533	—
Prepaid expenses	121	—	—
Other intangible assets	66	—	—
Impairment of investments	—	1,225	194
Film assets	—	17,363	3,020
Other charges (recoveries):
Accounts receivable	3,030	1,967	1,029
Financing receivables	100	680	(75)
Inventories	250	500	458
Property, plant and equipment	1,762	1,224	885
Other intangible assets	151	63	206
Other assets	—	47	—

Total asset impairments and other charges	$11,770	$29,568	$5,940

Asset Impairments

In connection with the strategic review of the Company’s VR initiative, the Company has decided to close its remaining VR locations and as a result record a one-time impairment charge of $3.7 million in property, plant and equipment, $2.6 million in other assets which includes a $2.5 million (2017 — $1.0 million) impairment of the VR content asset, and $0.1 million in intangible assets. The VR fund is consolidated by the Company and has a third party non-controlling interest. The Company’s share of this impairment after non-controlling interest is $0.8 million (2017 — $0.4 million). In 2017, resulting from the Company’s restructuring activities, certain long-lived assets were deemed to be impaired as the Company’s exit from certain activities limited the future revenue associated with these assets. The Company recognized property, plant and equipment charges of $3.7 million, film impairment charges of $0.3 million and other asset charges of $1.5 million. Additional details of the Company’s restructuring activities are discussed in note 24 to its audited consolidated financial statements in Item 8 of this 2018 Form 10-K. No such charge was recorded in the year ended December 31, 2016.

The Company records asset impairment charges for property, plant and equipment after an assessment of the carrying value of certain asset groups in light of their future expected cash flows. During 2018, the Company recorded asset impairment charges of less than $0.1 million (2017 — $0.3 million; 2016 — $0.2 million) as the Company recognized that the carrying values for the assets exceeded the expected undiscounted future cash flows.

In 2017, the Company identified and wrote-off $1.2 million related to a certain loan that is no longer considered collectible. No such charge was recognized in the years ended December 31, 2018 and December 31, 2016, respectively.

The Company recognized a $0.2 million other-than-temporary impairment of its investments in 2016 as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost. No such charge was recorded in the years ended December 31, 2018 and 2017, respectively.

In 2017, the Company recognized an impairment on its episodic content assets, within film assets, of $11.7 million as a result of lower than anticipated revenue generated for the “Marvel’s Inhumans” television series’ first season. No such charge was recorded in the years ended December 31, 2018 and 2016.

In 2017, the Company reviewed the carrying value of certain documentary film assets as a result of lower than expected revenue being generated during the period and revised expectations for future revenues based on the latest information available. An impairment of $5.3 million was recorded based on the carrying value of these documentary films as compared to the related estimated future box office and revenues that would ultimately be generated by these films (2016 — $3.0 million). No such charge was recorded in the year ended December 31, 2018

Other Charges (Recoveries)

The Company recorded a net provision of $3.0 million in 2018 (2017 — $2.0 million; 2016 —$1.0 million) in accounts receivable based on the Company’s ongoing assessment of the collectability of specific customer balances. The higher charges in 2018 primarily results from the financial deterioration of specific theater exhibitors and studios.

In 2018, the Company recorded a net provision of $0.1 million in financing receivables (2017 — net provision of $0.7 million; 2016 — net recovery of $0.1 million). Provisions of the Company’s financing receivables is recorded when the collectability associated with certain financing receivables is uncertain. These provisions are adjusted when there is a significant change in the amount or timing of the expected future cash flows or when actual cash flows differ from cash flows previously expected.

The Company recorded a $0.3 million provision (2017 — $0.5 million; 2016 — $0.5 million) in costs and expenses applicable to revenues due to a reduction in the net realizable value of its inventories. These charges primarily resulted from a reduction in the net realizable value of its theater system equipment inventories and certain service part inventories due to normal operational activity.

In 2018, the Company recorded a charge of $0.8 million (2017 — $1.2 million; 2016 — $0.3 million) reflecting property, plant and equipment that were no longer in use. In 2018, the Company recorded a charge of $0.6 million in cost of sales applicable to Equipment and product sales and $0.4 million in revenue applicable to Equipment and product sales upon the upgrade of xenon-based digital systems under joint revenue sharing arrangements to laser-based digital systems. In 2016, the Company recorded a similar charge of $0.6 million in cost of sales applicable to Equipment and product sales upon the upgrade of xenon-based digital systems under operating lease arrangements to laser-based digital systems under sales or sales-type lease arrangements. No such charge was recorded in the year ended December 31, 2017.

In 2018, the Company recorded a charge of $0.2 million (2017 — $0.1 million; 2016 — $0.2 million) reflecting other intangible assets that were no longer in use.

Tax Charges

In 2017, the Company determined the effects of U.S. Tax Act and recorded the estimate as a provisional amount. The provisional re-measurement of the deferred tax assets and liabilities resulted in a $9.3 million discrete tax provision which increased the effective tax rate by 31.1% for the year ended December 31, 2017. See “Results of Operations” in Item 7 and note 10 to the audited consolidated financial statements in Item 8 of this 2018 Form 10-K for further discussion.

NON-GAAP FINANCIAL MEASURES

In this report, the Company presents certain data which are not recognized under U.S. GAAP and are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission rules. Specifically, the Company presents the following non-GAAP financial measures as supplemental measures of its performance:

•	Adjusted net income;

•	Adjusted net income per diluted share;

•	Adjusted net income attributable to common shareholders;

•	Adjusted net income attributable to common shareholders per diluted share; and

•	EBITDA and adjusted EBITDA per Credit Facility.

The Company presents adjusted net income and adjusted net income per diluted share, which excludes stock-based compensation, exit costs, restructuring charges and associated impairments, legal arbitration award, executive transition costs and the related tax impact of these adjustments, because it believes that they are important supplemental measures of the Company’s comparable controllable operating performance. Although stock-based compensation is an important aspect of the Company’s employee and executive compensation packages, it is mostly a non-cash expense and is excluded from certain internal business performance measures, and the Company wants to ensure that its investors fully understand the impact of its stock-based compensation (net of any related tax impact) and non-recurring charges on net income.

In addition, the Company presents adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share because it believes that they are important supplemental measures of its comparable financial results. Without the presentation of these adjusted presentation measures the Company believes it could potentially distort the analysis of trends in business performance and it wants to ensure that its investors fully understand the impact of net income attributable to non-controlling interests, its stock-based compensation, exit costs, restructuring charges and associated impairments and legal arbitration award and executive transition costs (net of any related tax impact) in determining net income attributable to common shareholders.

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

In addition, management uses “EBITDA”, as such term is defined in the Company’s credit agreement (and which is referred to herein as “Adjusted EBITDA per Credit Facility”, as the credit agreement includes additional adjustments beyond interest, taxes, depreciation and amortization) to evaluate, assess and benchmark the Company’s operational results. The Company believes that Adjusted EBITDA per Credit Facility presents relevant and useful information widely used by analysts, investors and other interested parties in the Company’s industry. Accordingly, the Company is disclosing this information to permit a more comprehensive analysis of its operating performance and to provide additional information with respect to the Company’s ability to comply with its credit agreement requirements. EBITDA is defined as net income with adjustments for depreciation and amortization, interest income (expense)-net, and income tax provision (benefit). Adjusted EBITDA per Credit Facility is defined as EBITDA plus adjustments for loss from equity accounted investments, stock and other non-cash compensation, exit costs, restructuring charges and associated impairments, legal arbitration award, executive transition costs and adjusted EBITDA attributable to non-controlling interests.

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

•

The new business segment consists of content licensing and distribution fees associated with the Company’s IMAX Home Entertainment, and other new business initiatives that are in the development, start-up and/or wind-up phases.

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

The following table sets forth the breakdown of revenue and gross margin by category:

	Revenue			Gross Margin
(In thousands of U.S. dollars)	2018	2017	2016	2018	2017	2016
Network Business
IMAX DMR	$110,793	$108,853	$106,403	$72,773	$71,789	$69,196
Joint revenue sharing arrangements - contingent rent	73,371	70,444	73,500	48,856	47,337	54,705
IMAX systems - contingent rent (1)	—	3,890	4,644	—	3,890	4,644

	184,164	183,187	184,547	121,629	123,016	128,545

Theater Business
IMAX systems
Sales and sales-type leases(1)(2)	88,432	79,853	89,525	47,986	47,639	44,788
Ongoing fees and finance income(3)	12,224	10,494	11,359	12,033	10,095	10,660
Joint revenue sharing arrangements – fixed fees	9,706	10,118	17,913	1,982	2,349	5,132
Theater system maintenance	49,684	45,383	40,430	21,991	18,275	13,660
Other theater	8,358	9,145	10,888	1,806	1,965	1,930

	168,404	154,993	170,115	85,798	80,323	76,170

New Business	5,769	24,522	626	(350)	(16,176)	(2,199)

Other
Film distribution and post-production	12,962	13,172	14,127	1,763	(1,006)	(180)
Other	3,102	4,893	7,919	(911)	(911)	342

	16,064	18,065	22,046	852	(1,917)	162

	$374,401	$380,767	$377,334	$207,929	$185,246	$202,678

(1)	Contingent rent from IMAX systems have been reallocated from the network business segment to the sales and sales-type lease segment in theater business in 2018.
(2)

Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions, and in 2018, includes the present value of estimates of variable consideration from equipment sales transactions.

(3)	Includes rental income from operating leases and finance income.

On January 1, 2018, the Company adopted ASC Topic 606, utilizing the modified retrospective transition method with a cumulative catch-up adjustment. The Company will review the variable interest assets on an ongoing basis. See notes 2 and 4 in Item 8 of this 2018 Form 10-K for the Company’s updated revenue recognition policy. The following table presents the impacted financial statement line items in the Company’s consolidated statement of operations:

	Year Ended December 31, 2018
(in thousands of U.S. dollars, except per share amounts)	Pre-adoption of ASC Topic 606	ASC Topic 606 Adjustments	As reported
Revenues	$372,935	$1,466	$374,401
Provision for income taxes	(9,195)	(323)	(9,518)
Net income	32,452	1,143	33,595
Less: net income attributable to non-controlling interests	(10,590)	(161)	(10,751)
Net income attributable to common shareholders	21,862	982	22,844
Net income per share attributable to common shareholders - basic and diluted	0.34	0.02	0.36

The following table presents the impact of ASC Topic 606 on the Company’s revenues by reportable segment:

	Year Ended December 31, 2018
	Pre-adoption of ASC Topic 606	ASC Topic 606 Adjustments	As reported
Network business
IMAX DMR	$110,793	$—	$110,793
Joint revenue sharing arrangements – contingent rent(1)	76,980	(3,609)	73,371
IMAX systems – contingent rent(1)	2,317	(2,317)	—

	190,090	(5,926)	184,164

Theater business
IMAX systems
Sales and sales-type leases (2)(4)	77,574	10,858	88,432
Ongoing fees and finance income (3)	10,555	1,669	12,224
Joint revenue sharing arrangements – fixed fees (4)	14,841	(5,135)	9,706
Theater system maintenance	49,684	—	49,684
Other theater	8,358	—	8,358

	161,012	7,392	168,404

New business	5,769	—	5,769

Other
Film post-production	9,516	—	9,516
Film distribution	3,446	—	3,446
Other	3,102	—	3,102

	16,064	—	16,064

Total	$372,935	$1,466	$374,401

(1)

Contingent rent of $3.6 million related to theater systems under hybrid sales arrangements and $2.3 million related to theater systems under sales arrangements was recognized in the Company’s transition adjustment.

(2)	Variable consideration of $5.8 million relating to theater systems recognized as sales or hybrid sales was recognized as part of the System Obligation in the period.
(3)	Finance income of $1.7 million was recognized on the future consideration related to contracts.
(4)	Fixed consideration of $5.1 million related to the recognition of theater systems under hybrid sales arrangements was reclassified to Sales and Sales-type leases.

Results of Operations Discussion for the Three Years Ended December 31, 2018

The Company reported net income of $33.6 million, or $0.53 per basic and diluted share, for the year ended December 31, 2018, as compared to net income of $12.5 million, or $0.19 per basic and diluted share, for the year ended December 31, 2017 and net income of $39.3 million, or $0.58 per basic and diluted share, for the year ended December 31, 2016.

Net income for the year ended December 31, 2018 includes a $22.2 million charge, or $0.35 per diluted share (2017 — $22.7 million, or $0.35 per diluted share; 2016 — $30.5 million or $0.45 per diluted share), for stock-based compensation and a $9.5 million charge, or $0.15 per diluted share for exit costs, restructuring charges and associated impairments (2017 — $16.2 million, or $0.25 per diluted share; 2016 — $nil), a $11.7 million change, or $0.19 per diluted share, for a legal arbitration award related to one of the Company’s litigation matters from 2006 (2017 — $nil; 2016 — $nil) and a $3.0 million charge, or $0.05 per diluted share, for executive transition costs (2017 — $nil; 2016 — $nil). In 2017, the Company also recognized a $9.3 million, or $0.14 per diluted share, non-recurring tax charge as the Company re-measured its deferred tax assets and liabilities as at the date of enactment of the amended Tax Cut and Jobs Act.

Adjusted net income, which consists of net income excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments, the legal arbitration award, executive transition costs, the related tax impact of these adjustments, and tax charge from the provisional re-measurement of U.S. deferred tax assets and liabilities given changes enacted by the Tax Act, was $70.2 million, or $1.11 per diluted share, for the year ended December 31, 2018 as compared to adjusted net income of $51.5 million, or $0.79 per diluted share, for the year ended December 31, 2017 and $61.1 million, or $0.90 per diluted share, for the year ended December 31, 2016.

The Company reported net income attributable to common shareholders of $22.8 million, or $0.36 per basic share and diluted share for the year ended December 31, 2018 (2017 — $2.3 million, or $0.04 per basic share and diluted share; 2016 — $28.8 million, or $0.43 per basic share and $0.42 per diluted share).

Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments, the legal arbitration award, executive transition costs, the related tax impact of these adjustments, and tax charge from the provisional re-measurement of U.S. deferred tax assets and liabilities given changes enacted by the Tax Act, was $57.8 million, or $0.91 per diluted share, for the year ended December 31, 2018 as compared to adjusted net income attributable to common shareholders of $40.5 million, or $0.62 per diluted share, for the year ended December 31, 2017 and $50.0 million, or $0.73 per diluted share, for the year ended December 31, 2016.

A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

	Years Ended December 31,
	2018		2017		2016
	Net Income	Diluted EPS	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$33,595	$0.53	$12,518	$0.19	$39,320	$0.58
Adjustments:
Stock-based compensation	22,211	0.35	22,653	0.35	30,523	0.45
Exit costs, restructuring charges and associated impairments	9,542	0.15	16,174	0.25	—	—
Legal arbitration award	11,737	0.19	—	—	—	—
Executive transition costs	2,994	0.05	—	—	—	—
Tax impact on items listed above	(9,873)	(0.16)	(9,218)	(0.14)	(8,783)	(0.13)
Impact of enactment of U.S. Tax Cut and Jobs Act	—	—	9,323	0.14	—	—

Adjusted net income	70,206	1.11	51,450	0.79	61,060	0.90
Net income attributable to non-controlling interests (1)	(10,751)	(0.17)	(10,174)	(0.16)	(10,532)	(0.16)
Stock-based compensation (net of tax of $0.1 million, $0.2 million and $0.2 million, respectively) (1)	(394)	(0.01)	(620)	(0.01)	(533)	(0.01)
Exit costs, restructuring charges and associated impairments (net of tax of $0.4 million, $0.1 million, and $nil, respectively)(1)	(1,262)	(0.02)	(181)	—	—	—

Adjusted net income attributable to common shareholders	$57,799	$0.91	$40,475	$0.62	$49,995	$0.73

Weighted average diluted shares outstanding		63,207		65,540		68,263

(1)	Reflects amounts attributable to non-controlling interests.

Revenues and Gross Margin

The Company’s revenues for the year ended December 31, 2018 decreased to $374.4 million from $380.8 million in 2017, primarily due to a decrease in the new business segment, primarily attributable to “Marvel’s Inhumans”, partially offset by an increase in revenues from the Company’s theater business segment. Revenue for the year ended December 31, 2017 includes $20.4 million, or 5.3% of total revenue, related to new business initiatives, which was not part of the year ended December 31, 2018. The gross margin across all segments in 2018 was $207.9 million, or 55.5% of total revenue, compared to $185.2 million, or 48.7% of total revenue in 2017. Impairment charges included in gross margin for the year ended December 31, 2017, were $19.7 million, of which $13.0 million related to new business initiatives, or 5.2% of total revenue, which was not part of the year ended December 31, 2018.

The Company’s revenues for the year ended December 31, 2017 increased to $380.8 million from $377.3 million in 2016, largely due to an increase in revenues from the Company’s new business segment, primarily attributable to “Marvel’s Inhumans”. The gross margin across all segments in 2017 was $185.2 million, or 48.7% of total revenue, compared to $202.7 million, or 53.7% of total revenue in 2016. Impairment charges included in gross margin for the year ended December 31, 2017, were $19.7 million, of which $13.0 million related to new business initiatives, or 5.2% of total revenue, compared to $3.7 million, of which $nil related to new business initiatives, or 1.0% of total revenue in the year ended December 31, 2016. Impacting gross margin in 2017, was the gross loss experienced in the Company’s new business segment, mainly due to the impairment charges discussed above.

Network Business

Gross box office generated by IMAX DMR films increased 5.7% to $1,032.1 million in 2018 from $976.5 million in 2017. The 2017 gross box office generated was 1.1% higher than the $965.6 million in 2016. In 2018, gross box office was generated primarily from the exhibition of 80 films (70 new and 10 carryovers), as compared to 67 films (60 new and 7 carryover) exhibited in 2017 and 58 films (51 new and 7 carryover) exhibited in 2016.

Network business revenue increased by 0.5% to $184.2 million in the year ended December 31, 2018 from $183.2 million in the year ended December 31, 2017. Effective January 1, 2018, the Company no longer includes hybrid joint revenue sharing arrangements which take the form of a sale under the joint revenue sharing arrangement reportable segment. These arrangements are now reflected under the IMAX systems segment of Theater Business. In 2018, the Company had stronger film performance driven by the increase in number of theaters in the network compared to the prior year. Furthermore, network business revenue was 0.7% lower in 2017 from the $184.5 million experienced in 2016. The gross margin experienced by the Company’s network business in 2018 was $121.6 million, or 66.0% of network business revenue, compared to $123.0 million, or 67.2% in 2017 and $128.5 million, or 69.7% in 2016. The Company’s network business performance is impacted by box office performance, as well as other factors including the timing of a film release to the IMAX theater network, the commercial success of the film, the Company’s take rates under its DMR and joint revenue sharing arrangements, and the distribution window for the exhibition of films in the IMAX theater network. Other factors impacting performance include fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations.

IMAX DMR revenues increased 1.8% to $110.8 million in the year ended December 31, 2018 from $108.9 million in the year ended December 31, 2017, due to stronger box-office performance, relating to an increase in the number of films exhibited in 2018. IMAX DMR revenues increased 2.3% in 2017 from $106.4 million in the year ended December 31, 2016, primarily as a result of stronger returns under the Company’s DMR arrangements, driven by the geographical mix of films exhibited in 2017 as compared to prior years. The gross margin from the IMAX DMR segment was $72.8 million, $71.8 million and $69.2 million in the years ended December 31, 2018, 2017 and 2016, respectively. Margin is a function of the costs associated with the respective films exhibited in the period, and can vary particularly with respect to marketing expenses.

Contingent rent revenues from joint revenue sharing arrangements increased to $73.4 million in the year ended December 31, 2018 from $70.4 million in the year ended December 31, 2017, largely due to stronger box-office performance and continued network growth. In 2016 revenues from joint revenue sharing arrangements were $73.5 million. The decrease in revenues in 2017 versus 2016 from joint revenue sharing arrangements was largely due to lower joint venture take rates, offset slightly by continued network growth. Joint venture take rates are impacted by the mix of theater systems installed and the particular geographic market for those systems. The Company ended 2018 with 798 theaters operating under joint revenue sharing arrangements, as compared to 747 theaters at the end of 2017, an increase of 6.8% and 640 theaters at the end of 2016. Gross box office generated by the joint revenue sharing arrangements was 2.4% higher at $537.8 million in the year ended December 31, 2018 from $525.3 million in the year ended December 31, 2017 and $511.0 million in the year ended December 31, 2016.

The gross margin from joint revenue sharing arrangements increased to $48.9 million in the year ended December 31, 2018 from $47.3 million in the year ended December 31, 2017 and $54.7 million in 2016. Included in the calculation of gross margin for the year ended December 31, 2018 were certain advertising, marketing and commission costs primarily associated with new theater launches of $3.0 million, as compared to $3.7 million in 2017 and $2.7 million for such expenses in 2016. The lower gross margin experienced in 2017 versus 2016 is mostly due to the lower take rates experienced (as discussed above), as well higher depreciation expense resulting from the continuous growth in the number of operational theaters under joint revenue sharing arrangements.

Contingent rent revenue from IMAX systems consists of variable payments received in excess of the fixed minimum ongoing payments which are primarily driven by box office performance reported by theater operators. On January 1, 2018, the Company adopted ASC Topic 606, in accordance with the updated revenue recognition policy as discussed in note 4 of the accompanying consolidated financial statements in Item 8. Contingent rent revenue is no longer recognized over the time period of the contract for theater systems under sales arrangements. Therefore, the Company expects this revenue stream to be minimal on a go-forward basis. Contingent rent revenue of $3.9 million and $4.6 million was recognized in the years ended December 31, 2017 and 2016, respectively.

Theater Business

The primary drivers of this line of business are theater system installations and the Company’s maintenance contract that accompanies each theater installation. For the year ended December 31, 2018, theater business revenue increased $13.4 million, or 8.7% to $168.4 million as compared to the year ended December 31, 2017 and decreased 8.9% in 2017 as compared to the year ended December 31, 2016. The increase in theater business revenue in 2018 as compared to 2017 was primarily due to:

•	3 additional installations of systems under a sales and sales-type lease arrangement;

•	2 additional installations of system upgrades;

•	3 geographic relocations of theater systems under sales arrangements; partially offset by

•	5 fewer installations of systems contracted as hybrid joint revenue sharing arrangements.

Gross margin increased 6.8% to $85.8 million in 2018 as compared to $80.3 million in 2017, primarily due to an increase in theater system maintenance margin, as well as an increase in ongoing fees and finance income due to an increase from variable rent accretion, which is a result of the adoption of ASC Topic 606 on January 1, 2018. The costs associated with ongoing fees are minimal as it usually consists of depreciation on the Company’s theaters under operating lease arrangements and/or marketing. The theater business gross margin was 50.9% in 2018 compared to 51.8% in 2017 and 44.8% in 2016. The slight decrease in margin was primarily due to the geographic market and variation of sales, sales-type lease and joint revenue sharing arrangements installed.

The installation of theater systems in newly-built theaters or multiplexes, which make up a large portion of the Company’s theater system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control. The breakdown in mix of sales and sales-type lease and joint revenue sharing arrangements (see discussion below) installations by theater system configuration for 2018, 2017 and 2016 is outlined in the table below:

	Years Ended December 31,
	2018		2017		2016
	Number of Systems	Dollar Value	Number of Systems	Dollar Value	Number of Systems	Dollar Value
New IMAX digital theater systems — installed and recognized
Sales and sales-types lease arrangements(1)	63	$83,850	60	$73,560	56	$69,620
Short-term operating lease arrangement	—	—	—	—	1	—
Joint revenue sharing arrangements — hybrid(2)	14	6,613	19	10,115	33	18,777

Total new theater systems	77	90,463	79	83,675	90	88,397

IMAX digital theater system upgrades — installed and recognized
Sales and sales-types lease arrangements	6	5,379	4	5,502	14	17,975

Total theater systems installed and recognized	83	$95,842	83	$89,177	104	$106,372

(1)

Upon adoption of the new revenue recognition standard, the arrangements for the sale of projection systems include indexed minimum payment increases over the term of the arrangement, as well as provision for additional payments in excess of the minimum agreed payments in situations where the theater exceeds certain box office thresholds. As a result of including an estimate of variable consideration upon recognition of a theater system under a sales arrangement, the revenues presented for the year ended December 31, 2018, are $5.7 million higher than under the prior revenue recognition standard.

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

Average revenue per full, new theater system under a sales and sales-type lease arrangement was $1.3 million for the year ended December 31, 2018, as compared to $1.2 million in the year ended December 31, 2017 and $1.3 million for the year ended December 31, 2016. The average revenue per full, new theater system under a sales and sales-type lease arrangement varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors. The higher average value is driven by the recognition of variable consideration at the time of recognition versus over the term of the arrangement.

Revenues from sales and sales-type leases includes settlement revenue of $1.3 million was recognized in 2016. Costs associated with settlements consist primarily of commission costs. Gross margin from sales and sales-type leases include settlement margin of $1.2 million in 2016. No such settlement revenue or costs were recorded in the years ended December 31, 2018 and 2017.

Theater system maintenance revenue increased 9.5% to $49.7 million in the year ended December 31, 2018 from $45.4 million in the year ended December 31, 2017 and $40.4 in 2016, a 12.3% increase in 2017 from 2016. Theater system maintenance gross margin was $22.0 million in the year ended December 31, 2018 versus $18.3 million in the year ended December 31, 2017 and $13.7 million in year ended December 31, 2016. The Company recorded a write-down of $0.3 million, $0.3 million and $0.2 million for certain service parts inventories in the years ended December 31, 2018, 2017 and 2016, respectively. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Ongoing fees and finance income were $12.2 million in the year ended December 31, 2018 compared to $10.5 million in the year ended December 31, 2017 and $11.4 million in the year ended December 31, 2016. Gross margin for ongoing rent and finance income increased to $12.0 million in the year ended December 31, 2018 from $10.1 million in the year ended December 31, 2017 and $10.7 million in the year ended December 31, 2016. The increase is due to an increase from variable rent accretion, which is a result of the adoption of ASC Topic 606 on January 1, 2018. The costs associated with ongoing fees are minimal as it usually consists of depreciation on the Company’s theaters under operating lease agreements and/or marketing.

Other theater revenue decreased to $8.4 million in the year ended December 31, 2018 as compared to $9.1 million in the year ended December 31, 2017 and $10.9 million in the year ended December 31, 2016. Other theater revenue primarily includes revenue generated from the Company’s after-market sales of projection system parts and 3D glasses. The gross margin recognized from other theater revenue was $1.8 million in the year ended December 31, 2018 as compared to $2.0 million in the year ended December 31, 2017 and $1.9 million in the year ended December 31, 2016. The decrease in revenue and gross margin in each year is primarily related to the aftermarket sale of 3D glasses.

New Business

Revenue earned from the Company’s new business initiatives was $5.8 million in the year ended December 31, 2018, as compared to $24.5 million in the year ended December 31, 2017 and $0.6 in the year ended December 31, 2016. In the year ended December 31, 2018, revenues were primarily derived from the final contractual payment owed to IMAX related to the previously announced IMAX VR camera, in comparison to 2017 where the revenue generated was primarily from the release of the co-produced television series “Marvel’s Inhumans” in September 2017 and contractual payments relating to progress on the development of an IMAX VR camera.

The gross margin recognized from the new business segment was a loss of $0.4 million in the year ended December 31, 2018 as compared to a loss of $16.2 million in the year ended December 31, 2017 and a loss of $2.2 million in the year ended December 31, 2016. In 2017, the loss in gross margin is primarily due to the “Marvel’s Inhumans” performance as well as the launch of the Company’s first pilot IMAX VR Center in Los Angeles, the opening of five VR Centers in 2017 and the performance of the Company’s other new business initiatives, as compared to the current and prior year comparative periods.

The performance of the new business segment for the year ended December 31, 2017, was mostly driven by the Company’s investment in, and the theatrical premiere of, the television series “Marvel’s Inhumans”. Episodic revenue, cost of revenue and negative gross margin recognized for the year ended December 31, 2017, were $20.4 million, $33.4 million and $13.0 million, respectively.

The Company is evaluating its new business initiatives separately from its core business as the nature of its activities is separate and distinct from its ongoing operations. The Company recognized a net loss from its new business initiatives for the year ended December 31, 2018 of $9.5 million, which includes asset impairment charges of $7.2 million, amortization of $2.5 million, and an equity loss of $0.5 million. In addition, the loss includes selling, general and administrative costs of $0.9 million and research and development costs of $0.4 million. In the prior year comparative period, a net loss of $31.5 million, which includes amortization of $15.4 million, exit costs, restructuring charges and associated impairments of $3.4 million, impairment charges of $13.0 million and an equity loss of $0.7 million. Net loss before tax from its new business initiatives for the year ended December 31, 2016 was $10.9 million, which includes amortization of $0.6 million and an equity loss of $2.3 million.

Other

Film distribution and post-production revenues were $13.0 million in the year ended December 31, 2018, as compared to $13.2 million in the year ended December 31, 2017, primarily due to a decrease in post-production revenue mainly due to work performed on Dunkirk in 2017, partially offset by an increase film distribution revenue from IMAX original films, which includes the release of Pandas in 2018 compared to no new IMAX original films released in 2017. The film distribution and post-production segments gross margin was $1.8 million in the year ended December 31, 2018 as compared to a loss of $1.0 million in the year ended December 31, 2017. The Company reviewed the carrying value of certain documentary film assets as a result of lower than expected revenue being generated during the year and revised expectations for future revenues based on the latest information available. In 2017, an impairment of $5.3 million was recorded based on the carrying value of these documentary films as compared to the related estimated future box office and revenues that would ultimately be generated by these films. There were no such charges in the year ended December 31, 2018.

Film distribution and post-production revenues decreased 6.8% to $13.2 million in 2017 from $14.1 million in 2016, In 2017 revenues from post-production were almost double that of 2016 due to work performed on Dunkirk, which was mostly offset by a decrease in film distribution revenue. The year ended December 31, 2016, also includes the release of two IMAX original productions, A Beautiful Planet and Voyage of Time, whereas no original films were released in 2017. Gross margin was a loss of $1.0 million in 2017 as compared to a loss of $0.2 million in 2016, in each year a charge against film assets of $5.3 and $3.0 million in 2017 and 2016, respectively, was recorded to reflect the carrying value of certain documentary film assets that exceeded the expected revenues generated from estimated future box-office.

Other revenue decreased to $3.1 million in the year ended December 31, 2018, as compared to $4.9 million in the year ended December 31, 2017 and $7.9 million in the year ended December 31, 2016. Other revenue primarily includes revenue generated from the Company’s theater operations and camera rental business. The decrease in revenue is due to both camera and theater operations performance, also one additional owned and operated theater was open in the year ended December 31, 2016.

The gross margin recognized from other revenue was a loss of $0.9 million in the year ended December 31, 2018, as compared to loss of $0.9 million in the year ended December 31, 2017 and positive gross margin of $0.3 million in the year ended December 31, 2016, due to the performance of the owned and operated theaters and the lower revenues from camera rentals as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $117.5 million in 2018, as compared to $109.9 million in 2017 and $124.3 million in 2016. In 2018, the Company invested in and deployed a new global marketing campaign, which increased the marketing expenses as compared to 2017 and 2016. Selling, general and administrative expenses excluding the impact of stock-based compensation were $97.4 million in 2018, as compared to $89.5 million in 2017 and $93.8 million in 2016.

The following reflects the significant items impacting selling, general and administrative expenses for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016	2018 versus 2017		2017 versus 2016
Stock-based compensation	$20,102	$20,393	$30,523	$(291)	(1.4)%	$(10,130)	(33.2)%
Staff costs	59,561	57,766	60,230	1,795	3.1%	(2,464)	(4.1)%
Marketing	11,069	4,364	4,549	6,705	153.6%	(185)	(4.1)%
Foreign exchange loss (gain)	1,705	(954)	859	2,659	(278.7)%	(1,813)	(211.2)%
Other general corporate expenditures	25,040	28,313	28,155	(3,273)	(11.6)%	158	0.6%

Total	$117,477	$109,882	$124,316	$7,594		$(14,434)

Staff costs presented above are related to the Company’s core business and include salaries and benefits.

The Company’s net foreign exchange gains/losses are related to the translation of foreign currency denominated monetary assets and liabilities.

Other general corporate expenditures include professional fees and travel and entertainment. Selling, general and administrative expenses also includes asset impairment charges and write-offs, if any, and miscellaneous items, other than interest.

Research and Development

Research and development expenses decreased to $13.7 million in 2018 compared to $20.9 million in 2017 and $16.3 million in 2016. The decrease is primarily attributable to the lower spending on new business initiatives compared the prior year periods. In 2017 compared to 2016, the incremental costs related to the continued development of the Company’s updated laser-based digital projection system and other new business initiatives, including the development of a VR camera and virtual reality centers.

A significant portion of the Company’s research and development efforts over the past several years have been focused on IMAX with Laser, the Company’s next-generate laser-based projection system, which the Company believes delivers increased resolution, sharper and brighter images, deeper contrast as well as the widest range of colors available to filmmakers today. The Company expects that research and development expense will decrease in 2019, following the initial roll-out of IMAX with Laser.

The Company also intends to continue research and development in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, certifying more IMAX cameras, enhancing the Company’s image quality, expanding the applicability of the Company’s digital technology in both theater and home entertainment, improvements to the DMR process.

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $3.1 million in 2018, as compared to $2.6 million in 2017 and $1.0 million in 2016. The higher charge in 2017 as compared to the current and prior year primarily resulted from the deterioration in the financial condition of certain theater exhibitors and studios.

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

Asset Impairments and Other Charges

In 2017, the Company identified and wrote off $1.2 million related to a certain loan that is no longer considered collectible. No such charge was recognized in the years ended December 31, 2018 and 2016, respectively.

The Company recorded a charge related to property, plant and equipment of $0.1 million and $0.2 million in 2018 and 2016, respectively, reflecting assets that no longer meet the capitalization requirements. No such charge was recorded in the year ended December 31, 2017.

In 2016, the Company recognized a $0.2 million other-than-temporary impairment of its investments as the value is not expected to recover based on the length of time and extent to which the market value has been less than cost. No such charge was recorded in the years ended December 31, 2018 and 2017, respectively.

Interest Income and Expense

Interest income was $1.8 million in 2018, as compared to $1.0 million in 2017 and $1.5 million in 2016.

Interest expense was $2.9 million in 2018, as compared to $1.9 million in 2017 and $1.8 million in 2016. Included in interest expense is the amortization of deferred finance costs in the amount of $1.1 million, $0.6 million and $0.5 million in 2018, 2017 and 2016, respectively. In 2018, the Company also recognized $0.3 million of deferred finance costs relating to the prior Credit Facility written off as a result of the new Credit Facility, and an additional $0.3 million related to the extinguishment of the Playa Vista Loan. Consistent with its historical financial reporting, the Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations rather than income tax expense. In 2018, 2017 and 2016, the Company recovered less than $0.1 million, respectively, in potential interest and penalties associated with its provision for uncertain tax positions. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Legal arbitration award

In the year ended December 31, 2018, the Company recorded a charge of $11.7 million for a legal arbitration award related to one of the Company’s litigation matters from 2006. For additional information, refer to note 14(a) in Item 8 of this 2018 Form 10-K. No such charges were incurred in the prior years.

Executive transition costs

In the year ended December 31, 2018, the Company recognized executive transition costs of $3.0 million associated with the separation of the former CEO of IMAX Entertainment and Senior Executive Vice President of the Company. The costs include $1.9 million of accelerated costs related to retirement benefits which became vested in full. Additional expenses of $1.1 million have been recorded for severance, bonus and stock-based compensation which relate to the exit of the executive and other executives. For additional information, refer to note 23 in Item 8 of this 2018 Form 10-K. No such charges were incurred in the prior years.

Exit costs, restructuring charges and associated impairments

Exit costs, restructuring charges and associated impairments were $9.5 million in the year ended December 31, 2018, for employee severance costs, costs incurred to exit operating lease and asset impairments related to the closure of the Company’s VR locations and write-downs of VR content assets, as compared to $16.2 million in the year ended December 31, 2017 which is comprised of costs incurred to exit an existing operating lease, employee severance costs, costs of consolidating facilities and contract termination costs. No such charges were incurred in the year ended December 31, 2016.

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

As at December 31, 2018, the Company had a gross deferred income tax asset of $31.5 million, against which the Company is carrying a $0.2 million valuation allowance. For the year ended December 31, 2018, the Company recorded an income tax provision of $9.5 million, which included a provision of $0.2 million related to its uncertain tax positions. In addition, included in the provision for income taxes was a $1.2 million provision for tax shortfalls related to stock-based compensation costs recognized in the period

The Company recorded an income tax provision of $16.8 million for 2017, of which $1.4 million is related to an increase in its uncertain tax positions. In addition, included in the provision for income taxes was a $0.6 million provision for tax shortfalls related to stock-based compensation costs recognized in the period, and a $9.3 million charge relating to the re-measurement of the Company’s US deferred tax assets and liabilities given the enactment of the Tax Act.

During the year ended December 31, 2018, after considering all available evidence, both positive (including recent profits, projected future profitability, backlog, carry forward periods for, and utilization of net operating loss carryovers and tax credits, discretionary deductions and other factors) and negative (including cumulative losses in past years and other factors), the Company concluded that the valuation allowance against the Company’s deferred tax assets was adequate. The remaining $0.2 million balance in the valuation allowance as at December 31, 2018 is primarily attributable to certain U.S. state net operating loss carryovers that may expire without being utilized.

The Company’s Chinese subsidiary continues to make inquiries of the Chinese State Administration of Taxation regarding the potential deductibility of certain stock-based compensation for stock options issued by the Chinese subsidiary’s parent company, IMAX China. In addition, Chinese regulatory authorities responsible for capital and exchange controls will need to review and approve the proposed settlement of these transactions before they can be completed. There may be a requirement for future investment of funds into China in order to secure the deduction. Should the Company proceed, any such future investment would come from existing capital invested in the IMAX China group of companies being redeployed amongst the IMAX China group of companies, including the Chinese subsidiary. The Company’s Chinese subsidiary has treated the stock-based compensation as deductible and has set up related deferred tax assets of $1.2 million.

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. At December 31, 2018, the equity method of accounting is being utilized for investments with a total carrying value of $nil (December 31, 2017 — $nil). The Company’s accumulated losses in excess of its equity investment were $1.6 million as at December 31, 2018 and $2.0 million as at December 31, 2017, and are classified in Accrued and other liabilities. For the year ended December 31, 2018, gross revenues, cost of revenue and net loss for these investments were $1.9 million, $3.0 million and $1.8 million, respectively (2017 — $2.5 million, $3.9 million and $2.5 million, respectively; 2016 — $0.6 million, $6.8 million and $6.2 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.5 million for 2018 as compared to $0.7 million in 2017 and $2.3 million in 2016.

Non-Controlling Interests

The Company’s consolidated financial statements include the non-controlling interest in the net income of IMAX China resulting from the IMAX China Investment and the IMAX China IPO as well as the impact of non-controlling interests in its subsidiaries created for the Film Fund and VR Content Fund activity. For the year ended December 31, 2018, the net income attributable to non-controlling interests of the Company’s subsidiaries was $10.8 million (2017 — $10.2 million; 2016 — $10.5 million).

Pension Plan

The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering the Company’s CEO, Mr. Gelfond. As at December 31, 2018, the Company had an unfunded and accrued projected benefit obligation of approximately $18.0 million (December 31, 2017 — $19.0 million) in respect of the SERP.

The components of net periodic benefit cost were as follows:

	Years ended December 31,
	2018	2017	2016
Interest cost	$422	$427	$261

Pension expense	$422	$427	$261

The plan experienced an actuarial gain of $1.4 million during 2018, $1.0 million in 2017, and $0.2 million in 2016 resulting primarily from the continuing change in the Pension Benefit Guaranty Corporation (“PBGC”) published annuity interest rates year-over-year used to determine the lump sum payment under the plan.

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

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at December 31, 2018, the Company had an unfunded benefit obligation of $1.5 million (December 31, 2017 — $1.7 million). For the year ended December 31, 2018 the Company contributed and expensed an aggregate of $0.1 million (2017 — $0.1 million; 2016 — $0.1 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors, upon retirement. As at December 31, 2018, the Company had an unfunded benefit obligation recorded of $0.6 million (December 31, 2017 — $0.7 million). For the year ended December 31, 2018 the Company contributed and expensed an aggregate of less than $0.1 million (2017 — less than $0.1 million; 2016 — $0.1 million).

The Company maintained a Retirement Plan covering Greg Foster, former CEO of IMAX Entertainment and Senior Executive Vice President of the Company. Under the terms of his agreement with the Company, the plan will vest in full if Mr. Foster incurs a separation of service (as defined therein). In the fourth quarter of 2018, Mr. Foster incurred a separation from service, and as such, his Retirement Plan benefits became fully vested as at December 31, 2018 and the accelerated costs were recognized and reflected in the executive transition costs line on the consolidated statement of operations. As at December 31, 2018, the Company had an unfunded benefit obligation recorded of $3.6 million (December 31, 2017 — $1.0 million). Subsequent to year end, the retirement benefit obligation was fully funded. During 2018, the Company expensed an aggregate of $2.6 million (2017 — $0.5 million; 2016 — $0.5 million), of which $0.7 million was recorded in selling, general and administrative expenses as it relates to service performed in 2018, the remaining $1.9 million is recorded in executive transition costs.

Stock-Based Compensation

The Company estimates the fair value of stock option awards on the date of grant using fair value measurement techniques. The fair value of RSU awards is equal to the closing price of the Company’s common stock on the date of grant.

Stock-based compensation expense recognized under FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”) for 2018, 2017 and 2016 was $22.6 million, $23.0 million and $30.5 million, respectively. The following reflects the Company’s stock-based compensation expense recorded to the respective financial statement line items in 2018 and 2017:

	Years ended December 31,
	2018	2017
Cost and expenses applicable to revenues	$1,657	$1,704
Selling, general and administrative expenses	20,102	20,393
Research and development	452	556
Executive transition costs	320	—
Exit costs, restructuring charges and associated impairments	54	357

	$22,585	$23,010

In 2016, all stock-based compensation expense was recorded in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility

On June 28, 2018, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as agent, and a syndicate of lenders party thereto. The Credit Agreement expands the Company’s revolving borrowing capacity from $200.0 million to $300.0 million, and also contains an uncommitted accordion feature allowing the Company to further expand its borrowing capacity to $440.0 million or greater, depending on the mix of revolving and term loans comprising the incremental facility. The new facility (the “Credit Facility”) matures on June 28, 2023.

The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries (the “Guarantors”), and are secured by first-priority security interests in substantially all the assets of the Company and the Guarantors.

The Company used a portion of the proceeds under the facility to repay outstanding term loan debt under the Playa Vista Loan (as defined below) and intends to use the remaining proceeds under the facility to finance ongoing working capital requirements and for other general corporate purposes. The Credit Facility, coupled with recurring cash generated by the Company’s theater network, is expected to provide enhanced flexibility as the Company continues with the global expansion of its business and pursues other avenues to increase shareholder value.

Total amounts drawn and available under the Credit Facility at December 31, 2018 were $40.0 million and $260.0 million, respectively. The effective interest rate for the year ended December 31, 2018 was 3.41%. There were no amounts drawn under the prior Credit Facility.

The Credit Facility requires that the Company maintain a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) as of the last day of any Fiscal Quarter (as defined in the Credit Agreement) of no greater than 3.25:1.00. The Company was in compliance with this requirement at December 31, 2018. The Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) was 0.00:1 as at December 31, 2018, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments, net of up to $75.0 million in unrestricted cash and cash equivalents outside of the People’s Republic of China (“PRC”), and was $nil. Adjusted EBITDA per Credit Facility is calculated as follows:

Adjusted EBITDA per Credit Facility:

(In thousands of U.S. Dollars)
Net income	$33,595
Add (subtract):
Provision for income taxes	9,518
Interest expense, net of interest income	1,072
Depreciation and amortization, including film asset amortization(1)	57,437

EBITDA	$101,622
Stock and other non-cash compensation	23,723
Write-downs, net of recoveries including asset impairments and receivable provisions(1)	5,338
Exit costs, restructuring charges and associated impairments	9,542
Legal arbitration award	11,737
Executive transition costs	2,994
Loss from equity accounted investments	492

Adjusted EBITDA before non-controlling interests	155,448
Adjusted EBITDA attributable to non-controlling interests(2)	(22,220)

Adjusted EBITDA per Credit Facility	$133,228

(1)	Senior Secured Net Leverage Ratio calculated using twelve months ended Adjusted EBITDA per Credit Facility.
(2)	The Adjusted EBITDA per Credit Facility calculation includes the reduction in Adjusted EBITDA per Credit Facility from the Company’s non-controlling interests.

Playa Vista Financing

On July 13, 2018, the Company extinguished the loan agreement between IMAX PV Development Inc., a wholly-owned subsidiary of the Company, and Wells Fargo to principally fund the costs of development and construction of the Company’s West Coast headquarters, located in the Playa Vista neighborhood of Los Angeles, California (the “Playa Vista Loan”) in its entirety by borrowing under its Credit Facility. The Company recognized an expense of $0.3 million related to the extinguishment of the Playa Vista Loan. Total amounts drawn under the Playa Vista Loan as at December 31, 2017 were $25.7 million. Under the Playa Vista Loan, the effective interest rate for December 31, 2018 was 3.87% (December 31, 2017 — 3.14%).

Working Capital Loan

On July 5, 2018, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), the Company’s majority-owned subsidiary in China, entered into an unsecured revolving facility for up to 200.0 million Renminbi (approximately $30.0 million USD) to fund ongoing working capital requirements. The total amounts drawn and available under the working capital loan at December 31, 2018 were nil and 200.0 million Renminbi, respectively.

Letters of Credit and Other Commitments

As at December 31, 2018 and 2017, the Company did not have any letters of credit and advance payment guarantees outstanding under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at December 31, 2018, the Company did not have any letters of credit and advance payment guarantees outstanding under the Bank of Montreal Facility (December 31, 2017 – $nil).

Cash and Cash Equivalents

As at December 31, 2018, the Company’s principal sources of liquidity included cash and cash equivalents of $141.6 million, the Credit Facility, anticipated collection from trade accounts receivable of $93.3 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $28.7 million and payments expected in the next 12 months on existing backlog deals. As at December 31, 2018, the Company had drawn $40.0 million on the Credit Facility (remaining availability of $260.0 million) and has extinguished the Playa Vista Loan. There were no letters of credit and advance payment guarantees outstanding under the Credit Facility and the Bank of Montreal Facility. Cash held outside of North America as at December 31, 2018 was $121.9 million (December 31, 2017 — $119.4 million), of which $54.7 million was held in the People’s Republic of China (“PRC”) (December 31, 2017 — $32.6 million). The Company’s intent is to permanently reinvest these amounts outside of Canada and the Company does not currently anticipate that it will need funds generated from foreign operations to fund North American operations. In the event funds from foreign operations are needed to fund operations in North America and if withholding taxes have not already been previously provided, the Company would be required to accrue and pay these additional withholding tax amounts on repatriation of funds from China to Canada. The Company currently estimates this amount to be $8.4 million.

During the year ended December 31, 2018, the Company used cash of $110.0 million. The Company used cash of $56.9 million to fund capital expenditures, of which $34.8 million was invested in equipment for use in the Company’s joint revenue sharing arrangements with exhibitors. The remaining $22.1 million was used to purchase other intangible assets and to purchase property, plant and equipment. Based on management’s current operating plan for 2019, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements, to fund DMR agreements with studios, and to potentially make share repurchases. Cash flows from joint revenue sharing arrangements are derived from the theater box office and concession revenues and the Company invested directly in the roll out of 72 new theater systems under joint revenue sharing arrangements in the year ending December 31, 2018, which were capitalized by the Company.

In 2017, the Company’s Board of Directors announced a new share repurchase program which authorizes the repurchase of up to $200.0 million of its common shares by June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the year ended December 31, 2018, the Company repurchased 3,436,783 common shares at an average price of $20.78 per share. The retired shares were repurchased for $71.5 million.

The Company’s operating cash flow will be adversely affected if management’s projections of future signings for theater systems and film performance, theater installations and film productions are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A of this 2018 Form 10-K), there is no guarantee that the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures. Based on the Company’s cash flow from operations and facilities, it expects to have sufficient capital and liquidity to fund its operations in the normal course for the next 12 months.

Operating Activities

The Company’s net cash provided by operating activities is affected by a number of factors, including the proceeds associated with new signings of theater system lease and sale agreements during the year, costs associated with contributing systems under joint revenue sharing arrangements, the box-office performance of films distributed by the Company and/or released to IMAX theaters, increases or decreases in the Company’s operating expenses, including research and development and new business initiatives, and the level of cash collections received from its customers.

Cash provided by operating activities amounted to $110.0 million for the year ended December 31, 2018. Changes in other non-cash operating assets as compared to December 31, 2017 include:

•	a decrease of $33.9 million in accounts receivable resulting from cash receipts in the year partially offset by amounts billed;

•

a decrease of $1.3 million in financing receivables primarily due a fluctuation in foreign currency rates and ongoing minimum rent payments received, offset by the installation and recognition of IMAX theater systems under sales or sales-type lease arrangements offset by ongoing minimum rent payments received;

•

an increase of $14.0 million in inventories as the build-up of inventory for future IMAX theater system installations under sales or sales-type lease arrangements exceeded amounts relieved from inventory for systems recognized and service parts used;

•

an increase of $3.1 million in other assets which primarily reflects the increase in variable consideration, due to the adoption of ASC Topic 606 on January 1, 2018, as well as an increase in lease inducements in the year; and

•	an increase of $3.7 million in prepaid expenses due to advance payments related to employee benefits.

Changes in other operating liabilities as compared to December 31, 2017 include: a decrease in deferred revenue of $6.5 million related to backlog payments received in the current period, a net decrease of $3.3 million in accrued liabilities, offset by amount relieved from deferred revenue related to theater system installations; a net increase in accounts payable of $7.7 million, both of which are due to normal operational activity.

Investing Activities

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, other intangible assets and investments in film assets were $80.1 million in 2018 as compared to $106.6 million in 2017. The Company expects its investment in capital expenditures to remain fairly consistent as the nature of these cash outlays in particular, joint revenue sharing arrangements and film assets, exist to strengthen operational performances.

Net cash used in investing activities amounted to $56.9 million in the year ended December 31, 2018, which includes an investment in joint revenue sharing equipment of $34.8 million, purchases of $13.4 million in property, plant and equipment and an investment in other intangible assets of $8.7 million, which primarily consists of $4.8 million related to acquired intellectual property related to its laser manufacturing process, and $2.8 million related to expanding the functionality of the Company’s internal use software.

Financing Activities

Net cash used in financing activities in the year ended December 31, 2018 amounted to $70.9 million as compared to $57.5 million in the year ended December 31, 2017.

In the year ended December 31, 2018, the Company borrowed $65.0 million from the Company’s new Credit Facility, which is offset by repayments made of $50.7 million under its new Credit Facility and the Playa Vista Loan and paid $1.9 million in fees related to its new Credit Facility.

In addition, the Company paid $71.5 million for the repurchase of common shares under the Company’s share repurchase program, $6.1 million for the repurchase of common shares under the IMAX China share repurchase program, $6.2 million to purchase treasury stock for the settlement of restricted share units and options and $1.4 million of taxes withheld and paid on vested employee stock option awards. The Company also paid $6.9 million in dividends to the non-controlling interest shareholders of IMAX China. These cash outlays were offset by $7.8 million received from third party capital contributions to the Original Film Fund and the VR Fund and $1.0 million received from the issuance of common shares resulting from stock option exercises.

Prior Year Cash Flow Activities

Net cash provided by operating activities amounted to $85.4 million in the year ended December 31, 2017. Changes in other non-cash operating assets as compared to 2016 included: an increase of $37.8 million in accounts receivable; an increase of $7.3 million in financing receivables; a decrease of $10.8 million in inventories; an increase of $0.9 million in prepaid expenses; and an increase of $0.5 million in other assets which includes an increase of $0.1 million in prepaid tax and an increase of $0.5 million in other assets which reflect a change in commissions and other deferred selling expenses. Changes in other operating liabilities as compared to December 31, 2016 included: a net increase in deferred revenue of $22.9 million related to backlog payments received in the period, offset by amount relieved from deferred revenue related to theater system installations; a net increase in accounts payable of $4.2 million; and a net decrease of $0.6 million in accrued liabilities.

Net cash used in investing activities amounted to $73.6 million in 2017, which included purchases of $24.1 million in property, plant and equipment, an investment in joint revenue sharing equipment of $42.6 million, an investment in new business ventures of $1.6 million and an investment in other intangible assets of $5.2 million.

Net cash provided by financing activities in 2017 amounted to $57.5 million as compared to cash used in financing activities of $125.8 million in 2016. In 2017, the Company paid $46.1 million for the repurchase of common shares under the Company’s share repurchase program and $25.5 million to purchase treasury stock for the settlement of restricted share units and options. In addition, the Company made $2.0 million in repayments under the Playa Vista Loan. These cash outlays were offset by $16.7 million received from the issuance of common shares resulting from stock option exercises, and $0.6 million of taxes withheld and paid on vested employee stock awards.

Capital expenditures including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, net of sales proceeds, other intangible assets and investments in film assets were $106.6 million in the year ended December 31, 2017.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as at December 31, 2018 are as follows:

	Payments Due by Fiscal Year
(In thousands of U.S. Dollars)	Total Obligations	1 year	> 1 - 3 years	> 3 - 5 years	Thereafter
Purchase obligations(1)	$55,279	$52,181	$3,098	$—	$—
Pension obligations(2)	18,831	—	18,831	—	—
Operating lease obligations(3)	22,387	3,847	5,281	3,602	9,657
Credit Facility(4)	40,000	—	—	40,000	—
Postretirement benefits obligations	3,226	1,215	257	253	1,501

	$139,723	$57,243	$27,467	$43,855	$11,158

(1)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
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

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering Mr. Gelfond. As at December 31, 2018, the Company had an unfunded and accrued projected benefit obligation of approximately $18.0 million (December 31, 2017 — $19.0 million) in respect of the SERP.

Pursuant to an employment agreement dated November 8, 2016, the term of Mr. Gelfond’s employment was extended through December 31, 2019, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating his entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at December 31, 2018, the Company had an unfunded benefit obligation of $1.5 million (December 31, 2017 — $1.7 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors, upon retirement. As at December 31, 2018, the Company had an unfunded benefit obligation of $0.6 million (December 31, 2017 — $0.7 million).

The Company maintained a Retirement Plan covering Greg Foster, former CEO of IMAX Entertainment and Senior Executive Vice President of the Company. Under the terms of his agreement with the Company, the plan will vest in full if Mr. Foster incurs a separation of service (as defined therein). In the fourth quarter of 2018, Mr. Foster incurred a separation from service, and as such, his Retirement Plan benefits became fully vested as at December 31, 2018 and the accelerated costs were recognized and reflected in the executive transition costs line on the consolidated statement of operations. As at December 31, 2018, the Company had an unfunded benefit obligation recorded of $3.6 million (December 31, 2017 — $1.0 million). Subsequent to year end, the retirement benefit obligation was fully funded. During 2018, the Company expensed an aggregate of $2.6 million (2017 — $0.5 million; 2016 — $0.5 million), of which $0.7 million was recorded in selling, general and administrative expenses as it relates to service performed in 2018, the remaining $1.9 million is recorded in executive transition costs.

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In addition, IMAX films generate box office in 80 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. dollar could have an impact on the Company’s reported gross box office and revenues. The Company has incoming cash flows from its revenue generating theaters and ongoing operating expenses in China through its majority-owned subsidiary IMAX (Shanghai) Multimedia Technology Co., Ltd. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net Renminbi and Japanese Yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Renminbi, Japanese Yen, Euros and Canadian dollars.

The Company manages its exposure to foreign exchange rate risks through the Company’s regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

Certain of the Company’s subsidiaries held approximately 375.7 million Renminbi ($54.7 million U.S. dollars) in cash and cash equivalents as at December 31, 2018 (December 31, 2017 — 213.0 million Renminbi or $32.6 million U.S. dollars) and are required to transact locally in Renminbi. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the China government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements.

For the year ended December 31, 2018, the Company recorded a foreign exchange net loss of $1.7 million as compared to a foreign exchange net gain of $1.0 million in 2017, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2019 and 2020. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statements of operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. All foreign currency forward contracts held by the Company as at December 31, 2018, are designated and qualify as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with selling, general and administrative expenses and capital expenditures. For foreign currency cash flow hedging instruments related to selling, general and administrative expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statements of operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to capital expenditures, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to property, plant and equipment on the balance sheet when the forecasted transaction occurs. The notional value of foreign currency hedging instruments at December 31, 2018 was $50.8 million (December 31, 2017 — $35.2 million). A loss of $2.2 million was recorded to Other Comprehensive Income with respect to the depreciation/appreciation in the value of these contracts in 2018 (2017 — gain of $2.5 million). A gain of $0.4 million was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses in 2018 (2017 — gain of $0.8 million).

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

At December 31, 2018, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros translated into U.S. dollars was $89.3 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2018, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $8.9 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at December 31, 2018, the potential change in the amount of selling, general, and administrative expenses would be $0.3 million.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at December 31, 2018, the Company had drawn down $40.0 million on its Credit Facility (December 31, 2017 — $nil).

As at December 31, 2018, the Company has extinguished the Playa Vista Loan (December 31, 2017 — $25.7 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in LIBOR. The Company had variable rate debt instruments representing 14.6% and 9.8% of its total liabilities at December 31, 2018 and 2017, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately $0.2 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at December 31, 2018.

Item 8. Financial Statements and Supplementary Data

************

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of IMAX Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of IMAX Corporation and its subsidiaries, (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and the schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018, appearing on page 147 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 3 and 4 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers and the manner in which it presents and discloses certain net periodic pension and postretirement benefit costs in the Company’s consolidated statements of operations in 2018.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of this Annual Report on Form 10-K. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada

February 26, 2019

We have served as the Company’s auditor since 1987, which includes periods before the entity became subject to SEC reporting requirements.

IMAX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

	As at December 31,
	2018	2017
Assets
Cash and cash equivalents	$141,590	$158,725
Accounts receivable, net of allowance for doubtful accounts of $3,174 (December 31, 2017 — $1,613)	93,309	130,546
Financing receivables, net of allowance for uncollectible amounts (notes 5 and 20(c))	127,432	129,494
Inventories (note 6)	44,560	30,788
Prepaid expenses	10,294	7,549
Film assets (note 7)	16,367	5,026
Property, plant and equipment (note 8)	280,658	276,781
Other assets (notes 9 and 20(e))	55,004	26,757
Deferred income taxes (note 10)	31,264	30,708
Other intangible assets (note 11)	34,095	31,211
Goodwill	39,027	39,027

Total assets	$873,600	$866,612

Liabilities
Bank indebtedness (note 12)	$37,753	$25,357
Accounts payable	32,057	24,235
Accrued and other liabilities (notes 7, 13, 14, 15(c), 20(b), 20(d), 21 and 24)	97,724	100,140
Deferred revenue	106,709	113,270

Total liabilities	274,243	263,002

Commitments and contingencies (notes 13 and 14)
Non-controlling interests (note 22)	6,439	1,353

Shareholders’ equity
Capital stock (note 15) common shares — no par value. Authorized — unlimited number. 61,478,168 — issued and 61,433,589 — outstanding (December 31, 2017 — 64,902,201 — issued and 64,695,550 — outstanding)	422,455	445,797
Less: Treasury stock, 44,579 shares at cost (December 31, 2017 — 206,651)	(916)	(5,133)
Other equity	179,595	175,300
Accumulated deficit	(85,385)	(87,592)
Accumulated other comprehensive loss	(3,588)	(626)

Total shareholders’ equity attributable to common shareholders	512,161	527,746
Non-controlling interests (note 22)	80,757	74,511

Total shareholders’ equity	592,918	602,257

Total liabilities and shareholders’ equity	$873,600	$866,612

Subsequent event (note 22)

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues
Equipment and product sales (note 16(c))	$106,591	$103,294	$122,382
Services (note 16(c))	181,740	195,594	166,862
Rentals (note 16(c))	74,472	72,281	77,315
Finance income	11,598	9,598	9,500
Other (note 16(a))	—	—	1,275

	374,401	380,767	377,334

Costs and expenses applicable to revenues (note 2(m))
Equipment and product sales	54,853	48,172	69,680
Services (note 16(c))	84,236	120,629	83,780
Rentals	27,383	26,720	21,086
Other	—	—	110

	166,472	195,521	174,656

Gross margin	207,929	185,246	202,678
Selling, general and administrative expenses (note 15(c))	117,477	109,882	124,316
Research and development	13,728	20,855	16,315
Amortization of intangibles	4,145	3,019	2,079
Receivable provisions, net of recoveries (note 17)	3,130	2,647	954
Asset impairments (notes 8 and 20(e))	—	1,225	417
Legal arbitration award (note 14)	11,737	—	—
Executive transition costs (note 23)	2,994	—	—
Exit costs, restructuring charges and associated impairments (note 24)	9,542	16,174	—

Income from operations	45,176	31,444	58,597
Retirement benefits non-service expense (note 21)	(499)	(518)	(429)
Interest income	1,844	1,027	1,490
Interest expense	(2,916)	(1,942)	(1,805)

Income from operations before income taxes	43,605	30,011	57,853
Provision for income taxes (note 10)	(9,518)	(16,790)	(16,212)
Loss from equity-accounted investments, net of tax	(492)	(703)	(2,321)

Net income	33,595	12,518	39,320
Less: net income attributable to non-controlling interests (note 22)	(10,751)	(10,174)	(10,532)

Net income attributable to common shareholders	$22,844	$2,344	$28,788

Net income per share attributable to common shareholders—basic and diluted: (note 15(d))
Net income per share — basic	$0.36	$0.04	$0.43

Net income per share — diluted	$0.36	$0.04	$0.42

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

	Years Ended December 31,
	2018	2017	2016
Net income	$33,595	$12,518	$39,320

Unrealized defined benefit plan actuarial gain (note 21(a))	1,448	1,004	159
Unrealized postretirement benefit plans actuarial gain (notes 21(c) and 21(d))	85	125	184
Amortization of postretirement benefit plan actuarial loss (note 21(c))	—	—	69
Unrealized net (loss) gain from cash flow hedging instruments (note 20(d))	(2,219)	2,545	1,049
Realization of cash flow hedging net (gain) loss upon settlement (note 20(d))	(408)	(824)	3,078
Foreign currency translation adjustments (note 2)	(3,170)	3,618	(2,851)

Other comprehensive (loss) income, before tax	(4,264)	6,468	1,688
Income tax recovery (expense) related to other comprehensive (loss) income (note 10(h))	286	(746)	(1,180)

Other comprehensive (loss) income, net of tax	(3,978)	5,722	508

Comprehensive income	29,617	18,240	39,828
Less: Comprehensive income attributable to non-controlling interests	(9,735)	(11,322)	(8,797)

Comprehensive income attributable to common shareholders	$19,882	$6,918	$31,031

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Years Ended December 31,
	2018	2017	2016
Cash provided by (used in):
Operating Activities
Net income	$33,595	$12,518	$39,320
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization (notes 18(c) and 19(a))	57,437	66,807	46,485
Write-downs, net of recoveries (notes 18(d) and 19(a))	11,770	29,568	5,940
Change in deferred income taxes	(6,923)	(4,017)	4,940
Stock and other non-cash compensation	23,723	24,075	31,586
Unrealized foreign currency exchange loss (gain)	631	(502)	462
Loss from equity-accounted investments	95	306	2,685
Gain (loss) on non-cash contribution to equity-accounted investees	397	397	(364)
Investment in film assets	(23,200)	(34,645)	(22,308)
Changes in other non-cash operating assets and liabilities (note 18(a))	12,447	(9,141)	(30,874)

Net cash provided by operating activities	109,972	85,366	77,872

Investing Activities
Purchase of property, plant and equipment	(13,368)	(24,143)	(15,278)
Investment in joint revenue sharing equipment	(34,810)	(42,634)	(42,910)
Investment in new business ventures	—	(1,606)	(1,911)
Acquisition of other intangible assets	(8,696)	(5,214)	(4,787)

Net cash used in investing activities	(56,874)	(73,597)	(64,886)

Financing Activities
Increase in bank indebtedness (note 12)	65,000	—	—
Repayment of bank indebtedness (note 12)	(50,667)	(2,000)	(2,000)
Repurchase of common shares (note 15)	(71,479)	(46,140)	(116,518)
Repurchase of common shares, IMAX China (note 15)	(6,084)	—	—
Settlement of restricted share units and options	(916)	(20,331)	(17,889)
Common shares issued—stock options exercised	1,017	16,668	13,113
Treasury stock repurchased for future settlement of restricted share units	(5,249)	(5,133)	(1,996)
Taxes withheld and paid on employee stock awards vested	(1,437)	(600)	(528)
Issuance of subsidiary shares to non-controlling interests	7,796	—	2,479
Dividends paid to non-controlling interests	(6,934)	—	—
Credit facility amendment fees paid	(1,909)	—	—
Taxes paid on secondary sales and repatriation dividend	—	—	(2,443)

Net cash used in financing activities	(70,862)	(57,536)	(125,782)

Effects of exchange rate changes on cash	629	(267)	106

Decrease in cash and cash equivalents during year	(17,135)	(46,034)	(112,690)
Cash and cash equivalents, beginning of year	158,725	204,759	317,449

Cash and cash equivalents, end of year	$141,590	$158,725	$204,759

(the accompanying notes are an integral part of these consolidated financial statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars)

	Years Ended December 31,
	2018	2017	2016
Adjustments to capital stock:
Balance, beginning of period	$440,664	$437,274	$448,310
Average carrying value of repurchased and retired common shares	(23,629)	(11,884)	(24,865)
Change in shares held in treasury	4,216	(3,194)	(1,939)
Fair value of stock options exercised at the grant date	70	3,542	3,139
Employee stock options exercised	218	14,652	11,431
Issuance of common shares for vested restricted share units	—	274	1,198

Balance, end of period	421,539	440,664	437,274

Adjustments to other equity:
Balance, beginning of period	175,300	177,304	163,094
Retrospective adoption of ASC Topic 718, Stock compensation, forfeiture rates	—	—	5,331
Paid-in-capital for employee stock options granted	5,907	5,496	13,766
Paid-in-capital for restricted share units granted	16,325	17,157	16,493
Paid-in-capital for restricted share units vested	(12,582)	(14,756)	(14,731)
Cash received from the issuance of common shares in excess of par value	799	2,017	1,684
Fair value of stock options exercised at the grant date	(70)	(3,542)	(3,139)
Paid-in-capital for non-employee stock options granted	—	17	30
Stock option exercised from treasury shares purchased on open market	—	(8,393)	(5,224)
Common shares repurchased, IMAX China	(6,084)	—	—

Balance, end of period	179,595	175,300	177,304

Adjustments to accumulated deficit:
Balance, beginning of period	(87,592)	(47,366)	19,930
Retrospective adoption of ASC Topic 606, Revenue from Contracts with Customers	27,213	—	—
Retrospective adoption of ASC Topic 740, Intra-entity transfers	—	(8,314)	—
Retrospective adoption of ASC Topic 718, Stock compensation, forfeiture rates	—	—	(4,431)
Net income attributable to common shareholders	22,844	2,344	28,788
Common shares repurchased and retired	(47,850)	(34,256)	(91,653)

Balance, end of period	(85,385)	(87,592)	(47,366)

Adjustments to accumulated other comprehensive loss:
Balance, beginning of period	(626)	(5,200)	(7,443)
Other comprehensive (loss) income, net of tax	(2,962)	4,574	2,243

Balance, end of period	(3,588)	(626)	(5,200)

Adjustments to non-controlling interests:
Balance, beginning of period	74,511	59,562	49,959
Retrospective adoption of ASC Topic 606, Revenue from Contracts with Customers	735	—	—
Net income attributable to non-controlling interests	13,461	13,801	11,338
Other comprehensive (loss) income, net of tax	(1,016)	1,148	(1,735)
Dividends paid to non-controlling shareholders	(6,934)	—	—

Balance, end of period	80,757	74,511	59,562

Total Shareholders’ Equity	$592,918	$602,257	$621,574

Common shares issued and outstanding:
Balance, beginning of period	64,695,550	66,159,902	69,673,244
Employee stock options exercised	12,750	405,229	347,814
Restricted share units vested (net of shares withheld for tax)	—	7,127	52,631
Restricted share units and stock option exercises settled from treasury shares purchased on open market	206,651	66,093	—
Repurchase of common shares	(3,436,783)	(1,736,150)	(3,849,222)
Shares held in treasury	(44,579)	(206,651)	(64,565)

Balance, end of period	61,433,589	64,695,550	66,159,902

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

1. Description of the Business

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), is an entertainment technology company specializing in digital and film-based motion picture technologies, whose principal activities are the:

•

design, manufacture, sale and lease of proprietary theater systems for IMAX theaters principally owned and operated by commercial and institutional customers located in 80 countries as at December 31, 2018;

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

The Company’s finance income represents interest income and accretion of variable consideration arising from the sales-type leases and financed sales of the Company’s theater systems.

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

The Company has 10 film and content related companies that are VIEs. For five of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. The majority of these consolidated assets are held by the IMAX Original Film Fund (the “Original Film Fund”) and the virtual reality fund (the “VR Fund”) as described in note 22(b). For the other five film production companies which are VIEs, the Company did not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company equity accounts for these entities. A loss in value of an investment other than a temporary decline is recognized as a charge to the consolidated statements of operations.

Total assets and liabilities of the Company’s consolidated VIEs are as follows:

	December 31,	December 31,
	2018	2017
Total assets	$12,203	$7,539
Total liabilities	11,573	7,178

Total assets and liabilities of the VIE entities which the Company does not consolidate are as follows:

	December 31,	December 31,
	2018	2017
Total assets	$447	$448
Total liabilities	362	388

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

(b) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be materially different from these estimates. Significant estimates made by management include, but are not limited to: estimated transaction price related to distinct performance obligations; residual values of leased theater systems; economic lives of leased assets; allowances for potential uncollectability of accounts receivable, financing receivables and net investment in leases; provisions for inventory obsolescence; ultimate revenues for film assets; impairment provisions for film assets, long-lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; pension plan assumptions; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and, estimates of the fair value of stock-based payment awards.

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

Once a net investment in lease or financing receivable is considered impaired, the Company does not recognize finance income until the collectability issues are resolved. When finance income is not recognized, any payments received are applied against outstanding gross minimum lease amounts receivable or gross receivables from financed sales. Once the collectability issues are resolved, the Company will once again commence the recognition of interest income.

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

Equipment and components allocated to be used in future operating leases and joint revenue sharing arrangements, as well as direct labor costs and an allocation of direct production costs, are included in assets under construction until such equipment is installed and in working condition, at which time the equipment is depreciated on a straight-line basis over the lesser of the term of the joint revenue sharing arrangement and the equipment’s anticipated useful life. The estimated useful life is periodically reviewed for the equipment and components used in joint revenue sharing arrangements to determine if any adjustments need to be made to the current amortization.

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

When no amounts have been drawn down on the related debt instrument, the costs of debt financing are deferred and amortized over the term of the debt using the effective interest rate method. When amounts are drawn on the debt instrument, the deferred financing fees are reclassed to net against the outstanding debt amount and amortized over the life of the debt instrument and recognized in interest expense.

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

(m) Revenue Recognition

Contracts with Multiple Performance Obligations

The Company’s revenue arrangements with certain customers may involve performance obligations consisting of the delivery of a theater system (projector, sound system, screen system and, if applicable, 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation, and projectionist training; a license to use the IMAX brand; 3D glasses; maintenance and extended warranty services; and licensing of films. The Company evaluates all of the performance obligations in an arrangement to determine which are considered distinct, either individually or in a group, for accounting purposes and which of the deliverables represent separate units of accounting based on the applicable accounting guidance in the Leases Topic of the FASB ASC; the Guarantees Topic of the FASB ASC; and the Revenue Recognition Topic of the FASB. If separate units of accounting are either required under the relevant accounting standards or determined to be applicable under the Revenue Recognition Topic, the total transaction price received or receivable in the arrangement is allocated based on the applicable guidance in the above noted standards.

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

The Company’s System Obligation arrangements involve either a lease or a sale of the theater system. The transaction price for the System Obligation, other than for those delivered pursuant to joint revenue sharing arrangements, consist of upfront or initial payments made before and after the final installation of the theater system equipment and ongoing payments throughout the term of the lease or over a period of time, as specified in the arrangement. The ongoing payments are the greater of an annual fixed minimum amount or a certain percentage of the theater box-office. Amounts received in excess of the annual fixed minimum amounts are considered contingent payments. The Company’s arrangements are non-cancellable, unless the Company fails to perform its obligations. In the absence of a material default by the Company, there is no right to any remedy for the customer under the Company’s arrangements. If a material default by the Company exists, the customer has the right to terminate the arrangement and seek a refund only if the customer provides notice to the Company of a material default and only if the Company does not cure the default within a specified period.

Transaction price is allocated to each unit of accounting based on the unit’s relative selling prices. The Company uses vender-specific objective evidence of selling price (VSOE) when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. VSOE is established for the Company’s System Obligation, maintenance and extended warranty services and film license arrangements. The Company uses a best estimate of selling price (BESP) for units of accounting that do not have VSOE or third-party evidence of selling price. The Company determines BESP for a deliverable by considering multiple factors including the Company’s historical pricing practices, product class, market competition and geography.

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

The Company has also agreed, on occasion, to sell equipment under lease or at the end of a lease term. Transaction price agreed to for these lease buyouts is included in revenues from equipment and product sales.

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

Finance Income

Finance income, which includes the accretion of variable consideration under ASC Topic 606, is recognized over the term of the sales-type lease or financed sales receivable, provided collectability is reasonably assured. Finance income recognition ceases when the Company determines that the associated receivable is not collectible.

Finance income is suspended when the Company identifies a theater that is delinquent, non-responsive or not negotiating in good faith with the Company. Once the collectability issues are resolved the Company will resume recognition of finance income.

Improvements and Modifications

Improvements and modifications to the theater system after installation are treated as separate performance obligations, if and when the Company is requested to perform these services. Revenue is recognized for these services once they have been provided.

Cost of Equipment and Product Sales

Theater systems and other equipment subject to sales-type leases and sales arrangements includes the cost of the equipment and costs related to project management, design, delivery and installation supervision services as applicable. The costs related to theater systems under sales and sales-type lease arrangements are relieved from inventory to costs and expenses applicable to revenues-equipment and product sales when revenue recognition criteria are met. In addition, the Company defers direct selling costs such as sales commissions and other amounts related to these contracts until the related revenue is recognized. These costs included in costs and expenses applicable to revenues-equipment and product sales, totaled $2.0 million in 2018 (2017 — $2.7 million; 2016 — $3.3 million). The cost of equipment and product sales prior to direct selling costs was $52.9 million in 2018 (2017 — $45.5 million; 2016 — $66.5 million). The Company may have warranty obligations at or after the time revenue is recognized which require replacement of certain parts that do not affect the functionality of the theater system or services. The costs for warranty obligations for known issues are accrued as charges to costs and expenses applicable to revenues-equipment and product sales at the time revenue is recognized based on the Company’s past historical experience and cost estimates.

Cost of Rentals

For theater systems and other equipment subject to an operating lease or placed in a theater operators’ venue under a joint revenue sharing arrangement, the cost of equipment and those costs that result directly from and are essential to the arrangement, is included within property, plant and equipment. Depreciation and impairment losses, if any, are included in cost of rentals based on the accounting policy set out in note 2(g). After the adoption of FASB ASC Topic 606, commissions continue to be deferred and recognized as costs and expenses applicable to revenues-rentals in the month they are earned, which is typically the month of installation. These costs totaled $0.9 million in 2018 (2017 — $1.6 million; 2016 — $1.8 million). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to revenues-rentals as incurred. These costs totaled $2.1 million in 2018 (2017 — $2.6 million; 2016 — $0.9 million).

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

Maintenance and Extended Warranty Services

Maintenance and extended warranty services may be provided under an arrangement with multiple performance obligations or as a separately priced contract. Revenues related to these services are deferred and recognized on a straight-line basis over the contract period and are recognized in Services revenues. Maintenance and extended warranty services includes maintenance of the customer’s equipment and replacement parts. Under certain maintenance arrangements, maintenance services may include additional training services to the customer’s technicians. All costs associated with this maintenance and extended warranty program are expensed as incurred. A loss on maintenance and extended warranty services is recognized if the expected cost of providing the services under the contracts exceeds the related deferred revenue. As the maintenance services are a stand ready obligation with the cost of providing the service expected to increase throughout the term, revenue is recognized over the term of the arrangement such that increased amounts are recognized in later periods.

Film Production and IMAX DMR Services

In certain film arrangements, the Company produces a film financed by third parties whereby the third party retains the copyright and the Company obtains exclusive distribution rights. Under these arrangements, the Company is entitled to receive a fixed fee or to retain as a fee the excess of funding over cost of production (the “production fee”). The third parties receive a portion of the revenues received by the Company from distributing the film, which is charged to costs and expenses applicable to revenues-services. The production fees are deferred, and recognized as a reduction in the cost of the film based on the ratio of the Company’s distribution revenues recognized in the current period to the ultimate distribution revenues expected from the film. Film exploitation costs, including advertising and marketing totaled $16.5 million in 2018 (2017 — $15.4 million; 2016 — $17.5 million) and are recorded in costs and expenses applicable to revenues-services as incurred.

Revenue from film production services where the Company does not hold the associated distribution rights are recognized in Services revenues when performance obligations associated with the contractual service are satisfied.

Revenues from digitally re-mastering (IMAX DMR) films where third parties own or hold the copyrights and the rights to distribute the film are derived in the form of processing fees and recoupments calculated as a percentage of box-office receipts generated from the re-mastered films. Processing fees are recognized as Services revenues when the performance obligations of the related re-mastering service are satisfied. Recoupments, calculated as a percentage of box-office receipts, are recognized as Services revenue when box-office receipts are reported by the third party that owns or holds the related film rights.

Losses on film production and IMAX DMR services are recognized as costs and expenses applicable to revenues-services in the period when it is determined that the Company’s estimate of total revenues to be realized by the Company will not exceed estimated total production costs to be expended on the film production and the cost of IMAX DMR services.

Film Distribution

Revenue from the licensing of films is recognized in Services revenues when all performance obligations have been satisfied, which includes the completion and delivery of the film and the commencement of the license period. When license fees are based on a percentage of box-office receipts, revenue is recognized when box-office receipts are reported by exhibitors. Film exploitation costs, including advertising and marketing, totaled an expense of $2.2 million in 2018 (2017 — recovery of $0.7 million; 2016 — expense of $2.2 million) and are recorded in costs and expenses applicable to revenues-services as incurred.

Film Post-Production Services

Revenues from post-production film services are recognized in Services revenues when performance of the contracted services are satisfied.

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

(q) Pension Plans and Postretirement Benefits

The Company has a defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”). As the Company’s SERP is unfunded, as at December 31, 2018, a liability is recognized for the projected benefit obligation.

Assumptions used in computing the defined benefit obligations are reviewed annually by management in consultation with its actuaries and adjusted for current conditions. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefits cost are recognized as a component of other comprehensive income. Amounts recognized in accumulated other comprehensive income including unrecognized actuarial gains or losses and prior service costs are adjusted as they are subsequently recognized in the consolidated statement of operations as components of net periodic benefit cost. Prior service costs resulting from the pension plan inception or amendments are amortized over the expected future service life of the employees, cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation are amortized over the expected average remaining service life of the employees, and current service costs are expensed when earned. The remaining weighted average future service life of the employee used in computing the defined benefit obligation for the year ended December 31, 2018 was 1.0 year.

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

(r) Guarantees

The FASB ASC Guarantees Topic requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. Disclosures as required under the accounting guidance have been included in note 14(f).

3. New Accounting Standards and Accounting Changes

Adoption of New Accounting Policies

The Company adopted several standards on January 1, 2018, which are effective for annual periods ending after December 31, 2017, and for annual and interim periods thereafter, which did not have a material impact on its consolidated financial statements.

In 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC Topic 606”). The Company adopted ASU 2014-09 and several associated ASUs on January 1, 2018. See note 4 for a further discussion of the Company’s adoption of ASC Topic 606, including its 2018 operating results under the new standard.

In March 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changed certain presentation and disclosure requirements for employers that sponsor defined benefit pension and PRB plans” (“ASU 2017-07”). The new standard required the service cost component of the net benefit cost to be in the same line item as other compensation in operating income and the other components of net benefit cost to be presented outside of operating income on a retrospective basis. The new standard was effective for fiscal years beginning after December 15, 2017. The Company has adopted this standard in January of 2018 on a retrospective basis for the presentation of the reclassification of the other components of the net benefit cost to retirement benefits non-service expense within income from operations before income taxes. For details regarding the components of net periodic pension costs, please refer to note 21.

Recently Issued FASB Accounting Standard Codification Updates

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASC Topic 842 was subsequently amended by ASU No. 2017-13, “Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments” (“ASU 2017-13”); ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”); ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”); ASU No. 2018-11, “Targeted Improvements” (“ASU 2018-11”); and ASU No. 2018-20, “Narrow-Scope Improvements for Lessors” (“ASU 2018-20”). The purpose of the amendments is to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. New disclosures will include qualitative and quantitative requirements to provide additional information about the amounts recorded in the financial statements. Lessor accounting will remain largely unchanged from current guidance; however, ASC Topic 842 will provide improvements that are intended to align lessor accounting with the lessee model and with updated revenue recognition guidance.

The new standards are effective for the Company on January 1, 2019, with early adoption permitted. As a lessor, the Company has a significant portion of its revenue derived from leases, including its joint revenue sharing arrangements, and does not expect ASC Topic 842 to have a material effect on its financial statements.

The Company has inventoried its leases and continues to review its arrangements to identify any implied leases. The Company as a lessee, has entered into several leases that under ASC Topic 840 are considered operating leases and will continue to be classified as such under ASC Topic 842. The Company’s leases are primarily facility leases with various terms remaining. The Company is in the process of determining the rates to be used to discount its future performance obligation liabilities. Since these leases will continue to be operating leases, the Company does not anticipate a significant impact to its consolidated Statement of Operations.

ASC Topic 842 requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard requires a lessee to recognize a right-of-use (“ROU”) asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted the new standards on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company will adopt the new standards on January 1, 2019 and use the effective date as its date of initial application and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Prior period financial information will not be adjusted.

The new standards also provide several optional practical expedients in transition. The company has elected the ‘package of practical expedients’, which permits an entity not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company will not elect the use-of hindsight or the practical expedient pertaining to land easements. As a lessee, the Company expects that this standard will not have a material effect on our financial statements. While it continues to assess all the effects of adoption, it currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on its balance sheet for its various office facility operating leases; and providing significant new disclosures about its leasing activities. The Company does not expect a significant change in its leasing activities between now and adoption. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company has elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, it will not recognize ROU assets or lease liabilities. The Company will also elect the practical expedient to not separate lease and non-lease components for all of its leases where the Company is both the lessee and the lessor.

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

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815)”. The purpose of the amendment is to better align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. For public entities, the amendments in ASU 2017-12 are effective for interim and annual reporting periods beginning after December 15, 2018. The Company will adopt this standard in January 2019 and is not expected to have a material impact on the Company’s consolidated financial statements.

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. Accounting standards updates that are not noted above were assessed and determined to be not applicable or not significant to the Company’s consolidated financial statements for the period ended December 31, 2018.

4. Adoption of ASC Topic 606, Revenue from Contracts with Customers, effective January 1, 2018

As discussed in note 3, in 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. Several ASUs have been issued since the issuance of ASU 2014-09. These ASUs, which modify certain sections of ASU 2014-09 are intended to promote a more consistent interpretation and application of the principles outlined in the standard.

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

The Company’s revenues from the sales of projection systems, provision of maintenance services, sale of aftermarket 3D glasses and parts, conversion of film content into the IMAX DMR format, distribution of documentary film content and the provision of post-production services are within the scope of the standard. The Company’s joint revenue sharing revenue arrangements, with the exception of those where the title transfers to the customer prior to recognition of the system revenue (hybrid sales arrangements), are not in scope of the standard due to their classification as leases. Similarly, any system revenue transactions classified as sales-type leases are excluded from the provisions of the new standard.

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

The new standard requires the Company to estimate the transaction price, including an estimate of future variable consideration, received in exchange for the goods delivered or services rendered. Certain of the Company’s revenue streams will be impacted by the variable consideration provisions of the new standard. The arrangements for the sale of projection systems include indexed minimum payment increases over the term of the arrangement, as well as provision for additional payments in excess of the minimum agreed payments in situations where the theater exceeds certain box office thresholds. Both of these contract provisions constitute variable consideration under the new standard that, subject to constraints to ensure reversal of revenues do not occur, require estimation and recognition upon transfer of control of the System Obligation to the customer, which is at the earlier of client acceptance of the installation of the system, including projectionist training, and the theater’s opening to the public. As this variable consideration extends through the entire term of the arrangement, which typically last 10 years, the Company applies constraints to its estimates and recognizes the variable consideration on a discounted present value basis at recognition. Under the previous standard, these amounts were recognized as reported by exhibitors (or customers) in future periods.

In certain joint revenue sharing arrangements, specifically the Company’s hybrid sales arrangements, the Company’s arrangements call for sufficient upfront revenues to cover the cost of the arrangement, with monthly payments calculated based on the theater’s net box office earned. Title and control of the projection system transfer to the customer at the earlier of client acceptance of the theater installation, including projectionist training, and theater opening to the public. Under the new revenue recognition standard, the percentage payment is considered variable consideration that must be estimated and recognized at the time of initial revenue recognition. Using box office projections and the Company’s history with theater and box office experience in different territories, the Company estimates the amount of percentage payment earned over the life of the arrangement, subject to sufficient constraint such that there is not a risk of significant revenue reversal. Under the previous recognition standard, these amounts were recognized as reported by exhibitors (or customers) in future periods. As a result, the Company has moved the hybrid sales arrangements to the traditional sales segment, in the current year, since the transaction price and the revenue recognition timing at transfer of control of the assets now very closely resemble those of the traditional sale arrangements.

The Company’s arrangements include a requirement for the provision of maintenance services over the life of the arrangement, subject to a consumer price index increase on renewal each year. In circumstances where customers prepay the entire term’s maintenance arrangement, payments are due to the Company for the years after the extended warranty and maintenance services offered as part of the System Obligation expire. Payments upon renewal each year can be either in arrears or in advance, and can vary in frequency from monthly to annually. At December 31, 2018, $21.9 million of consideration has been deferred in relation to outstanding stand ready performance obligations related to these maintenance services. As the maintenance services are a stand ready obligation, revenue, subject to appropriate constraint, is recognized evenly over the contract term, which is consistent with past treatment. The Company does not expect a significant change in the allocation of consideration between performance obligations to arise as a result of this change. The Company’s DMR and Film Distribution revenue streams fall under the variable consideration exemption for sales- or usage-based royalties. While the Company does not hold rights to the intellectual property in the form of the DMR film content, the Company is being reimbursed for the application of its intellectual property in the form of its patented DMR processes used in the creation of new intellectual property in the form of an IMAX DMR version of film. The Company’s Film Distribution revenues are strictly from the license of its intellectual property in the form of documentary film content to which the Company holds distribution rights.

The Company’s remaining revenue streams are not significantly impacted by the new standard. As the arrangements do not call for variable consideration and recognition of revenues transfer at the time of provision of service or transfer of control of goods as appropriate.

In instances where consideration is received prior to performance obligations being satisfied, it is deferred. The majority of the Company’s deferred revenue balance relates to payments for theatre systems that have not yet been recognized. The deferred revenue related to an individual theatre increases as progress payments are made, and is recognized at the time the system obligation is satisfied. Recognition dates are variable and depend on numerous factors, including some outside of the Company’s control.

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

The Company recorded an increase to opening retained earnings of $27.2 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606, with the impact primarily related to revenue from its theater system business. The impact to revenues as a result of applying ASC Topic 606 was an increase of $1.5 million for the year ended December 31, 2018.

The following table presents the impacted financial statement line items in the Company’s consolidated statement of operations:

	Year Ended December 31, 2018
(in thousands of U.S. dollars, except per share amounts)	Pre-adoption of ASC Topic 606	ASC Topic 606 Adjustments	As reported
Revenues	$372,935	$1,466	$374,401
Provision for income taxes	(9,195)	(323)	(9,518)
Net income	32,452	1,143	33,595
Less: net income attributable to non-controlling interests	(10,590)	(161)	(10,751)
Net income attributable to common shareholders	21,862	982	22,844
Net income per share attributable to common shareholders—basic and diluted	0.34	0.02	0.36

The following table presents the impact of ASC Topic 606 on the Company’s revenues by reportable segment:

	Year Ended December 31, 2018
	Pre-adoption of	ASC Topic 606	As
	ASC Topic 606	Adjustments	reported
Network business
IMAX DMR	$110,793	$—	$110,793
Joint revenue sharing arrangements – contingent rent(1)	76,980	(3,609)	73,371
IMAX systems – contingent rent(1)	2,317	(2,317)	—

	190,090	(5,926)	184,164

Theater business
IMAX systems
Sales and sales-type leases (2)(4)	77,574	10,858	88,432
Ongoing fees and finance income (3)	10,555	1,669	12,224
Joint revenue sharing arrangements – fixed fees (4)	14,841	(5,135)	9,706
Theater system maintenance	49,684	—	49,684
Other theater	8,358	—	8,358

	161,012	7,392	168,404

New business	5,769	—	5,769

Other
Film post-production	9,516	—	9,516
Film distribution	3,446	—	3,446
Other	3,102	—	3,102

	16,064	—	16,064

Total	$372,935	$1,466	$374,401

(1)

Contingent rent of $3.6 million in the year ended December 31, 2018, related to theater systems under hybrid sales arrangements and $2.3 million in the year ended December 31, 2018 related to theater systems under sales arrangements was recognized in the Company’s transition adjustment.

(2)

Variable consideration of $5.8 million in the year ended December 31, 2018 relating to theater systems recognized as sales or hybrid sales was recognized as part of the System Obligation in the respective period.

(3)	Finance income of $1.7 million in the year ended December 31, 2018 was recognized on the future consideration related to contracts.
(4)	Fixed consideration of $5.1 million in the year ended December 31, 2018 related to the recognition of theater systems under hybrid sales arrangements was reclassified to Sales and sales-type leases.

Upon adoption of ASC Topic 606 the Company has evaluated its revenue streams by reportable segment and scoped out lease arrangements in accordance with the standard. The following table presents a breakdown of the Company’s revenues whereby fixed and variable consideration are subject to the new standard:

	Year Ended December 31, 2018
	Subject to the New Revenue Recognition Standard		Subject to the Lease Standard
	Fixed consideration	Variable consideration	Lease arrangements	Total
Network business
IMAX DMR	$—	$110,793	$—	$110,793
Joint revenue sharing arrangements – contingent rent	—	—	73,371	73,371
IMAX systems – contingent rent	—	—	—	—

	—	110,793	73,371	184,164

Theater business
IMAX systems
Sales and sales-type leases	82,128	6,304	—	88,432
Ongoing fees and finance income	12,224	—	—	12,224
Joint revenue sharing arrangements – fixed fees	9,706	—	—	9,706
Theater system maintenance	49,684	—	—	49,684
Other theater	8,358	—	—	8,358

	162,100	6,304	—	168,404

New business	4,050	1,719	—	5,769

Other
Film post-production	9,516	—	—	9,516
Film distribution	—	3,446	—	3,446
Other	50	3,052	—	3,102

	9,566	6,498	—	16,064

Total	$175,716	$125,314	$73,371	$374,401

The following table presents the impact from the adoption of ASC Topic 606 on the Company’s assets and liabilities in the consolidated balance sheet:

	Balance at		Balance at
	December 31,	ASC Topic 606	January 1,
	2017	Adjustments	2018
Assets
Other Assets	$26,757	$34,384	$61,141
Deferred income taxes	30,708	(6,436)	24,272
Shareholders’ equity
Accumulated deficit	(87,592)	27,213	(60,379)
Non-controlling interests	74,511	735	75,246

The Company will review the variable interest assets on an ongoing basis.

The Company has updated the revenue recognition policies in note 2 to reflect changes with the adoption of ASC Topic 606.

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

(b) Financing Receivables

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	As at December 31,
	2018	2017
Gross minimum lease payments receivable	$10,499	$8,537
Unearned finance income	(902)	(1,147)

Minimum lease payments receivable	9,597	7,390
Accumulated allowance for uncollectible amounts	(155)	(155)

Net investment in leases	9,442	7,235

Gross financed sales receivables	155,044	162,522
Unearned finance income	(36,215)	(39,341)

Financed sales receivables	118,829	123,181
Accumulated allowance for uncollectible amounts	(839)	(922)

Net financed sales receivables	117,990	122,259

Total financing receivables	$127,432	$129,494

Net financed sales receivables due within one year	$26,911	$25,455
Net financed sales receivables due after one year	$91,079	$96,804

In 2018, the financed sales receivables had a weighted average effective interest rate of 9.1% (2017 — 9.1%).

(c) Contingent Fees

Contingent fees that meet the Company’s revenue recognition policy, from customers under various theater system arrangements, have been reported in revenue as follows:

	Years Ended December 31,
	2018	2017	2016
Sales	$158	$2,613	$3,308
Sales-type leases	252	53	375
Operating leases	110	185	602

Subtotal - sales, sales-type leases and operating leases	520	2,851	4,285
Joint revenue sharing arrangements	73,343	70,779	73,976

	$73,863	$73,630	$78,261

(d) Future Minimum Rental Payments

Future minimum rental payments receivable from operating and sales-type leases at December 31, 2018, for each of the next five years are as follows:

	Operating Leases	Sales-Type Leases
2019	$166	$1,733
2020	69	1,639
2021	69	1,435
2022	70	1,191
2023	71	1,079
Thereafter	144	3,101

Total	$589	$10,178

Total future minimum rental payments receivable from sales-type leases at December 31, 2018 exclude $0.3 million which represents amounts billed but not yet received.

6. Inventories

	As at December 31,
	2018	2017
Raw materials	$29,705	$21,206
Work-in-process	4,733	2,601
Finished goods	10,122	6,981

	$44,560	$30,788

At December 31, 2018, finished goods inventory for which title had passed to the customer, however control has not yet been transferred, and revenue was deferred amounted to $1.9 million (December 31, 2017 — $4.9 million).

Inventories at December 31, 2018 include impairments and write-downs for excess and obsolete inventory based upon current estimates of net realizable value considering future events and conditions of $0.3 million (December 31, 2017 — $0.5 million).

7. Film Assets

	As at December 31,
	2018	2017
Completed and released films, net of accumulated amortization of $173,812 (2017 — $158,155)	$5,958	$3,467
Films in production	4,500	97
Films in development	5,909	1,462

	$16,367	$5,026

The Company expects to amortize film costs of $11.4 million for released films within three years from December 31, 2018 (December 31, 2017 — $3.4 million), including $6.8 million, which reflects the portion of the costs of the Company’s completed films that are expected to be amortized within the next year. The amount of participation payments to third parties related to these films that the Company expects to pay during 2019, which is included in accrued liabilities at December 31, 2018, is $1.9 million (2017 — $4.5 million).

The Company recognized an impairment on its episodic content assets, in its new business segment, of $11.7 million for the year ended December 31, 2017, due to lower than anticipated revenue generated for the television series’ first season. The first season of the series was completed in 2017 and as a result the episodic asset value was $nil as at December 31, 2017.

In 2017, the Company recorded a charge of $5.3 million in costs and expenses applicable to revenues – services, after an assessment of the carrying value of certain documentary films and their estimated future box-office was performed. No such charge was recognized in the year ended December 31, 2018.

8. Property, Plant and Equipment

	As at December 31, 2018
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components(1)(2)(3)	$287,066	$120,273	$166,793
Camera equipment	5,080	3,839	1,241

	292,146	124,112	168,034

Assets under construction(4)	24,327	—	24,327

Other property, plant and equipment
Land	8,203	—	8,203
Buildings	77,468	20,012	57,456
Office and production equipment(5)	42,252	24,295	17,957
Leasehold improvements	7,583	2,902	4,681

	135,506	47,209	88,297

	$451,979	$171,321	$280,658

	As at December 31, 2017
	Cost	Accumulated Depreciation	Net Book Value
Equipment leased or held for use
Theater system components(1)(2)(3)	$264,259	$103,922	$160,337
Camera equipment	5,757	3,939	1,818

	270,016	107,861	162,155

Assets under construction(4)	23,398	—	23,398

Other property, plant and equipment
Land	8,203	—	8,203
Buildings	74,478	17,364	57,114
Office and production equipment(5)	40,442	22,164	18,278
Leasehold improvements	10,974	3,341	7,633

	134,097	42,869	91,228

	$427,511	$150,730	$276,781

The Company recognized asset impairment charges of less than $0.1 million (2017 — $0.3 million; 2016 — $0.2 million) against property, plant and equipment after an assessment of the carrying value of certain assets in light of their future expected cash flows.

In addition, as a result of the Company’s restructuring activities in 2018 and 2017, certain long-lived assets were deemed to be impaired as the Company’s exit from certain activities limited the future revenue associated with these assets. The Company recognized property, plant and equipment charges of $3.7 million (2017 — $3.7 million).

(1)

Included in theater system components are assets with costs of $8.5 million (2017 — $8.5 million) and accumulated depreciation of $7.4 million (2017 — $7.2 million) that are leased to customers under operating leases.

(2)

Included in theater system components are assets with costs of $269.8 million (2017 — $249.0 million) and accumulated depreciation of $108.4 million (2017 — $92.9 million) that are used in joint revenue sharing arrangements.

(3)

In 2018, the Company recorded a charge of $0.6 million in cost of sales applicable to Equipment and product sales and $0.4 million in revenue applicable to Equipment and product sales upon the upgrade of xenon-based digital systems under joint revenue sharing arrangements to laser-based digital systems. No such charge was recorded in the year ended December 31, 2017.

(4)	Included in assets under construction are components with costs of $15.3 million (2017 — $15.0 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.

(5)

Fully amortized office and production equipment is still in use by the Company. In 2018, the Company identified and wrote off $1.3 million (2017 — $0.4 million) of office and production equipment that is no longer in use and fully amortized.

9. Other Assets

	As at December 31,
	2018	2017
Variable rent and indexed receivable (1)	$35,985	$—
Lease incentives provided to theaters	10,550	7,393
Commissions and other deferred selling expenses	2,796	3,762
Other investments	3,522	3,516
Investment in content	1,073	2,911
Foreign currency derivatives	649	1,447
Deferred charges on debt financing (2)	—	1,131
Investment in film business	—	3,484
Insurance recoverable	—	2,708
Other	429	405

	$55,004	$26,757

(1)	On January 1, 2018, the Company adopted ASC Topic 606 which requires the Company to present value a future estimated variable consideration (future CPI and additional payments in excess of minimums in the case of full sale arrangements or a percentage of ongoing box office in the case of hybrid sale arrangements).
(2)	Deferred charges on debt financing has been reclassed to bank indebtedness in the current year as the Company’s Credit Facility has been drawn on.

10. Income Taxes

(a) Income (loss) before income taxes by tax jurisdiction are comprised of the following:

	Years Ended December 31,
	2018	2017	2016
Canada	$(14,749)	$(17,261)	$21,002
United States	(6,079)	(11,895)	505
China	50,446	50,410	41,224
Ireland	8,071	3,632	(9,768)
Other	5,916	5,125	4,890

	$43,605	$30,011	$57,853

(b) The (provision) recovery of income taxes is comprised of the following:

	Years Ended December 31,
	2018	2017	2016
Current:
Canada	$(4,893)	$(6,898)	$(1,396)
United States	1,300	267	1,756
China	(11,259)	(12,724)	(10,131)
Ireland	(1,095)	(735)	(405)
Other	(494)	(717)	(1,093)

	(16,441)	(20,807)	(11,269)

Deferred:(1)
Canada	5,993	8,748	(3,583)
United States	2,386	(7,109)	(4,359)
China	(6)	1,405	776
Ireland	(1,423)	1,085	2,352
Other	(27)	(112)	(129)

	6,923	4,017	(4,943)

Provision for income taxes	$(9,518)	$(16,790)	$(16,212)

(1)

For the year ended December 31, 2018, the Company has not adjusted the valuation allowance from the prior year (2017 — $nil) relating to the future utilization of deductible temporary differences, tax credits, and certain net operating loss carryforwards. Included in the provision for income taxes is the deferred tax related to amounts recorded in and reclassified from other comprehensive income in the year of $0.3 million.

(c) The provision for income taxes from operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings due to the following:

	Years Ended December 31,
	2018	2017	2016
Income tax provision at combined statutory rates	$(11,555)	$(7,954)	$(15,330)
Adjustments resulting from:
Stock based compensation	(363)	(295)	(565)
Other non-deductible/non-includable items	202	(717)	(1,254)
Decrease in valuation allowance relating to current year temporary differences	—	—	129
Changes to tax reserves	(204)	(1,435)	1,628
U.S. federal and state taxes	30	(373)	(767)
Withholding taxes	(1,418)	(1,217)	(786)
Income tax at different rates in foreign and other provincial jurisdictions	3,477	4,147	50
Investment and other tax credits (non-refundable)	783	1,570	2,190
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	768	(532)	(1,612)
(Shortfall) excess of tax benefit from realized stock-based compensation awards	(1,232)	(591)	57
Impact of changes due to U.S. Tax Act	—	(9,323)	—
Other	(6)	(70)	48

Provision for income taxes	$(9,518)	$(16,790)	$(16,212)

(d) The net deferred income tax asset is comprised of the following:

	As at December 31,
	2018	2017
Net operating loss carryforwards	$3,389	$3,306
Investment tax credit and other tax credit carryforwards	4,829	161
Write-downs of other assets	1,218	1,219
Excess of tax accounting basis in property, plant and equipment, inventories and other assets	8,243	9,380
Accrued pension liability	6,125	6,406
Accrued stock-based compensation	2,054	3,004
Other accrued reserves	11,423	9,615

Total deferred income tax assets	37,281	33,091
Income recognition on net investment in leases	(5,820)	(2,186)

	31,461	30,905
Valuation allowance	(197)	(197)

Net deferred income tax asset	$31,264	$30,708

The gross deferred tax assets include a liability of $0.1 million relating to the remaining tax effect resulting from the Company’s defined benefit pension plan, the related actuarial gains and losses, and unrealized net gains and losses on cash flow hedging instruments recorded in accumulated other comprehensive income.

The Company recorded income tax expense of $9.5 million for the year-ended December 31, 2018. The effective tax rate for the year of 21.8% was lower than the Canadian statutory rate primarily due to income earned in Greater China and Ireland at lower effective rates and losses recorded in Canada.

The effective tax rate for the year ended December 31, 2018 was significantly lower than the effective tax rate for December 31, 2017 of 55.9% due to the impact of the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017 by the U.S. government. The Tax Act made broad and complex changes to the U.S. tax code including, but not limited to reducing the U.S. federal corporate tax rate from 35% to 21%, imposing other limitations and changes that limit or eliminate various deductions, including interest expense, performance-based compensation for certain executives, and other deductions and required the re-measurement of deferred tax assets and liabilities. U.S. GAAP requires that the impact of changes to tax legislation be recognized in the period in which the law was enacted. As a result, the Company recorded a discrete tax provision charge of $9.3 million for the year ended December 31, 2017 increasing the effective tax rate for 2017 by 31.1%.

The Tax Act also includes a number of other changes including: (a) the imposition of a one-time deemed repatriation tax on accumulated foreign earnings (the “Transition Tax”), (b) a 100% dividends received deduction on dividends from foreign affiliates, (c) a current inclusion in U.S. federal taxable income of earnings of foreign affiliates that are determined to be global intangible low taxed income or “GILTI”, (d) creation of the base erosion anti-abuse tax, or “BEAT”, (e) provision for an effective tax rate of 13.125% for certain income derived from outside of the U.S. (referred to as foreign derived intangible income or “FDII”) and (f) 100% expensing of qualifying fixed assets acquired after September 27, 2017.

Given that the Company is a Canadian based multinational with subsidiary operations in the US and other foreign jurisdictions a number of these changes did not impact the Company. The Company is not expecting to be subject to the BEAT, Transition Tax or GILTI given its current legal and tax structures. The Company is eligible to expense qualifying fixed assets acquired after September 27, 2017, and was subject to the additional limitations imposed on the deductibility of executive compensation. The Company is not adversely impacted by the limitations placed on the deductibility of interest expense.

During the current reporting period, the Company finalised its accounting related to changes in the Tax Act. Among other things, the Company has finalised provisional estimates and tax calculations made under SAB 118, which included an evaluation of recent interpretations and new guidance issued. No adjustments were recognised during the year ended December 31, 2018, and the provisional re-measurement effect on deferred taxes recorded in the prior year reflects the total effect of the changes in the Tax Act.

No U.S. income taxes have been provided for any undistributed foreign earnings, or any additional outside basis differences inherent in these foreign entities, as the Company is a Canadian corporation and these amounts continue to be indefinitely reinvested in foreign operations which are owned directly or indirectly.

Further, the Company has not provided for Canadian taxes on cumulative earnings of non-Canadian affiliates and associated companies that have been reinvested indefinitely. Taxes are provided for earnings of non-Canadian affiliates and associated companies when the Company determines that such earnings are no longer indefinitely reinvested.

(e) Estimated U.S. net operating loss carryforwards of $16.0 million and $24.1 million of loss carryforwards in Ireland can be carried forward indefinitely to reduce taxable income. Additional net operating loss carryforwards of $0.4 million in Canada and Japan can be carried forward through to 2029. Investment tax credits and other tax credits can be carried forward to reduce income taxes payable through to 2039.

(f) Valuation allowance

The provision for income taxes in the year ended December 31, 2018 does not include an adjustment to the valuation allowance (2017 — $nil) in continuing operations. During the year ended December 31, 2018, after considering all available evidence, both positive (including recent and historical profits, projected future profitability, backlog, carryforward periods for, and utilization of net operating loss carryovers and tax credits, discretionary deductions and other factors) and negative (including cumulative losses in past years and other factors), it was concluded that the existing valuation allowance against the Company’s deferred tax assets was appropriate (2017 — $nil). The $0.2 million (2017 — $0.2 million) balance in the valuation allowance as at December 31, 2018 is primarily attributable to certain U.S. state net operating loss carryovers that may expire unutilized.

(g) Uncertain tax positions

The Company recorded a net increase of $0.2 million related to reserves for income taxes, of which $nil was recorded directly to retained earnings. As at December 31, 2018 and December 31, 2017, the Company had total tax reserves (including interest and penalties) of $16.1 million and $15.9 million, respectively, for deductibility of stock-based compensation, international withholding taxes and other items. Approximately $16.1 million of the tax reserves could impact the Company’s effective tax rate if recognized. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

A reconciliation of the beginning and ending amount of tax reserves (excluding interest and penalties) for the years ended December 31 is as follows:

	Years Ended December 31,
	2018	2017	2016
Balance at beginning of the year	$15,927	$12,593	$14,221
Additions based on tax positions related to the current year	4,329	3,639	314
Reductions for tax positions of prior years	(170)	(195)	(500)
Reductions resulting from lapse of applicable statute of limitations and administrative practices	(3,950)	(110)	(1,442)

Balance at the end of the year	$16,136	$15,927	$12,593

The Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations rather than income tax expense. The Company expensed less than $0.1 million in potential interest and penalties associated with its provision for uncertain tax positions for the years ended December 31, 2018 (2017 — less than $0.1 million expense; 2016 — less than $0.1 million recovery).

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada, the province of Ontario, the United States (including multiple states), Ireland and China.

The Company’s 2015 through 2017 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and the 2006 through 2008 and 2014 through 2017 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other on-going audits in various other jurisdictions that are not material to the financial statements.

Cash held outside of North America as at December 31, 2018 was $121.9 million (December 31, 2017 — $119.4 million), of which $54.7 million was held in the People’s Republic of China (“PRC”) (December 31, 2017 — $32.6 million). The Company’s intent is to permanently reinvest these amounts outside of Canada and the Company does not currently anticipate that it will need funds generated from foreign operations to fund North American operations. In the event funds from foreign operations are needed to fund operations in North America and if withholding taxes have not already been previously provided, the Company would be required to accrue and pay these additional withholding tax amounts on repatriation of funds from China to Canada. The Company currently estimates this amount to be $8.4 million.

(h) Income tax effect on comprehensive income

The income tax benefit (expense) related to the following items included in other comprehensive income (loss) are:

	Years Ended December 31,
	2018	2017	2016
Unrealized defined benefit plan actuarial gain	$(379)	$(262)	$(41)
Unrealized postretirement benefit plans actuarial gain	(23)	(32)	(48)
Amortization of postretirement benefit plan actuarial loss	—	—	(18)
Unrealized net gain (loss) from cash flow hedging instruments	581	(667)	(271)
Realization of cash flow hedging net (gain) loss upon settlement	107	215	(802)

	$286	$(746)	$(1,180)

11. Other Intangible Assets

	As at December 31, 2018
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$12,266	$7,871	$4,395
Licenses and intellectual property	26,168	8,972	17,196
Internal use software	21,528	9,264	12,264
Other	548	308	240

	$60,510	$26,415	$34,095

	As at December 31, 2017
	Cost	Accumulated Amortization	Net Book Value
Patents and trademarks	$12,184	$7,710	$4,474
Licenses and intellectual property	21,721	7,800	13,921
Internal use software	18,682	6,257	12,425
Other	597	206	391

	$53,184	$21,973	$31,211

Fully amortized other intangible assets are still in use by the Company. In 2018, the Company identified and wrote off $0.2 million (2017 — $0.1 million) of patents and trademarks that are no longer in use.

During 2018, the Company acquired $8.7 million in other intangible assets, which mainly includes additions of $4.8 million in intellectual property related to its laser-based projection systems and a $2.8 million investment in the Company’s internal use software. The net book value of these other intangible assets was $7.6 million as at December 31, 2018. The weighted average amortization period for these additions is 4.1 years.

During 2018, the Company incurred costs of $0.3 million to renew or extend the term of acquired patents and trademarks which were recorded in selling, general and administrative expenses (2017 — $0.4 million).

The estimated amortization expense for each of the years ended December 31, are as follows:

2019	$4,729
2020	4,729
2021	4,729
2022	4,729
2023	4,729

12. Credit Facility and Other Financing Arrangements

Credit Facility

On June 28, 2018, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as agent, and a syndicate of lenders party thereto. The Credit Agreement expands the Company’s revolving borrowing capacity from $200.0 million to $300.0 million, and also contains an uncommitted accordion feature allowing the Company to further expand its borrowing capacity to $440.0 million or greater, depending on the mix of revolving and term loans comprising the incremental facility. The new facility (the “Credit Facility”) matures on June 28, 2023.

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

The Credit Agreement provides that the Company is required to maintain a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter (as defined in the Credit Agreement) of no greater than 3.25:1.00. In addition, the Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit indebtedness, liens, capital expenditures, asset sales, investments and restricted payments, in each case subject to negotiated exceptions and baskets. The Credit Agreement also contains representations, warranties and event of default provisions customary for a transaction of this type.

The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries (the “Guarantors”), and are secured by first-priority security interests in substantially all the assets of the Company and the Guarantors.

The Company was in compliance with all of its requirements at December 31, 2018.

Total amounts drawn and available under the Credit Facility at December 31, 2018 were $40.0 million and $260.0 million, respectively. The effective interest rate for the year ended December 31, 2018 was 3.41%. There were no amounts drawn under the prior credit facility.

As at December 31, 2018 and 2017, the Company did not have any letters of credit and advance payment guarantees outstanding under the Credit Facility.

Working Capital Loan

On July 5, 2018, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, entered into an unsecured revolving facility for up to 200.0 million Renminbi (approximately $30.0 million U.S. Dollars) to fund ongoing working capital requirements. The total amounts drawn and available under the working capital loan at December 31, 2018 were nil and 200.0 million Renminbi, respectively ($nil and approximately $30.0 million U.S. Dollars, respectively).

Playa Vista Financing

In 2014, IMAX PV Development Inc., a wholly-owned subsidiary of the Company (“PV Borrower”), entered into a loan agreement with Wells Fargo to principally fund the costs of development and construction of the Company’s new West Coast headquarters, located in the Playa Vista neighborhood of Los Angeles, California (the “Playa Vista Loan”), at a variable rate per annum equal to 2.0% above the 30-day LIBOR rate.

On July 13, 2018, the Company extinguished the Playa Vista Loan in its entirety by borrowing under its Credit Facility. The Company recognized an expense of $0.3 million related to the extinguishment of the Playa Vista Loan. Total amounts drawn under the Playa Vista Loan as at December 31, 2017 were $25.7 million. Under the Playa Vista Loan, the effective interest rate for December 31, 2018 was 3.87% (December 31, 2017 — 3.14%).

Bank indebtedness includes the following:

	As at December 31,
	2018	2017
Credit Facility	$40,000	$—
Playa Vista Loan	—	25,667
Deferred charges on debt financing	(2,247)	(310)

	$37,753	$25,357

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The net settlement risk on its foreign currency forward contracts was $1.2 million at December 31, 2018, as the notional value exceeded the fair value of the forward contracts. As at December 31, 2018, the Company has $50.8 million in notional value of such arrangements outstanding.

Bank of Montreal Facility

As at December 31, 2018 and 2017, the Company had available a $10.0 million facility with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by Export Development Canada (the “Bank of Montreal Facility”). The Company did not have any letters of credit and advance payment guarantees outstanding as at December 31, 2018 (December 31, 2017 — $nil) under the Bank of Montreal Facility.

13. Commitments

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements can include terms binding the Company to minimum payments and/or penalties if it terminates the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of the Company’s contractual obligations and commitments as at December 31, 2018:

	Payments Due by Fiscal Year
	Total
	Obligations	2019	2020	2021	2022	2023	Thereafter
Purchase obligations	$55,279	$52,181	$1,548	$1,550	$—	$—	$—
Pension obligations	18,831	—	18,831	—	—	—	—
Operating lease obligations	22,387	3,847	2,790	2,491	1,843	1,759	9,657
Credit Facility	40,000	—	—	—	—	40,000	—
Postretirement benefits obligations	3,226	1,215	127	130	137	116	1,501

	$139,723	$57,243	$23,296	$4,171	$1,980	$41,875	$11,158

Operating Lease Obligations

The Company’s lease commitments consist of rent and equipment under operating leases. The Company accounts for any incentives provided over the term of the lease. The following table summarizes information about the Company’s total rental expenses under operating leases:

	Years Ended December 31,
	2018	2017	2016
Total rent expense	$4,303	$5,685	$5,106

Recorded in the accrued liabilities balance as at December 31, 2018 is $3.0 million (December 31, 2017 — $4.1 million) related to accrued rent and lease inducements being recognized as an offset to rent expense over the term of the respective leases.

Purchase Obligations

Purchase obligations primarily consist of the Company’s commitments made under long-term supplier contracts.

Pension and Postretirement Benefits Obligations

The Company has an unfunded defined benefit pension plan, covering certain individuals and a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. See note 21 for further information.

Credit Facility

The Company is not required to make any minimum payments on its Credit Facility. See note 12 for further information.

Letters of Credit and Advance Payment Guarantees

As at December 31, 2018 the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2017 — $nil), under the Credit Facility. As at December 31, 2018 and 2017 the Company did not have any letters of credit and advance payment guarantees outstanding under the Bank of Montreal Facility.

The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of the Company’s theater systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At December 31, 2018, $1.8 million (December 31, 2017 — $2.3 million) of commissions have been accrued and will be payable in future periods.

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

(a) On May 15, 2006, the Company initiated arbitration against Three-Dimensional Media Group, Ltd. (“3DMG”) before the International Centre for Dispute Resolution in New York (the “ICDR”), alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. The proceeding was suspended on May 4, 2009 due to failure of 3DMG to pay fees associated with the proceeding. The proceeding was further suspended on October 11, 2010 pending resolution of re-examination proceedings involving one of 3DMG’s patents. Following a status conference on April 27, 2016, the ICDR granted 3DMG leave to amend its answer and counterclaims, and subsequently lifted the stay in this matter. In its amended counterclaims, 3DMG sought damages for alleged unpaid royalties, damages and other fees under the license and consulting agreements, and the Panel also permitted 3DMG to advance new damage theories. The ICDR held a final hearing in July and October 2017, the parties submitted final, post-hearing briefs in December 2017, and the ICDR held closing oral arguments in March 2018. On July 11, 2018, the ICDR issued a Partial Final Award that found for 3DMG on certain claims and for the Company on other claims. As part of the Partial Final Award, the ICDR awarded damages in favor of 3DMG in the amount of $8.8 million, which is inclusive of approximately $1.8 million in pre-award interest. In August 2018, 3DMG filed a motion seeking modification and correction of portions of the award, and also filed an application to recover its attorney fees and expenses. On November 1, 2018, the ICDR issued a Final Award that denied in its entirety 3DMG’s motion for modification and correction of the award. The ICDR also granted in part 3DMG’s request for attorney fees and expenses, in the amount of $5.2 million. A charge of $11.7 million was recorded in the year ended December 31, 2018, and classified within the “Legal arbitration award” financial statement line item.

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

(c) In March 2013, IMAX Shanghai, received notice from the Shanghai office of the General Administration of Customs (“Customs Authority”) that it had been selected for a customs audit (the “Audit”). In the course of the Audit, the Customs Authority discovered the underpayment by IMAX Shanghai of the freight and insurance portion of the customs duties and taxes applicable to the importation of certain IMAX theater systems during the period from October 2011 through March 2013. Though IMAX Shanghai’s importation agent accepted responsibility for the error giving rise to the underpayment, the matter was transferred first to the Anti-Smuggling Bureau (the “ASB”) of the Customs Authority and then to the Third Division of Shanghai People’s Procuratorate for further review. The amount of the underpayment exceeds RMB 200,000, the applicable ASB threshold for treatment as a criminal matter, and on August 8, 2018, IMAX Shanghai was informed that its logistics function, but not IMAX Shanghai itself, would face criminal charges. A preliminary court conference was held on September 5, 2018, and hearings took place on October 24, 2018 and January 22, 2019. During the year ended December 31, 2017, at the request of the ASB, IMAX Shanghai paid approximately $0.15 million to the ASB to satisfy the amount owing as a result of the underpayment and recorded an estimate of $0.3 million in respect of fines that it believes are likely to result from the matter. IMAX Shanghai has been advised that the range of potential penalties is between three and five times the underpayment; however, the actual amount of any fines or other penalties remains unknown and the Company cautions that the actual fines or other penalties maybe be greater or less than the amount accrued or the expected range.

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

Product Warranties

The Company’s accrual for product warranties, that was recorded as part of accrued and other liabilities in the consolidated balance sheets is $0.2 million and $0.1 million as at December 31, 2018 and 2017, respectively.

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the consolidated balance sheet as at December 31, 2018 and December 31, 2017 with respect to this indemnity.

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

	Years Ended December 31,
	2018	2017	2016
Stock options
Issued from treasury	12,750	405,229	347,814
Plan trustee purchases	—	263,112	170,204

Total stock options exercised	12,750	668,341	518,018

Cash proceeds on stock option exercises	$218	$14,652	$11,431

RSUs
Issued from treasury	—	7,127	54,159
Plan trustee purchases	462,137	422,022	394,423
Shares withheld for tax withholdings	72,056	27,630	18,336

Total RSUs vested	534,193	456,779	466,918

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

Compensation costs recorded in the consolidated statements of operations for the Company’s stock-based compensation plans were $22.6 million (2017 — $23.0 million; 2016 — $30.5 million). The following reflects the stock-based compensation expense recorded to the respective financial statement line items:

	Years ended December 31,
	2018	2017
Cost and expenses applicable to revenues	$1,657	$1,704
Selling, general and administrative expenses	20,102	20,393
Research and development	452	556
Executive transition costs	320	—
Exit costs, restructuring charges and associated impairments	54	357

	$22,585	$23,010

As at December 31, 2018, the Company has reserved a total of 9,767,307 (December 31, 2017 — 10,781,936) common shares for future issuance under the SOP and IMAX LTIP. Of the common shares reserved for issuance, there are options in respect of 5,465,046 (December 31, 2017 — 5,082,100) common shares and RSUs in respect of 1,033,871 (December 31, 2017 — 995,329) common shares outstanding at December 31, 2018. At December 31, 2018 options in respect of 3,990,970 (December 31, 2017 — 3,913,088) common shares were vested and exercisable.

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

The Company recorded the following expenses related to stock option grants issued to employees and directors in the IMAX LTIP and SOP plans.

	Years Ended December 31,
	2018	2017	2016
Stock option expense	$5,950	$4,462	$12,795

An income tax benefit is recorded in the consolidated statement of operations of $1.2 million for the year ended December 31, 2018 (2017 —$1.0 million; 2016 —$3.8 million) related to stock option expenses.

Total stock-based compensation expense related to non-vested employee stock options not yet recognized at December 31, 2018 are as follows:

	Years Ended December 31,
	2018	2017	2016
Expense related to non-vested employee stock options not yet recognized	$8,482	$7,441	$5,894

The weighted average period over which the awards are expected to be recognized are as follows:

	Years Ended December 31,
	2018	2017	2016
Weighted average period awards are expected to be recognized (in years)	1.9	2.3	2.3

The weighted average fair value of all stock options granted to employees and directors at the measurement date and the assumptions used to estimate the average fair value of the stock option are as follows:

	Years Ended December 31,
	2018	2017	2016
Weighted average fair value per share	$6.74	$8.31	$8.16
Average risk-free interest rate	2.67%	2.34%	1.67%
Expected option life (in years)	5.06—7.00	4.71—5.83	4.44—5.24
Expected volatility	30%	30%	30%
Dividend yield	0%	0%	0%

Stock options to Non-Employees

There were no common share options issued to non-employees in 2018, 2017 or 2016. The following table summarizes certain information about the outstanding stock options related to non-employees:

	Years Ended December 31,
	2018	2017	2016
Weighted average exercise price per share of outstanding stock options	$—	$—	$29.64
Number of outstanding stock options	—	—	17,000
Weighted average exercise price per share of exercisable stock options	$—	$—	$30.10
Number of exercisable stock options	—	—	15,200
Aggregate intrinsic value of vested stock options	$—	$—	$123

In 2018, the Company did not record a charge (2017 — less than $0.1 million; 2016 — less than $0.1 million) to selling, general and administrative expenses related to the non-employee stock options. There were no accrued liabilities related to non-employee stock options as at December 31, 2018 (December 31, 2017 — $nil).

China Long-Term Incentive Plan

Each stock option (“China Option”), RSU or cash settled share-based payment (“CSSBP”) issued under the China LTIP represents an opportunity to participate economically in the future growth and value creation of IMAX China.

The CSSBPs represent the right to receive cash payments in an amount equal to a certain percentage of the excess of the total equity value of IMAX China based on the per share price in the IMAX China initial public offering (the “IMAX China IPO”) over the strike price of the CSSBPs. The CSSBPs were issued in conjunction with the China LTIP, with similar terms and conditions as the China Options. The CSSBP awards are accounted as liability awards, however the fair value of the liability is fixed at the time of the initial public offering. During 2017, the remaining balance of the CSSBPs vested and were settled in cash for $0.6 million (2016 — $0.5 million).

In connection with the IMAX China IPO and in accordance with the China LTIP, IMAX China adopted a post-IPO share option plan and a post-IPO restricted stock unit plan. Pursuant to these plans, IMAX China has issued additional China Options and China LTIP Restricted Share Units (“China RSUs”).

The following table summarizes the expense related to China Options, China RSUs, CSSBPs and any accrued liability related to CSSBPs:

	Years Ended December 31,
	2018	2017	2016
Expense
China Options	$217	$1,034	$971
China RSUs	1,229	1,124	518
CSSBPs	—	353	429
CSSBPs liability	$—	$—	$289

Stock Option Summary

The following table summarizes certain information in respect of option activity under the SOP and IMAX LTIP:

				Weighted Average Exercise
	Number of Shares			Price Per Share
	2018	2017	2016	2018	2017	2016
Options outstanding, beginning of year	5,082,100	5,190,542	4,805,244	$29.31	$28.35	$27.03
Granted	1,082,123	854,764	984,452	21.95	30.07	31.49
Exercised	(12,750)	(668,341)	(518,018)	17.08	21.92	22.07
Forfeited	(69,332)	(108,551)	(66,903)	29.99	32.42	29.28
Expired	(507,977)	(89,958)	—	31.69	32.29	—
Cancelled	(109,118)	(96,356)	(14,233)	30.44	29.28	24.82

Options outstanding, end of year	5,465,046	5,082,100	5,190,542	27.63	29.31	28.35

Options exercisable, end of year	3,990,970	3,913,088	4,001,078	28.48	28.96	27.79

As at December 31, 2018, 5,465,046 options included both fully vested and unvested options with a weighted average exercise price of $27.63, aggregate intrinsic value of $nil and weighted average remaining contractual life of 4.8 years. As at December 31, 2018, options that are exercisable have an intrinsic value of $nil and a weighted average remaining contractual life of 4.3 years. The intrinsic value of options exercised in 2018 was $0.1 million (2017 — $6.8 million; 2016 — $5.4 million).

Restricted Share Units

RSUs have been granted to employees and directors under the IMAX LTIP. Each RSU represents a contingent right to receive one common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date. The Company recorded the following expenses related to RSU grants issued to employees and directors in the plan:

	Years Ended December 31,
	2018	2017	2016
RSU expenses	$15,189	$16,033	$15,809

The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was $1.4 million for the year ended December 31, 2018 (2017 — $3.6 million; 2016 — $4.6 million).

The Company did not issue any RSU grants to advisors or strategic partners of the Company for the year ended December 31, 2018. The Company did not record any expense for the years ended December 31, 2018, 2017 and 2016 related to RSU grants issued to certain advisors and strategic partners of the Company.

Total stock-based compensation expense related to non-vested RSUs not yet recognized and the weighted average period over which the awards are expected to be recognized are as follows:

	Years Ended December 31,
	2018	2017	2016
Expense related to non-vested RSUs not yet recognized	$18,597	$22,440	$29,050
Weighted average period awards are expected to be recognized (in years)	2.2	2.1	2.4

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP:

	Number of Awards			Weighted Average Grant Date Fair Value Per Share
	2018	2017	2016	2018	2017	2016
RSUs outstanding, beginning of year	995,329	1,124,180	973,637	$32.68	$33.01	$32.27
Granted	659,282	463,010	664,278	20.99	30.47	32.29
Vested and settled	(534,193)	(456,779)	(466,918)	32.33	31.66	30.63
Forfeited	(86,547)	(135,082)	(46,817)	29.19	32.03	31.16

RSUs outstanding, end of year	1,033,871	995,329	1,124,180	25.70	32.68	33.01

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

Outstanding, December 31, 2016	260,274
Issued during 2017	(46,613)

Outstanding, December 31, 2017	213,661
Issued during 2018	(65,838)

Outstanding, December 31, 2018	147,823

Issuer Purchases of Equity Securities

In 2017, the Company announced that its Board of Directors approved a new $200.0 million share repurchase program for shares of the Company’s common stock. The share purchase program expires on June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. In 2018, the Company repurchased 3,436,783 (2017 — 1,736,150) common shares at an average price of $20.78 per share (2017 — $26.57 per share), excluding commissions.

On May 3, 2018, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China in an amount not to exceed 10% of the total number of issued shares of IMAX China as at May 3, 2018 (35,818,112 shares). The share purchase program expires on the date of the 2019 annual general meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. In 2018, IMAX China repurchased 2,526,300 common shares at an average price of HKD 18.77 per share (U.S. $2.40).

The total number of shares purchased during the year ended December 31, 2018 and 2017 does not include any shares purchased in the administration of employee share-based compensation plans (which amounted to nil (2017 — 825,692) common shares, at an average price of $nil (2017 — $30.23) per share).

As at December 31, 2018, the IMAX LTIP trustee held 44,579 shares purchased for $0.9 million in the open market to be issued upon the settlement of RSUs and certain stock options. The shares held with the trustee are recorded at cost and are reported as a reduction against capital stock on the consolidated balance sheet.

(d) Net income per share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Years Ended December 31,
	2018	2017	2016
Net income attributable to common shareholders	$22,844	$2,344	$28,788

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	64,696	66,160	69,673
Weighted average number of shares repurchased during the period, net	(1,621)	(780)	(2,098)

Weighted average number of shares used in computing basic earnings per share	63,075	65,380	67,575
Assumed exercise of stock options and RSUs, net of shares assumed repurchased	132	160	688

Weighted average number of shares used in computing diluted earnings per share	63,207	65,540	68,263

The calculation of diluted earnings per share exclude 5,666,976 (2017 — 4,993,014) shares that are issuable upon exercise of 277,543 (2017 — 579,808) RSUs and 5,389,433 (2017 — 4,413,206) stock options for the years ended December 31, 2018 and 2017, as the impact of these exercises would be antidilutive.

16. Consolidated Statements of Operations Supplemental Information

(a) Other Revenues

The Company enters into theater system arrangements with customers that typically contain customer payment obligations prior to the scheduled installation of the theater systems. During the period of time between signing and theater system installation, certain customers each year are unable to, or elect not to, proceed with the theater system installation for a number of reasons, including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the customer and/or the Company may terminate the arrangement by default or by entering into a consensual buyout. In these situations, the parties are released from their future obligations under the arrangement, and the initial payments that the customer previously made to the Company are typically not refunded and are recognized as Other Revenues. In addition, the Company enters into agreements with customers to terminate their obligations for additional theater system configurations, which were in the Company’s backlog. Other revenues from settlement arrangements were $nil, $nil and $1.3 million in 2018, 2017 and 2016, respectively.

(b) Foreign Exchange

Included in selling, general and administrative expenses for the year ended December 31, 2018 is $1.7 million for a net foreign exchange loss related to the translation of foreign currency denominated monetary assets and liabilities as compared to a net gain of $1.0 million and a net loss of $0.9 million for the years ended December 31, 2017 and 2016, respectively. See note 20(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 35 exhibitors (2017 — 47) for a total of 1,185 theater systems (2017 — 1,084), of which 798 theaters (2017 — 747) were operating as at December 31, 2018. On January 1, 2018, the Company adopted ASC Topic 606 which resulted in exhibitors who had previously been considered a joint revenue sharing arrangement to now be classified as a sale arrangement. Prior year exhibitors and total number of theaters have not been amended. The terms of the Company’s joint revenue sharing arrangements are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m).

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Equipment and Product Sales and Rentals revenue and for the year ended December 31, 2018 amounted to $86.6 million (2017 — $80.6 million; 2016 —$91.4 million).

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

In 2018, the majority of IMAX DMR revenue was earned from the exhibition of 70 IMAX DMR films (2017 — 60) throughout the IMAX theater network. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m).

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Services revenues and for the year ended December 31, 2018 amounted to $110.8 million (2017 —$108.9 million; 2016 —$106.4 million).

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

As at December 31, 2018, the Company has two significant co-produced arrangements which primarily represents the VIE total assets balance of $12.2 million and liabilities balance of $11.6 million and three other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) and 2(m).

In 2018, a recovery of $0.5 million (2017 — expense of $1.2 million; 2016 — expense of $1.4 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to revenues-services.

In 2016, the Company entered into an arrangement to co-produce television episodic content. Funding was provided to the third party and the third party retains the copyright and rights to the content. The Company obtained exclusive theatrical distribution rights to the first two episodes and a percentage share to all television revenue.

In 2017, the Company is participated in one significant co-produced television arrangement. This arrangement was not a VIE.

For the year ended December 31, 2018, revenues of $0.3 million (2017 — $20.4 million) and costs and expenses applicable to revenues of $0.3 million (2017 — $33.4 million), attributable to this collaborative arrangement have been recorded in Revenue – Services and Costs and expenses applicable to revenues – Services, respectively. In 2017, included therein are net revenues attributable to transactions between the Company and other parties involved in the production of the episodic content of $20.1 million.

17. Receivable Provisions, Net of Recoveries

The following table reflects the Company’s receivable provisions net of recoveries recorded in the consolidated statements of operations:

	Years Ended December 31,
	2018	2017	2016
Accounts receivable provisions, net of recoveries	$3,030	$1,967	$1,029
Financing receivable provisions, net of recoveries	100	680	(75)

Receivable provisions, net of recoveries	$3,130	$2,647	$954

18. Consolidated Statements of Cash Flows Supplemental Information

(a) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Years Ended December 31,
	2018	2017	2016
Decrease (increase) in:
Accounts receivable	$33,942	$(37,807)	$(1,414)
Financing receivables	1,325	(7,253)	(4,627)
Inventories	(14,022)	10,832	(3,825)
Prepaid expenses	(3,703)	(924)	(127)
Other assets, prepaid tax	—	—	(5,664)
Other assets	(3,084)	(457)	(1,038)
Increase (decrease) in:
Accounts payable	7,749	4,204	(3,360)
Accrued and other liabilities	(3,266)	(642)	3,914
Deferred revenue	(6,494)	22,906	(14,733)

	$12,447	$(9,141)	$(30,874)

(b) Cash payments made on account of:

	Years Ended December 31,
	2018	2017	2016
Income taxes	$12,684	$22,829	$24,640

Interest	$502	$826	$721

(c) Depreciation and amortization are comprised of the following:

	Years Ended December 31,
	2018	2017	2016
Film assets(1)	$15,679	$31,031	$16,324
Property, plant and equipment
Joint revenue sharing arrangements	20,739	18,112	15,840
Other property, plant and equipment	13,164	11,803	9,692
Other intangible assets	5,507	4,319	3,235
Other assets	1,242	980	862
Deferred financing costs	1,106	562	532

	$57,437	$66,807	$46,485

(1)	Included in film asset amortization is a charge of $nil (2017 — $1.5 million; 2016 — $0.2 million) relating to changes in estimates based on the ultimate recoverability of future films.

(d) Write-downs, net of recoveries, are comprised of the following:

	Years Ended December 31,
	2018	2017	2016
Asset impairments
Property, plant and equipment	$3,725	$3,966	$223
Other assets	2,565	2,533	—
Prepaid expenses	121	—	—
Other intangible assets	66	—	—
Impairment of investments	—	1,225	194
Film assets	—	17,363	3,020
Other charges (recoveries)
Accounts receivables	3,030	1,967	1,029
Financing receivables	100	680	(75)
Inventories	250	500	458
Property, plant and equipment(1)	1,762	1,224	885
Other intangible assets	151	63	206
Other assets	—	47	—

	$11,770	$29,568	$5,940

Inventory charges
Recorded in costs and expenses applicable to revenues—equipment & product sales	$250	$500	$227
Recorded in costs and expenses applicable to revenues—services	—	—	231

	$250	$500	$458

(1)

In 2018, the Company recorded a charge of $0.8 million (2017 — $1.2 million; 2016 — $0.3 million) reflecting property, plant and equipment that were no longer in use. In 2018, the Company recorded a charge of $0.6 million in cost of sales applicable to Equipment and product sales and $0.4 million in revenue applicable to Equipment and product sales upon the upgrade of xenon-based digital systems under joint revenue sharing arrangements to laser-based digital systems. In 2016, the Company also recorded a charge of $0.6 million in cost of sales applicable to Equipment and product sales upon the upgrade of xenon-based digital systems under operating lease arrangements to laser-based digital systems under sales or sales-type lease arrangements. No such charge was recorded in the year ended December 31, 2017.

(e)	Significant non-cash investing and financing activities are comprised of the following:

	Years Ended December 31,
	2018	2017
Net accruals related to:
Purchases of property, plant and equipment	$227	$871
Investment in joint revenue sharing arrangements	(61)	69
Acquisition of other intangible assets	89	37

	$255	$977

19. Segmented Information

Management, including the Company’s Chief Executive Officer (“CEO”) who is the Company’s Chief Operating Decision Maker (as defined in the Segment Reporting Topic of the FASB ASC), assesses segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), write-downs net of recoveries, interest income, interest expense and tax (provision) recovery are not allocated to the segments.

The Company’s reportable segments are organized under four primary groups identified by nature of product sold or service provided: (1) Network Business, representing variable revenue generated by box office results and which includes the reportable segment of IMAX DMR and contingent rent from the joint revenue sharing arrangements and IMAX systems segments (effective January 1, 2018, the Company no longer includes hybrid joint revenue sharing arrangements, which are accounted for as a sale under ASC Topic 606, in the joint revenue sharing arrangement reportable segment. These arrangements are now reflected under the IMAX systems segment of Theater Business, prior years have not been adjusted to reflect the change in accounting policy); (2) Theater Business, representing revenue generated by the sale and installation of theater systems and maintenance services, primarily related to the IMAX Systems and Theater System Maintenance reportable segments, and also includes hybrid (fixed and contingent) revenues and upfront installation costs from sales arrangements previously reported in the joint revenue sharing arrangements segment and after-market sales of projection system parts and 3D glasses from the other segment; (3) New Business, which includes content licensing and distribution fees associated with the Company’s original content investments, virtual reality initiatives, and other business initiatives that are in the development and/or start-up phase, and (4) Other; which includes the film post-production and distribution segments, certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items. The Company is presenting information at a disaggregated level to provide more relevant information to readers, as permitted by the standard. On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, and all the related amendments on a prospective basis, refer to note 4 for additional information. The accounting policies of the segments are the same as those described in note 2.

Transactions between the film production and IMAX DMR segment and the film post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.

(a) Operating Segments

	Years Ended December 31,
	2018	2017	2016
Revenue(1)
Network business
IMAX DMR	$110,793	$108,853	$106,403
Joint revenue sharing arrangements – contingent rent	73,371	70,444	73,500
IMAX systems – contingent rent	—	3,890	4,644

	184,164	183,187	184,547

Theater business
IMAX systems	100,656	90,347	100,884
Joint revenue sharing arrangements – fixed fees	9,706	10,118	17,913
Theater system maintenance	49,684	45,383	40,430
Other theater	8,358	9,145	10,888

	168,404	154,993	170,115

New business (2)	5,769	24,522	626

Other
Film post-production	9,516	10,382	8,873
Film distribution	3,446	2,790	5,254
Other	3,102	4,893	7,919

	16,064	18,065	22,046

Total Revenues	$374,401	$380,767	$377,334

Gross Margin
Network business
IMAX DMR (4)	$72,773	$71,789	$69,196
Joint revenue sharing arrangements – contingent rent (4)	48,856	47,337	54,705
IMAX systems – contingent rent	—	3,890	4,644

	121,629	123,016	128,545

Theater business
IMAX systems (3) (4)	60,019	57,734	55,448
Joint revenue sharing arrangements – fixed fees (4)	1,982	2,349	5,132
Theater system maintenance (3)	21,991	18,275	13,660
Other theater	1,806	1,965	1,930

	85,798	80,323	76,170

New business (2)	(350)	(16,176)	(2,199)

Other
Film post-production	3,107	4,791	3,729
Film distribution (4)	(1,344)	(5,797)	(3,909)
Other	(911)	(911)	342

	852	(1,917)	162

Total segment margin	$207,929	$185,246	$202,678

	Years Ended December 31,
	2018	2017	2016
Depreciation and amortization
Network business
IMAX DMR	$13,602	$15,779	$15,028
Joint revenue sharing arrangements—contingent rent	21,970	19,092	16,724
Theater business
IMAX systems	3,615	3,551	4,165
Theater system maintenance	164	173	72
New business (2)	2,519	15,365	629
Other
Film post-production	1,500	1,845	2,769
Film distribution	2,225	2,128	1,444
Other	790	911	938
Corporate and other non-segment specific assets	11,052	7,963	4,716

Total	$57,437	$66,807	$46,485

	Years Ended December 31,
	2018	2017	2016
Asset impairments and write-downs, net of recoveries
Network business
IMAX DMR	$15	$—	$—
Joint revenue sharing arrangements—contingent rent	1,193	944	266
Theater business
IMAX systems	250	2,930	916
Theater system maintenance	—	—	1,002
New business (2)	7,399	16,400	—
Other
Film post-production	—	—	223
Film distribution	—	5,865	3,020
Corporate and other non-segment specific assets	2,913	3,429	513

Total	$11,770	$29,568	$5,940

	Years Ended December 31,
	2018	2017	2016
Purchase of property, plant and equipment
Network business
IMAX DMR	$55	$518	$1,121
Joint revenue sharing arrangements—contingent rent	34,810	42,634	42,910
Theater business
IMAX systems	2,813	4,537	3,170
Theater system maintenance	527	206	481
New business	342	4,487	5,070
Other
Film post-production	1,067	810	1,746
Film distribution	—	—	21
Other	193	367	804
Corporate and other non-segment specific assets	8,371	13,218	2,865

Total	$48,178	$66,777	$58,188

	Years Ended December 31
	2018	2017
Assets
Network business
IMAX DMR	$38,117	$42,067
Joint revenue sharing arrangements - contingent rent	223,799	216,285
IMAX systems - contingent rent	—	457
Theater business
IMAX systems	266,290	224,424
Joint revenue sharing arrangements - fixed fees	18,044	7,997
Theater system maintenance	26,225	27,256
Other theater	2,197	1,564
New business	1,677	27,450
Other
Film post-production	36,998	34,480
Film distribution	15,601	9,444
Other	26,519	7,597
Corporate and other non-segment specific assets	218,133	267,591

Total	$873,600	$866,612

(1)	The Company’s largest customer represents 17.1% of total revenues as at December 31, 2018 (2017 — 13.2%; 2016 — 13.5%).
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

(3)

In 2018, the Company recorded a charge of $0.3 million (2017 — $0.5 million; 2016 — $0.5 million, respectively) in costs and expenses applicable to revenues, primarily for its film-based projector inventories. Specifically, IMAX systems includes an inventory charge of $0.3 million (2017 — $0.5 million; 2016 — $0.2 million). Theater system maintenance includes inventory write-downs of $nil (2017 — $nil; 2016 —$0.2 million).

(4)

IMAX DMR segment margins include marketing costs of $16.5 million, $15.4 million and $17.5 million in 2018, 2017 and 2016, respectively. Joint revenue sharing arrangements segment margins include advertising, marketing, and commission costs of $3.6 million, $4.5 million and $4.1 million in 2018, 2017 and 2016, respectively. IMAX systems segment margins include marketing and commission costs of $2.9 million, $3.5 million and $3.0 million in 2018, 2017 and 2016, respectively. Film distribution segment margins includes marketing expense of $2.2 million, recovery of $0.7 million and expense of $2.2 million in 2018, 2017 and 2016, respectively.

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

	Years Ended December 31,
	2018	2017	2016
Revenue
United States	$118,495	$135,153	$129,844
Greater China	117,520	126,474	118,532
Canada	10,507	12,812	12,822
Western Europe	40,497	32,765	36,286
Asia (excluding Greater China)	46,858	35,896	35,283
Russia & the CIS	10,133	11,054	14,908
Latin America	12,952	10,963	12,191
Rest of the World	17,439	15,650	17,468

Total	$374,401	$380,767	$377,334

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) classifications comprise more than 10% of total revenue.

	As at December 31
	2018	2017
Property, plant and equipment
United States	$97,843	$105,594
Greater China	93,494	84,619
Canada	48,275	51,862
Western Europe	26,566	19,480
Asia (excluding Greater China)	8,084	8,793
Rest of the World	6,396	6,433

Total	$280,658	$276,781

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

(b) Fair Value Measurements

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one-year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments at December 31, are comprised of the following:

	As at December 31, 2018		As at December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$141,590	$141,590	$158,725	$158,725
Level 2
Net financed sales receivable(2)	$117,990	$117,428	$122,259	$122,918
Net investment in sales-type leases(2)	9,442	9,529	7,235	7,409
Convertible loan receivable(2)	1,500	1,500	1,500	1,500
Equity securities(3)	2,022	2,022	2,016	2,016
Foreign exchange contracts — designated forwards(3)	(1,202)	(1,202)	1,425	1,425
Borrowings under the Playa Vista Loan(1)	—	—	(25,667)	(25,667)
Borrowings under the Credit Facility(1)	(40,000)	(40,000)	—	—

(1)	Recorded at cost, which approximates fair value.
(2)	Estimated based on discounting future cash flows at currently available interest rates with comparable terms.
(3)	Value determined using quoted prices in active markets.

When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers in or out of the Company’s Level 3 assets during the year ended December 31, 2018 and 2017.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at December 31, 2018			As at December 31, 2017
	Minimum	Financed		Minimum	Financed
	Lease	Sales		Lease	Sales
	Payments	Receivables	Total	Payments	Receivables	Total
In good standing	$8,701	$108,574	$117,275	$6,265	$118,060	$124,325
Credit Watch	574	8,723	9,297	568	2,926	3,494
Pre-approved transactions	322	565	887	557	1,003	1,560
Transactions suspended	—	967	967	—	1,192	1,192

	$9,597	$118,829	$128,426	$7,390	$123,181	$130,571

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at December 31, 2018		As at December 31, 2017
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance
Net investment in leases	$—	$—	$—	$—
Net financed sales receivables	967	(739)	1,192	(922)

Total	$967	$(739)	$1,192	$(922)

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

The Company’s aged financing receivables are as follows:

	As at December 31, 2018
					Related			Recorded
	Accrued			Billed	Unbilled	Total		Investment
	and			Financing	Recorded	Recorded	Related	Net of
	Current	30-89 Days	90+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$52	$18	$253	$323	$9,274	$9,597	$(155)	$9,442
Net financed sales receivables	1,442	2,066	5,241	8,749	110,080	118,829	(839)	117,990

Total	$1,494	$2,084	$5,494	$9,072	$119,354	$128,426	$(994)	$127,432

	As at December 31, 2017
					Related			Recorded
	Accrued			Billed	Unbilled	Total		Investment
	and			Financing	Recorded	Recorded	Related	Net of
	Current	30-89 Days	90+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$103	$74	$376	$553	$6,837	$7,390	$(155)	$7,235
Net financed sales receivables	3,285	1,399	3,763	8,447	114,734	123,181	(922)	122,259

Total	$3,388	$1,473	$4,139	$9,000	$121,571	$130,571	$(1,077)	$129,494

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at December 31, 2018
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$28	$9	$246	$283	$1,523	$—	$1,806
Net financed sales receivables	558	1,472	5,860	7,890	31,507	—	39,397

Total	$586	$1,481	$6,106	$8,173	$33,030	$—	$41,203

	As at December 31, 2017
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$68	$70	$376	$514	$2,287	$—	$2,801
Net financed sales receivables	1,165	743	3,363	5,271	27,430	—	32,701

Total	$1,233	$813	$3,739	$5,785	$29,717	$—	$35,502

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

Impaired Financing Receivables For the Year Ended December 31, 2018
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
With an allowance recorded:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	869	98	(739)	930	—
With no related allowance recorded:
Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—
Total:

Net investment in leases	$—	$—	$—	$—	$—

Net financed sales receivables	$869	$98	$(739)	$930	$—

Impaired Financing Receivables
For the Year Ended December 31, 2017
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
With an allowance recorded:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	1,050	142	(922)	684	89
With no related allowance recorded:
Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—
Total:

Net investment in leases	$—	$—	$—	$—	$—

Net financed sales receivables	$1,050	$142	$(922)	$684	$89

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables is as follows:

	Year Ended December 31, 2018
	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:
Beginning balance	$155	$922
Charge-offs	—	(183)
Recoveries	—	—
Provision	—	100

Ending balance	$155	$839

Ending balance: individually evaluated for impairment	$155	$839

Financing receivables:
Ending balance: individually evaluated for impairment	$9,597	$118,829

	Year Ended December 31, 2017
	Net Investment in Leases	Net Financed Sales Receivables
Allowance for credit losses:
Beginning balance	$672	$494
Charge-offs	(517)	(67)
Recoveries	—	—
Provision	—	495

Ending balance	$155	$922

Ending balance: individually evaluated for impairment	$155	$922

Financing receivables:
Ending balance: individually evaluated for impairment	$7,390	$123,181

(d) Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates. A majority portion of the Company’s revenues is denominated in U.S. dollars while a substantial portion of its costs and expenses is denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In China and Japan, the Company has ongoing operating expenses related to its operations in Chinese Renminbi and Japanese yen, respectively. Net cash flows are converted to and from U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Chinese Renminbi, Japanese yen, Canadian dollars and Euros which are converted to U.S. dollars through the spot market. In addition, because IMAX films generate box-office in 80 different countries, unfavourable exchange rates between applicable local currencies, and the U.S. dollar affect the Company’s reported gross box-office and revenues, further impacting the Company’s results of operations. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at December 31, 2018 (the “Foreign Currency Hedges”), with settlement dates throughout 2019 and 2020. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statement of operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the consolidated statement of operations when the forecasted transaction occurs. The Company currently does not hold any derivatives which are not designated as hedging instruments and therefore no gain or loss pertaining to an ineffective portion has been recognized.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s consolidated financial statements:

Notional value of foreign exchange contracts:

	As at December 31,
	2018	2017
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$50,828	$35,170

Fair value of derivatives in foreign exchange contracts:

		As at December 31,
	Balance Sheet Location	2018	2017
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$649	$1,447
	Accrued and other liabilities	(1,851)	(22)

		$(1,202)	$1,425

Derivatives in Foreign Currency Hedging relationships are as follows:

		Years Ended December 31,
		2018	2017	2016
Foreign exchange contracts - Forwards	Derivative (Loss) Gain in OCI (Effective Portion)	$(2,219)	$2,545	$1,049

		$(2,219)	$2,545	$1,049

	Location of Derivative Gain (Loss)
	Reclassified from AOCI	Years Ended December 31,
	into Income (Effective Portion)	2018	2017	2016
Foreign exchange contracts - Forwards	Selling, general and administrative expenses	$408	$824	$(3,078)

		$408	$824	$(3,078)

		Years Ended December 31,
		2018	2017	2016
Foreign exchange contracts - Forwards	Derivative Gain Recognized In and Out of OCI (Effective Portion)	$21	$—	$—

The Company’s estimated net amount of the existing gains as at December 31, 2018 is $1.3 million, which is expected to be reclassified to earnings within the next twelve months.

(e) Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323 and the FASB ASC 320, as appropriate.

As at December 31, 2018, the equity method of accounting is being utilized for investments with a total carrying value of $nil (December 31, 2017 — $nil). The Company’s accumulated losses in excess of its equity investment were $1.6 million as at December 31, 2018 (December 31, 2017 — $2.0 million), and are classified in Accrued and other liabilities. For the year ended December 31, 2018, gross revenues, cost of revenue and net loss for the investment were $1.9 million, $3.0 million and $1.8 million, respectively (2017 — $2.5 million, $3.9 million, and $2.5 million, respectively). The Company has determined it is not the primary beneficiary of this VIE, and therefore this entity has not been consolidated. In a prior year, the Company issued a convertible loan of $1.5 million to this entity with a term of 3 years with an annual effective interest rate of 5.0%. The instrument is classified as an available-for-sale investment due to certain features that allow for conversion to common stock in the entity in the event of certain triggers occurring.

In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under the FASB ASC 320 and is recorded at a fair value of $nil at December 31, 2018 (December 31, 2017 — $nil).

Furthermore, the Company has an investment of $1.0 million (December 31, 2017 — $1.0 million) in the shares of an exchange traded fund. This investment is also classified as an equity investment.

For the year ended December 31, 2018, the Company held investments with a total value of $3.5 million in the preferred shares of enterprises which meet the criteria for classification as an equity security under FASB ASC 325, carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million at December 31, 2018 (December 31, 2017 — $1.0 million).

The total carrying value of investments in new business ventures at December 31, 2018 and 2017 is $3.5 million and $3.5 million, respectively, and is recorded in Other Assets.

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

The following assumptions were used to determine the obligation and cost of the Company’s SERP at the plan measurement dates:

	As at December 31,
	2018	2017	2016
Discount rate	3.14%	2.22%	2.18%
Lump sum interest rate:
First 20 years	3.09%	2.39%	1.87%
Thereafter	2.84%	2.60%	2.37%
Cost of living adjustment on benefits	1.20%	1.20%	1.20%

The amounts accrued for the SERP are determined as follows:

	Years Ended December 31,
	2018	2017
Projected benefit obligation:
Obligation, beginning of year	$19,003	$19,580
Interest cost	422	427
Actuarial gain	(1,448)	(1,004)

Obligation, end of year and unfunded status	$17,977	$19,003

The following table provides disclosure of the pension benefit obligation recorded in the consolidated balance sheets:

	As at December 31,
	2018	2017
Accrued benefits cost	$(17,977)	$(19,003)
Accumulated other comprehensive (gain) loss	(1,287)	161

Net amount recognized in the consolidated balance sheets	$(19,264)	$(18,842)

The following table provides disclosure of pension expense for the SERP for the years ended December 31:

	Years ended December 31,
	2018	2017	2016
Interest cost	$422	$427	$261

Pension expense	$422	$427	$261

The accumulated benefit obligation for the SERP was $18.0 million at December 31, 2018 (2017 — $19.0 million).

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2018	2017	2016
Unrealized actuarial (gain) loss	$(1,287)	$161	$1,165

No contributions were made for the SERP during 2018. The Company expects interest costs of $0.6 million to be recognized as a component of net periodic benefit cost in 2019.

The following benefit payments are expected to be made as per the current SERP assumptions and the terms of the SERP in each of the next five years, and in the aggregate:

2019	$—
2020	18,831
2021	—
2022	—
2023	—
Thereafter	—

$18,831

(b) Defined Contribution Pension Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During 2018, the Company contributed and expensed an aggregate of $1.2 million (2017 — $1.2 million; 2016 — $1.2 million) to its Canadian plan and an aggregate of $0.5 million (2017 — $0.7 million; 2016 — $0.6 million) to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

The Company maintained a Retirement Plan covering Greg Foster, former CEO of IMAX Entertainment and Senior Executive Vice President of the Company. Under the terms of his agreement with the Company, the plan will vest in full if Mr. Foster incurs a separation of service (as defined therein). In the fourth quarter of 2018, Mr. Foster incurred a separation from service, and as such, his Retirement Plan benefits became fully vested as at December 31, 2018 and the accelerated costs were recognized and reflected in the executive transition costs line on the consolidated statement of operations. As at December 31, 2018, the Company had an unfunded benefit obligation recorded of $3.6 million (December 31, 2017 — $1.0 million). Subsequent to year end, the retirement benefit obligation was fully funded. During 2018, the Company expensed an aggregate of $2.6 million (2017 — $0.5 million; 2016 — $0.5 million), of which $0.7 million was recorded in selling, general and administrative expenses as it relates to service performed in 2018, the remaining $1.9 million is recorded in executive transition costs.

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

The amounts accrued for the plan are determined as follows:

	As at December 31,
	2018	2017
Obligation, beginning of year	$698	$647
Interest cost	24	26
Benefits paid	(24)	(21)
Actuarial (gain) loss	(59)	46

Obligation, end of year	$639	$698

The following details the net cost components, all related to continuing operations, and underlying assumptions of postretirement benefits other than pensions:

	Years Ended December 31,
	2018	2017	2016
Interest cost	$24	$26	$31
Amortization of actuarial loss	—	—	69

Pension expense	$24	$26	$100

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2018	2017	2016
Unrealized actuarial (gain) loss	$(50)	$9	$(37)

Weighted average assumptions used to determine the benefit obligation are:

	As at December 31,
	2018	2017	2016
Discount rate	4.15%	3.55%	4.10%

Weighted average assumption used to determine the net postretirement benefit expense are:

	Years Ended December 31,
	2018	2017	2016
Discount rate	3.55%	4.10%	4.20%

The following benefit payments are expected to be made as per the current plan assumptions in each of the next five years:

2019	$26
2020	34
2021	37
2022	40
2023	20
Thereafter	482

Total	$639

(d) Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees upon meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits.

The amounts accrued for the plan are determined as follows:

	As at December 31,
	2018	2017
Obligation, beginning of year	$1,678	$1,745
Interest cost	53	65
Benefits paid	(104)	(79)
Actuarial gain	(26)	(171)
Unrealized foreign exchange (gain) loss	(114)	118

Obligation, end of year	$1,487	$1,678

The following details the net cost components, all related to continuing operations, and underlying assumptions of postretirement benefits other than pensions:

	Years Ended December 31,
	2018	2017	2016
Interest cost	$53	$65	$68

Pension expense	$53	$65	$68

The following amounts were included in accumulated other comprehensive income and will be recognized as components of net periodic benefit cost in future periods:

	As at December 31,
	2018	2017	2016
Unrealized actuarial loss	$156	$182	$353

The Company expects interest costs of less than $0.1 million to be recognized as a component of net periodic benefit cost in 2019.

Weighted average assumptions used to determine the benefit obligation are:

	As at December 31,
	2018	2017	2016
Discount rate	3.35%	3.35%	3.65%

Weighted average assumptions used to determine the net postretirement benefit expense are:

	Years Ended December 31,
	2018	2017	2016
Discount rate	3.35%	3.65%	3.75%

The following benefit payments are expected to be made as per the current plan assumptions in each of the next five years:

2019	$89
2020	93
2021	93
2022	97
2023	96
Thereafter	1,019

Total	$1,487

22. Non-Controlling Interests

(a) IMAX China Non-Controlling Interest

The Company indirectly owns approximately 67.96% of IMAX China, whose shares trade on the Hong Kong Stock Exchange. IMAX China remains a consolidated subsidiary of the Company.

On January 17, 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, as an investor entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) (as the issuer) and Morgan Stanley Asia Limited (as a sponsor, underwriter and the underwriters’ representative). Pursuant to this agreement, IMAX China (Hong Kong), Limited agreed to invest $15.0 million to subscribe for a certain number of shares of Maoyan at the final offer price pursuant to the global offering of the share capital of Maoyan, and this investment would be subject to, among other restrictions, a lock-up period of six months following the date of the global offering. On February 4, 2019, Maoyan completed its global offering, upon which, IMAX China (Hong Kong), Limited became a 0.706% shareholder in Maoyan.

(b) Other Non-Controlling Interests

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014, and has reached its maximum contribution. The Company sees the Original Film Fund as a vehicle designed to generate a continuous, steady flow of high-quality documentary content. As at December 31, 2018, the Original Film Fund invested $20.9 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

The Company also established its VR Fund among the Company, its subsidiary IMAX China and other strategic investors to help finance the creation of interactive VR content experiences for use across all VR platforms, including in the pilot IMAX VR Centers. The VR Fund helped finance the production of one interactive VR experience, which debuted exclusively in the pilot IMAX VR Centers in November 2017 before being made available to other VR platforms. As at December 31, 2018, the Company invested $4.0 million toward the development of VR content. In December 2018, the Company announced, in connection with its strategic review of its VR pilot initiative, that it had decided to close its remaining VR locations and write-off certain VR content investments. Subsequent to year end, the Company has also decided dissolve the VR Fund and not actively pursue any additional VR opportunities at this time. For additional details see Note 24.

Balance as at January 1, 2016	$3,307
Issuance of subsidiary shares to non-controlling interests	2,479
Net loss	(806)

Balance as at January 1, 2017	$4,980
Net loss	(3,627)

Balance as at December 31, 2017	$1,353
Issuance of subsidiary shares to non-controlling interests	7,796
Net loss	(2,710)

Balance as at December 31, 2018	$6,439

23. Executive Transition Costs

In the fourth quarter of 2018, the Company recognized executive transition costs of $3.0 million associated with the separation of the former CEO of IMAX Entertainment and Senior Executive Vice President of the Company. The costs include $1.9 million of accelerated costs related to retirement benefits which became vested in full. Additional expenses of $1.1 million have been recorded for severance, bonus and stock-based compensation which relate to the exit of the executive and other executives.

24. Exit costs, restructuring charges and associated impairments

The Company recognized the following charges in its consolidated statements of operations for the year ended December 31, 2018:

	2018	2017
Restructuring charges	$2,405	$9,895
Asset impairments	6,432	5,553
Costs to exit an operating lease	619	726
Other	86	—

	$9,542	$16,174

(a) Costs to exit an operating lease

In December 2018, the Company announced that it would be closing all remaining VR locations. As the premises lease was non-cancellable until the end of the term and pursuant to FASB ASC 420 “Exit or Disposal Cost Obligations”, the Company has recognized a new business segment expense of $0.6 million for the year ended December 31, 2018.

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

(b) Restructuring charges

In December 2018, the Company performed a strategic review of its virtual reality pilot initiative, and has decided to close its remaining VR locations. In addition, as part of the Company’s ongoing efforts to decrease costs, the Company has reduced certain functions and has realigned resources.

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

In connection with the Company’s restructuring initiatives, the Company incurred $2.4 million and $9.9 million in restructuring charges for the year ended December 31, 2018 and 2017. A summary of the restructuring costs by reporting groups identified by nature of product sold, or service provided as disclosed in note 19 recognized during the year ended December 31, 2018 are as follows:

	2018	2017
Corporate	$1,529	$5,369
IMAX DMR	611	1,699
Theater system maintenance	215	930
New business	50	662
IMAX systems	—	546
Joint revenue sharing arrangements	—	120
Film post-production	—	21
Other	—	548

	$2,405	$9,895

The following table sets forth a summary of restructuring accrual activities for the year ended December 31:

Employee Severance and Benefits
Balance as at December 31, 2016	$—
Restructuring charges	9,895
Cash payments	(7,146)
Other movements	(528)

Balance as at December 31, 2017	$2,221
Restructuring charges	2,405
Cash payments	(2,690)

$1,936

(c) Associated Impairments

As a result of the cost reduction plan discussed above, the Company recognized costs associated with the retirement of certain long-lived assets pursuant to the FASB ASC 410-20, “Asset retirement and environmental obligations” and ASC 360-10, “Property, plant and equipment”. The following impairments for the year ended December 31, 2018 and 2017 are a direct result of the exit activities described in (a) above.

	2018	2017
Property, plant and equipment	$3,680	$3,696
Other assets	2,565	1,522
Prepaid expenses	121	—
Intangible assets	66	—
Film assets	—	335

	$6,432	$5,553

In the year ended December 31, 2016, the Company did not recognize any exit costs or associated impairments.

25. Selected Quarterly Financial Information (Unaudited)

	2018
(in thousands of U.S. dollars, except per share amounts)	Q1	Q2	Q3	Q4
Revenues	$84,984	$98,345	$82,108	$108,964
Costs and expenses applicable to revenues	34,292	37,941	39,917	54,322

Gross margin	$50,692	$60,404	$42,191	$54,642

Net income	$12,067	$10,255	$7,502	$3,771

Net income attributable to common shareholders	$8,505	$7,625	$5,020	$1,694

Net income per share attributable to common shareholders:
Net income per share - basic	$0.13	$0.12	$0.08	$0.03
Net income per share - diluted	$0.13	$0.12	$0.08	$0.03

	2017
	Q1	Q2	Q3	Q4
Revenues	$68,657	$87,758	$98,800	$125,552
Costs and expenses applicable to revenues	32,886	38,299	58,932	65,404

Gross margin	$35,771	$49,459	$39,868	$60,148

Net income (loss)	$(887)	$1,809	$2,898	$8,698

Net income (loss) attributable to common shareholders	$75	$(1,712)	$(850)	$4,831

Net income per share attributable to common shareholders:
Net income (loss) per share - basic	$—	$(0.03)	$(0.01)	$0.08
Net income (loss) per share - diluted	$—	$(0.03)	$(0.01)	$0.08

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at December 31, 2018 and has concluded that, as at the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting, as at December 31, 2018, and has concluded that such internal control over financial reporting were effective as at that date.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, and issued an unqualified opinion thereon, as stated in their report, which appears in Item 8 of Part II of this 2018 Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm, which covers both the financial statements and financial statement schedule in (a)(2), is included under Item 8 in Part II of this 2018 Form 10-K.

(a)(2) Financial Statement Schedules

Financial statement schedule for each year in the three-year period ended December 31, 2018.

II. Valuation and Qualifying Accounts.

(a)(3) Exhibits

The items listed as Exhibits 10.1 to 10.32, 10.36, 10.38, 10.39 relate to management contracts or compensatory plans or arrangements.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of IMAX Corporation, dated July 30, 2013.	10-Q	001-35066	3.1	10/24/13

3.2	By-Law No. 1 of IMAX Corporation, enacted on June 2, 2014.	8-K	001-35066	3.2	6/3/14

4.1	Shareholders’ Agreement, dated as of January 3, 1994, among WGIM Acquisition Corporation, the Selling Shareholders as defined therein, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., Bradley J. Wechsler, Richard L. Gelfond and Douglas Trumbull (the “Selling Shareholders’ Agreement”).	10-K	001-35066	4.1	2/21/13

4.2	Amendment, dated as of March 1, 1994, to the Selling Shareholders’ Agreement.	10-K	001-35066	4.2	2/21/13

4.3	Registration Rights Agreement, dated as of February 9, 1999, by and among IMAX Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond.	10-K	001-35066	4.3	2/21/13

10.1	Stock Option Plan of IMAX Corporation, dated June 18, 2008.	10-K	001-35066	10.1	2/24/16

10.2	IMAX Corporation Amended and Restated Long Term Incentive Plan, dated June 6, 2016.	8-K	001-35066	10.1	6/7/16

10.3	IMAX Corporation Form of Stock Option Award Agreement.	10-Q	001-35066	10.41	7/20/16

10.4	IMAX Corporation Form of Restricted Stock Unit Award Agreement.	10-Q	001-35066	10.42	7/20/16

10.5	IMAX Corporation Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2006.	10-K	001-35066	10.2	2/21/13

10.6	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.3	2/21/13

10.7	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.4	2/21/13

10.8	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.5	2/24/12

10.9	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.6	2/24/12

10.10	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.8	2/20/14

10.11	Services Agreement, dated December 11, 2008, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.9	2/19/15

10.12	Services Agreement Amendment, dated February 14, 2011, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.10	2/24/16

10.13	Services Agreement Amendment, dated April 1, 2013, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.11	2/20/14

10.14	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.10	2/21/13

10.15	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.11	22/21/13

10.16	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.12	2/24/12

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

10.17	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.13	2/24/12

10.18	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.16	2/20/14

10.19	Amended Employment Agreement, dated December 11, 2008, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.17	2/19/15

10.20	Amended Employment Agreement, dated December 20, 2010, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.18	2/24/16

10.21	Amended Employment Agreement, dated December 12, 2011, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.17	2/24/12

10.22	Employment Agreement, dated January 1, 2014, between IMAX Corporation and Richard L. Gelfond.	10-Q	001-35066	10.12	10/23/14

10.23	First Amending Agreement, dated December 9, 2015, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.21	2/24/16

10.24	Employment Agreement, dated November 8, 2016, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.24	2/23/17

10.25	Employment Agreement, dated September 1, 2016, between IMAX Corporation and Greg Foster.	10-Q	001-35066	10.43	10/23/16

10.26	First Amending Agreement, dated January 25, 2018, between IMAX Corporation and Greg Foster.	10-K	001-35066	10.26	2/27/18

10.27	Nonqualified Retirement Plan Agreement, dated June 6, 2017, between IMAX Corporation and Greg Foster.	10-Q	001-35066	10.42	7/26/17

10.28	Amendment No. 1 to Nonqualified Retirement Plan Agreement, dated September 27, 2017, between IMAX Corporation and Greg Foster.	10-Q	001-35066	10.43	10/26/17

10.29	Split-Dollar Agreement, dated July 1, 2017, between IMAX Corporation and Greg Foster.	10-Q	001-35066	10.44	10/26/17

10.30	Employment Agreement, dated December 18, 2017, between IMAX Corporation and Robert D. Lister.	10-K	001-35066	10.30	2/27/18

10.31	Employment Agreement, dated June 6, 2016 between IMAX Corporation and Patrick McClymont.	10-Q	001-35066	10.40	7/20/16

10.32	Statement of Directors’ Compensation, dated June 11, 2013.	10-Q	001-35066	10.26	7/25/13

10.33	Construction Loan Agreement, dated October 6, 2014, between IMAX PV Development, Inc., Wells Fargo Bank, National Association and the financial institutions referred to therein.	10-Q	001-35066	10.45	10/23/14

10.34	Securities Purchase Agreement, dated as of May 5, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust.	10-K	001-35066	10.43	2/20/14

10.35	Amendment No. 1 to Securities Purchase Agreement, dated December 1, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust.	10-K	001-35066	10.35	2/19/15

10.36	Employment Agreement, dated March 23, 2018, between IMAX Corporation and Don Savant.	10-Q	001-35066	10.37	5/1/18

10.37	Fifth Amended and Restated Credit Agreement, dated June 28, 2018, by and between IMAX Corporation, the Guarantors referred to therein, the Lenders referred to therein, and Wells Fargo Bank, National Association, as Administrative Agent.	10-Q	001-35066	10.38	7/25/18

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

10.38	Form of Director Indemnification Agreement.	10-Q	001-35066	10.39	7/25/18

10.39	Amended Employment Agreement, dated September 28, 2018, between IMAX Corporation and Don Savant.	10-Q	001-35066	10.40	10/25/18

*21	Subsidiaries of IMAX Corporation.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney of certain directors.

*31.1	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated February 26, 2019, by Richard L. Gelfond.

*31.2	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002, dated February 26, 2019, by Patrick McClymont.

*32.1	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated February 26, 2019, by Richard L. Gelfond.

*32.2	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, dated February 26, 2019, by Patrick McClymont.

*	Filed herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

By	/s/ PATRICK MCCLYMONT
Patrick McClymont
Executive Vice-President & Chief Financial Officer

Date: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2019.

/s/ RICHARD L. GELFOND	/s/ PATRICK MCCLYMONT	/s/ JEFFREY VANCE
Richard L. Gelfond Chief Executive Officer & Director (Principal Executive Officer)	Patrick McClymont Executive Vice President & Chief Financial Officer (Principal Financial Officer)	Jeffrey Vance Senior Vice-President, Finance & Controller (Principal Accounting Officer)

*	*	*
Bradley J. Wechsler Chairman of the Board & Director	Neil S. Braun Director	Eric A. Demirian Director

*	*	*
David W. Leebron Director	Michael Lynne Director	Michael MacMillan Director

*	*	*
Kevin Douglas Director	Dana Settle Director	Darren D. Throop Director

By	* /s/ PATRICK MCCLYMONT
Patrick McClymont
(as attorney-in-fact)

IMAX CORPORATION

Schedule II

Valuation and Qualifying Accounts

(In thousands of U.S. dollars)

	Balance at beginning of year	Additions/ (recoveries) charged to expenses	Other additions/ (deductions)(1)	Balance at end of year
Allowance for net investment in leases
Year ended December 31, 2016	$672	$—	$—	$672
Year ended December 31, 2017	$672	$(517)	$—	$155
Year ended December 31, 2018	$155	$—	$—	$155
Allowance for financed sale receivables
Year ended December 31, 2016	$568	$(75)	$1	$494
Year ended December 31, 2017	$494	$428	$—	$922
Year ended December 31, 2018	$922	$(83)	$—	$839
Allowance for doubtful accounts receivable
Year ended December 31, 2016	$1,146	$771	$(667)	$1,250
Year ended December 31, 2017	$1,250	$1,967	$(1,604)	$1,613
Year ended December 31, 2018	$1,613	$3,030	$(1,469)	$3,174
Inventories valuation allowance
Year ended December 31, 2016	$3,342	$—	$—	$3,342
Year ended December 31, 2017	$3,342	$500	$44	$3,886
Year ended December 31, 2018	$3,886	$250	$(251)	$3,885
Deferred income tax valuation allowance
Year ended December 31, 2016	$326	$(129)	$—	$197
Year ended December 31, 2017	$197	$—	$—	$197
Year ended December 31, 2018	$197	$—	$—	$197

(1)	Deductions represent write-offs of amounts previously charged to the provision.