Form 10-Q
period 2019-03-31
IMAX CORP
filed 2019-04-26
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2019
Common stock, no par value	61,290,683

IMAX CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its consolidated subsidiaries (the “Company”) and expectations regarding the Company’s future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; risks related to the Company’s growth and operations in China; the performance of IMAX DMR films; the signing of theater system agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates; competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks relating to recent consolidation among commercial exhibitors and studios; risks related to new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security and data privacy; risks related to the Company’s inability to protect the Company’s intellectual property; general economic, market or business conditions; the failure to convert theater system backlog into revenue; changes in laws or regulations; the failure to fully realize the projected cost savings and benefits from any of the Company’s restructuring initiatives; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$123,084	$141,590
Accounts receivable, net of allowance for doubtful accounts of $3,788 (December 31, 2018 — $3,174)	93,913	93,309
Financing receivables, net of allowance for uncollectible amounts	125,915	127,432
Variable consideration receivable from contracts	36,657	35,985
Inventories	44,814	44,560
Prepaid expenses	10,757	10,294
Film assets	16,552	16,367
Property, plant and equipment	302,214	280,658
Other assets	36,596	19,019
Deferred income taxes	30,503	31,264
Other intangible assets	33,187	34,095
Goodwill	39,027	39,027

Total assets	$893,219	$873,600

Liabilities
Bank indebtedness	$57,850	$37,753
Accounts payable	22,106	32,057
Accrued and other liabilities	99,360	97,724
Deferred revenue	106,328	106,709

Total liabilities	285,644	274,243

Commitments and contingencies

Non-controlling interests	6,329	6,439

Shareholders’ equity
Capital stock common shares — no par value. Authorized — unlimited number. 61,481,716 issued and 61,290,683 outstanding (December 31, 2018 — 61,478,168 issued and 61,433,589 outstanding)	423,114	422,455
Less: Treasury stock, 191,033 shares at cost (December 31, 2018 — 44,579)	(4,207)	(916)
Other equity	176,587	179,595
Accumulated deficit	(77,120)	(85,385)
Accumulated other comprehensive loss	(2,562)	(3,588)

Total shareholders’ equity attributable to common shareholders	515,812	512,161
Non-controlling interests	85,434	80,757

Total shareholders’ equity	601,246	592,918

Total liabilities and shareholders’ equity	$893,219	$873,600

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues
Equipment and product sales	$15,200	$19,513
Services	44,147	44,746
Rentals	18,170	18,202
Finance income	2,681	2,523

	80,198	84,984

Costs and expenses applicable to revenues
Equipment and product sales	9,435	7,972
Services	19,243	20,351
Rentals	6,380	5,969

	35,058	34,292

Gross margin	45,140	50,692
Selling, general and administrative expenses	27,649	27,959
Research and development	1,136	3,592
Amortization of intangibles	1,075	892
Receivable provisions, net of recoveries	431	451
Exit costs, restructuring charges and associated impairments	850	702

Income from operations	13,999	17,096
Retirement benefits non-service expense	(160)	(124)
Interest income	570	247
Interest expense	(681)	(494)

Income from operations before income taxes	13,728	16,725
Movements in fair value of financial instruments	2,491	—
Provision for income taxes	(3,648)	(4,453)
Loss from equity-accounted investments, net of tax	(84)	(205)

Net income	12,487	12,067
Less: net income attributable to non-controlling interests	(4,222)	(3,562)

Net income attributable to common shareholders	$8,265	$8,505

Net income per share attributable to common shareholders - basic and diluted:

Net income per share — basic and diluted	$0.13	$0.13

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income	$12,487	$12,067

Unrealized net gain (loss) from cash flow hedging instruments	68	(1,007)
Realization of cash flow hedging net loss (gain) upon settlement	319	(220)
Foreign currency translation adjustments	1,085	2,052

Other comprehensive income, before tax	1,472	825
Income tax (expense) benefit related to other comprehensive income	(101)	321

Other comprehensive income, net of tax	1,371	1,146

Comprehensive income	13,858	13,213
Less: Comprehensive income attributable to non-controlling interests	(4,567)	(4,220)

Comprehensive income attributable to common shareholders	$9,291	$8,993

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash (used in) provided by:
Operating Activities
Net income	$12,487	$12,067
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	14,211	13,521
Write-downs, net of recoveries	697	1,036
Change in deferred income taxes	688	(465)
Stock and other non-cash compensation	4,524	5,141
Unrealized foreign currency exchange (gain) loss	(24)	35
Movement in fair value of financial instruments	(2,491)	—
Loss from equity-accounted investments	183	106
(Gain) loss on non-cash contribution to equity-accounted investees	(99)	99
Investment in film assets	(3,740)	(6,259)
Changes in other non-cash operating assets and liabilities	(27,105)	(9,818)

Net cash (used in) provided by operating activities	(669)	15,463

Investing Activities
Purchase of property, plant and equipment	(2,237)	(6,588)
Investment in joint revenue sharing equipment	(9,716)	(4,810)
Acquisition of other intangible assets	(540)	(555)
Investment in equity securities	(15,153)	—

Net cash used in investing activities	(27,646)	(11,953)

Financing Activities
Increase in bank indebtedness	35,000	—
Repayment of bank indebtedness	(15,000)	(500)
Settlement of restricted share units and options	(4,987)	(173)
Treasury stock purchased for future settlement of restricted share units	(4,207)	(5,992)
Repurchase of subsidiary shares from a non-controlling interest	(1,767)	—
Taxes withheld and paid on employee stock awards vested	(219)	(1,028)
Common shares issued - stock options exercised	803	—
Repurchase of common shares	—	(13,396)
Issuance of subsidiary shares to a non-controlling interest	—	4,449

Net cash provided by (used in) financing activities	9,623	(16,640)

Effects of exchange rate changes on cash	186	(16)

Decrease in cash and cash equivalents during period	(18,506)	(13,146)

Cash and cash equivalents, beginning of period	141,590	158,725

Cash and cash equivalents, end of period	$123,084	$145,579

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Adjustments to capital stock:
Balance, beginning of period	$421,539	$440,664
Change in shares held in treasury	(3,291)	(859)
Employee stock options exercised	636	—
Fair value of stock options exercised at the grant date	23	—
Average carrying value of repurchased and retired common shares	—	(4,494)

Balance, end of period	418,907	435,311

Adjustments to other equity:
Balance, beginning of period	179,595	175,300
Employee stock options granted	2,106	1,429
Paid-in-capital for restricted share units granted	2,411	3,398
Paid-in-capital for restricted share units vested	(5,902)	(6,261)
Cash received from the issuance of common shares in excess of par value	167	—
Fair value of stock options exercised at the grant date	(23)	—
Repurchase of subsidiary shares from a non-controlling interest	(1,767)	—

Balance, end of period	176,587	173,866

Adjustments to accumulated deficit:
Balance, beginning of period	(85,385)	(87,592)
Retrospective adoption of ASC Topic 606, Revenue from Contracts with Customers	—	27,571
Net income attributable to common shareholders	8,265	8,505
Common shares repurchased and retired	—	(8,902)

Balance, end of period	(77,120)	(60,418)

Adjustments to accumulated other comprehensive loss:
Balance, beginning of period	(3,588)	(626)
Other comprehensive income, net of tax	1,026	488

Balance, end of period	(2,562)	(138)

Adjustments to non-controlling interests:
Balance, beginning of period	80,757	74,511
Retrospective adoption of ASC Topic 606, Revenue from Contracts with Customers	—	377
Net income attributable to non-controlling interests	4,332	3,893
Other comprehensive income, net of tax	345	658

Balance, end of period	85,434	79,439

Total Shareholders’ Equity	$601,246	$628,060

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

The Company has ten film production companies that are VIEs. For five of the Company’s film production companies, the Company has determined that it is the primary beneficiary of these entities as the Company has the power to direct the activities of the respective VIE that most significantly impact the respective VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the respective VIE or the right to receive benefits from the respective VIE that could potentially be significant to the respective VIE. The majority of these consolidated assets are held by the IMAX Original Film Fund (the “Original Film Fund”) as described in note 16(b). For the other five film production companies which are VIEs, the Company does not consolidate these film entities since it does not have the power to direct activities and does not absorb the majority of the expected losses or expected residual returns. The Company used the equity method of accounting for these entities. A loss in value of an investment other than a temporary decline is recognized as a charge to the condensed consolidated statements of operations.

Total assets and liabilities of the Company’s consolidated VIEs are as follows:

	March 31,	December 31,
	2019	2018
Total assets	$11,783	$12,203
Total liabilities	$14,493	$11,573

Total assets and liabilities of the VIE entities which the Company does not consolidate are as follows:

	March 31,	December 31,
	2019	2018
Total assets	$447	$447
Total liabilities	$368	$362

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

These interim financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2018 Annual Report on Form 10-K for the year ended December 31, 2018 (“the 2018 Form 10-K”) which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company’s financial statements for the year ended December 31, 2018, except as noted below.

2.	New Accounting Standards and Accounting Changes

Adoption of New Accounting Policies

The Company adopted several standards including the following material standards on January 1, 2019, which are effective for annual periods ending after December 31, 2018, and for annual and interim periods thereafter.

In 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASC Topic 842”). The Company adopted 2016-02 and several associated ASUs on January 1, 2019. See note 3 for a further discussion of the Company’s adoption of ASC Topic 842.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The adoption of this standard will be applied prospectively and did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The adoption of this standard will be applied prospectively and did not have an impact on the Company, see note 15(d) for additional disclosure regarding the Company’s hedging arrangements.

Recently Issued FASB Accounting Standard Codification Updates

In March 2019, the FASB issued ASU No. 2019-02, “Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350)” (“ASU 2019-02”). The purpose of ASU 2019-02 is to align the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization, as well as requiring an entity to reassess estimates of the use of a film in a film group. In addition, ASU 2019-02 will require an entity to test for impairment at a film group level if it is predominantly monetized with other films. Amendments in this update would be applied prospectively, and for public entities, the amendments in ASU 2019-02 are effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact of ASU 2019-02 on its condensed consolidated financial statements.

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

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. Accounting standards updates that are not noted above were assessed and determined to be not applicable or not significant to the Company’s condensed consolidated financial statements for the period ended March 31, 2019.

3.	Adoption of ASC Topic 842, Leases, effective January 1, 2019

On January 1, 2019, the Company adopted ASC Topic 842 “Leases”. The standard was issued to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.

As a lessee, the adoption of the standard resulted in the Company recording a net increase to net lease assets and lease liabilities of approximately $17.5 million as at January 1, 2019. The gross right-of-use assets and lease liabilities amounted to $20.0 million, while prepaid expenses of less than $0.1 million and unamortized lease inducements and other accruals of $2.5 million were reclassed from accrued liabilities to offset the applicable right-of-use asset. The Company mainly leases office and warehouse storage space. Office equipment is generally purchased outright. Adoption of ASC Topic 842 did not change the lease classification of its leases. The leases continue to be classified as operating leases similar to the guidance under ASC Topic 840. The adoption of ASC Topic 842 did not materially impact the Company’s net earnings and had no impact on cash flows.

As a lessor, a number of the Company’s leases of IMAX theater systems are classified as sales-type leases. The accounting treatment of its lease arrangements for IMAX theater systems has not changed under Topic ASC 842 as compared to guidance under ASC Topic 840, as the Company has very few sales-type leases with variable consideration tied to an index.

The Company adopted ASC Topic 842, utilizing the modified retrospective transition method, which allowed the Company to adopt the standard as of the date of initial application. Prior year comparative amounts are not required to be restated and are presented in accordance with ASC Topic 840, “Leases” or other applicable standards effective prior to January 1, 2019. The Company has elected the ‘package of practical expedients’ permitted under the transition guidance within ASC Topic 842, which permits the Company to carry forward the historical lease classification and not reassess whether any expired or existing contracts are or contain leases. In addition, the Company is not required to reassess initial direct costs for any existing leases. The Company did not elect the land easements and the use of hindsight practical expedients in determining the lease term for existing leases. ASC Topic 842 also provides practical expedients for an entity’s ongoing accounting. The Company has elected the short-term lease recognition exemption for all leases that qualify. As a result, for those leases with a term of less than 12 months, it will not recognize right-of-use assets or lease liabilities. The Company also elected the practical expedient to not separate lease and non-lease components for all of its leases regardless of whether the Company is the lessee or a lessor to the lease.

The following table presents the impact from the adoption of ASC Topic 842 on the Company’s assets and liabilities in the condensed consolidated balance sheet:

	Balance at		Balance at
	December 31,	ASC Topic 842	January 1,
	2018	Adjustments	2019
Assets
Property, plant and equipment	$280,658	$17,462	$298,120
Prepaid expenses	10,294	(36)	10,258

Liabilities
Accrued and other liabilities	97,724	17,426	115,150

4.	Lease Arrangements and Financing Receivables

IMAX Corporation as a Lessor:

A number of the Company’s leases are classified as sales-type leases for transactions related to the lease of IMAX theater systems. Certain arrangements that are legal sales are also classified as sales-type leases as certain clauses within the arrangements limit transfer of title or provide the Company with conditional rights to the system. The customer’s rights under the Company’s lease arrangements are described in note 2(m) in the Company’s 2018 Form 10-K. The Company classifies its lease arrangements at inception of the arrangement and, if required, after a modification of the lease arrangement, to determine whether they are sales-type leases or operating leases. Under the Company’s lease arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s lease portfolio terms are typically non-cancellable for 10 to 20 years with renewal provisions from inception. Except for those sales arrangements that are classified as sales-type leases, the Company’s leases generally do not contain an automatic transfer of title at the end of the lease term. The Company’s lease arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty generally after the first year of the lease until the end of the lease term. The customer is responsible for obtaining insurance coverage for the theater systems commencing on the date specified in the arrangement’s shipping terms and ending on the date the theater systems are delivered back to the Company.

The Company has assessed the nature of its joint revenue sharing arrangements and concluded that, based on the guidance in the Revenue Recognition Topic of the ASC, the arrangements contain a lease. Under joint revenue sharing arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s joint revenue sharing arrangements are typically non-cancellable for 10 years or longer with renewal provisions. Title to equipment under joint revenue sharing arrangements does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the theater systems commencing on the date specified in the arrangement’s shipping terms and ending on the date the theater systems are delivered back to the Company. See additional details regarding the Company’s traditional and hybrid joint revenue sharing arrangements as described in note 2(m) in the Company’s 2018 Form 10-K.

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	March 31,	December 31,
	2019	2018
Gross minimum lease payments receivable	$9,776	$10,499
Unearned finance income	(793)	(902)

Minimum lease payments receivable	8,983	9,597
Accumulated allowance for uncollectible amounts	(155)	(155)

Net investment in leases	8,828	9,442

Gross financed sales receivables	153,139	155,044
Unearned finance income	(35,213)	(36,215)

Financed sales receivables	117,926	118,829
Accumulated allowance for uncollectible amounts	(839)	(839)

Net financed sales receivables	117,087	117,990

Total financing receivables	$125,915	$127,432

Net financed sales receivables due within one year	$27,836	$26,911
Net financed sales receivables due after one year	$89,251	$91,079

As at March 31, 2019, the financed sale receivables had a weighted average effective interest rate of 9.0% (December 31, 2018 — 9.1%). As at March 31, 2019, sales-type lease arrangements had a weighted average effective interest rate of 7.9% and weighted average remaining lease term of 7.2 years (December 31, 2018 — 8.0% and 7.3 years, respectively).

IMAX Corporation as a Lessee:

The Company mainly leases office and warehouse storage space and office equipment is generally purchased outright. Leases with an initial term of less than 12 months are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 5 years or more. The Company assumed that it was reasonably certain that the renewal options on its warehouse leases would be exercised, based on previous history and knowledge, current understanding of future business needs and level of investment in leasehold improvements among other considerations. The incremental borrowing rate used in the calculation of the lease liability is based on the location of each leased property. None of the Company’s leases include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company rents or subleases certain office space to third parties, which have a remaining term of less than 12 months and are not expected to be renewed.

The components of lease expense are as follows:

		Three Months Ended March 31,
		2019	2018
Operating lease cost (1)	SG&A Expenses	$243	$1,155
Amortization of lease assets	SG&A Expenses	531	—
Interest on lease liabilities	SG&A Expenses	268	—

Total lease cost		$1,042	$1,155

(1)	Includes short-term leases and variable lease costs, which are not significant for the three months ended, March 31, 2019.

Supplemental balance sheet information related to leases are as follows:

		March 31,	January 1,
		2019	2019
Assets
Operating Leases	Property, plant and equipment	$16,991	$17,462

Liabilities
Operating Leases(1)	Accrued and other liabilities	$19,460	$19,960

(1)

The Company recorded lease liabilities of approximately $20.0 million as at January 1, 2019 upon initial adoption of ASC Topic 842. In addition, unamortized lease inducements and other accruals of $2.5 million were reclassed from accrued liabilities to offset against the applicable right-of-use asset.

	March 31,	January 1,
	2019	2019
Weighted-average remaining lease term (years)
Operating Leases	8.1	8.3

Weighted-average discount rate
Operating Leases	5.80%	5.80%

Maturities of lease liabilities are as follows:

Operating Leases
2019 (nine months remaining)	$2,739
2020	3,451
2021	3,047
2022	2,283
2023	2,175
Thereafter	11,310

Total lease payments	$25,005
Less: interest expense	(5,545)

Present value of lease liabilities	$19,460

As of December 31, 2018, under ASC Topic 840, minimum lease payments under non-cancelable operating leases by period were expected to be as follows:

Operating Leases
2019	$3,847
2020	2,790
2021	2,491
2022	1,843
2023	1,759
Thereafter	9,657

Total lease payments	$22,387

5.	Inventories

	March 31,	December 31,
	2019	2018
Raw materials	$29,074	$29,705
Work-in-process	4,082	4,733
Finished goods	11,658	10,122

	$44,814	$44,560

At March 31, 2019, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $2.7 million (December 31, 2018 — $1.9 million).

There were no write-downs for excess and obsolete inventory based on current estimates of net realizable value considering future events and conditions, during the three months ended March 31, 2019 and 2018.

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

Loans under the Credit Facility will bear interest, at the Company’s option, at (i) LIBOR plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement).

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

The Company was in compliance with all of its requirements at March 31, 2019.

Total amounts drawn and available under the Credit Facility at March 31, 2019 were $60.0 million and $240.0 million, respectively (December 31, 2018 — $40.0 million and $260.0 million, respectively). The effective interest rate for the three months ended March 31, 2019 was 3.57% (2018 — n/a).

As at March 31, 2019, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2018 — $nil), under the Credit Facility.

Working Capital Loan

On July 5, 2018, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, entered into an unsecured revolving facility for up to 200.0 million Renminbi (approximately $30.0 million U.S. Dollars) to fund ongoing working capital requirements. The total amounts drawn and available under the working capital loan at March 31, 2019 and December 31, 2018 were nil and 200.0 million Renminbi, respectively ($nil and approximately $30.0 million U.S. Dollars, respectively).

Bank indebtedness includes the following:

	March 31,	December 31,
	2019	2018
Credit Facility	$60,000	$40,000
Deferred charges on debt financing	(2,150)	(2,247)

	$57,850	$37,753

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The net settlement risk on its foreign currency forward contracts was $0.8 million at March 31, 2019, as the notional value exceeded the fair value of the forward contracts. As at March 31, 2019, the Company has $43.9 million in notional value of such arrangements outstanding.

Bank of Montreal Facility

As at March 31, 2019, the Company had available a $10.0 million facility (December 31, 2018 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by Export Development Canada (the “Bank of Montreal Facility”). As at March 31, 2019, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2018 — $nil) under the Bank of Montreal Facility.

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

(a)    In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, consisting of past and future rents owed to the Company, plus interest and costs, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India and on June 10, 2013, the Bombay High Court ruled that it had jurisdiction over the proceeding filed by E-City. The Company appealed that ruling to the Supreme Court of India, and on March 10, 2017, the Supreme Court set aside the Bombay High Court’s judgement and dismissed E-City’s petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties. That matter is currently pending. The Company has also taken steps to enforce the ICC final award outside of India. In December 2011, the Ontario Superior Court of Justice issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application, and in October 2015, the New York Supreme Court recognized the Canadian judgment and entered it as a New York judgment. The Company intends to continue pursuing its rights and seeking to enforce the award, although no assurances can be given with respect to the ultimate outcome.

(b)    In March 2013, IMAX Shanghai received notice from the Shanghai office of the General Administration of Customs (“Customs Authority”) that it had been selected for a customs audit (the “Audit”). In the course of the Audit, the Customs Authority discovered the underpayment by IMAX Shanghai of the freight and insurance portion of the customs duties and taxes applicable to the importation of certain IMAX theater systems during the period from October 2011 through March 2013. Though IMAX Shanghai’s importation agent accepted responsibility for the error giving rise to the underpayment, the matter was transferred first to the Anti-Smuggling Bureau (the “ASB”) of the Customs Authority and then to the Third Division of Shanghai People’s Procuratorate for further review. During the year ended December 31, 2017, at the request of the ASB, IMAX Shanghai paid approximately $0.15 million to the ASB to satisfy the amount owing as a result of the underpayment and accrued approximately $0.3 million in respect of the fines that it believed to be likely to result from the matter. Given that the amount of the underpayment exceeded RMB 200,000, the applicable threshold for treatment as a criminal matter, on August 8, 2018, IMAX Shanghai was informed that its logistics function, but not IMAX Shanghai itself, would face criminal charges. A preliminary court conference was held on September 5, 2018, and hearings took place on October 24, 2018 and January 22, 2019. On March 6, 2019, the Shanghai No. 3 Intermediate People’s Court imposed a fine of RMB 570,000, approximately $85,000 or 75% of the underpayment, on IMAX Shanghai’s logistics function. As of March 31, 2019, this fine has been paid and the legal proceedings were concluded.

(c)    On November 11, 2013, Giencourt Investments, S.A. (“Giencourt”) initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida, based on alleged breaches by the Company of its theater agreement and related license agreement with Giencourt. An arbitration hearing for witness testimony was held during the week of December 14, 2015. At the hearing, Giencourt’s expert identified monetary damages of up to approximately $10.4 million, which Giencourt sought to recover from the Company. The Company asserted a counterclaim against Giencourt for breach of contract and sought to recover lost profits in excess of $24.0 million under the agreements. Subsequently, in December 2015, Giencourt made a motion to the panel seeking to enforce a purported settlement of the matter based on negotiations between Giencourt and the Company. The panel held a final hearing with closing arguments in October 2016. On February 7, 2017, the panel issued a Partial Final Award and on July 21, 2017, the panel issued a Final Award (collectively, the “Award”), which held that the parties had reached a binding settlement, and therefore the panel did not reach the merits of the dispute. The Company strongly disputes that discussions about a potential resolution of this matter amounted to an enforceable settlement. In October 2017, the Company filed a petition to vacate the arbitration award in the United States Court for the Southern District of Florida on various grounds, including that the panel exceeded its jurisdiction. The petition is still pending. At this time, the Company is unable to determine the amounts that it may owe pursuant to the Award, or the timing of any such payments, and therefore no assurances can be given with respect to the ultimate outcome of the matter.

(d)    In addition to the matters described above, the Company is currently involved in other legal proceedings or governmental inquiries which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

(e)    In the normal course of business, the Company enters into agreements that may contain features that meet the definition of a guarantee. The Guarantees Topic of the FASB ASC defines a guarantee to be a contract (including an indemnity) that contingently requires the Company to make payments (either in cash, financial instruments, other assets, shares of its stock or provision of services) to a third party based on (a) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (b) failure of another party to perform under an obligating agreement or (c) failure of another third party to pay its indebtedness when due.

Financial Guarantees

The Company has provided no significant financial guarantees to third parties.

Product Warranties

The Company’s accrual for product warranties, which was recorded as part of accrued and other liabilities in the condensed consolidated balance sheets, was $0.2 million and $0.2 million at March 31, 2019 and December 31, 2018, respectively.

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheets as at March 31, 2019 and December 31, 2018, with respect to this indemnity.

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

The Company defers direct selling costs such as sales commissions and other amounts related to its sale and sales-type lease arrangements until the related revenue is recognized. These costs and direct advertising and marketing, included in costs and expenses applicable to Revenues – Equipment and product sales, totaled $0.5 million for the three months ended March 31, 2019 (2018 — $0.7 million).

Film exploitation costs, including advertising and marketing, totaled $4.5 million for the three months ended March 31, 2019 (2018 — $5.3 million), and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to Revenues – Rentals in the month they are earned. These costs totaled a recovery of $0.2 million for the three months ended March 31, 2019 (2018 — expense of less than $0.1 million). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to Revenues – Rentals as incurred. These costs totaled an expense of $0.2 million for the three months ended March 31, 2019 (2018 — $0.1 million).

(b)	Foreign Exchange

Included in selling, general and administrative expenses for the three months ended March 31, 2019 is a loss of $0.2 million (2018 — loss of $0.1 million) for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities. See note 15(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 35 exhibitors for a total of 1,198 theater systems, of which 809 theaters were operating as at March 31, 2019, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m) of the Company’s 2018 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Revenue — Equipment and product sales and Revenue — Rentals and for the three months ended March 31, 2019 amounted to $20.4 million (2018 — $17.9 million).

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

For the three months ended March 31, 2019, the majority of IMAX DMR revenue was earned from the exhibition of 24 IMAX DMR films (2018 – 22) throughout the IMAX theater network. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m) of the Company’s 2018 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Revenues – Services and for the three months ended March 31, 2019 amounted to $28.0 million (2018 — $27.1 million).

Co-Produced Film Arrangements

In certain film arrangements, the Company co-produces a film with a third party whereby the third party retains the copyright and rights to the film. In some cases, the Company obtains exclusive theatrical distribution rights to the film. Under these arrangements, both parties contribute funding to the Company’s partly-owned subsidiary for the production and distribution of the film and for associated exploitation costs.

As at March 31, 2019, the Company has two significant co-produced film arrangements which represent the VIE total assets balance of $11.8 million and liabilities balance of $14.5 million and three other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) and 2(m) of the Company’s 2018 Form 10-K.

For the three months ended March 31, 2019, expenses totaling $0.2 million (2018 —$0.2 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to Revenues – Services.

As at March 31, 2019, the Company is participating in one significant co-produced television arrangement. This arrangement is not a VIE.

For the three months ended March 31, 2019, revenues of $nil (2018 —$0.4 million) and costs and expenses applicable to revenues of $nil (2018 — $0.4 million) attributable to this collaborative arrangement have been recorded in Revenue – Services and Costs and expenses applicable to Revenues – Services, respectively.

9.	Condensed Consolidated Statements of Cash Flows Supplemental Information

(a)    Depreciation and amortization are comprised of the following:

	Three Months Ended
	March 31,
	2019	2018
Film assets	$3,695	$3,571
Property, plant and equipment
Joint revenue sharing arrangements	5,605	4,840
Other property, plant and equipment	2,936	3,442
Other intangible assets	1,425	1,217
Other assets	433	310
Deferred financing costs	117	141

	$14,211	$13,521

(b)    Write-downs, net of recoveries, are comprised of the following:

	Three Months Ended
	March 31,
	2019	2018
Accounts receivable	$431	$451
Property, plant and equipment (1)	86	421
Joint revenue sharing arrangements (1)	180	126
Other intangible assets	—	38

	$697	$1,036

(1)

The Company recognized asset impairment charges of $0.1 million (2018 — $0.5 million) reflecting property, plant and equipment that were no longer in use. In the three months ended March 31, 2019, the Company recorded a charge of $0.1 million in cost of sales applicable to Equipment and product sales and less than $0.1 million in revenue applicable to Equipment and product sales upon the upgrade of xenon-based digital systems under joint revenue sharing arrangements to laser-based digital systems. No such charge was recorded in the three months ended March 31, 2018.

(c)    Significant non-cash investing and financing activities are comprised of the following:

	Three Months Ended
	March 31,
	2019	2018
Net accruals related to:
Purchases of property, plant and equipment	$(401)	$364
Investment in joint revenue sharing arrangements	200	(20)
Acquisition of other intangible assets	12	5

	$(189)	$349

10.	Income Taxes

(a)	Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or decreases in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. During the quarter ended March 31, 2019, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings as necessary.

As at March 31, 2019, the Company had net deferred income tax assets after valuation allowance of $30.5 million (December 31, 2018 — $31.3 million), which consists of a gross deferred income tax asset of $30.7 million (December 31, 2018 — $31.5 million), against which the Company is carrying a $0.2 million valuation allowance (December 31, 2018 — $0.2 million).

For the quarter ended March 31, 2019, the Company recorded a provision for income taxes of $3.6 million. Included in the provision for income taxes was an expense of $0.4 million related to its provision for uncertain tax positions and an expense of $0.3 million related to its provision for tax shortfalls related to stock-based compensation costs recognized in the period.

In 2018, the Company finalised its accounting related to changes in the U.S. Tax Act. Among other things, the Company has finalised provisional estimates and tax calculations, which included an evaluation of recent interpretations and new guidance issued. No adjustments were recognised during the year ended December 31, 2018, and the provisional re-measurement effect on deferred taxes recorded in the 2017 year reflects the total effect of the changes in the U.S. Tax Act.

The Company has not provided for taxes on cumulative earnings of non-Canadian affiliates and associated companies that have been reinvested indefinitely. Taxes are provided for earnings of non-Canadian affiliates and associated companies when the Company determines that such earnings are no longer indefinitely reinvested.

Cash held outside of North America as at March 31, 2019 was $102.7 million (December 31, 2018 — $121.9 million), of which $53.5 million was held in the People’s Republic of China (“PRC”) (December 31, 2018 — $54.7 million). The Company’s intent is to permanently reinvest these amounts outside of Canada and the Company does not currently anticipate that it will need funds generated from foreign operations to fund North American operations. In the event funds from foreign operations are needed to fund operations in North America and if withholding taxes have not already been previously provided, the Company would be required to accrue and pay these additional withholding tax amounts on repatriation of funds from China to Canada. The Company currently estimates this amount to be $9.2 million (December 31, 2018 — $8.4 million).

(b)	Income Tax Effect on Other Comprehensive Income

The income tax (expense) benefit included in the Company’s other comprehensive income are related to the following items:

	Three Months Ended
	March 31,
	2019	2018
Unrealized change in cash flow hedging instruments	$(83)	$263
Realized change in cash flow hedging instruments upon settlement	(18)	58

	$(101)	$321

11.	Capital Stock

(a)	Stock-Based Compensation

Compensation costs recorded in the condensed consolidated statements of operations for the Company’s stock-based compensation plans were $4.4 million for the three months ended March 31, 2019 (2018 — $4.8 million). The following reflects the stock-based compensation expense recorded to the respective financial statement line items:

	Three Months Ended
	March 31,
	2019	2018
Cost and expenses applicable to revenues	$374	$96
Selling, general and administrative expenses	3,903	4,417
Research and development	85	334
Exit costs, restructuring charges and associated impairments	—	(19)

	$4,362	$4,828

The following reflects a breakdown of the Company’s stock-based compensation expense by each plan type:

	Three Months Ended
	March 31,
	2019	2018
Stock options	$1,907	$1,389
Restricted Share Units	2,110	3,215
China Long Term Incentive Plan Restricted Share Units	279	183
China Options	66	41

	$4,362	$4,828

Stock Option Summary

The following table summarizes certain information in respect of option activity under the Company’s Stock Option Plan (“SOP”) and IMAX Amended and Restated Long Term Incentive Plan (“IMAX LTIP”) for the three months ended March 31:

			Weighted Average Exercise Price Per Share
	Number of Shares
	2019	2018	2019	2018
Options outstanding, beginning of period	5,465,046	5,082,100	$27.63	$29.31
Granted	1,006,931	878,629	20.66	22.06
Exercised	(31,235)	—	20.36	—
Forfeited	(79,055)	(45,164)	23.71	31.13
Expired	(304,472)	(10,000)	25.94	27.09

Options outstanding, end of period	6,057,215	5,905,565	26.64	28.22

Options exercisable, end of period	3,886,592	4,133,351	28.74	29.14

Restricted Share Units (“RSU”) Summary

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP for the three months ended March 31:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2019	2018	2019	2018
RSUs outstanding, beginning of period	1,033,871	995,329	$25.70	$32.80
Granted	540,535	535,362	22.61	20.85
Vested and settled	(228,445)	(257,888)	27.46	32.76
Forfeited	(90,900)	(30,024)	23.77	31.93

RSUs outstanding, end of period	1,255,061	1,242,779	24.18	27.58

Issuer Purchases of Equity Securities

In 2017, the Company’s Board of Directors approved a new $200.0 million share repurchase program for shares of the Company’s common stock. The share repurchase program expires on June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the three months ended March 31, 2019, the Company did not repurchase any common shares (2018 – 654,224 at an average price of $20.46 per share).

In 2018, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China in an amount not to exceed 10% of the total number of issued shares of IMAX China as at May 3, 2018 (35,818,112 shares). The share purchase program expires on the date of the 2019 annual general meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended March 31, 2019, IMAX China repurchased 709,800 common shares at an average price of HKD 19.47 per share (U.S. $2.48).

The total number of shares purchased during the three months ended March 31, 2019 does not include any shares purchased in the administration of employee share-based compensation plans (which amounted to 400,000 common shares (2018 — 300,000 common shares), at an average price of $22.98 per share (2018 — $20.55 per share)).

As at March 31, 2019, the IMAX LTIP trustee held 191,033 shares purchased for $4.2 million in the open market to be issued upon the settlement of RSUs and certain stock options. The shares held with the trustee are recorded at cost and are reported as a reduction against capital stock on the condensed consolidated balance sheet.

(b)	Net Income Per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months Ended
	March 31,
	2019	2018
Net income applicable to common shareholders	$8,265	$8,505

Weighted average number of common shares (000’s):
Issued and outstanding, beginning of period	61,434	64,696
Weighted average number of shares repurchased, net of shares issued, during the period	(57)	(141)

Weighted average number of shares used in computing basic income per share	61,377	64,555
Assumed exercise of stock options and RSUs, net of shares assumed repurchased	182	64

Weighted average number of shares used in computing diluted income per share	61,559	64,619

The calculation of diluted earnings per share for the three months ended March 31, 2019 excludes 6,647,056 shares (2018 — 6,409,364 shares) that are issuable upon the vesting of 639,739 RSUs (2018 — 589,412 RSUs, respectively) and the exercise of 6,007,317 stock options (2018 — 5,819,952 stock options), as the impact would be antidilutive.

12.	Revenue from Contracts with Customers

The Company’s revenue arrangements with certain customers may involve performance obligations consisting of the delivery of a theater system (projector, sound system, screen system and, if applicable, 3D glasses cleaning machine); services associated with the theater system including theater design support, supervision of installation, and projectionist training; a license to use the IMAX brand; 3D glasses; maintenance and extended warranty services; and licensing of films. The Company evaluates all of the performance obligations in an arrangement to determine which are considered distinct, either individually or in a group, for accounting purposes and which of the deliverables represent separate units of accounting based on the applicable accounting guidance in the Leases Topic of the FASB ASC; the Guarantees Topic of the FASB ASC; and the Revenue Recognition Topic of the FASB ASC. If separate units of accounting are either required under the relevant accounting standards or determined to be applicable under the Revenue Recognition Topic, the total transaction price received or receivable in the arrangement is allocated based on the applicable guidance in the above noted standards. The Company’s revenue recognition policies are described in note 2(m) in the Company’s 2018 Form 10-K.

The Company’s arrangements include a requirement for the provision of maintenance services over the life of the arrangement, subject to a consumer price index increase on renewal each year. In circumstances where customers prepay the entire term’s maintenance arrangement, payments are due to the Company for the years after the extended warranty and maintenance services offered as part of the System Obligation expire. Payments upon renewal each year can be either in arrears or in advance, and can vary in frequency from monthly to annually. At March 31, 2019, $14.7 million of consideration has been deferred in relation to outstanding stand ready performance obligations related to these maintenance services (December 31, 2018 — $21.9 million). As the maintenance services are a stand ready obligation, revenue, subject to appropriate constraint, is recognized evenly over the contract term.

In instances where consideration is received prior to performance obligations being satisfied, it is deferred. The majority of the Company’s deferred revenue balance relates to payments for theater systems that have not yet been recognized. The deferred revenue related to an individual theater increases as progress payments are made, and is recognized at the time the system obligation is satisfied. Recognition dates are variable and depend on numerous factors, including some outside of the Company’s control.

The recognition of variable consideration involves a significant amount of judgment. Variable consideration is to be recognized subject to appropriate constraints to avoid a significant reversal of revenue in future periods. The Company will review the variable interest assets on an ongoing basis. In the three months ended March 31, 2019, the Company recorded a true-up of variable consideration of $1.4 million due to the modification of existing arrangements.

The following tables present a breakdown of the Company’s revenues between fixed and variable consideration and lease arrangements:

	Three Months Ended
	March 31, 2019
	Subject to the New Revenue Recognition Standard		Subject to the Lease Standard
	Fixed consideration	Variable consideration	Lease arrangements	Total
Network business
IMAX DMR	$—	$27,950	$—	$27,950
Joint revenue sharing arrangements – contingent rent	—	—	17,857	17,857
IMAX systems – contingent rent	—	—	26	26

	—	27,950	17,883	45,833

Theater business
IMAX systems
Sales and sales-type leases	8,164	2,155	—	10,319
Ongoing fees and finance income	2,869	—	—	2,869
Joint revenue sharing arrangements – fixed fees	—	—	2,539	2,539
Theater system maintenance	12,951	—	—	12,951
Other theater	1,626	—	—	1,626

	25,610	2,155	2,539	30,304

New business	112	722	—	834

Other
Film post-production	1,947	—	—	1,947
Film distribution	—	715	—	715
Other	—	463	102	565

	1,947	1,178	102	3,227

Total	$27,669	$32,005	$20,524	$80,198

	Three Months Ended
	March 31, 2018
	Subject to the New Revenue Recognition Standard		Subject to the Lease Standard
	Fixed consideration	Variable consideration	Lease arrangements	Total
Network business
IMAX DMR	$—	$27,051	$—	$27,051
Joint revenue sharing arrangements – contingent rent	—	—	17,861	17,861

	—	27,051	17,861	44,912

Theater business
IMAX systems
Sales and sales-type leases	15,949	2,189	—	18,138
Ongoing fees and finance income	2,730	—	—	2,730
Theater system maintenance	12,712	—	—	12,712
Other theater	1,377	—	—	1,377

	32,768	2,189	—	34,957

New business	—	608	—	608

Other
Film post-production	3,163	—	—	3,163
Film distribution	—	571	—	571
Other	50	723	—	773

	3,213	1,294	—	4,507

Total	$35,981	$31,142	$17,861	$84,984

13.	Segmented Information

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

The Company’s reportable segments are organized under four primary groups identified by nature of product sold or service provided: (1) Network Business, representing variable revenue generated by box office results and which includes the reportable segment of IMAX DMR and contingent rent from the joint revenue sharing arrangements and IMAX systems segments (hybrid joint revenue sharing arrangements, which take the form of a sale are reflected under the IMAX systems segment of Theater Business); (2) Theater Business, representing revenue generated by the sale and installation of theater systems and maintenance services, primarily related to the IMAX Systems and Theater System Maintenance reportable segments, and also includes hybrid (fixed and contingent) revenues and upfront installation costs from sales arrangements previously reported in the joint revenue sharing arrangements segment and after-market sales of projection system parts and 3D glasses from the other segment; (3) New Business, which includes home entertainment, and other new business initiatives that are in the development, start-up and/or wind-up phases, and (4) Other; which includes the film post-production and distribution segments, certain IMAX theaters that the Company owns and operates, camera rentals and other miscellaneous items. The Company is presenting information at a disaggregated level to provide more relevant information to readers, as permitted by the standard. Refer to Item 2 of the Company’s Form 10-Q for additional information regarding the four primary groups mentioned above.

Transactions between the film production IMAX DMR segment and the film post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.

	Three Months Ended
	March 31,
	2019	2018
Revenue(1)
Network business
IMAX DMR	$27,950	$27,051
Joint revenue sharing arrangements – contingent rent	17,857	17,861
IMAX systems – contingent rent	26	—

	45,833	44,912

Theater business
IMAX systems	13,188	20,868
Joint revenue sharing arrangements – fixed fees	2,539	—
Theater system maintenance	12,951	12,712
Other theater	1,626	1,377

	30,304	34,957

New business	834	608

Other
Film post-production	1,947	3,163
Film distribution	715	571
Other	565	773

	3,227	4,507

Total revenues	$80,198	$84,984

Gross Margin
Network business
IMAX DMR(2)	$19,775	$18,782
Joint revenue sharing arrangements – contingent rent(2)	11,795	12,740
IMAX systems – contingent rent	26	—

	31,596	31,522

Theater business
IMAX systems(2)	7,166	14,292
Joint revenue sharing arrangements – fixed fees(2)	295	—
Theater system maintenance	5,281	6,205
Other theater	475	(45)

	13,217	20,452

New business	619	(1,469)

Other
Film post-production	685	1,685
Film distribution(2)	(710)	(1,239)
Other	(267)	(259)

	(292)	187

Total segment margin	$45,140	$50,692

(1)	The Company’s largest customer represented 18.9% of total revenues for the three months ended March 31, 2019 (2018 —17.2%).
(2)

IMAX DMR segment margins include marketing costs of $3.9 million for the three months ended March 31, 2019 (2018 — $4.1 million). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $0.1 million for the three months ended March 31, 2019 (2018 — $0.2 million). IMAX systems segment margins include marketing and commission costs of $0.5 million for the three months ended March 31, 2019 (2018 — $0.7 million). Film distribution segment margins include marketing expense of $0.6 million for the three months ended March 31, 2019 (2018 — an expense of $1.2 million).

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Three Months Ended
	March 31,
	2019	2018
Revenue
Greater China	$26,681	$28,146
United States	24,293	27,632
Asia (excluding Greater China)	8,790	9,230
Western Europe	8,443	10,262
Latin America	2,653	1,479
Canada	1,872	2,566
Russia & the CIS	1,688	1,990
Rest of the World	5,778	3,679

Total	$80,198	$84,984

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) classifications comprises more than 10% of the total revenue.

14.	Employee’s Pension and Postretirement Benefits

(a)	Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan (the “SERP”) covering Richard L. Gelfond, CEO of the Company.

The following table provides disclosure of the pension obligation for the SERP:

	March 31,	December 31,
	2019	2018
Projected benefit obligation:
Obligation, beginning of period	$17,977	$19,003
Interest cost	141	422
Actuarial gain	—	(1,448)

Obligation, end of period and unfunded status	$18,118	$17,977

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended
	March 31,
	2019	2018
Interest cost	$141	$105

No contributions are expected to be made for the SERP during the remainder of 2019. The Company expects interest costs of $0.4 million to be recognized as a component of net periodic benefit cost during the remainder of 2019.

The accumulated benefit obligation for the SERP was $18.1 million at March 31, 2019 (December 31, 2018 — $18.0 million).

The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2019), although Mr. Gelfond has not informed the Company that he intends to retire at that time.

(b)	Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three months ended March 31, 2019, the Company contributed and expensed an aggregate of $0.4 million (2018 — $0.3 million) to its Canadian defined contribution plan and an aggregate of $0.2 million (2018 — $0.2 million) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits - Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at March 31, 2019 is $0.6 million (December 31, 2018 — $0.6 million). The Company has expensed less than $0.1 million for the three months ended March 31, 2019 (2018 — less than $0.1 million).

(d)	Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees upon meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. The postretirement benefits obligation as at March 31, 2019 is $1.5 million (December 31, 2018 — $1.5 million). The Company has expensed less than $0.1 million for the three months ended March 31, 2019 (2018 — less than $0.1 million).

(e)	Deferred Compensation Benefit Plan

The Company maintained a nonqualified deferred compensation benefit plan (the “Retirement Plan”) covering Greg Foster, former CEO of IMAX Entertainment and Senior Executive Vice President of the Company. Under the terms of his Retirement Plan with the Company, the Retirement Plan will vest in full if Mr. Foster incurs a separation of service (as defined therein). In the fourth quarter of 2018, Mr. Foster incurred a separation from service, and as such, his Retirement Plan benefits became fully vested as at December 31, 2018 and the accelerated costs were recognized and reflected in the executive transition costs line on the consolidated statement of operations. As at March 31, 2019, the Company had a funded benefit obligation recorded of $3.6 million (December 31, 2018 — $3.6 million). The Company did not recognize any additional expenses in the three months ended March 31, 2019 (2018 – $0.2 million).

15.	Financial Instruments

(a)	Financial Instruments

The Company maintains cash with various major financial institutions. The Company’s cash is invested with highly rated financial institutions.

The Company’s accounts receivables and financing receivables are subject to credit risk. The Company’s accounts receivables and financing receivables are concentrated with the theater exhibition industry and film entertainment industry. To minimize the Company’s credit risk, the Company retains title to underlying theater systems leased, performs initial and ongoing credit evaluations of its customers and makes ongoing provisions for its estimate of potentially uncollectible amounts. The Company believes it has adequately provided for related exposures surrounding receivables and contractual commitments.

(b)	Fair Value Measurements

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at March 31, 2019		As at December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Level 1
Cash and cash equivalents(1)	$123,084	$123,084	$141,590	$141,590
Equity securities (3)	17,644	17,644	—	—

Level 2
Net financed sales receivables(2)	$117,087	$116,283	$117,990	$117,428
Net investment in sales-type leases (2)	8,828	8,903	9,442	9,529
Convertible loan receivable(2)	1,500	1,500	1,500	1,500
Equity securities(3)	2,035	2,035	2,022	2,022
Foreign exchange contracts — designated forwards(3)	(815)	(815)	(1,202)	(1,202)
Borrowings under the Credit Facility(1)	(60,000)	(60,000)	(40,000)	(40,000)

(1)	Recorded at cost, which approximates fair value.
(2)	Estimated based on discounting future cash flows at currently available interest rates with comparable terms.
(3)	Value determined using quoted prices in active markets.

When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers in or out of the Company’s Level 3 assets during the three months ended March 31, 2019 and 2018.

(c)	Financing Receivables

The Company’s net investment in leases and its net financed sales receivables are subject to the disclosure requirements of ASC 310 “Receivables”. Due to differing risk profiles of its net investment in leases and its net financed sales receivables, the Company views its net investment in leases and its net financed sale receivables as separate classes of financing receivables. The Company does not aggregate financing receivables to assess impairment.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As at March 31, 2019			As at December 31, 2018
	Minimum	Financed		Minimum	Financed
	Lease	Sales		Lease	Sales
	Payments	Receivables	Total	Payments	Receivables	Total
In good standing	$8,409	$106,719	$115,128	$8,701	$108,574	$117,275
Credit Watch	574	9,652	10,226	574	8,723	9,297
Pre-approved transactions	—	573	573	322	565	887
Transactions suspended	—	982	982	—	967	967

	$8,983	$117,926	$126,909	$9,597	$118,829	$128,426

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As at March 31, 2019		As at December 31, 2018
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance
Net investment in leases	$—	$—	$—	$—
Net financed sales receivables	982	(739)	967	(739)

Total	$982	$(739)	$967	$(739)

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

The Company’s aged financing receivables are as follows:

	As at March 31, 2019
					Related			Recorded
	Accrued			Billed	Unbilled	Total		Investment
	and Current	30-89 Days	90+ Days	Financing Receivables	Recorded Investment	Recorded Investment	Related Allowances	Net of Allowances
Net investment in leases	$32	$103	$166	$301	$8,682	$8,983	$(155)	$8,828
Net financed sales receivables	862	2,804	5,901	9,567	108,359	117,926	(839)	117,087

Total	$894	$2,907	$6,067	$9,868	$117,041	$126,909	$(994)	$125,915

	As at December 31, 2018
					Related			Recorded
	Accrued			Billed	Unbilled	Total		Investment
	and			Financing	Recorded	Recorded	Related	Net of
	Current	30-89 Days	90+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$52	$18	$253	$323	$9,274	$9,597	$(155)	$9,442
Net financed sales receivables	1,442	2,066	5,241	8,749	110,080	118,829	(839)	117,990

Total	$1,494	$2,084	$5,494	$9,072	$119,354	$128,426	$(994)	$127,432

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As at March 31, 2019
					Related		Recorded
	Accrued			Billed	Unbilled		Investment
	and Current	30-89 Days	90+ Days	Financing Receivables	Recorded Investment	Related Allowance	Past Due and Accruing
Net investment in leases	$—	$28	$159	$187	$648	$—	$835
Net financed sales receivables	330	1,265	5,812	7,407	32,371	—	39,778

Total	$330	$1,293	$5,971	$7,594	$33,019	$—	$40,613

	As at December 31, 2018
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$28	$9	$246	$283	$1,523	$—	$1,806
Net financed sales receivables	558	1,472	5,860	7,890	31,507	—	39,397

Total	$586	$1,481	$6,106	$8,173	$33,030	$—	$41,203

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

For the Three Months Ended March 31, 2019
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
Recorded investment for which there is a related allowance:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	869	113	(739)	869	—
Recorded investment for which there is no related allowance:
Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:

Net investment in leases	$—	$—	$—	$—	$—

Net financed sales receivables	$869	$113	$(739)	$869	$—

For the Three Months Ended March 31, 2018
				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal	Allowance	Investment	Recognized
Recorded investment for which there is a related allowance:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	1,050	5	(922)	1,050	—
Recorded investment for which there is no related allowance:
Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:

Net investment in leases	$—	$—	$—	$—	$—

Net financed sales receivables	$1,050	$5	$(922)	$1,050	$—

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables are as follows:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Net Investment	Net Financed	Net Investment	Net Financed
	in Leases	Sales Receivables	in Leases	Sales Receivables
Allowance for credit losses:

Beginning balance	$155	$839	$155	$922
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision	—	—	—	—

Ending balance	$155	$839	$155	$922

Ending balance: individually evaluated for impairment	$155	$839	$155	$922

Financing receivables:

Ending balance: individually evaluated for impairment	$8,983	$117,926	$7,337	$123,514

(d)	Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates. A majority of the Company’s revenues is denominated in U.S. dollars while a substantial portion of its costs and expenses is denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In China and Japan, the Company has ongoing operating expenses related to its operations in Chinese Renminbi and Japanese yen, respectively. Net cash flows are converted to and from U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Chinese Renminbi, Japanese yen, Canadian dollars and Euros which are converted to U.S. dollars through the spot market. In addition, because IMAX films generate box office in 81 different countries, unfavourable exchange rates between applicable local currencies and the U.S. dollar affect the Company’s reported gross box-office and revenues, further impacting the Company’s results of operations. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at March 31, 2019 (the “Foreign Currency Hedges”), with settlement dates throughout 2019 and 2020. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statements of operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with selling, general and administrative expenses and capital expenditures. For foreign currency cash flow hedging instruments related to selling, general and administrative expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statements of operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to capital expenditures, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to property, plant and equipment on the balance sheet when the forecasted transaction occurs. The Company currently does not hold any derivatives which are not designated as hedging instruments.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value of foreign exchange contracts:

	March 31,	December 31,
	2019	2018
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$43,885	$50,828

Fair value of derivatives in foreign exchange contracts:

		March 31,	December 31,
	Balance Sheet Location	2019	2018
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$235	$649
	Accrued and other liabilities	(1,050)	(1,851)

		$(815)	$(1,202)

Derivatives in Foreign Currency Hedging relationships are as follows:

		Three Months Ended March 31,
		2019	2018
Foreign exchange contracts — Forwards	Derivative Gain (Loss) Recognized in OCI	$68	$(1,007)

	Location of Derivative (Loss) Gain Reclassified from AOCI	Three Months Ended March 31,
		2019	2018
Foreign exchange contracts — Forwards	Selling, general and administrative expenses	$(306)	$220
	Property, plant and equipment	(13)	—

		$(319)	$220

		Three Months Ended March 31,
		2019	2018
Foreign exchange contracts — Forwards	Derivative Gain Recognized In and Out of OCI	$—	$46

The Company’s estimated net amount of the existing losses as at March 31, 2019 is $0.9 million, which is expected to be reclassified to earnings within the next twelve months.

(e)	Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323, FASB ASC 320 and FASB ASC 321, as appropriate.

As at March 31, 2019, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2018 — $nil). The Company’s accumulated losses in excess of its equity investment were $1.7 million as at March 31, 2019, and are classified in Accrued and other liabilities. For the three months ended March 31, 2019, gross revenues, cost of revenue and net loss for the Company’s investment was $0.2 million, $0.5 million and $0.4 million, respectively (2018 — $0.5 million, $0.9 million and $0.6 million, respectively). The Company has determined it is not the primary beneficiary of this VIE, and therefore this entity has not been consolidated. In a prior year, the Company issued a convertible loan of $1.5 million to this entity with a term of three years with an annual effective interest rate of 5.0%. The instrument is classified as an available-for-sale investment due to certain features that allow for conversion to common stock in the entity in the event of certain triggers occurring.

In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meet the criteria for classification as a debt security under the FASB ASC 320 and is recorded at a fair value of $nil at March 31, 2019 (December 31, 2018 — $nil).

Furthermore, the Company has an investment of $1.0 million (December 31, 2018 — $1.0 million) in the shares of an exchange traded fund. This investment is classified as an equity investment.

As at March 31, 2019, the Company held investments with a total value of $3.5 million in the preferred shares of enterprises which meet the criteria for classification as an equity security under FASB ASC 325, carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million at March 31, 2019 (December 31, 2018 — $1.0 million).

On January 17, 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, as an investor entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) (as the issuer) and Morgan Stanley Asia Limited (as a sponsor, underwriter and the underwriters’ representative). Pursuant to this agreement, IMAX China (Hong Kong), Limited agreed to invest $15.2 million to subscribe for a certain number of shares of Maoyan at the final offer price pursuant to the global offering of the share capital of Maoyan, and this investment would be subject to, a lock-up period of six months following the date of the global offering. On February 4, 2019, Maoyan completed its global offering, upon which, IMAX China (Hong Kong),

Limited became a less than 1% shareholder in Maoyan. This investment is classified as an equity security under the FASB ASC 321, with a readily determinable market value through the Hong Kong Stock Exchange. Changes in fair value are recorded in the Movements in fair value of financial instruments line item in the Company’s condensed consolidated statement of operations. For the three months ended March 31, 2019, the Company has recorded a net unrealized gain of $2.5 million.

The total carrying value of investments in new business ventures, including the equity investment, as at March 31, 2019 is $21.2 million (December 31, 2018 — $3.5 million) and is recorded in Other assets.

16.	Non-Controlling Interests

(a)	IMAX China Non-Controlling Interest

The Company indirectly owns approximately 68.24% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China remains a consolidated subsidiary of the Company.

(b)	Other Non-Controlling Interest

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014, and has reached its maximum contribution. The Company sees the Original Film Fund as a vehicle designed to generate a continuous, steady flow of high-quality documentary content. As at March 31, 2019, the Original Film Fund has invested $20.9 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

The Company also established its VR Fund among the Company, its subsidiary IMAX China and other strategic investors to help finance the creation of interactive VR content experiences for use across all VR platforms, including in the pilot IMAX VR Centers. The VR Fund helped finance the production of one interactive VR experience, which debuted exclusively in the pilot IMAX VR Centers in November 2017 before being made available to other VR platforms. As at March 31, 2019, the Company invested $4.0 million toward the development of VR content. In December 2018, the Company announced, in connection with its strategic review of its VR pilot initiative, that it had decided to close its remaining VR locations and write-off certain VR content investments. The Company has also decided to dissolve the VR Fund and not actively pursue any additional VR opportunities

The following summarizes the movement of the non-controlling interest in temporary equity, in the Company’s subsidiary for the three months ended March 31, 2019:

Balance as at December 31, 2018	$6,439
Net loss	(110)

Balance as at March 31, 2019	$6,329

17.	Exit costs, restructuring charges and associated impairments

In the prior year, the Company performed a strategic review of its business and decided to exit from certain non-core businesses or initiatives, which included closing its VR locations. In addition, as part of the Company’s ongoing efforts to decrease costs, the Company has reduced certain functions and realigned resources. In the current period, certain costs that did not meet the recognition criteria in 2018 were recognized, including finalization of certain estimated costs.

The Company recognized the following charges in its condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2019	2018
Restructuring charges	$628	$702
Costs to exit lease and restore facilities	222	—

	$850	$702

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

In the current year, the Company incurred $0.6 million in restructuring charges for the three months ended March 31, 2019 (2018 — $0.7 million). A summary of the restructuring costs by reporting groups identified by nature of product sold, or service provided as disclosed in note 13 recognized are as follows:

	Three Months Ended
	March 31,
	2019	2018
Corporate	$628	$200
IMAX DMR	—	380
Theater system maintenance	—	122

	$628	$702

At this time, the Company does not expect to recognize any additional restructuring charges during the remainder of 2019.

The following table sets forth a summary of restructuring accrual activities for the three months ended March 31, 2019:

Employee Severance and Benefits
Balance as at December 31, 2018	$1,936
Restructuring charges	628
Cash payments	(1,459)

Balance as at March 31, 2019	$1,105

In the three months ended March 31, 2019 and 2018, the Company did not recognize any associated impairments.

18.	Prior Period’s Figures

In the current year, variable consideration receivable from contracts is a separate line on the condensed consolidated balance sheet and removed from Other Assets. In addition, due to the adoption of ASU 2017-07, non-service pension costs are now recorded in the Retirement benefits non-service expense line item in the condensed consolidated statement of operations. Prior year comparatives have been reclassified to reflect both of these changes.

IMAX CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters”. IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as a result, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. There were 1,514 IMAX theater systems (1,420 commercial multiplexes, 14 commercial destinations, 80 institutional) operating in 81 countries as at March 31, 2019. This compares to 1,382 theater systems (1,286 commercial multiplexes, 12 commercial destinations, 84 institutional) operating in 77 countries as of March 31, 2018.

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

To date the Company has signed IMAX with Laser agreements with leading, global exhibitors such as AMC Entertainment Holdings, Inc. (“AMC”), Cineworld Group PLC (“Cineworld”) and Les Cinémas Pathé Gaumont (“Pathé”) (among others), which includes new theaters, upgrades to existing IMAX theaters, and upgrades to existing backlog arrangements. As at March 31, 2019, the

Company’s backlog had 79 new IMAX with Laser systems and 103 upgrades to IMAX with Laser systems and expects to have approximately 135 IMAX with Laser systems installed by the end of 2019.

SOURCES OF REVENUE

The primary revenue sources for the Company can be categorized into four main groups: network business, theater business, new business and other.

For additional details regarding the Company’s sources of revenue, refer to the Company’s 2018 Form 10-K for the year ended December 31, 2018 (“the 2018 Form 10-K”).

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

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting select scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio. For example, in April 2019 Avengers: Endgame, will make history for the second time, as it will be the second film shot entirely using IMAX cameras. In addition, to date in 2019 Alita: Battle Angel and Captain Marvel were released with select scenes specifically formatted for IMAX screens. In addition, Disney’s The Lion King, scheduled for release in July 2019, also will feature select scenes which were specifically formatted for IMAX screens.

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

The Company believes that the growth in international box office remains an important driver of future growth for the Company. To support continued growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets (particularly in China). During 2018, 25 local language IMAX DMR films, including 18 in China, three in India, one in each of France, South Korea, Japan and Russia, were released to the IMAX theater network. During the three months ended March 31, 2019, three local language IMAX DMR films, all of which were in China, were released to the IMAX theater network. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX theater network in the remainder of 2019 and beyond. In March 2019, the Company released an IMAX original production, Superpower Dogs.

In addition to the 12 IMAX DMR films released to the IMAX theater network during the three months ended March 31, 2019, 23 additional IMAX DMR films have been announced so far to be released in the remainder of 2019 to the global IMAX theater network. The following dates noted for film release are subject to change and may vary by territory.

•	Shazam!: The IMAX Experience (Warner Bros. Pictures, April 2019);

•	Hellboy: The IMAX Experience (Lionsgate, April 2019);

•	Disneynature’s Penguins: The IMAX Experience (Walt Disney Studios, April 2019);

•	The Curse of La Llorona: The IMAX Experience (Warner Bros. Pictures, April 2019);

•	Avengers: Endgame: The IMAX Experience (Walt Disney Studios, April 2019);

•	Pokémon: Detective Pikachu: The IMAX Experience (Warner Bros. Pictures, May 2019, select international markets);

•	John Wick: Chapter 3 - Parabellum: The IMAX Experience (Lionsgate, May 2019);

•	Godzilla: King of the Monsters: The IMAX Experience (Warner Bros. Pictures, May 2019);

•	Aladdin: The IMAX Experience (Walt Disney Studios, May 2019);

•	Dark Phoenix: The IMAX Experience (20th Century Fox and Walt Disney Studios, June 2019);

•	Men in Black: International: The IMAX Experience (Sony Pictures, June 2019);

•	Toy Story 4: The IMAX Experience (Walt Disney Studios, June 2019);

•	Annabelle Comes Home: The IMAX Experience (Warner Bros. Pictures, June 2019);

•	Spider-Man: Far From Home: The IMAX Experience (Sony Pictures, July 2019);

•	The Eight Hundred: The IMAX Experience (Huayi Brothers, July 2019, China and select international markets);

•	The Lion King: The IMAX Experience (Walt Disney Studios, July 2019);

•	Artemis Fowl: The IMAX Experience (Walt Disney Studios, August 2019);

•	IT: Chapter 2: The IMAX Experience (Warner Bros. Pictures, September 2019);

•	Joker: The IMAX Experience (Warner Bros. Pictures, October 2019);

•	VIY 2: Mystery of the Dragon’s Seal: The IMAX Experience (Nashe Kino, September 2019, Russia and select international markets);

•	Frozen 2: The IMAX Experience (Walt Disney Studios, November 2019);

•	Jumanji: Welcome to the Jungle Sequel: The IMAX Experience (Sony Pictures, December 2019); and

•	Star Wars: The Rise of Skywalker: The IMAX Experience (Walt Disney Studios, December 2019).

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

For additional details regarding the two types of joint revenue sharing arrangements the Company has entered into with its exhibitor customers, refer to the Company’s 2018 Form 10-K.

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

The Company funds its joint revenue sharing arrangements through cash flows from operations. As at March 31, 2019, the Company had 809 theaters in operation under joint revenue sharing arrangements, a 12.7% increase as compared to the 718 joint revenue sharing arrangements open as at March 31, 2018. The Company also had contracts in backlog for an additional 389 theaters under joint revenue sharing arrangements as at March 31, 2019.

IMAX Systems – Contingent Rent

Certain sales-type lease arrangements include contingent rent in excess of fixed minimum ongoing payments. This contingent rent, which is included in the Company’s network business operations, is recognized after the fixed minimum amount per annum is exceeded as driven by box office performance. Contingent payments in excess of fixed minimum ongoing payments of sales or sales-type lease arrangements are recognized as revenue when reported by theater operators, provided collectability is reasonably assured. In addition, contingent rent includes amounts realized for changes in rent and maintenance payments which are indexed to a local consumer price index.

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

Under hybrid joint revenue sharing arrangements that take the form of sales arrangements, title and control of the projection system transfer to the customer at the point of revenue recognition, which is the earlier of client acceptance of the theater installation, including projectionist training, and theater opening to the public. Under the new revenue recognition standard, the percentage payment is considered variable consideration that must be estimated and recognized at the time of initial revenue recognition. Using box office projections and the Company’s history with theater and box office experience in different territories, the Company estimates the amount of percentage payment earned over the life of the arrangement, subject to sufficient constraint such that there is not a risk of significant revenue reversal. Under the previous recognition standard, these amounts were recognized as reported by exhibitors (or customers) in future periods. As a result, the Company’s hybrid sales arrangements are grouped with the traditional sales segment since the total consideration received and the revenue recognition timing at transfer of control of the assets now resemble those of the traditional sale arrangements.

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

Revenues from theater business arrangements are recognized at a different time from when cash is collected. For additional details regarding the policy for revenue recognition, refer to the Company’s 2018 Form 10-K.

New Business

In recent years, the Company has been exploring several new lines of business outside of its core business.

For additional details regarding the Company’s new business initiatives, refer to the Company’s 2018 Form 10-K.

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

IMAX Enhanced Program device partners include Sony Electronics, Denon, Marantz, Pioneer, TCL (among others) and studio partners include Sony Pictures and Paramount Pictures.

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

In addition, the Company’s IMAX Original Film Fund (the “Original Film Fund”) was established in 2014 to co-finance a portfolio of 10 original large format films. The initial investment in the Original Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014, and has reached its maximum contribution. The Company sees the Original Film Fund as a vehicle designed to generate a continuous, steady flow of high-quality documentary content. As at March 31, 2019, the Original Film Fund has invested $20.9 million toward the development of original films.

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

In December 2018, the Company announced, in connection with its strategic review of its VR pilot initiative, that it had decided to close its remaining VR locations and write-off certain VR content investments. In January 2019, the Company decided to dissolve the VR Fund. For information on the VR fund established among the Company, its subsidiary IMAX China and other strategic investors, please refer to note 16(b) in Item 1 of this Form 10-Q.

Other

The Company is also a distributor of large-format films, primarily for its institutional theater partners. The Company generally distributes films which it produces or for which it has acquired distribution rights from independent producers. The Company receives either a percentage of the theater box office receipts or a fixed amount as a distribution fee.

In addition, the Company also provides film post-production and quality control services for large-format films (whether produced internally or externally), and digital post-production services. The Company derives a small portion of its revenues from other sources including: one owned and operated IMAX theater; a commercial arrangement with one theater resulting in the sharing of profits and losses; the provision of management services to four other theaters; renting its proprietary 2D and 3D large-format film and digital cameras to third-party production companies; and also offering production advice and technical assistance to both documentary and Hollywood filmmakers. In January 2019, the Company closed its owned and operated theater in Minneapolis, Minnesota and now has one remaining owned and operated theater in Sacramento, California.

IMAX Theater Network and Backlog

The following table outlines the breakdown of the IMAX theater network by type and geographic location as at March 31:

	2019 Theater Network Base				2018 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	364	4	32	400	366	4	33	403
Canada	39	2	7	48	38	2	7	47
Greater China(1)	631	—	15	646	532	—	17	549
Asia (excluding Greater China)	112	2	2	116	103	1	3	107
Western Europe	103	4	10	117	91	4	10	105
Russia & the CIS	62	—	—	62	57	—	—	57
Latin America(2)	48	1	12	61	42	—	12	54
Rest of the World	61	1	2	64	57	1	2	60

Total	1,420	14	80	1,514	1,286	12	84	1,382

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

The Company currently believes that over time its commercial multiplex theater network could grow to approximately 2,855 IMAX theaters worldwide from 1,420 commercial multiplex IMAX theaters operating as at March 31, 2019. The Company believes that the majority of its future growth will come from international markets. As at March 31, 2019, 70.4% of IMAX theater systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 67.4% as at March 31, 2018. Revenues and gross box office derived from outside the United States and Canada continue to exceed revenues and gross box office from the United States and Canada. Risks associated with the Company’s international business are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2018 Form 10-K.

Greater China is currently the Company’s largest market, measured by revenues, with approximately 33% of overall revenues generated from the Company’s China operations in the three months ended March 31, 2019. As at March 31, 2019, the Company had 646 theaters operating in Greater China with an additional 276 theaters in backlog that are scheduled to be installed by 2022. The Company’s backlog in Greater China represents 48.3% of the Company’s current backlog including upgrades. The Company’s largest single international partnership is in China with Wanda Film, (“Wanda”). Wanda’s total commitment to the Company is for 359 theater systems in Greater China (of which 344 theater systems are under the parties’ joint revenue sharing arrangement). See “Risk Factors – The Company faces risks in connection with the continued expansion of its business in China” in Item 1A of the Company’s 2018 Form 10-K.

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at March 31:

	2019
	IMAX Commercial Multiplex Theater Network
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Sales- type lease		Total
Domestic Total (United States & Canada)	273	5	278	125		403

International:
Greater China	319	96	415	216		631
Asia (excluding Greater China)	34	1	35	77		112
Western Europe	40	26	66	37		103
Russia & the CIS	—	—	—	62		62
Latin America	1	—	1	47		48
Rest of the World	14	—	14	47		61

International Total	408	123	531	486		1,017

Worldwide Total	681	128	809	611	(1)	1,420

	2018
	IMAX Commercial Multiplex Theater Network
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Sales- type lease		Total
Domestic Total (United States & Canada)	273	5	278	126		404

International:
Greater China	260	80	340	192		532
Asia (excluding Greater China)	29	1	30	73		103
Western Europe	34	22	56	35		91
Russia & the CIS	—	—	—	57		57
Latin America	—	—	—	42		42
Rest of the World	14	—	14	43		57

International Total	337	103	440	442		882

Worldwide Total	610	108	718	568		1,286

As at March 31, 2019, 278 (2018 — 278) of the 809 (2018 — 718) theaters under joint revenue sharing arrangements in operation, or 34.4% (2018 — 38.7%), were located in the United States and Canada, with the remaining 531 (2018 — 440) or 65.6% (2018 — 61.3%) of theaters being located in international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	March 31, 2019				March 31, 2018
	Number of		Dollar Value		Number of		Dollar Value
	Systems		(in thousands)		Systems		(in thousands)
Sales and sales-type lease arrangements	182		$235,495	(1)	178		$235,013	(1)
Joint revenue sharing arrangements
Hybrid lease arrangements	117		66,088		116		62,012
Traditional arrangements	272	(2)	7,900	(3)	235		7,638	(3)

	571	(4)	$309,483		529	(5)	$304,663

(1)	Includes a variable consideration estimate of $16.1 million (2018 — $14.5 million).
(2)	Includes 46 theater systems where the customer has the option to convert from a joint revenue sharing arrangement to a sales arrangement.
(3)	Reflects contractual upfront payments. Future contingent payments are not reflected as these are based on negotiated shares of box office results.
(4)

Includes 90 new laser projection system configurations and 106 upgrades of existing locations to laser projection system configurations (103 of the 106 upgrades are for the IMAX with Laser projection system configurations).

(5)

Includes 28 new laser projection system configurations and five upgrades of existing locations to laser projection system configurations (three of which are for the IMAX with Laser projection system configurations).

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

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at March 31:

	2019
	IMAX Theater Backlog
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	144	3	147	9	156

International:
Greater China	95	99	194	82	276
Asia (excluding Greater China)	11	—	11	37	48
Western Europe	17	15	32	10	42
Russia & the CIS	—	—	—	17	17
Latin America	1	—	1	9	10
Rest of the World	4	—	4	18	22

International Total	128	114	242	173	415

Worldwide Total	272	117	389	182	571	(1)

	2018
	IMAX Theater Backlog
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	35	3	38	7	45

International:
Greater China	157	109	266	70	336
Asia (excluding Greater China)	5	—	5	36	41
Western Europe	33	4	37	10	47
Russia & the CIS	—	—	—	19	19
Latin America	1	—	1	16	17
Rest of the World	4	—	4	20	24

International Total	200	113	313	171	484

Worldwide Total	235	116	351	178	529	(2)

(1)	Includes 79 new IMAX with Laser projection system configurations and 103 upgrades of existing locations to IMAX with Laser projection system configurations.
(2)	Includes three upgrades of existing locations to IMAX with Laser projection system configurations.

Approximately 72.7% of IMAX theater system arrangements in backlog as at March 31, 2019 are scheduled to be installed in international markets (2018 – 91.5%).

Signings and Installations

The following reflects the Company’s signings and installations:

	Three Months Ended
	March 31,
	2019	2018
Theater System Signings:
Full new sales and sales-type lease arrangements	9	15
New traditional joint revenue sharing arrangements	2	22
New hybrid joint revenue sharing lease arrangements	3	8

Total new theaters	14	45
Upgrades of IMAX theater systems	9	—

Total theater signings	23	45

	Three Months Ended
	March 31,
	2019	2018
Theater System Installations:
Full new sales and sales-type lease arrangements	6	13
New traditional joint revenue sharing arrangements	4	3
New hybrid joint revenue sharing lease arrangement	4	—

Total new theaters	14	16
Upgrades of IMAX theater systems	3	—

Total theater installations	17	16

The Company anticipates that it will install a total of approximately 185 to 190 theater systems, which includes approximately 45 IMAX with Laser theater systems upgrades, during 2019. The Company cautions, however, that theater system installations may change from period to period over the course of the Company’s business, usually for reasons beyond its control.

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

Management bases its estimates on historical experience, future expectations and other assumptions that are believed to be reasonable at the date of the condensed consolidated financial statements. Actual results may differ from these estimates due to uncertainty involved in measuring, at a specific point in time, events which are continuous in nature, and differences may be material. The Company’s significant accounting policies are discussed in Item 7 of the Company’s 2018 Form 10-K.

On January 1, 2019, the Company adopted ASC Topic 842 “Leases”. The standard was issued to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted ASC Topic 842, utilizing the modified retrospective transition method, which allowed the Company to adopt the standard as of the date of initial application. Prior year comparative amounts are not required to be restated and are presented in accordance with ASC Topic 840, “Leases” or other applicable standards effective prior to January 1, 2019. The Company has elected the ‘package of practical expedients’ permitted under the transition guidance within ASC Topic 842, which permits the Company to carry forward the historical lease classification and not reassess whether any expired or existing contracts are or contain leases. In addition, the Company is not required to reassess initial direct costs for any existing leases. The Company did not elect the land easements and the use of hindsight practical expedients in determining the lease term for existing leases. ASC Topic 842 also provides practical expedients for an entity’s ongoing accounting. The Company has elected the short-term lease recognition exemption for all leases that qualify. As a result, for those leases with a term of less than 12 months, it will not recognize right-of-use assets or lease liabilities. The Company also elected the practical expedient to not separate lease and non-lease components for all of its leases regardless of whether the Company is the lessee or a lessor to the lease.

The Company’s estimates as a lessee the term of the Company’s leases and the determination of the incremental borrowing rate to be used. The Company assumed that it was reasonably certain that the renewal options on its warehouse leases would be exercised based on previous history and knowledge, current understanding of future business needs and level of investment in leasehold improvements among other considerations. The incremental borrowing rate used in the calculation of the lease liability is based on the location of each leased property. Please see notes 3 and 4 to the condensed consolidated financial statements in Item 1 for additional information regarding the adoption of ASC Topic 842.

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

The Company presents adjusted net income and adjusted net income per diluted share, which excludes stock-based compensation, exit costs, restructuring charges and associated impairments, movements in fair value of financial instruments and the related tax impact of these adjustments, because it believes that they are important supplemental measures of the Company’s comparable controllable operating performance. Although stock-based compensation is an important aspect of the Company’s employee and executive compensation packages, it is mostly a non-cash expense and is excluded from certain internal business performance measures, and the Company wants to ensure that its investors fully understand the impact of its stock-based compensation (net of any related tax impact) and non-recurring charges on net income.

In addition, the Company presents adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share because it believes that they are important supplemental measures of its comparable financial results. Without the presentation of these adjusted presentation measures the Company believes it could potentially distort the analysis of trends in business performance and it wants to ensure that its investors fully understand the impact of net income attributable to non-controlling interests, its stock-based compensation, exit costs, restructuring charges and associated impairments and movements in fair value of financial instruments (net of any related tax impact) in determining net income attributable to common shareholders.

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

The Company’s Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations has been organized by the Company into four primary groups – Network Business, Theater Business, New Business and Other. Each of the Company’s reportable segments, as identified above, has been classified into one of these broader groups for purposes of MD&A discussion. The Company believes that this approach is consistent with how the CODM reviews the financial performance of the business and makes strategic decisions regarding resource allocation and investments to meet long-term business goals. Management believes that a discussion and analysis based on these groups is significantly more relevant and useful to readers, as the Company’s condensed consolidated statements of operations captions combine results from several segments. For additional details regarding the four primary groups above, please refer to the Company’s 2018 Form 10-K.

Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

The Company reported net income of $12.5 million, or $0.20 per basic and diluted share, for the first quarter of 2019 as compared to net income of $12.1 million, or $0.19 per basic and diluted share for the first quarter of 2018.

Net income for the first quarter of 2019 includes a $4.4 million charge, or $0.07 per diluted share (2018 — $4.8 million or $0.08 per diluted share), for stock-based compensation, a $0.9 million charge, or $0.01 per diluted share, for exit costs, restructuring charges and associated impairments (2018 — $0.7 million, or $0.01 per diluted share), and a $2.5 million, or $0.04 per diluted share adjustment for the movements in fair value of financial instruments (2018 — $nil).

Adjusted net income, which consists of net income excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments, the movements in fair value of financial instruments and the related tax impact of these adjustments, was $14.3 million, or $0.23 per diluted share, for the first quarter of 2019 as compared to adjusted net income of $17.1 million, or $0.27 per diluted share, for the first quarter of 2018.

The Company reported net income attributable to common shareholders of $8.3 million, or a $0.13 per basic and diluted share for the first quarter of 2019 (2018 — net income of $8.5 million, or $0.13 per basic and diluted share).

Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments, the movements in fair value of financial instruments and the related tax impact of these adjustments, was $10.8 million, or $0.18 per diluted share, for the first quarter of 2019 as compared to adjusted net income attributable to common shareholders of $13.4 million, or $0.21 per diluted share, for the first quarter of 2018.

A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

(In thousands of U.S. dollars, except per share amounts)	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$12,487	$0.20	$12,067	$0.19
Adjustments:
Stock-based compensation	4,362	0.07	4,847	0.08
Exit costs, restructuring charges and associated impairments	850	0.01	702	0.01
Movements in fair value of financial instruments	(2,491)	(0.04)	—	—
Tax impact on items listed above	(881)	(0.01)	(559)	(0.01)

Adjusted net income	14,327	0.23	17,057	0.27
Net income attributable to non-controlling interests(1)	(4,222)	(0.06)	(3,562)	(0.06)
Stock-based compensation (net of tax of less than $0.1 million and less than $0.1 million, respectively)(1)	(85)	—	(57)	—
Movements in fair value of financial instruments	791	0.01	—	—

Adjusted net income attributable to common shareholders	$10,811	$0.18	$13,438	$0.21

Weighted average diluted shares outstanding		61,559		64,619

(1)	Reflects amounts attributable to non-controlling interests.

The following table sets forth the breakdown of revenue and gross margin by nature for the three months ended March 31:

(In thousands of U.S. dollars)	Revenue		Gross Margin
	2019	2018	2019	2018
Network business
IMAX DMR	$27,950	$27,051	$19,775	$18,782
Joint revenue sharing arrangements – contingent rent	17,857	17,861	11,795	12,740
IMAX systems – contingent rent	26	—	26	—

	45,833	44,912	31,596	31,522

Theater business
IMAX systems
Sales and sales-type leases(1)	10,319	18,138	4,344	11,609
Ongoing fees and finance income(2)	2,869	2,730	2,822	2,683
Joint revenue sharing arrangements – fixed fees	2,539	—	295	—
Theater system maintenance	12,951	12,712	5,281	6,205
Other theater	1,626	1,377	475	(45)

	30,304	34,957	13,217	20,452

New business	834	608	619	(1,469)

Other
Film distribution and post-production	2,662	3,734	(25)	446
Other	565	773	(267)	(259)

	3,227	4,507	(292)	187

	$80,198	$84,984	$45,140	$50,692

(1)

Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions, and the present value of estimates of variable consideration from equipment sales transactions.

(2)	Includes rental income from operating leases and finance income.

Revenues and Gross Margin

The Company’s revenues for the first quarter of 2019 decreased 5.6% to $80.2 million from $85.0 million in the first quarter of 2018, primarily due to the mix of installations in the Company’s theater business segment. The gross margin across all segments in the first quarter of 2019 was $45.1 million, or 56.3% of total revenue, compared to $50.7 million, or 59.6% of total revenue in the first quarter of 2018.

Network Business

Gross box office generated by IMAX DMR films increased by 3.8% to $256.3 million in the first quarter of 2019 from $246.9 million in the first quarter of 2018. In the first quarter of 2019, gross box office was generated primarily by the exhibition of 24 films (12 new and 12 carryovers), as compared to 22 films (14 new and 8 carryovers) exhibited in the first quarter of 2018.

Network business revenue increased by 2.1% to $45.8 million in the first quarter of 2019 from $44.9 million in the first quarter of 2018 due to a slight increase in IMAX DMR revenue. The gross margin experienced by the Company’s network business in the first quarter of 2019 was $31.6 million, or 68.9% of network business revenue, compared to $31.5 million, or 70.2% in the first quarter of 2018. The gross margin increase is attributable to the IMAX DMR segment, offset by a decrease attributable to an increase in depreciation and launch marketing costs in the joint revenue sharing arrangements segment. The Company’s network business performance is impacted by box office performance, as well as other factors including the timing of a film release to the IMAX theater network, the commercial success of the film, the Company’s take rates under its DMR and joint revenue sharing arrangements, and the distribution window for the exhibition of films in the IMAX theater network. These arrangements are reflected under the IMAX systems segment of Theater Business. Other factors impacting performance include fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations.

IMAX DMR revenues increased by 3.3% to $28.0 million in the first quarter of 2019 from $27.1 million in the first quarter of 2018. The current year included the blockbuster performance Captain Marvel: The IMAX Experience and local language blockbuster The Wandering Earth: The IMAX Experience in China, while the prior year included the blockbuster performance of Black Panther: The IMAX Experience and local language blockbuster Operation Red Sea: The IMAX Experience in China. IMAX DMR gross margins increased to $19.8 million in the first quarter of 2019 as compared to $18.8 million in the first quarter of 2018. Margin is a function of the costs associated with the respective films exhibited in the period, and can vary particularly with respect to marketing expenses.

Contingent rent revenues from joint revenue sharing arrangements were consistent at $17.9 million in the first quarter of 2019 and the first quarter of 2018. The Company ended the first quarter of 2019 with 809 theaters operating under joint revenue sharing arrangements, as compared to 718 theaters at the end of the first quarter of 2018, an increase of 12.7%. Gross box office generated by the joint revenue sharing arrangements was lower at $133.5 million in the first quarter of 2019 from $134.9 million in the first quarter of 2018. The Company’s joint revenue sharing arrangement performance is impacted by box office performance, as well as the take rates under each of its joint revenue sharing agreements and where a film is exhibited. Other factors impacting performance include fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations.

The gross margin from joint revenue sharing arrangements decreased to $11.8 million in the first quarter of 2019 from $12.7 million in the first quarter of 2018. Included in the calculation of gross margin for the first quarter of 2019 was depreciation of $5.6 million, as compared to $4.8 million in the first quarter of 2018, as a result of the 12.7% increase in the number of joint revenue sharing arrangement theaters in operation compared to the first quarter of 2018. Also included in gross margin were certain advertising, marketing and commission costs primarily associated with new theater launches of $0.1 million, as compared to $0.2 million during the first quarter of 2018. Margin is function or the costs associated with each theater, such as the increase in depreciation on new IMAX with Laser systems and costs incurred for the upgrade of theater systems from a digital-xenon system to an IMAX with Laser system.

Contingent rent revenue from IMAX systems consists of variable payments received in excess of the fixed minimum ongoing payments which are primarily driven by box office performance reported by theater operators. The Company expects this revenue stream to be minimal on a go-forward basis. Contingent rent revenue of less than $0.1 million was recognized in the first quarter of 2019, compared to $nil first quarter of 2018.

Theater Business

The primary drivers of this line of business are theater system installations and the Company’s maintenance contracts that accompany each theater installation. For the first quarter of 2019, theater business revenue decreased $4.7 million, or 13.3%, to $30.3 million as compared to the first quarter of 2018. The decrease in theater business revenue in 2019 as compared to 2018 was primarily due to:

•	seven fewer installations of systems under sales and sales-type lease arrangements; partially offset by

•	four additional systems recognized as hybrid joint revenue sharing lease arrangements; and

•	one additional system upgrade.

Theater business gross margin decreased 35.4% to $13.2 million in the first quarter of 2019 as compared to $20.5 million in the first quarter of 2018, due to the mix of systems installed under sales and sales-type leases and joint revenue sharing lease arrangements, as well as an increase to sustained engineering costs related to the IMAX with Laser roll-out and continued development and support.

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

	2019		2018
	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX digital theater systems — installed and recognized
Sales and sales-types lease arrangements(1)	6	$8,278	13	$17,973
Joint revenue sharing arrangements — hybrid	4	2,539	—	—

Total new theater systems	10	10,817	13	17,973

IMAX digital theater system upgrades — installed and recognized
Sales and sales-types lease arrangements	1	495	—	—

Total upgraded theater systems	1	495	—	—

Total theater systems installed and recognized	11	$11,312	13	$17,973

(1)

The arrangements for the sale of projection systems include indexed minimum payment increases over the term of the arrangement, as well as provision for additional payments in excess of the minimum agreed payments in situations where the theater exceeds certain box office thresholds.

The average revenue per full, new theater system under a sales and sales-type lease arrangement varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors. Average revenue per full, new theater system under a sales and sales-type lease arrangement was consistent at $1.4 million for the first quarter of 2019 and the first quarter of 2018, respectively.

Theater system maintenance revenue increased 1.9% to $13.0 million in the first quarter of 2019 from $12.7 million in the first quarter of 2018. Theater system maintenance gross margin was $5.3 million in the first quarter of 2019 versus $6.2 million in the first quarter of 2018. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Ongoing fees and finance income was $2.9 million in the first quarter of 2019 compared to $2.7 million in the first quarter of 2018. Gross margin for ongoing fees and finance income increased to $2.8 million in the first quarter of 2019 from $2.7 million in the first quarter of 2018. The costs associated with ongoing fees are minimal as it usually consists of depreciation on the Company’s theaters under operating lease agreements and/or marketing.

Other theater revenue increased to $1.6 million in the first quarter of 2019 as compared to $1.4 million in the first quarter of 2018. Other theater revenue primarily includes revenue generated from the Company’s after-market sales of projection system parts and 3D glasses. The gross margin recognized from other theater revenue was $0.5 million in the first quarter of 2019 as compared to a loss of less than $0.1 million in the first quarter of 2018.

New Business

Revenue earned from the Company’s new business initiatives was $0.8 million and the new business segment experienced a gross margin of $0.6 million in the first quarter of 2019, as compared to revenue of $0.6 million and margin loss of $1.5 million in the first quarter of 2018. The increase in revenue is attributable to IMAX Enhanced program which was launched at the end of 2018, compared to the prior year quarter where the income was derived from IMAX VR and other residual income from prior initiatives. The increase in gross margin is primarily attributable to the decrease in IMAX VR costs as locations which were open in the first quarter of 2018 have been closed.

The Company is evaluating its new business initiatives separately from its core business as the nature of its activities is separate and distinct from its ongoing operations, and as a result the Company views it as helpful to discuss items beyond that of gross margin. The Company recognized net earnings from its new business initiatives for the first quarter of 2019 of $0.4 million, which includes exit costs and restructuring charges of $0.1 million, amortization of $0.1 million and an equity loss of $0.1 million. In addition, selling, general and administrative recovery of $0.1 million and research and development costs of less than $0.1 million are included in the calculation of net income. In the prior year comparative period, a loss of $2.5 million, which includes amortization of $0.7 million, income taxes of

$0.1 million and an equity loss of $0.2 million. In addition, the loss includes selling, general and administrative costs of $0.7 million and research and development costs of $0.1 million are included in the calculation of net income.

Other

Film distribution and post-production revenues were $2.7 million in the first quarter of 2019, as compared to $3.7 million in the first quarter of 2018. Film distribution and post-production gross margin was a loss of less than $0.1 million in the first quarter of 2019, as compared to $0.4 million in the first quarter of 2018, primarily due to a decrease in post-production margin in the current quarter compared to the prior year comparative period.

Other revenue decreased to $0.6 million in the first quarter of 2019, as compared to $0.8 million in the first quarter of 2018. Other revenue primarily includes revenue generated from the Company’s theater operations and camera rental business. The decrease in revenue is primarily the result of a decrease in theater operations revenue, including one less owned and operated theater in the first quarter of 2019, as compared to the prior year comparative period.

The gross margin recognized from other revenue was consistent in the first quarter of 2019 and 2018 with a loss of $0.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $27.6 million in the first quarter of 2019, as compared to $28.0 million in the first quarter of 2018. Selling, general and administrative expenses excluding the impact of stock-based compensation were $23.7 million in the first quarter of 2019, as compared to $23.5 million in the first quarter of 2018.

The following reflects the significant items impacting selling, general and administrative expenses for the first quarter of 2019 and 2018:

	2019	2018	2019 versus 2018
Staff costs	$15,274	$13,898	$1,376	9.9%
Stock-based compensation	3,903	4,417	(514)	(11.6)%
Consulting	2,358	3,364	(1,006)	(29.9)%
Foreign exchange loss	222	62	160	(258.1)%
Other general corporate expenditures	5,892	6,218	(326)	(5.2)%

Total	$27,649	$27,959	$(310)	(1.1)%

Staff costs presented above are related to the Company’s core business and include salaries and benefits.

Other general corporate expenditures include professional fees, travel and entertainment. Selling, general and administrative expenses also includes asset impairment charges and write-offs, if any, and miscellaneous items, other than interest.

Research and Development Expenses

Research and development expenses decreased to $1.1 million in the first quarter of 2019, as compared to $3.6 million in the first quarter of 2018. The decrease is primarily due to decreased spending on the Company’s updated laser-based digital projection system compared to the first quarter of 2018.

A significant portion of the Company’s research and development efforts over the past several years have been focused on IMAX with Laser, the Company’s next-generation laser-based projection system, which the Company believes delivers increased resolution, sharper and brighter images, deeper contrast as well as the widest range of colors available to filmmakers today. The Company expects that research and development expense will continue to decrease in 2019, following the initial roll-out of IMAX with Laser, which occurred in the prior year.

The Company intends to continue research and development in other areas considered important to the Company’s continued commercial success, including further improving the reliability of its projectors, certifying more IMAX cameras, enhancing the Company’s image quality, expanding the applicability of the Company’s digital technology in both theater and home entertainment, improvements to the DMR process.

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.4 million in the first quarter of 2019 as compared to a net provision of $0.5 million in the first quarter of 2018.

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

Interest Income and Expense

Interest income was $0.6 million in the first quarter of 2019 as compared to $0.2 million in the first quarter of 2018.

Interest expense was $0.7 million in the first quarter of 2019 as compared to $0.5 million first quarter of 2018. Included in interest expense is the amortization of deferred finance costs in the amount of $0.1 million in the first quarter of 2019 as compared to $0.1 million in the first quarter of 2018. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Movements in fair value of financial instruments

In the first quarter of 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) and purchased equity securities for $15.2 million. These equity securities are traded on the Hong Kong Stock Exchange, and the Company is required to adjust the fair value of the securities each period to reflect the current market value. This adjustment will fluctuate based on the closing market price at the end of each period. In the first quarter of 2019, an adjustment of $2.5 million was recognized.

Exit costs, restructuring charges and associated impairments

Exit costs, restructuring charges and associated impairments was $0.9 million in the first quarter of 2019, which was comprised of employee severance costs and costs to exit an operating lease. In the first quarter of 2018, an expense of $0.7 million was recognized which was comprised of employee severance costs.

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

As at March 31, 2019, the Company had a gross deferred income tax asset of $30.7 million, against which the Company is carrying a $0.2 million valuation allowance. For the three months ended March 31, 2019, the Company recorded an income tax provision of $3.6 million, which includes an expense of $0.4 million related to its provision for uncertain tax positions. In addition, included in the provision for income taxes was a $0.3 million expense for tax shortfalls related to stock-based compensation costs recognized in the period.

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

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. As at March 31, 2019, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2018 — $nil). The Company’s accumulated losses in excess of its equity investment were $1.7 million as at March 31, 2019. For the three months ended March 31, 2019, gross revenues, cost of revenue and net loss for these investments were $0.2 million, $0.5 million and $0.4 million, respectively (2018 — $0.5 million, $0.9 million and $0.6 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.1 million first quarter of 2019, compared to a net loss of $0.2 million experienced in the first quarter of 2018.

Non-Controlling Interests

The Company’s condensed consolidated financial statements include a non-controlling interest in the net income of IMAX China as well as the impact of non-controlling interests in its subsidiaries created for the Original Film Fund and VR Content Fund activity. For the three months ended March 31, 2019, the net income attributable to non-controlling interests of the Company’s subsidiaries was $4.2 million (2018 — $3.6 million).

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

The Company used a portion of the proceeds under the facility to repay the outstanding term loan debt incurred to finance the construction of our West Coast headquarters and intends to use the remaining proceeds under the facility to finance ongoing working capital requirements and for other general corporate purposes. The Credit Facility, coupled with recurring cash generated by the Company’s theater network, is expected to provide enhanced flexibility as the Company continues with the global expansion of its business and pursues other avenues to increase shareholder value.

Total amounts drawn and available under the Credit Facility at March 31, 2019 were $60.0 million and $240.0 million, respectively (December 31, 2018 – $40.0 million and $260.0 million, respectively). The effective interest rate for the three months ended March 31, 2019 was 3.57% (2018 — n/a).

The Credit Facility requires that the Company maintain a Senior Secured Net Leverage Ratio, as at the last day of any Fiscal Quarter (as defined in the Credit Agreement) of no greater than 3.25:1.0. The Company was in compliance with this requirement at March 31, 2019. The Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) was 0.00:1 as at March 31, 2019, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments, net of up to $75.0 million in unrestricted cash and cash equivalents outside of the People’s Republic of China (“PRC”), was $nil. Adjusted EBITDA per Credit Facility is calculated as follows:

Adjusted EBITDA per Credit Facility:	For the Three Months Ended March 31, 2019	For the Twelve Months Ended March 31, 2019(1)
(In thousands of U.S. Dollars)
Net income	$12,487	$34,015
Add (subtract):
Provision for income taxes	3,648	8,713
Interest expense, net of interest income	111	936
Depreciation and amortization, including film asset amortization	14,211	58,127

EBITDA	$30,457	$101,791
Stock and other non-cash compensation	4,524	23,106
Movements in fair value of financial instruments	(2,491)	(2,491)
Write-downs, net of recoveries including asset impairments and receivable provisions	697	4,999
Exit costs, restructuring charges and associated impairments	850	9,690
Legal arbitration award	—	11,737
Executive transition costs	—	2,994
Loss from equity accounted investments	84	371

Adjusted EBITDA before non-controlling interests	$34,121	$152,197
Adjusted EBITDA attributable to non-controlling interests(2)	(5,598)	(21,994)

Adjusted EBITDA per Credit Facility	$28,523	$130,203

(1)	Senior Secured Net Leverage Ratio calculated using twelve months ended Adjusted EBITDA per Credit Facility.
(2)	The Adjusted EBITDA per Credit Facility calculation includes the reduction in Adjusted EBITDA per Credit Facility from the Company’s non-controlling interests.

Working Capital Loan

On July 5, 2018, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), the Company’s majority-owned subsidiary in China, entered into an unsecured revolving facility for up to 200.0 million Renminbi (approximately $30.0 million USD) to fund ongoing working capital requirements. The total amounts drawn and available under the working capital loan at March 31, 2019 and December 31, 2018 were nil and 200.0 million Renminbi, respectively.

Letters of Credit and Other Commitments

As at March 31, 2019, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2018 — $nil), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at March 31, 2019, the Company has letters of credit outstanding and advance payment guarantees outstanding of $nil (December 31, 2018 — $nil), under the Bank of Montreal Facility.

Cash and Cash Equivalents

As at March 31, 2019, the Company’s principal sources of liquidity included cash and cash equivalents of $123.1 million, the Credit Facility, anticipated collection from trade accounts receivable of $93.9 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $29.4 million and payments expected in the next 12 months on existing backlog deals. As at March 31, 2019, the Company had drawn $60.0 million on the Credit Facility (remaining availability of $240.0 million). There were no letters of credit and advance payment guarantees outstanding under the Credit Facility or the Bank of Montreal Facility. Cash held outside of North America as at March 31, 2019 was $102.7 million (December 31, 2018 — $121.9 million), of which $53.5 million was held in the PRC (December 31, 2018 — $54.7 million). The Company’s intent is to permanently reinvest these amounts outside of Canada and the Company does not currently anticipate that it will need funds generated from foreign operations to fund North American operations. In the event funds from foreign operations are needed to fund operations in North America and if withholding taxes have not already been previously provided, the Company would be required to accrue and pay these additional withholding tax amounts on repatriation of funds from China to Canada. The Company currently estimates this amount to be $9.2 million.

During the three months ended March 31, 2019, the Company used cash of $18.5 million. The Company used cash of $12.5 million to fund capital expenditures, of which $9.7 million was invested in equipment for use in the Company’s joint revenue sharing arrangements with exhibitors. This does not include the $15.2 million which was used to purchase an investment in equity securities of Maoyan. In addition, $2.8 million was used to purchase other intangible assets and to purchase property, plant and equipment. Based on management’s current operating plan for 2019, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements, to fund DMR agreements with studios, and to potentially make share repurchases. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of 4 new theater systems under joint revenue sharing arrangements during the three months ended March 31, 2019, which were capitalized by the Company.

In 2017, the Company’s Board of Directors announced a new share repurchase program which authorizes the repurchase of up to $200.0 million of its common shares by June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the three months ended March 31, 2019, the Company did not repurchase any common shares under the program.

The Company’s operating cash flow will be adversely affected if management’s projections of future signings for theater systems and film performance, theater installations and film productions are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2018 Form 10-K), there is no guarantee that the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreement, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures. Based on the Company’s cash flow from operations and facilities, it expects to have sufficient capital and liquidity to fund its operations in the normal course for the next 12 months.

Operating Activities

The Company’s net cash used in or provided by operating activities is affected by a number of factors, including the proceeds associated with new signings of theater system lease and sale agreements in the year, costs associated with contributing systems under joint revenue sharing arrangements, the box-office performance of films distributed by the Company and/or released to IMAX theaters, increases or decreases in the Company’s operating expenses, including research and development and new business initiatives, and the level of cash collections received from its customers.

Cash used in operating activities amounted to $0.7 million for the three months ended March 31, 2019. Changes in other non-cash operating assets as compared to December 31, 2018 include:

•	an increase of $1.1 million in other assets which primarily reflects a change in commission and other deferred selling expenses;

•	an increase of $1.0 million in accounts receivable resulting from cash receipts in the period partially offset by amounts billed;

•

an increase of $0.7 million in variable consideration receivables due to the installation of and recognition of IMAX theater systems under sales-type lease arrangements offset by amounts recognized in the period;

•	an increase of $0.5 million in prepaid expenses due to advance payments related to employee benefits; and

•

an increase of $0.1 million in inventories as the build-up of inventory for future IMAX theater system installations under sales or sales-type lease arrangements exceeded amounts relieved from inventory for systems recognized and service parts used; offset by

•

a decrease of $1.6 million in financing receivables primarily due ongoing minimum rent payments received, offset by the installation and recognition of IMAX theater systems under sales or sales-type lease arrangements offset by ongoing minimum rent payments received;

Changes in other operating liabilities as compared to December 31, 2018 include: a decrease of $15.2 million in accrued liabilities primarily due to timing of payments and accruals; a decrease in accounts payable of $9.7 million due to timing of payments; and a decrease in deferred revenue of $0.4 million related to amounts relieved from deferred revenue related to theater system installations, offset by backlog payments received in the current period.

Investing Activities

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, other intangible assets and investments in film assets were $16.2 million for the three months ended March 31, 2019 as compared to $18.2 million for the three months ended March 31, 2018. The Company expects its investment in capital expenditures to remain fairly consistent as the nature of these cash outlays in particular, joint revenue sharing arrangements and film assets, exist to strengthen operational performances.

Net cash used in investing activities amounted to $27.6 million in the three months ended March 31, 2019, which includes an investment in joint revenue sharing equipment of $9.7 million, purchases of $2.2 million in property, plant and equipment, an investment in other intangible assets of $0.6 million, and IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China purchased equity securities in Maoyan for $15.2 million.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2019 amounted to $9.6 million as compared to net cash used in financing activities of $16.6 million in the three months ended March 31, 2018.

In the three months ended March 31, 2019, the Company borrowed $35.0 million from the Company’s Credit Facility, which was offset by repayments made of $15.0 million.

In addition, the Company paid $9.2 million to purchase treasury stock for the settlement of restricted share units and options, $1.8 million for the repurchase of common shares under the IMAX China share repurchase program and $0.2 million of taxes were withheld and paid on vested employee stock option awards. These cash outlays were offset by $0.8 million received from the issuance of common shares resulting from stock option exercises.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as at March 31, 2019 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total	1 Year	> 1 - 3 years	> 3 - 5 years	Thereafter
Purchase obligations(1)	$42,018	$40,371	$1,647	$—	$—
Pension obligations(2)	18,831	—	18,831	—	—
Operating lease obligations(3)	22,393	3,646	7,276	3,470	8,001
Credit Facility(4)	60,000	—	—	60,000	—
Postretirement benefits obligations	2,123	117	261	257	1,488

	$145,365	$44,134	$28,015	$63,727	$9,489

(1)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
(2)

The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2019), although Mr. Gelfond has not informed the Company that he intends to retire at that time.

(3)	The Company’s total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s property in New York and at the various owned and operated theaters.
(4)	The Company is not required to make any minimum payments on its Credit Facility, which matures on June 28, 2023.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering Mr. Gelfond. As at March 31, 2019, the Company had an unfunded and accrued projected benefit obligation of approximately $18.1 million (December 31, 2018 — $18.0 million) in respect of the SERP.

Pursuant to an employment agreement dated November 8, 2016, the term of Mr. Gelfond’s employment was extended through December 31, 2019, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating his entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at March 31, 2019, the Company had an unfunded benefit obligation of $1.5 million (December 31, 2018 — $1.5 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors, upon retirement. As at March 31, 2019, the Company had an unfunded benefit obligation of $0.6 million (December 31, 2018 — $0.6 million).

The Company maintained a nonqualified deferred compensation benefit plan (the “Retirement Plan”) covering Greg Foster, former CEO of IMAX Entertainment and Senior Executive Vice President of the Company. Under the terms of his Retirement Plan with the Company, the Retirement Plan will vest in full if Mr. Foster incurs a separation of service (as defined therein). In the fourth quarter of 2018, Mr. Foster incurred a separation from service, and as such, his Retirement Plan benefits became fully vested as at December 31, 2018 and the accelerated costs were recognized and reflected in the executive transition costs line on the consolidated statement of operations. As at March 31, 2019, the Company had a funded benefit obligation recorded of $3.6 million (December 31, 2018 — unfunded benefit obligation of $3.6 million).

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In addition, IMAX films generate box office in 81 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. dollar could have an impact on the Company’s reported gross box office and revenues. The Company has incoming cash flows from its revenue generating theaters and ongoing operating expenses in China through its majority-owned subsidiary IMAX (Shanghai) Multimedia Technology Co., Ltd. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net Renminbi and Japanese Yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Renminbi, Japanese Yen, Euros and Canadian dollars.

The Company manages its exposure to foreign exchange rate risks through the Company’s regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

Certain of the Company’s subsidiaries held approximately 360.0 million Renminbi ($53.5 million U.S. dollars) in cash and cash equivalents as at March 31, 2019 (December 31, 2018 — 375.7 million Renminbi or $54.7 million U.S. dollars) and are required to transact locally in Renminbi. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the China government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements.

For the three months ended March 31, 2019, the Company recorded a foreign exchange net loss of $0.2 million as compared to a foreign exchange net loss of $0.1 million for the three months ended March 31, 2018, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2019 and 2020. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statements of operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. All foreign currency forward contracts held by the Company as at March 31, 2019, are designated and qualify as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with selling, general and administrative expenses and capital expenditures. For foreign currency cash flow hedging instruments related to selling, general and administrative expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statements of operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to capital expenditures, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to property, plant and equipment on the balance sheet when the forecasted transaction occurs. The notional value of foreign currency cash flow hedging instruments at March 31, 2019 was $43.9 million (December 31, 2018 — $50.8 million). A gain of $0.1 million was recorded to Other Comprehensive Income with respect to the change in fair value of these contracts for the three months ended March 31, 2019 (2018 — loss of $1.0 million). A loss of $0.3 million was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses for the three months ended March 31, 2019

(2018 — gain of $0.2 million). The Company’s estimated net amount of the existing losses as at March 31, 2019 is $0.9 million, which is expected to be reclassified to earnings within the next twelve months. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At March 31, 2019, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros translated into U.S. dollars was $100.5 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2019, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $10.0 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% appreciation or depreciation in foreign currency exchange rates at March 31, 2019, the potential change in the amount of selling, general, and administrative expenses would be less than $0.1 million.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at March 31, 2019, the Company had drawn down $60.0 million on its Credit Facility (December 31, 2018 — $40.0 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in the LIBOR. The Company had variable rate debt instruments representing 21.0% and 14.6% of its total liabilities as at March 31, 2019 and December 31, 2018, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately less than $0.1 million and interest income from cash would increase by approximately $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at March 31, 2019.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at March 31, 2019 and has concluded that, as at the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See note 7 to the accompanying condensed consolidated financial statements in Item 1 for information regarding legal proceedings involving the Company.

Item 1A.	Risk Factors

This Form 10-Q should be read together with the Item 1A. Risk Factors in the Company’s 2018 Form 10-K, which describes various risks and uncertainties to which the Company is or may become subject. The risks described in the Company’s 2018 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In 2017, the Company’s Board of Directors approved a new $200.0 million share repurchase program for shares of the Company’s common stock. The share repurchase program expires on June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. The Company did not repurchase any shares during the three months ended March 31, 2019, and has $128.6 million available under its approved repurchase program.

In 2018, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to buy back shares of IMAX China in an amount not to exceed 10% of the total number of issued shares of IMAX China as at May 3, 2018 (35,818,112 shares). The share purchase program expires on the date of the 2019 annual general meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. In the three months ended March 31, 2019, IMAX China repurchased 709,800 common shares at an average price of HKD 19.47 per share (U.S. $2.48).

The total number of shares purchased during the three months ended March 31, 2019, under both the Company and IMAX China’s repurchase plans, does not include any shares received in the administration of employee share-based compensation plans.

Item 5.	Other Information

In the first quarter of 2019, the Company made certain changes to its executive officers. Don Savant, our former President of Worldwide Sales and Exhibitor Relations and Executive Vice President of the Company, left the Company on January 31, 2019 at the end of the term of his employment agreement. In addition, Greg Foster, our former Chief Executive Officer of IMAX Entertainment and Senior Executive Vice President transitioned out of these roles as of December 31, 2018 and is continuing to provide services to the Company as an employee from January 1, 2019 through July 3, 2019 to assist the Company in transitioning his duties. For this period, Mr. Foster will receive compensation of $0.3 million and continued healthcare coverage and vesting of options (which may be exercised until January 3, 2020), and will remain eligible for the compensation and benefits provided under his prior employment agreement due to its non-renewal. Mr. Foster’s professional services are exclusive to the Company from January 1, 2019 through July 3, 2019 and he remains subject to his Employee Confidentiality, Non-Competition and Intellectual Property Agreement with the Company.

Item 6.	Exhibits

Exhibit No.	Description

10.40	Letter of Agreement, dated December 7, 2018, between IMAX Corporation and Greg Foster.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 26, 2019, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 26, 2019, by Patrick McClymont.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 26, 2019, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 26, 2019, by Patrick McClymont.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: April 26, 2019	By:	/s/ PATRICK MCCLYMONT
Patrick McClymont
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: April 26, 2019	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)