Form 10-Q
period 2019-06-30
IMAX CORP
filed 2019-07-30
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35066

IMAX Corporation

(Exact name of registrant as specified in its charter)

Canada	98-0140269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2525 Speakman Drive, Mississauga, Ontario, Canada L5K 1B1 (905) 403-6500	902 Broadway, Floor 20 New York, New York, USA 10010 (212) 821-0100

(Address of principal executive offices, zip code, telephone numbers)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	IMAX	The New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2019
Common Shares, no par value	61,331,289

IMAX CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its consolidated subsidiaries (the "Company") and expectations regarding the Company's future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; risks related to the Company’s growth and operations in China; the performance of IMAX DMR films; the signing of theater system agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates; competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks relating to recent consolidation among commercial exhibitors and studios; risks related to new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security and data privacy; risks related to the Company’s inability to protect the Company’s intellectual property; general economic, market or business conditions; the failure to convert theater system backlog into revenue; changes in laws or regulations; the failure to fully realize the projected cost savings and benefits from any of the Company’s restructuring initiatives; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, DMR®, IMAX nXos®, IMAX think big®, think big® and IMAX Is Believing®, are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$106,451	$141,590
Accounts receivable, net of allowance for doubtful accounts of $4,641 (December 31, 2018 — $3,174)	91,490	93,309
Financing receivables, net of allowance for uncollectible amounts	121,649	127,432
Variable consideration receivable from contracts	36,347	35,985
Inventories	47,976	44,560
Prepaid expenses	11,447	10,294
Film assets	17,266	16,367
Property, plant and equipment	308,326	280,658
Investment in equity securities	14,149	1,022
Other assets	19,946	17,997
Deferred income taxes	29,638	31,264
Other intangible assets	32,176	34,095
Goodwill	39,027	39,027
Total assets	$875,888	$873,600
Liabilities
Bank indebtedness	$22,976	$37,753
Accounts payable	22,155	32,057
Accrued and other liabilities	114,150	97,724
Deferred revenue	105,384	106,709
Total liabilities	264,665	274,243
Commitments and contingencies
Non-controlling interests	7,172	6,439
Shareholders' equity
Capital stock common shares — no par value. Authorized — unlimited number.
61,432,275 issued and 61,331,289 outstanding (December 31, 2018 — 61,478,168 issued and 61,433,589 outstanding)	423,676	422,455
Less: Treasury stock, 77,607 shares at cost (December 31, 2018 — 44,579)	(1,575)	(916)
Other equity	166,232	179,595
Accumulated deficit	(66,828)	(85,385)
Accumulated other comprehensive loss	(2,926)	(3,588)
Total shareholders' equity attributable to common shareholders	518,579	512,161
Non-controlling interests	85,472	80,757
Total shareholders' equity	604,051	592,918
Total liabilities and shareholders' equity	$875,888	$873,600

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Equipment and product sales	$19,694	$15,368	$34,894	$34,881
Services	56,662	54,785	100,809	99,531
Rentals	25,863	25,124	44,033	43,326
Finance income	2,578	3,068	5,259	5,591
	104,797	98,345	184,995	183,329
Costs and expenses applicable to revenues
Equipment and product sales	11,939	7,549	21,374	15,521
Services	26,781	23,633	46,024	43,984
Rentals	6,524	6,759	12,904	12,728
	45,244	37,941	80,302	72,233
Gross margin	59,553	60,404	104,693	111,096
Selling, general and administrative expenses	32,136	32,484	59,785	60,443
Research and development	1,222	3,922	2,358	7,514
Amortization of intangibles	1,218	965	2,293	1,857
Receivable provisions, net of recoveries	927	355	1,358	806
Legal arbitration award	—	7,500	—	7,500
Exit costs, restructuring charges and associated impairments	—	456	850	1,158
Income from operations	24,050	14,722	38,049	31,818
Change in fair value of equity investment	(4,544)	—	(2,053)	—
Retirement benefits non-service expense	(160)	(124)	(320)	(248)
Interest income	572	243	1,142	490
Interest expense	(636)	(851)	(1,317)	(1,345)
Income before income taxes	19,282	13,990	35,501	30,715
Provision for income taxes	(5,308)	(3,635)	(8,956)	(8,088)
Loss from equity-accounted investments, net of tax	(138)	(100)	(222)	(305)
Net income	13,836	10,255	26,323	22,322
Less: net income attributable to non-controlling interests	(2,439)	(2,630)	(6,661)	(6,192)
Net income attributable to common shareholders	$11,397	$7,625	$19,662	$16,130
Net income per share attributable to common shareholders - basic and diluted:
Net income per share — basic and diluted	$0.19	$0.12	$0.32	$0.25

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$13,836	$10,255	$26,323	$22,322
Unrealized net gain (loss) from cash flow hedging instruments	297	(679)	365	(1,686)
Realization of cash flow hedging net (gain) loss upon settlement	374	(112)	693	(332)
Foreign currency translation adjustments	(1,257)	(3,003)	(172)	(951)
Other comprehensive (loss) income, before tax	(586)	(3,794)	886	(2,969)
Income tax (expense) benefit related to other comprehensive (loss) income	(177)	207	(278)	528
Other comprehensive (loss) income, net of tax	(763)	(3,587)	608	(2,441)
Comprehensive income	13,073	6,668	26,931	19,881
Less: Comprehensive income attributable to non-controlling interests	(2,040)	(1,667)	(6,607)	(5,887)
Comprehensive income attributable to common shareholders	$11,033	$5,001	$20,324	$13,994

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash provided by (used in):
Operating Activities
Net income	$26,323	$22,322
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	29,804	28,034
Write-downs, net of recoveries	1,866	1,686
Change in deferred income taxes	1,296	347
Stock and other non-cash compensation	11,710	11,920
Unrealized foreign currency exchange (gain) loss	(14)	473
Change in fair value of equity investment	2,053	—
Loss from equity-accounted investments	421	106
(Gain) loss on non-cash contribution to equity-accounted investees	(199)	199
Investment in film assets	(8,214)	(18,219)
Changes in other non-cash operating assets and liabilities	(16,529)	(214)
Net cash provided by operating activities	48,517	46,654
Investing Activities
Purchase of property, plant and equipment	(4,175)	(8,632)
Investment in joint revenue sharing equipment	(22,235)	(8,455)
Acquisition of other intangible assets	(1,121)	(1,705)
Investment in equity securities	(15,153)	—
Net cash used in investing activities	(42,684)	(18,792)
Financing Activities
Increase in bank indebtedness	35,000	—
Repayment of bank indebtedness	(50,000)	(1,000)
Settlement of restricted share units and options	(7,619)	(1,529)
Treasury stock repurchased for future settlement of restricted share units	(1,575)	(4,636)
Repurchase of common shares, IMAX China	(16,813)	—
Taxes withheld and paid on employee stock awards vested	(219)	(1,279)
Common shares issued - stock options exercised	2,379	799
Repurchase of common shares	(1,258)	(46,452)
Issuance of subsidiary shares to non-controlling interests (net of return on capital)	1,106	6,696
Dividends paid to non-controlling interests	(2,266)	(4,623)
Credit facility amendment fees paid	—	(1,963)
Net cash used in financing activities	(41,265)	(53,987)
Effects of exchange rate changes on cash	293	442
Decrease in cash and cash equivalents during period	(35,139)	(25,683)
Cash and cash equivalents, beginning of period	141,590	158,725
Cash and cash equivalents, end of period	$106,451	$133,042

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Adjustments to capital stock:
Balance, beginning of period	$418,907	$435,311	$421,539	$440,664
Change in shares held in treasury	2,632	1,356	(659)	497
Employee stock options exercised	1,092	—	1,728	—
Fair value of stock options exercised at the grant date	74	—	97	—
Average carrying value of repurchased and retired common shares	(604)	(10,300)	(604)	(14,794)
Balance, end of period	422,101	426,367	422,101	426,367
Adjustments to other equity:
Balance, beginning of period	176,587	173,866	179,595	175,300
Paid-in-capital for employee stock options granted	2,382	1,414	4,488	2,843
Paid-in-capital for restricted share units granted	4,842	5,342	7,253	8,740
Paid-in-capital for restricted share units vested	(1,392)	(1,654)	(7,294)	(7,915)
Cash received from the issuance of common shares in excess of par value	484	799	651	799
Fair value of stock options exercised at the grant date	(74)	—	(97)	—
Common shares repurchased, IMAX China	(15,046)	—	(16,813)	—
Stock options exercised from treasury shares	(1,551)	—	(1,551)	—
Balance, end of period	166,232	179,767	166,232	179,767
Adjustments to accumulated deficit:
Balance, beginning of period	(77,120)	(60,418)	(85,385)	(87,592)
Retrospective adoption of ASC Topic 606, Revenue from Contracts with Customers	—	(358)	—	27,213
Net income attributable to common shareholders	11,397	7,625	19,662	16,130
Common shares repurchased and retired	(1,105)	(22,757)	(1,105)	(31,659)
Balance, end of period	(66,828)	(75,908)	(66,828)	(75,908)
Adjustments to accumulated other comprehensive loss:
Balance, beginning of period	(2,562)	(138)	(3,588)	(626)
Other comprehensive income (loss), net of tax	(364)	(2,624)	662	(2,136)
Balance, end of period	(2,926)	(2,762)	(2,926)	(2,762)
Adjustments to non-controlling interests:
Balance, beginning of period	85,434	79,439	80,757	74,511
Retrospective adoption of ASC Topic 606, Revenue from Contracts with Customers	—	358	—	735
Net income attributable to non-controlling interests	2,703	2,770	7,035	6,663
Other comprehensive loss, net of tax	(399)	(963)	(54)	(305)
Dividends paid to non-controlling shareholders	(2,266)	(4,623)	(2,266)	(4,623)
Balance, end of period	85,472	76,981	85,472	76,981
Total Shareholders' Equity	$604,051	$604,445	$604,051	$604,445

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

Total assets and liabilities of the Company’s consolidated VIEs are as follows:

	June 30,	December 31,
	2019	2018
Total assets	$12,169	$12,203
Total liabilities	$15,611	$11,573

Total assets and liabilities of the VIE entities which the Company does not consolidate are as follows:

	June 30,	December 31,
	2019	2018
Total assets	$448	$447
Total liabilities	$375	$362

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

The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

These interim financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2018 Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) which should be consulted for a summary of the significant accounting policies utilized by the Company. These interim financial statements are prepared following accounting policies consistent with the Company’s financial statements for the year ended December 31, 2018, except as noted below.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The adoption of this standard was applied prospectively and did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The adoption of this standard was applied prospectively and did not have an impact on the Company, see note 15(d) for additional disclosure regarding the Company’s hedging arrangements.

Recently Issued FASB Accounting Standard Codification Updates

In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2019-05”).  The purpose of ASU 2019-05 is to provide the option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for certain financial assets upon adoption of ASU 2016-13.  Adoption of ASU 2019-05 coincides with the adoption of ASU 2016-13 and will therefore be effective for interim and annual reporting periods beginning after December 15, 2019.  The Company is currently assessing the impact of ASU 2019-05 on its condensed consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”). The purpose of ASU 2019-04 is to provide clarification and improve the guidance provided by ASU 2016-01, ASU 2016-13, and ASU 2017-12. Adoption of these amendments are required at the time of adopting ASU 2016-01, ASU 2016-13, and ASU 2017-12. As the Company has not yet adopted ASU 2016-13, the effective date and transition requirements for the amendments in ASU 2019-04 related to amendments in 2016-13, have the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019 (see below). The Company is currently assessing the impact of the codification improvements on its condensed consolidated financial statements. The Company has previously adopted ASU 2016-01 and ASU 2017-12. As a result, the effective date for adoption of ASU 2019-04 as it pertains to ASU 2016-01 is the fiscal year beginning after December 15, 2019 and ASU 2017-12 is the beginning of the first annual period beginning after the issuance date. The Company is currently assessing the potential impacts of the codification improvements in ASU 2019-04 relating to ASU 2016-01 and 2017-12 on its condensed consolidated financial statements.

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

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. Accounting standards updates that are not noted above were assessed and determined to be not applicable or not significant to the Company’s condensed consolidated financial statements for the period ended June 30, 2019.

3.  Adoption of ASC Topic 842, Leases, effective January 1, 2019

On January 1, 2019, the Company adopted ASC Topic 842 “Leases”.  The standard was issued to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.

As a lessee, the adoption of the standard resulted in the Company recording a net increase to net lease assets and lease liabilities of approximately $17.4 million as at January 1, 2019. The gross right-of-use assets and lease liabilities amounted to $20.0 million, while prepaid expenses of less than $0.1 million and unamortized lease inducements and other accruals of $2.5 million were reclassed from accrued liabilities to offset the applicable right-of-use asset. The Company mainly leases office and warehouse storage space. Office equipment is generally purchased outright. Adoption of ASC Topic 842 did not change the lease classification of its leases. The leases continue to be classified as operating leases similar to the guidance under ASC Topic 840. The adoption of ASC Topic 842 did not materially impact the Company’s net earnings and had no impact on cash flows.

As a lessor, several of the Company’s leases of IMAX theater systems are classified as sales-type leases. The accounting treatment of its lease arrangements for IMAX theater systems has not changed under Topic ASC 842 as compared to guidance under ASC Topic 840, as the Company has very few sales-type leases with variable consideration tied to an index.

The Company adopted ASC Topic 842, utilizing the modified retrospective transition method, which allowed the Company to adopt the standard as of the date of initial application. Prior year comparative amounts are not required to be restated and are presented in accordance with ASC Topic 840, “Leases” or other applicable standards effective prior to January 1, 2019. The Company has elected the ‘package of practical expedients’ permitted under the transition guidance within ASC Topic 842, which permits the Company to carry forward the historical lease classification and not reassess whether any expired or existing contracts are or contain leases. In addition, the Company is not required to reassess initial direct costs for any existing leases. The Company did not elect the land easements and the use of hindsight practical expedients in determining the lease term for existing leases. ASC Topic 842 also provides practical expedients for an entity’s ongoing accounting. The Company has elected the short-term lease recognition exemption for all leases that qualify. As a result, for those leases with a term of less than 12 months, it will not recognize right-of-use assets or lease liabilities. The Company also elected the practical expedient to not separate lease and non-lease components for all its leases regardless of whether the Company is the lessee or a lessor to the lease.

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

4.  Lease Arrangements and Financing Receivables

IMAX Corporation as a Lessor:

Several of the Company’s leases are classified as sales-type leases for transactions related to the lease of IMAX theater systems. Certain arrangements that are legal sales are also classified as sales-type leases as certain clauses within the arrangements limit transfer of title or provide the Company with conditional rights to the system. The customer’s rights under the Company’s lease arrangements are described in note 2(m) in the Company’s 2018 Form 10-K. The Company classifies its lease arrangements at inception of the arrangement and, if required, after a modification of the lease arrangement, to determine whether they are sales-type leases or operating leases. Under the Company’s lease arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s lease portfolio terms are typically non-cancellable for 10 to 20 years with renewal provisions from inception. Except for those sales arrangements that are classified as sales-type leases, the Company’s leases generally do not contain an automatic transfer of title at the end of the lease term. The Company’s lease arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty generally after the first year of the lease until the end of the lease term. The customer is responsible for obtaining insurance coverage for the theater systems commencing on the date specified in the arrangement’s shipping terms and ending on the date the theater systems are delivered back to the Company.

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

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	June 30,	December 31,
	2019	2018
Gross minimum lease payments receivable	$9,516	$10,499
Unearned finance income	(755)	(902)
Minimum lease payments receivable	8,761	9,597
Accumulated allowance for uncollectible amounts	(155)	(155)
Net investment in leases	8,606	9,442
Gross financed sales receivables	147,797	155,044
Unearned finance income	(33,915)	(36,215)
Financed sales receivables	113,882	118,829
Accumulated allowance for uncollectible amounts	(839)	(839)
Net financed sales receivables	113,043	117,990
Total financing receivables	$121,649	$127,432

Net financed sales receivables due within one year	$27,533	$26,911
Net financed sales receivables due after one year	$85,510	$91,079

As at June 30, 2019, the financed sale receivables had a weighted average effective interest rate of 9.1% (December 31, 2018 —9.1%). As at June 30, 2019, sales-type lease arrangements had a weighted average effective interest rate of 7.9% and weighted average remaining lease term of 7.0 years, respectively. (December 31, 2018 — 8.0% and 7.3 years, respectively).

IMAX Corporation as a Lessee:

The Company mainly leases office and warehouse storage space and office equipment is generally purchased outright. Leases with an initial term of less than 12 months are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 5 years or more. The Company assumed that it was reasonably certain that the renewal options on its warehouse leases would be exercised based on previous history and knowledge, current understanding of future business needs and level of investment in leasehold improvements, among other considerations. The incremental borrowing rate used in the calculation of the lease liability is based on the location of each leased property. None of the Company’s leases include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company rents or subleases certain office space to third parties, which have a remaining term of less than 12 months and are not expected to be renewed.

The components of lease expense are as follows:

		Three months ended June 30,		Six months ended June 30,
		2019	2018	2019	2018
Operating lease cost (1)	SG&A Expenses	$220	$1,282	$463	$2,437
Amortization of lease assets	SG&A Expenses	664	—	1,195	—
Interest on lease liabilities	SG&A Expenses	274	—	542	—
Total lease cost		$1,158	$1,282	$2,200	$2,437

(1)	Includes short-term leases and variable lease costs, which are not significant for the three and six months ended June 30, 2019.

Supplemental balance sheet information related to leases are as follows:

		June 30,	January 1,
		2019	2018
Assets
Operating Leases	Property, plant and equipment	$16,252	$17,462

Liabilities
Operating Leases(1)	Accrued and other liabilities	$18,792	$19,960

(1)

The Company recorded lease liabilities of approximately $20.0 million as at January 1, 2019 upon initial adoption of ASC Topic 842. In addition, unamortized lease inducements and other accruals of $2.5 million were reclassed from accrued liabilities to offset against the applicable right-of-use asset.

	June 30,	January 1,
	2019	2018
Weighted-average remaining lease term (years)
Operating Leases	8.0	8.3

Weighted-average discount rate
Operating Leases	5.80%	5.80%

Maturities of lease liabilities are as follows:

Operating Leases
2019 (six months remaining)	$1,795
2020	3,451
2021	3,047
2022	2,283
2023	2,175
Thereafter	11,312
Total lease payments	$24,063
Less: interest expense	(5,271)
Present value of lease liabilities	$18,792

As of December 31, 2018, under ASC Topic 840, minimum lease payments under non-cancelable operating leases by period were expected to be as follows:

Operating Leases
2019	$3,847
2020	2,790
2021	2,491
2022	1,843
2023	1,759
Thereafter	9,657
Total lease payments	$22,387

5.  Inventories

	June 30,	December 31,
	2019	2018
Raw materials	$30,298	$29,705
Work-in-process	4,343	4,733
Finished goods	13,335	10,122
	$47,976	$44,560

At June 30, 2019, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $4.2 million (December 31, 2018 — $1.9 million).

There were no write-downs for excess and obsolete inventory based on current estimates of net realizable value considering future events and conditions, during the three and six months ended June 30, 2019 and 2018.

6.  Credit Facility and Other Financing Arrangements

Credit Facility

On June 28, 2018, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as agent, and a syndicate of lenders party thereto. The Credit Agreement expands the Company’s revolving borrowing capacity from $200.0 million to $300.0 million, and contains an uncommitted accordion feature allowing the Company to further expand its borrowing capacity to $440.0 million or greater, depending on the mix of revolving and term loans comprising the incremental facility. The facility (the “Credit Facility”) matures on June 28, 2023.

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

The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries (the “Guarantors”) and are secured by first-priority security interests in substantially all the assets of the Company and the Guarantors.

The Company was in compliance with all of its requirements at June 30, 2019.

Total amounts drawn and available under the Credit Facility at June 30, 2019 were $25.0 million and $275.0 million, respectively (December 31, 2018 — $40.0 million and $260.0 million, respectively). The effective interest rate for the three and six months ended June 30, 2019 was 3.52% and 3.55%, respectively (2018 — n/a).

As at June 30, 2019, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2018 — $nil), under the Credit Facility.

Working Capital Loan

On July 5, 2018, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, entered into an unsecured revolving facility for up to 200.0 million Renminbi (approximately $30.0 million U.S. Dollars) to fund ongoing working capital requirements. Subsequent to June 30, 2019 this facility was renewed. The total amounts drawn and available under the working capital loan at June 30, 2019 and December 31, 2018 were nil and 200.0 million Renminbi, respectively ($nil and approximately $30.0 million U.S. Dollars, respectively).

Bank indebtedness includes the following:

	June 30,	December 31,
	2019	2018
Credit Facility	$25,000	$40,000
Deferred charges on debt financing	(2,024)	(2,247)
	$22,976	$37,753

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The net settlement risk on its foreign currency forward contracts was $0.1 million at June 30, 2019, as the notional value exceeded the fair value of the forward contracts. As at June 30, 2019, the Company has $42.4 million in notional value of such arrangements outstanding.

Bank of Montreal Facility

As at June 30, 2019, the Company had available a $10.0 million facility (December 31, 2018 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by Export Development Canada (the “Bank of Montreal Facility”). As at June 30, 2019, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2018 — $nil) under the Bank of Montreal Facility.

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

(a)In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, consisting of past and future rents owed to the Company, plus interest and costs, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India and on June 10, 2013, the Bombay High Court ruled that it had jurisdiction over the proceeding filed by E-City. The Company appealed that ruling to the Supreme Court of India, and on March 10, 2017, the Supreme Court set aside the Bombay High Court’s judgement and dismissed E-City’s petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties. That matter is currently pending. The Company has also taken steps to enforce the ICC final award outside of India. In December 2011, the Ontario Superior Court of Justice issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application, and in October 2015, the New York Supreme Court recognized the Canadian judgment and entered it as a New York judgment. The Company intends to continue pursuing its rights and seeking to enforce the award, although no assurances can be given with respect to the ultimate outcome.

(b)On November 11, 2013, Giencourt Investments, S.A. (“Giencourt”) initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida, based on alleged breaches by the Company of its theater agreement and related license agreement with Giencourt. An arbitration hearing for witness testimony was held during the week of December 14, 2015. At the hearing, Giencourt’s expert identified monetary damages of up to approximately $10.4 million, which Giencourt sought to recover from the Company. The Company asserted a counterclaim against Giencourt for breach of contract and sought to recover lost profits in excess of $24.0 million under the agreements. Subsequently, in December 2015, Giencourt made a motion to the panel seeking to enforce a purported settlement of the matter based on negotiations between Giencourt and the Company. The panel held a final hearing with closing arguments in October 2016. On February 7, 2017, the panel issued a Partial Final Award and on July 21, 2017, the panel issued a Final Award (collectively, the “Award”), which held that the parties had reached a binding settlement, and therefore the panel did not reach the merits of the dispute. The Company strongly disputes that discussions about a potential resolution of this matter amounted to an enforceable settlement. In October 2017, the Company filed a petition to vacate the arbitration award in the United States Court for the Southern District of Florida on various grounds, including that the panel exceeded its jurisdiction, and a hearing was held on June 27, 2019. The petition is still pending. At this time, the Company is unable to determine the amounts that it may owe pursuant to the Award, or the timing of any such payments, and therefore no assurances can be given with respect to the ultimate outcome of the matter.

(c)In addition to the matters described above, the Company is currently involved in other legal proceedings or governmental inquiries which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

(d)In the normal course of business, the Company enters into agreements that may contain features that meet the definition of a guarantee. The Guarantees Topic of the FASB ASC defines a guarantee to be a contract (including an indemnity) that contingently requires the Company to make payments (either in cash, financial instruments, other assets, shares of its stock or provision of services) to a third party based on (a) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (b) failure of another party to perform under an obligating agreement or (c) failure of another third party to pay its indebtedness when due.

Financial Guarantees

The Company has provided no significant financial guarantees to third parties.

Product Warranties

The Company’s accrual for product warranties, which was recorded as part of accrued and other liabilities in the condensed consolidated balance sheets, was $0.2 million and $0.2 million at June 30, 2019 and December 31, 2018, respectively.

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheets as at June 30, 2019 and December 31, 2018, with respect to this indemnity.

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

The Company defers direct selling costs such as sales commissions and other amounts related to its sales and sales-type lease arrangements until the related revenue is recognized. These costs and direct advertising and marketing, included in costs and expenses applicable to Revenues – Equipment and product sales, totaled $0.4 million and $0.9 million for the three and six months ended June 30, 2019, respectively (2018 — $0.5 million and $1.2 million, respectively).

Film exploitation costs, including advertising and marketing, totaled $9.6 million and $14.1 million for the three and six months ended June 30, 2019, respectively (2018 — $7.3 million and $12.6 million, respectively), and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to Revenues – Rentals in the month they are earned. These costs totaled a recovery of $0.4 million and $0.6 million for the three and six months ended June 30, 2019, respectively (2018 — expense of $0.5 million and $0.6 million, respectively). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to Revenues – Rentals as incurred. These costs totaled an expense of $0.7 million and $0.9 million for the three and six months ended June 30, 2019, respectively (2018 — $0.6 million and $0.7 million, respectively).

(b)	Foreign Exchange

Included in selling, general and administrative expenses for the three and six months ended June 30, 2019 is a loss of $0.2 million and a loss of $0.4 million, respectively (2018 — loss of $1.0 million and loss of $1.1 million, respectively) for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities. See note 15(d) for additional information.

(c)	Collaborative Arrangements

Joint Revenue Sharing Arrangements

In a joint revenue sharing arrangement, the Company receives a portion of a theater’s box office and in certain arrangements a portion of concession revenues and a small upfront or initial payment, in exchange for placing a theater system at the theater operator’s venue. Under joint revenue sharing arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s joint revenue sharing arrangements are typically non-cancellable for 10 years or longer with renewal provisions. Title to equipment under joint revenue sharing arrangements generally does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the theater systems commencing on the date specified in the arrangement’s shipping terms and ending on the date the theater systems are delivered back to the Company.

The Company has signed joint revenue sharing agreements with 38 exhibitors for a total of 1,256 theater systems, of which 826 theaters were operating as at June 30, 2019, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m) of the Company’s 2018 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Revenue — Equipment and product sales and Revenue — Rentals and for the three and six months ended June 30, 2019 amounted to $27.8 million and $48.2 million, respectively (2018 — $25.7 million and $43.6 million, respectively).

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

For the six months ended June 30, 2019, the majority of IMAX DMR revenue was earned from the exhibition of 39 IMAX DMR films (2018 – 33) throughout the IMAX theater network. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m) of the Company’s 2018 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Revenues – Services and for the three and six months ended June 30, 2019 amounted to $39.3 million and $67.2 million, respectively (2018 — $36.1 million and $63.2 million, respectively).

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

As at June 30, 2019, the Company has two significant co-produced film arrangements which represent the VIE total assets balance of $12.2 million and liabilities balance of $15.6 million and three other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) and 2(m) of the Company’s 2018 Form 10-K.

For the three and six months ended June 30, 2019, expenses totaling less than $0.1 million and $0.2 million, respectively (2018 — recovery of less than $0.1 million and an expense of $0.2 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to Revenues – Services.

As at June 30, 2019, the Company is participating in one significant co-produced television arrangement. This arrangement is not a VIE.

For the three and six months ended June 30, 2019, revenues of $nil and $nil, respectively (2018 — less than $0.1 million and $0.4 million, respectively) and costs and expenses applicable to revenues of $nil and $nil, respectively (2018 — less than $0.1 million and $0.5 million, respectively) attributable to this collaborative arrangement have been recorded in Revenue – Services and Costs and expenses applicable to Revenues – Services, respectively.

9.  Condensed Consolidated Statements of Cash Flows Supplemental Information

(a)	Depreciation and amortization are comprised of the following:

	Six Months Ended
	June 30,
	2019	2018
Film assets	$8,492	$8,053
Property, plant and equipment
Joint revenue sharing arrangements	11,295	10,040
Other property, plant and equipment	5,992	6,376
Other intangible assets	2,952	2,398
Other assets	829	612
Deferred financing costs	244	555
	$29,804	$28,034

(b)	Write-downs, net of recoveries, are comprised of the following:

	Six Months Ended
	June 30,
	2019	2018

Accounts receivable	$1,358	$706
Joint revenue sharing arrangements (1)	404	336
Property, plant and equipment (1)	81	506
Other intangible assets	21	38
Inventories	2	-
Financing receivables	-	100
	$1,866	$1,686

(1)

The Company recognized asset impairment charges of less than $0.1 million (2018 — $0.5 million) reflecting property, plant and equipment that were no longer in use. In the six months ended June 30, 2019, the Company recorded a charge of $0.1 million in cost of sales applicable to Equipment and product sales and $0.1 million in revenue applicable to Equipment and product sales upon the upgrade of xenon-based digital systems under joint revenue sharing arrangements to laser-based digital systems. No such charge was recorded in the six months ended June 30, 2018.

(c)	Significant non-cash investing and financing activities are comprised of the following:

	Six Months Ended
	June 30,
	2019	2018
Net accruals related to:
Investment in joint revenue sharing arrangements	$3,651	$(20)
Acquisition of other intangible assets	13	(23)
Purchases of property, plant and equipment	(427)	500
	$3,237	$457

10.  Income Taxes

(a)	Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or decreases in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. During the quarter ended June 30, 2019, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings as necessary.

As at June 30, 2019, the Company had net deferred income tax assets after valuation allowance of $29.6 million (December 31, 2018 — $31.3 million), which consists of a gross deferred income tax asset of $29.8 million (December 31, 2018 — $31.5 million), against which the Company is carrying a $0.2 million valuation allowance (December 31, 2018 — $0.2 million).

For the quarter ended June 30, 2019, the Company recorded a provision for income taxes of $5.3 million. Included in the provision for income taxes was an expense of $0.1 million related to its provision for uncertain tax positions and there were no amounts recognized related to its provision for tax shortfalls related to stock-based compensation costs recognized in the period.

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

Cash held outside of North America as at June 30, 2019 was $97.6 million (December 31, 2018 — $121.9 million), of which $64.9 million was held in the People’s Republic of China (“PRC”) (December 31, 2018 — $54.7 million). The Company's intent is to permanently reinvest these amounts outside of Canada and the Company does not currently anticipate that it will need funds generated from foreign operations to fund North American operations. In the event funds from foreign operations are needed to fund operations in North America and if withholding taxes have not already been previously provided, the Company would be required to accrue and pay these additional withholding tax amounts on repatriation of funds from China to Canada. The Company currently estimates this amount to be $9.8 million (December 31, 2018 — $8.4 million).

(b)	Income Tax Effect on Other Comprehensive Income

The income tax (expense) benefit included in the Company’s other comprehensive income are related to the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Unrealized change in cash flow hedging instruments	$(99)	$178	$(182)	$441
Realized change in cash flow hedging instruments upon settlement	(78)	29	(96)	87
	$(177)	$207	$(278)	$528

11.  Capital Stock

(a)	Stock-Based Compensation

Compensation costs recorded in the condensed consolidated statements of operations for the Company’s stock-based compensation plans were $7.0 million and $11.4 million for the three and six months ended June 30, 2019, respectively (2018 — $6.8 million and

$11.6 million, respectively). The following reflects the stock-based compensation expense recorded to the respective financial statement line items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost and expenses applicable to revenues	$447	$398	$821	$732
Selling, general and administrative expenses	6,485	6,242	10,388	10,659
Research and development	95	116	180	212
Exit costs, restructuring charges and associated impairments	—	—	—	(19)
	$7,027	$6,756	$11,389	$11,584

The following reflects a breakdown of the Company’s stock-based compensation expense by each plan type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock options	$2,177	$1,361	$4,084	$2,750
Restricted Share Units	4,132	4,805	6,242	8,020
China Long Term Incentive Plan Restricted Share Units	641	537	920	720
China Options	77	53	143	94
	$7,027	$6,756	$11,389	$11,584

Stock Option Summary

The following table summarizes certain information in respect of option activity under the Company’s Stock Option Plan (“SOP”) and IMAX Amended and Restated Long Term Incentive Plan (“IMAX LTIP”) for the six months ended June 30:

	Number of Shares		Weighted Average Exercise Price Per Share
	2019	2018	2019	2018
Options outstanding, beginning of period	5,465,046	5,082,100	$27.63	$29.31
Granted	1,016,882	878,629	20.66	22.06
Exercised	(85,746)	—	20.15	—
Forfeited	(103,902)	(147,307)	23.70	30.77
Expired	(316,325)	(470,752)	26.08	31.77
Cancelled	(5,196)	—	32.80	—
Options outstanding, end of period	5,970,759	5,342,670	26.70	27.86
Options exercisable, end of period	4,104,443	3,708,881	28.35	28.68

Restricted Share Units (“RSU”) Summary

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP for the six months ended June 30:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2019	2018	2019	2018
RSUs outstanding, beginning of period	1,033,871	995,329	$25.70	$32.68
Granted	618,181	591,296	22.40	20.92
Vested and settled	(302,232)	(335,308)	26.69	31.02
Forfeited	(124,527)	(53,029)	23.66	31.33
RSUs outstanding, end of period	1,225,293	1,198,288	23.99	27.40

Issuer Purchases of Equity Securities

In 2017, the Company’s Board of Directors approved a new $200.0 million share repurchase program for shares of the Company’s common shares. The share repurchase program expires on June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the three and six months ended June 30, 2019, the Company repurchased 87,769 common shares, respectively, at an average price of $19.45 per share, respectively, excluding commissions (2018 – 1,500,465 and 2,154,689 common shares, respectively at an average price of $22.01 per share and $21.54 per share, respectively).

In 2018, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China in an amount not to exceed 10% of the total number of issued shares of IMAX China as at May 3, 2018 (35,818,112 shares). The share repurchase program expired on June 6, 2019. In 2019, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China in an amount not to exceed 10% of the total number of issued shares of IMAX China as at June 6, 2019 (35,605,560 shares). The share repurchase program expires on the date of the 2020 annual general meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three and six months ended June 30, 2019, IMAX China repurchased 6,315,900 and 7,025,700 common shares at an average price of HKD 18.59 per share and HKD 18.68, respectively (U.S. $2.37 and U.S. $2.38, respectively). No shares were repurchased during the three and six months ended June 30, 2018.

The total number of shares purchased during the three and six months ended June 30, 2019 does not include any shares purchased in the administration of employee share-based compensation plans (which amounted to nil and 400,000 common shares, respectively (2018 — nil and 300,000 common shares, respectively), at an average price of $nil and $22.98 per share, respectively (2018 — $nil and $20.55 per share, respectively)).

As at June 30, 2019, the IMAX LTIP trustee held 77,607 shares purchased for $1.6 million in the open market to be issued upon the settlement of RSUs and certain stock options. The shares held with the trustee are recorded at cost and are reported as a reduction against capital stock on the condensed consolidated balance sheet.

(b)	Net Income Per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income applicable to common shareholders	$11,397	$7,625	$19,662	$16,130
Weighted average number of common shares (000's):
Issued and outstanding, beginning of period	61,291	63,956	61,434	64,696
Weighted average number of shares repurchased, net of shares issued during the period	40	(642)	(80)	(765)
Weighted average number of shares used in computing basic income per share	61,331	63,314	61,354	63,931
Assumed exercise of stock options and RSUs, net of shares assumed repurchased	176	112	171	75
Weighted average number of shares used in computing diluted income per share	61,507	63,426	61,525	64,006

The calculation of diluted earnings per share for the three and six months ended June 30, 2019 excludes 6,153,795 and 6,226,887 shares, respectively (2018 — 5,696,638 and 5,810,623 shares, respectively) that are issuable upon the vesting of 183,627 and 256,128 RSUs, respectively (2018 — 442,331 and 556,316 RSUs, respectively) and the exercise of 5,970,168 and 5,970,759 stock options, respectively (2018 — 5,254,307 and 5,254,307 stock options, respectively), as the impact would be antidilutive.

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

The Company’s arrangements include a requirement for the provision of maintenance services over the life of the arrangement, subject to a consumer price index increase on renewal each year. In circumstances where customers prepay the entire term’s maintenance arrangement, payments are due to the Company for the years after the extended warranty and maintenance services offered as part of the System Obligation expire. Payments upon renewal each year can be either in arrears or in advance and can vary in frequency from monthly to annually. At June 30, 2019 $13.7 million of consideration has been deferred in relation to outstanding stand ready performance obligations related to these maintenance services (December 31, 2018 — $21.9 million). As the maintenance services are a stand ready obligation, revenue, subject to appropriate constraint, is recognized evenly over the contract term.

In instances where consideration is received prior to performance obligations being satisfied, it is deferred. The majority of the Company’s deferred revenue balance relates to payments for theater systems that have not yet been recognized. The deferred revenue related to an individual theater increases as progress payments are made and is recognized at the time the system obligation is satisfied. Recognition dates are variable and depend on numerous factors, including some outside of the Company’s control.

The recognition of variable consideration involves a significant amount of judgment. Variable consideration is to be recognized subject to appropriate constraints to avoid a significant reversal of revenue in future periods. The Company will review the variable interest assets on an ongoing basis. In the three and six months ended June 30, 2019, the Company recorded a true-up of variable consideration of $0.5 million and $1.9 million, respectively due to the modification of existing arrangements.

The following tables present a breakdown of the Company’s revenues between fixed and variable consideration and lease arrangements:

	Three Months Ended
	June 30, 2019
	Subject to the Revenue		Subject to the
	Recognition Standard		Lease Standard
	Fixed consideration	Variable consideration	Lease arrangements	Total
Network business
IMAX DMR	$—	$39,293	$—	$39,293
Joint revenue sharing arrangements – contingent rent	—	—	25,301	25,301
IMAX systems – contingent rent	—	—	131	131
	—	39,293	25,432	64,725
Theater business
IMAX systems
Sales and sales-type leases	13,074	719	—	13,793
Ongoing fees and finance income	2,816	—	—	2,816
Joint revenue sharing arrangements – fixed fees	—	—	2,548	2,548
Theater system maintenance	13,207	—	—	13,207
Other theater	2,580	—	—	2,580
	31,677	719	2,548	34,944
New business	500	(22)	—	478
Other
Film post-production	2,326	—	—	2,326
Film distribution	—	1,275	—	1,275
Other	—	728	321	1,049
	2,326	2,003	321	4,650
Total	$34,503	$41,993	$28,301	$104,797

	Six Months Ended
	June 30, 2019
	Subject to the Revenue		Subject to the
	Recognition Standard		Lease Standard
	Fixed consideration	Variable consideration	Lease arrangements	Total
Network business
IMAX DMR	$—	$67,243	$—	$67,243
Joint revenue sharing arrangements – contingent rent	—	—	43,158	43,158
IMAX systems – contingent rent	—	—	157	157
	—	67,243	43,315	110,558
Theater business
IMAX systems
Sales and sales-type leases	21,238	2,874	—	24,112
Ongoing fees and finance income	5,685	—	—	5,685
Joint revenue sharing arrangements – fixed fees	—	—	5,087	5,087
Theater system maintenance	26,158	—	—	26,158
Other theater	4,206	—	—	4,206
	57,287	2,874	5,087	65,248
New business	612	700	—	1,312
Other
Film post-production	4,273	—	—	4,273
Film distribution	—	1,990	—	1,990
Other	—	1,191	423	1,614
	4,273	3,181	423	7,877
Total	$62,172	$73,998	$48,825	$184,995

	Three Months Ended
	June 30, 2018
	Subject to the Revenue		Subject to the
	Recognition Standard		Lease Standard
	Fixed consideration	Variable consideration	Lease arrangements	Total
Network business
IMAX DMR	$—	$36,161	$—	$36,161
Joint revenue sharing arrangements – contingent rent	—	—	24,730	24,730
	—	36,161	24,730	60,891
Theater business
IMAX systems
Sales and sales-type leases	9,874	2,107	—	11,981
Ongoing fees and finance income	3,282	—	—	3,282
Joint revenue sharing arrangements – fixed fees	1,022	—	—	1,022
Theater system maintenance	12,335	—	—	12,335
Other theater	2,255	—	—	2,255
	28,768	2,107	—	30,875
New business	2,825	291	—	3,116
Other
Film post-production	1,087	—	—	1,087
Film distribution	—	1,273	—	1,273
Other	—	1,103	—	1,103
	1,087	2,376	—	3,463
Total	$32,680	$40,935	$24,730	$98,345

	Six Months Ended
	June 30, 2018
	Subject to the Revenue		Subject to the
	Recognition Standard		Lease Standard
	Fixed consideration	Variable consideration	Lease arrangements	Total
Network business
IMAX DMR	$—	$63,214	$—	$63,214
Joint revenue sharing arrangements – contingent rent	—	—	42,593	42,593
	—	63,214	42,593	105,807
Theater business
IMAX systems
Sales and sales-type leases	25,822	4,296	—	30,118
Ongoing fees and finance income	6,012	—	—	6,012
Joint revenue sharing arrangements – fixed fees	1,022	—	—	1,022
Theater system maintenance	25,047	—	—	25,047
Other theater	3,631	—	—	3,631
	61,534	4,296	—	65,830
New business	2,825	898	—	3,723
Other
Film post-production	4,250	—	—	4,250
Film distribution	—	1,844	—	1,844
Other	50	1,825	—	1,875
	4,300	3,669	—	7,969
Total	$68,659	$72,077	$42,593	$183,329

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue(1)
Network business
IMAX DMR	$39,293	$36,161	$67,243	$63,214
Joint revenue sharing arrangements – contingent rent	25,301	24,730	43,158	42,593
IMAX systems – contingent rent	131	—	157	—
	64,725	60,891	110,558	105,807
Theater business
IMAX systems	16,609	15,263	29,797	36,130
Joint revenue sharing arrangements – fixed fees	2,548	1,022	5,087	1,022
Theater system maintenance	13,207	12,335	26,158	25,047
Other theater	2,580	2,255	4,206	3,631
	34,944	30,875	65,248	65,830
New business	478	3,116	1,312	3,723
Other
Film post-production	2,326	1,087	4,273	4,250
Film distribution	1,275	1,273	1,990	1,844
Other	1,049	1,103	1,614	1,875
	4,650	3,463	7,877	7,969
Total revenues	$104,797	$98,345	$184,995	$183,329

Gross Margin
Network business
IMAX DMR(2)	$23,961	$24,280	$43,736	$43,063
Joint revenue sharing arrangements – contingent rent(2)	19,128	18,621	30,923	31,362
IMAX systems – contingent rent	131	—	157	—
	43,220	42,901	74,816	74,425
Theater business
IMAX systems(2)	8,078	10,133	15,244	24,425
Joint revenue sharing arrangements – fixed fees(2)	870	246	1,165	246
Theater system maintenance	5,640	5,088	10,921	11,292
Other theater	841	563	1,316	517
	15,429	16,030	28,646	36,480
New business	281	1,906	900	436
Other
Film post-production	81	(150)	766	1,535
Film distribution(2)	377	(237)	(333)	(1,476)
Other	165	(46)	(102)	(304)
	623	(433)	331	(245)

Total segment margin	$59,553	$60,404	$104,693	$111,096

(1)	The Company’s largest customer represented 20.0% and 19.9%, respectively, of total revenues for the three and six months ended June 30, 2019, respectively (2018 —18.7% and 18.0%, respectively).

(2)

IMAX DMR segment margins include marketing costs of $9.5 million and $13.4 million for the three and six months ended June 30, 2019, respectively (2018 — $6.5 million and $10.6 million, respectively). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $0.2 million and $0.3 million for the three and six months ended June 30, 2019, respectively (2018 — $1.0 million and $1.2 million, respectively). IMAX systems segment margins include marketing and commission costs of $0.4 million and $0.9 million for the three and six months ended June 30, 2019, respectively (2018 — $0.5 million and $1.2 million, respectively). Film distribution segment margins include marketing expense of less than $0.1 million and $0.6 million for the three and six months ended June 30, 2019, respectively (2018 — $0.8 million and $2.0 million, respectively).

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
United States	$35,944	$38,081	$60,237	$65,713
Greater China	32,575	23,341	59,256	51,487
Western Europe	11,933	9,050	20,376	19,312
Asia (Excluding Greater China)	9,963	11,371	18,753	20,601
Russia & the CIS	5,619	2,346	7,307	4,336
Canada	2,620	3,444	4,492	6,010
Latin America	2,160	4,856	4,813	6,335
Rest of the World	3,983	5,856	9,761	9,535
Total	$104,797	$98,345	$184,995	$183,329

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) classifications comprises more than 10% of the total revenue.

14.  Employee's Pension and Postretirement Benefits

(a)	Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan (the “SERP”) covering Richard L. Gelfond, CEO of the Company.

The following table provides disclosure of the pension obligation for the SERP:

	June 30,	December 31,
	2019	2018
Projected benefit obligation:
Obligation, beginning of period	$17,977	$19,003
Interest cost	282	422
Actuarial gain	—	(1,448)
Obligation, end of period and unfunded status	$18,259	$17,977

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest cost	$141	$105	$282	$211

No contributions are expected to be made for the SERP during the remainder of 2019. The Company expects interest costs of to be $0.3 million recognized as a component of net periodic benefit cost during the remainder of 2019.

The accumulated benefit obligation for the SERP was $18.3 million at June 30, 2019 (December 31, 2018 —$18.0 million).

The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2019), although Mr. Gelfond has not informed the Company that he intends to retire at that time.

(b)	Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and six months ended June 30, 2019, the Company contributed and expensed an aggregate of $0.3 million and $0.6 million, respectively (2018 — $0.3 million and $0.6 million respectively) to its Canadian defined contribution plan and an aggregate of $0.1 million and $0.3 million, respectively (2018 —$0.1 million and $0.3 million respectively) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits – Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at June 30, 2019 is $0.7 million (December 31, 2018 — $0.6 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and six months ended June 30, 2019, respectively (2018 — less than $0.1 million and less than $0.1 million, respectively).

(d)	Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees upon meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. The postretirement benefits obligation as at June 30, 2019 is $1.5 million (December 31, 2018 — $1.5 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and six months ended June 30, 2019, respectively (2018 — less than $0.1 million and less than $0.1 million, respectively).

(e)	Deferred Compensation Benefit Plan

The Company maintained a nonqualified deferred compensation benefit plan (the “Retirement Plan”) covering Greg Foster, former CEO of IMAX Entertainment and Senior Executive Vice President of the Company. Under the terms of his Retirement Plan with the Company, the Retirement Plan will vest in full if Mr. Foster incurs a separation from service (as defined therein). In the fourth quarter of 2018, Mr. Foster incurred a separation from service, and as such, his Retirement Plan benefits became fully vested as at December 31, 2018 and the accelerated costs were recognized and reflected in the executive transition costs line on the consolidated statement of operations. As at June 30, 2019, the Company had a funded benefit obligation recorded of $3.6 million (December 31, 2018 — $3.6 million). The Company did not recognize any additional expenses in the three and six months ended June 30, 2019 (2018 — $0.2 million and $0.4 million, respectively).

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

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As of June 30, 2019		As at December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$106,451	$106,451	$141,590	$141,590
Equity securities (3)	14,149	14,149	1,022	1,022
Level 2
Net financed sales receivables(2)	$113,043	$112,292	$117,990	$117,428
Net investment in sales-type leases (2)	8,606	8,662	9,442	9,529
Convertible loan receivable(2)	1,500	1,500	1,500	1,500
Equity securities(1)	1,000	1,000	1,000	1,000
Foreign exchange contracts — designated forwards(3)	(146)	(146)	(1,202)	(1,202)
Borrowings under the Credit Facility(1)	(25,000)	(25,000)	(40,000)	(40,000)

(1)	Recorded at cost, which approximates fair value.
(2)	Estimated based on discounting future cash flows at currently available interest rates with comparable terms.
(3)	Value determined using quoted prices in active markets.

When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers in or out of the Company’s Level 3 assets during the three and six months ended June 30, 2019 and 2018.

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

Credit Watch — Theater operator has begun to demonstrate a delay in payments, and has been placed on the Company's credit watch list for continued monitoring, but active communication continues with the Company. Depending on the size of outstanding balance, length of time in arrears and other factors, transactions may need to be approved by management. These financing receivables are considered to be in better condition than those receivables related to theaters in the "Pre-approved transactions" category, but not in as good of condition as those receivables in "Good standing".

Pre-approved transactions only — Theater operator is demonstrating a delay in payments with little or no communication with the Company. All service or shipments to the theater must be reviewed and approved by management. These financing receivables are considered to be in better condition than those receivables related to theaters in the "All transactions suspended" category, but not in as good of condition as those receivables in "Credit Watch". Depending on the individual facts and circumstances of each customer, finance income recognition may be suspended if management believes the receivable to be impaired.

All transactions suspended — Theater is severely delinquent, non-responsive or not negotiating in good faith with the Company. Once a theater is classified as “All transactions suspended” the theater is placed on nonaccrual status and all revenue recognitions related to the theater are stopped.

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As of June 30, 2019			As at December 31, 2018
	Minimum Lease Payments	Financed Sales Receivables	Total	Minimum Lease Payments	Financed Sales Receivables	Total
In good standing	$8,149	$102,315	$110,464	$8,701	$108,574	$117,275
Credit Watch	612	9,983	10,595	574	8,723	9,297
Pre-approved transactions	—	587	587	322	565	887
Transactions suspended	—	997	997	—	967	967
	$8,761	$113,882	$122,643	$9,597	$118,829	$128,426

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As of June 30, 2019		As at December 31, 2018
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Net investment in leases	$—	$—	$—	$—
Net financed sales receivables	997	(739)	967	(739)
Total	$997	$(739)	$967	$(739)

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

The Company’s aged financing receivables are as follows:

	As of June 30, 2019
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$24	$93	$253	$370	$8,391	$8,761	$(155)	$8,606
Net financed sales receivables	614	2,858	5,910	9,382	104,500	113,882	(839)	113,043
Total	$638	$2,951	$6,163	$9,752	$112,891	$122,643	$(994)	$121,649

	As at December 31, 2018
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$52	$18	$253	$323	$9,274	$9,597	$(155)	$9,442
Net financed sales receivables	1,442	2,066	5,241	8,749	110,080	118,829	(839)	117,990
Total	$1,494	$2,084	$5,494	$9,072	$119,354	$128,426	$(994)	$127,432

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue finance income is as follows:

	As of June 30, 2019
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$9	$46	$251	$306	$1,427	$—	$1,733
Net financed sales receivables	201	1,516	5,855	7,572	33,585	—	41,157
Total	$210	$1,562	$6,106	$7,878	$35,012	$—	$42,890

	As at December 31, 2018
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$28	$9	$246	$283	$1,523	$—	$1,806
Net financed sales receivables	558	1,472	5,860	7,890	31,507	—	39,397
Total	$586	$1,481	$6,106	$8,173	$33,030	$—	$41,203

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

For the Three Months Ended June 30, 2019
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	869	128	(739)	869	—
Recorded investment for which there is no related allowance:
Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	$869	$128	$(739)	$869	$—

For the Three Months Ended June 30, 2018
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	869	12	(739)	930	—
Recorded investment for which there is no related allowance:
Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	$869	$12	$(739)	$930	$—

For the Six Months Ended June 30, 2019
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	869	128	(739)	869	—
Recorded investment for which there is no related allowance:
Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	$869	$128	$(739)	$869	$—

For the Six Months Ended June 30, 2018
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	869	12	(739)	991	—
Recorded investment for which there is no related allowance:
Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	$869	$12	$(739)	$991	$—

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables are as follows:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Net Investment	Net Financed	Net Investment	Net Financed
	in Leases	Sales Receivables	in Leases	Sales Receivables
Allowance for credit losses:
Beginning balance	$155	$839	$155	$839
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision	—	—	—	—
Ending balance	$155	$839	$155	$839
Ending balance: individually evaluated for impairment	$155	$839	$155	$839
Financing receivables:
Ending balance: individually evaluated for impairment	$8,761	$113,368	$8,761	$113,368

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Net Investment	Net Financed	Net Investment	Net Financed
	in Leases	Sales Receivables	in Leases	Sales Receivables
Allowance for credit losses:
Beginning balance	$155	$922	$155	$922
Charge-offs	—	(183)	—	(183)
Recoveries	—	—	—	—
Provision	—	100	—	100
Ending balance	$155	$839	$155	$839
Ending balance: individually evaluated for impairment	$155	$839	$155	$839
Financing receivables:
Ending balance: individually evaluated for impairment	$6,935	$119,815	$6,935	$119,815

(d)	Foreign Exchange Risk Management

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

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at June 30, 2019 (the “Foreign Currency Hedges”), with settlement dates throughout 2019 and 2020. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statements of operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with selling, general and administrative expenses and capital expenditures. For foreign currency cash flow hedging instruments related to selling, general and administrative expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statements of operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to capital expenditures, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to property, plant and equipment on the balance sheet when the forecasted transaction occurs. The Company currently does not hold any derivatives which are not designated as hedging instruments.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value of foreign exchange contracts:

	June 30,	December 31,
	2019	2018
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$42,430	$50,828

Fair value of derivatives in foreign exchange contracts:

		June 30,	December 31,
	Balance Sheet Location	2019	2018
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$352	$649
	Accrued and other liabilities	(498)	(1,851)
		$(146)	$(1,202)

Derivatives in Foreign Currency Hedging relationships are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Foreign exchange contracts	Derivative Gain (Loss)
— Forwards	Recognized in OCI	$297	$(679)	$365	$(1,686)

	Location of Derivative Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
	Reclassified from AOCI	2019	2018	2019	2018
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$(355)	$112	$(661)	$332
	Property, plant and equipment	(19)	—	(32)	—
		$(374)	$112	(693)	332

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Foreign exchange contracts	Derivative Gain Recognized In
— Forwards	and Out of OCI	$2	$—	$2	$46

The Company's estimated net amount of the existing losses as at June 30, 2019 is $0.3 million, which is expected to be reclassified to earnings within the next twelve months.

(e)	Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323, FASB ASC 320 and FASB ASC 321, as appropriate.

As at June 30, 2019, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2018 — $nil). The Company’s accumulated losses in excess of its equity investment were $1.8 million as at June 30, 2019 and are classified in Accrued and other liabilities. For the three months ended June 30, 2019, gross revenues, cost of revenue and net loss for the Company’s investment was $0.5 million, $0.7 million and $0.5 million, respectively (2018 — $1.0 million, $0.8 million and $0.4 million, respectively). For the six months ended June 30, 2019, gross revenue, cost of revenue and net loss for the Company’s investment was $0.7 million, $1.3 million and $0.8 million, respectively (2018 — $1.5 million, $1.7 million and $1.0 million, respectively). The Company has determined it is not the primary beneficiary of this VIE, and therefore this entity has not been consolidated. In a prior year, the Company issued a convertible loan of $1.5 million to this entity with a term of three years with an annual effective interest rate of 5.0%. The instrument is classified as an available-for-sale investment due to certain features that allow for conversion to common stock in the entity in the event of certain triggers occurring.

In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under FASB ASC 320 and is recorded at a fair value of $nil at June 30, 2019 (December 31, 2018 — $nil).

Furthermore, the Company has an investment of $1.0 million (December 31, 2018 — $1.0 million) in the shares of an exchange traded fund. This investment is classified as an equity investment.

As at June 30, 2019, the Company held investments with a total value of $3.5 million in the preferred shares of enterprises which meet the criteria for classification as an equity security under FASB ASC 325, carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million at June 30, 2019 (December 31, 2018 — $1.0 million).

On January 17, 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, as an investor entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) (as the issuer) and Morgan Stanley Asia Limited (as a sponsor, underwriter and the underwriters’ representative). Pursuant to this agreement, IMAX China (Hong Kong), Limited agreed to invest $15.2 million to subscribe for a certain number of shares of Maoyan at the final offer price pursuant to the global offering of the share capital of Maoyan, and this investment would be subject to a lock-up period of six months following the date of the global offering. On February 4, 2019, Maoyan completed its global offering, upon which, IMAX China (Hong Kong), Limited became a less than 1% shareholder in Maoyan. This investment is classified as an equity security under the FASB ASC 321, with a readily determinable market value through the Hong Kong Stock Exchange. The changes in fair value are recorded in the Change in fair value of equity investment line item in the Company’s condensed consolidated statement of operations. For the three and six months ended June 30, 2019, the Company has recorded a net unrealized loss of $4.5 million and $2.1 million, respectively.

The total carrying value of investments in new business ventures, as at June 30, 2019 is $2.5 million (December 31, 2018 — $3.5 million) and is recorded in Other assets.

The investment in shares of an exchange traded fund and the investment in Maoyan are recorded in Investment in equity securities.

16.  Non-Controlling Interests

(a)	IMAX China Non-Controlling Interest

The Company indirectly owns approximately 69.54% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China remains a consolidated subsidiary of the Company.

(b)	Other Non-Controlling Interest

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014 and has reached its maximum contribution. The Company sees the Original Film Fund as a vehicle designed to generate a continuous, steady flow of high-quality documentary content. As at June 30, 2019, the Original Film Fund has invested $22.3 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

The Company also established its VR Fund among the Company, its subsidiary IMAX China and other strategic investors to help finance the creation of interactive VR content experiences for use across all VR platforms, including in the pilot IMAX VR Centers. The VR Fund helped finance the production of one interactive VR experience, which debuted exclusively in the pilot IMAX VR Centers in November 2017 before being made available to other VR platforms. As at June 30, 2019, the Company invested $4.0 million toward the development of VR content. In December 2018, the Company announced, in connection with its strategic review of its VR pilot initiative, that it had decided to close its remaining VR locations and write-off certain VR content investments. The Company has also decided to dissolve the VR Fund and not actively pursue any additional VR opportunities.

The following summarizes the movement of the non-controlling interest in temporary equity, in the Company’s subsidiary for the six months ended June 30, 2019:

Balance as at December 31, 2018	$6,439
Return of capital to non-controlling interests	(243)
Share issuance costs from the issuance of subsidiary shares to a non-controlling interest	1,350
Net loss	(374)
Balance as at June 30, 2019	$7,172

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

The Company recognized the following charges in its condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Restructuring charges	$—	$456	$628	$1,158
Costs to exit lease and restore facilities	—	—	222	—
	$—	$456	$850	$1,158

Restructuring charges are comprised of employee severance costs including benefits and stock-based compensation, costs of consolidating facilities and contract termination costs. Restructuring charges are based upon plans that have been committed to by the Company but may be refined in subsequent periods. These charges are recognized pursuant to FASB ASC 420. A liability for a cost associated with an exit or disposal activity is recognized and measured at its fair value in the condensed consolidated statement of operations in the period in which the liability is incurred. When estimating the value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ from actual results.

In the current year, the Company incurred $nil and $0.6 million in restructuring charges for the three and six months ended June 30, 2019, respectively (2018 — $0.5 million and $1.2 million, respectively). A summary of the restructuring costs by reporting groups identified by nature of product sold, or service provided as disclosed in note 13 recognized are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Corporate	$—	$132	$628	$332
IMAX DMR	—	231	—	611
Theater system maintenance	—	93	—	215
	$—	$456	$628	$1,158

At this time, the Company does not expect to recognize any additional restructuring charges during the remainder of 2019.

The following table sets forth a summary of restructuring accrual activities for the six months ended June 30, 2019:

Employee Severance and Benefits
Balance as at December 31, 2018	$1,936
Restructuring charges	628
Cash payments	(1,525)
Balance as at June 30, 2019	$1,039

In the three and six months ended June 30, 2019 and 2018, the Company did not recognize any associated impairments.

18.  Prior Period's Figures

In the current year, Variable consideration receivable from contracts and Investment in equity securities are separate lines on the condensed consolidated balance sheet and have been removed from Other Assets. In addition, due to the adoption of ASU 2017-07, non-service pension costs are now recorded in the Retirement benefits non-service expense line item in the condensed consolidated statement of operations. Prior year comparatives, where applicable, have been reclassified to reflect these changes.

IMAX CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. The Company refers to all theaters using the IMAX theater system as “IMAX theaters”. IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and, as a result, IMAX’s network is among the most important and successful theatrical distribution platforms for major event films around the world. There were 1,541 IMAX theater systems (1,445 commercial multiplexes, 15 commercial destinations, 81 institutional) operating in 81 countries as at June 30, 2019. This compares to 1,410 theater systems (1,314 commercial multiplexes, 12 commercial destinations, 84 institutional) operating in 79 countries as of June 30, 2018.

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

To date the Company has signed IMAX with Laser agreements with leading, global exhibitors such as AMC Entertainment Holdings, Inc. (“AMC”), Cineworld Group PLC (“Cineworld”) and Les Cinémas Pathé Gaumont (“Pathé”) (among others), which includes new theaters, upgrades to existing IMAX theaters, and upgrades to existing backlog arrangements. As at June 30, 2019, the Company’s backlog had 139 new IMAX with Laser systems and 118 upgrades to IMAX with Laser systems and expects to have approximately 135 IMAX with Laser systems installed by the end of 2019.

SOURCES OF REVENUE

The primary revenue sources for the Company can be categorized into four main groups: network business, theater business, new business and other.

For additional details regarding the Company’s sources of revenue, refer to the Company’s 2018 Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

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

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting select scenes with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio. For example, in April 2019 Avengers: Endgame, made history for the second time, as the second film shot entirely using IMAX cameras. In addition, to date in 2019 Alita: Battle Angel and Captain Marvel were released with select scenes specifically formatted for IMAX screens. In addition, Disney’s The Lion King released in July 2019, features select scenes which were specifically formatted for IMAX screens.

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

The Company believes that the growth in international box office remains an important driver of future growth for the Company. To support continued growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets (particularly in China). During 2018, 25 local language IMAX DMR films, including 18 in China, three in India, one in each of France, South Korea, Japan and Russia, were released to the IMAX theater network. During the six months ended June 30, 2019, four local language IMAX DMR films, all of which were in China, were released to the IMAX theater network. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX theater network in the remainder of 2019 and beyond. In March 2019, the Company released an IMAX original production, Superpower Dogs.

In addition to the 27 IMAX DMR films released to the IMAX theater network during the six months ended June 30, 2019, 23 additional IMAX DMR films have been announced so far to be released in the remainder of 2019 to the global IMAX theater network. The following dates noted for film release are subject to change and may vary by territory.

•	Soundgarden: Live from the Artists Den: The IMAX Experience (IMAX, July 2019);
•	Spider-Man: Far From Home: The IMAX Experience (Sony Pictures, July 2019, domestic and select international markets);
•	The Lion King: The IMAX Experience (Walt Disney Studios, July 2019);
•	Weathering With You: The IMAX Experience (Toho, July 2019, Japan and select international markets);
•	Looking Up: The IMAX Experience (Maoyan, July 2019, China);
•	Ne Zha: The IMAX Experience (Enlight, July 2019, China);

•	Exit: The IMAX Experience (CJ ENM, July 2019, South Korea and select international markets);
•	Hobbs & Shaw: The IMAX Experience (Universal Studios, August 2019, select domestic and most international markets);
•	The Bravest: The IMAX Experience (Bona, August 2019, China);
•	Shanghai Fortress: The IMAX Experience (Sino Pictures, August 2019, China);
•	Once Upon a Time In Hollywood: The IMAX Experience (Sony Pictures, August 2019, select international markets);
•	Apocalypse Now The Final Cut: The IMAX Experience (Lionsgate, August 2019, select locations);
•	IT Chapter Two: The IMAX Experience (Warner Bros. Pictures, September 2019);
•	Ad Astra: The IMAX Experience (Walt Disney Studios, September 2019);
•	VIY 2: Mystery of the Dragon’s Seal: The IMAX Experience (Nashe Kino, September 2019, Russia and select international markets);
•	Joker: The IMAX Experience (Warner Bros. Pictures, October 2019);
•	Gemini Man: The IMAX Experience (Paramount Pictures, October 2019);
•	Maleficent: Mistress of Evil: The IMAX Experience (Walt Disney Studios, October 2019);
•	Terminator: Dark Fate: The IMAX Experience (Paramount Pictures (domestic)/Walt Disney Pictures (international), October (international)/November (domestic) 2019);
•	Ford v Ferrari: The IMAX Experience (Walt Disney Studios, November 2019);
•	Frozen 2: The IMAX Experience (Walt Disney Studios, November 2019);
•	Jumanji: The Next Level: The IMAX Experience (Sony Pictures, December 2019); and
•	Star Wars: The Rise of Skywalker: The IMAX Experience (Walt Disney Studios, December 2019).

To date, the Company has announced the following 9 titles to be released in 2020 to the IMAX theater network:

•	Birds of Prey: The IMAX Experience (Warner Bros. Pictures, February 2020);
•	The King’s Man: The IMAX Experience (Walt Disney Studios, February 2020);
•	Godzilla vs. Kong: The IMAX Experience (Warner Bros. Pictures, March 2020);
•	Mulan: The IMAX Experience (Walt Disney Studios, March 2020);
•	Untitled Bond 25: The IMAX Experience (United Artists Releasing (domestic) and Universal Pictures (international), April 2020);
•	Untitled Fast & Furious 9: The IMAX Experience (Universal Pictures, May 2020);
•	Wonder Woman 1984: The IMAX Experience (Warner Bros. Pictures, June 2020);
•	Top Gun: Maverick: The IMAX Experience (Paramount Pictures, June 2020);
•	Tenet: The IMAX Experience (Warner Bros. Pictures, July 2020).

The Company remains in active negotiations with all the major Hollywood studios for additional films to fill out its short and long-term film slate for the IMAX theater network in 2019.

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

IMAX Home Entertainment Technologies and Services

In September 2018, the Company announced a new home entertainment licensing and certification program called IMAX Enhanced. This initiative was launched along with audio leader DTS (an Xperi subsidiary), capitalizing on the companies’ decades of combined expertise in image and sound science. The certification program combines high-end consumer electronics products with IMAX digitally re-mastered 4K high dynamic range (HDR) content and DTS audio technologies to offer consumers immersive sight and sound experiences for the home.

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

In addition, the Company’s IMAX Original Film Fund (the “Original Film Fund”) was established in 2014 to co-finance a portfolio of 10 original large format films. The initial investment in the Original Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014 and has reached its maximum contribution. The Company sees the Original Film Fund as a vehicle designed to generate a continuous, steady flow of high-quality documentary content. As at June 30, 2019, the Original Film Fund has invested $22.3 million toward the development of original films.

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

IMAX Theater Network and Backlog

The following table outlines the breakdown of the IMAX theater network by type and geographic location as at June 30:

	2019 Theater Network Base				2018 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	367	4	33	404	367	4	33	404
Canada	39	2	7	48	39	2	7	48
Greater China(1)	648	—	15	663	552	—	17	569
Western Europe	105	5	10	120	93	4	10	107
Asia (excluding Greater China)	112	2	2	116	103	1	3	107
Russia & the CIS	65	—	—	65	57	—	—	57
Latin America(2)	48	1	12	61	44	—	12	56
Rest of the World	61	1	2	64	59	1	2	62
Total	1,445	15	81	1,541	1,314	12	84	1,410

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

The Company currently believes that over time its commercial multiplex theater network could grow to approximately 2,855 IMAX theaters worldwide from 1,445 commercial multiplex IMAX theaters operating as at June 30, 2019. The Company believes that the majority of its future growth will come from international markets. As at June 30, 2019, 70.7% of IMAX theater systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 67.9% as at June 30, 2018. Revenues and gross box office derived from outside the United States and Canada continue to exceed revenues and gross box office from the United States and Canada. Risks associated with the Company’s international business are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2018 Form 10-K.

Greater China is currently the Company’s second-largest market, measured by revenues, with approximately 32% of overall revenues generated from the Company’s Greater China operations in the six months ended June 30, 2019. As at June 30, 2019, the Company had 663 theaters operating in Greater China with an additional 301 theaters in backlog that are scheduled to be installed by 2022. The Company’s backlog in Greater China represents 49.2% of the Company’s current backlog including upgrades. The Company’s largest single international partnership is in China with Wanda Film (“Wanda”). Wanda’s total commitment to the Company is for 359 theater systems in Greater China (of which 344 theater systems are under the parties’ joint revenue sharing arrangement). See “Risk Factors – The Company faces risks in connection with the continued expansion of its business in China” in Item 1A of the Company’s 2018 Form 10-K.

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at June 30:

	2019
	IMAX Commercial Multiplex Theater Network
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Sales- type lease		Total
Domestic Total (United States & Canada)	275	5	280	126		406
International:
Greater China	328	101	429	219		648
Asia (excluding Greater China)	34	1	35	77		112
Western Europe	41	26	67	38		105
Russia & the CIS	—	—	—	65		65
Latin America	1	—	1	47		48
Rest of the World	14	—	14	47		61
International Total	418	128	546	493		1,039
Worldwide Total	693	133	826	619	(1)	1,445

	2018
	IMAX Commercial Multiplex Theater Network
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Sales- type lease		Total
Domestic Total (United States & Canada)	274	5	279	127		406
International:
Greater China	275	82	357	195		552
Asia (excluding Greater China)	29	1	30	73		103
Western Europe	36	22	58	35		93
Russia & the CIS	—	—	—	57		57
Latin America	—	—	—	44		44
Rest of the World	14	—	14	45		59
International Total	354	105	459	449		908
Worldwide Total	628	110	738	576		1,314

As at June 30, 2019, 280 (2018 — 279) of the 826 (2018 — 738) theaters under joint revenue sharing arrangements in operation, or 33.9% (2018 — 37.8%), were located in the United States and Canada, with the remaining 546 (2018 — 459) or 66.1% (2018 — 62.2%) of theaters being located in international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	June 30, 2019				June 30, 2018
	Number of		Dollar Value		Number of		Dollar Value
	Systems		(in thousands)		Systems		(in thousands)
Sales and sales-type lease arrangements	182		$232,097	(1)	181		$250,742	(1)
Joint revenue sharing arrangements
Hybrid lease arrangements	154		112,994		115		61,484
Traditional arrangements	276	(2)	7,700	(3)	339		7,638	(3)
	612	(4)	$352,791		635	(5)	$319,864

(1)	Includes a variable consideration estimate of $15.9 million (2018 — $17.4 million).
(2)	Includes 60 theater systems where the customer has the option to convert from a joint revenue sharing arrangement to a sales arrangement.
(3)	Reflects contractual upfront payments. Future contingent payments are not reflected as these are based on negotiated shares of box office results.

(4)

Includes 150 new laser projection system configurations and 121 upgrades of existing locations to laser projection system configurations (118 of the 121 upgrades are for the IMAX with Laser projection system configurations).

(5)

Includes 75 new laser projection system configurations and 101 upgrades of existing locations to laser projection system configurations (99 of the 101 upgrades are for the IMAX with Laser projection system configurations).

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

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at June 30:

	2019
	IMAX Theater Backlog
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	156	3	159	8	167
International:
Greater China	86	135	221	80	301
Asia (excluding Greater China)	12	—	12	38	50
Western Europe	16	16	32	9	41
Russia & the CIS	—	—	—	14	14
Latin America	1	—	1	10	11
Rest of the World	5	—	5	23	28
International Total	120	151	271	174	445
Worldwide Total	276	154	430	182	612	(1)

	2018
	IMAX Theater Backlog
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	155	3	158	7	165
International:
Greater China	142	108	250	69	319
Asia (excluding Greater China)	5	—	5	44	49
Western Europe	31	4	35	10	45
Russia & the CIS	—	—	—	19	19
Latin America	2	—	2	13	15
Rest of the World	4	—	4	19	23
International Total	184	112	296	174	470
Worldwide Total	339	115	454	181	635	(2)

(1)	Includes 139 new IMAX with Laser projection system configurations and 118 upgrades of existing locations to IMAX with Laser projection system configurations.
(2)	Includes 56 new IMAX with Laser projection system configurations and 99 upgrades of existing locations to IMAX with Laser projection system configurations.

Approximately 72.7% of IMAX theater system arrangements in backlog as at June 30, 2019 are scheduled to be installed in international markets (2018 – 74.0%).

Signings and Installations

The following reflects the Company’s signings and installations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Theater System Signings:
Full new sales and sales-type lease arrangements	7	9	16	24
New traditional joint revenue sharing arrangements	2	31	4	53
New hybrid joint revenue sharing lease arrangements	45	—	48	8
Total new theaters	54	40	68	85
Upgrades of IMAX theater systems	19	98	28	98
Total theater signings	73	138	96	183

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Theater System Installations:
Full new sales and sales-type lease arrangements	9	9	15	22
New traditional joint revenue sharing arrangements	13	19	17	22
New hybrid joint revenue sharing lease arrangement	5	2	9	2
Total new theaters	27	30	41	46
Upgrades of IMAX theater systems	8	1	11	1
Total theater installations	35	31	52	47

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

The Company presents adjusted net income and adjusted net income per diluted share, which excludes stock-based compensation, exit costs, restructuring charges and associated impairments, legal arbitration award, change in fair value of equity investment and the related tax impact of these adjustments, because it believes that they are important supplemental measures of the Company’s comparable controllable operating performance. Although stock-based compensation is an important aspect of the Company’s employee and executive compensation packages, it is mostly a non-cash expense and is excluded from certain internal business performance measures, and the Company wants to ensure that its investors fully understand the impact of its stock-based compensation (net of any related tax impact) and non-recurring charges on net income.

In addition, the Company presents adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share because it believes that they are important supplemental measures of its comparable financial results. Without the presentation of these adjusted presentation measures the Company believes it could potentially distort the analysis of trends in business performance and it wants to ensure that its investors fully understand the impact of net income attributable to non-controlling interests, its stock-based compensation, exit costs, restructuring charges, associated impairments. legal arbitration award and change in fair value of equity investment (net of any related tax impact) in determining net income attributable to common shareholders.

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

In addition, management uses “EBITDA”, as such term is defined in the Company’s credit agreement (and which is referred to herein as “Adjusted EBITDA per Credit Facility”, as the credit agreement includes additional adjustments beyond interest, taxes, depreciation and amortization) to evaluate, assess and benchmark the Company’s operational results. The Company believes that Adjusted EBITDA per Credit Facility presents relevant and useful information widely used by analysts, investors and other interested parties in the Company’s industry. Accordingly, the Company is disclosing this information to permit a more comprehensive analysis of its operating performance and to provide additional information with respect to the Company’s ability to comply with its credit agreement requirements. EBITDA is defined as net income with adjustments for depreciation and amortization, interest income (expense)-net, and income tax provision (benefit). Adjusted EBITDA per Credit Facility is defined as EBITDA plus adjustments for loss from equity accounted investments, stock and other non-cash compensation, exit costs, restructuring charges and associated impairments, change in fair value of equity investment, legal arbitration award, executive transition costs and adjusted EBITDA attributable to non-controlling interests.

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

Three Months Ended June 30, 2019 versus Three Months Ended June 30, 2018

The Company reported net income of $13.8 million, or $0.22 per basic and diluted share, for the second quarter of 2019 as compared to net income of $10.3 million, or $0.16 per basic and diluted share for the second quarter of 2018.

Net income for the second quarter of 2019 includes a $7.0 million charge, or $0.11 per diluted share (2018— $6.8 million or $0.10 per diluted share), for stock-based compensation and a loss of $4.5 million, or $0.07 per diluted share, adjustment for the change in fair value of equity investment (2018 — $nil). The second quarter of 2018 includes a $0.5 million charge, or $0.01 per diluted share, for exit costs, restructuring charges and associated impairments and a $7.5 million charge, or $0.12 per diluted share, for a legal arbitration award related to one of the Company’s litigation matters from 2006.

Adjusted net income, which consists of net income excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments, the legal arbitration award, the change in fair value of equity investment and the related tax impact of these adjustments, was $23.8 million, or $0.38 per diluted share, for the second quarter of 2019 as compared to adjusted net income of $21.7 million, or $0.34  per diluted share, for the second quarter of 2018.

The Company reported net income attributable to common shareholders of $11.4 million, or a $0.19 per basic and diluted share for the second quarter of 2019 (2018 — $7.6 million, or $0.12 per basic and diluted share).

Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments, the legal arbitration award, the change in fair value of equity investment and the related tax impact of these adjustments, was $19.7 million, or $0.32 per diluted share, for the second quarter of 2019 as compared to adjusted net income attributable to common shareholders of $19.0 million, or $0.30 per diluted share, for the second quarter of 2018.

A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

(In thousands of U.S. dollars, except per share amounts)	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$13,836	$0.22	$10,255	$0.16
Adjustments:
Stock-based compensation	7,027	0.11	6,756	0.10
Exit costs, restructuring charges and associated impairments	—	—	456	0.01
Legal Arbitration	—	—	7,500	0.12
Change in fair value of equity investment	4,544	0.07	—	—
Tax impact on items listed above	(1,655)	(0.02)	(3,228)	(0.05)
Adjusted net income	23,752	0.38	21,739	0.34
Net income attributable to non-controlling interests(1)	(2,439)	(0.04)	(2,630)	(0.04)
Stock-based compensation (net of tax of less than $0.1 million and less than $0.1 million, respectively)(1)	(177)	—	(147)	—
Change in fair value of equity investment(1)	(1,443)	(0.02)	—	—
Adjusted net income attributable to common shareholders	$19,693	$0.32	$18,962	$0.30

Weighted average diluted shares outstanding		61,507		63,426

(1)	Reflects amounts attributable to non-controlling interests.

The following table sets forth the breakdown of revenue and gross margin by nature for the three months ended June 30:

(In thousands of U.S. dollars)	Revenue		Gross Margin
	2019	2018	2019	2018
Network business
IMAX DMR	$39,293	$36,161	$23,961	$24,280
Joint revenue sharing arrangements – contingent rent	25,301	24,730	19,128	18,621
IMAX systems – contingent rent	131	—	131	—
	64,725	60,891	43,220	42,901
Theater business
IMAX systems
Sales and sales-type leases(1)	13,793	11,981	5,310	6,899
Ongoing fees and finance income(2)	2,816	3,282	2,768	3,234
Joint revenue sharing arrangements – fixed fees	2,548	1,022	870	246
Theater system maintenance	13,207	12,335	5,640	5,088
Other theater	2,580	2,255	841	563
	34,944	30,875	15,429	16,030
New business	478	3,116	281	1,906
Other
Film distribution and post-production	3,601	2,360	458	(387)
Other	1,049	1,103	165	(46)
	4,650	3,463	623	(433)
	$104,797	$98,345	$59,553	$60,404

(1)

Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions, and the present value of estimates of variable consideration from equipment sales transactions.

(2)	Includes rental income from operating leases and finance income.

Revenues and Gross Margin

The Company’s revenues for the second quarter of 2019 increased 6.6% to $104.8 million from $98.3 million in the second quarter of 2018, primarily due to an increase in both the theater business and network business segments, partially offset by the decrease in the new business segment. The gross margin across all segments in the second quarter of 2019 was $59.6 million, or 56.8% of total revenue, compared to $60.4 million, or 61.4% of total revenue in the second quarter of 2018.

Network Business

Gross box office generated by IMAX DMR films increased by 6.5% to $364.9 million in the second quarter of 2019 from $342.6 million in the second quarter of 2018. In the second quarter of 2019, gross box office was generated primarily by the exhibition of 19 films (15 new and 4 carryovers), as compared to 14 films (10 new and 4 carryovers) exhibited in the second quarter of 2018.

Network business revenue increased by 6.3% to $64.7 million in the second quarter of 2019 from $60.9 million in the second quarter of 2018 due to an increase in IMAX DMR revenue. The gross margin experienced by the Company’s network business in the second quarter of 2019 was $43.2 million, or 66.8% of network business revenue, compared to $42.9 million, or 70.5% in the second quarter of 2018. The decreased gross margin ratio is primarily attributable to the increase in contractual marketing obligations related to IMAX DMR films that delivered particularly strong box office during the quarter. The Company’s network business performance is impacted by box office performance, as well as other factors including the timing of a film release to the IMAX theater network, the commercial success of the film, marketing spend, the Company’s take rates under its DMR and joint revenue sharing arrangements, and the distribution window for the exhibition of films in the IMAX theater network. These arrangements are reflected under the IMAX systems segment of Theater Business. Other factors impacting performance include fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations.

IMAX DMR revenues increased by 8.7% to $39.3 million in the second quarter of 2019 from $36.2 million in the second quarter of 2018. The current year includes the blockbuster performance of Avengers: Endgame: The IMAX Experience, while the prior year included the blockbuster performance of Avengers: Infinity War: The IMAX Experience. IMAX DMR gross margins decreased to $24.0 million in the second quarter of 2019 as compared to $24.3 million in the second quarter of 2018. Margin is a function of the costs associated with the respective films exhibited in the period, and can vary particularly with respect to marketing expenses. DMR marketing expenses in the second quarter of 2019 were $9.5 million, as compared to $6.5 million in the second quarter of 2018, which was primarily due to an increase in contractual marketing obligations related to the strong performance for the films shown.

Contingent rent revenues from joint revenue sharing arrangements were $25.3 million in the second quarter of 2019, as compared to   $24.7 million for the second quarter of 2018. The Company ended the second quarter of 2019 with 826 theaters operating under joint revenue sharing arrangements, as compared to 738 theaters at the end of the second quarter of 2018, an increase of 11.9%. Gross box office generated by the joint revenue sharing arrangements was higher at $186.1 million in the second quarter of 2019 from $179.0 million in the second quarter of 2018. The Company’s joint revenue sharing arrangement performance is impacted by box office performance, as well as the take rates under each of its joint revenue sharing agreements and where a film is exhibited. Other factors impacting performance include fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations.

The gross margin from joint revenue sharing arrangements increased to $19.1 million in the second quarter of 2019 from $18.6 million in the second quarter of 2018. Included in the calculation of gross margin for the second quarter of 2019 was depreciation of $5.7 million, as compared to $5.0 million in the second quarter of 2018, as a result of the 11.9% increase in the number of joint revenue sharing arrangement theaters in operation compared to the second quarter of 2018. Also included in gross margin were certain advertising, marketing and commission costs primarily associated with new theater launches of $0.2 million, as compared to $1.1 million during the second quarter of 2018. Margin is a function of the costs associated with each theater, such as the increase in depreciation on new IMAX with Laser systems and costs incurred for the upgrade of theater systems from a digital-xenon system to an IMAX with Laser system.

Contingent rent revenue from IMAX systems consists of variable payments received in excess of the fixed minimum ongoing payments which are primarily driven by box office performance reported by theater operators. The Company expects this revenue stream to be minimal on a go-forward basis. Contingent rent revenue of $0.1 million was recognized in the second quarter of 2019, compared to $nil in the second quarter of 2018.

Theater Business

The primary drivers of this line of business are theater system installations and the Company’s maintenance contracts that accompany each theater installation.  For the second quarter of 2019, theater business revenue increased $4.1 million, or 13.2%, to $34.9 million as compared to the second quarter of 2018. The increase in theater business revenue in 2019 as compared to 2018 was primarily due to:

•	one additional installation of system upgrades; and
•	three additional systems recognized as hybrid joint revenue sharing lease arrangements.

Theater business gross margin decreased 3.7% to $15.4 million in the second quarter of 2019 as compared to $16.0 million in the second quarter of 2018, due to the mix of systems installed in the quarter and the increased sustained engineering costs required to support the IMAX with Laser roll out, continued development and support. Specifically, gross margin increased from the one additional sale upgrade and also increased very slightly from the three hybrid lease installations, but that was more than offset by the increased sustained engineering spend.

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

	For the Three Months Ended June 30,
	2019		2018
	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX digital theater systems — installed and recognized
Sales and sales-types lease arrangements(1)	9	$11,664	9	$11,096
Joint revenue sharing arrangements — hybrid	5	2,525	2	1,044
Total new theater systems	14	14,189	11	12,140

IMAX digital theater system upgrades — installed and recognized
Sales and sales-types lease arrangements	1	1,533	—	—
Total upgraded theater systems	1	1,533	—	—

Total theater systems installed and recognized	15	$15,722	11	$12,140

(1)

The arrangements for the sale of projection systems include indexed minimum payment increases over the term of the arrangement, as well as provision for additional payments in excess of the minimum agreed payments in situations where the theater exceeds certain box office thresholds.

The average revenue per full, new theater system under a sales and sales-type lease arrangement varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors. Average revenue per full, new theater system under a sales and sales-type lease arrangement was at $1.3 million for the second quarter of 2019 from $1.2 million the second quarter of 2018, respectively.

Theater system maintenance revenue increased 7.1% to $13.2 million in the second quarter of 2019 from $12.3 million in the second quarter of 2018. Theater system maintenance gross margin was $5.6 million in the second quarter of 2019 versus $5.1 million in the second quarter of 2018. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Ongoing fees and finance income were $2.8 million in the second quarter of 2019 compared to $3.3 million in the second quarter of 2018. Gross margin for ongoing fees and finance income decreased to $2.8 million in the second quarter of 2019 from $3.2 million in the second quarter of 2018. The costs associated with ongoing fees are minimal as it usually consists of depreciation on the Company’s theaters under operating lease agreements and/or marketing.

Other theater revenue increased to $2.6 million in the second quarter of 2019 as compared to $2.3 million in the second quarter of 2018. Other theater revenue primarily includes revenue generated from the Company’s after-market sales of projection system parts and 3D glasses. The gross margin recognized from other theater revenue was $0.8 million in the second quarter of 2019 as compared to $0.6 million in the second quarter of 2018.

New Business

Revenue earned from the Company’s new business initiatives was $0.5 million and the new business segment experienced a gross margin of $0.3 million in the second quarter of 2019, as compared to revenue of $3.1 million and gross margin of $1.9 million in the second quarter of 2018. In the second quarter of 2019 revenue in the new business segment is attributable to the IMAX Enhanced program which was launched at the end of 2018 and started generating revenue in the current year and other residual revenue from prior year initiatives, compared to the prior year quarter where the income was primarily derived from IMAX VR and the final contractual payment owed to IMAX related to the IMAX VR camera. The decrease in gross margin is primarily attributable to the decrease in IMAX VR revenue as locations which were open in the second quarter of 2018 have been closed.

The Company is evaluating its new business initiatives separately from its core business as the nature of its activities is separate and distinct from its ongoing operations, and as a result the Company views it as helpful to discuss items beyond that of gross margin. The Company recognized net earnings from its new business initiatives for the second quarter of 2019 of $0.1 million, which includes a recovery of amortization of less than $0.1 million and an equity loss of $0.1 million. In addition, selling, general and administrative expenses of $0.1 million are included in the calculation of net income. In the prior year comparative period, net income of $1.6 million, which includes amortization of $1.2 million, and an equity loss of $0.1 million. In addition, the loss includes selling, general and administrative costs of $0.2 million and research and development costs of less than $0.1 million are included in the calculation of net income.

Other

Film distribution and post-production revenues were $3.6 million in the second quarter of 2019, as compared to $2.4 million in the second quarter of 2018. Film distribution and post-production gross margin was $0.5 million in the second quarter of 2019, as compared to a margin loss of $0.4 million in the second quarter of 2018, primarily due to an increase in post-production margin in the current quarter compared to the prior year comparative period.

Other revenue was consistent at $1.0 million in the second quarter of 2019, as compared to $1.1 million in the second quarter of 2018. Other revenue primarily includes revenue generated from the Company’s theater operations and camera rental business. The decrease in revenue is primarily the result of a decrease in theater operations revenue, including one less owned and operated theater in the second quarter of 2019, as compared to the prior year comparative period, partially offset by an increase in camera rental revenue.

The gross margin recognized from other revenue was a gross margin of $0.2 million in the second quarter of 2019, as compared to a margin loss of less than $0.1 million in the second quarter of 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $32.1 million in the second quarter of 2019, as compared to $32.5 million in the second quarter of 2018. Selling, general and administrative expenses excluding the impact of stock-based compensation were $25.6 million in the second quarter of 2019, as compared to $26.3 million in the second quarter of 2018.

The following reflects the significant items impacting selling, general and administrative expenses for the second quarter of 2019 and 2018:

	2019	2018	2019 versus 2018
Staff costs	$16,121	$15,836	$285	1.8%
Stock-based compensation	6,485	6,242	243	3.9%
Consulting and professional fees	3,550	2,191	1,359	62.0%
Marketing	1,851	3,031	(1,180)	(38.9)%
Foreign exchange loss	185	1,018	(833)	81.8%
Other general corporate expenditures	3,944	4,166	(222)	(5.3)%
Total	$32,136	$32,484	$(348)	(1.1)%

Staff costs presented above are related to the Company’s core business and include salaries and benefits.

Other general corporate expenditures include professional fees, travel and entertainment. Selling, general and administrative expenses also includes asset impairment charges and write-offs, if any, and miscellaneous items, other than interest.

Research and Development Expenses

Research and development expenses decreased to $1.2 million in the second quarter of 2019, as compared to $3.9 million in the second quarter of 2018. The decrease is primarily due to decreased spending on the Company’s updated laser-based digital projection system compared to the second quarter of 2018.

A significant portion of the Company’s research and development efforts over the past several years have been focused on IMAX with Laser, the Company’s next-generation laser-based projection system, which the Company believes delivers increased resolution, sharper and brighter images, deeper contrast as well as the widest range of colors available to filmmakers today. The Company expects that research and development expense will continue to decrease in 2019, as the initial roll-out of IMAX with Laser occurred in the prior year.

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

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.9 million in the second quarter of 2019 as compared to a net provision of $0.4 million in the second quarter of 2018.

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

Interest Income and Expense

Interest income was $0.6 million in the second quarter of 2019, as compared to $0.2 million in the second quarter of 2018.

Interest expense was $0.6 million in the second quarter of 2019, as compared to $0.9 million in the second quarter of 2018. Included in interest expense is the amortization of deferred finance costs in the amount of $0.1 million in the second quarter of 2019, as compared to $0.4 million in the second quarter of 2018. Included in the second quarter of 2018 is $0.3 million of deferred finance costs relating to the prior Credit Facility, which was written-off as a result of the new Credit Facility. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Legal arbitration award

In the second quarter of 2018, the Company recorded a charge of $7.5 million for a legal arbitration award related to one of the Company’s litigation matters from 2006. There were no legal arbitration award charges in the second quarter of 2019.

Change in fair value of equity investment

In the first quarter of 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) and purchased equity securities for $15.2 million. These equity securities are traded on the Hong Kong Stock Exchange, and the Company is required to adjust the fair value of the securities each period to reflect the current market value. This adjustment will fluctuate based on the closing market price at the end of each period. In the second quarter of 2019, a loss of $4.5 million was recognized in the Condensed Consolidated Statements of Operations.

Exit costs, restructuring charges and associated impairments

There were no exit costs, restructuring charges and associated impairments in the second quarter of 2019. In the second quarter of 2018, an expense of $0.5 million was recognized which was comprised of employee severance costs.

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

As at June 30, 2019, the Company had a gross deferred income tax asset of $29.8 million, against which the Company is carrying a $0.2 million valuation allowance. For the three months ended June 30, 2019, the Company recorded an income tax provision of $5.3 million, which includes an expense of $0.1 million related to its provision for uncertain tax positions. In addition, the three months ended

June 30, 2019 there were no amounts included in the provision for income taxes for tax shortfalls related to stock-based compensation costs.

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

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. As at June 30, 2019, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2018 ─ $nil). The Company’s accumulated losses in excess of its equity investment were $1.8 million as at June 30, 2019. For the three months ended June 30, 2019, gross revenues, cost of revenue and net loss for these investments were $0.5 million, $0.7 million and $0.5 million, respectively (2018 ─ $1.0 million, $0.8 million and $0.4 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.1 million in the second quarter of 2019, consistent with the second quarter of 2018.

Non-Controlling Interests

The Company’s condensed consolidated financial statements include a non-controlling interest in the net income of IMAX China as well as the impact of non-controlling interests in its subsidiaries created for the Original Film Fund and VR Content Fund activity. For the three months ended June 30, 2019 the net income attributable to non-controlling interests of the Company’s subsidiaries was $2.4 million (2018 ─ $2.6 million).

Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018

The Company reported net income of $26.3 million, or $0.43 per basic and diluted share, for the six months ended June 30, 2019 as compared to net income of $22.3 million, or $0.35 per basic and diluted share for the six months ended June 30, 2018.

Net income for the six months ended June 30, 2019, includes a $11.4 million charge, or $0.19 per diluted share (2018 — $11.6 million or $0.18 per diluted share), for stock-based compensation, a $0.9 million charge, or $0.01 per diluted share for exit costs, restructuring charges and associated impairments (2018 — $1.2 million, or $0.02 per diluted share) and a loss of $2.1 million, or $0.03 per diluted share, adjustment for the change in fair value of equity investment (2018 — $nil). The six months ended June 30, 2018 includes a $7.5 million charge, or $0.12 per diluted share, for a legal arbitration award related to one of the Company’s litigation matters from 2006.

Adjusted net income, which consists of net income excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments, the legal arbitration award, the change in fair value of equity investment and the related tax impact of these adjustments, was $38.1 million, or $0.62 per diluted share, for the six months ended June 30, 2019, as compared to adjusted net income of $38.8 million, or $0.61 per diluted share, for the six months ended June 30, 2018.

The Company reported net income attributable to common shareholders of $19.7 million, or $0.32 per basic and diluted share for the six months ended June 30, 2019 (2018 — $16.1 million, or $0.25 per basic and diluted share).

Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments, the legal arbitration award, the change in fair value of equity investment and the related tax impact of these adjustments, was $30.5 million, or $0.49 per diluted share, for the six months ended June 30, 2019, as compared to adjusted net income attributable to common shareholders of $32.4 million, or $0.51 per diluted share, for the six months ended June 30, 2018.

A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

(In thousands of U.S. dollars, except per share amounts)	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$26,323	$0.43	$22,322	$0.35
Adjustments:
Stock-based compensation	11,389	0.19	11,603	0.18
Exit costs, restructuring charges and associated impairments	850	0.01	1,158	0.02
Legal arbitration award	—	—	7,500	0.12
Change in fair value of equity investment	2,053	0.03	—	—
Tax impact on items listed above	(2,535)	(0.04)	(3,787)	(0.06)
Adjusted net income	38,080	0.62	38,796	0.61
Net income attributable to non-controlling interests(1)	(6,661)	(0.12)	(6,192)	(0.10)
Stock-based compensation (net of tax of $0.1 million and $0.1 million, respectively) (1)	(262)	—	(204)	—
Change in fair value of equity investment	(652)	(0.01)	—	—
Adjusted net income attributable to common shareholders	$30,505	$0.49	$32,400	$0.51

Weighted average diluted shares outstanding		61,525		64,006

(1)	Reflects amounts attributable to non-controlling interests.

The following table sets forth the breakdown of revenue and gross margin by nature for the six months ended June 30:

(In thousands of U.S. dollars)	Revenue		Gross Margin
	2019	2018	2019	2018
Network Business
IMAX DMR	$67,243	$63,214	$43,736	$43,063
Joint revenue sharing arrangements - contingent rent	43,158	42,593	30,923	31,362
IMAX systems - contingent rent	157	—	157	—
	110,558	105,807	74,816	74,425
Theater Business
IMAX systems
Sales and sales-type leases(1)	24,112	30,118	9,654	18,508
Ongoing fees and finance income(2)	5,685	6,012	5,590	5,917
Joint revenue sharing arrangements – fixed fees	5,087	1,022	1,165	246
Theater system maintenance	26,158	25,047	10,921	11,292
Other theater	4,206	3,631	1,316	517
	65,248	65,830	28,646	36,480
New Business	1,312	3,723	900	436
Other
Film distribution and post-production	6,263	6,094	433	59
Other	1,614	1,875	(102)	(304)
	7,877	7,969	331	(245)
	$184,995	$183,329	$104,693	$111,096

(1)

Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions, and in 2018, includes the present value of estimates of variable consideration from equipment sales transactions.

(2)	Includes rental income from operating leases and finance income.

Revenues and Gross Margin

The Company’s revenues for the six months ended June 30, 2019 increased by 0.9% to $185.0 million from $183.3 million for the six months ended June 30, 2018, primarily due to an increase in revenues from the Company’s network business segment, partially offset by a decrease in the new business segment. The gross margin across all segments in the six months ended June 30, 2019 was $104.7 million, or 56.6% of total revenue, compared to $111.1 million, or 60.6% of total revenue in the six months ended June 30, 2018.

Network Business

Gross box office generated by IMAX DMR films increased 5.5% to $621.3 million in the six months ended June 30, 2019 from $588.8 million in the six months ended June 30, 2018. In the six months ended June 30, 2019, gross box office was generated primarily by the exhibition of 39 films (27 new and 12 carryovers), as compared to 33 films (24 new and 9 carryovers) exhibited in the six months ended June 30, 2018.

Network business revenue increased by 4.5% to $110.6 million in the six months ended June 30, 2019 from $105.8 million in the six months ended June 30, 2018, due to an increase in the number of films exhibited. The gross margins experienced by the Company’s network business in the six months ended June 30, 2019 was $74.8 million, or 67.7% of network business revenue, compared to $74.4 million, or 70.3% in the six months ended June 30, 2018. The decrease in gross margin ratio is primarily attributable to the IMAX DMR segment relating to an increase in contractual marketing obligations. The Company’s network business performance is impacted by box office performance, as well as other factors including the timing of a film release to the IMAX theater network, the commercial success of the film, marketing spend, the Company’s take rates under its DMR and joint revenue sharing arrangements, and the distribution window for the exhibition of films in the IMAX theater network. These arrangements are reflected under the IMAX systems segment of Theater Business. Other factors impacting performance include fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations.

IMAX DMR revenues increased 6.4% to $67.2 million in the six months ended June 30, 2019 from $63.2 million in the six months ended June 30, 2018, due to an increase in the number of films exhibited, which includes the blockbuster performance of Captain Marvel: The IMAX Experience,  Avengers: Endgame: The IMAX Experience, and local language blockbuster The Wandering Earth:

The IMAX Experience in China in the six months ended June 30, 2019. The six months ended June 30, 2018 included the blockbuster performance of Black Panther: The IMAX Experience and Avengers: Infinity War: The IMAX Experience and local language blockbuster Operation Red Sea: The IMAX Experience in China. The gross margin from the IMAX DMR segment was $43.7 million and $43.1 million in the six months ended June 30, 2019 and 2018, respectively. DMR marketing expenses in the six months ended June 30, 2019 were $13.4 million, as compared to $10.6 million in the six months ended June 30, 2018, which was primarily due to an increase in contractal marketing payments for the films shown.

Contingent rent revenues from joint revenue sharing arrangements increased to $43.2 million in the six months ended June 30, 2019 from $42.6 million in the six months ended June 30, 2018. The Company ended the current period with 826 theaters operating under joint revenue sharing arrangements, as compared to 738 theaters at the end of the six months ended June 30, 2018, an increase of 11.9%. Gross box office generated by the joint revenue sharing arrangements was 1.8% higher at $319.7 million in the six months ended June 30, 2019 from $314.0 million in the six months ended June 30, 2018. The Company’s joint revenue sharing arrangement performance is impacted by box office performance, as well as the take rates under each of its joint revenue sharing arrangements and where a film is exhibited. Other factors impacting performance include fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations.

The gross margin from joint revenue sharing arrangements decreased by 1.4% to $30.9 million in the six months ended June 30, 2019 from $31.4 million in the six months ended June 30, 2018. Included in the calculation of gross margin for the six months ended June 30, 2019 was depreciation of $11.3 million, as compared to $10.0 million in the six months ended June 30, 2018. Also included in gross margin were certain advertising, marketing and commission costs primarily associated with new theater launches of $0.3 million, as compared to $1.2 million during the six months ended June 30, 2018. Margin is a function of the costs associated with each theater, such as the increase in depreciation on new IMAX with Laser systems and costs incurred for the upgrade of theater systems from a digital-xenon system to an IMAX with Laser system.

Contingent rent revenue from IMAX systems consists of variable payments received in excess of the fixed minimum ongoing payments which are primarily driven by box office performance reported by theater operators. The Company expects this revenue stream to be minimal on a go-forward basis. Contingent rent revenue of $0.2 million was recognized in the six months ended June 30, 2019, compared to $nil in the six months ended June 30, 2018.

Theater Business

The primary drivers of this line of business are theater system installations and the Company’s maintenance contract that accompanies each theater installation.  In the six months ended June 30, 2019, theater business revenue decreased $0.6 million, or 0.9% to $65.2 million as compared to $65.8 million in six months ended June 30, 2018. The increase in theater business revenue was primarily due to:

•	seven additional theater systems contracted as a hybrid joint revenue sharing lease arrangements;
•	two additional installation of system upgrades; offset by
•	seven fewer system installations under sales and sales-type lease arrangements.

Theater business gross margin decreased 21.5% to $28.6 million in the six months ended June 30, 2019, as compared to $36.5 million in the six months ended June 30, 2018 due to the mix of systems installed under sales and sales-type leases and joint revenue sharing lease arrangements, as well as an increase to sustained engineering costs related to the IMAX with Laser roll-out and continued development and support.

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

	2019		2018
	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX digital theater systems — installed and recognized
Sales and sales-types lease arrangements(1)	15	$19,942	22	$29,080
Joint revenue sharing arrangements — hybrid	9	5,064	2	1,044
Total new theater systems	24	25,006	24	30,124

IMAX digital theater system upgrades — installed and recognized

Sales and sales-types lease arrangements	2	2,028	—	—
Total upgraded theater systems	2	2,028	—	—

Total theater systems installed and recognized	26	$27,034	24	$30,124

(1)

The arrangements for the sale of projection systems include indexed minimum payment increases over the term of the arrangement, as well as provision for additional payments in excess of the minimum agreed payments in situations where the theater exceeds certain box office thresholds.

The average revenue per full, new theater system under a sales and sales-type lease arrangement varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors. Average revenue per full, new theater system under a sales and sales-type lease arrangement was consistent for the six months ended June 30, 2019 and six months ended June 30, 2018 at $1.3 million. The average revenue per full, new theater system under a sales and sales-type lease arrangement varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors. The higher average value is driven by the recognition of variable consideration at the time of recognition versus over the term of the arrangement.

Theater system maintenance revenue increased 4.4% to $26.2 million in the six months ended June 30, 2019 from $25.0 million in the six months ended June 30, 2018. Theater system maintenance gross margin was $10.9 million in the six months ended June 30, 2019 versus $11.3 million in the six months ended June 30, 2018. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Ongoing fees and finance income was $5.7 million in the six months ended June 30, 2019 compared to $6.0 million in the six months ended June 30, 2018. Gross margin for ongoing rent and finance income decreased to $5.6 million in the six months ended June 30, 2019 from $5.9 million in the six months ended June 30, 2018. The costs associated with ongoing fees are minimal as it usually consists of depreciation on the Company’s theaters under operating lease agreements and/or marketing.

Other theater revenue increased to $4.2 million in the six months ended June 30, 2019 as compared to $3.6 million in the six months ended June 30, 2018. Other theater revenue primarily includes revenue generated from the Company’s after-market sales of projection system parts and 3D glasses. The gross margin recognized from other theater revenue was $1.3 million in the six months ended June 30, 2019, as compared to $0.5 million in the six months ended June 30, 2018.

New Business

Revenue earned from the Company’s new business initiatives was $1.3 million and the new business segment experienced gross margin of $0.9 million in the six months ended June 30, 2019, as compared to $3.7 million and gross margin of $0.4 million in the six months ended June 30, 2018. Revenue in the six months ended June 30, 2019 is attributable to the IMAX Enhanced program which was launched at the end of 2018 and other residual income from prior initiatives. In the six months ended June 30, 2018 the revenue was primarily attributable to final contractual payments owed to IMAX related to the previously announced VR camera, which were received in the prior year comparative period. The increase in gross margin is primarily attributable to the decrease in IMAX VR costs as locations which were open in the six months ended June 30, 2018 have been closed.

The Company is evaluating its new business initiatives separately from its core business as the nature of its activities is separate and distinct from its ongoing operations, and as a result the Company views it as helpful to discuss items beyond that of gross margin. The Company recognized a net loss before tax from its new business initiatives for the six months ended June 30, 2019, of $0.5 million, which includes exit costs and restructuring charges of $0.1 million, amortization of $0.1 million and an equity loss of $0.2 million. In addition, the loss includes selling, general and administrative costs of less than $0.1 million and research and development costs of less than $0.1 million. In the prior year comparative period, the net loss of $0.9 million, included amortization of $1.9 million, income tax of $0.1 million and an equity loss of $0.3 million, selling, general and administrative expenses of $0.9 million and research and development costs of $0.2 million.

Other

Film distribution and post-production revenues were $6.3 million in the six months ended June 30, 2019, as compared to $6.1 million in the six months ended June 30, 2018. Film distribution and post-production gross margin was $0.4 million in the six months ended June 30, 2019 as compared to gross margin of $0.1 million in the six months ended June 30, 2018.

Other revenue decreased to $1.6 million in the six months ended June 30, 2019, as compared to $1.9 million in the six months ended June 30, 2018. Other revenue primarily includes revenue generated from the Company’s theater operations and camera rental business. The decrease in revenue is primarily the result of a decrease in theater operations revenue, including one less owned and operated theater in the six months ended June 30, 2019, as compared to the prior year comparative period, partially offset by an increase in cameral rental revenue.

The gross margin recognized from other revenue was a margin loss of $0.1 million in the six months ended June 30, 2019, as compared to margin loss of $0.3 million in the six months ended June 30, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $59.8 million in the six months ended June 30, 2019, as compared to $60.4 million in the six months ended June 30, 2018. Selling, general and administrative expenses excluding the impact of stock-based compensation were $49.4 million in the six months ended June 30, 2019, as compared to $49.7 million in the six months ended June 30, 2018.

The following reflects the significant items impacting selling, general and administrative expenses as compared to the prior year comparative period:

	2019	2018	2019 versus 2018
Staff costs	$31,395	$29,734	$1,661	5.6%
Stock-based compensation	10,388	10,659	(271)	(2.5)%
Marketing	3,379	4,444	(1,065)	(24.0)%
Foreign exchange loss (gain)	407	1,080	(673)	62.3%
Other general corporate expenditures	14,216	14,526	(310)	(2.1)%
Total	$59,785	$60,443	$(658)	(1.1)%

Staff costs presented above are related to the Company’s core business and include salaries and benefits.

Other general corporate expenditures include professional fees, travel and entertainment. Selling, general and administrative expenses also includes asset impairment charges and write-offs, if any, and miscellaneous items, other than interest.

Research and Development

Research and development expenses decreased to $2.4 million in the six months ended June 30, 2019 compared to $7.5 million in the six months ended June 30, 2018. The decrease is primarily due to lower spending on new business initiatives compared to the six months ended June 30, 2018.

A significant portion of the Company’s research and development efforts over the past several years have been focused on IMAX with Laser, the Company’s next-generation laser-based projection system, which the Company believes delivers increased resolution, sharper and brighter images, deeper contrast as well as the widest range of colors available to filmmakers today. The Company expects that research and development expense will continue to decrease in 2019, as the initial roll-out of IMAX with Laser occurred in the prior year.

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

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $1.4 million in the six months ended June 30, 2019 as compared to a net provision of $0.8 million in the six months ended June 30, 2018.

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

Interest Income and Expense

Interest income was $1.1 million in the six months ended June 30, 2019, as compared to $0.5 million in the six months ended June 30, 2018.

Interest expense was $1.3 million in the six months ended June 30, 2019, as compared to $1.3 million in the six months ended June 30, 2018. Included in interest expense is the amortization of deferred finance costs in the amount of $0.2 million in the six months ended June 30, 2019 as compared to $0.6 million in the six months ended June 30, 2018. Included in the six months ended June 30, 2018 is $0.3 million of deferred finance costs relating to the prior Credit Facility written off as a result of the new Credit Facility. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Legal arbitration award

In the six months ended June 30, 2018, the Company recorded a charge of $7.5 million for a legal arbitration award related to one of the Company’s litigation matters from 2006. There were no legal arbitration award charges in the second quarter of 2019.

Change in fair value of equity investment

In the six months ended June 30, 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) and purchased equity securities for $15.2 million. These equity securities are traded on the Hong Kong Stock Exchange, and the Company is required to adjust the fair value of the securities each period to reflect the current market value. This adjustment will fluctuate based on the closing market price at the end of each period. In the six months ended June 30, 2019, a loss of $2.1 million was recognized in the Condensed Consolidated Statements of Operations.

Exit costs, restructuring charges and associated impairments

Exit costs, restructuring charges and associated impairments were $0.9 million in the six months ended June 30, 2019, for employee severance costs, as compared to the six months ended June 30, 2018 an expense of $1.2 million was recognized for employee severance costs.

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

As at June 30, 2019, the Company had a gross deferred income tax asset of $29.8 million, against which the Company is carrying a $0.2 million valuation allowance. For the six months ended June 30, 2019, the Company recorded an income tax provision of $9.0 million, which includes an expense of $0.5 million related to its provision for uncertain tax positions. In addition, included in the provision for income taxes was a $0.3 million expense for tax shortfalls related to stock-based compensation costs recognized in the period.

The Company’s Chinese subsidiary has made inquiries of the Chinese State Administration of Taxation regarding the potential deductibility of certain stock-based compensation for stock options issued by the Chinese subsidiary’s parent company, IMAX China.  In addition, Chinese regulatory authorities responsible for capital and exchange controls will need to review and approve the proposed transactions before they can be completed. There may be a requirement for future investment of funds into China in order to secure the deduction. Should the Company proceed, any such future investment would come from existing capital invested in the IMAX China group of companies being redeployed amongst the IMAX China group of companies, including the Chinese subsidiary. The Company’s Chinese Subsidiary has treated the stock-based compensation as deductible and has set up related deferred tax assets of $1.3 million

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. As at June 30, 2019, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2018 ─ $nil). The Company’s accumulated losses in excess of its equity investment were $1.8 million as at June 30, 2019. For the six months ended June 30, 2019, gross revenues, cost of revenue and net loss for the Company’s investments were $0.7 million, $1.3 million and $0.8 million, respectively (2018 ─ $1.5 million, $1.7 million and $1.0 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.2 million in the six months ended June 30, 2019, compared to a net loss of $0.3 million experienced in the six months ended June 30, 2018.

Non-Controlling Interests

The Company’s condensed consolidated financial statements include a non-controlling interest in the net income of IMAX China as well as the impact of non-controlling interests in its subsidiaries created for the Original Film Fund and VR Content Fund activity. For the six months ended June 30, 2019, the net income attributable to non-controlling interests of the Company’s subsidiaries were $6.7 million (2018 ─ $6.2 million).

LIQUIDITY AND CAPITAL RESOURCES

On June 28, 2018, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as agent, and a syndicate of lenders party thereto. The Credit Agreement expands the Company’s revolving borrowing capacity from $200.0 million to $300.0 million, and also contains an uncommitted accordion feature allowing the Company to further expand its borrowing capacity to $440.0 million or greater, depending on the mix of revolving and term loans comprising the incremental facility. The  facility (the “Credit Facility”) matures on June 28, 2023.

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

Total amounts drawn and available under the Credit Facility at June 30, 2019 were $25.0 million and $275.0 million, respectively (December 31, 2018 – $40.0 million and $260.0 million, respectively). The effective interest rate for the three and six months ended June 30, 2019 was 3.52% and 3.55%, respectively (2018 ― n/a).

The Credit Facility requires that the Company maintain a Senior Secured Net Leverage Ratio, as at the last day of any Fiscal Quarter (as defined in the Credit Agreement) of no greater than 3.25:1.0. The Company was in compliance with this requirement at June 30, 2019. The Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) was 0.00:1 as at June 30, 2019, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments, net of up to $75.0 million in unrestricted cash and cash equivalents outside of the People’s Republic of China (“PRC”), was $nil. Adjusted EBITDA per Credit Facility is calculated as follows:

	For the	For the
	Three Months Ended	Twelve Months Ended
Adjusted EBITDA per Credit Facility:	June 30, 2019	June 30, 2019(1)
(In thousands of U.S. Dollars)
Net income	$13,836	$37,596
Add (subtract):
Provision for income taxes	5,308	10,386
Interest expense, net of interest income	64	392
Depreciation and amortization, including film asset amortization	15,593	59,207
EBITDA	$34,801	$107,581
Stock and other non-cash compensation	7,186	23,513
Change in fair value of equity investment	4,544	2,053
Write-downs, net of recoveries including asset impairments and receivable provisions	1,169	5,518
Exit costs, restructuring charges and associated impairments	—	9,234
Legal arbitration award	—	4,237
Executive transition costs	—	2,994
Loss from equity accounted investments	138	409
Adjusted EBITDA before non-controlling interests	$47,838	$155,539
Adjusted EBITDA attributable to non-controlling interests(2)	(6,418)	(23,398)
Adjusted EBITDA per Credit Facility	$41,420	$132,141

(1)	Senior Secured Net Leverage Ratio calculated using twelve months ended Adjusted EBITDA per Credit Facility.
(2)	The Adjusted EBITDA per Credit Facility calculation includes the reduction in Adjusted EBITDA per Credit Facility from the Company’s non-controlling interests.

Working Capital Loan

On July 5, 2018, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), the Company’s majority-owned subsidiary in China, entered into an unsecured revolving facility for up to 200.0 million Renminbi (approximately $30.0 million USD) to fund ongoing working capital requirements. Subsequent to June 30, 2019 this facility was renewed. The total amounts drawn and available under the working capital loan at June 30, 2019 and December 31, 2018 were nil and 200.0 million Renminbi, respectively.

Letters of Credit and Other Commitments

As at June 30, 2019, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2018 — $nil), under the Credit Facility.

The Company also has a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada (the “Bank of Montreal Facility”). The Bank of Montreal Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. The Bank of Montreal Facility is subject to periodic annual reviews. As at June 30, 2019, the Company has letters of credit outstanding and advance payment guarantees outstanding of $nil (December 31, 2018 ― $nil), under the Bank of Montreal Facility.

Cash and Cash Equivalents

As at June 30, 2019, the Company’s principal sources of liquidity included cash and cash equivalents of $106.5 million, the Credit Facility, anticipated collection from trade accounts receivable of $91.5 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $29.1 million and payments expected in the next 12 months on existing backlog deals. As at June 30, 2019, the Company had drawn $25.0 million on the Credit Facility (remaining availability of $275.0 million). There were no letters of credit and advance payment guarantees outstanding under the Credit Facility or the Bank of Montreal Facility. Cash held outside of North America as at June 30, 2019 was $97.6 million (December 31, 2018 — $121.9 million), of which $64.9 million was held in the PRC (December 31, 2018 — $54.7 million). The Company's intent is to permanently reinvest these amounts outside of Canada and the Company does not currently anticipate that it will need funds generated from foreign operations to fund North American operations. In the event funds from foreign operations are needed to fund operations in North America and if withholding taxes have not already been previously provided, the Company would be required to accrue and pay these additional withholding tax amounts on repatriation of funds from China to Canada. The Company currently estimates this amount to be $9.8 million.

During the six months ended June 30, 2019, the Company used cash of $35.1 million. The Company used cash of $42.7 million to fund capital expenditures, of which $22.2 million was invested in equipment for use in the Company’s joint revenue sharing arrangements with exhibitors and $15.2 million was used to purchase an investment in equity securities of Maoyan. In addition, $5.3 million was used to purchase other intangible assets and to purchase property, plant and equipment. Based on management’s current operating plan for 2019, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements, to fund DMR agreements with studios, and to potentially make share repurchases. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of 17 new theater systems under joint revenue sharing arrangements during the six months ended June 30, 2019, which were capitalized by the Company.

In 2017, the Company's Board of Directors announced a new share repurchase program which authorizes the repurchase of up to $200.0 million of its common shares by June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the six months ended June 30, 2019, the Company repurchased 87,769 common shares at an average price of $19.45 per share, excluding commission.

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

Cash provided by operating activities amounted to $48.5 million for the six months ended June 30, 2019. Changes in other non-cash operating assets as compared to December 31, 2018 include:

•

an increase of $3.2 million in inventories as the build-up of inventory for future IMAX theater system installations under sales or sales-type lease arrangements exceeded amounts relieved from inventory for systems recognized and service parts used;

•	an increase of $2.2 million in other assets which primarily reflects a change in commission and other deferred selling expenses;
•	an increase of $1.2 million in prepaid expenses due to advance payments related to employee benefits;
•

an increase of $0.4 million in variable consideration receivables due to the installation of and recognition of IMAX theater systems under sales-type lease arrangements offset by amounts recognized in the period; offset by

•

a decrease of $6.0 million in financing receivables primarily due to ongoing minimum rent payments received, offset by the installation and recognition of IMAX theater systems under sales or sales-type lease arrangements; and

•	a decrease of $0.5 million in accounts receivable resulting from cash receipts in the period partially offset by amounts billed.

Changes in other operating liabilities as compared to December 31, 2018 include: a decrease of $4.9 million in accrued liabilities primarily due to timing of payments and accruals; a decrease in accounts payable of $9.8 million due to timing of payments; and a decrease in deferred revenue of $1.3 million related to amounts relieved from deferred revenue related to theater system installations, offset by backlog payments received in the current period.

Investing Activities

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, other intangible assets and investments in film assets were $35.7 million for the six months ended June 30, 2019 as compared to $37.0 million for the six months ended June 30, 2018. The Company expects its investment in capital expenditures to remain fairly consistent as the nature of these cash outlays in particular, joint revenue sharing arrangements and film assets, exist to strengthen operational performances.

Net cash used in investing activities amounted to $42.7 million in the six months ended June 30, 2019, which includes an investment in joint revenue sharing equipment of $22.2 million, purchases of $4.2 million in property, plant and equipment, an investment in other intangible assets of $1.1 million, and the purchase by IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China of equity securities in Maoyan for $15.2 million.

Financing Activities

Net cash used in financing activities in the six months ended June 30, 2019 amounted to $41.3 million as compared to $54.0 million in the six months ended June 30, 2018.

In the six months ended June 30, 2019, the Company made repayments of $50.0 million, partially offset by borrowings of $35.0 million under the Company’s Credit Facility.

In addition, the Company paid $9.2 million to purchase treasury stock for the settlement of restricted share units and options, $1.3 million for the repurchase of common shares under the Company’s share repurchase program, $16.8 million for the repurchase of common shares under the IMAX China share repurchase program and $0.2 million of taxes were withheld and paid on vested employee stock option awards. The Company also paid $2.3 million in dividends to the non-controlling interest shareholders of IMAX China. These cash outlays were offset by $2.4 million received from the issuance of common shares resulting from stock option exercises and $1.1 million received from third party capital contributions to the Original Film Fund.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as at June 30, 2019 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	1 Year	> 1 - 3 years	> 3 - 5 years	Thereafter
Purchase obligations(1)	$38,892	$32,482	$6,410	$—	$—
Pension obligations(2)	18,831	—	18,831	—	—
Operating lease obligations(3)	21,293	2,312	7,506	3,472	8,002
Credit Facility(4)	25,000	—	—	25,000	—
Postretirement benefits obligations	2,111	119	265	261	1,466
	$106,127	$34,913	$33,012	$28,733	$9,468

(1)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
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

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering Mr. Gelfond. As at June 30, 2019, the Company had an unfunded and accrued projected benefit obligation of approximately $18.3 million (December 31, 2018— $18.0 million) in respect of the SERP.

Pursuant to an employment agreement dated November 8, 2016, the term of Mr. Gelfond’s employment was extended through December 31, 2019, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating his entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at June 30, 2019, the Company had an unfunded benefit obligation of $1.5 million (December 31, 2018 — $1.5 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors, upon retirement. As at June 30, 2019, the Company had an unfunded benefit obligation of $0.7 million (December 31, 2018 — $0.6 million).

The Company maintained a nonqualified deferred compensation benefit plan (the “Retirement Plan”) covering Greg Foster, former CEO of IMAX Entertainment and Senior Executive Vice President of the Company. Under the terms of his Retirement Plan with the Company, the Retirement Plan will vest in full if Mr. Foster incurs a separation from service (as defined therein). In the fourth quarter of 2018, Mr. Foster incurred a separation from service, and as such, his Retirement Plan benefits became fully vested as at December 31, 2018 and the accelerated costs were recognized and reflected in the executive transition costs line on the consolidated statement of operations. As at June 30, 2019, the Company had a funded benefit obligation recorded of $3.6 million (December 31, 2018 — unfunded benefit obligation of $3.6 million).

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

Certain of the Company’s subsidiaries held approximately 446.1 million Renminbi ($64.9 million U.S. dollars) in cash and cash equivalents as at June 30, 2019 (December 31, 2018 — 375.7 million Renminbi or $54.7 million U.S. dollars) and are required to transact locally in Renminbi. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the China government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements.

For the three and six months ended June 30, 2019, the Company recorded a foreign exchange net loss of $0.2 million and a net loss of $0.4 million, respectively, as compared to a foreign exchange net loss of $1.0 million and a net loss of $1.1 million for the three and six months ended June 30, 2018, respectively, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2019 and 2020. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statements of operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. All foreign currency forward contracts held by the Company as at June 30, 2019, are designated and qualify as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with selling, general and administrative expenses and capital expenditures. For foreign currency cash flow hedging instruments related to selling, general and administrative expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statements of operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to capital expenditures, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to property, plant and equipment on the balance sheet when the forecasted transaction occurs. The notional value of foreign currency cash flow hedging instruments at June 30, 2019 was $42.4 million (December 31, 2018 — $50.8 million). A gain of $0.3 million and a gain of $0.4 million was recorded to Other Comprehensive Income with respect to the change in fair value of these contracts for the three and six months ended June 30, 2019, respectively (2018 — loss of $0.7 million and loss of $1.7 million, respectively). A loss of $0.4 million and a loss of $0.7 million was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses for the three and six months ended June 30, 2019, respectively (2018 — gain of $0.1 million and gain of $0.3 million, respectively). The Company's estimated net amount of the existing losses as at June 30, 2019 is $0.3 million, which is expected to be reclassified to earnings within the next twelve months. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At June 30, 2019, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros translated into U.S. dollars was $97.6 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2019, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $9.8 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% appreciation or depreciation in foreign currency exchange rates at June 30, 2019, the potential change in the amount of selling, general, and administrative expenses would be approximately $0.1 million.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at June 30, 2019, the Company had drawn down $25.0 million on its Credit Facility (December 31, 2018 — $40.0 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in the LIBOR. The Company had variable rate debt instruments representing 9.4% and 14.6% of its total liabilities as at June 30, 2019 and December 31, 2018, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at June 30, 2019.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at June 30, 2019 and has concluded that, as at the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In 2017, the Company’s Board of Directors approved a new $200.0 million share repurchase program for shares of the Company’s common shares. The share repurchase program expires on June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the three months ended June 30, 2019, the Company repurchased 87,769 shares at an average price of $19.45 per share. As at June 30, 2019, the company has $126.9 million available under its approved repurchase program.

The Company’s common share repurchase program activity for the three months ended June 30, 2019 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
April 1 through April 30, 2019	—	$—	—	$128,590,960
May 1 through May 31, 2019	—	—	—	128,590,960
June 1 through June 30, 2019	87,769	19.45	87,769	126,883,462
Total	87,769	$19.45	87,769

In 2018, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China in an amount not to exceed 10% of the total number of issued shares of IMAX China as at May 3, 2018 (35,818,112 shares). The share purchase program expired on June 6, 2019.  In 2019, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China in an amount not to exceed 10% of the total number of issued shares of IMAX China as at June 6, 2019 (35,605,560 shares). The share repurchase program expires on the date of the 2020 annual general meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. In the three and six months ended June 30, 2019, IMAX China repurchased 6,315,900 and 7,025,700 common shares, respectively at an average price of HKD 18.59 per share and HKD 18.68, respectively (U.S. $2.37 per share and U.S. $2.38 per share, respectively).

The total number of shares purchased during the three and six months ended June 30, 2019, under both the Company and IMAX China’s repurchase plans, does not include any shares received in the administration of employee share-based compensation plans.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2019, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2019, by Patrick McClymont.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 30, 2019, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 30, 2019, by Patrick McClymont.

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: July 30, 2019	By:	/s/ PATRICK MCCLYMONT
Patrick McClymont
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: July 30, 2019	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)