Form 10-Q
period 2019-09-30
IMAX CORP
filed 2019-10-31
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2019
Common Shares, no par value	61,290,617

IMAX CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to future capital expenditures (including the amount and nature thereof), business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, plans and references to the future success of IMAX Corporation together with its consolidated subsidiaries (the "Company") and expectations regarding the Company's future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; risks related to the Company’s growth and operations in China; the performance of IMAX DMR® films; the signing of theater system agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates; competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks relating to recent consolidation among commercial exhibitors and studios; risks related to new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security and data privacy; risks related to the Company’s inability to protect the Company’s intellectual property; general economic, market or business conditions; the failure to convert theater system backlog into revenue; changes in laws or regulations; the failure to fully realize the projected cost savings and benefits from any of the Company’s restructuring initiatives; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, DMR®, IMAX nXos®, IMAX think big®, think big® and IMAX Is Believing®, are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$102,548	$141,590
Accounts receivable, net of allowance for doubtful accounts of $4,996 (December 31, 2018 — $3,174)	81,681	93,309
Financing receivables, net of allowance for uncollectible amounts	121,340	127,432
Variable consideration receivable from contracts	37,080	35,985
Inventories	58,175	44,560
Prepaid expenses	11,477	10,294
Film assets	18,675	16,367
Property, plant and equipment	305,097	280,658
Investment in equity securities	13,659	1,022
Other assets	20,242	17,997
Deferred income taxes	29,742	31,264
Other intangible assets	31,246	34,095
Goodwill	39,027	39,027
Total assets	$869,989	$873,600
Liabilities
Bank indebtedness	$18,103	$37,753
Accounts payable	23,882	32,057
Accrued and other liabilities	104,443	97,724
Deferred revenue	104,169	106,709
Total liabilities	250,597	274,243
Commitments and contingencies
Non-controlling interests	6,761	6,439
Shareholders' equity
Capital stock common shares — no par value. Authorized — unlimited number.
61,362,281 issued and 61,290,617 outstanding (December 31, 2018 — 61,478,168 issued and 61,433,589 outstanding)	423,370	422,455
Less: Treasury stock, 71,664 shares at cost (December 31, 2018 — 44,579)	(1,572)	(916)
Other equity	168,204	179,595
Accumulated deficit	(58,424)	(85,385)
Accumulated other comprehensive loss	(4,122)	(3,588)
Total shareholders' equity attributable to common shareholders	527,456	512,161
Non-controlling interests	85,175	80,757
Total shareholders' equity	612,631	592,918
Total liabilities and shareholders' equity	$869,989	$873,600

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues
Equipment and product sales	$21,735	$25,301	$56,629	$60,182
Services	44,168	39,440	144,977	138,971
Rentals	17,642	14,479	61,675	57,805
Finance income	2,845	2,888	8,104	8,479
	86,390	82,108	271,385	265,437
Costs and expenses applicable to revenues
Equipment and product sales	11,740	14,099	33,114	29,620
Services	20,181	18,824	66,205	62,808
Rentals	7,349	6,994	20,253	19,722
	39,270	39,917	119,572	112,150
Gross margin	47,120	42,191	151,813	153,287
Selling, general and administrative expenses	29,482	26,654	89,267	87,097
Research and development	1,359	4,028	3,717	11,542
Amortization of intangibles	1,271	1,039	3,564	2,896
Receivable provisions, net of recoveries	599	861	1,957	1,667
Legal arbitration award	—	—	—	7,500
Exit costs, restructuring charges and associated impairments	—	—	850	1,158
Income from operations	14,409	9,609	52,458	41,427
Change in fair value of equity investment	(490)	—	(2,543)	—
Retirement benefits non-service expense	(160)	(126)	(480)	(374)
Interest income	490	631	1,632	1,121
Interest expense	(489)	(958)	(1,806)	(2,303)
Income before income taxes	13,760	9,156	49,261	39,871
Provision for income taxes	(3,030)	(1,452)	(11,986)	(9,540)
Gain (loss) from equity-accounted investments, net of tax	166	(202)	(56)	(507)
Net income	10,896	7,502	37,219	29,824
Less: net income attributable to non-controlling interests	(1,863)	(2,482)	(8,524)	(8,674)
Net income attributable to common shareholders	$9,033	$5,020	$28,695	$21,150

Net income per share attributable to common shareholders - basic and diluted:

Net income per share — basic and diluted	$0.15	$0.08	$0.47	$0.33

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$10,896	$7,502	$37,219	$29,824
Unrealized net gain (loss) from cash flow hedging instruments	(527)	506	(162)	(1,180)
Realization of cash flow hedging net (gain) loss upon settlement	322	(47)	1,015	(379)
Foreign currency translation adjustments	(1,498)	(2,593)	(1,670)	(3,544)
Other comprehensive loss, before tax	(1,703)	(2,134)	(817)	(5,103)
Income tax benefit (expense) related to other comprehensive loss	54	(120)	(224)	408
Other comprehensive loss, net of tax	(1,649)	(2,254)	(1,041)	(4,695)
Comprehensive income	9,247	5,248	36,178	25,129
Less: Comprehensive income attributable to non-controlling interests	(1,410)	(1,651)	(8,017)	(7,538)
Comprehensive income attributable to common shareholders	$7,837	$3,597	$28,161	$17,591

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash provided by (used in):
Operating Activities
Net income	$37,219	$29,824
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	45,500	41,984
Write-downs, net of recoveries	2,984	2,541
Change in deferred income taxes	1,035	(2,849)
Stock and other non-cash compensation	17,397	18,240
Unrealized foreign currency exchange loss	214	406
Change in fair value of equity investment	2,543	—
Loss from equity-accounted investments	789	209
(Gain) loss on non-cash contribution to equity-accounted investees	(733)	298
Investment in film assets	(15,405)	(22,240)
Changes in other non-cash operating assets and liabilities	(24,286)	(343)
Net cash provided by operating activities	67,257	68,070
Investing Activities
Purchase of property, plant and equipment	(5,528)	(7,367)
Investment in joint revenue sharing equipment	(31,099)	(22,710)
Acquisition of other intangible assets	(1,874)	(3,198)
Investment in equity securities	(15,153)	—
Net cash used in investing activities	(53,654)	(33,275)
Financing Activities
Increase in bank indebtedness	35,000	35,000
Repayment of bank indebtedness	(55,000)	(40,667)
Settlement of restricted share units and options	(8,589)	(2,567)
Treasury stock repurchased for future settlement of restricted share units	(1,572)	(3,597)
Repurchase of common shares, IMAX China	(19,157)	—
Taxes withheld and paid on employee stock awards vested	(508)	(1,437)
Common shares issued - stock options exercised	2,391	1,017
Repurchase of common shares	(2,659)	(46,452)
Issuance of subsidiary shares to non-controlling interests (net of return on capital)	1,106	7,546
Dividends paid to non-controlling interests	(4,384)	(6,934)
Credit facility amendment fees paid	—	(1,909)
Net cash used in financing activities	(53,372)	(60,000)
Effects of exchange rate changes on cash	727	95
Decrease in cash and cash equivalents during period	(39,042)	(25,110)
Cash and cash equivalents, beginning of period	141,590	158,725
Cash and cash equivalents, end of period	$102,548	$133,615

(the accompanying notes are an integral part of these condensed consolidated financial statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Adjustments to capital stock:
Balance, beginning of period	$422,101	$426,367	$421,539	$440,664
Change in shares held in treasury	3	1,038	(656)	1,535
Employee stock options exercised	12	218	1,740	218
Fair value of stock options exercised at the grant date	3	70	100	70
Average carrying value of repurchased and retired common shares	(321)	—	(925)	(14,794)
Balance, end of period	421,798	427,693	421,798	427,693
Adjustments to other equity:
Balance, beginning of period	166,232	179,767	179,595	175,300
Paid-in-capital for employee stock options granted	2,231	1,550	6,719	4,393
Paid-in-capital for restricted share units granted	3,517	4,013	10,770	12,753
Paid-in-capital for restricted share units vested	(1,419)	(1,127)	(8,713)	(9,042)
Cash received from the issuance of common shares in excess of par value	—	—	651	799
Fair value of stock options exercised at the grant date	(3)	(70)	(100)	(70)
Common shares repurchased, IMAX China	(2,344)	—	(19,157)	—
Stock options exercised from treasury shares	(10)	—	(1,561)	—
Balance, end of period	168,204	184,133	168,204	184,133
Adjustments to accumulated deficit:
Balance, beginning of period	(66,828)	(75,908)	(85,385)	(87,592)
Retrospective adoption of ASC Topic 606, Revenue from Contracts with Customers	—	—	—	27,213
Net income attributable to common shareholders	9,033	5,020	28,695	21,150
Common shares repurchased and retired	(629)	—	(1,734)	(31,659)
Balance, end of period	(58,424)	(70,888)	(58,424)	(70,888)
Adjustments to accumulated other comprehensive loss:
Balance, beginning of period	(2,926)	(2,762)	(3,588)	(626)
Other comprehensive loss, net of tax	(1,196)	(1,423)	(534)	(3,559)
Balance, end of period	(4,122)	(4,185)	(4,122)	(4,185)
Adjustments to non-controlling interests:
Balance, beginning of period	85,472	76,981	80,757	74,511
Retrospective adoption of ASC Topic 606, Revenue from Contracts with Customers	—	—	—	735
Net income attributable to non-controlling interests	2,274	2,881	9,309	9,544
Other comprehensive loss, net of tax	(453)	(831)	(507)	(1,136)
Dividends paid to non-controlling shareholders	(2,118)	(2,311)	(4,384)	(6,934)
Balance, end of period	85,175	76,720	85,175	76,720
Total Shareholders' Equity	$612,631	$613,473	$612,631	$613,473

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

Total assets and liabilities of the Company’s consolidated VIEs are as follows:

	September 30,	December 31,
	2019	2018
Total assets	$11,331	$12,203
Total liabilities	$15,556	$11,573

Total assets and liabilities of the VIE entities which the Company does not consolidate are as follows:

	September 30,	December 31,
	2019	2018
Total assets	$448	$447
Total liabilities	$372	$362

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

The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

2.  New Accounting Standards and Accounting Changes

Adoption of New Accounting Policies

The Company adopted several standards including the following standards on January 1, 2019, which are effective for annual periods ending after December 31, 2018, and for annual and interim periods thereafter.

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

In December 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The adoption of this standard was applied prospectively and did not have an impact on the Company. See note 15(d) for additional disclosure regarding the Company’s hedging arrangements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). The adoption of this standard was applied prospectively and did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued FASB Accounting Standard Codification Updates

In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2019-05”).  The purpose of ASU 2019-05 is to provide the option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for certain financial assets upon adoption of ASU 2016-13.  Adoption of ASU 2019-05 coincides with the adoption of ASU 2016-13 and will therefore be effective for interim and annual reporting periods beginning after December 15, 2019.  The Company’s Accounts receivable, Financing receivables, Variable consideration receivable from contracts and certain small loans receivable are within the scope of ASU 2019-05.  The Company has concluded that historical data, adjusted for any current events, is the most appropriate modelling information to determine the Company’s expected credit losses.  The Company continues to aggregate its data into the groupings necessary to develop its transition adjustment on January 1, 2020.

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

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. Accounting standards updates that are not noted above were assessed and determined to be not applicable or not significant to the Company’s condensed consolidated financial statements for the period ended September 30, 2019.

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

Financing receivables, consisting of net investment in sales-type leases and receivables from financed sales of theater systems are as follows:

	September 30,	December 31,
	2019	2018
Gross minimum lease payments receivable	$12,350	$10,499
Unearned finance income	(699)	(902)
Minimum lease payments receivable	11,651	9,597
Accumulated allowance for uncollectible amounts	(155)	(155)
Net investment in leases	11,496	9,442
Gross financed sales receivables	143,251	155,044
Unearned finance income	(32,492)	(36,215)
Financed sales receivables	110,759	118,829
Accumulated allowance for uncollectible amounts	(915)	(839)
Net financed sales receivables	109,844	117,990
Total financing receivables	$121,340	$127,432

Net financed sales receivables due within one year	$27,443	$26,911
Net financed sales receivables due after one year	$82,401	$91,079

	September 30,	December 31,
	2019	2018

Weighted-average remaining lease term (years)
Sales-type lease arrangements	7.5	7.3

Weighted-average interest rate
Sales-type lease arrangements	3.60%	8.00%
Financed sales receivables	9.10%	9.10%

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

The components of lease expense are as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2019	2018	2019	2018
Operating lease cost (1)	SG&A Expenses	$102	$1,240	$565	$3,677
Amortization of lease assets	SG&A Expenses	667	—	1,863	—
Interest on lease liabilities	SG&A Expenses	265	—	807	—
Total lease cost		$1,034	$1,240	$3,235	$3,677

(1)	Includes short-term leases and variable lease costs, which are not significant for the three and nine months ended September 30, 2019.

Supplemental cash flow information related to leases are as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$2,732

Supplemental balance sheet information related to leases are as follows:

		September 30,	January 1,
		2019	2019
Assets
Operating Leases	Property, plant and equipment	$15,877	$17,462

Liabilities
Operating Leases(1)	Accrued and other liabilities	$18,391	$19,960

(1)

The Company recorded lease liabilities of approximately $20.0 million as at January 1, 2019 upon initial adoption of ASC Topic 842. In addition, unamortized lease inducements and other accruals of $2.5 million were reclassed from accrued liabilities to offset against the applicable right-of-use asset.

	September 30,	January 1,
	2019	2019
Weighted-average remaining lease term (years)
Operating Leases	7.8	8.3

Weighted-average discount rate
Operating Leases	5.90%	5.80%

Maturities of lease liabilities are as follows:

Operating Leases
2019 (three months remaining)	$831
2020	3,451
2021	3,047
2022	2,283
2023	2,175
Thereafter	11,312
Total lease payments	$23,099
Less: interest expense	(5,006)
Present value of lease liabilities	$18,093

As of December 31, 2018, under ASC Topic 840, minimum lease payments under non-cancelable operating leases by period were expected to be as follows:

Operating Leases
2019	$3,847
2020	2,790
2021	2,491
2022	1,843
2023	1,759
Thereafter	9,657
Total lease payments	$22,387

5.  Inventories

	September 30,	December 31,
	2019	2018
Raw materials	$31,461	$29,705
Work-in-process	5,864	4,733
Finished goods	20,850	10,122
	$58,175	$44,560

At September 30, 2019, finished goods inventory for which title had passed to the customer and revenue was deferred amounted to $2.3 million (December 31, 2018 — $1.9 million).

There were no write-downs for excess and obsolete inventory based on current estimates of net realizable value considering future events and conditions, during the three and nine months ended September 30, 2019 and 2018.

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

The Company was in compliance with all of its requirements at September 30, 2019.

Total amounts drawn and available under the Credit Facility at September 30, 2019 were $20.0 million and $280.0 million, respectively (December 31, 2018 — $40.0 million and $260.0 million, respectively). The effective interest rate for the three and nine months ended September 30, 2019 was 3.34% and 3.50%, respectively (2018 — 3.28% and 3.28%).

As at September 30, 2019 and December 31, 2018, the Company did not have any letters of credit and advance payment guarantees outstanding under the Credit Facility.

Working Capital Loan

On July 5, 2018, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, entered into an unsecured revolving facility for up to 200.0 million Renminbi (approximately $30.0 million U.S. Dollars) to fund ongoing working capital requirements. On July 24, 2019, this facility was renewed. The total amounts drawn and available under the working capital loan at September 30, 2019 and December 31, 2018 were nil and 200.0 million Renminbi, respectively ($nil and approximately $30.0 million U.S. Dollars, respectively).

Bank indebtedness includes the following:

	September 30,	December 31,
	2019	2018
Credit Facility	$20,000	$40,000
Deferred charges on debt financing	(1,897)	(2,247)
	$18,103	$37,753

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The net settlement risk on its foreign currency forward contracts was $0.4 million at September 30, 2019, as the notional value exceeded the fair value of the forward contracts (December 31, 2018 — $1.2 million). As at September 30, 2019, the Company has $38.8 million in notional value of such arrangements outstanding (December 31, 2018 — $50.8 million).

Bank of Montreal Facility

Prior to September 30, 2019, the Company had available a $10.0 million facility (December 31, 2018 — $10.0 million) with the Bank of Montreal for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by Export Development Canada (the “Bank of Montreal Facility”). As at September 30, 2019, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2018 — $nil) under the Bank of Montreal Facility. The Bank of Montreal Facility expired as of September 30, 2019 and was not renewed. On October 28, 2019, the Company entered into a $5.0 million facility with the National Bank of Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit fully insured by Export Development Canada (the “NBC Facility”) to replace the Bank of Montreal Facility.

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

(b)On November 11, 2013, Giencourt Investments, S.A. (“Giencourt”) initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida, based on alleged breaches by the Company of its theater agreement and related license agreement with Giencourt. An arbitration hearing for witness testimony was held during the week of December 14, 2015. At the hearing, Giencourt’s expert identified monetary damages of up to approximately $10.4 million, which Giencourt sought to recover from the Company. The Company asserted a counterclaim against Giencourt for breach of contract and sought to recover lost profits in excess of $24.0 million under the agreements. Subsequently, in December 2015, Giencourt made a motion to the panel seeking to enforce a purported settlement of the matter based on negotiations between Giencourt and the Company. The panel held a final hearing with closing arguments in October 2016. On February 7, 2017, the panel issued a Partial Final Award and on July 21, 2017, the panel issued a Final Award (collectively, the “Award”), which held that the parties had reached a binding settlement, and therefore the panel did not reach the merits of the dispute. The Company strongly disputes that discussions about a potential resolution of this matter amounted to an enforceable settlement. In October 2017, the Company filed a petition to vacate the arbitration award in the United States Court for the Southern District of Florida on various grounds, including that the panel exceeded its jurisdiction, and a hearing was held on June 27, 2019. On September 27, 2019, a Magistrate Judge filed a non-binding recommendation that the Company’s petition be dismissed.  On October 14, 2019, the Company filed an objection to that recommendation. The Company’s petition to vacate the arbitration award is still pending a final review and decision by the District Judge. At this time, the Company is unable to determine the amounts that it may owe pursuant to the Award, or the timing of any such payments, and therefore no assurances can be given with respect to the ultimate outcome of the matter.

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

Product Warranties

The Company’s accrual for product warranties, which was recorded as part of accrued and other liabilities in the condensed consolidated balance sheets, was $0.2 million and $0.2 million at September 30, 2019 and December 31, 2018, respectively.

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the condensed consolidated balance sheets as at September 30, 2019 and December 31, 2018, with respect to this indemnity.

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

The Company defers direct selling costs such as sales commissions and other amounts related to its sales and sales-type lease arrangements until the related revenue is recognized. These costs and direct advertising and marketing, included in costs and expenses applicable to Revenues – Equipment and product sales, totaled $0.6 million and $1.5 million for the three and nine months ended September 30, 2019, respectively (2018 — $0.8 million and $2.0 million, respectively).

Film exploitation costs, including advertising and marketing, totaled $4.3 million and $18.4 million for the three and nine months ended September 30, 2019, respectively (2018 — $3.1 million and $15.7 million, respectively), and are recorded in costs and expenses applicable to revenues-services as incurred.

Commissions are recognized as costs and expenses applicable to Revenues – Rentals in the month they are earned. These costs totaled an expense of $0.3 million and a recovery of $0.3 million for the three and nine months ended September 30, 2019, respectively (2018 — expense of $0.4 million and $1.0 million, respectively). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to Revenues – Rentals as incurred. These costs totaled an expense of $0.5 million and $1.4 million for the three and nine months ended September 30, 2019, respectively (2018 — $0.5 million and $1.2 million, respectively).

(b)	Foreign Exchange

Included in selling, general and administrative expenses for the three and nine months ended September 30, 2019 is a loss of $0.7 million and $1.1 million, respectively (2018 — gain of $0.4 million and loss of $0.7 million, respectively) for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities. See note 15(d) for additional information.

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

The Company has signed joint revenue sharing agreements with 39 exhibitors for a total of 1,243 theater systems, of which 841 theaters were operating as at September 30, 2019, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in note 2(m) of the Company’s 2018 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Revenue — Equipment and product sales and Revenue — Rentals and for the three and nine months ended September 30, 2019 amounted to $17.9 million and $66.1 million, respectively (2018 — $17.0 million and $60.6 million, respectively).

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

For the nine months ended September 30, 2019, the majority of IMAX DMR revenue was earned from the exhibition of 59 IMAX DMR films (2018 – 58) throughout the IMAX theater network. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in note 2(m) of the Company’s 2018 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Revenues – Services and for the three and nine months ended September 30, 2019 amounted to $26.7 million and $93.9 million, respectively (2018 — $22.4 million and $85.6 million, respectively).

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

As at September 30, 2019, the Company has two significant co-produced film arrangements which represent the VIE total assets balance of $11.3 million and liabilities balance of $15.6 million and three other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in notes 2(a) and 2(m) of the Company’s 2018 Form 10-K.

For the three and nine months ended September 30, 2019, expenses totaling $0.1 million and $0.3 million, respectively (2018 — expense of $0.2 million and $0.4 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to Revenues – Services.

For the three and nine months ended September 30, 2019, revenues of $nil and $nil, respectively (2018 —$nil and $0.4 million, respectively) and costs and expenses applicable to revenues of $nil and $nil, respectively (2018 — $nil and $0.5 million, respectively) attributable to this collaborative arrangement have been recorded in Revenue – Services and Costs and expenses applicable to Revenues – Services, respectively.

9.  Condensed Consolidated Statements of Cash Flows Supplemental Information

(a)	Depreciation and amortization are comprised of the following:

	Nine Months Ended
	September 30,
	2019	2018
Film assets	$13,015	$11,166
Property, plant and equipment
Joint revenue sharing arrangements	17,179	15,293
Other property, plant and equipment	9,100	9,753
Other intangible assets	4,568	3,871
Other assets	1,262	925
Deferred financing costs	376	976
	$45,500	$41,984

(b)	Write-downs, net of recoveries, are comprised of the following:

	Nine Months Ended
	September 30,
	2019	2018

Accounts receivable	$1,957	$1,567
Joint revenue sharing arrangements (1)	748	354
Film assets (2)	179	—
Property, plant and equipment (1)	78	482
Other intangible assets	22	38
Financing receivables	—	100
	$2,984	$2,541

(1)

The Company recognized asset impairment charges of $0.1 million (2018 — $0.8 million) reflecting property, plant and equipment that were no longer in use. In the nine months ended September 30, 2019, the Company recorded a charge of $0.2 million in cost of sales applicable to Equipment and product sales and $0.1 million in revenue applicable to Equipment and product sales upon the upgrade of xenon-based digital systems under joint revenue sharing arrangements to laser-based digital systems. No such charge was recorded in the nine months ended September 30, 2018.

(2)	The Company discontinued production of a certain film asset in 2019, resulting in a write down of costs incurred totalling $0.2 million (2018 —$nil).
(c)	Significant non-cash investing and financing activities are comprised of the following:

	Nine Months Ended
	September 30,
	2019	2018
Net accruals related to:
Investment in joint revenue sharing arrangements	$2,040	$(200)
Acquisition of other intangible assets	6	(189)
Purchases of property, plant and equipment	(432)	634
	$1,614	$245

10.  Income Taxes

(a)	Income Taxes

The Company’s effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or decreases in the year, changes due to foreign exchange, changes in the Company’s valuation allowance based on the Company’s recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations. During the quarter ended September 30, 2019, there was no change in the Company’s estimates of the recoverability of its deferred tax assets based on an analysis of both positive and negative evidence including projected future earnings as necessary.

As at September 30, 2019, the Company had net deferred income tax assets after valuation allowance of $29.7 million (December 31, 2018 — $31.3 million), which consists of a gross deferred income tax asset of $29.9 million (December 31, 2018 — $31.5 million), against which the Company is carrying a $0.2 million valuation allowance (December 31, 2018 — $0.2 million).

For the quarter ended September 30, 2019, the Company recorded a provision for income taxes of $3.0 million. Included in the provision for income taxes was a recovery of $0.7 million related to its provision for uncertain tax positions and there were no amounts recognized related to its provision for tax shortfalls related to stock-based compensation costs recognized in the period.

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

Cash held outside of North America as at September 30, 2019 was $84.2 million (December 31, 2018 — $121.9 million), of which $63.5 million was held in the People’s Republic of China (“PRC”) (December 31, 2018 — $54.7 million). The Company's intent is to permanently reinvest these amounts outside of Canada and the Company does not currently anticipate that it will need funds generated from foreign operations to fund North American operations. In the event funds from foreign operations are needed to fund operations in North America and if withholding taxes have not already been previously provided, the Company would be required to accrue and pay these additional withholding tax amounts on repatriation of funds from China to Canada. The Company currently estimates this amount to be $10.2 million (December 31, 2018 — $8.4 million).

(b)	Income Tax Effect on Other Comprehensive Income

The income tax (expense) benefit included in the Company’s other comprehensive income are related to the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Unrealized change in cash flow hedging instruments	$(84)	$(132)	$(266)	$309
Realized change in cash flow hedging instruments upon settlement	138	12	42	99
	$54	$(120)	$(224)	$408

11.  Capital Stock

(a)	Stock-Based Compensation

Compensation costs recorded in the condensed consolidated statements of operations for the Company’s stock-based compensation plans were $5.5 million and $16.9 million for the three and nine months ended September 30, 2019, respectively (2018 — $5.6 million and $17.1 million, respectively). The following reflects the stock-based compensation expense recorded to the respective financial statement line items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost and expenses applicable to revenues	$448	$587	$1,268	$1,319
Selling, general and administrative expenses	4,983	4,840	15,371	15,499
Research and development	96	135	277	347
Exit costs, restructuring charges and associated impairments	—	—	—	(19)
	$5,527	$5,562	$16,916	$17,146

The following reflects a breakdown of the Company’s stock-based compensation expense by each plan type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock options	$2,145	$1,489	$6,228	$4,239
Restricted Share Units	2,933	3,772	9,175	11,792
China Long Term Incentive Plan Restricted Share Units	363	241	1,283	961
China Options	86	60	230	154
	$5,527	$5,562	$16,916	$17,146

    Included in the above table is an expense of less than $0.1 million in the three and nine months ended September 30, 2019, respectively (2018 – $nil and $nil, respectively) related to RSU grants issued to a certain advisor of the Company.

Stock Option Summary

The following table summarizes certain information in respect of option activity under the Company’s Stock Option Plan (“SOP”) and IMAX Amended and Restated Long Term Incentive Plan (“IMAX LTIP”) for the nine months ended September 30:

	Number of Shares		Weighted Average Exercise Price Per Share
	2019	2018	2019	2018
Options outstanding, beginning of period	5,465,046	5,082,100	$27.63	$29.31
Granted	1,016,882	1,081,120	20.66	21.96
Exercised	(86,337)	(12,750)	20.15	17.08
Forfeited	(329,346)	(51,238)	23.60	31.14
Expired	(299,134)	(490,042)	25.82	31.61
Cancelled	(26,281)	(100,596)	31.08	30.32
Options outstanding, end of period	5,740,830	5,508,594	26.82	27.66
Options exercisable, end of period	4,511,208	3,902,341	27.76	28.58

Restricted Share Units (“RSU”) Summary

The following table summarizes certain information in respect of RSU activity under the IMAX LTIP for the nine months ended September 30:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2019	2018	2019	2018
RSUs outstanding, beginning of period	1,033,871	995,329	$25.70	$32.68
Granted	649,389	658,353	22.33	20.99
Vested and settled	(367,020)	(392,066)	26.66	30.87
Forfeited	(206,593)	(63,621)	23.77	30.34
RSUs outstanding, end of period	1,109,647	1,197,995	23.77	26.97

    Included in the above table is 12,580 RSU awards issued to a certain advisor of the Company which were granted, vested and settled in the nine months ended September 30, 2019.

Issuer Purchases of Equity Securities

In 2017, the Company’s Board of Directors approved a new $200.0 million share repurchase program for shares of the Company’s common shares. The share repurchase program expires on June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the three and nine months ended September 30, 2019, the Company repurchased 46,615 and 134,384 common shares, respectively, at an average price of $20.35 and $19.76 per share, respectively, excluding commissions (2018 – nil and 2,154,689 common shares, respectively at an average price of $nil and $21.54 per share, respectively).

The total number of shares purchased during the three and nine months ended September 30, 2019 does not include 45,000 and 445,000 common shares, respectively (2018 — nil and 300,000 common shares, respectively), purchased in the administration of employee share-based compensation plans, at an average price of $21.52 and $22.83 per share, respectively (2018 — $nil and $20.55 per share, respectively).

As at September 30, 2019, the IMAX LTIP trustee held 71,664 shares purchased for $1.6 million in the open market to be issued upon the settlement of RSUs and certain stock options. The shares held with the trustee are recorded at cost and are reported as a reduction against capital stock on the condensed consolidated balance sheet.

In 2018, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China in an amount not to exceed 10% of the total number of issued shares of IMAX China as at May 3, 2018 (35,818,112 shares). The share repurchase program expired on June 6, 2019. In 2019, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China in an amount not to exceed 10% of the total number of issued shares of IMAX China as at June 6, 2019 (35,605,560 shares). The share repurchase program expires on the date of the 2020 annual general meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three and nine months ended September 30, 2019, IMAX China repurchased 1,025,800 and 8,051,500 common shares at an average price of HKD 17.90 per share and HKD 18.63, respectively (U.S. 2.29 and U.S. $2.38, respectively). No shares were repurchased during the three and nine months ended September 30, 2018.

(b)	Net Income Per Share

Reconciliations of the numerator and denominator of the basic and diluted per-share computations are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income applicable to common shareholders	$9,033	$5,020	$28,695	$21,150
Weighted average number of common shares (000's):
Issued and outstanding, beginning of period	61,331	62,522	61,434	64,696
Weighted average number of shares repurchased, net of shares issued during the period	(27)	29	(97)	(1,230)
Weighted average number of shares used in computing basic income per share	61,304	62,551	61,337	63,466
Assumed exercise of stock options and RSUs, net of shares assumed repurchased	175	242	172	114
Weighted average number of shares used in computing diluted income per share	61,479	62,793	61,509	63,580

The calculation of diluted earnings per share for the three and nine months ended September 30, 2019 excludes 5,289,172 and 5,902,208 shares, respectively (2018 — 5,732,840 and 5,735,717 shares, respectively) that are issuable upon the vesting of 71,321 and 161,378 RSUs, respectively (2018 — 299,859 and 302,736 RSUs, respectively) and the exercise of 5,217,851 and 5,740,830 stock options, respectively (2018 — 5,432,981 and 5,432,981 stock options, respectively), as the impact would be antidilutive.

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

The Company’s arrangements include a requirement for the provision of maintenance services over the life of the arrangement, subject to a consumer price index increase on renewal each year. In circumstances where customers prepay the entire term’s maintenance arrangement, payments are due to the Company for the years after the extended warranty and maintenance services offered as part of the System Obligation expire. Payments upon renewal each year can be either in arrears or in advance and can vary in frequency from monthly to annually. At September 30, 2019 $15.5 million of consideration has been deferred in relation to outstanding stand ready performance obligations related to these maintenance services (December 31, 2018 — $21.9 million). As the maintenance services are a stand ready obligation, revenue, subject to appropriate constraint, is recognized evenly over the contract term.

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

The recognition of variable consideration involves a significant amount of judgment. Variable consideration is to be recognized subject to appropriate constraints to avoid a significant reversal of revenue in future periods. The Company will review the variable interest assets on an ongoing basis. In the three and nine months ended September 30, 2019, the Company recorded a true-up of variable consideration of $0.6 million and $2.5 million, respectively due to the modification of existing arrangements.

The following tables present a breakdown of the Company’s revenues between fixed and variable consideration and lease arrangements:

	Three Months Ended
	September 30, 2019
	Subject to the Revenue		Subject to the
	Recognition Standard		Lease Standard
	Fixed consideration	Variable consideration	Lease arrangements	Total
Network business
IMAX DMR	$—	$26,665	$—	$26,665
Joint revenue sharing arrangements – contingent rent	—	—	16,546	16,546
IMAX systems – contingent rent	—	—	32	32
	—	26,665	16,578	43,243
Theater business
IMAX systems
Sales and sales-type leases	15,520	2,580	—	18,100
Ongoing fees and finance income	2,903	—	—	2,903
Joint revenue sharing arrangements – fixed fees	—	—	1,438	1,438
Theater system maintenance	13,657	—	—	13,657
Other theater	1,560	—	—	1,560
	33,640	2,580	1,438	37,658
New business	596	-	—	596
Other
Film post-production	2,185	—	—	2,185
Film distribution	—	1,343	—	1,343
Other	—	328	1,037	1,365
	2,185	1,671	1,037	4,893
Total	$36,421	$30,916	$19,053	$86,390

	Nine Months Ended
	September 30, 2019
	Subject to the Revenue		Subject to the
	Recognition Standard		Lease Standard
	Fixed consideration	Variable consideration	Lease arrangements	Total
Network business
IMAX DMR	$—	$93,908	$—	$93,908
Joint revenue sharing arrangements – contingent rent	—	—	59,704	59,704
IMAX systems – contingent rent	—	—	189	189
	—	93,908	59,893	153,801
Theater business
IMAX systems
Sales and sales-type leases	36,758	5,454	—	42,212
Ongoing fees and finance income	8,588	—	—	8,588
Joint revenue sharing arrangements – fixed fees	—	—	6,525	6,525
Theater system maintenance	39,815	—	—	39,815
Other theater	5,766	—	—	5,766
	90,927	5,454	6,525	102,906
New business	1,908	-	—	1,908
Other
Film post-production	6,458	—	—	6,458
Film distribution	—	3,333	—	3,333
Other	—	1,519	1,460	2,979
	6,458	4,852	1,460	12,770
Total	$99,293	$104,214	$67,878	$271,385

	Three Months Ended
	September 30, 2018
	Subject to the Revenue		Subject to the
	Recognition Standard		Lease Standard
	Fixed consideration	Variable consideration	Lease arrangements	Total
Network business
IMAX DMR	$—	$22,372	$—	$22,372
Joint revenue sharing arrangements – contingent rent	—	—	14,327	14,327
	—	22,372	14,327	36,699
Theater business
IMAX systems
Sales and sales-type leases	19,320	1,107	—	20,427
Ongoing fees and finance income	2,971	—	—	2,971
Joint revenue sharing arrangements – fixed fees	2,798	—	—	2,798
Theater system maintenance	12,415	—	—	12,415
Other theater	2,076	—	—	2,076
	39,580	1,107	—	40,687
New business	1,112	163	—	1,275
Other
Film post-production	2,262	—	—	2,262
Film distribution	—	800	—	800
Other	—	385	—	385
	2,262	1,185	—	3,447
Total	$42,954	$24,827	$14,327	$82,108

	Nine Months Ended
	September 30, 2018
	Subject to the Revenue		Subject to the
	Recognition Standard		Lease Standard
	Fixed consideration	Variable consideration	Lease arrangements	Total
Network business
IMAX DMR	$—	$85,586	$—	$85,586
Joint revenue sharing arrangements – contingent rent	—	—	56,919	56,919
	—	85,586	56,919	142,505
Theater business
IMAX systems
Sales and sales-type leases	45,142	5,403	—	50,545
Ongoing fees and finance income	8,982	—	—	8,982
Joint revenue sharing arrangements – fixed fees	3,821	—	—	3,821
Theater system maintenance	37,462	—	—	37,462
Other theater	5,707	—	—	5,707
	101,114	5,403	—	106,517
New business	3,938	1,061	—	4,999
Other
Film post-production	6,512	—	—	6,512
Film distribution	—	2,644	—	2,644
Other	50	2,210	—	2,260
	6,562	4,854	—	11,416
Total	$111,614	$96,904	$56,919	$265,437

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue(1)
Network business
IMAX DMR	$26,665	$22,372	$93,908	$85,586
Joint revenue sharing arrangements – contingent rent	16,546	14,327	59,704	56,919
IMAX systems – contingent rent	32	—	189	—
	43,243	36,699	153,801	142,505
Theater business
IMAX systems	21,003	23,398	50,800	59,527
Joint revenue sharing arrangements – fixed fees	1,438	2,798	6,525	3,821
Theater system maintenance	13,657	12,415	39,815	37,462
Other theater	1,560	2,076	5,766	5,707
	37,658	40,687	102,906	106,517
New business	596	1,275	1,908	4,999
Other
Film post-production	2,185	2,262	6,458	6,512
Film distribution	1,343	800	3,333	2,644
Other	1,365	385	2,979	2,260
	4,893	3,447	12,770	11,416
Total revenues	$86,390	$82,108	$271,385	$265,437

Gross Margin
Network business
IMAX DMR(2)	$17,866	$14,461	$61,602	$57,523
Joint revenue sharing arrangements – contingent rent(2)	9,514	8,081	40,437	39,441
IMAX systems – contingent rent	32	—	189	—
	27,412	22,542	102,228	96,964
Theater business
IMAX systems(2)	11,630	13,064	26,874	37,487
Joint revenue sharing arrangements – fixed fees(2)	136	529	1,301	776
Theater system maintenance	6,125	5,996	17,046	17,289
Other theater	505	581	1,821	1,099
	18,396	20,170	47,042	56,651
New business	541	(298)	1,441	139
Other
Film post-production	810	737	1,576	2,272
Film distribution(2)	(760)	(477)	(1,093)	(1,952)
Other	721	(483)	619	(787)
	771	(223)	1,102	(467)

Total segment margin	$47,120	$42,191	$151,813	$153,287

(1)	The Company’s largest customer represented 16.6% and 18.9%, respectively, of total revenues for the three and nine months ended September 30, 2019, respectively (2018 —15.5% and 18.4%, respectively).

(2)

IMAX DMR segment margins include marketing costs of $4.3 million and $17.7 million for the three and nine months ended September 30, 2019, respectively (2018 — $3.1 million and $13.7 million, respectively). Joint revenue sharing arrangements segment margins include advertising, marketing and commission costs of $0.8 million and $1.1 million for the three and nine months ended September 30, 2019, respectively (2018 — $1.0 million and $2.2 million, respectively). IMAX systems segment margins include marketing and commission costs of $0.6 million and $1.5 million for the three and nine months ended September 30, 2019, respectively (2018 — $0.8 million and $2.0 million, respectively). Film distribution segment margins include marketing expense of $0.1 million and $0.7 million for the three and nine months ended September 30, 2019, respectively (2018 — expense of less than $0.1 million and $2.0 million, respectively).

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the re-mastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Greater China	$26,557	$30,480	$85,813	$81,967
United States	24,316	20,763	84,553	86,476
Asia (Excluding Greater China)	13,534	13,909	32,287	34,510
Western Europe	8,433	6,879	28,809	26,191
Latin America	2,912	2,469	7,725	8,804
Russia & the CIS	2,909	3,142	10,216	7,478
Canada	1,993	2,106	6,485	8,116
Rest of the World	5,736	2,360	15,497	11,895
Total	$86,390	$82,108	$271,385	$265,437

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) classifications comprises more than 10% of the total revenue.

14.  Employee's Pension and Postretirement Benefits

(a)	Defined Benefit Plan

The Company has an unfunded U.S. defined benefit pension plan (the “SERP”) covering Richard L. Gelfond, CEO of the Company.

The following table provides disclosure of the pension obligation for the SERP:

	September 30,	December 31,
	2019	2018
Projected benefit obligation:
Obligation, beginning of period	$17,977	$19,003
Interest cost	423	422
Actuarial gain	—	(1,448)
Obligation, end of period and unfunded status	$18,400	$17,977

The following table provides disclosure of pension expense for the SERP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest cost	$141	$105	$423	$316

No contributions are expected to be made for the SERP during the remainder of 2019. The Company expects interest costs of to be $0.1 million recognized as a component of net periodic benefit cost during the remainder of 2019.

The accumulated benefit obligation for the SERP was $18.4 million at September 30, 2019 (December 31, 2018 —$18.0 million).

The SERP assumptions are that Mr. Gelfond will receive a lump sum payment six months after retirement at the end of the current term of his employment agreement (December 31, 2019), although Mr. Gelfond has not informed the Company that he intends to retire at that time.

(b)	Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and nine months ended September 30, 2019, the Company contributed and expensed an aggregate of $0.3 million and $0.9 million, respectively (2018 — $0.4 million and $1.0 million respectively) to its Canadian defined contribution plan and an aggregate of $0.1 million and $0.5 million, respectively (2018 —$0.1 million and $0.4 million respectively) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits – Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. The postretirement benefits obligation as at September 30, 2019 is $0.7 million (December 31, 2018 — $0.6 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and nine months ended September 30, 2019, respectively (2018 — less than $0.1 million and less than $0.1 million, respectively).

(d)	Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees upon meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. The postretirement benefits obligation as at September 30, 2019 is $1.5 million (December 31, 2018 — $1.5 million). The Company has expensed less than $0.1 million and less than $0.1 million for the three and nine months ended September 30, 2019, respectively (2018 — less than $0.1 million and less than $0.1 million, respectively).

(e)	Deferred Compensation Benefit Plan

The Company maintained a nonqualified deferred compensation benefit plan (the “Retirement Plan”) covering Greg Foster, former CEO of IMAX Entertainment and Senior Executive Vice President of the Company. Under the terms of his Retirement Plan with the Company, the Retirement Plan will vest in full if Mr. Foster incurs a separation from service (as defined therein). In the fourth quarter of 2018, Mr. Foster incurred a separation from service, and as such, his Retirement Plan benefits became fully vested as at December 31, 2018 and the accelerated costs were recognized and reflected in the executive transition costs line on the consolidated statement of operations. As at September 30, 2019, the Company had a funded benefit obligation recorded of $3.6 million (December 31, 2018 — $3.6 million). The Company did not recognize any additional expenses in the three and nine months ended September 30, 2019 (2018 — $0.2 million and $0.6 million, respectively).

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

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As of September 30, 2019		As at December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$102,548	$102,548	$141,590	$141,590
Equity securities (3)	13,660	13,660	1,022	1,022
Level 2
Net financed sales receivables(2)	$109,844	$108,993	$117,990	$117,428
Net investment in sales-type leases (2)	11,496	11,526	9,442	9,529
Convertible loan receivable(2)	1,500	1,500	1,500	1,500
Equity securities(1)	1,000	1,000	1,000	1,000
Foreign exchange contracts — designated forwards(3)	(350)	(350)	(1,202)	(1,202)
Borrowings under the Credit Facility(1)	(20,000)	(20,000)	(40,000)	(40,000)

(1)	Recorded at cost, which approximates fair value.
(2)	Estimated based on discounting future cash flows at currently available interest rates with comparable terms.
(3)	Value determined using quoted prices in active markets.

When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no significant transfers in or out of the Company’s Level 3 assets during the three and nine months ended September 30, 2019 and 2018.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator:

	As of September 30, 2019			As at December 31, 2018
	Minimum Lease Payments	Financed Sales Receivables	Total	Minimum Lease Payments	Financed Sales Receivables	Total
In good standing	$11,012	$98,408	$109,420	$8,701	$108,574	$117,275
Credit Watch	639	10,613	11,252	574	8,723	9,297
Pre-approved transactions	—	589	589	322	565	887
Transactions suspended	—	1,149	1,149	—	967	967
	$11,651	$110,759	$122,410	$9,597	$118,829	$128,426

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

The Company’s investment in financing receivables on nonaccrual status is as follows:

	As of September 30, 2019		As at December 31, 2018
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Net investment in leases	$—	$—	$—	$—
Net financed sales receivables	1,149	(805)	967	(739)
Total	$1,149	$(805)	$967	$(739)

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

The Company’s aged financing receivables are as follows:

	As of September 30, 2019
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$99	$46	$315	$460	$11,191	$11,651	$(155)	$11,496
Net financed sales receivables	1,881	2,117	5,571	9,569	101,190	110,759	(915)	109,844
Total	$1,980	$2,163	$5,886	$10,029	$112,381	$122,410	$(1,070)	$121,340

	As at December 31, 2018
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$52	$18	$253	$323	$9,274	$9,597	$(155)	$9,442
Net financed sales receivables	1,442	2,066	5,241	8,749	110,080	118,829	(839)	117,990
Total	$1,494	$2,084	$5,494	$9,072	$119,354	$128,426	$(994)	$127,432

The Company’s recorded investment in financing receivables with billed amounts past due for which the Company continues to accrue finance income is as follows:

	As of September 30, 2019
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$51	$23	$315	$389	$1,372	$—	$1,761
Net financed sales receivables	656	1,195	5,533	7,384	32,746	—	40,130
Total	$707	$1,218	$5,848	$7,773	$34,118	$—	$41,891

	As at December 31, 2018
	Accrued and Current	30-89 Days	90+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Related Allowance	Recorded Investment Past Due and Accruing
Net investment in leases	$28	$9	$246	$283	$1,523	$—	$1,806
Net financed sales receivables	558	1,472	5,860	7,890	31,507	—	39,397
Total	$586	$1,481	$6,106	$8,173	$33,030	$—	$41,203

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

For the Three Months Ended September 30, 2019
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	933	216	(805)	845	—
Recorded investment for which there is no related allowance:
Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	$933	$216	$(805)	$845	$—

For the Three Months Ended September 30, 2018
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	869	121	(739)	869	—
Recorded investment for which there is no related allowance:
Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	$869	$121	$(739)	$869	$—

For the Nine Months Ended September 30, 2019
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	933	216	(805)	815	—
Recorded investment for which there is no related allowance:
Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	$933	$216	$(805)	$815	$—

For the Nine Months Ended September 30, 2018
	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
Recorded investment for which there is a related allowance:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	869	121	(739)	950	—
Recorded investment for which there is no related allowance:
Net investment in leases	—	—	—	—	—
Net financed sales receivables	—	—	—	—	—
Total recorded investment in impaired loans:
Net investment in leases	$—	$—	$—	$—	$—
Net financed sales receivables	$869	$121	$(739)	$950	$—

The Company’s activity in the allowance for credit losses for the period and the Company’s recorded investment in financing receivables are as follows:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Net Investment	Net Financed	Net Investment	Net Financed
	in Leases	Sales Receivables	in Leases	Sales Receivables
Allowance for credit losses:
Beginning balance	$155	$839	$155	$839
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision	—	76	—	76
Ending balance	$155	$915	$155	$915
Ending balance: individually evaluated for impairment	$155	$915	$155	$915
Financing receivables:
Ending balance: individually evaluated for impairment	$11,651	$110,759	$11,651	$110,759

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Net Investment	Net Financed	Net Investment	Net Financed
	in Leases	Sales Receivables	in Leases	Sales Receivables
Allowance for credit losses:
Beginning balance	$155	$839	$155	$922
Charge-offs	—	—	—	(183)
Recoveries	—	—	—	—
Provision	—	—	—	100
Ending balance	$155	$839	$155	$839
Ending balance: individually evaluated for impairment	$155	$839	$155	$839
Financing receivables:
Ending balance: individually evaluated for impairment	$8,943	$118,369	$8,943	$118,369

(d)	Foreign Exchange Risk Management

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

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at September 30, 2019 (the “Foreign Currency Hedges”), with settlement dates throughout 2019, 2020 and 2021. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the condensed consolidated statements of operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with selling, general and administrative expenses and capital expenditures. For foreign currency cash flow hedging instruments related to selling, general and administrative expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statements of operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to capital expenditures, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to property, plant and equipment on the balance sheet when the forecasted transaction occurs. The Company currently does not hold any derivatives which are not designated as hedging instruments.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s condensed consolidated financial statements:

Notional value of foreign exchange contracts:

	September 30,	December 31,
	2019	2018
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$38,802	$50,828

Fair value of derivatives in foreign exchange contracts:

		September 30,	December 31,
	Balance Sheet Location	2019	2018
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$109	$649
	Accrued and other liabilities	(459)	(1,851)
		$(350)	$(1,202)

Derivatives in Foreign Currency Hedging relationships are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Foreign exchange contracts	Derivative Gain (Loss)
— Forwards	Recognized in OCI	$(527)	$506	$(162)	$(1,180)

	Location of Derivative Gain (Loss)	Three Months Ended September 30,		Nine months ended September 30,
	Reclassified from AOCI	2019	2018	2019	2018
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$(322)	$47	$(983)	$379
	Property, plant and equipment	—	—	(32)	—
		$(322)	$47	(1,015)	379

		Three Months Ended September 30,		Nine months ended September 30,
		2019	2018	2019	2018
Foreign exchange contracts	Derivative Gain Recognized In
— Forwards	and Out of OCI	$2	$(19)	$2	$27

The Company's estimated net amount of the existing losses as at September 30, 2019 is $0.4 million, which is expected to be reclassified to earnings within the next twelve months.

(e)	Investments in New Business Ventures

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323, FASB ASC 320 and FASB ASC 321, as appropriate.

As at September 30, 2019, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2018 — $nil). The Company’s accumulated losses in excess of its equity investment were $1.5 million as at September 30, 2019 and are classified in Accrued and other liabilities. For the three months ended September 30, 2019, gross revenues, cost of revenue and net loss for the Company’s investment was $1.1 million, $0.7 million and $0.3 million, respectively (2018 — $0.3 million, $1.0 million and $0.6 million, respectively). For the nine months ended September 30, 2019, gross revenue, cost of revenue and net loss for the Company’s investment was $1.8 million, $1.1 million and $1.1 million, respectively (2018 — $1.8 million, $2.7 million and $1.6 million, respectively). The Company has determined it is not the primary beneficiary of this VIE, and therefore this entity has not been consolidated. In a prior year, the Company issued a convertible loan of $1.5 million to this entity with a term of three years with an annual effective interest rate of 5.0%. The instrument is classified as an available-for-sale investment due to certain features that allow for conversion to common stock in the entity in the event of certain triggers occurring.

In addition, the Company has an investment in preferred stock of another business venture of $1.5 million which meets the criteria for classification as a debt security under FASB ASC 320 and is recorded at a fair value of $nil at September 30, 2019 (December 31, 2018 — $nil).

Furthermore, the Company has an investment of $1.0 million (December 31, 2018 — $1.0 million) in the shares of an exchange traded fund. This investment is classified as an equity investment.

As at September 30, 2019, the Company held investments with a total value of $3.5 million in the preferred shares of enterprises which meet the criteria for classification as an equity security under FASB ASC 325, carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million at September 30, 2019 (December 31, 2018 — $1.0 million).

On January 17, 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, as an investor entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) (as the issuer) and Morgan Stanley Asia Limited (as a sponsor, underwriter and the underwriters’ representative). Pursuant to this agreement, IMAX China (Hong Kong), Limited agreed to invest $15.2 million to subscribe for a certain number of shares of Maoyan at the final offer price pursuant to the global offering of the share capital of Maoyan, and this investment would be subject to a lock-up period of six months following the date of the global offering. On February 4, 2019, Maoyan completed its global offering, upon which, IMAX China (Hong Kong), Limited became a less than 1% shareholder in Maoyan. This investment is classified as an equity security under the FASB ASC 321, with a readily determinable market value through the Hong Kong Stock Exchange. The changes in fair value are recorded in the Change in fair value of equity investment line item in the Company’s condensed consolidated statement of operations. For the three and nine months ended September 30, 2019, the Company has recorded a net unrealized loss of $0.5 million and $2.5 million, respectively.

The total carrying value of investments in new business ventures, as at September 30, 2019 is $2.5 million (December 31, 2018 — $3.5 million) and is recorded in Other assets.

The investment in shares of an exchange traded fund and the investment in Maoyan are recorded in Investment in equity securities.

16.  Non-Controlling Interests

(a)	IMAX China Non-Controlling Interest

The Company indirectly owns approximately 69.74% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China remains a consolidated subsidiary of the Company.

(b)	Other Non-Controlling Interest

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014 and has reached its maximum contribution. The Company sees the Original Film Fund as a vehicle designed to generate a continuous, steady flow of high-quality documentary content. As at September 30, 2019, the Original Film Fund has invested $22.3 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

The Company also established its VR Fund among the Company, its subsidiary IMAX China and other strategic investors to help finance the creation of interactive VR content experiences for use across all VR platforms, including in the pilot IMAX VR Centers. The VR Fund helped finance the production of one interactive VR experience, which debuted exclusively in the pilot IMAX VR Centers in November 2017 before being made available to other VR platforms. As at September 30, 2019, the Company invested $4.0 million toward the development of VR content. In December 2018, the Company announced, in connection with its strategic review of its VR pilot initiative, that it had decided to close its remaining VR locations and write-off certain VR content investments. The Company has also decided to dissolve the VR Fund and not actively pursue any additional VR opportunities.

The following summarizes the movement of the non-controlling interest in temporary equity, in the Company’s subsidiary for the nine months ended September 30, 2019:

Balance as at December 31, 2018	$6,439
Return of capital to non-controlling interests	(243)
Share issuance costs from the issuance of subsidiary shares to a non-controlling interest	1,350
Net loss	(785)
Balance as at September 30, 2019	$6,761

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

The Company recognized the following charges in its condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Restructuring charges	$—	$—	$628	$1,158
Costs to exit lease and restore facilities	—	—	222	—
	$—	$—	$850	$1,158

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

In the current year, the Company incurred $nil and $0.6 million in restructuring charges for the three and nine months ended September 30, 2019, respectively (2018 —$nil and $1.2 million, respectively). A summary of the restructuring costs by reporting groups identified by nature of product sold, or service provided as disclosed in note 13 recognized are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Corporate	$—	$—	$628	$332
IMAX DMR	—	—	—	611
Theater system maintenance	—	—	—	215
	$—	$—	$628	$1,158

At this time, the Company does not expect to recognize any additional restructuring charges during the remainder of 2019.

The following table sets forth a summary of restructuring accrual activities for the nine months ended September 30, 2019:

Employee Severance and Benefits
Balance as at December 31, 2018	$1,936
Restructuring charges	628
Cash payments	(1,573)
Balance as at September 30, 2019	$991

In the three and nine months ended September 30, 2019 and 2018, the Company did not recognize any associated impairments.

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

IMAX CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), is one of the world’s leading entertainment technology companies, specializing in technological innovations powering the presentation of some of today’s most immersive entertainment experiences. Through its proprietary software, theater architecture, patented intellectual property and specialized equipment, IMAX offers a unique end-to-end cinematic solution to create the highest-quality, most immersive motion picture for which the IMAX® brand has become known globally. Top filmmakers and studios utilize the cutting-edge visual and sound technology in IMAX theaters to connect with audiences in innovative ways, and, as a result, IMAX’s network is among the most important and successful theatrical distribution platforms for major films around the world. The Company refers to all theaters using the IMAX theater system as “IMAX theaters”. There were 1,568 IMAX theater systems (1,473 commercial multiplexes, 14 commercial destinations, 81 institutional) operating in 81 countries as at September 30, 2019. This compares to 1,443 theater systems (1,346 commercial multiplexes, 13 commercial destinations, 84 institutional) operating in 79 countries as of September 30, 2018.

The Company leverages its innovative technology and engineering in all aspects of its core business, which consists of:

•

the Digital Re-Mastering (“DMR”) of films and other presentations into the IMAX format by enhancing their image resolution and sound quality for exhibition in the IMAX theater network in exchange for a certain percentage of contingent box office receipts from studios; and

•	the provision of IMAX premium theater systems (“IMAX theater systems”) to exhibitor customers through sales, long-term leases or joint revenue sharing arrangements.

IMAX theater systems are based on proprietary and patented image, audio and other technology developed over the course of the Company’s 51-year history and combine:

•	the ability to exhibit content that has undergone IMAX DMR® conversion, which results in higher image and sound fidelity than conventional cinema experiences;
•	advanced, high-resolution projectors with specialized equipment and automated theater control systems, which generate significantly more contrast and brightness than conventional theater systems;
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

In addition, many IMAX movies are filmed using proprietary IMAX film and digital cameras, which offer filmmakers a suite of premium tools and provide further enhanced and differentiated image quality and a film aspect ratio that delivers up to 26% more image onto a movie screen.

Together these components cause audiences in IMAX theaters to feel as if they are a part of the on-screen action, creating a more intense, immersive and exciting experience than in a traditional theater.

As a result of the engineering and scientific achievements that are a hallmark of The IMAX Experience®, the Company’s exhibitor customers typically charge a premium for IMAX DMR films over films exhibited in their other auditoriums. The premium pricing, combined with the higher attendance levels associated with IMAX DMR films, generates incremental box office for the Company’s exhibitor customers and for the movie studios releasing their films to the IMAX theater network. The incremental box office generated by IMAX DMR films has helped establish IMAX as a key premium distribution and marketing platform for Hollywood blockbuster films.

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. The Company recently introduced IMAX with Laser, the Company’s next-generation laser projection system designed for IMAX theaters in commercial multiplexes, which represents a further evolution of IMAX’s proprietary technology. The Company believes that IMAX with Laser delivers increased resolution, sharper and brighter images, deeper contrast as well as the widest range of colors available to filmmakers today. The Company further believes that IMAX with Laser can help facilitate the next major lease renewal and upgrade cycle for the global commercial IMAX network.

To date the Company has signed IMAX with Laser agreements with leading, global exhibitors such as AMC Entertainment Holdings, Inc. (“AMC”), Cineworld Group PLC (“Cineworld”), CGV Holdings Limited (CGV) and Les Cinémas Pathé Gaumont (“Pathé”) (among others), which includes new theaters, upgrades to existing IMAX theaters, and upgrades to existing backlog arrangements. As at September 30, 2019, the Company’s backlog had 145 new IMAX with Laser systems and 119 upgrades to IMAX with Laser systems and expects to have approximately 135 IMAX with Laser systems installed by the end of 2019.

The Company is also experimenting with new technologies and new content as a way to deepen consumer engagement and brand loyalty, which includes curating unique, differentiated alternative content to be exhibited in IMAX theaters, particularly during those periods when Hollywood blockbuster film content is not available.  In 2019 to date, the Company has piloted filmed events including Anima, a one-night only event in June featuring music from Radiohead’s Thom Yorke, and Soundgarden: Live from the Artist’s Den: The IMAX Experience, in July and August, in select IMAX theaters.

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

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release, and filmmakers and studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting films with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a movie screen. Avengers: Endgame, the highest-grossing film in history, released in April 2019, was shot entirely using IMAX cameras. Collectively, the Company refers to those enhancements as “IMAX DNA”. In addition, to date in 2019 Alita: Battle Angel, Captain Marvel and Disney’s The Lion King were all released with select scenes specifically formatted for IMAX screens.

The Company believes that the growth in international box office remains an important driver of future growth for the Company. To support continued growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets (particularly in China). During 2018, 25 local language IMAX DMR films, including 18 in China, three in India, one in each of France, South Korea, Japan and Russia, were released to the IMAX theater network. During the nine months ended September 30, 2019, 16 local language IMAX DMR films, including 12 in China, one in each of Japan, South Korea, India and Russia, were released to the IMAX theater network. The blockbuster Ne Zha: the IMAX experience was released in China in July 2019 and it is the Company’s first Chinese animated local language film title. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX theater network in the remainder of 2019 and beyond. In March 2019, the Company released an IMAX original production, Superpower Dogs.

In addition to the 47 IMAX DMR films released to the IMAX theater network during the nine months ended September 30, 2019, 12 additional IMAX DMR films have been announced so far to be released in the remainder of 2019 to the global IMAX theater network. The following dates noted for film release are subject to change and may vary by territory.

•	Joker: The IMAX Experience (Warner Bros. Pictures, October 2019);
•	Gemini Man: The IMAX Experience (Paramount Pictures, October 2019);
•	Maleficent: Mistress of Evil: The IMAX Experience (Walt Disney Studios, October 2019);
•	Jesus is King: The IMAX Experience (IMAX Corporation and West Brands, October 2019);
•	Terminator: Dark Fate: The IMAX Experience (Paramount Pictures (domestic)/Walt Disney Pictures (international), October (international)/November (domestic) 2019);
•	The Aeronauts: The IMAX Experience (Amazon Studios, November 2019, select international markets);
•	Ford v Ferrari: The IMAX Experience (Walt Disney Studios, November 2019);
•	Charlie’s Angels: The IMAX Experience (Sony Pictures, November 2019);
•	Frozen 2: The IMAX Experience (Walt Disney Studios, November 2019);
•	Wings Over Everest: The IMAX Experience (Spring Era Films, November 2019, China);
•	Jumanji: The Next Level: The IMAX Experience (Sony Pictures, December 2019); and
•	Star Wars: The Rise of Skywalker: The IMAX Experience (Walt Disney Studios, December 2019).

To date, the Company has announced the following 11 titles to be released in 2020 to the IMAX theater network:

•	1917: The IMAX Experience (Universal Pictures, January 2020);
•	Detective Chinatown 3: The IMAX Experience (Wanda Studios, January 2020, China);
•	Birds of Prey: The IMAX Experience (Warner Bros. Pictures, February 2020);
•	The King’s Man: The IMAX Experience (Walt Disney Studios, February 2020);
•	Godzilla vs. Kong: The IMAX Experience (Warner Bros. Pictures, March 2020);
•	Mulan: The IMAX Experience (Walt Disney Studios, March 2020);
•	No Time to Die (Bond 25): The IMAX Experience (United Artists Releasing (domestic) and Universal Pictures (international), April 2020);
•	Fast & Furious 9: The IMAX Experience (Universal Pictures, May 2020);
•	Wonder Woman 1984: The IMAX Experience (Warner Bros. Pictures, June 2020);
•	Top Gun: Maverick: The IMAX Experience (Paramount Pictures, June 2020);
•	Tenet: The IMAX Experience (Warner Bros. Pictures, July 2020).

The Company remains in active negotiations with all the major Hollywood studios for additional films to fill out its short and long-term film slate for the IMAX theater network in 2019.

As noted above, the Company is also engaged in discussions regarding new technologies and new content in connection with bringing unique events outside of movies to the global IMAX theater network.

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

Theater Business: IMAX Systems, Theater System Maintenance and Fixed Fees from Joint Revenue Sharing Arrangements

IMAX Systems

Sales of IMAX theater systems, which include the proprietary IMAX technology embedded in its projectors, patented software, specialized equipment and automated theater control systems, represent another segment of the Company’s business. Under the Company’s sales agreements, title to the theater system equipment components passes to the customer. In certain instances, however, the Company retains title or a security interest in the equipment until the customer has made all payments required under the agreement. Under the terms of a sales-type lease agreement, title to the theater system equipment components remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer.

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

New Business

In recent years, the Company has been exploring several new lines of business outside of its core business to leverage its proprietary innovative technologies, its leadership position in the entertainment technology space and its unique relationship with content creators.

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

Connected Theaters

The Company is currently exploring new technologies and forms of content as a way to deepen consumer engagement and brand loyalty. As such, the Company is currently engaged in discussions regarding new technologies to further connect the IMAX theater network and to facilitate bringing more unique content, including live events, to IMAX theater audiences. The Company believes such additional connectivity can provide more innovative content to the IMAX theater network and in turn permit the Company to engage audiences in new ways.

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

IMAX Theater Network and Backlog

The following table outlines the breakdown of the IMAX theater network by type and geographic location as at September 30:

	2019 Theater Network Base				2018 Theater Network Base
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	369	4	33	406	365	4	33	402
Canada	39	2	7	48	39	2	7	48
Greater China(1)	666	—	15	681	578	—	17	595
Western Europe	107	4	10	121	94	4	10	108
Asia (excluding Greater China)	115	2	2	119	107	2	3	112
Russia & the CIS	65	—	—	65	62	—	—	62
Latin America(2)	49	1	12	62	45	—	12	57
Rest of the World	63	1	2	66	56	1	2	59
Total	1,473	14	81	1,568	1,346	13	84	1,443

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

The Company currently believes that over time its commercial multiplex theater network could grow to approximately 2,855 IMAX theaters worldwide from 1,473 commercial multiplex IMAX theaters operating as at September 30, 2019. The Company believes that the majority of its future growth will come from international markets. As at September 30, 2019, 71.0% of IMAX theater systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 68.8% as at September 30, 2018. Revenues and gross box office derived from outside the United States and Canada continue to exceed revenues and gross box office from the United States and Canada. Risks associated with the Company’s international business are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2018 Form 10-K and in Item 1A Risk Factors of this Form 10-Q.

Greater China is currently the Company’s largest market, measured by revenues, with approximately 31.6% of overall revenues generated from the Company’s Greater China operations in the nine months ended September 30, 2019. As at September 30, 2019, the Company had 681 theaters operating in Greater China with an additional 286 theaters in backlog that are scheduled to be installed by 2022. The Company’s backlog in Greater China represents 47.1% of the Company’s current backlog including upgrades. The Company’s largest single international partnership is in China with Wanda Film (“Wanda”). Wanda’s total commitment to the Company is for 359 theater systems in Greater China (of which 344 theater systems are under the parties’ joint revenue sharing arrangement). See “Risk Factors – The Company faces risks in connection with the continued expansion of its business in China” in Item 1A of the Company’s 2018 Form 10-K.

The following table outlines the breakdown of the Commercial Multiplex theater network by arrangement type and geographic location as at September 30:

	2019
	IMAX Commercial Multiplex Theater Network
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Sales- type lease		Total
Domestic Total (United States & Canada)	276	5	281	127		408
International:
Greater China	339	103	442	224		666
Asia (excluding Greater China)	34	1	35	80		115
Western Europe	42	26	68	39		107
Russia & the CIS	—	—	—	65		65
Latin America	1	—	1	48		49
Rest of the World	14	—	14	49		63
International Total	430	130	560	505		1,065
Worldwide Total	706	135	841	632	(1)	1,473

	2018
	IMAX Commercial Multiplex Theater Network
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Sales- type lease		Total
Domestic Total (United States & Canada)	272	5	277	127		404
International:
Greater China	289	88	377	201		578
Asia (excluding Greater China)	29	1	30	77		107
Western Europe	37	22	59	35		94
Russia & the CIS	—	—	—	62		62
Latin America	—	—	—	45		45
Rest of the World	14	—	14	42		56
International Total	369	111	480	462		942
Worldwide Total	641	116	757	589		1,346

As at September 30, 2019, 281 (2018 — 277) of the 841 (2018 — 757) theaters under joint revenue sharing arrangements in operation, or 33.4% (2018 — 36.6%), were located in the United States and Canada, with the remaining 560 (2018 — 480) or 66.6% (2018 — 63.4%) of theaters being located in international markets.

Sales Backlog

The Company’s current sales backlog is as follows:

	September 30, 2019				September 30, 2018
	Number of		Dollar Value		Number of		Dollar Value
	Systems		(in thousands)		Systems		(in thousands)
Sales and sales-type lease arrangements	205		$247,526	(1)	189		$246,193	(1)
Joint revenue sharing arrangements
Hybrid lease arrangements	149	(2)	108,405		119		66,125
Traditional arrangements	253	(3)	7,400	(4)	327		6,313	(4)
	607	(5)	$363,331		635	(6)	$318,631

(1)	Includes a variable consideration estimate of $19.1 million (2018 — $17.8 million).
(2)	Includes 75 theaters where the theater system could change between IMAX with Laser and digital projection systems based on the site selection for the theaters.
(3)	Includes 50 theater systems where the customer has the option to convert from a joint revenue sharing arrangement to a sales arrangement.
(4)	Reflects contractual upfront payments. Future contingent payments are not reflected as these are based on negotiated shares of box office results.
(5)

Includes 155 new laser projection system configurations and 125 upgrades of existing locations to laser projection system configurations (119 of the 125 upgrades are for the IMAX with Laser projection system configurations).

(6)

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

Certain of the Company’s contracts contain options for the customer to elect to upgrade system type during the term or to alter the contract structure (for example, from JRSA to sale model) after signing but before installation.  Current backlog information reflects all known elections.

The following table outlines the breakdown of the total backlog by arrangement type and geographic location as at September 30:

	2019
	IMAX Theater Backlog
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	143	3	146	17	163
International:
Greater China	76	130	206	80	286
Asia (excluding Greater China)	12	—	12	42	54
Western Europe	16	16	32	10	42
Russia & the CIS	—	—	—	14	14
Latin America	1	—	1	9	10
Rest of the World	5	—	5	33	38
International Total	110	146	256	188	444
Worldwide Total	253	149	402	205	607	(1)

	2018
	IMAX Theater Backlog
	Traditional JRSA	Hybrid JRSA	Total JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	154	3	157	8	165
International:
Greater China	128	102	230	79	309
Asia (excluding Greater China)	7	—	7	42	49
Western Europe	31	14	45	9	54
Russia & the CIS	—	—	—	18	18
Latin America	2	—	2	12	14
Rest of the World	5	—	5	21	26
International Total	173	116	289	181	470
Worldwide Total	327	119	446	189	635	(2)

(1)	Includes 145 new IMAX with Laser projection system configurations and 119 upgrades of existing locations to IMAX with Laser projection system configurations.
(2)	Includes 79 new IMAX with Laser projection system configurations and 110 upgrades of existing locations to IMAX with Laser projection system configurations.

Approximately 73.1% of IMAX theater system arrangements in backlog as at September 30, 2019 are scheduled to be installed in international markets (2018 – 74.0%).

Signings and Installations

The following reflects the Company’s signings and installations:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2019		2018	2019		2018
Theater System Signings:
Full new sales and sales-type lease arrangements	22		22	38		46
New traditional joint revenue sharing arrangements	—		1	4		54
New hybrid joint revenue sharing lease arrangements	—		2	48		10
Total new theaters	22		25	90		110
Upgrades of IMAX theater systems	8		12	36		110
Total theater signings	30		37	126		220

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2019		2018	2019		2018
Theater System Installations:
Full new sales and sales-type lease arrangements	14	(1)	15	29	(1)	37
New traditional joint revenue sharing arrangements	12		15	29		37
New hybrid joint revenue sharing lease arrangement	4		6	13		8
Total new theaters	30		36	71		82
Upgrades of IMAX theater systems	9		1	20		2
Total theater installations	39		37	91		84

(1)

Includes 1 IMAX digital theater system that was relocated from a previous location. This installation is incremental to the IMAX theater network but full revenue for the digital theater system was not received.

The Company anticipates that it will install a total of approximately 185 to 190 theater systems during 2019. The Company cautions, however, that theater system installations may change from period to period over the course of the Company’s business, usually for reasons beyond its control.

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

Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018

The Company reported net income of $10.9 million, or $0.18 per basic and diluted share, for the third quarter of 2019 as compared to net income of $7.5 million, or $0.12 per basic and diluted share for the third quarter of 2018.

Net income for the third quarter of 2019 includes a $5.5 million charge, or $0.09 per diluted share (2018— $5.6 million or $0.08 per diluted share), for stock-based compensation and a loss of $0.5 million, or $nil per diluted share, adjustment for the change in fair value of equity investment (2018 — $nil).

Adjusted net income, which consists of net income excluding the impact of stock-based compensation, the change in fair value of equity investment and the related tax impact of these adjustments, was $14.9 million, or $0.24 per diluted share, for the third quarter of 2019 as compared to adjusted net income of $11.6 million, or $0.18 per diluted share, for the third quarter of 2018.

The Company reported net income attributable to common shareholders of $9.0 million, or a $0.15 per basic and diluted share for the third quarter of 2019 (2018 — $5.0 million, or $0.08 per basic and diluted share).

Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation, the change in fair value of equity investment and the related tax impact of these adjustments, was $12.8 million, or $0.21 per diluted share, for the third quarter of 2019 as compared to adjusted net income attributable to common shareholders of $9.0 million, or $0.14 per diluted share, for the third quarter of 2018.

A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

(In thousands of U.S. dollars, except per share amounts)	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$10,896	$0.18	$7,502	$0.12
Adjustments:
Stock-based compensation	5,527	0.09	5,562	0.08
Change in fair value of equity investment	490	—	—	—
Tax impact on items listed above	(1,984)	(0.03)	(1,500)	(0.02)
Adjusted net income	14,929	0.24	11,564	0.18
Net income attributable to non-controlling interests(1)	(1,863)	(0.03)	(2,482)	(0.04)
Stock-based compensation (net of tax of less than $0.1 million and less than $0.1 million, respectively)(1)	(106)	—	(75)	—
Change in fair value of equity investment(1)	(149)	—	—	—
Adjusted net income attributable to common shareholders	$12,811	$0.21	$9,007	$0.14

Weighted average diluted shares outstanding		61,479		62,793

(1)	Reflects amounts attributable to non-controlling interests.

The following table sets forth the breakdown of revenue and gross margin by nature for the three months ended September 30:

(In thousands of U.S. dollars)	Revenue		Gross Margin
	2019	2018	2019	2018
Network business
IMAX DMR	$26,665	$22,372	$17,866	$14,461
Joint revenue sharing arrangements – contingent rent	16,546	14,327	9,514	8,081
IMAX systems – contingent rent	32	—	32	—
	43,243	36,699	27,412	22,542
Theater business
IMAX systems
Sales and sales-type leases(1)	18,100	20,427	8,775	10,141
Ongoing fees and finance income(2)	2,903	2,971	2,855	2,923
Joint revenue sharing arrangements – fixed fees	1,438	2,798	136	529
Theater system maintenance	13,657	12,415	6,125	5,996
Other theater	1,560	2,076	505	581
	37,658	40,687	18,396	20,170
New business	596	1,275	541	(298)
Other
Film distribution and post-production	3,528	3,062	50	260
Other	1,365	385	721	(483)
	4,893	3,447	771	(223)
	$86,390	$82,108	$47,120	$42,191

(1)

Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions, and the present value of estimates of variable consideration from equipment sales transactions.

(2)	Includes rental income from operating leases and finance income.

Revenues and Gross Margin

The Company’s revenues for the third quarter of 2019 increased 5.2% to $86.4 million from $82.1 million in the third quarter of 2018, primarily due to an increase in the network business segments, partially offset by a decrease in the theater business and the new business segments. The gross margin across all segments in the third quarter of 2019 was $47.1 million, or 54.5% of total revenue, compared to $42.2 million, or 51.4% of total revenue in the third quarter of 2018.

Network Business

Gross box office generated by IMAX DMR films increased by 19.1% to $246.1 million in the third quarter of 2019 from $206.5 million in the third quarter of 2018. In the third quarter of 2019, gross box office was generated primarily by the exhibition of 26 films (20 new and 6 carryovers), as compared to 29 films (24 new and 5 carryovers) exhibited in the third quarter of 2018.

Network business revenue increased by 17.8% to $43.2 million in the third quarter of 2019 from $36.7 million in the third quarter of 2018 due to an increase in both IMAX DMR revenue and contingent rent received from joint revenue sharing arrangements due to the success of The Lion King: The IMAX Experience, Spider-Man: Far From Home: The IMAX Experience, Hobbs & Shaw: The IMAX Experience and the local language blockbuster Ne Zha: The IMAX Experience in China. The gross margin experienced by the Company’s network business in the third quarter of 2019 was $27.4 million, or 63.4% of network business revenue, compared to $22.5 million, or 61.4% in the third quarter of 2018. The Company’s network business performance is impacted by box office performance, as well as other factors including the timing of a film release to the IMAX theater network, the commercial success of the film, marketing spend, the Company’s take rates under its DMR and joint revenue sharing arrangements, and the distribution window for the exhibition of films in the IMAX theater network. These arrangements are reflected under the IMAX systems segment of Theater Business. Other factors impacting performance include fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations.

IMAX DMR revenues increased by 19.2% to $26.7 million in the third quarter of 2019 from $22.4 million in the third quarter of 2018. The increase in the current year was facilitated by the blockbuster performance of The Lion King: The IMAX Experience, Spider-Man: Far From Home: The IMAX Experience, Hobbs & Shaw: The IMAX Experience and the local language blockbuster Ne Zha: the IMAX Experience in China.  IMAX DMR gross margins increased to $17.9 million in the third quarter of 2019 as compared to $14.5 million in the third quarter of 2018. Margin is a function of the costs associated with the respective films exhibited in the period, and can vary particularly with respect to marketing expenses. DMR marketing expenses in the third quarter of 2019 were $4.3 million, as compared to $3.1 million in the third quarter of 2018.

Contingent rent revenues from joint revenue sharing arrangements were $16.5 million in the third quarter of 2019, as compared to   $14.3 million for the third quarter of 2018. The Company ended the third quarter of 2019 with 841 theaters operating under joint revenue sharing arrangements, as compared to 757 theaters at the end of the third quarter of 2018, an increase of 11.1%. Gross box office generated by the joint revenue sharing arrangements was higher at $121.9 million in the third quarter of 2019 from $105.8 million in the third quarter of 2018. The Company’s joint revenue sharing arrangement performance is impacted by box office performance, as well as the take rates under each of its joint revenue sharing agreements and where a film is exhibited. Other factors impacting performance include fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations.

The gross margin from joint revenue sharing arrangements increased to $9.5 million in the third quarter of 2019 from $8.1 million in the third quarter of 2018. Included in the calculation of gross margin for the third quarter of 2019 was depreciation of $5.9 million, as compared to $5.3 million in the third quarter of 2018, as a result of the 11.1% increase in the number of joint revenue sharing arrangement theaters in operation compared to the third quarter of 2018. Also included in gross margin were certain advertising, marketing and commission costs primarily associated with new theater launches of $0.8 million, as compared to $1.0 million during the third quarter of 2018. Margin is a function of the costs associated with each theater, such as the increase in depreciation on new IMAX with Laser systems and costs incurred for the upgrade of theater systems from a digital-xenon system to an IMAX with Laser system.

Contingent rent revenue from IMAX systems consists of variable payments received in excess of the fixed minimum ongoing payments which are primarily driven by box office performance reported by theater operators. The Company expects this revenue stream to be minimal on a go-forward basis. Contingent rent revenue of less than $0.1 million was recognized in the third quarter of 2019, compared to $nil in the third quarter of 2018.

Theater Business

The primary drivers of this line of business are theater system installations and the Company’s maintenance contracts that accompany each theater installation.  For the third quarter of 2019, theater business revenue decreased $3.0 million, or 7.4%, to $37.7 million as compared to the third quarter of 2018. The decrease in theater business revenue in 2019 as compared to 2018 was primarily due to one fewer system installations under sales and sales-type lease arrangements.

Theater business gross margin decreased 8.8% to $18.4 million in the third quarter of 2019 as compared to $20.2 million in the third quarter of 2018, primarily due to:

•	one fewer system installation under sales and sales-type lease arrangements; and
•	two fewer theater systems contracted as hybrid joint revenue sharing lease arrangements.

As well, there has been an increase to sustained engineering costs related to the IMAX with Laser roll-out and continued development and support.

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

	For the Three Months Ended September 30,
	2019			2018
	Number of Systems	Revenue		Number of Systems	Revenue
New IMAX theater systems — installed and recognized
Sales and sales-types lease arrangements(1)	14	$17,282	(2)	15	$19,866
Joint revenue sharing arrangements — hybrid	4	1,544		6	2,796
Total new theater systems	18	18,826		21	22,662

IMAX theater system upgrades — installed and recognized
Sales and sales-types lease arrangements	—	—		—	—
Total theater systems installed and recognized	18	$18,826		21	$22,662

(1)

The arrangements for the sale of projection systems include indexed minimum payment increases over the term of the arrangement, as well as provision for additional payments in excess of the minimum agreed payments in situations where the theater exceeds certain box office thresholds.

(2)

Includes 1 IMAX digital theater system that was relocated from a previous location. This installation is incremental to the IMAX theater network but full revenue for the digital theater system was not received.

The average revenue per full, new theater system under a sales and sales-type lease arrangement varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors. Average revenue per full, new theater system under a sales and sales-type lease arrangement was at $1.2 million for the third quarter of 2019 from $1.3 million the third quarter of 2018, respectively.

Theater system maintenance revenue increased 10% to $13.7 million in the third quarter of 2019 from $12.4 million in the third quarter of 2018. Theater system maintenance gross margin was $6.1 million in the third quarter of 2019 versus $6.0 million in the third quarter of 2018. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Ongoing fees and finance income were $2.9 million in the third quarter of 2019 compared to $3.0 million in the third quarter of 2018. Gross margin for ongoing fees and finance income was consistent at $2.9 million in the third quarter of 2019 as compared to $2.9 million in the third quarter of 2018. The costs associated with ongoing fees are minimal as it usually consists of depreciation on the Company’s theaters under operating lease agreements and/or marketing.

Other theater revenue decreased to $1.6 million in the third quarter of 2019 as compared to $2.1 million in the third quarter of 2018. Other theater revenue primarily includes revenue generated from the Company’s after-market sales of projection system parts and 3D glasses. The gross margin recognized from other theater revenue was $0.5 million in the third quarter of 2019 as compared to $0.6 million in the third quarter of 2018.

New Business

Revenue earned from the Company’s new business initiatives was $0.6 million and the new business segment experienced a gross margin of $0.5 million in the third quarter of 2019, as compared to revenue of $1.3 million and margin loss of $0.3 million in the third quarter of 2018. In the third quarter of 2019 revenue in the new business segment is attributable to the IMAX Enhanced program which was launched at the end of 2018 and started generating revenue in the current year as compared to the prior year quarter where the income was primarily derived from IMAX VR and the final contractual payment owed to IMAX related to the IMAX VR camera. The increase in gross margin is primarily attributable to the increase in IMAX Enhanced revenue compared to the third quarter of 2018.

Other

Film distribution and post-production revenues were $3.5 million in the third quarter of 2019, as compared to $3.1 million in the third quarter of 2018. Film distribution and post-production gross margin was less than $0.1 million in the third quarter of 2019, as compared to a gross margin of $0.3 million in the third quarter of 2018.

Other revenue was $1.4 million in the third quarter of 2019, as compared to $0.4 million in the third quarter of 2018. Other revenue primarily includes revenue generated from the Company’s theater operations and camera rental business. The increase in revenue is primarily the result of an increase in camera rental revenue.

The gross margin recognized from other revenue was a gross margin of $0.7 million in the third quarter of 2019, as compared to a margin loss of $0.5 million in the third quarter of 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $29.5 million in the third quarter of 2019, as compared to $26.7 million in the third quarter of 2018. Selling, general and administrative expenses excluding the impact of stock-based compensation were $24.5 million in the third quarter of 2019, as compared to $21.8 million in the third quarter of 2018.

The following reflects the significant items impacting selling, general and administrative expenses for the third quarter of 2019 and 2018:

	2019	2018	2019 versus 2018
Staff costs	$16,628	$14,469	$2,159	14.9%
Stock-based compensation	4,983	4,840	143	3.0%
Consulting and professional fees	2,905	2,374	531	22.4%
Marketing	1,548	2,653	(1,105)	(41.7)%
Foreign exchange loss (gain)	667	(428)	1,095	255.8%
Other general corporate expenditures	2,751	2,746	5	0.2%
Total	$29,482	$26,654	$2,828	10.6%

Other general corporate expenditures include professional fees, travel and entertainment. Selling, general and administrative expenses also includes asset impairment charges and write-offs, if any, and miscellaneous items, other than interest.

Research and Development Expenses

Research and development expenses decreased to $1.4 million in the third quarter of 2019, as compared to $4.0 million in the third quarter of 2018. The decrease is primarily due to decreased spending on the Company’s updated laser-based digital projection system compared to the third quarter of 2018.

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

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $0.6 million in the third quarter of 2019 as compared to a net provision of $0.9 million in the third quarter of 2018.

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

Interest Income and Expense

Interest income was $0.5 million in the third quarter of 2019, as compared to $0.6 million in the third quarter of 2018.

Interest expense was $0.5 million in the third quarter of 2019, as compared to $1.0 million in the third quarter of 2018. Included in interest expense is the amortization of deferred finance costs in the amount of $0.1 million in the third quarter of 2019, as compared to $0.4 million in the third quarter of 2018. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Change in fair value of equity investment

In the first quarter of 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) and purchased equity securities for $15.2 million. These equity securities are traded on the Hong Kong Stock Exchange, and the Company is required to adjust the fair value of the securities each period to reflect the current market value. This adjustment will fluctuate based on the closing market price at the end of each period. In the third quarter of 2019, a loss of $0.5 million was recognized in the Condensed Consolidated Statements of Operations.

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

As at September 30, 2019, the Company had a gross deferred income tax asset of $29.9 million, against which the Company is carrying a $0.2 million valuation allowance. For the three months ended September 30, 2019, the Company recorded an income tax provision of $3.0 million, which includes a recovery of $0.7 million related to its provision for uncertain tax positions. In addition, the three months ended September 30, 2019 there were no amounts included in the provision for income taxes for tax shortfalls related to stock-based compensation costs.

The Company’s Chinese subsidiary has made inquiries of the Chinese State Administration of Taxation regarding the potential deductibility of certain stock-based compensation for stock options issued by the Chinese subsidiary’s parent company, IMAX China.  In addition, Chinese regulatory authorities responsible for capital and exchange controls will need to review and approve the proposed transactions before they can be completed. There may be a requirement for future investment of funds into China in order to secure the deduction. Should the Company proceed, any such future investment would come from existing capital invested in the IMAX China group of companies being redeployed amongst the IMAX China group of companies, including the Chinese subsidiary. The Company’s Chinese Subsidiary has treated the stock-based compensation as deductible and has set up related deferred tax assets of $1.5 million (December 31, 2018 ─ $1.2 million).

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. As at September 30, 2019, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2018 ─ $nil). The Company’s accumulated losses in excess of its equity investment were $1.5 million as at September 30, 2019. For the three months ended September 30, 2019, gross revenues, cost of revenue and net loss for these investments were $1.1 million, $0.7 million and $0.3 million, respectively (2018 ─ $0.3 million, $1.0 million and $0.6 million, respectively). The Company recorded its proportionate share of the net gain which amounted to $0.2 million in the third quarter of 2019, as compared to a net loss of $0.2 million in the third quarter of 2018.

Non-Controlling Interests

The Company’s condensed consolidated financial statements include a non-controlling interest in the net income of IMAX China as well as the impact of non-controlling interests in its subsidiaries created for the Original Film Fund and VR Content Fund activity. For the three months ended September 30, 2019 the net income attributable to non-controlling interests of the Company’s subsidiaries was $1.9 million (2018 ─ $2.5 million).

Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018

The Company reported net income of $37.2 million, or $0.61 per basic and diluted share, for the nine months ended September 30, 2019 as compared to net income of $29.8 million, or $0.47 per basic and diluted share for the nine months ended September 30, 2018.

Net income for the nine months ended September 30, 2019, includes a $16.9 million charge, or 0.27 per diluted share (2018 — $17.2 million or $0.26 per diluted share), for stock-based compensation, a $0.9 million charge, or $0.01 per diluted share for exit costs, restructuring charges and associated impairments (2018 — $1.2 million, or $0.02 per diluted share) and a loss of $2.5 million, or $0.03 per diluted share, adjustment for the change in fair value of equity investment (2018 — $nil). The nine months ended September 30, 2018 includes a $7.5 million charge, or $0.12 per diluted share, for a legal arbitration award related to one of the Company’s litigation matters from 2006.

Adjusted net income, which consists of net income excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments, the legal arbitration award, the change in fair value of equity investment and the related tax impact of these adjustments, was $53.0 million, or $0.86 per diluted share, for the nine months ended September 30, 2019, as compared to adjusted net income of $50.4 million, or $0.79 per diluted share, for the nine months ended September 30, 2018.

The Company reported net income attributable to common shareholders of $28.7 million, or $0.47 per basic and diluted share for the nine months ended September 30, 2019 (2018 — $21.2 million, or $0.33 per basic and diluted share).

Adjusted net income attributable to common shareholders, which consists of net income attributable to common shareholders excluding the impact of stock-based compensation, exit costs, restructuring charges and associated impairments, the legal arbitration award, the change in fair value of equity investment and the related tax impact of these adjustments, was $43.3 million, or $0.70 per diluted share, for the nine months ended September 30, 2019, as compared to adjusted net income attributable to common shareholders of $41.4 million, or $0.65 per diluted share, for the nine months ended September 30, 2018.

A reconciliation of net income and net income attributable to common shareholders, the most directly comparable U.S. GAAP measure, to adjusted net income, adjusted net income per diluted share, adjusted net income attributable to common shareholders and adjusted net income attributable to common shareholders per diluted share is presented in the table below:

(In thousands of U.S. dollars, except per share amounts)	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported net income	$37,219	$0.61	$29,824	$0.47
Adjustments:
Stock-based compensation	16,916	0.27	17,165	0.26
Exit costs, restructuring charges and associated impairments	850	0.01	1,158	0.02
Legal arbitration award	—	—	7,500	0.12
Change in fair value of equity investment	2,543	0.03	—	—
Tax impact on items listed above	(4,519)	(0.06)	(5,287)	(0.08)
Adjusted net income	53,009	0.86	50,360	0.79
Net income attributable to non-controlling interests(1)	(8,524)	(0.14)	(8,674)	(0.14)
Stock-based compensation (net of tax of $0.1 million and $0.1 million, respectively) (1)	(368)	(0.01)	(279)	—
Change in fair value of equity investment	(801)	(0.01)	—	—
Adjusted net income attributable to common shareholders	$43,316	$0.70	$41,407	$0.65

Weighted average diluted shares outstanding		61,509		63,580

(1)	Reflects amounts attributable to non-controlling interests.

The following table sets forth the breakdown of revenue and gross margin by nature for the nine months ended September 30:

(In thousands of U.S. dollars)	Revenue		Gross Margin
	2019	2018	2019	2018
Network Business
IMAX DMR	$93,908	$85,586	$61,602	$57,523
Joint revenue sharing arrangements - contingent rent	59,704	56,919	40,437	39,441
IMAX systems - contingent rent	189	—	189	—
	153,801	142,505	102,228	96,964
Theater Business
IMAX systems
Sales and sales-type leases(1)	42,212	50,545	18,429	28,648
Ongoing fees and finance income(2)	8,588	8,982	8,445	8,839
Joint revenue sharing arrangements – fixed fees	6,525	3,821	1,301	776
Theater system maintenance	39,815	37,462	17,046	17,289
Other theater	5,766	5,707	1,821	1,099
	102,906	106,517	47,042	56,651
New Business	1,908	4,999	1,441	139
Other
Film distribution and post-production	9,791	9,156	483	320
Other	2,979	2,260	619	(787)
	12,770	11,416	1,102	(467)
	$271,385	$265,437	$151,813	$153,287

(1)

Includes initial payments and the present value of fixed minimum payments from equipment, sales and sales-type lease transactions, and in 2018, includes the present value of estimates of variable consideration from equipment sales transactions.

(2)	Includes rental income from operating leases and finance income.

Revenues and Gross Margin

The Company’s revenues for the nine months ended September 30, 2019 increased by 2.2% to $271.4 million from $265.4 million for the nine months ended September 30, 2018, primarily due to an increase in revenues from the Company’s network business segment, partially offset by a decrease in the theater business and the new business segments. The gross margin across all segments in the nine months ended September 30, 2019 was $151.8 million, or 55.9% of total revenue, compared to $153.3 million, or 57.7% of total revenue in the nine months ended September 30, 2018.

Network Business

Gross box office generated by IMAX DMR films increased 9.0% to $867.3 million in the nine months ended September 30, 2019 from $795.4 million in the nine months ended September 30, 2018. In the nine months ended September 30, 2019, gross box office was generated primarily by the exhibition of 59 films (47 new and 12 carryovers), as compared to 58 films (48 new and 10 carryovers) exhibited in the nine months ended September 30, 2018.

Network business revenue increased by 7.9% to $153.8 million in the nine months ended September 30, 2019 from $142.5 million in the nine months ended September 30, 2018, due to an increase in the number of films exhibited. The gross margins experienced by the Company’s network business in the nine months ended September 30, 2019 was $102.2 million, or 66.5% of network business revenue, compared to $97.0 million, or 68.0% in the nine months ended September 30, 2018. The Company’s network business performance is impacted by box office performance, as well as other factors including the timing of a film release to the IMAX theater network, the commercial success of the film, marketing spend, the Company’s take rates under its DMR and joint revenue sharing arrangements, and the distribution window for the exhibition of films in the IMAX theater network. These arrangements are reflected under the IMAX systems segment of Theater Business. Other factors impacting performance include fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations.

IMAX DMR revenues increased 9.7% to $93.9 million in the nine months ended September 30, 2019 from $85.6 million in the nine months ended September 30, 2018, due to an increase in the number of films exhibited and stronger film performance, which includes the blockbuster performances of Captain Marvel: The IMAX Experience, Avengers: Endgame: The IMAX Experience, The Lion King: The IMAX Experience, Spider-Man: Far From Home: The IMAX Experience, Hobbs & Shaw: The IMAX Experience and the local language blockbusters The Wandering Earth: The IMAX Experience in China and Ne Zha: The IMAX Experience in China in the nine months ended September 30, 2019. The nine months ended September 30, 2018 included the blockbuster performances of Black Panther: The IMAX Experience and Avengers: Infinity War: The IMAX Experience and the local language blockbuster Operation Red Sea: The IMAX Experience in China. The gross margin from the IMAX DMR segment was $61.6 million and $57.5 million in the nine months ended September 30, 2019 and 2018, respectively. DMR marketing expenses in the nine months ended September 30, 2019 were $17.7 million, as compared to $13.7 million in the nine months ended September 30, 2018.

Contingent rent revenues from joint revenue sharing arrangements increased to $59.7 million in the nine months ended September 30, 2019 from $56.9 million in the nine months ended September 30, 2018. The Company ended the current period with 841 theaters operating under joint revenue sharing arrangements, as compared to 757 theaters at the end of the nine months ended September 30, 2018, an increase of 11.1%. Gross box office generated by the joint revenue sharing arrangements was 5.2% higher at $441.6 million in the nine months ended September 30, 2019 from $419.8 million in the nine months ended September 30, 2018. The Company’s joint revenue sharing arrangement performance is impacted by box office performance, as well as the take rates under each of its joint revenue sharing arrangements and where a film is exhibited. Other factors impacting performance include fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations.

The gross margin from joint revenue sharing arrangements increased by 2.5% to $40.4 million in the nine months ended September 30, 2019 from $39.4 million in the nine months ended September 30, 2018. Included in the calculation of gross margin for the nine months ended September 30, 2019 was depreciation of $17.2 million, as compared to $15.3 million in the nine months ended September 30, 2018. Also included in gross margin were certain advertising, marketing and commission costs primarily associated with new theater launches of $1.1 million, as compared to $2.2 million during the nine months ended September 30, 2018. Margin is a function of the costs associated with each theater, such as the increase in depreciation on new IMAX with Laser systems and costs incurred for the upgrade of theater systems from a digital-xenon system to an IMAX with Laser system.

Contingent rent revenue from IMAX systems consists of variable payments received in excess of the fixed minimum ongoing payments which are primarily driven by box office performance reported by theater operators. The Company expects this revenue stream to be minimal on a go-forward basis. Contingent rent revenue of $0.2 million was recognized in the nine months ended September 30, 2019, compared to $nil in the nine months ended September 30, 2018.

Theater Business

The primary drivers of this line of business are theater system installations and the Company’s maintenance contract that accompanies each theater installation.  In the nine months ended September 30, 2019, theater business revenue decreased $3.6 million, or 3.4% to $102.9 million as compared to $106.5 million in nine months ended September 30, 2018. The decrease in theater business revenue was primarily due to:

•	eight fewer system installations under sales and sales-type lease arrangements; offset by
•	five additional theater systems contracted as hybrid joint revenue sharing lease arrangements; and
•	two additional installation of system upgrades;

Theater business gross margin decreased 17.0% to $47.0 million in the nine months ended September 30, 2019, as compared to $56.7 million in the nine months ended September 30, 2018 due to the mix of systems installed under sales and sales-type leases and joint revenue sharing lease arrangements.

As well, there has been an increase to sustained engineering costs related to the IMAX with Laser roll-out and continued development and support.

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

	2019			2018
	Number of Systems	Revenue		Number of Systems	Revenue
New IMAX theater systems — installed and recognized
Sales and sales-types lease arrangements(1)	29	$37,224	(2)	37	$48,945
Joint revenue sharing arrangements — hybrid	13	6,608		8	3,840
Total new theater systems	42	43,832		45	52,785

IMAX theater system upgrades — installed and recognized
Sales and sales-types lease arrangements	2	2,028		—	—
Total theater systems installed and recognized	44	$45,860		45	$52,785

(1)

The arrangements for the sale of projection systems include indexed minimum payment increases over the term of the arrangement, as well as provision for additional payments in excess of the minimum agreed payments in situations where the theater exceeds certain box office thresholds.

(2)

Includes 1 IMAX digital theater system that was relocated from a previous location. This installation is incremental to the IMAX theater network but full revenue for the digital theater system was not received.

The average revenue per full, new theater system under a sales and sales-type lease arrangement varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors. Average revenue per full, new theater system under a sales and sales-type lease arrangement was consistent for the nine months ended September 30, 2019 and nine months ended September 30, 2018 at $1.3 million. The average revenue per full, new theater system under a sales and sales-type lease arrangement varies depending upon the number of theater system commitments with a single respective exhibitor, an exhibitor’s location or other various factors. The average value is driven by the recognition of variable consideration at the time of recognition versus over the term of the arrangement.

Theater system maintenance revenue increased 6.3% to $39.8 million in the nine months ended September 30, 2019 from $37.5 million in the nine months ended September 30, 2018. Theater system maintenance gross margin was $17.0 million in the nine months ended September 30, 2019 versus $17.3 million in the nine months ended September 30, 2018. Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Ongoing fees and finance income was $8.6 million in the nine months ended September 30, 2019 compared to $9.0 million in the nine months ended September 30, 2018. Gross margin for ongoing rent and finance income decreased to $8.4 million in the nine months ended September 30, 2019 from $8.8 million in the nine months ended September 30, 2018. The costs associated with ongoing fees are minimal as it usually consists of depreciation on the Company’s theaters under operating lease agreements and/or marketing.

Other theater revenue increased to $5.8 million in the nine months ended September 30, 2019 as compared to $5.7 million in the nine months ended September 30, 2018. Other theater revenue primarily includes revenue generated from the Company’s after-market sales of projection system parts and 3D glasses. The gross margin recognized from other theater revenue was $1.8 million in the nine months ended September 30, 2019, as compared to $1.1 million in the nine months ended September 30, 2018.

New Business

Revenue earned from the Company’s new business initiatives was $1.9 million and the new business segment experienced gross margin of $1.4 million in the nine months ended September 30, 2019, as compared to $5.0 million and gross margin of $0.1 million in the nine months ended September 30, 2018. Revenue in the nine months ended September 30, 2019 is attributable to the IMAX Enhanced program which was launched at the end of 2018 and other residual income from prior initiatives. In the nine months ended September 30, 2018 the revenue was primarily attributable to final contractual payments owed to IMAX related to the previously announced VR camera, which were received in the prior year comparative period. The increase in gross margin is primarily attributable to the increase in IMAX Enhanced revenue.

The Company is evaluating its new business initiatives separately from its core business as the nature of its activities is separate and distinct from its ongoing operations, and as a result the Company views it as helpful to discuss items beyond that of gross margin. The Company recognized a net earnings before tax from its new business initiatives for the nine months ended September 30, 2019, of $1.0 million, which includes exit costs and restructuring charges of $0.1 million, amortization of $0.1 million and an equity loss of $0.1 million. In addition, the earnings includes selling, general and administrative costs of $0.2 million and research and development costs of $0.1 million. In the prior year comparative period, the net loss of $1.9 million, included amortization of $3.9 million and an equity loss of $0.5 million, selling, general and administrative expenses of $1.1 million and research and development costs of $0.3 million.

Other

Film distribution and post-production revenues were $9.8 million in the nine months ended September 30, 2019, as compared to $9.2 million in the nine months ended September 30, 2018. Film distribution and post-production gross margin was $0.5 million in the nine months ended September 30, 2019 as compared to gross margin of $0.3 million in the nine months ended September 30, 2018.

Other revenue increased to $3.0 million in the nine months ended September 30, 2019, as compared to $2.3 million in the nine months ended September 30, 2018. Other revenue primarily includes revenue generated from the Company’s theater operations and camera rental business. The increase in revenue is primarily the result of an increase in camera rental revenue in the nine months ended September 30, 2019, as compared to the prior year comparative period, partially offset by a decrease in theater operations revenue, including one less owned and operated theater.

The gross margin recognized from other revenue was a gross margin of $0.6 million in the nine months ended September 30, 2019, as compared to margin loss of $0.8 million in the nine months ended September 30, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $89.3 million in the nine months ended September 30, 2019, as compared to $87.1 million in the nine months ended September 30, 2018. Selling, general and administrative expenses excluding the impact of stock-based compensation were $73.9 million in the nine months ended September 30, 2019, as compared to $71.6 million in the nine months ended September 30, 2018.

The following reflects the significant items impacting selling, general and administrative expenses as compared to the prior year comparative period:

	2019	2018	2019 versus 2018
Staff costs	$48,023	$44,570	$3,453	7.7%
Stock-based compensation	15,371	15,499	(128)	(0.8)%
Consulting and professional fees	8,813	7,928	885	11.2%
Marketing	4,927	7,097	(2,170)	(30.6)%
Foreign exchange loss	1,074	652	422	(64.7)%
Other general corporate expenditures	11,059	11,351	(292)	(2.6)%
Total	$89,267	$87,097	$2,170	2.5%

Other general corporate expenditures include professional fees, travel and entertainment. Selling, general and administrative expenses also includes asset impairment charges and write-offs, if any, and miscellaneous items, other than interest.

Research and Development

Research and development expenses decreased to $3.7 million in the nine months ended September 30, 2019 compared to $11.5 million in the nine months ended September 30, 2018. The decrease is primarily due to lower spending on new business initiatives compared to the nine months ended September 30, 2018.

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

Receivable Provisions, Net of Recoveries

Receivable provisions, net of recoveries for accounts receivable and financing receivables amounted to a net provision of $2.0 million in the nine months ended September 30, 2019 as compared to a net provision of $1.7 million in the nine months ended September 30, 2018.

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

Interest Income and Expense

Interest income was $1.6 million in the nine months ended September 30, 2019, as compared to $1.1 million in the nine months ended September 30, 2018.

Interest expense was $1.8 million in the nine months ended September 30, 2019, as compared to $2.3 million in the nine months ended September 30, 2018. Included in interest expense is the amortization of deferred finance costs in the amount of $0.4 million in the nine months ended September 30, 2019 as compared to $1.0 million in the nine months ended September 30, 2018. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Legal arbitration award

In the nine months ended September 30, 2018, the Company recorded a charge of $7.5 million for a legal arbitration award related to one of the Company’s litigation matters from 2006. There were no legal arbitration award charges in the third quarter of 2019.

Change in fair value of equity investment

In the nine months ended September 30, 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) and purchased equity securities for $15.2 million. These equity securities are traded on the Hong Kong Stock Exchange, and the Company is required to adjust the fair value of the securities each period to reflect the current market value. This adjustment will fluctuate based on the closing market price at the end of each period. In the nine months ended September 30, 2019, a loss of $2.5 million was recognized in the Condensed Consolidated Statements of Operations.

Exit costs, restructuring charges and associated impairments

Exit costs, restructuring charges and associated impairments were $0.9 million in the nine months ended September 30, 2019, for employee severance costs, as compared to the nine months ended September 30, 2018 an expense of $1.2 million was recognized for employee severance costs.

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

As at September 30, 2019, the Company had a gross deferred income tax asset of $29.9 million, against which the Company is carrying a $0.2 million valuation allowance. For the nine months ended September 30, 2019, the Company recorded an income tax provision of $12.0 million, which includes a recovery of $0.2 million related to its provision for uncertain tax positions. In addition, included in the provision for income taxes was a $0.3 million expense for tax shortfalls related to stock-based compensation costs recognized in the period.

The Company’s Chinese subsidiary has made inquiries of the Chinese State Administration of Taxation regarding the potential deductibility of certain stock-based compensation for stock options issued by the Chinese subsidiary’s parent company, IMAX China.  In addition, Chinese regulatory authorities responsible for capital and exchange controls will need to review and approve the proposed transactions before they can be completed. There may be a requirement for future investment of funds into China in order to secure the deduction. Should the Company proceed, any such future investment would come from existing capital invested in the IMAX China group of companies being redeployed amongst the IMAX China group of companies, including the Chinese subsidiary. The Company’s Chinese Subsidiary has treated the stock-based compensation as deductible and has set up related deferred tax assets of $1.5 million (December 31, 2018 ─ $1.2 million).

Equity-Accounted Investments

The Company accounts for investments in new business ventures using the guidance of the FASB ASC 323. As at September 30, 2019, the equity method of accounting is being utilized for an investment with a carrying value of $nil (December 31, 2018 ─ $nil). The Company’s accumulated losses in excess of its equity investment were $1.5 million as at September 30, 2019. For the nine months ended September 30, 2019, gross revenues, cost of revenue and net loss for the Company’s investments were $1.8 million, $1.1 million and $1.1 million, respectively (2018 ─ $1.8 million, $2.7 million and $1.6 million, respectively). The Company recorded its proportionate share of the net loss which amounted to $0.1 million in the nine months ended September 30, 2019, compared to a net loss of $0.5 million experienced in the nine months ended September 30, 2018.

Non-Controlling Interests

The Company’s condensed consolidated financial statements include a non-controlling interest in the net income of IMAX China as well as the impact of non-controlling interests in its subsidiaries created for the Original Film Fund and VR Content Fund activity. For the nine months ended September 30, 2019, the net income attributable to non-controlling interests of the Company’s subsidiaries were $8.5 million (2018 ─ $8.7 million).

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

Total amounts drawn and available under the Credit Facility at September 30, 2019 were $20.0 million and $280.0 million, respectively (December 31, 2018 – $40.0 million and $260.0 million, respectively). The effective interest rate for the three and nine months ended September 30, 2019 was 3.34% and 3.50%, respectively (2018 ― 3.28%, and 3.28%).

The Credit Facility requires that the Company maintain a Senior Secured Net Leverage Ratio, as at the last day of any Fiscal Quarter (as defined in the Credit Agreement) of no greater than 3.25:1.0. The Company was in compliance with this requirement at September 30, 2019. The Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) was 0.00:1 as at September 30, 2019, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments, net of up to $75.0 million in unrestricted cash and cash equivalents outside of the People’s Republic of China (“PRC”), was $nil. Adjusted EBITDA per Credit Facility is calculated as follows:

	For the	For the
	Three Months Ended	Twelve Months Ended
Adjusted EBITDA per Credit Facility:	September 30, 2019	September 30, 2019(1)
(In thousands of U.S. Dollars)
Net income	$10,896	$40,990
Add (subtract):
Provision for income taxes	3,030	11,964
Interest income, net of interest expense	(133)	(68)
Depreciation and amortization, including film asset amortization	15,696	60,953
EBITDA	$29,489	$113,839
Stock and other non-cash compensation	5,687	22,880
Change in fair value of equity investment	490	2,543
Write-downs, net of recoveries including asset impairments and receivable provisions	1,118	5,781
Exit costs, restructuring charges and associated impairments	—	9,234
Legal arbitration award	—	4,237
Executive transition costs	—	2,994
(Gain) Loss from equity accounted investments	(166)	41
Adjusted EBITDA before non-controlling interests	$36,618	$161,549
Adjusted EBITDA attributable to non-controlling interests(2)	(4,188)	(22,797)
Adjusted EBITDA per Credit Facility	$32,430	$138,752

(1)	Senior Secured Net Leverage Ratio calculated using twelve months ended Adjusted EBITDA per Credit Facility.
(2)	The Adjusted EBITDA per Credit Facility calculation includes the reduction in Adjusted EBITDA per Credit Facility from the Company’s non-controlling interests.

Working Capital Loan

On July 5, 2018, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), the Company’s majority-owned subsidiary in China, entered into an unsecured revolving facility for up to 200.0 million Renminbi (approximately $30.0 million USD) to fund ongoing working capital requirements. Subsequent to June 30, 2019 this facility was renewed. The total amounts drawn and available under the working capital loan at September 30, 2019 and December 31, 2018 were nil and 200.0 million Renminbi, respectively.

Letters of Credit and Other Commitments

As at September 30, 2019, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2018 — $nil), under the Credit Facility.

Prior to September 30, 2019, the Company had a $10.0 million facility for advance payment guarantees and letters of credit through the Bank of Montreal for use solely in conjunction with guarantees fully insured by Export Development Canada (the “Bank of Montreal Facility”). The Bank of Montreal Facility was unsecured and included typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. As at September 30, 2019, the Company did not have any letters of credit outstanding and advance payment guarantees outstanding (December 31, 2018 ― $nil), under the Bank of Montreal Facility. The Bank of Montreal Facility expired as of September 30, 2019 and was not renewed. On October 28, 2019, the Company entered into a $5.0 million facility for advance payment guarantees and letters of credit through the National Bank of Canada for use solely in conjunction with guarantees fully insured by Export Development Canada (the “NBC Facility”) to replace the Bank of Montreal Facility. The NBC Facility contains substantially the same terms as the Bank of Montreal Facility.  As such, the NBC Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year.

Cash and Cash Equivalents

As at September 30, 2019, the Company’s principal sources of liquidity included cash and cash equivalents of $102.5 million, the Credit Facility, anticipated collection from trade accounts receivable of $81.7 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $29.3 million and payments expected in the next 12 months on existing backlog deals. As at September 30, 2019, the Company had drawn $20.0 million on the Credit Facility (remaining availability of $280.0 million). There were no letters of credit and advance payment guarantees outstanding under the Credit Facility or the Bank of Montreal Facility. Cash held outside of North America as at September 30, 2019 was $84.2 million (December 31, 2018 — $121.9 million), of which $63.5 million was held in the PRC (December 31, 2018 — $54.7 million). The Company's intent is to permanently reinvest these amounts outside of Canada and the Company does not currently anticipate that it will need funds generated from foreign operations to fund North American operations. In the event funds from foreign operations are needed to fund operations in North America and if withholding taxes have not already been previously provided, the Company would be required to accrue and pay these additional withholding tax amounts on repatriation of funds from China to Canada. The Company currently estimates this amount to be $10.2 million.

During the nine months ended September 30, 2019, the Company used cash of $39.0 million. The Company used cash of $53.7 million to fund capital expenditures, of which $31.1 million was invested in equipment for use in the Company’s joint revenue sharing arrangements with exhibitors and $15.2 million was used to purchase an investment in equity securities of Maoyan. In addition, $7.4 million was used to purchase other intangible assets and to purchase property, plant and equipment. Based on management’s current operating plan for 2019, the Company expects to continue to use cash to deploy additional theater systems under joint revenue sharing arrangements, to fund DMR agreements with studios, and to potentially make share repurchases. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of 29 new theater systems under joint revenue sharing arrangements during the nine months ended September 30, 2019, which were capitalized by the Company.

In 2017, the Company's Board of Directors announced a new share repurchase program which authorizes the repurchase of up to $200.0 million of its common shares by June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the nine months ended September 30, 2019, the Company repurchased 134,384 common shares at an average price of $19.76 per share, excluding commission.

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

Cash provided by operating activities amounted to $67.3 million for the nine months ended September 30, 2019. Changes in other non-cash operating assets and liabilities as compared to December 31, 2018 include:

For the
Nine Months Ended
September 30, 2019
Decrease (increase) in:
Accounts receivable	$9,613
Financing receivables	6,184
Inventories (1)	(13,422)
Prepaid expenses	(1,163)
Variable consideration receivable	(1,096)
Other assets	(4,298)
Increase (decrease) in:
Accounts payable	(8,001)
Accrued and other liabilities (2)	(9,504)
Deferred revenue	(2,599)
$(24,286)

(1)	The build-up for future IMAX theater system installations under sales or sales-type lease arrangements exceeded amounts relieved from inventory for systems recognized and service parts used.
(2)	Includes the $17.4 million impact of adopting ASC Topic 842.

Investing Activities

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, other intangible assets and investments in film assets were $53.9 million for the nine months ended September 30, 2019 as compared to $55.5 million for the nine months ended September 30, 2018. The Company expects its investment in capital expenditures to remain fairly consistent as the nature of these cash outlays in particular, joint revenue sharing arrangements and film assets, exist to strengthen operational performances.

Net cash used in investing activities amounted to $53.7 million in the nine months ended September 30, 2019, which includes an investment in joint revenue sharing equipment of $31.1 million, purchases of $5.5 million in property, plant and equipment, an investment in other intangible assets of $1.9 million, and the purchase by IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China of equity securities in Maoyan for $15.2 million.

Financing Activities

Net cash used in financing activities in the nine months ended September 30, 2019 amounted to $53.4 million as compared to $60.0 million in the nine months ended September 30, 2018.

In the nine months ended September 30, 2019, the Company made repayments of $55.0 million, partially offset by borrowings of $35.0 million under the Company’s Credit Facility.

In addition, the Company paid $10.2 million to purchase treasury stock for the settlement of restricted share units and options, $2.7 million for the repurchase of common shares under the Company’s share repurchase program, $19.2 million for the repurchase of common shares under the IMAX China share repurchase program and $0.5 million of taxes were withheld and paid on vested employee stock option awards. The Company also paid $4.4 million in dividends to the non-controlling interest shareholders of IMAX China. These cash outlays were offset by $2.4 million received from the issuance of common shares resulting from stock option exercises and $1.1 million received from third party capital contributions to the Original Film Fund.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as at September 30, 2019 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	1 Year	> 1 - 3 years	> 3 - 5 years	Thereafter
Purchase obligations(1)	$28,649	$28,001	$648	$—	$—
Pension obligations(2)	18,831	18,831	—	—	—
Operating lease obligations(3)	22,564	2,972	7,240	4,340	8,012
Credit Facility(4)	20,000	—	—	20,000	—
Postretirement benefits obligations	2,113	118	263	259	1,473
	$92,157	$49,922	$8,151	$24,599	$9,485

(1)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
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

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering Mr. Gelfond. As at September 30, 2019, the Company had an unfunded and accrued projected benefit obligation of approximately $18.4 million (December 31, 2018— $18.0 million) in respect of the SERP.

Pursuant to an employment agreement dated November 8, 2016, the term of Mr. Gelfond’s employment was extended through December 31, 2019, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the arrangement, no compensation earned beginning in 2011 is to be included in calculating his entitlement under the SERP.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at September 30, 2019, the Company had an unfunded benefit obligation of $1.5 million (December 31, 2018 — $1.5 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors, upon retirement. As at September 30, 2019, the Company had an unfunded benefit obligation of $0.7 million (December 31, 2018 — $0.6 million).

The Company maintained a nonqualified deferred compensation benefit plan (the “Retirement Plan”) covering Greg Foster, former CEO of IMAX Entertainment and Senior Executive Vice President of the Company. Under the terms of his Retirement Plan with the Company, the Retirement Plan will vest in full if Mr. Foster incurs a separation from service (as defined therein). In the fourth quarter of 2018, Mr. Foster incurred a separation from service, and as such, his Retirement Plan benefits became fully vested as at December 31, 2018 and the accelerated costs were recognized and reflected in the executive transition costs line on the consolidated statement of operations. As at September 30, 2019, the Company had a funded benefit obligation recorded of $3.6 million (December 31, 2018 — unfunded benefit obligation of $3.6 million).

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

Certain of the Company’s subsidiaries held approximately 449.0 million Renminbi ($63.5 million U.S. dollars) in cash and cash equivalents as at September 30, 2019 (December 31, 2018 — 375.7 million Renminbi or $54.7 million U.S. dollars) and are required to transact locally in Renminbi. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the China government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements.

For the three and nine months ended September 30, 2019, the Company recorded a foreign exchange net loss of $0.7 million and a net loss of $1.1 million, respectively, as compared to a foreign exchange net gain of $0.4 million and a net loss of $0.7 million for the three and nine months ended September 30, 2018, respectively, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2019, 2020 and 2021. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statements of operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. All foreign currency forward contracts held by the Company as at September 30, 2019, are designated and qualify as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with selling, general and administrative expenses and capital expenditures. For foreign currency cash flow hedging instruments related to selling, general and administrative expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the condensed consolidated statements of operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to capital expenditures, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to property, plant and equipment on the balance sheet when the forecasted transaction occurs. The notional value of foreign currency cash flow hedging instruments at September 30, 2019 was $38.8 million (December 31, 2018 — $50.8 million). A loss of $0.5 million and a loss of $0.2 million was recorded to Other Comprehensive Income with respect to the change in fair value of these contracts for the three and nine months ended September 30, 2019, respectively (2018 — gain of $0.5 million and loss of $1.2 million, respectively). A loss of $0.3 million and a loss of $1.0 million was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses for the three and nine months ended September 30, 2019, respectively (2018 — gain of less than $0.1 million and gain of $0.4 million, respectively). The Company's estimated net amount of the existing losses as at September 30, 2019 is $0.4 million, which is expected to be reclassified to earnings within the next twelve months. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At September 30, 2019, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros translated into U.S. dollars was $107.2 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2019, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $10.7 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% appreciation or depreciation in foreign currency exchange rates at September 30, 2019, the potential change in the amount of selling, general, and administrative expenses would be approximately $0.2 million.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at September 30, 2019, the Company had drawn down $20.0 million on its Credit Facility (December 31, 2018 — $40.0 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in the LIBOR. The Company had variable rate debt instruments representing 8.0% and 14.6% of its total liabilities as at September 30, 2019 and December 31, 2018, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by approximately $0.1 million and interest income from cash would increase by approximately $0.2 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at September 30, 2019.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at September 30, 2019 and has concluded that, as at the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See note 7 to the accompanying condensed consolidated financial statements in Item 1 for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

This Form 10-Q should be read together with the Item 1A. Risk Factors in the Company’s 2018 Form 10-K, which describes various risks and uncertainties to which the Company is or may become subject. The risks described below and in the Company’s 2018 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects.

A significant portion of the Company’s revenues and gross box office are generated by customers located outside the United States and Canada. Approximately 66%, 61% and 62% of the Company’s revenues were derived outside of the United States and Canada in 2018, 2017 and 2016, respectively. As at September 30, 2019, approximately 73.1% of IMAX theater systems arrangements in backlog are scheduled to be installed in international markets. The Company’s network currently spans 81 different countries, and the Company expects its international operations to continue to account for an increasingly significant portion of its revenues in the future. There are a number of risks associated with operating in international markets that could negatively affect the Company’s operations, sales and future growth prospects. These risks include:

•	new restrictions on access to markets, both for theater systems and films;
•

unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements, including censorship of content that may restrict what films our theaters can present;

•	fluctuations in the value of foreign currency versus the U.S. dollar and potential currency devaluations;
•	new tariffs, trade protection measures, import or export licensing requirements, trade embargoes, sanctions and other trade barriers;
•	imposition of foreign exchange controls in such foreign jurisdictions;
•	dependence on foreign distributors and their sales channels;
•	reliance on local partners, including in connection with joint revenue sharing arrangements;
•	difficulties in staffing and managing foreign operations;
•	inability to complete installations of or collect full payment on installations of theater systems;
•	local business practices that can present challenges to compliance with applicable anti-corruption and bribery laws;
•	difficulties in establishing market-appropriate pricing;
•	less accurate and/or less reliable box office reporting;
•

adverse changes in monetary and/or tax policies, and/or difficulties in repatriating cash from foreign jurisdictions (including with respect to China, where approval of the State Administration of Foreign Exchange is required);

•	poor recognition of intellectual property rights;
•	difficulties in enforcing contractual rights;
•	inflation;
•	requirements to provide performance bonds and letters of credit to international customers to secure system component deliveries;
•	harm to the IMAX brand from operating in countries with records of controversial government action, including human rights abuses; and
•	political, economic and social instability.

In addition, changes in United States or Canadian foreign policy can present additional risks or uncertainties as the Company continues to expand its international operations. The Company recently entered into an agreement with AMC and the sovereign wealth fund of Saudi Arabia for a 12-theater deal. The Company previously announced a partnership with VOX Cinemas to open at least four theaters in Saudi Arabia. Opening and operating theaters in markets that have experienced geopolitical or sociopolitical unrest or controversy, including through partnerships with local entities, exposes the Company to the risks listed above as well as additional risks of operating in a volatile region.  Such risks may negatively impact our business operations in such regions and may also harm our brand. Moreover, a deterioration of the diplomatic relations between the United States or Canada and a given country may impede our ability to operate theaters in such countries and have a negative impact on our financial condition and future growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In 2017, the Company’s Board of Directors approved a new $200.0 million share repurchase program for shares of the Company’s common shares. The share repurchase program expires on June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the three months ended September 30, 2019, the Company repurchased 46,615 shares at an average price of $20.35 per share. As at September 30, 2019, the company has $125.9 million available under its approved repurchase program.

The Company’s common share repurchase program activity for the three months ended September 30, 2019 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
July 1 through July 31, 2019	27,515	$19.96	27,515	$126,334,372
August 1 through August 31, 2019	19,100	20.91	19,100	125,935,013
September 1 through September 30, 2019	-	-	-	125,935,013
Total	46,615	$20.35	46,615

In 2018, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China in an amount not to exceed 10% of the total number of issued shares of IMAX China as at May 3, 2018 (35,818,112 shares). The share purchase program expired on June 6, 2019.  In 2019, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China in an amount not to exceed 10% of the total number of issued shares of IMAX China as at June 6, 2019 (35,605,560 shares). The share repurchase program expires on the date of the 2020 annual general meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. In the three and nine months ended September 30, 2019, IMAX China repurchased 1,025,800 and 8,051,500 common shares, respectively at an average price of HKD 17.90 per share and HKD 18.63, respectively (U.S. $2.29 and U.S. $2.38 per share, respectively).

The total number of shares purchased during the three and nine months ended September 30, 2019, under both the Company and IMAX China’s repurchase plans, does not include any shares received in the administration of employee share-based compensation plans.

Item 6.  Exhibits

Exhibit No.	Description
10.41	Amendment to Employment Agreement, dated August 2, 2019, between IMAX Corporation and Patrick McClymont.

10.42	Second Amendment to Employment Agreement, dated October 21, 2019, between IMAX Corporation and Patrick McClymont.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 31, 2019, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 31, 2019, by Patrick McClymont.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 31, 2019, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 31, 2019, by Patrick McClymont.

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: October 31, 2019	By:	/s/ PATRICK MCCLYMONT
Patrick McClymont
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: October 31, 2019	By:	/s/ JEFFREY VANCE
Jeffrey Vance
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)