Form 10-Q
period 2020-03-31
IMAX CORP
filed 2020-04-30
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2020
Common Shares, no par value	58,786,792

IMAX CORPORATION

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars except per share amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$352,277	$109,484
Accounts receivable, net of allowance for credit losses	64,818	99,513
Financing receivables, net of allowance for credit losses	121,112	128,038
Variable consideration receivable, net of allowance for credit losses	38,694	40,040
Inventories	61,635	42,989
Prepaid expenses	11,558	10,237
Film assets	15,645	17,921
Property, plant and equipment	294,361	306,849
Investment in equity securities	11,131	15,685
Other assets	24,559	25,034
Deferred income tax assets	37,967	23,905
Other intangible assets	29,542	30,347
Goodwill	39,027	39,027
Total assets	$1,102,326	$889,069
Liabilities
Bank indebtedness	$298,355	$18,229
Accounts payable	25,296	20,414
Accrued and other liabilities	111,850	112,779
Deferred revenue	103,267	94,552
Deferred income tax liabilities	19,681	—
Total liabilities	558,449	245,974
Commitments and contingencies
Non-controlling interests	5,500	5,908
Shareholders' equity
Capital stock common shares — no par value. Authorized — unlimited number.
58,878,749 issued and 58,786,792 outstanding (December 31, 2019 — 61,362,872 issued and 61,175,852 outstanding)	405,583	423,386
Less: Treasury stock, 91,957 shares at cost (December 31, 2019 — 187,020)	(1,419)	(4,038)
Other equity	168,892	171,789
Accumulated deficit	(108,428)	(40,253)
Accumulated other comprehensive loss	(5,759)	(3,190)
Total shareholders' equity attributable to common shareholders	458,869	547,694
Non-controlling interests	79,508	89,493
Total shareholders' equity	538,377	637,187
Total liabilities and shareholders' equity	$1,102,326	$889,069

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Revenues
Technology sales	$5,662	$15,200
Image enhancement and maintenance services	20,721	44,147
Technology rentals	5,971	18,170
Finance income	2,548	2,681
	34,902	80,198
Costs and expenses applicable to revenues
Technology sales	3,869	9,435
Image enhancement and maintenance services	17,816	19,243
Technology rentals	8,131	6,380
	29,816	35,058
Gross margin	5,086	45,140
Selling, general and administrative expenses	28,636	27,649
Research and development	2,200	1,136
Amortization of intangibles	1,321	1,075
Credit loss expense	10,217	431
Asset impairments	1,151	—
Exit costs, restructuring charges and associated impairments	—	850
(Loss) income from operations	(38,439)	13,999
Change in fair value of equity securities	(4,539)	2,491
Retirement benefits non-service expense	(116)	(160)
Interest income	365	570
Interest expense	(648)	(681)
(Loss) income before taxes	(43,377)	16,219
Income tax expense	(15,505)	(3,648)
Equity in losses of investees, net of tax	(529)	(84)
Net (loss) income	(59,411)	12,487
Less: Net loss (income) attributable to non-controlling interests	10,057	(4,222)
Net (loss) income attributable to common shareholders	$(49,354)	$8,265

Net (loss) income per share attributable to common shareholders - basic and diluted:
Net (loss) income per share — basic and diluted	$(0.82)	$0.13

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net (loss) income	$(59,411)	$12,487
Unrealized net (loss) gain from cash flow hedging instruments	(2,860)	68
Realized net loss from cash flow hedging instruments	358	319
Foreign currency translation adjustments	(1,111)	1,085
Defined benefit and postretirement benefit plans	13	—
Other comprehensive (loss) income, before tax	(3,600)	1,472
Income tax benefit (expense) related to other comprehensive (loss) income	695	(101)
Other comprehensive (loss) income, net of tax	(2,905)	1,371
Comprehensive (loss) income	(62,316)	13,858
Less: Comprehensive (loss) income attributable to non-controlling interests	10,393	(4,567)
Comprehensive (loss) income attributable to common shareholders	$(51,923)	$9,291

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash provided by (used in):
Operating Activities
Net (loss) income	$(59,411)	$12,487
Adjustments to reconcile net (loss) income to cash from operating activities:
Depreciation and amortization	15,252	14,211
Credit loss expense	10,217	431
Write-downs	4,403	266
Deferred income tax expense	5,627	688
Share and other non-cash compensation	4,309	4,524
Unrealized foreign currency exchange loss (gain)	223	(24)
Change in fair value of equity securities	4,539	(2,491)
Equity in losses of investees	529	84
Investment in film assets	(3,064)	(3,740)
Changes in other non-cash operating assets and liabilities	23,342	(27,105)
Net cash provided by (used in) operating activities	5,966	(669)
Investing Activities
Purchase of property, plant and equipment	(271)	(2,237)
Purchase of equipment for joint revenue sharing arrangements	(1,580)	(9,716)
Acquisition of other intangible assets	(862)	(540)
Investment in equity securities	—	(15,153)
Net cash used in investing activities	(2,713)	(27,646)
Financing Activities
Increase in bank indebtedness	280,000	35,000
Repayment of bank indebtedness	—	(15,000)
Settlement of restricted share units and options	(1,667)	(4,987)
Treasury stock repurchased for future settlement of restricted share units	(1,419)	(4,207)
Repurchase of common shares, IMAX China	(891)	(1,767)
Taxes withheld and paid on employee stock awards vested	(236)	(219)
Common shares issued - stock options exercised	—	803
Repurchase of common shares	(36,624)	—
Net cash provided by financing activities	239,163	9,623
Effects of exchange rate changes on cash	377	186
Increase (decrease) in cash and cash equivalents during period	242,793	(18,506)
Cash and cash equivalents, beginning of period	109,484	141,590
Cash and cash equivalents, end of period	$352,277	$123,084

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Adjustments to capital stock:
Balance, beginning of period	$419,348	$421,539
Change in shares held in treasury	2,619	(3,291)
Employee stock options exercised	—	636
Fair value of stock options exercised at the grant date	—	23
Average carrying value of repurchased and retired common shares	(17,803)	—
Balance, end of period	404,164	418,907
Adjustments to other equity:
Balance, beginning of period	171,789	179,595
Amortization of share-based payment expense - stock options	598	2,106
Amortization of share-based payment expense - restricted share units	2,814	2,411
Amortization of share-based payment expense - performance stock units	287	—
Restricted share units vested	(5,705)	(5,902)
Cash received from the issuance of common shares in excess of par value	—	167
Fair value of stock options exercised at the grant date	—	(23)
Common shares repurchased, IMAX China	(891)	(1,767)
Balance, end of period	168,892	176,587
Adjustments to accumulated deficit:
Balance, beginning of period	(40,253)	(85,385)
Net (loss) income attributable to common shareholders	(49,354)	8,265
Common shares repurchased and retired	(18,821)	—
Balance, end of period	(108,428)	(77,120)
Adjustments to accumulated other comprehensive loss:
Balance, beginning of period	(3,190)	(3,588)
Other comprehensive (loss) income, net of tax	(2,569)	1,026
Balance, end of period	(5,759)	(2,562)
Adjustments to non-controlling interests:
Balance, beginning of period	89,493	80,757
Net (loss) income attributable to non-controlling interests	(9,649)	4,332
Other comprehensive (loss) income, net of tax	(336)	345
Balance, end of period	79,508	85,434
Total Shareholders' Equity	$538,377	$601,246

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

(Unaudited)

1.  Basis of Presentation

Accounting Principles

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), prepares its financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the Company’s opinion, the unaudited Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. The interim results presented in the Company’s Condensed Consolidated Statements of Operations are not necessarily indicative of results for a full year, particularly in this interim period due to  the impacts of the COVID-19 global pandemic (see Note 2).

The Company’s Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the its 2019 Annual Report on Form 10-K (the “2019 Form 10-K”), which should be consulted for a summary of the significant accounting policies utilized by the Company. The Condensed Consolidated Financial Statements are prepared following the same accounting policies disclosed in the Company’s 2019 Form 10-K, except as described in Note 4 below. In the first quarter of 2020, the Company updated certain account names within revenues and costs and expenses applicable to revenues in its Condensed Consolidated Statements of Operations to better describe the nature of its revenue-generating activities and related costs.

Principles of Consolidation

These Condensed Consolidated Financial Statements include the accounts of the Company, except for subsidiaries which have been identified as variable interest entities (“VIEs”) where the Company is not the primary beneficiary. The nature of the Company’s business is such that results of operations for interim periods are not necessarily indicative of full year results. In the opinion of management, the unaudited Condensed Consolidated Financial Statements presented herein reflect all normal and recurring adjustments necessary for a fair presentation of the results for the interim periods presented. All intercompany accounts and transactions, including all unrealized intercompany profits on transactions with equity method investees, have been eliminated.

The Company has interests in ten film production companies, which have been identified as VIEs. The Company is the primary beneficiary of five of these entities as it has the power to direct the activities that most significantly impact the economic performance of the VIE, and it has the obligation to absorb losses or the right to receive benefits from the respective VIE that could potentially be significant. The majority of the assets relating to these production companies are held by the IMAX Original Film Fund (the “Original Film Fund”) as described in Note 17(b). The Company does not consolidate the other five film production companies because it does not have the power to direct their activities and does not have the obligation to absorb the majority of the expected losses or the right to receive expected residual returns. The Company used the equity method of accounting for these entities. A loss in value of an investment other than a temporary decline is recognized as a charge to the Condensed Consolidated Statements of Operations.

Total assets and liabilities of the Company’s consolidated VIEs are as follows:

	March 31,	December 31,
	2020	2019
Total assets	$8,573	$9,677
Total liabilities	$15,563	$15,528

Total assets and liabilities of the VIE entities which the Company does not consolidate are as follows:

	March 31,	December 31,
	2020	2019
Total assets	$447	$448
Total liabilities	$351	$372

Estimates and Assumptions

In preparing the Company’s Condensed Consolidated Financial Statements, management makes judgments in applying various accounting policies. The areas of policy judgment are consistent with those reported in the Company’s 2019 Form 10-K. In addition, management makes assumptions about the future in deriving critical accounting estimates used in preparing the Condensed Consolidated Financial Statements. As disclosed in the Company’s 2019 Form 10-K, such sources of estimation include estimates used to determine the recoverable amounts of receivables, inventory, film assets, long-lived assets (including assets used to support joint revenue sharing arrangements), goodwill and deferred tax assets, as well as estimates of variable consideration related to future box office performance.

There is significant ongoing uncertainty surrounding the COVID-19 global pandemic (see Note 2) and the extent and duration of the impacts that it may have on box office results, as well as the Company’s customers, suppliers, and employees. There is heightened potential for future credit losses on receivables, inventory write downs, impairments of film assets, impairments of long-lived assets (including the theater system equipment supporting the Company’s joint revenue sharing arrangements), impairments of goodwill, valuation allowances against deferred tax assets, and the reversal of variable consideration receivables that are based on future box office performance. In the current environment, assumptions about box office results, IMAX Theater System installations, and customer creditworthiness have greater variability than normal, which could in the future significantly affect the valuation of the Company’s assets, both financial and non-financial. The Company’s cash flow estimates for certain assets are based on a longer time horizon due to the long-term nature of its underlying contracts, allowing time for a recovery of such assets as theaters reopen in the future. As an understanding of the longer-term impacts of COVID-19 on the Company’s customers and business develops, there is heightened potential for changes in these views over the remainder of 2020.

2.  Impact of COVID-19 Pandemic

In late-January 2020, in response to the public health risks associated with the novel coronavirus and the disease that it causes (“COVID-19”), the Chinese government directed exhibitors in China to temporarily close more than 70,000 movie theaters, including all of the approximately 700 IMAX theaters in mainland China. The theaters have been closed since late-January 2020, and have not yet reopened as of the date of this report. On March 11, 2020, due to the worsening public health crisis associated with the novel coronavirus, COVID-19 was characterized as a pandemic by the World Health Organization, and in the following weeks, local, state and national governments instituted stay-at-home orders and restrictions on large public gatherings which have caused movie theaters in countries around the world to temporarily close, including substantially all of the IMAX theaters in those countries. As a result of the theater closures, Hollywood and Chinese movie studios have also postponed the release of multiple films, including many scheduled to be shown in IMAX theaters.

The repercussions of the COVID-19 global pandemic resulted in a significant decrease in the Company’s revenues and earnings in the first quarter of 2020 as gross box office (“GBO”) results declined significantly, the installation of theater systems was delayed, and maintenance services were suspended. During the time period when a significant number of theaters in the IMAX network are closed, the Company has and will continue to experience a significant decline in earnings as it will generate effectively no GBO-based revenue from its joint revenue sharing arrangements and digital remastering services, it will not charge maintenance fees to theater operators, and theater system installations will be delayed. In addition, the Company will also experience delays in collecting payments due under existing theater sale or lease arrangements from its exhibitor partners who may now be facing financial difficulties as a result of the theater closures.

The Company may continue to be significantly impacted by the COVID-19 global pandemic even after some or all theaters are reopened. The global economic impact of COVID-19 has led to record levels of unemployment in certain countries and may lead to lower consumer spending in the near term. The timing of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company’s ability to generate significant GBO-based revenue until such time as consumer spending recovers.

In response to uncertainties associated with the COVID-19 pandemic, the Company has taken and is continuing to take significant steps to preserve cash by eliminating non-essential costs, reducing employee hours and deferring all non-essential capital expenditures to minimum levels. The Company has also implemented an active cash management process, which, among other things, requires senior management approval of all outgoing payments. In addition, in the first quarter of 2020, management decided to draw down the $280.0 million in remaining borrowing capacity under its credit facility. Furthermore, the Company is in the process of reviewing and applying for wage subsidies, tax credits and other financial support under the newly enacted COVID-19 relief legislation in the countries in which it operates. However, the legislation and guidance from the authorities continues to evolve and so the amount and timing of support, if any, that the Company could receive is not determinable at this time, and there can be no guarantees that the Company will receive financial support through these programs.

As a result of the events and factors described above, the Company performed a quantitative goodwill impairment test and determined that its goodwill was not impaired as of March 31, 2020. The test was performed on a reporting unit level by comparing each unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on management’s revised budget for the year and estimated long-term projections, against which various sensitivity analyses were performed. The precision of these estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes. Actual results may materially differ from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic. (See Note 1)

Also, as a result of the events and factors described above, the Company performed a recoverability test of the carrying values of the theater system equipment supporting its joint revenue sharing arrangements, which are recorded within property, plant and equipment. In performing its review of recoverability, the Company estimated the undiscounted future cash flows expected to result from the use of the assets and determined that there was no impairment as of March 31, 2020. The cash flow estimates used in this review are consistent with management’s revised budget for the year and estimated long-term projections, against which various sensitivity analyses were performed. The precision of these estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes. Actual results may materially differ from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic. (See Note 1)

3.  Recently Issued Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The purpose of ASU 2019-05 is to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently assessing the impact of ASU 2020-04 on its Condensed Consolidated Financial Statements.

On April 10, 2020, the FASB staff issued a question-and-answer document to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic. The guidance will allow concessions related to the timing of payments, where the total consideration has not changed, to not be accounted for as lease modifications. Instead, any such concessions can be accounted for as if no change was made to the contract or as variable lease payments. The Company is currently assessing the impact of the question-and-answer document on its Condensed Consolidated Financial Statements, and will adopt the guidance in the second quarter of 2020, to the extent applicable.

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. Accounting standards updates that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Condensed Consolidated Financial Statements for the period ended March 31, 2020.

4.  Current Expected Credit Losses

In 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”), which amends previously issued guidance regarding the impairment of financial instruments by creating an impairment model that is based on expected losses rather than incurred losses. The standard requires financial assets measured on the amortized cost basis to be presented at the net amount expected to be collected. The Company’s accounts receivable, financing receivables and variable consideration receivables are within the scope of ASU No. 2016-13. The Company adopted ASU No. 2016-13 and several associated ASUs on January 1, 2020 with no required cumulative-effect adjustment to accumulated deficit.

Accounts Receivable

Accounts receivable principally includes amounts currently due to the Company under theater sale and sales-type lease arrangements, contingent fees earned from theaters operators as a result of box office performance, and fees for theater maintenance services. To a lesser extent, accounts receivable also includes amounts due from movie studios and other content creators for digitally remastering films into IMAX formats, as well as for film distribution and post-production services.

In order to mitigate the credit risk associated with accounts receivable, management performs an initial credit evaluation prior to entering into an arrangement with a customer and then regularly monitors the credit quality of each customer through an analysis of collections history and aging. This monitoring process includes meetings on at least a monthly basis to identify credit concerns and potential changes in credit quality classification. A customer may improve their credit quality classification once a substantial payment is made on an overdue balance or when the customer has agreed to a payment plan and payments have commenced in accordance with that plan. Changes in credit quality classification are dependent upon management approval. The Company’s internal credit quality classifications for theater operators are as follows:

•	Good Standing — The theater operator continues to be in good standing as payments and reporting are up to date.
•

Credit Watch — The theater operator has demonstrated a delay in payments, but continues to be in active communication with the Company. Theater operators placed on Credit Watch are subject to enhanced monitoring. In addition, depending on the size of the outstanding balance, length of time in arrears and other factors, future transactions may need to be approved by management. These receivables are in better condition than those in the Pre-Approved Transactions Only category, but are not in as good condition as the receivables in the Good Standing category.

•

Pre-Approved Transactions Only — The theater operator has demonstrated a delay in payments with little or no communication with the Company. All services and shipments to the theater operator must be reviewed and approved by management. These receivables are in better condition than those in the All Transactions Suspended category, but are not in as good condition as the receivables in the Credit Watch category. In certain situation, depending on the individual facts and circumstances related to each customer, finance income recognition may be suspended for the net investment in lease and financed sale receivable balances for customers in the Pre-Approved Transactions Only category. See below for a discussion of the Company’s net investment in leases and financed sale receivables.

•

All Transactions Suspended — The theater operator is severely delinquent, non-responsive or not negotiating in good faith with the Company. Once a theater operator is classified within the All Transactions Suspended category, the theater is placed on nonaccrual status and all revenue recognitions related to the theater are stopped.

The ability of the Company to collect its accounts receivable balances is heavily dependent on the viability and solvency of individual  theater operators which is significantly influenced by consumer behavior and general economic conditions. Theater operators, or other customers, may experience financial difficulties that could cause them to be unable to fulfill their payment obligations to the Company.

The Company develops its estimate of credit losses by class of receivable and customer type through a calculation that utilizes historical loss rates which are then adjusted for specific receivables that are judged to have a higher than normal risk profile after taking into account management’s internal credit quality classifications, as well as macro-economic and industry risk factors.

The following table summarizes the activity in the allowance for credit losses related to accounts receivable for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Theater Operators	Studios	Other	Total
Balance as at January 1, 2020	3,302	893	942	5,137
Current period provision	3,202	3,090	99	6,391
Write-offs	—	—	—	—
Recoveries	—	—	—	—
Balance as at March 31, 2020	$6,504	$3,983	$1,041	$11,528

For the three months ended March 31, 2020, the Company recorded a provision for current expected credit losses of $6.4 million reflecting a reduction in the credit quality of its theater and studio related accounts receivable as a result of the COVID-19 global pandemic. Management’s judgments regarding expected credit losses are based on the facts available to management. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. (See Notes 1 and 2)

Financing Receivables

Financing receivables are due from theater operators and consist of the Company’s net investment in sales-type leases and receivables associated with financed sales of IMAX Theater Systems. Similar to accounts receivable, management performs an initial credit evaluation prior to entering into an arrangement with a customer and then regularly monitors the credit quality of each customer through an analysis of collections history and aging. This monitoring process includes meetings on at least a monthly basis to identify credit concerns and potential changes in credit quality classification. A customer may improve their credit quality classification once a substantial payment is made on an overdue balance or when the customer has agreed to a payment plan and payments have commenced in accordance with that plan. Changes in credit quality classification are dependent upon management approval. The internal credit quality classifications utilized by the Company for accounts receivable, as described above, are also used for financing receivables.

The ability of the Company to collect its financing receivable balances is heavily dependent on the viability and solvency of individual theater operators which is significantly influenced by consumer behavior and general economic conditions. Theater operators may experience financial difficulties that could cause them to be unable to fulfill their payment obligations to the Company.

The Company develops its estimate of credit losses by class of receivable and customer type through a calculation that utilizes historical loss rates which are then adjusted for specific receivables that are judged to have a higher than normal risk profile after taking into account management’s internal credit quality classifications, as well as macro-economic and industry risk factors.

As at March 31, 2020 and December 31, 2019, financing receivables consist of the following:

	March 31,	December 31,
	2020	2019
Net investment in leases
Gross minimum payments due under sales-type leases	$17,084	$16,766
Unearned finance income	(937)	(1,005)
Present value of minimum payments due under sales-type leases	16,147	15,761
Allowance for credit losses	(464)	(155)
Net investment in leases	15,683	15,606
Financed sales receivables
Gross minimum payments due under financed sales	140,388	146,660
Unearned finance income	(31,402)	(33,313)
Present value of minimum payments due under financed sales	108,986	113,347
Allowance for credit losses	(3,557)	(915)
Net financed sales receivables	105,429	112,432
Total financing receivables	$121,112	$128,038

Net financed sales receivables due within one year	$27,163	$27,595
Net financed sales receivables due after one year	$78,266	$84,837
Total financed sales receivables	$105,429	$112,432

As at March 31, 2020 and December 31, 2019, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sale receivables, as applicable, are as follows:

	March 31,	December 31,
	2020	2019
Weighted-average remaining lease term (in years)
Sales-type lease arrangements	8.2	8.1
Weighted-average interest rate
Sales-type lease arrangements	6.81%	6.68%
Financed sales receivables	9.04%	9.00%

The following tables provide information on the Company’s net investment in leases by credit quality indicator as at March 31, 2020 and December 31, 2019:

	By Origination Year
As at March 31, 2020	2020	2019	2018	2017	2016	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$924	$7,762	$2,977	$964	$—	$2,761	$15,388
Credit Watch	—	—	—	—	—	88	88
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	671	671
Total net investment in leases	$924	$7,762	$2,977	$964	$—	$3,520	$16,147

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—	$—	$—	$—

	By Origination Year
As at December 31, 2019	2019	2018	2017	2016	2015	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$7,874	$3,045	$989	$—	$—	$3,186	$15,094
Credit Watch	—	—	—	—	—	667	667
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	—	—
Total net investment in leases	$7,874	$3,045	$989	$—	$—	$3,853	$15,761

The following tables provide information on the Company’s financed sale receivables by credit quality indicator as at March 31, 2020 and December 31, 2019:

	By Origination Year
As at March 31, 2020	2020	2019	2018	2017	2016	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$1,235	$11,321	$14,233	$15,111	$16,021	$46,339	$104,260
Credit Watch	—	331	—	—	306	1,454	2,091
Pre-approved transactions	—	—	—	—	—	123	123
Transactions suspended	—	—	—	883	733	896	2,512
Total financed sales receivables	$1,235	$11,652	$14,233	$15,994	$17,060	$48,812	$108,986

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—	$—	$—	$—

	By Origination Year
As at December 31, 2019	2019	2018	2017	2016	2015	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$11,981	$14,414	$16,556	$15,208	$—	$44,291	$102,450
Credit Watch	—	—	637	1,687	—	6,955	9,279
Pre-approved transactions	—	—	250	295	—	285	830
Transactions suspended	—	—	—	165	—	623	788
Total financed sales receivables	$11,981	$14,414	$17,443	$17,355	$—	$52,154	$113,347

The following tables provide an aging analysis for the Company’s net investment in leases and financed sale receivables as at March 31, 2020 and December 31, 2019:

	As at March 31, 2020
	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$28	$297	$319	$644	$15,503	$16,147	$(464)	$15,683
Financed sales receivables	842	3,230	6,005	10,077	98,909	108,986	(3,557)	105,429
Total	$870	$3,527	$6,324	$10,721	$114,412	$125,133	$(4,021)	$121,112

	As at December 31, 2019
	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$30	$68	$251	$349	$15,412	$15,761	$(155)	$15,606
Financed sales receivables	1,678	2,772	5,446	9,896	103,451	113,347	(915)	112,432
Total	$1,708	$2,840	$5,697	$10,245	$118,863	$129,108	$(1,070)	$128,038

The Company considers financing receivables with an aging between 60-89 days as indications of theaters with potential collection concerns. The Company will begin to focus its review on these financing receivables and increase its discussions internally and with the theater regarding payment status. Once a theater’s aging exceeds 90 days, the Company’s policy is to perform an enhanced review to assess collectibility of the theater’s past due accounts. The over 90 days past due category may an indicator of potential impairment as up to 90 days outstanding is considered to be a reasonable time to resolve any issues. Given the potential impacts of the COVID-19 global pandemic on the Company’s customers, management is enhancing its monitoring procedures with respect to overdue receivables.

The following table provides information about the Company’s net investment in leases and financed sale receivables with billed amounts past due for which it continues to accrue finance income as at March 31, 2020 and December 31, 2019:

	As at March 31, 2020
	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$—	$211	$316	$527	$7,721	$(248)	$8,000
Financed sales receivables	264	1,737	5,805	7,806	35,032	(2,194)	40,644
Total	$264	$1,948	$6,121	$8,333	$42,753	$(2,442)	$48,644

	As at December 31, 2019
	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$9	$19	$251	$279	$578	$—	$857
Financed sales receivables	1,146	1,290	5,523	7,959	29,173	—	37,132
Total	$1,155	$1,309	$5,774	$8,238	$29,751	$—	$37,989

The following table provides information about the Company’s net investment in leases and financed sale receivables that are on nonaccrual status as at March 31, 2020 and December 31, 2019:

	As at March 31, 2020			As at December 31, 2019
	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$671	$(14)	$657	$—	$—	$—
Net financed sales receivables	2,512	(1,040)	1,472	788	(732)	56
Total	$3,183	$(1,054)	$2,129	$788	$(732)	$56

A theater operator that is classified within the “All Transactions Suspended” category is placed on nonaccrual status and all revenue recognitions related to the theater are stopped. While the recognition of finance income is suspended, payments received by a customer are applied against the outstanding balance owed. If payments are sufficient to cover any unreserved receivables, a recovery of provision taken on the billed amount, if applicable, is recorded to the extent of the residual cash received. Once the collectibility issues are resolved and the customer has returned to being in good standing, the Company will resume recognition of finance income.

For the three months ended March 31, 2020 and 2019, the Company recognized $78.0 million and $82.0 million, respectively, in finance income related to the net investment in leases with billed amounts past due. For the three months ended March 31, 2020 and 2019, the Company recognized $2.1 million and $2.4 million, respectively, in finance income related to the financed sale receivables with billed amounts past due.

The following table summarizes the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sale receivables for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Net Investment	Financed	Net Investment	Financed
	in Leases	Sales Receivables	in Leases	Sales Receivables
Beginning balance	$155	$915	$155	$839
Current period provision	309	2,642	—	—
Write-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$464	$3,557	$155	$839

For the three months ended March 31, 2020, the Company recorded a provision for current expected credit losses of $3.0 million reflecting a reduction in the credit quality of its theater related financing receivables as a result of the COVID-19 global pandemic. Management’s judgments regarding expected credit losses are based on the facts available to management. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. (See Notes 1 and 2)

Variable Consideration Receivable

In sale arrangements, variable consideration may become due to the Company from theater operators if certain annual minimum box office receipt thresholds are exceeded. Such variable consideration is recorded as revenue in the period when the sale is recognized and adjusted in future periods based on actual results and changes in estimates. Variable consideration is only recognized to the extent the Company believes there is not a risk of significant revenue reversal.

The ability of the Company to collect its variable consideration receivables is heavily dependent on the viability and solvency of individual theater operators which is significantly influenced by consumer behavior and general economic conditions. Theater operators may experience financial difficulties that could cause them to be unable to fulfill their payment obligations to the Company.

The Company develops its estimate of credit losses by class of receivable and customer type through a calculation utilizes historical loss rates for financed sale receivables which are then adjusted for specific receivables that are judged to have a higher than normal risk profile after taking into account management’s internal credit quality classifications, as well as macro-economic and industry risk factors.

The following table summarizes the activity in the allowance for credit losses related to variable consideration receivables for the three months ended March 31, 2020:

Three Months Ended March 31, 2020
Theater Operators
Balance as at January 1, 2020	$—
Current period provision	875
Write-offs	—
Recoveries	—
Balance as at March 31, 2020	$875

For the three months ended March 31, 2020, the Company recorded a provision for current expected credit losses of $0.9 million reflecting a reduction in the credit quality of its theater related variable consideration receivables as a result of the COVID-19 global pandemic. Management’s judgments regarding expected credit losses are based on the facts available to management. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. (See Notes 1 and 2)

5.  Lease Arrangements

IMAX Corporation as a Lessee:

The Company’s operating lease arrangements principally involve office and warehouse space. Office equipment is generally purchased outright. Leases with an initial term of less than 12 months are not recorded on the Condensed Consolidated Balance Sheet and the related lease expense is recognized on a straight-line basis over the lease term. Most of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has determined that it is reasonably certain that the renewal options on its warehouse leases will be exercised based on previous history and knowledge, current understanding of future business needs and the level of investment in leasehold improvements, among other considerations. The incremental borrowing rate used in the calculation of the Company’s lease liability is based on the location of each leased property. None of the Company’s leases include options to purchase the leased property. The depreciable life of right-of-use assets and related leasehold improvements are limited by the expected lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company rents or subleases certain office space to third parties, which have a remaining term of less than 12 months and are not expected to be renewed.

For three months ended March 31, 2020 and 2019, the components of lease expense recorded within selling, general and administrative expenses are as follows:

	Three Months Ended
	March 31,
	2020	2019
Operating lease cost (1)	$101	$243
Amortization of lease assets	748	531
Interest on lease liabilities	262	268
Total lease cost	$1,111	$1,042

(1)	Includes short-term leases and variable lease costs, which are not significant for the three months ended March 31, 2020 and 2019.

For three months ended March 31, 2020 and 2019, supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$954	$823
Right-of-use assets obtained in exchange for lease obligations	—	17,515
	$954	$18,338

As at March 31, 2020 and December 31, 2019, supplemental balance sheet information related to leases are as follows:

		March 31,	December 31,
		2020	2019
Assets
Right-of-Use Assets	Property, plant and equipment	$15,554	$16,262
Liabilities
Operating Leases	Accrued and other liabilities	$18,035	$18,677

As at March 31, 2020 and December 31, 2019, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s operating leases are as follows:

	March 31,	December 31,
	2020	2019
Weighted-average remaining lease term (years)	8.0	8.1
Weighted-average discount rate	5.90%	5.90%

As at March 31, 2020, the maturities of the Company’s operating lease liabilities are as follows:

Operating Leases
2020 (nine months remaining)	$2,720
2021	3,252
2022	2,344
2023	2,228
2024	2,180
Thereafter	10,243
Total lease payments	$22,967
Less: interest expense	(4,932)
Present value of operating lease liabilities	$18,035

 IMAX Corporation as a Lessor

The Company provides IMAX Theater Systems to customers through long-term lease arrangements that for accounting purposes are classified as sales-type leases. Under these arrangements, in exchange for providing the IMAX Theater System, the Company earns fixed upfront and ongoing consideration. Certain arrangements that are legal sales are also classified as sales-type leases as certain clauses within the arrangements limit transfer of title or provide the Company with conditional rights to the system. The customer’s rights under the Company’s sales-type lease arrangements are described in Note 2(n) in the Company’s 2019 Form 10-K. Under the Company’s sales-type lease arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s sales-type leases are typically non-cancellable for 10 to 20 years with renewal provisions from inception. Except for those sales arrangements that are classified as sales-type leases, the Company’s leases generally do not contain an automatic transfer of title at the end of the lease term. The Company’s sales-type lease arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty generally after the first year of the lease until the end of the lease term. The customer is responsible for obtaining insurance coverage for the IMAX Theater System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX Theater System is returned to the Company.

The Company also provides IMAX Theater systems to customers through joint revenue sharing arrangements. Under the traditional form of these arrangements, in exchange for providing the IMAX system under a long-term lease, the Company earns rent based on a percentage of contingent box office receipts and, in some cases, concession revenues, rather than requiring the customer to pay a fixed upfront fee or annual minimum payments. The Company has assessed the nature of its joint revenue sharing arrangements and concluded that the arrangements contain an operating lease. Under joint revenue sharing arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s joint revenue sharing arrangements are typically non-cancellable for 10 years or longer with renewal provisions. Title to equipment under joint revenue sharing arrangements does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the IMAX Theater System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX Theater System is returned to the Company.

The Company classifies its lease arrangements at inception of the arrangement and, if required, after a modification of the lease arrangement, to determine whether they are sales-type leases or operating leases.

6.  Inventories

As at March 31, 2020 and December 31, 2019, inventories consist of the following:

	March 31,	December 31,
	2020	2019
Raw materials	$35,936	$26,538
Work-in-process	5,738	4,608
Finished goods	19,961	11,843
	$61,635	$42,989

When compared to December 31, 2019, inventories increased $18.6 million due to a slowdown in manufacturing, shipments and installation of IMAX Theater Systems at customer sites due to government restrictions in various countries limiting public gatherings as a result of the outbreak of the COVID-19 global pandemic.

At March 31, 2020, inventories include finished goods of $3.3 million (December 31, 2019 — $0.7 million) for which title had passed to the customer and revenue recognition was deferred.

There were no write-downs for excess and obsolete inventory based on current estimates of net realizable value, during the three months ended March 31, 2020 and 2019.

7.  Credit Facility and Other Financing Arrangements

As at March 31, 2020 and December 31, 2019, bank indebtedness includes the following:

	March 31,	December 31,
	2020	2019
Credit Facility	$300,000	$20,000
Unamortized debt issuance costs	(1,645)	(1,771)
	$298,355	$18,229

Credit Facility

The Company has a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as agent, and a syndicate of lenders party thereto. The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries (the “Guarantors”) and are secured by first-priority security interests in substantially all the assets of the Company and the Guarantors.

Under the Credit Agreement, the Company’s revolving borrowing capacity is $300.0 million, and contains an uncommitted accordion feature allowing the Company to further expand its borrowing capacity to $440.0 million or greater, subject to certain conditions, depending on the mix of revolving and term loans comprising the incremental facility. The facility (the “Credit Facility”) matures on June 28, 2023.

In the first quarter of 2020, in response to uncertainties associated with the outbreak of the COVID-19 global pandemic and its impact on the Company’s business, management decided to draw down the remaining available Credit Facility borrowing capacity of $280.0 million, resulting in total outstanding borrowings of $300.0 million. The effective interest rate for the three months ended March 31, 2020 was 2.03% (2019 — 3.57%).

Loans under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement). In addition, the Credit Facility has standby fees ranging from 0.25% to 0.38% based upon the Total Leverage Ratio.

The Credit Agreement provides that the Company is required to maintain a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) as of the last day of any Fiscal Quarter (as defined in the Credit Agreement) of no greater than 3.25:1.00. The longer the COVID-19 pandemic and associated protective measures persist, the more likely it becomes, in the absence of other actions by the Company, that it will be unable to maintain compliance with this covenant. In such an event, however, the Company expects to be able to obtain an amendment or waiver from its lenders, refinance the borrowings subject to covenants or take other mitigating actions prior to a potential breach. In addition, the Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit indebtedness, liens, capital expenditures, asset sales, investments and restricted payments, in each case subject to negotiated exceptions and baskets. The Credit Agreement also contains representations, warranties and event of default provisions customary for a transaction of this type.

The Company was in compliance with all of its requirements at March 31, 2020.

As at March 31, 2020 and December 31, 2019, the Company did not have any letters of credit and advance payment guarantees outstanding under the Credit Facility.

Working Capital Loan

On July 24, 2019, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, renewed its unsecured revolving facility for up to 200.0 million Renminbi (approximately $30.0 million U.S. Dollars) to fund ongoing working capital requirements. There were no amounts drawn under the working capital facility at March 31, 2020 and December 31, 2019, and the amounts available for borrowing were 200.0 million Renminbi (approximately $30.0 million U.S. Dollars). The amounts available for borrowing are not subject to a standby fee.

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The net settlement loss on its foreign currency forward contracts was $2.0 million at March 31, 2020, as the notional value exceeded the fair value of the forward contracts (December 31, 2019 — $0.5 million net settlement gain). As at March 31, 2020, the Company has $44.6 million in notional value of such arrangements outstanding (December 31, 2019 — $36.1 million).

NBC Facility

On October 28, 2019, the Company entered into a $5.0 million facility with the National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. The Company did not have any letters of credit and advance payment guarantees outstanding as at March 31, 2020 and December 31, 2019 under the NBC Facility.

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

Contingencies and guarantees

The Company is involved in lawsuits, claims, and proceedings, including those identified below, which arise in the ordinary course of business. Management is required to assess the likelihood of any adverse judgments or outcomes related to these legal contingencies, as well as potential ranges of probable or reasonably possible losses. The Company will record a provision for a liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The determination of the amount of any liability recorded or disclosed is reviewed at least quarterly based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel, taking into account the impact of negotiations, settlements, rulings, and other pertinent information related to the case. The amount of liabilities recorded or disclosed for these contingencies may change in the future due changes in management’s judgments resulting from new developments or changes in settlement strategy. Any resulting adjustment to the liabilities recorded by the Company could have a material adverse effect on its results of operations, cash flows, and financial position in the period or periods in which such changes in judgment occur. The Company believes it has adequate provisions for any such matters.

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

(b)On November 11, 2013, Giencourt Investments, S.A. (“Giencourt”) initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida, based on alleged breaches by the Company of its theater agreement and related license agreement with Giencourt. An arbitration hearing for witness testimony was held during the week of December 14, 2015. At the hearing, Giencourt’s expert identified monetary damages of up to approximately $10.4 million, which Giencourt sought to recover from the Company. The Company asserted a counterclaim against Giencourt for breach of contract and sought to recover lost profits in excess of $24.0 million under the agreements. Subsequently, in December 2015, Giencourt made a motion to the panel seeking to enforce a purported settlement of the matter based on negotiations between Giencourt and the Company. The panel held a final hearing with closing arguments in October 2016. On February 7, 2017, the panel issued a Partial Final Award and on July 21, 2017, the panel issued a Final Award (collectively, the “Award”), which held that the parties had reached a binding settlement, and therefore the panel did not reach the merits of the dispute. The Company strongly disputes that discussions about a potential resolution of this matter amounted to an enforceable settlement. In October 2017, the Company filed a petition to vacate the arbitration award in the United States Court for the Southern District of Florida on various grounds, including that the panel exceeded its jurisdiction, and a hearing was held on June 27, 2019. On September 27, 2019, a Magistrate Judge filed a non-binding recommendation that the Company’s petition be dismissed.  On October 14, 2019, the Company filed an objection to that recommendation. The Company’s petition to vacate the arbitration award was denied by the District Judge on January 10, 2020. The Company filed an appeal of this decision on February 7, 2020 with the Eleventh Circuit Court of Appeals. At this time, the Company is unable to determine the amounts that it may owe pursuant to the Award, or the timing of any such payments, and therefore no assurances can be given with respect to the ultimate outcome of the matter.

(c)In addition to the matters described above, the Company is currently involved in other legal proceedings or governmental inquiries which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

(d)In the normal course of business, the Company enters into agreements that may contain features that meet the definition of a guarantee. A guarantee is a contract (including an indemnity) that contingently requires the Company to make payments (either in cash, financial instruments, other assets, shares of its stock or provision of services) to a third party based on (a) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (b) failure of another party to perform under an obligating agreement or (c) failure of another third party to pay its indebtedness when due.

Financial Guarantees

The Company has provided no significant financial guarantees to third parties.

Product Warranties

The Company’s accrual for product warranties, which was recorded as part of accrued and other liabilities in the Condensed Consolidated Balance Sheets, was less than $0.1 million and $0.2 million at March 31, 2020 and December 31, 2019, respectively.

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the Condensed Consolidated Balance Sheets as at March 31, 2020 and December 31, 2019, with respect to this indemnity.

Other Indemnification Agreements

In the normal course of the Company’s operations, the Company provides indemnifications to counterparties in transactions such as: IMAX Theater Systems lease and sale agreements and the supervision of installation or servicing of the IMAX Theater Systems; film production, exhibition and distribution agreements; real property lease agreements; and employment agreements. These indemnification agreements require the Company to compensate the counterparties for costs incurred as a result of litigation claims that may be suffered by the counterparty as a consequence of the transaction or the Company’s breach or non-performance under these agreements. While the terms of these indemnification agreements vary based upon the contract, they normally extend for the life of the agreements. A small number of agreements do not provide for any limit on the maximum potential amount of indemnification; however, virtually all of the Company’s system lease and sale agreements limit such maximum potential liability to the purchase price of the system. The fact that the maximum potential amount of indemnification required by the Company is not specified in some cases prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnifications and no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to the contingent aspect of these indemnities.

9.  Condensed Consolidated Statements of Operations Supplemental Information

(a)	Selling Expenses

The Company defers direct selling costs such as sales commissions and other amounts related to its sales and sales-type lease arrangements until the related revenue is recognized. These costs and direct advertising and marketing, which are included in costs and expenses applicable to Revenues – Technology Sales, totaled $0.2 million for the three months ended March 31, 2020 (2019 — $0.5 million).

Film exploitation costs, including advertising and marketing, totaled $2.6 million for the three months ended March 31, 2020 (2019 — $4.5 million), and are recorded as incurred in costs and expenses applicable to Revenues – Image Enhancement and Maintenance Services.

Commissions are recognized as costs and expenses applicable to Revenues – Technology Rentals in the month they are earned. These costs totaled $0.2 million for the three months ended March 31, 2020 (2019 — recovery of $0.2 million). Direct advertising and marketing costs for each theater are charged to costs and expenses applicable to Revenues – Technology Rentals as incurred. These costs totaled an expense of $0.3 million for the three months ended March 31, 2020 (2019 — $0.2 million).

(b)	Foreign Exchange

Included in selling, general and administrative expenses for the three months ended March 31, 2020 is a loss of $0.7 million (2019 — $0.2 million) for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities. See Note 16(c) for additional information.

(c)	Collaborative Arrangements

Joint Revenue Sharing Arrangements

In a joint revenue sharing arrangement, the Company receives a portion of a theater’s box office and in certain arrangements a portion of concession revenues and a small upfront or initial payment, in exchange for placing an IMAX Theater System at the theater operator’s venue. Under joint revenue sharing arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s joint revenue sharing arrangements are typically non-cancellable for 10 years or longer with renewal provisions. Title to equipment under joint revenue sharing arrangements generally does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the IMAX Theater System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX Theater System is returned to the Company.

The Company has signed traditional and hybrid joint revenue sharing agreements with 41 exhibitors for a total of 1,220 IMAX Theater Systems, of which 867 theaters were included in the IMAX network as at March 31, 2020, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in Note 2(n) of the Company’s 2019 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Revenue — Technology sales and Revenue — Technology Rentals and for the three months ended March 31, 2020 amounted to $6.8 million (2019 — $20.4 million).

IMAX DMR

In an IMAX DMR arrangement, the Company transforms conventional motion pictures into the Company’s large screen format, allowing the release of Hollywood content to the global IMAX theater network. In a typical IMAX DMR film arrangement, the Company receives a percentage of the box office receipts from studios in exchange for converting commercial films into IMAX DMR format and distributing them through the IMAX network. In recent years, the percentage of gross box office receipts earned in IMAX DMR arrangements has averaged approximately 12.5%, except for within Greater China, where the Company receives a lower percentage of net box office receipts for certain Hollywood films.

For the three months ended March 31, 2020, the majority of IMAX DMR revenue was earned from the exhibition of 13 IMAX DMR films (2019 – 24) throughout the IMAX theater network. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in Note 2(n) of the Company’s 2019 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Revenues – Image enhancement and maintenance services and for the three months ended March 31, 2020 amounted to $10.6 million (2019 — $28.0 million).

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

As at March 31, 2020, the Company has two significant co-produced film arrangements which represent the VIE total assets balance of $8.6 million and liabilities balance of $15.6 million and three other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in Notes 2(a) and 2(n) of the Company’s 2019 Form 10-K.

For the three months ended March 31, 2020, expenses totaling $0.2 million (2019 — $0.2 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in cost and expenses applicable to Revenues – Image Enhancement and Maintenance Services.

For the three months ended March 31, 2020 and 2019, no revenues or costs and expenses applicable to revenues attributable to this collaborative arrangement have been recorded in Revenue – Image Enhancement and Maintenance Services and costs and expenses applicable to Revenues – Image Enhancement and Maintenance Services.

10.  Condensed Consolidated Statements of Cash Flows Supplemental Information

(a)	Depreciation and amortization are comprised of the following:

	Three Months Ended
	March 31,
	2020	2019
Film assets	$2,975	$3,695
Property, plant and equipment:
Joint revenue sharing arrangements	6,932	5,605
Other property, plant and equipment	2,900	2,936
Other intangible assets	1,661	1,425
Other assets	651	433
Deferred financing costs	133	117
	$15,252	$14,211

(b)	Write-downs are comprised of the following:

	Three Months Ended
	March 31,
	2020	2019
Film assets (1)	$2,302	$—
Other assets (2)	1,151	—
Joint revenue sharing arrangements (3)	944	180
Property, plant and equipment	6	86
	$4,403	$266

(1)

The Company reviewed the carrying value of certain film assets as a result of lower than expected revenue being generated during the year and revised expectations for future revenues based on the latest information available. In the first quarter of 2020, an impairment of $2.3 million (2019 — $nil) was recorded based on the carrying value of the films as compared to the estimated future box office and related revenues that are ultimately be generated by their exploitation.

(2)	In the three months ended March 31, 2020, the Company recorded a $1.0 million write-down of content-related assets which became impaired in the period.
(3)

In the three months ended March 31, 2020, the Company recorded charges of $0.9 million in cost of sales applicable to technology rentals principally related to the write-down of xenon-based digital systems which were upgraded by customers to laser-based digital systems and taken out of service. In the three months ended March 31, 2019, the Company recorded a charge of $0.1 million in cost of sales applicable to technology rentals and less than $0.1 million in revenue applicable to technology rentals upon the upgrade of xenon-based digital systems under joint revenue sharing arrangements to laser-based digital systems.

(c)	Significant non-cash investing and financing activities are comprised of the following:

	Three Months Ended
	March 31,
	2020	2019
Net accruals related to:
Investment in joint revenue sharing arrangements	$(1,226)	$200
Acquisition of other intangible assets	20	12
Purchases of property, plant and equipment	(22)	(401)
	$(1,228)	$(189)

11.  Income Taxes

(a)	Income Tax Expense

The Company’s effective tax rate for the three months ended March 31, 2020, is -35.8% and differs from the Canadian statutory tax rate of 26.2%, primarily due to permanent book to tax differences, investment and other tax credits, jurisdictional tax rate differences, managements estimates for favourable or unfavourable resolution of various tax examinations and the reversal of the indefinite reinvestment assertion.

For the quarter ended March 31, 2020, the Company recorded income tax expense of $15.5 million (2019 — $3.6 million). In the first quarter of 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As a result, the Company recognized a deferred tax liability of $19.7 million in the first quarter of 2020 for the applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings. Cash held outside of Canada as at March 31, 2020 was $89.5 million (December 31, 2019 — $90.1 million), of which $67.8 million was held in the People’s Republic of China (“PRC”) (December 31, 2019 — $67.6 million).

In addition, in the first quarter of 2020, the Company recognized income tax expense of $4.8 million (2019 — $0.4 million) related to a provision for uncertain tax positions and an expense of $0.7 million (2019 — $0.3 million) recognized to reduce the tax benefit available on share-based compensation costs recognized in the period.

As at March 31, 2020, the Company had net deferred income tax assets after valuation allowance of $38.0 million (December 31, 2019 — $23.9 million), which consists of a gross deferred income tax asset of $38.2 million (December 31, 2019 — $24.1 million), against which the Company is carrying a $0.2 million valuation allowance (December 31, 2019 — $0.2 million), and a deferred income tax liability of $19.7 million (December 31, 2019 — $nil). During the three months ended March 31, 2020, deferred tax assets increased by $14.1 million due to losses recognized in the period. The recoverability of these deferred tax assets is subject to certain levels of future taxable income and is subject to the uncertainties associated with accounting estimates, as discussed in Note 1. Based on a review of the projected future earnings of the Company there was no change in management’s estimates of the recoverability of the Company’s deferred tax assets.

The Company’s Chinese subsidiary had taken a deduction for certain share-based compensation issued by the Chinese subsidiary’s parent company in a prior period and had recognized a related deferred tax asset of $1.4 million (December 31, 2019 — $1.4 million). Chinese regulatory authorities responsible for capital and exchange controls will need to review and approve the proposed settlement of these transactions before they can be completed. There may be a requirement for future investment of funds into China in order to secure the deduction. Should the Company proceed, any such future investment would come from existing capital invested in the IMAX China group of companies being redeployed amongst the IMAX China group of companies, including the Chinese subsidiary.

(b)	Income Tax Effect on Other Comprehensive (Loss) Income

The income tax benefit (expense) included in the Company’s other comprehensive (loss) income are related to the following items:

	Three Months Ended
	March 31,
	2020	2019
Unrealized change in cash flow hedging instruments	$749	$(83)
Realized change in cash flow hedging instruments upon settlement	(94)	(18)
Unrecognized actuarial gain on defined benefit plan	40	—
	$695	$(101)

12.  Capital Stock

(a)	Share-Based Compensation

For the three months ended March 31, 2020, share-based compensation expense totaled $4.2 million (2019 — $4.4 million) and is reflected in the following accounts in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2020	2019
Cost and expenses applicable to revenues	$400	$374
Selling, general and administrative expenses	3,707	3,903
Research and development	85	85
	$4,192	$4,362

The following table summarizes the Company’s share-based compensation expense by each award type:

	Three Months Ended
	March 31,
	2020	2019
Stock Options	$513	$1,907
Restricted Share Units	2,902	2,110
Performance Stock Units	279	—
IMAX China Stock Options	85	66
IMAX China Long Term Incentive Plan Restricted Share Units	405	279
IMAX China Long Term Incentive Plan Performance Stock Units	8	—
	$4,192	$4,362

Included in the above table is an expense of $0.1 million in the three months ended March 31, 2020 (2019 — $nil) related to restricted share units granted to a certain advisor of the Company.

Stock Option Summary

The following table summarizes the activity under the Company’s Stock Option Plan (“SOP”) and IMAX Amended and Restated Long Term Incentive Plan (“IMAX LTIP”) for the three months ended March 31:

	Number of Shares		Weighted Average Exercise Price Per Share
	2020	2019	2020	2019
Stock options outstanding, beginning of period	5,732,209	5,465,046	$26.82	$27.63
Granted	—	1,006,931	—	20.66
Exercised	—	(31,235)	—	20.36
Forfeited	(14,876)	(79,055)	21.78	23.71
Expired	(772,665)	(304,472)	27.03	25.94
Cancelled	(591)	—	20.85	—
Stock options outstanding, end of period	4,944,077	6,057,215	26.80	26.64
Stock options exercisable, end of period	4,331,193	3,886,592	27.32	28.74

    Stock options are no longer granted under the Company’s previous approved SOP.

Restricted Share Units (“RSU”) Summary

The following table summarizes the activity in respect of RSUs issued under the IMAX LTIP for the three months ended March 31:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2020	2019	2020	2019
RSUs outstanding, beginning of period	1,065,347	1,033,871	$23.17	$25.70
Granted	937,303	540,535	15.65	22.61
Vested and settled	(295,063)	(228,445)	23.96	27.46
Forfeited	(15,521)	(90,900)	21.64	23.77
RSUs outstanding, end of period	1,692,066	1,255,061	18.88	24.18

Performance Stock Units Summary

In the first quarter of 2020, the Company expanded its share-based compensation program to include performance stock units (“PSUs”). The Company grants two types of PSU awards, one which vests based on a combination of employee service and the achievement of certain EBITDA-based targets and one which vests based on a combination of employee service and the achievement of certain stock-price targets. These awards vest over a three-year performance period. The fair value of PSUs with EBITDA-based targets is equal to the closing price on date of grant or the average closing price of the Company’s common stock for five days prior to the date of grant. The fair value of PSUs with stock-price return in relation to a market index is determined on the grant date using a Monte Carlo simulation, which is a valuation model that takes into account the likelihood of achieving the stock-price targets embedded in the award (“Monte Carlo Model”). The compensation expense attributable to each type of PSU is recognized on a straight-line basis over the requisite service period.

The fair value determined by the Monte Carlo Model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The compensation expense is fixed on the date of grant based on the dollar value granted.

The amount and timing of compensation expense recognized for PSUs with EBITDA-based targets is dependent upon management's assessment of the likelihood and timing of achieving these targets. If, as a result of management’s assessment, it is projected that a greater number of PSUs will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period such determination is made. Conversely, if, as a result of management’s assessment, it is projected that a lower number of PSUs will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period such determination is made.

Compensation expense is not adjusted for estimated, forfeitures, but is instead adjusted based upon the actual forfeiture of the award.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP for the three months ended March 31:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2020	2019	2020	2019
Granted	359,784	—	15.74	—
PSUs outstanding, end of period	359,784	—	15.74	—

Issuer Purchases of Equity Securities

In 2017, the Company’s Board of Directors approved a new $200.0 million common stock share repurchase program, which expires on June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the three months ended March 31, 2020, the Company repurchased 2,484,123 shares of its common stock at an average price of $14.72 per share, excluding commissions. During the three months ended March 31, 2019, the Company did not repurchase any share of its common stock.

In 2019, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China in an amount not to exceed 10% of the total number of issued shares as at June 6, 2019 (35,605,560 shares). The share repurchase program expires on the 2020 annual general meeting of IMAX China on June 11, 2020.  The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended March 31, 2020, IMAX China repurchased 480,600 shares of its common stock (2019 — 709,800) at an average price of HKD 14.42 per share (U.S. $1.85) (2019 — HKD 19.47 per share (U.S. $2.48)).

The total number of shares purchased during the three months ended March 31, 2020 does not include 200,000 common shares (2019 — 400,000 common shares), purchased in the administration of employee share-based compensation plans, at an average price of $15.43 per share (2019 — $22.98 per share).

As at March 31, 2020, the IMAX LTIP trustee held 91,957 shares (December 31, 2019 — 187,020 shares) purchased for $1.4 million (December 31, 2019 — $4.0 million) in the open market to be issued upon the settlement of employee share-based compensation. The shares held with the trustee are recorded at cost and are reported as a reduction against capital stock on the Condensed Consolidated Balance Sheet.

(b)	Net (Loss) Income Per Share

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Three Months Ended
	March 31,
	2020	2019
Weighted average number of common shares (000's):
Issued and outstanding, beginning of period	61,176	61,434
Weighted average number of shares repurchased, net of shares issued during the period	(758)	(57)
Weighted average number of shares used in computing basic income per share	60,418	61,377
Assumed exercise of stock options, RSUs and PSUs, net of shares assumed repurchased, if dilutive	—	182
Weighted average number of shares used in computing diluted income per share	60,418	61,559

The calculation of diluted weighted average shares outstanding for the three months ended March 31, 2020 excludes 6,995,927 shares (2019 — 6,647,056 shares) that are issuable upon the vesting of 1,692,066 RSUs (2019 — 639,739 RSUs), 359,784 PSUs (2019 — nil PSUs) and the exercise of 4,944,077 stock options (2019 — 6,007,317 stock options), as the impact would be antidilutive.

13.  Revenue from Contracts with Customers

(a) Disaggregated Information About Revenue

The following tables summarize the Company’s revenues by type and reportable segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020
	Revenue from
	Contracts with Customers		Revenue from
	Fixed Consideration	Variable Consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems	$2,243	$897	$—	$—	$3,140
Joint Revenue Sharing Arrangements, fixed fees	—	—	770	—	770
Other Theater Business	1,263	—	—	—	1,263
Other sales(1)	489	—	—	—	489
	3,995	897	770	—	5,662
Image enhancement and maintenance services
IMAX DMR	—	10,629	—	—	10,629
IMAX Maintenance	7,370	—	—	—	7,370
Film Post-Production	1,611	—	—	—	1,611
Film Distribution	—	883	—	—	883
Other	—	228	—	—	228
	8,981	11,740	—	—	20,721
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	5,971	—	5,971
	—	—	5,971	—	5,971
Finance income
IMAX Systems	—	—	—	2,548	2,548
Total	$12,976	$12,637	$6,741	$2,548	$34,902

	Three Months Ended
	March 31, 2019
	Revenue from
	Contracts with Customers		Revenue from
	Fixed Consideration	Variable Consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems	$8,164	$2,181	$—	$—	$10,345
Joint Revenue Sharing Arrangements, fixed fees	—	—	2,539	—	2,539
Other Theater Business	1,626	—	—	—	1,626
Other sales(1)	690	—	—	—	690
	10,480	2,181	2,539	—	15,200
Image enhancement and maintenance services
IMAX DMR	—	27,950	—	—	27,950
IMAX Maintenance	12,951	—	—	—	12,951
Film Post-production	1,947	—	—	—	1,947
Film Distribution	—	715	—	—	715
Other(1)		584	—	—	584
	14,898	29,249	—	—	44,147
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	18,044	—	18,044
Other(1)	—	24	102	—	126
	—	24	18,146	—	18,170
Finance income
IMAX Systems	—	—	—	2,681	2,681
Total	$25,378	$31,454	$20,685	$2,681	$80,198

(1)	Other sales include New Business Initiatives.

(See Note 2 for information on the current and anticipated impacts of the COVID-19 pandemic on the Company’s revenues.)

(b) Deferred Revenue

The Company’s arrangements include a requirement for it to provide maintenance services over the life of the arrangement, subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee, payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments upon renewal each year are either prepaid or made in arrears and can vary in frequency from monthly to annually. At March 31, 2020, $20.9 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2019 — $17.7 million). The maintenance revenue is recognized evenly over the contract term which coincides with the maintenance services being provided. In the event of customer default, any payments made by the customer may be retained by the Company.

In instances where the Company receives consideration prior to satisfying its performance obligations are satisfied, the recognition of revenue is deferred. The majority of the deferred revenue balance relates to payments received by the Company for IMAX Theater Systems where control of the system has not transferred to the customer. The deferred revenue balance related to an individual theater increases as progress payments are made and is then derecognized when control of the system is transferred to the customer. Recognition dates are variable and depend on numerous factors, including some outside of the Company’s control.

14.  Segment Reporting

The Company’s Chief Executive Officer (“CEO”) is its Chief Operating Decision Maker (“CODM”), as such term is defined under U.S. GAAP. The CODM, along with other members of management, assesses segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, research and development costs, amortization of intangibles, receivables provisions (recoveries), certain write-downs, interest income, interest expense and tax (provision) recovery are not allocated to the segments.

The Company has the following reportable segments: (i) IMAX DMR; (ii) Joint Revenue Sharing Arrangements; (iii) IMAX Systems, (iv) IMAX Maintenance; (v) Other Theater Business; (vi) New Business Initiatives; (vii) Film Distribution; and (viii) Film Post-production. The Company organizes its reportable segments into the following four categories, identified by the nature of the product sold or service provided:

(i)	IMAX Technology Network, which earns revenue based on contingent box office receipts and includes the IMAX DMR segment and contingent rent from the Joint Revenue Sharing Arrangement (“JRSA”) segment;

(ii)	IMAX Technology Sales and Maintenance, which includes results from the IMAX Systems, IMAX Maintenance and Other Theater Business segments, as well as fixed revenues from the JRSA segment;

(iii)	New Business Initiatives, which is a segment that includes activities related to the exploration of new lines of business and new initiatives outside of the Company’s core business; and

(iv)

Film Distribution and Post-production, which includes activities related to the distribution of films primarily for the Company’s institutional theater partners (through the Film Distribution segment) and the provision of film post-production and quality control services (through the Film Post-production segment).

     The Company is presenting information at a disaggregated level to provide more relevant information to readers.

Refer to Item 2 of the Company’s Form 10-Q for additional information regarding the four primary groups mentioned above.

Transactions between the IMAX DMR segment and the Film Post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.

The following table sets forth the breakdown of revenue and gross margin by category for the three months ended March 31, 2020:

(In thousands of U.S. dollars)	Revenue(1)		Gross Margin(4)
	2020	2019	2020	2019
IMAX Technology Network
IMAX DMR	$10,629	$27,950	$4,443	$19,775
Joint revenue sharing arrangements, contingent rent	5,971	18,044	(1,618)	11,935
	16,600	45,994	2,825	31,710
IMAX Technology Sales and Maintenance
IMAX Systems (2)	5,688	13,026	3,176	7,052
Joint revenue sharing arrangements, fixed fees	770	2,539	179	295
IMAX Maintenance	7,370	12,951	759	5,281
Other Theater Business (3)	1,263	1,626	610	475
	15,091	30,142	4,724	13,103
New Business Initiatives	478	834	361	619
Film Distribution and Post-production
Film Distribution	883	715	(2,158)	(710)
Post-production	1,611	1,947	223	685
	2,494	2,662	(1,935)	(25)
	34,663	79,632	5,975	45,407
Other	239	566	(889)	(267)
Total	$34,902	$80,198	$5,086	$45,140

(1)	The Company’s largest customer represented 14.4% of total revenues for the three months ended March 31, 2020 (2019 —18.9%).
(2)

Includes initial payments and the present value of fixed minimum payments from sales and sales-type lease arrangements of IMAX Theater Systems, and the present value of estimates of variable consideration from sales of IMAX Theater Systems. To a lesser extent, also includes finance income associated with these revenue streams.

(3)	Principally includes after-market sales of IMAX projection system parts and 3D glasses
(4)

IMAX DMR gross margin includes marketing costs of $2.4 million for the three months ended March 31, 2020 (2019 — $3.9 million). JRSA gross margin includes advertising, marketing and commission expense of $0.5 million for the three months ended March 31, 2020 (2019 — $0.1 million). IMAX Systems gross margin includes marketing and commission costs of $0.2 million for the three months ended March 31, 2020 (2019 — $0.5 million). Film Distribution segment gross margin includes marketing expense of $0.2 million for the three months ended March 31, 2020 (2019 — expense of $0.6 million).

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the remastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Three Months Ended
	March 31,
	2020	2019
Revenue
United States	$12,965	$24,293
Asia (excluding Greater China)	5,860	8,790
Greater China	5,269	26,681
Western Europe	4,557	8,443
Russia & the CIS	1,566	1,688
Latin America	1,527	2,653
Canada	931	1,872
Rest of the World	2,227	5,778
Total	$34,902	$80,198

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) comprises more than 10% of the Company’s total revenue.

15.  Employee's Pension and Postretirement Benefits

(a)	Defined Benefit Plan

The Company has an unfunded defined benefit supplemental executive retirement plan (the “SERP”) covering Richard L. Gelfond, its CEO. The accounting for the SERP assumes that Mr. Gelfond will receive a lump sum payment of $20.3 million six months after retirement at the end of the current term of his employment agreement (December 31, 2022), although Mr. Gelfond has not informed the Company that he intends to retire at that time.

As at March 31, 2020 and December 31, 2019, the Company’s projected benefit obligation and unfunded status related to the SERP are as follows:

	March 31,	December 31,
	2020	2019
Projected benefit obligation:
Obligation, beginning of period	$18,840	$17,977
Prior Service cost	—	$456
Interest cost	95	564
Actuarial gain	—	(157)
Obligation, end of period and unfunded status	$18,935	$18,840

The accumulated benefit obligation for the SERP was $18.9 million at March 31, 2020 (December 31, 2019 —$18.8 million). For the three months ended March 31, 2020 and 2019, the Company recorded interest cost of $0.1 million related to the SERP. The Company expects to recognize interest costs of $0.3 million related to the SERP during the remainder of 2020. No contributions are expected to be made for the SERP during the remainder of 2020.

(b)	Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three months ended March 31, 2020, the Company contributed and recorded expense of $0.3 million  (2019 — $0.4 million) to its Canadian defined contribution plan and $0.2 million (2019 —$0.2 million) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits – Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. As at March 31, 2020, the Company’s postretirement benefits obligation under this plan is $0.6 million (December 31, 2019 — $0.7 million). For the three months ended March 31, 2020, the Company has recorded expense of less than $0.1 million  (2019 — less than $0.1 million) related to this plan.

(d)	Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. As at March 31, 2020, the Company’s postretirement benefits obligation under this plan is $1.5 million (December 31, 2019 — $1.6 million). For the three months ended March 31, 2020, the Company has recorded expense of $0.1 million (2019 — less than $0.1 million) related to this plan.

(e)	Deferred Compensation Benefit Plan

The Company maintained a nonqualified deferred compensation benefit plan (the “Retirement Plan”) covering the former CEO of IMAX Entertainment and Senior Executive Vice President of the Company. Under the terms of his Retirement Plan with the Company, the Retirement Plan will vest in full if he incurs a separation from service (as defined therein). In the fourth quarter of 2018, he incurred a separation from service, and as such, his Retirement Plan benefits became fully vested as at December 31, 2018 and the accelerated costs were recognized and reflected in the executive transition costs line on the consolidated statement of operations. As at March 31, 2020, the Company had a funded benefit obligation recorded of $3.6 million (December 31, 2019 — $3.6 million). The Company did not recognize any additional expenses in the three months ended March 31, 2020 and 2019.

16.  Financial Instruments

(a)	Cash and Cash Equivalent

The Company maintains cash with various major financial institutions. The Company’s cash is invested with highly rated financial institutions.

(b)	Fair Value Measurements

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at March 31, 2020		As at December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$352,277	$352,277	$109,484	$109,484
Equity securities (3)	11,132	11,132	15,685	15,685
Level 2
Net financed sales receivables(2)	$105,429	$105,849	$112,432	$111,441
Net investment in sales-type leases (2)	15,683	15,418	15,606	15,309
Equity securities(1)	1,000	1,000	1,000	1,000
Foreign exchange contracts — designated forwards(3)	(1,972)	(1,972)	530	530
Bank indebtedness - under the Credit Facility(1)	(300,000)	(300,000)	(20,000)	(20,000)

(1)	Recorded at cost, which approximates fair value.
(2)	Estimated based on discounting future cash flows at currently available interest rates with comparable terms.
(3)	Value determined using quoted prices in active markets.

When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no significant transfers in or out of the Company’s Level 3 assets during the three and three months ended March 31, 2020 and 2019.
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

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at March 31, 2020 (the “Foreign Currency Hedges”), with settlement dates throughout 2020 and 2021. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with selling, general and administrative expenses and capital expenditures. For foreign currency cash flow hedging instruments related to selling, general and administrative expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to capital expenditures, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to property, plant and equipment on the balance sheet when the forecasted transaction occurs. The Company currently does not hold any derivatives which are not designated as hedging instruments.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Condensed Consolidated Financial Statements:

Notional value of foreign exchange contracts:

	March 31,	December 31,
	2020	2019
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$44,571	$36,052

Fair value of derivatives in foreign exchange contracts:

		March 31,	December 31,
	Balance Sheet Location	2020	2019
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$106	$602
	Accrued and other liabilities	(2,078)	(72)
		$(1,972)	$530

Derivatives in Foreign Currency Hedging relationships are as follows:

		Three Months Ended March 31,
		2020	2019
Foreign exchange contracts	Derivative (Loss) Gain
— Forwards	Recognized in OCI	$(2,860)	$68

	Location of Derivative (Loss) Gain	Three Months Ended March 31,
	Reclassified from AOCI	2020	2019
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$(341)	$(306)
	Property, plant and equipment	—	(13)
	Inventory	(17)	—
		$(358)	$(319)

		Three Months Ended March 31,
		2020	2019
Foreign exchange contracts	Derivative Loss Recognized In
— Forwards	and Out of OCI	$(36)	$—

The Company's estimated net amount of the existing losses as at March 31, 2020 is $1.8 million, which is expected to be reclassified to earnings within the next twelve months.

(d)	Investments in Equity Securities

As at March 31, 2020, the Condensed Consolidated Balance Sheets includes $11.1 million (December 31, 2019 — $15.7 million) of investments in equity securities.

On January 17, 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, as an investor entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) (as the issuer) and Morgan Stanley Asia Limited (as a sponsor, underwriter and the underwriters’ representative). Pursuant to this agreement, IMAX China (Hong Kong), Limited agreed to invest $15.2 million to subscribe for a certain number of shares of Maoyan at the final offer price pursuant to the global offering of the share capital of Maoyan, and this investment would be subject to a lock-up period of six months following the date of the global offering. On February 4, 2019, Maoyan completed its global offering, upon which, IMAX China (Hong Kong), Limited became a less than 1% shareholder in Maoyan. This investment is classified as an equity security, with a readily determinable market value through the Hong Kong Stock Exchange. The changes in fair value are recorded in the Change in fair value of equity investment line item in the Company’s Condensed Consolidated Statement of Operations. As at March 31, 2020, the value of the Company’s investment in Maoyan was $10.1 million (December 31, 2019 — $14.6 million). For the three months ended March 31, 2020, the Company has recorded a net unrealized loss of $4.5 million (2019 — gain of $2.5 million).

The Company has an investment of $1.0 million (December 31, 2019 — $1.0 million) in the shares of an exchange traded fund. This investment is classified as an equity investment.

As at March 31, 2020, the Company held investments in the preferred shares of enterprises which meet the criteria for classification as an equity security under FASB ASC 325, carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million at March 31, 2020 (December 31, 2019 — $1.0 million) and is recorded in Other Assets.

17.  Non-Controlling Interests

(a)	IMAX China Non-Controlling Interest

The Company indirectly owns approximately 69.71% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China remains a consolidated subsidiary of the Company. The balance of non-controlling interest in IMAX China as at March 31, 2020 is $79.5 million. The net loss attributable to non-controlling interest in IMAX China for the three months ended March 31, 2020 is $9.6 million.

(b)	Other Non-Controlling Interest

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed to by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014 and has reached its maximum contribution. The Company sees the Original Film Fund as a vehicle designed to generate a continuous, steady flow of high-quality documentary content. As at March 31, 2020, the Original Film Fund has invested $22.3 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

The Company also established its VR Fund among the Company, its subsidiary IMAX China and other strategic investors to help finance the creation of interactive VR content experiences for use across all VR platforms, including in the pilot IMAX VR Centers. The VR Fund helped finance the production of one interactive VR experience, which debuted exclusively in the pilot IMAX VR Centers in November 2017 before being made available to other VR platforms. In December 2018, the Company announced that it had decided to close its remaining VR locations and write-off certain VR content investments. The Company has also decided to dissolve the VR Fund and not actively pursue any additional VR opportunities.

The following summarizes the movement of the non-controlling interest in temporary equity, in the Company’s subsidiary for the three months ended March 31, 2020:

Balance as at December 31, 2019	$5,908
Net loss	(408)
Balance as at March 31, 2020	$5,500

18.  Exit costs, restructuring charges and associated impairments

In 2018, the Company performed a strategic review of its business and decided to exit from certain non-core businesses or initiatives, which included closing its VR locations. In addition, as part of management’s efforts to decrease costs, the Company reduced certain functions and realigned resources. During the three months ended March 31, 2019, the Company recognized $0.9 million of charges associated with these actions in its Condensed Consolidated Statements of Operations, consisting of restructuring charges and costs to exit leases. Restructuring charges relate to the Company’s corporate unit and are comprised of employee severance costs including benefits and share-based compensation, costs of consolidating facilities and contract termination costs.

.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presented below is Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") for IMAX Corporation and its consolidated subsidiaries (“IMAX” or the “Company”) for the three months ended March 31, 2020 and 2019. MD&A should be read in conjunction with Note 14, "Segment Reporting" in the accompanying Condensed Consolidated Financial Statements in Item 1.

The Company indirectly owns approximately 69.71% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, future capital expenditures (including the amount and nature thereof), plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; risks related to the Company’s growth and operations in China; the performance of IMAX DMR® films; the signing of IMAX Theater System agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates; competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks relating to recent consolidation among commercial exhibitors and studios; risks related to new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security and data privacy; risks related to the Company’s inability to protect the Company’s intellectual property; general economic, market or business conditions; the failure to convert IMAX Theater System backlog into revenue; changes in laws or regulations; the failure to fully realize the projected cost savings and benefits from any of the Company’s restructuring initiatives; the impact of COVID-19 on our financial condition and results of operations and on the businesses of our customers and exhibitor partners; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

The Company makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after such filings have been made with the United States Securities and Exchange Commission (the “SEC”). Reports may be obtained free of charge through the SEC’s website at www.sec.gov and through the Company’s website at www.imax.com or by calling the Company’s Investor Relations Department at 212-821-0100. No information included on the Company's website shall be deemed included or otherwise incorporated into this filing, except where expressly indicated.

The information posted on the Company’s corporate and Investor Relations website may be deemed material to investors. Accordingly, investors, media and others interested in the Company should monitor the Company’s website in addition to the Company’s press releases, SEC filings and public conference calls and webcasts.

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, DMR®, IMAX nXos® and Films to the FullestTM, are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

OVERVIEW

IMAX is one of the world’s leading entertainment technology companies, specializing in technological innovations powering the presentation of some of today’s most immersive entertainment experiences. Through its proprietary software, theater architecture, patented intellectual property and specialized equipment, IMAX offers a unique end-to-end cinematic solution to create the highest-quality, most immersive motion picture and other entertainment event experiences for which the IMAX® brand has become known globally. Top filmmakers and studios utilize the cutting-edge visual and sound technology of IMAX to connect with audiences in innovative ways, and, as a result, IMAX’s network is among the most important and successful distribution platforms for major films and other events around the world.

The Company leverages its innovative technology and engineering in all aspects of its business, which principally consists of:

•

the digital remastering of films and other presentations into the IMAX format (“IMAX DMR”) by enhancing their image resolution and sound quality for exhibition in the IMAX network in exchange for a certain percentage of contingent box office receipts from movie studios and other content creators; and

•	the sale or lease of premium IMAX theater systems (“IMAX Theater Systems”) to exhibitor customers.

IMAX Theater Systems are based on proprietary and patented image, audio and other technology developed over the course of the Company’s 52-year history. The Company’s customers who purchase or lease IMAX Theater Systems are theater exhibitors that operate commercial theaters (particularly multiplexes), museums, science centers, or destination entertainment sites. The Company generally does not own the theaters in the IMAX network, but licenses the use of its trademarks along with the sale or lease of the IMAX Theater System.

The Company refers to all theaters using the IMAX Theater System as “IMAX theaters”. As at March 31, 2020, there were 1,616 IMAX Theater Systems operating in 81 countries and territories including 1,526 commercial multiplexes, 14 commercial destinations and 76 institutional locations. This compares to 1,514 IMAX Theater Systems operating in 81 countries and territories as of March 31, 2019 including 1,420 commercial multiplexes, 14 commercial destinations, 80 institutional locations. (See table below under “IMAX Network and Backlog” for additional information.)

The IMAX Theater System combines:

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

In addition, certain movies shown in IMAX theaters are filmed using proprietary IMAX film and IMAX certified digital cameras, which offer filmmakers customized guidance and workflow process to provide further enhanced and differentiated image quality and a film aspect ratio that delivers up to 26% more image onto a movie screen.

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

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. In 2018, the Company introduced IMAX with Laser, the Company’s next-generation laser projection system designed for IMAX theaters in commercial multiplexes, which represents a further evolution of IMAX’s proprietary technology. The Company believes that IMAX with Laser delivers increased resolution, sharper and brighter images, deeper contrast as well as the widest range of colors available to filmmakers today. The Company further believes that IMAX with Laser is helping facilitate the next major lease renewal and upgrade cycle for the global commercial IMAX network.

As at March 31, 2020, the Company has signed IMAX with Laser agreements with leading, global exhibitors such as AMC Entertainment Holdings, Inc. (“AMC”), Cineworld Group PLC (“Cineworld”), CGV Holdings Limited (“CGV”) and Les Cinémas Pathé Gaumont (“Pathé”) (among others) for a total of 140 new theaters, 157 upgrades to existing IMAX theaters, and 52 upgrades to existing arrangements in the Company’s backlog. As at March 31, 2020, 140 IMAX with Laser systems have been installed, and the Company’s backlog included 147 new IMAX with Laser systems and 94 upgrades to IMAX with Laser systems.

The Company is also experimenting with new technologies and new content as a way to deepen consumer engagement and brand loyalty, which includes curating unique, differentiated alternative content to be exhibited in IMAX theaters, particularly during those periods when Hollywood blockbuster film content is not available.  In 2019, the Company piloted filmed events including Anima, a one-night only event featuring music from Radiohead’s Thom Yorke, Soundgarden: Live from the Artist’s Den: The IMAX Experience, and the Kanye West film Jesus is King: The IMAX Experience in select IMAX theaters.

IMPACT OF COVID-19 PANDEMIC

In late-January 2020, in response to the public health risks associated with the novel coronavirus and the disease that it causes (“COVID-19”) the Chinese government directed exhibitors in China to temporarily close more than 70,000 movie theaters, including all of the approximately 700 IMAX theaters in mainland China. The theaters have been closed since late-January 2020, and have not yet reopened as of the date of this report. On March 11, 2020, due to the worsening public health crisis associated with the novel coronavirus, COVID-19 was characterized as a pandemic by the World Health Organization, and in the following weeks, local, state and national governments instituted stay-at-home orders and restrictions on large public gatherings which have caused movie theaters in countries around the world to temporarily close, including substantially all of the IMAX theaters in those countries. As a result of the theater closures, Hollywood and Chinese movie studios have also postponed the release of multiple films, including many scheduled to be shown in IMAX theaters.

The repercussions of the COVID-19 global pandemic resulted in a significant decrease in the Company’s revenues and earnings in the first quarter of 2020 as gross box office (“GBO”) results declined significantly, the installation of theater systems was delayed, and maintenance services were suspended. During the time period when a significant number of theaters in the IMAX network are closed, the Company has and will continue to experience a significant decline in earnings as it will generate effectively no GBO based revenue from its joint revenue sharing arrangements and digital remastering services, it will not charge maintenance fees to theater operators, and theater system installations will be delayed. In addition, the Company will also experience delays in collecting payments due under existing theater sale or lease arrangements from its exhibitor partners who may now be facing financial difficulties as a result of the theater closures.

The Company may continue to be significantly impacted by the COVID-19 global pandemic even after some or all theaters are reopened. The global economic impact of COVID-19 has led to record levels of unemployment in certain countries and may lead to lower consumer spending in the near term. The timing of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company’s ability to generate significant GBO-based revenue until such time as consumer spending recovers.

In response to uncertainties associated with the COVID-19 pandemic, the Company has taken and is continuing to take significant steps to preserve cash by eliminating non-essential costs, reducing employee hours and deferring all non-essential capital expenditures to minimum levels. The Company has also implemented an active cash management process, which, among other things, requires senior management approval of all outgoing payments. In addition, in the first quarter of 2020, management decided to draw down the $280.0 million in remaining borrowing capacity under its credit facility. Furthermore, the Company is in the process of reviewing and applying for wage subsidies, tax credits and other financial support under the newly enacted COVID-19 relief legislation in the countries in which it operates. However, the legislation and guidance from the authorities continues to evolve and so the amount and timing of support, if any, that the Company could receive is not determinable at this time, and there can be no guarantees that the Company will receive financial support through these programs.

See “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part II, Item 1A of this Form 10-Q.

SOURCES OF REVENUE

For the purposes of MD&A the Company has organized its reportable segments into the following four categories: (i) IMAX Technology Network; (ii) IMAX Technology Sales and Maintenance; (iii) New Business Initiatives; and (iv) Film Distribution and Post-production. Within these categories are the Company’s following reportable segments: (i) IMAX DMR; (ii) Joint Revenue Sharing Arrangements; (iii) IMAX Systems, (iv) IMAX Maintenance; (v) Other Theater Business; (vi) New Business Initiatives; (vii) Film Distribution; and (viii) Film Post-production. In the first quarter of 2020, the Company updated certain account names within revenues and costs and expenses applicable to revenues in its Condensed Consolidated Statements of Operations to better describe the nature of its revenue-generating activities and related costs. For additional details regarding the Company’s sources of revenue, refer to its 2019 Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

IMAX Technology Network

The IMAX Technology Network earns revenue based on contingent box office receipts and includes the IMAX DMR segment and contingent rent from the Joint Revenue Sharing Arrangement (“JRSA”) segment, as described in more detail below.

IMAX DMR

The Company has developed IMAX DMR, a proprietary technology that digitally remasters Hollywood films into IMAX formats. In a typical IMAX DMR film arrangement, the Company receives a percentage of the box office receipts from studios in exchange for converting commercial films into IMAX DMR format and distributing them through the IMAX network. In recent years, the percentage of gross box office receipts earned in IMAX DMR arrangements has averaged approximately 12.5%, except for within Greater China, where the Company receives a lower percentage of net box office receipts for certain Hollywood films.

IMAX DMR digitally enhances the image resolution of motion picture films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. The original soundtrack of a film to be exhibited in IMAX theaters is remastered for IMAX digital sound systems in connection with the IMAX DMR release. Unlike the soundtracks played in conventional theaters, IMAX remastered soundtracks are uncompressed and full fidelity. IMAX sound systems use proprietary loudspeaker systems and proprietary surround sound configurations that ensure every theater seat is in an optimal listening position.

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film: collectively, the Company refers to those enhancements as “IMAX DNA”. Filmmakers and studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting films with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a movie screen. Avengers: Endgame, the highest-grossing film in history, released in April 2019, was shot entirely using IMAX cameras. In addition, to date in 2020 Universal Pictures’ 1917 was released with select scenes specifically formatted for IMAX screens.

The Company believes that growth in international box office remains an important driver of growth for the Company. To support continued growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets (particularly in China). During 2019, 18 local language IMAX DMR films, including 14 in China and one in each of Japan, South Korea, India and Russia, were released to the IMAX network. The blockbuster Ne Zha: the IMAX experience was released in China in July 2019 and it is the Company’s first Chinese animated local language film title. During the three months ended March 31, 2020, one local language IMAX DMR film was released to the IMAX network, in Russia. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX network in the remainder of 2020 and beyond.

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate for the IMAX network. However, as a result of the theater closures associated with COVID-19, Hollywood and Chinese movie studios have postponed the release of multiple films, including many scheduled to be shown in IMAX theaters. Accordingly, the anticipated release dates for any films are uncertain.

Joint Revenue Sharing Arrangements – Contingent Rent

The JRSA segment provides IMAX theater systems to exhibitors through joint revenue sharing arrangements. Under the traditional form of these arrangements, IMAX provides the IMAX projection and sound system under a long-term lease in which the Company assumes the majority of the equipment and installation costs. In exchange for its upfront investment, the Company earns rent based on a percentage of contingent box office receipts and, in some cases, concession revenues, rather than requiring the customer to pay a fixed upfront fee or annual minimum payments. The contingent rent earned from these arrangements is reported within the IMAX Technology Network. Rental payments from the customer are required throughout the term of the arrangement and are due either monthly or quarterly. The Company retains title to the IMAX Theater System equipment components throughout the lease term, and the equipment is returned to the Company at the conclusion of the arrangement.

Under certain other joint revenue sharing arrangements, knowns as hybrid arrangements, the customer is responsible for making fixed upfront payments prior to the delivery and installation of the IMAX Theater System in an amount that is typically half of what the Company would receive from a typical sale transaction. As with a traditional joint revenue sharing arrangement, the customer also pays the Company a percentage of contingent box office receipts over the term of the arrangement, although this percentage is typically half that of a traditional joint revenue sharing arrangement. For hybrid joint revenue sharing arrangements that take the form of a lease, the contingent rent is reported within the IMAX Technology Network, while the fixed upfront payment is recorded as revenue within IMAX Technology Sales and Maintenance, as discussed below. For hybrid joint revenue sharing arrangements that take the form of a sale, see the discussion below under IMAX Technology Sales and Maintenance.

Joint revenue sharing arrangements also require IMAX to provide maintenance and extended warranty services to the customer over the term of the lease in exchange for a separate fixed annual fee. These fees are reported within IMAX Technology Sales and Maintenance, as discussed below.

Under most joint revenue sharing arrangements (both traditional and hybrid), the initial non-cancellable term is 10 years or longer and is renewable by the customer for one to two additional terms of between three to five years. The Company has the right to remove the equipment for non-payment or other defaults by the customer. The contracts are non-cancellable by the customer unless the Company fails to perform its obligations.

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

IMAX Technology Sales and Maintenance

The IMAX Technology Sales and Maintenance category includes results from the IMAX Systems, IMAX Maintenance and Other Theater Business segments, as well as certain revenues from the JRSA segment, as described in more detail below.

IMAX Systems

The IMAX Systems segment provides IMAX Theater Systems to exhibitors through sale arrangements or long-term lease arrangements that for accounting purposes are classified as sales-type leases. Under these arrangements, in exchange for providing the IMAX Theater System, the Company earns initial fees and ongoing consideration (which can include fixed annual minimum payments and contingent fees in excess of the minimum payments), as well as maintenance and extended warranty fees (see “IMAX Maintenance” below). The initial fees vary depending on the system configuration and location of the theater. Initial fees are paid to the Company in installments between the time of signing the arrangement and the time of system installation, which is when the total of these fees, in addition to the present value of future annual minimum payments, are recognized as revenue. Finance income is recognized over the term of a financed sale or sales-type lease arrangement as the unearned income on that financed sale or sales-type lease is earned. In addition, in sale arrangements, the variable consideration that may become due if certain annual minimum box office receipt thresholds are exceeded, is recorded as revenue in the period when the sale is recognized and adjusted in future periods based on actual results and changes in estimates. Variable consideration is only recognized on sales transactions to the extent the Company believes there is not a risk of significant revenue reversal.

In a sale agreement, the customer takes title to the IMAX Theater System equipment. In a hybrid joint revenue sharing arrangement that takes the form of a sale, title and control of the IMAX Theater System generally transfers to the customer upon the earlier of client acceptance of the theater installation, including projectionist training, or the theater opening to the public. In certain instances, however, the Company retains title or a security interest in the equipment until the customer has made all payments required by the agreement or until certain shipment events for the equipment have occurred. In a sales-type lease arrangement, title to the IMAX Theater System equipment remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer.

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

Joint Revenue Sharing Arrangements – Fixed Fees

Under certain joint revenue sharing arrangements, known as hybrid arrangements, the customer is responsible for making fixed upfront payments prior to the delivery and installation of the IMAX Theater System in an amount that is typically half of what the Company would receive from a typical sale transaction. For hybrid joint revenue sharing arrangements that take the form of a lease, the contingent rent is reported in the period of the underlying box results within the IMAX Technology Network, as discussed above, while the fixed upfront payment is recorded as revenue within IMAX Technology Sales and Maintenance.

IMAX Maintenance

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

Other Theater Business

The Other Theater Business segment principally includes after-market sales of IMAX projection system parts and 3D glasses.

New Business Initiatives

The New Business Initiatives segment includes activities related to the exploration of new lines of business and new initiatives outside of the Company’s core business to leverage its proprietary, innovative technologies, its leadership position in the entertainment technology space and its unique relationship with content creators. Such new business initiatives currently include IMAX Enhanced and Connected Theaters, as discussed below.

IMAX Enhanced

In September 2018, the Company announced a new home entertainment licensing and certification program called IMAX Enhanced. This initiative was launched along with audio leader DTS (an Xperi subsidiary), capitalizing on the companies’ decades of combined expertise in image and sound science. The certification program combines high-end consumer electronics products with IMAX digitally remastered 4K high dynamic range (HDR) content and DTS audio technologies to offer consumers immersive sight and sound experiences for the home.

To be accepted into the program, leading consumer electronics manufacturers must design 4K HDR televisions, A/V receivers, sound systems and other home theater equipment to meet a carefully prescribed set of audio and video performance standards, set by a certification committee of IMAX and DTS engineers and some of Hollywood’s leading technical specialists.

The program will digitally remaster content to produce more vibrant colors, greater contrast and sharper clarity, and will also deliver an IMAX signature sound experience.

IMAX Enhanced Program device partners include Sony Electronics, Denon, Marantz, Pioneer, TCL (among others) and studio partners include Sony Pictures and Paramount Pictures.

Connected Theaters

The Company is currently exploring new technologies and forms of content as a way to deepen consumer engagement and brand loyalty. As such, the Company is currently engaged in discussions regarding new technologies to further connect the IMAX network and to facilitate bringing more unique content, including live events, to IMAX theater audiences. The Company believes such additional connectivity can provide more innovative content to the IMAX network and in turn permit the Company to engage audiences in new ways.

The Company continues to believe that the IMAX network serves as a valuable platform to launch and distribute original content, especially during periods between peak and off-peak seasons, known as shoulder periods.

Film Distribution and Post-production

Through the Film Distribution segment, the Company distributes large-format films, primarily for its institutional theater partners. The Company generally distributes films which it produces or for which it has acquired distribution rights from independent producers. The Company receives either a percentage of the theater box office receipts or a fixed amount as a distribution fee. The Company expects to release the IMAX original production, Asteroid Hunters, later in 2020.

The Film Post-production segment provides film post-production and quality control services for large-format films (whether produced by IMAX or third parties), and digital post-production services.

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by type and geographic location as at March 31:

	2020				2019
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	371	4	30	405	364	4	32	400
Canada	39	2	7	48	39	2	7	48
Greater China(1)	699	—	15	714	631	—	15	646
Western Europe	114	4	8	126	103	4	10	117
Asia (excluding Greater China)	120	2	2	124	112	2	2	116
Russia & the CIS	68	—	—	68	62	—	—	62
Latin America(2)	50	1	12	63	48	1	12	61
Rest of the World	65	1	2	68	61	1	2	64
Total	1,526	14	76	1,616	1,420	14	80	1,514

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

The Company currently believes that over time its commercial multiplex network could grow to approximately 3,318 IMAX theaters worldwide from the 1,526 operating as at March 31, 2020. The Company believes that the majority of its future growth will come from international markets. As at March 31, 2020, 72.0% of IMAX Theater Systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 70.4% as at March 31, 2019. Revenues and gross box office derived from international markets continue to exceed revenues and gross box office from the United States and Canada. Risks associated with the Company’s international business are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2019 Form 10-K.

Greater China is the Company’s largest market, measured by revenues, with approximately 31.4% of overall revenues generated from the Company’s Greater China operations in the year ended December 31, 2019. This percentage decreased to 15.1% in the three months ended March 31, 2020 due to the repercussions of COVID-19 on the Company’s business during the period. As at March 31, 2020, the Company had 714 theaters operating in Greater China with an additional 260 theaters in backlog that are scheduled to be installed by 2023. The Company’s backlog in Greater China represents 48.8% of the Company’s current backlog including upgrades. The Company’s largest single international partnership is in China with Wanda Film (“Wanda”). Wanda’s total commitment to the Company is for 359 IMAX Theater Systems in Greater China (of which 354 IMAX Theater Systems are under the parties’ joint revenue sharing arrangement). See “Risk Factors – The Company faces risks in connection with the continued expansion of its business in China” in Item 1A of the Company’s 2019 Form 10-K.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” in Item 2 of this Form 10-Q and “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part II, Item 1A of this Form 10-Q.

The following tables provide detailed information about the Commercial Multiplex theaters in operation within IMAX network by arrangement type and geographic location as at March 31:

	2020
	Commercial Multiplex Theaters in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	278	5	127	410
International:
Greater China	358	102	239	699
Asia (excluding Greater China)	33	2	85	120
Western Europe	45	27	42	114
Russia & the CIS	—	—	68	68
Latin America	2	—	48	50
Rest of the World	15	—	50	65
International Total	453	131	532	1,116
Worldwide Total	731	136	659	1,526

	2019
	Commercial Multiplex Theaters in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	273	5	125	403
International:
Greater China	319	96	216	631
Asia (excluding Greater China)	34	1	77	112
Western Europe	40	26	37	103
Russia & the CIS	—	—	62	62
Latin America	1	—	47	48
Rest of the World	14	—	47	61
International Total	408	123	486	1,017
Worldwide Total	681	128	611	1,420

As at March 31, 2020, 278 (2019 — 273) of the 731 (2019 — 681) theaters under traditional joint revenue sharing arrangements in operation, or 38.0% (2019 — 40.1%), were located in the United States and Canada, with the remaining 453 (2019 — 408) or 62.0% (2019 — 59.9%) of theaters being located in international markets.

Sales Backlog

The following table provides detailed information about the Company’s sales backlog:

	March 31, 2020								March 31, 2019
	Number of				Dollar Value				Number of				Dollar Value
	Systems				(in thousands)				Systems				(in thousands)
	New		Upgrade		New		Upgrade		New		Upgrade		New		Upgrade
Sales and sales-type lease arrangements	169		11		$206,317	(1)	$14,518	(1)	179		3		$231,074	(1)	$4,421	(1)
Joint revenue sharing arrangements
Hybrid lease arrangements	131		7		96,650		5,560		108		9		58,903		7,185
Traditional arrangements	133	(2)	82	(2)	300	(3)	5,500	(3)	178	(2)	94	(2)	400	(3)	7,500	(3)
	433		100		$303,267		$25,578		465		106		$290,377		$19,106

(1)	Includes a variable consideration estimate of $17.2 million (2019 — $16.1 million).
(2)	Includes 46 IMAX Theater Systems (2019 — 46) where the customer has the option to convert from a joint revenue sharing arrangement to a sales arrangement.
(3)	Reflects contractual upfront payments. Future contingent payments are not reflected as these are based on negotiated shares of box office results.

The number of IMAX Theater Systems in the backlog reflects the minimum number of commitments under signed contracts. The dollar value fluctuates depending on the number of new arrangements signed from year to year, which adds to backlog and the installation and acceptance of IMAX Theater Systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed IMAX Theater System sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated system, as well as an estimate of variable consideration, however it excludes amounts allocated to maintenance and extended warranty revenues. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, operating leases and long-term conditional theater commitments. Theaters under joint revenue sharing arrangements do not usually have dollar value in backlog, although certain IMAX Theater Systems under joint revenue sharing arrangements provide for contracted upfront payments and therefore carry a backlog value based on those payments. The Company believes that the contractual obligations for IMAX Theater System installations that are listed in sales backlog are valid and binding commitments.

From time to time, in the normal course of its business, the Company will have customers who are unable to proceed with an IMAX Theater System installation for a variety of reasons, including the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the agreement with the customer is terminated or amended. If the agreement is terminated, once the Company and the customer are released from all their future obligations under the agreement, all or a portion of the initial rents or fees that the customer previously made to the Company are recognized as revenue.

Certain of the Company’s contracts contain options for the customer to elect to upgrade system type during the term or to alter the contract structure (for example, from a joint revenue sharing arrangement to a sale) after signing but before installation. Current backlog information reflects all known elections.

The following tables provide detailed information about the Company’s sales backlog by arrangement type and geographic location as at March 31:

	2020
	IMAX Theater System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	124	3	11	138
International:
Greater China	67	122	71	260
Asia (excluding Greater China)	5	—	34	39
Western Europe	12	13	7	32
Russia & the CIS	—	—	15	15
Latin America	3	—	10	13
Rest of the World	4	—	32	36
International Total	91	135	169	395
Worldwide Total	215	138	180	533	(1)

	2019
	IMAX Theater System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	144	3	9	156
International:
Greater China	95	99	82	276
Asia (excluding Greater China)	11	—	37	48
Western Europe	17	15	10	42
Russia & the CIS	—	—	17	17
Latin America	1	—	9	10
Rest of the World	4	—	18	22
International Total	128	114	173	415
Worldwide Total	272	117	182	571	(2)

(1)	Includes 147 new IMAX with Laser projection system configurations and 94 upgrades of existing locations to IMAX with Laser projection system configurations.
(2)	Includes 79 new IMAX with Laser projection system configurations and 103 upgrades of existing locations to IMAX with Laser projection system configurations.

Approximately 74.1% of IMAX Theater System arrangements in backlog as at March 31, 2020 are scheduled to be installed in international markets (2019 — 72.7%).

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” in Item 2 of this Form 10-Q and “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part II, Item 1A of this Form 10-Q.

Signings and Installations

The following tables provide detailed information about IMAX Theater System signings and installations:

	For the Three Months Ended
	March 31,
	2020	2019
Theater System Signings:
New IMAX Theater Systems
Sales and sales-type lease arrangements	2	9
Hybrid joint revenue sharing lease arrangements	—	3
Traditional joint revenue sharing arrangements	2	2
Total new IMAX Theater Systems	4	14
Upgrades of IMAX Theater Systems	11	9
Total IMAX Theater System signings	15	23

	For the Three Months Ended
	March 31,
	2020	2019
Theater System Installations:
New IMAX Theater Systems
Sales and sales-type lease arrangements	2	6
Hybrid joint revenue sharing lease arrangements	1	4
Traditional joint revenue sharing arrangements	2	4
Total new IMAX Theater Systems	5	14
Upgrades of IMAX Theater Systems	7	3
Total IMAX Theater System installations	12	17

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” in Item 2 of this Form 10-Q and “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part II, Item 1A of this Form 10-Q.

RESULTS OF OPERATIONS

The Company’s business and future prospects are evaluated by Richard L. Gelfond, its Chief Executive Officer (“CEO”), using a variety of financial and operational metric including:

•	the signing, installation and financial performance of theater system arrangements, particularly those involving joint revenue sharing arrangements and laser-based projection systems;

•	film performance and the securing of new film projects particularly IMAX DMR films;

•	the continuing ability to invest in and improve the Company’s technology to enhance the differentiation of The IMAX Experience, versus other cinematic experiences;

•	revenues and gross margins from the Company’s segments, as discussed below;

•	earnings from operations as adjusted for unusual items;

•	the overall execution, reliability and consumer acceptance of The IMAX Experience;

•	the success of new business initiatives; and

•	short- and long-term cash flow projections.

The CEO is the Company’s Chief Operating Decision Maker (“CODM”), as such term is defined under generally accepted accounting principles. The CODM, along with other members of management, assess segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, research and development costs, the amortization of intangibles, receivables provisions (recoveries), write-downs (net of recoveries), interest income, interest expense and the income tax provision are not allocated to the segments.

The Company has organized its reportable segments into the following four categories: (i) IMAX Technology Network; (ii) IMAX Technology Sales and Maintenance; (iii) New Business Initiatives; and (iv) Film Distribution and Post-production. Within these categories are the Company’s following reportable segments: (i) IMAX DMR; (ii) Joint Revenue Sharing Arrangements; (iii) IMAX Systems, (iv) IMAX Maintenance; (v) Other Theater Business; (vi) New Business Initiatives; (vii) Film Distribution; and (viii) Film Post-production which are described above under “Sources of Revenue.” The Company believes that this approach is consistent with how the CODM reviews the financial performance of the business and makes strategic decisions regarding resource allocation and investments to meet long-term business goals. Management believes that a discussion and analysis based on the four categories listed above is significantly more relevant and useful to readers, as the Company’s consolidated statements of operations captions combine results from several segments.

Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019

For the three months ended March 31, 2020, the Company reported a net loss attributable to common shareholders of $(49.4) million, or $(0.82) per basic and diluted share, as compared to net income attributable to common shareholders of $8.3 million, or $0.13 per basic and diluted share, for the same period in 2019. For the three months ended March 31, 2020, the Company reported an adjusted net loss attributable to common shareholders* of $(28.7) million, or $(0.48) per basic and diluted share*, as compared to adjusted net income attributable to common shareholders* of $10.8 million, or $0.18 per diluted share*, for the same period in 2019.

The following table sets forth the breakdown of revenue and gross margin by category and reportable segment for the three months ended March 31:

(In thousands of U.S. dollars)	Revenue		Gross Margin
	2020	2019	2020	2019
IMAX Technology Network
IMAX DMR	$10,629	$27,950	$4,443	$19,775
Joint revenue sharing arrangements, contingent rent	5,971	18,044	(1,618)	11,935
	16,600	45,994	2,825	31,710
IMAX Technology Sales and Maintenance
IMAX Systems (1)	5,688	13,026	3,176	7,052
Joint revenue sharing arrangements, fixed fees	770	2,539	179	295
IMAX Maintenance	7,370	12,951	759	5,281
Other Theater Business (2)	1,263	1,626	610	475
	15,091	30,142	4,724	13,103
New Business Initiatives	478	834	361	619
Film Distribution and Post-production	2,494	2,662	(1,935)	(25)
	34,663	79,632	5,975	45,407
Other	239	566	(889)	(267)
Total	$34,902	$80,198	$5,086	$45,140

(1)

Includes initial payments and the present value of fixed minimum payments from sale and sales-type lease arrangements of IMAX Theater Systems, and the present value of estimated variable consideration from sales of IMAX Theater Systems. To a lesser extent, also includes finance income associated with these revenue streams.

(2)	Principally includes after-market sales of IMAX projection system parts and 3D glasses.

*	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

In the first quarter of 2020, substantially all of the theaters in the IMAX network were closed for some period of the time, with the theaters in Greater China closed since late-January and the remainder of the Company’s theaters closed in mid-to-late March, due to the outbreak of the COVID-19 global pandemic. As a result, the Company’s results of operations for the period materially declined versus the prior year period. For the three months ended March 31, 2020, revenues and gross margin decreased $45.3 million (56.5%) and $40.0 million (88.7%), respectively, when compared to the same period in 2019.

IMAX Technology Network

IMAX Technology Network performance is impacted by box office performance, as well as other factors including the timing of  film release to the IMAX network, the commercial success of the film, the level of marketing spend associated with films released in the period, the Company’s take rates under its DMR and joint revenue sharing arrangements, and the distribution window for the exhibition of films in the IMAX network. Other factors impacting IMAX Technology Network performance include fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations.

For the three months ended March 31, 2020, IMAX Technology Network revenues and gross margin decreased $29.4 million (63.9%) and $28.9 million (91.1%), respectively, when compared to the same period in 2019. See below for a discussion of the performance of the IMAX DMR and JRSA, contingent rent, categories.

IMAX DMR

For the three months ended March 31, 2020, IMAX DMR revenues and gross margin decreased by $17.3 million (62.0%) and $15.4 million (77.5%), respectively, when compared to the same period in 2019. These decreases are due to a $161.1 million (62.8%) decrease in GBO generated by IMAX DMR films in the first quarter of 2020, due to the temporary closure of theaters in the network due to the public health risks associated with the COVID-19 global pandemic. In the first quarter of 2020, GBO was generated primarily by the exhibition of 13 films (9 new and 4 carryovers), as compared to 24 films (12 new and 12 carryovers) exhibited in the first quarter of 2019.

IMAX DMR gross margin is a function of the costs associated with the respective films exhibited in the period, and can vary particularly with respect to marketing expenses. DMR marketing expenses in the first quarter of 2020 were $2.4 million, as compared to $3.9 million in the first quarter of 2019.

Joint Revenue Sharing Arrangements – Contingent Rent

 For the three months ended March 31, 2020, JRSA contingent rent revenue and gross margin decreased $12.0 million (66.9%) and $13.6 million (113.6%), respectively, when compared to the same period in 2019. As at March 31, 2020, 867 theaters were operating under joint revenue sharing arrangements, as compared to 809 theaters as at March 31, 2019, an increase of 7.2%. The decreases in revenue and gross margin are due to an $88.9 million (66.6%) decrease in GBO generated by IMAX DMR films in the first quarter of 2020 due to the temporary closure of theaters in the network due to the public health risks associated with the COVID-19 global pandemic.

JRSA margin is a function of the revenue generated at each JRSA theater system location, along with the costs associated with each theater system, such as the increase in depreciation on new IMAX with Laser systems and costs incurred for the upgrade of theater systems from a digital-xenon system to an IMAX with Laser system. Included in the calculation of JRSA gross margin for the first quarter of 2020 was depreciation of $6.9 million, as compared to $5.6 million in the first quarter of 2019, as a result of the 7.2% increase in the number of theaters operating under joint revenue sharing arrangements. The JRSA gross margin includes certain advertising, marketing and commission costs primarily associated with new theater launches of $0.5 million, as compared to $0.1 million during the first quarter of 2019. Advertising, marketing and commission costs are driven by the number of JRSA theater systems deployed in a given quarter, for which there were 9 in the quarter.

IMAX Technology Sales and Maintenance

The primary drivers of IMAX Technology Sales and Maintenance performance are the number of IMAX Theater systems installed in a period, and the level of gross margin percentage earned on each installation, as well as the associated maintenance contracts that accompany each theater installation.

The installation of IMAX Theater Systems in newly built theaters or multiplexes, which make up a large portion of the Company’s theater system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control. The following table provides detailed information about the mix of IMAX Theater System installations for the three months March 31:

	For the Three Months Ended March 31,
	2020		2019
	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Theater Systems — installed and recognized
Sales and sales-types lease arrangements(1)	2	$2,000	6	$8,278
Joint revenue sharing arrangements — hybrid	1	770	4	2,539
Total new IMAX Theater Systems	3	2,770	10	10,817

IMAX theater system upgrades — installed and recognized
Sales and sales-types lease arrangements	—	—	1	495
Total IMAX Theater Systems installed and recognized	3	$2,770	11	$11,312

(1)

The arrangements for the sale of IMAX Theater System includes fixed upfront and ongoing consideration, including indexed annual minimum payment increases over the term of the arrangement, as well as provision for additional payments in excess of the minimum agreed payments in situations when the theater exceeds certain box office thresholds.

The average revenue per full, new IMAX Theater System under a sales and sales-type lease arrangement varies depending upon the number of IMAX Theater System commitments with a single respective exhibitor, an exhibitor’s location or various other factors. Average revenue per full, new IMAX Theater System under a sales and sales-type lease arrangement was $1.0 million during the first quarter of 2020, compared to $1.4 million during the first quarter of 2019.

For the three months ended March 31, 2020, IMAX Technology Sales and Maintenance revenue and gross margin decreased $15.1 million (49.9%) and $8.4 million (63.9%), respectively, when compared to the same period in 2019 due to the temporary closure of theaters in the network due to the public health risks associated with the COVID-19 global pandemic. See below for a discussion of the performance of IMAX Systems and IMAX Maintenance.

IMAX Systems

For the three months ended March 31, 2020, IMAX Systems revenue and gross margin decreased $7.3 million (56.3%) and $3.9 million (55%), respectively, when compared to the same period in 2019. These decreases are the result of eight fewer IMAX Theater System installations in the first quarter of 2020, as compared to the first quarter of 2019, due to a delay in theater system installations amidst the COVID-19 pandemic.

IMAX Maintenance

For the three months ended March 31, 2020, IMAX Maintenance revenue and gross margin decreased $5.6 million (43.1%) and $4.5 million (85.6%), respectively. These decreases are due to the temporary closure of theaters in the network due to the public health risks associated with the COVID-19 global pandemic. During the period while theaters are closed, the Company will not be able to provide maintenance services to the theaters in the network and the associated revenue will not be recognized.

Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Film Distribution and Post-production

For the three months ended March 31, 2020,  film distribution and post-production revenue decreased $0.2 million (6.3%) and the margin loss increased by $1.9 million, respectively, when compared to the same period in 2019. The Company reviewed the carrying value of certain film assets as a result of lower than expected revenue being generated during the year and revised expectations for future revenues based on the latest information available. In the first quarter of 2020, an impairment of $2.3 million was recorded based on the carrying value of the films as compared to the estimated future box office and related revenues that are ultimately expected to be generated by their exploitation.

Selling, General and Administrative Expenses

The following reflects the significant items impacting selling, general and administrative expenses for the first quarter of 2020 and 2019:

	Three Months Ended
	March 31,		Variance
	2020	2019	$	%
Staff costs	$16,344	$16,823	$(479)	(2.8)%
Share-based compensation	3,707	3,903	(196)	(5.0)%
Consulting and professional fees	3,125	2,358	767	32.5%
Marketing	1,018	1,528	(510)	(33.4)%
Foreign exchange loss	699	222	477	214.9%
Other general corporate expenditures	3,743	2,815	928	33.0%
Total	$28,636	$27,649	$987	3.6%

Other general corporate expenditures include professional fees and travel and entertainment.

For the three months ended March 31, 2020, selling, general and administrative expenses increased $1.0 million (3.6%), when compared to 2019. Selling, general and administrative expenses excluding the impact of share-based compensation were $24.9 million in the first quarter of 2020, as compared to $23.7 million in the first quarter of 2019, representing an increase of $1.2 million (5.0%). These increases are primarily driven by a $0.8 million increase to consulting and professional fees and a $0.9 million increase in other general corporate expenses, partially offset by decreases in marketing and staff costs.

Research and Development

A significant portion of the Company’s research and development efforts over the past several years have been focused on IMAX with Laser, the Company’s next-generation laser-based projection system, which the Company believes delivers increased resolution, sharper and brighter images, deeper contrast as well as the widest range of colors available to filmmakers today.

For the three months ended March 31, 2020, research and development expenses increased $1.1 million (93.7%), when compared to the same period in 2019, primarily due to costs associated with the Connected Theaters initiative.

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

The Company has been, and intends to continue, using time and resources during the theater shutdown caused by the COVID-19 global pandemic to work on leveraging and developing technologies and systems to help bring additional interactivity to its theater network, better manage certain of the Company’s internal workflows and better organize and codify certain of the Company’s data.  During previous adverse events and downturns in the cinema business, the Company fostered many of the innovations that helped enable its global growth in recent years, including the development of its proprietary DMR process and the creation of its joint-revenue sharing business model.

Credit Loss Expense

For the three months ended March 31, 2020, the Company recorded a provision for current expected credit losses of $10.2 million reflecting a reduction in the credit quality of its theater and studio related receivable balances as a result of the risks and uncertainties associated with the COVID-19 pandemic, as discussed in Note 2 of Notes to the Condensed Consolidated Financial Statements. Management’s judgments regarding expected credit losses are based on the facts available to management. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. For the three months ended March 31, 2019, credit loss expense was $0.4 million. (See Notes 2 and 3 of Notes to the Condensed Consolidated Financial Statements)

Asset Impairments

For the three months ended March 31, 2020, the Company recorded asset impairments of $1.2 million (2019 – Nil) principally related to write-down of content-related assets which became impaired in the period.

Change in fair value of equity securities

In the first quarter of 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) and purchased equity securities for $15.2 million. These equity securities are traded on the Hong Kong Stock Exchange, and the Company is required to adjust the fair value of the securities each period to reflect the current market value. This adjustment will fluctuate based on the closing market price at the end of each period. For the three months ended March 31, 2020, the fair value of the Company’s investment in Maoyan had an unrealized loss of $4.5 million, as compared to an unrealized gain of $2.5 million in the same period of 2019, which are both recognized in the Condensed Consolidated Statements of Operations.

Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2020 is -35.8% and differs from the Canadian statutory tax rate of 26.2%, primarily due to permanent book to tax differences, investment and other tax credits, jurisdictional tax rate differences, managements estimates for favourable or unfavourable resolution of various tax examinations and the reversal of the indefinite reinvestment assertion.

For the quarter ended March 31, 2020, the Company recorded income tax expense of $15.5 million (2019 — $3.6 million). In the first quarter of 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As a result, the Company recognized a deferred tax liability of $19.7 million in the first quarter of 2020 for the applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings. Cash held outside of Canada as at March 31, 2020 was $89.5 million (December 31, 2019 — $90.1 million), of which $67.8 million was held in the People’s Republic of China (“PRC”) (December 31, 2019 — $67.6 million).

In addition, in the first quarter of 2020, the Company recognized income tax expense of $4.8 million (2019 — $0.4 million) related to a provision for uncertain tax positions and an expense of $0.7 million (2019 — $0.3 million) recognized to reduce the tax benefit available on share-based compensation costs recognized in the period.

As at March 31, 2020, the Company had net deferred income tax assets after valuation allowance of $38.0 million (December 31, 2019 — $23.9 million), which consists of a gross deferred income tax asset of $38.2 million (December 31, 2019 — $24.1 million), against which the Company is carrying a $0.2 million valuation allowance (December 31, 2019 — $0.2 million) and a deferred income tax liability of $19.7 million (December 31, 2019 — $nil). During the three months ended March 31, 2020, deferred tax assets increased by $14.1 million due to losses recognized in the period. The recoverability of these deferred tax assets is subject to certain levels of future taxable income and is subject to the uncertainties associated with accounting estimates, as discussed in Note 1 of Notes to the Condensed Consolidated Financial Statements. Based on a review of the projected future earnings of the Company there was no change in management’s estimates of the recoverability of the Company’s deferred tax assets.

The Company’s Chinese subsidiary had taken a deduction for certain share-based compensation issued by the Chinese subsidiary’s parent company in a prior period and had recognized a related deferred tax asset of $1.4 million (December 31, 2019 — $1.4 million). Chinese regulatory authorities responsible for capital and exchange controls will need to review and approve the proposed settlement of these transactions before they can be completed. There may be a requirement for future investment of funds into China in order to secure the deduction. Should the Company proceed, any such future investment would come from existing capital invested in the IMAX China group of companies being redeployed amongst the IMAX China group of companies, including the Chinese subsidiary.

Equity Method Investments

For the three months ended March 31, 2020, the Company reported a loss of $0.5 million related its proportionate share of equity investee results, as compared to a loss of $0.1 million in the same period of the prior year, due to the write-off of deferred tax assets related to an equity method investment.

Non-Controlling Interests

The Company’s Condensed Consolidated Financial Statements include the non-controlling interest in the net income of IMAX China as well as the impact of non-controlling interests in its subsidiaries created for the Original Film Fund and VR Content Fund activity. For the three months ended March 31, 2020 the net loss attributable to non-controlling interests of the Company’s subsidiaries was $10.1 million (2019 ─ income of $4.2 million).

LIQUIDITY AND CAPITAL RESOURCES

The Company has Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as agent, and a syndicate of lenders party thereto. The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries (the “Guarantors”) and are secured by first-priority security interests in substantially all the assets of the Company and the Guarantors.

Under the Credit Agreement expands the Company’s revolving borrowing capacity is $300.0 million, and contains an uncommitted accordion feature allowing the Company to further expand its borrowing capacity to $440.0 million or greater, subject to certain conditions, depending on the mix of revolving and term loans comprising the incremental facility. The facility (the “Credit Facility”) matures on June 28, 2023.

In the first quarter of 2020, in response to uncertainties associated with the outbreak of the COVID-19 global pandemic and its impact on the Company’s business, management decided to draw down the remaining available Credit Facility borrowing capacity of $280.0 million, resulting in total outstanding borrowings of $300.0 million. The effective interest rate for the three months ended March 31, 2020 was 2.03% (2019 ― 3.57%).

Loans under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement). In addition, the Credit Facility has standby fees ranging from 0.25% to 0.38% based upon the Total Leverage Ratio.

The Credit Facility requires that the Company maintain a Senior Secured Net Leverage Ratio, as at the last day of any Fiscal Quarter (as defined in the Credit Agreement) of no greater than 3.25:1.00. The Company was in compliance with this requirement at March 31, 2020. The Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) was 1.93:1 as at March 31, 2020, where Total Debt (as defined in the Credit Agreement) is the sum of all obligations evidenced by notes, bonds, debentures or similar instruments, net of up to $75.0 million in unrestricted cash and cash equivalents outside of the People’s Republic of China (“PRC”), was $225.0 million. The longer the COVID-19 pandemic and associated protective measures persist, the more likely it becomes, in the absence of other actions by the Company, that it will be unable to maintain compliance with this covenant. In such an event, however, the Company expects to be able to obtain an amendment or waiver from its lenders, refinance the borrowings subject to covenants or take other mitigating actions prior to a potential breach. See “Non-GAAP Financial Measures” below for the Adjusted EBITDA per Credit Facility calculation.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” in Item 2 of this Form 10-Q and “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part II, Item 1A of this Form 10-Q.

Working Capital Loan

On July 24, 2019, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), the Company’s majority-owned subsidiary in China, renewed its unsecured revolving facility for up to 200.0 million Renminbi (approximately $30.0 million USD) to fund ongoing working capital requirements. There were no amounts drawn under the working capital facility at March 31, 2020 and December 31, 2019, and the amounts available for borrowing were 200.0 million Renminbi (approximately $30.0 million U.S. Dollars). The amounts available for borrowing are not subject to a standby fee.

Letters of Credit and Other Commitments

As at March 31, 2020, the Company did not have any letters of credit and advance payment guarantees outstanding (December 31, 2019 — $nil), under the Credit Facility.

On October 28, 2019, the Company entered into a $5.0 million facility for advance payment guarantees and letters of credit through the National Bank of Canada for use solely in conjunction with guarantees fully insured by Export Development Canada (the “NBC Facility”) to replace a Bank of Montreal Facility with substantially the same terms which expired on September 30, 2019. The NBC Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. As at March 31, 2020, the Company did not have any letters of credit or advance payment guarantees outstanding under the NBC Facility.

Cash and Cash Equivalents

As at March 31, 2020, the Company’s principal sources of liquidity included cash and cash equivalents of $352.3 million (including the $280.0 million in Credit Facility borrowings drawn in the first quarter of 2020, as discussed above), the anticipated collection of trade accounts receivable of $64.8 million including receivables from theaters under joint revenue sharing arrangements and DMR agreements with studios, anticipated collection from financing receivables due in the next 12 months of $29.4 million and payments expected in the next 12 months on existing backlog deals. There were no letters of credit and advance payment guarantees outstanding under the Credit Facility or the NBC Facility. Cash held outside of Canada as at March 31, 2020 was $89.5 million (December 31, 2019 — $90.1 million), of which $67.8 million was held in the PRC (December 31, 2019 — $67.6 million). Funds repatriated from certain jurisdictions are subject to withholding taxes when dividends are paid. The Company recognized a charge of $19.7 million in the three months ended March 31, 2020 for withholding taxes applicable to historical foreign earnings.

In 2017, the Company's Board of Directors announced a new share repurchase program which authorizes the repurchase of up to $200.0 million of its common shares by June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the three months ended March 31, 2020, the Company repurchased 2,484,123 common shares at an average price of $14.72 per share, excluding commissions.

During the three months ended March 31, 2020, the Company had an increase in cash of $242.8 million. The Company used cash of $2.7 million to fund investing activities, of which $1.6 million was invested in equipment for use in the Company’s joint revenue sharing arrangements with exhibitors. In addition, $1.1 million was used to purchase other intangible assets and to purchase property, plant and equipment. Based on management’s current operating plan for 2020, the Company expects to continue to use cash to deploy additional IMAX Theater Systems under joint revenue sharing arrangements, to fund DMR agreements with studios, and to potentially make share repurchases. Cash flows from joint revenue sharing arrangements are derived from the theater box-office and concession revenues and the Company invested directly in the roll out of 2 new IMAX Theater Systems under joint revenue sharing arrangements during the three months ended March 31, 2020, which were capitalized by the Company.

The Company’s operating cash flow will be adversely affected if management’s projections of future signings for IMAX Theater Systems and film performance, theater installations and film productions are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2019 Form 10-K), there is no guarantee that the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreements, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures. Based on the Company’s cash flow from operations and facilities, it expects to have sufficient capital and liquidity to fund its operations in the normal course for the next 12 months. The repercussions of COVID-19 resulted in a significant decrease in the Company’s revenues and earnings in the first quarter of 2020 as GBO results declined significantly, the installation of theater systems was delayed, and maintenance services were suspended. The Company expects that it will continue to experience a significant decrease in revenues and earnings during the time period when a significant portion of the theaters in the IMAX network are closed.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” in Item 2 of this Form 10-Q and “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part II, Item 1A of this Form 10-Q.

Operating Activities

The Company’s net cash used in or provided by operating activities is affected by a number of factors, including the proceeds associated with new signings of IMAX Theater Systems lease and sale agreements in the year, costs associated with contributing systems under joint revenue sharing arrangements, the box-office performance of films distributed by the Company and/or released to IMAX theaters, increases or decreases in the Company’s operating expenses, including research and development and new business initiatives, and the level of cash collections received from its customers.

Cash provided by operating activities amounted to $6.0 million for the three months ended March 31, 2020. Changes in other non-cash operating assets and liabilities as compared to December 31, 2019 include:

For the
Three Months Ended
March 31, 2020
Decrease (increase) in:
Accounts receivable (1)	$28,191
Financing receivables	3,471
Inventories (2)	(18,344)
Prepaid expenses	(1,395)
Variable consideration receivable	472
Other assets	(2,961)
Increase (decrease) in:
Accounts payable	5,160
Accrued and other liabilities	(59)
Deferred revenue	8,807
$23,342

(1)	Cash receipts partially offset by amounts billed
(2)

Slowdown in manufacturing, shipments and installation of IMAX Theater Systems at customer sites due to government restrictions in various countries limiting public gatherings as a result of the outbreak of the COVID-19 global pandemic.

Investing Activities

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, other intangible assets and investments in film assets were $5.8 million for the three months ended March 31, 2020 as compared to $16.2 million for the three months ended March 31, 2019.

Net cash used in investing activities amounted to $2.7 million in the three months ended March 31, 2020, which includes an investment in joint revenue sharing equipment of $1.6 million, purchases of $0.3 million in property, plant and equipment and an investment in other intangible assets of $0.9 million, principally related to the purchase or development of software.

Financing Activities

Net cash provided from financing activities in the three months ended March 31, 2020 amounted to $239.2 million as compared to $9.6 million in the three months ended March 31, 2019.

In the three months ended March 31, 2020, the Company drew down the remaining $280.0 million in available capacity from its Credit Facility in response to uncertainties associated with the outbreak of the COVID-19 global pandemic.

In addition, the Company paid $3.1 million to purchase treasury stock for the settlement of restricted share units, $36.6 million for the repurchase of common shares under the Company’s share repurchase program, $0.9 million for the repurchase of common shares under the IMAX China share repurchase program and $0.2 million of taxes were withheld and paid on vested employee stock awards.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as at March 31, 2020 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	1 Year	> 1 - 3 years	> 3 - 5 years	Thereafter
Purchase obligations(1)	$36,762	$33,925	$2,818	$—	$19
Pension obligations(2)	20,298	—	20,298	—	—
Operating lease obligations(3)	20,362	3,343	5,529	3,945	7,545
Credit Facility(4)	300,000	—	—	300,000	—
Postretirement benefits obligations	2,103	99	209	228	1,567
	$379,525	$37,367	$28,854	$304,173	$9,131

(1)	The Company’s total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered but yet to be invoiced.
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

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering Mr. Gelfond. As at March 31, 2020, the Company had an unfunded and accrued benefit obligation of approximately $18.9 million (December 31, 2019— $18.8 million) in respect of the SERP.

Pursuant to an amendment dated November 1, 2019 to the existing employment agreement, the term of Mr. Gelfond’s employment was extended through December 31, 2022, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the amendment to his employment agreement, the total amount of benefit payable to Mr. Gelfond under the SERP has been fixed at 20.3 million.

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at March 31, 2020, the Company had an unfunded benefit obligation of $1.5 million (December 31, 2019 — $1.6 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors, upon retirement. As at March 31, 2020, the Company had an unfunded benefit obligation of $0.6 million (December 31, 2019 — $0.7 million).

The Company maintained a nonqualified deferred compensation benefit plan (the “Retirement Plan”) covering the former CEO of IMAX Entertainment and Senior Executive Vice President of the Company. Under the terms of his Retirement Plan with the Company, the Retirement Plan will vest in full if he incurs a separation from service (as defined therein). In the fourth quarter of 2018, Mr. Foster incurred a separation from service, and as such, his Retirement Plan benefits became fully vested as at December 31, 2018 and the accelerated costs were recognized and reflected in the executive transition costs line on the consolidated statement of operations. As at March 31, 2020, the Company had a funded benefit obligation recorded of $3.6 million (December 31, 2019 — unfunded benefit obligation of $3.6 million).

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1 for a discussion of recently issued accounting standards and their impact on the Company’s financial statements.

NON-GAAP FINANCIAL MEASURES

GAAP refers to generally accepted accounting principles in the United States of America. In this report, the Company presents financial measures in accordance with GAAP and also on a non-GAAP basis under U.S. Securities and Exchange Commission rules. Specifically, the Company presents the following non-GAAP financial measures as supplemental measures of its performance:

•	Adjusted net (loss) income attributable to common shareholders;

•	Adjusted net (loss) income attributable to common shareholders per basic and diluted share;

•	EBITDA; and

•	Adjusted EBITDA per Credit Facility.

Adjusted net (loss) income attributable to common shareholders and adjusted net (loss) income attributable to common shareholders per basic and diluted share exclude, where applicable: (i) share-based compensation; (ii) exit costs, restructuring charges and associated impairments, and (iii) changes in the fair value of equity investments, as well as the related tax impact of these adjustments, and (iv) income tax expense related to the removal of the indefinitely reinvested assertion on the historical earnings of certain subsidiaries.

The Company believes that these non-GAAP financial measures are important supplemental measures that allow management and users of the Company’s financial statements to view operating trends and analyze controllable operating performance on a comparable basis between periods without the after-tax impact of share-based compensation and certain unusual charges to net (loss) income attributable to common shareholders. Although share-based compensation is an important aspect of the Company’s employee and executive compensation packages, it is a non-cash expense and is excluded from certain internal business performance measures.

A reconciliation of net (loss) income attributable to common shareholders and the comparable per share amounts, the most directly comparable GAAP measures, to adjusted net (loss) income attributable to common shareholders and adjusted net (loss) income attributable to common shareholders per diluted share is presented in the table below. The Company believes that net (loss) income attributable to common shareholders is the most directly comparable GAAP measure because it reflects the earnings relevant to the Company’s shareholders, rather than including the non-controlling interest. As such, beginning in the first quarter of 2020, the Company has updated the reconciliations for such non-GAAP financial measures included herein.

(In thousands of U.S. dollars, except per share amounts)	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
	Net Loss	Diluted EPS	Net Income	Diluted EPS
Reported net (loss) income attributable to common shareholders	$(49,354)	$(0.82)	$8,265	$0.13
Adjustments:
Share-based compensation	4,075	0.07	4,277	0.07
Exit costs, restructuring charges and associated impairments	—	—	850	0.01
Change in fair value of equity securities	3,165	0.05	(1,700)	(0.02)
Tax impact on items listed above	(338)	(0.01)	(881)	(0.01)
Income tax expense related to removal of indefinitely reinvested assertion on the historical earnings of certain subsidiaries	13,726	0.23	—	—
Adjusted net (loss) income	$(28,726)	$(0.48)	$10,811	$0.18

Weighted average basic shares outstanding		60,418		61,377
Weighted average diluted shares outstanding		60,418		61,559

In addition to the non-GAAP financial measures discussed above, management also uses “EBITDA,” as such term is defined in the Company’s credit agreement, and which is referred to herein as “Adjusted EBITDA per Credit Facility.” As allowed by the Company’s credit agreement, Adjusted EBITDA per Credit Facility includes adjustments in addition to the exclusion of interest, taxes, depreciation and amortization. Accordingly, this non-GAAP financial measure is presented to allow a more comprehensive analysis of the Company’s operating performance and to provide additional information with respect to the Company’s compliance against its credit agreement requirements in the current period. In addition, the Company believes that Adjusted EBITDA per Credit Facility presents relevant and useful information widely used by analysts, investors and other interested parties in the Company’s industry to evaluate, assess and benchmark the Company’s results.

EBITDA is defined as net (loss) income excluding: (i) interest income (expense), net; (ii) income tax provision (benefit); and (iii) depreciation and amortization. Adjusted EBITDA per Credit Facility is defined as EBITDA excluding: (i) gain (loss) from equity accounted investments; (ii) stock and other non-cash compensation; (iii) exit costs, restructuring charges and associated impairments; (iv) change in fair value of equity investment; (v) write-downs, net of recoveries, including asset impairments and receivable provisions; and (vi) adjusted EBITDA attributable to non-controlling interests.

A reconciliation of net (loss) income attributable to common shareholders, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility is presented in the table below. The Company believes that net loss attributable to common shareholders is the most directly comparable GAAP measure because it reflects the earnings relevant to the Company’s shareholders, rather than including the non-controlling interest. As such, beginning in the first quarter of 2020, the Company has updated the reconciliations for such non-GAAP financial measures included herein.

	For the	For the
	Three Months Ended	Twelve Months Ended
Adjusted EBITDA per Credit Facility:	March 31, 2020	March 31, 2020(1)
(In thousands of U.S. Dollars)
Reported net loss attributable to common shareholders	$(49,354)	$(10,753)
Add (subtract):
Income tax expense	10,949	21,369
Interest expense, net of interest income	253	930
Depreciation and amortization, including film asset amortization	14,012	59,502
EBITDA	$(24,140)	$71,048
Stock and other non-cash compensation	4,158	22,697
Change in fair value of equity investment	3,165	5,218
Write-downs, including asset impairments and credit loss expense	11,928	17,040
Loss from equity accounted investments	529	442
Adjusted EBITDA attributable to common shareholders	$(4,360)	$116,445

(1)	Senior Secured Net Leverage Ratio calculated using twelve months ended Adjusted EBITDA per Credit Facility.

The Company cautions users of its financial statements that these non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies. Additionally, the non-GAAP financial measures used by the Company should not be considered as a substitute for, or superior to, the comparable GAAP amounts.

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

Certain of the Company’s subsidiaries held approximately 479.6 million Renminbi ($67.8 million U.S. dollars) in cash and cash equivalents as at March 31, 2020 (December 31, 2019 — 471.6 million Renminbi or $67.6 million U.S. dollars) and are required to transact locally in Renminbi. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the China government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements.

For the three months ended March 31, 2020, the Company recorded a foreign exchange net loss of $0.7 million, as compared to a foreign exchange net loss of $0.2 million for the three months ended March 31, 2019, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2020 and 2021. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the consolidated statements of operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. All foreign currency forward contracts held by the Company as at March 31, 2020 are designated and qualify as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with selling, general and administrative expenses, inventory and capital expenditures. For foreign currency cash flow hedging instruments related to selling, general and administrative expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to inventory, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to inventory on the balance sheet when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to capital expenditures, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in other comprehensive income and reclassified to property, plant and equipment on the balance sheet when the forecasted transaction occurs. The notional value of foreign currency cash flow hedging instruments at March 31, 2020 was $44.6 million (December 31, 2019 — $36.1 million). A loss of $2.9 million was recorded to Other Comprehensive Income with respect to the change in fair value of these contracts for the three months ended March 31, 2020 (2019 — gain of $0.1 million). A loss of $0.3 million was reclassified from Accumulated Other Comprehensive Income to selling, general and administrative expenses, inventory and property, plant and equipment for the three months ended March 31, 2020 (2019 — loss of $0.3 million). The Company's estimated net amount of the existing losses as at March 31, 2020 is $1.8 million, which is expected to be reclassified to earnings within the next twelve months. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to selling, general and administrative expenses.

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At March 31, 2020, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Yen and Euros translated into U.S. dollars was $113.7 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2020, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $11.4 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% appreciation or depreciation in foreign currency exchange rates at March 31, 2020, the potential change in the amount of selling, general, and administrative expenses would be less than $0.1 million.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at March 31, 2020, the Company had drawn down $300.0 million on its Credit Facility (December 31, 2019 — $20.0 million).

The Company’s largest exposure with respect to variable rate debt comes from changes in the LIBOR. The Company had variable rate debt instruments representing 53.7% and 8.1% of its total liabilities as at March 31, 2020 and December 31, 2019, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by $0.1 million and interest income from cash would increase by $0.2 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at March 31, 2020.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at March 31, 2020 and has concluded that, as at the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We will continue to monitor the evolving COVID-19 situation to minimize its impact on the design and operating effectiveness of our internal control.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 to the accompanying Condensed Consolidated Financial Statements in Item 1 for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

This Form 10-Q should be read together with the Item 1A. Risk Factors in the Company’s 2019 Form 10-K, which describes various risks and uncertainties to which the Company is or may become subject. The risks described below and in the Company’s 2019 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods.

In late-January 2020, in response to the public health risks associated with an outbreak of COVID-19, the Chinese government directed exhibitors in China to temporarily close more than 70,000 movie theaters, including all the approximately 700 IMAX theaters in mainland China. The theaters have been closed since late-January 2020, and have not yet reopened as of the date of this report. On March 11, 2020, due to the worsening public health crisis associated with the novel coronavirus, COVID-19 was characterized as a pandemic by the World Health Organization, and in the following weeks, local, state and national governments instituted stay-at-home orders and restrictions on large public gatherings which have caused movie theaters in countries around the world to temporarily close, including substantially all of the IMAX theaters in those countries. As a result of the theater closures, Hollywood and Chinese movie studios have also postponed the release of multiple films, including many scheduled to be shown in IMAX theaters.

The repercussions of the COVID-19 global pandemic resulted in a significant decrease in the Company’s revenues and earnings in the first quarter of 2020 due to a decline in the box office related revenues generated by IMAX theaters and delays in the installation of certain theater systems from backlog. During this period, the Company is generating effectively no box-office based revenue and expects that it will continue to experience a significant decrease in overall revenues and earnings during the time period when a significant number of the theaters in the IMAX network are closed. Moreover, given the uncertainty around when movie-going will return to historical levels, there can be no guarantees that the Company will not continue to be materially adversely affected by the COVID-19 pandemic even after some or all theaters are reopened. In addition, the global economic impact of COVID-19 has led to record levels of unemployment in certain countries and may lead to lower consumer spending in the near term. The timing of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company’s ability to generate significant box office revenue until such time as consumer spending recovers.

In response to the COVID-19 pandemic, the Company has taken and is continuing to take significant steps to preserve cash by eliminating non-essential costs and deferring all non-essential capital expenditures to minimum levels. In addition, the Company has implemented an active cash management process, which, among other things, requires senior management approval of all outgoing payments. However, there can be no guarantees that the Company’s efforts to manage its expenditures will result in the projected cost savings. Furthermore, the Company is in the process of reviewing and applying for wage subsidies, tax credits and other financial support under the newly enacted COVID-19 relief legislation in the countries in which it operates. However, the legislation and guidance from the authorities continues to evolve and so the amount and timing of support, if any, that the Company could receive is not determinable at this time, and there can be no guarantees that the Company will receive any material financial support through these programs.

In addition, the Company may also experience delays in collecting payments due under existing theater sale or lease arrangements from its exhibitor partners who may now be facing financial difficulties as a result of the theater closures. The ability of such partners to make payments cannot be guaranteed and is subject to changing economic circumstances. There are no guarantees that some of the Company’s exhibitor partners will not enter into bankruptcy proceedings.  In such cases, the local laws governing restructurings would apply and there can be no guarantees of the Company’s success in obtaining complete or partial payments owed to it under these regulatory regimes.  Further, the Company has had to delay movie theater installations from backlog and may be required to further delay or cancel such installations in the future. As a result, the Company’s future revenues and cash flows may be adversely affected.

 Given the dynamic nature of the circumstances, while the Company has been negatively impacted  as of the date of filing of this report, it is difficult to predict the full extent of such adverse impact of the COVID-19 global pandemic on the Company’s financial condition, liquidity, business and results of operations in future reporting periods. The extent and duration of such impact will depend on future developments, including, but not limited to, the timing of reopening of movie theaters worldwide, and the timing of when delayed films are released, consumer behavior and general economic conditions, the solvency of our exhibitor partners, their ability to make timely payments and any potential construction or installation delays involving our exhibitor partners. Such events are highly uncertain and cannot be accurately forecast. There can be no guarantees that the Company’s liquidity needs will not increase materially over the course of this pandemic and such changes may impact the Company’s ability to maintain compliance with certain covenants under the Credit Agreement, including a requirement the Company maintain a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) as of the last day of any Fiscal Quarter (as defined in the Credit Agreement) of no greater than 3.25:1.00.  The longer the COVID-19 pandemic and associated protective measures persist, the more likely it becomes, in the absence of other actions by the Company, that it will be unable to maintain compliance with such covenant. In addition, the COVID-19 pandemic and public health measures implemented to contain it may also have the effect of heightening many of the other risks described in the Company’s 2019 Form 10-K, including, but not limited to, risks relating to harm to our key personnel, potential impairments, the effectiveness of our internal control of financial reporting, cybersecurity and data privacy risks due to employees working from home, and risks of increased indebtedness due to the full draw down of the Credit Facility including the Company’s ability to seek waivers of covenants or to refinance such borrowings, among others. The longer the COVID-19 pandemic and associated protective measures persist, the more severe the extent of the adverse impact of the pandemic on the Company is likely to be.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In 2017, the Company’s Board of Directors approved a new $200.0 million share repurchase program for shares of the Company’s common shares. The share repurchase program expires on June 30, 2020. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the three months ended March 31, 2020, the Company repurchased 2,484,123 shares at an average price of $14.72 per share. As at March 31, 2020, the company has $89.4 million available under its approved repurchase program.

The Company’s common share repurchase program activity for the three months ended March 31, 2020 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
January 1 through January 31, 2020	—	$—	—	$125,935,013
February 1 through February 29, 2020	925,823	16.00	925,823	111,122,835
March 1 through March 31, 2020	1,558,300	13.96	1,558,300	89,361,337
Total	2,484,123	$14.72	2,484,123

In 2019, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China in an amount not to exceed 10% of the total number of issued shares of IMAX China as at June 6, 2019 (35,605,560 shares). The share repurchase program expires on the date of the 2020 annual general meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. In the three months ended March 31, 2020, IMAX China repurchased 480,600 common shares at an average price of HKD 14.42 per share (U.S. $1.85 per share).

The total number of shares purchased during the three months ended March 31, 2020, under both the Company and IMAX China’s repurchase plans, does not include any shares received in the administration of employee share-based compensation plans.

Item 6.  Exhibits

Exhibit No.	Description
10.47	First Amending Agreement, dated March 11, 2020, between IMAX Corporation and Robert Lister.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2020, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2020, by Patrick McClymont.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2020, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2020, by Patrick McClymont.

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: April 30, 2020	By:	/s/ PATRICK MCCLYMONT
Patrick McClymont
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2020	By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)