Form 10-Q
period 2020-06-30
IMAX CORP
filed 2020-07-28
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2020
Common Shares, no par value	58,857,436

IMAX CORPORATION

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars except per share amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$318,986	$109,484
Accounts receivable, net of allowance for credit losses	54,839	99,513
Financing receivables, net of allowance for credit losses	123,865	128,038
Variable consideration receivable, net of allowance for credit losses	39,397	40,040
Inventories	60,179	42,989
Prepaid expenses	12,008	10,237
Film assets	13,147	17,921
Property, plant and equipment	287,220	306,849
Investment in equity securities	13,192	15,685
Other assets	24,575	25,034
Deferred income tax assets	46,826	23,905
Other intangible assets	28,204	30,347
Goodwill	39,027	39,027
Total assets	$1,061,465	$889,069
Liabilities
Bank indebtedness	$297,765	$18,229
Accounts payable	13,668	20,414
Accrued and other liabilities	108,917	112,779
Deferred revenue	104,311	94,552
Deferred income tax liabilities	18,475	—
Total liabilities	543,136	245,974
Commitments and contingencies
Non-controlling interests	4,237	5,908
Shareholders' equity
Capital stock common shares — no par value. Authorized — unlimited number.
58,878,749 issued and 58,857,436 outstanding (December 31, 2019 — 61,362,872 issued and 61,175,852 outstanding)	405,583	423,386
Less: Treasury stock, 21,313 shares at cost (December 31, 2019 — 187,020)	(329)	(4,038)
Other equity	172,690	171,789
Accumulated deficit	(134,395)	(40,253)
Accumulated other comprehensive loss	(4,180)	(3,190)
Total shareholders' equity attributable to common shareholders	439,369	547,694
Non-controlling interests	74,723	89,493
Total shareholders' equity	514,092	637,187
Total liabilities and shareholders' equity	$1,061,465	$889,069

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues
Technology sales	$2,687	$19,694	$8,349	$34,894
Image enhancement and maintenance services	3,799	56,662	24,520	100,809
Technology rentals	(137)	25,863	5,834	44,033
Finance income	2,506	2,578	5,054	5,259
	8,855	104,797	43,757	184,995
Costs and expenses applicable to revenues
Technology sales	2,546	11,939	6,415	21,374
Image enhancement and maintenance services	7,244	26,781	25,060	46,024
Technology rentals	6,753	6,524	14,884	12,904
	16,543	45,244	46,359	80,302
(Margin loss) gross margin	(7,688)	59,553	(2,602)	104,693
Selling, general and administrative expenses	29,796	32,136	58,432	59,785
Research and development	1,232	1,222	3,432	2,358
Amortization of intangibles	1,344	1,218	2,665	2,293
Credit loss expense	1,440	927	11,657	1,358
Asset impairments	—	—	1,151	—
Exit costs, restructuring charges and associated impairments	—	—	—	850
(Loss) income from operations	(41,500)	24,050	(79,939)	38,049
Gain (loss) in fair value of equity securities	2,025	(4,544)	(2,514)	(2,053)
Retirement benefits non-service expense	(130)	(160)	(246)	(320)
Interest income	891	572	1,256	1,142
Interest expense	(1,581)	(636)	(2,229)	(1,317)
(Loss) income before taxes	(40,295)	19,282	(83,672)	35,501
Income tax benefit (expense)	10,248	(5,308)	(5,257)	(8,956)
Equity in losses of investees, net of tax	—	(138)	(529)	(222)
Net (loss) income	(30,047)	13,836	(89,458)	26,323
Less: Net loss (income) attributable to non-controlling interests	4,080	(2,439)	14,137	(6,661)
Net (loss) income attributable to common shareholders	$(25,967)	$11,397	$(75,321)	$19,662

Net (loss) income per share attributable to common shareholders - basic and diluted:
Net (loss) income per share — basic and diluted	$(0.44)	$0.19	$(1.26)	$0.32

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) income	$(30,047)	$13,836	$(89,458)	$26,323
Unrealized net gain (loss) from cash flow hedging instruments	1,334	297	(1,526)	365
Realized net loss from cash flow hedging instruments	337	374	695	693
Foreign currency translation adjustments	496	(1,257)	(615)	(172)
Defined benefit and postretirement benefit plans	4	—	17	—
Other comprehensive income (loss), before tax	2,171	(586)	(1,429)	886
Income tax (expense) benefit related to other comprehensive (loss) income	(442)	(177)	253	(278)
Other comprehensive income (loss), net of tax	1,729	(763)	(1,176)	608
Comprehensive (loss) income	(28,318)	13,073	(90,634)	26,931
Less: Comprehensive (loss) income attributable to non-controlling interests	3,930	(2,040)	14,323	(6,607)
Comprehensive (loss) income attributable to common shareholders	$(24,388)	$11,033	$(76,311)	$20,324

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash (used in) provided by:
Operating Activities
Net (loss) income	$(89,458)	$26,323
Adjustments to reconcile net (loss) income to cash from operating activities:
Depreciation and amortization	27,182	29,804
Credit loss expense	11,657	1,358
Write-downs	6,806	508
Deferred income tax (benefit) expense	(4,878)	1,296
Share-based and other non-cash compensation	10,850	11,710
Unrealized foreign currency exchange loss (gain)	312	(14)
Loss in fair value of equity securities	2,514	2,053
Equity in losses of investees	529	222
Changes in assets and liabilities:
Accounts receivable	36,971	489
Inventories	(16,887)	(3,226)
Film assets	(4,057)	(8,214)
Deferred revenue	9,799	(1,355)
Changes in other operating assets and liabilities	(12,220)	(12,437)
Net cash (used in) provided by operating activities	(20,880)	48,517
Investing Activities
Purchase of property, plant and equipment	(594)	(4,175)
Purchase of equipment for joint revenue sharing arrangements	(3,908)	(22,235)
Acquisition of other intangible assets	(1,221)	(1,121)
Investment in equity securities	—	(15,153)
Net cash used in investing activities	(5,723)	(42,684)
Financing Activities
Increase in credit facility borrowings	280,244	35,000
Repayment of credit facility borrowings	—	(50,000)
Credit facility amendment fees paid	(959)	—
Settlement of restricted share units and options	(2,757)	(7,619)
Treasury stock repurchased for future settlement of restricted share units	(329)	(1,575)
Repurchase of common shares, IMAX China	(1,532)	(16,813)
Taxes withheld and paid on employee stock awards vested	(251)	(219)
Common shares issued - stock options exercised	—	2,379
Repurchase of common shares	(36,624)	(1,258)
Issuance of subsidiary shares to non-controlling interests (net of return on capital)	—	1,106
Dividends paid to non-controlling interests	(2,118)	(2,266)
Net cash provided by (used in) financing activities	235,674	(41,265)
Effects of exchange rate changes on cash	431	293
Increase (decrease) in cash and cash equivalents during period	209,502	(35,139)
Cash and cash equivalents, beginning of period	109,484	141,590
Cash and cash equivalents, end of period	$318,986	$106,451

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Adjustments to capital stock:
Balance, beginning of period	$404,164	$418,907	$419,348	$421,539
Change in shares held in treasury	1,090	2,632	3,709	(659)
Employee stock options exercised	—	1,092	—	1,728
Fair value of stock options exercised at the grant date	—	74	—	97
Average carrying value of repurchased and retired common shares	—	(604)	(17,803)	(604)
Balance, end of period	405,254	422,101	405,254	422,101
Adjustments to other equity:
Balance, beginning of period	168,892	176,587	171,789	179,595
Amortization of share-based payment expense - stock options	505	2,382	1,103	4,488
Amortization of share-based payment expense - restricted share units	4,948	4,842	7,762	7,253
Amortization of share-based payment expense - performance stock units	506	—	793	—
Restricted share units vested	(1,520)	(1,392)	(7,225)	(7,294)
Cash received from the issuance of common shares in excess of par value	—	484	—	651
Fair value of stock options exercised at the grant date	—	(74)	—	(97)
Common shares repurchased, IMAX China	(641)	(15,046)	(1,532)	(16,813)
Stock options exercised from treasury shares purchased on open market	—	(1,551)	—	(1,551)
Balance, end of period	172,690	166,232	172,690	166,232
Adjustments to accumulated deficit:
Balance, beginning of period	(108,428)	(77,120)	(40,253)	(85,385)
Net (loss) income attributable to common shareholders	(25,967)	11,397	(75,321)	19,662
Common shares repurchased and retired	—	(1,105)	(18,821)	(1,105)
Balance, end of period	(134,395)	(66,828)	(134,395)	(66,828)
Adjustments to accumulated other comprehensive loss:
Balance, beginning of period	(5,759)	(2,562)	(3,190)	(3,588)
Other comprehensive income (loss), net of tax	1,579	(364)	(990)	662
Balance, end of period	(4,180)	(2,926)	(4,180)	(2,926)
Adjustments to non-controlling interests:
Balance, beginning of period	79,508	85,434	89,493	80,757
Net (loss) income attributable to non-controlling interests	(2,817)	2,703	(12,466)	7,035
Other comprehensive income (loss), net of tax	150	(399)	(186)	(54)
Dividends paid to non-controlling shareholders	(2,118)	(2,266)	(2,118)	(2,266)
Balance, end of period	74,723	85,472	74,723	85,472
Total Shareholders' Equity	$514,092	$604,051	$514,092	$604,051

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands of U.S. dollars, unless otherwise stated)

(Unaudited)

1.  Basis of Presentation

Accounting Principles

IMAX Corporation, together with its consolidated subsidiaries (the “Company”), prepares its financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the Company’s opinion, the unaudited Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. The interim results presented in the Company’s Condensed Consolidated Statements of Operations are not necessarily indicative of results for a full year, particularly in this interim period due to the impacts of the COVID-19 global pandemic. (See Note 2.)

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

The Company has interests in ten film production companies, which have been identified as VIEs. The Company is the primary beneficiary of five of these entities as it has the power to direct the activities that most significantly impact the economic performance of the VIE, and it has the obligation to absorb losses or the right to receive benefits from the respective VIE that could potentially be significant. The majority of the assets relating to these production companies are held by the IMAX Original Film Fund (the “Original Film Fund”) as described in Note 17(b). The Company does not consolidate the other five film production companies because it does not have the power to direct their activities and does not have the obligation to absorb the majority of the expected losses or the right to receive expected residual returns. The Company uses the equity method of accounting for these entities, which are not material to the Company’s Condensed Consolidated Financial Statements. A loss in value of an investment that is other than temporary is recognized as a charge to the Condensed Consolidated Statements of Operations.

Total assets and liabilities of the Company’s consolidated VIEs are as follows:

	June 30,	December 31,
	2020	2019
Total assets	$7,010	$9,677
Total liabilities	$15,494	$15,528

Estimates and Assumptions

In preparing the Company’s Condensed Consolidated Financial Statements, management makes judgments in applying various accounting policies. The areas of policy judgment are consistent with those reported in the Company’s 2019 Form 10-K, with the exception of the adoption of the estimate of current expected credit losses that became effective January 1, 2020, which also involves significant judgment and estimation, and is described in Note 4 below. In addition, management makes assumptions about the Company’s future operating results and cash flows in deriving critical accounting estimates used in preparing the Condensed Consolidated Financial Statements. As disclosed in the Company’s 2019 Form 10-K, such sources of estimation include estimates used to determine the recoverable amounts of receivables, inventory, film assets, long-lived assets (including assets used to support joint revenue sharing arrangements), goodwill and deferred tax assets, as well as estimates of variable consideration related to future box office performance.

To date, the Company’s operations have been significantly impacted by the COVID-19 pandemic, as described in Note 2.  There continues to be significant ongoing uncertainty surrounding the extent and duration of the impacts that the pandemic will have on box office results and the installation of IMAX Theater Systems, as well as the Company’s customers, suppliers, and employees. There is heightened potential for future credit losses on receivables, inventory write downs, impairments of film assets, impairments of long-lived assets (including the theater system equipment supporting the Company’s joint revenue sharing arrangements), impairments of goodwill, valuation allowances against deferred tax assets, and the reversal of variable consideration receivables that are based on future box office performance. In the current environment, assumptions about box office results, IMAX Theater System installations, and customer creditworthiness have greater variability than normal, which could in the future significantly affect the valuation of the Company’s assets, both financial and non-financial. The Company’s cash flow estimates for testing the recoverability of certain long-lived assets are based on a longer time horizon due to the long-term nature of its underlying contracts, allowing time for a recovery of the cash flows associated with the underlying assets groups, which management has factored into its estimates. The accuracy of management’s estimates is dependent, in part, on the timing of the reopening of theaters in the IMAX network, and on the release of new films by production studios. These theater reopening and film release scenarios are highly uncertain and have been factored into management’s cash flow estimates. As an understanding of the longer-term impacts of COVID-19 on the Company’s customers and business develops, there is a heightened potential for changes in management’s estimates over the remainder of 2020.

2.  Impact of COVID-19 Pandemic

In late-January 2020, in response to the public health risks associated with the novel coronavirus and the disease that it causes (“COVID-19”), the Chinese government directed exhibitors in China to temporarily close more than 70,000 movie theaters, including all of the approximately 700 IMAX theaters in mainland China. On March 11, 2020, due to the worsening public health crisis associated with the novel coronavirus, COVID-19 was characterized as a pandemic by the World Health Organization, and in the following weeks, local, state and national governments instituted stay-at-home orders and restrictions on large public gatherings which caused movie theaters in countries around the world to temporarily close, including substantially all of the IMAX theaters in those countries. As a result of the theater closures, Hollywood and Chinese movie studios have postponed the theatrical release of multiple films, including many scheduled to be shown in IMAX theaters, while other films have been released directly to streaming platforms. As of the date of this report, stay-at-home orders have been lifted in many countries and movie theaters are gradually reopening with reduced capacities, physical distancing requirements, and other safety measures. Subsequent to June 30, 2020, approximately 40% of the theaters in the IMAX commercial multiplex network have begun to report gross box office (“GBO”) results in July. These theaters span across 40 countries and include the Domestic, Greater China and Rest of World markets.

The repercussions of the COVID-19 global pandemic have resulted in a significant decrease in the Company’s revenues, earnings and operating cash flows during the three and six months ended June 30, 2020 as GBO results declined significantly, the installation of certain theater systems was delayed, and maintenance services were generally suspended. During the time period when a significant number of theaters in the IMAX network are closed, the Company has and will continue to experience a significant decline in earnings and operating cash flows as it is generating significantly lower than normal levels of GBO-based revenue from its joint revenue sharing arrangements and digital remastering services, it is unable to provide normal maintenance services to any of the theaters that remain closed, and while some installation activity is continuing, certain theater system installations have, and may continue to be delayed. In addition, the Company has experienced and may continue to experience delays in collecting payments due under existing theater sale or lease arrangements from its exhibitor partners who are now facing financial difficulties as a result of the theater closures.

The Company may continue to be significantly impacted by the COVID-19 global pandemic even after some or all theaters are reopened. The global economic impact of COVID-19 has led to record levels of unemployment in certain countries, which has led to, and may continue to result in, lower consumer spending. The timing and extent of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company’s ability to generate significant GBO-based revenue until such time as consumer behavior normalizes and consumer spending recovers.

In response to uncertainties associated with the COVID-19 pandemic, the Company has taken and is continuing to take significant steps to preserve cash by eliminating non-essential costs, reducing employee hours and deferring all non-essential capital expenditures to minimum levels. The Company has also implemented an active cash management process, which, among other things, requires senior management approval of all outgoing payments. In addition, in the first quarter of 2020, the Company drew down the $280.0 million in available borrowing capacity under its credit facility, which was then amended in June 2020 to, among other things, suspend the senior secured net leverage ratio financial covenant in the underlying credit agreement through the first quarter of 2021

(see Note 7). Furthermore, the Company has applied for wage subsidies, tax credits and other financial support under the newly enacted COVID-19 relief legislation in the countries in which it operates. The Company received approximately $2.2 million in July 2020 under the Canada Emergency Wage Subsidy program and expects to receive approximately $1.0 million under the U.S. CARES Act, both of which were recognized in the second quarter of 2020 as reductions to Selling, General and Administrative Expenses ($2.9 million) and Costs and Expenses Applicable to Revenues ($0.3 million) in the Condensed Consolidated Statements of Operations. The Company will continue to review and apply for additional subsidies and credits for the remaining terms of these programs, where applicable.

Consistent with the first quarter of 2020, the Company performed a quantitative goodwill impairment test taking into account the latest available information and determined that its goodwill was not impaired as of June 30, 2020. As of that date, the Company’s total Goodwill was $39.0 million, of which $19.0 million relates to the IMAX Systems reporting unit, $13.6 million relates to the Joint Revenue Sharing Arrangement reporting unit, and $6.4 million relates to the IMAX Maintenance reporting unit. The impairment test was performed on a reporting unit level by comparing each unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on management’s estimated long-term projections, against which various sensitivity analyses were performed. These estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes. Actual results may materially differ from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic. (See Note 1.)

In the second quarter of 2020, the Company also updated its recoverability tests of the carrying values of the theater system equipment supporting its joint revenue sharing arrangements, which are recorded within Property, Plant and Equipment. In performing its reviews of recoverability, the Company estimated the undiscounted future cash flows expected to result from the use of the assets and determined that there was no impairment as of the date of each test. The cash flow estimates used in these reviews are consistent with management’s estimated long-term projections, against which various sensitivity analyses were performed. These estimates are highly uncertain due to the COVID-19 pandemic, therefore management’s estimated cash flows factor in a number of underlying variables and ranges of possible cash flow scenarios. Actual results may materially differ from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic. (See Note 1.)

If business conditions deteriorate further, or should they remain depressed for a prolonged period of time, management’s estimates of operating results and future cash flows for the IMAX Systems and Joint Revenue Sharing Arrangements reporting units may be insufficient to support the goodwill assigned to them, thus requiring impairment charges. The Company will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment. Estimates related to future expected credit losses (Note 4) and deferred tax assets (Note 11) could also be materially impacted by changes in estimates in the future. (See Note 1.)

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

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. Accounting standards updates that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Condensed Consolidated Financial Statements for the period ended June 30, 2020.

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

The following table summarizes the activity in the allowance for credit losses related to accounts receivable for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$6,504	$3,983	$1,041	$11,528	$3,302	$893	$942	$5,137
Current period provision	(107)	1,596	(203)	1,286	3,095	4,686	(104)	7,677
Write-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Foreign exchange	(80)	(124)	—	(204)	(80)	(124)	—	(204)
Ending balance	$6,317	$5,455	$838	$12,610	$6,317	$5,455	$838	$12,610

For the three and six months ended June 30, 2020, the Company recorded provisions for current expected credit losses of $1.3 million and $7.7 million, respectively, reflecting a reduction in the credit quality of its theater and studio related accounts receivable, which management believes is primarily related to the COVID-19 global pandemic. For the three months ended June 30, 2020, the reductions to the provisions for the Theater Operators and Other categories are principally due to decreases in the underlying receivable balances. Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. (See Notes 1 and 2.)

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

As at June 30, 2020 and December 31, 2019, financing receivables consist of the following:

	June 30,	December 31,
	2020	2019
Net investment in leases
Gross minimum payments due under sales-type leases	$17,142	$16,766
Unearned finance income	(899)	(1,005)
Present value of minimum payments due under sales-type leases	16,243	15,761
Allowance for credit losses	(459)	(155)
Net investment in leases	15,784	15,606
Financed sales receivables
Gross minimum payments due under financed sales	142,380	146,660
Unearned finance income	(30,590)	(33,313)
Present value of minimum payments due under financed sales	111,790	113,347
Allowance for credit losses	(3,709)	(915)
Net financed sales receivables	108,081	112,432
Total financing receivables	$123,865	$128,038

Net financed sales receivables due within one year	$31,061	$27,595
Net financed sales receivables due after one year	$77,020	$84,837
Total financed sales receivables	$108,081	$112,432

As at June 30, 2020 and December 31, 2019, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sale receivables, as applicable, are as follows:

	June 30,	December 31,
	2020	2019
Weighted-average remaining lease term (in years)
Sales-type lease arrangements	7.9	8.1
Weighted-average interest rate
Sales-type lease arrangements	6.85%	6.68%
Financed sales receivables	9.02%	9.00%

The following tables provide information on the Company’s net investment in leases by credit quality indicator as at June 30, 2020 and December 31, 2019:

	By Origination Year
As at June 30, 2020	2020	2019	2018	2017	2016	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$924	$7,804	$2,991	$942	$—	$2,786	$15,447
Credit Watch	—	—	—	—	—	88	88
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	708	708
Total net investment in leases	$924	$7,804	$2,991	$942	$—	$3,582	$16,243

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—	$—	$—	$—

	By Origination Year
As at December 31, 2019	2019	2018	2017	2016	2015	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$7,874	$3,045	$989	$—	$—	$3,186	$15,094
Credit Watch	—	—	—	—	—	667	667
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	—	—
Total net investment in leases	$7,874	$3,045	$989	$—	$—	$3,853	$15,761

The following tables provide information on the Company’s financed sale receivables by credit quality indicator as at June 30, 2020 and December 31, 2019:

	By Origination Year
As at June 30, 2020	2020	2019	2018	2017	2016	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$1,606	$11,474	$14,382	$15,381	$15,495	$47,551	$105,889
Credit Watch	—	331	—	—	304	1,171	1,806
Pre-approved transactions	—	—	—	—	585	671	1,256
Transactions suspended	—	—	—	896	937	1,006	2,839
Total financed sales receivables	$1,606	$11,805	$14,382	$16,277	$17,321	$50,399	$111,790

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—	$—	$—	$—

	By Origination Year
As at December 31, 2019	2019	2018	2017	2016	2015	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$11,981	$14,414	$16,556	$15,208	$—	$44,291	$102,450
Credit Watch	—	—	637	1,687	—	6,955	9,279
Pre-approved transactions	—	—	250	295	—	285	830
Transactions suspended	—	—	—	165	—	623	788
Total financed sales receivables	$11,981	$14,414	$17,443	$17,355	$—	$52,154	$113,347

The following tables provide an aging analysis for the Company’s net investment in leases and financed sale receivables as at June 30, 2020 and December 31, 2019:

	As at June 30, 2020
	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$11	$262	$735	$1,008	$15,235	$16,243	$(459)	$15,784
Financed sales receivables	688	2,941	10,166	13,795	97,995	111,790	(3,709)	108,081
Total	$699	$3,203	$10,901	$14,803	$113,230	$128,033	$(4,168)	$123,865

	As at December 31, 2019
	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$30	$68	$251	$349	$15,412	$15,761	$(155)	$15,606
Financed sales receivables	1,678	2,772	5,446	9,896	103,451	113,347	(915)	112,432
Total	$1,708	$2,840	$5,697	$10,245	$118,863	$129,108	$(1,070)	$128,038

The Company considers financing receivables with an aging between 60-89 days as indications of theaters with potential collection concerns. The Company will begin to focus its review on these financing receivables and increase its discussions internally and with the theater regarding payment status. Once a theater’s aging exceeds 90 days, the Company’s policy is to perform an enhanced review to assess collectibility of the theater’s past due accounts. The over 90 days past due category may be an indicator of potential impairment as up to 90 days outstanding is considered to be a reasonable time to resolve any issues. Given the potential impacts of the COVID-19 global pandemic on the Company’s customers, management is enhancing its monitoring procedures with respect to overdue receivables.

The following table provides information about the Company’s net investment in leases and financed sale receivables with billed amounts past due for which it continues to accrue finance income as at June 30, 2020 and December 31, 2019:

	As at June 30, 2020
	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$9	$255	$729	$993	$12,338	$(264)	$13,067
Financed sales receivables	570	2,862	10,187	13,619	64,654	(2,427)	75,846
Total	$579	$3,117	$10,916	$14,612	$76,992	$(2,691)	$88,913

	As at December 31, 2019
	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$9	$19	$251	$279	$578	$—	$857
Financed sales receivables	1,146	1,290	5,523	7,959	29,173	—	37,132
Total	$1,155	$1,309	$5,774	$8,238	$29,751	$—	$37,989

The following table provides information about the Company’s net investment in leases and financed sale receivables that are on nonaccrual status as at June 30, 2020 and December 31, 2019:

	As at June 30, 2020			As at December 31, 2019
	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$708	$(10)	$698	$—	$—	$—
Net financed sales receivables	2,839	(1,032)	1,807	788	(732)	56
Total	$3,547	$(1,042)	$2,505	$788	$(732)	$56

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

For the three and six months ended June 30, 2020, the Company recognized $0.1 million and $0.2 million, respectively (2019 — $0.1 million and $0.2 million, respectively) in finance income related to the net investment in leases with billed amounts past due. For the three and six months ended June 30, 2020, the Company recognized $0.9 million and $3.0 million, respectively (2019 —$2.1 million and $4.6 million, respectively) in finance income related to the financed sale receivables with billed amounts past due.

The following table summarizes the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sale receivables for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Net Investment	Financed	Net Investment	Financed
	in Leases	Sales Receivables	in Leases	Sales Receivables
Beginning balance	$464	$3,557	$155	$915
Current period provision	(5)	171	304	2,813
Write-offs	—	—	—	—
Recoveries	—	—	—	—
Foreign exchange	—	(19)	—	(19)
Ending balance	$459	$3,709	$459	$3,709

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Net Investment	Net Financed	Net Investment	Net Financed
	in Leases	Sales Receivables	in Leases	Sales Receivables
Beginning balance	$155	$839	$155	$839
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision	—	—	—	—
Ending balance	$155	$839	$155	$839

For the three and six months ended June 30, 2020, the Company recorded a provision for current expected credit losses of $0.2 million and $3.1 million, respectively, reflecting a reduction in the credit quality of its theater related financing receivables, which management believes is primarily related to the COVID-19 global pandemic. Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. (See Notes 1 and 2.)

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

The Company develops its estimate of credit losses by class of receivable and customer type through a calculation utilizing historical loss rates for financed sale receivables which are then adjusted for specific receivables that are judged to have a higher than normal risk profile after taking into account management’s internal credit quality classifications, as well as macro-economic and industry risk factors.

The following table summarizes the activity in the allowance for credit losses related to variable consideration receivables for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	Theater Operators	Theater Operators
Beginning balance	$875	$—
Current period provision	(12)	863
Write-offs	—	—
Recoveries	—	—
Ending balance	$863	$863

For the six months ended June 30, 2020, the Company recorded a provision of $0.9 million for current expected credit losses, reflecting a reduction in the credit quality of its theater related variable consideration receivables, which management believes is primarily related to the COVID-19 global pandemic. Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. (See Notes 1 and 2.)

5.  Lease Arrangements

IMAX Corporation as a Lessee

The Company’s operating lease arrangements principally involve office and warehouse space. Office equipment is generally purchased outright. Leases with an initial term of less than 12 months are not recorded on the Condensed Consolidated Balance Sheets and the related lease expense is recognized on a straight-line basis over the lease term. Most of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has determined that it is reasonably certain that the renewal options on its warehouse leases will be exercised based on previous history, its current understanding of future business needs and its level of investment in leasehold improvements, among other factors. The incremental borrowing rate used in the calculation of the Company’s lease liability is based on the location of each leased property. None of the Company’s leases include options to purchase the leased property. The depreciable lives of right-of-use assets and related leasehold improvements are limited by the expected lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company rents or subleases certain office space to third parties, which have a remaining term of less than 12 months and are not expected to be renewed.

For three and six months ended June 30, 2020 and 2019, the components of lease expense recorded within Selling, General and Administrative expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost (1)	$121	$220	$259	$463
Amortization of lease assets	701	664	1,449	1,195
Interest on lease liabilities	245	274	507	542
Total lease cost	$1,067	$1,158	$2,215	$2,200

(1)	Includes short-term leases and variable lease costs, which are not significant for the three and six months ended June 30, 2020 and 2019.

For three and six months ended June 30, 2020 and 2019, supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$1,730	$1,782
Right-of-use assets obtained in exchange for lease obligations	286	17,515
	$2,016	$19,297

As at June 30, 2020 and December 31, 2019, supplemental balance sheet information related to leases is as follows:

		June 30,	December 31,
		2020	2019
Assets
Right-of-Use Assets	Property, plant and equipment	$15,074	$16,262
Liabilities
Operating Leases	Accrued and other liabilities	$17,791	$18,677

As at June 30, 2020 and December 31, 2019, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s operating leases are as follows:

	June 30,	December 31,
	2020	2019
Weighted-average remaining lease term (years)	7.8	8.1
Weighted-average discount rate	5.90%	5.90%

As at June 30, 2020, the maturities of the Company’s operating lease liabilities are as follows:

Operating Leases
2020 (six months remaining)	$1,803
2021	3,318
2022	2,811
2023	2,247
2024	2,198
Thereafter	10,177
Total lease payments	$22,554
Less: interest expense	(4,763)
Present value of operating lease liabilities	$17,791

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

On April 10, 2020, the FASB staff issued a question-and-answer document to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic. The guidance allows concessions related to the timing of payments, where the total consideration has not changed, to not be accounted for as lease modifications. Instead, any such concessions can be accounted for as if no change was made to the contract or as variable lease payments. In the second quarter of 2020, the Company adopted the FASB relief guidance and elected to account for any such lease concessions as if no change was made to the underlying contracts. The adoption of this guidance did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

6.  Inventories

As at June 30, 2020 and December 31, 2019, inventories consist of the following:

	June 30,	December 31,
	2020	2019
Raw materials	$34,139	$26,538
Work-in-process	5,839	4,608
Finished goods	20,201	11,843
	$60,179	$42,989

When compared to December 31, 2019, inventories increased by $17.2 million due to delays in manufacturing, shipments and installation of IMAX Theater Systems at customer sites due to government restrictions in various countries limiting public gatherings as a result of the COVID-19 global pandemic.

At June 30, 2020, inventories include finished goods of $4.0 million (December 31, 2019 — $0.7 million) for which title had passed to the customer, but the criteria for revenue recognition were not met as of the balance sheet date.

During the three and six months ended June 30, 2020, the Company recognized write-downs of $0.1 million for excess and obsolete inventory based on current estimates of net realizable value. (2019 — $nil).

7.  Credit Facility and Other Financing Arrangements

As at June 30, 2020 and December 31, 2019, bank indebtedness includes the following:

	June 30,	December 31,
	2020	2019
Credit Facility	$300,000	$20,000
Working Capital Facility	244	—
Unamortized debt issuance costs	(2,479)	(1,771)
	$297,765	$18,229

Credit Agreement

The Company has a credit agreement, the Fifth Amended and Restated Credit Agreement, with Wells Fargo Bank, National Association (“Wells Fargo”), as agent, and a syndicate of lenders party thereto (the “Credit Agreement”). The Company’s obligations under the Credit Agreement are guaranteed by certain of its subsidiaries (the “Guarantors”) and are secured by first-priority security interests in substantially all the assets of the Company and the Guarantors. The facility provided by the Credit Agreement (the “Credit Facility”) matures on June 28, 2023.

The Credit Agreement has a revolving borrowing capacity of $300.0 million, and contains an uncommitted accordion feature allowing the Company to further expand its borrowing capacity to $440.0 million or greater, subject to certain conditions, depending on the mix of revolving and term loans comprising the incremental facility.

In the first quarter of 2020, in response to uncertainties associated with the outbreak of the COVID-19 global pandemic and its impact on the Company’s business, the Company drew down the $280.0 million in available borrowing capacity under the Credit Facility, resulting in total outstanding borrowings of $300.0 million.

The Credit Agreement contains a covenant that requires the Company to maintain a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), as at the last day of any Fiscal Quarter (as defined in the Credit Agreement) of no greater than 3.25:1.00. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit indebtedness, liens, capital expenditures, asset sales, investments and restricted payments, in each case subject to negotiated exceptions and baskets. The Credit Agreement also contains customary representations, warranties and event of default provisions.

On June 10, 2020, the Company entered into the First Amendment to the Credit Agreement (the “Amendment”), which, among other things, (i) suspends the Senior Secured Net Leverage Ratio covenant through the first quarter of 2021, (ii) re-establishes the Senior Secured Net Leverage Ratio covenant thereafter, provided that for subsequent quarters that such covenant is tested, as applicable, the Company will be permitted to use its quarterly EBITDA (as defined in the Credit Agreement) from the third and fourth quarters of 2019 in lieu of the EBITDA for the corresponding quarters of 2020, (iii) adds a $75.0 million minimum liquidity covenant measured at the end of each calendar month and (iv) restricts the Company’s ability to make certain restricted payments, dispositions and investments, create or assume liens and incur debt that would otherwise have been permitted by the Credit Agreement. The modifications to the negative covenants, the minimum liquidity covenant and modifications to certain other provisions in the Credit Agreement pursuant to the Amendment were effective from the date of the Amendment until the earlier of the delivery of the compliance certificate for the fourth quarter of 2021 and the date on which the Company, in its sole discretion, elects to calculate its compliance with the Senior Secured Net Leverage Ratio by using either its actual EBITDA or annualized EBITDA (the “Designated Period”). The Company was in compliance with all of its requirements under the Credit Agreement, as amended, as at June 30, 2020, and based on current projections expects to be in compliance through at least the next year.

Borrowings under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement); provided, however, that from the effective date of the Amendment until the Company delivers a compliance certificate under the Credit Facility following the end of the Designated Period, the applicable margin for LIBOR borrowings will be 2.50% per annum and the applicable margin for U.S. base rate borrowings will be 1.75% per annum. The effective interest rate for the three and six months ended June 30, 2020 was 1.83% and 1.86%, respectively (2019 — 3.52% and 3.55%, respectively).

In addition, the Credit Facility has standby fees ranging from 0.25% to 0.38% per annum, based on the Company’s Total Leverage Ratio with respect to the unused portion of the Credit Facility; provided, however, that from the effective date of the Amendment until the Company delivers a compliance certificate under the Credit Facility following the end of the Designated Period, the standby fee will be 0.50% per annum.

The Company incurred fees of approximately $1.0 million in connection with the Amendment, which are being amortized on a straight-line basis through December 31, 2021.

As at June 30, 2020 and December 31, 2019, the Company did not have any letters of credit or advance payment guarantees outstanding under the Credit Facility.

Working Capital Facility

On July 24, 2019, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, renewed its unsecured revolving facility for up to 200.0 million Renminbi (approximately $30.0 million) to fund ongoing working capital requirements (the “Working Capital Facility”). As at June 30, 2020, there was 1.7 million Renminbi ($0.2 million) in borrowings outstanding under the Working Capital Facility and 198.3 million Renminbi ($29.8 million) was available for future borrowings. There were no amounts drawn under the Working Capital facility at December 31, 2019. The amounts available for borrowing under the Working Capital Facility are not subject to a standby fee. The effective interest rate for the three and six months ended June 30, 2020 was 4.35%, respectively. Subsequent to June 30, 2020, IMAX Shanghai renewed its Working Capital Facility.

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The net settlement loss on its foreign currency forward contracts was $0.3 million at June 30, 2020, as the notional value exceeded the fair value of the forward contracts (December 31, 2019 — $0.5 million net settlement gain). As at June 30, 2020, the Company has $36.0 million in notional value of such arrangements outstanding (December 31, 2019 — $36.1 million).

NBC Facility

On October 28, 2019, the Company entered into a $5.0 million facility with the National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. The Company did not have any letters of credit or advance payment guarantees outstanding as at June 30, 2020 and December 31, 2019 under the NBC Facility.

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

Contingencies and guarantees

The Company is involved in lawsuits, claims, and proceedings, including those identified below, which arise in the ordinary course of business. Management is required to assess the likelihood of any adverse judgments or outcomes related to these legal contingencies, as well as potential ranges of probable or reasonably possible losses. The Company will record a provision for a liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The determination of the amount of any liability recorded or disclosed is reviewed at least quarterly based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel, taking into account the impact of negotiations, settlements, rulings, and other pertinent information related to the case. The amount of liabilities recorded or disclosed for these contingencies may change in the future due to changes in management’s judgments resulting from new developments or changes in settlement strategy. Any resulting adjustment to the liabilities recorded by the Company could have a material adverse effect on its results of operations, cash flows, and financial position in the period or periods in which such changes in judgment occur. The Company believes it has adequate provisions for any such matters.

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

(b)On November 11, 2013, Giencourt Investments, S.A. (“Giencourt”) initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida, based on alleged breaches by the Company of its theater agreement and related license agreement with Giencourt. An arbitration hearing for witness testimony was held during the week of December 14, 2015. At the hearing, Giencourt’s expert identified monetary damages of up to approximately $10.4 million, which Giencourt sought to recover from the Company. The Company asserted a counterclaim against Giencourt for breach of contract and sought to recover lost profits in excess of $24.0 million under the agreements. Subsequently, in December 2015, Giencourt made a motion to the panel seeking to enforce a purported settlement of the matter based on negotiations between Giencourt and the Company. The panel held a final hearing with closing arguments in October 2016. On February 7, 2017, the panel issued a Partial Final Award and on July 21, 2017, the panel issued a Final Award (collectively, the “Award”), which held that the parties had reached a binding settlement, and therefore the panel did not reach the merits of the dispute. The Company strongly disputes that discussions about a potential resolution of this matter amounted to an enforceable settlement. In October 2017, the Company filed a petition to vacate the arbitration award in the United States Court for the Southern District of Florida on various grounds, including that the panel exceeded its jurisdiction, and a hearing was held on June 27, 2019. On September 27, 2019, a Magistrate Judge filed a non-binding recommendation that the Company’s petition be dismissed.  On October 14, 2019, the Company filed an objection to that recommendation. The Company’s petition to vacate the arbitration award was denied by the District Judge on January 10, 2020. The Company filed an appeal of this decision on February 7, 2020 with the Eleventh Circuit Court of Appeals, but such appeal was dismissed on May 29, 2020. At this time, the Company is unable to determine the amounts that it may ultimately owe pursuant to the Award, or the timing of any such payments, but believes it has adequate provisions recorded in its Condensed Consolidated Balance Sheets related to the Award. In addition to the above, the Company has initiated a claim against Giencourt in the Ontario Superior Court seeking damages from Giencourt with respect to contractual claims under various terminated agreements between the parties. These proceedings are in preliminary stages, and no assurances can be given with respect to the ultimate outcome of the matter, but any amounts, if awarded to the Company under these proceedings, may reduce the Company’s overall financial obligations to Giencourt.

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

Financial Guarantees

Certain subsidiaries of the Company have provided significant financial guarantees to third parties under the Credit Agreement.

Product Warranties

The Company’s accrual for product warranties, which was recorded as part of accrued and other liabilities in the Condensed Consolidated Balance Sheets, was less than $0.1 million and $0.2 million at June 30, 2020 and December 31, 2019, respectively.

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the Condensed Consolidated Balance Sheets as at June 30, 2020 and December 31, 2019, with respect to this indemnity.

Other Indemnification Agreements

In the normal course of the Company’s operations, the Company provides indemnifications to counterparties in transactions such as: IMAX Theater Systems lease and sale agreements and the supervision of installation or servicing of IMAX Theater Systems; film production, exhibition and distribution agreements; real property lease agreements; and employment agreements. These indemnification agreements require the Company to compensate the counterparties for costs incurred as a result of litigation claims that may be suffered by the counterparty as a consequence of the transaction or the Company’s breach or non-performance under these agreements. While the terms of these indemnification agreements vary based upon the contract, they normally extend for the life of the agreements. A small number of agreements do not provide for any limit on the maximum potential amount of indemnification; however, virtually all of the IMAX Theater System lease and sale agreements limit such maximum potential liability to the purchase price of the system. The fact that the maximum potential amount of indemnification required by the Company is not specified in some cases prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnifications and no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to the contingent aspect of these indemnities.

9.  Condensed Consolidated Statements of Operations Supplemental Information

(a)	Selling Expenses

The Company defers direct selling costs such as sales commissions and other amounts related to its sales and sales-type lease arrangements until the related revenue is recognized. These costs and direct advertising and marketing, which are included in Costs and Expenses Applicable to Revenues – Technology Sales, totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively (2019 — $0.4 million and $0.9 million, respectively).

Film exploitation costs, including advertising and marketing, totaled a recovery of less than $0.1 million and expense of $2.6 million for the three and six months ended June 30, 2020, respectively (2019 — expense of $9.6 million and $14.1 million, respectively), and are recorded as incurred in Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

Commissions are recognized as Costs and Expenses Applicable to Revenues – Technology Rentals in the month they are earned. These costs totaled less than $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively (2019 — recovery of $0.4 million and recovery of $0.6 million, respectively). Direct advertising and marketing costs for each theater are charged to Costs and Expenses Applicable to Revenues – Technology Rentals as incurred. These costs totaled less than $0.1 million and $0.4 million for the three and six months ended June 30, 2020, respectively (2019 — $0.7 million and $0.9 million, respectively).

(b)	Foreign Exchange

Included in Selling, General and Administrative Expenses for the three and six months ended June 30, 2020 is a loss of $0.3 million and a loss of $1.0 million, respectively (2019 — loss of $0.2 million and loss of $0.4 million, respectively) for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities. See Note 16(c) for additional information.

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

The Company has signed traditional and hybrid joint revenue sharing agreements with 41 exhibitors for a total of 1,237 IMAX Theater Systems, of which 868 theaters were included in the IMAX network as at June 30, 2020, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in Note 2(n) of the Company’s 2019 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Revenues — Technology Sales and Revenues — Technology Rentals and for the three and six months ended June 30, 2020 amounted to $0.1 million and  $6.9 million, respectively (2019 — $27.8 million and $48.2 million, respectively).

IMAX DMR

In an IMAX DMR arrangement, the Company transforms conventional motion pictures into the Company’s large screen format, allowing the release of Hollywood content to the global IMAX theater network. In a typical IMAX DMR film arrangement, the Company receives a percentage of the box office receipts from a movie studio in exchange for converting a commercial film into IMAX DMR format and distributing it through the IMAX network. In recent years, the percentage of gross box office receipts earned in IMAX DMR arrangements has averaged approximately 12.5%, except for within Greater China, where the Company receives a lower percentage of net box office receipts for certain Hollywood films.

For the six months ended June 30, 2020, the majority of IMAX DMR revenue was earned from the exhibition of 14 IMAX DMR films (2019 – 39) throughout the IMAX theater network. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in Note 2(n) of the Company’s 2019 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Revenues – Image Enhancement and Maintenance Services and for the three and six months ended June 30, 2020 amounted to $0.6 million and $11.2 million, respectively (2019 — $39.3 million and $67.2 million, respectively).

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

As at June 30, 2020, the Company has two significant co-produced film arrangements which represent the VIE total assets balance of $7.0 million and liabilities balance of $15.5 million and three other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in Notes 2(a) and 2(n) of the Company’s 2019 Form 10-K.

For the three and six months ended June 30, 2020, expenses totaling $1.2 million and $1.4 million, respectively (2019 — less than $0.1 million and $0.2 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

For the three and six months ended June 30, 2020, revenue of $0.1 million and $0.1 million, respectively (2019 — $nil and less than $0.1 million, respectively) and Costs and Expenses Applicable to Revenues of $nil and $nil, respectively (2019 — $nil and less than $0.1 million, respectively) attributable to this collaborative arrangement have been recorded in Revenue – Image Enhancement and Maintenance Services and Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

10.  Condensed Consolidated Statements of Cash Flows Supplemental Information

(a)	Changes in other operating assets and liabilities as reported in the Condensed Consolidated Statements of Cash Flows are comprised of the following:

	Six Months Ended
	June 30,
	2020	2019
Decrease (increase) in:
Financing receivables	$776	6,029
Prepaid expenses	(2,332)	(1,188)
Variable consideration receivable	(220)	(362)
Other assets	(4,492)	(2,189)
Increase (decrease) in:
Accounts payable	(6,716)	(9,817)
Accrued and other liabilities	764	(4,910)
	$(12,220)	$(12,437)

(b)	Depreciation and amortization are comprised of the following:
	Six Months Ended
	June 30,
	2020	2019
Film assets	$3,515	$8,492
Property, plant and equipment:
Joint revenue sharing arrangements	13,178	11,295
Other property, plant and equipment	5,686	5,992
Other intangible assets	3,238	2,952
Other assets	1,266	829
Deferred financing costs	299	244
	$27,182	$29,804

(c)	Write-downs are comprised of the following:
	Six Months Ended
	June 30,
	2020	2019

Film assets (1)	$4,504	$—
Other assets (2)	1,151	—
Joint revenue sharing arrangements (3)	929	404
Property, plant and equipment	58	81
Inventories	72	2
Other intangible assets	92	21
	$6,806	$508

(1)

In the six months ended June 30, 2020, the Company recorded an impairment loss of $4.5 million (2019 — $nil) to write-down the carrying value of certain documentary and alternative content film assets due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments. As of June 30, 2020, following the recording of these write-downs, the Company’s film assets totaled $13.1 million, which principally consists of documentary and DMR content. The recoverability of these assets assumes the return to historical levels of box office results as theaters reopen following the lifting of COVID-19 restrictions. There can be no assurances that there will not be additional write-downs to the carrying values of these assets as the Company continues to assess the ongoing impact of the COVID-19 pandemic. (See Notes 1 and 2.)

(2)

In the six months ended June 30, 2020, the Company recorded a $1.2 million (2019 - $nil) write-down of other assets, of which $1.0 million relates to the write-down of certain content-related assets which became impaired in the period.

(3)

In the six months ended June 30, 2020, the Company recorded charges of $0.9 million in Costs and Expenses Applicable to Technology Rentals principally related to the write-down of xenon-based digital systems which were upgraded by customers to laser-based digital systems and taken out of service. In the six months ended June 30, 2019, the Company recorded a charge of $0.1 million in Costs and Expenses Applicable to Technology Rentals and  $0.1 million in Revenues -Technology Rentals upon the upgrade of xenon-based digital systems under joint revenue sharing arrangements to laser-based digital systems.

(d)	Significant non-cash investing activities are comprised of the following:

	Six Months Ended
	June 30,
	2020	2019
Net (decrease) increase in accruals related to:
Investment in joint revenue sharing arrangements	$(1,887)	$3,651
Acquisition of other intangible assets	(10)	13
Purchases of property, plant and equipment	158	(427)
	$(1,739)	$3,237

11.  Income Taxes

(a)	Income Tax Expense

The Company’s effective tax benefit rate for the three months ended June 30, 2020, is 25.4% and differs from the Canadian statutory tax rate of 26.2%, primarily due to permanent book to tax differences, investment and other tax credits, jurisdictional tax rate differences, management’s estimates of contingent liabilities related to the resolution of various tax examinations and withholding taxes associated with the reversal of the indefinite reinvestment assertion for certain foreign subsidiaries, as discussed below.

In the first quarter of 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As a result, the Company recognized a deferred tax liability of $19.7 million in the first quarter of 2020 for the estimated applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings. In the second quarter of 2020, the estimate of the applicable foreign withholding taxes was reduced by $1.2 million to $18.5 million due to a reduction in the amount of distributable historical earnings. Cash held outside of Canada as at June 30, 2020 was $75.0 million (December 31, 2019 — $90.1 million), of which $61.5 million was held in the People’s Republic of China (“PRC”) (December 31, 2019 — $67.6 million).

For the three months ended June 30, 2020, the Company recorded income tax benefit of  $10.2 million (2019 — tax expense of $5.3 million), which includes the $1.2 million reduction to the foreign withholding taxes discussed above. In addition, in the second quarter of 2020, the Company recognized income tax expense of $0.3 million (2019 — $0.1 million) related to the provision for uncertain tax positions.

The Company’s effective tax rate for the six months ended June 30, 2020  is -6.3% and differs from the Canadian statutory tax rate of 26.2%, primarily due to permanent book to tax differences, investment and other tax credits, jurisdictional tax rate differences, managements estimates of contingent liabilities related to the resolution of various tax examinations and withholding taxes associated with the reversal of the indefinite reinvestment assertion for certain foreign subsidiaries, as discussed above.

For the six months ended June 30, 2020, the Company recorded income tax expense of $5.3 million (2019 — $9.0 million), which includes the $18.5 million foreign withholding taxes discussed above. In addition, in the six months ended June 30, 2020, the Company recognized income tax expense of $5.1 million (2019 — $0.5 million) related to the provision for uncertain tax positions and an expense of $0.7 million (2019 — $0.3 million) recognized to reduce the tax benefit available on share-based compensation costs recognized in the period.

As at June 30, 2020, the Company’s Condensed Consolidated Balance Sheets include net deferred income tax assets of $46.8 million, which is net of a valuation allowance of $0.2 million (December 31, 2019 — $23.9 million). As at June 30, 2020, the Company’s Condensed Consolidated Balance Sheets include a deferred income tax liability of $18.5 million (December 31, 2019 — $nil). During the three months ended June 30, 2020, deferred tax assets increased by $8.9 million due to losses recognized in the period. The recoverability of these deferred tax assets is subject to certain levels of future taxable income and the uncertainties associated with accounting estimates, as discussed in Note 1. Based on a review of the projected future earnings of the Company there was no change in management’s estimates of the recoverability of the Company’s deferred tax assets. Should actual results differ from management’s estimates of future taxable income, an increased valuation allowance may be required.

The Company’s Chinese subsidiary had taken a deduction for certain share-based compensation issued by its parent company in a prior period and had recognized a related deferred tax asset of $1.4 million (December 31, 2019 — $1.4 million). Chinese regulatory authorities responsible for capital and exchange controls will need to review and approve the proposed settlement of these transactions before they can be completed. There may be a requirement for future investment of funds into China in order to secure the deduction. Should the Company proceed, any such future investment would come from existing capital invested in the IMAX China group of companies being redeployed amongst the IMAX China group of companies, including the Chinese subsidiary.

(b)	Income Tax Effect on Other Comprehensive (Loss) Income

The income tax (expense) benefit included in the Company’s other comprehensive (loss) income are related to the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Unrealized change in cash flow hedging instruments	$(354)	$(99)	$395	$(182)
Realized change in cash flow hedging instruments upon settlement	(88)	(78)	(182)	(96)
Unrecognized actuarial gain on defined benefit plan	—	—	40	—
	$(442)	$(177)	$253	$(278)

12.  Capital Stock

(a)	Share-Based Compensation

For the three and six months ended June 30, 2020, share-based compensation expense totaled $6.5 million and $10.7 million, respectively (2019 — $7.0 million and $11.4 million, respectively) and is reflected in the following accounts in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost and expenses applicable to revenues	$—	$447	$400	$821
Selling, general and administrative expenses	6,467	6,485	10,174	10,388
Research and development	—	95	85	180
	$6,467	$7,027	$10,659	$11,389

       There were no share-based compensation expenses allocated to Costs and Expenses Applicable to Revenues or Research and Development in the three months ended June 30, 2020 due to the idling of the Company’s productive capacity and slowdown in business activities during the COVID-19 global pandemic.

The following table summarizes the Company’s share-based compensation expense by each award type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock Options	$503	$2,177	$1,016	$4,084
Restricted Share Units	4,534	4,132	7,436	6,242
Performance Stock Units	467	—	746	—
IMAX China Stock Options	15	77	101	143
IMAX China Long Term Incentive Plan Restricted Share Units	909	641	1,313	920
IMAX China Long Term Incentive Plan Performance Stock Units	39	—	47	—
	$6,467	$7,027	$10,659	$11,389

For the six months ended June 30, 2020, the above includes expense of $0.1 million and $0.1 million in the three and six months ended June 30, 2020, respectively (2019 — $nil and $nil, respectively) related to restricted share units granted to a certain advisor of the Company.

Stock Option Summary

The following table summarizes the activity under the Company’s Stock Option Plan (“SOP”) and IMAX Amended and Restated Long Term Incentive Plan (“IMAX LTIP”) for the six months ended June 30:

	Number of Shares		Weighted Average Exercise Price Per Share
	2020	2019	2020	2019
Stock options outstanding, beginning of period	5,732,209	5,465,046	$26.82	$27.63
Granted	—	1,016,882	—	20.66
Exercised	—	(85,746)	—	20.15
Forfeited	(23,633)	(103,902)	22.35	23.70
Expired	(772,665)	(316,325)	27.03	26.08
Cancelled	(18,483)	(5,196)	27.97	32.80
Stock options outstanding, end of period	4,917,428	5,970,759	26.80	26.70
Stock options exercisable, end of period	4,313,890	4,104,443	27.32	28.35

    Stock options are no longer granted under the Company’s previous approved SOP.

Restricted Share Units (“RSU”) Summary

The following table summarizes the activity in respect of RSUs issued under the IMAX LTIP for the six months ended June 30:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2020	2019	2020	2019
RSUs outstanding, beginning of period	1,065,347	1,033,871	$23.17	$25.70
Granted	1,047,369	618,181	15.36	22.40
Vested and settled	(383,126)	(302,232)	21.58	26.69
Forfeited	(39,912)	(124,527)	20.29	23.66
RSUs outstanding, end of period	1,689,678	1,225,293	18.76	23.99

Performance Stock Units Summary

In the first quarter of 2020, the Company expanded its share-based compensation program to include performance stock units (“PSUs”). The Company grants two types of PSU awards, one which vests based on a combination of employee service and the achievement of certain EBITDA-based targets and one which vests based on a combination of employee service and the achievement of certain stock-price targets. These awards vest over a three-year performance period. The fair value of PSUs with EBITDA-based targets is equal to the closing price on date of grant or the average closing price of the Company’s common stock for five days prior to the date of grant. The fair value of PSUs with stock-price targets is determined on the grant date using a Monte Carlo simulation, which is a valuation model that takes into account the likelihood of achieving the stock-price targets embedded in the award (“Monte Carlo Model”). The compensation expense attributable to each type of PSU is recognized on a straight-line basis over the requisite service period.

The fair value determined by the Monte Carlo Model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The compensation expense is fixed on the date of grant based on the dollar value granted.

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

Compensation expense is not adjusted for estimated, forfeitures, but is instead adjusted based upon the actual forfeiture of the award.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP for the six months ended June 30:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2020	2019	2020	2019

Granted	369,260	—	$15.67	$—
Forfeited	(2,526)	—	14.84	—
PSUs outstanding, end of period	366,734	—	15.68	—

Issuer Purchases of Equity Securities

In 2017, the Company’s Board of Directors approved a new $200.0 million common stock share repurchase program, which would have expired on June 30, 2020. In June 2020, the Board of Directors approved a 12-month extension of this program which will now expire on June 30, 2021. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. There were no common stock repurchases during the three months ended June 30, 2020. During the six months ended June 30, 2020, the Company repurchased 2,484,123 shares of its common stock at an average price of $14.72 per share, excluding commissions. During the three and six months ended June 30, 2019, the Company repurchased 87,769 common shares at an average price of $19.45 per share, excluding commissions.

In 2019, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China in an amount not to exceed 10% of the total number of issued shares as at June 6, 2019 (35,605,560 shares). The share repurchase program expired on the date of the 2020 Annual General Meeting of IMAX China on June 11, 2020. During the 2020 Annual General Meeting, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of issued shares as of June 11, 2020 (34,848,398 shares). This program will be valid until the 2021 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three and six months ended June 30, 2020, IMAX China repurchased 425,800 and 906,400 shares of its common stock, respectively, at an average price of HKD 11.63 per share and HKD 13.13 per share, respectively (U.S. $1.50 and U.S. $1.69, respectively). During the three and six months ended June 30, 2019, IMAX China repurchased 6,315,900 and 7,025,700 of its common shares, respectively, at an average price of HKD 18.59 per share and HKD 18.68 per share, respectively (U.S. $2.37 and U.S. $2.38, respectively).

The total number of shares purchased during the six months ended June 30, 2020 does not include 200,000 common shares (2019 — 400,000 common shares) purchased in the administration of employee share-based compensation plans, at an average price of $15.43 per share (2019 — $22.98 per share). There were no such purchases made during the three months ended June 30, 2020 and 2019.

As at June 30, 2020, the IMAX LTIP trustee held 21,313 shares (December 31, 2019 — 187,020 shares) purchased for $0.3 million (December 31, 2019 — $4.0 million) in the open market to be issued upon the settlement of RSUs and certain stock options. The shares held with the trustee are recorded at cost and are reported as a reduction against capital stock on the Condensed Consolidated Balance Sheets.

(b)	Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted average number of common shares (000's):
Issued and outstanding, beginning of period	58,787	61,291	61,176	61,434
Weighted average number of shares repurchased, net of shares issued during the period	21	40	(1,563)	(80)
Weighted average number of shares used in computing basic income per share	58,808	61,331	59,613	61,354
Assumed exercise of stock options, RSUs and PSUs, net of shares assumed repurchased, if dilutive	—	176	—	171
Weighted average number of shares used in computing diluted income per share	58,808	61,507	59,613	61,525

For three and six months ended June 30, 2020, the calculation of diluted weighted average shares outstanding excludes 6,973,840 and 6,973,840 shares, respectively (2019 — 6,153,795 and 6,226,887 shares, respectively) of common shares issuable upon the vesting of RSUs and PSUs and the exercise of stock options.

13.  Revenue from Contracts with Customers

(a) Disaggregated Information About Revenue

The following tables summarize the Company’s revenues by type and reportable segment for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020
	Revenue from
	Contracts with Customers		Revenue from
	Fixed Consideration	Variable Consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems	$1,278	$765	$—	$—	$2,043
Joint Revenue Sharing Arrangements, fixed fees	—	—	369	—	369
Other Theater Business(1)	(309)	—	—	—	(309)
Other sales(2)	505	79	—	—	584
Sub-total	1,474	844	369	—	2,687
Image enhancement and maintenance services
IMAX DMR	—	546	—	—	546
IMAX Maintenance	—	—	—	—	—
Film Post-Production	738	—	—	—	738
Film Distribution	2,250	194	—	—	2,444
Other	—	71	—	—	71
Sub-total	2,988	811	—	—	3,799
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent(3)	—	—	(137)	—	(137)
Sub-total	—	—	(137)	—	(137)
Finance income
IMAX Systems	—	—	—	2,506	2,506
Total	$4,462	$1,655	$232	$2,506	$8,855

	Six Months Ended June 30, 2020
	Revenue from
	Contracts with Customers		Revenue from
	Fixed consideration	Variable consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems	$3,521	$1,662	$—	$—	$5,183
Joint Revenue Sharing Arrangements, fixed fees	—	—	1,139	—	1,139
Other Theater Business	954	—	—	—	954
Other sales(2)	983	90	—	—	1,073
Sub-total	5,458	1,752	1,139	—	8,349
Image enhancement and maintenance services
IMAX DMR	—	11,175	—	—	11,175
IMAX Maintenance	7,370	—	—	—	7,370
Film Post-Production	2,349	—	—	—	2,349
Film Distribution	2,250	1,077	—	—	3,327
Other	—	299	—	—	299
Sub-total	11,969	12,551	—	—	24,520
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	5,834	—	5,834
Sub-total	—	—	5,834	—	5,834
Finance income
IMAX Systems	—	—	—	5,054	5,054
Total	$17,427	$14,303	$6,973	$5,054	$43,757

(1)	The Company is reporting negative revenue due to an adjustment to prior period revenue.
(2)	Other sales include New Business Initiatives.
(3)

The Company is reporting negative revenue due to the continued amortization of lessee incentives that are typically netted against lease revenues, which are abnormally low during the period due to the COVID-19 global pandemic, as discussed in Note 2.

The following tables summarize the Company’s revenues by type and reportable segment for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019
	Revenue from
	Contracts with Customers		Revenue from
	Fixed Consideration	Variable Consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems	$13,074	$849	$—	$—	$13,923
Joint Revenue Sharing Arrangements, fixed fees	—	—	2,548	—	2,548
Other Theater Business	2,580	—	—	—	2,580
Other sales(1)	500	143	—	—	643
Sub-total	16,154	992	2,548	—	19,694
Image enhancement and maintenance services
IMAX DMR	—	39,293	—	—	39,293
IMAX Maintenance	13,207	—	—	—	13,207
Film Post-production	2,326	—	—	—	2,326
Film Distribution	—	1,275	—	—	1,275
Other(1)		561	—	—	561
Sub-total	15,533	41,129	—	—	56,662
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	25,540	—	25,540
Other(1)	—	2	321	—	323
Sub-total	—	2	25,861	—	25,863
Finance income
IMAX Systems	—	—	—	2,578	2,578
Total	$31,687	$42,123	$28,409	$2,578	$104,797

	Six Months Ended June 30, 2019
	Revenue from
	Contracts with Customers		Revenue from
	Fixed consideration	Variable consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems	$21,238	$3,030	$—	$—	$24,268
Joint Revenue Sharing Arrangements, fixed fees	—	—	5,087	—	5,087
Other Theater Business	4,206	—	—	—	4,206
Other sales(1)	1,188	145	—	—	1,333
Sub-total	26,632	3,175	5,087	—	34,894
Image enhancement and maintenance services
IMAX DMR	—	67,243	—	—	67,243
IMAX Maintenance	26,158	—	—	—	26,158
Film Post-production	4,273	—	—	—	4,273
Film Distribution	—	1,990	—	—	1,990
Other(1)		1,145	—	—	1,145
Sub-total	30,431	70,378	—	—	100,809
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	43,584	—	43,584
Other(1)	—	26	423	—	449
Sub-total	—	26	44,007	—	44,033
Finance income
IMAX Systems	—	—	—	5,259	5,259
Total	$57,063	$73,579	$49,094	$5,259	$184,995

(1)     Other sales include New Business Initiatives.

(See Note 2 for information on the current impacts and uncertainties relating to the COVID-19 pandemic, which are impacting the Company’s revenues.)

(b) Deferred Revenue

The Company’s IMAX Theater System sale and lease arrangements include a requirement for it to provide maintenance services over the life of the arrangement, subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments upon renewal each year are either prepaid or made in arrears and can vary in frequency from monthly to annually. At June 30, 2020, $17.2 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2019 — $17.7 million). The maintenance revenue is recognized evenly over the contract term which coincides with the maintenance services being provided. In the event of customer default, any payments made by the customer may be retained by the Company.

In instances where the Company receives consideration prior to satisfying its performance obligations, the recognition of revenue is deferred. The majority of the deferred revenue balance relates to payments received by the Company for IMAX Theater Systems where control of the system has not transferred to the customer. The deferred revenue balance related to an individual theater increases as progress payments are made and is then derecognized when control of the system is transferred to the customer. Recognition dates are variable and depend on numerous factors, including some outside of the Company’s control.

(See Note 2 for information on the current impacts of and uncertainties relating to the COVID-19 pandemic which are impacting Company’s revenues.)

14.  Segment Reporting

The Company’s Chief Executive Officer (“CEO”) is its Chief Operating Decision Maker (“CODM”), as such term is defined under U.S. GAAP. The CODM, along with other members of management, assess segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, research and development costs, the amortization of intangibles, provisions for (recoveries of) current expected credit losses, certain write-downs, interest income, interest expense and tax (expense) benefit are not allocated to the segments.

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

(iv)

Film Distribution and Post-production, which includes activities related to the licensing of film content, and the distribution of films primarily for the Company’s institutional theater partners (through the Film Distribution segment) and the provision of film post-production and quality control services (through the Film Post-production segment).

     The Company is presenting information at a disaggregated level to provide more relevant information to readers.

Transactions between the IMAX DMR segment and the Film Post-production segment are valued at exchange value. Inter-segment profits are eliminated upon consolidation, as well as for the disclosures below.

The following table sets forth the breakdown of revenue and (margin loss) gross margin by category for the three months ended June 30, 2020:

	Revenue		(Margin Loss) Gross Margin(3)
	2020	2019	2020	2019
IMAX Technology Network
IMAX DMR	$546	$39,293	$(30)	$23,961
Joint revenue sharing arrangements, contingent rent(4)	(137)	25,540	(6,501)	19,318
	409	64,833	(6,531)	43,279
IMAX Technology Sales and Maintenance
IMAX Systems (1)	4,549	16,501	2,650	8,019
Joint revenue sharing arrangements, fixed fees	369	2,548	48	870
IMAX Maintenance	—	13,207	(1,908)	5,640
Other Theater Business (2)(5)	(309)	2,580	(564)	841
	4,609	34,836	226	15,370
New Business Initiatives	632	478	512	281
Film Distribution and Post-production
Film Distribution	2,444	1,275	(1,541)	377
Post-production	738	2,326	145	81
	3,182	3,601	(1,396)	458
	8,832	103,748	(7,189)	59,388
Other	23	1,049	(499)	165
Total	$8,855	$104,797	$(7,688)	$59,553

The following table sets forth the breakdown of revenue and (margin loss) gross margin by category for six months ended June 30, 2020:

	Revenue		(Margin Loss) Gross Margin(3)
	2020	2019	2020	2019
IMAX Technology Network
IMAX DMR	$11,175	$67,243	$4,413	$43,736
Joint revenue sharing arrangements, contingent rent	5,834	43,584	(8,119)	31,253
	17,009	110,827	(3,706)	74,989
IMAX Technology Sales and Maintenance
IMAX Systems (1)	10,237	29,527	5,826	15,071
Joint revenue sharing arrangements, fixed fees	1,139	5,087	227	1,165
IMAX Maintenance	7,370	26,158	(1,149)	10,921
Other Theater Business (2)	954	4,206	46	1,316
	19,700	64,978	4,950	28,473
New Business Initiatives	1,110	1,312	873	900
Film Distribution and Post-production
Film Distribution	3,327	1,990	(3,699)	(333)
Post-production	2,349	4,273	368	766
	5,676	6,263	(3,331)	433
Sub-total	43,495	183,380	(1,214)	104,795
Other	262	1,615	(1,388)	(102)
Total	$43,757	$184,995	$(2,602)	$104,693

 (1)  Includes initial upfront payments and the present value of fixed minimum payments from sales and sales-type lease arrangements of IMAX Theater Systems, and the present value of estimated variable consideration from sales of IMAX Theater Systems. To a lesser extent, also includes finance income associated with these revenue streams.

(2)	Principally includes after-market sales of IMAX projection system parts and 3D glasses
(3)

IMAX DMR gross margin includes marketing cost of $nil and $2.4 million for the three and six months ended June 30, 2020, respectively (2019 — $9.5 million and $13.4 million, respectively). JRSA gross margin includes advertising, marketing and commission expense of less than $0.1 million and $0.6 million for the three and six months ended June 30, 2020, respectively (2019 —$0.2 million and $0.3 million, respectively). IMAX Systems gross margin includes marketing and commission costs of $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively, (2019 — $0.4 million and $0.9 million, respectively). Film Distribution segment gross margin includes marketing expense of less than $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively (2019 — less than $0.1 million and $0.6 million, respectively).

(4)

The Company is reporting negative revenue due to the continued amortization of lessee incentives that are typically netted against lease revenues, which are abnormally low during the period due to the COVID-19 global pandemic, as discussed in Note 2.

(5)	The Company is reporting negative revenue due to an adjustment to prior period revenue.

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the remastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue
United States	$3,812	$35,944	$16,777	$60,237
Asia (excluding Greater China)	1,868	9,963	7,728	18,753
Greater China	1,393	32,575	6,662	59,256
Russia & the CIS	658	5,619	2,224	7,307
Western Europe	631	11,933	5,188	20,376
Latin America	108	2,160	1,635	4,813
Canada	12	2,620	943	4,492
Rest of the World	373	3,983	2,600	9,761
Total	$8,855	$104,797	$43,757	$184,995

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) comprises more than 10% of the Company’s total revenue, except for Japan in the three months ended June 30, 2020.

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

As at June 30, 2020 and December 31, 2019, the Company’s projected benefit obligation and unfunded status related to the SERP are as follows:

	June 30,	December 31,
	2020	2019
Projected benefit obligation:
Obligation, beginning of period	$18,840	$17,977
Prior Service cost	—	456
Interest cost	189	564
Actuarial gain	—	(157)
Obligation, end of period and unfunded status	$19,029	$18,840

The accumulated benefit obligation for the SERP was $19.0 million at June 30, 2020 (December 31, 2019 —$18.8 million). For the three and six months ended June 30, 2020, the Company recorded interest costs of $0.1 million and $0.2 million, respectively, (2019 — $0.1 million and $0.3 million, respectively) related to the SERP. The Company expects to recognize interest costs of $0.2 million related to the SERP during the remainder of 2020. No contributions are expected to be made for the SERP during the remainder of 2020.

(b)	Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and six months ended June 30, 2020, the Company contributed and recorded expense of $0.2 million and  $0.5 million, respectively, (2019 — $0.3 million and $0.6 million, respectively) to its Canadian defined contribution plan and $0.1 million and $0.4 million, respectively, (2019 — $0.1 million and $0.3 million, respectively) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits – Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplement coverage as selected by Messrs. Gelfond and Wechsler. As at June 30, 2020, the Company’s postretirement benefits obligation under this plan is $0.6 million (December 31, 2019 — $0.7 million). For the three and six months ended June 30, 2020, the Company has recorded expense of less than $0.1 million and less than $0.1 million, respectively (2019 — less than $0.1 million and less than $0.1 million, respectively) related to this plan.

(d)	Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. As at June 30, 2020, the Company’s postretirement benefits obligation under this plan is $1.5 million (December 31, 2019 — $1.6 million). For the three and six months ended June 30, 2020, the Company has recorded expense of less than $0.1 million and $0.1 million, respectively (2019 — less than $0.1 million and less than $0.1 million, respectively) related to this plan.

(e)	Deferred Compensation Benefit Plan

The Company maintained a nonqualified deferred compensation benefit plan (the “Retirement Plan”) covering the former CEO of IMAX Entertainment and Senior Executive Vice President of the Company. Under the terms of the Retirement Plan, the benefits were due to vest in full if he incurred a separation from service (as defined therein). In the fourth quarter of 2018, the executive incurred a separation from service, and as such, the Retirement Plan benefits became fully vested as at December 31, 2018 and the accelerated costs were recognized and reflected in Executive Transition Costs on the Consolidated Statement of Operations. As at June 30, 2020, the Company had a funded benefit obligation recorded of $3.6 million (December 31, 2019 — $3.6 million). The Company did not recognize any additional expenses in the three and six months ended June 30, 2020 and 2019.

16.  Financial Instruments

(a)	Cash and Cash Equivalents

The Company maintains cash with various major financial institutions. The Company’s cash is invested with highly rated financial institutions.

(b)	Fair Value Measurements

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate fair values due to the short-term maturity of these instruments. The Company’s other financial instruments are comprised of the following:

	As at June 30, 2020		As at December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$318,986	$318,986	$109,484	$109,484
Equity securities (3)	13,192	13,192	15,685	15,685
Level 2
Net financed sales receivables(2)	$108,081	$108,430	$112,432	$111,441
Net investment in sales-type leases (2)	15,784	15,516	15,606	15,309
Convertible loan receivable (2)	—	—	1,500	1,500
Equity securities(1)	1,000	1,000	1,000	1,000
Foreign exchange contracts — designated forwards(3)	(318)	(318)	530	530
Foreign exchange contracts — non-designated forwards(3)	27	27	—	—
Bank indebtedness - under the Working Capital Facility(1)	(244)	(244)	—	—
Bank indebtedness - under the Credit Facility(1)	(300,000)	(300,000)	(20,000)	(20,000)

(1)	Recorded at cost, which approximates fair value.
(2)	Estimated based on discounting future cash flows at currently available interest rates with comparable terms.
(3)	Value determined using quoted prices in active markets.

When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no significant transfers in or out of the Company’s Level 3 assets during the three and six months ended June 30, 2020 and 2019.
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

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at June 30, 2020 (the “Foreign Currency Hedges”), with settlement dates throughout 2020 and 2021. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with selling, general and administrative expenses and inventories. For foreign currency cash flow hedging instruments related to selling, general and administrative expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive Income and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to inventories, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive Income and reclassified to Inventories in the Condensed Consolidated Balance Sheets when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statement of Operations.

On April 28, 2020, the FASB staff issued a question-and-answer document (Q&A) to respond to frequently asked questions about the disruptive effects of COVID-19 on cash flow hedge accounting. FASB Accounting Standards Codification Topic 815, Derivative and Hedging, provides guidance on when to discontinue cash flow hedge accounting and when and how to reclassify amounts deferred in accumulated other comprehensive income (AOCI) to earnings. The Q&A document addresses how the postponement or cancellation of forecasted transactions related to the effects of the COVID-19 pandemic should be considered when applying cash flow hedge accounting under Topic 815. The Company has considered the Q&A document when applying cash hedge flow accounting under Topic 815. The guidance did not have a material impact to the Company’s Condensed Consolidated Financial Statements.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Condensed Consolidated Financial Statements:

Notional value of foreign exchange contracts:

	June 30,	December 31,
	2020	2019
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$32,437	36,052
Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	3,584	—
	$36,021	$36,052

Fair value of derivatives in foreign exchange contracts:

		June 30,	December 31,
	Balance Sheet Location	2020	2019
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$245	$602
	Accrued and other liabilities	(563)	(72)
Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	57	—
	Accrued and other liabilities	(30)	—
		$(291)	$530

Derivatives in Foreign Currency Hedging relationships are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Foreign exchange contracts	Derivative Gain (Loss)
— Forwards	Recognized in OCI
	(Effective Portion)	$1,334	$297	$(1,526)	$365

	Location of Derivative Loss
	Reclassified from AOCI	Three Months Ended June 30,		Six months ended June 30,
	(Effective Portion)	2020	2019	2020	2019
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$(328)	$(355)	$(669)	(661)
	Property, plant and equipment	—	(19)	—	(32)
	Inventory	(9)	—	$(26)	—
		$(337)	$(374)	$(695)	$(693)

		Three Months Ended June 30,		Six months ended June 30,
		2020	2019	2020	2019
Foreign exchange contracts	Derivative Gain (Loss) Recognized In
— Forwards	and Out of OCI	$—	$2	$(88)	$2

Non Designated Derivatives in Foreign Currency relationships are as follows:

		Three Months Ended June 30,		Six months ended June 30,
	Location of Derivative Gain	2020	2019	2020	2019
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$27	$—	$27	—
		$27	$—	$27	$—

The Company's estimated net amount of the existing losses as at June 30, 2020 is $0.4 million, which is expected to be reclassified to earnings within the next twelve months.

(d)	Investments in Equity Securities

As at June 30, 2020, the Condensed Consolidated Balance Sheets includes $13.2 million (December 31, 2019 — $15.7 million) of investments in equity securities.

On January 17, 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, as an investor entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) (as the issuer) and Morgan Stanley Asia Limited (as a sponsor, underwriter and the underwriters’ representative). Pursuant to this agreement, IMAX China (Hong Kong), Limited agreed to invest $15.2 million to subscribe for a certain number of shares of Maoyan at the final offer price pursuant to the global offering of the share capital of Maoyan, and this investment would be subject to a lock-up period of six months following the date of the global offering. On February 4, 2019, Maoyan completed its global offering, upon which, IMAX China (Hong Kong), Limited became a less than 1% shareholder in Maoyan. This investment is classified as an equity security, with a readily determinable market value through the Hong Kong Stock Exchange. The changes in fair value are recorded in gain (loss) in fair value of equity investment line item in the Company’s Condensed Consolidated Statement of Operations. As at June 30, 2020, the value of the Company’s investment in Maoyan was $12.1 million (December 31, 2019 — $14.6 million). For the three and six months ended June 30, 2020, the Company has recorded a net unrealized gain of $2.0 million and loss of $2.5 million, respectively ( 2019— loss of $4.5 million and $2.1 million, respectively).

The Company has an investment of $1.1 million (December 31, 2019 — $1.0 million) in the shares of an exchange traded fund. This investment is classified as an equity investment.

As at June 30, 2020, the Company held investments in the preferred shares of enterprises which meet the criteria for classification as an equity security under FASB ASC 325, carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million at June 30, 2020 (December 31, 2019 — $1.0 million) and is recorded in Other Assets.

17.  Non-Controlling Interests

(a)	IMAX China Non-Controlling Interest

The Company indirectly owns approximately 69.81% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company. The balance of the non-controlling interest in IMAX China as at June 30, 2020 is $74.7 million. The net loss attributable to the non-controlling interest in IMAX China for the three and six months ended June 30, 2020 is $2.8 million and $12.5 million, respectively (2019 — net income of $2.7 million and $7.0 million, respectively).

(b)	Other Non-Controlling Interest

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014 and has reached its maximum contribution. As at June 30, 2020, the Original Film Fund has invested $22.3 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

The following table summarizes the movement of the non-controlling interest in temporary equity, in the Company’s subsidiary for the six months ended June 30, 2020:

Balance as at December 31, 2019	$5,908
Net loss	(1,671)
Balance as at June 30, 2020	$4,237

18.  Exit costs, restructuring charges and associated impairments

In 2018, the Company performed a strategic review of its business and decided to exit from certain non-core businesses or initiatives, which included closing its VR locations. In addition, as part of management’s efforts to decrease costs, the Company reduced certain functions and realigned resources. During the six months ended June 30, 2019, the Company recognized charges of $0.9 million associated with these actions in its Condensed Consolidated Statements of Operations, consisting of restructuring charges and costs to exit leases. Restructuring charges relate to the Company’s corporate unit and are comprised of employee severance costs including benefits and share-based compensation, costs of consolidating facilities and contract termination costs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presented below is Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") for IMAX Corporation and its consolidated subsidiaries (“IMAX” or the “Company”) for the three and six months ended June 30, 2020 and 2019. MD&A should be read in conjunction with Note 14, "Segment Reporting" in the accompanying Condensed Consolidated Financial Statements in Item 1.

The Company indirectly owns approximately 69.81% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, future capital expenditures (including the amount and nature thereof), plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; risks related to the Company’s growth and operations in China; the performance of IMAX DMR® films; the signing of IMAX Theater System agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates; competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks relating to recent consolidation among commercial exhibitors and movie studios; risks related to new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security and data privacy; risks related to the Company’s inability to protect its intellectual property; general economic, market or business conditions; the failure to convert IMAX Theater System backlog into revenue; changes in laws or regulations; the failure to fully realize the projected cost savings and benefits from any of the Company’s restructuring initiatives; the impact of COVID-19 on our business, financial condition, and results of operations and on the businesses of our customers and exhibitor partners; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

The information posted on the Company’s corporate and Investor Relations websites may be deemed material to investors. Accordingly, investors, media and others interested in the Company should monitor the Company’s websites in addition to the Company’s press releases, SEC filings and public conference calls and webcasts.

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, DMR®, IMAX nXos® and Films to the Fullest®, are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

OVERVIEW

IMAX is one of the world’s leading entertainment technology companies, specializing in technological innovations powering the presentation of some of today’s most immersive entertainment experiences. Through its proprietary software, theater architecture, patented intellectual property and specialized equipment, IMAX offers a unique end-to-end cinematic solution to create the highest-quality, most immersive motion picture and other entertainment event experiences for which the IMAX® brand has become known globally. Top filmmakers and movie studios utilize the cutting-edge visual and sound technology of IMAX to connect with audiences in innovative ways, and, as a result, IMAX’s network is among the most important and successful distribution platforms for major films and other events around the world.

The Company leverages its innovative technology and engineering in all aspects of its business, which principally consists of the digital remastering of films and other presentations into the IMAX format (“IMAX DMR”) and the sale or lease of premium IMAX theater systems (“IMAX Theater Systems”).

IMAX Theater Systems are based on proprietary and patented image, audio and other technology developed over the course of the Company’s 52-year history. The customers who purchase or lease IMAX Theater Systems are theater exhibitors that operate commercial theaters (particularly multiplexes), museums, science centers, or destination entertainment sites. The Company generally does not own the theaters in the IMAX network, but licenses the use of its trademarks along with the sale or lease of the IMAX Theater System.

As at June 30, 2020, there were 1,615 IMAX Theater Systems operating in 81 countries and territories, including 1,527 commercial multiplexes, 13 commercial destinations and 75 institutional locations. This compares to 1,541 IMAX Theater Systems operating in 81 countries and territories as of June 30, 2019 including 1,445 commercial multiplexes, 15 commercial destinations and 81 institutional locations. (See the table below under “IMAX Network and Backlog” for additional information on the composition of the IMAX network.)

The IMAX Theater System provides the Company’s exhibitor customers with a combination of the following benefits:

•	the ability to exhibit content that has undergone the IMAX DMR® conversion process, which results in higher image and sound fidelity than conventional cinema experiences;
•	advanced, high-resolution projectors with specialized equipment and automated theater control systems, which generate significantly more contrast and brightness than conventional theater systems;
•

large screens and proprietary theater geometry, which result in a substantially larger field of view so that the screen extends to the edge of a viewer’s peripheral vision and creates more realistic images;

•	advanced sound system components, which deliver more expansive sound imagery and pinpointed origination of sound to any specific spot in an IMAX theater;
•	specialized theater acoustics, which result in a four-fold reduction in background noise; and
•	a license to the globally recognized IMAX brand.

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

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. In 2018, the Company introduced IMAX with Laser, a laser projection system designed for IMAX theaters in commercial multiplexes, which represents a further evolution of IMAX’s proprietary technology. The Company believes that IMAX with Laser delivers increased resolution, sharper and brighter images, deeper contrast as well as the widest range of colors available to filmmakers today. The Company further believes that IMAX with Laser is helping facilitate the next major lease renewal and upgrade cycle for the global commercial IMAX network.

To date, the Company has signed IMAX with Laser agreements with leading, global exhibitors such as AMC Entertainment Holdings, Inc. (“AMC”), Cineworld Group PLC (“Cineworld”), CGV Holdings Limited (“CGV”) and Les Cinémas Pathé Gaumont (“Pathé”) (among others) which includes new theaters, upgrades to existing IMAX theaters, and upgrades to existing backlog arrangements. As at June 30, 2020, 141 IMAX with Laser systems have been installed, and the Company’s backlog included 154 new IMAX with Laser systems and 94 upgrades to IMAX with Laser systems.

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

IMPACT OF COVID-19 PANDEMIC

In late-January 2020, in response to the public health risks associated with the novel coronavirus and the disease that it causes (“COVID-19”) the Chinese government directed exhibitors in China to temporarily close more than 70,000 movie theaters, including all of the approximately 700 IMAX theaters in mainland China. On March 11, 2020, due to the worsening public health crisis associated with the novel coronavirus, COVID-19 was characterized as a pandemic by the World Health Organization, and in the following weeks, local, state and national governments instituted stay-at-home orders and restrictions on large public gatherings which caused movie theaters in countries around the world to temporarily close, including substantially all of the IMAX theaters in those countries. As a result of the theater closures, Hollywood and Chinese movie studios have postponed the theatrical release of multiple films, including many scheduled to be shown in IMAX theaters, while other films have been released directly to streaming platforms. As of the date of this report, stay-at-home orders have been lifted in many countries and movie theaters are gradually reopening with reduced capacities, physical distancing requirements, and other safety measures. Subsequent to June 30, 2020, approximately 40% of the theaters in the IMAX commercial multiplex network have begun to report gross box office (“GBO”) results in July. These theaters span across 40 countries and include the Domestic, Greater China and Rest of World markets.

The repercussions of the COVID-19 global pandemic have resulted in a significant decrease in the Company’s revenues, earnings and operating cash flows during the three and six months ended June 30, 2020 as GBO results declined significantly, the installation of certain theater systems was delayed, and maintenance services were generally suspended. During the time period when a significant number of theaters in the IMAX network are closed, the Company has and will continue to experience a significant decline in earnings and operating cash flows as it is generating significantly lower than normal levels of GBO-based revenue from its joint revenue sharing arrangements and digital remastering services, it is unable to provide normal maintenance services to any of the theaters that remain closed, and while some installation activity is continuing, certain theater system installations have, and may continue to be delayed. In addition, the Company has experienced and may continue to experience delays in collecting payments due under existing theater sale or lease arrangements from its exhibitor partners who are now facing financial difficulties as a result of the theater closures.

The Company may continue to be significantly impacted by the COVID-19 global pandemic even after some or all theaters are reopened. The global economic impact of COVID-19 has led to record levels of unemployment in certain countries, which has led to, and may continue to result in, lower consumer spending. The timing and extent of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company’s ability to generate significant GBO-based revenue until such time as consumer behavior normalizes and consumer spending recovers.

In response to uncertainties associated with the COVID-19 pandemic, the Company has taken and is continuing to take significant steps to preserve cash by eliminating non-essential costs, reducing employee hours and deferring all non-essential capital expenditures to minimum levels. The Company has also implemented an active cash management process, which, among other things, requires senior management approval of all outgoing payments. In addition, in the first quarter of 2020, the Company drew down the $280.0 million in available borrowing capacity under its credit facility, which was then amended in June 2020 to, among other things, suspend the senior secured net leverage ratio financial covenant in the underlying credit agreement through the first quarter of 2021. (See Note 7 of Notes to Condensed Consolidated Financial Statements.) Furthermore, the Company has applied for wage subsidies, tax credits and other financial support under the newly enacted COVID-19 relief legislation in the countries in which it operates. The Company received approximately $2.2 million in July 2020 under the Canada Emergency Wage Subsidy program and expects to receive $1.0 million under the U.S. CARES Act, both of which were recognized in the second quarter of 2020 as reductions to selling, general and administrative expenses ($2.9 million) and costs and expenses applicable to revenues ($0.3 million) in the Condensed Consolidated Statements of Operations. The Company will continue to review and apply for additional subsidies and credits for the remaining terms of these programs, where applicable.

Consistent with the first quarter of 2020, the Company performed a quantitative goodwill impairment test taking into account the latest available information and determined that its goodwill was not impaired as of June 30, 2020. As of that date, the Company’s total Goodwill was $39.0 million, of which $19.0 million relates to the IMAX Systems reporting unit, $13.6 million relates to the Joint Revenue Sharing Arrangement reporting unit, and $6.4 million relates to the IMAX Maintenance reporting unit. The impairment test was performed on a reporting unit level by comparing each unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on management’s estimated long-term projections, against which various sensitivity analyses were performed. These estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes. Actual results may materially differ from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic. (See Note 1 of Notes to Condensed Consolidated Financial Statements.)

If business conditions deteriorate further, or should they remain depressed for a prolonged period of time, management’s estimates of operating results and future cash flows for the IMAX Systems and Joint Revenue Sharing Arrangements reporting units may be insufficient to support the goodwill assigned to them, thus requiring impairment charges. The Company will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment. Estimates related to future expected credit losses and deferred tax assets could also be materially impacted by changes in estimates in the future. (See Notes 1, 4 and 11 of Notes to Condensed Consolidated Financial Statements.)

See “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part II, Item 1A of this Form 10-Q.

SOURCES OF REVENUE

For the purposes of MD&A the Company has organized its reportable segments into the following four categories: (i) IMAX Technology Network; (ii) IMAX Technology Sales and Maintenance; (iii) New Business Initiatives; and (iv) Film Distribution and Post-production. Within these categories are the Company’s following reportable segments: (i) IMAX DMR; (ii) Joint Revenue Sharing Arrangements; (iii) IMAX Systems; (iv) IMAX Maintenance; (v) Other Theater Business; (vi) New Business Initiatives; (vii) Film Distribution; and (viii) Film Post-production. In the first quarter of 2020, the Company updated certain account names within Revenues and Costs and Expenses Applicable to Revenues in its Condensed Consolidated Statements of Operations to better describe the nature of its revenue-generating activities and related costs. For additional details regarding the Company’s sources of revenue, refer to its 2019 Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

IMAX Technology Network

The IMAX Technology Network earns revenue based on contingent box office receipts and includes the IMAX DMR segment and contingent rent from the Joint Revenue Sharing Arrangement (“JRSA”) segment, as described in more detail below.

IMAX DMR

The Company has developed IMAX DMR, a proprietary technology that digitally remasters Hollywood films into IMAX formats. In a typical IMAX DMR film arrangement, the Company receives a percentage of the box office receipts from a movie studio in exchange for converting a commercial film into IMAX DMR format and distributing it through the IMAX network. In recent years, the percentage of gross box office receipts earned in IMAX DMR arrangements has averaged approximately 12.5%, except for within Greater China, where the Company receives a lower percentage of net box office receipts for certain Hollywood films.

IMAX DMR digitally enhances the image resolution of motion picture films for projection on IMAX screens while maintaining or enhancing the visual clarity and sound quality to levels for which The IMAX Experience is known. In addition, the original soundtrack of a film to be exhibited in IMAX theaters is remastered for IMAX digital sound systems in connection with the IMAX DMR release of the film. Unlike the soundtracks played in conventional theaters, IMAX remastered soundtracks are uncompressed and full fidelity.

IMAX sound systems use proprietary loudspeaker systems and proprietary surround sound configurations that ensure every theater seat is in an optimal listening position.

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film: collectively, the Company refers to those enhancements as “IMAX DNA”. Filmmakers and movie studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting films with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a movie screen. Avengers: Endgame, the highest-grossing film in history, released in April 2019, was shot entirely using IMAX cameras. In addition, in 2020, Universal Pictures’ 1917 was released with select scenes specifically formatted for IMAX screens.

The Company believes that growth in international box office remains an important driver of growth for the Company. To support continued growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets, particularly in China. During 2019, 18 local language IMAX DMR films were released to the IMAX network, including 14 in China and one in each of Japan, South Korea, India and Russia. The blockbuster Ne Zha: The IMAX Experience was released in China in July 2019 and was the Company’s first Chinese animated local language film title. During the six months ended June 30, 2020, two local language IMAX DMR films were released to the IMAX network, one in Russia and one in Japan. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX network in the remainder of 2020 and beyond.

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate for the IMAX network. However, as a result of the theater closures associated with the COVID-19 global pandemic, Hollywood and Chinese movie studios have postponed the theatrical release of multiple films, including many scheduled to be shown in IMAX theaters, while other films have been released directly to streaming platforms. Accordingly, the anticipated release dates for any films are uncertain.

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

The revenue earned from customers under the Company’s joint revenue sharing arrangements can vary from quarter-to-quarter and year-to-year based on a number of factors including film performance, the mix of theater system configurations, the timing of installation of these theater systems, the nature of the arrangement, the location, size and management of the theater and other factors specific to individual arrangements.

Joint revenue sharing arrangements also require IMAX to provide maintenance and extended warranty services to the customer over the term of the lease in exchange for a separate fixed annual fee. These fees are reported within IMAX Technology Sales and Maintenance, as discussed below.

IMAX Technology Sales and Maintenance

The IMAX Technology Sales and Maintenance category includes results from the IMAX Systems, IMAX Maintenance, and Other Theater Business segments, as well as certain revenues from the JRSA segment, as described in more detail below.

IMAX Systems

The IMAX Systems segment provides IMAX Theater Systems to exhibitors through sale arrangements or long-term lease arrangements that for accounting purposes are classified as sales-type leases. Under these arrangements, in exchange for providing the IMAX Theater System, the Company earns initial fees and ongoing consideration (which can include fixed annual minimum payments and contingent fees in excess of the minimum payments), as well as maintenance and extended warranty fees (see “IMAX Maintenance” below). The initial fees vary depending on the system configuration and location of the theater. Initial fees are paid to the Company in installments between the time of signing the arrangement and the time of system installation, which is when the total of these fees, in addition to the present value of future annual minimum payments, are recognized as revenue. Finance income is recognized over the term of a financed sale or sales-type lease arrangement. In addition, in sale arrangements, an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded, is recorded as revenue in the period when the sale is recognized and is adjusted in future periods based on actual results and changes in estimates. Such variable consideration is only recognized on sales transactions to the extent the Company believes there is not a risk of significant revenue reversal.

In sale arrangements, title to the IMAX Theater System equipment generally transfers to the customer. However, in certain instances, the Company retains title or a security interest in the equipment until the customer has made all payments required by the agreement or until certain shipment events for the equipment have occurred. In a sales-type lease arrangement, title to the IMAX Theater System equipment remains with the Company. The Company has the right to remove the equipment for non-payment or other defaults by the customer.

The revenue earned from customers under the Company’s theater system sales or lease agreements varies from quarter-to-quarter and year-to-year based on a number of factors, including the number and mix of theater system configurations sold or leased, the timing of installation of the theater systems, the nature of the arrangement and other factors specific to individual contracts.

Joint Revenue Sharing Arrangements – Fixed Fees

Under certain joint revenue sharing arrangements, known as hybrid arrangements, the customer is responsible for making fixed upfront payments prior to the delivery and installation of the IMAX Theater System in an amount that is typically half of what the Company would receive from a typical sale transaction. For hybrid joint revenue sharing arrangements that take the form of a lease, the contingent rent is reported within the IMAX Technology Network, as discussed above, while the fixed upfront payment is reported within IMAX Technology Sales and Maintenance.

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

New Business Initiatives

The New Business Initiatives segment includes activities related to the exploration of new lines of business and new initiatives outside of the Company’s core business, which seek to leverage its proprietary, innovative technologies, its leadership position in the entertainment technology space and its unique relationship with content creators. Such new business initiatives currently include IMAX Enhanced and Connected Theaters, as discussed below.

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

IMAX Enhanced Program device partners include Sony Electronics, Denon, Marantz, Pioneer, and TCL (among others), as well as movie studio partners including Sony Pictures and Paramount Pictures.

Connected Theaters

The Company is currently exploring new technologies and forms of content as a way to deepen consumer engagement and brand loyalty, including new technologies to further connect the IMAX network and to facilitate bringing more unique content, including live events, to IMAX theater audiences. The Company believes such additional connectivity can provide more innovative content to the IMAX network and in turn permit the Company to engage audiences in new ways.

The Company continues to believe that the IMAX network serves as a valuable platform to launch and distribute original content, especially during periods between peak and off-peak seasons, known as shoulder periods.

Film Distribution and Post-production

Through the Film Distribution segment, the Company licenses film content and distributes large-format films, primarily for its institutional theater partners. The Company generally distributes films which it produces or for which it has acquired distribution rights from independent producers. The Company receives either a percentage of the theater box office receipts or a fixed amount as a distribution fee. The Company expects to release the IMAX original production, Asteroid Hunters, later in 2020.

The Film Post-production segment provides film post-production and quality control services for large-format films (whether produced by IMAX or third parties), and digital post-production services.

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by type and geographic location as at June 30, 2020 and 2019:

	June 30, 2020				June 30, 2019
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	371	4	30	405	367	4	33	404
Canada	39	2	7	48	39	2	7	48
Greater China(1)	699	—	15	714	648	—	15	663
Western Europe	114	4	7	125	105	5	10	120
Asia (excluding Greater China)	122	2	2	126	112	2	2	116
Russia & the CIS	68	—	—	68	65	—	—	65
Latin America(2)	50	1	12	63	48	1	12	61
Rest of the World	64	—	2	66	61	1	2	64
Total	1,527	13	75	1,615	1,445	15	81	1,541

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

The Company currently believes that over time its commercial multiplex network could grow to approximately 3,318 IMAX theaters worldwide from the 1,527 operating as at June 30, 2020. The Company believes that the majority of its future growth will come from international markets. As at June 30, 2020, 72.0% of IMAX Theater Systems in operation were located within international markets (defined as all countries other than the United States and Canada), up from 70.7% as at June 30, 2019. Revenues and gross box office derived from international markets continue to exceed revenues and gross box office from the United States and Canada. Risks associated with the Company’s international business are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2019 Form 10-K.

Greater China is the Company’s largest market, measured by revenues, with approximately 31% of overall revenues generated from its Greater China operations in the year ended December 31, 2019. As at June 30, 2020, the Company had 714 theaters operating in Greater China with an additional 271 theaters in backlog that are scheduled to be installed by 2023. The Company’s backlog in Greater China represents 48.5% of the Company’s current backlog including upgrades. The Company’s largest single international partnership is in China with Wanda Film (“Wanda”). Wanda’s total commitment to the Company is for 359 IMAX Theater Systems in Greater China (of which 354 IMAX Theater Systems are under the parties’ joint revenue sharing arrangement). See “Risk Factors – The Company faces risks in connection with the continued expansion of its business in China” in Item 1A of the Company’s 2019 Form 10-K.

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

The following tables provide detailed information about the Commercial Multiplex theaters in operation within the IMAX network by arrangement type and geographic location as at June 30, 2020 and 2019:

	June 30, 2020
	Commercial Multiplex Theaters in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	278	5	127	410
International:
Greater China	358	104	237	699
Asia (excluding Greater China)	33	2	87	122
Western Europe	45	27	42	114
Russia & the CIS	—	—	68	68
Latin America	2	—	48	50
Rest of the World	14	—	50	64
International Total	452	133	532	1,117
Worldwide Total(1)	730	138	659	1,527

	June 30, 2019
	Commercial Multiplex Theaters in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	275	5	126	406
International:
Greater China	328	101	219	648
Asia (excluding Greater China)	34	1	77	112
Western Europe	41	26	38	105
Russia & the CIS	—	—	65	65
Latin America	1	—	47	48
Rest of the World	14	—	47	61
International Total	418	128	493	1,039
Worldwide Total(1)	693	133	619	1,445

(1)	Period-to-period changes in tables above are reported net of the effect of permanently closed theaters.

As at June 30, 2020, 278 (2019 — 275) of the 730 (2019 — 693) theaters under traditional joint revenue sharing arrangements in operation, or 38.1% (2019 — 39.7%), were located in the United States and Canada, with the remaining 452 (2019 — 418) or 61.9% (2019 — 60.3%) of theaters being located in international markets.

Sales Backlog

The following table provides detailed information about the Company’s sales backlog as at June 30, 2020 and 2019:

	June 30, 2020								June 30, 2019
	Number of				Dollar Value				Number of				Dollar Value
	Systems				(in thousands)				Systems				(in thousands)
	New		Upgrade		New		Upgrade		New		Upgrade		New		Upgrade
Sales and sales-type lease arrangements	179		11		$207,544		$14,518		179		3		$227,676		$4,421
Hybrid JRSA	147		7		106,400		5,560		145		9		105,884		7,110
Traditional JRSA	133	(1)	82	(1)	300	(2)	5,500	(2)	167	(1)	109	(1)	400	(2)	7,300	(2)
	459		100		$314,244		$25,578		491		121		$333,960		$18,831

(1)	Includes 46 IMAX Theater Systems (2019 — 60) where the customer has the option to convert from a joint revenue sharing arrangement to a sales arrangement.
(2)	Reflects contractual upfront payments. Future contingent payments are not reflected as these are based on negotiated shares of box office results.

The number of IMAX Theater Systems in the backlog reflects the minimum number of commitments under signed contracts. The dollar value fluctuates depending on the number of new arrangements signed from year-to-year, which adds to backlog and the installation and acceptance of IMAX Theater Systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed IMAX Theater System sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated system, as well as an estimate of variable consideration, however it excludes amounts allocated to maintenance and extended warranty revenues. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, operating leases and long-term conditional theater commitments. Theaters under joint revenue sharing arrangements do not usually have dollar value in backlog, although certain IMAX Theater Systems under joint revenue sharing arrangements provide for contracted upfront payments and therefore carry a backlog value based on those payments. The Company believes that the contractual obligations for IMAX Theater System installations that are listed in sales backlog are valid and binding commitments.

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

The following tables provide detailed information about the Company’s sales backlog by arrangement type and geographic location as at June 30, 2020 and 2019:

	June 30, 2020
	IMAX Theater System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	124	3	11	138
International:
Greater China	67	121	83	271
Asia (excluding Greater China)	5	15	32	52
Western Europe	12	13	7	32
Russia & the CIS	—	1	15	16
Latin America	3	—	10	13
Rest of the World	4	1	32	37
International Total	91	151	179	421
Worldwide Total	215	154	190	559	(1)

	June 30, 2019
	IMAX Theater System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	156	3	8	167
International:
Greater China	86	135	80	301
Asia (excluding Greater China)	12	—	38	50
Western Europe	16	16	9	41
Russia & the CIS	—	—	14	14
Latin America	1	—	10	11
Rest of the World	5	—	23	28
International Total	120	151	174	445
Worldwide Total	276	154	182	612	(2)

(1)	Includes 154 new IMAX with Laser projection system configurations and 94 upgrades of existing locations to IMAX with Laser projection system configurations.
(2)	Includes 139 new IMAX with Laser projection system configurations and 118 upgrades of existing locations to IMAX with Laser projection system configurations.

Approximately 75.3% of IMAX Theater System arrangements in backlog as at June 30, 2020 are scheduled to be installed in international markets (2019 — 72.7%).

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

Signings and Installations

The following tables provide detailed information about IMAX Theater System signings and installations for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Theater System Signings:
New IMAX Theater Systems
Sales and sales-type lease arrangements	12	7	14	16
Hybrid joint revenue sharing lease arrangements	17	45	17	48
Traditional joint revenue sharing arrangements	—	2	2	4
Total new IMAX Theater Systems	29	54	33	68
Upgrades of IMAX Theater Systems	—	19	11	28
Total IMAX Theater System signings	29	73	44	96

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Theater System Installations:
New IMAX Theater Systems
Sales and sales-type lease arrangements	2	9	4	15
Hybrid joint revenue sharing lease arrangements	1	5	2	9
Traditional joint revenue sharing arrangements	—	13	2	17
Total new IMAX Theater Systems	3	27	8	41
Upgrades of IMAX Theater Systems	—	8	7	11
Total IMAX Theater System installations	3	35	15	52
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

RESULTS OF OPERATIONS

The Company’s business and future prospects are evaluated by Richard L. Gelfond, its Chief Executive Officer (“CEO”), using a variety of financial and operational metrics including:

•	the signing, installation and financial performance of theater system arrangements, particularly joint revenue sharing arrangements and those involving laser-based projection systems;

•	film performance and the securing of new film projects, particularly IMAX DMR films;

•	the continuing ability to invest in and improve the Company’s technology to enhance the differentiation of The IMAX Experience, versus other cinematic experiences;

•	revenues and gross margins from the Company’s segments, as discussed below;

•	consolidated earnings from operations, as adjusted for unusual items;

•	the overall execution, reliability and consumer acceptance of The IMAX Experience;

•	the success of new business initiatives; and

•	short- and long-term cash flow projections.

The CEO is the Company’s Chief Operating Decision Maker (“CODM”), as such term is defined under U.S. GAAP. The CODM, along with other members of management, assess segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, research and development costs, the amortization of intangibles, provisions for (recoveries of) current expected credit losses, certain write-downs, interest income, interest expense and income tax (expense) benefit are not allocated to the segments.

The Company has organized its reportable segments into the following four categories: (i) IMAX Technology Network; (ii) IMAX Technology Sales and Maintenance; (iii) New Business Initiatives; and (iv) Film Distribution and Post-production. Within these categories are the Company’s following reportable segments: (i) IMAX DMR; (ii) Joint Revenue Sharing Arrangements; (iii) IMAX Systems, (iv) IMAX Maintenance; (v) Other Theater Business; (vi) New Business Initiatives; (vii) Film Distribution; and (viii) Film Post-production, each of which are described above under “Sources of Revenue.” This categorization is consistent with how the CODM reviews the financial performance of the Company and makes strategic decisions regarding resource allocation and investments to meet long-term business goals. Management believes that a discussion and analysis based on the four categories listed above is significantly more relevant and useful to readers, as the Company’s consolidated statements of operations captions combine results from several segments.

Results of Operations for the Three Months Ended June 30, 2020 and June 30, 2019

For the three months ended June 30, 2020, the Company reported a net loss attributable to common shareholders of $(26.0) million, or $(0.44) per basic and diluted share, as compared to net income attributable to common shareholders of $11.4 million, or $0.19 per basic and diluted share, for the same period in 2019. For the three months ended June 30, 2020, the Company reported an adjusted net loss attributable to common shareholders* of $(26.1) million, or $(0.44) per basic and diluted share*, as compared to adjusted net income attributable to common shareholders* of $19.7 million, or $0.32 per diluted share*, for the same period in 2019.

The following table sets forth the breakdown of revenue and (margin loss) gross margin by category and reportable segment for the three months ended June 30, 2020 and 2019:

(In thousands of U.S. dollars)	Revenue		(Margin Loss) Gross Margin
	2020	2019	2020	2019
IMAX Technology Network
IMAX DMR	$546	$39,293	$(30)	$23,961
Joint revenue sharing arrangements, contingent rent(3)	(137)	25,540	(6,501)	19,318
	409	64,833	(6,531)	43,279
IMAX Technology Sales and Maintenance
IMAX Systems (1)	4,549	16,501	2,650	8,019
Joint revenue sharing arrangements, fixed fees	369	2,548	48	870
IMAX Maintenance	—	13,207	(1,908)	5,640
Other Theater Business (2)(4)	(309)	2,580	(564)	841
	4,609	34,836	226	15,370
New Business Initiatives	632	478	512	281
Film Distribution and Post-production	3,182	3,601	(1,396)	458
Sub-total	8,832	103,748	(7,189)	59,388
Other	23	1,049	(499)	165
Total	$8,855	$104,797	$(7,688)	$59,553

(1)

Includes initial upfront payments and the present value of fixed minimum payments from sale and sales-type lease arrangements of IMAX Theater Systems, and the present value of estimated variable consideration from sales of IMAX Theater Systems. To a lesser extent, also includes finance income associated with these revenue streams.

(2)	Principally includes after-market sales of IMAX projection system parts and 3D glasses.

(3)  The Company is reporting negative revenue due to the continued amortization of lessee incentives that are typically netted against lease revenues, which are abnormally low in the period due to the COVID-19 global pandemic, as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements.

(4)  The Company is reporting negative revenue due to an adjustment to prior period revenue.

*	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

Due to the COVID-19 global pandemic, substantially all of the theaters in the IMAX network were closed in the second quarter of 2020. As a result, the Company’s results of operations for the period materially declined when compared to the prior year. For the three months ended June 30, 2020, revenues and gross margin decreased by $95.9 million (92%) and $67.2 million (113%), respectively, when compared to the same period in 2019.

IMAX Technology Network

IMAX Technology Network results are influenced by the level of commercial success and box office performance of the films released to the network, as well as other factors including the timing of the films released, the length of the theatrical distribution window, the take rates under the Company’s DMR and joint revenue sharing arrangements and the level of marketing spend associated with the films released in the period. Other factors impacting IMAX Technology Network results include fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations.

For the three months ended June 30, 2020, IMAX Technology Network revenues and gross margin decreased by $64.4 million (99%) and $49.8 million (115%), respectively, when compared to the same period in 2019. See below for separate discussions of IMAX DMR and JRSA contingent rent results for the period.

IMAX DMR

Due to the COVID-19 global pandemic, substantially all of the theaters in the IMAX network were closed in the second quarter of 2020. As a result, for the three months ended June 30, 2020, IMAX DMR revenues and gross margin decreased by $38.7 million (99%) and $24.0 million (100%), respectively, when compared to the same period in 2019. These decreases are due to a $362.3 million (99%) reduction in GBO receipts generated by IMAX DMR films in the second quarter of 2020 as a result of the COVID-19 theater closures. In the second quarter of 2020, GBO was generated by the exhibition of one new film as compared to 19 films (15 new and 4 carryovers) exhibited in the second quarter of 2019.

In addition to the level of revenues, IMAX DMR gross margin is also influenced by the costs associated with the films exhibited in the period, and can vary from period-to-period, particularly with respect to marketing expenses. For the three months ended June 30, 2020, marketing expenses related to IMAX DMR films were $nil, as compared to $9.5 million during the same period of 2019.

Joint Revenue Sharing Arrangements – Contingent Rent

  Due to the COVID-19 global pandemic, substantially all of the theaters in the IMAX network were closed in the second quarter of 2020. As a result, for the three months ended June 30, 2020, JRSA contingent rent revenue and gross margin decreased by $25.7 million (101%) and $25.8 million (134%), respectively, when compared to the same period in 2019. These decreases are due to an $185.1 million (100%) reduction in GBO generated by theaters under joint revenue sharing arrangements in the second quarter of 2020 as a result of the COVID-19 theater closures.

In addition to the level of revenues, JRSA margin is also influenced by the level of costs associated with such arrangements, such as depreciation expense related to the underlying theater systems and costs incurred to upgrade theater systems from digital xenon to IMAX with Laser, as well as advertising, marketing and commission costs primarily for the launch of new theaters. The level of depreciation expense in a period relative to the prior year is a function of the growth of the theater network and the mix of theater system configurations in the network. For the three months ended June 30, 2020, JRSA gross margin included depreciation expense of $6.2 million, as compared to $5.7 million in the same period of the prior year as a result of the 5% increase in the number of theaters operating under joint revenue sharing arrangements. For the three months ended June 30, 2020, JRSA gross margin includes advertising, marketing and commission costs of less than $0.1 million, as compared to $0.2 million in the same period of the prior year.

IMAX Technology Sales and Maintenance

The primary drivers of IMAX Technology Sales and Maintenance results are the number of IMAX Theater Systems installed in a period, and the level of gross margin percentage earned on each installation, as well as the associated maintenance contracts that accompany each theater installation. The installation of IMAX Theater Systems in newly built theaters or multiplexes, which make up a large portion of the Company’s theater system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control.

The following table provides detailed information about the mix of IMAX Theater System installations for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,
	2020		2019
	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Theater Systems — installed and recognized
Sales and sales-types lease arrangements(1)	2	$1,731	9	$11,664
Joint revenue sharing arrangements — hybrid	1	356	5	2,525
Total new IMAX Theater Systems	3	2,087	14	14,189

IMAX theater system upgrades — installed and recognized
Sales and sales-types lease arrangements	—	—	1	1,533
Total IMAX Theater Systems installed and recognized	3	$2,087	15	$15,722

(1)

The arrangement for the sale of an IMAX Theater System includes fixed upfront and ongoing consideration, including indexed annual minimum payment increases over the term of the arrangement, as well as the provision for additional payments in excess of the minimum agreed payments in situations when the theater exceeds certain box office thresholds.

The average revenue per IMAX Theater System under sales and sales-type lease arrangements varies depending upon the number of IMAX Theater System commitments with a single respective exhibitor, an exhibitor’s location and various other factors. Average revenue per IMAX Theater System under sales and sales-type lease arrangements was $0.9 million for the three months ended June 30, 2020, as compared to $1.3 million during the same period of the prior year.

For the three months ended June 30, 2020, IMAX Technology Sales and Maintenance revenue and gross margin decreased by $30.2 million (87%) and $15.1 million (99%), respectively, when compared to the same period in the prior year as the pace of theater system installations slowed significantly and regular maintenance services were suspended due to the COVID-19 global pandemic. See below for separate discussions of IMAX Systems and IMAX Maintenance results for the period.

IMAX Systems

For the three months ended June 30, 2020, IMAX Systems revenue and gross margin decreased by $12.0 million (72%) and $5.4 million (67%), respectively, when compared to the same period in the prior year. These decreases are the result of the twelve fewer IMAX Theater System installations in the current period as the pace of theater system installations slowed significantly due to the COVID-19 global pandemic.

IMAX Maintenance

For the three months ended June 30, 2020, IMAX Maintenance revenue and gross margin decreased by $13.2 million (100%) and $7.5 million (134%), respectively, as regular maintenance services were suspended and the associated revenue was not recognized during the period due to the COVID-19 global pandemic.

Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Film Distribution and Post-production

For the three months ended June 30, 2020, Film Distribution and Post-production revenue decreased by $0.4 million (12%) and gross margin decreased by $1.9 million, respectively, when compared to the same period in the prior year. The results for second quarter of 2020 are significantly influenced by a $2.2 million impairment loss recorded in the period to write-down the carrying value of certain documentary and alternative content film assets due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments. As of June 30, 2020, following the recording of these write-downs, the Company’s film assets totaled $13.1 million, which principally consists of documentary and DMR content. The recoverability of these assets assumes the return to historical levels of box office results as theaters reopen following the lifting of COVID-19 restrictions. There can be no assurances that there will not be additional write-downs to the carrying values of these assets as the Company continues to assess the ongoing impact of the COVID-19 pandemic. (See Notes 1 and 2 of Notes to Condensed Consolidated Financial Statements.)

Selling, General and Administrative Expenses

For the three months ended June 30, 2020, Selling, General and Administrative Expenses decreased by $2.3 million (7%), when compared to the same period in 2019. For the three months ended June 30, 2020, Selling, General and Administrative Expenses excluding the impact of share-based compensation were $23.3 million, as compared to $25.6 million in the same period in 2019, representing a decrease of $2.3 million (9%).

The comparison to the prior year is significantly influenced by COVID-19 government relief that the Company became entitled to receive during the period under the Canada Emergency Wage Subsidy program and the U.S. CARES Act, of which $2.9 million was recognized in the second quarter of 2020 as a reduction to Selling, General and Administrative Expenses. Also impacting the comparison to the prior period are management’s cost control efforts amidst the COVID-19 global pandemic, resulting in lower staff costs, travel, facilities and marketing related expenses, among others. These factors are partially offset by an approximate $8.0 million decrease in labor and other costs capitalized to inventory, film assets, and joint venture theater equipment or allocated to costs applicable to revenues, due to the idling of the Company’s productive capacity during the COVID-19 global pandemic.

Credit Loss Expense

For the three months ended June 30, 2020, the Company recorded a provision for current expected credit losses of $1.4 million reflecting a reduction in the credit quality of its theater and studio related receivable balances, which management believes is primarily related to the COVID-19 pandemic, as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements. Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. For the three months ended June 30, 2019, credit loss expense was $0.9 million. (See Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements.)

Gain (loss) in fair value of equity securities

In the first quarter of 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) and purchased equity securities for $15.2 million. These equity securities are traded on the Hong Kong Stock Exchange, and the Company is required to adjust the fair value of the securities each period to reflect the current market value. This adjustment will fluctuate based on the closing market price at the end of each period. For the three months ended June 30, 2020, the fair value of the Company’s investment in Maoyan experienced an unrealized gain of $2.0 million, as compared to an unrealized loss of $4.5 million in the same period of the prior year, which are both recognized in the Condensed Consolidated Statements of Operations.

Income Taxes

The Company’s effective tax benefit rate for the three months ended June 30, 2020, is 25.4% and differs from the Canadian statutory tax rate of 26.2%, primarily due to permanent book to tax differences, investment and other tax credits, jurisdictional tax rate differences, management’s estimates of contingent liabilities related to the resolution of various tax examinations and withholding taxes associated with the reversal of the indefinite reinvestment assertion for certain foreign subsidiaries, as discussed below.

In the first quarter of 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As a result, the Company recognized a deferred tax liability of $19.7 million in the first quarter of 2020 for the estimated applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings. In the second quarter of 2020, the estimate of the applicable foreign withholding taxes was reduced by $1.2 million to $18.5 million due to a reduction in the amount of distributable historical earnings. Cash held outside of Canada as at June 30, 2020 was $75.0 million (December 31, 2019 — $90.1 million), of which $61.5 million was held in the People’s Republic of China (“PRC”) (December 31, 2019 — $67.6 million).

For the three months ended June 30, 2020, the Company recorded income tax benefit of $10.2 million (2019 — tax expense of $5.3 million), which includes the $1.2 million reduction to the foreign withholding taxes discussed above. In addition, in the second quarter of 2020, the Company recognized income tax expense of $0.3 million (2019 — $0.1 million) related to the provision for uncertain tax positions.

As at June 30, 2020, the Company’s Condensed Consolidated Balance Sheets include net deferred income tax assets of $46.8 million, net of a valuation allowance of $0.2 million (December 31, 2019 — $23.9 million). As at June 30, 2020, the Company’s Condensed Consolidated Balance Sheets include a deferred income tax liability of $18.5 million (December 31, 2019 — $nil). During the three months ended June 30, 2020, deferred tax assets increased by $8.9 million due to losses recognized in the period. The recoverability of these deferred tax assets is subject to certain levels of future taxable income and the uncertainties associated with accounting estimates, as discussed in Note 1 of Notes to Condensed Consolidated Financial Statements. Based on a review of the projected future earnings of the Company there was no change in management’s estimates of the recoverability of the Company’s deferred tax assets. Should actual results differ from management’s estimates of future taxable income, an increased valuation allowance may be required.

The Company’s Chinese subsidiary had taken a deduction for certain share-based compensation issued by its parent company in a prior period and had recognized a related deferred tax asset of $1.4 million (December 31, 2019 — $1.4 million). Chinese regulatory authorities responsible for capital and exchange controls will need to review and approve the proposed settlement of these transactions before they can be completed. There may be a requirement for future investment of funds into China in order to secure the deduction. Should the Company proceed, any such future investment would come from existing capital invested in the IMAX China group of companies being redeployed amongst the IMAX China group of companies, including the Chinese subsidiary.

Non-Controlling Interests

The Company’s Condensed Consolidated Financial Statements primarily include the non-controlling interest in the net income (loss) of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the three months ended June 30, 2020, the net loss attributable to non-controlling interests of the Company’s subsidiaries was $4.1 million (2019 ─ net income of $2.4 million).

Results of Operations for the Six Months Ended June 30, 2020 and 2019

For the six months ended June 30, 2020, the Company reported a net loss attributable to common shareholders of $(75.3) million, or $(1.26) per basic and diluted share, as compared to net income attributable to common shareholders of $19.7 million, or $0.32 per basic and diluted share, for the same period in 2019. For the six months ended June 30, 2020, the Company reported an adjusted net loss attributable to common shareholders* of $(54.8) million, or $(0.92) per basic and diluted share*, as compared to adjusted net income attributable to common shareholders* of $30.5 million, or $0.50 per diluted share*, for the same period in 2019.

The following table sets forth the breakdown of revenue and (margin loss) gross margin by category and reportable segment for the six months ended June 30, 2020 and 2019:

(In thousands of U.S. dollars)	Revenue		(Margin Loss) Gross Margin
	2020	2019	2020	2019
IMAX Technology Network
IMAX DMR	$11,175	$67,243	$4,413	$43,736
Joint revenue sharing arrangements, contingent rent	5,834	43,584	(8,119)	31,253
	17,009	110,827	(3,706)	74,989
IMAX Technology Sales and Maintenance
IMAX Systems (1)	10,237	29,527	5,826	15,071
Joint revenue sharing arrangements, fixed fees	1,139	5,087	227	1,165
IMAX Maintenance	7,370	26,158	(1,149)	10,921
Other Theater Business (2)	954	4,206	46	1,316
	19,700	64,978	4,950	28,473
New Business Initiatives	1,110	1,312	873	900
Film Distribution and Post-production	5,676	6,263	(3,331)	433
Sub-total	43,495	183,380	(1,214)	104,795
Other	262	1,615	(1,388)	(102)
Total	$43,757	$184,995	$(2,602)	$104,693

(1)

Includes initial upfront payments and the present value of fixed minimum payments from sale and sales-type lease arrangements of IMAX Theater Systems, and the present value of estimated variable consideration from sales of IMAX Theater Systems. To a lesser extent, also includes finance income associated with these revenue streams.

(2)	Principally includes after-market sales of IMAX projection system parts and 3D glasses.

*	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

Due to the COVID-19 global pandemic, substantially all of the theaters in the IMAX network were closed for a significant portion of the six months ended June 30, 2020, with the theaters in Greater China closed since late-January and substantially all of the Company’s remaining theaters closed since mid-to-late March. As a result, the Company’s results of operations for the six-month period materially declined versus the prior year. For the six months ended June 30, 2020, revenues and gross margin decreased by $141.2 million (76%) and $107.3 million (102%), respectively, when compared to the same period in 2019.

IMAX Technology Network

IMAX Technology Network results are influenced by the level of commercial success and box office performance of the films released to the network, as well as other factors including the timing of the films released, the length of the theatrical distribution window, the take rates under the Company’s DMR and joint revenue sharing arrangements and the level of marketing spend associated with the films released in the period. Other factors impacting IMAX Technology Network results include fluctuations in the value of foreign currencies versus the U.S. dollar and potential currency devaluations.

For the six months ended June 30, 2020, IMAX Technology Network revenues and gross margin decreased by $93.8 million (85%) and $78.7 million (105%), respectively, when compared to the same period in 2019. See below for separate discussions of IMAX DMR and JRSA contingent rent results for the period.

IMAX DMR

Due to the COVID-19 global pandemic, substantially all of the theaters in the IMAX network were closed for a significant portion of the six months ended June 30, 2020, with the theaters in Greater China closed since late-January and substantially all of the Company’s remaining theaters closed since mid-to-late March. As a result, for the six months ended June 30, 2020, IMAX DMR revenues and gross margin decreased by $56.1 million (83%) and $39.3 million (90%), respectively, when compared to the same period in 2019. These decreases are due to a $523.4 million (84%) reduction in GBO generated by IMAX DMR films as a result of the theater closures. For the six months ended June 30, 2020, GBO was generated primarily by the exhibition of 14 films (10 new and 4 carryovers), as compared to 39 films (27 new and 12 carryovers) exhibited in the six months ended June 30, 2019.

In addition to the level of revenues, IMAX DMR gross margin is also influenced by the costs associated with the films exhibited in the period, and can vary from period-to-period, particularly with respect to marketing expenses. For the six months ended June 30, 2020, marketing expenses related to IMAX DMR films were $2.4 million, as compared to $13.4 million during the same period of 2019.

Joint Revenue Sharing Arrangements – Contingent Rent

Due to the COVID-19 global pandemic, substantially all of the theaters in the IMAX network were closed for a significant portion of the six months ended June 30, 2020, with the theaters in Greater China closed since late-January and substantially all of the Company’s remaining theaters closed since mid-to-late March. As a result, for the six months ended June 30, 2020, JRSA contingent rent revenue and gross margin decreased by $37.8 million (87%) and $39.4 million (126%), respectively, when compared to the same period in 2019. The decreases in revenue and gross margin are due to a $274.0 million (86%) reduction in GBO generated by theaters under joint revenue sharing arrangements during the current period due to the theater closures. As at June 30, 2020, 868 theaters were operating under joint revenue sharing arrangements, as compared to 826 theaters as at June 30, 2019, an increase of 5%.

In addition to the level of revenues, JRSA margin is also influenced by the level of costs associated with such arrangements, such as depreciation expense related to the underlying theater systems and costs incurred to upgrade theater systems from digital xenon to IMAX with Laser, as well as advertising, marketing and commission costs primarily for the launch of new theaters. The level of depreciation expense in a period relative to the prior year is a function of the growth of the theater network and the mix of theater system configurations in the network. For the six months ended June 30, 2020, JRSA gross margin included depreciation expense of $13.2 million, as compared to $11.3 million in the same period of the prior year as a result of the 5% increase in the number of theaters operating under joint revenue sharing arrangements. For the six months ended June 30, 2020, JRSA gross margin includes certain advertising, marketing and commission costs of $0.6 million, as compared to $0.3 million in the same period of the prior year.

IMAX Technology Sales and Maintenance

The primary drivers of IMAX Technology Sales and Maintenance results are the number of IMAX Theater Systems installed in a period, and the level of gross margin percentage earned on each installation, as well as the associated maintenance contracts that accompany each theater installation.

The installation of IMAX Theater Systems in newly built theaters or multiplexes, which make up a large portion of the Company’s theater system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control. The following table provides detailed information about the mix of IMAX Theater System installations for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
	2020		2019
	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Theater Systems — installed and recognized
Sales and sales-types lease arrangements(1)	4	$3,731	15	$19,942
Joint revenue sharing arrangements — hybrid	2	1,126	9	5,064
Total new IMAX Theater Systems	6	4,857	24	25,006

IMAX theater system upgrades — installed and recognized
Sales and sales-types lease arrangements	—	—	2	2,028
Total IMAX Theater Systems installed and recognized	6	$4,857	26	$27,034

(1)

The arrangement for the sale of an IMAX Theater System includes fixed upfront and ongoing consideration, including indexed annual minimum payment increases over the term of the arrangement, as well as the provision for additional payments in excess of the minimum agreed payments in situations when the theater exceeds certain box office thresholds.

The average revenue per IMAX Theater System under sales and sales-type lease arrangements varies depending upon the number of IMAX Theater System commitments with a single respective exhibitor, an exhibitor’s location and various other factors. Average revenue per IMAX Theater System under sales and sales-type lease arrangements was $0.9 million during the six months ended June 30, 2020, compared to $1.3 million during the same period of the prior year.

For the six months ended June 30, 2020, IMAX Technology Sales and Maintenance revenue and gross margin decreased by $45.3 million (70%) and $23.5 million (83%), respectively, when compared to the same period in the prior year as the pace of theater system installations slowed significantly and regular maintenance services were suspended due to the temporary closure of theaters in the network due to the public health risks associated with the COVID-19 global pandemic. See below for separate discussions of IMAX Systems and IMAX Maintenance results for the period.

IMAX Systems

For the six months ended June 30, 2020, IMAX Systems revenue and gross margin decreased by $19.3 million (65%) and $9.2 million (61%), respectively, when compared to the same period in the prior year. These decreases are the result of 20 fewer IMAX Theater System installations in the current period as the pace of theater system installations slowed significantly due to the COVID-19 global pandemic.

IMAX Maintenance

For the six months ended June 30, 2020, IMAX Maintenance revenue and gross margin decreased by $18.8 million (72%) and $12.1 million (111%), respectively, as regular maintenance services were suspended and the associated revenue was not recognized during the period when substantially all of the theaters in the network were temporarily closed due to the COVID-19 global pandemic.

Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Film Distribution and Post-production

For the six months ended June 30, 2020, Film Distribution and Post-production revenue decreased by $0.6 million (9%) and gross margin decreased by $3.8 million, respectively, when compared to the same period in the prior year. The results for the current six-month period are significantly influenced by a $4.5 million impairment loss recorded in the period to write-down the carrying value of certain documentary and alternative content film assets due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments. As of June 30, 2020, following the recording of these write-downs, the Company’s film assets totaled $13.1 million, which principally consists of documentary and DMR content. The recoverability of these assets assumes the return to historical levels of box office results as theaters reopen following the lifting of COVID-19 restrictions. There can be no assurances that there will not be additional write-downs to the carrying values of these assets as the Company continues to assess the ongoing impact of the COVID-19 pandemic. (See Notes 1 and 2 of Notes to Condensed Consolidated Financial Statements.)

Selling, General and Administrative Expenses

For the six months ended June 30, 2020, Selling, General and Administrative Expenses decreased by $1.4 million (2%), when compared to the same period in 2019. For the three months ended June 30, 2020, Selling, General and Administrative Expenses excluding the impact of share-based compensation were $48.2 million, as compared to $49.4 million in the same period in 2019, representing a decrease of $1.2 million (2%).

The comparison to the prior year is significantly influenced by COVID-19 government relief that the Company became entitled to receive during the period under the Canada Emergency Wage Subsidy program and the U.S. CARES Act, of which $2.9 million was recognized in the second quarter of 2020 as a reduction to Selling, General and Administrative Expenses. Also impacting the comparison to the prior period are management’s cost control efforts amidst the COVID-19 global pandemic resulting in lower staff costs, travel, facilities and marketing related expenses, among others. These factors are partially offset by an approximate $9.0 million decrease in labor and other costs capitalized to inventory, film assets, and joint venture theater equipment or allocated to costs applicable to revenues, due to the idling of the Company’s productive capacity during the COVID-19 global pandemic.

Research and Development

A significant portion of the Company’s research and development efforts over the past several years have been focused on IMAX with Laser, the Company’s laser-based projection system, which the Company believes delivers increased resolution, sharper and brighter images, deeper contrast as well as the widest range of colors available to filmmakers today.

For the six months ended June 30, 2020, Research and Development expenses increased by $1.1 million (46%), when compared to the same period in the prior year, primarily due to costs associated with the Connected Theaters initiative.

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

In addition, the Company has been, and intends to continue, using time and resources during the theater shutdown caused by the COVID-19 global pandemic to work on leveraging and developing technologies and systems to help bring additional interactivity to its theater network, better manage certain of the Company’s internal workflows and better organize and codify certain of the Company’s data.  During previous adverse events and downturns in the cinema business, the Company fostered many of the innovations that helped enable its global growth in recent years, including the development of its proprietary DMR process and the creation of its joint-revenue sharing business model.

Credit Loss Expense

For the six months ended June 30, 2020, the Company recorded a provision for current expected credit losses of $11.7 million  reflecting a reduction in the credit quality of its theater and studio related receivable balances, which management believes is primarily related to the COVID-19 pandemic, as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements. Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. For the six months ended June 30, 2019, credit loss expense was $1.4 million. (See Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements.)

Asset Impairments

For the six months ended June 30, 2020, the Company recorded asset impairments of $1.2 million (2019 — $nil) principally related to write-down of content-related assets which became impaired in the period. (See Notes 1 and 2 of Notes to Condensed Consolidated Financial Statements.)

Gain (loss) in fair value of equity securities

In the second quarter of 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) and purchased equity securities for $15.2 million. These equity securities are traded on the Hong Kong Stock Exchange, and the Company is required to adjust the fair value of the securities each period to reflect the current market value. This adjustment will fluctuate based on the closing market price at the end of each period. For the six months ended June 30, 2020,  the fair value of the Company’s investment in Maoyan experienced an unrealized loss of $2.5 million, as compared to an unrealized loss of $2.1 million in the same period in the prior year, which are both recognized in the Condensed Consolidated Statements of Operations.

Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2020  is -6.3% and differs from the Canadian statutory tax rate of 26.2%, primarily due to permanent book to tax differences, investment and other tax credits, jurisdictional tax rate differences, managements estimates of contingent liabilities related to the resolution of various tax examinations and withholding taxes associated with the reversal of the indefinite reinvestment assertion for certain foreign subsidiaries, as discussed below.

In the first quarter of 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As a result, the Company recognized a deferred tax liability of $19.7 million in the first quarter of 2020 for the estimated applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings. In the second quarter of 2020, the estimate of the applicable foreign withholding taxes was reduced by $1.2 million to $18.5 million due to a reduction in the amount of distributable historical earnings. Cash held outside of Canada as at June 30, 2020 was $75.0 million (December 31, 2019 — $90.1 million), of which $61.5 million was held in the People’s Republic of China (“PRC”) (December 31, 2019 — $67.6 million).

For the six months ended June 30, 2020, the Company recorded income tax expense of $5.3 million (2019 — $9.0 million), which includes the $18.5 million foreign withholding taxes discussed above. In addition, in the six months ended June 30, 2020, the Company recognized income tax expense of $5.1 million (2019 — $0.5 million) related to the provision for uncertain tax positions and an expense of $0.7 million (2019 — $0.3 million) recognized to reduce the tax benefit available on share-based compensation costs recognized in the period.

As at June 30, 2020, the Company’s Condensed Consolidated Balance Sheets include net deferred income tax assets of $46.8 million, net of a valuation allowance of $0.2 million (December 31, 2019 — $23.9 million). As at June 30, 2020, the Company’s Condensed Consolidated Balance Sheets include a deferred income tax liability of $18.5 million (December 31, 2019 — $nil). During the six months ended June 30, 2020, deferred tax assets increased by $22.9 million due to losses recognized in the period. The recoverability of these deferred tax assets is subject to certain levels of future taxable income and the uncertainties associated with accounting estimates, as discussed in Note 1 of Notes to Condensed Consolidated Financial Statements. Based on a review of the projected future earnings of the Company there was no change in management’s estimates of the recoverability of the Company’s deferred tax assets. Should actual results differ from management’s estimates of future taxable income, an increased valuation allowance may be required.

The Company’s Chinese subsidiary had taken a deduction for certain share-based compensation issued by its parent company in a prior period and had recognized a related deferred tax asset of $1.4 million (December 31, 2019 — $1.4 million). Chinese regulatory authorities responsible for capital and exchange controls will need to review and approve the proposed settlement of these transactions before they can be completed. There may be a requirement for future investment of funds into China in order to secure the deduction. Should the Company proceed, any such future investment would come from existing capital invested in the IMAX China group of companies being redeployed amongst the IMAX China group of companies, including the Chinese subsidiary.

Equity Method Investments

For the six months ended June 30, 2020, the Company reported a loss of $0.5 million related its proportionate share of equity investee results, as compared to $0.2 million in the same period in the prior year, due to the write-off of deferred tax assets related to an equity method investment.

Non-Controlling Interests

The Company’s Condensed Consolidated Financial Statements include the non-controlling interest in the net income (loss) of IMAX China as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the six months ended June 30, 2020, the net loss attributable to non-controlling interests of the Company’s subsidiaries was $14.1 million (2019 ─ net income of $6.7 million).

LIQUIDITY AND CAPITAL RESOURCES

Credit Agreement

The Company has a credit agreement, the Fifth Amended and Restated Credit Agreement, with Wells Fargo Bank, National Association (“Wells Fargo”), as agent, and a syndicate of lenders party thereto (the “Credit Agreement”). The Company’s obligations under the Credit Agreement are guaranteed by certain of its subsidiaries (the “Guarantors”) and are secured by first-priority security interests in substantially all the assets of the Company and the Guarantors. The facility provided by the Credit Agreement (the “Credit Facility”) matures on June 28, 2023.

The Credit Agreement has a revolving borrowing capacity of $300.0 million, and contains an uncommitted accordion feature allowing the Company to further expand its borrowing capacity to $440.0 million or greater, subject to certain conditions, depending on the mix of revolving and term loans comprising the incremental facility.

In the first quarter of 2020, in response to uncertainties associated with the outbreak of the COVID-19 global pandemic and its impact on the Company’s business, the Company drew down the $280.0 million in available borrowing capacity under the Credit Facility, resulting in total outstanding borrowings of $300.0 million.

The Credit Agreement contains a covenant that requires the Company to maintain a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), as at the last day of any Fiscal Quarter (as defined in the Credit Agreement) of no greater than 3.25:1.00. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit indebtedness, liens, capital expenditures, asset sales, investments and restricted payments, in each case subject to negotiated exceptions and baskets. The Credit Agreement also contains customary representations, warranties and event of default provisions.

On June 10, 2020, the Company entered into the First Amendment to the Credit Agreement (the “Amendment”), which, among other things, (i) suspends the Senior Secured Net Leverage Ratio covenant through the first quarter of 2021, (ii) re-establishes the Senior Secured Net Leverage Ratio covenant thereafter, provided that for subsequent quarters that such covenant is tested, as applicable, the Company will be permitted to use its quarterly EBITDA (as defined in the Credit Agreement) from the third and fourth quarters of 2019 in lieu of the EBITDA for the corresponding quarters of 2020, (iii) adds a $75.0 million minimum liquidity covenant measured at the end of each calendar month and (iv) restricts the Company’s ability to make certain restricted payments, dispositions and investments, create or assume liens and incur debt that would otherwise have been permitted by the Credit Agreement. The modifications to the negative covenants, the minimum liquidity covenant and modifications to certain other provisions in the Credit Agreement pursuant to the Amendment were effective from the date of the Amendment until the earlier of the delivery of the compliance certificate for the fourth quarter of 2021 and the date on which the Company, in its sole discretion, elects to calculate its compliance with the Senior Secured Net Leverage Ratio by using either its actual EBITDA or annualized EBITDA (the “Designated Period”). The Company was in compliance with all of its requirements under the Credit Agreement, as amended, as at June 30, 2020, and based on current projections expects to be in compliance through at least the next year.

Borrowings under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement); provided, however, that from the effective date of the Amendment until the Company delivers a compliance certificate under the Credit Facility following the end of the Designated Period, the applicable margin for LIBOR borrowings will be 2.50% per annum and the applicable margin for U.S. base rate borrowings will be 1.75% per annum. The effective interest rate for the three and six months ended June 30, 2020 was 1.83% and 1.86%, respectively (2019 ― 3.52% and 3.55%, respectively).

In addition, the Credit Facility has standby fees ranging from 0.25% to 0.38% per annum, based on the Company’s Total Leverage Ratio with respect to the unused portion of the Credit Facility; provided, however, that from the effective date of the Amendment until the Company delivers a compliance certificate under the Credit Facility following the end of the Designated Period, the standby fee will be 0.50% per annum.

The Company incurred fees of approximately $1.0 million in connection with the Amendment, which are being amortized on a straight-line basis through December 31, 2021.

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

Working Capital Facility

On July 24, 2019, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), the Company’s majority-owned subsidiary in China, renewed its unsecured revolving facility for up to 200.0 million Renminbi (approximately $30.0 million) to fund ongoing working capital requirements (the “Working Capital Facility”). As at June 30, 2020, there was 1.7 million Renminbi ($0.2 million) in borrowings outstanding under the Working Capital Facility, and 198.3 million Renminbi ($29.8 million) was available for future borrowings. There were no amounts drawn under the Working Capital facility at December 31, 2019. The amounts available for borrowing under the Working Capital Facility are not subject to a standby fee. The effective interest rate for the three and six months ended June 30, 2020 was 4.35%, respectively. Subsequent to June 30, 2020, IMAX Shanghai renewed its Working Capital Facility.

Letters of Credit and Other Commitments

As at June 30, 2020, the Company did not have any letters of credit or advance payment guarantees outstanding (December 31, 2019 — $nil), under the Credit Facility.

On October 28, 2019, the Company entered into a $5.0 million facility for advance payment guarantees and letters of credit through the National Bank of Canada for use solely in conjunction with guarantees fully insured by Export Development Canada (the “NBC Facility”) to replace a Bank of Montreal Facility with substantially the same terms which expired on September 30, 2019. The NBC Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. As at June 30, 2020, the Company did not have any letters of credit or advance payment guarantees outstanding under the NBC Facility.

Cash and Cash Equivalents

As of June 30, 2020, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents ($319.0 million, which reflects the full draw of the Credit Facility in the first quarter of 2020), (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under joint revenue sharing arrangements and DMR agreements with movie studios, (iii) the anticipated collection from financing receivables due in the next 12 months and (iv) payments expected in the next 12 months on its existing sales and sales type lease backlog.

The Company’s $319.0 million balance of cash and cash equivalents as of June 30, 2020 includes $75.0 million in cash held outside of Canada (December 31, 2019 — $90.1 million), of which $61.5 million was held in the People’s Republic of China (the “PRC”) (December 31, 2019 — $67.6 million). In the first quarter of 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As a result, during the six months ended June 30, 2020, the Company recognized a deferred tax liability of $18.5 million for the applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings.

During the six months ended June 30, 2020, cash and cash equivalents increased by $209.5 million, which reflects the full draw of the Credit Facility in the first quarter of 2020, as discussed above. This financing cash inflow was partially offset by $20.9 million in cash used to fund the Company’s operating activities as the COVID-19 global pandemic resulted in a significant decline in revenue and earnings. In addition, during the six months ended June 30, 2020, the Company repurchased $36.6 million of its common shares under the share repurchase program and invested $3.9 million in equipment to be used in its joint revenue sharing arrangements with exhibitors. Based on management’s current operating plan for 2020, the Company expects to continue to use cash to deploy additional IMAX Theater Systems under joint revenue sharing arrangements.

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

The repercussions of the COVID-19 global pandemic have resulted in a significant decrease in the Company’s revenues, earnings and operating cash flows during the three and six months ended June 30, 2020 as GBO results declined significantly, the installation of certain theater systems was delayed, and maintenance services were generally suspended. During the time period when a significant number of theaters in the IMAX network are closed, the Company has and will continue to experience a significant decline in earnings and operating cash flows as it is generating significantly lower than normal levels of GBO-based revenue from its joint revenue sharing arrangements and digital remastering services, it is unable to provide normal maintenance services to any of the theaters that remain closed, and while some installation activity is continuing, certain theater system installations have, and may continue to be delayed. In addition, the Company has experienced and may continue to experience delays in collecting payments due under existing theater sale or lease arrangements from its exhibitor partners who are facing financial difficulties as a result of the theater closures.

Based on the Company’s current cash balances and operating cash flows, it expects to have sufficient capital and liquidity to fund its operations in the normal course for the next 12 months.

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

Operating Activities

The Company’s net cash used in or provided by operating activities is affected by a number of factors, including: (i) the level of cash collections from customers in respect of existing IMAX Theater System sale and lease agreements, (ii) the amount of upfront payments collected from newly signed IMAX Theater System sale and lease agreements, (iii) the box-office performance of films distributed by the Company and/or released to IMAX theaters, (iv) the level of inventory purchases and (v) the level of the Company’s operating expenses, including expenses for research and development and new business initiatives.

Net cash used in operating activities totaled $20.9 million for the six months ended June 30, 2020 as compared to net cash provided by operating activities of $48.5 million for the six months ended June 30, 2019. In the six months ended June 30, 2020, the net cash outflow from operating activities is principally due to the significant decrease in the Company’s revenue and earnings as a result of the COVID-19 global pandemic. In addition, the Company has experienced a slowdown in manufacturing, shipments and installation of IMAX Theater Systems at customer sites, resulting in an increase in inventories. These cash outflows are partially offset by a $37.0 million decrease in accounts receivable.

Investing Activities

Net cash used in investing activities totaled $5.7 million for the six months ended June 30, 2020, which includes $3.9 million invested in equipment to be used in the Company’s joint revenue sharing arrangements with exhibitors. In addition, the Company acquired $1.2 million of intangible asset, principally related to the purchase or development of software, and purchased $0.6 million of property, plant and equipment. In the six months ended June 30, 2019, net cash used in investing activities totaled $42.7 million including the purchase by IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China of equity securities in Maoyan for $15.2 million.

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, other intangible assets and investments in film assets were $9.8 million for the six months ended June 30, 2020 as compared to $35.7 million for the six months ended June 30, 2019.

Financing Activities

Net cash provided by financing activities totaled $235.7 million for the six months ended June 30, 2020, as compared to $41.3 million used in financing activities in the six months ended June 30, 2019. During the six months ended June 30, 2020, the net cash provided by financing activities was principally due to the $280.0 million in Credit Facility borrowings drawn in the first quarter of 2020, as discussed above, and $0.2 million drawn on IMAX China’s Working Capital Facility, partially offset by $36.6 million paid to repurchase common shares under the Company’s share repurchase program, $3.3 million paid to purchase treasury stock for the settlement of restricted share units and related taxes, $1.5 million for the repurchase of common shares under the IMAX China share repurchase program, $2.1 million of dividends paid to the non-controlling interest shareholders of IMAX China and $1.0 million in credit agreement amendment fees.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as at June 30, 2020 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$36,035	$34,063	$1,960	$—	$12
Pension obligations(2)	20,298	—	20,298	—	—
Operating lease obligations(3)	20,512	3,680	4,827	3,861	8,144
Credit Facility(4)	300,000	—	300,000	—	—
Working Capital Facility(5)	244	244	—	—	—
Postretirement benefits obligations	2,151	103	217	236	1,595
	$379,240	$38,090	$327,302	$4,097	$9,751

(1)	Represents total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered, but yet to be invoiced.
(2)

The Company has an unfunded defined benefit pension plan, the SERP, covering Mr. Gelfond, with a fixed benefit payable of $20.3 million. The table above assumes that Mr. Gelfond will receive a lump sum payment of $20.3 million six months after retirement at the end of the  term of his current employment agreement (December 31, 2022) in accordance with the terms of the SERP, although Mr. Gelfond has not informed the Company that he intends to retire at that time.

(3)	Represents total minimum annual rental payments to be made under operating leases, mostly consisting of rent at the Company’s property in New York and at the various owned and operated theaters.
(4)	The Company is not required to make any minimum payments on the Credit Facility.

(5)   Subsequent to June 30, 2020, IMAX Shanghai renewed its Working Capital Facility.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering Mr. Gelfond. Pursuant to an amendment dated November 1, 2019 to an existing employment agreement, the term of Mr. Gelfond’s employment was extended through December 31, 2022, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the amendment to his employment agreement, the total amount of benefit payable to Mr. Gelfond under the SERP has been fixed at $20.3 million. As at June 30, 2020, the Company’s Condensed Consolidated Balance Sheet includes the related benefit obligation of approximately $19.0 million recorded within accrued and other liabilities (December 31, 2019— $18.8 million).

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at June 30, 2020, the Company’s Condensed Consolidated Balance Sheet includes an unfunded benefit obligation of $1.5 million recorded within accrued and other liabilities (December 31, 2019 — $1.6 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors, upon retirement. As at June 30, 2020, the Company’s Condensed Consolidated Balance Sheet includes an unfunded benefit obligation of $0.6 million recorded within accrued and other liabilities (December 31, 2019 — $0.7 million).

The Company maintained a nonqualified deferred compensation benefit plan (the “Retirement Plan”) covering the former CEO of IMAX Entertainment and Senior Executive Vice President of the Company. Under the terms of the Retirement Plan, the benefits were due to vest in full if he incurred a separation from service (as defined therein). In the fourth quarter of 2018, the executive incurred a separation from service, and as such, the Retirement Plan benefits became fully vested as at December 31, 2018 and the accelerated costs were recognized and reflected in Executive Transition Costs in the Consolidated Statement of Operations. As at June 30, 2020, the Company’s Condensed Consolidated Balance Sheet includes a funded benefit obligation of $3.6 million recorded within accrued and other liabilities (December 31, 2019 —$3.6 million).

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

Adjusted net (loss) income attributable to common shareholders and adjusted net (loss) income attributable to common shareholders per basic and diluted share exclude, where applicable: (i) share-based compensation; (ii) exit costs, restructuring charges and associated impairments, (iii) changes in the fair value of equity investments, (iv) COVID-19 government relief benefits, as well as the related tax impact of these adjustments, and (v) the income tax effects related to the removal of the indefinitely reinvested assertion on the historical earnings of certain subsidiaries.

The Company believes that these non-GAAP financial measures are important supplemental measures that allow management and users of the Company’s financial statements to view operating trends and analyze controllable operating performance on a comparable basis between periods without the after-tax impact of share-based compensation and certain unusual items included in net (loss) income attributable to common shareholders. Although share-based compensation is an important aspect of the Company’s employee and executive compensation packages, it is a non-cash expense and is excluded from certain internal business performance measures.

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

	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2019
(In thousands of U.S. dollars, except per share amounts)	Net Loss	Diluted EPS	Net Income	Diluted EPS
Reported net (loss) income attributable to common shareholders	$(25,967)	$(0.44)	$11,397	$0.19
Adjustments(1):
Share-based compensation	6,168	0.10	$6,799	0.11
Changes in the fair value of equity securities	(1,413)	(0.02)	3,101	0.05
COVID-19 government relief benefits	(3,151)	(0.05)	—	—
Tax impact on items listed above	(857)	(0.01)	(1,604)	(0.03)
Income tax effects related to the removal of the indefinitely reinvested assertion on the historical earnings of certain subsidiaries	(841)	(0.02)	—	—
Adjusted net (loss) income(1)	$(26,061)	$(0.44)	$19,693	$0.32

Weighted average basic shares outstanding		58,808		61,331
Weighted average diluted shares outstanding		58,808		61,507

	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019
(In thousands of U.S. dollars, except per share amounts)	Net Loss	Diluted EPS	Net Income	Diluted EPS
Reported net (loss) income attributable to common shareholders	$(75,321)	$(1.26)	$19,662	$0.32
Adjustments(1):
Share-based compensation	10,243	0.17	11,076	0.18
Exit costs, restructuring charges and associated impairments	—	—	850	0.01
Change in the fair value of equity securities	1,752	0.03	1,401	0.03
COVID-19 government relief benefits	(3,151)	(0.05)	—	—
Tax impact on items listed above	(1,195)	(0.02)	(2,484)	(0.04)
Income tax effects related to the removal of the indefinitely reinvested assertion on the historical earnings of certain subsidiaries	12,885	0.21	—	—
Adjusted net (loss) income(1)	$(54,787)	$(0.92)	$30,505	$0.50

Weighted average basic shares outstanding		59,613		61,354
Weighted average diluted shares outstanding		59,613		61,525

(1)	Reflects amounts attributable to common shareholders.

In addition to the non-GAAP financial measures discussed above, management also uses “EBITDA,” as such term is defined in the Credit Agreement, and which is referred to herein as “Adjusted EBITDA per Credit Facility.” As allowed by the Credit Agreement, Adjusted EBITDA per Credit Facility includes adjustments in addition to the exclusion of interest, taxes, depreciation and amortization. Accordingly, this non-GAAP financial measure is presented to allow a more comprehensive analysis of the Company’s operating performance and to provide additional information with respect to the Company’s compliance against its Credit Agreement requirements in the current period, if applicable. In addition, the Company believes that Adjusted EBITDA per Credit Facility presents relevant and useful information widely used by analysts, investors and other interested parties in the Company’s industry to evaluate, assess and benchmark the Company’s results.

EBITDA is defined as net (loss) income excluding: (i) interest expense, net of interest income; (ii) income tax (benefit) expense; and (iii) depreciation and amortization, including film asset amortization. Adjusted EBITDA per Credit Facility is defined as EBITDA excluding: (i) share-based and other non-cash compensation; (ii) gain (loss) in fair value of equity investment; (iii) write-downs, net of recoveries, including asset impairments and credit loss expense; and (iv) (gain) loss from equity accounted investments.

A reconciliation of net loss attributable to common shareholders, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility is presented in the table below. The Company believes that net loss attributable to common shareholders is the most directly comparable GAAP measure because it reflects the earnings relevant to the Company’s shareholders, rather than including the non-controlling interest. As such, beginning in the first quarter of 2020, the Company has updated the reconciliations for such non-GAAP financial measures included herein.

	For the Three Months Ended June 30, 2020 (1)
	Attributable to
	Non-controlling
	Interests and	Less: Attributable to	Attributable to
	Common Shareholders	Non-controlling Interests	Common Shareholders
(In thousands of U.S. Dollars)
Reported net loss	$(30,047)	$(4,080)	$(25,967)
Add (subtract):
Income tax (benefit) expense	(10,248)	638	(10,886)
Interest expense, net of interest income	524	(96)	620
Depreciation and amortization, including film asset amortization	11,930	1,049	10,881
EBITDA	$(27,841)	$(2,489)	$(25,352)
Share-based and other non-cash compensation	6,541	299	6,242
Gain in fair value of equity investment	(2,025)	(612)	(1,413)
Write-downs, including asset impairments and credit loss expense	3,843	1,815	2,028
Adjusted EBITDA per Credit Facility	$(19,482)	$(987)	$(18,495)

	For the Twelve Months Ended June 30, 2020 (1)
	Attributable to
	Non-controlling
	Interests and	Less: Attributable to	Attributable to
	Common Shareholders	Non-controlling Interests	Common Shareholders
(In thousands of U.S. Dollars)
Reported net loss	$(57,210)	$(9,093)	$(48,117)
Add (subtract):
Income tax expense	13,069	6,707	6,362
Interest expense, net of interest income	922	(424)	1,346
Depreciation and amortization, including film asset amortization	60,865	4,897	55,968
EBITDA	$17,646	$2,087	$15,559
Share-based and other non-cash compensation	22,710	730	21,980
Loss in fair value of equity investment	978	274	704
Write-downs, including asset impairments and credit loss expense	23,404	5,420	17,984
Loss from equity accounted investments	304	—	304
Adjusted EBITDA per Credit Facility	$65,042	$8,511	$56,531

(1)

Senior Secured Net Leverage Ratio calculated using twelve months ended Adjusted EBITDA per Credit Facility. During the second quarter of 2020, the Company entered into the Amendment to the Credit Facility Agreement which provides for, among other things, the suspension of the Senior Secured Net Leverage Ratio financial covenant through the first quarter of 2021. For more information see Note 7 of Notes to Condensed Consolidated Financial Statements.

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

Certain of the Company’s subsidiaries held approximately 434.9 million Renminbi ($61.5 million) in cash and cash equivalents as at June 30, 2020 (December 31, 2019 — 471.6 million Renminbi or $67.6 million) and are required to transact locally in Renminbi. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the China government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements.

For the three and six months ended June 30, 2020, the Company recorded a foreign exchange net loss of $0.3 million and net loss of  $1.0 million, respectively, as compared to a foreign exchange net loss of $0.2 million and net loss of $0.4 million for the three and six months ended June 30, 2019, respectively, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2020 and 2021. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with selling, general and administrative expenses and inventories. For foreign currency cash flow hedging instruments related to selling, general and administrative expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive Income and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to inventories, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive Income and reclassified to Inventories on the Condensed Consolidated Balance Sheets when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statement of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting at June 30, 2020 was $32.4 million (December 31, 2019 — $36.1 million). A gain of $1.3 million and a loss of $1.5 million was recorded to Other Comprehensive Income with respect to the change in fair value of these contracts for the three and six months ended June 30, 2020, respectively (2019 — gain of $0.3 million and a gain of $0.4 million, respectively). A loss of $0.3 million and a loss of $0.7 million was reclassified from Accumulated Other Comprehensive Income to Selling, General and Administrative Expenses, Inventories and Property, Plant and Equipment for the three and six months ended June 30, 2020, respectively (2019 — loss of $0.4 million and a loss of $0.7 million, respectively). The Company's estimated net amount of existing losses as at June 30, 2020 is $0.4 million, which is expected to be reclassified to earnings within the next twelve months. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are

recorded to Selling, General and Administrative Expenses. The notional value of forward contracts that do not qualify for hedge accounting at June 30, 2020 was $3.6 million (December 31, 2019 — $nil).

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At June 30, 2020, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Japanese yen and Euros translated into U.S. dollars was $119.9 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2020, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $12.0 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% appreciation or depreciation in foreign currency exchange rates at June 30, 2020, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at June 30, 2020, the Company had drawn down $300.0 million on its Credit Facility (December 31, 2019 — $20.0 million) and $0.2 million on IMAX China’s Working Capital Facility (December 31, 2019 — $nil).

The Company’s largest exposure with respect to variable rate debt comes from changes in the LIBOR. The Company had variable rate debt instruments representing 55.3% and 8.1% of its total liabilities as at June 30, 2020 and December 31, 2019, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by $0.4 million and interest income from cash would increase by $0.2 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at June 30, 2020.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at June 30, 2020 and has concluded that, as at the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We will continue to monitor the evolving COVID-19 situation to minimize its impact on the design and operating effectiveness of our internal control.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 of Notes to Condensed Consolidated Financial Statements to the accompanying Condensed Consolidated Financial Statements in Item 1 for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

This Form 10-Q and the risk factor below should be read together with, and supplement, the risk factors in Item 1A. Risk Factors in the Company’s 2019 Form 10-K, which describes various risks and uncertainties to which the Company is or may become subject, and the risk factor below supersedes the risk factor disclosed in Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. The risks described below and in the Company’s 2019 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods.

In late-January 2020, in response to the public health risks associated with an outbreak of COVID-19, the Chinese government directed exhibitors in China to temporarily close more than 70,000 movie theaters, including all of the approximately 700 IMAX theaters in mainland China. On March 11, 2020, due to the worsening public health crisis associated with the novel coronavirus, COVID-19 was characterized as a pandemic by the World Health Organization, and in the following weeks, local, state and national governments instituted stay-at-home orders and restrictions on large public gatherings which caused movie theaters in countries around the world to temporarily close, including substantially all of the IMAX theaters in those countries. As a result of the theater closures, Hollywood and Chinese movie studios have postponed the theatrical release of multiple films, including many scheduled to be shown in IMAX theaters, while other films have been released directly to streaming platforms. As of the date of this report, stay-at-home orders have been lifted in many countries and movie theaters are gradually reopening with reduced capacities, physical distancing requirements, and other safety measures. Subsequent to June 30, 2020, approximately 40% of the theaters in the IMAX commercial multiplex network have begun to report GBO in July. These theaters span across 40 countries and include the Domestic, Greater China and Rest of World markets.

The repercussions of the COVID-19 global pandemic have resulted in a significant decrease in the Company’s revenues, earnings, and operating cash flow during the first and second quarters of 2020 due to a decline in the box office related revenues generated by IMAX theaters, delays in the installation of certain theater systems and suspension of maintenance services. During this period, the Company is generating significantly lower than normal levels of box-office based revenue and expects that it will continue to experience a significant decrease in overall revenues and earnings during the time period when a significant number of the theaters in the IMAX network are closed. Moreover, given the uncertainty around when movie-going will return to historical levels, there can be no guarantees that the Company will not continue to be significantly impacted by the COVID-19 global pandemic even after some or all theaters are reopened. In addition, the global economic impact of COVID-19 has led to record levels of unemployment in certain countries, which has led to, and may continue to result in, lower consumer spending. The timing and extent of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company’s ability to generate significant GBO-based revenue until such time as consumer behavior normalizes and consumer spending recovers.

In addition, there can be no guarantees that the steps the Company has taken and continues to take to preserve cash and manage its expenditures will result in the cost savings the Company anticipates. There can also be no guarantees that any wage subsidies, tax credits and other financial support or any other governmental benefits and support for which the Company is eligible domestically or internationally under newly enacted COVID-19 relief legislation in the countries in which the Company operates will materialize in the amounts expected. The Company cannot predict the manner in which such benefits will be allocated or administered, and the Company cannot guarantee that it will be able to access such benefits in a timely manner or at all. Certain of the benefits the Company seeks to access or may apply for in the future have not previously been administered on the present scale or at all. Any benefits the Company expects to receive, or may apply for in the future, may not be at the same levels as currently estimated, may impose additional conditions and restrictions on the Company’s operations or may otherwise provide less relief than currently contemplated. There can be no guarantees that the Company will receive any additional material financial support through these or other programs that may be created, expanded or implemented by governments in the countries in which the Company operates.

In addition, the Company has experienced and may continue to experience delays in collecting payments due under existing theater sale or lease arrangements from its exhibitor partners who are now facing financial difficulties as a result of the theater closures. The ability of such partners to make payments cannot be guaranteed and is subject to changing economic circumstances. There are no guarantees that some of the Company’s exhibitor partners will not enter into bankruptcy proceedings.  In such cases, the local laws governing restructurings would apply, and there can be no guarantees of the Company’s success in obtaining complete or partial payments owed to it under these regulatory regimes.  Further, the Company has had to delay movie theater installations from backlog and may be required to further delay or cancel such installations in the future. As a result, the Company’s future revenues and cash flows may be adversely affected.

 Given the dynamic nature of the circumstances, while the Company has been negatively impacted as of the date of filing of this report, it is difficult to predict the full extent of such adverse impact of the COVID-19 global pandemic on the Company’s financial condition, liquidity, business and results of operations in future reporting periods. The extent and duration of such impact on the Company will depend on future developments, including, but not limited to, the timing of reopening of movie theaters worldwide, and the timing of when delayed films are released, consumer behavior and general economic conditions, the solvency of the Company’s exhibitor partners, their ability to make timely payments and any potential construction or installation delays involving our exhibitor partners. Such events are highly uncertain and cannot be accurately forecast. Moreover, there can be no guarantees that the Company’s liquidity needs will not increase materially over the course of this pandemic. In addition, liquidity needs as well as other changes to the Company’s business and operations may impact the Company’s ability to maintain compliance with certain covenants under the amended Credit Agreement. The Company may also be subject to impairment losses based on long-term estimated projections. These estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes. Actual results may materially differ from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic. If business conditions deteriorate further, or should they remain depressed for a prolonged period of time, management’s estimates of operating results and future cash flows for reporting units may be insufficient to support the goodwill assigned to them, thus requiring impairment charges. Estimates related to future expected credit losses and deferred tax assets could also be materially impacted by changes in estimates in the future.

In addition, the COVID-19 pandemic and public health measures implemented to contain it may also have the effect of heightening many of the other risks described in the Company’s 2019 Form 10-K, including, but not limited to, risks relating to harm to our key personnel, diverting management’s resources and time to addressing the impacts of COVID-19 which may negatively affect the Company’s ability to implement its business plan and pursue certain opportunities, potential impairments, the effectiveness of our internal control of financial reporting, cybersecurity and data privacy risks due to employees working from home, and risks of increased indebtedness due to the full draw down of the Credit Facility, including the Company’s ability to seek waivers of covenants or to refinance such borrowings, among others. The longer the COVID-19 pandemic and associated protective measures persist, the more severe the extent of the adverse impact of the pandemic on the Company is likely to be.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In 2017, the Company’s Board of Directors approved a new $200.0 million share repurchase program for shares of the Company’s common shares, that would have expired on, June 30, 2020.  In June 2020, the Board of Directors approved a 12-month extension of this program which will now expire on June 30, 2021. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the three months ended June 30, 2020, the Company did not repurchase any shares under this program. As at June 30, 2020, the Company has $89.4 million available under its approved repurchase program.

In 2019, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China in an amount not to exceed 10% of the total number of issued shares of IMAX China as at June 6, 2019 (35,605,560 shares). This program expired on the date of the 2020 Annual General Meeting of IMAX China on June 11, 2020. During the 2020 Annual General Meeting, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of issued shares as of June 11, 2020 (34,848,398 shares). This program will be valid until the 2021 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. In the three and six months ended June 30, 2020, IMAX China repurchased 425,800 and 906,400 common shares, respectively at an average price of HKD 11.63 per share and HKD 13.13 per share, respectively ($1.50 and $1.69 per share, respectively).

The total number of shares purchased during the three and six months ended June 30, 2020, under both the Company and IMAX China’s repurchase plans, does not include any shares purchased in the administration of employee share-based compensation plans.

Item 6.  Exhibits

Exhibit No.	Description
10.48	Employment Agreement, dated October 18, 2018, between IMAX Corporation and Megan Colligan.

10.49

Summary of Employment Arrangement, effective October 3, 2011 between IMAX Corporation and Mark Welton. Incorporated by reference to Exhibit 10.38 to IMAX Corporation’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-35066).

10.50

First Amendment to Fifth Amended and Restated Credit Agreement entered into on June 10, 2020. Incorporated by reference to Exhibit 10.1 to IMAX Corporation’s Form 8-K dated as of June 11, 2020 (File No. 001-35066).

10.51	Second Amended and Restated Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to IMAX Corporation’s Form 8-K dated as of June 5, 2020 (File No. 001-35066).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 28, 2020, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 28, 2020, by Patrick McClymont.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 28, 2020, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 28, 2020, by Patrick McClymont.

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: July 28, 2020	By:	/s/ PATRICK MCCLYMONT
Patrick McClymont
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2020	By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)