Form 10-Q
period 2020-09-30
IMAX CORP
filed 2020-10-29
CIK 921582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2020
Common Shares, no par value	58,861,171

IMAX CORPORATION

IMAX CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IMAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars except per share amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$305,197	$109,484
Accounts receivable, net of allowance for credit losses	59,674	99,513
Financing receivables, net of allowance for credit losses	126,740	128,038
Variable consideration receivable, net of allowance for credit losses	39,394	40,040
Inventories	53,021	42,989
Prepaid expenses	10,812	10,237
Film assets	7,468	17,921
Property, plant and equipment	282,854	306,849
Investment in equity securities	14,803	15,685
Other assets	23,796	25,034
Deferred income tax assets	17,737	23,905
Other intangible assets	27,019	30,347
Goodwill	39,027	39,027
Total assets	$1,007,542	$889,069
Liabilities
Bank indebtedness	$297,985	$18,229
Accounts payable	12,011	20,414
Accrued and other liabilities	103,970	112,779
Deferred revenue	99,770	94,552
Deferred income tax liabilities	18,661	—
Total liabilities	532,397	245,974
Commitments and contingencies
Non-controlling interests	776	5,908
Shareholders' equity
Capital stock common shares — no par value. Authorized — unlimited number.
58,878,749 issued and 58,861,171 outstanding (December 31, 2019 — 61,362,872 issued and 61,175,852 outstanding)	405,583	423,386
Less: Treasury stock, 17,578 shares at cost (December 31, 2019 — 187,020)	(271)	(4,038)
Other equity	177,110	171,789
Accumulated deficit	(181,604)	(40,253)
Accumulated other comprehensive loss	(1,984)	(3,190)
Total shareholders' equity attributable to common shareholders	398,834	547,694
Non-controlling interests	75,535	89,493
Total shareholders' equity	474,369	637,187
Total liabilities and shareholders' equity	$1,007,542	$889,069

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues
Technology sales	$15,753	$21,735	$24,102	$56,629
Image enhancement and maintenance services	14,589	44,168	39,109	144,977
Technology rentals	4,473	17,642	10,307	61,675
Finance income	2,441	2,845	7,495	8,104
	37,256	86,390	81,013	271,385
Costs and expenses applicable to revenues
Technology sales	9,222	11,740	15,637	33,114
Image enhancement and maintenance services	16,989	20,181	42,049	66,205
Technology rentals	7,216	7,349	22,100	20,253
	33,427	39,270	79,786	119,572
Gross margin	3,829	47,120	1,227	151,813
Selling, general and administrative expenses	24,815	29,482	83,247	89,267
Research and development	1,130	1,359	4,562	3,717
Amortization of intangibles	1,349	1,271	4,014	3,564
Credit loss expense	3,925	599	15,582	1,957
Asset impairments	—	—	1,151	—
Exit costs, restructuring charges and associated impairments	—	—	—	850
(Loss) income from operations	(27,390)	14,409	(107,329)	52,458
Gain (loss) in fair value of investments	1,575	(490)	(939)	(2,543)
Retirement benefits non-service expense	(186)	(160)	(432)	(480)
Interest income	586	490	1,842	1,632
Interest expense	(2,391)	(489)	(4,620)	(1,806)
(Loss) income before taxes	(27,806)	13,760	(111,478)	49,261
Income tax expense	(19,349)	(3,030)	(24,606)	(11,986)
Equity in (losses) gains of investees, net of tax	(1,329)	166	(1,858)	(56)
Net (loss) income	(48,484)	10,896	(137,942)	37,219
Less: Net loss (income) attributable to non-controlling interests	1,275	(1,863)	15,412	(8,524)
Net (loss) income attributable to common shareholders	$(47,209)	$9,033	$(122,530)	$28,695

Net (loss) income per share attributable to common shareholders - basic and diluted:
Net (loss) income per share — basic and diluted	$(0.80)	$0.15	$(2.06)	$0.47

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net (loss) income	$(48,484)	$10,896	$(137,942)	$37,219
Unrealized net gain (loss) from cash flow hedging instruments	591	(527)	(935)	(162)
Realized net loss from cash flow hedging instruments	110	322	805	1,015
Foreign currency translation adjustments	2,387	(1,498)	1,772	(1,670)
Defined benefit and postretirement benefit plans	19	—	36	—
Other comprehensive income (loss), before tax	3,107	(1,703)	1,678	(817)
Income tax (expense) benefit related to other comprehensive income (loss)	(189)	54	64	(224)
Other comprehensive income (loss), net of tax	2,918	(1,649)	1,742	(1,041)
Comprehensive (loss) income	(45,566)	9,247	(136,200)	36,178
Less: Comprehensive loss (income) attributable to non-controlling interests	553	(1,410)	14,876	(8,017)
Comprehensive (loss) income attributable to common shareholders	$(45,013)	$7,837	$(121,324)	$28,161

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash (used in) provided by:
Operating Activities
Net (loss) income	$(137,942)	$37,219
Adjustments to reconcile net (loss) income to cash from operating activities:
Depreciation and amortization	41,294	45,500
Credit loss expense	15,582	1,957
Write-downs	13,339	1,027
Deferred income tax expense	23,142	1,035
Share-based and other non-cash compensation	16,345	17,397
Unrealized foreign currency exchange (gain) loss	(394)	214
Loss in fair value of investments	939	2,543
Equity in losses of investees	1,858	56
Changes in assets and liabilities:
Accounts receivable	30,350	9,613
Inventories	(10,278)	(13,422)
Film assets	(6,177)	(15,405)
Deferred revenue	5,233	(2,599)
Changes in other operating assets and liabilities	(24,109)	(17,878)
Net cash (used in) provided by operating activities	(30,818)	67,257
Investing Activities
Purchase of property, plant and equipment	(658)	(5,528)
Investment in equipment for joint revenue sharing arrangements	(5,289)	(31,099)
Acquisition of other intangible assets	(1,661)	(1,874)
Investment in equity securities	—	(15,153)
Net cash used in investing activities	(7,608)	(53,654)
Financing Activities
Increase in revolving credit facility borrowings	280,244	35,000
Repayment of revolving credit facility borrowings	—	(55,000)
Credit facility amendment fees paid	(1,026)	—
Settlement of restricted share units and options	(2,815)	(8,589)
Treasury stock repurchased for future settlement of restricted share units	(271)	(1,572)
Repurchase of common shares, IMAX China	(1,534)	(19,157)
Taxes withheld and paid on employee stock awards vested	(251)	(508)
Common shares issued - stock options exercised	—	2,391
Repurchase of common shares	(36,624)	(2,659)
Issuance of subsidiary shares to non-controlling interests (net of return on capital)	—	1,106
Dividends paid to non-controlling interests	(4,214)	(4,384)
Net cash provided by (used in) financing activities	233,509	(53,372)
Effects of exchange rate changes on cash	630	727
Increase (decrease) in cash and cash equivalents during period	195,713	(39,042)
Cash and cash equivalents, beginning of period	109,484	141,590
Cash and cash equivalents, end of period	$305,197	$102,548

(See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.)

IMAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Adjustments to capital stock:
Balance, beginning of period	$405,254	$422,101	$419,348	$421,539
Change in shares held in treasury	58	3	3,767	(656)
Employee stock options exercised	—	12	—	1,740
Fair value of stock options exercised at the grant date	—	3	—	100
Average carrying value of repurchased and retired common shares	—	(321)	(17,803)	(925)
Balance, end of period	405,312	421,798	405,312	421,798
Adjustments to other equity:
Balance, beginning of period	172,690	166,232	171,789	179,595
Amortization of share-based payment expense - stock options	1,034	2,231	2,137	6,719
Amortization of share-based payment expense - restricted share units	3,337	3,517	11,099	10,770
Amortization of share-based payment expense - performance stock units	514	—	1,307	—
Restricted share units vested	(463)	(1,419)	(7,688)	(8,713)
Cash received from the issuance of common shares in excess of par value	—	—	—	651
Fair value of stock options exercised at the grant date	—	(3)	—	(100)
Common shares repurchased, IMAX China	(2)	(2,344)	(1,534)	(19,157)
Stock options exercised from treasury shares purchased on open market	—	(10)	—	(1,561)
Balance, end of period	177,110	168,204	177,110	168,204
Adjustments to accumulated deficit:
Balance, beginning of period	(134,395)	(66,828)	(40,253)	(85,385)
Net (loss) income attributable to common shareholders	(47,209)	9,033	(122,530)	28,695
Common shares repurchased and retired	—	(629)	(18,821)	(1,734)
Balance, end of period	(181,604)	(58,424)	(181,604)	(58,424)
Adjustments to accumulated other comprehensive loss:
Balance, beginning of period	(4,180)	(2,926)	(3,190)	(3,588)
Other comprehensive income (loss), net of tax	2,196	(1,196)	1,206	(534)
Balance, end of period	(1,984)	(4,122)	(1,984)	(4,122)
Adjustments to non-controlling interests:
Balance, beginning of period	74,723	85,472	89,493	80,757
Net income (loss) attributable to non-controlling interests	2,186	2,274	(10,280)	9,309
Other comprehensive income (loss), net of tax	722	(453)	536	(507)
Dividends paid to non-controlling shareholders	(2,096)	(2,118)	(4,214)	(4,384)
Balance, end of period	75,535	85,175	75,535	85,175
Total Shareholders' Equity	$474,369	$612,631	$474,369	$612,631

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

These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s 2019 Annual Report on Form 10-K (the “2019 Form 10-K”), which should be consulted for a summary of the significant accounting policies utilized by the Company. The Condensed Consolidated Financial Statements are prepared following the same accounting policies disclosed in the 2019 Form 10-K, except as described in Note 4 below. In the first quarter of 2020, the Company updated certain account names within Revenues and Costs and Expenses Applicable to Revenues in its Condensed Consolidated Statements of Operations to better describe the nature of its revenue-generating activities and related costs.

Principles of Consolidation

These Condensed Consolidated Financial Statements include the accounts of the Company, except for subsidiaries which have been identified as variable interest entities (“VIEs”) where the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated.

The Company has interests in ten film production companies, which have been identified as VIEs. The Company is the primary beneficiary of five of these entities as it has the power to direct the activities that most significantly impact the economic performance of the VIE, and it has the obligation to absorb losses or the right to receive benefits from the respective VIE that could potentially be significant. The majority of the assets relating to these production companies are held by the IMAX Original Film Fund (the “Original Film Fund”) as described in Note 17(b). The Company does not consolidate the other five film production companies because it does not have the power to direct their activities and it does not have the obligation to absorb the majority of the expected losses or the right to receive expected residual returns. The Company uses the equity method of accounting for these entities, which are not material to the Company’s Condensed Consolidated Financial Statements. A loss in value of an investment that is other than temporary is recognized as a charge in the Condensed Consolidated Statements of Operations.

Total assets and liabilities of the Company’s consolidated VIEs are as follows:

	September 30,	December 31,
	2020	2019
Total assets	$1,571	$9,677
Total liabilities(1)	$245	$308

(1)   Prior year comparative has been reclassified to conform with current period presentation.

Estimates and Assumptions

In preparing the Company’s Condensed Consolidated Financial Statements, management makes judgments in applying various accounting policies. The areas of policy judgment are consistent with those reported in Note 2(b) in the 2019 Form 10-K, with the exception of the estimates used by the Company in applying ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which was adopted on January 1, 2020 and also involves significant judgment and estimation (see Note 4). In addition, management makes assumptions about the Company’s future operating results and cash flows in deriving critical accounting estimates used in preparing the Condensed Consolidated Financial Statements. As disclosed in Note 2(b) in the 2019 Form 10-K, such sources of estimation include estimates used to determine the recoverable amounts of receivables, inventory, film assets, long-lived assets (including the theater system equipment supporting the Company’s joint revenue sharing arrangements), goodwill and deferred tax assets, as well as estimates of variable consideration related to future box office performance.

To date, the Company’s operations have been significantly impacted by the COVID-19 global pandemic, as described in Note 2.  There continues to be significant ongoing uncertainty surrounding the extent and duration of the impacts that the pandemic will continue to have on box office results and the installation of IMAX Theater Systems, as well as the Company’s customers, suppliers, and employees. There is heightened potential for future credit losses on receivables, inventory write downs, impairments of film assets, impairments of long-lived assets (including the theater system equipment supporting the Company’s joint revenue sharing arrangements), impairments of goodwill, valuation allowances against deferred tax assets, and the reversal of variable consideration receivables that are based on estimates of future box office performance. In the current environment, assumptions about box office results, IMAX Theater System installations, and customer creditworthiness have greater variability than normal, which could in the future significantly affect the valuation of the Company’s assets, both financial and non-financial. The cash flow estimates used to test the recoverability of certain of the Company’s long-lived assets are based on a longer time horizon due to the long-term nature of the underlying contracts, allowing time for a recovery of the cash flows associated with the underlying assets groups, which management has factored into its estimates. The accuracy of management’s estimates is dependent, in part, on the timing and extent of the reopening of theaters in the IMAX network, and on the release of new films by movie studios. These theater reopening and film release scenarios are highly uncertain and have been factored into management’s cash flow estimates. As an understanding of the longer-term impacts of COVID-19 on the Company’s customers and business develops, there is a heightened potential for changes in management’s estimates over the remainder of 2020 and into 2021.

2.  Impact of COVID-19 Pandemic

In late-January 2020, in response to the public health risks associated with the novel coronavirus and the disease that it causes (“COVID-19”), the Chinese government directed exhibitors in China to temporarily close more than 70,000 movie theaters, including all of the approximately 700 IMAX theaters in mainland China. On March 11, 2020, due to the worsening public health crisis associated with the novel coronavirus, COVID-19 was characterized as a pandemic by the World Health Organization, and in the following weeks, local, state and national governments instituted stay-at-home orders and restrictions on large public gatherings which caused movie theaters in countries around the world to temporarily close, including substantially all of the IMAX theaters in those countries. As a result of the theater closures, Hollywood and Chinese movie studios postponed the theatrical release of multiple films, including many scheduled to be shown in IMAX theaters, while certain other films have been released directly to streaming platforms. More recently, stay-at-home orders have been lifted in many countries and movie theaters throughout the IMAX network gradually reopened in the third quarter of 2020 with reduced capacities, physical distancing requirements, and other safety measures. During the third quarter of 2020, a significant number of the theaters in the IMAX commercial multiplex network reopened, including substantially all of the theaters in Greater China and the majority of the theaters in Domestic (i.e., United States and Canada) locations  and  Rest of World markets. In many parts of Asia, audiences have returned to theaters, particularly IMAX theaters, in numbers consistent with pre-pandemic attendance. However, ticket sales have been significantly lower than normal levels in theaters outside of Asia and, in recent weeks, Hollywood movie studios further delayed a number of films due to be released in the fourth quarter of 2020. As a result, certain theater chains have recently closed again or have reduced their operating hours. In addition, theaters in major markets such as New York City and Los Angeles continue to remain temporarily closed.

The repercussions of the COVID-19 global pandemic have resulted in a significant decrease in the Company’s revenues, earnings and operating cash flows during the three and nine months ended September 30, 2020 as gross box office (“GBO”) results declined significantly, the installations of certain theater systems were delayed, and maintenance services were generally suspended for theaters that were closed. During time periods in which there is a lack of new films released by movie studios and a significant number of theaters in the IMAX network are closed, the Company has and will continue to experience a significant decline in earnings and operating cash flows as it is generating significantly lower than normal levels of GBO-based revenue from its joint revenue sharing arrangements and digital remastering services, it is unable to provide normal maintenance services to any of the theaters that remain closed, and while some installation activity is continuing, certain theater system installations have, and may continue to be delayed. In addition, the Company has experienced and is likely to continue to experience delays in collecting payments due under existing theater sale or lease arrangements from its exhibitor partners who are now facing financial difficulties as a result of the theater closures. In response, the Company has provided temporary relief to exhibitor partners by waiving maintenance fees during periods when theaters are closed and, in certain situations, by providing extended payment terms on annual minimum payment obligations in exchange for a corresponding extension of the term of the underlying sale or lease arrangement. As discussed in Note 4, for the three and nine months ended September 30, 2020, the Company increased its provision for current expected credit losses by $3.9 million and $15.6 million, respectively, principally reflecting a reduction in the credit quality of its theater related accounts receivable, financing receivables and variable consideration receivables.

The Company may continue to be significantly impacted by the COVID-19 global pandemic even after a significant portion or all theaters are reopened. The global economic impact of COVID-19 has led to record levels of unemployment in certain countries, which has led to, and may continue to result in lower consumer spending. The timing and extent of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company’s ability to generate significant GBO-based revenue until such time as consumer behavior normalizes and consumer spending recovers.

In response to uncertainties associated with the COVID-19 global pandemic, the Company has taken and is continuing to take significant steps to preserve cash by eliminating non-essential costs, placing certain employees on a temporary furlough for at least the remainder of the current fiscal year, reducing the working hours of other employees and deferring all non-essential capital expenditures to minimum levels. The Company has also implemented an active cash management process, which, among other things, requires senior management approval of all outgoing payments. In addition, in the first quarter of 2020, the Company drew down the $280.0 million in remaining available borrowing capacity under its credit facility, which was then amended in June 2020 to, among other things, suspend the senior secured net leverage ratio financial covenant in the underlying credit agreement through the first quarter of 2021 and substitute quarterly EBITDA from the third and fourth quarters of 2019 in lieu of the EBITDA for the corresponding quarters of 2020 to meet the original senior secured net leverage ratio financial covenant (see Note 7). Furthermore, the Company has applied for wage subsidies, tax credits and other financial support under the enacted COVID-19 relief legislation in the countries in which it operates. During 2020, the Company recognized $4.5 million under the Canada Emergency Wage Subsidy (“CEWS”) program and $0.7 million under the U.S. CARES Act, as reductions to Selling, General and Administrative Expenses ($4.5 million), Costs and Expenses Applicable to Revenues ($0.6 million) and Research and Development ($0.1 million) in the Condensed Consolidated Statements of Operations. The CEWS program has been extended to June 2021. The Company will continue to review and apply for additional subsidies and credits for the remaining terms of these programs, where applicable.

Consistent with the first and second quarters of 2020, the Company performed a quantitative goodwill impairment test considering the latest available information and determined that its goodwill was not impaired as of September 30, 2020. As of that date, the Company’s total Goodwill was $39.0 million, of which $19.0 million relates to the IMAX Systems reporting unit, $13.6 million relates to the Joint Revenue Sharing Arrangement reporting unit, and $6.4 million relates to the IMAX Maintenance reporting unit. The impairment test was performed on a reporting unit level by comparing each unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on management’s estimated long-term projections, against which various sensitivity analyses were performed. These estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes. Actual results may materially differ from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic (see Note 1).

In the third quarter of 2020, the Company also updated its recoverability tests of the carrying values of the theater system equipment supporting its joint revenue sharing arrangements, which are recorded within Property, Plant and Equipment. In performing its reviews of recoverability, the Company estimated the undiscounted future cash flows expected to result from the use of the assets and determined that there was no impairment as of September 30, 2020. The cash flow estimates used in these tests are consistent with management’s estimated long-term projections, against which various sensitivity analyses were performed. These estimates are highly uncertain due to the COVID-19 global pandemic; therefore, management’s estimated cash flows factor in a number of underlying variables and ranges of possible cash flow scenarios. Actual results may materially differ from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic (see Note 1).

In the third quarter of 2020, the Company also assessed the recoverability of its deferred tax assets due to losses recognized in the period associated with the COVID-19 global pandemic. The utilization of the Company’s deferred tax assets is dependent on having sufficient future tax benefits, such as taxable income in each of the jurisdictions to which the deferred tax assets relate. In the third quarter of 2020, the Company recorded a $23.7 million valuation allowance to reduce the value of deferred tax assets in certain jurisdictions where the Company incurs corporate leadership and administrative costs and where management could not reliably estimate future taxable income in those jurisdictions due to uncertainties associated with the COVID-19 global pandemic. At the point in time when the uncertainties of COVID-19 resolve and the Company is able to reliably forecast sufficient future taxable income in the impacted jurisdictions, the $23.7 million valuation allowance recorded in the third quarter of 2020 may be reversed. Despite this valuation allowance, the Company remains entitled to benefit from tax attributes which currently have a valuation allowance applied (see Note 11).

If business conditions deteriorate further, or should they remain depressed for a prolonged period of time, management’s estimates of operating results and future cash flows for the IMAX Systems and Joint Revenue Sharing Arrangements reporting units may be insufficient to support the goodwill assigned to them, thus requiring impairment charges. The Company will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment. In addition, estimates related to future expected credit losses (Note 4) and the recoverability of deferred tax assets (Note 11) could also be further materially impacted by changes in estimates in the future (see Note 1).

3.  Recently Issued Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The purpose of ASU 2019-05 is to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The Company is currently assessing the impact of ASU 2020-04 on its Condensed Consolidated Financial Statements.

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. Accounting standards updates that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Condensed Consolidated Financial Statements for the period ended September 30, 2020.

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

Accounts Receivable

Accounts receivable principally includes amounts currently due to the Company under theater sale and sales-type lease arrangements, contingent fees owed by theater operators as a result of box office performance and fees for theater maintenance services. Accounts receivable also includes amounts due from movie studios and other content creators for digitally remastering films into IMAX formats, as well as for film distribution and post-production services.

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
•

Credit Watch — The theater operator has demonstrated a delay in payments but continues to be in active communication with the Company. Theater operators placed on Credit Watch are subject to enhanced monitoring. In addition, depending on the size of the outstanding balance, length of time in arrears and other factors, future transactions may need to be approved by management. These receivables are in better condition than those in the Pre-Approved Transactions Only category but are not in as good condition as the receivables in the Good Standing category.

•

Pre-Approved Transactions Only — The theater operator has demonstrated a delay in payments with little or no communication with the Company. All services and shipments to the theater operator must be reviewed and approved by management. These receivables are in better condition than those in the All Transactions Suspended category but are not in as good condition as the receivables in the Credit Watch category. In certain situation, depending on the individual facts and circumstances related to each customer, finance income recognition may be suspended for the net investment in lease and financed sale receivable balances for customers in the Pre-Approved Transactions Only category. See below for a discussion of the Company’s net investment in leases and financed sale receivables.

•

All Transactions Suspended — The theater operator is severely delinquent, non-responsive or not negotiating in good faith with the Company. Once a theater operator is classified within the All Transactions Suspended category, the theater is placed on nonaccrual status and all revenue recognitions related to the theater are stopped.

The ability of the Company to collect its accounts receivable balances is heavily dependent on the viability and solvency of individual theater operators which is significantly influenced by consumer behavior and general economic conditions. Theater operators, or other customers, may experience financial difficulties, such as those imposed by the COVID-19 global pandemic, that could cause them to be unable to fulfill their payment obligations to the Company.

The Company develops its estimate of credit losses by class of receivable and customer type through a calculation that utilizes historical loss rates which are then adjusted for specific receivables that are judged to have a higher than normal risk profile after taking into account management’s internal credit quality classifications, as well as macro-economic and industry risk factors.

The following table summarizes the activity in the allowance for credit losses related to accounts receivable for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Theater Operators	Studios	Other	Total	Theater Operators	Studios	Other	Total
Beginning balance	$6,317	$5,455	$838	$12,610	$3,302	$893	$942	$5,137
Current period provision	1,623	(262)	468	1,829	4,718	4,424	364	9,506
Write-offs	(614)	—	—	(614)	(614)	—	—	(614)
Recoveries	—	—	—	—	—	—	—	—
Foreign exchange	133	184	(9)	308	53	60	(9)	104
Ending balance	$7,459	$5,377	$1,297	$14,133	$7,459	$5,377	$1,297	$14,133

For the three and nine months ended September 30, 2020, the Company recorded provisions for current expected credit losses of $1.8 million and $9.5 million, respectively, reflecting a reduction in the credit quality of its theater and studio related accounts receivable, which management believes is primarily related to the COVID-19 global pandemic. For the three months ended September 30, 2020, the reduction to the provision for Studios is principally due to improved collection experience with a particular customer. Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect (see Notes 1 and 2).

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

The ability of the Company to collect its financing receivable balances is heavily dependent on the viability and solvency of individual theater operators which is significantly influenced by consumer behavior and general economic conditions. Theater operators may experience financial difficulties, such as those imposed by the COVID-19 global pandemic, that could cause them to be unable to fulfill their payment obligations to the Company.

The Company develops its estimate of credit losses by class of receivable and customer type through a calculation that utilizes historical loss rates which are then adjusted for specific receivables that are judged to have a higher than normal risk profile after taking into account management’s internal credit quality classifications, as well as macro-economic and industry risk factors.

As at September 30, 2020 and December 31, 2019, financing receivables consist of the following:

	September 30,	December 31,
	2020	2019
Net investment in leases
Gross minimum payments due under sales-type leases	$18,476	$16,766
Unearned finance income	(877)	(1,005)
Present value of minimum payments due under sales-type leases	17,599	15,761
Allowance for credit losses	(504)	(155)
Net investment in leases	17,095	15,606
Financed sales receivables
Gross minimum payments due under financed sales	144,394	146,660
Unearned finance income	(30,106)	(33,313)
Present value of minimum payments due under financed sales	114,288	113,347
Allowance for credit losses	(4,643)	(915)
Net financed sales receivables	109,645	112,432
Total financing receivables	$126,740	$128,038

Net financed sales receivables due within one year	$34,197	$27,595
Net financed sales receivables due after one year	$75,448	$84,837
Total financed sales receivables	$109,645	$112,432

As at September 30, 2020 and December 31, 2019, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sale receivables, as applicable, are as follows:

	September 30,	December 31,
	2020	2019
Weighted-average remaining lease term (in years)
Sales-type lease arrangements	7.9	8.1
Weighted-average interest rate
Sales-type lease arrangements	5.38%	6.68%
Financed sales receivables	9.04%	9.00%

The following tables provide information on the Company’s net investment in leases by credit quality indicator as at September 30, 2020 and December 31, 2019:

	By Origination Year
As at September 30, 2020	2020	2019	2018	2017	2016	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$1,861	$—	$—	$958	$—	$2,141	$4,960
Credit Watch	—	8,106	3,087	—	—	707	11,900
Pre-approved transactions	—	—	—	—	—	9	9
Transactions suspended	—	—	—	—	—	730	730
Total net investment in leases	$1,861	$8,106	$3,087	$958	$—	$3,587	$17,599

	By Origination Year
As at December 31, 2019	2019	2018	2017	2016	2015	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$7,874	$3,045	$989	$—	$—	$3,186	$15,094
Credit Watch	—	—	—	—	—	667	667
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	—	—
Total net investment in leases	$7,874	$3,045	$989	$—	$—	$3,853	$15,761

The following tables provide information on the Company’s financed sale receivables by credit quality indicator as at September 30, 2020 and December 31, 2019:

	By Origination Year
As at September 30, 2020	2020	2019	2018	2017	2016	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$3,009	$3,509	$1,171	$262	$1,876	$6,397	$16,224
Credit Watch	701	8,242	13,545	15,584	14,388	41,424	93,884
Pre-approved transactions	—	—	—	—	599	668	1,267
Transactions suspended	—	—	—	924	905	1,084	2,913
Total financed sales receivables	$3,710	$11,751	$14,716	$16,770	$17,768	$49,573	$114,288

	By Origination Year
As at December 31, 2019	2019	2018	2017	2016	2015	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$11,981	$14,414	$16,556	$15,208	$—	$44,291	$102,450
Credit Watch	—	—	637	1,687	—	6,955	9,279
Pre-approved transactions	—	—	250	295	—	285	830
Transactions suspended	—	—	—	165	—	623	788
Total financed sales receivables	$11,981	$14,414	$17,443	$17,355	$—	$52,154	$113,347

The following tables provide an aging analysis for the Company’s net investment in leases and financed sale receivables as at September 30, 2020 and December 31, 2019:

	As at September 30, 2020
	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$132	$161	$1,053	$1,346	$16,253	$17,599	$(504)	$17,095
Financed sales receivables	1,686	2,359	13,312	17,357	96,931	114,288	(4,643)	109,645
Total	$1,818	$2,520	$14,365	$18,703	$113,184	$131,887	$(5,147)	$126,740

	As at December 31, 2019
	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$30	$68	$251	$349	$15,412	$15,761	$(155)	$15,606
Financed sales receivables	1,678	2,772	5,446	9,896	103,451	113,347	(915)	112,432
Total	$1,708	$2,840	$5,697	$10,245	$118,863	$129,108	$(1,070)	$128,038

The Company considers financing receivables with an aging between 60-89 days as indications of theaters with potential collection concerns. At this point, the Company will begin to focus its review on these financing receivables and increase its discussions internally and with the theater regarding payment status. Once a theater’s aging exceeds 90 days, the Company’s policy is to perform an enhanced review to assess collectibility of the theater’s past due accounts. The over 90 days past due category may be an indicator of potential impairment as up to 90 days outstanding is considered to be a reasonable time to resolve any issues. Given the potential impacts of the COVID-19 global pandemic on the Company’s customers, management is enhancing its monitoring procedures with respect to overdue receivables.

The following table provides information about the Company’s net investment in leases and financed sale receivables with billed amounts past due for which it continues to accrue finance income as at September 30, 2020 and December 31, 2019:

	As at September 30, 2020
	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$123	$142	$746	$1,011	$12,181	$(290)	$12,902
Financed sales receivables	1,384	1,908	12,991	16,283	69,963	(2,211)	84,035
Total	$1,507	$2,050	$13,737	$17,294	$82,144	$(2,501)	$96,937

	As at December 31, 2019
	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$9	$19	$251	$279	$578	$—	$857
Financed sales receivables	1,146	1,290	5,523	7,959	29,173	—	37,132
Total	$1,155	$1,309	$5,774	$8,238	$29,751	$—	$37,989

The following table provides information about the Company’s net investment in leases and financed sale receivables that are on nonaccrual status as at September 30, 2020 and December 31, 2019:

	As at September 30, 2020			As at December 31, 2019
	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$730	$(18)	$712	$—	$—	$—
Net financed sales receivables	2,913	(1,187)	1,726	788	(732)	56
Total	$3,643	$(1,205)	$2,438	$788	$(732)	$56

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

For the nine months ended September 30, 2020, the Company recognized $0.1 million (2019 —$0.1 million) in finance income related to the net investment in leases with billed amounts past due. There was no such finance income recognized for the three months ended September 30, 2020 and 2019. For the three and nine months ended September 30, 2020, the Company recognized $1.4 million and $4.2 million, respectively (2019 —$1.5 million and $5.1 million, respectively) in finance income related to the financed sale receivables with billed amounts past due.

The following table summarizes the activity in the allowance for credit losses related to the Company’s net investment in leases and financed sale receivables for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Net Investment	Financed	Net Investment	Financed
	in Leases	Sales Receivables	in Leases	Sales Receivables
Beginning balance	$459	$3,709	$155	$915
Current period provision	105	1,201	409	4,014
Write-offs	(69)	(330)	(69)	(330)
Recoveries	—	—	—	—
Foreign exchange	9	63	9	44
Ending balance	$504	$4,643	$504	$4,643

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Net Investment	Net Financed	Net Investment	Net Financed
	in Leases	Sales Receivables	in Leases	Sales Receivables
Beginning balance	$155	$839	$155	$839
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision	—	76	—	76
Ending balance	$155	$915	$155	$915

For the three and nine months ended September 30, 2020, the Company recorded a provision for current expected credit losses of $1.3 million and $4.4 million, respectively, reflecting a reduction in the credit quality of its theater related financing receivables, which management believes is primarily related to the COVID-19 global pandemic. Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect (see Notes 1 and 2).

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

The ability of the Company to collect its variable consideration receivables is heavily dependent on the viability and solvency of individual theater operators which is significantly influenced by consumer behavior and general economic conditions. Theater operators may experience financial difficulties, such as those imposed by the COVID-19 global pandemic, that could cause them to be unable to fulfill their payment obligations to the Company.

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

The following table summarizes the activity in the allowance for credit losses related to variable consideration receivables for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	Theater Operators	Theater Operators
Beginning balance	$863	$—
Current period provision	790	1,653
Write-offs	—	—
Recoveries	—	—
Foreign Exchange	6	6
Ending balance	$1,659	$1,659

For the nine months ended September 30, 2020, the Company recorded a provision of $1.7 million for current expected credit losses, reflecting a reduction in the credit quality of its theater related variable consideration receivables, which management believes is primarily related to the COVID-19 global pandemic. Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect (see Notes 1 and 2).

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

For three and nine months ended September 30, 2020 and 2019, the components of lease expense recorded within Selling, General and Administrative expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost (1)	$133	$102	$392	$565
Amortization of lease assets	706	667	2,155	1,863
Interest on lease liabilities	258	265	765	807
Total lease cost	$1,097	$1,034	$3,312	$3,235

(1)	Includes short-term leases and variable lease costs, which are not significant for the three and nine months ended September 30, 2020 and 2019.

For three and nine months ended September 30, 2020 and 2019, supplemental cash and non-cash information related to leases is as follows:

	Nine Months Ended
	September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$2,721	$2,732
Right-of-use assets obtained in exchange for lease obligations	$297	$17,879

As at September 30, 2020 and December 31, 2019, supplemental balance sheet information related to leases is as follows:

		September 30,	December 31,
		2020	2019
Assets
Right-of-Use Assets	Property, plant and equipment	$14,480	$16,262
Liabilities
Operating Leases	Accrued and other liabilities	$17,156	$18,677

As at September 30, 2020 and December 31, 2019, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s operating leases are as follows:

	September 30,	December 31,
	2020	2019
Weighted-average remaining lease term (years)	7.7	8.1
Weighted-average discount rate	5.90%	5.90%

As at September 30, 2020, the maturities of the Company’s operating lease liabilities are as follows:

Operating Leases
2020 (three months remaining)	$865
2021	3,372
2022	2,847
2023	2,260
2024	2,212
Thereafter	10,137
Total lease payments	$21,693
Less: interest expense	(4,537)
Present value of operating lease liabilities	$17,156

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

The Company also provides IMAX Theater Systems to customers through joint revenue sharing arrangements. Under the traditional form of these arrangements, in exchange for providing the IMAX Theater System under a long-term lease, the Company earns rent based on a percentage of contingent box office receipts and, in some cases, concession revenues, rather than requiring the customer to pay a fixed upfront fee or annual minimum payments. The Company has assessed the nature of its joint revenue sharing arrangements and concluded that the arrangements contain an operating lease. Under joint revenue sharing arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s joint revenue sharing arrangements are typically non-cancellable for 10 years or longer with renewal provisions. Title to equipment under joint revenue sharing arrangements does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the IMAX Theater System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX Theater System is returned to the Company.

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

6.  Inventories

As at September 30, 2020 and December 31, 2019, inventories consist of the following:

	September 30,	December 31,
	2020	2019
Raw materials	$34,181	$26,538
Work-in-process	4,044	4,608
Finished goods	14,796	11,843
	$53,021	$42,989

When compared to December 31, 2019, inventories increased by $10.0 million due to delays in manufacturing, shipments and installation of IMAX Theater Systems at customer sites due to the COVID-19 global pandemic.

At September 30, 2020, inventories include finished goods of $4.8 million (December 31, 2019 — $0.7 million) for which title had passed to the customer, but the criteria for revenue recognition were not met as of the balance sheet date.

During the three and nine months ended September 30, 2020, the Company recognized write-downs of $0.6 million and $0.7 million, respectively, for excess and obsolete inventory based on current estimates of net realizable value. There were no write-downs recorded during the three and nine months ended September 30, 2019.

7.  Credit Facility and Other Financing Arrangements

As at September 30, 2020 and December 31, 2019, bank indebtedness includes the following:

	September 30,	December 31,
	2020	2019
Credit Facility	$300,000	$20,000
Working Capital Facility	253	—
Unamortized debt issuance costs	(2,268)	(1,771)
	$297,985	$18,229

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

On June 10, 2020, the Company entered into the First Amendment to the Credit Agreement (the “Amendment”), which, among other things, (i) suspends the Senior Secured Net Leverage Ratio covenant through the first quarter of 2021, (ii) re-establishes the Senior Secured Net Leverage Ratio covenant thereafter, provided that for subsequent quarters that such covenant is tested, as applicable, the Company will be permitted to use its quarterly EBITDA (as defined in the Credit Agreement) from the third and fourth quarters of 2019 in lieu of the EBITDA for the corresponding quarters of 2020, (iii) adds a $75.0 million minimum liquidity covenant measured at the end of each calendar month and (iv) restricts the Company’s ability to make certain restricted payments, dispositions and investments, create or assume liens and incur debt that would otherwise have been permitted by the Credit Agreement. The modifications to the negative covenants, the minimum liquidity covenant and modifications to certain other provisions in the Credit Agreement pursuant to the Amendment were effective from the date of the Amendment until the earlier of the delivery of the compliance certificate for the fourth quarter of 2021 and the date on which the Company, in its sole discretion, elects to calculate its compliance with the Senior Secured Net Leverage Ratio by using either its actual EBITDA or annualized EBITDA (the “Designated Period”). The Company was in compliance with all of its requirements under the Credit Agreement, as amended, as at September 30, 2020, and based on current projections expects to be in compliance through the next twelve months.

Borrowings under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement); provided, however, that from the effective date of the Amendment until the Company delivers a compliance certificate under the Credit Facility following the end of the Designated Period, the applicable margin for LIBOR borrowings will be 2.50% per annum and the applicable margin for U.S. base rate borrowings will be 1.75% per annum. The effective interest rate for the three and nine months ended September 30, 2020 was 2.70% and 2.24%, respectively (2019 — 3.34% and 3.50%, respectively).

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

The Company incurred fees of approximately $1.1 million in connection with the Amendment, which are being amortized on a straight-line basis through December 31, 2021.

As at September 30, 2020 and December 31, 2019, the Company did not have any letters of credit or advance payment guarantees outstanding under the Credit Facility.

Working Capital Facility

On July 24, 2020, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, renewed its unsecured revolving facility for up to 200.0 million Renminbi (approximately $30.0 million) to fund ongoing working capital requirements (the “Working Capital Facility”). As at September 30, 2020, there was 1.7 million Renminbi ($0.3 million) in borrowings outstanding under the Working Capital Facility and 198.3 million Renminbi ($29.7 million) was available for future borrowings. There were no amounts drawn under the Working Capital facility at December 31, 2019. The amounts available for borrowing under the Working Capital Facility are not subject to a standby fee. The effective interest rate for the three and nine months ended September 30, 2020 was 4.35%, respectively.

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The net settlement gain on its foreign currency forward contracts was $0.5 million at September 30, 2020, as the fair value of the forward contracts exceeded the notional value (December 31, 2019 — $0.5 million net settlement gain). As at September 30, 2020, the Company has $40.2 million in notional value of such arrangements outstanding (December 31, 2019 — $36.1 million).

NBC Facility

On October 28, 2019, the Company entered into a $5.0 million facility with the National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. The Company did not have any letters of credit or advance payment guarantees outstanding as at September 30, 2020 and December 31, 2019 under the NBC Facility.

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

Product Warranties

The Company’s accrual for product warranties, which was recorded as part of accrued and other liabilities in the Condensed Consolidated Balance Sheets, was less than $0.1 million and $0.2 million at September 30, 2020 and December 31, 2019, respectively.

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the Condensed Consolidated Balance Sheets as at September 30, 2020 and December 31, 2019, with respect to this indemnity.

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

The Company defers direct selling costs such as sales commissions and other amounts related to its sales and sales-type lease arrangements until the related revenue is recognized. These costs and direct advertising and marketing, which are included in Costs and Expenses Applicable to Revenues – Technology Sales, totaled $0.6 million and $1.0 million for the three and nine months ended September 30, 2020, respectively (2019 — $0.6 million and $1.5 million, respectively).

Film exploitation costs, including advertising and marketing expense, totaled $0.5 million and $3.1 million for the three and nine months ended September 30, 2020, respectively (2019 — expense of $4.3 million and $18.4 million, respectively), and are expensed as incurred in Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

Sales commissions related to joint revenue sharing arrangements accounted for operating leases are recognized as Costs and Expenses Applicable to Revenues – Technology Rentals in the month they are earned. These costs totaled $0.3 million and $0.5 million for the three and nine months ended September 30, 2020, respectively (2019 — expense of $0.3 million and recovery of $0.3 million, respectively). Direct advertising and marketing costs for each theater are charged to Costs and Expenses Applicable to Revenues – Technology Rentals as incurred. These costs totaled $0.4 million and $0.8 million for the three and nine months ended September 30, 2020, respectively (2019 — $0.5 million and $1.4 million, respectively).

(b)	Foreign Exchange

Included in Selling, General and Administrative Expenses for the three and nine months ended September 30, 2020 is a gain of $0.2 million and a loss of $(0.8) million, respectively (2019 — loss of ($0.7) million and $(1.1) million, respectively) for net foreign exchange gains/losses related to the translation of foreign currency denominated monetary assets and liabilities. See Note 16(c) for additional information.

(c)	Collaborative Arrangements

Joint Revenue Sharing Arrangements

In a joint revenue sharing arrangement, the Company receives a portion of a theater’s box office receipts and in certain arrangements a portion of concession revenues and a small upfront or initial payment, in exchange for placing an IMAX Theater System at the theater operator’s venue. Under joint revenue sharing arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s joint revenue sharing arrangements are typically non-cancellable for 10 years or longer with renewal provisions. Title to equipment under joint revenue sharing arrangements generally does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the IMAX Theater System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX Theater System is returned to the Company.

The Company has signed traditional and hybrid joint revenue sharing agreements with 41 exhibitors for a total of 1,233 IMAX Theater Systems, of which 881 theaters were included in the IMAX network as at September 30, 2020, the terms of which are similar in nature, rights and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in Note 2(n) of the Company’s 2019 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are included in Revenues — Technology Sales and Revenues — Technology Rentals and for the three and nine months ended September 30, 2020 amounted to $4.5 million and $11.5 million, respectively (2019 — $17.9 million and $66.1 million, respectively).

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

For the three and nine months ended September 30, 2020, the majority of IMAX DMR revenue was earned from the exhibition of six and 20 IMAX DMR films, respectively (2019 – 26 and 59, respectively) and the re-release of classic titles throughout the IMAX theater network. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in Note 2(n) of the Company’s 2019 Form 10-K.

Amounts attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are included in Revenues – Image Enhancement and Maintenance Services and for the three and nine months ended September 30, 2020 amounted to $6.9 million and $18.1 million, respectively (2019 — $26.7 million and $93.9 million, respectively).

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

As at September 30, 2020, the Company has two co-produced film arrangements which represent the VIE total assets balance of $1.6 million and liabilities balance of $0.2 million and three other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in Notes 2(a) and 2(n) of the Company’s 2019 Form 10-K.

For the three and nine months ended September 30, 2020, expenses totaling $0.5 million and $1.9 million, respectively (2019 —$0.1 million and $0.3 million, respectively) attributable to transactions between the Company and other parties involved in the production of the films have been included in Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

10.  Condensed Consolidated Statements of Cash Flows Supplemental Information

(a)	Changes in other operating assets and liabilities as reported in the Condensed Consolidated Statements of Cash Flows are comprised of the following:

	Nine Months Ended
	September 30,
	2020	2019
Decrease (increase) in:
Financing receivables	$(3,212)	$6,184
Prepaid expenses	(1,332)	(1,163)
Variable consideration receivable	(1,007)	(1,096)
Other assets	(3,712)	(4,298)
Increase (decrease) in:
Accounts payable	(8,320)	(8,001)
Accrued and other liabilities	(6,526)	(9,504)
	$(24,109)	$(17,878)

(b)	Depreciation and amortization are comprised of the following:
	Nine Months Ended
	September 30,
	2020	2019
Film assets	$6,159	$13,015
Property, plant and equipment:
Joint revenue sharing arrangements	19,247	17,179
Other property, plant and equipment	8,478	9,100
Other intangible assets	4,882	4,568
Other assets	1,933	1,262
Deferred financing costs	595	376
	$41,294	$45,500

(c)	Write-downs are comprised of the following:
	Nine Months Ended
	September 30,
	2020	2019
Film assets(1)	$10,211	$179
Other assets(2)	1,151	—
Property, plant and equipment
Joint revenue sharing arrangements(3)	1,050	748
Other property, plant and equipment	66	78
Inventories(4)	729	—
Other intangible assets	132	22
	$13,339	$1,027

(1)

In the nine months ended September 30, 2020, the Company recorded impairment losses of $10.2 million (2019 — $0.2 million) principally to write-down the carrying value of certain documentary and alternative content film assets due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments. To a much lesser extent, the impairment losses also relate to the write-down of DMR related film assets. As of September 30, 2020, following the recording of these write-downs, the Company’s film assets totaled $7.5 million, which principally consists of DMR and documentary content. There can be no assurances that there will not be additional write-downs to the carrying values of these assets as the Company continues to assess the ongoing impact of the COVID-19 pandemic (see Notes 1 and 2).

(2)

In the nine months ended September 30, 2020, the Company recorded a $1.2 million (2019 — $nil) write-down of other assets, of which $1.0 million relates to the write-down of certain content-related assets which became impaired in the period.

(3)

In the nine months ended September 30, 2020, the Company recorded charges of $1.1 million in Costs and Expenses Applicable to Technology Rentals principally related to the write-down of leased xenon-based digital systems which were taken out of service in connection with customer upgrades to laser-based digital systems. In the nine months ended September 30, 2019, the Company recorded a charge of $0.1 million in Costs and Expenses Applicable to Technology Rentals and  $0.1 million in Revenues -Technology Rentals related to the write-down of leased xenon-based digital systems which were taken out of service in connection with customer upgrades to laser-based digital systems.

(4)	In the nine months ended September 30, 2020, the Company recorded write-downs of $0.7 million (2019 — $nil) related to excess inventory.
(d)	Significant non-cash investing activities are comprised of the following:

	Nine Months Ended
	September 30,
	2020	2019
Net (decrease) increase in accruals related to:
Investment in joint revenue sharing arrangements	$(1,897)	$2,040
Acquisition of other intangible assets	69	6
Purchases of property, plant and equipment	158	(432)
	$(1,670)	$1,614

11.  Income Taxes

(a)	Income Tax Expense

For the three months ended September 30, 2020, the Company recorded income tax expense of $19.3 million (2019 — tax expense of $3.0 million), which includes a $23.7 million valuation allowance to reduce the value of deferred tax assets in certain jurisdictions where the Company incurs corporate leadership and administrative costs and where management could not reliably estimate future taxable income in those jurisdictions due to uncertainties associated with the COVID-19 global pandemic. The Company’s effective tax rate for the three months ended September 30, 2020 of (69.6)% differs from the Canadian statutory tax rate of 26.2%, primarily due to the recording of this valuation allowance, permanent book to tax differences, jurisdictional tax rate differences, and management’s estimates of contingent liabilities related to the resolution of various tax examinations.

For the nine months ended September 30, 2020, the Company recorded income tax expense of $24.6 million  (2019 — tax expense of $12.0 million), which includes the $23.7 million valuation allowance recorded in the third quarter of 2020, as discussed above. The Company’s effective tax rate for the nine months ended September 30, 2020 of (22.1)% differs from the Canadian statutory tax rate of 26.2%, primarily due to the recording of this valuation allowance, withholding taxes associated with the reversal of the indefinite reinvestment assertion for certain subsidiaries as discussed below, permanent book to tax differences, jurisdictional tax rate differences, and management’s estimates of contingent liabilities related to the resolution of various tax examinations.

At the point in time when the uncertainties of COVID-19 resolve and the Company is able to reliably forecast sufficient future taxable income in the impacted jurisdictions, the $23.7 million valuation allowance recorded in the third quarter of 2020 may be reversed. Despite this valuation allowance, the Company remains entitled to benefit from tax attributes which currently have a valuation allowance applied.

As at September 30, 2020, the Company’s Condensed Consolidated Balance Sheets include net deferred income tax assets of $17.7 million, net of a valuation allowance of $23.9 million (December 31, 2019 — $23.9 million, net of a valuation allowance of $0.2 million). The utilization of the Company’s deferred tax assets is dependent on having a sufficient level of future tax benefits, such as taxable income in each of the jurisdictions to which the deferred tax assets relate. Accordingly, the net amount recorded on the Condensed Consolidated Balance Sheets relies on management’s estimates of future taxable income and is therefore subject to the uncertainties associated with accounting estimates, as discussed in Note 1. Should actual results differ from management’s estimates of future taxable income, an increased valuation allowance may be required. As at September 30, 2020, the Company’s Condensed Consolidated Balance Sheets include a deferred income tax liability of $18.7 million (December 31, 2019 — $nil).

In the first quarter of 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As a result, the Company recognized a deferred tax liability of $19.7 million in the first quarter of 2020 for the estimated applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings The estimate of the applicable foreign withholding taxes was subsequently reduced by $1.0 million, principally in the second quarter of 2020, to $18.7 million due to a reduction in the amount of distributable historical earnings. Cash held outside of Canada as at September 30, 2020 was $76.4 million (December 31, 2019 — $90.1 million), of which $62.6 million was held in the People’s Republic of China (“PRC”) (December 31, 2019 — $67.6 million).

(b)	Income Tax Effect on Other Comprehensive (Loss) Income

The income tax (expense) benefit included in the Company’s other comprehensive (loss) income are related to the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Unrealized change in cash flow hedging instruments	$(160)	$(84)	$235	$(266)
Realized change in cash flow hedging instruments upon settlement	(29)	138	(211)	42
Unrecognized actuarial gain on defined benefit plan	—	—	40	—
	$(189)	$54	$64	$(224)

12.  Capital Stock

(a)	Share-Based Compensation

For the three and nine months ended September 30, 2020, share-based compensation expense totaled $5.3 million and $16.0 million, respectively (2019 — $5.5 million and $16.9 million, respectively) and is reflected in the following accounts in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost and expenses applicable to revenues	$130	$448	$530	$1,268
Selling, general and administrative expenses	5,151	4,983	15,325	15,371
Research and development	29	96	114	277
	$5,310	$5,527	$15,969	$16,916

       For the three and nine months ended September 30, 2020, there was a decrease in share-based compensation expenses allocated to Costs and Expenses Applicable to Revenues and Research and Development, when compared to same period in 2019, due to the lower level of production during the COVID-19 global pandemic.

The following table summarizes the Company’s share-based compensation expense by each award type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock Options	$433	$2,145	$1,449	$6,228
Restricted Share Units	3,430	2,933	10,866	9,175
Performance Stock Units	483	—	1,229	—
IMAX China Stock Options	600	86	701	230
IMAX China Long Term Incentive Plan Restricted Share Units	332	363	1,645	1,283
IMAX China Long Term Incentive Plan Performance Stock Units	32	—	79	—
	$5,310	$5,527	$15,969	$16,916

Included in the above table is an expense of $nil and $0.1 million in the three and nine months ended September 30, 2020, respectively (2019 — less than $0.1 million and less than $0.1 million, respectively) related to restricted share units granted to a certain advisor of the Company.

In the third quarter of 2020, IMAX China modified the terms of certain fully vested stock options to extend their contractual life by two years and recorded an associated expense of $0.6 million.

Stock Option Summary

The following table summarizes the activity under the Company’s Stock Option Plan (“SOP”) and IMAX Amended and Restated Long Term Incentive Plan (as amended, “IMAX LTIP”) for the nine months ended September 30, 2020 and 2019:

	Number of Shares		Weighted Average Exercise Price Per Share
	2020	2019	2020	2019
Stock options outstanding, beginning of period	5,732,209	5,465,046	$26.82	$27.63
Granted	—	1,016,882	—	20.66
Exercised	—	(86,337)	—	20.15
Forfeited	(23,633)	(329,346)	22.35	23.60
Expired	(772,665)	(299,134)	27.03	25.82
Cancelled	(18,483)	(26,281)	27.97	31.08
Stock options outstanding, end of period	4,917,428	5,740,830	26.80	26.82
Stock options exercisable, end of period	4,315,484	4,511,208	27.32	27.76

    Stock options are no longer granted under the Company’s previously approved SOP.

Restricted Share Units (“RSU”) Summary

The following table summarizes the activity in respect of RSUs issued under the IMAX LTIP for the nine months ended September 30, 2020 and 2019:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2020	2019	2020	2019
RSUs outstanding, beginning of period	1,065,347	1,033,871	$23.17	$25.70
Granted	1,050,385	649,389	15.35	22.33
Vested and settled	(386,451)	(367,020)	21.59	26.66
Forfeited	(54,933)	(206,593)	19.70	23.77
RSUs outstanding, end of period	1,674,348	1,109,647	18.75	23.77

Performance Stock Units Summary

In the first quarter of 2020, the Company expanded its share-based compensation program to include performance stock units (“PSUs”). The Company grants two types of PSU awards, one which vests based on a combination of employee service and the achievement of certain EBITDA-based targets and one which vests based on a combination of employee service and the achievement of certain stock-price targets. These awards vest over a three-year performance period. The grant date fair value of PSUs with EBITDA-based targets is equal to the closing price on date of grant or the average closing price of the Company’s common stock for five days prior to the date of grant. The grant date fair value of PSUs with stock-price targets is determined on the grant date using a Monte Carlo simulation, which is a valuation model that takes into account the likelihood of achieving the stock-price targets embedded in the award (“Monte Carlo Model”). The compensation expense attributable to each type of PSU is recognized on a straight-line basis over the requisite service period.

The fair value determined by the Monte Carlo Model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, market conditions as of the grant date, the Company’s expected stock price volatility over the term of the awards, and other relevant data. The compensation expense is fixed on the date of grant based on the dollar value granted.

The amount and timing of compensation expense recognized for PSUs with EBITDA-based targets is dependent upon management's assessment of the likelihood and timing of achieving these targets. If, as a result of management’s assessment, it is projected that a greater number of PSUs will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period such determination is made. Conversely, if, as a result of management’s assessment, it is projected that a lower number of PSUs will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period such determination is made. The Company will complete an assessment of the likelihood of achieving these targets in the fourth quarter of 2020 in connection with its annual budget process for 2021. As a result, no adjustment to compensation expense has been recognized in the three and nine months ended September 30, 2020, respectively, related to the PSUs granted in 2020.

Compensation expense is not adjusted for estimated forfeitures, but is instead adjusted based upon the actual forfeiture of the award.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP for the nine months ended September 30:

	Number of Awards		Weighted Average Grant Date Fair Value Per Share
	2020	2019	2020	2019
Granted	370,265	—	$15.66	$—
Forfeited	(2,526)	—	14.84	—
PSUs outstanding, end of period	367,739	—	15.67	—

Issuer Purchases of Equity Securities

In 2017, the Company’s Board of Directors approved a new $200.0 million common stock share repurchase program which would have expired on June 30, 2020. In June 2020, the Board of Directors approved a 12-month extension of this program which will now expire on June 30, 2021. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. There were no common stock repurchases during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company repurchased 2,484,123 shares of its common stock at an average price of $14.72 per share, excluding commissions. During the three and nine months ended September 30, 2019, the Company repurchased 46,615 and 134,384 common shares, respectively at an average price of $20.35 and $19.76 per share, respectively excluding commissions.

The total number of shares purchased during the three and nine months ended September 30, 2020 does not include nil and 200,000 common shares (2019 — 45,000 and 445,000 common shares, respectively) purchased in the administration of employee share-based compensation plans, at an average price of $nil and $15.43 per share (2019 — $21.52 and $22.83 per share, respectively).

As at September 30, 2020, the IMAX LTIP trustee held 17,578 shares (December 31, 2019 — 187,020 shares) purchased for $0.3 million (December 31, 2019 — $4.0 million) in the open market to be issued upon the settlement of RSUs and certain stock options. The shares held with the trustee are recorded at cost and are reported as a reduction against capital stock on the Condensed Consolidated Balance Sheets.

In 2019, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China in an amount not to exceed 10% of the total number of issued shares as at June 6, 2019 (35,605,560 shares). The share repurchase program expired on the date of the 2020 Annual General Meeting of IMAX China on June 11, 2020. During the 2020 Annual General Meeting, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of issued shares as of June 11, 2020 (34,848,398 shares). This program will be valid until the 2021 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three and nine months ended September 30, 2020, IMAX China repurchased nil and 906,400 shares of its common stock, respectively, at an average price of HKD nil and HKD 13.13 per share, respectively (U.S. $nil and U.S. $1.69, respectively). During the three and nine months ended September 30, 2019, IMAX China repurchased 1,025,800 and 8,051,500 of its common shares, respectively, at an average price of HKD 17.90 and HKD 18.63 per share, respectively (U.S. $2.29 and U.S. $2.38, respectively).

(b)	Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted average number of common shares (000's):
Issued and outstanding, beginning of period	58,857	61,331	61,176	61,434
Weighted average number of shares repurchased, net of shares issued during the period	2	(27)	(1,816)	(97)
Weighted average number of shares used in computing basic income per share	58,859	61,304	59,360	61,337
Assumed exercise of stock options, RSUs and PSUs, net of shares assumed repurchased, if dilutive	—	175	—	172
Weighted average number of shares used in computing diluted income per share	58,859	61,479	59,360	61,509

For the three and nine months ended September 30, 2020, the calculation of diluted weighted average shares outstanding excludes 6,959,515 and 6,959,515 shares, respectively (2019 — 5,289,172 and 5,902,208 shares, respectively) of common shares issuable upon the vesting of RSUs and PSUs and the exercise of stock options as the effect would be anti-dilutive.

13.  Revenue from Contracts with Customers

(a) Disaggregated Information About Revenue

The following tables summarize the Company’s revenues by type and reportable segment for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020
	Revenue from
	Contracts with Customers		Revenue from
	Fixed Consideration	Variable Consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems	$13,515	$1,481	$—	$—	$14,996
Joint Revenue Sharing Arrangements, fixed fees	—	—	57	—	57
Other Theater Business	307	—	—	—	307
Other sales(1)	378	15	—	—	393
Sub-total	14,200	1,496	57	—	15,753
Image enhancement and maintenance services
IMAX DMR	—	6,886	—	—	6,886
IMAX Maintenance	5,855	—	—	—	5,855
Film Post-Production	739	—	—	—	739
Film Distribution	750	376	—	—	1,126
Other	—	(17)	—	—	(17)
Sub-total	7,344	7,245	—	—	14,589
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	4,473	—	4,473
Sub-total	—	—	4,473	—	4,473
Finance income
IMAX Systems	—	—	—	2,441	2,441
Total	$21,544	$8,741	$4,530	$2,441	$37,256

	Nine Months Ended September 30, 2020
	Revenue from
	Contracts with Customers		Revenue from
	Fixed consideration	Variable consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems	$17,036	$3,143	$—	$—	$20,179
Joint Revenue Sharing Arrangements, fixed fees	—	—	1,196	—	1,196
Other Theater Business	1,261	—	—	—	1,261
Other sales(1)	1,361	105	—	—	1,466
Sub-total	19,658	3,248	1,196	—	24,102
Image enhancement and maintenance services
IMAX DMR	—	18,061	—	—	18,061
IMAX Maintenance	13,225	—	—	—	13,225
Film Post-Production	3,088	—	—	—	3,088
Film Distribution	3,000	1,453	—	—	4,453
Other	—	282	—	—	282
Sub-total	19,313	19,796	—	—	39,109
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	10,307	—	10,307
Sub-total	—	—	10,307	—	10,307
Finance income
IMAX Systems	—	—	—	7,495	7,495
Total	$38,971	$23,044	$11,503	$7,495	$81,013

(1)     Other sales include revenues associated with New Business Initiatives such as IMAX Enhanced.

The following tables summarize the Company’s revenues by type and reportable segment for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019
	Revenue from
	Contracts with Customers		Revenue from
	Fixed Consideration	Variable Consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems	$15,552	$2,580	$—	$—	$18,132
Joint Revenue Sharing Arrangements, fixed fees	—	—	1,438	—	1,438
Other Theater Business	1,560	—	—	—	1,560
Other sales(1)	575	30	—	—	605
Sub-total	17,687	2,610	1,438	—	21,735
Image enhancement and maintenance services
IMAX DMR	—	26,665	—	—	26,665
IMAX Maintenance	13,657	—	—	—	13,657
Film Post-production	2,185	—	—	—	2,185
Film Distribution	—	1,343	—	—	1,343
Other		318	—	—	318
Sub-total	15,842	28,326	—	—	44,168
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	16,605	—	16,605
Other	—	—	1,037	—	1,037
Sub-total	—	—	17,642	—	17,642
Finance income
IMAX Systems	—	—	—	2,845	2,845
Total	$33,529	$30,936	$19,080	$2,845	$86,390

	Nine Months Ended September 30, 2019
	Revenue from
	Contracts with Customers		Revenue from
	Fixed consideration	Variable consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems	$36,790	$5,610	$—	$—	$42,400
Joint Revenue Sharing Arrangements, fixed fees	—	—	6,525	—	6,525
Other Theater Business	5,766	—	—	—	5,766
Other sales(1)	1,763	175	—	—	1,938
Sub-total	44,319	5,785	6,525	—	56,629
Image enhancement and maintenance services
IMAX DMR	—	93,908	—	—	93,908
IMAX Maintenance	39,815	—	—	—	39,815
Film Post-production	6,458	—	—	—	6,458
Film Distribution	—	3,333	—	—	3,333
Other		1,463	—	—	1,463
Sub-total	46,273	98,704	—	—	144,977
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	60,189	—	60,189
Other	—	26	1,460	—	1,486
Sub-total	—	26	61,649	—	61,675
Finance income
IMAX Systems	—	—	—	8,104	8,104
Total	$90,592	$104,515	$68,174	$8,104	$271,385

(1)     Other sales include revenues associated with New Business Initiatives, such as IMAX Enhanced.

(See Note 2 for information on the current impacts and uncertainties relating to the COVID-19 global pandemic, which are impacting the Company’s revenues.)

(b) Deferred Revenue

IMAX Theater System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments upon renewal each year are either prepaid or made in arrears and can vary in frequency from monthly to annually. At September 30, 2020, $16.7 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2019 — $17.7 million). Maintenance revenue is recognized evenly over the contract term which coincides with the period over which maintenance services are provided. In the event of customer default, any payments made by the customer may be retained by the Company.

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

(See Note 2 for information on the current impacts of and uncertainties relating to the COVID-19 global pandemic which are impacting Company’s revenues.)

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

The following table sets forth the breakdown of revenue and gross margin (margin loss) by category for the three months ended September 30, 2020:

	Revenue		Gross Margin (Margin Loss) (3)
	2020	2019	2020	2019
IMAX Technology Network
IMAX DMR	$6,886	$26,665	$3,079	$17,866
Joint revenue sharing arrangements, contingent rent	4,473	16,605	(2,491)	9,524
	11,359	43,270	588	27,390
IMAX Technology Sales and Maintenance
IMAX Systems (1)	17,437	20,977	8,671	11,652
Joint revenue sharing arrangements, fixed fees	57	1,438	(117)	136
IMAX Maintenance	5,855	13,657	794	6,125
Other Theater Business (2)	307	1,560	31	505
	23,656	37,632	9,379	18,418
New Business Initiatives	378	596	372	541
Film Distribution and Post-production
Film Distribution(4)	1,126	1,343	(5,597)	(760)
Post-production	739	2,185	(464)	810
	1,865	3,528	(6,061)	50
Sub-total	37,258	85,026	4,278	46,399
Other	(2)	1,364	(449)	721
Total	$37,256	$86,390	$3,829	$47,120

The following table sets forth the breakdown of revenue and gross margin (margin loss) by category for nine months ended September 30, 2020:

	Revenue		Gross Margin (Margin Loss) (3)
	2020	2019	2020	2019
IMAX Technology Network
IMAX DMR	$18,061	$93,908	$7,492	$61,602
Joint revenue sharing arrangements, contingent rent	10,307	60,189	(10,610)	40,777
	28,368	154,097	(3,118)	102,379
IMAX Technology Sales and Maintenance
IMAX Systems (1)	27,674	50,504	14,497	26,723
Joint revenue sharing arrangements, fixed fees	1,196	6,525	110	1,301
IMAX Maintenance	13,225	39,815	(355)	17,046
Other Theater Business (2)	1,261	5,766	77	1,821
	43,356	102,610	14,329	46,891
New Business Initiatives	1,488	1,908	1,245	1,441
Film Distribution and Post-production
Film Distribution(4)	4,453	3,333	(9,296)	(1,093)
Post-production	3,088	6,458	(96)	1,576
	7,541	9,791	(9,392)	483
Sub-total	80,753	268,406	3,064	151,194
Other	260	2,979	(1,837)	619
Total	$81,013	$271,385	$1,227	$151,813

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
(3)

IMAX DMR gross margin includes marketing costs of $0.4 million and $2.8 million for the three and nine months ended September 30, 2020, respectively (2019 — $4.3 million and $17.7 million, respectively). JRSA gross margin includes advertising, marketing and commission expense of $0.7 million and $1.3 million for the three and nine months ended September 30, 2020, respectively (2019 —$0.8 million and $1.1 million, respectively). IMAX Systems gross margin includes marketing and commission costs of $0.6 million and $1.0 million for the three and nine months ended September 30, 2020, respectively, (2019 — $0.6 million and $1.5 million, respectively). Film Distribution segment gross margin includes marketing expense of $0.2 million and $0.4 million for the three and nine months ended September 30, 2020, respectively (2019 — $0.1 million and $0.7 million, respectively).

(4)

During the three and nine months ended September 30, 2020, Film Distribution segment results were significantly influenced by impairment losses of $5.4 million and $9.9 million, respectively, to write-down the carrying value of certain documentary and alternative content film assets due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments (2019 – $0.2 million and $0.2 million).

Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the remastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Greater China	$19,346	$26,557	$26,008	$85,813
Western Europe	5,085	8,433	10,273	28,809
Asia (excluding China)	4,935	13,534	12,663	32,287
United States	4,335	24,316	21,112	84,553
Latin America	1,616	2,912	3,251	7,725
Russia & the CIS	738	2,909	2,962	10,216
Canada	384	1,993	1,327	6,485
Rest of the World	817	5,736	3,417	15,497
Total	$37,256	$86,390	$81,013	$271,385

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) comprises more than 10% of the Company’s total revenue in the three months ended September 30, 2020.

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

As at September 30, 2020 and December 31, 2019, the Company’s projected benefit obligation and unfunded status related to the SERP are as follows:

	September 30,	December 31,
	2020	2019
Projected benefit obligation:
Obligation, beginning of period	$18,840	$17,977
Prior Service cost	—	456
Interest cost	284	564
Actuarial gain	—	(157)
Obligation, end of period and unfunded status	$19,124	$18,840

The accumulated benefit obligation for the SERP was $19.1 million at September 30, 2020 (December 31, 2019 —$18.8 million). For the three and nine months ended September 30, 2020, the Company recorded interest costs of $0.1 million and $0.3 million, respectively, (2019 — $0.1 million and $0.4 million, respectively) related to the SERP. The Company expects to recognize additional interest costs of $0.1 million related to the SERP during the remainder of 2020. No contributions are expected to be made for the SERP during the remainder of 2020.

(b)	Defined Contribution Pension Plan

The Company also maintains defined contribution plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During the three and nine months ended September 30, 2020, the Company contributed and recorded expense of $0.3 million and  $0.8 million, respectively, (2019 — $0.3 million and $0.9 million, respectively) to its Canadian defined contribution plan and $0.1 million and $0.5 million, respectively, (2019 — $0.1 million and $0.5 million, respectively) to its defined contribution employee plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits – Executives

The Company has an unfunded postretirement plan for Mr. Gelfond and Bradley J. Wechsler, Chairman of the Company’s Board of Directors. The plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplemental coverage as selected by Messrs. Gelfond and Wechsler. As at September 30, 2020, the Company’s postretirement benefits obligation under this plan is $0.6 million (December 31, 2019 — $0.7 million). For the three and nine months ended September 30, 2020, the Company has recorded expense of less than $0.1 million and less than $0.1 million, respectively (2019 — less than $0.1 million and less than $0.1 million, respectively) related to this plan.

(d)	Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees meeting specific eligibility requirements. The Company will provide eligible participants, upon retirement, with health and welfare benefits. As at September 30, 2020, the Company’s postretirement benefits obligation under this plan is $1.5 million (December 31, 2019 — $1.6 million). For the three and nine months ended September 30, 2020, the Company has recorded expense of less than $0.1 million and $0.1 million, respectively (2019 — less than $0.1 million and less than $0.1 million, respectively) related to this plan.

(e)	Deferred Compensation Benefit Plan

The Company maintained a nonqualified deferred compensation benefit plan (the “Retirement Plan”) covering the former CEO of IMAX Entertainment and Senior Executive Vice President of the Company. Under the terms of the Retirement Plan, the benefits were due to vest in full if the executive incurred a separation from service from the Company (as defined therein). In the fourth quarter of 2018, the executive incurred a separation from service from the Company, and as such, the Retirement Plan benefits became fully vested as at December 31, 2018 and the accelerated costs were recognized and reflected in Executive Transition Costs on the Consolidated Statement of Operations.

As at September 30, 2020, the benefit obligation related to the Retirement Plan was $3.6 million (December 31, 2019 — $3.6 million) and is recorded on the Company’s Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Condensed Consolidated Statements of Operations within Retirement Benefits Non-service Expenses.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Condensed Consolidated Balance Sheets within Prepaid Expenses. As at September 30, 2020, fair value of the COLI asset was $3.1 million (December 31, 2019 — $3.2 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Condensed Consolidated Statement of Operations within Gain (Loss) In Fair Value of Investments.

16.  Financial Instruments

(a)	Cash and Cash Equivalents

The Company maintains cash with various major financial institutions. The Company’s cash is invested with highly rated financial institutions.

(b)	Fair Value Measurements

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consist of the following:

	As at September 30, 2020		As at December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$305,197	$305,197	$109,484	$109,484
Equity securities(3)	14,803	14,803	15,685	15,685
Level 2
Net financed sales receivables(2)	$109,645	$110,443	$112,432	$111,441
Net investment in sales-type leases(2)	17,095	16,829	15,606	15,309
Convertible loan receivable(2)	—	—	1,500	1,500
Equity securities(1)	1,000	1,000	1,000	1,000
COLI(4)	3,125	3,125	3,150	3,150
Foreign exchange contracts — designated forwards(3)	380	380	530	530
Foreign exchange contracts — non-designated forwards(3)	102	102	—	—
Bank indebtedness - under the Working Capital Facility(1)	(253)	(253)	—	—
Bank indebtedness - under the Credit Facility(1)	(300,000)	(300,000)	(20,000)	(20,000)

(1)	Recorded at cost, which approximates fair value.
(2)	Estimated based on discounting future cash flows at currently available interest rates with comparable terms.
(3)	Value determined using quoted prices in active markets.
(4)	Measured at cash surrender value, which approximates fair value.

When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no significant transfers in or out of the Company’s Level 3 assets during the three and nine months ended September 30, 2020 and 2019.
(c)	Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates. A majority of the Company’s revenues is denominated in U.S. dollars while a substantial portion of its costs and expenses is denominated in Canadian dollars. A portion of the net U.S. dollar cash flows of the Company is periodically converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In China and Japan, the Company has ongoing operating expenses related to its operations in Chinese Renminbi and Japanese yen, respectively. Net cash flows are converted to and from U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Chinese Renminbi, Japanese yen, Canadian dollars and Euros which are converted to U.S. dollars through the spot market. In addition, because IMAX films generate box office in 82 different countries, unfavourable exchange rates between applicable local currencies and the U.S. dollar affect the Company’s reported gross box-office and revenues, further impacting the Company’s results of operations. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at September 30, 2020 (the “Foreign Currency Hedges”), with settlement dates throughout 2020 and 2021. Foreign currency derivatives are recognized and measured in the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value (gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with selling, general and administrative expenses and inventories. For foreign currency cash flow hedging instruments related to selling, general and administrative expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive Income and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to inventories, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive Income and reclassified to Inventories in the Condensed Consolidated Balance Sheets when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statement of Operations.

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

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Condensed Consolidated Financial Statements:

Notional value of foreign exchange contracts:

	September 30,	December 31,
	2020	2019
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$36,659	36,052
Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	3,579	—
	$40,238	$36,052

Fair value of derivatives in foreign exchange contracts:

		September 30,	December 31,
	Balance Sheet Location	2020	2019
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$465	$602
	Accrued and other liabilities	(85)	(72)
Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	107	—
	Accrued and other liabilities	(5)	—
		$482	$530

Derivatives in Foreign Currency Hedging relationships are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Foreign exchange contracts	Derivative Gain (Loss)
— Forwards	Recognized in OCI
	(Effective Portion)	$591	$(527)	$(935)	$(162)

	Location of Derivative Loss
	Reclassified from AOCI	Three Months Ended September 30,		Nine months ended September 30,
	(Effective Portion)	2020	2019	2020	2019
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$(110)	$(322)	$(779)	(983)
	Property, plant and equipment	—	—	—	(32)
	Inventory	—	—	$(26)	—
		$(110)	$(322)	$(805)	$(1,015)

		Three Months Ended September 30,		Nine months ended September 30,
		2020	2019	2020	2019
Foreign exchange contracts	Derivative Gain (Loss) Recognized In
— Forwards	and Out of OCI	$—	$2	$(55)	$2

Non Designated Derivatives in Foreign Currency relationships are as follows:

		Three Months Ended September 30,		Nine months ended September 30,
	Location of Derivative Gain	2020	2019	2020	2019
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$75	$—	$102	—
		$75	$—	$102	$—

The Company's estimated net amount of the existing gains as at September 30, 2020 is $0.5 million, which is expected to be reclassified to earnings within the next twelve months.

(d)	Investments in Equity Securities

As at September 30, 2020, the Condensed Consolidated Balance Sheets includes $14.8 million (December 31, 2019 — $15.7 million) of investments in equity securities.

On January 17, 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, as an investor entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) (as the issuer) and Morgan Stanley Asia Limited (as a sponsor, underwriter and the underwriters’ representative). Pursuant to this agreement, IMAX China (Hong Kong), Limited agreed to invest $15.2 million to subscribe for a certain number of shares of Maoyan at the final offer price pursuant to the global offering of the share capital of Maoyan, and this investment would be subject to a lock-up period of six months following the date of the global offering. On February 4, 2019, Maoyan completed its global offering, upon which, IMAX China (Hong Kong), Limited became a less than 1% shareholder in Maoyan. This investment is classified as an equity security, with a readily determinable market value through the Hong Kong Stock Exchange. The changes in fair value are recorded in Gain (Loss) in Fair Value of Investment in the Company’s Condensed Consolidated Statement of Operations. As at September 30, 2020, the value of the Company’s investment in Maoyan was $13.7 million (December 31, 2019 — $14.6 million). For the three and nine months ended September 30, 2020, the Company has recorded a net unrealized gain of $1.6 million and a net unrealized loss of $0.9 million, respectively (2019— unrealized losses of $0.5 million and $2.5 million, respectively).

The Company has an investment of $1.1 million (December 31, 2019 — $1.0 million) in the shares of an exchange traded fund. This investment is classified as an equity investment.

As at September 30, 2020, the Company held investments in the preferred shares of enterprises which meet the criteria for classification as an equity security under FASB ASC 325, carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million at September 30, 2020 (December 31, 2019 — $1.0 million) and is recorded in Other Assets.

17.  Non-Controlling Interests

(a)	IMAX China Non-Controlling Interest

The Company indirectly owns approximately 69.89% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company. The balance of the non-controlling interest in IMAX China as at September 30, 2020 is $75.5 million. For the three months ended September 30, 2020, the net income attributable to the non-controlling interest in IMAX China is $2.2 million (2019 — $2.3 million). For the nine months ended September 30, 2020, the net loss attributable to the non-controlling interest in IMAX China is $10.3 million (2019 — net income of $9.3 million).

(b)	Other Non-Controlling Interest

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014 and has reached its maximum contribution. As at September 30, 2020, the Original Film Fund has invested $22.3 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

The following table summarizes the movement of the non-controlling interest in temporary equity, in the Company’s subsidiary for the nine months ended September 30, 2020:

Balance as at December 31, 2019	$5,908
Net loss	(5,132)
Balance as at September 30, 2020	$776

18.  Exit costs, restructuring charges and associated impairments

In 2018, the Company performed a strategic review of its business and decided to exit from certain non-core businesses or initiatives, which included closing its VR locations. In addition, as part of management’s efforts to decrease costs, the Company reduced certain functions and realigned resources. During the nine months ended September 30, 2019, the Company recognized charges of $0.9 million associated with these actions in its Condensed Consolidated Statements of Operations, consisting of restructuring charges and costs to exit leases. Restructuring charges relate to the Company’s corporate unit and are comprised of employee severance costs including benefits and share-based compensation, costs of consolidating facilities and contract termination costs.

19.  Subsequent Event

In October 2020, the Company furloughed approximately 150 employees for at least two months beginning on October 26, 2020. This action will enable the Company to temporarily reduce expenses, conserve resources and adjust its operations during the continuing business slowdown associated with the COVID-19 global pandemic.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presented below is Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") for IMAX Corporation and its consolidated subsidiaries (“IMAX” or the “Company”) for the three and nine months ended September 30, 2020 and 2019. MD&A should be read in conjunction with Note 14, "Segment Reporting" in the accompanying Condensed Consolidated Financial Statements in Item 1.

The Company indirectly owns approximately 69.89% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this quarterly report may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, future capital expenditures (including the amount and nature thereof), plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; risks related to the Company’s growth and operations in China; the performance of IMAX DMR® films; the signing of IMAX Theater System agreements; conditions, changes and developments in the commercial exhibition industry; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates; competitive actions by other companies; the failure to respond to change and advancements in digital technology; risks relating to recent consolidation among commercial exhibitors and movie studios; risks related to new business initiatives; conditions in the in-home and out-of-home entertainment industries; the opportunities (or lack thereof) that may be presented to and pursued by the Company; risks related to cyber-security and data privacy; risks related to the Company’s inability to protect its intellectual property; general economic, market or business conditions; the failure to convert IMAX Theater System backlog into revenue; changes in laws or regulations; the failure to fully realize the projected cost savings and benefits from any of the Company’s restructuring initiatives; the impact of COVID-19 on the Company’s business, financial condition, and results of operations and on the businesses of the Company’s customers and exhibitor partners; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

As at September 30, 2020, there were 1,632 IMAX Theater Systems operating in 82 countries and territories, including 1,542 commercial multiplexes, 13 commercial destinations and 77 institutional locations. This compares to 1,568 IMAX Theater Systems operating in 81 countries and territories as of September 30, 2019 including 1,473 commercial multiplexes, 14 commercial destinations and 81 institutional locations. (See the table below under “IMAX Network and Backlog” for additional information on the composition of the IMAX network.) In North America,  IMAX accounts for approximately 450 screens out of a total of roughly 42,000 screens, and in 2019, about 85% of IMAX’s box office was generated in the top 20% of North American complexes. In contrast, in 2019, only 5% of IMAX’s North American box office was generated from the bottom 65% of multiplexes as ranked by revenue.

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

In addition, certain movies shown in IMAX theaters are filmed using proprietary IMAX film and IMAX certified digital cameras, which offer filmmakers customized guidance and a workflow process to provide further enhanced and differentiated image quality and a film aspect ratio that delivers up to 26% more image onto a movie screen.

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

To date, the Company has signed IMAX with Laser agreements with leading, global exhibitors such as AMC Entertainment Holdings, Inc. (“AMC”), Cineworld Group PLC (“Cineworld”), CGV Holdings Limited (“CGV”) and Les Cinémas Pathé Gaumont (“Pathé”) (among others) which includes new theaters, upgrades to existing IMAX theaters, and upgrades to existing backlog arrangements. As at September 30, 2020, 150 IMAX with Laser systems have been installed, and the Company’s backlog included 155 new IMAX with Laser systems and 92 upgrades to IMAX with Laser systems.

The Company is also experimenting with new technologies and new content as a way to deepen consumer engagement and brand loyalty, which includes curating unique, differentiated alternative content to be exhibited in IMAX theaters, particularly during those periods when Hollywood blockbuster film content is not available.

IMPACT OF COVID-19 PANDEMIC

In late-January 2020, in response to the public health risks associated with the novel coronavirus and the disease that it causes (“COVID-19”), the Chinese government directed exhibitors in China to temporarily close more than 70,000 movie theaters, including all of the approximately 700 IMAX theaters in mainland China. On March 11, 2020, due to the worsening public health crisis associated with the novel coronavirus, COVID-19 was characterized as a pandemic by the World Health Organization, and in the following weeks, local, state and national governments instituted stay-at-home orders and restrictions on large public gatherings which caused movie theaters in countries around the world to temporarily close, including substantially all of the IMAX theaters in those countries. As a result of the theater closures, Hollywood and Chinese movie studios postponed the theatrical release of multiple films, including many scheduled to be shown in IMAX theaters, while certain other films have been released directly to streaming platforms. More recently, stay-at-home orders have been lifted in many countries and movie theaters throughout the IMAX network gradually reopened in the third quarter of 2020 with reduced capacities, physical distancing requirements, and other safety measures. During the third quarter of 2020, 85% of the theaters in the IMAX commercial multiplex network spanning 57 countries reopened, including 73% of the theaters in Domestic (i.e., United States and Canada) locations, 97% of the theaters in Greater China and 78% of the theaters in Rest of World markets. In many parts of Asia, audiences have returned to theaters, particularly IMAX theaters, in numbers consistent with pre-pandemic attendance.  The Company believes this indicates that moviegoers are eager to return to cinemas where and when theaters are open and they feel safe. However, ticket sales have been significantly lower than normal levels in theaters outside of Asia and, in recent weeks, Hollywood movie studios further delayed a number of films due to be released in the fourth quarter of 2020. As a result, certain theater chains have recently closed again or have reduced their operating hours. In addition, theaters in major markets such as New York City and Los Angeles continue to remain temporarily closed.

The repercussions of the COVID-19 global pandemic have resulted in a significant decrease in the Company’s revenues, earnings and operating cash flows during the three and nine months ended September 30, 2020 as gross box office (“GBO”) results declined significantly, the installations of certain theater systems were delayed, and maintenance services were generally suspended for theaters that were closed. During time periods in which there is a lack of new films released by movie studios and a significant number of theaters in the IMAX network are closed, the Company has and will continue to experience a significant decline in earnings and operating cash flows as it is generating significantly lower than normal levels of GBO-based revenue from its joint revenue sharing arrangements and digital remastering services, it is unable to provide normal maintenance services to any of the theaters that remain closed, and while some installation activity is continuing, certain theater system installations have, and may continue to be delayed. In addition, the Company has experienced and is likely to continue to experience delays in collecting payments due under existing theater sale or lease arrangements from its exhibitor partners who are now facing financial difficulties as a result of the theater closures. In response, the Company has provided temporary relief to exhibitor partners by waiving maintenance fees during periods when theaters are closed and, in certain situations, by providing extended payment terms on annual minimum payment obligations in exchange for a corresponding extension of the term of the underlying sale or lease arrangement. For the three and nine months ended September 30, 2020, the Company increased its provision for current expected credit losses by $3.9 million and $15.6 million, respectively, principally reflecting a reduction in the credit quality of its theater related accounts receivable, financing receivables and variable consideration receivables.

The Company may continue to be significantly impacted by the COVID-19 global pandemic even after a significant portion or all theaters are reopened. The global economic impact of COVID-19 has led to record levels of unemployment in certain countries, which has led to, and may continue to result in lower consumer spending. The timing and extent of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company’s ability to generate significant GBO-based revenue until such time as consumer behavior normalizes and consumer spending recovers.

In response to uncertainties associated with the COVID-19 global pandemic, the Company has taken and is continuing to take significant steps to preserve cash by eliminating non-essential costs, placing certain employees on a temporary furlough for at least the remainder of the current fiscal year, reducing the working hours of other employees and deferring all non-essential capital expenditures to minimum levels. The Company has also implemented an active cash management process, which, among other things, requires senior management approval of all outgoing payments. In addition, in the first quarter of 2020, the Company drew down the $280.0 million in remaining available borrowing capacity under its credit facility, which was then amended in June 2020 to, among other things, suspend the senior secured net leverage ratio financial covenant in the underlying credit agreement through the first quarter of 2021 and substitute quarterly EBITDA from the third and fourth quarters of 2019 in lieu of the EBITDA for the corresponding quarters of 2020 to meet the original senior secured net leverage ratio financial covenant (see Note 7 of Notes to Condensed Consolidated Financial Statements). Furthermore, the Company has applied for wage subsidies, tax credits and other financial support under the enacted COVID-19 relief legislation in the countries in which it operates. During 2020, the Company recognized $4.5 million under the Canada Emergency Wage Subsidy (“CEWS”) program and $0.7 million under the U.S. CARES Act, as reductions to Selling, General and Administrative Expenses ($4.5 million), Costs and Expenses Applicable to Revenues ($0.6 million) and Research and Development ($0.1 million) in the Condensed Consolidated Statements of Operations. The CEWS program has been extended to June 2021. The Company will continue to review and apply for additional subsidies and credits for the remaining terms of these programs, where applicable.

Consistent with the first and second quarters of 2020, the Company performed a quantitative goodwill impairment test considering the latest available information and determined that its goodwill was not impaired as of September 30, 2020. As of that date, the Company’s total Goodwill was $39.0 million, of which $19.0 million relates to the IMAX Systems reporting unit, $13.6 million relates to the Joint Revenue Sharing Arrangement reporting unit, and $6.4 million relates to the IMAX Maintenance reporting unit. The impairment test was performed on a reporting unit level by comparing each unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on management’s estimated long-term projections, against which various sensitivity analyses were performed. These estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes. Actual results may materially differ from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic (see Note 1 of Notes to Condensed Consolidated Financial Statements).

In the third quarter of 2020, the Company also updated its recoverability tests of the carrying values of the theater system equipment supporting its joint revenue sharing arrangements, which are recorded within Property, Plant and Equipment. In performing its reviews of recoverability, the Company estimated the undiscounted future cash flows expected to result from the use of the assets and determined that there was no impairment as of September 30, 2020. The cash flow estimates used in these tests are consistent with management’s estimated long-term projections, against which various sensitivity analyses were performed. These estimates are highly uncertain due to the COVID-19 global pandemic; therefore, management’s estimated cash flows factor in a number of underlying variables and ranges of possible cash flow scenarios. Actual results may materially differ from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic (see Note 1 of Notes to Condensed Consolidated Financial Statements).

In the third quarter of 2020, the Company also assessed the recoverability of its deferred tax assets due to losses recognized in the period associated with the COVID-19 global pandemic. The recoverability of these deferred tax assets is subject to certain levels of future taxable income and the uncertainties associated with accounting estimates. In the third quarter of 2020, the Company recorded a $23.7 million valuation allowance to reduce the value of deferred tax assets in certain jurisdictions where the Company incurs corporate leadership and administrative costs and where management could not reliably estimate future taxable income in those jurisdictions due to uncertainties associated with the COVID-19 global pandemic. At the point in time when the uncertainties of COVID-19 resolve and the Company is able to reliably forecast sufficient future taxable income in the impacted jurisdictions, the valuation allowance may be reversed. Despite this valuation allowance, the Company remains entitled to benefit from tax attributes which currently have a valuation allowance applied.

If business conditions deteriorate further, or should they remain depressed for a prolonged period of time, management’s estimates of operating results and future cash flows for the IMAX Systems and Joint Revenue Sharing Arrangements reporting units may be insufficient to support the goodwill assigned to them, thus requiring impairment charges. The Company will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment. In addition, estimates related to future expected credit losses and the recoverability of deferred tax assets could also be further materially impacted by changes in management’s estimates (see Notes 1, 4 and 11 of Notes to Condensed Consolidated Financial Statements).

See “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part II, Item 1A of this Form 10-Q.

SOURCES OF REVENUE

For the purposes of MD&A the Company has organized its reportable segments into the following four categories: (i) IMAX Technology Network; (ii) IMAX Technology Sales and Maintenance; (iii) New Business Initiatives; and (iv) Film Distribution and Post-production. Within these categories are the Company’s following reportable segments: (i) IMAX DMR; (ii) Joint Revenue Sharing Arrangements; (iii) IMAX Systems; (iv) IMAX Maintenance; (v) Other Theater Business; (vi) New Business Initiatives; (vii) Film Distribution; and (viii) Film Post-production. In the first quarter of 2020, the Company updated certain account names within Revenues and Costs and Expenses Applicable to Revenues in its Condensed Consolidated Statements of Operations to better describe the nature of its revenue-generating activities and related costs. For additional details regarding the Company’s sources of revenue, refer to its Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

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

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film. Collectively, the Company refers to these enhancements as “IMAX DNA”. Filmmakers and movie studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting films with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a movie screen. Avengers: Endgame, the highest-grossing film in history, released in April 2019, was shot entirely using IMAX cameras. In addition, in 2020, Universal Pictures’ 1917 was released with select scenes specifically formatted for IMAX screens and Warner Bros. Pictures’ Tenet, released in the third quarter, was filmed with IMAX cameras.

The Company believes that growth in international box office remains an important driver of growth for the Company. To support continued growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets, particularly in China. During 2019, 18 local language IMAX DMR films were released to the IMAX network, including 14 in China and one in each of Japan, South Korea, India and Russia. The blockbuster Ne Zha: The IMAX Experience was released in China in July 2019 and was the Company’s first Chinese animated local language film title. During the nine months ended September 30, 2020, six local language IMAX DMR films were released to the IMAX network, including two in Russia, two in China, and one in each of Japan and South Korea. The Company released additional local language IMAX DMR films in the fourth quarter of 2020 and expects to announce additional local language IMAX DMR films to be released to the IMAX network in 2021.

The Company remains in active negotiations with all of the major Hollywood studios for additional films to fill out its short and long-term film slate for the IMAX network. However, as a result of the theater closures associated with the COVID-19 global pandemic, Hollywood movie studios in particular have postponed the theatrical release of multiple films, including many scheduled to be shown in IMAX theaters, while other films have been released directly to streaming platforms. Accordingly, there remains uncertainty around the release dates of certain major films.

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

IMAX Enhanced

In September 2018, the Company announced a new home entertainment licensing and certification program called IMAX Enhanced. This initiative was launched along with audio leader DTS (an Xperi subsidiary), capitalizing on the Company’s decades of combined expertise in image and sound science. The certification program combines high-end consumer electronics products with IMAX digitally remastered 4K high dynamic range (HDR) content and DTS audio technologies to offer consumers immersive sight and sound experiences for the home.

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

The Company continues to believe that the IMAX network serves as a valuable platform to launch and distribute original content, especially during periods between peak and off-peak seasons, known as "shoulder periods".

Film Distribution and Post-production

Through the Film Distribution segment, the Company licenses film content and distributes large-format films, primarily for its institutional theater partners. The Company generally distributes films which it produces or for which it has acquired distribution rights from independent producers. The Company receives either a percentage of the theater box office receipts or a fixed amount as a distribution fee. The Company released the IMAX original production, Asteroid Hunters, in October 2020.

The Film Post-production segment provides film post-production and quality control services for large-format films (whether produced by IMAX or third parties), and digital post-production services.

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by type and geographic location as at September 30, 2020 and 2019:

	September 30, 2020				September 30, 2019
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	371	4	30	405	369	4	33	406
Canada	39	2	7	48	39	2	7	48
Greater China(1)	710	—	16	726	666	—	15	681
Western Europe	115	4	9	128	107	4	10	121
Asia (excluding Greater China)	123	2	2	127	115	2	2	119
Russia & the CIS	68	—	—	68	65	—	—	65
Latin America(2)	51	1	11	63	49	1	12	62
Rest of the World	65	—	2	67	63	1	2	66
Total	1,542	13	77	1,632	1,473	14	81	1,568

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.

The Company currently believes that over time its commercial multiplex network could grow to approximately 3,318 IMAX theaters worldwide from the 1,542 operating as at September 30, 2020. The Company believes that the majority of its future growth will come from international markets. As at September 30, 2020, 72.2% of IMAX Theater Systems in operation were located within international markets (defined as all countries other than the United States and Canada), an increase from 71.0% as at September 30, 2019. Revenues and gross box office derived from international markets continue to exceed revenues and gross box office from the United States and Canada. Risks associated with the Company’s international business are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Item 1A of the Company’s 2019 Form 10-K.

Greater China is the Company’s largest market, measured by revenues, with approximately 31% of overall revenues generated from its Greater China operations in the year ended December 31, 2019. As at September 30, 2020, the Company had 726 theaters operating in Greater China with an additional 258 theaters in backlog that are scheduled to be installed by 2028. The Company’s backlog in Greater China represents 47.3% of its total current backlog, including upgrades. The Company’s largest single international partnership is in China with Wanda Film (“Wanda”). Wanda’s total commitment to the Company is for 358 IMAX Theater Systems in Greater China (of which 353 IMAX Theater Systems are under the parties’ joint revenue sharing arrangement). See “Risk Factors – The Company faces risks in connection with the continued expansion of its business in China” in Item 1A of the Company’s 2019 Form 10-K.

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

The following tables provide detailed information about the Commercial Multiplex theaters in operation within the IMAX network by arrangement type and geographic location as at September 30, 2020 and 2019:

	September 30, 2020
	Commercial Multiplex Theaters in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	279	5	126	410
International:
Greater China	365	105	240	710
Asia (excluding Greater China)	33	2	88	123
Western Europe	48	27	40	115
Russia & the CIS	—	—	68	68
Latin America	2	—	49	51
Rest of the World	15	—	50	65
International Total	463	134	535	1,132
Worldwide Total(1)	742	139	661	1,542

	September 30, 2019
	Commercial Multiplex Theaters in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	276	5	127	408
International:
Greater China	339	103	224	666
Asia (excluding Greater China)	34	1	80	115
Western Europe	42	26	39	107
Russia & the CIS	—	—	65	65
Latin America	1	—	48	49
Rest of the World	14	—	49	63
International Total	430	130	505	1,065
Worldwide Total(1)	706	135	632	1,473

(1)	Period-to-period changes in the tables above are reported net of the effect of permanently closed theaters.

As at September 30, 2020, 279 (2019 — 276) of the 742 (2019 — 706) theaters under traditional joint revenue sharing arrangements in operation, or 37.6% (2019 — 39.1%), were located in the United States or Canada, with the remaining 463 (2019 — 430) or 62.4% (2019 — 60.9%) of theaters under traditional joint revenue sharing arrangements located in international markets.

Sales Backlog

The following table provides detailed information about the Company’s sales backlog as at September 30, 2020 and 2019:

	September 30, 2020								September 30, 2019
	Number of				Dollar Value				Number of				Dollar Value
	Systems				(in thousands)				Systems				(in thousands)
	New		Upgrade		New		Upgrade		New		Upgrade		New		Upgrade
Sales and sales-type lease arrangements	184		9		$212,623		$11,418		186		19		$223,834		$23,692
Hybrid JRSA	139		7		98,398		5,560		140		9		101,295		7,110
Traditional JRSA	125	(1)	81	(1)	300	(2)	5,500	(2)	156	(1)	97	(1)	400	(2)	7,000	(2)
	448		97		$311,321		$22,478		482		125		$325,529		$37,802

(1)	Includes 46 IMAX Theater Systems (2019 — 50) where the customer has the option to convert from a joint revenue sharing arrangement to a sales arrangement.
(2)	Reflects contractual upfront payments. Future contingent payments are not reflected as these are based on negotiated shares of box office results.

The number of IMAX Theater Systems in the backlog reflects the minimum number of commitments under signed contracts. The dollar value fluctuates depending on the number of new arrangements signed from year-to-year, which adds to backlog and the installation and acceptance of IMAX Theater Systems and the settlement of contracts, both of which reduce backlog. Sales backlog typically represents the fixed contracted revenue under signed IMAX Theater System sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated system, as well as an estimate of variable consideration in sales arrangements, however it excludes amounts allocated to maintenance and extended warranty revenues. The value of sales backlog does not include revenue from theaters in which the Company has an equity interest, operating leases and long-term conditional theater commitments. Theaters under joint revenue sharing arrangements do not usually have dollar value in backlog, although certain IMAX Theater Systems under joint revenue sharing arrangements provide for contracted upfront payments and therefore carry a backlog value based on those payments. The Company believes that the contractual obligations for IMAX Theater System installations that are listed in sales backlog are valid and binding commitments.

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

The following tables provide detailed information about the Company’s sales backlog by arrangement type and geographic location as at September 30, 2020 and 2019:

	September 30, 2020
	IMAX Theater System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	123	3	10	136
International:
Greater China	59	113	86	258
Asia (excluding Greater China)	5	15	30	50
Western Europe	12	13	6	31
Russia & the CIS	—	1	15	16
Latin America	3	—	9	12
Rest of the World	4	1	37	42
International Total	83	143	183	409
Worldwide Total	206	146	193	545	(1)

	September 30, 2019
	IMAX Theater System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	143	3	17	163
International:
Greater China	76	130	80	286
Asia (excluding Greater China)	12	—	42	54
Western Europe	16	16	10	42
Russia & the CIS	—	—	14	14
Latin America	1	—	9	10
Rest of the World	5	—	33	38
International Total	110	146	188	444
Worldwide Total	253	149	205	607	(2)

(1)	Includes 155 new IMAX with Laser projection system configurations and 92 upgrades of existing locations to IMAX with Laser projection system configurations.
(2)	Includes 145 new IMAX with Laser projection system configurations and 119 upgrades of existing locations to IMAX with Laser projection system configurations.

Approximately 75.0% of IMAX Theater System arrangements in backlog as at September 30, 2020 are scheduled to be installed in international markets (2019 — 73.1%).

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

Signings and Installations

The following tables provide detailed information about IMAX Theater System signings and installations for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Theater System Signings:
New IMAX Theater Systems
Sales and sales-type lease arrangements	8	22	22	38
Hybrid joint revenue sharing lease arrangements	—	—	17	48
Traditional joint revenue sharing arrangements	—	—	2	4
Total new IMAX Theater Systems	8	22	41	90
Upgrades of IMAX Theater Systems	2	8	13	36
Total IMAX Theater System signings	10	30	54	126

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Theater System Installations:
New IMAX Theater Systems
Sales and sales-type lease arrangements	9	14	13	29
Hybrid joint revenue sharing lease arrangements	1	4	3	13
Traditional joint revenue sharing arrangements	8	12	10	29
Total new IMAX Theater Systems	18	30	26	71
Upgrades of IMAX Theater Systems	5	9	12	20
Total IMAX Theater System installations	23	39	38	91

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

RESULTS OF OPERATIONS

The Company’s business and future prospects are evaluated by Richard L. Gelfond, its Chief Executive Officer (“CEO”), using a variety of financial and operational metrics including:

•	the signing, installation and financial performance of theater system arrangements, particularly joint revenue sharing arrangements and those involving laser-based projection systems;

•	film performance and the securing of new film projects, particularly IMAX DMR films;

•	the continuing ability to invest in and improve the Company’s technology to enhance the differentiation of The IMAX Experience versus other cinematic experiences;

•	revenues and gross margins from the Company’s segments, as discussed below;

•	consolidated earnings from operations, as adjusted for unusual items;

•	the overall execution, reliability and consumer acceptance of The IMAX Experience;

•	the success of new business initiatives; and

•	short- and long-term cash flow projections.

The CEO is the Company’s Chief Operating Decision Maker (“CODM”), as such term is defined under U.S. GAAP. The CODM, along with other members of management, assess segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, research and development costs, the amortization of intangibles, provisions for (recoveries of) current expected credit losses, certain write-downs, interest income, interest expense and income tax (expense) benefit are not allocated to the Company’s segments.

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

Results of Operations for the Three Months Ended September 30, 2020 and September 30, 2019

For the three months ended September 30, 2020, the Company reported a net loss attributable to common shareholders of $(47.2) million, or $(0.80) per basic and diluted share, as compared to net income attributable to common shareholders of $9.0 million, or $0.15 per basic and diluted share, for the same period in 2019. For the three months ended September 30, 2020, the Company reported an adjusted net loss attributable to common shareholders* of $(44.6) million, or $(0.75) per basic and diluted share*, as compared to adjusted net income attributable to common shareholders* of $12.8 million, or $0.21 per diluted share*, for the same period in 2019.

The following table sets forth the breakdown of revenue and gross margin (margin loss) by category and reportable segment for the three months ended September 30, 2020 and 2019:

(In thousands of U.S. dollars)	Revenue		Gross Margin (Margin Loss)
	2020	2019	2020	2019
IMAX Technology Network
IMAX DMR	$6,886	$26,665	$3,079	$17,866
Joint revenue sharing arrangements, contingent rent	4,473	16,605	(2,491)	9,524
	11,359	43,270	588	27,390
IMAX Technology Sales and Maintenance
IMAX Systems (1)	17,437	20,977	8,671	11,652
Joint revenue sharing arrangements, fixed fees	57	1,438	(117)	136
IMAX Maintenance	5,855	13,657	794	6,125
Other Theater Business (2)	307	1,560	31	505
	23,656	37,632	9,379	18,418
New Business Initiatives	378	596	372	541
Film Distribution and Post-production	1,865	3,528	(6,061)	50
Sub-total	37,258	85,026	4,278	46,399
Other	(2)	1,364	(449)	721
Total	$37,256	$86,390	$3,829	$47,120

(1)

Includes initial upfront payments and the present value of fixed minimum payments from sale and sales-type lease arrangements of IMAX Theater Systems, and the present value of estimated variable consideration from sales of IMAX Theater Systems. To a lesser extent, this line item also includes finance income associated with these revenue streams.

(2)	Principally includes after-market sales of IMAX projection system parts and 3D glasses.

*	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Revenues and Gross Margin

In the third quarter of 2020, approximately 85% of the theaters in the commercial multiplex network gradually reopened subject to capacity restrictions due to the COVID-19 global pandemic; however, the availability of new film content was limited, especially in the Domestic and Rest of World markets, and ticket sales were significantly lower than normal levels in theaters outside of Asia. As a result, the Company’s results of operations for the period materially declined when compared to the prior year. For the three months ended September 30, 2020, revenues and gross margin decreased by $49.1 million (57%) and $43.3 million (92%), respectively, when compared to the same period in 2019.

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

For the three months ended September 30, 2020, IMAX Technology Network revenues and gross margin decreased by $31.9 million (74%) and $26.8 million (98%), respectively, when compared to the same period in 2019. See below for separate discussions of IMAX DMR and JRSA contingent rent results for the period.

IMAX DMR

In the third quarter of 2020, approximately 85% of the theaters in the commercial multiplex network gradually reopened subject to capacity restrictions due to the COVID-19 global pandemic; however, the availability of new film content was limited, especially in the Domestic and Rest of World markets, and ticket sales were significantly lower than normal levels in theaters outside of Asia. As a result, for the three months ended September 30, 2020, IMAX DMR revenues and gross margin decreased by $19.8 million (74%) and $14.8 million (83%), respectively, when compared to the same period in 2019. These decreases are due to a $175.9 million (72%) reduction in GBO receipts generated by IMAX DMR films in the third quarter of 2020, from $246.1 million to $70.2 million. In the third quarter of 2020, GBO was generated by the exhibition of six new films and the re-release of classic titles as compared to 26 films (20 new and 6 carryovers) exhibited in the third quarter of 2019.

In addition to the level of revenues, IMAX DMR gross margin is also influenced by the costs associated with the films exhibited in the period, and can vary from period-to-period, particularly with respect to marketing expenses. For the three months ended September 30, 2020, marketing expenses were $0.4 million, as compared to $4.3 million during the same period of 2019.

Joint Revenue Sharing Arrangements – Contingent Rent

  In the third quarter of 2020, approximately 85% of the theaters in the commercial multiplex network gradually reopened subject to capacity restrictions due to the COVID-19 global pandemic; however, the availability of new film content was limited, especially in the Domestic and Rest of World markets, and ticket sales were significantly lower than normal levels in theaters outside of Greater China. As a result, for the three months ended September 30, 2020, JRSA contingent rent revenue and gross margin decreased by $12.1 million (73%) and $12.0 million (126%), respectively, when compared to the same period in 2019. These decreases are due to an $85.5 million (70%) reduction in GBO generated by theaters under joint revenue sharing arrangements in the third quarter of 2020, from $121.9 million to $36.4 million. As at September 30, 2020, 881 theaters were operating under joint revenue sharing arrangements, as compared to 841 theaters as at September 30, 2019, an increase of 5%.

In addition to the level of revenues, JRSA margin is also influenced by the level of costs associated with such arrangements, such as depreciation expense related to the underlying theater systems and costs incurred to upgrade theater systems from digital xenon to IMAX with Laser, as well as advertising, marketing and commission costs primarily for the launch of new theaters. The level of depreciation expense in a period relative to the prior year is a function of the growth of the theater network and the mix of theater system configurations in the network. For the three months ended September 30, 2020, JRSA gross margin included depreciation expense of $6.1 million, as compared to $5.9 million in the same period of the prior year as a result of the 5% increase in the number of theaters operating under joint revenue sharing arrangements. For the three months ended September 30, 2020, JRSA gross margin includes advertising, marketing and commission costs of $0.7 million, as compared to $0.8 million in the same period of the prior year.

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

The following table provides detailed information about the mix of IMAX Theater System installations for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,
	2020		2019
	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Theater Systems — installed and recognized
Sales and sales-types lease arrangements(1)	9	$9,721	14	$17,282
Joint revenue sharing arrangements — hybrid(2)	1	57	4	1,544
Total new IMAX Theater Systems	10	9,778	18	18,826

IMAX theater system upgrades — installed and recognized
Sales and sales-types lease arrangements	3	4,811	—	—
Total IMAX Theater Systems installed and recognized	13	$14,589	18	$18,826

(1)

The arrangement for the sale of an IMAX Theater System includes fixed upfront and ongoing consideration, including indexed annual minimum payment increases over the term of the arrangement, as well as an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded.

(2)	Digital theater system relocated from a previous location. This installation is incremental to the IMAX network but full revenue for the digital system was not received.

The average revenue per IMAX Theater System under sales and sales-type lease arrangements varies depending upon the number of IMAX Theater System commitments with a single respective exhibitor, an exhibitor’s location and various other factors. The average revenue per full (i.e., not hybrid), new IMAX Theater System under sales and sales-type lease arrangements was $1.1 million for the three months ended September 30, 2020, as compared to $1.2 million during the same period of the prior year.

For the three months ended September 30, 2020, IMAX Technology Sales and Maintenance revenue and gross margin decreased by $14.0 million (37%) and $9.0 million (49%), respectively, when compared to the same period in the prior year as the pace of theater system installations slowed significantly and maintenance revenue was not recognized for theaters that remained closed during the period due to the COVID-19 global pandemic. See below for separate discussions of IMAX Systems and IMAX Maintenance results for the period.

IMAX Systems

For the three months ended September 30, 2020, IMAX Systems revenue and gross margin decreased by $3.5 million (17%) and $3.0 million (26%), respectively, when compared to the same period in the prior year. These decreases are the result of five fewer IMAX Theater System installations in the current period as the pace of theater system installations slowed significantly due to the COVID-19 global pandemic.

IMAX Maintenance

In the third quarter of 2020, as the theaters in the IMAX network gradually reopened, the Company was able to again provide its  normal maintenance services and, accordingly, resumed revenue recognition for those theaters. For the three months ended September 30, 2020, IMAX Maintenance revenue and gross margin decreased by $7.8 million (57%) and $5.3 million (87%), respectively, due to the pace and extent of theater reopenings during the period.

Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Film Distribution and Post-production

For the three months ended September 30, 2020, Film Distribution and Post-production revenue and gross margin decreased by $1.7 million (47%) and $6.1 million, respectively, when compared to the same period in the prior year. The results for the third quarter of 2020 are significantly influenced by a $5.4 million impairment loss recorded in the period principally to write-down the carrying value of certain documentary and alternative content film assets due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments. As of September 30, 2020, following the recording of these write-downs, the Company’s film assets totaled $7.5 million, which principally consists of DMR and documentary content. There can be no assurances that there will not be additional write-downs to the carrying values of these assets as the Company continues to assess the ongoing impact of the COVID-19 pandemic (see Notes 1 and 2 of Notes to Condensed Consolidated Financial Statements).

Selling, General and Administrative Expenses

For the three months ended September 30, 2020, Selling, General and Administrative Expenses decreased by $4.7 million (16%), when compared to the same period in 2019. For the three months ended September 30, 2020, Selling, General and Administrative Expenses excluding the impact of share-based compensation were $19.7 million, as compared to $24.5 million in the same period in 2019, representing a decrease of $4.8 million (20%).

The comparison to the prior year is significantly influenced by COVID-19 government relief that the Company became entitled to receive during the period, of which $1.7 million was recognized in the third quarter of 2020 as a reduction to Selling, General and Administrative Expenses. Also impacting the comparison to the prior period are management’s cost control efforts amidst the COVID-19 global pandemic, resulting in lower staff costs, travel, facilities and marketing related expenses, among others. These factors are partially offset by a $4.5 million (35%) decrease in labor and other costs capitalized to inventory, film assets, and joint venture theater equipment or allocated to costs applicable to revenues, due to the lower level of production during the COVID-19 global pandemic.

In response to uncertainties associated with the COVID-19 global pandemic, the Company has taken and is continuing to take significant steps to preserve cash by eliminating non-essential costs, placing certain employees on a temporary furlough for at lease the remainder of the current fiscal year, reducing the working hours of other employees and deferring all non-essential capital expenditures to minimum levels.

Credit Loss Expense

For the three months ended September 30, 2020, the Company recorded a provision for current expected credit losses of $3.9 million, reflecting a reduction in the credit quality of its theater and studio related receivable balances, which management believes is primarily related to the COVID-19 pandemic, as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements. Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. For the three months ended September 30, 2019, credit loss expense was $0.6 million. (See Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements.)

Gain (loss) in fair value of investments

In the first quarter of 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) and purchased equity securities for $15.2 million. These equity securities are traded on the Hong Kong Stock Exchange, and the Company is required to adjust the fair value of the securities each period to reflect the current market value. This adjustment will fluctuate based on the closing market price at the end of each period. For the three months ended September 30, 2020, the fair value of the Company’s investment in Maoyan increased by $1.6 million resulting in a corresponding unrealized gain, as compared to an unrealized loss of $0.5 million in the same period of the prior year, which are both recognized in the Condensed Consolidated Statements of Operations.

Income Taxes

For the three months ended September 30, 2020, the Company recorded income tax expense of $19.3 million (2019 — tax expense of $3.0 million), which includes a $23.7 million valuation allowance to reduce the value of deferred tax assets in certain jurisdictions where the Company incurs corporate leadership and administrative costs and where management could not reliably estimate future taxable income in those jurisdictions due to uncertainties associated with the COVID-19 global pandemic. At the point in time when the uncertainties of COVID-19 resolve and the Company is able to reliably forecast sufficient future taxable income in the impacted jurisdictions, the valuation allowance may be reversed. Despite this valuation allowance, the Company remains entitled to benefit from tax attributes which currently have a valuation allowance applied.

The Company’s effective tax rate for the three months ended September 30, 2020 of (69.6)% differs from the Canadian statutory tax rate of 26.2%, primarily due to the recording of this valuation allowance, permanent book to tax differences, jurisdictional tax rate differences, and management’s estimates of contingent liabilities related to the resolution of various tax examinations.

As at September 30, 2020, the Company’s Condensed Consolidated Balance Sheets include net deferred income tax assets of $17.7 million, net of a valuation allowance of $23.9 million (December 31, 2019 — $23.9 million, net of a valuation allowance of $0.2 million). The utilization of the Company’s deferred tax assets is dependent on having a sufficient level of future tax benefits, such as taxable income in each of the jurisdictions to which the deferred tax assets relate. Accordingly, the net amount recorded on the Condensed Consolidated Balance Sheets relies on management’s estimates of future taxable income and is therefore subject to the uncertainties associated with accounting estimates, as discussed in Note 1 of Notes to Condensed Consolidated Financial Statements. Should actual results differ from management’s estimates of future taxable income, an increased valuation allowance may be required. As at September 30, 2020, the Company’s Condensed Consolidated Balance Sheets include a deferred income tax liability of $18.7 million (December 31, 2019 — $nil).

Equity Method Investments

For the three months ended September 30, 2020, the Company reported a loss of $1.3 million due to the write-off of deferred tax assets related to an equity method investment, as compared to a gain of $0.2 million in the same period in the prior year related to its proportionate share of equity investee results.

Non-Controlling Interests

The Company’s Condensed Consolidated Financial Statements primarily include the non-controlling interest in the net income (loss) of IMAX China, as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the three months ended September 30, 2020, the net loss attributable to non-controlling interests of the Company’s subsidiaries was $1.3 million (2019 ─ net income of $1.9 million).

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

For the nine months ended September 30, 2020, the Company reported a net loss attributable to common shareholders of $(122.5) million, or $(2.06) per basic and diluted share, as compared to net income attributable to common shareholders of $28.7 million, or $0.47 per basic and diluted share, for the same period in 2019. For the nine months ended September 30, 2020, the Company reported an adjusted net loss attributable to common shareholders* of $(99.4) million, or $(1.67) per basic and diluted share*, as compared to adjusted net income attributable to common shareholders* of $43.3 million, or $0.70 per diluted share*, for the same period in 2019.

The following table sets forth the breakdown of revenue and gross margin (margin loss) by category and reportable segment for the nine months ended September 30, 2020 and 2019:

(In thousands of U.S. dollars)	Revenue		Gross Margin (Margin Loss)
	2020	2019	2020	2019
IMAX Technology Network
IMAX DMR	$18,061	$93,908	$7,492	$61,602
Joint revenue sharing arrangements, contingent rent	10,307	60,189	(10,610)	40,777
	28,368	154,097	(3,118)	102,379
IMAX Technology Sales and Maintenance
IMAX Systems (1)	27,674	50,504	14,497	26,723
Joint revenue sharing arrangements, fixed fees	1,196	6,525	110	1,301
IMAX Maintenance	13,225	39,815	(355)	17,046
Other Theater Business (2)	1,261	5,766	77	1,821
	43,356	102,610	14,329	46,891
New Business Initiatives	1,488	1,908	1,245	1,441
Film Distribution and Post-production	7,541	9,791	(9,392)	483
Sub-total	80,753	268,406	3,064	151,194
Other	260	2,979	(1,837)	619
Total	$81,013	$271,385	$1,227	$151,813

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

Revenues and Gross Margin

Due to the COVID-19 global pandemic, substantially all of the theaters in the IMAX network were closed for a significant portion of the six months ended June 30, 2020, with the theaters in Greater China closed beginning in late-January and substantially all of the Company’s remaining theaters closed beginning in mid-to-late March. In the third quarter of 2020, approximately 85% of the theaters in the commercial multiplex network gradually reopened subject to capacity restrictions; however, the availability of new film content was limited, especially in the Domestic and Rest of World markets, and ticket sales were significantly lower than normal levels in theaters outside of Asia. As a result of these factors, the Company’s results of operations for the nine months ended September 30, 2020 materially declined versus the prior year with revenues and gross margin decreasing by $190.4 million (70%) and $150.6 million (99%), respectively, when compared to the same period in 2019.

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

For the nine months ended September 30, 2020, IMAX Technology Network revenues and gross margin decreased by $125.7 million (82%) and $105.5 million (103%), respectively, when compared to the same period in 2019. See below for separate discussions of IMAX DMR and JRSA contingent rent results for the period.

IMAX DMR

Due to the COVID-19 global pandemic, substantially all of the theaters in the IMAX network were closed for a significant portion of the six months ended June 30, 2020, with the theaters in Greater China closed beginning in late-January and substantially all of the Company’s remaining theaters closed beginning in mid-to-late March. In the third quarter of 2020, approximately 85% of the theaters in the commercial multiplex network gradually reopened subject to capacity restrictions; however, the availability of new film content was limited, especially in the Domestic and Rest of World markets, and ticket sales were significantly lower than normal levels in theaters outside of Asia. As a result of these factors, for the nine months ended September 30, 2020, IMAX DMR revenues and gross margin decreased by $75.8 million (81%) and $54.1 million (88%), respectively, when compared to the same period in 2019. These decreases are due to a $699.2 million (81%) reduction in GBO generated by IMAX DMR films, from $867.3 million to $168.1 million. For the nine months ended September 30, 2020, GBO was generated primarily by the exhibition of 20 films (16 new and 4 carryovers) and the re-release of classic titles, as compared to 59 films (47 new and 12 carryovers) exhibited in the nine months ended September 30, 2019.

In addition to the level of revenues, IMAX DMR gross margin is also influenced by the costs associated with the films exhibited in the period, and can vary from period-to-period, particularly with respect to marketing expenses. For the nine months ended September 30, 2020, marketing expenses were $2.8 million, as compared to $17.7 million during the same period of 2019.

Joint Revenue Sharing Arrangements – Contingent Rent

Due to the COVID-19 global pandemic, substantially all of the theaters in the IMAX network were closed for a significant portion of the six months ended June 30, 2020, with the theaters in Greater China closed beginning in late-January and substantially all of the Company’s remaining theaters closed beginning in mid-to-late March. In the third quarter of 2020, approximately 85% of the theaters in the commercial multiplex network gradually reopened subject to capacity restrictions; however, the availability of new film content was limited, especially in the Domestic and Rest of World markets, and ticket sales were significantly lower than normal levels in theaters outside of Asia. As a result of these factors, for the nine months ended September 30, 2020, JRSA contingent rent revenue and gross margin decreased by $49.9 million (83%) and $51.4 million (126%), respectively, when compared to the same period in 2019. These decreases are due to a $359.5 million (81%) reduction in GBO generated by theaters under joint revenue sharing arrangements during the current period, from $441.6 million to $82.1 million. As at September 30, 2020, 881 theaters were operating under joint revenue sharing arrangements, as compared to 841 theaters as at September 30, 2019, an increase of 5%.

In addition to the level of revenues, JRSA margin is also influenced by the level of costs associated with such arrangements, such as depreciation expense related to the underlying theater systems and costs incurred to upgrade theater systems from digital xenon to IMAX with Laser, as well as advertising, marketing and commission costs primarily for the launch of new theaters. The level of depreciation expense in a period relative to the prior year is a function of the growth of the theater network and the mix of theater system configurations in the network. For the nine months ended September 30, 2020, JRSA gross margin included depreciation expense of $19.2 million, as compared to $17.2 million in the same period of the prior year as a result of the 5% increase in the number of theaters operating under joint revenue sharing arrangements. For the nine months ended September 30, 2020, JRSA gross margin includes certain advertising, marketing and commission costs of $1.3 million, as compared to $1.1 million in the same period of the prior year.

IMAX Technology Sales and Maintenance

The primary drivers of IMAX Technology Sales and Maintenance results are the number of IMAX Theater Systems installed in a period, and the level of gross margin percentage earned on each installation, as well as the associated maintenance contracts that accompany each theater installation.

The installation of IMAX Theater Systems in newly built theaters or multiplexes, which make up a large portion of the Company’s theater system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control. The following table provides detailed information about the mix of IMAX Theater System installations for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
	2020		2019
	Number of Systems	Revenue	Number of Systems	Revenue
New IMAX Theater Systems — installed and recognized
Sales and sales-types lease arrangements(1)	13	$13,452	29	$37,224
Joint revenue sharing arrangements — hybrid(2)	3	1,183	13	6,608
Total new IMAX Theater Systems	16	14,635	42	43,832

IMAX theater system upgrades — installed and recognized
Sales and sales-types lease arrangements	3	4,811	2	2,028
Total IMAX Theater Systems installed and recognized	19	$19,446	44	$45,860

(1)

The arrangement for the sale of an IMAX Theater System includes fixed upfront and ongoing consideration, including indexed annual minimum payment increases over the term of the arrangement, as well as an estimate of the contingent fees that may become due if certain annual minimum box office receipt thresholds are exceeded.

(2)	Includes a digital theater system relocated from a previous location. This installation is incremental to the IMAX network but full revenue for the digital system was not received.

The average revenue per IMAX Theater System under sales and sales-type lease arrangements varies depending upon the number of IMAX Theater System commitments with a single respective exhibitor, an exhibitor’s location and various other factors. The average revenue per full (i.e., not hybrid) IMAX Theater System under sales and sales-type lease arrangements was $1.0 million during the nine months ended September 30, 2020, compared to $1.3 million during the same period of the prior year.

For the nine months ended September 30, 2020, IMAX Technology Sales and Maintenance revenue and gross margin decreased by $59.3 million (58%) and $32.6 million (69%), respectively, when compared to the same period in the prior year as the pace of theater system installations slowed significantly and maintenance revenue was not recognized during the periods of time when theaters were closed due to the COVID-19 global pandemic. See below for separate discussions of IMAX Systems and IMAX Maintenance results for the period.

IMAX Systems

For the nine months ended September 30, 2020, IMAX Systems revenue and gross margin decreased by $22.8 million (45%) and $12.2 million (46%), respectively, when compared to the same period in the prior year. These decreases are the result of 25 fewer IMAX Theater System installations in the current period as the pace of theater system installations slowed significantly due to the COVID-19 global pandemic.

IMAX Maintenance

For the nine months ended September 30, 2020, IMAX Maintenance revenue and gross margin decreased by $26.6 million (67%) and $17.4 million (102.1%), respectively, as maintenance revenue was not recognized during the periods of time when theaters were closed due to the COVID-19 global pandemic.

Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Film Distribution and Post-production

For the nine months ended September 30, 2020, Film Distribution and Post-production revenue and gross margin decreased by $2.3 million (23%) and $9.9 million, respectively, when compared to the same period in the prior year. The results for the current nine-month period are significantly influenced by a $9.9 million impairment loss recorded in the period principally to write-down the carrying value of certain documentary and alternative content film assets due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments. As of September 30, 2020, following the recording of these write-downs, the Company’s film assets totaled $7.5 million, which principally consists of DMR and documentary content. There can be no assurances that there will not be additional write-downs to the carrying values of these assets as the Company continues to assess the ongoing impact of the COVID-19 pandemic (see Notes 1 and 2 of Notes to Condensed Consolidated Financial Statements).

Selling, General and Administrative Expenses

For the nine months ended September 30, 2020, Selling, General and Administrative Expenses decreased by $6.0 million (7%), when compared to the same period in 2019. For the nine months ended September 30, 2020, Selling, General and Administrative Expenses excluding the impact of share-based compensation were $67.9 million, as compared to $73.9 million in the same period in 2019, representing a decrease of $6.0 million (8%).

The comparison to the prior year is significantly influenced by COVID-19 government relief that the Company became entitled to receive during the period under the Canada Emergency Wage Subsidy program and the U.S. CARES Act, of which $4.5 million was recognized in the nine months ended September 30, 2020 as a reduction to Selling, General and Administrative Expenses. Also impacting the comparison to the prior period are management’s cost control efforts amidst the COVID-19 global pandemic resulting in lower staff costs, travel, facilities and marketing related expenses, among others. These factors are partially offset by a $13.6 million (36%) decrease in labor and other costs capitalized to inventory, film assets, and joint venture theater equipment or allocated to costs applicable to revenues, due to the lower level of production during the COVID-19 global pandemic.

In response to uncertainties associated with the COVID-19 global pandemic, the Company has taken and is continuing to take significant steps to preserve the cash by eliminating non-essential costs, placing certain employees on a temporary furlough for at least the remainder of the current fiscal year, reducing the working hours of other employees and deferring all non-essential capital expenditures to minimum levels.

Research and Development

A significant portion of the Company’s research and development efforts over the past several years have been focused on IMAX with Laser, the Company’s laser-based projection system, which the Company believes delivers increased resolution, sharper and brighter images, deeper contrast as well as the widest range of colors available to filmmakers today.

For the nine months ended September 30, 2020, Research and Development expenses increased by $0.9 million (23%), when compared to the same period in the prior year, primarily due to costs associated with the Connected Theaters initiative.

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

In addition, the Company has been, and intends to continue, using time and resources during the business slowdown caused by the COVID-19 global pandemic to work on leveraging and developing technologies and systems to help bring additional interactivity to its theater network, better manage certain of the Company’s internal workflows and better organize and codify certain of the Company’s data.  During previous adverse events and downturns in the cinema business, the Company fostered many of the innovations that helped enable its global growth in recent years, including the development of its proprietary DMR process and the creation of its joint-revenue sharing business model.

Credit Loss Expense

For the nine months ended September 30, 2020, the Company recorded a provision for current expected credit losses of $15.6 million  reflecting a reduction in the credit quality of its theater and studio related receivable balances, which management believes is primarily related to the COVID-19 pandemic, as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements. Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. For the nine months ended September 30, 2019, credit loss expense was $2.0 million. (See Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements.)

Asset Impairments

For the nine months ended September 30, 2020, the Company recorded asset impairments of $1.2 million (2019 — $nil) principally related to write-down of content-related assets which became impaired in the period (see Notes 1 and 2 of Notes to Condensed Consolidated Financial Statements).

Gain (loss) in fair value of investments

In the third quarter of 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) and purchased equity securities for $15.2 million. These equity securities are traded on the Hong Kong Stock Exchange, and the Company is required to adjust the fair value of the securities each period to reflect the current market value. This adjustment will fluctuate based on the closing market price at the end of each period. For the nine months ended September 30, 2020, the fair value of the Company’s investment in Maoyan decreased by $0.9 million  resulting in a corresponding unrealized loss, as compared to an unrealized loss of $2.5 million in the same period in the prior year, which are both recognized in the Condensed Consolidated Statements of Operations.

Income Taxes

For the nine months ended September 30, 2020, the Company recorded income tax expense of $24.6 million (2019 — tax expense of $12.0 million), which includes the $23.7 million valuation allowance recorded in the third quarter of 2020, to reduce the value of deferred tax assets in certain jurisdictions where the Company incurs corporate leadership and administrative costs and where management could not reliably estimate future taxable income in those jurisdictions due to uncertainties associated with the COVID-19 global pandemic. At the point in time when the uncertainties of COVID-19 resolve and the Company is able to reliably forecast sufficient future taxable income in the impacted jurisdictions, the $23.7 million valuation allowance recorded in the third quarter of 2020 may be reversed. Despite this valuation allowance, the Company remains entitled to benefit from tax attributes which currently have a valuation allowance applied.

The Company’s effective tax rate for the nine months ended September 30, 2020 of (22.1)% differs from the Canadian statutory tax rate of 26.2%, primarily due to the recording of this valuation allowance, withholding taxes associated with the reversal of the indefinite reinvestment assertion for certain foreign subsidiaries, as discussed below, permanent book to tax differences, jurisdictional tax rate differences, and management’s estimates of contingent liabilities related to the resolution of various tax examinations.

In the first quarter of 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As a result, the Company recognized a deferred tax liability of $19.7 million in the first quarter of 2020 for the estimated applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings. The estimate of the applicable foreign withholding taxes was subsequently reduced by $1.0 million, principally in the second quarter of 2020, to $18.7 million due to a reduction in the amount of distributable historical earnings. Cash held outside of Canada as at September 30, 2020 was $76.4 million (December 31, 2019 — $90.1 million), of which $62.6 million was held in the People’s Republic of China (“PRC”) (December 31, 2019 — $67.6 million).

As at September 30, 2020, the Company’s Condensed Consolidated Balance Sheets include net deferred income tax assets of $17.7 million, net of a valuation allowance of $23.9 million (December 31, 2019 — $23.9 million, net of a valuation allowance of $0.2 million). The utilization of the Company’s deferred tax assets is dependent on having a sufficient level of future tax benefits, such as taxable income in each of the jurisdictions to which the deferred tax assets relate. Accordingly, the net amount recorded on the Condensed Consolidated Balance Sheets relies on management’s estimates of future taxable income and is therefore subject to the uncertainties associated with accounting estimates, as discussed in Note 1 of Notes to Condensed Consolidated Financial Statements. Should actual results differ from management’s estimates of future taxable income, an increased valuation allowance may be required. As at September 30, 2020, the Company’s Condensed Consolidated Balance Sheets include a deferred income tax liability of $18.7 million (December 31, 2019 — $nil).

Equity Method Investments

For the nine months ended September 30, 2020, the Company reported a loss of $1.9 million due to the write-off of deferred tax assets related to an equity method investment, as compared to $0.1 million in the same period in the prior year related to its proportionate share of equity investee results.

Non-Controlling Interests

The Company’s Condensed Consolidated Financial Statements include the non-controlling interest in the net income (loss) of IMAX China as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the nine months ended September 30, 2020, the net loss attributable to non-controlling interests of the Company’s subsidiaries was $15.4 million (2019 ─ net income of $8.5 million).

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

On June 10, 2020, the Company entered into the First Amendment to the Credit Agreement (the “Amendment”), which, among other things, (i) suspends the Senior Secured Net Leverage Ratio covenant through the first quarter of 2021, (ii) re-establishes the Senior Secured Net Leverage Ratio covenant thereafter, provided that for subsequent quarters that such covenant is tested, as applicable, the Company will be permitted to use its quarterly EBITDA (as defined in the Credit Agreement) from the third and fourth quarters of 2019 in lieu of the EBITDA for the corresponding quarters of 2020, (iii) adds a $75.0 million minimum liquidity covenant measured at the end of each calendar month and (iv) restricts the Company’s ability to make certain restricted payments, dispositions and investments, create or assume liens and incur debt that would otherwise have been permitted by the Credit Agreement. The modifications to the negative covenants, the minimum liquidity covenant and modifications to certain other provisions in the Credit Agreement pursuant to the Amendment are effective from the date of the Amendment until the earlier of the delivery of the compliance certificate for the fourth quarter of 2021 and the date on which the Company, in its sole discretion, elects to calculate its compliance with the Senior Secured Net Leverage Ratio by using either its actual EBITDA or annualized EBITDA (the “Designated Period”). The Company was in compliance with all of its requirements under the Credit Agreement, as amended, as at September 30, 2020, and based on current projections expects to be in compliance through the next twelve months.

Borrowings under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement); provided, however, that from the effective date of the Amendment until the Company delivers a compliance certificate under the Credit Facility following the end of the Designated Period, the applicable margin for LIBOR borrowings will be 2.50% per annum and the applicable margin for U.S. base rate borrowings will be 1.75% per annum. The effective interest rate for the three and nine months ended September 30, 2020 was 2.70% and 2.24%, respectively (2019 ― 3.34% and 3.50%, respectively).

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

The Company incurred fees of approximately $1.1 million in connection with the Amendment, which are being amortized on a straight-line basis through December 31, 2021.

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

Working Capital Facility

On July 24, 2020, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), the Company’s majority-owned subsidiary in China, renewed its unsecured revolving facility for up to 200.0 million Renminbi (approximately $30.0 million) to fund ongoing working capital requirements (the “Working Capital Facility”). As at September 30, 2020, there was 1.7 million Renminbi ($0.3 million) in borrowings outstanding under the Working Capital Facility, and 198.3 million Renminbi ($29.7 million) was available for future borrowings. There were no amounts drawn under the Working Capital facility at December 31, 2019. The amounts available for borrowing under the Working Capital Facility are not subject to a standby fee. The effective interest rate related to the Working Capital Facility for the three and nine months ended September 30, 2020 was 4.35%.

Letters of Credit and Other Commitments

As at September 30, 2020, the Company did not have any letters of credit or advance payment guarantees outstanding (December 31, 2019 — $nil), under the Credit Facility.

On October 28, 2019, the Company entered into a $5.0 million facility for advance payment guarantees and letters of credit through the National Bank of Canada for use solely in conjunction with guarantees fully insured by Export Development Canada (the “NBC Facility”) to replace a Bank of Montreal Facility with substantially the same terms which expired on September 30, 2019. The NBC Facility is unsecured and includes typical affirmative and negative covenants, including delivery of annual consolidated financial statements within 120 days of the end of the fiscal year. As at September 30, 2020, the Company did not have any letters of credit or advance payment guarantees outstanding under the NBC Facility.

Cash and Cash Equivalents

As of September 30, 2020, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents ($305.2 million, which reflects the full draw of the Credit Facility in the first quarter of 2020); (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under joint revenue sharing arrangements and DMR agreements with movie studios; (iii) the anticipated collection of financing receivables due in the next 12 months; and (iv) payments expected in the next 12 months on its existing sales and sales type lease backlog.

The Company’s $305.2 million balance of cash and cash equivalents as of September 30, 2020 includes $76.4 million in cash held outside of Canada (December 31, 2019 — $90.1 million), of which $62.6 million was held in the People’s Republic of China (the “PRC”) (December 31, 2019 — $67.6 million). In the first quarter of 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As a result, during the nine months ended September 30, 2020, the Company recognized a deferred tax liability of $18.7 million for the applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings.

During the nine months ended September 30, 2020, cash and cash equivalents increased by $195.7 million principally due to financing cash inflows of $233.5 million, which include the full draw of the Credit Facility in the first quarter of 2020, as discussed above. These financing cash inflows are partially offset by $30.8 million of cash used to fund the Company’s operating activities as the COVID-19 global pandemic resulted in a significant decline in revenue and earnings. In addition, during the nine months ended September 30, 2020, the Company invested $7.6 million in equipment to be used in its joint revenue sharing arrangements with exhibitors, intangible assets and property, plant and equipment. Based on management’s current operating plan for 2020, the Company expects to continue to use cash to deploy additional IMAX Theater Systems under joint revenue sharing arrangements.

The Company’s operating cash flows will be adversely affected if management’s projections of future signings of IMAX Theater Systems and film performance, theater installations and film productions are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Item 1A in the Company’s 2019 Form 10-K), there is no guarantee that the Company will continue to be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreements, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

The repercussions of the COVID-19 global pandemic have resulted in a significant decrease in the Company’s revenues, earnings and operating cash flows during the three and nine months ended September 30, 2020 as GBO results declined significantly, the installation of certain theater systems was delayed, and maintenance services were generally suspended for theaters that were closed. During time periods in which there is a lack of new films released by movie studios and a significant number of theaters in the IMAX network are closed, the Company has and will continue to experience a significant decline in earnings and operating cash flows as it is generating significantly lower than normal levels of GBO-based revenue from its joint revenue sharing arrangements and digital remastering services, it is unable to provide normal maintenance services to any of the theaters that remain closed, and while some installation activity is continuing, certain theater system installations have, and may continue to be delayed. In addition, the Company has experienced and may continue to experience delays in collecting payments due under existing theater sale or lease arrangements from its exhibitor partners who are facing financial difficulties as a result of the theater closures. In response, the Company has provided temporary relief to exhibitor partners by waiving maintenance fees during periods when theaters are closed and, in certain situations, by providing extended payment terms on annual minimum payment obligations in exchange for a corresponding extension of the term of the underlying sale or lease arrangement.

Based on the Company’s current cash forecasts, management expects the Company’s average monthly change in cash and cash equivalents for the fourth quarter of 2020 and first quarter of 2021 to be approximately break-even. This reflects an improvement when compared to the Company’s average monthly change in cash and cash equivalents of $7.8 million in the second and third quarters of 2020.

Based on the Company’s current cash balances and operating cash flows, it expects to have sufficient capital and liquidity to fund its operations in the normal course for the next twelve months.

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

Net cash used in operating activities totaled $30.8 million for the nine months ended September 30, 2020 as compared to net cash provided by operating activities of $67.3 million for the nine months ended September 30, 2019. In the nine months ended September 30, 2020, the net cash outflow from operating activities is principally due to the significant decrease in the Company’s revenue and earnings as a result of the COVID-19 global pandemic. In addition, the Company has experienced a slowdown in manufacturing, shipments and installation of IMAX Theater Systems at customer sites, resulting in an increase in inventories. These cash outflows are partially offset by a $30.4 million decrease in accounts receivable.

Investing Activities

Net cash used in investing activities totaled $7.6 million for the nine months ended September 30, 2020, which includes $5.3 million invested in equipment to be used in the Company’s joint revenue sharing arrangements with exhibitors. In addition, the Company acquired $1.7 million of intangible assets, principally related to the purchase or development of software, and purchased $0.7 million of property, plant and equipment. In the nine months ended September 30, 2019, net cash used in investing activities totaled $53.7 million including the purchase by IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China of equity securities in Maoyan for $15.2 million.

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, other intangible assets and investments in film assets were $13.8 million for the nine months ended September 30, 2020 as compared to $53.9 million for the nine months ended September 30, 2019.

Financing Activities

Net cash provided by financing activities totaled $233.5 million for the nine months ended September 30, 2020, as compared to $53.4 million used in financing activities in the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the net cash provided by financing activities was principally due to the $280.0 million in Credit Facility borrowings drawn in the first quarter of 2020, as discussed above, and $0.2 million drawn on IMAX China’s Working Capital Facility, partially offset by $36.6 million paid to repurchase common shares under the Company’s share repurchase program, $3.3 million paid to purchase treasury stock for the settlement of restricted share units and related taxes, $1.5 million for the repurchase of common shares under the IMAX China share repurchase program, $4.2 million of dividends paid to the non-controlling interest shareholders of IMAX China and $1.0 million in credit agreement amendment fees.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as at September 30, 2020 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$35,758	$34,988	$758	$—	$12
Pension obligations(2)	20,298	—	20,298	—	—
Operating lease obligations(3)	19,890	2,985	4,734	3,805	8,366
Credit Facility(4)	300,000	—	300,000	—	—
Working Capital Facility	253	253	—	—	—
Postretirement benefits obligations	2,170	105	221	241	1,603
	$378,369	$38,331	$326,011	$4,046	$9,981

(1)	Represents total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered, but yet to be invoiced.
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

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering Mr. Gelfond. Pursuant to an amendment dated November 1, 2019 to an existing employment agreement, the term of Mr. Gelfond’s employment was extended through December 31, 2022, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of the amendment to his employment agreement, the total amount of benefit payable to Mr. Gelfond under the SERP has been fixed at $20.3 million. As at September 30, 2020, the Company’s Condensed Consolidated Balance Sheet includes the present value of the related benefit obligation of approximately $19.1 million recorded within accrued and other liabilities (December 31, 2019— $18.8 million).

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As at September 30, 2020, the Company’s Condensed Consolidated Balance Sheet includes an unfunded benefit obligation of $1.5 million recorded within accrued and other liabilities (December 31, 2019 — $1.6 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors, upon retirement. As at September 30, 2020, the Company’s Condensed Consolidated Balance Sheet includes an unfunded benefit obligation of $0.6 million recorded within accrued and other liabilities (December 31, 2019 — $0.7 million).

The Company maintained a nonqualified deferred compensation benefit plan (the “Retirement Plan”) covering the former CEO of IMAX Entertainment and Senior Executive Vice President of the Company. Under the terms of the Retirement Plan, the benefits were due to vest in full if the executive incurred a separation from service from the Company (as defined therein). In the fourth quarter of 2018, the executive incurred a separation from service from the Company, and as such, the Retirement Plan benefits became fully vested as at December 31, 2018 and the accelerated costs were recognized and reflected in Executive Transition Costs in the Consolidated Statement of Operations.

As at September 30, 2020, the benefit obligation related to the Retirement Plan was $3.6 million (December 31, 2019 — $3.6 million) and is recorded on the Company’s Condensed Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Condensed Consolidated Statements of Operations within Retirement Benefits Non-service Expenses.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Condensed Consolidated Balance Sheets within Prepaid Expenses. As at September 30, 2020, fair value of the COLI asset was $3.1 million (December 31, 2019 — $3.2 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Condensed Consolidated Statement of Operations within Gain (Loss) In Fair Value of Investments.

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

Adjusted net (loss) income attributable to common shareholders and adjusted net (loss) income attributable to common shareholders per basic and diluted share exclude, where applicable: (i) share-based compensation; (ii) exit costs, restructuring charges and associated impairments, (iii) gain (loss) in the fair value of investments, (iv) COVID-19 government relief benefits, as well as the related tax impact of these adjustments, and (v) the income tax effects related to the removal of the indefinitely reinvested assertion on the historical earnings of certain subsidiaries.

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

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019
(In thousands of U.S. dollars, except per share amounts)	Net Loss	Diluted EPS	Net Income	Diluted EPS
Reported net (loss) income attributable to common shareholders	$(47,209)	$(0.80)	$9,033	$0.15
Adjustments(1):
Share-based compensation	5,019	0.09	$5,390	0.09
(Gain) loss in fair value of investments	(1,091)	(0.02)	341	—
COVID-19 government relief benefits	(2,084)	(0.03)	—	—
Tax impact on items listed above(2)	611	0.01	(1,953)	(0.03)
Income tax effects related to the removal of the indefinitely reinvested assertion on the historical earnings of certain subsidiaries	129	—	—	—
Adjusted net (loss) income(1)	$(44,625)	$(0.75)	$12,811	$0.21

Weighted average basic shares outstanding		58,859		61,304
Weighted average diluted shares outstanding		58,859		61,479

	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019
(In thousands of U.S. dollars, except per share amounts)	Net Loss	Diluted EPS	Net Income	Diluted EPS
Reported net (loss) income attributable to common shareholders	$(122,530)	$(2.06)	$28,695	$0.47
Adjustments(1):
Share-based compensation	15,262	0.26	16,466	0.26
Exit costs, restructuring charges and associated impairments	—	—	850	0.01
Loss in fair value of investments	661	0.01	1,742	0.03
COVID-19 government relief benefits	(5,235)	(0.08)	—	—
Tax impact on items listed above(2)	(584)	(0.01)	(4,437)	(0.07)
Income tax effects related to the removal of the indefinitely reinvested assertion on the historical earnings of certain subsidiaries	13,014	0.21	—	—
Adjusted net (loss) income(1)	$(99,412)	$(1.67)	$43,316	$0.70

Weighted average basic shares outstanding		59,360		61,337
Weighted average diluted shares outstanding		59,360		61,509

(1)	Reflects amounts attributable to common shareholders.
(2)

The tax impact on the listed items includes a year-to-date additive adjustment in the current year related to the valuation allowance recorded in respect of certain deferred tax assets in the three months ended September 30, 2020.

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

EBITDA is defined as net (loss) income excluding: (i) interest expense, net of interest income; (ii) income tax (benefit) expense; and (iii) depreciation and amortization, including film asset amortization. Adjusted EBITDA per Credit Facility is defined as EBITDA excluding: (i) share-based and other non-cash compensation; (ii) gain (loss) in fair value of investments; (iii) write-downs, net of recoveries, including asset impairments and credit loss expense; and (iv) (gain) loss from equity accounted investments.

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

	For the Three Months Ended September 30, 2020 (1)
	Attributable to
	Non-controlling
	Interests and	Less: Attributable to	Attributable to
	Common Shareholders	Non-controlling Interests	Common Shareholders
(In thousands of U.S. Dollars)
Reported net loss	$(48,484)	$(1,275)	$(47,209)
Add (subtract):
Income tax expense (benefit)	19,349	(503)	19,852
Interest expense, net of interest income	1,509	(81)	1,590
Depreciation and amortization, including film asset amortization	14,112	1,182	12,930
EBITDA	$(13,514)	$(677)	$(12,837)
Share-based and other non-cash compensation	5,495	292	5,203
Gain in fair value of investments	(1,575)	(484)	(1,091)
Write-downs, including asset impairments and credit loss expense	10,458	3,324	7,134
Loss from equity accounted investments	1,329	—	1,329
Adjusted EBITDA per Credit Facility	$2,193	$2,455	$(262)

	For the Twelve Months Ended September 30, 2020 (1)
	Attributable to
	Non-controlling
	Interests and	Less: Attributable to	Attributable to
	Common Shareholders	Non-controlling Interests	Common Shareholders
(In thousands of U.S. Dollars)
Reported net loss	$(116,590)	$(12,231)	$(104,359)
Add (subtract):
Income tax expense	29,388	5,549	23,839
Interest expense, net of interest income	2,564	(388)	2,952
Depreciation and amortization, including film asset amortization	59,281	4,737	54,544
EBITDA	$(25,357)	$(2,333)	$(23,024)
Share-based and other non-cash compensation	22,518	885	21,633
Gain in fair value of investments	(1,087)	(364)	(723)
Write-downs, including asset impairments and credit loss expense	32,743	8,590	24,153
Loss from equity accounted investments	1,799	—	1,799
Adjusted EBITDA per Credit Facility	$30,616	$6,778	$23,838

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. dollars while a significant portion of its costs and expenses is denominated in Canadian dollars. A portion of the Company’s net U.S. dollar cash flows is converted to Canadian dollars to fund Canadian dollar expenses through the spot market. In addition, IMAX films generate box office in 82 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. dollar could have an impact on the Company’s reported gross box office and revenues. The Company has incoming cash flows from its revenue generating theaters and ongoing operating expenses in China through its majority-owned subsidiary IMAX (Shanghai) Multimedia Technology Co., Ltd. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net Renminbi and Japanese Yen cash flows are converted to U.S. dollars through the spot market. The Company also has cash receipts under leases denominated in Renminbi, Japanese Yen, Euros and Canadian dollars.

The Company manages its exposure to foreign exchange rate risks through the Company’s regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

Certain of the Company’s subsidiaries held approximately 420.9 million Renminbi ($62.6 million) in cash and cash equivalents as at September 30, 2020 (December 31, 2019 — 471.6 million Renminbi or $67.6 million) and are required to transact locally in Renminbi. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the China government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements.

For the three and nine months ended September 30, 2020, the Company recorded a foreign exchange net gain of $0.2 million and net loss of ($0.8) million, respectively, as compared to a foreign exchange net loss of ($0.7) million and ($1.1) million for the three and nine months ended September 30, 2019, respectively, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company has entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout the remainder of 2020 and 2021. Foreign currency derivatives are recognized and measured in the balance sheet at fair value. Changes in the fair value (gains or losses) are recognized in the Condensed Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with selling, general and administrative expenses. For foreign currency cash flow hedging instruments related to selling, general and administrative expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive Income and reclassified to the Condensed Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Condensed Consolidated Statement of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting at September 30, 2020 was $36.7 million (December 31, 2019 — $36.1 million). A gain of $0.6 million and a loss of ($0.9) million was recorded to Other Comprehensive Income with respect to the change in fair value of these contracts for the three and nine months ended September 30, 2020, respectively (2019 — loss of ($0.5) million and a loss of ($0.2) million, respectively). A loss of ($0.1) million and a loss of ($0.8) million was reclassified from Accumulated Other Comprehensive Income to Selling, General and Administrative Expenses, Inventories and Property, Plant and Equipment for the three and nine months ended September 30, 2020, respectively (2019 — loss of ($0.3) million and a loss of ($1.0) million, respectively). The Company's estimated net amount of existing gains as at September 30, 2020 is $0.5 million, which is expected to be reclassified to earnings within the next twelve months. Appreciation or depreciation on forward contracts not meeting the requirements for hedge accounting in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification are recorded to Selling, General and Administrative Expenses. The notional value of forward contracts that do not qualify for hedge accounting at September 30, 2020 was $3.5 million (December 31, 2019 — $nil).

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At September 30, 2020, the Company’s financing receivables and working capital items denominated in Canadian dollars, Renminbi, Japanese yen, Euros and other foreign currencies translated into U.S. dollars was $141.3 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2020, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $14.1 million. A significant portion of the Company’s selling, general, and administrative expenses is denominated in Canadian dollars. Assuming a 1% appreciation or depreciation in foreign currency exchange rates at September 30, 2020, the potential change in the amount of selling, general, and administrative expenses would be $0.1 million.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As at September 30, 2020, the Company had drawn down $300.0 million on its Credit Facility (December 31, 2019 — $20.0 million) and $0.3 million on IMAX China’s Working Capital Facility (December 31, 2019 — $nil).

The Company’s largest exposure with respect to variable rate debt comes from changes in the LIBOR. The Company had variable rate debt instruments representing 56.3% and 8.1% of its total liabilities as at September 30, 2020 and December 31, 2019, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by $0.4 million and interest income from cash would increase by $0.2 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at September 30, 2020.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as at September 30, 2020 and has concluded that, as at the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to its internal control over financial reporting despite the fact that most of its employees are working remotely due to the COVID-19 pandemic. The Company will continue to monitor the evolving COVID-19 situation to minimize its impact on the design and operating effectiveness of the Company’s internal control.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 of Notes to Condensed Consolidated Financial Statements to the accompanying Condensed Consolidated Financial Statements in Item 1 for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

This Form 10-Q and the risk factor below should be read together with, and supplement, the risk factors in Item 1A. Risk Factors in the Company’s 2019 Form 10-K, which describes various risks and uncertainties to which the Company is or may become subject, and the risk factor below supersedes the risk factor disclosed in Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020. The risks described below and in the Company’s 2019 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods.

In late-January 2020, in response to the public health risks associated with an outbreak of COVID-19, the Chinese government directed exhibitors in China to temporarily close more than 70,000 movie theaters, including all of the approximately 700 IMAX theaters in mainland China. On March 11, 2020, due to the worsening public health crisis associated with the novel coronavirus, COVID-19 was characterized as a pandemic by the World Health Organization, and in the following weeks, local, state and national governments instituted stay-at-home orders and restrictions on large public gatherings which caused movie theaters in countries around the world to temporarily close, including substantially all of the IMAX theaters in those countries. As a result of the theater closures, Hollywood and Chinese movie studios have postponed the theatrical release of multiple films, including many scheduled to be shown in IMAX theaters, while certain other films have been released directly to streaming platforms. More recently, stay-at-home orders have been lifted in many countries and movie theaters throughout the IMAX network gradually reopened in the third quarter of 2020 with reduced capacities, physical distancing requirements, and other safety measures. During the third quarter of 2020, approximately 85% of the theaters in the IMAX commercial multiplex network spanning 57 countries reopened, including 73% of the theaters in Domestic (i.e., United States and Canada) locations, 97% of the theaters in Greater China and 78% of the theaters in Rest of World markets. However, ticket sales were significantly lower than normal levels in theaters outside of Asia and, in recent weeks, Hollywood movie studios further delayed a number of films due to be released in the fourth quarter of 2020. As a result, certain theater chains have recently closed again or have reduced their operating hours. In addition, theaters in major markets such as New York City and Los Angeles continue to remain temporarily closed.

The repercussions of the COVID-19 global pandemic have resulted in a significant decrease in the Company’s revenues, earnings, and operating cash flows during the first three quarters of 2020 due to a decline in the box office related revenues from its joint revenue sharing arrangements and digital remastering services, delays in the installation of certain theater systems and suspension of maintenance services. During this period, the Company is generating significantly lower than normal levels of box-office based revenue and expects that it will continue to experience a significant decrease in overall revenues and earnings during the time period when a significant number of the theaters in the IMAX network are closed. Moreover, given the uncertainty around when movie-going will return to historical levels, there can be no guarantees that the Company will not continue to be significantly impacted by the COVID-19 global pandemic even after some or all theaters are reopened. In addition, the global economic impact of COVID-19 has resulted in record levels of unemployment in certain countries, which has led to, and may continue to result in, lower consumer spending. The timing and extent of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company’s ability to generate significant GBO-based revenue until such time as consumer behavior normalizes and consumer spending recovers.

In response to uncertainties associated with the COVID-19 global pandemic, the Company has taken and is continuing to take significant steps to preserve cash by eliminating non-essential costs, placing certain employees on a temporary furlough for at least the remainder of the current fiscal year, reducing the working hours of other employees and deferring all non-essential capital expenditures to minimum levels. The Company has also implemented an active cash management process, which, among other things, requires senior management approval of all outgoing payments. In addition, in the first quarter of 2020, the Company drew down the $280.0 million in remaining available borrowing capacity under its credit facility, which was then amended in June 2020 to, among other things, suspend the senior secured net leverage ratio financial covenant in the underlying credit agreement through the first quarter of 2021 and substitute quarterly EBITDA from the third and fourth quarters of 2019 in lieu of the EBITDA for the corresponding quarters of 2020 to meet the original senior secured net leverage ratio financial covenant. Furthermore, the Company has applied for wage subsidies, tax credits and other financial support under the enacted COVID-19 relief legislation in the countries in which it operates. There can, however, be no guarantees that the steps the Company has taken and continues to take to preserve cash and manage its expenditures will result in the cost savings the Company anticipates. There can also be no guarantees that any wage subsidies, tax credits and other financial support or any other governmental benefits and support for which the Company is eligible domestically or internationally under newly enacted COVID-19 relief legislation in the countries in which the Company operates will materialize in the amounts expected. The Company cannot predict the manner in which such benefits will be allocated or administered, and the Company cannot guarantee that it will be able to access such benefits in a timely manner or at all. Certain of the benefits the Company seeks to access or may apply for in the future have not previously been administered on the present scale or at all. Any benefits the Company expects to receive, or may apply for in the future, may not be at the same levels as currently estimated, may impose additional conditions and restrictions on the Company’s operations or may otherwise provide less relief than currently contemplated. There can be no guarantees that the Company will receive any additional material financial support through these or other programs that may be created, expanded or implemented by governments in the countries in which the Company operates.

In addition, the Company has experienced and is likely to continue to experience delays in collecting payments due under existing theater sale or lease arrangements from its exhibitor partners who are now facing financial difficulties as a result of the theater closures. Certain of the Company’s exhibitor partners that had reopened theaters have temporarily suspended operations of their theater network in certain jurisdictions and other exhibitor partners have reduced their theaters’ operating hours, which may exacerbate existing financial difficulties. Other exhibitor partners in the future may make similar decisions to close all or part of their global theater networks or to reduce their operating hours if the COVID-19 pandemic continues and Hollywood movie studios continue to delay the release of new films, or for other reasons, which would further increase the risks associated with payments under existing agreements with the Company. The ability of such partners to make payments cannot be guaranteed and is subject to changing economic circumstances. There are no guarantees that due to such theater closures and other challenges in the theatrical industry some of the Company’s exhibitor partners will not enter into bankruptcy proceedings.  In such cases, the local laws governing restructurings would apply, and there can be no guarantees of the Company’s success in obtaining complete or partial payments owed to it under these regulatory regimes.  Further, the Company has had to delay movie theater installations from backlog and may be required to further delay or cancel such installations in the future. As a result, the Company’s future revenues and cash flows may be adversely affected.

 Given the dynamic nature of the circumstances, while the Company has been negatively impacted as of the date of filing of this report, it is difficult to predict the full extent of such adverse impact of the COVID-19 global pandemic on the Company’s financial condition, liquidity, business and results of operations in future reporting periods. The extent and duration of such impact on the Company will depend on future developments, including, but not limited to, the timing of reopening of movie theaters worldwide and their return to historical levels of attendance, the timing of when new films are released, consumer behavior and general economic conditions, the solvency of the Company’s exhibitor partners, their ability to make timely payments and any potential construction or installation delays involving our exhibitor partners. Such events are highly uncertain and cannot be accurately forecast. Moreover, there can be no guarantees that the Company’s liquidity needs will not increase materially over the course of this pandemic. In addition, liquidity needs as well as other changes to the Company’s business and operations may impact the Company’s ability to maintain compliance with certain covenants under the amended Credit Agreement. The Company may also be subject to impairment losses based on long-term estimated projections. These estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes. Actual results may materially differ from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic. If business conditions deteriorate further, or should they remain depressed for a prolonged period of time, management’s estimates of operating results and future cash flows for reporting units may be insufficient to support the goodwill assigned to them, thus requiring impairment charges. Estimates related to future expected credit losses and deferred tax assets could also be materially impacted by changes in estimates in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In 2017, the Company’s Board of Directors approved a new $200.0 million share repurchase program for shares of the Company’s common shares that would have expired on June 30, 2020.  In June 2020, the Board of Directors approved a 12-month extension of this program which will now expire on June 30, 2021. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the three months ended September 30, 2020, the Company did not repurchase any shares under this program. As at September 30, 2020, the Company has $89.4 million available under its approved repurchase program.

In 2019, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China in an amount not to exceed 10% of the total number of issued shares of IMAX China as at June 6, 2019 (35,605,560 shares). This program expired on the date of the 2020 Annual General Meeting of IMAX China on June 11, 2020. During the 2020 Annual General Meeting, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of issued shares as of June 11, 2020 (34,848,398 shares). This program will be valid until the 2021 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended September 30, 2020, IMAX China did not repurchase any shares under this program.

The total number of shares purchased during the nine months ended September 30, 2020, under both the Company and IMAX China’s repurchase plans, does not include any shares purchased in the administration of employee share-based compensation plans.

Item 6.  Exhibits

Exhibit No.	Description
10.52	Employment Memorandum, dated September 18, 2020, between IMAX Corporation and Mark Welton.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 29, 2020, by Richard L. Gelfond.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 29, 2020, by Patrick McClymont.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 29, 2020, by Richard L. Gelfond.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 29, 2020, by Patrick McClymont.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

Date: October 29, 2020	By:	/s/ PATRICK MCCLYMONT
Patrick McClymont
Executive Vice-President & Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2020	By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice-President, Finance & Controller
(Principal Accounting Officer)