Form 10-K
period 2020-12-31
IMAX CORP
filed 2021-03-04
CIK 921582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on June 30, 2020 was $549.8 million.

As of January 31, 2021, there were 58,948,829 common shares of the registrant outstanding.

Document Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed within 120 days of the close of IMAX Corporation’s fiscal year ended December 31, 2020, with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and the annual meeting of the stockholders of the registrant (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K to the extent described therein.

IMAX CORPORATION

December 31, 2020

IMAX CORPORATION

EXCHANGE RATE DATA

Unless otherwise indicated, all dollar amounts in this document are expressed in United States (“U.S.”) Dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in the City of New York for cable transfers in foreign currencies as certified for customs purposes by the Bank of Canada (the “Noon Buying Rate”). Such rates quoted are the number of U.S. Dollars per one Canadian Dollar and are the inverse of rates quoted by the Bank of Canada for Canadian Dollars per U.S. $1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. The Noon Buying Rate on December 31, 2020 was U.S. $0.7854.

	Years Ended December 31,
	2020	2019	2018	2017	2016
Exchange rate at end of period	0.7854	0.7699	0.7330	0.7971	0.7448
Average exchange rate during period	0.7455	0.7536	0.7718	0.7712	0.7558
High exchange rate during period	0.7863	0.7699	0.8138	0.8245	0.7972
Low exchange rate during period	0.6898	0.7353	0.7330	0.7276	0.6854

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements included in this annual report may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to business and technology strategies and measures to implement strategies, competitive strengths, goals, expansion and growth of business, operations and technology, future capital expenditures (including the amount and nature thereof), plans and references to the future success of the Company and expectations regarding its future operating, financial and technological results. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the expectations and predictions of the Company is subject to a number of risks and uncertainties, including, but not limited to, the impact of COVID-19 on the Company’s business, financial condition and results of operations and on the businesses of the Company’s customers and exhibitor partners; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws and policies of the United States and Canada; risks related to the Company’s growth and operations in China; the performance of IMAX DMR® films; the signing of IMAX theater system agreements; conditions, changes and developments in the commercial exhibition industry and broader entertainment industry, including both in-home and out-of-home entertainment markets; risks related to currency fluctuations; the potential impact of increased competition in the markets within which the Company operates, including competitive actions by other companies; the failure to respond to change and advancements in entertainment technology; risks relating to consolidation among commercial exhibitors and movie studios; risks related to new business initiatives that may be presented to and pursued by the Company; risks related to cyber-security and data privacy; risks related to the Company’s inability to protect its intellectual property; general economic, market or business conditions; the failure to convert IMAX theater system backlog into revenue; changes in laws or regulations; the failure to fully realize the projected cost savings and benefits from any of the Company’s restructuring initiatives; assumptions relating to any of the foregoing; other risks outlined in the Company’s periodic filings with the Securities and Exchange Commission; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements, and actual results or anticipated developments by the Company may not be realized, and even if substantially realized, may not have the expected consequences to, or effects on, the Company. The forward-looking statements herein are made only as of the date hereof and the Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, DMR®, IMAX nXos® and Films To The Fullest® are trademarks and trade names of the Company or its subsidiaries that are registered or otherwise protected under laws of various jurisdictions.

PART I

Item 1.  Business

The Company is a Canadian corporation that was formed in March 1994 as a result of an amalgamation between WGIM Acquisition Corp. and the former IMAX Corporation (“Predecessor IMAX”). Predecessor IMAX was incorporated in 1967.

As of December 31, 2020, the Company indirectly owns 69.89% of IMAX China Holding, Inc. (“IMAX China”), whose shares trade on the Hong Kong Stock Exchange. IMAX China is a consolidated subsidiary of the Company.

GENERAL

IMAX is one of the world’s leading entertainment technology companies, specializing in technological innovations powering the presentation of some of today’s most immersive entertainment experiences. Through its proprietary software, theater architecture, patented intellectual property and specialized equipment, IMAX offers a unique end-to-end cinematic solution to create the highest-quality, most immersive motion picture and other entertainment event experiences for which the IMAX® brand has become globally known. Top filmmakers and movie studios utilize the cutting-edge visual and sound technology of IMAX to connect with audiences in innovative ways, and as a result, IMAX’s network is among the most important and successful distribution platforms for major films and other events around the world.

The Company leverages its innovative technology and engineering in all aspects of its core business, which principally consists of the digital remastering of films and other presentations into the IMAX format (“IMAX DMR”) and the sale or lease of premium IMAX theater systems (“IMAX Theater Systems”).

IMAX Theater Systems are based on proprietary and patented image, audio and other technology developed over the course of the Company’s 53-year history. The Company’s customers are theater exhibitors that operate commercial theaters (particularly multiplexes), museums, science centers, or destination entertainment sites. The Company generally does not own the theaters in the IMAX network, but sells or leases the IMAX Theater System along with a license to use its trademarks.

As of December 31, 2020, there were 1,650 IMAX Theater Systems operating in 84 countries and territories, including 1,562 commercial multiplexes, 12 commercial destinations and 76 institutional locations. This compares to 1,624 IMAX Theater Systems operating in 81 countries and territories as of December 31, 2019 including 1,529 commercial multiplexes, 14 commercial destinations and 81 institutional locations. (See the table below under “IMAX Network and Backlog” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information on the composition of the IMAX network.)

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

Together these components cause audiences in IMAX theaters to feel as if they are a part of the on-screen action, creating a more intense, immersive, and exciting experience than a traditional theater.

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

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. In 2018, the Company introduced IMAX with Laser, a laser projection system designed for IMAX theaters in commercial multiplexes, which represents a further evolution of IMAX’s proprietary technology. The Company believes that IMAX with Laser delivers increased resolution, sharper and brighter images, deeper contrast as well as the widest range of colors available to filmmakers today. The Company further believes that IMAX with Laser is helping facilitate the next major lease renewal and upgrade cycle for the global IMAX network.

The Company is also experimenting with new technologies and new content as a way to deepen consumer engagement and brand loyalty, which includes curating unique, differentiated alternative content to be exhibited in IMAX theaters, particularly during those periods when Hollywood blockbuster film content is not available.

IMPACT OF COVID-19 PANDEMIC

In late January 2020, in response to the public health risks associated with the novel coronavirus and the disease that it causes (“COVID-19”), the Chinese government directed exhibitors in China to temporarily close more than 70,000 movie theaters, including all of the approximately 700 IMAX theaters in mainland China. On March 11, 2020, due to the worsening public health crisis associated with the novel coronavirus, COVID-19 was characterized as a pandemic by the World Health Organization, and in the following weeks, local, state and national governments instituted stay-at-home orders and restrictions on large public gatherings which caused movie theaters in countries around the world to temporarily close, including substantially all of the IMAX theaters in those countries. As a result of the theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. More recently, stay-at-home orders have been lifted in many countries and movie theaters throughout the IMAX network gradually reopened in the third quarter of 2020 with reduced capacities, physical distancing requirements, and other safety measures. As of December 31, 2020, 71% of the theaters in the IMAX commercial multiplex network were open, spanning 41 countries. This included 44% of the theaters in Domestic (i.e., United States and Canada) locations, 97% of the theaters in Greater China and 53% of the theaters in Rest of World markets. In many parts of Asia, audiences have returned to theaters, particularly IMAX theaters, in numbers consistent with pre-pandemic attendance levels despite the continued delay of Hollywood theatrical releases, which typically account for 70% of box office ticket sales in those regions. Management believes this indicates that moviegoers are eager to return to cinemas where and when theaters are open and moviegoers feel safe. However, ticket sales have been significantly lower than normal levels in theaters outside of Asia as Hollywood movie studios have further delayed the theatrical release dates for a number of films. As a result, certain theater chains have remained closed or have reduced their operating hours. In addition, theaters in major markets remain temporarily closed.

The repercussions of the COVID-19 global pandemic resulted in a significant decrease in the Company’s revenues, earnings and operating cash flows in 2020 as gross box office (“GBO”) results from the Company’s theater customers declined significantly, the installation of certain theater systems was delayed, and maintenance services were generally suspended for theaters that were closed. While there continues to be a lack of new films released by movie studios and a significant number of theaters in the IMAX network are closed, the Company is experiencing a significant decline in earnings and operating cash flows as it is generating significantly lower than normal levels of GBO-based revenue from its joint revenue sharing arrangements and digital remastering services, it is unable to provide normal maintenance services to any of the theaters that remain closed, and while some installation activity is continuing, certain theater system installations have, and may continue to be delayed. In addition, the Company has experienced and is likely to continue to experience delays in collecting payments due under existing theater sale or lease arrangements from its exhibitor customers who are facing financial difficulties as a result of the theater closures. In response, the Company has provided temporary relief to exhibitor customers by waiving or reducing maintenance fees during periods when theaters are closed or operating with reduced capacities and, in certain situations, by providing extended payment terms on annual minimum payment obligations in exchange for a corresponding or longer extension of the term of the underlying sale or lease arrangement. In 2020, the Company increased its provision for current expected credit losses by $18.6 million, in part reflecting a reduction in the credit quality of its theater related accounts receivable, financing receivables and variable consideration receivables, which management believes is primarily related to the COVID-19 pandemic and adequately addresses the risk of not collecting these receivables in full.

Management is encouraged by recent box office results in markets like China, Japan and South Korea where the virus is under control and audiences have demonstrated a willingness to return to cinema. However, the Company may continue to be significantly impacted by the COVID-19 global pandemic even after a significant portion or all theaters are reopened. The global economic impact of COVID-19 has led to record levels of unemployment in certain countries, which has led to, and may continue to result in lower consumer spending. The timing and extent of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company’s ability to generate significant GBO-based revenue until consumer behavior normalizes and consumer spending recovers.

In response to uncertainties associated with the COVID-19 global pandemic, the Company has taken and is continuing to take significant steps to preserve cash by eliminating non-essential costs, placing certain employees on a temporary furlough, reducing the working hours of other employees and reducing all non-essential capital expenditures to minimum levels.

The Company has also implemented an active cash management process, which, among other things, requires senior management approval of all outgoing payments. In addition, in the first quarter of 2020, the Company drew down $280.0 million in remaining available borrowing capacity under the Credit Facility provided by its Credit Agreement with Wells Fargo Bank, National Association (both as defined in Part II, Item 7, “Liquidity and Capital Resources”), which was then amended in June 2020 to, among other things, suspend the Senior Secured Net Leverage Ratio financial covenant in the Credit Agreement through the first quarter of 2021 and substitute quarterly EBITDA from the third and fourth quarters of 2019 in lieu of the EBITDA for the corresponding quarters of 2020 to meet the original Senior Secured Net Leverage Ratio financial covenant.

As of December 31, 2020, the Company was in compliance with all of its requirements under the Credit Agreement, as amended. The Company’s continued compliance with the requirements of the Credit Agreement will depend on the Company’s ability to generate sufficient EBITDA to ensure compliance with the Senior Secured Net Leverage Ratio covenant throughout the next twelve months, which is dependent on the timing of when theaters in the IMAX network resume normal operations. The risk of breaching this covenant within the next twelve months increases significantly as the ongoing COVID-19 pandemic continues to adversely impact the Company’s ability to generate EBITDA. A violation of this covenant would represent an event of default under the terms of the Credit Agreement, allowing lenders to declare the principal and interest on all outstanding Credit Facility indebtedness due or payable immediately. If a breach of the Senior Secured Net Leverage Ratio covenant were to occur, however, management believes the Company would be able to either reduce a sufficient portion of the drawn amount on the Credit Facility with existing cash balances to achieve compliance, obtain additional sources of liquidity prior to the time when the repayment of its outstanding Credit Facility indebtedness would be required, or negotiate a further amendment with its lenders to the Credit Agreement to provide further covenant relief.

Furthermore, the Company has applied for and received wage subsidies, tax credits and other financial support under COVID-19 relief legislation that has been enacted in the countries in which it operates. During 2020, the Company recognized $6.4 million in benefits from the Canada Emergency Wage Subsidy (“CEWS”) program and $0.7 million in benefits from the U.S. CARES Act, as reductions to Selling, General and Administrative Expenses ($6.0 million), Costs and Expenses Applicable to Revenues ($1.0 million) and Research and Development ($0.1 million) in the Consolidated Statements of Operations. The CEWS program has been extended to June 2021. The Company will continue to review and apply for additional subsidies and credits for the remaining terms of these programs, where applicable.

In the fourth quarter of 2020, the Company performed its annual goodwill impairment test considering the latest available information and determined that its goodwill was not impaired. As of December 31, 2020, the Company’s total Goodwill was $39.0 million, of which $19.1 million relates to the IMAX Systems reporting unit, $13.5 million relates to the Joint Revenue Sharing Arrangement reporting unit, and $6.4 million relates to the IMAX Maintenance reporting unit. The impairment test was performed on a reporting unit level by comparing each unit’s carrying value, including goodwill, to its fair value. The carrying value of each reporting unit is based on a systematic and rational allocation of certain assets and liabilities. The fair value of each reporting unit is assessed using a discounted cash flow model based on management’s current short-term forecast and estimated long-term projections, against which various sensitivity analyses are performed. The discount rates used in the cash flow model are derived based on the Company’s estimated weighted average cost of capital. These estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes. Actual results may differ materially from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic. (See “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)

In the fourth quarter of 2020, the Company also updated its recoverability tests of the carrying values of the theater system equipment supporting its joint revenue sharing arrangements, which are recorded within Property, Plant and Equipment. In performing its reviews of recoverability, the Company estimated the undiscounted future cash flows expected to result from the use of the assets. The cash flow estimates used in these tests are consistent with management’s estimated long-term projections, against which various sensitivity analyses were performed. These estimates are highly uncertain due to the COVID-19 global pandemic; therefore, management’s estimated cash flows factor in a number of underlying variables and ranges of possible cash flow scenarios. Actual results may differ materially from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic. For the year ended December 31, 2020, the Company recorded impairment losses of $0.3 million related to the theater system equipment supporting its joint revenue sharing arrangements. (See Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8.)

In the third quarter of 2020, the Company assessed the recoverability of its deferred tax assets and recorded a $23.7 million valuation allowance to reduce the value of deferred tax assets. The valuation allowance was recorded in the jurisdictions where management could not reliably forecast that future tax liabilities would arise within the next five years, primarily due to the uncertainties around the long-term impact of the COVID-19 global pandemic. In the fourth quarter of 2020, the Company increased the valuation allowance against its deferred tax assets by $4.9 million due to additional losses recorded in the period. The valuation allowance is expected to reverse when the Company determines it is more likely than not that the deferred tax assets in these jurisdictions will be realized. Despite this valuation allowance, the Company remains entitled to benefit from the tax attributes which currently have a valuation allowance applied to them.

If business conditions deteriorate further, or should they remain depressed for a more prolonged period of time, management’s estimates of operating results and future cash flows for the IMAX Systems and Joint Revenue Sharing Arrangements reporting units may be insufficient to support the goodwill assigned to them, thus requiring impairment charges. The Company will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. In addition, estimates related to future expected credit losses and the recoverability of deferred tax assets, as well as the recoverability of joint revenue sharing equipment assets and the realization of variable consideration assets, could also be further impacted by changes in management’s estimates. (see Notes 3, 5 and 12 of Notes to Consolidated Financial Statements in Part II, Item 8).

(See “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part I, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” in Part II, Item 7, and Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8.)

IMAX NETWORK

The Company believes the IMAX network is one of the most extensive premium networks in the world with 1,650 IMAX Theater Systems operating in 84 countries and territories, including 1,562 commercial multiplex, 12 commercial destination and 76 institutional locations as of December 31, 2020. (See the table below under “IMAX Network and Backlog” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information on the composition of the IMAX network.)

The Company currently believes that over time its commercial multiplex network could grow to approximately 3,318 IMAX theaters worldwide from the 1,562 commercial multiplex IMAX theaters operating as of December 31, 2020. The Company believes that the majority of its future growth will come from international markets. As of December 31, 2020, 72.8% of IMAX Theater Systems in operation were located within international markets (defined as all countries other than the United States and Canada), an increase from 71.9% as of December 31, 2019, and approximately 86.0% of the new IMAX Theater Systems in backlog are scheduled to be installed in international markets, compared to 85.7% as of December 31, 2019. Revenues and gross box office derived from international markets continue to exceed revenues and gross box office from the United States and Canada. This was especially true during 2020 as the pace and extent of the reopening of IMAX theaters in Greater China amidst the COVID-19 global pandemic exceeded that of theaters in Domestic (i.e., United States and Canada) and Rest of World markets. (See “Impact of COVID-19 Pandemic” above.)

Greater China is the Company’s largest market, measured by revenues, with approximately 38% and 31% of overall revenues generated from its Greater China operations in the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had 745 theaters operating in Greater China and an additional 238 new theaters (plus 13 upgrades) in backlog that are scheduled to be installed in Greater China by 2028. The Company’s backlog in Greater China represents 47.6% of its total current backlog, including upgrades. The Company’s largest single international partnership is in China with Wanda Film (“Wanda”). Wanda’s total commitment to the Company is for 361 IMAX Theater Systems in Greater China (of which 347 IMAX Theater Systems are under the parties’ joint revenue sharing arrangement). (See “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there” in Part I, Item 1A.)

(See “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part I, Item 1A.)

PRINCIPAL PRODUCTS AND SERVICES

The Company believes it is the world’s largest designer and manufacturer of specialty premium projection and sound system components for large-format theaters around the world, and it is also a significant distributor of large-format films. The Company’s theater systems include specialized IMAX projectors, advanced sound systems and specialty screens.

The Company’s principal products and services are as follows:

•	IMAX DMR – The digital remastering of films and other content into IMAX formats for distribution to the IMAX network.

•	IMAX Theater Systems – The sale or lease of premium IMAX Theater Systems to exhibitor customers.

•	IMAX Maintenance – The provision of proactive and emergency maintenance services to the IMAX network.

•

New Business Initiatives – Activities principally related to the exploration of new lines of business and new initiatives outside of the Company’s core business that are in the development and/or start-up phases.

•

Other – The distribution of large-format documentary films, primarily to institutional theaters, the provision of film post-production services, and after-market sales of IMAX projection system parts and 3D glasses.

These product lines do not fully reflect the nature and sources of revenue, or the manner in which management reviews financial information. The Company’s segment information is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21 of Notes to the Consolidated Financial Statements in Part II, Item 8.

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

The IMAX DMR process involves:

•	in certain instances, scanning, at the highest possible resolution, each individual frame of the movie and converting it into a digital image;

•	optimizing the image using proprietary image enhancement tools;

•	enhancing the digital image using techniques such as sharpening, color correction, grain and noise removal and the elimination of unsteadiness and removal of unwanted artifacts;

•	recording the enhanced digital image into an IMAX digital cinema package (“DCP”) format or onto IMAX 15/70-format film; and

•	specially remastering the soundtrack to take full advantage of the unique sound system of IMAX Theater Systems.

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film. Collectively, the Company refers to these enhancements as “IMAX DNA”. Filmmakers and movie studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting films with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a movie screen. Avengers: Endgame, the highest-grossing film in history, released in April 2019, was shot entirely using IMAX cameras. In 2020, Universal Pictures’ 1917 was released with select scenes specifically formatted for IMAX screens, Warner Bros. Pictures’ Tenet was filmed with IMAX cameras, and Warner Bros. Pictures’ Wonder Woman 1984, released globally in December 2020, was partially shot with IMAX cameras. In addition, Bona Film’s The Rescue, which was released in China in December 2020, has an expanded aspect ratio that is exclusive to IMAX.

The Company remains in active negotiations with all major Hollywood studios for additional films to fill out its short and long-term film slate for the IMAX network. However, as a result of the theater closures associated with the COVID-19 global pandemic, Hollywood movie studios have postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many scheduled to be shown in IMAX theaters, while several other films have been released directly or concurrently to streaming platforms. Accordingly, as of the filing of this report, there remains uncertainty around the release dates of certain major films.

IMAX Theater Systems

The Company’s primary products are its IMAX Theater Systems, which are either sold or leased to exhibitor customers along with a license for the use of the globally recognized IMAX brand. The Company’s digital projection systems include a projector that offers superior image quality and stability and a digital theater control system; a digital audio system delivering up to 12,000 watts of sound; a screen with a proprietary coating technology, and, if applicable, 3D glasses cleaning equipment. IMAX’s digital projection system also operates without the need for analog film prints. As part of the arrangement to sell or lease its IMAX Theater Systems, the Company provides extensive advice on theater planning and design, and supervision of installation services.

The Company’s digital projection systems provides a premium and differentiated experience to moviegoers that is consistent with what they have come to expect from the IMAX brand, while providing exhibitor customers with the compelling economics and flexibility that digital technology affords.

The terms of each sale or lease arrangement vary according to the configuration of the IMAX Theater System, as well as the cinema and film distribution markets relevant to the geographic location of the customer.

Revenue from sale or lease of IMAX Theater Systems may be recognized at a different time from when cash is collected from the exhibitor customer. (See “Critical Accounting Policies and Estimates” in Part II, Item 7 and Note 20 of Notes to Consolidated Financial Statements in Part II, Item 8 for further discussion on the Company’s revenue recognition policies.)

The following table provides information about the Company’s backlog as of December 31, 2020 and 2019:

	December 31, 2020								December 31, 2019
	Number of				Dollar Value				Number of				Dollar Value
	Systems				(in thousands)				Systems				(in thousands)
	New		Upgrade		New		Upgrade		New		Upgrade		New		Upgrade
Sales and sales-type lease arrangements	175		10		200,296		$13,135		168		10		205,574		$12,874
Hybrid joint revenue sharing arrangements	140		7		99,911		5,560		133		7		97,736		5,560
Traditional joint revenue sharing arrangements	115	(1)	80	(1)	200	(2)	5,500	(2)	133	(1)	80	(1)	400	(2)	5,800	(2)
	430		97		300,407		$24,195		434		97		303,710		$24,234

(1)	Includes 46 IMAX Theater Systems (2019 ― 47) where the customer has the option to convert from a joint revenue sharing arrangement to a sales arrangement.
(2)	Reflects contractual upfront payments. Future contingent payments are not reflected as these are based on negotiated shares of box office results.

The number of IMAX Theater Systems in the backlog reflects the minimum number of commitments under signed contracts. The dollar value fluctuates depending on the number of new arrangements signed from year-to-year, which adds to backlog, and the installation and acceptance of IMAX Theater Systems and the settlement of contracts, both of which reduce backlog. Backlog typically represents the fixed contracted revenue under signed IMAX Theater System sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated system, as well as an estimate of variable consideration in sales arrangements, however it excludes amounts allocated to maintenance and extended warranty revenues. The value of backlog does not include revenue from theaters in which the Company has an equity interest, operating leases and long-term conditional theater commitments. Theaters under joint revenue sharing arrangements do not usually have dollar value backlog, although certain IMAX Theater Systems under joint revenue sharing arrangements provide for contracted upfront payments and therefore carry a backlog value based on those payments. The Company believes that the contractual obligations for IMAX Theater System installations that are listed in backlog are valid and binding commitments.

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

The following table presents the number of IMAX Theater Systems that are open and in backlog, by configuration, as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Theater			Theater
	Network	New	Upgrade	Network	New	Upgrade
	Base	Backlog	Backlog	Base	Backlog	Backlog
Flat Screen (2D)	4	—	—	5	—	—
Dome Screen (2D)	28	—	—	34	—	—
IMAX 3D Dome (3D)	1	—	—	1	—	—
IMAX 3D GT (3D)	9	—	—	10	—	—
IMAX 3D SR (3D)	5	—	—	7	—	—
IMAX Digital: Xenon (3D)	1,377	273	—	1,374	281	—
IMAX Digital: GT Laser (3D)	66	9	2	63	9	5
IMAX Digital: IMAX with Laser (3D)	160	148	95	130	144	92
Total	1,650	430	97	1,624	434	97

IMAX Flat Screen and IMAX Dome Theater Systems

IMAX flat screen and IMAX dome systems have been installed primarily in institutions such as museums and science centers. Flat screen IMAX theaters were introduced in 1970, while IMAX dome theaters, which are designed for tilted dome screens, were introduced in 1973. There have been several significant proprietary and patented enhancements to these systems since their introduction. As of December 31, 2020, there were 33 IMAX flat screen and IMAX dome theater systems in the IMAX network, as compared to 40 IMAX flat screen and IMAX dome theater systems as of December 31, 2019.  With the introduction of digital IMAX Theater Systems, there has been a decrease in the number of IMAX flat screen and IMAX dome theaters in the network. With the introduction of laser-based digital systems, the Company has been able to create a new Laser Dome solution for its institutional customers. As of December 31, 2020, the Company had installed six IMAX with Laser Domes, which are included in the table above.

IMAX 3D GT and IMAX 3D SR Theater Systems

IMAX 3D theaters utilize a flat screen 3D system, which produces realistic 3D images on an IMAX screen. As of December 31, 2020, there were 14 IMAX 3D GT and IMAX 3D SR Theater Systems in operation compared to 17 IMAX 3D GT and IMAX 3D SR Theater Systems in operation as of December 31, 2019. The decrease in the number of 3D GT and 3D SR Theater Systems is largely attributable to theater closures during the year.

IMAX Digital: Xenon Theater Systems

The Company believes that its xenon-based digital projection system delivers high quality imagery compared with other xenon systems. As of December 31, 2020, the Company had 1,377 xenon-based digital theater systems in the network and had an additional 273 xenon-based digital theater systems in its backlog.

IMAX Digital: Laser Theater Systems

At the end of 2014, the Company introduced its laser-based digital projection system. As a result of continued research and development aimed at creating a solution that is more affordable for its commercial multiplex partners, the Company rolled out IMAX with Laser in 2018, the Company’s laser projection system designed for IMAX theaters in commercial multiplexes. The Company believes IMAX laser-based digital projectors present greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, consume less power and last longer than other digital projection technologies, and are capable of illuminating the largest screens in the IMAX network. As of December 31, 2020, the Company had 66 GT laser-based digital systems as compared to 63 as of December 31, 2019 in the IMAX network. As of December 31, 2020, the Company had 160 IMAX with Laser systems as compared to 130 as of December 31, 2019 in the IMAX network.

IMAX Maintenance

For all IMAX theaters, theater owners or operators are also responsible for paying the Company an annual maintenance and extended warranty fee. Under these arrangements, the Company provides proactive and emergency maintenance services to every theater in its network to ensure that each presentation is up to the highest IMAX quality standard. Annual maintenance fees are paid throughout the duration of the term of the theater agreements. (See “Maintenance and Extended Warranty Services” below.)

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

IMAX Enhanced

The Company has developed a new home entertainment licensing and certification program called IMAX Enhanced. This initiative was launched along with audio leader DTS (an Xperi subsidiary), capitalizing on the companies’ decades of combined expertise in image and sound science. IMAX Enhanced brings IMAX digitally re-mastered 4K high dynamic range (HDR) content and DTS audio technologies to premier streaming platforms and best-in-class consumer electronics devices worldwide, offering consumers high-fidelity sight and sound experiences for the home.

To be certified, leading consumer electronics manufacturers spanning 4K/8K televisions, projectors, A/V receivers, loudspeakers, subwoofers and soundbars must meet a carefully prescribed set of audio and video performance standards, set by a certification committee of IMAX and DTS engineers and some of Hollywood’s leading technical specialists.

IMAX Enhanced global device partners include Sony Electronics, Hisense, TCL, Phillips, Sound United among others. By March 2021, IMAX Enhanced will have over six million certified devices in-market. IMAX Enhanced content is now available on six streaming platforms worldwide, with partners that include Sony Pictures Entertainment, Paramount Pictures, Huayi Brothers, Bona Film Group, Tencent Video, iQIYI and FandangoNOW, with more on the way.

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

Other

Through the Film Distribution segment, the Company licenses film content and distributes large-format documentary films, primarily for its institutional theater partners. The Company receives as its distribution fee either a fixed amount or a fixed percentage of the theater box office receipts and following the Company’s recoupment of its costs the Company typically is entitled to receive an additional percentage of gross revenues as participation revenues. The Company released the IMAX original production, Asteroid Hunters, in October 2020.

The ownership rights to such films may be held by the film sponsors, the film investors and/or the Company. As of December 31, 2020, the Company has distribution rights with respect to 52 such films, which cover subjects such as space, wildlife, music, sports, history and natural wonders.

Through the Film Post-Production segment, the Company provides film post-production and quality control services for large-format films (whether produced by IMAX or third parties), and digital post-production services.

The Company derives a small portion of its revenues from other sources including: one owned and operated IMAX theater in Sacramento, California; a commercial arrangement with one theater resulting in the sharing of profits and losses; the provision of management services to three other theaters; renting its proprietary 2D and 3D large-format film and digital cameras to third-party production companies; and also offering production advice and technical assistance to both documentary and Hollywood filmmakers.

MARKETING AND CUSTOMERS

The Company markets IMAX Theater Systems through a direct sales force and marketing staff located in offices in Canada, the United States, Greater China, Europe and Asia. In addition, the Company has agreements with consultants, business brokers and real estate professionals to locate potential customers and theater sites for the Company on a commission basis.

Commercial multiplex theaters are the largest part of the IMAX network, comprising 1,562 IMAX theaters, or 94.7%, of the 1,650 IMAX theaters in the IMAX network as of December 31, 2020. The Company’s institutional customers include science and natural history museums, zoos, aquaria and other educational and cultural centers. The Company also sells or leases IMAX Theater Systems to commercial destinations such as theme parks, private home theaters, tourist destination sites, fairs and expositions. As of December 31, 2020, approximately 72.8% of all open IMAX theaters were in locations outside of the United States and Canada.

The following table provides detailed information about the IMAX network by type and geographic location as of December 31, 2020 and 2019:

	December 31, 2020				December 31, 2019
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	367	4	30	401	371	4	33	408
Canada	39	1	7	47	39	2	7	48
Greater China(1)	729	—	16	745	702	—	15	717
Western Europe	115	4	8	127	115	4	10	129
Asia (excluding Greater China)	123	2	2	127	119	2	2	123
Russia & the CIS	68	—	—	68	68	—	—	68
Latin America(2)	51	1	11	63	50	1	12	63
Rest of the World	70	—	2	72	65	1	2	68
Total(3)	1,562	12	76	1,650	1,529	14	81	1,624

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.
(2)	Latin America includes South America, Central America and Mexico.
(3)	Period-to-period changes in the tables above are reported net of the effect of permanently closed theaters.

(For information on revenue breakdown by geographic area, see Note 21 of Notes to Consolidated Financial Statements in Part II, Item 8. See “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” and “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there” in Item 1A. The Company’s largest customer, Wanda, as of December 31, 2020, represents 35.1% (2019 ― 33.9%) of the Company’s network of theaters, 19.0% (2019 ― 25.6%) of the Company’s theater system backlog and 16.4% (2019 ― 16.5%) of its revenues.)

INDUSTRY OVERVIEW

Competition

The out-of-home entertainment industry is very competitive, and the Company faces a number of competitive challenges. In recent years, for instance, exhibitors and entertainment technology companies have introduced their own branded, large-screen 3D auditoriums or other proprietary theater systems, some of which include laser-based projectors, and in many cases, have marketed those auditoriums or theater systems as having similar quality or attributes to an IMAX Theater System. The Company believes that all of these alternative formats deliver images and experiences that are inferior to The IMAX Experience.

The Company may continue to face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources to develop and support them. The Company also faces in-home competition from a number of alternative motion picture distribution channels such as subscription streaming services, transactional video-on-demand (both rentals and sales), advertiser-supported video-on-demand, pay-per-view, Blu-ray Disc, and broadcast and cable television. During the COVID-19 pandemic, with theaters closed in many global markets, certain movie studios have released several high-profile films directly or concurrently to streaming platforms rather than exclusively to theaters within the traditional theatrical release window. While there can be no assurances whether or when this practice will end once the effects of the COVID-19 pandemic recede, several Hollywood studios have recently reiterated their commitment to maintaining exclusive theatrical release windows. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including gaming, sporting events, concerts, live theater, social media and restaurants.

The Company believes that its competitive strengths include the value of the IMAX brand name, the premium IMAX consumer experience, the design, quality and historic reliability rate of IMAX Theater Systems, the return on investment of an IMAX Theater System for exhibitors, the number and quality of IMAX films that it distributes, the relationships the Company maintains with prominent Hollywood and international filmmakers (a number of whom desire to film their movies with IMAX cameras) the quality of the sound system components included with an IMAX Theater System, the availability of Hollywood and international event films to IMAX theaters through IMAX DMR technology, consumer loyalty and the level of the Company’s service and maintenance and extended warranty efforts. The Company believes that its laser-based projection system increases further the technological superiority of the consumer experience it delivers. As a result, the Company believes that virtually all of the best performing premium theaters in the world are IMAX theaters.

Exhibitor Consolidation

The Company’s primary customers are commercial multiplex exhibitors. The commercial exhibition industry has undergone significant consolidation, with Wanda’s acquisitions of AMC Entertainment Holdings Inc. (“AMC”) and Hoyts Group in 2012 and 2015, respectively, and AMC’s acquisition of Carmike Cinemas and Odeon & UCI Cinemas Group (“Odeon”), which includes Nordic Cinema Group (“Nordic”), in 2016. In recent years, the industry has continued to consolidate, as evidenced by Cineworld Group’s acquisition of Regal Entertainment Group (“Regal”), the Company’s second largest customer.

The Company believes that recent exhibitor consolidation has helped facilitate the growth of the IMAX network. The Company has historically enjoyed strong relationships with large commercial exhibitor chains, which have greater capital to purchase, lease or otherwise acquire IMAX Theater Systems. As larger commercial chains such as AMC have purchased smaller chains, those smaller chains have in turn become part of the IMAX network. For instance, following AMC’s acquisition of Odeon and Nordic, the Company and AMC entered into an agreement for 25 new IMAX Theater Systems across the Odeon and Nordic network. The Company believes that continued consolidation could facilitate further signings and other strategic benefits going forward.

However, exhibitor consolidation has also resulted in individual exhibitor chains constituting a material portion of the Company’s revenue and network. Continued industry consolidation, as well as consolidation in the movie studio industry, may present risks to the Company. (See “Risk Factors – Consolidation among commercial exhibitors and studios reduces the breadth of the Company’s customer base, and could result in a narrower market for the Company’s products and reduced negotiating leverage. A deterioration in the Company’s relationship with key partners could materially, adversely affect the Company’s business, financial condition or results of operation. In addition, an adverse economic impact on a significant customer’s business operations could have a corresponding material adverse effect on the Company.” in Part I, Item 1A.)

THE IMAX BRAND

IMAX is a world leader in entertainment technology. The Company relies on its brand to communicate its leadership and singular goal of creating entertainment experiences that exceed all expectations. Top filmmakers and studios use the IMAX brand to message that a film will connect with audiences in unique and extraordinary ways. In 2020, IMAX launched the “Filmed in IMAX” program, a new partnership with the world's leading camera manufacturers to meet filmmaker demand for The IMAX Experience. Through the program, IMAX will certify high-end, best-in-class digital cameras with leading brands including ARRI, Panavision, RED Digital Cinema and Sony to work in the IMAX format when paired with its proprietary post-production process.

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

RESEARCH AND DEVELOPMENT

The Company believes that it is one of the world’s leading entertainment technology companies with significant proprietary expertise in digital and film-based projection and sound system component design, engineering and imaging technology, particularly in laser-based technology. The Company rolled out its flagship laser-based projection system at the end of 2014, which is capable of illuminating the largest screens in the Company’s network. This laser-based projection system provides greater brightness and clarity, higher contrast, a wider color gamut and deeper blacks, while consuming less power and lasting longer than existing digital technology, to ensure that the Company continues to provide the highest quality, premier movie going experience available to consumers. In 2018, the Company rolled-out IMAX with Laser, the Company’s next generation laser-based projection system, which is targeted primarily for screens in commercial multiplexes. With most of the laser development completed, the related research and development spending has declined in recent years.

The Company plans to continue research and development activity in the future in other areas considered important to its continued commercial success, including further improving the reliability of and costs associated with its projectors; enhancing its image quality; expanding the applicability of its digital technology in both theater and home entertainment; developing IMAX Theater Systems’ capabilities, including through its Connected Theaters initiative; and improving its proprietary DMR process. The Company expects its research and development efforts to center around innovation projects and DMR enhancements in 2021.

As of December 31, 2020, 45 of the Company’s employees were connected with research and development projects, compared to 52 employees as of December 31, 2019.

MANUFACTURING AND SERVICE

Projector Component Manufacturing

The Company assembles the projector of IMAX Theater Systems at its facility in Mississauga, Ontario, Canada (near Toronto). The Company develops and designs all of the key elements of the proprietary technology involved in this component. Fabrication of a majority of parts and sub-assemblies is subcontracted to a group of carefully pre-qualified third-party suppliers. Manufacture and supply contracts are signed for the delivery of the component on an order-by-order basis. The Company believes its significant suppliers will continue to supply quality products in quantities sufficient to satisfy its needs. The Company inspects all parts and sub-assemblies, completes the final assembly and then subjects the projector to comprehensive testing individually and as a system prior to shipment. Historically, these projectors, including both the Company’s xenon and laser-based projection systems, have had reliability rates based on scheduled shows of approximately 99%.

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

Maintenance and Extended Warranty Services

The Company also provides ongoing maintenance and extended warranty services to IMAX Theater Systems. These arrangements are usually for a separate fee, although the Company often includes free service in the initial year of an arrangement. The maintenance and extended warranty arrangements include service, maintenance and replacement parts for IMAX Theater Systems.

To support the IMAX network, the Company has personnel stationed in major markets throughout the world who provide periodic and emergency maintenance and extended warranty services on existing IMAX Theater Systems. The Company provides various levels of maintenance and warranty services, which are priced accordingly. Under full-service programs, Company personnel typically visit each theater every six months to provide preventative maintenance, cleaning and inspection services and emergency visits to resolve problems and issues with the theater system. Under some arrangements, customers can elect to participate in a service partnership program whereby the Company trains a customer’s technician to carry out certain aspects of maintenance. Under such shared maintenance arrangements, the Company participates in certain of the customer’s maintenance checks each year, provides a specified number of emergency visits and provides spare parts, as necessary. For both xenon and laser-based digital systems, the Company provides pre-emptive maintenance, remote system monitoring and a network operations center that provides continuous access to product experts.

PATENTS AND TRADEMARKS

The Company’s inventions cover various aspects of its proprietary technology and many of these inventions are protected by Letters of Patent or applications filed throughout the world, most significantly in the United States, Canada, China, Belgium, Japan, France, Germany and the United Kingdom. The subject matter covered by these patents, applications and other licenses encompasses theater design and geometry, electronic circuitry and mechanisms employed in projectors and projection equipment (including 3D projection equipment), a method for synchronizing digital data, a method of generating stereoscopic (3D) imaging data from a monoscope (2D) source, a process for digitally re-mastering 35mm films into large-format, a method for increasing the dynamic range and contrast of projectors, a method for visibly seaming or superimposing images from multiple projectors and other inventions relating to digital projectors and laser projection technology. The Company has the exclusive license rights from The Eastman Kodak Company (“Kodak”) to a portfolio of more than 50 patent families covering laser projection technology as well as certain exclusive rights to a broad range of Kodak patents in the field of digital cinema. The Company has been and will continue to be diligent in the protection of its proprietary interests.

As of December 31, 2020, the Company holds 110 patents, has 15 patents pending in the United States and has corresponding patents or filed applications in many countries throughout the world. While the Company considers its patents to be important to the overall conduct of its business, it does not consider any particular patent essential to its operations. Certain of the Company’s patents for improvements to the IMAX projection system components expire between 2021 and 2038.

The Company owns or otherwise has rights to trademarks and trade names used in conjunction with the sale of its products, systems and services. The following trademarks are considered significant in terms of the current and contemplated operations of the Company: IMAX®, IMAX® Dome, IMAX® 3D, IMAX® 3D Dome, Experience It In IMAX®, The IMAX Experience®, An IMAX Experience®, An IMAX 3D Experience®, IMAX DMR®, DMR®, IMAX nXos® and Films To The Fullest®. These trademarks are widely protected by registration or common law throughout the world.

HUMAN CAPITAL

The Company is a globally diverse brand with the mission to connect the world through extraordinary experiences that inspire us to reimagine what’s possible, together. The Company has the power to inspire, ignite and involve its teams, customers and partners across the 1,650 IMAX Theater Systems in its network to transcend the ordinary. However, the Company understands that these experiences are only made possible through its employees’ diverse range of unique abilities and perspectives and its ability to attract, retain and engage a talented, inclusive and respected workforce.

As of December 31, 2020, the Company had 622 full-time employees, of whom 142 employees were based outside of North America.

Total Rewards

The Company continues to have a total rewards mindset that encompasses all that is provided to its employees in the form of financial and nonfinancial compensation, benefits, well-being, and growth opportunities. The goal of these total rewards programs is to provide employees with market competitive offerings, opportunities and experiences that evolve over time.

As the Company continues to evolve as an organization, it continues to modernize its total rewards programs to deliver and drive a better employee experience and adequately reflect a diverse, multigenerational and talented workforce.

The structure of the Company’s total rewards programs balances base compensation, incentive compensation for both short-term and long-term performance and a focus on total well-being. In addition:

•

The Company’s comprehensive benefit program is a valuable piece of the Company’s total rewards package. All active, full-time employees are eligible for the benefit program, which includes medical, dental and vision coverage for employees and their families; provides income protection should employees become disabled and/or unable to work; and offers life and accidental death and dismemberment insurance. The Company provides parental leaves to all new parents for birth, adoption, or foster placement. The Company also maintains additional benefit programs to support the financial, mental, and physical well-being of its employees.

•

The Company’s employee salaries and wages are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location. Job function relative to salaries and wages are evaluated and benchmarked annually. By providing long-term equity-based incentive compensation, the Company aligns the interests of its employees with its shareholders.

•

The Company partners with multiple external industry experts around compensation and benefits to support and independently evaluate its total rewards programs. The Company receives advice from such experts relating to global benefits offerings and employee compensation to ensure alignment with its peers within the industry.

Diversity and Inclusion

The Company’s culture is defined by its core values of Inspire, Ignite, and Involve and the Company is committed to Diversity and Inclusion (“D&I”), which the Company views as the intersection of differences sparking exploration, creativity, innovation and collaboration. The Company’s focus with respect to D&I is to attract, retain, and engage a talented, inclusive and respected workforce. The Company has assembled a D&I council of employees across levels, tenure and demographic background to assist the Company in executing the four key pillars of its global D&I strategy:

•	Raise awareness and educate those around the Company on issues that are important to its people and its audiences.
•	Empower the Company’s people and leadership to be champions of diversity, equity and inclusion by rewarding positive behaviors and encouraging frequent feedback and input.
•	Communicate and connect using inclusive and concise messages.
•	Ensure that equal opportunity and diversity of people is non-negotiable in how the Company attracts, selects, supports, develops and rewards its people, and in whom IMAX chooses to partner with.

Employee Health and Safety

Recognizing the various employee heath and safety risks associated with the delivery of the world’s most immersive movie-going experience, the Company has implemented a global program for workplace safety that ensures it has the necessary controls in place to strive to keep its employees and visitors safe.

Employee heath and safety at the Company is a shared responsibility that requires continuous effort.  Risks to the health and safety of the Company’s employees are present in day-to-day office work, building renovation, manufacturing, logistics, training, testing, research and development, and during the designing, installation and service of the Company’s theaters around the world. Every employee at each IMAX location, workplace, business unit and department is responsible for participating in workplace safety planning activities and managers are responsible for employee health and safety program implementation for their business function. This effort is supported by a cross-functional Heath and Safety team dedicated to employee health and safety and business continuity.

This relentless focus and commitment to the health and safety of the Company’s employees was never more evident than in the Company’s approach to COVID-19. Specifically, the Company:

•	Instituted a cross-functional Pandemic Response team to support decision making and implementation of COVID-19 response programs.
•	Supported a quick pivot to a virtual workplace and scheduling flexibility to meet competing personal demands.
•	Developed an illness reporting process to encourage those who were ill to stay home and focus on their health.
•

Increased communication with the introduction of a dedicated resource page on its intranet for information related to the understanding of COVID-19, local resources, and access to mental well-being support.

•	For work locations that remained open, the Company:
o	Required training before entering its office locations;
o	Increased cleaning protocol;
o	Upgraded air filtration and ventilation systems;
o	Provided access to personal protective equipment;
o	Mandated daily health screenings;
o	Mandated masks for those entering the facility;
o	Required social distancing and implemented flow of traffic requirements in the building; and
o	Modified workspaces to allow for social distancing and plexiglass protections where necessary.

AVAILABLE INFORMATION

The Company makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after such filings have been made with the United States Securities and Exchange Commission (the “SEC”). Reports may be obtained free of charge through the SEC’s website at www.sec.gov and through the Company’s website at www.imax.com or by calling the Company’s Investor Relations Department at 212-821-0100. No information included on the Company's website shall be deemed included or otherwise incorporated into this Form 10-K, except where expressly indicated.

Item 1A.  Risk Factors

Before you make an investment decision with respect to the Company’s common stock, you should carefully consider all of the information included in this Form 10-K and the Company’s subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described below and the risks and uncertainties related to "Forward Looking Statements," any of which could have a material adverse effect on the Company’s business, results of operations, financial condition and the actual outcome of matters as to which forward looking statements are made in this annual report. The following risk factors, which are not ranked in any particular order, should be read in conjunction with the balance of this annual report, including the Consolidated Financial Statements and related notes. The risks described below are not the only ones the Company faces. Additional risks that the Company deems immaterial or that are currently unknown to the Company may also impair its business or operations.

RISKS RELATED TO THE COMPANY’S BUSINESS AND OPERATIONS

The Company has experienced a significant decrease in its revenues, earnings, and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods.

In late January 2020, in response to the public health risks associated with COVID-19, the Chinese government directed exhibitors in China to temporarily close more than 70,000 movie theaters, including all of the approximately 700 IMAX theaters in mainland China. On March 11, 2020, due to the worsening public health crisis associated with the novel coronavirus, COVID-19 was characterized as a pandemic by the World Health Organization, and in the following weeks, local, state and national governments instituted stay-at-home orders and restrictions on large public gatherings which caused movie theaters in countries around the world to temporarily close, including substantially all of the IMAX theaters in those countries. As a result of the theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. More recently, stay-at-home orders have been lifted in many countries and movie theaters throughout the IMAX network gradually reopened in the third quarter of 2020 with reduced capacities, physical distancing requirements, and other safety measures. As of December 31, 2020, 71% of the theaters in the IMAX commercial multiplex network were open, spanning 41 countries. This included 44% of the theaters in Domestic (i.e., United States and Canada) locations, 97% of the theaters in Greater China and 53% of the theaters in Rest of World markets. However, ticket sales have been significantly lower than normal levels in theaters outside of Asia as Hollywood movie studios have further delayed the theatrical release date for a number of films. As a result, certain theater chains have remained closed or have reduced their operating hours. In addition, theaters in major markets remain temporarily closed.

The repercussions of the COVID-19 global pandemic resulted in a significant decrease in the Company’s revenues, earnings, and operating cash flows in 2020 due to a decline in the box office related revenues from its joint revenue sharing arrangements and digital remastering services, delays in the installation of certain theater systems and the suspension of maintenance services for theaters that were closed. While there continues to be a lack of new films released by movie studios and a significant number of theaters in the IMAX network are closed, the Company is experiencing a significant decline in earnings and operating cash flows as it is generating significantly lower than normal levels of GBO-based revenue from its joint revenue sharing arrangements and digital remastering services, it is unable to provide normal maintenance services to any of the theaters that remain closed, and while some installation activity is continuing, certain theater system installations have, and may continue to be delayed. Moreover, given the uncertainty around when movie-going will return to historical levels, there is no guarantee that the impacts of the COVID-19 global pandemic on the Company will end even after some or all theaters are reopened. In addition, the global economic impact of COVID-19 has resulted in record levels of unemployment in certain countries, which has led to, and may continue to result in, lower consumer spending. The timing and extent of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company’s ability to generate significant GBO-based revenue until consumer behavior normalizes and consumer spending recovers.

In response to uncertainties associated with the COVID-19 global pandemic, the Company has taken and is continuing to take significant steps to preserve cash by eliminating non-essential costs, placing certain employees on a temporary furlough, reducing the working hours of other employees and reducing all non-essential capital expenditures to minimum levels. The Company has also implemented an active cash management process, which, among other things, requires senior management approval of all outgoing payments. In addition, in the first quarter of 2020, the Company drew down $280.0 million in remaining available borrowing capacity under its credit facility, which was then amended in June 2020 to, among other things, suspend the Senior Secured Net Leverage Ratio financial covenant in the underlying credit agreement through the first quarter of 2021 and substitute quarterly EBITDA from the third and fourth quarters of 2019 in lieu of the EBITDA for the corresponding quarters of 2020 to meet the original Senior Secured Net Leverage Ratio financial covenant.

As of December 31, 2020, the Company was in compliance with all of its requirements under the Credit Agreement, as amended. The Company’s continued compliance with the requirements of the Credit Agreement will depend on the Company’s ability to generate sufficient EBITDA to ensure compliance with the Senior Secured Net Leverage Ratio covenant throughout the next twelve months, which is dependent on the timing of when theaters in the IMAX network resume normal operations. The risk of breaching this covenant within the next twelve months increases significantly as the ongoing COVID-19 pandemic continues to adversely impact the Company’s ability to generate EBITDA. A violation of this covenant would represent an event of default under the terms of the Credit Agreement, allowing lenders to declare the principal and interest on all outstanding Credit Facility indebtedness due or payable immediately. If a breach of the Senior Secured Net Leverage Ratio covenant were to occur, however, management believes the Company would be able to either reduce a sufficient portion of the drawn amount on the Credit Facility with existing cash balances to achieve compliance, obtain additional sources of liquidity prior to the time when the repayment of its outstanding Credit Facility indebtedness would be required, or negotiate a further amendment with its lenders to the Credit Agreement to provide further covenant relief.

The Company has applied for wage subsidies, tax credits and other financial support under COVID-19 relief legislation that has been enacted in the countries in which it operates. There can, however, be no guarantees that the steps the Company has taken and continues to take to preserve cash and manage its expenditures will result in the cost savings the Company anticipates. There can also be no guarantees that any wage subsidies, tax credits and other financial support or any other governmental benefits and support for which the Company is eligible will materialize in the amounts expected. The Company cannot predict the manner in which such benefits will be allocated or administered, and the Company cannot guarantee that it will be able to access such benefits in a timely manner or at all. Certain of the benefits the Company seeks to access or may apply for in the future have not previously been administered on the present scale or at all. Any benefits the Company expects to receive, or may apply for in the future, may not be at the same levels as currently estimated, may impose additional conditions and restrictions on the Company’s operations or may otherwise provide less relief than currently contemplated. There can be no guarantees that the Company will receive any additional material financial support through these or other programs that may be created, expanded, or implemented by governments in the countries in which the Company operates.

In addition, the Company has experienced and is likely to continue to experience delays in collecting payments due under existing theater sale or lease arrangements from its exhibitor partners who are facing financial difficulties as a result of the theater closures. Certain of the Company’s exhibitor partners that had reopened theaters have temporarily suspended operations of their theater network in certain jurisdictions and other exhibitor partners have reduced their theaters’ operating hours, which may exacerbate existing financial difficulties. Other exhibitor partners in the future may make similar decisions to close all or part of their global theater networks or to reduce their operating hours if the COVID-19 pandemic continues and Hollywood movie studios continue to delay the release of new films, or for other reasons, which would further increase the risks associated with payments under existing agreements with the Company. The ability of such partners to make payments cannot be guaranteed and is subject to changing economic circumstances. Such theater closures and other challenges in the theatrical industry may force some of the Company’s exhibitor partners into bankruptcy proceedings.  In such cases, local laws governing restructurings would apply, and there can be no guarantees of the Company’s success in obtaining complete or partial payments owed to it by the applicable exhibitor partners.  Further, the Company has had to delay movie theater installations from backlog and may be required to further delay or cancel such installations in the future. As a result, the Company’s future revenues and cash flows may be adversely affected.

Given the dynamic nature of the circumstances, while the Company has been negatively impacted as of the date of filing of this report, it is difficult to predict the full extent of such adverse impact of the COVID-19 global pandemic on the Company’s financial condition, liquidity, business and results of operations in future reporting periods. The extent and duration of such impact on the Company will depend on future developments, including, but not limited to, the timing of reopening of movie theaters worldwide and their return to historical levels of attendance, the timing of when new films are released, consumer behavior and general economic conditions, the solvency of the Company’s exhibitor partners, their ability to make timely payments and any potential construction or installation delays involving our exhibitor partners. Such events are highly uncertain and cannot be accurately forecast. Moreover, there can be no guarantees that the Company’s liquidity needs will not increase materially over the course of this pandemic. In addition, liquidity needs as well as other changes to the Company’s business and operations may impact the Company’s ability to maintain compliance with certain covenants under the amended Credit Agreement. The Company may also be subject to impairment losses based on long-term estimated projections. These estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes. Actual results may differ materially from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic. If business conditions deteriorate further, or should they remain depressed for a more prolonged period of time, management’s estimates of operating results and future cash flows for reporting units may be insufficient to support the goodwill assigned to them, thus requiring impairment charges. Estimates related to future expected credit losses and deferred tax assets, as well as the recoverability of joint revenue sharing equipment and the realization of variable consideration assets, could also be materially impacted by changes in estimates in the future.

The COVID-19 pandemic and public health measures implemented to contain it may also have the effect of heightening many of the other risks described in this Form 10-K, including, but not limited to, risks relating to harm to our key personnel, diverting management’s resources and time to addressing the impacts of COVID-19, which may negatively affect the Company’s ability to implement its business plan and pursue certain opportunities, potential impairments, the effectiveness of our internal control of financial reporting, cybersecurity and data privacy risks due to employees working from home, and risks of increased indebtedness due to the full draw down of the Credit Facility, including the Company’s ability to seek waivers of covenants or to refinance such borrowings, among others. The longer the COVID-19 pandemic and associated protective measures persist, the more severe the extent of the adverse impact of the pandemic on the Company is likely to be.

General political, social and economic conditions can affect the Company’s business by reducing both revenues generated from existing IMAX Theater Systems and the demand for new IMAX Theater Systems.

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

The success of the IMAX network is directly related to the availability and success of IMAX DMR films, for which there can be no guarantee.

An important factor affecting the growth and success of the IMAX network is the availability and strategic selection of films for IMAX theaters and the box office performance of such films. The Company itself produces only a small number of such films and, as a result, the Company relies principally on films produced by third-party filmmakers and studios, including both Hollywood and local language features converted into the Company’s large format using IMAX DMR technology. In 2020, 31 IMAX DMR films were released by studios to the worldwide IMAX network. There is no guarantee that filmmakers and studios will continue to release films to the IMAX network, or that the films selected for release to the IMAX network will be commercially successful. The Company is directly impacted by the commercial success and box office results of the films released to the IMAX network through its joint revenue sharing arrangements, as well as through the percentage of the box office receipts the Company receives from the studios releasing IMAX DMR films, and the Company’s continued ability to secure films, find suitable partners for joint revenue share arrangements and to sell IMAX Theater Systems. The commercial success of films released to IMAX theaters depends on a number of factors outside of the Company’s control, including whether the film receives critical acclaim, the timing of its release, the success of the marketing efforts of the studio releasing the film, consumer preferences and trends in cinema attendance. Moreover, films can be subject to delays in production or changes in release schedule, which can negatively impact the number, timing and quality of IMAX DMR and IMAX original films released to the IMAX network.

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

The Company is undertaking new lines of business. These initiatives represent new areas of growth for the Company and could include the offering of new products and services that may not be accepted by the market. The Company has recently explored initiatives in the fields of original content and in-home entertainment technology, both of which are intensely competitive businesses and which are dependent on consumer demand, over which the Company has no control. The Company is also exploring new technologies to connect the IMAX network to facilitate bringing more unique content, including broadcasts of live events, to IMAX theater audiences. If any new business in which the Company invests or attempts to develop does not progress as planned, the Company may be adversely affected by investment expenses that have not led to the anticipated results, by write-downs of its equity investments, by the distraction of management from its core business or by damage to its brand or reputation.

In addition, these initiatives may involve the formation of joint ventures and business alliances. While the Company seeks to employ the optimal structure for each such business alliance, the alliance may require a high level of cooperation with and reliance on the Company’s partners and there is a possibility that the Company may have disagreements with a relevant partner with respect to financing, technological management, product development, management strategies or otherwise. Any such disagreement may cause the joint venture or business alliance to be terminated.

The Company may not realize cost savings or other benefits from any of its restructuring initiatives and the failure to do so may have an adverse impact on its business, financial condition, or results of operations.

In connection with the ongoing analysis and evaluation of its business operations, the Company has implemented, and may from time to time implement, initiatives that it believes will position the Company for future success and long-term sustainable growth, including the elimination of certain business ventures, consolidation of properties, staff reductions and the realignment of resources. Although the Company expects its restructuring initiatives to result in cost savings aimed at increasing efficiency, profitability, operating leverage and free cash flow, there can be no assurances that these benefits will be realized to the extent projected. Some of these initiatives may also result in unintended consequences, such as additional employee attrition, business disruptions and distraction of management. If the Company does not achieve projected savings as a result of these initiatives or incurs higher than expected or unanticipated costs in implementing these initiatives, its business, financial condition, or results of operations could be adversely impacted.

The Company faces cyber-security and similar risks, which could result in the disclosure, theft, or loss of confidential or other proprietary information, including intellectual property, damage to the Company’s brand and reputation, legal exposure and financial losses. The Company must also comply with a variety of data privacy regulations and failure to comply with such regulations may affect the Company’s financial performance.

The nature of the Company’s business involves access to and storage of confidential and proprietary content and other information, including its own intellectual property and the intellectual property of certain movie studios or partners it may work with, as well as certain information regarding the Company’s customers, employees, licensees, and suppliers. Although the Company maintains robust procedures, internal policies and technological security measures to safeguard such content and information, as well as a cyber-security insurance policy, the Company’s information technology systems could be penetrated by internal or external parties intent on extracting information, corrupting information, stealing intellectual property or trade secrets, or disrupting business processes. Information security risks have increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. The Company’s information technology infrastructure may be vulnerable to such attacks, including through the use of malware, software bugs, computer viruses, ransomware, social engineering, and denial of service. It is possible that such attacks could compromise the Company’s security measures or the security measures of parties with whom the Company does business, and thereby could result in obtaining the confidential or proprietary information of the Company or its customers, employees, licensees, and suppliers. Because the techniques that may be used to circumvent the Company’s safeguards change frequently and may be difficult to detect, the Company may be unable to anticipate any new techniques or implement sufficient preventive security measures. The Company seeks to monitor such attempts and incidents and to prevent their recurrence through modifications to the Company’s internal procedures and information technology infrastructure, but in some cases preventive action might not be successful. Moreover, the development and maintenance of these security measures may be costly and will require ongoing updates as technologies evolve and techniques to overcome the Company’s security measures become more sophisticated. Any such breach or unauthorized access could result in a disruption of the Company’s operations, the theft, unauthorized use or publication of the Company’s intellectual property, other proprietary information or the personal information of customers, employees, licensees or suppliers, a reduction of the revenues the Company is able to generate from its operations, damage to the Company’s brand and reputation, a loss of confidence in the security of the Company’s business and products, and significant legal and financial exposure, each of which could potentially have an adverse effect on the Company’s business.

In addition, a variety of laws and regulations at the international, national, and state level govern the Company’s collection, use, protection and processing of personal data. These laws, including the General Data Protection Regulation and the California Consumer Privacy Act, are constantly evolving and may result in increasing regulatory oversight and public scrutiny in the future. The Company’s actual or perceived failure to comply with such regulations could result in fines, investigations, enforcement actions, penalties, sanctions, claims for damages by affected individuals, and damage to the Company’s reputation, among other negative consequences, any of which could have a material adverse effect on its financial performance.

The credit agreement governing the Company’s senior secured credit facility contains significant restrictions that limit its operating and financial flexibility.

The credit agreement governing the Company’s senior secured credit facility contains certain restrictive covenants that, among other things, limit its ability to:

•	incur additional indebtedness;
•	pay dividends and make distributions;
•	repurchase stock;
•	make certain investments;
•	transfer or sell assets;
•	create liens;
•	enter into transactions with affiliates;
•	issue or sell stock of subsidiaries;
•	create dividend or other payment restrictions affecting restricted subsidiaries; and

•	merge, consolidate, amalgamate, or sell all or substantially all of its assets to another person.

These restrictive covenants impose operating and financial restrictions on the Company that limit the Company’s ability to engage in acts that may be in the Company’s long-term best interests.

RISKS RELATED TO THE COMPANY’S INTERNATIONAL OPERATIONS

The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales, and future growth prospects.

A significant portion of the Company’s revenues and gross box office are generated by customers located outside the United States and Canada. Approximately 77%, 66% and 66% of the Company’s revenues were derived outside of the United States and Canada in 2020, 2019 and 2018, respectively. As of December 31, 2020, approximately 74.8% of IMAX Theater Systems in backlog are scheduled to be installed in international markets. The Company’s network spanned 84 different countries as of December 31, 2020, and the Company expects its international operations to continue to account for an increasingly significant portion of its future revenues. There are a number of risks associated with operating in international markets that could negatively affect the Company’s operations, sales and future growth prospects. These risks include:

•	new restrictions on access to markets, both for IMAX Theater Systems and films;
•

unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements, including censorship of content that may restrict what films the Company’s theaters can present;

•	fluctuations in the value of various foreign currencies versus the U.S. Dollar and potential currency devaluations;
•	new tariffs, trade protection measures, import or export licensing requirements, trade embargoes, sanctions, and other trade barriers;
•	difficulties in obtaining competitively priced key commodities, raw materials and component parts from various international sources that are needed to manufacture quality products on a timely basis;
•	imposition of foreign exchange controls in foreign jurisdictions;
•	dependence on foreign distributors and their sales channels;
•	reliance on local partners, including in connection with joint revenue sharing arrangements;
•	difficulties in staffing and managing foreign operations;
•	inability to complete installations of or collect full payment on installations of IMAX Theater Systems;
•	local business practices that can present challenges to compliance with applicable anti-corruption and bribery laws;
•	difficulties in establishing market-appropriate pricing;
•	less accurate and/or less reliable box office reporting;
•

adverse changes in foreign government monetary and/or tax policies, and/or difficulties in repatriating cash from foreign jurisdictions (including with respect to China, where approval of the State Administration of Foreign Exchange is required);

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

In addition, changes in United States or Canadian foreign policy can present additional risks or uncertainties as the Company continues to expand its international operations. Opening and operating theaters in markets that have experienced geopolitical or sociopolitical unrest or controversy, including through partnerships with local entities, exposes the Company to the risks listed above as well as additional risks of operating in a volatile region.  Such risks may negatively impact the Company’s business operations in such regions and may also harm the Company’s brand. Moreover, a deterioration of the diplomatic relations between the United States or Canada and a given country may impede the Company’s ability to operate theaters in such countries and have a negative impact on the Company’s financial condition and future growth prospects.

The Company faces risks in connection with its significant presence in China and the continued expansion of its business there.

Greater China is the Company’s largest market by revenue, with approximately 38% of overall revenues generated from its Greater China operations in 2020. As of December 31, 2020, the Company had 745 theaters operating in Greater China with an additional 251 theaters in backlog, which represent 47.6% of the Company’s current backlog and which are scheduled to be installed in Greater China by 2028. Of the IMAX Systems currently scheduled to be installed in Greater China, 65.3% are under joint revenue sharing arrangements, which further increases the Company’s ongoing exposure to box office performance in this market.

The China market faces a number of risks, including changes in laws and regulations, currency fluctuations, increased competition and changes in economic conditions, including the risk of an economic downturn or recession, trade embargoes, restrictions or other barriers, as well as other conditions that may impact the Company’s exhibitor and studio partners, and consumer spending. Adverse developments in any of these areas could impact the Company’s future revenues and cash flows and could cause the Company to fail to achieve anticipated growth.

Moreover, certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates both the scope of the Company’s continued expansion in China and the business conducted by it within China. For instance, the Chinese government regulates the number, timing, and terms of Hollywood films released to the China market. The Company cannot provide assurance that the Chinese government will continue to permit the release of IMAX films in China or that the timing or number of IMAX releases will be favorable to the Company. There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. If the Company were unable to navigate China’s regulatory environment, or if the Company were unable to enforce its intellectual property or contract rights in China, the Company’s business could be adversely impacted.

The Company may experience adverse effects due to exchange rate fluctuations.

A substantial portion of the Company’s revenues are denominated in U.S. Dollars, while a substantial portion of its expenses are denominated in Canadian Dollars. The Company also generates revenues in Chinese Yuan Renminbi, Euros and Japanese Yen. While the Company periodically enters into forward contracts to hedge its exposure to exchange rate fluctuations between the U.S. and the Canadian Dollar, the Company may not be successful in reducing its exposure to these fluctuations. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. Even in jurisdictions in which the Company does not accept local currency or requires minimum payments in U.S. Dollars, significant local currency issues may impact the profitability of the Company’s arrangements for the Company’s customers, which ultimately affect the Company’s ability to negotiate cost-effective arrangements and, therefore, the Company’s results of operations. In addition, because IMAX films generate box office in 84 different countries, unfavorable exchange rates between applicable local currencies and the U.S. Dollar could affect the Company’s reported gross box office and revenues, further impacting the Company’s results of operations.

RISK RELATED TO THE COMPANY’S INDUSTRY

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

The Company’s primary customers are commercial multiplex exhibitors. The commercial exhibition industry has undergone significant consolidation, with Wanda’s acquisitions of AMC and Hoyts Group in 2012 and 2015, respectively, and AMC’s acquisition of Carmike Cinemas and Odeon & UCI Cinemas Group, which includes Nordic Cinema Group, in 2016. In recent years, the industry has continued to consolidate, as evidenced by Cineworld Group’s acquisition of Regal Entertainment Group in 2018. Exhibitor concentration has resulted in certain exhibitor chains constituting a material portion of the Company’s network and revenue. For instance, Wanda and AMC continue to be the Company’s largest exhibitor customer, representing approximately, 16.4%, 16.5% and 17.1% of the Company’s total revenues in 2020, 2019 and 2018, respectively. Wanda’s current commitment to the Company stands at 361 IMAX Theater Systems, and Wanda and AMC together represented approximately 35.1% of the commercial network and 19.0% of the Company’s backlog as of December 31, 2020. The share of the Company’s revenue that is generated by Wanda and AMC is expected to continue to grow as the number of Wanda theater systems currently in backlog are opened. No assurance can be given that significant customers such as Wanda and/or AMC will continue to purchase IMAX Theater Systems and/or enter into joint revenue sharing arrangements with the Company and if so, whether contractual terms will be affected. If the Company does business with either Wanda and/or AMC or other large exhibitor chains less frequently or on less favorable terms than currently, the Company’s business, financial condition or results of operations may be adversely affected. In addition, an adverse economic impact on a significant customer’s business operations could have a corresponding material adverse effect on the Company.

The Company also receives revenues from studios releasing IMAX DMR films. Hollywood studios have also experienced consolidation, as evidenced by the Walt Disney Company’s acquisition of certain studio assets from Twenty First Century Fox in 2019. Studio consolidation could result in individual studios comprising a greater percentage of the Company’s film slate and overall DMR revenue, and could expose the Company to the same risks described above in connection with exhibitor consolidation.

RISKS RELATED TO THE COMPANY’S COMPETITVE ENVIRONMENT

Failure to respond adequately or in a timely fashion to changes and advancements in digital technology could negatively affect the Company’s business.

There have been a number of advancements in the digital cinema field in recent years. In order to keep pace with these changes and in order to continue to provide an experience that is premium to and differentiated from conventional cinema experiences, the Company has made, and expects to continue to make, significant investments in digital technology in the form of research and development and the acquisition of third party intellectual property and/or proprietary technology. In recent years, the Company has made significant investments in laser technology as part of the development of its next-generation laser-based digital projection system, which it began rolling out to the largest theaters in the IMAX network at the end of 2014. The Company continued research and development throughout 2018 to support the further development and roll-out of IMAX with Laser projection system, which is targeted primarily for screens in commercial multiplexes. The process of developing new technologies is inherently uncertain and subject to certain factors that are outside of the Company’s control, including reliance on third party partners and suppliers, and the Company can provide no assurance its investments will result in commercially viable advancements to the Company’s existing products or in commercially successful new products, or that any such advancements or products will improve upon existing technology or will be developed within the timeframe expected.

The introduction of new, competing products and technologies could harm the Company’s business.

The out-of-home entertainment industry is very competitive, and the Company faces a number of competitive challenges. According to the National Association of Theater Owners, as of December 31, 2020, there were approximately 43,800 conventional-sized screens in North American multiplexes. The Company faces competition both in the form of technological advances in in-home entertainment as well as those within the theater-going experience. In recent years, for instance, exhibitors and entertainment technology companies have introduced their own branded, large-screen 3D auditoriums or other proprietary theater systems, and in many cases have marketed those auditoriums or theater systems as having similar quality or attributes as an IMAX Theater System. The Company may continue to face competition in the future from companies in the entertainment industry with new technologies and/or substantially greater capital resources to develop and support them. If the Company is unable to continue to deliver a premium movie-going experience, or if other technologies surpass those of the Company, the Company may be unable to continue to produce theater systems which are premium to, or differentiated from, other theater systems.

As noted above, the Company faces in-home competition from a number of alternative motion picture distribution channels such as home video, pay-per-view, streaming services, video-on-demand, Blu-ray Disc, Internet and syndicated and broadcast television. In addition, as a result of the COVID-19 pandemic and related movie theater closures, in 2020, a number films were released directly to streaming services, at the same time as being released in theaters or instead of  being released in theaters, and there can be no assurance that this practice will end once movie theaters reopen. Should this practice continue, in-home competition with streaming services will further intensify. The Company further competes for the public’s leisure time and disposable income with other forms of entertainment, including gaming, sporting events, concerts, live theater, social media, and restaurants.

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

The Company depends on its proprietary knowledge regarding IMAX and digital and film technology. The Company relies principally upon a combination of copyright, trademark, patent and trade secret laws, restrictions on disclosures and contractual provisions to protect its proprietary and intellectual property rights. These laws and procedures may not be adequate to prevent unauthorized parties from attempting to copy or otherwise obtain the Company’s processes and technology or deter others from developing similar processes or technology, which could weaken the Company’s competitive position and require the Company to incur costs to secure enforcement of its intellectual property rights. The protection provided to the Company’s proprietary technology by the laws of foreign jurisdictions may not protect it as fully as the laws of Canada or the United States. The lack of protection afforded to intellectual property rights in certain international jurisdictions may be increasingly problematic given the extent to which future growth of the Company is anticipated to come from foreign jurisdictions. Finally, some of the underlying technologies of the Company’s products and system components are not covered by patents or patent applications.

The Company owns patents issued and patent applications pending, including those covering its digital projector, digital conversion technology and laser illumination technology. The Company’s patents are filed in the United States, often with corresponding patents or filed applications in other jurisdictions, such as Canada, China, Belgium, Japan, France, Germany, and the United Kingdom. The patent applications pending may not be issued or the patents may not provide the Company with any competitive advantage. The patent applications may also be challenged by third parties. Several of the Company’s issued patents for improvements to IMAX projection system components expire between 2021 and 2038. Any claims or litigation initiated by the Company to protect its proprietary technology could be time consuming, costly and divert the attention of its technical and management resources.

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

RISKS RELATED TO THE COMPANY’S REVENUES, EARNINGS, AND FINANCIAL POSITION

The Company’s operating results and cash flow can vary substantially from period to period and could increase the volatility of its share price.

The Company’s operating results and cash flow can fluctuate substantially from period to period. In particular, fluctuations in IMAX Theater System installations and GBO performance of IMAX DMR content can materially affect operating results. Factors that have affected the Company’s operating results and cash flow in the past, and are likely to affect its operating results and cash flow in the future, include, among other things:

•	the timing of signing and installation of new IMAX Theater Systems (particularly for installations in newly-built multiplexes, which can result in delays that are beyond the Company’s control);
•	the timing and commercial success of films distributed to the Company’s theater network;
•	the demand for, and acceptance of, its products and services;
•	the recognition of revenue of sales and sales-type leases;
•	the classification of leases as sales-type versus operating leases;
•	the volume of orders received and that can be filled in the quarter;
•	the level of its sales backlog;
•	the signing of film distribution agreements;
•	the financial performance of IMAX theaters operated by the Company’s customers;
•	financial difficulties faced by customers, particularly customers in the commercial exhibition industry;
•	the magnitude and timing of spending in relation to the Company’s research and development efforts and related investments as well as new business initiatives; and
•	the number and timing of joint revenue sharing arrangement installations, related capital expenditures and timing of related cash receipts.

Most of the Company’s operating expenses are fixed in the short term. The Company may be unable to rapidly adjust its spending to compensate for any unexpected shortfall in sales, joint revenue sharing arrangements revenue or IMAX DMR revenue, which would harm operating results for a particular period, although the results of any particular period are not necessarily indicative of the Company’s results for any other period.

The Company’s theater system revenue can vary significantly from its cash flows under IMAX Theater System sales or lease agreements.

The Company’s theater system revenue can vary significantly from the associated cash flows. The Company often provides financing to customers for IMAX Theater Systems on a long-term basis through long-term sale or lease arrangements. The terms of leases or notes receivable are typically 10 to 12 years. The sale and lease-type agreements for IMAX Theater Systems typically provide for three major sources of cash flow:

•	initial fees, which are paid in installments generally commencing upon the signing of the agreement until installation of the IMAX Theater Systems;
•

ongoing fees, which are paid monthly after all IMAX Theater Systems have been installed and are generally equal to the greater of a fixed minimum amount per annum and a percentage of box office receipts; and

•	ongoing annual maintenance and extended warranty fees, which are generally payable commencing in the second year of theater operations.

Initial fees generally make up the vast majority of cash received under IMAX Theater System sales or lease agreements for a theater arrangement.

For sales and sales-type leases, the revenue recorded is generally equal to the sum of initial fees and the present value of any future initial payments, fixed minimum ongoing payments and sales arrangements also include an estimate of future variable consideration due under the agreement. Cash received from initial fees in advance of meeting the revenue recognition criteria for the IMAX Theater Systems is recorded as deferred revenue.

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

As a result of the above, the revenue set forth in the Company’s Consolidated Financial Statements does not necessarily correlate with the Company’s cash flow or cash position. Revenues include the present value of future contracted cash payments and there is no guarantee that the Company will receive such payments under its lease and sale agreements if its customers default on their payment obligations.

The Company may not convert all of its backlog into revenue and cash flows.

At December 31, 2020, the Company’s backlog included 527 IMAX Theater Systems, consisting of 185 IMAX Theater Systems under sales or lease arrangements and 342 IMAX Theater Systems under joint revenue sharing arrangements. The Company lists signed contracts for IMAX Theater Systems for which revenue has not been recognized as backlog prior to the time of revenue recognition. The total value of the backlog represents all signed IMAX Theater System sale or lease agreements that are expected to be recognized as revenue in the future and includes initial fees along with the estimated present value of contractual ongoing fees due over the term, and a variable consideration estimate for the IMAX Theater Systems under sales arrangements, but it excludes amounts allocated to maintenance and extended warranty revenues. Notwithstanding the legal obligation to do so, some of the Company’s customers with which it has signed contracts may not accept delivery of IMAX Theater Systems that are included in the Company’s backlog. An economic downturn may exacerbate the risk of customers not accepting delivery of IMAX Theater Systems, especially in places such as Greater China that represent a large portion of the Company’s backlog. Any reduction in backlog could adversely affect the Company’s future revenues and cash flows. In addition, customers with theater system obligations in backlog sometimes request that the Company agree to modify or reduce such obligations, which the Company has agreed to do in the past under certain circumstances. Customer-requested delays in the installation of IMAX Theater Systems in backlog remain a recurring and unpredictable part of the Company’s business.

The Company’s revenues from existing customers are derived in part from financial reporting provided by its customers, which may be inaccurate or incomplete, resulting in lost or delayed revenues.

The Company’s revenue under its joint revenue sharing arrangements, a portion of the Company’s payments under lease or sales arrangements and its film distribution fees are based upon financial reporting provided by its customers. If such reporting is inaccurate, incomplete, or withheld, the Company’s ability to receive the appropriate payments it is owed in a timely fashion may be impaired. The Company’s contractual ability to audit IMAX theaters may not rectify payments lost or delayed as a result of customers not fulfilling their contractual obligations with respect to financial reporting.

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

The Company may be subject to further impairment losses on its film assets if such assets do not meet management’s estimates of total revenues.

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

The Company records write-downs for excess and obsolete inventory based upon current estimates of future events and conditions, including the anticipated installation dates for the current backlog of theater system contracts, technological developments, signings in negotiation and anticipated market acceptance of the Company’s current and pending IMAX Theater Systems.

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

U.S. GAAP and accompanying accounting pronouncements are highly complex and involve many subjective judgments. Changes in these rules, their interpretation, management’s estimates, or changes in the Company’s products or business could significantly change its reported future earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations. (See “Critical Accounting Policies and Estimates” in Item 7.)

RISKS RELATED TO THE COMPANY’S COMMON STOCK

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

The Company is incorporated under the federal laws of Canada, some of its directors and officers are residents of Canada and a substantial portion of its assets and the assets of such directors and officers are located outside the United States. As a result, it may be difficult for U.S. plaintiffs to effect service within the United States upon those directors or officers who are not residents of the United States, or to obtain or enforce against them or the Company judgments of United States courts predicated solely upon civil liability under the U.S. federal securities laws. In addition, it may be difficult for plaintiffs to bring an original action outside of the United States against the Company to enforce liabilities based solely on U.S. federal securities laws.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s principal executive offices are located in Mississauga, Ontario, Canada, New York, New York, and Playa Vista, California. The Company’s principal facilities are as follows:

	Operation	Own/Lease	Expiration
Mississauga, Ontario(1)	Headquarters, Administrative, Assembly and Research and
	Development	Own	N/A
Playa Vista, California	Sales, Marketing, Film Production and Post-Production	Own	N/A
New York, New York	Executive	Lease	2029
Tokyo, Japan	Sales, Marketing and Maintenance	Lease	2021
Shanghai, China	Sales, Marketing, Maintenance and Administrative	Lease	2022
Dublin, Ireland	Sales, Marketing, Administrative and Research and
	Development	Lease	2026
Moscow, Russia	Sales	Lease	2021
London, United Kingdom	Sales	Lease	2021

(1)

This facility is subject to a charge in favor of Wells Fargo Bank in connection with a secured term and revolving credit facility (see Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8).

The Company believes that its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

Item 3.  Legal Proceedings

See Note 16 of Notes to Consolidated Financial Statements in Part II, Item 8.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common shares are traded on the NYSE under the symbol “IMAX”.

As of January 31, 2021, the Company had approximately 223 registered holders of record of its common shares.

Over the last two years, the Company has not paid, nor does the Company have any current plans to pay, cash dividends on its common shares. The payment of dividends by the Company is subject to certain restrictions under the terms of the Company’s indebtedness (see Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8 and “Liquidity and Capital Resources” in Part II, Item 7). The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

In 2020, the Company expanded its share-based compensation program to include the issuance of performance share units (“PSUs”). Performance share units vest only if certain profitability and market targets are achieved at the end of a three-year performance period. The amount of compensation expense recognized for such performance-based share awards is dependent upon an assessment of the likelihood of achieving these defined future profitability or market targets at the end of the performance period.  These assessments could result in a change to the number of PSUs that will ultimately vest as compared to the units granted.

Equity Compensation Plans

The following table sets forth information regarding the Company’s Equity Compensation Plan as of December 31, 2020:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,819,644	$19.23	7,436,333
Equity compensation plans not approved by security holders	nil	nil	nil
Total	6,819,644	$19.23	7,436,333

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

Issuer Purchases of Equity Securities

In 2017, the Company’s Board of Directors approved a new $200.0 million share repurchase program for shares of the Company’s common stock that would have expired on June 30, 2020. In June 2020, the Board of Directors approved a 12-month extension of this program which will now expire on June 30, 2021. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. During the three months ended December 31, 2020, the Company did not repurchase any shares under this program. In 2020, the Company repurchased 2,484,123 (2019 ― 134,384) common shares at an average price of $14.72 per share (2019 ― $19.76 per share), excluding commissions. As of December 31, 2020, the Company has $89.4 million available under its approved repurchase program.

In 2019, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China in an amount not to exceed 10% of the total number of issued shares of IMAX China as of June 6, 2019 (35,605,560 shares). This program expired on the date of the 2020 Annual General Meeting of IMAX China on June 11, 2020. During the 2020 Annual General Meeting, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of issued shares as of June 11, 2020 (34,848,398 shares). This program will be valid until the 2021 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. During the three months ended December 31, 2020, IMAX China did not repurchase any shares under this program. In 2020, IMAX China repurchased 906,400 (2019 ― 8,051,500) common shares at an average price of HKD $13.13 per share (U.S. $1.69 per share) (2019 ― HKD $18.63 per share; U.S. $2.38 per share).

The total number of shares purchased during the year ended December 31, 2020, under both the Company and IMAX China’s repurchase plans, does not include any shares purchased in the administration of employee share-based compensation plans.

CERTAIN INCOME TAX CONSIDERATIONS

United States Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax consequences of the ownership and disposition of the common shares by a holder of common shares that is an individual resident of the United States, a United States corporation, or an estate or trust the income of which is subject to U.S. federal income taxation regardless of its source (a “U.S. Holder”). This discussion does not address all aspects of U.S. federal income taxation that may be relevant to investors subject to special treatment under U.S. federal income tax law (including, for example, owners of 10.0% or more of the voting shares or value of the Company).

Distributions on Common Shares

In general, distributions (without reduction for Canadian withholding taxes) paid by the Company with respect to the common shares will be taxed to a U.S. Holder as foreign-source dividend income to the extent that such distributions do not exceed the current and accumulated earnings and profits of the Company (as determined for U.S. federal income tax purposes). Subject to certain limitations, under current law dividends paid to non-corporate U.S. Holders may be eligible for a reduced rate of taxation as long as the Company is considered to be a “qualified foreign corporation”. A qualified foreign corporation includes a foreign corporation that is eligible for the benefits of an income tax treaty with the United States or a foreign corporation, the stock of which is regularly tradable on an established securities market in the United States. The amount of a distribution that exceeds the current and accumulated earnings and profits of the Company will be treated first as a non-taxable return of capital to the extent of the U.S. Holder’s tax basis in the common shares and thereafter as taxable capital gain. Corporate holders generally will not be allowed a deduction for dividends received in respect of distributions on common shares. Subject to the limitations set forth in the U.S. Internal Revenue Code of 1986, as amended, as modified by the U.S.-Canada Income Tax Treaty, U.S. Holders may elect to claim a foreign tax credit against their U.S. federal income tax liability for Canadian income tax withheld from dividends. Alternatively, U.S. Holders may claim a deduction for such amounts of Canadian tax withheld.

Disposition of Common Shares

Upon the sale or other disposition of common shares, a U.S. Holder generally will recognize capital gain or loss equal to the difference between the amount realized on the sale or other disposition and such holder’s tax basis in the common shares. Gain or loss upon the sale or other disposition of the common shares will be long-term if, at the time of the sale or other disposition, the common shares have been held for more than one year. Long-term capital gains of non-corporate U.S. Holders may be eligible for a reduced rate of taxation. The deduction of capital losses is subject to limitations for U.S. federal income tax purposes. A U.S. Holder’s gain or loss will generally be treated as U.S.-source income or loss for foreign tax credit purposes.

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

Dividends on Common Shares

Canadian withholding tax at a rate of 25.0% (subject to reduction under the provisions of any applicable tax treaty) will be payable on dividends (or amounts paid or credited on account or in lieu of payment of, or in satisfaction of, dividends) paid or credited to a holder of common shares. Under the Canada - U.S. Income Tax Convention (1980), as amended (the “Canada - U.S. Income Tax Treaty”), the withholding tax rate is reduced to 15.0% for a holder who is entitled to the benefits of the Canada - U.S. Income Tax Treaty and who is the beneficial owner of the dividends (or to 5.0% if the holder is a company that owns at least 10.0% of the common shares).

Capital Gains and Losses

Subject to the provisions of any relevant tax treaty, capital gains realized by a holder on the disposition or deemed disposition of common shares held as capital property will not be subject to Canadian tax unless the common shares are taxable Canadian property (as defined in the Income Tax Act (Canada)), in which case the capital gains will be subject to Canadian tax at rates which will approximate those payable by a Canadian resident. Common shares generally will not be taxable Canadian property to a holder provided that, at the time of the disposition or deemed disposition, the common shares are listed on a designated stock exchange (which currently includes the NYSE) unless at any time within the 60 month period immediately preceding such time (a) any combination of (i) such holder, (ii) persons with whom such holder did not deal at arm’s length or (iii) a partnership in which such holder or any such persons holds a membership interest either directly or indirectly through one or more partnerships, owned 25.0% or more of the issued shares of any class or series of shares of the Company and (b) more than 50% of the fair market value of the common shares was derived directly or indirectly from one or any combination of (i) real or immovable property situated in Canada, (ii) Canadian resource properties, (iii) timber resource properties, and (iv) options in respect of, or interests in, or for civil law rights in, property described in any of paragraphs (i) to (iii), whether or not the property exists. In certain circumstances set out in the Income Tax Act (Canada), the common shares may be deemed to be taxable Canadian property. Under the Canada - U.S. Income Tax Treaty, a holder who is entitled to the benefits of the Canada - U.S. Income Tax Treaty and to whom the common shares are taxable, Canadian property will not be subject to Canadian tax on the disposition or deemed disposition of the common shares unless at the time of disposition or deemed disposition, the value of the common shares is derived principally from real property situated in Canada.

Item 6.  Selected Financial Data

Reserved.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IMAX is one of the world’s leading entertainment technology companies, specializing in technological innovations powering the presentation of some of today’s most immersive entertainment experiences. Through its proprietary software, theater architecture, patented intellectual property and specialized equipment, IMAX offers a unique end-to-end cinematic solution to create the highest quality, most immersive motion picture and other entertainment event experiences for which the IMAX® brand has become known globally. Top filmmakers and movie studios utilize the cutting-edge visual and sound technology of IMAX to connect with audiences in innovative ways, and, as a result, IMAX’s network is among the most important and successful distribution platforms for major films and other events around the world.

The Company leverages its innovative technology and engineering in all aspects of its core business, which principally consists of the digital remastering of films and other presentations into the IMAX format (“IMAX DMR”) and the sale or lease of premium IMAX theater systems (“IMAX Theater Systems”).

IMAX Theater Systems are based on proprietary and patented image, audio and other technology developed over the course of the Company’s 53-year history. The Company’s customers are theater exhibitors that operate commercial theaters (particularly multiplexes), museums, science centers, or destination entertainment sites. The Company generally does not own the theaters in the IMAX network, but sells or leases the IMAX Theater System along with a license to use its trademarks.

As of December 31, 2020, there were 1,650 IMAX Theater Systems operating in 84 countries and territories, including 1,562 commercial multiplexes, 12 commercial destinations, and 76 institutional locations. This compares to 1,624 IMAX Theater Systems operating in 81 countries and territories as of December 31, 2019 including 1,529 commercial multiplexes, 14 commercial destinations, and 81 institutional locations. (See the table below under “IMAX Network and Backlog” for additional information on the composition of the IMAX network.)

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

As one of the world’s leaders in entertainment technology, the Company strives to remain at the forefront of advancements in cinema technology. In 2018, the Company introduced IMAX with Laser, a laser projection system designed for IMAX theaters in commercial multiplexes, which represents a further evolution of IMAX’s proprietary technology. The Company believes that IMAX with Laser delivers increased resolution, sharper and brighter images, deeper contrast as well as the widest range of colors available to filmmakers today. The Company further believes that IMAX with Laser is helping facilitate the next major lease renewal and upgrade cycle for the global IMAX network.

The Company is also experimenting with new technologies and new content as a way to deepen consumer engagement and brand loyalty, which includes curating unique, differentiated alternative content to be exhibited in IMAX theaters, particularly during those periods when Hollywood blockbuster film content is not available.

IMPACT OF COVID-19 PANDEMIC

In late January 2020, in response to the public health risks associated with COVID-19, the Chinese government directed exhibitors in China to temporarily close more than 70,000 movie theaters, including all of the approximately 700 IMAX theaters in mainland China. On March 11, 2020, due to the worsening public health crisis associated with the novel coronavirus, COVID-19 was characterized as a pandemic by the World Health Organization, and in the following weeks, local, state and national governments instituted stay-at-home orders and restrictions on large public gatherings which caused movie theaters in countries around the world to temporarily close, including substantially all of the IMAX theaters in those countries. As a result of the theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. More recently, stay-at-home orders have been lifted in many countries and movie theaters throughout the IMAX network gradually reopened in the third quarter of 2020 with reduced capacities, physical distancing requirements, and other safety measures. As of December 31, 2020, 71% of the theaters in the IMAX commercial multiplex network were open, spanning 41 countries. This included 44% of the theaters in Domestic (i.e., United States and Canada) locations, 97% of the theaters in Greater China and 53% of the theaters in Rest of World markets. In many parts of Asia, audiences have returned to theaters, particularly IMAX theaters, in numbers consistent with pre-pandemic attendance levels despite the continued delay of Hollywood theatrical releases, which typically account for 70% of box office ticket sales in those regions. Management believes this indicates that moviegoers are eager to return to cinemas where and when theaters are open and moviegoers feel safe. However, ticket sales have been significantly lower than normal levels in theaters outside of Asia as Hollywood movie studios have further delayed the theatrical release dates for a number of films. As a result, certain theater chains have remained closed or have reduced their operating hours. In addition, theaters in major markets remain temporarily closed.

The repercussions of the COVID-19 global pandemic resulted in a significant decrease in the Company’s revenues, earnings and operating cash flows in 2020 as gross box office (“GBO”) results from the Company’s theater customers declined significantly, the installation of certain theater systems was delayed, and maintenance services were generally suspended for theaters that were closed. While there continues to be a lack of new films released by movie studios and a significant number of theaters in the IMAX network are closed, the Company is experiencing a significant decline in earnings and operating cash flows as it is generating significantly lower than normal levels of GBO-based revenue from its joint revenue sharing arrangements and digital remastering services, it is unable to provide normal maintenance services to any of the theaters that remain closed, and while some installation activity is continuing, certain theater system installations have, and may continue to be delayed. In addition, the Company has experienced and is likely to continue to experience delays in collecting payments due under existing theater sale or lease arrangements from its exhibitor customers who are facing financial difficulties as a result of the theater closures. In response, the Company has provided temporary relief to exhibitor customers by waiving or reducing maintenance fees during periods when theaters are closed or operating with reduced capacities and, in certain situations, by providing extended payment terms on annual minimum payment obligations in exchange for a corresponding or longer extension of the term of the underlying sale or lease arrangement. In 2020, the Company increased its provision for current expected credit losses by $18.6 million, in part reflecting a reduction in the credit quality of its theater related accounts receivable, financing receivables and variable consideration receivables, which management believes is primarily related to the COVID-19 pandemic and adequately addresses the risk of not collecting these receivables in full.

Management is encouraged by recent box office results in markets like China, Japan and South Korea where the virus is under control and audiences have demonstrated a willingness to return to cinema. However, the Company may continue to be significantly impacted by the COVID-19 global pandemic even after a significant portion or all theaters are reopened. The global economic impact of COVID-19 has led to record levels of unemployment in certain countries, which has led to, and may continue to result in lower consumer spending. The timing and extent of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company’s ability to generate significant GBO-based revenue until consumer behavior normalizes and consumer spending recovers.

In response to uncertainties associated with the COVID-19 global pandemic, the Company has taken and is continuing to take significant steps to preserve cash by eliminating non-essential costs, placing certain employees on a temporary furlough, reducing the working hours of other employees and reducing all non-essential capital expenditures to minimum levels.

The Company has also implemented an active cash management process, which, among other things, requires senior management approval of all outgoing payments. In addition, in the first quarter of 2020, the Company drew down $280.0 million in remaining available borrowing capacity under the Credit Facility provided by its Credit Agreement with Wells Fargo Bank, National Association (both as defined in “Liquidity and Capital Resources”), which was then amended in June 2020 to, among other things, suspend the Senior Secured Net Leverage Ratio financial covenant in the Credit Agreement through the first quarter of 2021 and substitute quarterly EBITDA from the third and fourth quarters of 2019 in lieu of the EBITDA for the corresponding quarters of 2020 to meet the original Senior Secured Net Leverage Ratio financial covenant.

As of December 31, 2020, the Company was in compliance with all of its requirements under the Credit Agreement, as amended. The Company’s continued compliance with the requirements of the Credit Agreement will depend on the Company’s ability to generate sufficient EBITDA to ensure compliance with the Senior Secured Net Leverage Ratio covenant throughout the next twelve months, which is dependent on the timing of when theaters in the IMAX network resume normal operations. The risk of breaching this covenant within the next twelve months increases significantly as the ongoing COVID-19 pandemic continues to adversely impact the Company’s ability to generate EBITDA. A violation of this covenant would represent an event of default under the terms of the Credit Agreement, allowing lenders to declare the principal and interest on all outstanding Credit Facility indebtedness due or payable immediately. If a breach of the Senior Secured Net Leverage Ratio covenant were to occur, however, management believes the Company would be able to either reduce a sufficient portion of the drawn amount on the Credit Facility with existing cash balances to achieve compliance, obtain additional sources of liquidity prior to the time when the repayment of its outstanding Credit Facility indebtedness would be required, or negotiate a further amendment with its lenders to the Credit Agreement to provide further covenant relief.

The Company has applied for and received wage subsidies, tax credits and other financial support under COVID-19 relief legislation that has been enacted in the countries in which it operates. During 2020, the Company recognized $6.4 million in benefits from the Canada Emergency Wage Subsidy (“CEWS”) program and $0.7 million in benefits from the U.S. CARES Act, as reductions to Selling, General and Administrative Expenses ($6.0 million), Costs and Expenses Applicable to Revenues ($1.0 million) and Research and Development ($0.1 million) in the Consolidated Statements of Operations. The CEWS program has been extended to June 2021. The Company will continue to review and apply for additional subsidies and credits for the remaining terms of these programs, where applicable.

In the fourth quarter of 2020, the Company performed its annual goodwill impairment test considering the latest available information and determined that its goodwill was not impaired. As of December 31, 2020, the Company’s total Goodwill was $39.0 million, of which $19.1 million relates to the IMAX Systems reporting unit, $13.5 million relates to the Joint Revenue Sharing Arrangement reporting unit, and $6.4 million relates to the IMAX Maintenance reporting unit. The impairment test was performed on a reporting unit level by comparing each unit’s carrying value, including goodwill, to its fair value. The carrying value of each reporting unit is based on a systematic and rational allocation of certain assets and liabilities. The fair value of each reporting unit is assessed using a discounted cash flow model based on management’s current short-term forecast and estimated long-term projections, against which various sensitivity analyses are performed. The discount rates used in the cash flow model are derived based on the Company’s estimated weighted average cost of capital. These estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes. Actual results may materially differ from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic.

In the fourth quarter of 2020, the Company also updated its recoverability tests of the carrying values of the theater system equipment supporting its joint revenue sharing arrangements, which are recorded within Property, Plant and Equipment. In performing its reviews of recoverability, the Company estimated the undiscounted future cash flows expected to result from the use of the assets. The cash flow estimates used in these tests are consistent with management’s estimated long-term projections, against which various sensitivity analyses were performed. These estimates are highly uncertain due to the COVID-19 global pandemic; therefore, management’s estimated cash flows factor in a number of underlying variables and ranges of possible cash flow scenarios. Actual results may materially differ from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic. For the year ended December 31, 2020, the Company recorded impairment losses of $0.3 million related to the theater system equipment supporting its joint revenue sharing arrangements. (See Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8.)

In the third quarter of 2020, the Company assessed the recoverability of its deferred tax assets and recorded a $23.7 million valuation allowance to reduce the value of deferred tax assets. The valuation allowance was recorded in the jurisdictions where management could not reliably forecast that future tax liabilities would arise within the next five years, primarily due to the uncertainties around the long-term impact of the COVID-19 global pandemic. In the fourth quarter of 2020, the Company increased the valuation allowance against its deferred tax assets by $4.9 million due to additional losses recorded in the period. The valuation allowance is expected to reverse when the Company determines it is more likely than not that the deferred tax assets in these jurisdictions will be realized. Despite this valuation allowance, the Company remains entitled to benefit from the tax attributes which currently have a valuation allowance applied to them.

If business conditions deteriorate further, or should they remain depressed for a more prolonged period of time, management’s estimates of operating results and future cash flows for the IMAX Systems and Joint Revenue Sharing Arrangements reporting units may be insufficient to support the goodwill assigned to them, thus requiring impairment charges. The Company will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. In addition, estimates related to future expected credit losses and the recoverability of deferred tax assets, as well as the recoverability of joint revenue sharing equipment assets and the realization of variable consideration assets, could also be further impacted by changes in management’s estimates. (see Notes 3, 5 and 12 of Notes to Consolidated Financial Statements in Part II, Item 8).

(See “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part I, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” and Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8.)

SOURCES OF REVENUE

For the purposes of MD&A the Company has organized its reportable segments into the following four categories: (i) IMAX Technology Network; (ii) IMAX Technology Sales and Maintenance; (iii) New Business Initiatives; and (iv) Film Distribution and Post-Production. Within these four categories are the Company’s following reportable segments: (i) IMAX DMR; (ii) Joint Revenue Sharing Arrangements; (iii) IMAX Systems; (iv) IMAX Maintenance; (v) Other Theater Business; (vi) New Business Initiatives; (vii) Film Distribution; and (viii) Film Post-Production. In the first quarter of 2020, the Company updated certain financial statement line descriptions (with no change to the classification of amounts) within Revenues and Costs and Expenses Applicable to Revenues in its Consolidated Statements of Operations to better describe the nature of its revenue-generating activities and related costs.

IMAX Technology Network

The IMAX Technology Network category earns revenue based on contingent box office receipts and includes the IMAX DMR segment and contingent rent from the Joint Revenue Sharing Arrangement (“JRSA”) segment, as described in more detail below.

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

IMAX films also benefit from enhancements made by individual filmmakers exclusively for the IMAX release of the film. Collectively, the Company refers to these enhancements as “IMAX DNA”. Filmmakers and movie studios have sought IMAX-specific enhancements in recent years to generate interest in and excitement for their films. Such enhancements include shooting films with IMAX cameras to increase the audience’s immersion in the film and taking advantage of the unique dimensions of the IMAX screen by projecting the film in a larger aspect ratio that delivers up to 26% more image onto a movie screen. Avengers: Endgame, the highest-grossing film in history, released in April 2019, was shot entirely using IMAX cameras. In 2020, Universal Pictures’ 1917 was released with select scenes specifically formatted for IMAX screens, Warner Bros. Pictures’ Tenet was filmed with IMAX cameras, and Warner Bros. Pictures’ Wonder Woman 1984, released globally in December 2020, was partially shot with IMAX cameras. In addition, Bona Film’s The Rescue, which was released in China in December 2020, has an expanded aspect ratio that is exclusive to IMAX.

The Company believes that growth in international box office remains an important driver of growth for the Company. To support continued growth in international markets, the Company has sought to bolster its international film strategy, supplementing the Company’s film slate of Hollywood DMR titles with appealing local IMAX DMR releases in select markets, particularly in China. During 2019, 18 local language IMAX DMR films were released to the IMAX network, including 14 in China and one in each of Japan, South Korea, India and Russia. The blockbuster Ne Zha: The IMAX Experience was released in China in July 2019 and it is the Company’s first Chinese animated local language film title. During 2020, 17 local language IMAX DMR films were released into the IMAX network, including ten in China, three in Russia, three in Japan, and one in South Korea. The Company expects to announce additional local language IMAX DMR films to be released to the IMAX network in 2021.

The Company remains in active negotiations with all major Hollywood studios for additional films to fill out its short and long-term film slate for the IMAX network. However, as a result of the theater closures associated with the COVID-19 global pandemic, Hollywood movie studios have postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many scheduled to be shown in IMAX theaters, while several other films have been released directly or concurrently to streaming platforms. Accordingly, as of the filing of this report, there remains uncertainty around the release dates of certain major films.

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

Under certain other joint revenue sharing arrangements, known as hybrid arrangements, the customer is responsible for making fixed upfront payments prior to the delivery and installation of the IMAX Theater System in an amount that is typically half of what the Company would receive from a typical sale transaction. As with a traditional joint revenue sharing arrangement, the customer also pays the Company a percentage of contingent box office receipts over the term of the arrangement, although this percentage is typically half that of a traditional joint revenue sharing arrangement. For hybrid joint revenue sharing arrangements that take the form of a lease, the contingent rent is reported within the IMAX Technology Network, while the fixed upfront payment is recorded as revenue within IMAX Technology Sales and Maintenance, as discussed below. For hybrid joint revenue sharing arrangements that take the form of a sale, see the discussion below under IMAX Technology Sales and Maintenance.

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

The revenue earned from customers under the Company’s joint revenue sharing arrangements can vary from quarter-to-quarter and year-to-year based on a number of factors including film performance, the mix of theater system configurations, the timing of installation of these IMAX Theater Systems, the nature of the arrangement, the location, size and management of the theater and other factors specific to individual arrangements.

Joint revenue sharing arrangements also require IMAX to provide maintenance and extended warranty services to the customer over the term of the lease in exchange for a separate fixed annual fee. These fees are reported within IMAX Technology Sales and Maintenance, as discussed below.

The introduction of joint revenue sharing arrangements has been an important factor in the expansion of the Company’s commercial theater network. Joint revenue sharing arrangements allow commercial theater exhibitors to install IMAX Theater Systems without the significant initial capital investment required in a sale or sales-type lease arrangement. Joint revenue sharing arrangements drive recurring cash flows and earnings for the Company, as customers under joint revenue sharing arrangements pay the Company a portion of their ongoing box office. The Company funds its joint revenue sharing arrangements through cash flows from operations. As of December 31, 2020, the Company had 890 theaters in operation under joint revenue sharing arrangements, a 2.3% increase as compared to the 870 theaters in operation under joint revenue sharing arrangements as of December 31, 2019. The Company also had contracts in backlog for 342 theaters under joint revenue sharing arrangements as of December 31, 2020, including 87 upgrades to existing theater locations and 255 new theater locations.

IMAX Technology Sales and Maintenance

The IMAX Technology Sales and Maintenance category earns revenue principally from the sale or sale-type lease of IMAX Theater Systems, as well as from the maintenance of IMAX Theater Systems. To a lesser extent, the IMAX Technology Sales and Maintenance category earns revenue from certain ancillary theater business activities and revenues from hybrid joint revenue sharing arrangements. These activities are described in more detail below under each of their respective segments.

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

The revenue earned from customers under the Company’s theater system sales or lease agreements varies from quarter-to-quarter and year-to-year based on a number of factors, including the number and mix of theater system configurations sold or leased, the timing of installation of the IMAX Theater Systems, the nature of the arrangement and other factors specific to individual contracts.

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

IMAX Enhanced

The Company has developed a new home entertainment licensing and certification program called IMAX Enhanced. This initiative was launched along with audio leader DTS (an Xperi subsidiary), capitalizing on the companies’ decades of combined expertise in image and sound science. IMAX Enhanced brings IMAX digitally re-mastered 4K high dynamic range (HDR) content and DTS audio technologies to premier streaming platforms and best-in-class consumer electronics devices worldwide, offering consumers high-fidelity sight and sound experiences for the home.

To be certified, leading consumer electronics manufacturers spanning 4K/8K televisions, projectors, A/V receivers, loudspeakers, subwoofers and soundbars must meet a carefully prescribed set of audio and video performance standards, set by a certification committee of IMAX and DTS engineers and some of Hollywood’s leading technical specialists.

IMAX Enhanced global device partners include Sony Electronics, Hisense, TCL, Phillips, Xiaomi, Sound United among others. By March 2021, IMAX Enhanced will have over six million certified devices in-market. IMAX Enhanced content is now available on six streaming platforms worldwide, with partners that include Sony Pictures Entertainment, Paramount Pictures, Huayi Brothers, Bona Film Group, Tencent Video, iQIYI and FandangoNOW, with more on the way.

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

Film Distribution and Post-Production

Through the Film Distribution segment, the Company licenses film content and distributes large-format films, primarily for its institutional theater partners. The Company receives as its distribution fee either a fixed amount or a fixed percentage of the theater box office receipts and following the Company’s recoupment of its costs the Company typically is entitled to receive an additional percentage of gross revenues as participation revenues. The Company released the IMAX original production, Asteroid Hunters, in October 2020.

The Film Post-Production segment provides film post-production and quality control services for large-format films (whether produced by IMAX or third parties), and digital post-production services.

IMAX NETWORK AND BACKLOG

IMAX Network

The following table provides detailed information about the IMAX network by type and geographic location as of December 31, 2020 and 2019:

	December 31, 2020				December 31, 2019
	Commercial Multiplex	Commercial Destination	Institutional	Total	Commercial Multiplex	Commercial Destination	Institutional	Total
United States	367	4	30	401	371	4	33	408
Canada	39	1	7	47	39	2	7	48
Greater China(1)	729	—	16	745	702	—	15	717
Western Europe	115	4	8	127	115	4	10	129
Asia (excluding Greater China)	123	2	2	127	119	2	2	123
Russia & the CIS	68	—	—	68	68	—	—	68
Latin America(2)	51	1	11	63	50	1	12	63
Rest of the World	70	—	2	72	65	1	2	68
Total(3)	1,562	12	76	1,650	1,529	14	81	1,624

(1)	Greater China includes China, Hong Kong, Taiwan and Macau.

(2)	Latin America includes South America, Central America and Mexico.
(3)	Period-to-period changes in the tables above are reported net of the effect of permanently closed theaters.

The Company currently believes that over time its commercial multiplex network could grow to approximately 3,318 IMAX theaters worldwide from the 1,562 operating as of December 31, 2020. The Company believes that the majority of its future growth will come from international markets. As of December 31, 2020, 72.8% of IMAX Theater Systems in operation were located within international markets (defined as all countries other than the United States and Canada), an increase from 71.9% as of December 31, 2019. Revenues and gross box office derived from international markets continue to exceed revenues and gross box office from the United States and Canada. This was especially true during 2020 as the pace and extent of the reopening of IMAX theaters in Greater China amidst the COVID-19 global pandemic exceeded that of theaters in Domestic (i.e., United States and Canada) and Rest of World markets. (See “Impact of COVID-19 Pandemic” above.) Risks associated with the Company’s international business are outlined in “Risk Factors – The Company conducts business internationally, which exposes it to uncertainties and risks that could negatively affect its operations, sales and future growth prospects” in Part I, Item 1A.

Greater China is the Company’s largest market, measured by revenues, with approximately 38% and 31% of overall revenues generated from its China operations in the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had 745 theaters operating in Greater China with an additional 251 theaters in backlog that are scheduled to be installed by 2028. The Company’s backlog in Greater China represents 47.6% of its total current backlog, including upgrades. The Company’s largest single international partnership is in China with Wanda Film (“Wanda”). Wanda’s total commitment to the Company is for 361 IMAX Theater Systems in Greater China (of which 347 IMAX Theater Systems are under the parties’ joint revenue sharing arrangement).

(See “Risk Factors – The Company faces risks in connection with its significant presence in China and the continued expansion of its business there” and “Risk Factors – General political, social and economic conditions can affect the Company’s business by reducing both revenue generated from existing IMAX Theater Systems and the demand for new IMAX Theater Systems” in Part I, Item 1A.)

(See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” and “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part I, Item 1A.)

The following tables provide detailed information about the Commercial Multiplex theaters in operation within the IMAX network by arrangement type and geographic location as of December 31, 2020 and 2019:

	December 31, 2020
	Commercial Multiplex Theaters in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	276	5	125	406
International:
Greater China	376	106	247	729
Asia (excluding Greater China)	33	2	88	123
Western Europe	48	27	40	115
Russia & the CIS	—	—	68	68
Latin America	1	—	50	51
Rest of the World	16	—	54	70
International Total	474	135	547	1,156
Worldwide Total(1)	750	140	672	1,562

	December 31, 2019
	Commercial Multiplex Theaters in IMAX Network
	Traditional JRSA	Hybrid JRSA	Sale / Sales- type Lease	Total
Domestic Total (United States & Canada)	277	5	128	410
International:
Greater China	357	106	239	702
Asia (excluding Greater China)	34	1	84	119
Western Europe	46	27	42	115
Russia & the CIS	—	—	68	68
Latin America	2	—	48	50
Rest of the World	15	—	50	65
International Total	454	134	531	1,119
Worldwide Total(1)	731	139	659	1,529

(1)	Period-to-period changes in the tables above are reported net of the effect of permanently closed theaters.

As of December 31, 2020, 276 (2019 ― 277) of the 750 (2019 ― 731) theaters under traditional joint revenue sharing arrangements in operation, or 36.8% (2019 ― 37.9%) were located in the United States or Canada, with the remaining 474 (2019 ― 454) or 63.2% (2019 ― 62.1%) of theaters under traditional joint revenue sharing arrangements located in international markets.

Backlog

The following table provides detailed information about the Company’s backlog as of December 31, 2020 and 2019:

	December 31, 2020								December 31, 2019
	Number of				Dollar Value				Number of				Dollar Value
	Systems				(in thousands)				Systems				(in thousands)
	New		Upgrade		New		Upgrade		New		Upgrade		New		Upgrade
Sales and sales-type lease arrangements	175		10		200,296		$13,135		168		10		205,574		$12,874
Hybrid joint revenue sharing arrangements	140		7		99,911		5,560		133		7		97,736		5,560
Traditional joint revenue sharing arrangements	115	(1)	80	(1)	200	(2)	5,500	(2)	133	(1)	80	(1)	400	(2)	5,800	(2)
	430		97		300,407		$24,195		434		97		303,710		$24,234

(1)	Includes 46 IMAX Theater Systems (2019 – 47) where the customer has the option to convert from a joint revenue sharing arrangement to a sales arrangement.
(2)	Reflects contractual upfront payments. Future contingent payments are not reflected as these are based on negotiated shares of box office results.

The number of IMAX Theater Systems in the backlog reflects the minimum number of commitments under signed contracts. The dollar value fluctuates depending on the number of new arrangements signed from year-to-year, which adds to backlog and the installation and acceptance of IMAX Theater Systems and the settlement of contracts, both of which reduce backlog. Backlog typically represents the fixed contracted revenue under signed IMAX Theater System sale and lease agreements that the Company believes will be recognized as revenue upon installation and acceptance of the associated system, as well as an estimate of variable consideration in sales arrangements, however it excludes amounts allocated to maintenance and extended warranty revenues. The value of backlog does not include revenue from theaters in which the Company has an equity interest, operating leases and long-term conditional theater commitments. Theaters under joint revenue sharing arrangements do not usually have dollar value backlog, although certain IMAX Theater Systems under joint revenue sharing arrangements provide for contracted upfront payments and therefore carry a backlog value based on those payments. The Company believes that the contractual obligations for IMAX Theater System installations that are listed in backlog are valid and binding commitments.

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

The following tables provide detailed information about the Company’s backlog by arrangement type and geographic location as of December 31, 2020 and 2019:

	December 31, 2020
	IMAX Theater System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	122	3	8	133
International:
Greater China	50	114	87	251
Asia (excluding Greater China)	5	15	30	50
Western Europe	12	13	5	30
Russia & the CIS	—	1	15	16
Latin America	3	—	7	10
Rest of the World	3	1	33	37
International Total	73	144	177	394
Worldwide Total	195	147	185	527	(1)

	December 31, 2019
	IMAX Theater System Backlog
	Traditional JRSA	Hybrid JRSA	Sale / Lease	Total
Domestic Total (United States & Canada)	128	3	9	140
International:
Greater China	58	124	71	253
Asia (excluding Greater China)	9	—	35	44
Western Europe	11	13	7	31
Russia & the CIS	—	—	12	12
Latin America	3	—	11	14
Rest of the World	4	—	33	37
International Total	85	137	169	391
Worldwide Total	213	140	178	531	(2)

(1)	Includes 148 new IMAX with Laser projection system configurations and 95 upgrades of existing locations to IMAX with Laser projection system configurations.
(2)	Includes 144 new IMAX with Laser projection system configurations and 92 upgrades of existing locations to IMAX with Laser projection system configurations.

Approximately 74.8% of IMAX Theater System arrangements in backlog as of December 31, 2020 are scheduled to be installed in international markets (2019 ― 73.6%).

(See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” and “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part I, Item 1A.)

Signings and Installations

The following tables provide detailed information about IMAX Theater System signings and installations for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	December 31, 2020	December 31, 2019
Theater System Signings:
New IMAX Theater Systems
Sales and sales-type lease arrangements	28	49
Hybrid joint revenue sharing lease arrangements	18	48
Traditional joint revenue sharing arrangements	2	7
Total new IMAX Theater Systems	48	104
Upgrades of IMAX Theater Systems	17	39
Total IMAX Theater System signings	65	143

	Years Ended December 31,
	December 31, 2020	December 31, 2019
Theater System Installations:
New IMAX Theater Systems
Sales and sales-type lease arrangements	27	55
Hybrid joint revenue sharing lease arrangements	5	20
Traditional joint revenue sharing arrangements	23	54
Total new IMAX Theater Systems	55	129
Upgrades of IMAX Theater Systems	16	57
Total IMAX Theater System installations	71	186

(See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” and “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part I, Item 1A.)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in accordance with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying notes. Management’s judgments, assumptions, and estimates are based on historical experience, future expectations and other factors that are believed to be reasonable as of the date of the Company’s Consolidated Financial Statements. Actual results may ultimately differ from the Company’s original estimates, as future events and circumstances sometimes do not develop as expected, and the differences may be material. Management believes that the following are the Company’s most critical accounting policies and estimates, which are not ranked in any particular order, that may affect the Company’s reported results of operations and/or financial condition. The Company’s other significant accounting policies are described in Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8.

Revenue Recognition

The application of U.S. GAAP related to the measurement and recognition of revenue requires management to make judgments and estimates. In addition, revenue contracts with nonstandard terms and conditions may require significant interpretation to determine the appropriate accounting.

On January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers,” utilizing the modified retrospective transition method and recorded a cumulative catch-up adjustment to retained earnings as of the date of adoption. In conjunction with its adoption, the Company applied ASC Topic 606 only to contracts that were not completed as of the date of adoption, referred to as open contracts. IMAX Theater System sales and maintenance contracts within the existing network of open theaters and sales backlog comprise a significant majority of the Company’s open contracts at any point in time. DMR arrangements where the film continues to be shown by the Company’s exhibitor partners, film distribution arrangements with remaining terms, and aftermarket sales orders that have been received but for which control of the product has not yet transferred to the customer are all also considered open contracts.

Revenues from the sale of IMAX Theater Systems, the provision of maintenance services for IMAX Theater Systems, the sale of aftermarket projection system parts and 3D glasses, the conversion of film content into the IMAX DMR format, the distribution of documentary film content and the provision of post-production services are all within the scope of ASC Topic 606. The Company’s joint revenue sharing revenue arrangements, with the exception of those where title of the IMAX Theater System transfers to the customer, known as hybrid sales, are not in scope of ASC Topic 606 as they are classified as leases. Similarly, any IMAX Theater System arrangements classified as sales-type leases are also excluded from ASC Topic 606.

IMAX Theater Systems

The Company evaluates each of the performance obligations in an IMAX Theater System arrangement to determine which are considered distinct, either individually or in a group, for accounting purposes and which of the deliverables represent separate units of accounting based on the applicable accounting guidance in ASC Topic 606, “Revenue from Contracts with Customers,” ASC Topic 842, “Leases,” and ASC Topic 460, “Guarantees”.

The Company’s “System Obligation” consists of the following: (i) an IMAX Theater System, which includes the projector, sound system, screen system and, if applicable, a 3D glasses cleaning machine; (ii) services associated with the IMAX Theater System, including theater design support, the supervision of installation services, and projectionist training; and (iii) a license to use the IMAX brand to market the theater. The System Obligation, as a group, is a distinct performance obligation and a single unit of accounting. The Company is not responsible for the physical installation of the equipment in the customer’s facility; however, it supervises the installation by the customer. The customer has the right to use the IMAX brand from the date the Company and the customer enter into an arrangement.

IMAX Theater System arrangements also include a requirement for the Company to provide maintenance services over the life of the arrangement in exchange for an extended warranty and annual maintenance fee, which is subject to a consumer price index increase on renewal each year. Consideration related to the provision of maintenance services is included in the allocation of the transaction price to the separate performance obligations in the arrangement at contract inception, as discussed in more detail below. The Company’s maintenance services are a stand ready obligation and, as a result, are recognized on a straight-line basis over the contract term.

The transaction price in an IMAX Theater System arrangement is allocated to each good or service that is identified as a separate performance obligation based on estimated standalone selling prices. This allocation is based on observable prices when the Company sells the good or service separately. The Company has established standalone prices for the System Obligation and maintenance and extended warranty services, as well as for film license arrangements. The Company uses an adjusted market assessment approach for separate performance obligations that do not have standalone selling prices or third-party evidence of estimated standalone selling prices. The Company considers multiple factors including its historical pricing practices, product class, market competition and geography.

The transaction price for the System Obligation consists of upfront or initial payments made before and after the final installation of the IMAX Theater System and ongoing payments throughout the term of the arrangement. The Company estimates the transaction price, including an estimate of future variable consideration, received in exchange for the goods delivered or services rendered. The arrangement for the sale of an IMAX Theater System includes indexed minimum payment increases over the term of the arrangement, as well as the potential for additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded. In addition, hybrid sales arrangements include amounts owed by the customer based on a percentage of their box office receipts over the term of the arrangement. These contract provisions are considered to be variable consideration under ASC Topic 606. An estimate of the present value of such variable consideration is recognized as revenue upon the transfer of control of the System Obligation to the customer, subject to constraints to ensure that there is not a risk of significant revenue reversal. This estimate is based on management’s box office projections for the individual theater, which are developed using historical data for the theater and, if necessary, comparable theaters and territories. Transfer of control of the System Obligation occurs at the earlier of client acceptance of the installation of the IMAX Theater System, including projectionist training, and the opening of the theater to the public.

IMAX Theater System arrangements are non-cancellable unless the Company fails to perform its obligations. In the absence of a material default by the Company, there is no right to any remedy for the customer under the Company’s arrangements. If a material default by the Company exists, the customer has the right to terminate the arrangement and seek a refund only if the customer provides notice to the Company of a material default and only if the Company does not cure the default within a specified period.

Constraints on the Recognition of Variable Consideration

The recognition of variable consideration involves a significant amount of judgment. Variable consideration is recognized subject to appropriate constraints to avoid a significant reversal of revenue in future periods. The Company reviews its variable consideration assets on at least a quarterly basis. ASC Topic 606 identifies several examples of situations when constraining variable consideration is appropriate:

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

As discussed above, the Company’s significant streams of variable consideration relate to arrangements for the sale of IMAX Theater Systems which include indexed minimum payment increases over the term of the arrangement, as well as the potential for additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded. In addition, hybrid sales arrangements include variable consideration based on a percentage of the customer’s box office receipts over the term of the arrangement.

Variable consideration related to indexed minimum payment increases is outside of the Company’s control, but the movement in the rates is historically well documented and economic trends in inflation are easily accessible. For each contract subject to an indexed minimum payment increase, the Company estimates the most likely amount using published indices. The amount of the  estimated minimum payment increase is then recorded at its present value as of the date of recognition using the customer’s implied borrowing rate.

Variable consideration related to the level of the customer’s box office receipts is outside of the Company’s control as it is dependent upon the commercial success of film content in future periods. The Company tracks numerous performance statistics for box office performance in regions worldwide and applies its understanding of these theater markets to estimate the most likely amount of variable consideration to be earned over the term of the arrangement. The Company then applies a constraint to this estimate by reducing the projection by a percentage factor for theaters or markets with no or limited historical box office experience. In cases where direct historical experience can be observed, average experience, eliminating significant outliers, is used. The resulting amount of variable consideration is then recorded at its present value as of the date of recognition using a risk-weighted discount rate.

IMAX DMR and Film Distribution Services

In an IMAX DMR arrangement, the Company receives a percentage of the box office receipts from a third party who owns the copyright to a film in exchange for converting the film into IMAX DMR format and distributing it through the IMAX network. In these arrangements, although the Company does not hold rights to the intellectual property in the form of the film content, it is compensated for the application of its intellectual property in the form of its patented DMR processes to create new intellectual property in the form of an IMAX DMR version of film.

In a Film Distribution arrangement, the Company licenses film content and distributes large-format films, primarily for its institutional theater partners. The Company’s Film Distribution revenues are strictly from the license of its intellectual property in the form of documentary film content to which the Company holds exclusive distribution rights.

Revenues associated with both IMAX DMR and Film Distribution arrangements qualify for the variable consideration exemption for sales- or usage-based royalties in ASC Topic 606 and are recognized in the period when the corresponding box office sales occur.

Current Expected Credit Losses

In 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”), which amends previously issued guidance regarding the impairment of financial instruments by creating an impairment model that is based on expected losses rather than incurred losses. The standard requires financial assets measured on the amortized cost basis to be presented at the net amount expected to be collected. The Company’s accounts receivable, financing receivables and variable consideration receivables are within the scope of ASU No. 2016-13. The Company adopted ASU No. 2016-13 and several associated ASUs on January 1, 2020 with no required cumulative-effect adjustment to accumulated deficit. (See Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8.)

The ability of the Company to collect its accounts receivable, financing receivable and variable consideration receivables is heavily dependent on the viability and solvency of individual theater operators which is significantly influenced by consumer behavior and general economic conditions. Theater operators and, in certain situations, movie studios, may experience financial difficulties that could cause them to be unable to fulfill their payment obligations to the Company.

The Company develops its estimate of credit losses by class of receivable and customer type through a calculation that utilizes historical loss rates which are then adjusted for specific receivables that are judged to have a higher than normal risk profile after taking into account management’s internal credit quality classifications, as well as macro-economic and industry risk factors.

Judgments regarding the collectibility of accounts receivable, financing receivables and variable consideration receivables, and the amount of any required allowance for credit losses, are based on management’s initial credit evaluation of the customer and the regular ongoing monitoring of the credit quality of each customer. This monitoring process includes an analysis of collections history and aging for each customer, as well as meetings on at least a monthly basis to identify credit concerns and potential changes in credit quality classification. A customer may improve their credit quality classification once a substantial payment is made on an overdue balance or when the customer has agreed to a payment plan and payments have commenced in accordance with that plan. Changes in credit quality classification are dependent upon management approval. Management’s judgments with respect to the collectibility of accounts receivable, financing receivables and variable consideration receivables, and the amount of any required allowance for credit losses, may ultimately prove, with the benefit of hindsight, to be incorrect.

As a result of the COVID-19 pandemic, the Company has experienced and is likely to continue to experience delays in collecting payments due under existing theater sale or lease arrangements from its exhibitor partners who are facing financial difficulties as a result of the disruption in their normal business operations during the pandemic. Accordingly, for the year ended December 31, 2020, the Company increased its provision for current expected credit losses by $18.6 million, reflecting a reduction in the credit quality of its theater related receivables balances and the heightened collection risk associated with certain movie studios in foreign markets. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict.

(See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic”. See Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8.)

Inventories

The Company records write-downs for excess and obsolete inventory based upon management’s judgments regarding future events and business conditions, including the anticipated installation dates for the current backlog of theater system contracts, contracts in negotiation, technological developments, growth prospects within the customers’ ultimate marketplace and anticipated market acceptance of the Company’s current and pending theater systems.

Asset Impairments

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested annually for impairment at the reporting unit level in the fourth quarter of the year and between annual tests if indicators of potential impairment exist. These indicators could include a decline in the Company’s stock price and market capitalization, a significant change in the outlook for the reporting unit's business, lower than expected operating results, increased competition, legal factors, or the sale or disposition of a significant portion of a reporting unit. For reporting units with goodwill, an impairment loss is recognized for the amount by which the reporting unit's carrying value, including goodwill, exceeds its fair value. The carrying value of each reporting unit is based on a systematic and rational allocation of certain assets and liabilities. The fair value of each reporting unit is assessed using a discounted cash flow model based on management’s current short-term forecast and estimated long-term projections, against which various sensitivity analyses are performed. The discount rates used in the cash flow model are derived based on the Company’s estimated weighted average cost of capital. These estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes.

In the fourth quarter of 2020, the Company performed its annual goodwill impairment test considering the latest available information and determined that its goodwill was not impaired. As of December 31, 2020, the Company’s total Goodwill was $39.0 million, of which $19.1 million relates to the IMAX Systems reporting unit, $13.5 million relates to the Joint Revenue Sharing Arrangement reporting unit, and $6.4 million relates to the IMAX Maintenance reporting unit.

The estimates used in the Company’s goodwill impairment tests and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes. Actual results may materially differ from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic. If business conditions deteriorate further, or should they remain depressed for a more prolonged period of time, management’s estimates of operating results and future cash flows for the IMAX Systems and Joint Revenue Sharing Arrangements reporting units may be insufficient to support the goodwill assigned to them, thus requiring impairment charges. The Company will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment.

Long-Lived Assets

Long-lived assets are grouped and reviewed for impairment at the lowest level for which identifiable cash flows are largely independent whenever events or changes in circumstances indicate that the carrying amount of the asset (or asset group) may not be recoverable. In such situations, long-lived assets are considered impaired when estimated future cash flows (undiscounted and without interest charges) resulting from the use of the asset (or asset group) and its eventual disposition are less than the carrying value of the asset (or asset group). In such situations, the asset (or asset group) is written down to its fair value, which is the present value of the estimated future cash flows. Factors that are considered when evaluating long-lived assets for impairment include a current expectation that it is more likely than not that the long-lived asset will be sold significantly before the end of its useful life, a significant decrease in the market price of the long-lived asset, and a significant change in the extent or manner in which the long-lived asset is being used.

In the fourth quarter of 2020, the Company updated its recoverability tests of the carrying values of the theater system equipment supporting its joint revenue sharing arrangements, which are recorded within Property, Plant and Equipment. In performing its reviews of recoverability, the Company estimated the undiscounted future cash flows expected to result from the use of the assets. The cash flow estimates used in these tests are consistent with management’s estimated long-term projections, against which various sensitivity analyses were performed. These estimates are highly uncertain due to the COVID-19 global pandemic; therefore, management’s estimated cash flows factor in a number of underlying variables and ranges of possible cash flow scenarios. Actual results may materially differ from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic. For the year ended December 31, 2020, the Company recorded impairment losses of $0.3 million related to the theater system equipment supporting its joint revenue sharing arrangements.

Film Assets

The recoverability of the Company’s film assets is dependent upon the commercial acceptance of the underlying films and the resulting level of box office results and, in certain situations, ancillary revenues. If management’s projections of future net cash flows resulting from the exploitation of a film indicate that the carrying value of the film asset is not recoverable, the film asset is written down to its fair value.

For the year ended December 31, 2020, the Company recorded $10.8 million in impairment losses principally to write-down the carrying value of certain documentary, alternative content film assets and DMR related film assets due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments. As of December 31, 2020, following the recording of these write-downs, the Company’s film assets totaled $5.8 million, which principally consists of DMR and documentary content. There can be no assurances that there will not be additional write-downs to the carrying values of these assets as the Company continues to assess the ongoing impact of the COVID-19 pandemic.

Share-Based Compensation

The Company issues share-based compensation to eligible employees, directors, and consultants under the IMAX Corporate Second Amended and Restated Long-Term Incentive Plan (as may be amended, the “IMAX LTIP”) and the China Long-Term Incentive Plan (the “China LTIP”) as summarized below. On June 3, 2020, the Company’s shareholders approved the IMAX LTIP at the Company’s Annual and Special Meeting. The IMAX LTIP is the Company’s governing document and awards to employees, directors, and consultants under this plan may consist of stock options, restricted share units (“RSUs”), performance share units (“PSUs”) and other awards. A separate stock option plan, the China LTIP, was adopted by a subsidiary of the Company in October 2012.

The Company measures share-based compensation expense using the grant date fair value of the award, which is recognized as an expense in the Consolidated Statements of Operations on a straight-line basis over the requisite service period. Share-based compensation expense is not adjusted for estimated forfeitures, but is instead adjusted when and if actual forfeitures occur.

Stock Options

The Company utilizes a lattice-binomial option-pricing model (“Binomial Model”) to determine the fair value of stock option awards on the grant date. The fair value determined by the Binomial Model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the award, and actual and projected employee stock option exercise behaviors. The Binomial Model also considers the expected exercise multiple which is the multiple of exercise price to grant price at which exercises are expected to occur on average. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the Binomial Model best provides a fair measure of the fair value of the Company’s employee stock options.

The Company stratifies its employees into homogeneous groups in order to calculate the grant date fair value of stock options using the Binomial Model. As a result, ranges of assumptions are used for the expected life of the option. The Company uses historical data to estimate option exercise behavior within the Binomial Model and various groups of employees that have similar historical exercise behavior are grouped together for valuation purposes. The expected volatility rate is estimated based on a blended volatility method which takes into consideration the Company’s historical share price volatility, the Company’s implied volatility which is determined in reference to observed current market prices for the Company’s traded options and the Company’s peer group volatility.

(See Note 17(c) of Notes to Consolidated Financial Statements in Part II, Item 8 for the assumptions used to determine the fair value of the Company’s stock options.)

Restricted Share Units

The fair value of RSU awards is equal to the closing price of the Company’s common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as compensation expense over the requisite service periods in the Company’s Consolidated Statements of Operations.

Performance Share Units

The Company grants two types of PSU awards, one which vests based on a combination of employee service and the achievement of certain EBITDA-based targets and one which vests based on a combination of employee service and the achievement of certain stock-price targets. These awards vest over a three-year performance period. The grant date fair value of PSUs with EBITDA-based targets is equal to the closing price on the date of grant or the average closing price of the Company’s common stock for five days prior to the date of grant. The grant date fair value of PSUs with stock-price targets is determined on the grant date using a Monte Carlo simulation, which is a valuation model that takes into account the likelihood of achieving the stock-price targets embedded in the award (“Monte Carlo Model”). The compensation expense attributable to each type of PSU is recognized on a straight-line basis over the requisite service period. At the conclusion of the three-year performance period, the number of PSUs that ultimately vest can range from 0% to a maximum vesting opportunity of 175% of the initial award, depending upon actual performance versus the established EBITDA and stock-price targets.

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

Deferred Income Tax Assets

Income taxes are accounted for under the liability method whereby deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the accounting and tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates or laws is recognized in the Company’s Consolidated Statements of Operations in the period in which the change is enacted. Investment tax credits are recognized as a reduction of income tax expense.
The Company assesses the realization of deferred income tax assets and, based on all available evidence, concludes whether it is more likely than not that the net deferred income tax assets will be realized. A valuation allowance is provided for the amount of deferred income tax assets not considered to be realizable. In assessing the need for a valuation allowance, management considers, among other things, projections of future taxable income and ongoing prudent and feasible tax planning strategies. If management determines that sufficient negative evidence exists (for example, if the Company experiences cumulative three-year losses in a certain jurisdiction), then management will consider recording a valuation allowance against a portion or all of the deferred tax assets in that jurisdiction. If, after recording a valuation allowance, management’s projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it could prove more difficult to support the realization of these deferred tax assets. As a result, an additional valuation allowance could be required, which would have an adverse impact on the Company’s effective income tax rate and results. Conversely, if, after recording a valuation allowance, management determines that sufficient positive evidence exists in the jurisdiction in which a valuation allowance is recorded (for example, if the Company is no longer in a three-year cumulative loss position in the jurisdiction, and management expects to have future taxable income in that jurisdiction based upon management’s forecasts and the expected timing of deferred tax asset reversals), the Company may reverse a portion or all of the valuation allowance in that jurisdiction. In such situations, the adjustment made to the deferred tax asset would have a favorable impact on the Company’s effective income tax rate and results in the period such determination was made.

In the third quarter of 2020, the Company assessed the recoverability of its deferred tax assets and recorded a $23.7 million valuation allowance to reduce the value of deferred tax assets. The valuation allowance was recorded in the jurisdictions where management could not reliably forecast that future tax liabilities would arise within the next five years, primarily due to the uncertainties around the long-term impact of the COVID-19 global pandemic. In the fourth quarter of 2020, the Company increased the valuation allowance against its deferred tax assets by $4.9 million due to additional losses recorded in the period. The valuation allowance is expected to reverse when the Company determines it is more likely than not that the deferred tax assets in these jurisdictions will be realized. Despite this valuation allowance, the Company remains entitled to benefit from the tax attributes which currently have a valuation allowance applied to them.

Uncertain Tax Positions

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Tax benefits are recognized only when it is more likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that has greater than 50% likelihood of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a particular tax benefit is a matter of judgment based on the individual facts and circumstances evaluated in light of all available evidence as of the balance sheet date. Although management believes that the Company has adequately accounted for its uncertain tax positions, tax audits can result in subsequent assessments where the ultimate resolution may result in the Company owing additional taxes above what was originally recognized in its financial statements.

Tax reserves for uncertain tax positions are adjusted by the Company to reflect management’s best estimate of the outcome of examinations and assessments and in light of changing facts and circumstances, such as the completion of a tax audit, expiration of a statute of limitations, the refinement of an estimate, and interest accruals associated with the uncertain tax positions until they are resolved. Some of these adjustments require significant judgment in estimating the timing and amount of the additional tax expense.

RECENTLY ISSUED ACCOUNTING STANDARDS

Please see Note 4 of Notes to Consolidated Financial Statements in Part II, Item 8 for a discussion of recently issued accounting standards and their impact on the Company’s financial statements.

RESULTS OF OPERATIONS

The Company’s business and future prospects are evaluated by Richard L. Gelfond, its Chief Executive Officer (“CEO”), using a variety of factors and financial and operational metrics including: (i) the signing, installation and financial performance of theater system arrangements, particularly joint revenue sharing arrangements and those involving laser-based projection systems; (ii) film performance and the securing of new film projects, particularly IMAX DMR films; (iii) the continuing ability to invest in and improve the Company’s technology to enhance the differentiation of The IMAX Experience versus other cinematic experiences; (iv) revenues and gross margins earned by the Company’s segments, as discussed below; (v) consolidated earnings from operations, as adjusted for unusual items; (vi) the overall execution, reliability and consumer acceptance of The IMAX Experience; (vii) the success of new business initiatives; and (viii) short- and long-term cash flow projections.

The CEO is the Company’s Chief Operating Decision Maker (“CODM”), as such term is defined under U.S. GAAP. The CODM, along with other members of management, assess segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, research and development costs, the amortization of intangible assets, provisions for (recoveries of) current expected credit losses, certain write-downs, interest income, interest expense and income tax (expense) benefit are not allocated to the Company’s segments.

The Company’s reportable segments are organized into the following four categories: (i) IMAX Technology Network; (ii) IMAX Technology Sales and Maintenance; (iii) New Business Initiatives; and (iv) Film Distribution and Post-Production. Within these categories are the Company’s following reportable segments: (i) IMAX DMR; (ii) Joint Revenue Sharing Arrangements; (iii) IMAX Systems, (iv) IMAX Maintenance; (v) Other Theater Business; (vi) New Business Initiatives; (vii) Film Distribution; and (viii) Film Post-Production, each of which are described above under “Sources of Revenue.” This categorization is consistent with how the CODM reviews the financial performance of the Company and makes strategic decisions regarding resource allocation and investments to meet long-term business goals. Management believes that a discussion and analysis based on the four categories listed above is significantly more relevant and useful to readers, as the Company’s Consolidated Statements of Operations captions combine results from several segments.

The discussion of the Company’s results of operations below compares results for the years ended December 31, 2020 and 2019. A discussion of the Company’s results of operations comparing results for the years ended December 31, 2019 and 2018 is included under the section entitled “Results of Operations” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and is incorporated by reference into this Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Results of Operations for the Years Ended December 31, 2020 and 2019

For the year ended December 31, 2020, the Company reported a net loss attributable to common shareholders of $(143.8) million, or $(2.43) per diluted share, as compared to net income attributable to common shareholders of $46.9 million, or $0.76 per diluted share, for the year ended December 31, 2019. For the year ended December 31, 2020, the Company reported an adjusted net loss attributable to common shareholders* of $(112.1) million, or $(1.89) per diluted share*, as compared to adjusted net income attributable to common shareholders* of $64.8 million, or $1.05 per diluted share*, for the year ended December 31, 2019.

The following table presents the Company’s revenue and gross margin (margin loss) by category and reportable segment for the years ended December 31, 2020 and 2019:

	Revenue		Gross Margin (Margin Loss)
(In thousands of U.S. Dollars)	2020	2019	2020	2019
IMAX Technology Network
IMAX DMR	$28,265	$120,765	$13,731	$78,592
Joint revenue sharing arrangements, contingent rent	17,841	76,673	(9,500)	48,446
	46,106	197,438	4,231	127,038
IMAX Technology Sales and Maintenance
IMAX Systems (1)	54,055	107,321	24,816	58,168
Joint revenue sharing arrangements, fixed fees	2,056	11,014	529	2,613
IMAX Maintenance	21,999	53,151	3,068	23,010
Other Theater Business (2)	1,666	8,390	(438)	2,624
	79,776	179,876	27,975	86,415
New Business Initiatives	2,226	2,754	1,878	2,106
Film Distribution and Post-Production	8,719	12,210	(10,198)	(1,262)
Sub-total	136,827	392,278	23,886	214,297
Other	176	3,386	(2,346)	(125)
Total	$137,003	$395,664	$21,540	$214,172

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

Revenues and Gross Margin

Due to the COVID-19 global pandemic, substantially all of the theaters in the IMAX network were closed for a significant portion of 2020. In the third quarter of 2020, stay-at-home orders were lifted in many countries and movie theaters throughout the IMAX network gradually reopened with reduced capacities, physical distancing requirements, and other safety measures. As of December 31, 2020, 71% of the theaters in the commercial multiplex network spanning 41 countries were open, including 44% of the theaters in Domestic (i.e., United States and Canada) locations, 97% of the theaters in Greater China and 53% of the theaters in Rest of World markets. In many parts of Asia, audiences have returned to theaters, particularly IMAX theaters, in numbers consistent with pre-pandemic attendance levels despite the continued delay of Hollywood theatrical releases, which typically account for 70% of box office ticket sales in those regions. Management believes this indicates that moviegoers are eager to return to cinemas where and when theaters are open and moviegoers feel safe. However, ticket sales have been significantly lower than normal levels in theaters outside of Asia as Hollywood movie studios have further delayed the theatrical release dates for a number of films. As a result, certain theater chains have remained closed or have reduced their operating hours. In addition, theaters in major markets remain temporarily closed.

As a result of the factors discussed in the previous paragraph, the Company’s consolidated results of operations and segment results for the year ended December 31, 2020 materially declined versus the prior year with total revenues and gross margin decreasing by $258.7 million (65%) and $192.7 million (90%), respectively.

(See “Impact of COVID-19 Pandemic” above for a more detailed discussion of the impacts of the pandemic on the Company’s business.)

IMAX Technology Network

IMAX Technology Network results are influenced by the level of commercial success and box office performance of the films released to the network, as well as other factors including the timing of the films released, the length of the theatrical distribution window, the take rates under the Company’s DMR and joint revenue sharing arrangements and the level of marketing spend associated with the films released in the year. Other factors impacting IMAX Technology Network results include fluctuations in the value of foreign currencies versus the U.S. Dollar.

For the year ended December 31, 2020, IMAX Technology Network revenues and gross margin decreased by $151.3 million (77%) and $(122.8) million (97%), respectively, when compared to the prior year principally due to the impact of the COVID-19 pandemic, as discussed above. See below for separate discussions of IMAX DMR and JRSA contingent rent results for the year.

(See “Impact of COVID-19 Pandemic” above for a more detailed discussion of the impacts of the pandemic on the Company’s business.)

IMAX DMR

For the year ended December 31, 2020, IMAX DMR revenues and gross margin decreased by $92.5 million (77%) and $64.9 million (83%), respectively, when compared to the prior year. These decreases are due to a $849.3 million (77%) reduction in GBO generated by IMAX DMR films, from $1,108.5 million to $259.2 million, due to the COVID-19 pandemic. For the year ended December 31, 2020, GBO was generated primarily by the exhibition of 35 films (31 new and 4 carryovers) and the re-release of classic titles, as compared to 72 films (60 new and 12 carryovers) exhibited in 2019.

In addition to the level of revenues, IMAX DMR gross margin is also influenced by the costs associated with the films exhibited in the year, and can vary from year to year, particularly with respect to marketing expenses. For the year ended December 31, 2020, marketing expenses were $3.4 million, as compared to $22.5 million in the prior year.

Joint Revenue Sharing Arrangements – Contingent Rent

For the year ended December 31, 2020, JRSA contingent rent revenue and gross margin decreased by $58.8 million (77%) and $57.9 million (120%), respectively, when compared to the prior year. These decreases are due to a $429.3 million (77%) reduction in GBO generated by theaters under joint revenue sharing arrangements during the current year, from $560.3 million to $131.0 million, due to the COVID-19 pandemic. As of December 31, 2020, 890 theaters were operating under joint revenue sharing arrangements, as compared to 870 theaters as of December 31, 2019, an increase of 2%. However, as discussed above, a portion of the theaters in the IMAX network remain closed as of December 31, 2020 due to the COVID-19 pandemic.

In addition to the level of revenues, JRSA margin is also influenced by the level of costs associated with such arrangements, such as depreciation expense related to the underlying Theater Systems and costs incurred to upgrade Theater Systems from digital xenon to IMAX with Laser, as well as advertising, marketing and commission costs primarily for the launch of new theaters. The level of depreciation expense in a year relative to the prior year is a function of the growth of the theater network and the mix of theater system configurations in the network. For the year ended December 31, 2020, JRSA gross margin included depreciation expense of $24.9 million, as compared to $23.2 million in the prior year reflecting a 2% increase in the number of theaters operating under joint revenue sharing arrangements during the year and the impact of new theaters operating throughout 2019. For the year ended December 31, 2020, JRSA gross margin includes certain advertising, marketing and commission costs of $1.4 million, as compared to $3.3 million in the prior year.

IMAX Technology Sales and Maintenance

The primary drivers of IMAX Technology Sales and Maintenance results are the number of IMAX Theater Systems installed in a year, and the level of gross margin percentage earned on each installation, as well as the associated maintenance contracts that accompany each theater installation. The installation of IMAX Theater Systems in newly built theaters or multiplexes, which make up a large portion of the Company’s theater system backlog, depends primarily on the timing of the construction of those projects, which is not under the Company’s control.

For the year ended December 31, 2020, IMAX Technology Sales and Maintenance revenue and gross margin decreased by $100.1 million (56%) and $58.4 million (68%), respectively, when compared to the prior year as the pace of theater system installations slowed significantly and maintenance revenue was not recognized for theaters that remained closed during the year due to the COVID-19 pandemic, as discussed above. See below for separate discussions of IMAX Systems and IMAX Maintenance results for the year.

The following table provides detailed information about the mix of IMAX Theater System installations for the years ended December 31, 2020 and 2019:

	2020			2019
(In thousands of U.S. Dollars, except number of systems)	Number of Systems	Revenue		Number of Systems	Revenue
New IMAX Theater Systems — installed and recognized
Sales and sales-types lease arrangements(1)	27	$32,420		55	$70,367	(2)
Joint revenue sharing arrangements — hybrid	5	2,000		20	10,610
Total new IMAX Theater Systems	32	34,420		75	80,977

IMAX theater system upgrades — installed and recognized
Sales and sales-types lease arrangements	6	10,087		17	19,630
Total IMAX Theater Systems installed and recognized	38	$44,507	(3)	92	$100,607	(3)

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
(3)

In addition to revenue from new and upgraded IMAX Theater Systems, revenues earned by the IMAX Systems segment also includes finance income and the impact of renewals and amendments to existing theater system arrangements.

The average revenue per IMAX Theater System under sales and sales-type lease arrangements varies depending upon the number of IMAX Theater System commitments with a single respective exhibitor, an exhibitor’s location and various other factors. The average revenue per full (i.e., not hybrid) IMAX Theater System under sales and sales-type lease arrangements was $1.2 million for the year ended December 31, 2020, as compared to $1.3 million in the prior year.

(See “Impact of COVID-19 Pandemic” above for a more detailed discussion of the impacts of the pandemic on the Company’s business.)

IMAX Systems

For the year ended December 31, 2020, IMAX Systems revenue and gross margin decreased by $53.3 million (50%) and $33.4 million (57%), respectively, when compared to the year ended December 31, 2019. These decreases are principally the result of 28 fewer IMAX Theater System installations and 11 fewer IMAX Theater System upgrades in the current year as the pace of theater system installations slowed significantly due to the COVID-19 pandemic.

IMAX Maintenance

For the year ended December 31, 2020, IMAX Maintenance revenue and gross margin decreased by $31.2 million (59%) and $19.9 million (87%), respectively, as maintenance revenue was not recognized during the periods of time when theaters were closed due to the COVID-19 pandemic.

Maintenance margins vary depending on the mix of theater system configurations in the theater network, volume-pricing related to larger relationships and the timing and the date(s) of installation and/or service.

Film Distribution and Post-Production

For the year ended December 31, 2020, Film Distribution and Post-Production revenue and gross margin decreased by $3.5 million (29%) and $8.9 million, respectively, when compared to the prior year. The results for the year are significantly influenced by $10.0 million in impairment losses recorded in the year principally to write-down the carrying value of certain documentary and alternative content film assets due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments. As of December 31, 2020, following the recording of these write-downs, the Company’s film assets totaled $5.8 million, which principally consists of DMR and documentary content. There can be no assurances that there will not be additional write-downs to the carrying values of these assets as the Company continues to assess the ongoing impact of the COVID-19 pandemic (see Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8).

Selling, General and Administrative Expenses

For the year ended December 31, 2020, Selling, General and Administrative Expenses decreased by $15.0 million (12%), when compared to the year ended December 31, 2019. For the year ended December 31, 2020, Selling, General, and Administrative Expenses, excluding the impact of share-based compensation of $20.7 million, were $87.8 million, as compared to $102.7 million in the prior year, excluding share-based compensation of $20.8 million, representing a decrease of $14.9 million (14.5%). A portion of share-based compensation expense is recognized within Cost and Expenses Applicable to Revenue and Research and Development. (See Note 17 of Notes to Consolidated Financial Statements in Part II, Item 8.)

The comparison to the prior year is significantly influenced by COVID-19 government relief that the Company became entitled to receive during the year under the Canada Emergency Wage Subsidy program and the U.S. CARES Act, of which $6.0 million was recognized in 2020 as a reduction to Selling, General and Administrative Expenses. Also impacting the comparison to the prior year are management’s cost control efforts and lower business activity amidst the COVID-19 global pandemic resulting in lower staff costs, travel, facilities and marketing related expenses, among others. These factors are partially offset by a $19.6 million (38%) decrease in labor and other costs capitalized to inventory, film assets, and joint venture theater equipment or allocated to costs applicable to revenues, due to the lower level of production during the COVID-19 global pandemic.

In response to uncertainties associated with the COVID-19 global pandemic, the Company has taken and is continuing to take significant steps to preserve the cash by eliminating non-essential costs, placing certain employees on a temporary furlough, reducing the working hours of other employees and deferring all non-essential capital expenditures to minimum levels.

Research and Development

A significant portion of the Company’s research and development efforts over the past several years have been focused on IMAX with Laser, the Company’s laser-based projection system, which the Company believes delivers increased resolution, sharper and brighter images, deeper contrast as well as the widest range of colors available to filmmakers today.

For the year ended December 31, 2020, Research and Development expenses increased by $0.4 million (8%), when compared to the prior year, primarily due to costs associated with the Connected Theaters initiative.

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

Credit Loss Expense

For the year ended December 31, 2020, the Company recorded a provision for current expected credit losses of $18.6 million reflecting a reduction in the credit quality of its theater and studio related receivable balances, which management believes is primarily related to the COVID-19 pandemic and adequately addresses the risk of not collecting these receivables in full. Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect. For the year ended December 31, 2019, credit loss expense was $2.4 million. (See Notes 2 and 5 of Notes to Consolidated Financial Statements in Part II, Item 8.)

Asset Impairments

For the year ended December 31, 2020, the Company recorded asset impairments of $1.2 million (2019 — $nil) principally related to write-down of content-related assets which became impaired in the year. (See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8.).

Legal Judgment and Arbitration Awards

For the year ended December 31, 2020, the Company recorded a charge of $4.1 million associated with the Final Judgment issued on December 3, 2020 in respect of the Giencourt matter, as discussed in Note 16(c) of Notes to Consolidated Financial Statements in Part II, Item 8. No such charges were incurred in 2019.

Loss in Fair Value of Investments

In the first quarter of 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) and purchased equity securities for $15.2 million. These equity securities are traded on the Hong Kong Stock Exchange, and the Company is required to adjust the fair value of the securities each period to reflect the current market value. This adjustment will fluctuate based on the closing market price at the end of each period. For the year ended December 31, 2020, the fair value of the Company’s investment in Maoyan resulted in an unrealized loss of $2.1 million, as compared to an unrealized loss of $0.5 million in the prior year, which are both recognized in the Consolidated Statements of Operations. In February 2021, IMAX China (Hong Kong) sold all of its 7,949,000 shares of Maoyan for gross proceeds of $17.8 million, which represents a $2.6 million gain relative to the Company’s acquisition cost. No shares of Maoyan are currently held by IMAX China (Hong Kong).

Interest Expense

Interest expense was $7.0 million in 2020, as compared to $2.8 million in the prior year. The increase in interest expense versus the prior year is due to a higher level of Credit Facility borrowings, which were outstanding for most of the year. In the first quarter of 2020, in response to uncertainties associated with the outbreak of the COVID-19 global pandemic and its impact on the Company’s business, the Company drew down $280.0 million in available borrowing capacity under the Credit Facility, resulting in total outstanding borrowings of $300.0 million. Furthermore, the Company entered into a First Amendment to the Credit Agreement in June 2020, primarily to suspend the Senior Secured Net Leverage Ratio covenant through the first quarter of 2021. During the amendment period, the applicable margin increased by 150 basis points. The fully drawn Credit Facility coupled with the increase to the applicable margin during the amendment period has resulted in higher interest expense in current year versus prior year period. (See Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8.)

Included in interest expense is the amortization of deferred finance costs in the amount of $0.9 million and $0.5 million in 2020 and 2019, respectively. The Company incurred fees of approximately $1.1 million in connection with the Credit Facility amendment, which are being amortized on a straight-line basis through December 31, 2021. The Company’s policy is to defer and amortize all the costs relating to debt financing which are paid directly to the debt provider, over the life of the debt instrument.

Income Taxes

For the year ended December 31, 2020, the Company recorded income tax expense of $26.5 million (2019 — $16.8 million), which includes a $28.6 million valuation allowance recorded in 2020. The valuation allowance was recorded in the jurisdictions where management could not reliably forecast that future tax liabilities would arise within the next five years, primarily due to the uncertainties around the long-term impact of the COVID-19 global pandemic. At the point in time when the Company determines it is more likely than not that the deferred tax assets in these jurisdictions will be realized, the $28.6 million valuation allowance recorded in 2020 is expected to reverse. Despite this valuation allowance, the Company remains entitled to benefit from tax attributes which currently have a valuation allowance applied to them.

The Company’s effective tax rate for year ended December 31, 2020 of (20.5)% differs from the Canadian statutory tax rate of 26.2%, primarily due to the recording of the valuation allowance discussed above, withholding taxes associated with the reversal of the indefinite reinvestment assertion for certain foreign subsidiaries, as discussed below, permanent book to tax differences, jurisdictional tax rate differences, and management’s estimates of contingent liabilities related to the resolution of various tax examinations.

In the first quarter of 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As a result, the Company recognized a deferred tax liability of $19.1 million for the year for the estimated applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings.

As of December 31, 2020, the Company’s Consolidated Balance Sheets include net deferred income tax assets of $18.0 million, net of a valuation allowance of $28.8 million (December 31, 2019 — $23.9 million, net of a valuation allowance of $0.2 million).

As of December 31, 2020, the Company’s Consolidated Balance Sheets include a deferred income tax liability of $19.1 million (December 31, 2019 — $nil).

Equity Method Investments

For the year ended December 31, 2020, the Company reported a loss of $1.9 million due to the write-off of deferred tax assets related to an equity method investment, as compared to $nil in 2019 related to its proportionate share of equity investee results.

Non-Controlling Interests

The Company’s Consolidated Financial Statements include the non-controlling interest in the net income (loss) of IMAX China as well as the impact of non-controlling interests in the activity of its Original Film Fund subsidiary. For the year ended December 31, 2020, the net loss attributable to non-controlling interests of the Company’s subsidiaries was $13.7 million (2019 ─ net income attributable to non-controlling interests of $11.7 million).

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility

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

In the first quarter of 2020, in response to uncertainties associated with the outbreak of the COVID-19 global pandemic and its impact on the Company’s business, the Company drew down $280.0 million in available borrowing capacity under the Credit Facility, resulting in total outstanding borrowings of $300.0 million.

The Credit Agreement contains a covenant that requires the Company to maintain a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), as of the last day of any Fiscal Quarter (as defined in the Credit Agreement) of no greater than 3.25:1.00. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit indebtedness, liens, capital expenditures, asset sales, investments and restricted payments, in each case subject to negotiated exceptions and baskets. The Credit Agreement also contains customary representations, warranties and event of default provisions.

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

As of December 31, 2020, the Company was in compliance with all of its requirements under the Credit Agreement, as amended. The Company’s continued compliance with the requirements of the Credit Agreement will depend on the Company’s ability to generate sufficient EBITDA to ensure compliance with the Senior Secured Net Leverage Ratio covenant throughout the next twelve months, which is dependent on the timing of when theaters in the IMAX network resume normal operations. The risk of breaching this covenant within the next twelve months increases significantly as the ongoing COVID-19 pandemic continues to adversely impact the Company’s ability to generate EBITDA. A violation of this covenant would represent an event of default under the terms of the Credit Agreement, allowing lenders to declare the principal and interest on all outstanding Credit Facility indebtedness due or payable immediately. If a breach of the Senior Secured Net Leverage Ratio covenant were to occur, however, management believes the Company would be able to either reduce a sufficient portion of the drawn amount on the Credit Facility with existing cash balances to achieve compliance, obtain additional sources of liquidity prior to the time when the repayment of its outstanding Credit Facility indebtedness would be required, or negotiate a further amendment with its lenders to the Credit Agreement to provide further covenant relief.

Borrowings under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement); provided, however, that from the effective date of the Amendment until the Company delivers a compliance certificate under the Credit Facility following the end of the Designated Period, the applicable margin for LIBOR borrowings will be 2.50% per annum and the applicable margin for U.S. base rate borrowings will be 1.75% per annum. The effective interest rate for the year ended December 31, 2020 was 2.38% (2019 — 3.43%).

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

As of December 31, 2020 and 2019, the Company did not have any letters of credit and advance payment guarantees outstanding under the Credit Facility.

(See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” and “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part I, Item 1A.)

Working Capital Facility

On July 24, 2020, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, renewed its unsecured revolving facility for up to 200.0 million Renminbi (approximately $30.6 million) to fund ongoing working capital requirements (the “Working Capital Facility”). The facility expires in July 2021. As of December 31, 2020, there was 49.9 million Renminbi ($7.6 million) in borrowings outstanding, 140.1 million Renminbi ($21.5 million) available for future borrowings and 10.0 million Renminbi ($1.5 million) available for letters of guarantees under the Working Capital Facility. There were no amounts drawn under the Working Capital facility at December 31, 2019. The amounts available for borrowing under the Working Capital Facility are not subject to a standby fee. The effective interest rate for the year ended December 31, 2020 was 4.31% (2019 — nil).

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The net settlement gain on its foreign currency forward contracts was $2.0 million at December 31, 2020, as the fair value of the forward contracts exceeded the notional value (December 31, 2019 — $0.5 million). As of December 31, 2020, the Company has $31.9 million in notional value of such arrangements outstanding (December 31, 2019 — $36.1 million).

NBC Facility

On October 28, 2019, the Company entered into a $5.0 million facility with the National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. The Company did not have any letters of credit and advance payment guarantees outstanding as of December 31, 2020 and 2019 under the NBC Facility.

Assessment of Liquidity and Capital Requirements

As of December 31, 2020, the Company’s principal sources of liquidity included: (i) its balances of cash and cash equivalents ($317.4 million, which reflects the full draw of the Credit Facility in the first quarter of 2020); (ii) the anticipated collection of trade accounts receivable, which includes amounts owed under joint revenue sharing arrangements and DMR agreements with movie studios; (iii) the anticipated collection of financing receivables due in the next 12 months; and (iv) installment payments expected in the next 12 months on its existing sales and sales-type lease arrangements in backlog.

The Company’s $317.4 million balance of cash and cash equivalents as of December 31, 2020 includes $89.9 million in cash held outside of Canada (December 31, 2019—$90.1 million), of which $77.2 million was held in the People’s Republic of China (the “PRC”) (December 31, 2019—$67.6 million). In the first quarter of 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As a result, during the year ended December 31, 2020, the Company recognized a deferred tax liability of $19.1 million for the applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings.

The Company’s operating cash flows and cash balances will be adversely affected if management’s projections of future signings of IMAX Theater Systems and film performance, theater installations and film productions are not realized. The Company forecasts its short-term liquidity requirements on a quarterly and annual basis. Since the Company’s future cash flows are based on estimates and there may be factors that are outside of the Company’s control (see “Risk Factors” in Part I, Item 1A), there is no guarantee that the Company will be able to fund its operations through cash flows from operations. Under the terms of the Company’s typical sale and sales-type lease agreements, the Company receives substantial cash payments before the Company completes the performance of its obligations. Similarly, the Company receives cash payments for some of its film productions in advance of related cash expenditures.

The repercussions of the COVID-19 global pandemic resulted in a significant decrease in the Company’s revenues, earnings and operating cash flows in 2020 as GBO results from theater exhibitors declined significantly, the installation of certain Theater Systems was delayed, and maintenance services were generally suspended for theaters that were closed. During time periods when there is a lack of new films released by movie studios and a significant number of theaters in the IMAX network are closed, the Company is experiencing a significant decline in earnings and operating cash flows as it is generating significantly lower than normal levels of GBO-based revenue from its joint revenue sharing arrangements and digital remastering services, it is unable to provide normal maintenance services to any of the theaters that remain closed, and while some installation activity is continuing, certain theater system installations have, and may continue to be delayed. In addition, the Company has experienced and is likely to continue to experience delays in collecting payments due under existing theater sale or lease arrangements from its exhibitor partners who are facing financial difficulties as a result of the theater closures. In response, the Company has provided temporary relief to exhibitor partners by waiving or reducing maintenance fees during periods when theaters are closed or operating with reduced capacities and, in certain situations, by providing extended payment terms on annual minimum payment obligations in exchange for a corresponding or longer extension of the term of the underlying sale or lease arrangement.

Based on the Company’s current cash balances and operating cash flows, management expects to have sufficient capital and liquidity to fund its anticipated operating needs and capital requirements during the twelve month period following the date of this report. However, as discussed above, the risk of breaching the Senior Secured Net Leverage Ratio within the next twelve months increases significantly as the ongoing COVID-19 pandemic continues to adversely impact the Company’s ability to generate EBITDA. A violation of this covenant would represent an event of default under the terms of the Credit Agreement, allowing lenders to declare the principal and interest on all outstanding Credit Facility indebtedness due or payable immediately. If a breach of the Senior Secured Net Leverage Ratio covenant were to occur, however, management believes the Company would be able to either reduce a sufficient portion of the drawn amount on the Credit Facility with existing cash balances to achieve compliance, obtain additional sources of liquidity prior to the time when the repayment of its outstanding Credit Facility borrowings would be required, or negotiate a further amendment with its lenders to the Credit Agreement to provide further covenant relief.

(See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” and “Risk Factors – The Company has experienced a significant decrease in its revenues, earnings and cash flows due to the COVID-19 global pandemic and its business, financial condition and results of operations may continue to be significantly harmed in future reporting periods” in Part I, Item 1A.)

Cash Flows for the Years Ended December 31, 2020 and 2019

During the year ended December 31, 2020, cash and cash equivalents increased by $207.9 million principally due to financing cash inflows of $240.6 million, which include the full draw of the Credit Facility in the first quarter of 2020, as discussed above. These financing cash inflows are partially offset by $23.0 million of cash used to fund the Company’s operating activities as the COVID-19 global pandemic resulted in a significant decline in revenue and earnings. In addition, during the year ended December 31, 2020, the Company invested $9.3 million in equipment to be used in its joint revenue sharing arrangements with exhibitors, intangible assets and property, plant and equipment. Based on management’s current operating plan for 2021, the Company expects to continue to use cash to deploy additional IMAX Theater Systems under joint revenue sharing arrangements.

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

Net cash used in operating activities totaled to $23.0 million for the year ended December 31, 2020, as compared to net cash provided by operating activities of $90.4 million for the year ended December 31, 2019. For the year ended December 31, 2020, the net cash outflow from operating activities is principally due to the significant decrease in the Company’s revenue and earnings as a result of the COVID-19 global pandemic.

Investing Activities

Net cash used in investing activities totaled $9.3 million in the year ended December 31, 2020 (2019 — $66.0 million) which includes $6.7 million (2019 — $40.5 million) invested in equipment to be used in the Company’s joint revenue sharing arrangements with exhibitors. In addition, the Company acquired $1.9 million (2019 — $2.9 million) of intangible assets, principally related to the purchase of internal use software, and purchased $0.7 million in property, plant and equipment (2019 — $7.4 million). Furthermore, in the year ended December 31, 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China purchased equity securities in Maoyan for $15.2 million. No investments of equity securities occurred in 2020.

Capital expenditures, including the Company’s investment in joint revenue sharing equipment, purchase of property, plant and equipment, other intangible assets and investments in film assets were $16.9 million in 2020 as compared to $74.3 million in 2019.

Financing Activities

Net cash provided by financing activities totaled $240.6 million for the year ended December 31, 2020, as compared to net cash used of $57.1 million in 2019. In 2020, the net cash provided by financing activities was principally due to $280.0 million in Credit Facility borrowings drawn in the first quarter of 2020, as discussed above, and $7.6 million drawn on IMAX Shanghai’s Working Capital Facility, partially offset by $36.6 million paid to repurchase common shares under the Company’s share repurchase program, $3.6 million paid to purchase treasury stock for the settlement of restricted share units and related taxes, $1.5 million for the repurchase of common shares under the IMAX China share repurchase program, $4.2 million of dividends paid to the non-controlling interest shareholders of IMAX China and $1.1 million in Credit Facility amendment fees.

In 2019, the net cash used in financing activities was principally due to the net repayment of $20.0 million in Credit Facility borrowings, $19.2 million for the repurchase of common shares under the IMAX China share repurchase program, $14.4 million paid to purchase treasury stock for the settlement of restricted share units and related taxes, $4.4 million of dividends paid to the non-controlling interest shareholders of IMAX China, and $2.7 million paid to repurchase common shares under the Company’s share repurchase program, partially offset by $2.4 million common shares issued for stock options exercised and $1.1 million received for the issuance of subsidiary shares to non-controlling interests.

CONTRACTUAL OBLIGATIONS

Payments to be made by the Company under contractual obligations as of December 31, 2020 are as follows:

	Payments Due by Period
(In thousands of U.S. Dollars)	Total Obligation	Less Than One Year	1 to 3 years	3 to 5 years	Thereafter
Purchase obligations(1)	$35,348	$35,247	$83	$—	$18
Pension obligations(2)	20,298	—	20,298	—	—
Operating lease obligations(3)	21,493	3,715	5,190	4,258	8,330
Credit Facility(4)	300,000	—	300,000	—	—
Working Capital Facility	7,643	7,643	—	—	—
Postretirement benefits obligations	3,299	126	265	273	2,635
	$388,081	$46,731	$325,836	$4,531	$10,983

(1)	Represents total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered, but yet to be invoiced.
(2)

The Company has an unfunded defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”), covering its CEO, Mr. Richard L. Gelfond. The SERP has a fixed benefit payable of $20.3 million. The table above assumes that Mr. Gelfond will receive a lump sum payment of $20.3 million six months after retirement at the end of the  term of his current employment agreement, which expires on December 31, 2022, in accordance with the terms of the SERP, although Mr. Gelfond has not informed the Company that he intends to retire at that time.

(3)	Represents the total minimum annual rental payments due under the Company’s operating leases, almost entirely consisting of rent at the Company’s leased office space in New York.
(4)	The Company is not required to make any minimum payments on the Credit Facility.

Pension and Postretirement Obligations

The Company has an unfunded defined benefit pension plan, the SERP, covering the Company’s CEO, Mr. Gelfond. Under the terms of the SERP, if Mr. Gelfond’s employment is terminated other than for cause (as defined in his employment agreement), he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. Pursuant to an amendment to his employment agreement dated November 1, 2019, the term of Mr. Gelfond’s employment was extended through December 31, 2022, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of this amendment to his employment agreement, the total benefit payable to Mr. Gelfond under the SERP was fixed at $20.3 million. As of December 31, 2020, the Company’s Consolidated Balance Sheet includes the present value of the related SERP benefit obligation of approximately $20.1 million recorded within Accrued and Other Liabilities (December 31, 2019 — $18.8 million).

The Company has a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. As of December 31, 2020, the Company’s Consolidated Balance Sheet includes an unfunded benefit obligation of $1.9 million within Accrued and Other Liabilities related to this plan (December 31, 2019 — $1.6 million).

In July 2000, the Company agreed to maintain health benefits for Messrs. Gelfond and Bradley J. Wechsler, the Company’s former Co-CEO and current Chairman of its Board of Directors, upon retirement. As of December 31, 2020, the Company’s Consolidated Balance Sheet includes an unfunded benefit obligation of $0.7 million within Accrued and Other Liabilities related to this plan (December 31, 2019 — $0.7 million).

The Company maintained a non-qualified deferred compensation benefit plan (the “Retirement Plan”) covering the former CEO of IMAX Entertainment and Senior Executive Vice President of the Company. Under the terms of the Retirement Plan, the benefits were due to vest in full if the executive incurred a separation from service from the Company (as defined therein). In the fourth quarter of 2018, the executive incurred a separation from service from the Company, and as such, the Retirement Plan benefits became fully vested as of December 31, 2018 and the accelerated costs were recognized and reflected in Executive Transition Costs in the Consolidated Statements of Operations.

As of December 31, 2020, the benefit obligation related to the Retirement Plan was $3.7 million (December 31, 2019 — $3.6 million) and is recorded on the Company’s Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Consolidated Statements of Operations within Retirement Benefits Non-Service Expenses.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Consolidated Balance Sheets within Prepaid Expenses. As of December 31, 2020, fair value of the COLI asset was $3.2 million (December 31, 2019 — $3.2 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Consolidated Statements of Operations within Gain (Loss) In Fair Value of Investments.

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

NON-GAAP FINANCIAL MEASURES

GAAP refers to generally accepted accounting principles in the United States of America. In this report, the Company presents financial measures in accordance with GAAP and also on a non-GAAP basis under U.S. Securities and Exchange Commission rules. Specifically, the Company presents the following non-GAAP financial measures as supplemental measures of its performance:

•	Adjusted net (loss) income attributable to common shareholders;

•	Adjusted net (loss) income attributable to common shareholders per diluted share;

•	EBITDA; and

•	Adjusted EBITDA per Credit Facility.

For the years ended December 31, 2020 and 2019, adjusted net (loss) income attributable to common shareholders and adjusted net (loss) income attributable to common shareholders per basic and diluted share exclude, where applicable: (i) share-based compensation; (ii) COVID-19 government relief benefits; (iii) legal judgment and arbitration awards; (iv) exit costs, restructuring charges and associated impairments; (v) loss in the fair value of investments, as well as the related tax impact of these adjustments, and (vi) income taxes resulting from management’s decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries.

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

A reconciliation from net (loss) income attributable to common shareholders and the associated per share amounts to adjusted net (loss) income attributable to common shareholders and adjusted net (loss) income attributable to common shareholders per diluted share is presented in the table below. Net (loss) income attributable to common shareholders and the associated per share amounts are the most directly comparable GAAP measures because they reflect the earnings relevant to the Company’s shareholders, rather than the earnings attributable to non-controlling interests. Accordingly, beginning in the first quarter of 2020, the Company updated its reconciliations of these non-GAAP financial measures to reflect this approach.

	Years Ended December 31,
	2020		2019
(In thousands of U.S. Dollars, except per share amounts)	Net Loss	Per Share	Net Income	Per Share
Net (loss) income attributable to common shareholders	$(143,775)	$(2.43)	$46,866	$0.76
Adjustments(1):
Share-based compensation	20,558	0.35	22,236	0.36
COVID-19 government relief benefits(2)	(7,115)	(0.12)	—	—
Legal judgment and arbitration awards	4,105	0.07	—	—
Exit costs, restructuring charges and associated impairments	—	—	850	0.01
Loss in fair value of investments	1,450	0.02	333	0.01
Tax impact on items listed above(3)	(630)	(0.01)	(5,500)	(0.09)
Income taxes resulting from management's decision to no longer indefinitely reinvest the historical earnings of certain foreign subsidiaries	13,344	0.23	—	—
Adjusted net (loss) income(1)	$(112,063)	$(1.89)	$64,785	$1.05

Weighted average diluted shares outstanding		59,237		61,489

(1)	Reflects amounts attributable to common shareholders.
(2)

The Company recognized $6.4 million in benefits from the CEWS program and $0.7 million in benefits from the U.S. CARES Act, as reductions to Selling, General and Administrative Expenses ($6.0 million), Costs and Expenses Applicable to Revenues ($1.0 million) and Research and Development ($0.1 million) in the Consolidated Statements of Operations.

(3)

For the year ended December 31, 2020, the Company recorded a valuation allowance to reduce the value of the deferred tax assets attributable to certain jurisdictions where management cannot reliably estimate future tax liabilities within the next five years, primarily due to uncertainties associated with the COVID-19 global pandemic. As a result, the calculated tax impact as a percentage of the related non-GAAP adjustments is lower than in the prior year.

In addition to the non-GAAP financial measures discussed above, management also uses “EBITDA,” as such term is defined in the Credit Agreement, and which is referred to herein as “Adjusted EBITDA per Credit Facility.” As allowed by the Credit Agreement, Adjusted EBITDA per Credit Facility includes adjustments in addition to the exclusion of interest, taxes, and depreciation and amortization. Adjusted EBITDA per Credit Facility is presented to allow a more comprehensive analysis of the Company’s operating performance and to provide additional information with respect to the Company’s compliance against its Credit Agreement requirements, when applicable. In addition, the Company believes that Adjusted EBITDA per Credit Facility presents relevant and useful information widely used by analysts, investors and other interested parties in the Company’s industry to evaluate, assess and benchmark the Company’s results.

EBITDA is defined as net income or loss excluding: (i) interest expense, net of interest income; (ii) income tax expense or benefit; and (iii) depreciation and amortization, including film asset amortization. Adjusted EBITDA per Credit Facility is defined as EBITDA excluding: (i) share-based and other non-cash compensation; (ii) gain or loss in the fair value of investments; (iii) write-downs, net of recoveries, including asset impairments and credit loss expense; (iv) legal judgment and arbitration awards; and (iv) the gain or loss from equity accounted investments.

A reconciliation of net loss attributable to common shareholders, which is the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA per Credit Facility is presented in the table below. Net loss attributable to common shareholders is the most directly comparable GAAP measure because it reflects the earnings relevant to the Company’s shareholders, rather than the earnings attributable to non-controlling interests. Accordingly, beginning in the first quarter of 2020, the Company updated its reconciliations of these non-GAAP financial measures to reflect this approach.

	For the Twelve Months Ended December 31, 2020 (1)
	Attributable to
	Non-controlling	Less: Attributable to
	Interests and	Non-controlling	Attributable to
	Common Shareholders	Interests	Common Shareholders
(In thousands of U.S. Dollars)
Reported net loss	$(157,486)	$(13,711)	$(143,775)
Add (subtract):
Income tax expense	26,504	5,408	21,096
Interest expense, net of interest income	3,720	(370)	4,090
Depreciation and amortization, including film asset amortization	53,606	4,570	49,036
EBITDA	$(73,656)	$(4,103)	$(69,553)
Share-based and other non-cash compensation	22,038	968	21,070
Loss in fair value of investments	2,081	631	1,450
Write-downs, including asset impairments and credit loss expense	36,337	8,364	27,973
Legal judgment and arbitration awards	4,105	—	4,105
Loss from equity accounted investments	1,858	—	1,858
Adjusted EBITDA per Credit Facility	$(7,237)	$5,860	$(13,097)

(1)

The Senior Secured Net Leverage Ratio is calculated using twelve months ended Adjusted EBITDA per Credit Facility. During the second quarter of 2020, the Company entered into the First Amendment to the Credit Facility Agreement which provides for, among other things, the suspension of the Senior Secured Net Leverage Ratio financial covenant through the first quarter of 2021. For more information see Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8.

The Company cautions users of its financial statements that these non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies. Additionally, the non-GAAP financial measures used by the Company should not be considered in isolation, or as a substitute for, or superior to, the comparable GAAP amounts.

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

Foreign Exchange Rate Risk

A majority of the Company’s revenue is denominated in U.S. Dollars while a significant portion of its costs and expenses is denominated in Canadian Dollars. A portion of the Company’s net U.S. Dollar cash flows is converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In addition, IMAX films generate box office in 84 different countries, and therefore unfavorable exchange rates between applicable local currencies and the U.S. Dollar could have an impact on the Company’s reported gross box office and revenues. The Company has incoming cash flows from its revenue generating theaters and ongoing operating expenses in China through its majority-owned subsidiary IMAX (Shanghai) Multimedia Technology Co., Ltd. In Japan, the Company has ongoing Yen-denominated operating expenses related to its Japanese operations. Net Renminbi and Japanese Yen cash flows are converted to U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in Renminbi, Japanese Yen, Euros and Canadian Dollars.

The Company manages its exposure to foreign exchange rate risks through its regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

Certain of the Company’s subsidiaries held approximately 500.3 million Renminbi ($76.7 million) in cash and cash equivalents as of December 31, 2020 (December 31, 2019 — 471.6 million Renminbi or $67.6 million) and are required to transact locally in Renminbi. Foreign currency exchange transactions, including the remittance of any funds into and out of the PRC, are subject to controls and require the approval of the China State Administration of Foreign Exchange to complete. Any developments relating to the Chinese economy and any actions taken by the Chinese government are beyond the control of the Company; however, the Company monitors and manages its capital and liquidity requirements to ensure compliance with local regulatory and policy requirements.

For the year ended December 31, 2020, the Company recorded a foreign exchange net gain of $0.8 million as compared to a foreign exchange net loss of $(0.9) million in 2019, associated with the translation of foreign currency denominated monetary assets and liabilities.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. The forward contracts have settlement dates throughout 2021. Foreign currency derivatives are recognized and measured in the Company’s Consolidated Balance Sheets at fair value. Changes in the fair value (gains or losses) are recognized in the Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. Certain of these foreign currency forward contracts held by the Company as of December 31, 2020, are designated and qualify as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with Selling, General and Administrative Expenses, Inventories and capital expenditures. For foreign currency cash flow hedging instruments related to Selling, General and Administrative Expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive Income and reclassified to the Consolidated Statements of Operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to Inventories, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive Income and reclassified to Inventories on the Consolidated Balance Sheets when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to capital expenditures, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive Income and reclassified to Property, Plant and Equipment on the Consolidated Balance Sheets when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Consolidated Statements of Operations.

The notional value of foreign currency cash flow hedging instruments that qualify for hedge accounting at December 31, 2020 was $26.4 million (December 31, 2019 — $36.1 million). A gain of $0.6 million was recorded to Other Comprehensive Income with respect to change in fair value of these contracts in 2020 (2019 — a gain of $0.6 million). A loss of $0.6 million was reclassified from Accumulated Other Comprehensive Income to Selling, General and Administrative Expenses, Inventories and Property, Plant and Equipment in 2020 (2019 — loss of $1.2 million). A gain of $0.3 million resulting from the change in fair value on forward contracts not meeting the requirements for hedge accounting was recorded to Selling, General and Administrative Expenses. The notional value of forward contracts that do not qualify for hedge accounting at December 31, 2020 was $5.6 million (December 31, 2019 — $nil).

For all derivative instruments, the Company is subject to counterparty credit risk to the extent that the counterparty may not meet its obligations to the Company. To manage this risk, the Company enters into derivative transactions only with major financial institutions.

At December 31, 2020, the Company’s Financing Receivables and working capital items denominated in Canadian Dollars, Renminbi, Japanese Yen, Euros and other foreign currencies translated into U.S. Dollars was $133.5 million. Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2020, the potential change in the fair value of foreign currency-denominated financing receivables and working capital items would have been $13.3 million. A significant portion of the Company’s Selling, General, and Administrative Expenses is denominated in Canadian Dollars. Assuming a 1% change appreciation or depreciation in foreign currency exchange rates at December 31, 2020, the potential change in the amount of Selling, General, and Administrative Expenses would be $0.1 million.

Interest Rate Risk Management

The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash, and its interest expense from variable-rate borrowings under the Credit Facility.

As of December 31, 2020, the Company had drawn down $300.0 million on its Credit Facility (December 31, 2019 — $20.0 million) and $7.6 million on IMAX China’s Working Capital Facility (December 31, 2019 — $nil).

The Company’s largest exposure with respect to variable rate debt comes from changes in LIBOR. The Company had variable rate debt instruments representing 56.3% and 8.1% of its total liabilities at December 31, 2020 and 2019, respectively. If the interest rates available to the Company increased by 10%, the Company’s interest expense would increase by $0.4 million and interest income from cash would increase by $0.2 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate debt and cash balances at December 31, 2020.

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

************

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of IMAX Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of IMAX Corporation and its subsidiaries (together, the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2020, including the related notes and the financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 2020 (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in notes 3, 4, 5 and 6 to the consolidated financial statements, the Company changed the manner in which it accounts for its allowance for current expected credit losses in 2020, the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

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

Revenue Recognition – Theater Systems Revenue

As described in notes 3(n) and 21 to the consolidated financial statements, the Company recognized revenue from IMAX Systems related to the IMAX Technology Sales and Maintenance category (theater systems) of $54.1 million for the year ended December 31, 2020. Management evaluates whether a theater system arrangement involves either a sale or a lease of a theater system, and for those arrangements that are accounted for as a sale of a theater system, determines the transaction price and the allocation thereof to each separate performance obligation based on estimated standalone selling prices. For arrangements accounted for as a sale of a theater system, the transaction price allocated to the performance obligation is recognized when the conditions signifying transfer of control have been met. For theater system arrangements, management applied significant judgment in (i) determining whether the theater system arrangement related to either a sale or a lease by considering the terms of the arrangement including title to the theater system equipment and payment consideration; (ii) estimating the transaction price which may include the discounted present value of fixed ongoing payments and variable consideration (such as indexed minimum payment increases and additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded); (iii) allocating the transaction price to each separate performance obligation based on estimated standalone selling prices; and (iv) determining the timing of revenue recognition based on when performance obligations are met.

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

Uncertain Tax Positions

As described in notes 3(m) and 12 to the consolidated financial statements, the Company had total tax reserves of $17.4 million as of December 31, 2020 related to uncertain tax positions. The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. As disclosed by management, tax benefits are recognized only when it is more likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that has greater than 50% likelihood of being realized upon settlement. As disclosed by management, tax audits can result in subsequent assessments where the ultimate resolution may result in the Company owing additional taxes above what was originally recognized. Tax reserves for uncertain tax positions are adjusted by management to reflect their best estimate of the outcome of examinations and assessments and in light of changing facts and circumstances, such as the completion of a tax audit, expiration of a statute of limitations, the refinement of an estimate, and interest accruals associated with the uncertain tax positions until they are resolved. The estimate of the Company’s tax reserves relating to uncertain tax positions required management to assess uncertainties and to make significant judgments about the application of complex tax laws.

The principal considerations for our determination that performing procedures relating to uncertain tax positions is a critical audit matter are (i) the significant judgment by management in determining uncertain tax positions, including a high degree of estimation uncertainty relative to the numerous and complex tax laws, frequency of tax audits, and potential for significant adjustments as a result of such audits; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s timely identification, recognition and measurement of uncertain tax positions; (iii) the evaluation of audit evidence available to support the tax reserves for uncertain tax positions resulted in significant auditor judgment as the nature of the evidence is often subjective; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and recognition of the tax reserves for uncertain tax positions, controls addressing completeness of the uncertain tax positions, and controls over measurement of the tax reserves. These procedures also included, among others (i) testing the information used in the calculation of the tax reserves for uncertain tax positions; (ii) testing the calculation of the tax reserves for uncertain tax positions by jurisdiction; and (iii) evaluating the status and results of income tax audits with the relevant tax authorities, as applicable. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness and measurement of the Company’s uncertain tax positions, including evaluating the reasonableness of management’s assessment of whether tax positions are more-likely-than-not of being sustained and the amount of potential benefit to be realized, the application of relevant tax laws, and estimated interest and penalties.

Annual Goodwill Impairment Assessment

As described in notes 2 and 3(j) to the consolidated financial statements, the Company’s goodwill balance was $39.0 million as of December 31, 2020, of which $19.1 million relates to the IMAX Systems reporting unit, $13.5 million relates to the Joint Revenue Sharing Arrangement reporting unit, and $6.4 million relates to the IMAX Maintenance reporting unit. Management conducts an impairment test annually in the fourth quarter of the year and between annual tests if indicators of potential impairment exist. As a result of the negative effects of the COVID-19 pandemic on revenue and earnings, management also performed quantitative goodwill impairment tests as of the reporting date of each of the first, second and third quarters of 2020 considering the latest available information and determined that its goodwill was not impaired. The impairment test was performed on a reporting unit level by comparing each unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was estimated using a discounted cash flow model based on management’s current short-term forecast and estimated long-term projections, against which various sensitivity analyses were performed. Management applied significant judgment in estimating the fair value of each reporting unit, which included the use of significant assumptions relating to estimated long-term projections and discount rates.

The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimated long-term projections and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow models; (iii) testing the completeness and accuracy of underlying data used in the models; and (iv) evaluating the reasonableness of the significant assumptions used by management related to estimated long-term projections and discount rates. Evaluating management’s assumptions related to estimated long-term projections involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s discounted cash flow models and the reasonableness of the discount rate assumptions.

Allowance for Credit Losses on Accounts Receivable, Financing Receivables and Variable Consideration Receivables

As described in notes 2, 3(d) and 5 to the consolidated financial statements, the Company’s allowance for credit losses related to accounts receivable was $14.3 million, the allowance for credit losses related to financing receivables was $7.8 million and the allowance for credit losses related to variable consideration receivables was $1.9 million as of December 31, 2020 (together allowance for credit losses on receivables). Accounts receivable, financing receivables and variable consideration receivables are measured on the amortized cost basis and presented at the net amount expected to be collected. As disclosed by management, management increased its provision for current expected credit losses by $18.6 million for the year ended December 31, 2020, in part reflecting a reduction in the credit quality of its theater related accounts receivable, financing receivables and variable consideration receivables, which management believes is primarily related to the COVID-19 pandemic. Management develops its estimate of credit losses by class of receivable and customer type through a calculation that utilizes historical loss rates which are then adjusted for specific receivables that are judged to have a higher than normal risk profile after taking into account management’s internal credit quality classifications, as well as macro-economic and industry risk factors. Management applied significant judgment in estimating the allowance for credit losses on receivables, which included assessing credit quality classifications, macro-economic and industry risk factors.

The principal considerations for our determination that performing procedures relating to the allowance for credit losses on accounts receivable, financing receivables and variable consideration receivables is a critical audit matter are (i) the significant judgment by management in estimating the allowance for credit losses on receivables; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assessment of credit quality classifications, macro-economic and industry risk factors.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the allowance for credit losses on receivables, including controls related to management’s assessment of credit quality classifications, macro-economic and industry risk factors. These procedures also included, among others (i) testing management’s process for estimating the allowance for credit losses on receivables; (ii) evaluating the appropriateness of management’s method; (iii) testing the completeness and accuracy of underlying data used in the method; and (iv) evaluating the reasonableness of management’s assessment of credit quality classifications, macro-economic and industry risk factors. Evaluating the reasonableness of management’s assessment of credit quality classifications, macro-economic and industry risk factors on a sample basis involved considering (i) recent payment patterns of customers; (ii) consistency with external market and industry data; (iii) inquiries with management regarding adjustments for forward-looking information on economic factors affecting the ability of customers to settle the receivables; (iv) recent correspondence with customers; (v) recent public filings by customers; and (vi) whether this assessment was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada March 4, 2021

We have served as the Company's auditor since 1987, which includes periods before the entity became subject to SEC reporting requirements.

IMAX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars except share amounts)

	As of December 31,
	2020	2019
Assets
Cash and cash equivalents	$317,379	$109,484
Accounts receivable, net of allowance for credit losses (see Note 5)	56,300	99,513
Financing receivables, net of allowance for credit losses (see Note 5)	131,810	128,038
Variable consideration receivable, net of allowance for credit losses (see Note 5)	40,526	40,040
Inventories	39,580	42,989
Prepaid expenses	10,420	10,237
Film assets, net of accumulated amortization	5,777	17,921
Property, plant and equipment, net of accumulated depreciation	277,397	306,849
Investment in equity securities	13,633	15,685
Other assets	21,673	25,034
Deferred income tax assets	17,983	23,905
Other intangible assets, net of accumulated amortization	26,245	30,347
Goodwill	39,027	39,027
Total assets	$997,750	$889,069
Liabilities
Bank indebtedness, net of unamortized debt issuance costs	$305,676	$18,229
Accounts payable	20,837	20,414
Accrued and other liabilities	99,354	112,779
Deferred revenue	87,982	94,552
Deferred income tax liabilities	19,134	—
Total liabilities	532,983	245,974
Commitments and contingencies (see Notes 15 and 16)
Non-controlling interests	759	5,908
Shareholders' equity
Capital stock common shares — no par value. Authorized — unlimited number.
58,921,731 issued and 58,921,008 outstanding (December 31, 2019 — 61,362,872 issued and 61,175,852 outstanding)	407,031	423,386
Less: Treasury stock, 723 shares at cost (December 31, 2019 — 187,020)	(11)	(4,038)
Other equity	180,330	171,789
Accumulated deficit	(202,849)	(40,253)
Accumulated other comprehensive income (loss)	988	(3,190)
Total shareholders' equity attributable to common shareholders	385,489	547,694
Non-controlling interests	78,519	89,493
Total shareholders' equity	464,008	637,187
Total liabilities and shareholders' equity	$997,750	$889,069

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues
Technology sales	$49,728	$118,245	$106,591
Image enhancement and maintenance services	59,318	188,547	181,740
Technology rentals	17,841	77,961	74,472
Finance income	10,116	10,911	11,598
	137,003	395,664	374,401
Costs and expenses applicable to revenues
Technology sales	33,170	63,627	54,853
Image enhancement and maintenance services	53,598	88,175	84,236
Technology rentals	28,695	29,690	27,383
	115,463	181,492	166,472
Gross margin	21,540	214,172	207,929
Selling, general and administrative expenses	108,485	123,456	117,477
Research and development	5,618	5,203	13,728
Amortization of intangibles	5,394	4,955	4,145
Credit loss expense (see Note 5)	18,608	2,430	3,130
Asset impairments	1,151	—	—
Legal judgment and arbitration awards (see Note 16)	4,105	—	11,737
Executive transition costs (see Note 25)	—	—	2,994
Exit costs, restructuring charges and associated impairments (see Note 26)	—	850	9,542
(Loss) income from operations	(121,821)	77,278	45,176
Loss in fair value of investments	(2,081)	(517)	—
Retirement benefits non-service expense	(600)	(737)	(499)
Interest income	2,388	2,105	1,844
Interest expense	(7,010)	(2,793)	(2,916)
(Loss) income before taxes	(129,124)	75,336	43,605
Income tax expense	(26,504)	(16,768)	(9,518)
Equity in (losses) income of investees, net of tax	(1,858)	3	(492)
Net (loss) income	(157,486)	58,571	33,595
Net loss (income) attributable to non-controlling interests	13,711	(11,705)	(10,751)
Net (loss) income attributable to common shareholders	$(143,775)	$46,866	$22,844

Net (loss) income per share attributable to common shareholders - basic and diluted:
Net (loss) income per share — basic and diluted	$(2.43)	$0.76	$0.36

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands of U.S. Dollars)

	Years Ended December 31,
	2020	2019	2018
Net (loss) income	$(157,486)	$58,571	$33,595
Unrealized defined benefit plan actuarial (loss) gain	(897)	157	1,448
Unrealized postretirement benefit plans actuarial (loss) gain	(351)	(153)	85
Prior service cost arising during the period	—	(456)	—
Amortization of prior service cost	87	—	—
Unrealized net gain (loss) from cash flow hedging instruments	500	552	(2,219)
Realization of cash flow hedging net loss (gain) upon settlement	604	1,183	(408)
Foreign currency translation adjustments	5,992	(729)	(3,170)
Other comprehensive income (loss), before tax	5,935	554	(4,264)
Income tax benefit (expense) related to other comprehensive income (loss)	55	(378)	286
Other comprehensive income (loss), net of tax	5,990	176	(3,978)
Comprehensive (loss) income	(151,496)	58,747	29,617
Comprehensive loss (income) attributable to non-controlling interests	11,899	(11,483)	(9,735)
Comprehensive (loss) income attributable to common shareholders	$(139,597)	$47,264	$19,882

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

	Years Ended December 31,
	2020	2019	2018
Cash provided by (used in):
Operating Activities
Net (loss) income	$(157,486)	$58,571	$33,595
Adjustments to reconcile net (loss) income to cash from operations:
Depreciation and amortization	53,606	63,487	57,437
Credit loss expense	18,608	2,430	3,130
Write-downs	17,729	4,376	8,640
Deferred income tax expense (benefit)	23,618	6,762	(6,923)
Share-based and other non-cash compensation	22,038	23,570	23,723
Unrealized foreign currency exchange (gain) loss	(1,355)	32	631
Loss in fair value of investments	2,081	517	—
Equity in losses (income) of investees	1,858	(3)	492
Changes in assets and liabilities:
Accounts receivable	33,597	(8,621)	33,942
Inventories	1,637	1,942	(14,022)
Film assets	(7,665)	(23,437)	(23,200)
Deferred revenue	(6,637)	(12,242)	(6,494)
Changes in other operating assets and liabilities	(24,640)	(27,008)	(979)
Net cash (used in) provided by operating activities	(23,011)	90,376	109,972
Investing Activities
Purchase of property, plant and equipment	(697)	(7,421)	(13,368)
Investment in equipment for joint revenue sharing arrangements	(6,654)	(40,489)	(34,810)
Acquisition of other intangible assets	(1,904)	(2,931)	(8,696)
Investment in equity securities	—	(15,153)	—
Net cash used in investing activities	(9,255)	(65,994)	(56,874)
Financing Activities
Increase in revolving credit facility borrowings	287,610	35,000	65,000
Repayment of revolving credit facility borrowings	—	(55,000)	(50,667)
Credit facility amendment fees paid	(1,073)	—	(1,909)
Settlement of restricted share units and options	(3,075)	(9,795)	(5,249)
Treasury stock repurchased for future settlement of restricted share units	(11)	(4,038)	(916)
Repurchase of common shares, IMAX China	(1,534)	(19,162)	(6,084)
Taxes withheld and paid on employee stock awards vested	(512)	(590)	(1,437)
Common shares issued - stock options exercised	—	2,404	1,017
Repurchase of common shares	(36,624)	(2,659)	(71,479)
Issuance of subsidiary shares to non-controlling interests (net of return on capital)	—	1,106	7,796
Dividends paid to non-controlling interests	(4,214)	(4,384)	(6,934)
Net cash provided by (used in) financing activities	240,567	(57,118)	(70,862)
Effects of exchange rate changes on cash	(406)	630	629
Increase (decrease) in cash and cash equivalents during year	207,895	(32,106)	(17,135)
Cash and cash equivalents, beginning of year	109,484	141,590	158,725
Cash and cash equivalents, end of year	$317,379	$109,484	$141,590

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

IMAX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands of U.S. Dollars except share amounts)

	Years Ended December 31,
	2020	2019	2018
Adjustments to capital stock:
Balance, beginning of year	$419,348	$421,539	$440,664
Change in shares held in treasury	4,027	(3,122)	4,216
Restricted share units vested	1,448	—	—
Employee stock options exercised	—	1,752	218
Fair value of stock options exercised at the grant date	—	104	70
Average carrying value of repurchased and retired common shares	(17,803)	(925)	(23,629)
Balance, end of year	407,020	419,348	421,539
Adjustments to other equity:
Balance, beginning of year	171,789	179,595	175,300
Amortization of share-based payment expense - stock options	2,707	8,910	5,907
Amortization of share-based payment expense - restricted share units	14,162	13,985	16,325
Amortization of share-based payment expense - performance stock units	2,771	—	—
Restricted share units vested	(9,565)	(10,525)	(12,582)
Cash received from the issuance of common shares in excess of par value	—	651	799
Fair value of stock options exercised at the grant date	—	(104)	(70)
Common shares repurchased, IMAX China	(1,534)	(19,162)	(6,084)
Stock options exercised from treasury shares purchased on open market	—	(1,561)	—
Balance, end of year	180,330	171,789	179,595
Adjustments to accumulated deficit:
Balance, beginning of year	(40,253)	(85,385)	(87,592)
Retrospective adoption of ASC Topic 606, Revenue from Contracts with Customers	—	—	27,213
Net (loss) income attributable to common shareholders	(143,775)	46,866	22,844
Common shares repurchased and retired	(18,821)	(1,734)	(47,850)
Balance, end of year	(202,849)	(40,253)	(85,385)
Adjustments to accumulated other comprehensive income (loss):
Balance, beginning of year	(3,190)	(3,588)	(626)
Other comprehensive income (loss), net of tax	4,178	398	(2,962)
Balance, end of year	988	(3,190)	(3,588)
Adjustments to non-controlling interests:
Balance, beginning of year	89,493	80,757	74,511
Retrospective adoption of ASC Topic 606, Revenue from Contracts with Customers	—	—	735
Net (loss) income attributable to non-controlling interests	(8,572)	13,343	13,461
Other comprehensive income (loss), net of tax	1,812	(223)	(1,016)
Dividends paid to non-controlling shareholders	(4,214)	(4,384)	(6,934)
Balance, end of year	78,519	89,493	80,757
Total Shareholders' Equity	$464,008	$637,187	$592,918
Common shares issued and outstanding:
Balance, beginning of year	61,175,852	61,433,589	64,695,550
Employee stock options exercised	—	19,088	12,750
Restricted share units and stock option exercises settled from treasury shares purchased on open market	187,020	44,579	206,651
Restricted share units settled with new treasury shares	42,982	—	—
Repurchase of common shares	(2,484,123)	(134,384)	(3,436,783)
Shares held in treasury	(723)	(187,020)	(44,579)
Balance, end of year	58,921,008	61,175,852	61,433,589

(See the accompanying notes, which are an integral part of these Consolidated Financial Statements)

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

For all IMAX theaters, theater owners or operators are also responsible for paying the Company an annual maintenance and extended warranty fee. Under these arrangements, the Company provides proactive and emergency maintenance services to every theater in its network to ensure that each presentation is up to the highest IMAX quality standard. The Company’s theater business activities also include the after-market sale of IMAX projection system parts and 3D glasses.

As of December 31, 2020, there were 1,650 IMAX Theater Systems operating in 84 countries and territories, including 1,562 commercial multiplexes, 12 commercial destinations and 76 institutional locations. This compares to 1,624 IMAX Theater Systems operating in 81 countries and territories as of December 31, 2019 including 1,529 commercial multiplexes, 14 commercial destinations and 81 institutional locations.

The Company also licenses film content and distributes large-format films, primarily for its institutional theater partners and provides film post-production and quality control services for large-format films (whether produced by IMAX or third parties), and digital post-production services.

The Company has the following reportable segments: (i) IMAX DMR; (ii) Joint Revenue Sharing Arrangements; (iii) IMAX Systems, (iv) IMAX Maintenance; (v) Other Theater Business; (vi) New Business Initiatives; (vii) Film Distribution; and (viii) Film Post-Production, which are described in Note 21.

2.  Impact of COVID-19 Pandemic

In late January 2020, in response to the public health risks associated with the novel coronavirus and the disease that it causes (“COVID-19”), the Chinese government directed exhibitors in China to temporarily close more than 70,000 movie theaters, including all of the approximately 700 IMAX theaters in mainland China. On March 11, 2020, due to the worsening public health crisis associated with the novel coronavirus, COVID-19 was characterized as a pandemic by the World Health Organization, and in the following weeks, local, state and national governments instituted stay-at-home orders and restrictions on large public gatherings which caused movie theaters in countries around the world to temporarily close, including substantially all of the IMAX theaters in those countries. As a result of the theater closures, movie studios postponed the theatrical release of most films originally scheduled for release in 2020 and early 2021, including many scheduled to be shown in IMAX theaters, while several other films were released directly or concurrently to streaming platforms. More recently, stay-at-home orders have been lifted in many countries and movie theaters throughout the IMAX network gradually reopened in the third quarter of 2020 with reduced capacities, physical distancing requirements, and other safety measures. As of December 31, 2020, a significant number of the theaters in the IMAX commercial multiplex network were open, including substantially all of the theaters in Greater China. In many parts of Asia, audiences have returned to theaters, particularly IMAX theaters, in numbers consistent with pre-pandemic attendance levels despite the continued delay of Hollywood theatrical releases, which typically account for 70% of box office ticket sales in those regions. Management believes this indicates that moviegoers are eager to return to cinemas where and when theaters are open and they feel safe.  However, ticket sales have been significantly lower than normal levels in theaters outside of Asia as Hollywood movie studios have further delayed the theatrical release dates for a number of films. As a result, certain theater chains have remained closed or have reduced their operating hours. In addition, theaters in major markets remain temporarily closed.

The repercussions of the COVID-19 global pandemic resulted in a significant decrease in the Company’s revenues, earnings and operating cash flows in 2020 as gross box office (“GBO”) results from the Company’s theater customers declined significantly, the installation of certain theater systems was delayed, and maintenance services were generally suspended for theaters that were closed. While there continues to be a lack of new films released by movie studios and a significant number of theaters in the IMAX network are closed, the Company is experiencing a significant decline in earnings and operating cash flows as it is generating significantly lower than normal levels of GBO-based revenue from its joint revenue sharing arrangements and digital remastering services, it is unable to provide normal maintenance services to any of the theaters that remain closed, and while some installation activity is continuing, certain theater system installations have, and may continue to be delayed. In addition, the Company has experienced and is likely to continue to experience delays in collecting payments due under existing theater sale or lease arrangements from its exhibitor customers who are facing financial difficulties as a result of the theater closures. In response, the Company has provided temporary relief to exhibitor customers by waiving or reducing maintenance fees during periods when theaters are closed or operating with reduced capacities and, in certain situations, by providing extended payment terms on annual minimum payment obligations in exchange for a corresponding or longer extension of the term of the underlying sale or lease arrangement. As discussed in Note 5, in 2020, the Company increased its provision for current expected credit losses by $18.6 million, in part reflecting a reduction in the credit quality of its theater related accounts receivable, financing receivables and variable consideration receivables, which management believes is primarily related to the COVID-19 pandemic and adequately addresses the risk of not collecting these receivables in full.

The Company may continue to be significantly impacted by the COVID-19 global pandemic even after a significant portion or all theaters are reopened. The global economic impact of COVID-19 has led to record levels of unemployment in certain countries, which has led to, and may continue to result in lower consumer spending. The timing and extent of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay the Company’s ability to generate significant GBO-based revenue as consumer behavior normalizes and consumer spending recovers.

In response to uncertainties associated with the COVID-19 global pandemic, the Company has taken and is continuing to take significant steps to preserve cash by eliminating non-essential costs, placing certain employees on a temporary furlough, reducing the working hours of other employees and reducing all non-essential capital expenditures to minimum levels.

The Company has also implemented an active cash management process, which, among other things, requires senior management approval of all outgoing payments. In addition, in the first quarter of 2020, the Company drew down $280.0 million in remaining available borrowing capacity under the Credit Facility provided by the Credit Agreement, which was then amended in June 2020 to, among other things, suspend the Senior Secured Net Leverage Ratio financial covenant in the Credit Agreement through the first quarter of 2021 and substitute quarterly EBITDA from the third and fourth quarters of 2019 in lieu of the EBITDA for the corresponding quarters of 2020 to meet the original Senior Secured Net Leverage Ratio financial covenant (see Note 14).

As of December 31, 2020, the Company was in compliance with all of its requirements under the Credit Agreement, as amended. The Company’s continued compliance with the requirements of the Credit Agreement will depend on the Company’s ability to generate sufficient EBITDA to ensure compliance with the Senior Secured Net Leverage Ratio covenant throughout the next twelve months, which is dependent on the timing of when theaters in the IMAX network resume normal operations. The risk of breaching this covenant within the next twelve months increases significantly as the ongoing COVID-19 pandemic continues to adversely impact the Company’s ability to generate EBITDA. A violation of this covenant would represent an event of default under the terms of the Credit Agreement, allowing lenders to declare the principal and interest on all outstanding Credit Facility indebtedness due or payable immediately. If a breach of the Senior Secured Net Leverage Ratio covenant were to occur, however, management believes the Company would be able to either reduce a sufficient portion of the drawn amount on the Credit Facility with existing cash balances to achieve compliance, obtain additional sources of liquidity prior to the time when the repayment of its outstanding Credit Facility indebtedness would be required, or negotiate a further amendment with its lenders to the Credit Agreement to provide further covenant relief.

Furthermore, the Company has applied for and received wage subsidies, tax credits and other financial support under COVID-19 relief legislation that has been enacted in the countries in which it operates. During 2020, the Company recognized $6.4 million in benefits from the Canada Emergency Wage Subsidy (“CEWS”) program and $0.7 million in benefits from the U.S. CARES Act, as reductions to Selling, General and Administrative Expenses ($6.0 million), Costs and Expenses Applicable to Revenues ($1.0 million) and Research and Development ($0.1 million) in the Consolidated Statements of Operations. The CEWS program has been extended to June 2021. The Company will continue to review and apply for additional subsidies and credits for the remaining terms of these programs, where applicable.

In the fourth quarter of 2020, the Company performed its annual goodwill impairment test considering the latest available information and determined that its goodwill was not impaired. As of December 31, 2020, the Company’s total Goodwill was $39.0 million, of which $19.1 million relates to the IMAX Systems reporting unit, $13.5 million relates to the Joint Revenue Sharing Arrangement reporting unit, and $6.4 million relates to the IMAX Maintenance reporting unit. The impairment test was performed on a reporting unit level by comparing each unit’s carrying value, including goodwill, to its fair value. The carrying value of each reporting unit is based on a systematic and rational allocation of certain assets and liabilities. The fair value of each reporting unit is assessed using a discounted cash flow model based on management’s current short-term forecast and estimated long-term projections, against which various sensitivity analyses are performed. The discount rates used in the cash flow model are derived based on the Company’s estimated weighted average cost of capital. These estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes. Actual results may differ materially from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic (see Note 3).

In the fourth quarter of 2020, the Company also updated its recoverability tests of the carrying values of the theater system equipment supporting its joint revenue sharing arrangements, which are recorded within Property, Plant and Equipment. In performing its reviews of recoverability, the Company estimated the undiscounted future cash flows expected to result from the use of the assets. The cash flow estimates used in these tests are consistent with management’s estimated long-term projections, against which various sensitivity analyses were performed. These estimates are highly uncertain due to the COVID-19 global pandemic; therefore, management’s estimated cash flows factor in a number of underlying variables and ranges of possible cash flow scenarios. Actual results may differ materially from management’s estimates, especially due to the uncertainties associated with the COVID-19 pandemic. For the year ended December 31, 2020, the Company recorded impairment losses of $0.3 million related to the theater system equipment supporting its joint revenue sharing arrangements. (See Note 3.)

In the third quarter of 2020, the Company assessed the recoverability of its deferred tax assets and recorded a $23.7 million valuation allowance to reduce the value of deferred tax assets. The valuation allowance was recorded in the jurisdictions where management could not reliably forecast that future tax liabilities would arise within the next five years, primarily due to the uncertainties around the long-term impact of the COVID-19 global pandemic. In the fourth quarter of 2020, the Company increased the valuation allowance against its deferred tax assets by $4.9 million due to additional losses recorded in the period. The valuation allowance is expected to reverse when the Company determines it is more likely than not that the deferred tax assets in these jurisdictions will be realized. Despite this valuation allowance, the Company remains entitled to benefit from the tax attributes which currently have a valuation allowance applied to them. (See Note 12.)

If business conditions deteriorate further, or should they remain depressed for a more prolonged period of time, management’s estimates of operating results and future cash flows for the IMAX Systems and Joint Revenue Sharing Arrangements reporting units may be insufficient to support the goodwill assigned to them, thus requiring impairment charges. The Company will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. In addition, estimates related to future expected credit losses (see Note 5) and the recoverability of deferred tax assets (see Note 12), as well as the recoverability of joint revenue sharing equipment assets and the realization of variable consideration assets, could be further impacted by changes in estimates in the future (see Note 3).

3.  Summary of Significant Accounting Policies

The Company prepares its Consolidated Financial Statements in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. The significant accounting policies used by the Company are summarized below.

(a)	Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company together with its consolidated subsidiaries, except for subsidiaries which have been identified as variable interest entities (“VIEs”) where the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated. The Company has evaluated its various variable interests to determine whether they are VIEs as required by U.S. GAAP.

The Company has interests in ten film production companies, which have been identified as VIEs. The Company is the primary beneficiary of and consolidates five of these entities as it has the power to direct the activities that most significantly impact the economic performance of the VIE, and it has the obligation to absorb losses or the right to receive benefits from the respective VIE that could potentially be significant. The majority of the assets relating to these production companies are held by the IMAX Original Film Fund (the “Original Film Fund”) as described in Note 24(b). The Company does not consolidate the other five film production companies because it does not have the power to direct their activities and it does not have the obligation to absorb the majority of the expected losses or the right to receive expected residual returns. The Company uses the equity method of accounting for these entities, which are not material to the Company’s Consolidated Financial Statements. A loss in value of an investment that is other than temporary is recognized as a charge in the Consolidated Statements of Operations.

As of December 31, 2020 and 2019, total assets and liabilities of the Company's consolidated VIEs are as follows:

	December 31,	December 31,
(In thousands of U.S. Dollars)	2020	2019
Total assets	$1,543	$9,677
Total liabilities(1)	$230	$308

(1)

Prior year comparative amounts have been updated to conform with current year presentation. As a result, total liabilities as of December 31, 2019 have been updated to exclude the non-controlling interest in temporary equity.

(b)	Estimates and Assumptions

The preparation of financial statements and related disclosures in accordance with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying notes. Management’s judgments, assumptions, and estimates are based on historical experience, future expectations and other factors that are believed to be reasonable as of the date of the Company’s Consolidated Financial Statements. Actual results may ultimately differ from the Company’s original estimates, as future events and circumstances sometimes do not develop as expected, and the differences may be material.

Significant estimates made by management include, but are not limited to: (i) the allocation of the transaction price in an IMAX Theater System arrangement to distinct performance obligations; (ii) constraints on the recognition of variable consideration related to sales of IMAX Theater Systems; (iii) expected credit losses on accounts receivable, financing receivables and variable consideration receivables; (iv) provisions for the write-down of excess and obsolete inventory; (v) the fair values of the reporting units used in assessing the recoverability of goodwill; (vi) the cash flow estimates used in testing the recoverability of long-lived assets such as the theater system equipment supporting joint revenue sharing arrangements; (vii) the economic lives of the theater system equipment supporting joint revenue sharing arrangements; (viii) the useful lives of intangible assets; (ix) the ultimate revenue forecasts used to test the recoverability of film assets; (x) the discount rates used to determine the present value of lease liabilities; (xi) pension plan assumptions; (xii) estimates related to the fair value and projected vesting of share-based payment awards; (xiii) the valuation of deferred income tax assets; and (xiv) reserves related to uncertain tax positions.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid investments convertible to a known amount of cash and with an original maturity of three months or less to be cash equivalents.
(d)	Current Expected Credit Losses

In 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”), which amends previously issued guidance regarding the impairment of financial instruments by creating an impairment model that is based on expected losses rather than incurred losses. The standard requires financial assets measured on the amortized cost basis to be presented at the net amount expected to be collected. The Company’s accounts receivable, financing receivables and variable consideration receivables are within the scope of ASU No. 2016-13. The Company adopted ASU No. 2016-13 and several associated ASUs on January 1, 2020 with no required cumulative-effect adjustment to accumulated deficit.

The ability of the Company to collect its accounts receivable balances is heavily dependent on the viability and solvency of individual theater operators which is significantly influenced by consumer behavior and general economic conditions. Theater operators and, in certain situations, movie studios, may experience financial difficulties that could cause them to be unable to fulfill their payment obligations to the Company.

The Company develops its estimate of credit losses by class of receivable and customer type through a calculation that utilizes historical loss rates which are then adjusted for specific receivables that are judged to have a higher than normal risk profile after taking into account management’s internal credit quality classifications, as well as macro-economic and industry risk factors.

The Company considers financing receivables with an aging between 60-89 days as indications of theaters with potential collection concerns. At this point, the Company will begin to focus its review on these financing receivables and increase its discussions internally and with the theater regarding payment status. Once a theater’s aging exceeds 90 days, the Company’s policy is to perform an enhanced review to assess collectibility of the theater’s past due accounts. The over 90 days past due category may be an indicator of potential impairment as up to 90 days outstanding is considered to be a reasonable time to resolve any issues. Given the impacts of the COVID-19 global pandemic on the Company’s customers, management has enhanced its monitoring procedures with respect to overdue receivables.

(See Note 5 for more information related to the Company’s receivables and current expected credit losses.)

(e)	Inventories

Inventories are carried at the lower of cost, determined on an average cost basis, and net realizable value except for raw materials, which are carried at the lower of cost and replacement cost. Finished goods and work-in-process includes the cost of raw materials, direct labor, theater design costs, and an applicable share of manufacturing overhead costs.

The costs related to IMAX Theater Systems under sales and sales-type lease arrangements are transferred from Inventories to Costs and Expenses Applicable to Revenues – Technology Sales in the period when the sale is recognized in the Consolidated Statements of Operations. The costs related to IMAX Theater Systems under joint revenue sharing arrangements are transferred from Inventories to assets under construction in Property, Plant and Equipment when allocated to a signed joint revenue sharing arrangement.

The Company records write-downs for excess and obsolete inventory based upon management’s judgments regarding future events and business conditions, including the anticipated installation dates for the current backlog of theater system contracts, contracts in negotiation, technological developments, growth prospects within the customers’ ultimate marketplace and anticipated market acceptance of the Company’s current and pending theater systems.

Finished goods inventories includes IMAX Theater Systems for which title has passed to the Company’s customer in situations when the theater system has been delivered to the customer, but the revenue recognition criteria discussed in Note 3(n) have not been met.
(f)	Film Assets

Costs of producing films, including labor, allocated overhead, and costs of acquiring film rights are recorded as Film Assets. Production financing provided by third parties that acquire substantive rights in the film is recorded as a reduction of the cost of the production. Film assets are amortized and participation costs are accrued using the individual-film-forecast method in the same ratio that current gross revenues bear to current and anticipated future ultimate revenues. Estimates of ultimate revenues are prepared on a title-by-title basis and reviewed regularly by management and revised where necessary to reflect the most current information. Ultimate revenues for films include estimates of revenue over a period not to exceed ten years following the date of initial release.

Film exploitation costs, including advertising costs, are expensed as incurred.

Costs, including labor and allocated overhead, of digitally remastering films where the copyright is owned by a third party and the Company shares in the revenue of the third party are included in Film Assets. These costs are amortized using the individual-film-forecast method in the same ratio that current gross revenues bear to current and anticipated future ultimate revenues from the remastered film.

The recoverability of the Company’s film assets is dependent upon the commercial acceptance of the underlying films and the resulting level of box office results and, in certain situations, ancillary revenues. If management’s projections of future net cash flows resulting from the exploitation of a film indicate that the carrying value of the film asset is not recoverable, the film asset is written down to its fair value.
(g)	Property, Plant and Equipment

Property, Plant and Equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the underlying assets as follows:

Theater system components(1)	—	Over the equipment’s anticipated useful life (7 to 20 years)
Camera equipment	—	Over a period between 5 to 10 years
Buildings	—	Over a period between 20 to 25 years
Office and product equipment	—	Over a period between 3 to 5 years
Leasehold improvements	—	Over the shorter of the initial term of the underlying leases plus any reasonably assured renewal terms, and the useful life of the asset

(1)	Includes equipment under joint revenue sharing arrangements.

Equipment and theater system components allocated to be used in future joint revenue sharing arrangements, as well as related direct labor costs and an allocation of direct production costs, are included in assets under construction until such equipment is installed and in working condition, at which time the equipment is depreciated on a straight-line basis over the lesser of the term of the joint revenue sharing arrangement and the equipment’s anticipated useful life. The estimated useful lives of the equipment and theater system components used in joint revenue sharing arrangements are reviewed periodically to determine if any adjustments are required.

Property, Plant and Equipment is grouped and reviewed for impairment at the lowest level for which identifiable cash flows are largely independent whenever events or changes in circumstances indicate that the carrying amount of the asset (or asset group) may not be recoverable. In such situations, the asset (or asset group) is considered impaired when estimated future cash flows (undiscounted and without interest charges) resulting from the use of the asset (or asset group) and its eventual disposition are less than the carrying value of the asset (or asset group). In such situations, the asset (or asset group) is written down to its fair value, which is the present value of the estimated future cash flows. Factors that are considered when evaluating such assets for impairment include a current expectation that it is more likely than not that the long-lived asset will be sold significantly before the end of its useful life, a significant decrease in the market price of the long-lived asset, and a significant change in the extent or manner in which the long-lived asset is being used.

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

Equity securities with readily determinable fair values are reported at fair value with changes in fair value recorded within Gain (Loss) in Fair Value of Investments in the Consolidated Statements of Operations.
(i)	Other Assets

Other assets include lease incentives provided to theater customers, sales commissions and other deferred selling expenses that are direct and incremental to the acquisition of sales contracts, various investments, and foreign currency derivatives.

The Company may provide lease incentives to certain exhibitors which are essential to entering into the respective lease arrangement. Lease incentives include payments made to or on behalf of the exhibitor. These lease incentives are recognized as a reduction in rental revenue on a straight-line basis over the term of the lease.

Sales commissions and other selling expenses paid prior to the recognition of the related revenue are deferred and recognized within Costs and Expenses Applicable to Revenues upon the recognition of the related theater system revenue or the abandonment of the sale arrangement.

Foreign currency derivatives are accounted for at fair value using quoted prices in closed exchanges.

In periods when there are no outstanding borrowings under the Company’s revolving credit facility arrangements, any related debt issuance costs are recorded within Other Assets and amortized on a straight-line basis over the term of the facility. In periods when there are outstanding borrowings under the Company’s revolving credit facility arrangements, any related debt issuance costs are reclassified to reduce the principal amount of outstanding borrowings and amortized on a straight-line basis over the term of the facility. (See Note 14 for information related to the Company’s credit facilities.)
(j)	Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested annually for impairment at the reporting unit level in the fourth quarter of the year and between annual tests if indicators of potential impairment exist. These indicators could include a decline in the Company’s stock price and market capitalization, a significant change in the outlook for the reporting unit's business, lower than expected operating results, increased competition, legal factors, or the sale or disposition of a significant portion of a reporting unit. For reporting units with goodwill, an impairment loss is recognized for the amount by which the reporting unit's carrying value, including goodwill, exceeds its fair value. The carrying value of each reporting unit is based on a systematic and rational allocation of certain assets and liabilities. The fair value of each reporting unit is assessed using a discounted cash flow model based on management’s current short-term forecast and estimated long-term projections, against which various sensitivity analyses are performed. The discount rates used in the cash flow model are derived based on the Company’s estimated weighted average cost of capital. These estimates and the likelihood of future changes in these estimates depend on a number of underlying variables and a range of possible outcomes.
(k)	Other Intangible Assets

Patents, trademarks and other intangible assets are recorded at cost and are amortized on a straight-line basis over estimated useful lives ranging from 4 to 10 years except for intangible assets that have an identifiable pattern of consumption of the economic benefit of the asset. Such intangible assets are amortized over the consumption pattern.

Intangible Assets are grouped and reviewed for impairment at the lowest level for which identifiable cash flows are largely independent whenever events or changes in circumstances indicate that the carrying amount of the asset (or asset group) may not be recoverable. In such situations, the asset (or asset group) is considered impaired when estimated future cash flows (undiscounted and without interest charges) resulting from the use of the asset (or asset group) and its eventual disposition are less than the carrying value of the asset (or asset group). In such situations, the asset (or asset group) is written down to its fair value, which is the present value of the estimated future cash flows. Factors that are considered when evaluating intangible assets for impairment include a current expectation that it is more likely than not that the intangible asset will be sold significantly before the end of its useful life, a significant decrease in the market price of the intangible asset, and a significant change in the extent or manner in which the intangible asset is being used.
(l)	Deferred Revenue

In instances where the Company receives consideration prior to satisfying its performance obligations, the recognition of revenue is deferred. The majority of the Deferred Revenue balance relates to payments received by the Company for IMAX Theater Systems where control of the system has not transferred to the customer. The Deferred Revenue balance related to an individual theater increases as progress payments are made and is then derecognized when control of the system is transferred to the customer. To a lesser extent, the Deferred Revenue balance relates to situations when a theater customer pays the contractual maintenance fee prior to the recognition of revenue.

(m)	Income Taxes

Income taxes are accounted for under the liability method whereby deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the accounting and tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates or laws is recognized in the Company’s Consolidated Statements of Operations in the period in which the change is enacted. Investment tax credits are recognized as a reduction of income tax expense.

The Company assesses the realization of deferred income tax assets and, based on all available evidence, concludes whether it is more likely than not that the net deferred income tax assets will be realized. A valuation allowance is provided for the amount of deferred income tax assets not considered to be realizable. In assessing the need for a valuation allowance, management considers, among other things, projections of future taxable income and ongoing prudent and feasible tax planning strategies. If management determines that sufficient negative evidence exists (for example, if the Company experiences cumulative three-year losses in a certain jurisdiction), then management will consider recording a valuation allowance against a portion or all of the deferred tax assets in that jurisdiction. If, after recording a valuation allowance, management’s projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it could prove more difficult to support the realization of these deferred tax assets. As a result, an additional valuation allowance could be required, which would have an adverse impact on the Company’s effective income tax rate and results. Conversely, if, after recording a valuation allowance, management determines that sufficient positive evidence exists in the jurisdiction in which a valuation allowance is recorded (for example, if the Company is no longer in a three-year cumulative loss position in the jurisdiction, and management expects to have future taxable income in that jurisdiction based upon management’s forecasts and the expected timing of deferred tax asset reversals), the Company may reverse a portion or all of the valuation allowance in that jurisdiction. In such situations, the adjustment made to the deferred tax asset would have a favorable impact on the Company’s effective income tax rate and results in the period such determination was made.

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Tax benefits are recognized only when it is more likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that has greater than 50% likelihood of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a particular tax benefit is a matter of judgment based on the individual facts and circumstances evaluated in light of all available evidence as of the balance sheet date. Although management believes that the Company has adequately accounted for its uncertain tax positions, tax audits can result in subsequent assessments where the ultimate resolution may result in the Company owing additional taxes above what was originally recognized in its financial statements.

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

IMAX Theater Systems

The Company evaluates each of the performance obligations in an IMAX Theater System arrangement to determine which are considered distinct, either individually or in a group, for accounting purposes and which of the deliverables represent separate units of accounting based on the applicable accounting guidance in ASC Topic 606, “Revenue from Contracts with Customers,” ASC Topic 842, “Leases,” and ASC Topic 460, “Guarantees”.

The Company’s “System Obligation” consists of the following: (i) an IMAX Theater System, which includes the projector, sound system, screen system and, if applicable, a 3D glasses cleaning machine; (ii) services associated with the IMAX Theater System, including theater design support, the supervision of installation services, and projectionist training; and (iii) a license to use the IMAX brand to market the theater. The System Obligation, as a group, is a distinct performance obligation and a single unit of accounting. The Company is not responsible for the physical installation of the equipment in the customer’s facility; however, it supervises the installation by the customer. The customer has the right to use the IMAX brand from the date the Company and the customer enter into an arrangement.

IMAX Theater System arrangements also include a requirement for the Company to provide maintenance services over the life of the arrangement in exchange for an extended warranty and annual maintenance fee, which is subject to a consumer price index increase on renewal each year. Consideration related to the provision of maintenance services is included in the allocation of the transaction price to the separate performance obligations in the arrangement at contract inception, as discussed in more detail below. The Company’s maintenance services are a stand ready obligation and, as a result, are recognized on a straight-line basis over the contract term.

The transaction price in an IMAX Theater System arrangement is allocated to each good or service that is identified as a separate performance obligation based on estimated standalone selling prices. This allocation is based on observable prices when the Company sells the good or service separately. The Company has established standalone prices for the System Obligation and maintenance and extended warranty services, as well as for film license arrangements. The Company uses an adjusted market assessment approach for separate performance obligations that do not have standalone selling prices or third-party evidence of estimated standalone selling prices. The Company considers multiple factors including its historical pricing practices, product class, market competition and geography.

IMAX Theater System arrangements involve either the lease or the sale of an IMAX Theater System. The transaction price for the System Obligation, other than for those delivered pursuant to joint revenue sharing arrangements, consist of upfront or initial payments made before and after the final installation of the IMAX Theater System and ongoing payments throughout the term of the arrangement. The Company estimates the transaction price, including an estimate of future variable consideration, received in exchange for the goods delivered or services rendered. The arrangement for the sale of an IMAX Theater System includes indexed minimum payment increases over the term of the arrangement, as well as the potential for additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded. In addition, hybrid sales arrangements include amounts owed by the customer based on a percentage of their box office receipts over the term of the arrangement. These contract provisions are considered to be variable consideration under ASC Topic 606. An estimate of the present value of such variable consideration is recognized as revenue upon the transfer of control of the System Obligation to the customer, subject to constraints to ensure that there is not a risk of significant revenue reversal. This estimate is based on management’s box office projections for the individual theater, which are developed using historical data for the theater and, if necessary, comparable theaters and territories. Transfer of control of the System Obligation occurs at the earlier of client acceptance of the installation of the IMAX Theater System, including projectionist training, and the opening of the theater to the public, as discussed in more detail below.

IMAX Theater System arrangements are non-cancellable, unless the Company fails to perform its obligations. In the absence of a material default by the Company, there is no right to any remedy for the customer under the Company’s arrangements. If a material default by the Company exists, the customer has the right to terminate the arrangement and seek a refund only if the customer provides notice to the Company of a material default and only if the Company does not cure the default within a specified period.

Sales Arrangements

For IMAX Theater System arrangements that qualify as a sale, the transaction price allocated to the System Obligation is recognized in the Consolidated Statements of Operations upon the transfer of control of the system to the customer, which is when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition, (ii) the 3D glasses cleaning machine, if applicable, has been delivered, (iii) projectionist training has been completed and (iv) the earlier of (a) receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater.

The initial revenue recognized consists of payments made before and in connection with installation of the IMAX Theater System and the present value of any future payments, including ongoing fixed minimum payments, which are subject to indexed increases over the term of the arrangement, and the potential for additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded. In addition, hybrid sales arrangements include amounts owed by the customer based on a percentage of their box office receipts over the term of the arrangement. These contract provisions are considered to be variable consideration under ASC Topic 606. An estimate of the present value of such variable consideration is recognized as revenue upon the transfer of control of the System Obligation to the customer, subject to constraints to ensure that there is not a risk of significant revenue reversal.

The Company has also agreed, on occasion, to sell equipment under lease or at the end of a lease term. The transaction price agreed to for these lease buyouts is reflected in the Company’s Consolidated Statements of Operations within Revenues – Technology Sales.

Taxes assessed by governmental authorities that are both imposed on and concurrent with the specific revenue-producing transactions and collected by the Company have been excluded from the measurement of the transaction prices discussed above.

Constraints on the Recognition of Variable Consideration

The recognition of variable consideration involves a significant amount of judgment. Variable consideration is recognized subject to appropriate constraints to avoid a significant reversal of revenue in future periods. The Company reviews its variable consideration assets on at least a quarterly basis. ASC Topic 606 identifies several examples of situations when constraining variable consideration is appropriate:

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

As discussed above, the Company’s significant streams of variable consideration relate to arrangements for the sale of IMAX Theater Systems which include indexed minimum payment increases over the term of the arrangement, as well as the potential for additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded. In addition, hybrid sales arrangements include variable consideration based on a percentage of the customer’s box office receipts over the term of the arrangement.

Variable consideration related to indexed minimum payment increases is outside of the Company’s control, but the movement in the rates is historically well documented and economic trends in inflation are easily accessible. For each contract subject to an indexed minimum payment increase, the Company estimates the most likely amount using published indices. The amount of the estimated minimum payment increase is then recorded at its present value as of the date of recognition using the customer’s implied borrowing rate.

Variable consideration related to the level of the customer’s box office receipts is outside of the Company’s control as it is dependent upon the commercial success of film content in future periods. The Company tracks numerous performance statistics for box office performance in regions worldwide and applies its understanding of these theater markets to estimate the most likely amount of variable consideration to be earned over the term of the arrangement. The Company then applies a constraint to this estimate by reducing the projection by a percentage factor for theaters or markets with no or limited historical box office experience. In cases where direct historical experience can be observed, average experience, eliminating significant outliers, is used. The resulting amount of variable consideration is then recorded at its present value as of the date of recognition using a risk-weighted discount rate.

Lease Arrangements

As a lessor, the Company provides IMAX Theater Systems to customers through long-term lease arrangements. Under these arrangements, in exchange for providing the IMAX Theater System, the Company earns fixed upfront and ongoing consideration. A lease arrangement that transfers substantially all of the benefits and risks incident to ownership of the IMAX Theater System is classified as a sales-type lease; otherwise the lease is classified as an operating lease. Prior to commencement of the lease term for the IMAX Theater System, the Company may modify certain payment terms or make concessions. If these circumstances occur, the Company reassesses the classification of the lease based on the modified terms and conditions.

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

For joint revenue sharing arrangements that are classified as operating leases, initial payments and fixed minimum ongoing payments are recognized as revenue on a straight-line basis over the lease term. For these leases, the lease term is considered to commence when all of the following conditions have been met: (i) the projector, sound system and screen system have been installed and are in full working condition; (ii) the 3D glasses cleaning machine, if applicable, has been delivered; (iii) projectionist training has been completed; and (iv) the earlier of (a) receipt of written customer acceptance certifying the completion of installation and run-in testing of the equipment and the completion of projectionist training or (b) public opening of the theater. Contingent payments in excess of fixed minimum ongoing payments are recognized as revenue when reported by theater operators, provided collectibility is reasonably assured.

Revenues from joint revenue sharing arrangements with upfront payments that qualify for classification as sales-type leases are recognized in accordance with the sales-type lease criteria discussed above. Contingent revenues from joint revenue sharing arrangements are recognized as box-office results and concessions revenues are reported by the theater operator, provided collectibility is reasonably assured.

On April 10, 2020, the FASB staff issued a question-and-answer document to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic. The guidance allows concessions related to the timing of payments, where the total consideration has not changed, to not be accounted for as lease modifications. Instead, any such concessions can be accounted for as if no change was made to the contract or as variable lease payments. Entities do not have to adopt the FASB relief guidance for all lease concessions related to the effects of the COVID-19 pandemic and can choose to apply the FASB relief guidance consistently to leases with similar characteristics and in similar circumstances and should apply reasonable judgment in doing so. In the second quarter of 2020, the Company adopted the FASB relief guidance and elected to account for any such lease concessions as if no change was made to the underlying contracts except for the sales-type leases of which IMAX China is a lessor as they are in different economic environments. The lease concessions for these sales-type leases were accounted for in accordance with the lease modification guidance, which did not have a material effect on the Company’s Consolidated Financial Statements. The adoption of the FASB relief guidance did not have a material effect on the Company’s Consolidated Financial Statements.

Finance Income

Finance Income is recognized over the term of the sales-type lease or financed sale receivable, provided collectibility is reasonably assured. A theater operator that is classified within the “All Transactions Suspended” category under the Company’s internal credit quality guidelines is placed on nonaccrual status and Finance Revenue recognition related to the theater is stopped. While the recognition of Finance Income is suspended, payments received from a customer are applied against the outstanding balance owed. If payments are sufficient to cover any unreserved receivables, a recovery of provision taken on the billed amount, if applicable, is recorded to the extent of the residual cash received. Once the collectibility issues are resolved and the customer has returned to being in good standing, the Company will resume recognition of Finance Income.

Improvements and Modifications

Improvements and modifications to an IMAX Theater System after installation are treated as a separate performance obligation, if and when the Company is requested to perform these services. Revenue is recognized for these services once they have been provided.

Cost and Expenses Applicable to Revenues – Technology Sales

Cost and Expenses Applicable to Revenues – Technology Sales relates to sales and sales-type leases of IMAX Theater Systems and other equipment, and includes the cost of the equipment and costs related to project management, design, delivery and installation supervision services, as applicable. The costs related to IMAX Theater Systems under sales and sales-type lease arrangements are transferred from Inventories to Costs and Expenses Applicable to Revenues – Technology Sales in the period when the sale is recognized in the Consolidated Statements of Operations.

In addition, the Company defers direct selling costs such as sales commissions and other amounts related to these contracts until the related revenue is recognized. The Company may have warranty obligations at or after the time revenue is recognized which require the replacement of certain parts that do not affect the functionality of the theater system or services. The costs for warranty obligations for known issues are accrued as charges to Costs and Expenses Applicable to Revenues – Technology Sales at the time revenue is recognized based on the Company’s past historical experience and cost estimates.

Cost and Expenses Applicable to Revenues – Technology Rentals

Cost and Expenses Applicable to Revenues – Technology Rentals relates to operating leases of IMAX Theater Systems under joint revenue sharing arrangements, and includes the cost of equipment and those costs that result directly from and are essential to the arrangement. Depreciation and impairment losses, if any, are included in Cost and Expenses Applicable to Revenues – Technology Rentals based on the accounting policy set out in Note 3(g). Sales commissions related to these arrangements are deferred and recognized as Costs and Expenses Applicable to Revenues – Technology Rentals in the month they are earned by the salesperson, which is typically the month of installation. Direct advertising and marketing costs for each theater are charged to Costs and Expenses Applicable to Revenues – Technology Rentals as incurred.

Terminations, Consensual Buyouts and Concessions

The Company enters into IMAX Theater System arrangements with customers that contain customer payment obligations prior to the scheduled installation of the theater system. During the period of time between signing and the installation of the IMAX Theater System, which may extend several years, certain customers may be unable to, or may elect not to, proceed with the theater system installation for a number of reasons including business considerations, or the inability to obtain certain consents, approvals or financing. Once the determination is made that the customer will not proceed with installation, the arrangement may be terminated under the default provisions of the arrangement or by mutual agreement between the Company and the customer (a “consensual buyout”). Terminations by default are situations when a customer does not meet the payment obligations under an arrangement and the Company retains the amounts paid by the customer. Under a consensual buyout, the Company and the customer agree, in writing, to a settlement and to release each other of any further obligations under the arrangement or an arbitrated settlement is reached. Any initial payments retained or additional payments received by the Company are recognized as revenue when the settlement arrangements are executed and the cash is received, respectively.

In addition, the Company could agree with customers to convert their obligations for other theater system configurations that have not yet been installed to arrangements to acquire or lease a digital IMAX Theater System. The Company considers these situations to be a termination of the previous arrangement and origination of a new arrangement for the digital IMAX Theater System.

The Company may offer certain incentives to customers to complete IMAX Theater System transactions including payment concessions or free services and products such as film licenses or 3D glasses. Reductions in, and deferral of, payments are taken into account in determining the transaction price either by a direct reduction in the sales price or a reduction of payments to be discounted. Free products and services are accounted for as separate units of accounting.

Maintenance and Extended Warranty Services

Maintenance and extended warranty services may be provided under an arrangement with multiple performance obligations or as a separately priced contract. Revenues related to these services are deferred and recognized on a straight-line basis over the contract period and are recognized within Revenues – Image Enhancement and Maintenance Services in the Consolidated Statements of Operations. Maintenance and extended warranty services includes maintenance of the customer’s equipment and replacement parts. Under certain maintenance arrangements, maintenance services may include additional training services to the customer’s technicians. All costs associated with this maintenance and extended warranty program are expensed as incurred. A loss on maintenance and extended warranty services is recognized if the expected cost of providing the services under the contracts exceeds the related deferred revenue. As the maintenance services are a stand ready obligation with the cost of providing the service expected to increase throughout the term, revenue is recognized over the term of the arrangement such that increased amounts are recognized in later periods.

IMAX DMR Services

In an IMAX DMR arrangement, the Company receives a percentage of the box office receipts from a third party who owns the copyright to a film in exchange for converting the film into IMAX DMR format and distributing it through the IMAX network. In these arrangements, although the Company does not hold rights to the intellectual property in the form of the film content, it is compensated for the application of its intellectual property in the form of its patented DMR processes to create new intellectual property in the form of an IMAX DMR version of film. Revenues associated with both IMAX DMR arrangements qualify for the variable consideration exemption for sales- or usage-based royalties in ASC Topic 606 and are recognized within Revenues – Image Enhancement and Maintenance Services in the period when the corresponding box office sales occur.

Losses on IMAX DMR services are recognized as Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services in the period when it is determined that the Company’s estimate of total revenues to be realized by the remastered film will not exceed the corresponding cost of IMAX DMR services.

Film Production Services

In certain film arrangements, the Company produces a film financed by third parties whereby the third party retains the copyright and the Company obtains exclusive distribution rights. Under these arrangements, the Company is entitled to receive a fixed fee or to retain as a fee the excess of funding over the cost of the production (the “production fee”). The third parties receive a portion of the revenues received by the Company from distributing the film, which is charged to Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services. The production fees are deferred, and are recognized as a reduction in the cost of the film based on the ratio of the Company’s distribution revenues recognized in the current period to the ultimate distribution revenues expected from the film. Film exploitation costs, including advertising and marketing are recorded in Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services as incurred.

Revenue from film production services where the Company does not hold the associated distribution rights are recognized in Services revenues when performance obligations associated with the contractual service are satisfied.

Losses on film production services are recognized as Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services in the period when it is determined that the Company’s estimate of total revenues to be realized by the Company will not exceed estimated total production costs to be expended on the film production.

Film Distribution Services

In a Film Distribution arrangement, the Company licenses film content and distributes large-format films, primarily for its institutional theater partners. The Company’s Film Distribution revenues are strictly from the license of its intellectual property in the form of documentary film content to which the Company holds exclusive distribution rights. Revenue from the licensing of films qualifies for the variable consideration exemption for sales- or usage-based royalties in ASC Topic 606 and is recognized within Revenues – Image Enhancement and Maintenance Services when all performance obligations have been satisfied, which includes the completion and delivery of the film and the commencement of the license period. When license fees are based on a percentage of box-office receipts, revenue is recognized when box-office receipts are reported by exhibitors. Film exploitation costs, including advertising and marketing are recorded in Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services as incurred.

Film Post-Production Services

Revenues from post-production film services are recognized within Revenues – Image Enhancement and Maintenance Services when performance of the contracted services are satisfied.

Other

The Company reports revenue related to its owned and operated theaters within Revenues – Image Enhancement and Maintenance Services. Such revenues include box-office ticket and concession sales, which are recognized in the Consolidated Statements of Operations as tickets are sold and upon the sale of various concessions. The sales are cash or credit card transactions with theater goers based on fixed prices per seat or per concession item.

In addition, the Company enters into commercial arrangements with third party theater owners resulting in the sharing of profits and losses which are recognized within Revenues – Image Enhancement and Maintenance Services when reported by such theaters. The Company also provides management services to certain theaters and recognizes such revenue over the term of such services.

Revenues on camera rentals are recognized within Revenues – Technology Rentals over the rental period.

Revenue from the sale of 3D glasses is recognized within Revenues – Technology Sales when the 3D glasses have been delivered to the customer.

Other service revenues are recognized within Revenues – Image Enhancement and Maintenance Services when the performance of contracted services is complete.
(o)	Leases

As a lessee, the Company’s lease arrangements principally involve office and warehouse space, which are classified as operating leases. The corresponding operating lease right-of-use (“ROU”) assets and liabilities are recorded within Property, Plant and Equipment and Accrued and Other Liabilities in the Company’s Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The incremental borrowing rate used in the calculation of the Company’s lease liability is based on the location of each leased property. None of the Company’s leases include options to purchase the leased property. Most of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has determined that it is reasonably certain that the renewal options on its warehouse leases will be exercised based on previous history, its current understanding of future business needs and its level of investment in leasehold improvements, among other factors. The depreciable lives of ROU assets and related leasehold improvements are limited by the expected lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company rents or subleases certain office space to third parties, which have a remaining term of less than 12 months and are not expected to be renewed. When there are modifications to the lease agreements, the Company remeasures the lease liabilities to reflect changes to lease payments and recognizes the amount of the remeasurement of the lease liability as an adjustment to the ROU assets. The Company reviews the carrying values of the ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. Impairment losses, if any, are recognized in the Consolidated Statements of Operations. Amortization of ROU assets and interest on lease liabilities are included in the Selling, General and Administrative Expenses in the Company’s Consolidated Statements of Operations. (See Note 6 for additional information related to the Company’s operating leases.)
(p)	Research and Development

Research and development costs, which are expensed as incurred, primarily include projector and sound parts, labor, consulting fees, allocation of overheads and other related materials which pertain to the Company’s development of new products and services.  Research and development costs pertaining to fixed and intangible assets that have alternative future uses are capitalized and amortized under their related policies.
(q)	Foreign Currency Translation

Monetary assets and liabilities of the Company’s operations which are denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the end of the period. In 2013, the Company determined that the functional currency of one of its consolidated subsidiaries had changed from the Company’s reporting currency to the currency of the nation in which it is domiciled. As a result, in accordance with the FASB ASC 830 “Foreign Currency Matters”, the adjustment attributable to current-rate translation of non-monetary assets as of the date of the change was reported in Other Comprehensive Income (Loss). The functional currency of its other consolidated subsidiaries continues to be the U.S. dollars. Foreign exchange translation gains and losses are included in the determination of earnings in the period in which they arise.

Foreign currency derivatives are recognized and measured in the Consolidated Balance Sheets at their fair value. Changes in the fair value (gains or losses) are recognized in the Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency hedging instruments. For foreign currency hedging instruments, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported within Other Comprehensive Income (Loss) and reclassified to the Consolidated Statements of Operations when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Consolidated Statements of Operations.

(r)	Share-Based Compensation

The Company issues share-based compensation to eligible employees, directors, and consultants under the IMAX Corporation Second Amended and Restated Long-Term Incentive Plan (as may be amended, the “IMAX LTIP”) and the China Long-Term Incentive Plan (the “China LTIP”) as summarized in Note 17. The IMAX LTIP is the Company’s governing document and awards to employees, directors, and consultants under this plan may consist of stock options, restricted share units (“RSUs”), performance share units (“PSUs”) and other awards. A separate stock option plan, the China LTIP, was adopted by a subsidiary of the Company in October 2012.

The Company measures share-based compensation expense using the grant date fair value of the award, which is recognized as an expense in the Consolidated Statements of Operations on a straight-line basis over the requisite service period. Share-based compensation expense is not adjusted for estimated forfeitures, but is instead adjusted when and if actual forfeitures occur.

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

The Company stratifies its employees into homogeneous groups in order to calculate the grant date fair value of stock options using the Binomial Model. As a result, ranges of assumptions are used for the expected life of the option. The Company uses historical data to estimate option exercise behavior within the Binomial Model and various groups of employees that have similar historical exercise behavior are grouped together for valuation purposes. The expected volatility rate is estimated based on a blended volatility method which takes into consideration the Company’s historical share price volatility, the Company’s implied volatility which is determined in reference to observed current market prices for the Company’s traded options and the Company’s peer group volatility.

(See Note 17(c) for the assumptions used to determine the fair value of the Company’s stock options.)

Restricted Share Units

The fair value of RSU awards is equal to the closing price of the Company’s common stock on the date of grant.  The value of the portion of the award that is ultimately expected to vest is recognized as compensation expense over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company’s RSUs have been classified as equity.

Performance Share Units

The Company grants two types of PSU awards, one which vests based on a combination of employee service and the achievement of certain EBITDA-based targets and one which vests based on a combination of employee service and the achievement of certain stock-price targets. These awards vest over a three-year performance period. The grant date fair value of PSUs with EBITDA-based targets is equal to the closing price on the date of grant or the average closing price of the Company’s common stock for five days prior to the date of grant. The grant date fair value of PSUs with stock-price targets is determined on the grant date using a Monte Carlo simulation, which is a valuation model that takes into account the likelihood of achieving the stock-price targets embedded in the award (“Monte Carlo Model”). The compensation expense attributable to each type of PSU is recognized on a straight-line basis over the requisite service period. At the conclusion of the three-year performance period, the number of PSUs that ultimately vest can range from 0% to a maximum vesting opportunity of 175% of the initial award, depending upon actual performance versus the established EBITDA and stock-price targets.

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

The Company’s PSUs have been classified as equity.

Share-Based Payment Awards to Non-Employees

Share-based payment awards for services provided by non-employees are measured at grant date fair value of the equity instruments that the Company is obligated to issue when the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The grant date is the date which the Company and the non-employees reach a mutual understanding of the key terms and conditions of the share-based payment awards. When there are performance conditions related to the vesting of the share-based awards, the Company assesses the probability of vesting at each reporting date and adjusts the compensation costs based on the probability assessment.
(s)	Pension Plans and Postretirement Benefits

The Company has a defined benefit pension plan, the Supplemental Executive Retirement Plan (the “SERP”). As the Company’s SERP is unfunded, as of December 31, 2020, a liability is recognized for the benefit obligation.

Assumptions used in computing the defined benefit obligations are reviewed annually by management in consultation with its actuaries and adjusted for current conditions. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefits cost are recognized as a component of Other Comprehensive Income. Amounts recognized in Accumulated Other Comprehensive Income including unrecognized actuarial gains or losses and prior service costs are adjusted as they are subsequently recognized in the Consolidated Statements of Operations as components of net periodic benefit cost. Prior service costs resulting from the pension plan inception or amendments are amortized over the expected future service life of the employees, cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation are amortized over the expected average remaining service life of the employees, and current service costs are expensed when earned. The remaining weighted average future service life of the employee used in computing the defined benefit obligation for the year ended December 31, 2020 was 2.0 year.

For defined contribution pension plans, required contributions by the Company are recorded as an expense.

A liability is recognized for the unfunded accumulated benefit obligation of the postretirement benefits plan. Assumptions used in computing the accumulated benefit obligation are reviewed by management in consultation with its actuaries and adjusted for current conditions. Net benefit cost is split between operating income and non-operating income, where only the service cost is included in income from operations and the non-service components are included in Retirement Benefits Non-Service Expenses. Actuarial gains and losses are recognized as a component of Other Comprehensive Income (Loss). Amounts recognized in Accumulated Other Comprehensive Income (Loss) including unrecognized actuarial gains or losses are adjusted as they are subsequently recognized within Retirement Benefits Non-Service Expense in the Consolidated Statements of Operations.
(t)	Guarantees

The ASC Topic 460 “Guarantees” requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. Disclosures as required under the accounting guidance have been included in Note 16(e).

4.  New Accounting Standards and Accounting Changes

Adoption of New Accounting Policies

The Company adopted several standards in 2020, as summarized below.

In 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which amends previously issued guidance regarding the impairment of financial instruments by creating an impairment model that is based on expected losses rather than incurred losses. The standard requires financial assets measured on the amortized cost basis to be presented at the net amount expected to be collected. The Company’s accounts receivable, financing receivables and variable consideration receivables are within the scope of ASU No. 2016-13.  The Company adopted 2016-13 and several associated ASUs on January 1, 2020 with no required cumulative-effect adjustment to accumulated deficit. See Note 5 for a further discussion of the Company’s adoption of ASC Topic 326.

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

Recently Issued FASB Accounting Standard Codification Updates Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The purpose of ASU 2019-05 is to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The Company is currently assessing the impact of ASU 2020-04 on its Consolidated Financial Statements.

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity's Own Equity” (“ASU 2020-06”), which eliminates certain models associated with accounting for convertible instruments, makes targeted improvements to the disclosures for convertible instruments and earnings per share guidance, and amends the guidance for the derivative scope exception for contracts in an entity's own equity. The amendments are effective for annual periods beginning after December 15, 2021 including interim periods within those periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those periods. The Company is currently assessing the impact of ASU 2020-06 on its Consolidated Financial Statements.

The Company considers the applicability and impact of all recently issued FASB accounting standard codification updates. Accounting standards updates that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Consolidated Financial Statements for the period ended December 31, 2020.

5. Current Expected Credit Losses

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

Accounts Receivable

Accounts receivable principally includes amounts currently due to the Company under theater sale and sales-type lease arrangements such as contingent fees owed by theater operators as a result of box office performance and fees for theater maintenance services. Accounts receivable also includes amounts due to the Company from movie studios and other content creators for digital remastering services, as well as for film distribution and post-production services.

In order to mitigate the credit risk associated with accounts receivable, management performs an initial credit evaluation prior to entering into an arrangement with a customer and then regularly monitors the credit quality of each customer through an analysis of collections history and aging. This monitoring process includes meetings on at least a monthly basis to identify credit concerns and potential changes in credit quality classification. A customer may improve their credit quality classification once a substantial payment is made on an overdue balance or when the customer has agreed to a payment plan and payments have commenced in accordance with that plan. Changes in credit quality classification are dependent upon management approval. The Company’s internal credit quality classifications for theater operators are as follows:

•	Good Standing — The theater operator continues to be in good standing and payments are up to date.
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

•

Pre-Approved Transactions Only — The theater operator has demonstrated a delay in payments with little or no communication with the Company. All services and shipments to the theater operator must be reviewed and approved by management. These receivables are in better condition than those in the All Transactions Suspended category, but are not in as good condition as the receivables in the Credit Watch category. In certain situations, depending on the individual facts and circumstances related to each customer, Finance Income recognition may be suspended for the net investment in lease and financed sale receivable balances for customers in the Pre-Approved Transactions Only category. See below for a discussion of the Company’s net investment in leases and financed sale receivables.

•

All Transactions Suspended — The theater operator is severely delinquent, non-responsive or not negotiating in good faith with the Company. Once a theater operator is classified within the All Transactions Suspended category, the theater is placed on nonaccrual status and all revenue recognitions related to the theater are stopped.

The ability of the Company to collect its accounts receivable balances is heavily dependent on the viability and solvency of individual theater operators which is significantly influenced by consumer behavior and general economic conditions. Theater operators and, in certain situations, movie studios, may experience financial difficulties, such as those imposed by the COVID-19 global pandemic, that could cause them to be unable to fulfill their payment obligations to the Company.

The Company develops its estimate of credit losses by class of receivable and customer type through a calculation that utilizes historical loss rates which are then adjusted for specific receivables that are judged to have a higher than normal risk profile after taking into account management’s internal credit quality classifications, as well as macro-economic and industry risk factors.

The following table summarizes the activity in the Allowance for Credit Losses related to Accounts Receivable for the year ended December 31, 2020:

	Year Ended December 31, 2020
(In thousands of U.S. Dollars)	Theater Operators	Studios	Other	Total
Beginning balance	$3,302	$893	$943	$5,138
Current period provision	5,793	3,393	522	9,708
Write-offs	(975)	—	—	(975)
Recoveries	—	—	—	—
Foreign exchange	248	195	(19)	424
Ending balance	$8,368	$4,481	$1,446	$14,295

For the year ended December 31, 2020, the Company recorded provisions for current expected credit losses of $9.7 million, reflecting a reduction in the credit quality of its theater and studio related accounts receivable and the heightened collection risk associated with certain movie studios in foreign markets, which management believes is primarily related to the COVID-19 global pandemic and adequately addresses the risk of not collecting these receivables in full. Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect (see Note 2).

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

As of December 31, 2020 and December 31, 2019, financing receivables consist of the following:

	December 31,	December 31,
(In thousands of U.S. Dollars)	2020	2019
Net investment in leases
Gross minimum payments due under sales-type leases	$20,830	$16,766
Unearned finance income	(859)	(1,005)
Present value of minimum payments due under sales-type leases	19,971	15,761
Allowance for credit losses	(557)	(155)
Net investment in leases	19,414	15,606
Financed sales receivables
Gross minimum payments due under financed sales	150,917	146,660
Unearned finance income	(31,247)	(33,313)
Present value of minimum payments due under financed sales	119,670	113,347
Allowance for credit losses	(7,274)	(915)
Net financed sales receivables	112,396	112,432
Total financing receivables	$131,810	$128,038

Net financed sales receivables due within one year	$34,937	$27,595
Net financed sales receivables due after one year	$77,459	$84,837
Total financed sales receivables	$112,396	$112,432

As of December 31, 2020 and December 31, 2019, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s sales-type lease arrangements and financed sale receivables, as applicable, are as follows:

	December 31,	December 31,
	2020	2019
Weighted-average remaining lease term (in years)
Sales-type lease arrangements	8.3	8.1
Weighted-average interest rate
Sales-type lease arrangements	6.56%	6.68%
Financed sales receivables	8.92%	9.00%

The following tables provide information on the Company’s net investment in leases by credit quality indicator as of December 31, 2020 and December 31, 2019:

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$2,143	$1,190	$2,730	$—	$—	$1,826	$7,889
Credit Watch	2,005	7,278	—	988	—	1,047	11,318
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	764	764
Total net investment in leases	$4,148	$8,468	$2,730	$988	$—	$3,637	$19,971

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2019	2019	2018	2017	2016	2015	Prior	Total
Net investment in leases:
Credit quality classification:
In good standing	$7,874	$3,045	$989	$—	$—	$3,186	$15,094
Credit Watch	—	—	—	—	—	667	667
Pre-approved transactions	—	—	—	—	—	—	—
Transactions suspended	—	—	—	—	—	—	—
Total net investment in leases	$7,874	$3,045	$989	$—	$—	$3,853	$15,761

The following tables provide information on the Company’s financed sale receivables by credit quality indicator as of December 31, 2020 and December 31, 2019:

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$6,830	$5,480	$3,547	$3,740	$5,072	$12,660	$37,329
Credit Watch	1,986	6,501	11,356	12,520	11,446	34,351	78,160
Pre-approved transactions	—	—	—	—	613	755	1,368
Transactions suspended	—	—	—	987	728	1,098	2,813
Total financed sales receivables	$8,816	$11,981	$14,903	$17,247	$17,859	$48,864	$119,670

(In thousands of U.S. Dollars)	By Origination Year
As of December 31, 2019	2019	2018	2017	2016	2015	Prior	Total
Financed sales receivables:
Credit quality classification:
In good standing	$11,981	$14,414	$16,556	$15,208	$—	$44,291	$102,450
Credit Watch	—	—	637	1,687	—	6,955	9,279
Pre-approved transactions	—	—	250	295	—	285	830
Transactions suspended	—	—	—	165	—	623	788
Total financed sales receivables	$11,981	$14,414	$17,443	$17,355	$—	$52,154	$113,347

The following tables provide an aging analysis for the Company’s net investment in leases and financed sale receivables as of December 31, 2020 and December 31, 2019:

	As of December 31, 2020
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$298	$180	$689	$1,167	$18,804	$19,971	$(557)	$19,414
Financed sales receivables	3,307	1,943	10,699	15,949	103,721	119,670	(7,274)	112,396
Total	$3,605	$2,123	$11,388	$17,116	$122,525	$139,641	$(7,831)	$131,810

	As of December 31, 2019
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$30	$68	$251	$349	$15,412	$15,761	$(155)	$15,606
Financed sales receivables	1,678	2,772	5,446	9,896	103,451	113,347	(915)	112,432
Total	$1,708	$2,840	$5,697	$10,245	$118,863	$129,108	$(1,070)	$128,038

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

The following tables provide information about the Company’s net investment in leases and financed sale receivables with billed amounts past due for which it continues to accrue finance income as of December 31, 2020 and December 31, 2019:

	As of December 31, 2020
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$231	$162	$359	$752	$13,912	$(310)	$14,354
Financed sales receivables	2,026	1,551	10,249	13,826	62,602	(4,434)	71,994
Total	$2,257	$1,713	$10,608	$14,578	$76,514	$(4,744)	$86,348

	As of December 31, 2019
(In thousands of U.S. Dollars)	Accrued and Current	30-89 Days	90+ Days	Billed	Unbilled	Allowance for Credit Losses	Net
Net investment in leases	$9	$19	$251	$279	$578	$—	$857
Financed sales receivables	1,146	1,290	5,523	7,959	29,173	—	37,132
Total	$1,155	$1,309	$5,774	$8,238	$29,751	$—	$37,989

The following table provides information about the Company’s net investment in leases and financed sale receivables that are on nonaccrual status as of December 31, 2020 and December 31, 2019:

	As of December 31, 2020			As of December 31, 2019
(In thousands of U.S. Dollars)	Recorded Receivable	Allowance for Credit Losses	Net	Recorded Receivable	Allowance for Credit Losses	Net
Net investment in leases	$764	$(18)	$746	$—	$—	$—
Net financed sales receivables	2,813	(1,482)	1,331	788	(732)	56
Total	$3,577	$(1,500)	$2,077	$788	$(732)	$56

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

For the year ended December 31, 2020, the Company recognized $0.2 million (2019 — $0.1 million) in Finance Income related to the net investment in leases with billed amounts past due. For the year ended December 31, 2020, the Company recognized $5.7 million (2019 — $6.2 million) in Finance Income related to the financed sale receivables with billed amounts past due.

The following table summarizes the activity in the Allowance for Credit Losses related to the Company’s net investment in leases and financed sale receivables for years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
	Net Investment	Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables
Beginning balance	$155	$915
Current period provision	451	6,574
Write-offs	(69)	(330)
Recoveries	—	—
Foreign exchange	20	115
Ending balance	$557	$7,274

	Year Ended December 31, 2019
	Net Investment	Net Financed
(In thousands of U.S. Dollars)	in Leases	Sales Receivables
Beginning balance	$155	$839
Charge-offs	—	—
Recoveries	—	—
Provision	—	76
Ending balance	$155	$915

For the year ended December 31, 2020, the Company recorded a provision for current expected credit losses of $7.0 million reflecting a reduction in the credit quality of its theater related financing receivables, which management believes is primarily related to the COVID-19 global pandemic and adequately addresses the risk of not collecting these receivables in full. Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect (see Note 2).

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

The following table summarizes the activity in the Allowance for Credit Losses related to Variable Consideration Receivables for the year ended December 31, 2020:

Year Ended December 31, 2020
(In thousands of U.S. Dollars)	Theater Operators
Beginning balance	$—
Current period provision	1,875
Write-offs	—
Recoveries	—
Foreign Exchange	12
Ending balance	$1,887

For the year ended December 31, 2020, the Company recorded a provision of $1.9 million for current expected credit losses, reflecting a reduction in the credit quality of its theater related Variable Consideration Receivables, which management believes is primarily related to the COVID-19 global pandemic and adequately addresses the risk of not collecting these receivables in full. Management’s judgments regarding expected credit losses are based on the facts available to management and involve estimates about the future. Due to the unprecedented nature of the COVID-19 pandemic, its effect on the Company’s customers and their ability to meet their financial obligations to the Company is difficult to predict. As a result, the Company’s judgments and associated estimates of credit losses may ultimately prove, with the benefit of hindsight, to be incorrect (see Note 2).

6.  Lease Arrangements

On January 1, 2019, the Company adopted ASC Topic 842, “Leases,” utilizing the modified retrospective transition method and elected not to recast comparative prior year periods. Accordingly, comparative amounts for periods prior to January 1, 2019 are presented in accordance with the previous guidance in ASC Topic 840 or other applicable standards.

The Company elected the package of practical expedients available under the transition provisions of ASC Topic 842, including (i) not reassessing whether expired or existing contracts contain leases, (ii) not reassessing previous lease classification, and (iii) not revaluing initial direct costs for existing leases. The Company did not elect the land easements and the use of hindsight practical expedients in determining the lease term for existing leases. ASC Topic 842 also provides practical expedients for an entity’s ongoing accounting. The Company has elected the short-term lease recognition exemption. As a result, for qualifying leases with a term of less than 12 months, the Company does not recognize right-of-use assets or lease liabilities. The Company also elected the practical expedient to not separate lease and non-lease components for all its leases regardless of whether the Company is the lessee or a lessor.

For situations where the Company is a lessee, the adoption of ASC Topic 842 on January 1, 2019 resulted in the recording an increase to net lease assets and lease liabilities of approximately $17.4 million. This amount consists of gross right-of-use assets and lease liabilities of $20.0 million, while unamortized lease incentives, prepaid expenses, and other accruals of $2.6 million were reclassified from accrued liabilities to partially offset the applicable right-of-use asset. The adoption of ASC Topic 842 did not change the lease classification for situations when the Company is a lessee. As a result, these leases continued to be classified as operating leases similar to the previous guidance under ASC Topic 840. For situations where the Company is a lessor, the adoption of ASC Topic 842 on January 1, 2019 did not result in any material changes to the Company’s accounting when compared to the previous guidance under ASC Topic 840. The adoption of ASC Topic 842 did not materially impact the Company’s net earnings and had no impact on its cash flows.

IMAX Corporation as a Lessee

The Company’s operating lease arrangements principally involve office and warehouse space. Office equipment is generally purchased outright. Leases with an initial term of less than 12 months are not recorded on the Consolidated Balance Sheets and the related lease expense is recognized on a straight-line basis over the lease term. Most of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has determined that it is reasonably certain that the renewal options on its warehouse leases will be exercised based on previous history, its current understanding of future business needs and its level of investment in leasehold improvements, among other factors. The incremental borrowing rate used in the calculation of the Company’s lease liability is based on the location of each leased property. None of the Company’s leases include options to purchase the leased property. The depreciable lives of right-of-use assets and related leasehold improvements are limited by the expected lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company rents or subleases certain office space to third parties, which have a remaining term of less than 12 months and are not expected to be renewed.

For the years ended December 31, 2020 and 2019, the components of lease expense recorded within Selling, General and Administrative expenses are as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
Operating lease cost (1)	$540	$850	$4,863
Amortization of lease assets	3,114	2,370	—
Interest on lease liabilities	1,052	1,102	—
Total lease cost	$4,706	$4,322	$4,863

(1)   Includes rent expense associated with short-term leases and variable lease costs, which are not significant for the years ended December 31, 2020 and 2019

For the years ended December 31, 2020 and 2019, supplemental cash and non-cash information related to leases is as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$3,743	$3,607
Right-of-use assets obtained in exchange for lease obligations	$563	$17,147

(1)   Mainly includes right-of-use assets recognized upon the adoption of ASC Topic 842 “Leases”.

For the years ended December 31, 2020 and 2019, supplemental balance sheet information related to leases is as follows:

		Years ended December 31,
(In thousands of U.S. Dollars)		2020	2019
Assets	Balance Sheet Classification
Right-of-Use-Assets	Property, plant and equipment	$13,911	$16,262
Liabilities	Balance Sheet Classification
Operating Leases	Accrued and other liabilities	$16,634	$18,677

For the years ended December 31, 2020 and 2019, the weighted-average remaining lease term and weighted-average interest rate associated with the Company’s operating leases are as follows:

	Years ended December 31,
	2020	2019
Weighted-average remaining lease term (years)	7.6	8.1
Weighted-average discount rate	5.91%	5.90%

As of December 31, 2020, the maturities of the Company’s operating lease liabilities are as follows:

(In thousands of U.S. Dollars)	Operating Leases
2021	$3,398
2022	2,942
2023	2,299
2024	2,236
2025	2,082
Thereafter	8,022
Total undiscounted operating lease payments	$20,979
Less: imputed interest	(4,345)
Present value of operating lease liabilities	$16,634

IMAX Corporation as a Lessor

The Company provides IMAX Theater Systems to customers through long-term lease arrangements that for accounting purposes are classified as sales-type leases. Under these arrangements, in exchange for providing the IMAX Theater System, the Company earns fixed upfront and ongoing consideration. Certain arrangements that are legal sales are also classified as sales-type leases as certain clauses within the arrangements limit transfer of title or provide the Company with conditional rights to the system. The customer’s rights under the Company’s sales-type lease arrangements are described in Note 3(n). Under the Company’s sales-type lease arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s lease portfolio terms are typically non-cancellable for 10 to 20 years with renewal provisions from inception. The Company’s sales-type lease arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and an extended warranty generally after the first year of the lease until the end of the lease term. The customer is responsible for obtaining insurance coverage for the IMAX Theater System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX Theater System is returned to the Company.

The Company provides IMAX Theater Systems to customers through joint revenue sharing arrangements. Under the traditional form of these arrangements, in exchange for providing the IMAX Theater System under a long-term lease, the Company earns rent based on a percentage of contingent box office receipts and, in some cases, concession revenues, rather than requiring the customer to pay a fixed upfront fee or annual minimum payments. Under certain other joint revenue sharing arrangements, knowns as hybrid arrangements, the customer is responsible for making fixed upfront payments prior to the delivery and installation of the IMAX Theater System. Under joint revenue sharing arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s joint revenue sharing arrangements are typically non-cancellable for 10 years or longer with renewal provisions. Title to the IMAX Theater System under a joint revenue sharing arrangement generally does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and an extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the IMAX Theater System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX Theater System is returned to the Company.

7. Variable Consideration from Contracts with Customers

The arrangement for the sale of an IMAX Theater System includes indexed minimum payment increases over the term of the arrangement, as well as the potential for additional payments owed by the customer if certain minimum box office receipt thresholds are exceeded. In addition, hybrid sales arrangements include amounts owed by the customer based on a percentage of their box office receipts over the term of the arrangement. These contract provisions are considered to be variable consideration under ASC Topic 606. An estimate of the present value of such variable consideration is recognized as revenue upon the transfer of control of the IMAX Theater System to the customer, subject to constraints to ensure that there is not a risk of significant revenue reversal. This estimate is based on management’s box office projections for the individual theater, which are developed using historical data for the theater and, if necessary, comparable theaters and territories.

The recognition of variable consideration involves a significant amount of judgment. Variable consideration is recognized subject to appropriate constraints to avoid a significant reversal of revenue in future periods. The Company reviews its variable consideration assets on at least a quarterly basis. ASC Topic 606, “Revenue from Contracts with Customers,” identifies several examples of situations when constraining variable consideration is appropriate:

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

Variable consideration related to indexed minimum payment increases is outside of the Company’s control, but the movement in the rates is historically well documented and economic trends in inflation are easily accessible. For each contract subject to an indexed minimum payment increase, the Company estimates the most likely amount using published indices. The amount of the estimated minimum payment increase is then recorded at its present value as of the date of recognition using the customer’s implied borrowing rate.

Variable consideration related to the level of the customer’s box office receipts is outside of the Company’s control as it is dependent upon the commercial success of film content in future periods. The Company tracks numerous performance statistics for box office performance in regions worldwide and applies its understanding of these theater markets to estimate the most likely amount of variable consideration to be earned over the term of the arrangement. The Company then applies a constraint to this estimate by reducing the projection by a percentage factor for theaters or markets with no or limited historical box office experience. In cases where direct historical experience can be observed, average experience, eliminating significant outliers, is used. The resulting amount of variable consideration is then recorded at its present value as of the date of recognition using a risk-weighted discount rate.

The following table summarizes the activity related to variable consideration from contracts with customers for the year ended December 31, 2020:

Variable Consideration Receivable from Contracts with customers
(In thousands of U.S. Dollars)
Balance as of December 31, 2019	$40,040
Variable consideration for newly recognized sales	5,550
Accretion to finance income	2,133
Transferred to receivables from variable consideration assets	(5,310)
Allowance for credit losses (see Note 5)	(1,887)
Balance as of December 31, 2020	$40,526

8.  Inventories

	As of December 31,
(In thousands of U.S. Dollars)	2020	2019
Raw materials	$30,096	$26,538
Work-in-process	3,014	4,608
Finished goods	6,470	11,843
	$39,580	$42,989

At December 31, 2020, inventories include finished goods of $2.1 million (December 31, 2019 — $0.7 million) for which title had passed to the customer, but the criteria for revenue recognition were not met as of the balance sheet date.

For the year ended December 31, 2020, the Company recognized write-downs of $3.6 million (December 31, 2019 — $0.4 million), for excess and obsolete inventory based on current estimates of net realizable value.

9.  Film Assets

	As of December 31,
(In thousands of U.S. Dollars)	2020	2019
Completed and released films, net of accumulated amortization of	$2,678	$7,193
$201,832 (2019 ― $192,999)
Films in production	195	4,250
Films in development	2,904	6,478
	$5,777	$17,921

The Company expects to amortize film costs of $5.3 million for released films within three years from December 31, 2020 (December 31, 2019 — $11.4 million), including $4.4 million (December 31, 2019 — $7.3 million) related to completed films that are expected to be amortized within the next year. In certain film arrangements, the Company co-produces a film with a third party with the third party retaining certain rights to the film. The amount of participation payments owed to third parties related to co-produced films at December 31, 2020, is $2.7 million (2019 — $1.6 million) and is recorded on the Consolidated Balance Sheets within Accrued and Other Liabilities.

In 2020, the Company recorded impairment losses of $10.8 million (December 31, 2019 — $1.4 million) principally to write-down the carrying value of certain documentary, alternative content film assets and DMR related film assets due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments.

10.  Property, Plant and Equipment

	As of December 31, 2020
		Accumulated	Net Book
(In thousands of U.S. Dollars)	Cost	Depreciation	Value
Equipment leased or held for use:
Theater system components(1)(2)(3)	$337,271	$158,647	$178,624
Camera equipment	5,399	4,653	746
	342,670	163,300	179,370
Assets under construction(4)	5,660	—	5,660
Right-of-use assets(5)	15,553	1,642	13,911
Other property, plant and equipment:
Land	8,203	—	8,203
Buildings	80,875	25,921	54,954
Office and production equipment(6)	40,362	29,156	11,206
Leasehold improvements	8,061	3,968	4,093
	137,501	59,045	78,456
	$501,384	$223,987	$277,397

	As of December 31, 2019
		Accumulated	Net Book
(In thousands of U.S. Dollars)	Cost	Depreciation	Value
Equipment leased or held for use:
Theater system components(1)(2)(3)	$322,492	$133,739	$188,753
Camera equipment	5,192	4,239	953
	327,684	137,978	189,706
Assets under construction(4)	14,483	—	14,483
Right-of-use assets(5)	17,147	885	16,262
Other property, plant and equipment:
Land	8,203	—	8,203
Buildings	80,850	22,931	57,919
Office and production equipment(6)	41,673	25,654	16,019
Leasehold improvements	7,614	3,357	4,257
	138,340	51,942	86,398
	$497,654	$190,805	$306,849

(1)

Included in theater system components are assets with costs of $7.6 million (2019 — $7.6 million) and accumulated depreciation of $6.8 million (2019 — $6.7 million) that are leased to customers under operating leases.

(2)

Included in theater system components are assets with costs of $315.4 million (2019—$297.4 million) and accumulated depreciation of $144.7 million (2019 — $121.3 million) that are used in joint revenue sharing arrangements.

(3)

In 2020, the Company recorded a charge of $1.8 million (2019 — $2.2 million; 2018 — $0.6 million) in Costs and Expenses Applicable to Technology Rentals principally related to the write-down of leased xenon-based digital systems which were taken out of service in connection with customer upgrades to laser-based digital systems.

(4)	Included in assets under construction are components with costs of $5.3 million (2019 — $13.2 million) that will be utilized to construct assets to be used in joint revenue sharing arrangements.
(5)	The right-of-use assets mainly include operating leases for office and warehouse storage space.
(6)

Fully amortized office and production equipment is still in use by the Company. In 2020, the Company identified and wrote off $0.9 million (2019 — $4.9 million) of office and production equipment that is no longer in use and fully amortized.

In 2020, the Company recorded a charge of $0.2 million (2019 — $0.2 million; 2018 — $0.8 million) reflecting Property, Plant and Equipment that were no longer in use.

In addition, as a result of the Company’s restructuring activities in 2018, certain long-lived assets were deemed to be impaired as the Company’s exit from certain activities limited the future revenue associated with these assets. In 2018, the Company recognized property, plant and equipment charges of $3.7 million. No such charge was recorded in the years ended 2020 and 2019.

11.  Other Assets

	As of December 31,
(In thousands of U.S. Dollars)	2020	2019
Lease incentives provided to theaters	$15,651	$19,125
Commissions and other deferred selling expenses	2,608	1,501
Other investments(1)	1,000	2,500
Investment in content(2)	—	955
Foreign currency derivatives	1,979	602
Other	435	351
	$21,673	$25,034

(1)

In 2020, the Company recorded a $1.5 million permanent impairment related to its investment in a debt security, which is recorded within Equity in (Losses) Income of Investees, Net of Tax in the Company’s Consolidated Statements of Operations.

(2)

In 2020, the Company recorded $1.2 million (2019 —$nil) in write-downs of other assets, of which $1.0 million relates to the write-down of certain content-related assets which became impaired during the year.

12.  Income Taxes

(a)	(Loss) Income Before Taxes by Jurisdiction

(Loss) income before taxes by tax jurisdiction for the years ended December 31, 2020, 2019 and 2018 consists of the following:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
Canada	$(104,166)	$884	$(14,749)
United States	(6,437)	(234)	(6,079)
China	(8,253)	51,809	50,446
Ireland	(7,473)	17,630	8,071
Other	(2,795)	5,247	5,916
	$(129,124)	$75,336	$43,605

(b)	Income Tax (Expense) Benefit

Income tax (expense) benefit for the years ended December 31, 2020, 2019 and 2018 consists of the following:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
Income tax (expense) benefit - current:
Canada	$555	$2,369	$(4,893)
United States	488	595	1,300
China	(1,980)	(11,789)	(11,259)
Ireland	(1,462)	(762)	(1,095)
Other	(487)	(419)	(494)
Sub-total	(2,886)	(10,006)	(16,441)
Income tax (expense) benefit - deferred:
Canada(1)	(10,801)	(3,913)	5,993
United States	867	(949)	2,386
China(2)	(15,756)	(18)	(6)
Ireland	2,161	(1,923)	(1,423)
Other	(89)	41	(27)
Sub-total	(23,618)	(6,762)	6,923
Total(3)	$(26,504)	$(16,768)	$(9,518)

(1)

For the year ended December 31, 2020, the Company recorded a $28.8 million valuation allowance against its deferred tax assets (2019 — $0.2 million). The valuation allowance was recorded in the jurisdictions where management could not reliably establish that it was more likely than not that the deferred tax assets would be realized, primarily due uncertainty around the long term impact of the COVID-19 global pandemic.

(2)

In the first quarter of 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As a result, the Company recognized a deferred tax liability of $19.1 million for the year for the estimated applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings.

(3)

For the year ended December 31, 2020, Income Tax (Expense) Benefit includes deferred taxes related to amounts reclassified from Other Comprehensive Income (Loss) of $0.1 million (2019 — $0.4 million; 2018 — $0.3 million).

(c)Reconciliation of Income Tax Expense to Statutory Rates

For the years ended December 31, 2020, 2019 and 2018, income tax expense differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rates to earnings due to the following factors:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
Income tax benefit (expense) at combined statutory rates	$34,218	$(19,964)	$(11,555)
Adjustments resulting from:
NCI share of partnership losses	(1,229)	(397)	(614)
Other non-deductible/non-includable items	(2,243)	198	447
Increase in valuation allowance	(28,589)	—	—
Changes to tax reserves	(2,699)	1,418	(204)
U.S. federal and state taxes	(250)	(300)	30
Withholding taxes	(20,943)	(1,071)	(1,418)
Income tax at different rates in foreign and other provincial jurisdictions	(2,607)	5,019	3,477
Investment and other tax credits (non-refundable)	643	701	783
Changes to deferred tax assets and liabilities resulting from audit and other tax return adjustments	(1,219)	(1,998)	768
Reduction in tax benefits resulting from the vesting of share-based compensation	(1,237)	(374)	(1,232)
Impact of changes in enhanced tax rates and other legislation	(349)	—	—
Income tax expense	$(26,504)	$(16,768)	$(9,518)

The Company recorded income tax expense of $26.5 million for the year-ended December 31, 2020. The effective tax rate for the year of (20.5)% differs from the Canadian statutory combined Federal and Provincial rate of 26.2% primarily due to the recording of a  valuation allowance against its deferred tax assets, withholding taxes associated with the reversal of the indefinite reinvestment assertion for certain foreign subsidiaries, permanent book to tax differences, jurisdictional tax rate differences, and management’s estimates of contingent liabilities related to the resolution of various tax examinations.

Comparatively, the Company recorded income tax expense of $16.8 million for the year-ended December 31, 2019. The effective tax rate for the year of 22.3% was lower than the Canadian statutory combined Federal and Provincial rate of 26.2% primarily due to income earned in Greater China and Ireland at lower effective rates. The effective tax rate for the year ended December 31, 2019 was consistent with the effective tax rate for the year ended December 31, 2018 of 21.8%.

(d)	Deferred Tax Assets and Deferred Tax Liability

As of December 31, 2020 and 2019, the Company’s deferred tax assets and deferred tax liability consists of the following:

	As of December 31,
(In thousands of U.S. Dollars)	2020	2019
Net operating loss carryforwards	$17,120	$888
Investment tax credit and other tax credit carryforwards	1,344	3,650
Write-downs of other assets	1,219	1,220
Excess of tax accounting basis in property, plant and equipment, inventories and other assets	9,692	6,257
Accrued pension liability	6,942	6,393
Accrued share-based compensation	7,350	5,360
Income recognition on net investment in leases	(2,018)	(4,283)
Other accrued reserves	5,120	4,617
Total deferred income tax assets	46,769	24,102
Valuation allowance	(28,786)	(197)
Deferred income tax asset net of valuation allowance	17,983	23,905
Deferred tax liability(1)	(19,134)	—
Net deferred tax asset	$(1,151)	$23,905

(1)

In the first quarter of 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As a result, the Company recognized a deferred tax liability of $19.1 million for the year for the estimated applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings.

The gross deferred tax assets include a liability of $0.6 million (December 31, 2019 — $0.4 million) relating to the remaining tax effect resulting from the Company’s defined benefit pension plan, the related actuarial gains and losses, and unrealized net gains and losses on cash flow hedging instruments recorded in Accumulated Other Comprehensive Loss.

(e)Net Operating Loss Carryforwards

Estimated U.S. and Canadian net operating loss carryforwards of $72.2 million can be used to reduce taxable income through 2040 and $22.7 million can be carried forward indefinitely. Investment tax credits and other tax credits can be carried forward to reduce income taxes payable through to 2040.

(f)	Change on Indefinitely Reinvested Assertion

Taxes are provided for earnings of non-Canadian affiliates and associated companies when the Company determines that such earnings are no longer indefinitely reinvested.

In the first quarter of 2020, management completed a reassessment of its strategy with respect to the most efficient means of deploying the Company’s capital resources globally. Based on the results of this reassessment, management concluded that the historical earnings of certain foreign subsidiaries in excess of amounts required to sustain business operations would no longer be indefinitely reinvested. As a result, the Company recognized a deferred tax liability of $19.1 million for the year for the estimated applicable foreign withholding taxes associated with these historical earnings, which will become payable upon the repatriation of any such earnings.

(g)	Valuation Allowance

The Company assessed the realization of deferred income tax assets considering all available evidence, both positive and negative. On the basis of this evaluation, income tax expense for the year ended December 31, 2020 includes a $28.6 million valuation allowance (2019 — $nil) to reduce the value of deferred tax assets in certain jurisdictions. The valuation allowance was recorded in the jurisdictions where management could not reliably establish that it was more likely than not that the deferred tax assets would be realized, primarily due uncertainty around the long term impact of the COVID-19 global pandemic. The $28.8 million (2019 — $0.2 million) balance in the valuation allowance as of December 31, 2020 is primarily attributable to certain net operating loss carryovers and investment tax credits that may expire unutilized.

The valuation allowance recorded in 2020 is expected to reverse when the Company determines it is more likely than not that the deferred tax assets in these jurisdictions will be realized. Despite this valuation allowance, the Company remains entitled to benefit from tax attributes which currently have a valuation allowance applied.

(h)	Uncertain Tax Positions

For the year ended, December 31, 2020, the Company recorded a net increase of $2.7 million related to reserves for income taxes. As of December 31, 2020 and December 31, 2019, the Company had total tax reserves (including interest and penalties) of $17.4 million and $14.7 million, respectively, for various uncertain tax positions. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company's accrued liability. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

The following table presents a reconciliation of the beginning and ending amount of tax reserves (excluding interest and penalties) for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
Balance at beginning of the year	$14,718	$16,136	$15,927
Additions based on tax positions related to the current year	2,301	812	4,329
Reductions for tax positions of prior years	—	(2,230)	(170)
Reductions resulting from lapse of applicable statute of limitations and administrative practices	(2,943)	—	(3,950)
Balance at the end of the year	$14,076	$14,718	$16,136

The Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the Interest Expense in its Consolidated Statements of Operations rather than Income Tax Expense. The Company expensed $3.3 million in potential interest and penalties associated with its provision for uncertain tax positions for the years ended December 31, 2020 (2019 — $0.2 million; 2018 — less than $0.1 million).

The number of years with open tax audits varies depending on the tax jurisdiction. The Company's taxing jurisdictions include Canada, the province of Ontario, the United States (including multiple states), Ireland and China.

The Company's 2016 through 2020 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and the 2016 through 2020 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other on-going audits in various other jurisdictions that are not material to the Consolidated Financial Statements.

(i)	Income tax effect on Other Comprehensive (Loss) Income

The income tax benefit (expense) related to the following items included in Other Comprehensive (Loss) Income are:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
Unrealized defined benefit plan actuarial loss (gain)	$276	$(42)	$(379)
Unrealized postretirement benefit plans actuarial loss (gain)	92	—	(23)
Prior service cost arising during the period	—	145	—
Amortization of prior service cost	(23)	(26)	—
Unrealized change in cash flow hedging instruments	(132)	(145)	581
Realized change in cash flow hedging instruments upon settlement	(158)	(310)	107
	$55	$(378)	$286

13.  Other Intangible Assets

	As of December 31, 2020
		Accumulated	Net Book
(In thousands of U.S. Dollars)	Cost	Amortization	Value
Patents and trademarks	$12,714	$8,878	$3,836
Licenses and intellectual property	26,168	12,182	13,986
Internal use software	25,009	17,568	7,441
Other	1,445	463	982
	$65,336	$39,091	$26,245

	As of December 31, 2019
		Accumulated	Net Book
(In thousands of U.S. Dollars)	Cost	Amortization	Value
Patents and trademarks	$12,779	$8,587	$4,192
Licenses and intellectual property	26,168	10,747	15,421
Internal use software	23,791	13,239	10,552
Other	576	394	182
	$63,314	$32,967	$30,347

Fully amortized other intangible assets are still in use by the Company. In 2020, the Company identified and wrote off $0.2 million (2019 ─ $0.1 million) of patents and trademarks that are no longer in use.

During 2020, the Company acquired $2.8 million in other intangible assets, mainly related to the development of internal use software, as well as additions in patents and trademark and other intangible assets. The weighted average amortization period for these additions is 6.6 years. The net book value of the other intangible assets acquired in 2020 was $2.6 million as of December 31, 2020.

During 2020, the Company incurred costs of $0.4 million to renew or extend the term of acquired patents and trademarks which were recorded in selling, general and administrative expenses (2019 ─ $0.4 million).

The estimated amortization expense for each of the next five years following the December 31, 2020 balance sheet date is as follows:

(In thousands of U.S. Dollars)
2021	$6,616
2022	6,616
2023	5,676
2024	2,090
2025	1,975

14.  Credit Facility and Other Financing Arrangements

As of December 31, 2020 and 2019, Bank Indebtedness includes the following:

	December 31,	December 31,
(In thousands of U.S. Dollars)	2020	2019
Credit Facility	$300,000	$20,000
Working Capital Facility	$7,643	—
Unamortized debt issuance costs	(1,967)	(1,771)
	$305,676	$18,229

Credit Agreement

The Company has a credit agreement, the Fifth Amended and Restated Credit Agreement, with Wells Fargo Bank, National Association (“Wells Fargo”), as agent, and a syndicate of lenders party thereto (the “Credit Agreement”). The Company’s obligations under the Credit Agreement are guaranteed by certain of its subsidiaries (the “Guarantors”) and are secured by first-priority security interests in substantially all the assets of the Company and the Guarantors. The Credit Facility provided by the Credit Agreement matures on June 28, 2023.

The Credit Agreement has a revolving borrowing capacity of $300.0 million, and contains an uncommitted accordion feature allowing the Company to further expand its borrowing capacity to $440.0 million or greater, subject to certain conditions, depending on the mix of revolving and term loans comprising the incremental facility.

In the first quarter of 2020, in response to uncertainties associated with the outbreak of the COVID-19 global pandemic and its impact on the Company’s business, the Company drew down $280.0 million in available borrowing capacity under the Credit Facility, resulting in total outstanding borrowings of $300.0 million.

The Credit Agreement contains a covenant that requires the Company to maintain a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), as of the last day of any Fiscal Quarter (as defined in the Credit Agreement) of no greater than 3.25:1.00. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit indebtedness, liens, capital expenditures, asset sales, investments and restricted payments, in each case subject to negotiated exceptions and baskets. The Credit Agreement also contains customary representations, warranties and event of default provisions.

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

As of December 31, 2020, the Company was in compliance with all of its requirements under the Credit Agreement, as amended. The Company’s continued compliance with the requirements of the Credit Agreement will depend on the Company’s ability to generate sufficient EBITDA to ensure compliance with the Senior Secured Net Leverage Ratio covenant throughout the next twelve months, which is dependent on the timing of when theaters in the IMAX network resume normal operations. The risk of breaching this covenant within the next twelve months increases significantly as the ongoing COVID-19 pandemic continues to adversely impact the Company’s ability to generate EBITDA. A violation of this covenant would represent an event of default under the terms of the Credit Agreement, allowing lenders to declare the principal and interest on all outstanding Credit Facility indebtedness due or payable immediately. If a breach of the Senior Secured Net Leverage Ratio covenant were to occur, however, management believes the Company would be able to either reduce a sufficient portion of the drawn amount on the Credit Facility with existing cash balances to achieve compliance, obtain additional sources of liquidity prior to the time when the repayment of its outstanding Credit Facility indebtedness would be required, or negotiate a further amendment with its lenders to the Credit Agreement to provide further covenant relief.

Borrowings under the Credit Facility bear interest, at the Company’s option, at (i) LIBOR plus a margin ranging from 1.00% to 1.75% per annum; or (ii) the U.S. base rate plus a margin ranging from 0.25% to 1.00% per annum, in each case depending on the Company’s Total Leverage Ratio (as defined in the Credit Agreement); provided, however, that from the effective date of the Amendment until the Company delivers a compliance certificate under the Credit Facility following the end of the Designated Period, the applicable margin for LIBOR borrowings will be 2.50% per annum and the applicable margin for U.S. base rate borrowings will be 1.75% per annum. The effective interest rate for the year ended December 31, 2020 was 2.38% (2019 — 3.43%).

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

As of December 31, 2020 and 2019, the Company did not have any letters of credit and advance payment guarantees outstanding under the Credit Facility.

Working Capital Facility

On July 24, 2020, IMAX (Shanghai) Multimedia Technology Co., Ltd. (“IMAX Shanghai”), one of the Company’s majority-owned subsidiaries in China, renewed its unsecured revolving facility for up to 200.0 million Renminbi (approximately $30.6 million) to fund ongoing working capital requirements (the “Working Capital Facility”). The facility expires in July 2021. As of December 31, 2020, there was 49.9 million Renminbi ($7.6 million) in borrowings outstanding, 140.1 million Renminbi ($21.5 million) available for future borrowings and 10.0 million Renminbi ($1.5 million) available for letters of guarantees under the Working Capital Facility. There were no amounts drawn under the Working Capital facility at December 31, 2019. The amounts available for borrowing under the Working Capital Facility are not subject to a standby fee. The effective interest rate for the year ended December 31, 2020 was 4.31% (2019 — nil).

Wells Fargo Foreign Exchange Facility

Within the Credit Facility, the Company is able to purchase foreign currency forward contracts and/or other swap arrangements. The net settlement gain on its foreign currency forward contracts was $2.0 million at December 31, 2020, as the fair value of the forward contracts exceeded the notional value (December 31, 2019 — $0.5 million). As of December 31, 2020, the Company has $31.9 million in notional value of such arrangements outstanding (December 31, 2019 — $36.1 million).

NBC Facility

On October 28, 2019, the Company entered into a $5.0 million facility with the National Bank of Canada (the “NBC Facility”) fully insured by Export Development Canada for use solely in conjunction with the issuance of performance guarantees and letters of credit. The Company did not have any letters of credit and advance payment guarantees outstanding as of December 31, 2020 and 2019 under the NBC Facility.

15.  Commitments

In the ordinary course of its business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements can include terms binding the Company to minimum payments and/or penalties if it terminates the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of the Company’s contractual obligations and commitments as of December 31, 2020:

	Payments Due by Fiscal Year
	Total
(In thousands of U.S. Dollars)	Obligations	2021	2022	2023	2024	2025	Thereafter
Purchase obligations(1)	$35,348	$35,247	$81	$2	$—	$—	$18
Pension obligations(2)	20,298	—	—	20,298	—	—	—
Operating lease obligations(3)	21,493	3,715	2,932	2,258	2,191	2,067	8,330
Credit Facility(4)	300,000	—	—	300,000	—	—	—
Working Capital Facility(5)	7,643	7,643	—	—	—	—	—
Postretirement benefits obligations(2)	3,299	126	128	137	137	136	2,635
	$388,081	$46,731	$3,141	$322,695	$2,328	$2,203	$10,983

(1)	Represents total payments to be made under binding commitments with suppliers and outstanding payments to be made for supplies ordered, but yet to be invoiced.

(2)

The Company has an unfunded defined benefit pension plan covering its Chief Executive Officer, as well as a postretirement plan to provide health and welfare benefits to Canadian employees meeting certain eligibility requirements. (See Note 23.)

(3)	The Company’s operating lease arrangements principally involve office and warehouse space. (See Note 6.)

(4)

The Company has a Credit Agreement with Wells Fargo Bank, National Association, as agent, and a syndicate of lenders party thereto. The Credit Facility provided by the Credit Agreement matures on June 28, 2023. The Company is not required to make any minimum principal payments on its Credit Facility. (See Note 14.)

(5)

IMAX Shanghai, one of the Company’s majority-owned subsidiaries in China, has an unsecured revolving facility to fund ongoing working capital requirements. The facility expires in July 2021. (See Note 14.)

The Company compensates its sales force with both fixed and variable compensation. Commissions on the sale or lease of IMAX Theater Systems are payable in graduated amounts from the time of collection of the customer’s first payment to the Company up to the collection of the customer’s last initial payment. At December 31, 2020, $1.6 million (December 31, 2019 — $0.6 million) of commissions have been accrued and will be payable in future periods.

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

(a)On May 15, 2006, the Company initiated arbitration against Three-Dimensional Media Group, Ltd. (“3DMG”) before the International Centre for Dispute Resolution in New York (the “ICDR”), alleging breaches of the license and consulting agreements between the Company and 3DMG. On June 15, 2006, 3DMG filed an answer denying any breaches and asserting counterclaims that the Company breached the parties’ license agreement. The proceeding was suspended on May 4, 2009 due to failure of 3DMG to pay fees associated with the proceeding. The proceeding was further suspended on October 11, 2010 pending resolution of re-examination proceedings involving one of 3DMG’s patents. Following a status conference on April 27, 2016, the ICDR granted 3DMG leave to amend its answer and counterclaims, and subsequently lifted the stay in this matter. In its amended counterclaims, 3DMG sought damages for alleged unpaid royalties, damages and other fees under the license and consulting agreements, and the arbitration panel of ICDR also permitted 3DMG to advance new damage theories. The ICDR held a final hearing in July and October 2017, the parties submitted final, post-hearing briefs in December 2017, and the ICDR held closing oral arguments in March 2018. On July 11, 2018, the ICDR issued a Partial Final Award that found for 3DMG on certain claims and for the Company on other claims. As part of the Partial Final Award, the ICDR awarded damages in favor of 3DMG in the amount of $8.8 million, which is inclusive of approximately $1.8 million in pre-award interest. In August 2018, 3DMG filed a motion seeking modification and correction of portions of the award, and also filed an application to recover its attorney fees and expenses. On November 1, 2018, the ICDR issued a Final Award that denied in its entirety 3DMG’s motion for modification and correction of the award. The ICDR also granted in part 3DMG’s request for attorney fees and expenses, in the amount of $5.2 million. A charge of $11.7 million was recorded in the year ended December 31, 2018, and classified within Legal Judgment and Arbitration Awards in Consolidated Statements of Operations.

(b)In January 2004, the Company and IMAX Theatre Services Ltd., a subsidiary of the Company, commenced an arbitration seeking damages before the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) with respect to the breach by Electronic Media Limited (“EML”) of its December 2000 agreement with the Company. In June 2004, the Company commenced a related arbitration before the ICC against EML’s affiliate, E-City Entertainment (I) PVT Limited (“E-City”). On March 27, 2008, the arbitration panel issued a final award in favor of the Company in the amount of $11.3 million, consisting of past and future rents owed to the Company, plus interest and costs, as well as an additional $2,512 each day in interest from October 1, 2007 until the date the award is paid. In July 2008, E-City commenced a proceeding in Mumbai, India seeking an order that the ICC award may not be recognized in India and on June 10, 2013, the Bombay High Court ruled that it had jurisdiction over the proceeding filed by E-City. The Company appealed that ruling to the Supreme Court of India, and on March 10, 2017, the Supreme Court set aside the Bombay High Court’s judgment and dismissed E-City’s petition. On March 29, 2017, the Company filed an Execution Application in the Bombay High Court seeking to enforce the ICC award against E-City and several related parties. That matter is currently pending. The Company has also taken steps to enforce the ICC final award outside of India. In December 2011, the Ontario Superior Court of Justice issued an order recognizing the final award and requiring E-City to pay the Company $30,000 to cover the costs of the application, and in October 2015, the New York Supreme Court recognized the Canadian judgment and entered it as a New York judgment. The Company intends to continue pursuing its rights and seeking to enforce the award, although no assurances can be given with respect to the ultimate outcome.

(c)On November 11, 2013, Giencourt Investments, S.A. (“Giencourt”) initiated arbitration before the International Centre for Dispute Resolution in Miami, Florida, based on alleged breaches by the Company of its theater agreement and related license agreement with Giencourt. An arbitration hearing for witness testimony was held during the week of December 14, 2015. At the hearing, Giencourt’s expert identified monetary damages of up to approximately $10.4 million, which Giencourt sought to recover from the Company. The Company asserted a counterclaim against Giencourt for breach of contract and sought to recover lost profits in excess of $24.0 million under the agreements. Subsequently, in December 2015, Giencourt made a motion to the panel seeking to enforce a purported settlement of the matter based on negotiations between Giencourt and the Company. The panel held a final hearing with closing arguments in October 2016. On February 7, 2017, the panel issued a Partial Final Award and on July 21, 2017, the panel issued a Final Award (collectively, the “Award”), which held that the parties had reached a binding settlement, and therefore the panel did not reach the merits of the dispute. The Company strongly disputes that discussions about a potential resolution of this matter amounted to an enforceable settlement. In October 2017, the Company filed a petition to vacate the arbitration award in the United States Court for the Southern District of Florida on various grounds, including that the panel exceeded its jurisdiction, and a hearing was held on June 27, 2019. On September 27, 2019, a Magistrate Judge filed a non-binding recommendation that the Company’s petition be dismissed. On October 14, 2019, the Company filed an objection to that recommendation. The Company’s petition to vacate the arbitration award was denied by the District Judge on January 10, 2020. The Company filed an appeal of this decision on February 7, 2020 with the Eleventh Circuit Court of Appeals, but such appeal was dismissed on May 29, 2020. On December 3, 2020, the District Judge entered a Final Judgment against the Company in the total amount of $11.3 million as damages under the Award. As of December 31, 2020, the Company’s Consolidated Balance Sheets include a liability within Accrued and Other Liabilities of $11.3 million related to the Final Judgment, consisting principally of $7.2 million related to amounts previously collected from or owed to Giencourt principally in respect of theater systems that were not delivered and $4.1 million recorded in the Consolidated Statements of Operations within Legal Judgment and Arbitration Awards in respect of the remaining amounts owed under the Final Judgment. The $4.1 million recorded in the Consolidated Statements of Operations within Legal Judgment and Arbitration Awards includes $3.2 million recorded in the fourth quarter of 2020 as a result of the Final Judgment. On January 4, 2021 the Company filed an appeal of this judgment with the Eleventh Circuit Court of Appeals.  In addition to the above, the Company has initiated a claim against Giencourt in the Ontario Superior Court seeking damages from Giencourt with respect to contractual claims under various terminated agreements between the parties. These proceedings are in preliminary stages, and no assurances can be given with respect to the ultimate outcome of the matter, but any amounts, if awarded to the Company under these proceedings, may reduce the Company’s overall financial obligations to Giencourt.

(d)In addition to the matters described above, the Company is currently involved in other legal proceedings or governmental inquiries which, in the opinion of the Company’s management, will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

(e)In the normal course of business, the Company enters into agreements that may contain features that meet the definition of a guarantee. A guarantee is a contract (including an indemnity) that contingently requires the Company to make payments (either in cash, financial instruments, other assets, shares of its stock or provision of services) to a third party based on (a) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (b) failure of another party to perform under an obligating agreement or (c) failure of another third party to pay its indebtedness when due.

Financial Guarantees

Certain subsidiaries of the Company have provided significant financial guarantees to third parties under the Credit Agreement.

Product Warranties

The Company’s accrual for product warranties, which was recorded within Accrued and Other Liabilities in the Consolidated Balance Sheets is less than $0.1 million and $0.2 million as of December 31, 2020 and 2019, respectively.

Director/Officer Indemnifications

The Company’s General By-law contains an indemnification of its directors/officers, former directors/officers and persons who have acted at its request to be a director/officer of an entity in which the Company is a shareholder or creditor, to indemnify them, to the extent permitted by the Canada Business Corporations Act, against expenses (including legal fees), judgments, fines and any amounts actually and reasonably incurred by them in connection with any action, suit or proceeding in which the directors and/or officers are sued as a result of their service, if they acted honestly and in good faith with a view to the best interests of the Company. In addition, the Company has entered into indemnification agreements with each of its directors in order to effectuate the foregoing. The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019 with respect to this indemnity.

Other Indemnification Agreements

In the normal course of the Company’s operations, the Company provides indemnifications to counterparties in transactions such as: IMAX Theater System lease and sale agreements and the supervision of installation or servicing of IMAX Theater Systems; film production, exhibition and distribution agreements; real property lease agreements; and employment agreements. These indemnification agreements require the Company to compensate the counterparties for costs incurred as a result of litigation claims that may be suffered by the counterparty as a consequence of the transaction or the Company’s breach or non-performance under these agreements. While the terms of these indemnification agreements vary based upon the contract, they normally extend for the life of the agreements. A small number of agreements do not provide for any limit on the maximum potential amount of indemnification; however, virtually all of the IMAX Theater System lease and sale agreements limit such maximum potential liability to the purchase price of the system. The fact that the maximum potential amount of indemnification required by the Company is not specified in some cases prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnifications and no amounts have been accrued in the Consolidated Financial Statements with respect to the contingent aspect of these indemnities.

17.  Capital Stock

(a)	Authorized Common Shares

The authorized capital of the Company consists of an unlimited number of common shares. The following is a summary of the rights, privileges, restrictions, and conditions of the common shares.

The holders of common shares are entitled to receive dividends, if and when declared by the directors of the Company, subject to the rights of the holders of any other class of shares of the Company entitled to receive dividends in priority to the common shares.

The holders of the common shares are entitled to one vote for each common share held at all meetings of the shareholders.

(b)	Changes During the Year

During the years ended December 31, 2020, 2019 and 2018, the Company settled the exercise of stock options and the vesting of RSUs with its common shares. These settlements were either through newly issued common shares from treasury or through the purchase of common shares in the open market by the IMAX Long-Term Incentive Plan trustee. The following table summarizes the settlement of stock option and RSU transactions:

	Years Ended December 31,
(Cash proceeds in thousands of U.S. Dollars)	2020	2019	2018
Stock options
Issued from treasury	—	19,088	12,750
Plan trustee purchases	—	67,840	—
Total stock options exercised	—	86,928	12,750

Cash proceeds from stock option exercises	$—	$1,752	$218

RSUs
Issued from treasury	42,982	—	—
Plan trustee purchases	386,297	404,719	462,137
Shares withheld for tax withholdings	24,714	29,577	72,056
Total RSUs vested	453,993	434,296	534,193

(c)	Share-Based Compensation

The Company issues share-based compensation to eligible employees, directors, and consultants under the IMAX LTIP and the China LTIP, as summarized below. On June 3, 2020, the Company’s shareholders approved the IMAX LTIP at its Annual and Special Meeting.

Awards under the IMAX LTIP may consist of stock options, RSUs, PSUs and other awards. Stock options are no longer granted under the Company’s previous approved Stock Option Plan (“SOP”).

For the year ended December 31, 2020, compensation costs recorded in the Consolidated Statements of Operations for the Company’s share-based compensation plans were $21.5 million (2019 — $22.8 million; 2018 —$22.6 million). The following reflects the share-based compensation expense recorded to the respective financial statement line items:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
Cost and expenses applicable to revenues	$691	$1,709	$1,657
Selling, general and administrative expenses	20,652	20,750	20,102
Research and development	150	371	452
Executive transition costs	—	—	320
Exit costs, restructuring charges and associated impairments	—	—	54
	$21,493	$22,830	$22,585

For the year ended December 31, 2020, there was a decrease in share-based compensation expenses allocated to Costs and Expenses Applicable to Revenues and Research and Development, when compared to 2019, due to the lower level of revenue generating and research activities during the COVID-19 global pandemic.

As of December 31, 2020, the Company has reserved a total of 15,486,807 (December 31, 2019 — 8,944,999) common shares for future issuance under the IMAX LTIP. Of this amount, 4,892,962 common shares are reserved for the future exercise of stock options (December 31, 2019 — 5,732,209), 361,844 common shares are reserved for the future vesting of PSUs (December 31, 2019 — nil), and 1,564,838 common shares are reserved for the future vesting of RSUs (December 31, 2019 — 1,065,347). At December 31, 2020 stock options in respect of 4,311,761 (December 31, 2019 — 4,801,272) common shares were vested and exercisable.

Stock Option Plan

The Company’s policy is to issue new common shares from treasury or shares purchased in the open market to satisfy stock options which are exercised.

The Company utilizes a Binomial Model to determine the fair value of stock option awards on the grant date. The fair value determined by the Binomial Model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the award, and actual and projected employee stock option exercise behaviors. The Binomial Model also considers the expected exercise multiple which is the multiple of exercise price to grant price at which exercises are expected to occur on average. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the Binomial Model best provides a fair measure of the fair value of the Company’s employee stock options.

All stock option awards are granted at the fair market value of the Company’s common shares on the date of grant. The fair market value of a common share on a given date is based on the higher of the closing price of a common share on either: (i) the grant date or (ii) the most recent trading date if the grant date is not a trading date on the New York Stock Exchange (“NYSE”) or such national exchange as may be designated by the Company’s Board of Directors. The stock options vest within 4 years and expire 10 years or less from the date of grant. The SOP and IMAX LTIP provide for double-trigger accelerated vesting in the event of a change in control, as defined in each plan.

The Company recorded the following expenses related to stock option grants issued to employees and directors under the IMAX LTIP and SOP:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
Stock option expense	$1,847	$8,329	$5,950

For the year ended December 31, 2020, the Company’s Consolidated Statements of Operations includes an income tax benefit of $0.1 million related to stock option expense (2019 —$1.9 million; 2018 —$1.2 million).

As of December 31, 2020, 2019 and 2018, unrecognized share-based compensation expense related to non-vested employee stock options is as follows:

	As of December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
Expense related to non-vested employee stock options	$2,029	$4,073	$8,482

As of December 31, 2020, 2019 and 2018, unrecognized share-based compensation expense related to non-vested employee stock options is expected to be recognized over the following weighted-average periods:

	As of December 31,
	2020	2019	2018
Weighted average period (in years)	1.8	2.7	1.9

For the years ended December 31, 2020, 2019 and 2018, the weighted average fair value of stock options granted to employees and directors at the measurement date and the assumptions used to estimate the average fair value of the stock options are as follows:

	Years Ended December 31,
	2020	2019	2018
Weighted average fair value per share	N/A	$6.65	$6.74
Average risk-free interest rate	N/A	2.64%	2.67%
Expected option life (in years)	N/A	6.73 - 10.00	5.06 - 7.00
Expected volatility	N/A	31%	30%
Dividend yield	N/A	0%	0%

Stock Option Summary

The following table summarizes the activity under the SOP and IMAX LTIP for the years ended December 31, 2020, 2019 and 2018:

				Weighted Average Exercise
	Number of Shares			Price Per Share
	2020	2019	2018	2020	2019	2018
Options outstanding, beginning of year	5,732,209	5,465,046	5,082,100	$26.82	$27.63	$29.31
Granted	—	1,016,882	1,082,123	—	20.66	21.95
Exercised	—	(86,928)	(12,750)	—	20.16	17.08
Forfeited	(34,678)	(336,493)	(69,332)	22.49	23.63	29.99
Expired	(786,086)	(299,134)	(507,977)	27.07	25.82	31.69
Cancelled	(18,483)	(27,164)	(109,118)	27.97	31.13	30.44
Options outstanding, end of year	4,892,962	5,732,209	5,465,046	26.81	26.82	27.63
Options exercisable, end of year	4,311,761	4,801,272	3,990,970	27.30	27.40	28.48

As of December 31, 2020, 4,892,962 options outstanding included both fully vested and unvested options with a weighted average exercise price of $26.81, an aggregate intrinsic value of $nil and a weighted average remaining contractual life of 4.1 years. As of December 31, 2020, options that are exercisable have an aggregate intrinsic value of $nil and a weighted average remaining contractual life of 4.1 years. The intrinsic value of options exercised in 2020 was $nil as no options were exercised (2019 — $0.2 million; 2018 — $0.1 million).

Restricted Share Units

RSUs have been granted to employees and directors under the IMAX LTIP. Each RSU represents a contingent right to receive one common share and is the economic equivalent of one common share. The grant date fair value of each RSU is equal to the share price of the Company’s stock at the grant date. For the years ended December 31, 2020, 2019 and 2018, the Company recorded the following expenses related to RSUs issued to employees and directors in the IMAX LTIP:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
RSU expenses	$13,761	$12,394	$15,189

The Company’s actual tax benefits realized for the tax deductions related to the vesting of RSUs was $0.3 million for the year ended December 31, 2020 (2019 — $1.6 million; 2018 — $1.4 million).

The Company’s accrued liability for RSUs, deemed as granted, was $2.1 million as of December 31, 2020 (December 31, 2019 — $0.4 million).

Total share-based compensation expense related to non-vested RSUs not yet recognized and the weighted average period over which the awards are expected to be recognized are as follows:

	Years Ended December 31,
	2020	2019	2018
Expense related to non-vested RSUs not yet recognized	$17,343	$23,548	$18,597

Weighted average period awards are expected to be recognized (in years)	1.9	2.7	2.2

The following table summarizes the activity in respect of RSUs issued under the IMAX LTIP for the years ended December 31, 2020, 2019 and 2018:

	Number of Awards			Weighted Average Grant Date Fair Value Per Share
	2020	2019	2018	2020	2019	2018
RSUs outstanding, beginning of year	1,065,347	1,033,871	995,329	$23.17	$25.70	$32.68
Granted	1,050,385	687,475	659,282	15.35	22.30	20.99
Vested and settled	(453,993)	(434,296)	(534,193)	22.71	27.54	32.33
Forfeited	(96,901)	(221,703)	(86,547)	18.81	23.68	29.19
RSUs outstanding, end of year	1,564,838	1,065,347	1,033,871	18.33	23.17	25.70

Historically, RSUs granted under the IMAX LTIP have vested between immediately and three years from the grant date. In connection with the second amendment and restatement of the IMAX LTIP at the Company’s annual and special meeting of the shareholders on June 3, 2020, the IMAX LTIP plan retained the minimum one-year vesting period on future RSU grants, with a carve-out for an aggregate of no more than 5% of the total number of common shares authorized for issuance under the plan that may vest on a shorter schedule. Vesting of the RSUs is subject to continued employment or service with the Company. The following table summarizes the number of RSUs issued from the carve-out balance:

Approved under the June 3, 2020 amended and restated IMAX LTIP	360,000
Issued during 2020	(81,636)
Outstanding, December 31, 2020	278,364

Restricted Share Units to Non-Employees

There were no RSU awards granted to non-employees in 2020 (2019 ― 12,580; 2018 ― nil). The Company recorded an expense of $0.1 million for the year ended December 31, 2020 (2019 ― $0.1 million; 2018 ― $nil) related to RSU grants issued to advisors and strategic partners of the Company in 2019.

Performance Stock Units Summary

In the first quarter of 2020, the Company expanded its share-based compensation program to include PSUs. The Company grants two types of PSU awards, one which vests based on a combination of employee service and the achievement of certain EBITDA-based targets and one which vests based on a combination of employee service and the achievement of certain stock-price targets. These awards vest over a three-year performance period. The grant date fair value of PSUs with EBITDA-based targets is equal to the closing price on the date of grant or the average closing price of the Company’s common stock for five days prior to the date of grant. The grant date fair value of PSUs with stock-price targets is determined on the grant date using a Monte Carlo simulation, which is a valuation model that takes into account the likelihood of achieving the stock-price targets embedded in the award (“Monte Carlo Model”). The compensation expense attributable to each type of PSU is recognized on a straight-line basis over the requisite service period. At the conclusion of the three-year performance period, the number of PSUs that ultimately vest can range from 0% to a maximum vesting opportunity of 175% of the initial award, depending upon actual performance versus the established EBITDA and stock-price targets.

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

The amount and timing of compensation expense recognized for PSUs with EBITDA-based targets is dependent upon management's assessment of the likelihood and timing of achieving these targets. If, as a result of management’s assessment, it is projected that a greater number of PSUs will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period such determination is made. Conversely, if, as a result of management’s assessment, it is projected that a lower number of PSUs will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period such determination is made. For the year ended December 31, 2020, the Company recognized expense of $2.6 million related to outstanding PSUs, which includes adjustments reflecting management’s estimate of the number of PSUs with EBITDA-based targets expected to vest.

The Company’s actual tax benefits realized for the tax deductions related to the vesting of PSUs was $nil for the year ended December 31, 2020 (2019 and 2018 ― $nil).

As of December 31, 2020, total unrecognized share-based compensation expense related to unvested PSUs and the weighted average period over which the expense is expected to be recognized is $6.0 million and 2.1 years, respectively.

The following table summarizes the activity in respect of PSUs issued under the IMAX LTIP:

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
	2020	2020
Granted	370,265	$15.66
Forfeited	(8,421)	14.84
PSUs outstanding, end of year	361,844	15.68

As of December 31, 2020, the maximum number of shares of common stock that may be issued with respect to PSUs outstanding is 633,227, assuming full achievement of the EBITDA and stock-price targets.

China Long-Term Incentive Plan

Each stock option (“China Option”), RSU or PSU issued under the China LTIP represents an opportunity to participate economically in the future growth and value creation of IMAX China.

In connection with the IMAX China IPO and in accordance with the China LTIP, IMAX China adopted a post-IPO share option plan and a post-IPO restricted stock unit plan. Pursuant to these plans, IMAX China has issued additional China Options, China LTIP Performance Stock Units (“China PSUs”) and China LTIP Restricted Share Units (“China RSUs”).

For the years ended December 31, 2020, 2019 and 2018, share-based compensation expense related to China Options, China RSUs and China PSUs was as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
Expense
China Options	$875	$320	$217
China RSUs	2,093	—	—
China PSUs	208	1,664	1,229
Total	$3,176	$1,984	$1,446

In 2020, IMAX China modified the terms of certain fully vested stock options to extend their contractual life by two years and recorded an associated expense of $0.7 million.

Issuer Purchases of Equity Securities

In 2017, the Company’s Board of Directors approved a new $200.0 million share repurchase program which would have expired on June 30, 2020. In June 2020, the Board of Directors approved a 12-month extension of this program which will now expire on June 30, 2021. The repurchases may be made either in the open market or through private transactions, subject to market conditions, applicable legal requirements, and other relevant factors. The Company has no obligation to repurchase shares and the share repurchase program may be suspended or discontinued by the Company at any time. In 2020, the Company repurchased 2,484,123 (2019 ― 134,384) common shares at an average price of $14.72 per share (2019 ― $19.76 per share), excluding commissions.

The total number of shares purchased during the years ended December 31, 2020 and 2019 does not include 200,000 and 615,000 common shares, purchased in the administration of employee share-based compensation plans, at an average price of $15.43 and $22.49 per share, respectively.

As of December 31, 2020, the IMAX LTIP trustee held 723 shares purchased for less than $0.1 million in the open market to be issued upon the settlement of RSUs and certain stock options. The shares held with the trustee are recorded at cost and are reported as a reduction against Capital Stock on the Company’s Consolidated Balance Sheets.

In 2018, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to buy back shares of IMAX China in an amount not to exceed 10% of the total number of issued shares of IMAX China as of May 3, 2018 (35,818,112 shares). The share repurchase program expired on June 6, 2019. In 2019, IMAX China announced that its shareholders granted its Board of Directors a general mandate authorizing the Board, subject to applicable laws, to repurchase shares of IMAX China in an amount not to exceed 10% of the total number of issued shares of IMAX China as of June 6, 2019 (35,605,560 shares). The share purchase program expired on the date of the 2020 Annual General Meeting of IMAX China on June 11, 2020. During the 2020 Annual General Meeting, shareholders approved the repurchase of shares of IMAX China not to exceed 10% of the total number of issued shares as of June 11, 2020 (34,848,398 shares). This program will be valid until the 2021 Annual General Meeting of IMAX China. The repurchases may be made in the open market or through other means permitted by applicable laws. IMAX China has no obligation to repurchase its shares and the share repurchase program may be suspended or discontinued by IMAX China at any time. In 2020, IMAX China repurchased 906,400 (2019 ― 8,051,500) common shares at an average price of HKD $13.13 per share (U.S. $1.69 per share) (2019 ― HKD $18.63 per share; U.S. $2.38 per share).

(d)Basic and Diluted Weighted Average Shares Outstanding

The following table reconciles the denominator of the basic and diluted weighted average share computations:

	Years Ended December 31,
	2020	2019	2018
Weighted average number of common shares (000's):
Issued and outstanding, beginning of period	61,176	61,434	64,696
Weighted average number of shares repurchased, net of shares issued during the period	(1,939)	(124)	(1,621)
Weighted average number of shares used in computing basic income per share	59,237	61,310	63,075
Assumed exercise of stock options, and vesting of RSUs and PSUs, net of shares assumed repurchased, if dilutive	—	179	132
Weighted average number of shares used in computing diluted income per share	59,237	61,489	63,207

The calculation of diluted earnings per share exclude 6,999,667 (2019 and 2018 ― 5,809,468 and 5,666,976, respectively) shares that are issuable upon the vesting of 1,564,838 RSUs (2019 and 2018 ― 77,259 and 277,543, respectively), the vesting of 541,867 PSUs (2019 and 2018 ― nil), and the exercise of 4,892,962 stock options (2019 and 2018 ― 5,732,209 and 5,389,433, respectively) for the years ended December 31, 2020, 2019 and 2018, as the effect would be anti-dilutive.

18.  Consolidated Statements of Operations Supplemental Information

(a)	Selling Expenses

Sales commissions and other selling expenses paid prior to the recognition of the related revenue are deferred and recognized in the Consolidated Statements of Operations upon the recognition of the related theater system revenue. For the year ended December 31, 2020, the sales commissions costs recognized within Costs and Expenses Applicable to Revenues – Technology Sales was $1.3 million (2019 — $2.0 million; 2018 — $1.9 million). Direct advertising and marketing costs for each theater are expensed as incurred. For the year ended December 31, 2020, the total of all such costs recognized within Costs and Expenses Applicable to Revenues – Technology Sales was $1.1 million (2019 — $1.1 million; 2018 — $1.0 million).

Sales commissions related to joint revenue sharing arrangements accounted for as operating leases are recognized as Costs and Expenses Applicable to Revenues – Technology Rentals in the month they are earned by the salesperson, which is typically the month of installation. For the year ended December 31, 2020, sales commissions related to such joint revenue sharing arrangements totaled $0.9 million (2019 — $0.4 million; 2018 — $0.9 million). Direct advertising and marketing costs for each theater are expensed as incurred. For the year ended December 31, 2020, the total of such costs recognized within Costs and Expenses Applicable to Revenues – Technology Rentals was $0.5 million (2019 — $3.0 million; 2018 — $2.1 million).

Film exploitation costs, including advertising and marketing expenses, totaled $4.3 million for the year ended December 31, 2020 (2019 — $22.9 million; 2018 — $21.2 million), and are expensed as incurred within Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

(b)	Foreign Exchange

Included in Selling, General and Administrative Expenses for the year ended December 31, 2020 is a net gain of $0.8 million resulting from changes in exchange rates related to foreign currency denominated monetary assets and liabilities as compared to a net loss of $0.9 million and a net loss of $1.7 million for the years ended December 31, 2019 and 2018, respectively. See Note 22(c) for additional information.

(c)	Collaborative Arrangements

Joint Revenue Sharing Arrangements

The Company provides IMAX Theater Systems to customers through joint revenue sharing arrangements. Under the traditional form of these arrangements, in exchange for providing the IMAX Theater System under a long-term lease, the Company earns rent based on a percentage of contingent box office receipts and, in some cases, concession revenues, rather than requiring the customer to pay a fixed upfront fee or annual minimum payments. Under certain other joint revenue sharing arrangements, knowns as hybrid arrangements, the customer is responsible for making fixed upfront payments prior to the delivery and installation of the IMAX Theater System. Under joint revenue sharing arrangements, the customer has the ability and the right to operate the hardware components or direct others to operate them in a manner determined by the customer. The Company’s joint revenue sharing arrangements are typically non-cancellable for 10 years or longer with renewal provisions. Title to the IMAX Theater System under a joint revenue sharing arrangement generally does not transfer to the customer. The Company’s joint revenue sharing arrangements do not contain a guarantee of residual value at the end of the lease term. The customer is required to pay for executory costs such as insurance and taxes and is required to pay the Company for maintenance and an extended warranty throughout the term. The customer is responsible for obtaining insurance coverage for the IMAX Theater System commencing on the date specified in the arrangement’s shipping terms and ending on the date the IMAX Theater System is returned to the Company.

As of December 31, 2020, the Company has signed traditional and hybrid joint revenue sharing agreements with 43 exhibitors (2019 — 39) for a total of 1,232 IMAX Theater Systems (2019 — 1,223), of which 890 theaters (2019 — 870) were operational and included in the network as of that date. The terms of these arrangements are similar in nature, rights, and obligations. The accounting policy for the Company’s joint revenue sharing arrangements is disclosed in Note 3(n).

Revenues attributable to transactions arising between the Company and its customers under joint revenue sharing arrangements are recorded within Revenues – Technology Sales and Revenues – Technology Rentals. For the year ended December 31, 2020 such revenues totals $19.9 million (2019 — $92.0 million; 2018 — $86.6 million). (See Note 20(a) for a disaggregated presentation of the Company’s revenues.)

IMAX DMR

In an IMAX DMR arrangement, the Company receives a percentage of the box office receipts from a third party who owns the copyright to a film in exchange for converting the film into IMAX DMR format and distributing it through the IMAX network. In recent years, the percentage of gross box office receipts earned in IMAX DMR arrangements has averaged approximately 12.5%, except for within Greater China, where the Company receives a lower percentage of net box office receipts for certain Hollywood films.

In 2020, the majority of IMAX DMR revenue was earned from the exhibition of 35 IMAX DMR films (2019 — 72) and the re-release of classic titles throughout the IMAX network. The accounting policy for the Company’s IMAX DMR arrangements is disclosed in Note 3(n).

Revenues attributable to transactions arising between the Company and its customers under IMAX DMR arrangements are recorded within Revenues – Image Enhancement and Maintenance Services. For the year ended December 31, 2020 such revenues totaled $28.3 million (2019 —$120.8 million; 2018 — $110.8 million). (See Note 20(a) for a disaggregated presentation of the Company’s revenues.)

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

As of December 31, 2020, the Company has one co-produced arrangement which primarily represents the VIE total assets balance of $1.5 million and liabilities balance of $0.2 million and three other co-produced film arrangements, the terms of which are similar. The accounting policies relating to co-produced film arrangements are disclosed in Notes 3(a) and 3(n).

In 2020, an expense of $2.0 million (2019 — expense of $0.6 million; 2018 — recovery of $0.5 million) attributable to transactions between the Company and other parties involved in the production of the films have been included in Cost and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

In 2017, the Company participated in one significant co-produced television arrangement. This arrangement was not a VIE. For the year ended December 31, 2020, revenues of $0.3 million (2019 — $0.4 million; 2018 — $0.3 million) and Costs and Expenses Applicable to Revenues of $nil (2019 — less than $0.1 million; 2018 — $0.3 million) attributable to this collaborative arrangement were recorded within Revenue – Image Enhancement and Maintenance Services and Costs and Expenses Applicable to Revenues – Image Enhancement and Maintenance Services.

19.  Consolidated Statements of Cash Flows Supplemental Information

(a)	Changes in other non-cash operating assets and liabilities are comprised of the following:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
Decrease (increase) in:
Financing receivables	$(10,568)	$(320)	$1,325
Prepaid expenses	(979)	(290)	(3,703)
Variable consideration receivable	(2,361)	(4,056)	—
Other assets	(4,747)	(2,063)	(3,084)
Increase (decrease) in:
Accounts payable	414	(11,774)	7,749
Accrued and other liabilities	(6,399)	(8,505)	(3,266)
	$(24,640)	$(27,008)	$(979)

(b)	Cash payments made on account of:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
Income taxes	$4,763	$17,298	$12,684
Interest	$5,773	$1,231	$502

(c)	Depreciation and amortization are comprised of the following:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
Film assets	$8,838	$19,176	$15,679
Property, plant and equipment
Joint revenue sharing arrangements	24,930	23,153	20,739
Other property, plant and equipment	11,225	12,477	13,164
Other intangible assets	6,565	6,290	5,507
Other assets	1,146	1,882	1,242
Deferred financing costs	902	509	1,106
	$53,606	$63,487	$57,437

(d)	Write-downs, net of recoveries, are comprised of the following:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
Film assets(1)	$10,804	$1,379	$—
Other assets(2) (4)	1,151	—	2,565
Property, plant and equipment
Joint revenue sharing arrangements(3) (4)	1,784	2,207	1,194
Other property, plant and equipment(4)	174	249	4,293
Inventories(5)	3,632	446	250
Other intangible assets(4)	184	95	217
Prepaid expenses	—	—	121
	$17,729	$4,376	$8,640

(1)

In 2020, the Company recorded impairment losses of $10.8 million (2019 — $1.4 million; 2018 — $nil) principally to write-down the carrying value of certain documentary and alternative content film assets due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments. To a much lesser extent, the impairment losses also relate to the write-down of DMR related film assets. In 2020, following the recording of these write-downs, the Company’s film assets totaled $5.8 million, which principally consists of DMR and documentary content. There can be no assurances that there will not be additional write-downs to the carrying values of these assets as the Company continues to assess the ongoing impact of the COVID-19 pandemic (see Notes 2 and 3).

(2)

In 2020, the Company recorded a $1.2 million (2019 — $nil; 2018 — $2.6 million) write-down of other assets, of which $1.0 million relates to the write-down of certain content-related assets which became impaired in the year.

(3)

In 2020, the Company recorded charges of $1.8 million (2019 — $2.2 million; 2018 — $0.6 million) in Costs and Expenses Applicable to Technology Rentals principally related to the write-down of leased xenon-based digital systems which were taken out of service in connection with customer upgrades to laser-based digital systems. In 2018, the Company also recorded a charge of $0.4 million in Revenues – Technology Rentals related to the write-down of leased xenon-based digital systems which were taken out of service in connection with customer upgrades to laser-based digital systems.

(4)

In 2018, in connection with the strategic review of the Company’s VR initiative, the Company decided to close its remaining VR locations and as a result record an impairment charge of $3.7 million in other Property, Plant and Equipment, $2.6 million in other assets which includes a $2.5 million impairment of the VR content asset, and $0.1 million in Intangible Assets. The VR Fund is consolidated by the Company and has a third party non-controlling interest. The Company’s share of this impairment after non-controlling interest is $0.8 million. No such charge was recorded in 2019 or 2020. Additional details of the Company’s restructuring activities are discussed in Note 26.

(5)	In 2020, the Company recorded write-downs of $3.6 million (2019 — $0.4 million; 2018 — $0.3 million) related to excess inventory.
(e)	Significant non-cash investing and financing activities are comprised of the following:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2020	2019
Net (decrease) increase in accruals related to:
Investment in joint revenue sharing arrangements	$(1,888)	$(2,013)
Acquisition of other intangible assets	792	(51)
Purchases of property, plant and equipment	158	496
	$(938)	$(1,568)

20. Revenue from Contracts with Customers

(a) Disaggregated Information About Revenue

The following tables summarize the Company’s revenues by type and reportable segment for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
	Revenue from
	Contracts with Customers		Revenue from
(In thousands of U.S. Dollars)	Fixed consideration	Variable consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)	$38,140	$5,799	$—	$—	$43,939
Joint Revenue Sharing Arrangements, fixed fees	—	—	2,056	—	2,056
Other Theater Business	1,666	—	—	—	1,666
Other sales(2)	1,957	110	—	—	2,067
Sub-total	41,763	5,909	2,056	—	49,728
Image enhancement and maintenance services
IMAX DMR	—	28,265	—	—	28,265
IMAX Maintenance	21,999	—	—	—	21,999
Film Post-Production	3,878	—	—	—	3,878
Film Distribution	3,000	1,841	—	—	4,841
Other	—	335	—	—	335
Sub-total	28,877	30,441	—	—	59,318
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	17,841	—	17,841
Sub-total	—	—	17,841	—	17,841
Finance income
IMAX Systems	—	—	—	10,116	10,116
Total	$70,640	$36,350	$19,897	$10,116	$137,003

(1)

Includes revenues earned from the sales or sales-type lease arrangements involving new and upgraded IMAX Theater Systems, as well as the impact on revenue of renewals and amendments to existing theater system arrangements.

(2)	Other sales include revenues associated with New Business Initiatives such as IMAX Enhanced.

	Year Ended December 31, 2019
	Revenue from
	Contracts with Customers		Revenue from
(In thousands of U.S. Dollars)	Fixed consideration	Variable consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)	$86,163	$10,247	$—	$—	$96,410
Joint Revenue Sharing Arrangements, fixed fees	—	—	11,014	—	11,014
Other Theater Business	8,390	—	—	—	8,390
Other sales(2)	2,209	222	—	—	2,431
Sub-total	96,762	10,469	11,014	—	118,245
Image enhancement and maintenance services
IMAX DMR	—	120,765	—	—	120,765
IMAX Maintenance	53,151	—	—	—	53,151
Film Post-Production	7,392	—	—	—	7,392
Film Distribution	—	4,818	—	—	4,818
Other		2,421	—	—	2,421
Sub-total	60,543	128,004	—	—	188,547
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	76,673	—	76,673
Other	—	25	1,263	—	1,288
Sub-total	—	25	77,936	—	77,961
Finance income
IMAX Systems	—	—	—	10,911	10,911
Total	$157,305	$138,498	$88,950	$10,911	$395,664

(1)

Includes revenues earned from the sales or sales-type lease arrangements involving new and upgraded IMAX Theater Systems, as well as the impact on revenue of renewals and amendments to existing theater system arrangements.

(2)	Other sales include revenues associated with New Business Initiatives such as IMAX Enhanced.

	Year Ended December 31, 2018
	Revenue from
	Contracts with Customers		Revenue from
(In thousands of U.S. Dollars)	Fixed consideration	Variable consideration	Lease Arrangements	Finance Income	Total
Technology sales
IMAX Systems(1)	$81,442	$6,990	$—	$—	$88,432
Joint Revenue Sharing Arrangements, fixed fees	—	—	9,706	—	9,706
Other Theater Business	8,358	—	—	—	8,358
Other sales	—	95	—	—	95
Sub-total	89,800	7,085	9,706	—	106,591
Image enhancement and maintenance services
IMAX DMR	—	110,793	—	—	110,793
IMAX Maintenance	49,684	—	—	—	49,684
Film Post-Production	9,516	—	—	—	9,516
Film Distribution	—	3,446	—	—	3,446
Other		8,301	—	—	8,301
Sub-total	59,200	122,540	—	—	181,740
Technology rentals
Joint Revenue Sharing Arrangements, contingent rent	—	—	73,997	—	73,997
Other	—	271	204	—	475
Sub-total	—	271	74,201	—	74,472
Finance income
IMAX Systems	—	—	—	11,598	11,598
Total	$149,000	$129,896	$83,907	$11,598	$374,401

(1)

Includes revenues earned from the sales or sales-type lease arrangements involving new and upgraded IMAX Theater Systems, as well as the impact on revenue of renewals and amendments to existing theater system arrangements.

(b) Deferred Revenue

IMAX Theater System sale and lease arrangements include a requirement for the Company to provide maintenance services over the life of the arrangement, subject to a consumer price index adjustment each year. In circumstances where customers prepay the entire term’s maintenance fee, additional payments are due to the Company for the years after its extended warranty and maintenance obligations expire. Payments upon renewal each year are either prepaid or made in arrears and can vary in frequency from monthly to annually. At December 31, 2020, $21.6 million of consideration has been deferred in relation to outstanding maintenance services to be provided on existing maintenance contracts (December 31, 2019 — $17.7 million and 2018 —$21.9 million). Maintenance revenue is recognized evenly over the contract term which coincides with the period over which maintenance services are provided. In the event of customer default, any payments made by the customer may be retained by the Company.

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

21.  Segment Reporting

The Company’s Chief Executive Officer (“CEO”) is its Chief Operating Decision Maker (“CODM”), as such term is defined under U.S. GAAP. The CODM, along with other members of management, assess segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, research and development costs, the amortization of intangible assets, provisions for (recoveries of) current expected credit losses, certain write-downs, interest income, interest expense and income tax (expense) benefit are not allocated to the Company’s segments.

The Company has the following reportable segments: (i) IMAX DMR; (ii) Joint Revenue Sharing Arrangements; (iii) IMAX Systems, (iv) IMAX Maintenance; (v) Other Theater Business; (vi) New Business Initiatives; (vii) Film Distribution; and (viii) Film Post-Production. The Company’s reportable segments are organized into the following four categories, identified by the nature of the product sold or service provided:

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

(a)	Segment Financial Information

The following table presents the breakdown of revenue and gross margin (loss) by category and segment for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	Revenue(1)			Gross Margin (Margin Loss)(4)
(In thousands of U.S. Dollars)	2020	2019	2018	2020	2019	2018
IMAX Technology Network
IMAX DMR	$28,265	$120,765	$110,793	$13,731	$78,592	$72,773
Joint revenue sharing arrangements, contingent rent	17,841	76,673	73,997	(9,500)	48,446	49,292
	46,106	197,438	184,790	4,231	127,038	122,065
IMAX Technology Sales and Maintenance
IMAX Systems(2)	54,055	107,321	100,030	24,816	58,168	59,583
Joint revenue sharing arrangements, fixed fees	2,056	11,014	9,706	529	2,613	1,982
IMAX Maintenance	21,999	53,151	49,684	3,068	23,010	21,991
Other Theater Business(3)	1,666	8,390	8,358	(438)	2,624	1,806
	79,776	179,876	167,778	27,975	86,415	85,362
New Business Initiatives	2,226	2,754	5,769	1,878	2,106	(350)
Film Distribution and Post-Production
Film Distribution(5)	4,841	4,818	3,446	(9,840)	(2,942)	(1,344)
Post-Production	3,878	7,392	9,516	(358)	1,680	3,107
	8,719	12,210	12,962	(10,198)	(1,262)	1,763
Sub-total	136,827	392,278	371,299	23,886	214,297	208,840
Other	176	3,386	3,102	(2,346)	(125)	(911)
Total	$137,003	$395,664	$374,401	$21,540	$214,172	$207,929

The following table presents the breakdown of assets by category and segment as of December 31, 2020 and 2019:

	As of December 31,
(In thousands of U.S. Dollars)	2020	2019
IMAX Technology Network
IMAX DMR	$29,672	$46,417
Joint revenue sharing arrangements, contingent rent	195,822	231,626
IMAX Technology Sales and Maintenance
IMAX Systems	240,972	277,720
Joint revenue sharing arrangements, fixed fees	27,778	27,189
IMAX Maintenance	36,949	22,869
Other Theater Business	106	2,042
New Business Initiatives	1,196	—
Film Distribution and Post-Production
Film Distribution	35,526	14,831
Post-Production	5,984	36,562
Other	20,307	23,809
Corporate and other non-segment specific assets	403,438	206,004
Total	$997,750	$889,069

The following table presents the breakdown of depreciation and amortization by category and segment for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
IMAX Technology Network
IMAX DMR	$10,269	$16,117	$13,602
Joint revenue sharing arrangements, contingent rent	26,076	25,036	21,970
IMAX Technology Sales and Maintenance
IMAX Systems	3,548	3,878	3,615
IMAX Maintenance	213	299	164
New Business Initiatives	11	58	2,519
Film Distribution and Post-Production
Film Distribution	1,213	3,894	2,225
Post-Production	1,281	1,301	1,500
Other	601	747	790
Corporate and other non-segment specific assets	10,394	12,157	11,052
Total	$53,606	$63,487	$57,437

The following table presents the breakdown of write-downs, including asset impairments and credit loss expense, by category and segment for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
IMAX Technology Network
IMAX DMR	1,057	$—	$15
Joint revenue sharing arrangements, contingent rent	1,784	2,207	1,193
IMAX Technology Sales and Maintenance
IMAX Systems	2,872	276	250
IMAX Maintenance	510	170	—
New Business Initiatives	52	96	7,399
Film Distribution and Post-Production
Film Distribution	9,997	1,379	—
Post-Production	—	—	—
Corporate and other non-segment specific assets(6)	20,065	2,678	2,913
Total	$36,337	$6,806	$11,770

The following table presents the breakdown of purchases of Property, Plant and Equipment by category and segment for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
IMAX Technology Network
IMAX DMR	$—	$99	$55
Joint revenue sharing arrangements, contingent rent	6,654	40,489	34,810
IMAX Technology Sales and Maintenance
IMAX Systems	50	452	2,813
IMAX Maintenance	—	311	527
New Business Initiatives	—	—	342
Film Distribution and Post-Production
Film Distribution	—	—	—
Post-Production	456	1,210	1,067
Other	68	504	193
Corporate and other non-segment specific assets	123	4,845	8,371
Total	$7,351	$47,910	$48,178

(1)	The Company’s largest customer represents 16.4% of total revenues as of December 31, 2020 (2019 ― 16.5%; 2018 ― 17.1%).
(2)

Includes initial upfront payments and the present value of fixed minimum payments from sales and sales-type lease arrangements of IMAX Theater Systems, and the present value of estimated variable consideration from sales of IMAX Theater Systems. To a lesser extent, also includes finance income associated with these revenue streams.

(3)	Principally includes after-market sales of IMAX projection system parts and 3D glasses.
(4)

IMAX DMR segment margins include marketing costs of $3.4 million, $22.5 million, and $16.5 million in 2020, 2019 and 2018, respectively. Joint revenue sharing arrangements segment margins include advertising, marketing, and commission costs of $1.8 million, $4.5 million and $3.6 million in 2020, 2019 and 2018, respectively. IMAX Systems segment margins include marketing and commission costs of $2.0 million, $2.0 million and $2.4 million in 2020, 2019 and 2018, respectively. Film Distribution segment margins includes marketing expense of $0.7 million, 0.4 million and $2.2 million in 2020, 2019 and 2018, respectively.

(5)

During the year ended December 31, 2020, Film Distribution segment results were significantly influenced by impairment losses of $10.0 million, respectively, to write-down the carrying value of certain documentary and alternative content film assets due to a decrease in projected box office totals and related revenues based on management’s regular quarterly recoverability assessments (2019 ― $1.4 million; 2018 ― $nil).

(6)

During the year ended December 31, 2020, the Corporate and other non-segment specific write-downs included $18.6 million in current expected credit loss expense excluded from the Company’s segment allocations.

(b)Geographic Information

Revenue by geographic area is based on the location of the customer. Revenue related to IMAX DMR is presented based upon the geographic location of the theaters that exhibit the remastered films. IMAX DMR revenue is generated through contractual relationships with studios and other third parties and these may not be in the same geographical location as the theater.

	Years Ended December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
Greater China	$52,331	$124,294	$117,520
United States	30,157	121,264	118,495
Asia (excluding Greater China)	20,090	48,386	46,858
Western Europe	13,683	46,911	40,497
Latin America	6,114	9,438	12,952
Russia & the CIS	2,927	16,124	10,133
Canada	1,365	9,220	10,507
Rest of the World	10,336	20,027	17,439
Total	$137,003	$395,664	$374,401

No single country in the Rest of the World, Western Europe, Latin America and Asia (excluding Greater China) classifications comprise more than 10% of total revenue.

    The following table presents the breakdown of Property, Plant and Equipment by geography as of December 31, 2020 and 2019:

	As of December 31,
(In thousands of U.S. Dollars)	2020	2019
United States	$100,495	$109,240
Greater China	104,731	105,312
Canada	31,624	47,837
Western Europe	25,487	27,748
Asia (excluding Greater China)	9,930	9,948
Rest of the World	5,130	6,764
Total	$277,397	$306,849

22.  Financial Instruments

(a)	Financial Instruments

The Company maintains cash with various major financial institutions. The Company’s cash is invested with highly rated financial institutions.

(b)	Fair Value Measurements

The carrying values of the Company’s Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities due within one year approximate their fair values due to the short-term maturity of these instruments. Including these instruments, the Company’s financial instruments consist of the following:

	As of December 31, 2020		As of December 31, 2019
(In thousands of U.S. Dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash and cash equivalents(1)	$317,379	317,379	$109,484	$109,484
Equity securities (3)	13,633	13,633	15,685	15,685
Level 2
Net financed sales receivables(2)	112,396	$112,603	$112,432	$111,441
Net investment in sales-type leases (2)	19,414	19,373	15,606	15,309
Convertible loan receivable(2)	—	—	1,500	1,500
Equity securities(1)	1,000	1,000	1,000	1,000
COLI(4)	3,155	3,155	3,150	3,150
Foreign exchange contracts — designated forwards(3)	1,635	1,635	530	530
Foreign exchange contracts — non-designated forwards(3)	344	344	—	—
Bank indebtedness - under the Working Capital Facility(1)	(7,643)	(7,643)	—	—
Bank indebtedness - under the Credit Facility(1)	(300,000)	(300,000)	(20,000)	(20,000)

(1)	Recorded at cost, which approximates fair value.
(2)	Estimated based on discounting future cash flows at currently available interest rates with comparable terms.
(3)	Value determined using quoted prices in active markets.
(4)	Measured at cash surrender value, which approximates fair value.

When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers in or out of the Company’s Level 3 assets during the year ended December 31, 2020 and 2019.
(c)	Foreign Exchange Risk Management

The Company is exposed to market risk from changes in foreign currency rates. A majority of the Company’s revenues is denominated in U.S. Dollars while a substantial portion of its costs and expenses is denominated in Canadian Dollars. A portion of the net U.S. Dollar cash flows of the Company is periodically converted to Canadian Dollars to fund Canadian Dollar expenses through the spot market. In China and Japan, the Company has ongoing operating expenses related to its operations in Chinese Renminbi and Japanese Yen, respectively. Net cash flows are converted to and from U.S. Dollars through the spot market. The Company also has cash receipts under leases denominated in Chinese Renminbi, Japanese Yen, Canadian Dollars and Euros which are converted to U.S. Dollars through the spot market. In addition, because IMAX films generate box office in 84 different countries, unfavourable exchange rates between applicable local currencies and the U.S. Dollar affect the Company’s reported gross box-office and revenues, further impacting the Company’s results of operations. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

The Company entered into a series of foreign currency forward contracts to manage the Company’s risks associated with the volatility of foreign currencies. Certain of these foreign currency forward contracts met the criteria required for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC at inception, and continue to meet hedge effectiveness tests at December 31, 2020 (the “Foreign Currency Hedges”), with settlement dates throughout 2021. Foreign currency derivatives are recognized and measured in the Consolidated Balance Sheets at fair value. Changes in the fair value (gains or losses) are recognized in the Consolidated Statements of Operations except for derivatives designated and qualifying as foreign currency cash flow hedging instruments. The Company currently has cash flow hedging instruments associated with selling, general and administrative expenses and inventories. For foreign currency cash flow hedging instruments related to selling, general and administrative expenses, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive Income and reclassified to the Consolidated Statements of Operations when the forecasted transaction occurs. For foreign currency cash flow hedging instruments related to inventories, the effective portion of the gain or loss in a hedge of a forecasted transaction is reported in Other Comprehensive Income and reclassified to Inventories in the Consolidated Balance Sheets when the forecasted transaction occurs. Any ineffective portion is recognized immediately in the Consolidated Statements of Operations.

On April 28, 2020, the FASB staff issued a question-and-answer document (Q&A) to respond to frequently asked questions about the disruptive effects of COVID-19 on cash flow hedge accounting. FASB Accounting Standards Codification Topic 815, Derivative and Hedging, provides guidance on when to discontinue cash flow hedge accounting and when and how to reclassify amounts deferred in Accumulated Other Comprehensive Income (AOCI) to earnings. The Q&A document addresses how the postponement or cancellation of forecasted transactions related to the effects of the COVID-19 pandemic should be considered when applying cash flow hedge accounting under Topic 815. The Company has considered the Q&A document when applying cash hedge flow accounting under Topic 815. The guidance did not have a material impact to the Company’s Consolidated Financial Statements.

The following tabular disclosures reflect the impact that derivative instruments and hedging activities have on the Company’s Consolidated Financial Statements:

Notional value of foreign exchange contracts:

	As of December 31,
(In thousands of U.S. Dollars)	2020	2019
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	$26,358	$36,052
Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	5,552	—
	$31,910	$36,052

Fair value of derivatives in foreign exchange contracts:

		As of December 31,
(In thousands of U.S. Dollars)	Balance Sheet Location	2020	2019
Derivatives designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	$1,635	$602
	Accrued and other liabilities	—	(72)
Derivatives not designated as hedging instruments:
Foreign exchange contracts — Forwards	Other assets	344	—
	Accrued and other liabilities	—	—
		$1,979	$530

Derivatives in foreign currency hedging relationships are as follows:

		Years Ended December 31,
(In thousands of U.S. Dollars)		2020	2019	2018
Foreign exchange contracts	Derivative Gain (Loss)
— Forwards	Recognized in OCI
	(Effective Portion)	$550	$552	$(2,219)

	Location of Derivative (Loss) Gain
	Reclassified from AOCI	Years Ended December 31,
	(Effective Portion)	2020	2019	2018
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses	$(578)	$(1,109)	$408
	Inventory	(26)	(42)	—
	Property, plant and equipment	—	(32)	—
		$(604)	$(1,183)	$408

		Years Ended December 31,
(In thousands of U.S. Dollars)		2020	2019	2018
Foreign exchange contracts	Derivative Gain (Loss)
— Forwards	Recognized In
	and Out of OCI	$17	$(22)	$21

Non-designated derivatives in foreign currency relationships are as follows:

Years Ended December 31,
(In thousands of U.S. Dollars)	Location of Derivative Gain	2020	2019	2018
Foreign exchange contracts	Selling, general and
— Forwards	administrative expenses
		$344	$—	$—

The Company's estimated net amount of the existing gains as of December 31, 2020 is $2.0 million, which is expected to be reclassified to earnings within the next twelve months.

(d)	Investments in Equity Securities

As of December 31, 2020, the Consolidated Balance Sheets includes $13.6 million (December 31, 2019 — $15.7 million) of investments in equity securities.

On January 17, 2019, IMAX China (Hong Kong), Limited, a wholly-owned subsidiary of IMAX China, as an investor entered into a cornerstone investment agreement with Maoyan Entertainment (“Maoyan”) (as the issuer) and Morgan Stanley Asia Limited (as a sponsor, underwriter and the underwriters’ representative). Pursuant to this agreement, IMAX China (Hong Kong), Limited agreed to invest $15.2 million to subscribe for a certain number of shares of Maoyan at the final offer price pursuant to the global offering of the share capital of Maoyan, and this investment would be subject to a lock-up period of six months following the date of the global offering. On February 4, 2019, Maoyan completed its global offering, upon which, IMAX China (Hong Kong), Limited became a less than 1% shareholder in Maoyan. This investment is classified as an equity security, with a readily determinable market value through the Hong Kong Stock Exchange. The changes in fair value are recorded in Gain (Loss) in Fair Value of Investment in the Company’s Consolidated Statements of Operations. As of December 31, 2020, the value of the Company’s investment in Maoyan was $12.6 million (December 31, 2019 — $14.6 million). For the year ended December 31, 2020, the Company has recorded a net unrealized loss of $2.1 million (2019 — loss of $0.5 million). In February 2021, IMAX China (Hong Kong) sold all of its 7,949,000 shares of Maoyan for gross proceeds of $17.8 million, which represents a $2.6 million gain relative to the Company’s acquisition cost. No shares of Maoyan are currently held by IMAX China (Hong Kong).

The Company has an investment of $1.1 million (December 31, 2019 — $1.0 million) in the shares of an exchange traded fund. This investment is classified as an equity investment.

As of December 31, 2020, the Company held investments in the preferred shares of enterprises which meet the criteria for classification as an equity security under FASB ASC 325, carried at historical cost, net of impairment charges. The carrying value of these equity security investments was $1.0 million at December 31, 2020 (December 31, 2019 — $1.0 million) and is recorded in Other Assets.

23.  Employee's Pension and Postretirement Benefits

(a)	Defined Benefit Plan

The Company has an unfunded defined benefit pension plan, the SERP, covering its CEO, Richard L. Gelfond. Under the terms of the SERP, if Mr. Gelfond’s employment terminated other than for cause (as defined in his employment agreement), he is entitled to receive SERP benefits in the form of a lump sum payment. SERP benefit payments to Mr. Gelfond are subject to a deferral for six months after the termination of his employment, at which time Mr. Gelfond will be entitled to receive interest on the deferred amount credited at the applicable federal rate for short-term obligations. Pursuant to an amendment to his employment agreement dated November 1, 2019, the term of Mr. Gelfond’s employment was extended through December 31, 2022, although Mr. Gelfond has not informed the Company that he intends to retire at that time. Under the terms of this amendment to his employment agreement, the total benefit payable to Mr. Gelfond under the SERP was fixed at $20.3 million.

As of December 31, 2020 and 2019, the amounts recorded on the Company’s Consolidated Balance Sheets related to the SERP are as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2020	2019
Obligation, beginning of period	$18,840	$17,977
Prior service cost	—	456
Interest cost	379	564
Actuarial loss (gain)	897	(157)
Obligation, end of period and unfunded status(1)	20,116	18,840
Accumulated other comprehensive gain	178	988
Net amount recognized in the consolidated balance sheets	$20,294	$19,828

(1)	The accumulated benefit obligation for the SERP was $20.1 million at December 31, 2020 (2019 — $18.8 million).

The increase in the SERP obligation resulting from the November 1, 2019 amendment to Mr. Gelfond’s employment agreement was recognized as a prior service cost within Other Comprehensive Income. This prior service cost is being amortized on a straight-line basis over the remaining employment agreement term of 36 months. The related amortization expense, as well as interest cost, is recorded within Retirement Benefits Non-Service Expense in the Consolidated Statements of Operations.

As of December 31, 2020, 2019 and 2018, the following amounts related to the SERP were recorded on the Company’s Consolidated Balance Sheets within Accumulated Other Comprehensive Loss and will be recognized as components of net periodic benefit cost in future periods:

	As of December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
Unrealized actuarial gain	$(547)	$(1,444)	$(1,287)
Unamortized prior service cost	369	456	—
Net periodic benefit costs to be recognized in future periods	$(178)	$(988)	$(1,287)

For the years ended December 31, 2020, 2019 and 2018, the components of pension expense related to the SERP were as follows:

	Years ended December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
Interest cost	$379	$564	$422
Amortization of prior service cost	87	—	—
Pension expense	$466	$564	$422

The following assumptions were used to determine the SERP obligation and any related costs as of and for the years ended December 31, 2020, 2019 and 2018:

	As of December 31,
	2020	2019	2018
Discount rate	0.36%	2.00%	3.14%
Lump sum interest rate:
First 25 years	N/A	2.12%	N/A
First 20 years	N/A	N/A	3.09%
Thereafter	N/A	2.26%	2.84%
Cost of living adjustment on benefits	N/A	1.20%	1.20%

No contributions were made for the SERP during 2020. The Company expects interest costs of $0.1 million to be recognized as a component of pension cost in for the year ended December 31, 2021.

(b)	Defined Contribution Pension Plan

The Company also maintains defined contribution pension plans for its employees, including its executive officers. The Company makes contributions to these plans on behalf of employees in an amount up to 5% of their base salary subject to certain prescribed maximums. During 2020, the Company contributed and expensed an aggregate of $1.1 million (2019 — $1.2 million; 2018 — $1.2 million) to its Canadian plan and an aggregate of $0.6 million (2019 —$0.6 million; 2018 —$0.5 million) to its defined contribution employee pension plan under Section 401(k) of the U.S. Internal Revenue Code.

(c)	Postretirement Benefits - Executives

The Company has an unfunded postretirement plan for Messrs. Gelfond and Bradley J. Wechsler, Chairman of the Company’s Board of Directors (the “Executive Postretirement Benefit Plan”). The Executive Postretirement Benefit Plan provides that the Company will maintain health benefits for Messrs. Gelfond and Wechsler until they become eligible for Medicare and, thereafter, the Company will provide Medicare supplemental coverage as selected by Messrs. Gelfond and Wechsler.

As of December 31, 2020 and 2019, the Company’s Consolidated Balance Sheets include the following amounts within Accrued and Other Liabilities related to the Executive Postretirement Benefit Plan:

	As of December 31,
(In thousands of U.S. Dollars)	2020	2019
Obligation, beginning of year	$665	$639
Interest cost	20	26
Benefits paid	(29)	—
Actuarial loss	54	—
Obligation, end of year	$710	$665

For the years ended December 31, 2020, 2019 and 2018, the components of pension expense related to the Executive Postretirement Benefit Plan were as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
Interest cost	$20	$26	$24
Amortization of actuarial gain	$(17)	—	—
Pension expense	$3	$26	$24

As of December 31, 2020, 2019 and 2018, the following amounts related to the Executive Postretirement Benefit Plan were recorded on the Company’s Consolidated Balance Sheets within Accumulated Other Comprehensive Loss and will be recognized as components of net pension cost in future periods:

	As of December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
Unrealized actuarial loss (gain)	$21	$(50)	$(50)

As of December 31, 2020, 2019 and 2018, the weighted average assumptions used to determine the benefit obligation related to the Executive Postretirement Benefit Plan are as follows:

	As of December 31,
	2020	2019	2018
Discount rate	2.36%	3.13%	4.15%

For the years ended December 31, 2020, 2019 and 2018, the weighted average assumptions used to determine the net postretirement benefit expense related to the Executive Postretirement Benefit Plan are as follows:

	Years Ended December 31,
	2020	2019	2018
Discount rate	3.13%	4.15%	3.55%

The following benefit payments are expected to be made as per the current plan assumptions for the Executive Postretirement Benefit Plan in each of the next five years following the December 31, 2020 balance sheet date:

2021	$8
2022	9
2023	19
2024	19
2025	21
Thereafter	981
Total	$1,057

(d)	Postretirement Benefits – Canadian Employees

The Company has an unfunded postretirement plan for its Canadian employees who meet certain specific eligibility requirements (the “Canadian Postretirement Benefit Plan”). The Company will provide eligible participants, upon retirement, with health and welfare benefits.

As of December 31, 2020, 2019 and 2018, the Company’s Consolidated Balance Sheets include the following amounts within Accrued and Other Liabilities related to the Canadian Postretirement Benefit Plan:

	As of December 31,
(In thousands of U.S. Dollars)	2020	2019
Obligation, beginning of year	$1,581	$1,487
Interest cost	47	49
Benefits paid	(110)	(108)
Actuarial loss	280	153
Unrealized foreign exchange loss	64	—
Obligation, end of year	$1,862	$1,581

For the years ended December 31, 2020, 2019 and 2018, the components of pension expense related to the Canadian Postretirement Benefit Plan were as follows:

	Years Ended December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
Interest cost	$47	$49	$53
Pension expense	$47	$49	$53

The Company expects interest costs of less than $0.1 million to be recognized as a component of benefit cost for the year ended December 31, 2021.

As of December 31, 2020, 2019 and 2018, the following amounts related to the Canadian Postretirement Benefit Plan were recorded on the Company’s Consolidated Balance Sheets within Accumulated Other Comprehensive Loss and will be recognized as components of net pension cost in future periods:

	As of December 31,
(In thousands of U.S. Dollars)	2020	2019	2018
Unrealized actuarial loss (gain)	$277	$(3)	$(156)

As December 31, 2020, 2019 and 2018, the weighted average assumptions used to determine the benefit obligation related to the Canadian Postretirement Benefit Plan are as follows:

	As of December 31,
	2020	2019	2018
Discount rate	2.30%	3.05%	3.35%

For the years ended December 31, 2020, 2019 and 2018, the weighted average assumptions used to determine the net postretirement benefit expense related to the Canadian Postretirement Benefit Plan are as follows:

	Years Ended December 31,
	2020	2019	2018
Discount rate	3.05%	3.80%	3.35%

The following benefit payments are expected to be made as per the current plan assumptions for the Canadian Postretirement Benefit Plan in each of the next five years following the December 31, 2020 balance sheet date:

2021	$118
2022	119
2023	118
2024	118
2025	115
Thereafter	1,654
Total	$2,242

(e)	Deferred Compensation Benefit Plan

The Company maintained a nonqualified deferred compensation benefit plan (the “Retirement Plan”) covering the former CEO of IMAX Entertainment and Senior Executive Vice President of the Company. Under the terms of the Retirement Plan, the benefits were due to vest in full if the executive incurred a separation from service from the Company (as defined therein). In the fourth quarter of 2018, the executive incurred a separation from service from the Company, and as such, the Retirement Plan benefits became fully vested as of December 31, 2018 and the accelerated costs were recognized and reflected in Executive Transition Costs in the Consolidated Statements of Operations.

As of December 31, 2020, the benefit obligation related to the Retirement Plan was $3.7 million (December 31, 2019 — $3.6 million) and is recorded on the Company’s Consolidated Balance Sheets within Accrued and Other Liabilities. As the Retirement Plan is fully vested, the benefit obligation is measured at the present value of the benefits expected to be paid in the future with the accretion of interest recognized in the Consolidated Statements of Operations within Retirement Benefits Non-Service Expenses.

The Retirement Plan is funded by an investment in company-owned life insurance (“COLI”), which is recorded at its fair value on the Company’s Consolidated Balance Sheets within Prepaid Expenses. As of December 31, 2020, fair value of the COLI asset was $3.2 million (December 31, 2019 — $3.2 million). Gains and losses resulting from changes in the cash surrender value of the COLI asset are recognized in the Consolidated Statements of Operations within Gain (Loss) In Fair Value of Investments.

24.  Non-Controlling Interests

(a)	IMAX China Non-Controlling Interest

The Company indirectly owns 69.89% of IMAX China, whose shares trade on the Hong Kong Stock Exchange. IMAX China remains a consolidated subsidiary of the Company. The balance of non-controlling interest in IMAX China as of December 31, 2020 is $78.5 million. The net loss attributable to the Company’s non-controlling interest in IMAX China for the year ended December 31, 2020 is $(8.6) million.

(b)	Other Non-Controlling Interests

The Company’s Original Film Fund was established in 2014 to co-finance a portfolio of 10 original large-format films. The initial investment in the Original Film Fund was committed by a third party in the amount of $25.0 million, with the possibility of contributing additional funds. The Company has contributed $9.0 million to the Original Film Fund since 2014, and has reached its maximum contribution. Through December 31, 2020, the Original Film Fund has invested $22.3 million toward the development of original films. The related production, financing and distribution agreement includes put and call rights relating to change of control of the rights, title and interest in the co-financed pictures.

The Company also established its VR Fund among the Company, its subsidiary IMAX China and other strategic investors to help finance the creation of interactive VR content experiences for use across all VR platforms, including in the pilot IMAX VR Centers. The VR Fund helped finance the production of one interactive VR experience, which debuted exclusively in the pilot IMAX VR Centers in November 2017 before being made available to other VR platforms. Through December 31, 2018, the Company had invested $4.0 million toward the development of VR content. In December 2018, the Company announced, in connection with its strategic review of its VR pilot initiative, that it had decided to close its remaining VR locations and write-off certain VR content investments. The Company has decided dissolve the VR Fund and will no longer actively pursue any additional VR opportunities at this time. For additional details see Note 26.

(c)	Non-Controlling Interest in Temporary Equity

The following summarizes the movement of the non-controlling interest in temporary equity, in the Original Film Fund for the years ended December 31, 2020, 2019 and 2018.

Balance as of January 1, 2018	$1,353
Issuance of subsidiary shares to non-controlling interests	$7,796
Net loss	(2,710)
Balance as of December 31, 2018	$6,439
Return of capital to non-controlling interests	$(243)
Share issuance costs from the issuance of subsidiary shares to a non-controlling interest	1,350
Net loss	(1,638)
Balance as of December 31, 2019	$5,908
Return of capital to non-controlling interests	(10)
Net loss	(5,139)
Balance as of December 31, 2020	$759

25. Executive Transition Costs

In 2018, the Company recognized Executive Transition Costs of $3.0 million associated with the separation from service of the former CEO of IMAX Entertainment and Senior Executive Vice President of the Company. These costs include $1.9 million of accelerated costs related to retirement benefits which became vested in full upon the separation from service. In addition, expenses of $1.1 million were recorded within Executive Transition Costs for severance, bonus and share-based compensation relating to the exit of this and other executives. No such charges were incurred in the years ended December 31, 2020 and 2019.

26.  Exit Costs, Restructuring Charges and Associated Impairments

The Company recognized the following charges in its Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018:

(In thousands of U.S. Dollars)	2020	2019	2018
Restructuring charges	$—	$628	$2,405
Asset impairments	—	—	6,432
Costs to exit lease and restore facilities	—	222	619
Other	—	—	86
	$—	$850	$9,542

(a)	Costs to exit an operating lease

In December 2018, the Company announced that it would be closing all remaining VR locations and, as a result, recognized New Business Initiatives segment expense of $0.2 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively, reflecting the value of the remaining non-cancelable lease obligations for the closed VR location. No such costs were incurred in 2020.

(b)	Restructuring charges

Restructuring charges are comprised of employee severance costs including benefits and share-based compensation, costs of consolidating facilities and contract termination costs. Restructuring charges are based upon plans that have been committed to by the Company, but may be refined in subsequent periods. A liability for a cost associated with an exit or disposal activity is recognized and measured at its fair value in the Company’s Consolidated Statements of Operations in the period in which the liability is incurred. When estimating the value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ from actual results.

In December 2018, the Company performed a strategic review of its virtual reality pilot initiative and decided to close its remaining VR locations. In addition, as part of the Company’s ongoing efforts to decrease costs, the Company reduced certain functions and realigned resources.

In connection with these restructuring initiatives, the Company incurred $0.6 million and $2.4 million in restructuring charges for the years ended December 31, 2019 and December 31, 2018, respectively. No such costs were incurred in 2020. A summary of the restructuring costs incurred during the years ended December 31, 2020, 2019 and 2018 are as follows:

(In thousands of U.S. Dollars)	2020	2019	2018
Corporate	$—	$628	$1,529
New Business Initiatives	—	—	611
Other	—	—	215
IMAX DMR	—	—	50
	$—	$628	$2,405

The following table sets forth a summary of restructuring accrual activities for the years ended December 31, 2020 and 2019:

(In thousands of U.S. Dollars)	Employee Severance and Benefits
Balance as of December 31, 2018	$1,936
Restructuring charges	628
Cash payments	(2,211)
Balance as of December 31, 2019	$353
Cash payments	(313)
Balance as of December 31, 2020	$40

(c)	Associated Impairments

As a result of the cost reduction plan discussed above, the Company recognized costs associated with the retirement of certain long-lived assets. The following impairments for the year ended December 31, 2018 are a direct result of the exit activities described in (a) above. In the years ended December 31, 2020 and 2019, the Company did not recognize any associated impairments.

(In thousands of U.S. Dollars)	2020	2019	2018
Property, plant and equipment	$—	$—	$3,680
Other assets	—	—	2,565
Prepaid expenses	—	—	121
Intangible assets	—	—	66
	$—	$—	$6,432

27.  Selected Quarterly Financial Information (Unaudited)

	2020
(in thousands of U.S. Dollars, except per share amounts)	Q1	Q2	Q3	Q4
Revenues	$34,902	$8,855	$37,256	$55,990
Costs and expenses applicable to revenues	29,816	16,543	33,427	35,677
Gross margin (margin loss)	$5,086	$(7,688)	$3,829	$20,313
Net loss	$(59,411)	$(30,047)	$(48,484)	$(19,544)
Net loss attributable to common shareholders	$(49,354)	$(25,967)	$(47,209)	$(21,245)

Net loss per share attributable to common shareholders:
Net loss per share - basic & diluted	$(0.82)	$(0.44)	$(0.80)	$(0.36)

	2019
(in thousands of U.S. Dollars, except per share amounts)	Q1	Q2	Q3	Q4
Revenues	$80,198	$104,797	$86,390	$124,279
Costs and expenses applicable to revenues	35,058	45,244	39,270	61,920
Gross margin	$45,140	$59,553	$47,120	$62,359
Net income	$12,487	$13,836	$10,896	$21,352
Net income attributable to common shareholders	$8,265	$11,397	$9,033	$18,171

Net income per share attributable to common shareholders:
Net income per share - basic & diluted	$0.13	$0.19	$0.15	$0.29

28.  Reclassification of Prior Year Amounts

In the current year, the Company presented Credit Loss Expense separately from Write-downs on the Consolidated Statements of Cash Flows. In addition, in the current year, Loss From Equity-Accounted Investments and (Gain) Loss on Non-Cash Contribution to Equity-Accounted Investees have been combined into Equity in Losses (Income) of Investees on the Consolidated Statements of Cash Flows.

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

The Company’s management, with the participation of its CEO and its CFO, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2020 and has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. The Company will continue to periodically evaluate its disclosure controls and procedures and will make modifications from time to time as deemed necessary to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2020, and has concluded that such internal control over financial reporting were effective as of that date.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in their report, which appears in Part II, Item 8.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to its internal control over financial reporting despite the fact that most of its employees are working remotely due to the COVID-19 pandemic. The Company will continue to monitor the evolving COVID-19 situation to minimize its impact on the design and operating effectiveness of the Company’s internal control.

Item 9 B. Other Information

Our Amended and Restated By-Law No. 1 became effective on March 4, 2021, following approval by our board of directors on the same date. By-Law No. 1 was amended by the Amended and Restated By-Law No. 1 to (i) include provisions to allow us to hold shareholder meetings by means of a telephonic, electronic or other communication facility, and for shareholders to be present at such meeting by such means for purposes of establishing a quorum, (ii) require that a nominating shareholder include the country of residence of a director, including their Canadian residency status, in the notice nominating a director for election, (iii) specify that attendance at a meeting by a person constitutes a waiver of notice of the meeting, except where the attendance is for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called, and (iv) include certain other clarifying updates. The amendment is subject to confirmation by majority vote of our shareholders at the next annual general meeting to be held in June 2021. Absent such confirmation, the Amended and Restated By-Law No. 1 will cease to be effective and we will become subject to By-Law No.1 as it was in effect prior to March 4, 2021.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the information under the following captions in the Company’s Proxy Statement: “Item No. 1 – Election of Directors;” “Executive Officers;” “Section 16(a) Beneficial Ownership Reporting Compliance;” “Code of Business Conduct and Ethics;” and “Audit Committee.”

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

Report of Independent Registered Public Accounting Firm, which covers the financial statements, the financial statement schedule in (a)(2) and the Company’s internal control over financial reporting, is included under Part II, Item 8.

(a)(2) Financial Statement Schedules

Financial statement schedule for each year in the three-year period ended December 31, 2020.

II. Valuation and Qualifying Accounts.

(a)(3) Exhibits

The items listed as Exhibits 10.1 to 10.43, 10.47, 10.48 and 10.51 relate to management contracts or compensatory plans or arrangements.

Exhibit No.	Description	Form	File No	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of IMAX Corporation, dated July 30, 2013.	10-Q	001-35066	3.1	10/24/13

*3.2	Amended and Restated By-Law No. 1 of IMAX Corporation, enacted on March 4, 2021.

4.1	Shareholders’ Agreement, dated as of January 3, 1994, among WGIM Acquisition Corporation, the Selling Shareholders as defined therein, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., Bradley J. Wechsler, Richard L. Gelfond and Douglas Trumbull (the “Selling Shareholders’ Agreement”).	10-K	001-35066	4.1	2/21/13

4.2	Amendment, dated as of March 1, 1994, to the Selling Shareholders’ Agreement.	10-K	001-35066	4.2	2/21/13

4.3	Registration Rights Agreement, dated as of February 9, 1999, by and among IMAX Corporation, Wasserstein Perella Partners, L.P., Wasserstein Perella Offshore Partners, L.P., WPPN Inc., the Michael J. Biondi Voting Trust, Bradley J. Wechsler and Richard L. Gelfond.	10-K	001-35066	4.3	2/21/13

4.4	Description of IMAX Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-35066	4.4	2/19/20

10.1	Stock Option Plan of IMAX Corporation, dated June 18, 2008.	10-K	001-35066	10.1	2/24/16

10.2	IMAX Corporation Amended and Restated Long Term Incentive Plan, dated June 6, 2016.	8-K	001-35066	10.1	6/7/16

10.3	IMAX Corporation Second Amended and Restated Long-Term Incentive Plan, dated June 3, 2020.	8-K	001-35066	10.1	6/5/20

10.4	IMAX Corporation Form of Stock Option Award Agreement.	10-Q	001-35066	10.41	7/20/16

10.5	IMAX Corporation Form of Restricted Stock Unit Award Agreement.	10-K	001-35066	10.4	2/19/20

10.6	IMAX Corporation Form of Performance Stock Unit Award Agreement.	10-K	001-35066	10.5	2/19/20

10.7	IMAX Corporation Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2006.	10-K	001-35066	10.2	2/21/13

Exhibit No.	Description	Form	File No	Exhibit	Filing Date

10.8	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.3	2/21/13

10.9	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.4	2/21/13

10.10	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.5	2/24/12

10.11	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.6	2/24/12

10.12	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.8	2/20/14

10.13	Services Agreement, dated December 11, 2008, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.9	2/19/15

10.14	Services Agreement Amendment, dated February 14, 2011, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.10	2/24/16

10.15	Services Agreement Amendment, dated April 1, 2013, between IMAX Corporation and Bradley J. Wechsler.	10-K	001-35066	10.11	2/20/14

10.16	Employment Agreement, dated July 1, 1998, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.10	2/21/13

10.17	Amended Employment Agreement, dated July 12, 2000, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.11	2/21/13

10.18	Amended Employment Agreement, dated March 8, 2006, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.12	2/24/12

10.19	Amended Employment Agreement, dated February 15, 2007, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.13	2/24/12

10.20	Amended Employment Agreement, dated December 31, 2007, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.16	2/20/14

10.21	Amended Employment Agreement, dated December 11, 2008, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.17	2/19/15

10.22	Amended Employment Agreement, dated December 20, 2010, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.18	2/24/16

10.23	Amended Employment Agreement, dated December 12, 2011, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.17	2/24/12

10.24	Employment Agreement, dated January 1, 2014, between IMAX Corporation and Richard L. Gelfond.	10-Q	001-35066	10.12	10/23/14

10.25	First Amending Agreement, dated December 9, 2015, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.21	2/24/16

10.26	Employment Agreement, dated November 8, 2016, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.24	2/23/17

10.27	Amendment to Employment Agreement, dated November 1, 2019, between IMAX Corporation and Richard L. Gelfond.	10-K	001-35066	10.26	2/19/20

10.28	Employment Agreement, dated September 1, 2016, between IMAX Corporation and Greg Foster.	10-Q	001-35066	10.43	10/23/16

Exhibit No.	Description	Form	File No	Exhibit	Filing Date

10.29	First Amending Agreement, dated January 25, 2018, between IMAX Corporation and Greg Foster.	10-K	001-35066	10.26	2/27/18

10.30	Letter of Agreement, dated December 7, 2018, between IMAX Corporation and Greg Foster.	10-Q	001-35066	10.40	4/26/19

10.31	Nonqualified Retirement Plan Agreement, dated June 6, 2017, between IMAX Corporation and Greg Foster.	10-Q	001-35066	10.42	7/26/17

10.32	Amendment No. 1 to Nonqualified Retirement Plan Agreement, dated September 27, 2017, between IMAX Corporation and Greg Foster.	10-Q	001-35066	10.43	10/26/17

10.33	Split-Dollar Agreement, dated July 1, 2017, between IMAX Corporation and Greg Foster.	10-Q	001-35066	10.44	10/26/17

10.34	Employment Agreement, dated December 18, 2017, between IMAX Corporation and Robert D. Lister.	10-K	001-35066	10.30	2/27/18

10.35	First Amending Agreement, dated March 11, 2020, between IMAX Corporation and Robert D. Lister.	10-Q	001-35066	10.47	4/30/20

10.36	Employment Agreement, dated June 6, 2016 between IMAX Corporation and Patrick McClymont.	10-Q	001-35066	10.40	7/20/16

10.37	Amendment to Employment Agreement, dated August 2, 2019, between IMAX Corporation and Patrick McClymont.	10-Q	001-35066	10.41	10/31/19

10.38	Second Amendment to Employment Agreement, dated October 21, 2019, between IMAX Corporation and Patrick McClymont.	10-Q	001-35066	10.42	10/31/19

10.39	Third Amendment to Employment Agreement, dated December 5, 2019, between IMAX Corporation and Patrick McClymont.	10-K	001-35066	10.37	2/19/20

10.40	Employment Agreement, dated December 17, 2019, between IMAX Corporation and Patrick McClymont.	10-K	001-35066	10.38	2/19/20

10.41	Employment Agreement, dated October 10, 2018, between IMAX Corporation and Megan Colligan.	10-Q	001-35066	10.48	7/28/20

10.42	Employment Memorandum, dated September 18, 2020, between IMAX Corporation and Mark Welton.	10-Q	001-35066	10.52	10/29/20

*10.43	Statement of Directors’ Compensation, dated January 12, 2021.

10.44	Construction Loan Agreement, dated October 6, 2014, between IMAX PV Development, Inc., Wells Fargo Bank, National Association and the financial institutions referred to therein.	10-Q	001-35066	10.45	10/23/14

10.45	Securities Purchase Agreement, dated as of May 5, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust.	10-K	001-35066	10.43	2/20/14

10.46	Amendment No. 1 to Securities Purchase Agreement, dated December 1, 2008, by and between IMAX Corporation, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, James E. Douglas, III, and K&M Douglas Trust.	10-K	001-35066	10.35	2/19/15

10.47	Employment Agreement, dated March 23, 2018, between IMAX Corporation and Don Savant.	10-Q	001-35066	10.37	5/1/18

Exhibit No.	Description	Form	File No	Exhibit	Filing Date

10.48	Amended Employment Agreement, dated September 28, 2018, between IMAX Corporation and Don Savant.	10-Q	001-35066	10.40	10/25/18

10.49	Fifth Amended and Restated Credit Agreement, dated June 28, 2018, by and between IMAX Corporation, the Guarantors referred to therein, the Lenders referred to therein, and Wells Fargo Bank, National Association, as Administrative Agent.	10-Q	001-35066	10.38	7/25/18

10.50	First Amendment to Fifth Amendment and Restated Credit Agreement entered into on June 10, 2020.	8-K	001-35066	10.1	6/11/20

10.51	Form of Director Indemnification Agreement.	10-Q	001-35066	10.39	7/25/18

*21	Subsidiaries of IMAX Corporation.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney of certain directors.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 4, 2021, by Richard L. Gelfond.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 4, 2021, by Patrick McClymont.

*32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 4, 2021, by Richard L. Gelfond.

*32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 4, 2021, by Patrick McClymont.

*101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAX CORPORATION

By	/s/ PATRICK MCCLYMONT
Patrick McClymont
Chief Financial Officer & Executive Vice President

Date: March 4, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2021.

/s/ RICHARD L. GELFOND	/s/ PATRICK MCCLYMONT	/s/ KEVIN M. DELANEY
Richard L. Gelfond Chief Executive Officer & Director (Principal Executive Officer)	Patrick McClymont Chief Financial Officer & Executive Vice President (Principal Financial Officer)	Kevin M. Delaney Senior Vice President, Finance & Controller (Principal Accounting Officer)

*	*	*
Bradley J. Wechsler Chairman of the Board & Director	Neil S. Braun Director	Eric A. Demirian Director

*	*	*
Kevin Douglas Director	David W. Leebron Director	Michael MacMillan Director

*	*
Dana Settle Director	Darren D. Throop Director

By	* /s/ PATRICK MCCLYMONT
Patrick McClymont
(as attorney-in-fact)

IMAX CORPORATION

Schedule II

Valuation and Qualifying Accounts

(In thousands of U.S. Dollars)

	Balance at beginning of year	Additions/ (recoveries) charged to expenses	Other additions/ (deductions)(1)	Balance at end of year
Allowance for credit losses related to net investment in leases
Year ended December 31, 2018	$155	$—	$—	$155
Year ended December 31, 2019	$155	$—	$—	$155
Year ended December 31, 2020	$155	$451	$(49)	$557

Allowance for credit losses related to financed sale receivables
Year ended December 31, 2018	$922	$(83)	$—	$839
Year ended December 31, 2019	$839	$76	$—	$915
Year ended December 31, 2020	$915	$6,574	$(215)	$7,274

Allowance for credit losses related to doubtful accounts receivable
Year ended December 31, 2018	$1,613	$3,030	$(1,469)	$3,174
Year ended December 31, 2019	$3,174	$2,354	$(390)	$5,138
Year ended December 31, 2020	$5,138	$9,708	$(551)	$14,295

Allowance for credit losses related to variable consideration receivables
Year ended December 31, 2018	$—	$—	$—	$—
Year ended December 31, 2019	$—	$—	$—	$—
Year ended December 31, 2020	$—	$1,875	$12	$1,887

Inventories valuation allowance
Year ended December 31, 2018	$3,886	$250	$(251)	$3,885
Year ended December 31, 2019	$3,885	$446	$(1,115)	$3,216
Year ended December 31, 2020	$3,216	$3,028	$(492)	$5,752

Deferred income tax valuation allowance
Year ended December 31, 2018	$197	$—	$—	$197
Year ended December 31, 2019	$197	$—	$—	$197
Year ended December 31, 2020	$197	$28,589	$—	$28,786

(1)	Deductions represent write-offs of amounts previously charged to the provision. Other additions/(deductions) also include impact of foreign exchanges.